Form 10KSB
period 1999-12-31
PATRIOT NATIONAL BANCORP INC
filed 2000-03-29
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                        Commission file number 000-29599

                         PATRIOT NATIONAL BANCORP, INC.
                 (Name of small business issuer in its charter)

                 Connecticut                             06-1559137
                 -----------                             ----------
        (State or other jurisdiction of               (IRS Employer
         incorporation or organization)            Identification Number)

                900 Bedford Street
               Stamford, Connecticut                        06901
    ----------------------------------------              ----------
    (Address of principal executive offices)              (Zip Code)

             Issuer's telephone number                  (203) 324-7500

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $2.00 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No
                                   ---      ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenue for its most recent fiscal year: $10,954,048
                                                          -----------

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2000: $17,040,274
                                    -----------

Number of shares of the registrant's Common Stock, par value $2.00 per share, outstanding as of February 28, 2000: 2,160,952
                                     ---------

Documents Incorporated by Reference
-----------------------------------

Proxy Statement for 2000 Annual               Incorporated into Part III of this
Meeting of Shareholders.  (A definitive       Form 10-KSB
proxy statement will be filed with the
Securities and Exchange Commission
within 120 days after the close of the
fiscal year covered by this Form 10-KSB.)

Transition Small Business Disclosure Format (check one):

         Yes           No  X
             -----       -----

                                TABLE OF CONTENTS

Part I                                                                      Page
------                                                                      ----

Item 1.    Description of Business                                             1

Item 2.    Description of Properties                                           8

Item 3.    Legal Proceedings                                                   9

Item 4.    Submission of Matters to a vote of Security Holders                 9

Part II
-------

Item 5.    Market for Common Equity and Related
             Shareholder Matters                                               9

Item 6.    Management's Discussion and Analysis or
             Plan of Operation                                                12

Item 7.    Financial Statements                                               23

Item 8.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                           24

Part III
--------

Item 9.    Directors, Executive Officers, Promoters and
             Control Persons: Compliance with Section 16 (a)
             of the Exchange Act                                              25

Item 10.  Executive Compensation                                              25

Item 11.  Security Ownership of Certain Beneficial Owners
            and Management                                                    25

Item 12.  Certain Relationships and Related Transactions                      25

Item 13.  Exhibits and Reports on Form 8-K                                    25

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Patriot National Bancorp, Inc. ("Bancorp"), a Connecticut corporation was organized in 1999 for the purpose of becoming a one-bank holding company (the "Reorganization") for Patriot National Bank, a national banking association headquartered in Stamford, Connecticut (the "Bank"). Following receipt of regulatory and shareholder approvals, the Reorganization became effective as of the opening of business on December 1, 1999. Upon consummation of the Reorganization, each outstanding share of Common Stock, par value $2.00 per share, of the Bank ("Bank Common Stock"), was converted into the right to receive one share of Common Stock, par value $2.00 per share, of Bancorp ("Bancorp Common Stock"), and each outstanding option or warrant to purchase Bank Common Stock became an option or warrant to purchase an equal number of shares of Bancorp Common Stock.

As of the date hereof, the only business of Bancorp is its ownership of all of the issued and outstanding capital stock of the Bank. Except as specifically noted otherwise herein, the balance of the description of Bancorp's business is a description of the Bank's business.

The Bank was granted preliminary approval by the Comptroller of the Currency (the "OCC") on March 5, 1993 and received its charter and commenced operations as a national bank on August 31, 1994. On September 5, 1997 the Bank opened a branch office in Greenwich, Connecticut. On October 12, 1999 the Bank opened a branch office in Old Greenwich, Connecticut. On February 10, 1999, the OCC granted approval for the Bank to establish a second office in Stamford, Connecticut. The Bank is presently looking for a location in Stamford.

On June 30, 1999, the Bank through its wholly-owned subsidiary, PinPat Acquisition Corporation, acquired all of the outstanding capital stock of Pinnacle Financial Corp., a Connecticut corporation, Pinnacle Financial Corp., a New Jersey corporation, and Pinnacle Financial Corp., a New York corporation (collectively, "Pinnacle"), a residential mortgage broker. Pinnacle surrendered its mortgage licenses and the mortgage brokerage business of Pinnacle is now conducted through a division of the Bank. If Bancorp determines in the future to conduct this business through Pinnacle, Pinnacle will file for appropriate mortgage licenses. It is too early to determine the impact that the Pinnacle acquisition will have on the business or results of operation of Bancorp.

Bancorp currently conducts business operations at its office located at 900 Bedford Street, Stamford, Connecticut. The Bank conducts business operations at its office located at 900 Bedford Street, Stamford, Connecticut; a branch office located at 100 Mason Street, Greenwich, Connecticut; and a branch office located at 184 Sound Beach Avenue, Old Greenwich, Connecticut. The Bank also operates mortgage origination offices at 71 Lewis Street, Greenwich, Connecticut; 125 Wireless Boulevard, Suite 1, Hauppauge, New York; 1120 Route 22 East, Suite 5, Bridgewater, New Jersey; and an office that opened on March 6, 2000, at Wiccopee Plaza, Suite D, East Fishkill, New York.

The Bank is an independent bank engaged in substantially all of the business operations customarily conducted by independent commercial banks. The Bank offers a broad range of consumer and commercial banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses and professionals. The Bank offers consumer and commercial deposit accounts that include: checking accounts, interest-bearing "NOW" accounts, insured money market accounts, time certificates of deposit, savings accounts and IRA's (Individual Retirement Accounts). Other services include money orders, traveler's checks and access to an ATM (automated teller system). In addition, the Bank may in the future offer Keogh accounts and other services. The Bank does not currently accept brokered deposits.

The Bank offers real estate loans to individuals including home mortgages, home improvement loans, bridge loans and home equity lines of credit. Other personal loans include lines of credit, installment loans and credit cards. Loans offered to small and medium-sized businesses include unsecured and secured loans to service companies, real estate developers, manufacturers, restaurants, wholesalers, retailers and professionals doing business in the region.

The Bank competes with all institutions in its market area. Most have greater financial resources and capitalization, which gives them higher lending limits and the ability to conduct larger advertising campaigns to attract business. Generally the larger institutions offer services such as trust and international banking which the Bank is not equipped to offer directly. When the need arises, arrangements are made with correspondent institutions to provide such services. To attract business in this competitive environment, the Bank relies on local promotional activities and personal contact by officers, directors and shareholders and on its ability to offer personalized services.

The Bank does not, and may not in the future, offer trust services. If the Bank desires in the future to offer trust services, prior approval of the OCC will be required.

The customer base of the Bank is diversified so that there is not a concentration of either loans or deposits within a single industry, a group of industries, a single person or groups of people. The Bank is not dependent on one or a few major customers for either its deposit or lending activities, the loss of any one of which would have a material adverse effect on the business of the Bank.

Residents and businesses in Greenwich and the southern portion of Stamford, Connecticut provide the majority of the Bank's deposits. This area is bordered by the New York State to the west, the Merritt Parkway to the north in Stamford, the Town of Darien to the east, and Long Island Sound to the south.

The Bank's loan customers extend beyond Greenwich and the southern portion of Stamford to include the balance of Stamford and the adjacent towns of Darien and New Canaan, although the Bank's loan business is not necessarily limited to these municipalities. The Bank's mortgage brokerage business is concentrated in the areas surrounding its loan origination offices. While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in the Stamford area, the Bank believes that the service, professional and related businesses which have been attracted to this area, as well as individuals, represent current and potential customers of the Bank.

In the normal course of business and subject to applicable government regulations, the Bank invests a portion of its assets in investment securities, which may include certain debt and equity securities, including government securities. An objective of the Bank's investment policy is to seek to optimize its return on assets while limiting its exposure to interest rate movements.

The Bank's employees perform most routine day-to-day banking transactions at the Bank. However, the Bank has entered into a number of arrangements with third parties for banking services such as correspondent banking, check clearing, data processing services, credit card processing and armored carrier service.

The City of Stamford and the Town of Greenwich are presently served by approximately 71 branches of commercial banks and savings banks, most of which are offices of banks which have headquarters outside of the area or are subsidiaries of bank or financial holding companies whose headquarters are outside of Stamford or Greenwich. In addition to the banks with branches in Stamford and Greenwich, there are numerous banks and financial institutions serving the communities surrounding Stamford and Greenwich, which also draw customers from Stamford and Greenwich, posing significant competition to the Bank for deposits and loans. Competition can also be expected from out-of-state financial institutions, which may establish or acquire offices in the Bank's service area and from other local financial institutions, which may be formed in the future. Many of such banks and financial institutions are well established and well capitalized.

In recent years, intense market demands, economic pressures and significant legislative and regulatory actions have eroded banking industry classifications which were once clearly defined and have increased competition among banks, as well as other financial institutions. This increase in competition has caused banks and other financial service institutions to diversify their services and become more cost effective as a result of competition with one another and with new types of financial service companies, including non-bank competitors. While the impact on Bancorp of federal legislation authorizing increased services by financial holding companies and interstate branching of banks cannot be determined, Bancorp anticipates that the effectiveness of such legislation will likely result in increased competition. These events have resulted in increasing homogeneity in the financial services offered by banks and other financial institutions. Some of the results to banks and other financial institutions of these market dynamics and legislative and regulatory changes have been increased customer awareness of product and service differences among competitors and increased merger activity.

Bancorp's operations are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board") as a bank holding company. The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the OCC's capital guidelines applicable to the Bank. The Bank Holding Company Act of 1956, as amended (the "BHC Act"), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage. In general, Bancorp and its subsidiaries are prohibited from engaging in or acquiring direct control of any company engaged in banking or in a business so closely related to banking as to be a proper incident thereto. Federal legislation enacted in 1999 authorizes certain entities to register as financial holding companies. Registered financial holding companies will be permitted to engage in businesses, including securities and investment banking businesses, which are prohibited to bank holding companies. Bancorp cannot predict what effect, if any, the creation of financial holding companies may have on it or its competitive position.

Under the BHC Act, Bancorp will be required to file annually with the Federal Reserve Board a report of its operations. Bancorp, the Bank and any other subsidiaries will be subject to examination by the Federal Reserve Board. In addition, Bancorp will be required to obtain the prior approval of the Federal Reserve Board to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company. Moreover, Bancorp, the Bank and any other subsidiaries will be prohibited from engaging in certain tying arrangements in connection with any extension of credit or provisions of any property or services. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on issuing any extension of credit to Bancorp or any of its subsidiaries or making any investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. If Bancorp wants to engage in businesses permitted to financial holding companies but not to bank holding companies, it would need to register with the Federal Reserve Board as a financial holding company.

The Federal Reserve Board had issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that bank holding company's net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the bank holding company's capital needs, asset quality and overall financial condition. The Federal Reserve Board has also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to applicable law, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the bank holding company's bank subsidiary is classified as "undercapitalized."

A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities, if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated retained earnings. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, ("Riegle-Neal Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all or the assets of, a bank located in a state other than such holding company's state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent that such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limits contained in the Riegle-Neal Act.

Bancorp is subject to capital adequacy rules and guidelines issued by the OCC, Federal Reserve Board and FDIC. These substantially identical rules and guidelines require Bancorp to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, the Federal regulatory agencies are required to implement and enforce these rules in a stringent manner. Bancorp is also subject to applicable provisions of Connecticut law insofar as they do not conflict with or are not otherwise preempted by Federal banking law.

Bancorp is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in accordance with the Exchange Act, files periodic reports, proxy statements and other information with the SEC.

The Bank has focused its attention on serving that segment of its market area historically served by community banks operating in Stamford and Greenwich. The Bank competes in its market by providing a high level of personalized and responsive banking service for which the Bank believes there is a need. The Bank also believes that by planning to establish a branch in the northern part of Stamford, it can satisfy the demand for personalized and responsive services.

The Bank's operations are subject to regulation, supervision and examination by the OCC and the Federal Deposit Insurance Corporation ("FDIC").

Federal and state banking regulations regulate, among other things, the scope of the business of a bank, a bank holding company or a financial holding company, the investments a bank may make, deposit reserves a bank must maintain, the nature and amount of collateral for certain loans a bank makes, the establishment of branches and the activities of a bank with respect to mergers and acquisitions. The Bank is a member of the Federal Reserve System and is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder. The Bank is subject to the federal regulations promulgated pursuant to the Financial Institutions Supervisory Act to prevent banks from engaging in unsafe and unsound practices, as well as various other federal and state laws and consumer protection laws. The Bank is also subject to the comprehensive provisions of the National Bank Act.

The Bank is subject to capital adequacy rules and guidelines issued by the OCC. Those rules and guidelines require the Bank to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, the OCC and the other federal regulatory agencies are required to implement and enforce these rules in a stringent manner.

The OCC regulates the number and locations of the branch offices of a national bank. The OCC may only permit a national bank to maintain branches in locations and under the conditions imposed by state law upon state banks. At this time, applicable Connecticut banking laws do not impose any material restrictions on the establishment of branches by Connecticut banks throughout Connecticut.

The earnings and growth of Bancorp, the Bank and the banking industry are affected by the monetary and fiscal policies of the United States Government and its agencies, particularly the Federal Reserve Board. The Open Market Committee of the Federal Reserve Board implements national monetary policy to curb inflation and combat recession. The Federal Reserve Board uses its power to adjust interest rates in United States Government securities, the Discount Rate and deposit reserve retention rates. The actions of the Federal Reserve Board influence the growth of bank loans, investments and deposits. They also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

In addition to other laws and regulations, Bancorp and the Bank are subject to the Community Reinvestment Act ("CRA"), which requires the Federal bank regulatory agencies, when considering certain applications involving Bancorp or the Bank, to consider Bancorp's and the Bank's record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and over unwarranted geographic differences in lending patterns. Existing banks have sought to comply with CRA in various ways, including the use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements and small business loans. For example, this may include participation in various government insured lending programs, such as Federal Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value ratio conventional mortgage loans with private mortgage insurance. To date, the market area from which the Bank draws much of its business is Greenwich and the southern portion of Stamford, which are characterized by a very diverse ethnic, economic and racial cross-section of the population. As the Bank expands further into Old Greenwich and the northern part of Stamford, the market areas served by the Bank will continue to evolve. Bancorp and the Bank have not and will not adopt any policies or practices which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the Stamford or Greenwich communities.

Bancorp does not anticipate that compliance with applicable federal and state banking laws will have a material adverse effect on its business or the business of the Bank.

Neither Bancorp nor the Bank has any material patents, trademarks, licenses, franchises, concessions and royalty agreements or labor contracts, other than the charter granted to the Bank by the OCC. The Bank has, however, registered the trademark "Patriot" and the corresponding logo with the State of Connecticut Trademark Office.

Compliance by Bancorp and the Bank with federal, state and local provisions which have been enacted or adopted regulating or otherwise relating to the discharge of material into the environment is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Bancorp.

As of December 31, 1999, the Bancorp had 58 full-time employees and 10 part-time employees. None of the employees of the Bancorp is covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Bank leases approximately 12,000 square feet of office space located at 900 Bedford Street, Stamford, Connecticut, which is used for its main office and as the corporate offices of Bancorp. Such space is adequate for Bancorp's and the Bank's current needs. The entire building is being leased by the Bank for a term of ten years, which commenced on September 1, 1994 at an initial annual rent of $108,000, which rent increased by approximately 11%, 10% and 15% in the second, third and fourth years, respectively, and will increase by approximately 8% in the fifth year. Thereafter, rent increases will be based on increases in the consumer price index. The Bank's lease also provides the Bank with a right of first refusal to purchase the building in the event the owner of the property receives an offer to purchase the building from a third party which it wishes to accept, on the same terms and conditions of such offer, subject to the terms of the lease.

The Bank currently occupies approximately 70% of the space in the 900 Bedford Street building. The Bank has sublet portions of the remaining space under subleases with each having a maturity, which the Bank believes, will coincide with its future needs for additional space for its operations. The Bank has entered into subleases covering approximately 3,500 square feet at rents not less than the rent payable by the Bank with month to month terms. The businesses of the subtenants of the Bank include a law practice, a mortgage broker and an internet service business. SEE ALSO, "Item 12. Certain Relationships and Related Transactions."

The Bank has entered into an agreement for additional parking with a remaining term of four years at an annual rent of $18,000. SEE ALSO, "Item 12. Certain Relationships and Related Transactions."

The Bank leases approximately 5,000 square feet of office space on the first floor located at 100 Mason Street, Greenwich, Connecticut. The lease commenced on July 1, 1997 at an initial annual rent of $190,000, which rent will increase by approximately 2.5% each year thereafter. The lease provides for three five-year renewals after the initial term. The Bank has entered into a sublease covering approximately 1,000 square feet at a rent not less than the rent payable by the Bank with month to month terms.

The Bank leases approximately 1,300 square feet of office space at 184 Sound Beach Avenue, Old Greenwich, Connecticut. The lease commenced on December 31, 1998 at an initial annual rent of $34,800, which rent will increase by approximately 10% in the third year and 25% in the fourth year and will remain constant during the fifth year.

The Bank leases approximately 2,500 square feet of office space at 125 Wireless Boulevard, Suite 1, Hauppauge, New York. The lease commenced on March 1, 1999 at an initial annual rent of $43,085, which rent will increase by approximately 4% each consecutive year. The lease expires January 31, 2004.

The Bank sub-leases approximately 200 square feet of office space at 1120 Route 22 East, Suite 5, Bridgewater, New Jersey. The lease commenced on February 19, 1999 at an initial annual rent of $7,560. This lease expired on February 18, 2000, but the Bank continues to occupy the office at the monthly rent of $630.

The Bank leases approximately 2,400 square feet of office space at Wiccopee Plaza, Suite D, East Fishkill, New York. The lease commenced on March 1, 2000 at an initial annual rent of $24,000. The rent remains constant until February 28, 2003, when the lease expires.

The Bank anticipates leasing a facility for a branch office in the northern section of Stamford in 2000.

All leased properties described above are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Bank is a party or any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1999, no matter was submitted to a vote of shareholders of Bancorp or the Bank.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information
------------------

The Bancorp Common Stock is traded on the NASDAQ Small Cap Market under the Symbol "PNBK." Prior to the effective date of the Reorganization, the Bank Common Stock was traded on the NASDAQ Small Cap Market, also under the symbol "PNBK." On December 31, 1999, the last bid price for the Bancorp Common Stock on NASDAQ Small Cap Market was $12.375.

The following table sets forth the high and low sales price per share of the Bank Common Stock up to December 1, 1999 and for Bancorp Common Stock on and after December 1, 1999 for each quarter of 1999 and 1998 as reported on the NASDAQ Small Cap Market System.

         Quarter Ended                 High          Low
         -------------                 ----          ---

         March 31, 1999 ........      $ 10.37     $ 8.438
         June 30, 1999 .........         9.75       7.875
         September 30, 1999.....        10.75       9.125
         December 31, 1999......        13.00       9.875

         March 31, 1998 ........      $ 11.62     $ 6.750
         June 30, 1998 .........        12.37       9.750
         September 30, 1998.....        10.75       9.000
         December 31, 1998......         9.37       8.125

Holders
-------

There were approximately 1,018 shareholders of record of Bancorp Common Stock as of December 31, 1999.

Dividends
---------

Bancorp has not paid any dividends on the Bancorp Common Stock, and, up to the effective date of the Reorganization, the Bank did not pay any dividends on the Bank Common Stock. Bancorp expects that its earnings will be used for operating capital and that no dividends will be paid in the foreseeable future. The Bank will be legally able to pay dividends to Bancorp only out of net earnings and only after certain capitalization levels of the Bank have been achieved or replenished. In addition, the OCC and/or the FDIC may impose further restrictions on dividends. Future dividends depend on many factors, including management's estimates of future earnings and the Bancorp's need for capital.

Recent Sales of Unregistered Securities
---------------------------------------

During   1999,   neither  the  Bank  (prior  to  the   effective   date  of  the
Reorganization)   nor  Bancorp  (from  and  after  the  effective  date  of  the
Reorganization) sold any securities that were not registered under the Securities Act of 1933, except for sales of Bank Common Stock which have been previously reported in the Bank's Quarterly Reports on Form 10-QSB for the quarterly periods ended March 31, 1999, June 30, 1999 and September 30, 1999.

PATRIOT NATIONAL BANK

Financial Highlights
--------------------

                                    ---------------------------------------------------------------------------------
                                         1999             1998              1997            1996             1995
                                    ---------------------------------------------------------------------------------
Operating Data

Interest and dividend income ..     $  9,732,719     $  6,765,283     $  5,130,009     $  3,940,490     $  2,630,263
Interest expense ..............        4,739,921        3,074,518        2,347,644        1,723,052        1,326,902
Net interest income ...........        4,992,798        3,690,765        2,782,365        2,217,438        1,303,361
Provision for loan losses .....          553,000          104,000          248,000          191,747          254,991
Non-interest income ...........        1,221,329          373,808          268,822          281,927          116,428
Non interest expense ..........        5,245,986        3,420,185        2,706,871        2,078,299        1,899,630
Net income (loss) .............          348,641          626,488          310,416          299,919         (735,832)
Basic income (loss) per share .             0.17             0.48             0.25             0.25            (0.60)
Diluted income (loss) per share             0.16             0.47             0.25             0.24            (0.60)

Balance Sheet Data

Cash and due from banks .......     $  2,685,031     $  1,867,353     $  1,532,055     $  1,389,183     $  1,416,706
Federal funds sold ............       18,900,000       27,700,000       17,000,000       12,000,000       11,000,000
Short term investments ........       10,976,264             --               --               --               --
Investment securities .........       33,003,494       13,562,730        9,943,046        6,993,184        6,486,470
Loans, net ....................      107,769,911       57,052,618       44,358,069       31,486,942       22,807,891
Goodwill, net .................        1,177,948             --               --               --               --
Assets ........................      177,194,697      102,327,631       75,073,200       53,551,217       43,337,087
Total deposits ................      162,746,354       89,309,139       68,592,231       47,546,737       37,642,967
Total shareholders' equity ....       13,236,088       12,097,283        5,480,548        5,072,975        4,776,187

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         (a)      Plan of Operation

Not applicable since the Bancorp, as successor to the Bank has had revenues from operations in each of the last four fiscal years.

         (b)      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Summary
-------

Bancorp reported a net income of $348,641 ($0.17 basic income per share and $0.16 diluted income per share) for 1999, down from 1998 net income of $626,488 ($0.48 basic income per share and $0.47 diluted income per share). Net interest margin was 4.07% in 1999, a decrease of 50 basis points from 1998 net interest margin of 4.57%. In 1999, return on assets was 0.27%, a decrease of 47 basis points from 1998 return on assets of 0.74%.

Total assets increased $74.9 million from total assets of $102.3 million at December 31, 1998 to $177.2 million at December 31, 1999. The net loan portfolio increased $50.8 million from $57.0 million at December 31, 1998 to $107.8 million at December 31, 1999. Loan growth was funded through the sale of certificates of deposit and general deposit growth. During 1999, Bancorp recorded $553,000 in provision for loan losses and net recoveries from loans charged-off of $21,648. Deposits increased $73.4 million from $89.3 million at December 31, 1998 to $162.7 million at December 31, 1999. The opening of a new branch office in Old Greenwich, Connecticut and attractive interest rates for certificates of deposit were responsible for deposit growth. Equity increased $1.1 million from $12.1 million at December 31, 1998 to $13.2 million at December 31, 1999, due to primarily the issuance of stock for the acquisition of Pinnacle and the generation of net income of $349 thousand.

The opening of the Old Greenwich Office and successful marketing campaigns designed to attract new customers as well as competitively priced savings and certificates of deposit contributed to the approximately 82% increase in deposits. Marketing efforts and referrals from the Board of Directors, Advisory Board members, professional contacts and loan brokers contributed to the growth of the Bank's loan portfolio. Although it is not certain and will depend on when new branches are opened, the Bank anticipates that the growth experienced in 1999 will continue in 2000.

FINANCIAL CONDITION

Assets
------

Bancorp's total assets increased $74.9 million from $102.3 million at December 31, 1998 to $177.2 million at December 31, 1999. Cash and cash equivalents increased approximately $3.0 million at year-end December 31, 1999 caused mainly by higher short-term investment balances. Federal funds sold were $18.9 million and short-term investments were $11.0 million at December 31, 1999, compared with $27.7 million of federal funds sold at December 31, 1998. The growth in total assets was funded by deposit growth of $73.4 million.

Investments
-----------

During 1999, the Bancorp purchased approximately $0.5 million of US Treasury notes; $8.9 million in corporate bonds; $18.3 million in US Agency notes; $10.8 million in Commercial Paper; $170,700 in Federal Reserve Bank stock; and $307,000 in Federal Home Loan Bank stock. Approximately $1 million of US Treasury notes matured in 1999. In addition, the Bank sold $5.7 million in US Treasury notes. At December 31, 1999 the available for sale US Treasury portfolio totaled $1.0 million; the held to maturity US Treasury portfolio totaled $0.5 million; the held to maturity corporate bond portfolio totaled $11.4 million; the available for sale mutual fund was $2 million; the available for sale US Government Agencies totaled $17.0 million; Federal Reserve Bank Stock was $410,700; and Federal Home Loan Bank stock was $307,000.

Bancorp's total available for sale ("AFS") investment portfolio increased $10.5 million from $9.5 million at December 31, 1998 to $20.0 million at December 31, 1999. The US Government AFS obligations decreased $6.5 million from $7.5 million at December 31, 1998 to $1.0 million at December 31, 1999. The proceeds from the sale of US Government obligations were used to purchase AFS mortgage backed US agency securities, to achieve higher yields.

Bancorp's total held to maturity ("HTM") investment portfolio increased $8.5 million from $3.8 at December 31, 1998 to $12.3 million at December 31, 1999. The corporate bond portfolio increased $9.0 million from $2.8 million at December 31, 1998 to $11.8 million at December 31, 1999. This was done to achieve higher yields on excess available cash.

During 1999, Bancorp purchased $170,700 in Federal Reserve Bank stock and $307,000 in Federal Home Loan Bank stock. Federal Reserve stock was purchased to comply with Federal Reserve regulations. Federal Home Loan Bank stock was purchased as a membership requirement. The Bank became a member of the Federal Home Loan Bank to, at a future date, strengthen lending capabilities and expand services.

The following table present the maturity distribution of investment securities at December 31, 1999, and the weighted average yield of such securities. The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

                                                 Over One     Over Five                                          Weighted
                                    One Year      Through      Though      Over Ten                              Average
                                     or Less     Five Years   Ten Years      Years     No Maturity     Total      Yield
                                   ----------------------------------------------------------------------------------------

Available for sale
1999

Mortgage backed securities         $      --     $     --    $      --     $     --   $ 17,325,754  $17,325,754      6.44%
U. S. Government obligations           550,520      499,290         --           --           --      1,049,810      4.97%
Marketable equity securities              --           --           --           --      2,032,067    2,032,067      6.25%
                                  -----------------------------------------------------------------------------------------
                            Total  $   550,520   $  499,290  $      --           --   $ 19,357,821  $20,407,631      6.34%
                                  =========================================================================================
           Weighted average yield        5.47%        4.42%                                  6.42%        6.34%
                                  =========================================================================================


Held to maturity
1999

US Government obligations                 --     $  498,650  $      --     $   --     $       --    $   498,650      5.51%
Corporate bonds                           --      4,682,011    6,164,124      956,700         --     11,802,835      5.73%
                                  -----------------------------------------------------------------------------------------
                            Total         --     $5,180,661  $ 6,164,124   $  956,700               $12,301,485      5.72%
                                  =========================================================================================
           Weighted average yield                     5.72%        5.70%        5.92%                     5.72%
                                  =========================================================================================

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders' equity at December 31, 1999.

                                                     Amortized         Fair
                                                       Cost            Value
-------------------------------------------------------------------------------

U. S. government obligations .................     $ 1,548,460     $ 1,531,195
Franklin U. S. Government Fund ...............       2,032,067       1,906,757
U. S. Government agency mortgage
  backed securities...........................      17,325,754      17,041,507

Loans
-----

Bancorp's net loan portfolio increased $50.8 million from $57.0 million at December 31, 1998 to $107.8 million at December 31, 1999. Loan growth was funded through the sale of certificates of deposit and general deposit growth. At December 31, 1999, the net loan to deposit ratio was 66.22% and the net loan to asset ratio was 60.82%. At December 31, 1998, the net loan to deposit ratio was 63.88%, and the net loan to asset ratio was 55.75%.

During 1999, the Federal Reserve Bank increased the Federal Funds Rate and Discount Rate. Subsequently, most banks increased their prime-lending rate. Despite rising interest rates, there was significant loan activity especially in commercial real estate loans, residential real estate loans, construction loans and home equity lines of credit. Management believes that the strong loan demand experienced in 1999 will continue throughout 2000.

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

The following table presents the maturities of loans in Bancorp's portfolio at December 31, 1999, by type of loan:

                                             Due after
                                  Due in     one year
                                  one year   through       Due after
  (thousands of dollars)          or less    five years    five years     Total
--------------------------------------------------------------------------------
Commercial real estate           $  8,769     $ 43,015     $  2,505     $ 54,289
Residential real estate               872        2,386        3,541        6,799
Construction loans                  8,827        5,046            0       13,873
Commercial loans                    4,739        4,834        1,513       11,086
Consumer installment                1,052          527            1        1,580
Other loans                           320          377       21,009       21,706
--------------------------------------------------------------------------------
Total                            $ 24,579     $ 56,185     $ 28,569     $109,333
================================================================================
Fixed rate loans                 $  9,560     $ 34,177     $  5,925     $ 49,662
Variable rate loans                15,019       22,008       22,644       59,671
--------------------------------------------------------------------------------
Total                            $ 24,579     $ 56,185     $ 28,569     $109,333
================================================================================

The following table presents loan concentrations at December 31, 1999:

        Category                              Percentage    Dollars Outstanding
--------------------------------------------------------------------------------
                                                          (Thousands of dollars)

        Construction .....................      12.69%           $13,873
        Retail Store .....................       5.35%           $ 5,847
        Limousine Service ................       2.65%           $ 2,898
        Restaurant .......................       2.59%           $ 2,829

Allowance for Loan Losses
-------------------------

The provision for loan losses is a charge against income and an addition to the allowance for loan losses. Management's judgement in determining the adequacy of the allowance is based on an evaluation of individual loans, the risk characteristics and size of the loan portfolio, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of loans and other relevant factors.

Based upon this evaluation, management believes the allowance for loan losses of $1,360,183, at December 31, 1999, which represents 1.24% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans which may become uncollectible. At December 31, 1998, the allowance for loan losses was $785,536 or 1.35% of gross loans outstanding.

The accrual of interest income on loans is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days as to either principal or interest. When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income. The accrual of interest on loans past due 90 days or more may be continued if the loan is well secured, and it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection. A non-accrual loan is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. Interest income on impaired loans is only recorded subsequent to the recovery of the principal balance.

Management considers all non-accrual loans and restructured loans to be impaired. In most cases, loan payments that are past due less than 90 days are considered minor collection delays, and the related loans are not considered to be impaired. Bancorp considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

Analysis of Allowance for Loan Losses
-------------------------------------

         (Thousands of dollars)                           1999            1998
        ------------------------------------------------------------------------

        Balance at beginning of period ...........      $   785         $   745
                                                        -------         -------
        Charge-offs ..............................          (19)            (64)
        Recoveries ...............................           41               0
                                                        -------         -------
        Net recoveries (charge-offs) .............           22             (64)
                                                        -------         -------
        Additions charged to operations ..........          553             104
                                                        -------         -------
        Balance at end of period .................      $ 1,360         $   785
                                                        =======         =======

        Ratio of net recoveries (charge-offs)
        during the period to average loans
        outstanding during the period ............        0.03%          (0.12%)
                                                        =======         =======


Allocation of the Allowance for Loan Losses
-------------------------------------------

                                                        Percent of loans in each
Balance at end of each                   Amounts        category to total loans
period applicable to                1999        1998        1999          1998
--------------------------------------------------------------------------------
(Thousands of dollars)

Real Estate:
  Commercial ................      $    0      $    0       49.65%       57.10%
  Construction ..............           0           0       12.69%        9.88%
  Residential ...............           0           0        6.22%        2.38%
Commercial ..................           5           0       10.14%       14.33%
Consumer Installment ........           0           0        1.45%        2.03%
Consumer Home Equity ........           0           0       19.85%       14.28%
Unallocated .................       1,355         785        N/A          N/A
                                   ------      ------      ------       ------
                                   $1,360      $  785      100.00%      100.00%
                                   ======      ======      ======       ======

Non-Accrual, Past Due and Restructured Loans
--------------------------------------------

The following table presents non-accruing and past due loans as of December 31, 1999 and 1998.

                                                 1999              1998
-----------------------------------------------------------------------
(Thousands of dollars)

Loans delinquent over 90
    days still accruing .................       $  475           $  732
Non-accruing loans ......................           91               64
                                                ------           ------

                                                $  566           $  796
                                                ======           ======

% of  Total  Loans ......................          .52%            1.37%
% of  Total Assets ......................          .32%             .78%

Additional income on non-accrual
  loans if recognized on an
  accrual basis (in dollars) ............       $8,911           $4,553

There were no loans in any of the above years considered as "troubled debt restructurings."

Potential Problem Loans
-----------------------

At December 31, 1999, Bancorp had no loans other than those described above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits
--------

Total deposits increased $73.4 million from $89.3 million at December 31, 1998 to $162.7 million at December 31, 1999. Interest bearing deposits (primarily time certificates of deposit) increased $69.2 million to $150.1 million, and non-interest bearing deposits increased $4.2 million to $12.6 million at December 31, 1999. The opening of a new branch office in Old Greenwich, Connecticut and attractive interest rates for certificates of deposit announced in a newspaper marketing campaign were responsible for deposit growth.

As of December 31, 1999, the Bank's maturities of time deposits were:

                                       $100,000 or     Less than
                                         greater        $100,000         Totals
--------------------------------------------------------------------------------
(Thousands of dollars)

Three months or less ...........        $ 14,733        $ 16,563        $ 31,296
Three to six months ............           4,897          11,885          16,782
Six months to one year .........           2,785           6,982           9,767
Over one year ..................          12,367          33,714          46,081
                                        --------        --------        --------

                                        $ 34,782        $ 69,144        $103,926
                                        ========        ========        ========

Other
-----

The increases in accrued interest receivable is due to the increases in investment securities and loans.

The goodwill represents the excess of the purchase price over the value of net assets acquired related to the Pinnacle acquisition

The collateralized borrowings represent the portion of loans transferred to other institutions under participation agreements that were not recognized as sales.

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponing yields earned and rates paid.

          Distribution of Assets, Liabilities and Shareholders' Equity
        Interest Rates and Interest Differential and Rate Volume Analysis
                           (Thousands of dollars) (1)

                                          1999                        1998
                               --------------------------   -------------------------   Fluctuations in  Interest
                                           Interest                    Interest             Income/Expense (3)
                                 Average   Income/ Average    Average  Income/ Average       Due to change  in:
                                 Balance   Expense  Rate      Balance  Expense Rate       Volume    Rate    Total
                               ---------------------------   -------------------------   --------------------------

Interest Earning Assets:
Loans (2)....................  $   79,523 $  7,277  9.15%    $ 52,153 $ 5,265  10.10%    $ 2,546 $  (534)  $ 2,012
Short term investments.......       2,108      139  6.59%        --      --      --          139        0      139
Investment securities (4)....      25,231    1,513  6.00%      11,160     655   5.87%        843       15      858
Federal funds sold...........      15,955      804  5.04%      17,515     845   4.82%        (78)      37      (41)
                               ---------------------------   -------------------------   --------------------------
Total interest earning assets     122,817    9,733  7.92%      80,828   6,765   8.37%      3,450     (482)   2,968
                               ---------------------------   -------------------------   --------------------------

Cash and due from banks......       3,349                       2,792
Premises and equipment, net..         897                         923
Allowance for loan losses....        (991)                       (738)
Other........................       2,197                       1,286
                               -----------                   ---------
Total Assets.................  $  128,269                    $ 85,091
                               ===========                   =========


Interest Bearing Liabilities:
Time certificates............  $   58,445 $  3,037  5.20%    $ 27,562 $ 1,421   5.16%    $ 1,605 $     11  $ 1,616
Savings deposits.............      34,132    1,346  3.94%      28,940   1,271   4.39%        213     (138)      75
Money Market Deposits........       1,398       55  3.93%       2,719      82   3.02%        (33)       6      (27)
NOW accounts.................       9,957      217  2.18%       9,864     208   2.11%          2        7        9
Collateralized borrowings....          14        2 14.29%        --      --      --            2        0        2
Capital lease obligation.....         604       83 13.74%         678      93  13.72%        (10)       0      (10)
                               ---------------------------   -------------------------   --------------------------
Total Interest Bearing
Liabilities..................     104,550    4,740  4.53%      69,763   3,075   4.41%      1,779    (114)    1,665
                               ---------------------------   -------------------------   --------------------------

Demand deposits..............      10,240                       7,429
Accrued expenses and
 other liabilities...........         414                       1,203
Shareholders' equity.........      13,065                       6,696
                               -----------                   ---------
Total liabilities and equity.  $  128,269                    $ 85,091
                               ===========                   =========

Net interest income..........             $  4,993                    $ 3,690            $ 1,671 $  (368)  $ 1,303
                                          =========                   ========           ==========================
Interest margin..............                       4.07%                       4.57%
                                                   =======                    ========
Interest spread..............                       3.39%                       3.96%
                                                   =======                    ========

(1) The rate volume analysis reflects the changes in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to volume includes changes in interest attributable to mix.
(2)  Includes non-accruing loans.
(3)  Favorable / (unfavorable) fluctuations.
(4) Yields are calculated at historical cost and excludes the effect of unrealized gain or (loss) on available-for-sale securities.

RESULTS OF OPERATIONS

For the year ended December 31, 1999, Bancorp earned $348,641 ($0.17 basic income per share and $0.16 diluted income per share income per share) as compared to 1998 when Bancorp earned $626,488 ($0.48 basic net and $0.47 diluted income per share income per share). Interest income increased $2.9 million to $9.7 million in 1999 as compared to 1998 when interest income was $6.8 million. Non-interest income increased $0.8 million to $1.2 million for 1999, as compared to 1998 when non-interest income was $0.4 million, primarily due to mortgage brokerage fees generated by Pinnacle. Interest expense increased $1.6 million to $4.7 million at for 1999 as compared to $3.1 million in 1998, due to the growth in deposits, primarily certificates of deposit. Non-interest expense increased $1.8 million to $5.2 million for 1999 as compared to $3.4 million in 1998.

The following are measurements of Bancorp's earnings in relation to assets, equity and earnings per share. These ratios present Bancorp's historical results for 1999 and 1998:

                                             1999        1998
--------------------------------------------------------------

Return on average assets ...........           .27%       .74%
Return on average equity ...........          2.67%      9.36%
Average equity to average assets....         10.19%      7.87%
Basic income per share .............        $ 0.17      $0.48
Diluted income per share ...........        $ 0.16      $0.47

Interest income and expense
---------------------------

Bancorp's interest income for the year ended December 31, 1999 increased $2.9 million to $9.7 million as compared to the year ended December 31, 1998 when interest income was $6.8 million. The increase in net interest income was primarily the result of higher average balances on loans and securities. Interest income increased despite an overall decrease in average income yields of 45 basis points. The average yield on loans decreased 95 basis points; the average yield on securities, including short-term investments, increased 16 basis points; and the average yield on Federal funds sold increased 22 basis points in 1999. Bancorp's cost of funds increased 12 basis points to 4.53%. Interest expense increased $1.6 million to $4.7 million at December 31, 1999 as compared to $3.0 million in 1999. Specifically, in 1999, Bancorp's yield on time certificates of deposit increased 4 basis points; savings deposit rates decreased 45 basis points; money market deposit yields increased 91 basis points; and NOW account yields increased 7 basis points. Bancorp has maintained loan and deposit interest rates that are competitive within its market. (See Distribution of Assets, Liabilities and Shareholders' Equity Interest Rates and Interest Differential and Rate Volume Analysis table.)

Non-interest income
-------------------

Non-interest income increased $0.8 million from $0.4 million for 1998 to $1.2 million for 1999. The increase in other non-interest income is attributed to the acquisition of Pinnacle in June 1999, which offers mortgage brokerage services and generated approximately $864 thousand in mortgage brokerage fee revenue in 1999.

Non-interest expenses
---------------------

During  1999,  Bancorp  incurred  higher  operating  expenses  in  salaries  and benefits, occupancy and equipment, professional services, advertising and promotional expenses, forms printing and supplies, regulatory assessments, insurance and other operating expenses. Total non-interest expenses increased $1.8 million from $3.4 million for 1998 to $5.2 million for 1999. Additional staff to support growth, the acquisition of Pinnacle and the opening of a branch in Old Greenwich were the primary reasons that salaries and benefits increased $1.1 million to $2.7 million in 1999. Occupancy and equipment expense increased $43,000 to $601,000 in 1999. The increase occurred primarily because of Pinnacle rental expense and an overall increase in building maintenance costs. Professional services increased $99,000 to $310,000 in 1999 due to the formation of a holding company and Y2K preparation expenses. Data processing and other outside service expenses decreased $37,000 to $246,000 in 1999. The decrease is attributed to a reduction in outside services. Bancorp did more promotion during 1999, which caused advertising and marketing expenses to increase $197,000 to $357,000. Directors' fees for services rendered decreased $32,000 to $98,000 during 1999 due to fewer meetings being held in 1999. Increases in forms, printing and supplies, regulatory assessments and other operating expenses are due to the overall growth of Bancorp, and the new mortgage broker operations.

The provision for income taxes of $66,000 for 1999 represents the tax expense recognized for both federal and state income taxes, net of the tax benefit recognized for the remaining net operating loss carryforwards utilized in 1999. The deferred tax benefit recognized in 1998 relates primarily to the recognition of a portion of the tax benefits of available net operating loss carryforwards, net of minimum state tax expense.

Management believes additional branch offices will contribute significantly to the future earnings of Bancorp. While the opening of these new branches will result in increased operating expenses, the openings will be strategically planned to maintain profitable operations.

Management regularly reviews loan and deposit rates and attempts to price its products competitively. With the assistance of its investment advisors, Bancorp tracks its mix of asset/liability maturities and strives to maintain a reasonable match. Performance ratios are reviewed monthly by management and the Board and are used to set strategies.

LIQUIDITY

Bancorp's liquidity position was 29.65% and 44.28% at December 31, 1999 and 1998, respectively. The liquidity ratio is defined as the percentage of liquid assets to net deposits. The following categories of assets as described in the accompanying balance sheets are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments, available-for-sale securities and held-to-maturity securities maturing in one year or less. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts, loan demand and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates Bancorp's regulatory capital ratios:

                                            Dec. 31, 1999      Dec. 31,1998
                                            -------------      ------------

Leverage Capital ......................          7.21%            12.39%

Tier 1 Risk-Based Capital .............          8.91%            18.21%

Total Risk-Based Capital ..............          9.90%            19.40%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, Bancorp believes that it is considered to be "well capitalized" under leverage capital and tier 1 risk-based capital regulations. The total risk-based capital of Bancorp is 9.90% which, is .10% below applicable regulations to be considered "well capitalized." To be considered "well-capitalized," an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Impact of Inflation and Changing Prices
---------------------------------------

Bancorp's financial statements have been prepared in terms of historical dollars, without considering changes in relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, or disinflation, could continue to significantly affect Bancorp's earnings in future periods.

Year 2000 Issue
---------------

The Year 2000 arrived without incident and all Bancorp systems, including the Bank's core processing systems worked properly. Throughout the year the Bancorp will continue to monitor all of its systems to ensure date-sensitive information is processed properly.

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995
------------------------------------------------------------------------------

Certain statements contained in Bancorp's public reports, including this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effect of Bancorp's opening of branches, and (8) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in the Bancorp's filings with the SEC.

Although Bancorp believes that it offers the loan and deposit products and has the resources needed for continued success, future revenues and interest spreads and yields cannot be reliably predicted. These trends may cause Bancorp to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results or stock prices.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated balance sheets of Bancorp as of December 31, 1999 and December 31, 1998 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1999 and December 31, 1998, together with the report thereon of McGladrey & Pullen, LLP dated February 18, 2000 are included as part of this Form 10-KSB in the "Financial Report" following page 28 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by Items 401 and 405 of Regulation S-B is incorporated into this Form 10-KSB by reference to Bancorp's definitive proxy statement (the "Definitive Proxy Statement") for its 2000 Annual Meeting of Shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.                           Description
-----------                           -----------

2 Agreement and Plan of Reorganization dated as of June 28, 1999 between Bancorp and the Bank (incorporated by reference to Exhibit 2 to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

3(i) Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

3(ii) By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(a)(1) Form of 1994 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10(a)(1) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(a)(2) Form of 1998 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10(a)(2) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(a)(3) Lease dated February 1, 1995 between 999 Bedford Street Corporation and the Bank (incorporated by reference to Exhibit 10(a)(3) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(c)        1999 Stock  Option Plan of the Bank  (incorporated  by reference to
             Exhibit 10(c) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

21           Subsidiaries of Bancorp

27           Financial Data Schedule

(b)  Reports on Form 8-K

A Current Report on Form 8-K dated December 1, 1999 was filed by Bancorp with the SEC. This report responded to items 5 and 7(c) of the Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Patriot National Bancorp, Inc.
                                  (Registrant)

                                  By:  /s/ Philip W. Wolford
                                     --------------------------
                                     Name: Philip W. Wolford
                                     Title:  President

Date:  March 29, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

  /s/ Philip W. Wolford                                       March 29, 2000
------------------------------------                          --------------
Philip W. Wolford, President                                  Date
and Director (Principal Executive
and Financial Officer)


  /s/ Ronald M. Moskwa                                        March 29, 2000
------------------------------------                          --------------
Ronald M. Moskwa                                              Date
Vice President & Controller


  /s/ Herbert A. Bregman                                      March 29, 2000
------------------------------------                          --------------
Herbert A. Bregman                                            Date
Director



------------------------------------                          --------------
Angelo DeCaro                                                 Date
CEO and Director

  /s/ Fred A. DeCaro, Jr.                                     March 29, 2000
------------------------------------                          --------------
Fred A. DeCaro, Jr.                                           Date
Director

FORM 10 KSB -- SIGNATURES CONTINUED,

  /s/ John A. Geoghegan                                       March 29, 2000
------------------------------------                          --------------
John A. Geoghegan                                             Date
Director


  /s/ L. Morris Glucksman                                     March 29, 2000
------------------------------------                          --------------
L. Morris Glucksman                                           Date
Director


  /s/ Michael Intrieri                                        March 29, 2000
------------------------------------                          --------------
Michael F. Intrieri                                           Date
Director


  /s/ Richard Naclerio                                        March 29, 2000
------------------------------------                          --------------
Richard Naclerio                                              Date
Director


------------------------------------                          --------------
Paul C. Settelmeyer                                           Date
Director


  /s/ Salvatore Travato                                       March 29, 2000
------------------------------------                          --------------
Salvatore Travato                                             Date
Director

                         PATRIOT NATIONAL BANCORP, INC.

                                Financial Report

                           December 31, 1999 and 1998

                                    CONTENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                   1
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated balance sheets                                                2
    Consolidated statements of income                                          3
    Consolidated statements of shareholders' equity                            4
    Consolidated statements of cash flows                                    5-6
    Notes to consolidated financial statements                              7-38
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
Patriot National Bancorp, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ McGLADREY & PULLEN, LLP

New Haven, Connecticut
February 18, 2000

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998
--------------------------------------------------------------------------------

ASSETS                                                                         1999              1998
                                                                          --------------------------------

Cash and due from banks (Note 2) ....................................     $   2,685,031      $   1,867,353
Federal funds sold ..................................................        18,900,000         27,700,000
Short-term investments - commercial paper ...........................        10,976,264               --
                                                                          -------------      -------------
              Cash and cash equivalents .............................        32,561,295         29,567,353

Available for sale securities (at fair value) (Note 3) ..............        19,984,309          9,479,428
Held to maturity securities (fair value:  1999 $11,906,293;
   1998 $3,826,834) (Note 4) ........................................        12,301,485          3,843,302
Federal Reserve Bank stock ..........................................           410,700            240,000
Federal Home Loan Bank stock ........................................           307,000               --
Loans receivable (net of allowance for loan losses:  1999 $1,360,183;
   1998 $785,536) (Note 5) ..........................................       107,769,911         57,052,618
Accrued interest receivable .........................................           980,777            587,733
Premises and equipment, net (Notes 6 and 8) .........................           953,656            881,964
Other real estate owned .............................................              --               40,467
Deferred tax asset, net (Note 9) ....................................           562,928            353,300
Goodwill (net of accumulated amortization of $58,180
   in 1999) (Note 17) ...............................................         1,177,948               --
Other assets (net of accumulated amortization:  1999 $17,285;
   1998 $134,694) ...................................................           184,688            281,466
                                                                          -------------      -------------
              Total assets ..........................................     $ 177,194,697      $ 102,327,631
                                                                          =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits (Note 7):

      Noninterest bearing deposits ..................................     $  12,630,926      $   8,442,262
      Interest bearing deposits .....................................       150,115,428         80,866,877
                                                                          -------------      -------------
              Total deposits ........................................       162,746,354         89,309,139

   Capital lease obligation (Note 8) ................................           563,687            644,605
   Collateralized borrowings ........................................           325,000               --
   Accrued expenses and other liabilities ...........................           323,568            276,604
                                                                          -------------      -------------
              Total liabilities .....................................       163,958,609         90,230,348
                                                                          -------------      -------------

Commitments and contingencies (Notes 8, 10, and 12)

Shareholders' equity (Notes 10 and 13)
   Common stock, $2 par value; 5,333,333 shares authorized; shares
       issued and outstanding: 1999 2,160,952; 1998 1,996,931 .......         4,321,904          3,993,862
   Additional paid-in capital .......................................         9,807,957          9,047,262
   Accumulated deficit ..............................................          (635,331)          (983,972)
   Accumulated other comprehensive income - net unrealized
      (loss) gain on available for sale securities ..................          (258,442)            40,131
                                                                          -------------      -------------
              Total shareholders' equity ............................        13,236,088         12,097,283
                                                                          -------------      -------------

              Total liabilities and shareholders' equity ............     $ 177,194,697      $ 102,327,631
                                                                          =============      =============

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                              1999            1998
                                                                          -----------      -----------
Interest and Dividend Income
   Interest and fees on loans ...................................         $ 7,276,659      $ 5,264,774
   Interest and dividends on investment securities ..............           1,651,565          655,016
   Interest on federal funds sold ...............................             804,495          845,493
                                                                          -----------      -----------
              Total interest and dividend income ................           9,732,719        6,765,283
                                                                          -----------      -----------

Interest Expense
   Interest on deposits (Note 7) ................................           4,654,515        2,981,557
   Interest on capital lease obligation .........................              83,082           92,961
   Interest expense on collateralized borrowings ................               2,324             --
                                                                          -----------      -----------
              Total interest expense ............................           4,739,921        3,074,518
                                                                          -----------      -----------
              Net interest income ...............................           4,992,798        3,690,765

Provision for Loan Losses (Note 5) ..............................             553,000          104,000
                                                                          -----------      -----------

              Net interest income after provision for loan losses           4,439,798        3,586,765
                                                                          -----------      -----------

Noninterest Income
   Mortgage brokerage referral fees .............................             933,074             --
   Fees and service charges .....................................             162,534          154,120
   Gains and origination fees from loans sold ...................              48,841           64,870
   Other income .................................................              76,880          154,818
                                                                          -----------      -----------
              Total noninterest income ..........................           1,221,329          373,808
                                                                          -----------      -----------

Noninterest Expenses
   Salaries and benefits ........................................           2,699,266        1,581,189
   Occupancy and equipment expense, net .........................             601,309          558,147
   Professional services ........................................             309,605          211,420
   Data processing and other outside services ...................             245,645          283,133
   Advertising and promotional expenses .........................             357,323          160,238
   Directors fees and expenses ..................................              97,734          129,992
   Forms, printing and supplies .................................             189,512          120,400
   Regulatory assessments .......................................              51,800           39,314
   Insurance ....................................................              33,603           22,377
   Other operating expenses .....................................             660,189          313,975
                                                                          -----------      -----------
              Total noninterest expenses ........................           5,245,986        3,420,185
                                                                          -----------      -----------

              Income before income taxes ........................             415,141          540,388

(Provision) Benefit for Income Taxes (Note 9) ...................             (66,500)          86,100
                                                                          -----------      -----------
              Net income ........................................         $   348,641      $   626,488
                                                                          ===========      ===========

              Basic income per share (Note 10) ..................         $      0.17      $      0.48
                                                                          ===========      ===========

              Diluted income per share (Note 10) ................         $      0.16      $      0.47
                                                                          ===========      ===========

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                              Additional                    Other
                                                     Number of    Common       Paid-in     Accumulated  Comprehensive
                                                       Shares      Stock       Capital       Deficit        Income        Total
                                                     ------------------------------------------------------------------------------

Balance, December 31, 1997 .....................     1,233,413   $2,466,826   $4,594,339   $(1,610,460)   $  29,843    $  5,480,548
                                                                                                                       ------------

Comprehensive Income:
   Net income ..................................          --           --           --         626,488         --           626,488
   Unrealized holding gain on available for sale
      securities, net of taxes (Note 15) .......          --           --           --            --         10,288          10,288
                                                                                                                       ------------
              Total comprehensive income .......                                                                            636,776
                                                                                                                       ------------

Issuance of common stock (Note 10) .............       763,518    1,527,036    4,398,597          --           --         5,925,633
Issuance of stock warrants .....................          --           --         54,326          --           --            54,326
                                                     ---------   ----------   ----------   -----------    ---------    ------------

Balance, December 31, 1998 .....................     1,996,931    3,993,862    9,047,262      (983,972)      40,131      12,097,283
                                                                                                                       ------------

Comprehensive Income:
   Net income ..................................          --           --           --         348,641         --           348,641
   Unrealized holding loss on available for sale
      securities, net of taxes (Note 15) .......          --           --           --            --       (298,573)       (298,573)
                                                                                                                       ------------
              Total comprehensive income .......                                                                             50,068
                                                                                                                       ------------

Issuance of common stock (Note 10) .............       164,021      328,042      760,695          --           --         1,088,737
                                                     ---------   ----------   ----------   -----------    ---------    ------------

Balance, December 31, 1999 .....................     2,160,952   $4,321,904   $9,807,957   $  (635,331)   $(258,442)   $ 13,236,088
                                                     =========   ==========   ==========   ===========    =========    ============

See Notes to Consolidated Financial Statements .

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                 1999              1998
                                                                             ------------------------------
Cash Flows from Operating Activities
   Net income ..........................................................     $    348,641      $    626,488
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Amortization and accretion of investment discounts and
            premiums, net ..............................................           17,244            31,929
        Gains on sales of investments ..................................           (4,378)          (26,907)
        Originations of loans held for sale ............................       (2,014,950)       (2,957,550)
        Proceeds from sales of loans held for sale .....................        2,033,235         2,973,148
        Principal payments on loans held for sale ......................             --               5,005
        Gains on sales of loans ........................................          (18,285)          (15,788)
        Provision for loan losses ......................................          553,000           104,000
        Gain on sale of other real estate owned ........................          (32,238)             --
        Depreciation and amortization ..................................          282,954           216,979
        Loss on disposal of bank premises and equipment ................            1,439               514
        Deferred income taxes ..........................................          (18,000)          (90,000)
        Consulting fees paid by issuance of common stock ...............           27,035            36,234
        Professional services paid by issuance of stock warrants .......             --              54,326
        Directors fees paid by issuance of common stock ................           48,232            47,483
        Changes in assets and liabilities:
           Decrease in deferred loan fees ..............................          (59,034)          (35,307)
           Increase in accrued interest receivable .....................         (393,044)          (70,437)
           Decrease (increase) in other assets .........................           76,527           (97,183)
           Increase (decrease) in accrued expenses and other liabilities           66,936              (354)
                                                                             ------------      ------------
              Net cash provided by operating activities ................          915,314           802,580
                                                                             ------------      ------------

Cash Flows from Investing Activities
   Purchases of available for sale securities ..........................      (18,870,640)       (7,306,369)
   Proceeds from sales of available for sale securities ................        5,771,438         2,786,955
   Proceeds from maturities of available for sale securities ...........        1,050,000           500,000
   Principal repayments on available for sale securities ...............        1,049,086              --
   Purchases of held to maturity securities ............................       (8,966,022)       (2,848,369)
   Proceeds from maturities of held to maturity securities .............          500,000         3,260,000
   Proceeds from sale of loan receivable ...............................           50,000              --
   Net increase in loans ...............................................      (51,261,259)      (12,674,365)
   Purchase of Federal Reserve Bank stock ..............................         (170,700)             --
   Purchase of Federal Home Loan Bank stock ............................         (307,000)             --
   Purchases of premises and equipment .................................         (277,654)          (85,065)
   Proceeds from sales of other real estate owned ......................           72,705           120,000
   Purchase of mortgage company ........................................         (255,719)             --
                                                                             ------------      ------------
              Net cash used in investing activities ....................      (71,615,765)      (16,247,213)
                                                                             ------------      ------------

PATRIOT NATIONAL BANCORP, INC.

Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                         1999              1998
                                                                   ------------------------------
Cash Flows from Financing Activities
   Net increase in demand, savings and money market deposits .        7,108,932         6,794,325
   Net increase in time certificates of deposits .............       66,328,283        13,922,583
   Principal payments on capital lease obligation ............          (80,918)          (63,038)
   Net increase in collateralized borrowings .................          325,000
   Proceeds from issuance of common stock ....................           13,096         5,826,061
                                                                   ------------      ------------
              Net cash provided by financing activities ......       73,694,393        26,479,931
                                                                   ------------      ------------

              Net increase in cash and cash equivalents ......        2,993,942        11,035,298

Cash and cash equivalents
   Beginning .................................................       29,567,353        18,532,055
                                                                   ------------      ------------

   Ending ....................................................     $ 32,561,295      $ 29,567,353
                                                                   ============      ============

Supplemental Disclosures of Cash Flow Information
   Cash paid for:

      Interest ...............................................     $  4,739,921      $  3,074,518
                                                                   ============      ============

      Income taxes ...........................................     $     98,000      $      4,429
                                                                   ============      ============

Supplemental Disclosure of Noncash Investing and Financing
   Activities

      Transfer of loans to other real estate owned ...........     $       --        $     40,467
                                                                   ============      ============

      Transfer of loans held for sale to loans ...............     $       --        $    129,344
                                                                   ============      ============

      Accrued prior year director fees settled in common stock     $     19,965      $     15,855
                                                                   ============      ============
      Purchase of Mortgage Company (Note 17)
        Purchase price .......................................        1,130,409              --
        Direct acquisition costs .............................          105,719              --
                                                                   ------------      ------------
                                                                   $  1,236,128      $       --
                                                                   ============      ============
        Fair Value of Assets Acquired:
           Goodwill ..........................................     $  1,236,128      $
                                                                   ============      ============

        Source of Funds:
           Cash ..............................................          255,719              --
           Issuance of common stock ..........................          980,409              --
                                                                   ------------      ------------
                                                                   $  1,236,128      $       --
                                                                   ============      ============

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Patriot National Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company that was organized in 1999. On December 1, 1999, all the issued and outstanding shares of Patriot National Bank, (the "Bank") were converted into Company common stock and the Bank became a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut and two branch offices in Greenwich, Connecticut. The
Bank's customers are concentrated in Fairfield County, Connecticut and Westchester County, New York. The Bank also conducts mortgage brokerage operations in Connecticut, New York and New Jersey through its mortgage brokerage division, Pinnacle Financial (see Note 17).

Principles of consolidation and basis of financial statement presentation
-------------------------------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiary, Pinpat Acquisition Corporation, and have been prepared in accordance with generally accepted accounting principles and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of deferred tax assets.

The following is a summary of the Company's significant accounting policies.

Cash and cash equivalents
-------------------------

Cash and due from banks, federal funds sold and short-term investments are recognized as cash equivalents in the consolidated financial statements. Federal funds sold generally mature in one day. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash flows from loans and deposits are reported net. The Company maintains amounts due from banks and Federal funds sold which, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

Investments in debt and marketable equity securities
----------------------------------------------------

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date. This security classification may be modified after acquisition only under certain specified conditions. The classification of those securities and the related accounting policies are as follows:

      Held to maturity securities
      ---------------------------

      Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed using the interest method, over the period to maturity. The sale of a security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for the purposes of classification and disclosure.

      Available for sale securities
      -----------------------------

      Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity and equity securities not classified as held for trading. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Available for sale securities are carried at fair value. Unrealized gains or losses are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect. Amortization of premiums and accretion of discounts, computed by the interest method over the period to maturity, are recognized in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

      Trading Securities
      ------------------

      Trading securities, if any, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are recognized in the statement of income.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

Declines in the fair value of individual held to maturity or available for sale securities below their amortized cost, that are determined by management to be other than temporary, result in write-downs of the individual securities to their fair value. The related losses from the write-downs are included in earnings as realized losses.

Loans held for sale
-------------------

Loans held for sale are those loans the Company has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value, taking into consideration all open positions. Gains and losses on sales of loans are recognized at the trade dates, and are determined by the difference between the sales proceeds and the carrying value of the loans. Loans are sold with servicing released.

Loans receivable
----------------

Loans receivable are stated at their current unpaid principal balances and are net of the allowance for loan losses and net deferred loan origination fees. The Company has the ability and intent to hold its loans for the foreseeable future or until maturity or payoff.

A loan is classified as a restructured loan when certain concessions have been made to the original contractual terms, such as reductions in interest rates or deferral of interest or principal payments, due to the borrower's financial condition.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are recorded as adjustments to the allowance for loan losses. A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Management considers all nonaccrual loans and restructured loans to be impaired. In most cases, loan payments that are past due less than 90 days are considered minor collection delays, and the related loans are not considered to be impaired. The Company considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

Allowance for loan losses
-------------------------

The allowance for loan losses, a material estimate susceptible to significant change in the near-term, is established as losses are estimated to have occurred through a provision for losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management's judgment in determining the adequacy of the allowance is inherently subjective and is based on the evaluation of individual loans, the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of specific loans and other relevant factors. Loans, including impaired loans, are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains appraisals for significant properties, when considered necessary.

The Company's real estate loans are collateralized by real estate located principally in Connecticut and New York, and accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is particularly susceptible to changes in real estate market conditions.

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies have the authority to require the Bank to recognize additions to the allowance or charge-offs based on the agencies' judgments about information available to them at the time of their examination.

Interest and fees on loans
--------------------------

Interest on loans is accrued and included in operating income based on contractual rates applied to principal amounts outstanding. The accrual of interest income is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days as to either principal or interest. When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income. The accrual of interest on loans past due 90 days or more may be continued if the loan is well secured, and it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection. A nonaccrual loan is restored to an accrual status when it is no longer

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

delinquent and collectibility of interest and principal is no longer in doubt. Interest income on impaired loans is only recorded subsequent to the recovery of the principal balance.

Loan origination fees, net of direct loan origination costs, are deferred and amortized as an adjustment to the loan's yield generally over the contractual life of the loan, utilizing the interest method.

Loan brokerage activities
-------------------------

The  Company   receives  loan  brokerage  fees  for  soliciting  and  processing conventional loan applications on behalf of permanent investors. Brokerage fee income is recognized upon funding of loans by permanent investors.

Transfers of financial assets
-----------------------------

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Other real estate owned
-----------------------

Other real estate owned consists of properties acquired through, or in lieu of, loan foreclosure or other proceedings and is initially recorded at fair value at the date of foreclosure, which establishes a new cost basis. After foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost of disposal. Revenue and expense from the operation of other real estate owned and valuation allowances are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in operations upon disposal.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

Premises and equipment
----------------------

Premises and equipment are stated at cost for purchased assets, and at the lower of fair value or the net present value of the minimum lease payments required over the term of the lease for assets under capital leases, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from 5 to 10 years. Amortization of premises under capital leases is charged to operations using the straight-line method over the life of the lease. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Goodwill
--------

Goodwill represents the cost of acquired assets in excess of values ascribed to net tangible assets related to the acquisition of Pinnacle Financial Group (see
Note 17) and is being amortized on a straight line basis over ten years.

Impairment of long-lived assets
-------------------------------

Long-lived assets, including premises and equipment and goodwill, which are held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

Collateralized borrowings
-------------------------

Collateralized borrowings represent the portion of loans transferred to other institutions under loan participation agreements. Such transfers were not recognized as sales due to recourse provisions and/or restrictions on the participant's right to transfer their portion of the loan.

Income taxes
------------

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Related party transactions
--------------------------

Directors and officers of the Company and the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of the management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features. Note 14 contains details regarding related party transactions.

Earnings per share
------------------

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which superseded APB Opinion No. 15, requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as stock options, outstanding which trade in a public market. The Company is required to present basic earnings per share and diluted earnings per share in its consolidated statements of income. Basic per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments in weighted-average shares outstanding, unless the effect is antidilutive. In addition, for those entities with complex capital structures, the statement also requires a reconciliation of the numerator and denominator used in the computation of both basic and diluted per share amounts to be disclosed.

Comprehensive income
--------------------

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

Fair values of financial instruments
------------------------------------

The following methods and assumptions were used by the Bank in estimating the fair value of its financial instruments:

      Cash and due from banks, federal funds sold, short-term investments and accrued interest receivable
      --------------------------------------------------------------------------

      The carrying amount is a reasonable estimate of fair value.

      Securities
      ----------

      Fair values, excluding restricted Federal Reserve Bank stock and Federal Home Loan Bank stock, are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of the Federal Reserve Bank stock and Federal Home Loan Bank stock approximate fair value based on the redemption provisions of the related stock.

      Loans receivable
      ----------------

      For variable rate loans which reprice frequently, and have no significant changes in credit risk, fair value is based on the loan's carrying value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the year end rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

      Loans held for sale
      -------------------

      Fair value is based on quoted secondary market rates.

      Deposits
      --------

      The fair value of demand deposits, regular savings and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit and other time deposits is estimated by using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

      Collateralized borrowings
      -------------------------

      The fair value of the collateralized borrowings is estimated using a discounted cash flow calculation that applies current interest rates for borrowings of similar maturity to a schedule of maturities of such borrowings.

      Off-balance-sheet instruments
      -----------------------------

      Fair values for the Company's off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

NOTE 2.  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves against its respective transaction accounts and non personal time deposits. At December 31, 1999, the Bank was required to have cash and liquid assets of approximately $326,000 to meet these requirements. In addition, the Bank is required to maintain $25,000 in the Federal Reserve Bank for clearing purposes.

NOTE 3.  AVAILABLE FOR SALE SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 1999 and 1998 are as follows:

                                                                         Gross              Gross
                                                     Amortized         Unrealized         Unrealized           Fair
1999                                                    Cost             Gains              Losses             Value
----                                                --------------------------------------------------------------------

Mortgage backed securities ...................      $ 17,325,754      $       --         $   (284,247)      $ 17,041,507
U.S. Government obligations ..................         1,049,810              --              (13,765)         1,036,045
Marketable equity securities .................         2,032,067              --             (125,310)         1,906,757
                                                    ------------      ------------       ------------       ------------
                                                    $ 20,407,631      $       --         $   (423,322)      $ 19,984,309
                                                    ============      ============       ============       ============


                                                                         Gross              Gross
                                                     Amortized         Unrealized         Unrealized           Fair
1998                                                    Cost             Gains              Losses             Value
----                                                --------------------------------------------------------------------

U.S. Government obligations ..................      $  7,380,475      $     81,236       $       --         $  7,461,711
Marketable equity securities .................         2,032,067              --              (14,350)         2,017,717
                                                    ------------      ------------       ------------       ------------
                                                    $  9,412,542      $     81,236       $    (14,350)      $  9,479,428
                                                    ============      ============       ============       ============

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

The amortized cost and fair value of available for sale debt securities at December 31, 1999 by contractual maturity are presented below. Actual maturities of mortgage backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                                                     Amortized          Fair
                                                       Cost             Value
                                                    -----------      -----------

     Maturity:
        Within 1 year .......................       $   550,520      $   545,545
        After 1 but within 5 years ..........           499,290          490,500
                                                    -----------      -----------
                                                      1,049,810        1,036,045
        Mortgage backed securities ..........        17,325,754       17,041,507
                                                    -----------      -----------
                                                    $18,375,564      $18,077,552
                                                    ===========      ===========

During 1999 and 1998, proceeds from the sales of available for sale securities were $5,771,438 and $2,786,955, respectively, and gross gains of $4,378 and $26,907, respectively, were realized on these sales.

NOTE 4.  HELD TO MATURITY SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of held to maturity securities at December 31, 1999 and 1998 are as follows:

                                                                         Gross              Gross
                                                     Amortized         Unrealized         Unrealized           Fair
1999                                                    Cost             Gains              Losses             Value
----                                                --------------------------------------------------------------------

U.S. Government obligations ..............          $    498,650      $       --         $     (3,500)      $    495,150
Corporate bonds ..........................            11,802,835             9,147           (400,839)        11,411,143
                                                    ------------      ------------       ------------       ------------
                                                    $ 12,301,485      $      9,147       $   (404,339)      $ 11,906,293
                                                    ============      ============       ============       ============

                                                                         Gross              Gross
                                                     Amortized         Unrealized         Unrealized           Fair
1998                                                    Cost             Gains              Losses             Value
----                                                --------------------------------------------------------------------

U.S. Government obligations ..............          $  1,000,840      $     11,191       $       --         $  1,012,031
Corporate bonds ..........................             2,842,462             1,727            (29,386)         2,814,803
                                                    ------------      ------------       ------------       ------------
                                                    $  3,843,302      $     12,918       $    (29,386)      $  3,826,834
                                                    ============      ============       ============       ============

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

The amortized cost and fair value of held to maturity debt securities at December 31, 1999 by contractual maturity are shown below:

                                                    Amortized           Fair
                                                      Cost              Value
                                                  ------------------------------

Maturity:
   Within 1 year ...........................       $     --          $     --
   After 1 but within 5 years ..............         5,180,661         5,015,374
   After 5 but within 10 years..............         6,164,124         5,953,719
   After 10 years...........................           956,700           937,200
                                                   -----------       -----------
                                                   $12,301,485       $11,906,293
                                                   ===========       ===========

There were no sales of held to maturity securities during 1999 or 1998, and there were no securities transferred among the held to maturity, available for sale or trading categories.

NOTE 5.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

A summary of the Company's loan portfolio at December 31, 1999 and 1998 is as follows:

                                                       1999            1998
                                                  ------------------------------
Real estate:
   Commercial .................................   $  54,289,002   $  33,179,464
   Residential ................................       6,799,133       1,380,416
   Construction, net of undisbursed portion of
      $8,099,481 in 1999 and $1,508,615 in 1998      13,872,519       5,737,601
Commercial ....................................      11,086,324       8,326,749
Consumer installment ..........................       1,580,219       1,179,789
Consumer home equity ..........................      21,705,929       8,296,201
                                                  -------------   -------------
           Total loans ........................     109,333,126      58,100,220
Net deferred loan fees ........................        (203,032)       (262,066)
Allowance for loan losses .....................      (1,360,183)       (785,536)
                                                  -------------   -------------
           Loans receivable, net ..............   $ 107,769,911   $  57,052,618
                                                  =============   =============

The changes in the allowance for loan losses for the years ended December 31, 1999 and December 31, 1998 are as follows:

                                                         1999           1998
                                                     ---------------------------

Balance, beginning of year .......................   $   785,536    $   745,499
   Provision for loan losses .....................       553,000        104,000
   Recoveries of loans previously charged off ....        40,770            264
   Loans charged off .............................       (19,123)       (64,227)
                                                     -----------    -----------
Balance, end of year .............................   $ 1,360,183    $   785,536
                                                     ===========    ===========

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

At December 31, 1999 and 1998, the unpaid principal balances of loans delinquent 90 days or more were $565,788 and $796,076, respectively, and the unpaid principal balances of loans placed on nonaccrual status were $91,076 and $63,917, respectively.

The following information relates to impaired loans as of and for the years ended December 31, 1999 and 1998:

                                                                                 1999          1998
                                                                              -----------------------
Loans receivable for which there is a related allowance
   for credit losses ..................................................       $   --        $   --
                                                                              =======================

Loans  receivable for which there is no related
   allowance  for credit losses determined:
      based on discounted cash flows ..................................       $   --        $ 63,917
      based on the fair value of collateral ...........................         91,076          --
                                                                              ----------------------
                                                                              $ 91,076      $ 63,917
                                                                              =======================

Allowance for credit losses related to impaired loans .................       $   --        $   --
                                                                              =======================

Average recorded investment in impaired loans .........................       $ 81,923      $300,483
                                                                              =======================

Interest income on impaired loans recognized on the cash basis was approximately $3,000 and $23,000 in 1999 and 1998, respectively. The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

The Company's lending activities are conducted principally in the Fairfield County section of Connecticut and Westchester County section of New York. The Company grants commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, residential developments and for land development projects. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio and the recovery of a substantial portion of real estate acquired is susceptible to changes in market conditions.

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the credit worthiness of each customer and, in most cases, extends credit of up to 75 percent of the market value of the collateral at the date of the credit extension depending on the Company's evaluation of the borrowers' credit worthiness and type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

warranted. Real estate is the primary form of collateral. Other important forms of collateral are accounts receivable, inventory, other business assets, marketable securities and time deposits. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower's ability to generate continuing cash flows.

NOTE 6.  PREMISES AND EQUIPMENT

At December 31, 1999 and 1998, premises and equipment consisted of the following:

                                                         1999           1998
                                                     ---------------------------

Premises under capital lease .....................   $   783,000    $   783,000
Leasehold improvements ...........................       516,811        370,173
Furniture and equipment ..........................       508,774        383,656
                                                     -----------    -----------
                                                       1,808,585      1,536,829
Less accumulated depreciation and amortization ...      (854,929)      (654,865)
                                                     -----------    -----------
                                                     $   953,656    $   881,964
                                                     ===========    ===========

For the years ended December 31, 1999 and 1998, depreciation and amortization expense related to premises and equipment totaled $204,524 and $185,690, respectively.

NOTE 7.  DEPOSITS

At December 31, 1999 and 1998, deposits consisted of the following:

                                                       1999             1998
                                                   -----------------------------

Noninterest bearing ..........................     $ 12,630,926     $  8,442,262
                                                   ------------     ------------
Interest bearing:
   Time certificates, less than $100,000 .....       69,144,236       28,205,513
   Time certificates, $100,000 or more .......       34,781,816        9,392,256
   Money market ..............................          624,763        1,859,136
   Savings ...................................       35,962,257       31,546,866
   NOW .......................................        9,602,356        9,863,106
                                                   ------------     ------------
      Total interest bearing .................      150,115,428       80,866,877
                                                   ------------     ------------
           Total deposits ....................     $162,746,354     $ 89,309,139
                                                   ============     ============

Interest expense on certificates of deposit in denominations of $100,000 or more was $842,230 and $310,942 for the years ended December 31, 1999 and 1998, respectively.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

Contractual maturities of time certificates of deposit as of December 31, 1999 are summarized below:

      Due within:
         1 year .....................................      $ 57,844,592
         1-2 years ..................................        45,298,783
         2-3 years ..................................           408,788
         3-4 years ..................................           315,569
         4-5 years ..................................            58,320
                                                           ------------
                                                           $103,926,052
                                                           ============

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Capital lease
-------------

The Company leases the premises for the Bank's main office under a capital lease which expires in 2004. Premises under capital lease of $783,000 and related accumulated amortization of $417,600 and $339,300 as of December 31, 1999 and 1998, respectively, are included in premises and equipment.

The Company is obligated under the lease to pay executory costs including insurance, property taxes, maintenance and other related expenses.

At December 31, 1999, future minimum lease payments, by years and in the aggregate, under this capital lease are as follows:

        Years Ending
        December 31,                                           Amount
        ------------                                         ---------

        2000............................................     $ 164,000
        2001............................................       164,000
        2002............................................       164,000
        2003............................................       164,000
        2004 and thereafter ............................       109,333
                                                             ---------
                                                               765,333

        Less amount representing interest ..............      (201,646)
                                                             ---------
        Present value of future minimum lease payments -
           capital lease obligation ....................     $ 563,687
                                                             =========

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

Operating leases
----------------

The Company subleases excess office space in its premises to various tenants under cancelable and noncancelable operating leases with terms ranging from monthly to five years. Future minimum lease payments receivable for noncancelable leases by year, and in the aggregate, at December 31, 1999 are as follows:

                      Years Ending
                      December 31,                    Amount
                      -------------                  --------

                           2000                      $ 65,944
                           2001                        24,869
                           2002                        22,269
                           2003                        22,269
                                                      --------
                                                      $135,351
                                                      ========

For the years ended December 31, 1999 and 1998, rental income under both cancelable and noncancelable leases totaled $99,218 and $72,931, respectively.

The Company also has noncancelable operating leases for its two bank branch offices in Greenwich, Connecticut and for two mortgage brokerage offices in New York and New Jersey. Under these lease agreements, the Company is required to pay certain executory costs such as insurance and property taxes. The Company also leases parking space under a noncancelable operating lease agreement.

As described in Note 18, the Company expects to open a new mortgage brokerage office in 2000, and subsequent to December 31, 1999, the Company entered into a noncancelable lease for such office space.

Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows:

                    Years Ending
                    December 31,                   Amount
                    ------------                   ------

                    2000                         $  351,144
                    2001                            365,706
                    2002                            272,138
                    2003                            139,894
                    2004 and thereafter              16,910
                                                 ----------
                                                 $1,145,792
                                                 ==========

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

Total rental expense charged to operations for cancelable and noncancelable operating leases was $264,770 and $218,750 for the years ended December 31, 1999 and 1998, respectively.

Employment Agreements
---------------------

In conjunction with the acquisition of Pinnacle Financial Group on June 30, 1999 (see Note 17), the Company entered into employment agreements with two officers who were the principal shareholders of Pinnacle. The agreements provide for, among other things, stipulated base salaries that increase in 2000, and may increase or decrease in years thereafter based on the achievement of certain financial results by the mortgage brokerage division. In addition, the agreements provide for annual bonuses based on the achievement of certain financial results by the mortgage brokerage division, and for reimbursement of expenses incurred incidental to their duties as officers. The agreements terminate on December 31, 2002, however automatically renew, unless either the Company or the officers elect not to renew in writing, for additional one year periods upon the same terms and conditions, except that the base salaries will increase by 10% for each one year extended term.

Legal Matters
-------------

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 9.  INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 1999 and 1998 are as follows:

                                                         1999            1998
                                                       ------------------------
Current
   Federal .....................................       $ 73,500        $   --
   State .......................................         11,000           3,900
                                                       --------        --------
           Total ...............................         84,500           3,900
                                                       --------        --------
Deferred
   Federal .....................................        (14,100)        (68,800)
   State .......................................         (3,900)        (21,200)
                                                       --------        --------
           Total ...............................        (18,000)        (90,000)
                                                       --------        --------

           Income tax expense (benefit) ........       $ 66,500        $(86,100)
                                                       ========        ========

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

A reconciliation of the anticipated income tax provision (benefit) (computed by applying the statutory Federal income tax rate (34%) to the income before income taxes) to the income tax provision (benefit) as reported in the statements of income for the years ended December 31, 1999 and 1998 are as follows:

                                                             1999           1998
                                                          ------------------------

Provision for income taxes at statutory Federal rate      $ 141,100      $ 183,700
State taxes, net of Federal benefit .................        21,500         35,300
Decrease in deferred tax valuation allowance ........      (134,400)      (325,000)
Change in state tax rates ...........................         3,400         12,100
Nondeductible expenses ..............................        29,000          9,600
Other ...............................................         5,900         (1,800)
                                                          ---------      ---------
           Total provision (benefit) for income taxes     $  66,500      $ (86,100)
                                                          =========      =========

At December 31, 1999 and 1998, the components of gross deferred tax assets and gross deferred tax liabilities are as follows:

                                                           1999          1998
                                                        -----------------------

Deferred tax assets:
   Allowance for loan losses ......................     $ 529,793     $ 311,200
   Investment securities ..........................       164,880          --
   Net operating loss carryforwards ...............          --         285,700
   Start-up costs .................................          --          41,700
   Asset under capital lease ......................        77,232        79,600
   Premises and equipment .........................        17,231        16,800
   Other ..........................................        33,627        28,200
                                                        ---------     ---------
      Gross deferred tax assets ...................       822,763       763,200
Less valuation allowance ..........................          --        (134,400)
                                                        ---------     ---------
   Deferred tax assets - net of valuation allowance       822,763       628,800
                                                        ---------     ---------

Deferred tax liabilities:
   Tax bad debt reserve ...........................       259,312       248,200
   Investment securities ..........................          --          26,500
   Other ..........................................           523           800
                                                        ---------     ---------
   Gross deferred tax liabilities .................       259,835       275,500
                                                        ---------     ---------
           Net deferred tax asset .................     $ 562,928     $ 353,300
                                                        =========     =========

The net changes in the valuation allowance for 1999 and 1998 were decreases of $134,400 and $325,000, respectively, to recognize deferred tax assets at amounts considered by management more likely than not to be realized.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 10.  SHAREHOLDERS' EQUITY

Common Stock
------------

On September 25, 1998, the Bank commenced an offering of up to 1,537,612 shares of its common stock, at $7.86 per share, to existing shareholders, whereby each shareholder was granted the right to purchase one share of stock for each share owned as of May 28, 1998. In addition, each shareholder was granted the right to purchase additional shares of stock not subscribed by existing shareholders under their initial rights described above. The common stock offering was completed on November 30, 1998, at which time the Bank received subscriptions for a total of 751,856 shares, with gross proceeds received of $5,909,588. The net proceeds of the offering were $5,826,061, after deducting total stock issuance costs of $83,527 which were charged to additional paid-in capital. In early 1999, 1,285 additional shares were issued relating to the offering at an aggregate price of $10,096.

During 1999 and 1998, 7,601 and 7,412 shares of common stock, respectively, at an aggregate price of $68,197 and $63,338, respectively, were issued to Bank directors for meeting fees. In addition, during 1999 and 1998, 2,950 and 4,250 shares of common stock, respectively, at an aggregate price of $27,035 and $36,234, respectively, were issued to former Bank directors for consulting fees.

As described in Note 17, on June 30, 1999, the Bank issued 151,685 shares of common stock at an aggregate price of $980,409, in conjunction with the acquisition of the net assets of a mortgage brokerage company. Also, during 1999, 500 shares of common stock were issued through the exercise of stock warrants at an aggregate price of $3,000.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

Income Per Share
----------------

The following is information about the computation of income per share for the years ended December 31, 1999 and 1998.

                                                                        1999
                                                     -------------------------------------------
                                                         Net                          Per Share
                                                        Income         Shares           Amount
                                                     -------------------------------------------
Basic Income Per Share
   Income available to common shareholders ....       $ 348,641       2,080,590       $   0.17

Effect of Dilutive Securities
   Warrants and stock options outstanding .....            --            41,614          (0.01)
                                                      ---------       ---------       ---------

Diluted Income Per Share
   Income available to common stockholders plus
                                                      ---------       ---------       ---------
      assumed conversions .....................       $ 348,641       2,122,204       $   0.16
                                                      =========       =========       =========

                                                                        1998
                                                     -------------------------------------------
                                                         Net                          Per Share
                                                        Income         Shares           Amount
                                                     -------------------------------------------
Basic Income Per Share
   Income available to common shareholders ....       $ 626,488       1,304,776       $   0.48

Effect of Dilutive Securities
   Warrants outstanding .......................            --            33,761          (0.01)
                                                      ---------       ---------       ---------

Diluted Income Per Share
   Income available to common stockholders plus
                                                      ---------       ---------       ---------
      assumed conversions .....................       $ 626,488       1,338,537       $   0.47
                                                      =========       =========       =========

Stock warrants
--------------

The Bank issued warrants to certain of the Bank's original organizing group and certain other individuals to purchase up to 95,000 shares of the Bank's common stock at the original public offering price of $6 per share. These warrants are currently exercisable and expire on August 31, 2004. During 1998, the Bank issued warrants to certain other individuals involved in the organization of the Bank to purchase up to 28,680 shares of the Bank's common stock at $14 per share. These warrants are currently exercisable and expire on July 6, 2001. The obligations related to such warrants were assumed by the Company. The Company has reserved 123,180 shares of its common stock for issuance upon exercise of these warrants.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

With respect to the 28,680 warrants issued in 1998, warrants to purchase 6,666 shares of common stock were issued to officers and directors of the Bank, and warrants to purchase 22,014 shares of common stock were issued to other individuals. The cost of the 22,014 warrants issued to non-officers and non-directors was $54,326, which was recorded as a charge to operations and a credit to additional paid-in capital.

A summary of the status of the warrants at December 31, 1999 and 1998, and changes during the years ended on those dates, is as follows:

                                                      1999                    1998
                                             ----------------------  -----------------------
                                                          Weighted-               Weighted-
                                               Number      Average                 Average
                                                of        Exercise    Number of    Exercise
                                              Shares        Price      Shares       Price
                                             ----------------------  -----------------------

Outstanding at beginning of year ......       123,680      $ 7.86       95,000     $  6.00
Granted ...............................          --                     28,680       14.00
Exercised .............................          (500)       6.00         --           --
                                             ---------               --------
Outstanding at end of year ............       123,180        7.86      123,680        7.86
                                             =========               =========

Exercisable at end of year ............       123,180        7.86       28,680       14.00
                                             =========               =========

Weighted-average fair value per warrant
   of warrants granted during the year       $   --                  $    2.46
                                             =========               =========

The weighted average remaining contractual life for the warrants outstanding at December 31, 1999 is 3.9 years.

Stock options
-------------

On August 17, 1999, the Bank adopted a stock option plan for employees and directors, under which both incentive and non-qualified stock options may be granted, and subsequently the Company assumed all obligations related to such options. For incentive stock options granted to employees, the exercise price shall be greater than or equal to the market value of the Company's stock on the date of grant. One-third of such options vest at the date of grant, and one-third vest on each of the first and second anniversaries of the grant date, and expire if unexercised ten years after the grant date. However, for incentive stock options granted to shareholders who own 10% or more of the Company's stock, the exercise price must be greater than or equal to 110% of the market value of the Company's stock on the date of grant, and such options expire if unexercised five years, or less if stipulated by the Board of Directors, after the grant date. Generally, any options that are not exercisable upon the termination of employment expire upon such

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

termination. The Plan also provides for the grant of 110,000 non-qualified and incentive stock options to certain directors of the Company in 1999, with an exercise price equal to the market value of the Company's stock on the date of grant, which was $10.11 per share. Such options were immediately exercisable and expire if unexercised ten years after the date of grant. The Company has reserved 130,000 shares of common stock for issuance under this plan. No options shall be granted under the Plan after August 17, 2000.

A summary of the status of the stock options at December 31, 1999 is as follows:

                                                                       Weighted-
                                                          Number        Average
                                                            of         Exercise
                                                          Shares        Price
                                                          --------- ------------

Outstanding at beginning of year ................            --         $ --
Granted .........................................         110,000        10.11
                                                          -------
Outstanding at end of year ......................         110,000        10.11
                                                          =======

Exercisable at end of year ......................         110,000        10.11
                                                          =======

Weighted-average fair value per option
   of options granted during the year ...........         $  5.55
                                                          =======

The weighted average remaining contractual life for the options outstanding at December 31, 1999 is 9.4 years.

SFAS No. 123, "Accounting for Stock-Based Compensation," established a fair value based method of expense recognition for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of existing generally accepted accounting principles. As permitted by SFAS No. 123, the Company has elected to continue under existing generally accepted accounting principles and to account for the warrants and options granted to employees, including directors, under APB Opinion No. 25, and accordingly, no compensation cost has been recognized in the consolidated statements of income for the grants of these warrants and options. Had compensation cost for issuance of such warrants and options been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net income and per share amounts for 1999 and 1998 would have been reduced to the pro forma amounts shown below:

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                     1999               1998
                                                  ----------         -----------
Net income (loss):
   As reported ...........................        $  348,641         $   626,488
                                                  ==========         ===========

   Pro forma .............................        $  (23,651)        $   610,261
                                                  ==========         ===========

Basic income (loss) per share:
   As reported ...........................        $     0.17         $      0.48
                                                  ==========         ===========

   Pro forma .............................        $    (0.01)        $      0.47
                                                  ==========         ===========

Diluted income (loss) per share:
   As reported ...........................        $     0.16         $      0.47
                                                  ==========         ===========

   Pro forma .............................        $    (0.01)        $      0.46
                                                  ==========         ===========


The fair value of warrants and options issued in 1999 and 1998 was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            1999      1998
                                                           ----------------

         Dividend rate                                      --        --
         Risk free interest rate .................         5.80%     5.35%
         Weighted average expected lives, in years          10         3

NOTE 10.  401(K) SAVINGS PLAN

During 1997, the Bank adopted the Patriot National Bank 401(k) Savings Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. The Bank may make discretionary matching contributions to the Plan. Participants are immediately vested in their contribution and Bank contributions. The Bank contributed $13,800 and $4,511 to the Plan in 1999 and 1998, respectively.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 12.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case-by-case basis. Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 1999 and 1998:

                                                       1999              1998
                                                   -----------------------------

Commitments to extend credit:
   Future loan commitments .................       $17,279,500       $ 5,139,000
   Unused lines of credit ..................        14,057,211         6,479,448
   Undisbursed construction loans ..........         8,099,481         1,508,615
Financial standby letters of credit ........              --               5,000
                                                   -----------       -----------
                                                   $39,436,192       $13,132,063
                                                   ===========       ===========

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial property, deposits and securities.

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

essentially the same as that involved in extending loan facilities to customers. These financial instruments are recorded in the financial statements when they become payable.

NOTE 13.  REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. However, at December 31, 1999, the Bank's ratio of total capital to risk-weighted assets has decreased to a level that would classify the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

The Bank's actual capital amounts and ratios at December 31, 1999 and 1998 were (dollars in thousands):

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                          For Capital        Prompt Corrective
                                                       Actual          Adequacy Purposes     Action Provisions
                                                ---------------------  -------------------  --------------------
                                                 Amount     Ratio       Amount    Ratio      Amount     Ratio
                                                ---------------------  -------------------  --------------------

December 31, 1999:

   Total Capital (to Risk Weighted Assets)      $13,551       9.90%    $10,950     8.00%     $13,688    10.00%
   Tier I Capital (to Risk Weighted Assets)      12,191       8.91%      5,473     4.00%       8,209     6.00%
   Tier I Capital  (to Average Assets) ....      12,191       7.21%      6,763     4.00%       8,454     5.00%

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                          For Capital        Prompt Corrective
                                                       Actual          Adequacy Purposes     Action Provisions
                                                ---------------------  -------------------  --------------------
                                                 Amount     Ratio       Amount    Ratio      Amount     Ratio
                                                ---------------------  -------------------  --------------------

December 31, 1998:
   Total Capital (to Risk Weighted Assets)      $12,812      19.40%    $ 5,283     8.00%     $ 6,604    10.00%
   Tier I Capital (to Risk Weighted Assets)      12,026      18.21%      2,641     4.00%       3,962     6.00%
   Tier I Capital (to Average Assets) .....      12,026      12.39%      3,882     4.00%       4,853     5.00%

The Company is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve Bank ("FRB"). The Company's actual and required ratios are not substantially different from those shown above.

Restrictions on dividends, loans and advances
---------------------------------------------

The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. In accordance with OCC Rules and Regulations, dividends may only be paid by the Bank from net earnings as defined and only after recapture of organizational and pre-operating expenses from operating profits. At December 31, 1999, no dividends may be declared by the Bank. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements. In addition, the FRB may impose further dividend restrictions on the Company.

Loans or advances to the Company by the Bank are limited to 10% of the Bank's capital stock and surplus on a secured basis.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 14.  RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms, including interest rates, similar to those available to unrelated customers.

Changes in loans outstanding to such related parties during 1999 and 1998 are as follows:

                                                   1999                 1998
                                               ---------------------------------

Balance, beginning of year ...........         $ 1,922,555          $ 1,990,713
Additional loans .....................           4,497,841            1,350,000
Repayments ...........................          (3,296,346)            (725,040)
Other changes ........................                --               (693,118)
                                               -----------          -----------
Balance, end of year .................         $ 3,124,050          $ 1,922,555
                                               ===========          ===========

Other changes in loans to related parties resulted from loans to directors who ceased being directors during the year, and existing loans outstanding at the beginning of the year to individuals who became officers of the Bank.

Related party deposits aggregated approximately $8,814,000 and $2,016,000 as of December 31, 1999 and 1998, respectively.

The Bank leases office space in its premises to a director of the Bank under a five-year lease. Rental income under this lease was approximately $35,000 and $38,000 for the years ended December 31, 1999 and 1998, respectively. Also during 1999 and 1998, the Bank leased office space to a related individual under a month-to-month lease, and rental income under this lease was approximately $6,000 and $5,000 for the years ended December 31, 1999 and 1998, respectively. In addition, the Bank paid consulting fees of approximately $26,000 and $53,000 to this individual during the years ended December 31, 1999 and 1998, respectively.

During 1999 and 1998, respectively, the Bank paid legal fees of approximately $4,600 and $3,500 to attorneys who are directors of the Bank.

During 1999 and 1998, the Bank leased parking space from a corporation, certain principals of which are officers and directors of the Bank. Total rent paid to the corporation was $18,000 for the years ended December 31, 1999 and 1998.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

During 1999, the Bank sold a parcel of other real estate owned to a related individual for $72,705, and a gain of $32,238 was recognized on such sale.

NOTE 15.  OTHER COMPREHENSIVE INCOME

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:


                                                                                   1999
                                                              -------------------------------------------
                                                                                    Tax
                                                               Before-Tax         Benefit      Net-of-Tax
                                                                 Amount          (Expense)       Amount
                                                              -------------------------------------------

Unrealized holding losses arising during
   the period .........................................        $(494,586)       $ 193,346       $(301,240)

Less reclassification adjustment for gains
   recognized in net income ...........................            4,378           (1,711)          2,667
                                                               ---------        ---------       ---------

Unrealized holding loss on available for
   sale securities, net of taxes ......................        $(490,208)       $ 191,635       $(298,573)
                                                               =========        =========       =========

                                                                                   1998
                                                              -------------------------------------------
                                                                                    Tax
                                                               Before-Tax         Benefit      Net-of-Tax
                                                                 Amount          (Expense)       Amount
                                                              -------------------------------------------
Unrealized holding gains arising during
   the period .........................................        $  43,830        $ (17,184)      $  26,646

Less reclassification adjustment for gains
   recognized in net income ...........................          (26,907)          10,549         (16,358)
                                                               ---------        ---------       ---------

Unrealized holding gain on available for
   sale securities, net of taxes ......................        $  16,923        $  (6,635)      $  10,288
                                                               =========        =========       =========

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments" ("Statement No. 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the statements of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 1999 and 1998. The estimated fair value amounts for 1999 and 1998 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other bank holding companies may not be meaningful.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

As of December 31, 1999 and 1998, the recorded book balances and estimated fair values of the Company's financial instruments were (in thousands):

                                                    1999                    1998
                                          -----------------------------------------------
                                           Recorded                Recorded
                                            Book         Fair        Book         Fair
                                           Balance       Value      Balance       Value
                                          -----------------------------------------------
Financial Assets:
   Cash and due from banks ..........     $  2,685     $  2,685     $  1,867     $  1,867
   Federal funds sold ...............       18,900       18,900       27,700       27,700
   Commercial paper .................       10,976       10,976         --           --
   Available for sale securities ....       19,984       19,984        9,479        9,479
   Held to maturity securities ......       12,301       11,906        3,843        3,827
   Federal Reserve Bank stock .......          411          411          240          240
   Federal Home Loan Bank stock .....          307          307         --           --
   Loans receivable, net ............      107,770      107,182       57,053       54,723
   Accrued interest receivable ......          981          981          588          588

Financial Liabilities:
   Demand deposits ..................       12,631       12,631        8,442        8,442
   Savings deposits .................       35,962       35,962       31,547       31,547
   Money market deposits ............          625          625        1,859        1,859
   Negotiable orders of withdrawal...        9,602        9,602        9,863        9,863
   Time deposits ....................      103,926      103,909       37,598       37,719
   Collateralized borrowings ........          325          325         --           --

Unrecognized financial instruments
----------------------------------

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 1999 and 1998. The estimated fair value of fee income on letters of credit at December 31, 1999 and 1998 is insignificant.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 17.  BUSINESS COMBINATION

On June 30, 1999, the Bank acquired, through plan of reorganization and merger, all of the outstanding capital stock of Pinnacle Financial Group ("Pinnacle"), a mortgage brokerage operation consisting of three separate corporations. Details of the transaction, which was accounted for as a purchase, are as follows:

A summary of the purchase payments in connection with the acquisition is as follows:

Cash paid to sellers at closing ..............................        $  150,000
Issuance of 151,685 shares of common stock to sellers ........           980,409
Acquisition costs ............................................           105,719
                                                                      ----------

                                                                      $1,236,128
                                                                      ==========

The entire purchase price was allocated to goodwill as no significant tangible net assets were acquired.

Unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998, as though the acquisition occurred on January 1, 1998, are as follows:

                                                        1999             1998
                                                 -------------------------------

Net interest income after provision for
  loan losses ..............................     $   4,439,798     $   3,586,765
Net income .................................           256,755           913,091
Basic income per share .....................              0.12              0.64
Diluted income per share ...................              0.12              0.63

With respect to the shares of common stock issued to the sellers, two-thirds of such shares are currently held in escrow and are subject to forfeiture if the sellers do not remain employees of the Company at June 30, 2000 and 2001. If any shares are forfeited, goodwill and additional paid-in capital would be adjusted accordingly.

NOTE 18.  SEGMENT REPORTING

The Company has two reportable segments, the commercial bank and the mortgage broker. The commercial bank segment provides its commercial customers with products such as commercial mortgage loans, working capital loans, equipment loans and other business financing arrangements, and provides its consumer customers with residential mortgage loans, home equity loans and other consumer installment loans. The commercial bank segment also attracts deposits from both consumer and commercial customers and invests such deposits in loans, investments

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

and working capital The commercial bank's revenues are generated primarily from net interest income from its lending, investment and deposit activities.

The  mortgage   broker  solicits  and  processes   conventional   mortgage  loan
applications from consumers on behalf of permanent investors, and revenues are generated from loan brokerage fees received from the permanent investors.

Information about reportable segments, and a reconciliation of such information to the consolidated financial statements as of and for the year ended December 31, 1999 is as follows (in thousands):

                                        Commercial     Mortgage    Consolidated
1999                                       Bank         Broker        Totals
----                                    ---------------------------------------

Net interest income ..............      $  4,993      $   --        $  4,993
Noninterest income ...............           357           864         1,221
Noninterest expenses .............         4,458           788         5,246
Provision for loan losses ........           553          --             553
Income before taxes ..............           339            76           415
Assets ...........................       177,195          --         177,195

The Bank did not have a mortgage broker segment in 1998 as such operations relate to Pinnacle, a division of the Bank acquired on June 30, 1999.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes. Management does not allocate corporate overhead expenses to the mortgage broker segment, and all such expenses are included in noninterest expenses of the commercial bank.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The Company does not have operating segments other than those reported and the Company does not have a single external customer from which it derives 10% or more of its revenues and operates in one geographical area.

PATRIOT NATIONAL BANCORP, INC.

December 31, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 19.  SUBSEQUENT EVENTS

Subsequent to December 31, 1999, the Bank entered into an operating lease for office space in East Fishkill, New York, and expects to open a mortgage banking office there late in the first quarter of 2000.

During 1999, the Bank received approval from the OCC to open a new branch office in Stamford, Connecticut, which the Bank expects to open in 2000.

                                  EXHIBIT INDEX

Exhibit No.                           Description
-----------                           -----------

2 Agreement and Plan of Reorganization dated as of June 28, 1999 between Bancorp and the Bank (incorporated by reference to Exhibit 2 to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

3(i) Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

3(ii) By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(a)(1) Form of 1994 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10(a)(1) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(a)(2) Form of 1998 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10(a)(2) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(a)(3) Lease dated February 1, 1995 between 999 Bedford Street Corporation and the Bank (incorporated by reference to Exhibit 10(a)(3) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(c)        1999 Stock  Option Plan of the Bank  (incorporated  by reference to
             Exhibit 10(c) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

21           Subsidiaries of Bancorp

27           Financial Data Schedule