Form 10QSB
period 2000-03-31
PATRIOT NATIONAL BANCORP INC
filed 2000-05-12
CIK 1098146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000            Commission file number 000-29599

                         PATRIOT NATIONAL BANCORP, INC.
           (Name of small business issuer as specified in its charter)

             Connecticut                             06-1559137
      (State of incorporation)          (IRS employer identification number)

                 900 Bedford Street, Stamford, Connecticut 06901
                    (Address of principal executive offices)

                                 (203) 324-7500
                           Issuer's telephone number:


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 2,160,952 shares issued and outstanding as of the close of business April 30, 2000.

Transitional Small Business Disclosure Format: Yes          No    X
                                                   -------     -------

                                Table of Contents

Part I                                                                Page
------                                                                ----

Item 1.   Consolidated Financial Statements                             1

Item 2.   Management's Discussion and Analysis or
            Plan of Operation                                           9

Part II
-------

Item 6.   Exhibits and reports on Form 8-K                             15

                         Part 1 -- Financial Information

Item 1. Financial Statements

Patriot National Bancorp, Inc.
Consolidated Balance Sheets


                                                                                  March 31,          December 31,
Assets                                                                              2000                 1999
                                                                             ---------------------------------------
                                                                                 (Unaudited)

Cash and due from banks ...............................................      $   6,056,756          $   2,685,031
Federal funds sold ....................................................         16,700,000             18,900,000
Short-term investments -- commercial paper ............................                  -             10,976,264
                                                                             ---------------------------------------
          Cash and cash equivalents ...................................         22,756,756             32,561,295

Available for sale securities (at fair value) .........................         19,304,160             19,984,309
Held to maturity securities ...........................................         12,300,638             12,301,485
Federal Reserve Bank stock ............................................            410,700                410,700
Federal Home Loan Bank stock ..........................................            307,000                307,000
Loans receivable (net of allowance for loan losses of
  $1,464,583 in 2000 and $1,360,183 in 1999) ..........................        112,093,273            107,769,911
Accrued interest receivable ...........................................          1,177,307                980,777
Bank premises and equipment, net ......................................          1,019,878                953,656
Deferred tax asset, net ...............................................            597,658                562,928
Goodwill (net of accumulated amortization of
  $89,179 in 2000 and $58,180 in 1999) ................................          1,146,949              1,177,948
Other assets (net of accumulated amortization of
  $17,872 in 2000 and $17,285 in 1999) ................................            347,633                184,688
                                                                             ---------------------------------------

          Total assets ................................................      $ 171,461,952          $ 177,194,697
                                                                             =======================================

Liabilities and Shareholders' Equity

  Deposits

     Non-interest bearing deposits ....................................      $  16,549,268          $  12,630,926
     Interest bearing deposits ........................................        140,191,949            150,115,428
                                                                             ---------------------------------------
           Total deposits .............................................        156,741,217            162,746,354

  Capital lease obligation ............................................            541,682                563,687
  Collateralized borrowings ...........................................            325,000                325,000
  Accrued expenses and other liabilities ..............................            585,671                323,568
                                                                             ---------------------------------------

          Total liabilities ...........................................        158,193,570            163,958,609
                                                                             ---------------------------------------

Shareholders' equity
   Common stock, $2 par value;
    5,333,333 shares authorized;
     issued and outstanding shares: 2,160,952 .........................          4,321,904              4,321,904
   Paid-in capital ....................................................          9,807,957              9,807,957
   Accumulated deficit ................................................           (548,718)              (635,331)
   Accumulated other comprehensive income - net
     unrealized loss on available for sale
     securities .......................................................           (312,761)              (258,442)
                                                                             ---------------------------------------

          Total shareholders' equity ..................................         13,268,382             13,236,088
                                                                             ---------------------------------------

          Total liabilities and shareholders' equity ..................      $ 171,461,952          $ 177,194,697
                                                                             =======================================

See accompanying Notes to Consolidated Financial Statements

Patriot National Bancorp, Inc.
Consolidated Statements of Income
Quarters ended March 31, 2000 and 1999
(unaudited)


                                                                      2000            1999
                                                                 -----------------------------

Interest and Dividend Income

  Interest and fees on loans ...............................      $2,524,639      $1,395,279
  Interest and dividends on investment secuities ...........         542,890         335,536
  Interest on federal funds sold ...........................         286,762         178,039
                                                                 -----------------------------
Total interest and divided income ..........................       3,354,291       1,908,854
                                                                 -----------------------------

Interest Expense

  Interest on deposits .....................................       1,809,803         841,028
  Interest on capital lease obligation .....................          18,995          21,789
  Interest expense on collateralized borrowings ............           7,361            --
                                                                 -----------------------------
Total interest expense .....................................       1,836,159         862,817
                                                                 -----------------------------

Net interest income ........................................       1,518,132       1,046,037

Provision for Loan Losses ..................................         109,500          68,000
                                                                 -----------------------------

Net interest income after provision for loan losses ........       1,408,632         978,037
                                                                 -----------------------------

Non-Interest Income

  Mortgage brokerage referral fees .........................         521,669            --
  Fees and service charges .................................          38,617          33,364
  Gains and origination fees from loans sold ...............            --            31,887
  Other income .............................................          12,800          32,228
                                                                 -----------------------------
Total non-interest income ..................................         573,086          97,479
                                                                 -----------------------------

Non-Interest Expense

  Salaries and benefits ....................................       1,047,154         464,931
  Occupancy and equipment expense, net .....................         186,519         106,817
  Professional services ....................................          72,250          41,363
  Data processing and other outside services ...............         135,292          48,084
  Advertising and promotional expenses .....................          70,869          58,505
  Directors fees and expenses ..............................          25,100          24,140
  Forms, printing and supplies .............................          63,111          36,221
  Regulatory assessments ...................................          21,351          10,292
  Insurance ................................................           9,743           6,579
  Other operating expenses .................................         186,466         136,985
                                                                 -----------------------------
Total non-interest expenses ................................       1,817,855         933,917
                                                                 -----------------------------

Income before income taxes .................................         163,863         141,599
Provision for Income Taxes .................................          77,250           1,200
                                                                 -----------------------------
Net income .................................................      $   86,613      $  140,399
                                                                 =============================

Basic income per share .....................................      $     0.04      $     0.07
                                                                 =============================

Diluted income per share ...................................      $     0.04      $     0.07
                                                                 =============================

See accompanying Notes to Consolidated Financial Statements

Patriot National Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Quarters ended March 31, 2000 and 1999
(unaudited)


                                                               2000              1999
                                                        ------------------------------------


Net income .......................................         $  86,613          $ 140,399

Unrealized holding losses on securities:
 Unrealized holding losses arising
 during the period, net of taxes .................           (54,319)           (45,034)


                                                        ------------------------------------
Comprehensive income .............................         $  32,294          $  95,365
                                                        ====================================

See accompanying Notes to Consolidated Financial Statements

Patriot National Bancorp, Inc.
Consolidated Statements of Cash Flows
Quarters ended March 31, 2000 and 1999
(unaudited)


                                                                                   2000           1999
                                                                            --------------------------------
Cash Flows from Operating Activities

  Net income ............................................................   $     86,613    $    140,399
  Adjustments to reconcile net income to net cash provided
     by operating activites:
  Amortization and accretion of investment
     premiums and discounts, net ........................................         (1,549)         10,134
  Provision for loan losses .............................................        109,500          68,000
  Depreciation and amortization .........................................         90,348          67,502
  Directors fees paid by issuance of common stock .......................           --             7,658
  Changes in assets and liabilities:
     (Decrease) increase in deferred loan fees ..........................        (62,508)         24,602
     Increase in accrued interest receivable ............................       (196,530)       (181,187)
     Increase in other assets ...........................................       (163,530)        (82,491)
     Increase in accrued expenses and other liabilities .................        262,103          56,308
                                                                            --------------------------------
Net cash provided by operating activities ...............................        124,447         110,925
                                                                            --------------------------------

Cash Flows from Investing Activities

  Purchases of available for sale securities ............................           --          (499,352)
  Purchases of held to maturity securities ..............................           --        (8,966,053)
  Principal repayments on available for sale securities .................        593,496            --
  Net increase in loans .................................................     (4,370,354)     (7,347,640)
  Purchases of bank premises and equipment ..............................       (124,986)        (25,942)
  Recoveries on other real estate owned .................................           --            18,800
                                                                            --------------------------------
Net cash used in investing activities ...................................     (3,901,844)    (16,820,187)
                                                                            --------------------------------

Cash Flows from Financing Activities

  Net increase in demand, savings and money market deposits .............      4,262,767       2,525,650
  Net decrease in time certificates of deposit ..........................    (10,267,904)     (1,257,234)
  Principal payments on capital lease obligation ........................        (22,005)        (19,211)
                                                                            --------------------------------
Net cash (used in) provided by financing activities .....................     (6,027,142)      1,249,205
                                                                            --------------------------------

Net decrease in cash and cash equivalents ...............................     (9,804,539)    (15,460,057)

Cash and cash equivalents
  Beginning .............................................................     32,561,295      29,567,353
                                                                            --------------------------------

  Ending ................................................................   $ 22,756,756    $ 14,107,296
                                                                            ================================

See accompanying Notes to Consolidated Financial Statements

Patriot National Bancorp, Inc.
Consolidated Statements of Cash Flows, continued
Quarters ended March 31, 2000 and 1999
(unaudited)

                                                            2000         1999
                                                        ------------------------

Suppmental Disclosures of Cash Flow Information
Cash paid for:
     Interest ......................................    $1,828,797    $  841,028
                                                        ========================
     Income taxes ..................................    $   19,000    $    1,200
                                                        ========================

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. The Consolidated Balance Sheet at December 31, 1999 has been derived from the audited financial statements of Patriot National Bancorp, Inc. ("Bancorp") at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the fiscal year ended December 31, 1999.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for all of 2000.

3. Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the quarters ended March 31, 2000 and 1999.

                                                                      Quarter ended March 31, 2000

                                                             Net
                                                           Income           Shares                Amount
                                                        -------------------------------------------------------

Basic income per share
  Income available to common stockholders ...........   $  86,613          2,160,952            $   0.04
Effect of Dilutive Securities

  Warrants/Stock Options outstanding ................        --               57,974                 --
                                                        -------------------------------------------------------
Diluted income per share
  Income available to common stockholders
  plus assumed conversions ..........................   $  86,613          2,218,926            $   0.04
                                                        =======================================================


                                                                      Quarter ended March 31, 1999

                                                             Net
                                                           Income           Shares                Amount
                                                        -------------------------------------------------------

Basic income per share
  Income available to common stockholders ...........   $ 140,399          1,998,279            $   0.07
Effect of Dilutive Securities

  Warrants outstanding ..............................        --               35,262                 --
                                                        -------------------------------------------------------
Diluted income per share
  Income available to common stockholders
  plus assumed conversions ..........................   $ 140,399          2,033,541            $   0.07
                                                        =======================================================

4. Bancorp has two reportable segments, the bank and the mortgage broker. The bank provides its commercial customers with products such as commercial mortgage loans, working capital loans, equipment loans and other business financing arrangements, and provides its consumer customers with residential mortgage loans, home equity loans and other consumer installment loans. The commercial bank segment also attracts deposits from both consumer and commercial customers and invests such deposits in loans, investments and working capital. Revenues of the bank are generated primarily from net interest income from its lending, investment and deposit activities.

         The mortgage broker solicits and processes conventional mortgage loan applications from consumers on behalf of permanent investors, and revenues are generated from loan brokerage fees received from permanent investors.

         Information about reportable segments, and a reconciliation of such information to the consolidated financial statements as of March 31, 2000 is as follows (in thousands):

                                                          Mortgage  Consolidated
                                                 Bank      Broker      Totals
                                               ---------------------------------
Net interest income ........................   $  1,518      --       $  1,518
Non-interest income ........................         51     522            573
Non-interest expense .......................      1,386     484          1,818
Provision for loan losses ..................        110      --            110
Income before taxes ........................        126      38            164
Assets .....................................    171,462      --        171,462

         Bancorp did not have a mortgage brokerage segment in the first quarter of 1999 as such operations relate to Pinnacle, a division of the Bank acquired on June 30, 1999.

5. Bancorp opened a mortgage origination office on March 6, 2000, at Wiccopee Plaza, Suite D, Hopewell Junction (East Fishkill), New York.

Item 2.  Management's Discussion and Analysis or Plan of Operation

 a.      Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last four fiscal years.

 b.      Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Summary

Bancorp reported net income of $87,000 ($0.04 basic income per share and $0.04 diluted income per share) for the quarter ended March 31, 2000, down from March 31, 1999 net income of $140,000 ($0.07 basic income per share and $0.07 diluted income per share). Net interest margin was 3.65% for the quarter ended March 31, 2000, a decrease of 64 basis points from a net interest margin of 4.29% for the same period last year.

Total assets decreased $5.7 million from $177.2 million at December 31, 1999 to $171.5 million at March 31, 2000. The net loan portfolio increased $4.3 million from $107.8 million at December 31, 1999 to $112.1 million at March 31, 2000. Loan growth was funded through the proceeds from maturities of short-term investments. For the quarter ended March 31, 2000, Bancorp recorded provision for loan losses of $109,500 as compared to $68,000 for the same period last year. During the quarter ended March 31, 2000, Bancorp recorded net loan charge offs of $5,000 as compared to net recoveries from loans charged off of $27,000 during the same period last year. Deposits decreased $6.0 million from $162.7 million at December 31, 1999 to $156.7 million at March 31, 2000. Equity remained at $13.2 million at March 31, 2000.

FINANCIAL CONDITION

Assets

Bancorp's total assets decreased $5.7 million from $177.2 million at December 31, 1999 to $171.5 million at March 31, 2000. Cash and cash equivalents decreased $9.8 million at March 31, 2000 caused mainly by the maturity of $11.0 million of short-term investments. Cash and due from banks increased $3.4 million and federal funds sold decreased $2.2 million.

Loans

Bancorp's net loan portfolio increased $4.3 million from $107.8 million at December 31, 1999 to $112.1 million at March 31, 2000. Loan growth was funded through the maturity of short-term investments. At March 31, 2000, the net loan to deposit ratio was 71.51% and the net loan to asset ratio was 65.39%. At December 31, 1999, the net loan to deposit ratio was 66.22%, and the net loan to asset ratio was 60.82%. Bancorp experienced a strong loan demand during the first quarter of 2000 and management believes, because of the volume of loans in process, that the loan demand will continue throughout 2000.

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

Based upon this evaluation, management believes the allowance for loan losses of $1.5 million at March 31, 2000, which represents 1.29% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans which may become uncollectible. At December 31, 1999, the allowance for loan losses was $1.4 million or 1.25% of gross loans outstanding.

Analysis of Allowance for Loan Losses at March 31,
--------------------------------------------------

   (Thousands of dollars)                                 2000           1999
   ----------------------------------------------------------------------------

   Balance at beginning of period ..............       $ 1,360         $   785
                                                       -----------------------
   Charge-offs .................................            (5)             (2)
   Recoveries ..................................             0              29
                                                       -----------------------
   Net (charge-offs) recoveries ................            (5)             27
                                                       -----------------------
   Provision charged to operations .............           110              68
                                                       -----------------------
   Balance at end of period ....................       $ 1,465         $   880
                                                       =======================

  Ratio of net (charge-offs) recoveries
    during the period to average loans
    outstanding during the period ..............         (0.00%)          0.04%
                                                       =======         =======

Non-Accrual, Past Due and Restructured Loans
--------------------------------------------

The following table presents non-accruing and past due loans as of March 31, 2000 and December 31, 1999.

(Thousands of dollars)                                 2000           1999
----------------------------------------------------------------------------

Loans delinquent over 90
  days still accruing .......................        $3,103         $   475
Non-accruing loans ..........................            91              91
                                                     ----------------------

                                                     $3,194         $   566
                                                     ======================

% of  Total  Loans ..........................          2.81%            .52%
% of  Total Assets ..........................          1.86%            .32%

The majority of the increase in delinquencies is due to three loans for which management does not anticipate any loss due to sufficient loan to value ratios.

Potential Problem Loans
-----------------------

At March 31, 2000, Bancorp had no loans other than those described above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits decreased $6.0 million from $162.7 million at December 31, 1999 to $156.7 million at March 31, 2000. Interest bearing deposits (primarily time certificates of deposit) decreased $9.9 million to $140.2 million, and non-interest bearing deposits increased $3.9 million to $16.5 million at March 31, 2000. Deposits decreased because Bancorp did not aggressively price certificates of deposit products in a rising interest rate environment.

RESULTS OF OPERATIONS

Interest and dividend income and expense

Bancorp's interest and dividend income increased $1.5 million from $1.9 million for the quarter ended March 31, 1999 to $3.4 million for the quarter ended March 31, 2000. The increase in net interest income was primarily the result of higher average balances on loans and securities. The average yield on loans decreased 28 basis points; the average yield on investment securities decreased 13 basis points, and the average yield on federal funds sold increased 134 basis points in the first quarter of 2000 as compared to the first quarter of 1999. Bancorp's net interest margin for the quarter ended March 31, 2000 was 3.65% as compared to 4.29% for the same period in the prior year. The net interest spread for the quarter ended March 31, 2000 was 3.01% as compared to 3.55% for the quarter ended March 31, 1999.

Interest expense increased $937,000 to $1.8 million for the quarter ended March 31, 2000 as compared to $863,000 for the quarter ended March 31, 1999. Specifically, in the first quarter of 2000, Bancorp's yield on time certificates of deposit increased 62 basis points; savings deposit yields increased 13 basis points; money market deposit yields decreased 160 basis points and NOW account yields decreased 3 basis points. Bancorp has maintained loan and deposit interest rates that are competitive within its market.

Bancorp's return on average assets and return on average equity on an annualized basis was 0.20% and 2.62%, respectively, for the quarter ended March 31, 2000 as compared to 0.55% and 4.58%, respectively, for the quarter ended March 31, 1999. For the year ended December 31, 1999 Bancorp's return on average assets and return on average equity was 0.27% and 2.67%, respectively.

Non-interest income

Non-interest income increased $476,000 from $97,000 for the quarter ended March 31, 1999 to $573,000 for the quarter ended March 31, 2000. The increase in other non-interest income is attributed to the acquisition of a mortgage broker operation ("Pinnacle") in June 1999, which offers mortgage brokerage services and generated approximately $522,000 mortgage brokerage referral fee revenue in the first quarter of 2000.

Non-interest expenses

Non-interest expenses increased $866,000 from $934,000 for the quarter ended March 31, 1999 to $1.8 million for the quarter ended March 31, 2000. Additional staff to support growth and the acquisition of Pinnacle, were the primary reasons that salaries and benefits increased $582,000 to $1.0 million for the quarter ended March 31, 2000. The opening of a branch office in Old Greenwich, Connecticut and the operating expense associated with Pinnacle's offices were the reasons occupancy and equipment expense increased $80,000 to $187,000 for the quarter ended March 31, 2000. Professional services increased $31,000 to $72,000 for the quarter ended March 31, 2000, due to additional outside services that were required to support growth. Data processing expenses increased $87,000 to $135,000 for the quarter ended March 31, 2000. The overall growth of Bancorp from March 31, 1999 to March 31, 2000 is the primary reason for increased data service expenses. Bancorp increased promotional activities during the first quarter of 2000, which caused advertising and marketing expenses to increase $12,000 to $71,000. Director's fees for services rendered increased $1,000 to $25,000 for the quarter ended March 31, 2000. Overall growth was the reason expenses for forms, printing and supplies increased $27,000 to $63,000 for the quarter ended March 31, 2000. Increases in regulatory assessments insurance are due to the overall growth of Bancorp. Other operating expenses increased $49,000 to $186,000 for the quarter ended March 31, 2000. Other operating expense increases are primarily due to the amortization of goodwill related to the Pinnacle acquisition and increased loan administration expenses.

Income Taxes

For the quarter ended March 31, 2000 Bancorp recorded a tax expense of $77,000. In the same period last year Bancorp recognized the benefit from the utilization available net operating loss carry forwards; therefore, there was no income tax expense. Bancorp had a pre-tax income of $164,000 for the quarter ended March 31, 2000 which compares favorably to the pre-tax income of $142,000 for the same period last year.

LIQUIDITY

Bancorp's liquidity position was 24.83% and 23.63% at March 31, 2000 and 1999, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, available-for-sale securities and held-to-maturity securities maturing in one year or less. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts, loan demand and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates the Bancorp's regulatory capital ratios at March 31, 2000 and December 31, 1999 respectively:

                                                         2000            1999
                                                         ----            ----

Leverage Capital ..............................         7.14%           7.21%
Tier 1 Risk-based Capital .....................         9.31%           8.91%
Total Risk-based Capital ......................        10.42%           9.90%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, Bancorp believes that at March 31, 2000 it is considered to be "well capitalized" under applicable regulations. To be considered "well-capitalized," an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Bancorp proposes to sell up to $5 million of its Common Stock in a private placement either late in the second quarter or early third quarter of 2000. The proceeds of the offering will be used to provide the Bank with additional capital sufficient for the Bank to continue to be "well capitalized" for regulatory purposes and the balance of the net proceeds of the offering would be retained by Bancorp for working capital and other general corporate purposes. The private placement is subject to approval of the private placement at Bancorp's 2000 Annual Meeting of Shareholders.

Impact of Inflation and Changing Prices

Bancorp's consolidated financial statements have been prepared in terms of historical dollars, without considering changes in relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, or disinflation, could significantly affect Bancorp's earnings in future periods.

YEAR 2000 ISSUE

The Year 2000 arrived without incident and all Bancorp systems, including its core processing systems worked properly. Throughout the year, Bancorp will continue to monitor all of its systems to ensure date-sensitive information is processed properly.

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995

Certain statements contained in Bancorp's public reports, including this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non- banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effect of Bancorp's opening of branches, and (8) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in Bancorp's filings with the SEC.

The issuance of additional shares of common stock in a proposed private placement would result in dilution of the voting power of those shareholders who are not able to participate in the offering. In addition, the issuance of additional shares could result in a reduction in reported earnings per share in future periods.

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

         PART II - OTHER INFORMATION
         ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

         a.       No.                       Description
                  ---                       -----------
                  27                   Financial Data Schedule

         b.       Reports on Form 8-K

                  A current report on Form 8-K dated December 1, 1999 was filed by Bancorp with the SEC during the period covered by this report. This report responded to items 5 and 7 of the Form 8-K.

                                   SIGNATURES

In accordance with of the requirements of Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot National Bancorp, Inc.


By:        /s/ Robert F. O'Connell
         --------------------------------
         Robert F. O'Connell,
         Executive Vice President
         Chief Financial Officer

May 12, 2000

                                  EXHIBIT INDEX

            No.                   Description
            ---                   -----------
            27               Financial Data Schedule