Form 10-Q
period 2000-06-30
PATRIOT NATIONAL BANCORP INC
filed 2000-08-14
CIK 1098146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000         Commission file number 000-29599

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 2,400,375 shares issued and outstanding as of the close of business July 31, 2000.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   -----    ------

                                Table of Contents

Part I                                                                      Page
------                                                                      ----

Item 1.   Consolidated Financial Statements                                    1

Item 2.   Management's Discussion and Analysis or
            Plan of Operation                                                  9


Part II
-------

Item 2    Changes in securities                                               14

Item 4.   Submission of matters to a vote of security holders                 14

Item 6.    Exhibits and reports on Form 8-K                                   15

                          Part 1 -Financial information

ITEM 1. FINANCIAL STATEMENTS

Patriot National Bancorp, Inc.
Consolidated Balance Sheets

                                                                   June 30,         December 31,
                                                                     2000               1999
                                                                -------------       -------------
ASSETS                                                            Unaudited

Cash and due from banks ..................................      $   6,232,887       $   2,685,031
Federal funds sold .......................................         17,000,000          18,900,000
Short-term investments-commercial paper ..................               --            10,976,264
                                                                -------------       -------------
          Cash and cash equivalents ......................         23,232,887          32,561,295

Available for sale Securities (at fair value) ............         18,446,998          19,984,309
Held to maturity Securities ..............................         12,299,794          12,301,485
Federal Reserve Bank Stock ...............................            397,150             410,700
Federal Home Loan Bank Stock .............................            593,600             307,000
Loans receivable (net of allowance for loan losses of
  $1,569,103 in 2000 and $1,360,183 in 1999) .............        124,290,700         107,769,911
Accrued interest receivable ..............................          1,358,886             980,777
Premises and equipment, net ..............................          1,004,419             953,656
Deferred tax asset, net ..................................            666,633             562,928
Goodwill (net of accumulated amortization of
  $120,177 in 2000 and $58,180 in 1999) ..................          1,115,951           1,177,948
Other assets (net of accumulated amortization of
  $18,744 in 2000 and $17,285 in 1999) ...................            247,576             184,688
                                                                -------------       -------------
     Total assets ........................................      $ 183,654,594       $ 177,194,697
                                                                =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits

     Non-interest bearing deposits .......................      $  14,553,196       $  12,630,926
     Interest bearing deposits ...........................        152,454,175         150,115,428
                                                                -------------       -------------
          Total deposits .................................        167,007,371         162,746,354


Capital lease obligations ................................            518,829             563,687
Collateralized borrowings ................................            475,000             325,000
Accrued expenses and other liabilities ...................            439,798             323,568
                                                                -------------       -------------
          Total liabilities ..............................        168,440,998         163,958,609
                                                                -------------       -------------

SHAREHOLDERS' EQUITY

Common stock ($2 par value);
5,333,333 shares authorized; issued and outstanding
  shares 2,372,702 in 2000 and 2,160,952 in 1999                    4,745,404           4,321,904
Paid in capital ..........................................         11,288,893           9,807,957
Accumulated deficit ......................................           (419,599)           (635,331)
Accumulated other comprehensive income-net
  unrealized loss on available for sale securities .......           (401,102)           (258,442)
                                                                -------------       -------------
          Total shareholders' equity .....................         15,213,596          13,236,088

Total liabilities and shareholders' equity ...............      $ 183,654,594       $ 177,194,697
                                                                =============       =============

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
(Unaudited)

                                                                 Three months   Three months    Six months     Six months
                                                                    Ended           Ended          Ended          Ended
                                                                 June 30,2000   June 30,1999   June 30,2000   June 30,1999
                                                                 ------------   ------------   ------------   ------------

Interest and Dividend Income
    Interest and fees on loans ..............................     $2,738,652     $1,658,596     $5,263,291     $3,053,876
    Interest and dividends on investment securities .........        514,982        326,412      1,057,869        661,947
    Interest on federal funds sold ..........................        177,420        133,348        464,182        311,387
                                                                  ----------     ----------     ----------     ----------
                         Total interest and divided income ..      3,431,054      2,118,356      6,785,342      4,027,210
                                                                  ----------     ----------     ----------     ----------

Interest Expense
    Interest on deposits ....................................      1,773,730        912,695      3,583,531      1,753,723
    Interest on capital lease obligation ....................         18,148         21,125         37,141         42,914
    Interest Expense on collateralized borrowings ...........          9,299         16,660
                                                                  ----------     ----------     ----------     ----------
                                    Total interest expense ..      1,801,177        933,820      3,637,332      1,796,637
                                                                  ----------     ----------     ----------     ----------

                                       Net interest income ..      1,629,877      1,184,536      3,148,010      2,230,573

Provision for Loan Losses ...................................        114,000         87,000        223,500        155,000
                                                                  ----------     ----------     ----------     ----------

         Net interest income after provision for loan losses       1,515,877      1,097,536      2,924,510      2,075,573
                                                                  ----------     ----------     ----------     ----------

Non-Interest Income
    Mortgage brokerage referral fees ........................        605,817              0      1,127,487              0
    Fees and service charges ................................         45,880         56,300         84,496        111,298
    Gains and origination fees from loans sold ..............         15,015         25,701         15,015         35,955
    Other income ............................................         15,533         12,328         28,333         44,555
                                                                  ----------     ----------     ----------     ----------
                                 Total non-interest income ..        682,245         94,329      1,255,331        191,808
                                                                  ----------     ----------     ----------     ----------

Non-Interest Expense
    Salaries and benefits ...................................      1,080,560        467,640      2,127,714        932,570
    Occupancy and equipment expense, net ....................        214,712         98,556        401,231        205,374
    Professional services ...................................         70,981         53,831        143,231         95,195
    Advertising and promotional expenses ....................        102,110         83,535        172,980        142,040
    Forms, printing and supplies ............................         40,392         26,738        103,503         62,959
    Directors fees and expenses .............................         24,500         27,500         49,600         51,640
    Data processing .........................................        173,360         54,425        308,652        102,509
    Regulatory assessments ..................................         18,519         14,291         39,870         24,583
    Insurance ...............................................         16,894         10,859         26,637         17,438
    Other operating  expenses ...............................        219,072        141,505        405,538        278,489
                                                                  ----------     ----------     ----------     ----------
                               Total non-interest expenses ..      1,961,100        978,880      3,778,956      1,912,797
                                                                  ----------     ----------     ----------     ----------

                                Income before income taxes ..        237,022        212,985        400,885        354,584
Provision for Income Taxes ..................................        107,903          1,885        185,153          3,085
                                                                  ----------     ----------     ----------     ----------
                                                Net income ..     $  129,119     $  211,100     $  215,732     $  351,499
                                                                  ==========     ==========     ==========     ==========

                                    Basic income per share ..     $     0.06     $     0.11     $     0.10     $     0.18

                                  Diluted income per share ..     $     0.06     $     0.10     $     0.10     $     0.17

See accompanying Notes to Consolidated Financial Statements

Patriot National Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

                                             Three months    Three months    Six months     Six months
                                                Ended           Ended          Ended          Ended
                                             June 30,2000    June 30,1999   June 30,2000  June 30,1999
                                            ------------------------------------------------------------


Net income                                 $    129,119      $  211,100     $  215,732     $  351,499

Unrealized holding losses on securities:
  Unrealized holding losses arising
    during the period, net of taxes.             (88,341)      (154,663)      (142,660)      (199,697)


                                           -----------------------------------------------------------

Comprehensive income                       $   40,778        $  56,437      $  73,072      $  151,802
                                           ===========================================================


See accompanying Notes to Consolidated Financial Statements.

Consolidated  Statements  of Cash Flows
Six months  ended June 30, 2000 and 1999
(unaudited)

                                                                     2000              1999
                                                                 ------------      ------------

Cash Flows from Operating Activities
    Net income .............................................     $    215,732      $    351,499
    Adjustments to reconcile net income to net cash provided
      by operating activites:
    Amortization and accretion of investment
     premiums and discounts, net ...........................           (3,350)           27,155
    Originations of loans held for sale ....................       (1,521,410)       (2,014,950)
    Proceeds from sales of loans held for sale .............        1,521,410         2,014,950
    Gain on sale of available for sale securities ..........                0           (42,031)
    Provision for loan losses ..............................          223,500           155,000
    Depreciation and amortization ..........................          197,005           122,411
    Professional fees paid by issuance of common stock .....                0             4,719
    Director's fees paid by issuance of common stock .......                0            50,044
    Changes in assets and liabilities:
     Decrease in deferred loan fees ........................          (63,681)          (16,946)
     Increase in accrued interest receivable ...............         (378,109)         (238,077)
     Increase in other assets ..............................          (63,354)           (8,997)
     Increase in accrued expenses and other liabilities ....          116,230            13,434
                                                                 ------------      ------------
Net cash provided by operating activities ..................          243,973           418,211
                                                                 ------------      ------------

Cash Flows from Investing Activities
  Purchases of Federal Home Loan Bank stock ................         (286,600)                0
  Purchases of available for sale securities ...............                0       (10,562,517)
  Redemption of Federal Reserve Bank stock .................           13,550                 0
  Proceeds from maturities of available for sale securities                 0           500,000
  Proceeds from sales of available for sale securities .....                0         6,350,708
  Principal repayments on available for sale securities ....        1,295,985                 0
  Purchase of held to maturity securities ..................                0        (8,966,053)
  Net increase in loans ....................................      (16,680,607)      (18,314,231)
  Purchases of bank premises and equipment .................         (185,304)         (103,822)
  Recoveries on other real estate owned ....................                0            18,800
  Purchase of assets of mortgage company ...................                0          (167,269)
                                                                 ------------      ------------
Net cash used in investing activities ......................      (15,842,976)      (31,244,384)
                                                                 ------------      ------------

Cash Flows from Financing Activities
  Net increase in demand, savings and money market deposits        13,264,940         6,083,753
  Net (decrease) increase in time certificates of deposit ..       (9,003,923)       12,154,403
  Principal payments on capital lease obligation ...........          (44,858)          (39,086)
  Increase in collateralized borrowings ....................          150,000                 0
  Proceeds from issuance of common stock ...................        1,904,436            10,091
                                                                 ------------      ------------
Net cash provided by financing activities ..................        6,270,595        18,209,161
                                                                 ------------      ------------

Net decrease in cash and cash equivalents ..................       (9,328,408)      (12,617,012)

Cash and cash equivalents
  Beginning ................................................       32,561,295        29,567,353
                                                                 ------------      ------------

  Ending ...................................................     $ 23,232,887      $ 16,950,341
                                                                 ============      ============

See accompanying Notes to Consolidated Financial Statements.

Patriot National Bancorp, Inc.
Consolidated Statements of Cash Flows, continued
Six months ended June 30, 2000 and 1999
(unaudited)

                                                                         2000             1999
                                                                      ----------       ----------
Suppmental Disclosures of Cash Flow Information
Cash paid for:
     Interest .................................................       $3,637,332       $1,796,637
                                                                      ==========       ==========

     Income taxes .............................................       $   53,000       $    3,085
                                                                      ==========       ==========

Supplemental Disclosures of Noncash Investing and
     Financing Activities


     Purchase of assets of mortgage company:
              Purchase price ..................................       $        0       $1,500,000
              Direct acquisition costs ........................                0           17,269
                                                                      ----------       ----------
                                                                      $        0       $1,517,269
                                                                      ==========       ==========
      Fair value of asset acquired:
                Goodwill ......................................       $        0       $1,517,269
                                                                      ==========       ==========

      Source of Funds
               Cash ...........................................       $        0       $  167,269
                Issuance of capital stock .....................                0        1,350,000
                                                                      ----------       ----------
                                                                      $        0       $1,517,269
                                                                      ==========       ==========

      Accrued prior year director and professional fees settled
        in common stock .......................................       $        0       $   24,965
                                                                      ==========       ==========


See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. The Consolidated Balance Sheet at December 31, 1999 has been derived from the audited financial statements of Patriot National Bancorp, Inc. ("Bancorp") at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the fiscal year ended December 31, 1999.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for all of 2000.

3. Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the quarters and six months ended June 30, 2000 and 1999.

Quarter ended June 30, 2000

                                              Net Income       Shares         Amount
                                              ----------       ------         ------
Basic Income Per Share
  Income available to common stockholders     $  129,119      2,166,100      $  0.06
  Effect of Dilutive Securities
  Warrants and options outstanding                     -         34,966            -
                                              --------------------------------------
 Diluted Income Per Share
  Income available to common stockholders
  plus assumed conversions                    $  129,119      2,201,066      $  0.06
                                              ======================================

Quarter ended June 30, 1999

                                                      Net Income         Shares         Amount
                                                      ----------         ------         ------
       Basic Income Per Share

         Income available to common stockholders       $ 211,100       2,001,378       $   0.11
         Effect of Dilutive Securities
         Warrants  outstanding .................           --             28,255            --
                                                       ---------       ---------       ---------
       Diluted Income Per Share
         Income available to common stockholders
         plus assumed conversions ..............       $ 211,100       2,029,633       $   0.10
                                                       =========       =========       ==========



       Six months ended June 30, 2000

                                                       Net Income       Shares          Amount
                                                       ----------       ------          ------
       Basic Income Per Share

         Income available to common stockholders       $ 215,732       2,163,526       $   0.10
         Effect of Dilutive Securities
         Warrants  and options outstanding .....            --            46,470            --
                                                       ---------       ---------       ---------
       Diluted Income Per Share
         Income available to common stockholders
         plus assumed conversions ..............       $ 215,732       2,209,996       $   0.10
                                                       =========       =========       ========


       Six months ended June 30, 1999

                                                      Net Income        Shares          Amount
                                                      ----------        ------          ------
       Basic Income Per Share

         Income available to common stockholders       $ 351,499       1,999,837       $   0.18
         Effect of Dilutive Securities
         Warrants outstanding ..................            --            31,959            --
                                                       ---------       ---------       ---------
       Diluted Income Per Share
         Income available to common stockholders
         plus assumed conversions .........            $ 351,499       2,031,796       $   0.17
                                                       =========       =========       =========


4. Bancorp has two reportable segments, the commercial bank and the mortgage broker. The Bank provides its commercial customers with products such as commercial mortgage loans, working capital loans, equipment loans and other business financing arrangements, and provides its consumer customers with residential mortgage loans, home equity loans and other consumer installment loans. The commercial bank segment also attracts deposits from both consumer and commercial customers and invests such deposits in loans, Investments and working capital. Revenues of the bank are generated primarily from net interest income from its lending, investment and deposit activities.

     The mortgage broker solicits and processes conventional mortgage loan applications from consumers and originates loans on behalf of permanent investors, and revenues are generated from loan brokerage fees received from permanent investors.

     Information about reportable segments, and a reconciliation of such information to the consolidated financial statements as of June 30, 2000 is as follows (in thousands):

Six months ended June 30, 2000

                                                     Mortgage      Consolidated
                                        Bank          Broker          Totals
                                     -------------------------------------------
     Net interest income .....       $  3,148           --          $  3,148
     Non-interest income .....            128          1,127           1,255
     Non-interest expense ....          2,576          1,203           3,779
     Provision for loan losses            224           --               224
     Income before taxes .....            477            (76)            401
     Assets ..................        183,583             72         183,655




Quarter ended June 30, 2000

                                                  Mortgage    Consolidated
                                      Bank         Broker        Totals
                                     -------------------------------------
     Net interest income .....       $1,630         --          $1,630
     Non-interest income .....           76          606           682
     Non-interest expense ....        1,242          719         1,961
     Provision for loan losses          114         --             114
     Income before taxes .....          351         (11 )          237



     Bancorp did not have a mortgage brokerage segment in the first six months of 1999 as such operations relate to Pinnacle, a division of the Bank acquired on June 30, 1999.

5. During the quarter ended June 30, 2000, Bancorp issued an aggregate of 211,750 shares of its $2 par value common stock through a private placement offering of 208,416 shares, and the issuance of 3,334 shares upon the exercise of stock warrants. The proceeds from the sale of these shares was $1,904,436.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         a.   Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

         b.   Management's  Discussion  and   Analysis  of  Financial  Condition
              and  Results of Operations

Summary
-------

Bancorp had net income of $129,000 ($0.06 basic income per share and $0.06 diluted income per share) for the quarter ended June 30, 2000, compared to net income of $211,000 ($0.11 basic income per share and $0.10 diluted income per share) for the quarter ended June 30, 1999. On a pre-tax basis, income increased 11.3% during the quarter ended June 30, 2000. For the six- month period ended
June 30, 2000, net income was $216,000 which represents a decrease from the $351,000 earned during the period ended June 30, 1999. During that same period however, pre-tax income increased 13%, from $355,000 to $401,000.

Total assets increased $6.5 million from $177.2 million at December 31, 1999 to $183.7 million at June 30, 2000. The net loan portfolio increased $16.5 million from $107.8 million at December 31, 1999 to $124.3 million at June 30, 2000. Loan growth was funded through the proceeds from maturities of short-term investments and growth in deposits. For the quarter ended June 30, 2000, Bancorp recorded a provision for loan losses of $114,000 as compared to $87,000 for the corresponding period in 1999. The increase in the loan loss provision is due to the growth in the loan portfolio. During the quarter ended June 30, 2000, Bancorp recorded net loan charge offs of $15,000 as compared to net recoveries from loans charged off of $12,000 during the same period in 1999. Deposits increased $4.3 million from $162.7 million at December 31, 1999 to $167.0 million at June 30, 2000. Total Shareholder's Equity increased $2 million to $15.2 million at June 30, 2000. The increase was due primarily to proceeds from the private placement of the Bancorp's common stock on June 30, 2000.

FINANCIAL CONDITION

Assets
------

Bancorp's total assets increased $6.5 million from $177.2 million at December 31, 1999 to $183.7 million at June 30, 2000. Cash and cash equivalents decreased $9.3 million at June 30, 2000 as compared to December 31, 1999 due mainly to the maturity of $11 million of short-term investments. Cash and due from banks increased $3.5 million and federal funds sold decreased $1.9 million.

Loans
-----

Bancorp's net loan portfolio increased $16.5 million from $107.8 million at December 31, 1999 to $124.3 million at June 30, 2000. Loan growth was funded through the maturity of short-term investments and deposit growth. At June 30, 2000, the net loan to deposit ratio was 74.42% and the net loan to asset ratio was 67.68%. At December 31, 1999, the net loan to deposit ratio was 66.22%, and the net loan to asset ratio was 60.82%. Bancorp experienced robust loan demand during the first half of 2000 and, although the higher interest rate environment may slow loan demand somewhat, management believes that loan growth will remain strong for the remainder of 2000.

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

Based upon this evaluation, management believes the allowance for loan losses of $1.6 million at June 30, 2000, which represents 1.25% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans which may become uncollectible. At December 31, 1999, the allowance for loan losses was $1.4 million or 1.25% of gross loans outstanding.

Analysis of Allowance for Loan Losses at June 30,
-------------------------------------------------

         (Thousands of dollars)                2000              1999
         --------------------------------------------------------------

         Balance at beginning of period       $1,360             $785
                                              ------------------------
         Charge-offs                             (15)             (17)

         Recoveries                                0               29
                                              ------------------------
         Net (charge-offs) recoveries            (15)              12
                                              ------------------------
         Provision charged to operations         224              155
                                              ------------------------
         Balance at end of period             $1,569             $952
                                              ========================


         Ratio of net (charge-offs)
           recoveries during the period
           to average loans outstanding
           during the period                  (0.00%)           0.02%
                                              ========================


Non-Accrual, Past Due and Restructured Loans
--------------------------------------------

The following table presents non-accruing and past due loans as of June 30, 2000 and December 31, 1999.

(Thousands of dollars)              2000                1999
----------------------------------------------------------------

Loans delinquent over 90
    days still accruing             $   482           $  475
Non-accruing loans                    1,711                91
                                   ---------------------------
                                     $2,193           $  566
                                   ===========================

% of  Total  Loans                    1.74%             .52%
% of  Total Assets                    1.19%             .32%


The increase in non-accruing loans is due to two loans for which management does not anticipate any loss due to sufficient loan to value ratios.

Potential Problem Loans
-----------------------

At June 30, 2000, Bancorp had no loans other than those described above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits
--------

Total deposits increased $4.3 million from $162.7 million at December 31, 1999 to $167.0 million at June 30, 2000. Certificates of deposit decreased $9.0 million as Bancorp did not aggressively price such deposits in a rising rate environment. These deposits were replaced with $11.4 million in high cost checking accounts. Other NOW, DDA and Money Market Accounts increased $5.9 million, but Savings Accounts decreased by $4.0 million.

RESULTS OF OPERATIONS

Interest and dividend income and expense
----------------------------------------

Bancorp's interest and dividend income increased 62%, or $1.3 million, for the quarter ended June 30, 2000 over the comparable period in 1999. This increase reflects a 65.2% increase in the loan portfolio over the past twelve months and a 54.5% increase in federal funds sold over the same period. The rising interest rate environment also was a positive factor improving the yields on variable rate loans and overnight investments. For the six-month period ended June 30, 2000, interest and dividend income was $6.8 million representing a 68.5% increase over the comparable period in 1999. Interest earning asset growth and a rising interest rate environment were again the cause of the increase.

Interest expense increased 92.9% to $1.8 million for the quarter ended June 30,2000 compared to the same period in 1999. The increase was due to the growth in deposits of 55.3% over the past twelve months. The increase was primarily in higher yielding certificates of deposit. Rising interest rates also increased funding costs on the Bankcorp's certificate of deposit portfolio.

Non-interest income
-------------------

Non-interest income increased $588,000 and $1.1 million respectively for three-month and six- month periods ended June 30, 2000. The increase in other non-interest income is attributed to the acquisition of a mortgage broker operation ("Pinnacle") in June 1999, which offers mortgage brokerage services and generated approximately $606,000 mortgage brokerage referral fee revenue in the second quarter of 2000 and $1.1 million for the six months ended June 30,2000.

Non-interest expenses
---------------------

Non-interest expenses increased from $979,000 for the three months ended June 30, 1999 to $2.0 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, non- interest expenses were $3.8 million which represents an increase of $1.9 million over the comparable period in 1999. Salaries and benefits increased $613,000 and $1.2 million, respectively, and occupancy and equipment expense increased $116,000 and $196,000 from the comparable periods in 1999. The overall increase in non-interest expenses was due to the acquisition of Pinnacle as of June 30, 1999, the opening of a bank branch office in the fourth quarter of 1999, the continued expansion of Pinnacle including the opening of a new office in the first quarter of 2000, and the overall growth of the Bank.

Income Taxes
------------

Bancorp recorded income tax expense of $108,000 and $185,000 for the three-month and six- month periods ended June 30, 2000. This compares to the prior year when the expense was $2,000 and $3,000 as Bancorp recognized a benefit from the utilization of available net operating loss carry forwards.

LIQUIDITY

Bancorp's liquidity position was 23.53% and 24.83% at June 30, 2000 and 1999, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, available-for-sale securities and held-to-maturity securities maturing in one year or less. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts, loan demand and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates the Bancorp's regulatory capital ratios at June 30, 2000 and December 31, 1999 respectively:

                                              2000              1999
                                              ----              ----

Leverage Capital                              8.47%            7.21%
Tier 1 Risk-based Capital                     9.89%            8.91%
Total Risk-based Capital                     10.97%            9.90%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, Bancorp believes that at June 30, 2000 it is considered to be "well capitalized" under applicable regulations. To be considered "well-capitalized," an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

At the Bancorp's annual meeting held June 14, 2000, shareholders approved a private placement of up to $5 million of common stock. Bancorp intends to sell the stock in one or more closings as the need arises. The proceeds of the offerings will be used to provide the Bank with additional capital sufficient for the Bank to continue to be "well capitalized" for regulatory purposes and the balance of the net proceeds of the offering will be retained by Bancorp for working capital and other general corporate purposes. $1.9 million from the first closing was sold on June 30, 2000.

Impact of Inflation and Changing Prices
---------------------------------------

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

PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities

          a.   Not applicable

          b.   Not applicable

          c. During the quarter ended June 30, 2000, Bancorp issued an aggregate of 211,750 shares of its common stock, par value $2.00 per share (the "common stock"). 208,416 shares of common stock were sold in a private placement for an aggregate selling price of approximately $1.9 million approved by the shareholders at the annual meeting held on June 14. These shares were issued in transactions exempt from the registration requirements of the Securities Act of 1933 under rule 506 of Regulation D under such act. Each purchaser of such shares is an Accredited Investor as such term is defined in rule 506 of Regulation D. The remaining 3,334 shares were issued to accredited investors as the result of the exercise of warrants previously granted.

          d.   Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Shareholders (the "Annual Meeting") of Patriot National Bancorp, Inc. was held on June 14, 2000.

          (b) Not applicable pursuant to Instruction 3 to Item 4 of Part II of Form 10 - QSB.

          (c) The following is a brief description of the matters voted upon at the Annual Meeting and the number of votes cast for, against or withheld as well as the number of abstentions to each such matter:

          (i)  The election of nine directors for the ensuing year.

                                                             Withheld
                                                             Authority
                                                  For       to Vote for

               Herbert A. Bregman .....       15,728,463      544,725
               Angelo DeCaro ..........       16,105,563      167,625
               Fred A. DeCaro, Jr .....       15,410,124      863,064
               John A. Geoghegan ......       16,103,263      164,925
               L. Morris Glucksman.....       15,698,124      575,064
               Michael Intrieri .......       15,321,024      952,164
               Richard Naclerio .......       15,715,863      557,325
               Salvatore Travato ......       16,089,363      183,825
               Philip W. Wolford ......       16,103,263      164,925




          (ii) The proposal to approve a private placement of up to $5 million of common stock.

                          For            Against     Abstain
                       1,344,558          24,100     59,305



          (iii) The consideration of a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent accountants for the Bankcorp for the year ending December 31, 2000.

                            For          Against     Abstain
                        1,791,431         14,296      2,405

          (d)  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

           No.                 Description
           ---                 -----------

           27            Financial Data Schedule

          b.   Report on Form 8-K


          A Current Report on Form 8-K dated June 30, 2000 was filed by Bancorp with the Securities and Exchange Commission on July 18, 2000. This report responded to item 5 of the Form 8-K.


                                   SIGNATURES

In accordance with of the requirements of Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Patriot National Bancorp, Inc.

By: /s/ Robert F. O'Connell
    ---------------------------
    Robert F. O'Connell,
    Executive Vice President
    Chief Financial Officer


August 14, 2000