Form 10QSB
period 2000-09-30
PATRIOT NATIONAL BANCORP INC
filed 2000-11-14
CIK 1098146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000        Commission file number 000-29599

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 2,400,375 shares issued and outstanding as of the close of business October 31, 2000.

Transitional Small Business Disclosure Format: Yes         No     X
                                                   ------      ------

                                Table of Contents

Part I                                                                    Page
------                                                                    ----

Item 1.   Consolidated Financial Statements                                 1

Item 2.   Management's Discussion and Analysis or
            Plan of Operation                                               9

Part II
-------

Item 2    Changes in securities                                            13

Item 6    Exhibits and Reports on Form 8-K                                 14

Item 1. Financial Statements

Patriot National Bancorp, Inc.
Consolidated Balance Sheets


                                                          September 30,      December 31,
Assets                                                        2000              1999
                                                        ---------------------------------
                                                           Unaudited

Cash and due from banks ............................    $   5,400,879     $   2,685,031
Federal funds sold .................................       21,000,000        18,900,000
Short-term investments-commercial paper ............             --          10,976,264
                                                        -------------------------------
          Cash and cash equivalents ................       26,400,879        32,561,295

Available for sale securities (at fair value) ......       20,678,389        19,984,309
Held to maturity securities ........................       12,298,939        12,301,485
Federal Reserve Bank stock .........................          457,900           410,700
Federal Home Loan Bank stock .......................          593,600           307,000
Loans receivable (net of allowance for loan losses
  of $1,633,603 in 2000 and $1,360,183 in 1999) ....      129,039,795       107,769,911
Accrued interest receivable ........................        1,268,175           980,777
Premises and equipment, net ........................          967,208           953,656
Deferred tax asset, net ............................          487,967           562,928

Goodwill(net of accumulated amortization of
   $151,176 in 2000 and $58,180 in 1999) ...........        1,084,952         1,177,948
Other assets (net of accumulated amortization of
   $19,616 in 2000 and $17,285 in 1999) ............          344,260           184,688
                                                        -------------------------------
     Total assets ..................................    $ 193,622,064     $ 177,194,697
                                                        ===============================

Liabilities and Shareholders' Equity

 Deposits

     Non-interest bearing deposits .................    $  17,113,001     $  12,630,926
     Interest bearing deposits .....................      159,067,980       150,115,428
                                                        -------------------------------
          Total deposits ...........................      176,180,981       162,746,354

Capital lease obligations ..........................          495,367           563,687
Collateralized borrowings ..........................          475,000           325,000
Accrued expenses and other liabilities .............          458,004           323,568
                                                        -------------------------------
          Total liabilities ........................      177,609,352       163,958,609
                                                        -------------------------------

Shareholders' equity
 Common stock, $2 par value;
 5,333,333 shares authorized; issued and outstanding
 2,400,375 shares in 2000 and 2,160,952 in 1999 ....        4,800,750         4,321,904
 Paid in capital ...................................       11,483,770         9,807,957
 Accumulated deficit ...............................         (138,400)         (635,331)
 Accumulated other comprehensive income - net
    unrealized loss on available for sale
     securities ....................................         (133,408)         (258,442)
                                                        -------------------------------
          Total shareholders' equity ...............       16,012,712        13,236,088
                                                        -------------------------------

          Total liabilities and shareholders' equity    $ 193,622,064     $ 177,194,697
                                                        ===============================


See accompanying Notes to Consolidated Financial Statements

Patriot National Bancorp, Inc.
Consolidated Statements of Income
(unaudited)


                                                                 Three months  Three months    Nine months    Nine months
                                                                    Ended          Ended          Ended          Ended
                                                                September 30,  September 30,  September 30,  September 30,
                                                                    2000           1999           2000           1999
                                                                ----------------------------------------------------------

Interest and Dividend Income

    Interest and fees on loans ..............................   $ 2,974,102    $ 1,995,469    $ 8,237,393    $ 5,049,345
    Interest and dividends on Investment securities .........       514,497        368,677      1,572,366      1,030,624
    Interest on federal funds sold ..........................       355,300        151,947        819,482        463,334
                                                                --------------------------------------------------------
                          Total interest and divided income       3,843,899      2,516,093     10,629,241      6,543,303
                                                                --------------------------------------------------------

Interest Expense

    Interest on deposits ....................................     2,107,567      1,131,857      5,691,098      2,885,580
    Interest on capital lease obligation ....................        17,540         21,520         54,681         64,434
    Interest expense on collateralized borrowings ...........        11,969              0         28,629              0
                                                                --------------------------------------------------------
                          Total interest expense                  2,137,076      1,153,377      5,774,408      2,950,014
                                                                --------------------------------------------------------
                          Net interest income                     1,706,823      1,362,716      4,854,833      3,593,289


Provision for Loan Losses ...................................        64,500        171,000        288,000        326,000
                                                                --------------------------------------------------------
       Net interest income after provision for loan losses ..     1,642,323      1,191,716      4,566,833      3,267,289
                                                                --------------------------------------------------------


Non-Interest Income

    Mortgage brokerage referral fees ........................       645,449        489,524      1,772,936        489,524
    Fees and service charges ................................        56,023         41,277        140,519        152,575
    Gains and origination fees from loans sold ..............        20,105         13,508         35,120         49,464
    Other income ............................................        25,615         54,263         53,948         98,818
                                                                --------------------------------------------------------
                          Total non-interest income                 747,192        598,572      2,002,523        790,381
                                                                --------------------------------------------------------

Non-Interest Expenses

    Salaries and benefits ...................................     1,093,932        819,914      3,221,646      1,752,484
    Occupancy and equipment expense, net ....................       224,884        125,471        626,115        330,845
    Professional services ...................................        97,380         76,698        240,611        171,893
    Advertising and promotional expenses ....................        75,883         95,311        248,863        237,351
    Forms, printing and supplies ............................        31,059         42,936        134,562        105,895
    Directors fees  and expenses ............................         1,072         23,200         50,672         74,840
    Data processing .........................................       131,173         77,969        439,825        180,478
    Regulatory assessments ..................................        21,557         13,935         61,427         38,518
    Insurance ...............................................        24,504          8,841         51,141         26,279
    Other operating expenses ................................       192,043        224,683        597,581        503,172
                                                                --------------------------------------------------------
                          Total non-interest expenses             1,893,487      1,508,958      5,672,443      3,421,755
                                                                --------------------------------------------------------

                          Income before income taxes                496,028        281,330        896,914        635,915

Provision for Income Taxes ..................................       214,829         20,001        399,982         23,086
                                                                --------------------------------------------------------
                                      Net income                $   281,199        261,329    $   496,931    $   612,829
                                                                ========================================================
                              Basic income per share            $      0.12    $      0.12    $      0.22    $      0.29
                                                                ========================================================
                              Diluted income per share          $      0.12    $      0.12    $      0.22    $      0.29
                                                                ========================================================


See accompanying Notes to Consolidated Financial Statements.

Patriot National Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)


                                                     Three months        Three months        Nine months         Nine months
                                                        Ended               Ended               Ended               Ended
                                                  September 30,2000   September 30,1999   September 30,2000   September 30,1999
                                                  -----------------------------------------------------------------------------


Net income ....................................       $ 281,199           $ 261,329           $ 496,931           $ 612,829

Unrealized holding gain( losses) on securities:
  Unrealized holding gains (losses) arising
    during the period, net of taxes ...........         267,694              (2,386)            125,034            (244,114)
 Less: Reclassification adjustment for
   gains included in net income ...............                                                                      42,031

                                                  -----------------------------------------------------------------------------
Comprehensive income ..........................       $ 548,893           $ 258,943           $ 621,965           $ 410,746
                                                  =============================================================================


See accompanying Notes to Consolidated Financial Statements.

Consolidated  Statements of Cash Flows
Nine months ended  September 30, 2000 and 1999
(unaudited)


                                                                        2000              1999
                                                                 -----------------------------------

Cash Flows from Operating Activities

    Net income .............................................       $    496,931     $    612,829
    Adjustments to reconcile net income to net cash provided
      by operating activites:
    Amortization and accretion of investment
     premiums and discounts, net ...........................             (8,013)         (15,721)
    Originations of loans held for sale ....................         (9,906,130)      (2,014,950)
    Proceeds from sales of loans held for sale .............          9,906,130        2,014,950
    Gain on sale of available for sale securities ..........               --             42,031
    Provision for loan losses ..............................            288,000          326,000
    Gain on sale of other real estate owned ................               --            (32,238)
    Depreciation and amortization ..........................            307,184          197,427
    Professional fees paid by issuance of common stock .....               --             20,222
    Directors' fees paid by issuance of common stock .......               --             55,044
    Changes in assets and liabilities:
     Increase in deferred loan fees ........................            188,423            5,202
     Increase in accrued interest receivable ...............           (287,398)        (270,755)
     (Increase) decrease in other assets ...................           (162,647)          19,890
     Increase (decrease) in accrued expenses and other
      liabilities ..........................................            134,436             (866)

                                                                 -----------------------------------
Net cash provided by operating activities ..................            956,916          959,065
                                                                 -----------------------------------

Cash Flows from Investing Activities

  Purchases of Federal Reserve Bank stock ..................            (60,750)        (170,700)
  Purchases of Federal Home Loan Bank stock ................           (286,600)            --
  Purchases of available for sale securities ...............         (3,000,000)     (10,478,433)
  Redemption of Federal Reserve Bank stock .................             13,550             --
  Proceeds from maturities of available for sale securities.               --            500,000
  Proceeds from sales of available for sale securities .....               --          6,350,708
  Purchases of held to maturity securities .................               --         (8,966,053)
  Proceeds from maturities of held to maturity securities ..               --            500,000
  Principal repayments on available for sale securities ....          2,518,209          461,468
  Net increase in loans ....................................        (21,746,307)     (32,826,784)
  Purchases of bank premises and equipment .................           (226,400)        (123,074)
  Recoveries on other real estate owned ....................               --             18,800
  Proceeds from the sale of other real estate owned ........               --             53,905
  Purchase of assets of mortgage company ...................               --           (167,269)
                                                                 -----------------------------------
Net cash used in investing activities ......................        (22,788,298)     (44,847,432)
                                                                 -----------------------------------

Cash Flows from Financing Activities

  Net increase in demand, savings and money market
   deposits ................................................         18,460,310        1,924,113

  Net (decrease) increase in time certificates of deposit ..         (5,025,683)      44,990,743
  Principal payments on capital lease obligation ...........            (68,320)         (59,569)
  Increase in collateralized borrowings ....................            150,000             --
  Proceeds from issuance of common stock ...................          2,154,659           10,095
                                                                 -----------------------------------
Net cash provided by financing activities ..................         15,670,966       46,865,382
                                                                 -----------------------------------

Net (decrease) increase in cash and cash equivalents .......         (6,160,416)       2,977,015

Cash and cash equivalents
  Beginning ................................................         32,561,295       29,567,353
                                                                 -----------------------------------

  Ending ...................................................       $ 26,400,879     $ 32,544,368
                                                                 ===================================



See accompanying Notes to Consolidated Financial Statements

Patriot National Bancorp, Inc.
Consolidated Statements of Cash Flows, continued
Nine months ended September 30, 2000 and 1999
(unaudited)


                                                                            2000              1999
                                                                      ---------------------------------

Suppmental Disclosures of Cash Flow Information
Cash paid for:

     Interest .................................................          $5,507,545       $2,950,014
                                                                         ===========================

     Income taxes .............................................          $  439,328       $   23,086
                                                                         ===========================

Supplemental Disclosures of Noncash Investing and
     Financing Activities

     Purchase of assets of mortgage company:

              Purchase price ..................................          $        0       $1,130,409
              Direct acquisition costs ........................                   0           17,269
                                                                         -------------  ------------
                                                                         $        0       $1,147,678
                                                                         =============  ============
      Fair value of asset acquired:

                Goodwill ......................................          $        0       $1,147,678
                                                                         ===========================

      Source of Funds

               Cash ...........................................          $        0       $  167,269
               Issuance of capital stock ......................                   0          980,409
                                                                         -------------  ------------
                                                                         $        0       $1,147,678
                                                                         =============  ============

      Accrued prior year director and professional fees settled
        in common stock .......................................          $        0       $   19,965
                                                                         =============  ============


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

         The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for all of 2000.

3. Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the quarters and nine months ended September 30, 2000 and 1999.


Quarter ended September 30, 2000


                                                         Net Income       Shares         Amount
                                                         ----------       ------         ------

         Basic Income Per Share

           Income available to common stockholders ...    $ 281,199      2,397,969      $   0.12
           Effect of Dilutive Securities
           Warrants and options outstanding ..........                      26,738
                                                          ---------      ---------      --------
         Diluted Income Per Share
           Income available to common stockholders
           plus assumed conversions ..................    $ 281,199      2,424,707      $   0.12
                                                          =========      =========      ========



Quarter ended September 30, 1999

                                                         Net Income       Shares         Amount
                                                         ----------       ------         ------

         Basic Income Per Share

           Income available to common stockholders ...    $ 261,329      2,198,757      $   0.12
           Effect of Dilutive Securities
           Warrants and options outstanding ..........                      39,495
                                                          ---------      ---------    ----------
         Diluted Income Per Share
           Income available to common stockholders
           plus assumed conversions ..................    $ 261,329      2,238,252      $   0.12
                                                          =========      =========    ==========


Nine months ended September 30, 2000
                                                         Net Income       Shares         Amount
                                                         ----------       ------         ------

Basic Income Per Share

  Income available to common stockholders ............   $ 496,931       2,242,244       $   0.22
  Effect of Dilutive Securities
  Warrants  and options outstanding ..................                      40,401
                                                         ---------       ---------       --------

Diluted Income Per Share
  Income available to common stockholders
  plus assumed conversions ...........................   $ 496,931       2,282,645       $   0.22
                                                         =========       =========       ========


Nine months ended September 30, 1999

                                                         Net Income       Shares         Amount
                                                         ----------       ------         ------


Basic Income Per Share

  Income available to common stockholders ............   $ 612,829       2,080,579       $   0.29
  Effect of Dilutive Securities
  Warrants  and options outstanding ..................                      27,016
                                                         ---------       ---------       --------
Diluted Income Per Share

       Income available to common stockholders
       plus assumed conversions ......................   $ 612,829       2,107,595       $   0.29
                                                         =========       =========       ========




4. Bancorp has two reportable segments, the commercial bank and the mortgage broker. The Bank provides its commercial customers with products such as commercial mortgage loans, working capital loans, equipment loans and other business financing arrangements, and provides its consumer customers with home equity loans and other consumer installment loans. The commercial bank segment also attracts deposits from both consumer and commercial customers and invests such deposits in loans, investments and working capital. Revenues of the bank are generated primarily from net interest income from its lending, investment and deposit activities.

         The mortgage broker solicits and processes conventional mortgage loan applications from consumers and originates loans on behalf of permanent investors, and revenues are generated from loan brokerage fees received from permanent investors.

         Information about reportable segments, and a reconciliation of such information to the consolidated financial statements for the quarter and nine-month periods as follows (in thousands):


Nine months ended September 30, 2000                                     Elimination of
                                                               Mortgage   Intersegment    Consolidated
                                                    Bank        Broker       Revenue         Totals
                                                -------------------------------------------------------
        Net interest income ............         $  4,855      $    -       $    -         $  4,855
        Non-interest income ............              194        1,932         (123)          2,003
        Non-interest expense ...........            3,772        1,900           -            5,672
        Provision for loan losses ......              288           -            -              288
        Income before taxes ............              865           32           -              897
        Assets .........................          193,544           78           -          193,622





Quarter ended September 30, 2000
                                                                         Elimination of
                                                               Mortgage   Intersegment    Consolidated
                                                    Bank        Broker       Revenue         Totals
                                                -------------------------------------------------------
        Net interest income ............         $  1,707      $    -       $    -          $ 1,707
        Non-interest income ............               65          805         (123)            747
        Non-interest expense ...........            1,196          697           -            1,893
        Provision for loan losses ......               65           -            -               65
        Income before taxes ............              388          108           -              496




Nine months ended September 30, 1999
                                                                         Elimination of
                                                               Mortgage   Intersegment    Consolidated
                                                    Bank        Broker       Revenue         Totals
                                                -------------------------------------------------------
        Net interest income ............         $  3,593      $    -       $    -          $ 3,593
        Non-interest income ............              295          495           -              790
        Non-interest expense ...........            3,124          298           -            3,422
        Provision for loan losses ......              326           -            -              326
        Income before taxes ............              444          192           -              636
        Assets .........................          150,659           -            -          150,659




Quarter ended September 30, 1999
                                                                         Elimination of
                                                               Mortgage   Intersegment    Consolidated
                                                    Bank        Broker       Revenue         Totals
                                                -------------------------------------------------------
        Net interest income ............         $  1,363      $    -       $    -          $ 1,363
        Non-interest income ............              104          495           -              599
        Non-interest expense ...........            1,211          298           -            1,509
        Provision for loan losses ......              171           -            -              171
        Income before taxes ............               89          192           -              281



Bancorp did not have a mortgage brokerage segment in the first six months of 1999 as such operations relate to Pinnacle, a division of the Bank acquired on June 30, 1999

5. During the quarter ended September 30, 2000, Bancorp issued an aggregate of 27,673 shares of its $2 par value common stock through a private placement offering. The proceeds from the sale of these shares was $250,223

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 a.      Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

 b.      Management's Discussion and Analysis of
         Financial Condition and Results of Operations

SUMMARY

Bancorp had net income of $281,000 ($0.12 basic income per share and $0.12 diluted income per share) for the quarter ended September 30, 2000, compared to net income of $261,000 ($0.12 basic income per share and $0.12 diluted Income per share) for the quarter ended September 30, 1999. On a pre-tax basis, income increased 76.3% during the quarter ended September 30, 2000 compared to the same period in 1999. For the nine- month period ended September 30, 2000, net income was $497,000 which represents a decrease of $116,000from the $613,000 earned during the nine-month period ended September 30, 1999. During that same period, however, pre-tax income increased 41%, from $636,000 to $897,000.

Total assets increased $16.4 million from $177.2 million at December 31, 1999 to $193.6 million at September 30, 2000. The net loan portfolio increased $21.2 million from $107.8 million at December 31, 1999 to $129.0 million at September 30, 2000. Loan growth was funded through growth in deposits and the proceeds from maturities of short-term investments. For the quarter ended September 30, 2000, Bancorp recorded a provision for loan losses of $65,000 as compared to $171,000 for the corresponding period in 1999. The decrease in the loan loss provision is due to continued strength in the credit quality of the loan portfolio and strong local economic conditions. During the quarter ended September 30, 2000, there were no loan charge-offs as compared to net recoveries from loans charged off of $10,000 during the same period in 1999. Deposits increased $13.5 million from $162.7 million at December 31, 1999 to $176.2 million at September 30, 2000. Total Shareholder's Equity increased $2.8 million to $16.0 million at September 30, 2000. The increase was due primarily to proceeds from the private placement of the Bancorp's common stock on June 30, 2000.

FINANCIAL CONDITION

ASSETS

Bancorp's total assets increased $16.4 million from $177.2 million at December 31, 1999 to $193.6 million at September 30, 2000. Cash and cash equivalents decreased $6.2 million at September 30, 2000 as compared to December 31, 1999 due mainly to the maturity of $11 million of short-term investments. Cash and due from banks increased $2.7 million and federal funds sold increased $2.1 million as compared to December 31, 1999.

LOANS

Bancorp's net loan portfolio increased $21.2 million from $107.8 million at December 31, 1999 to $129.0 million at September 30, 2000. Construction loans increased $8.1 million, commercial real estate loans increased $5.5 million and home equity loans increased $6.5 million, reflecting the strong local real estate market. Commercial lines of credit increased $2.1 as Bancorp continues to expand into small business lending.

Loan growth was funded through deposit growth and the maturity of short-term investments. At September 30, 2000, the net loan to deposit ratio was 73.2% and the net loan to asset ratio was 66.6%. At December 31, 1999, the net loan to deposit ratio was 66.2%, and the net loan to asset ratio was 60.8%. Bancorp experienced robust loan demand during the first nine months of 2000 although management believes that loan growth will moderate somewhat during the remainder of the year due to the higher interest rate environment.

Allowance for Loan Losses
-------------------------

The provision for loan losses is a charge against income and an addition to the allowance for loan losses. Management's judgement in determining the adequacy of the allowance is based on an evaluation of individual loans, the risk characteristics and size of the loan portfolio, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and other relevant factors.

Based upon this evaluation, management believes the allowance for loan losses of $1.6 million at September 30, 2000, which represents 1.25% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans which may become uncollectible. At December 31, 1999, the allowance for loan losses was $1.4 million or 1.25% of gross loans outstanding.

Analysis of Allowance for Loan Losses at September 30,
------------------------------------------------------

     (Thousands of dollars)                             2000            1999
     -------------------------------------------------------------------------

     Balance at beginning of period                   $1,360             $785
                                                      -----------------------
     Charge-offs                                         (14)             (19)
     Recoveries                                            0               41
                                                      -----------------------
     Net (charge-offs) recoveries                        (14)              22
                                                      -----------------------
     Provision charged to operations                     288              326
                                                      -----------------------
     Balance at end of period                         $1,634           $1,133
                                                      =======================


     Ratio of net (charge-offs) recoveries
       during the period to average loans
       outstanding during the period                   (0.00%)           0.03%
                                                      =======           ======

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table presents non-accruing and past due loans as of September 30, 2000 and December 31, 1999.

(Thousands of dollars)                  2000              1999
--------------------------------------------------------------

Loans delinquent over 90
    days still accruing               $  660            $  475
Non-accruing loans                     1,694                91
                                     -------------------------

                                      $2,354            $  566
                                     =========================

% of  Total  Loans                      1.80%           .52%
% of  Total Assets                      1.22%           .32%

The increase in non-accruing loans is due to two loans for which management does not anticipate any loss due to sufficient loan to value ratios.

Potential Problem Loans
-----------------------

At September 30, 2000, Bancorp had no loans other than those described above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

DEPOSITS

Total deposits increased $13.5 million from $162.7 million at December 31, 1999 to $176.2 million at September 30, 2000. Non-interest bearing deposits increased by $4.5 million due to higher levels of commercial DDA accounts. Interest bearing deposits increased $9.0 million from December 31, 1999. Certificates of deposit decreased $5.0 million as Bancorp did not aggressively price such deposits in a rising rate environment. These deposits were replaced with $17.4 million in a new high yield checking account product, as well as an increase in NOW accounts of $1.7 million as compared to December 31, 1999. In addition, savings accounts decreased by $5.2 million resulting from a shift to high yield checking accounts.

RESULTS OF OPERATIONS

INTEREST AND DIVIDEND INCOME AND EXPENSE

Bancorp's interest and dividend income increased 52.8%, or $1.3 million, for the quarter ended September 30, 2000 over the comparable period in 1999. This increase reflects a 44.1% increase in the loan portfolio over the past twelve months. The rising interest rate environment also was a positive factor improving the yields on variable rate loans and overnight investments. For the nine-month period ended September 30, 2000, interest and dividend income was $10.6 million representing a 62.4% increase over the comparable period in 1999. Interest earning asset growth and a higher interest rate environment were again the cause of the increase.

Interest expense increased 85.3% to $2.1 million for the quarter ended September 30,2000 compared to the same period in 1999. For the nine month period ended September 30, 2000 interest expense increased $2.8 million, or 95.7% from the same period in 1999. The higher funding costs reflect an increase in certificates of deposit of $31.9 million during the month of September 1999. The impact of this growth for the 1999 reporting periods is minimal, but is fully reflected in the cost of funds for 2000.

NON-INTEREST INCOME

Non-interest income increased $149,000 and $1.2 million, respectively, for the three-month and nine- month periods ended September 30, 2000 compared to the same periods in 1999. The increase in non-interest income is primarily attributed to the acquisition of a mortgage broker operation ("Pinnacle") in June 1999, which offers mortgage brokerage services and generated approximately $645,000 in fee revenue in the third quarter of 2000 and $1.8 million for the nine months ended September 30,2000. Mortgage brokerage fees increased $156,000 in the quarter ended September 30, 2000 compared to the comparable period in the prior year due to a higher number of loan origination employees in the mortgage division resulting in increased volume.

NON-INTEREST EXPENSES

Non-interest expenses increased from $1.5 million for the three months ended September 30, 1999 to $1.9 million for the three months ended September 30, 2000. For the nine months ended September 30, 2000, non- interest expenses were $5.7 million, which represents an increase of $2.3 million over the comparable period in 1999. Salaries and benefits increased $274,000 and $1.5 million, respectively, and occupancy and equipment expense increased $99,000 and $295,000, respectively from the comparable periods in 1999. The overall increase in non-interest expenses was due to the acquisition of Pinnacle as of June 30, 1999, the opening of a bank branch office in the fourth quarter of 1999, the continued expansion of Pinnacle including the opening of a new office in the first quarter of 2000, and the overall growth of the Bank.

INCOME TAXES

Bancorp recorded income tax expense of $215,000 and $400,000 for the three-month and nine- month periods ended September 30, 2000, as compared to $20,000 and $23,000, respectively, for the same periods in 1999 when Bancorp recognized a benefit from the utilization of available net operating loss carry forwards.

LIQUIDITY

Bancorp's liquidity position was 25.12% and 29.83% at September 30, 2000 and 1999, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, available-for-sale securities and held-to-maturity securities maturing in one year or less. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates the Bancorp's regulatory capital ratios at September 30, 2000 and December 31, 1999 respectively:

                                              2000             1999
                                              ----             ----

Leverage Capital                              7.97%            7.21%
Tier 1 Risk-based Capital                     9.88%            8.91%
Total Risk-based Capital                     10.96%            9.90%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, Bancorp believes that at September 30, 2000 it is considered to be "well capitalized" under applicable regulations. To be considered "well-capitalized," an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

At Bancorp's annual meeting held June 14, 2000, shareholders approved a private placement of up to $5 million of common stock. Bancorp intends to sell the stock in one or more closings as the need arises. The proceeds of the offerings will be used to provide the Bank with additional capital sufficient for the Bank to continue to be "well capitalized" for regulatory purposes and the balance of the net proceeds of the offering will be retained by Bancorp for working capital and other general corporate purposes. As of September 30, 2000, net proceeds from the private placement aggregated $2.1 million.

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

PART II - OTHER INFORMATION

Item 2.    Changes in Securities

       a.     Not applicable

       b.     Not applicable

       c. During the quarter ended September 30, 2000, Bancorp issued an aggregate of 27,673 shares of its common stock, par value $2.00 per share (the "common stock"). The shares were sold for an aggregate selling price of approximately $250,000 in a private placement approved by the shareholders at the annual meeting held on June 14. These shares were issued in transactions exempt from the registration requirements of the Securities Act of 1933 under rule 506 of Regulation D under such act. Each purchaser of such shares is an Accredited Investor as such term is defined in Regulation D.

       d.     Not applicable

Item 6.    Exhibits and Reports on Form 8-K

       a      Exhibits

                  No.                           Description
                  ---                           -----------

                  27                            Financial Data Schedule

       b      Report on Form 8-K

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

Patriot National Bancorp, Inc.

By:   /s/ ROBERT F. O'CONNELL
     ------------------------------
     Robert F. O'Connell,
     Executive Vice President
     Chief Financial Officer


       (On behalf of the registrant and as chief financial officer)

November 14, 2000

                                  EXHIBIT INDEX


        No.                           Description
        ---                           -----------

        27                            Financial Data Schedule