Form 10KSB
period 2000-12-31
PATRIOT NATIONAL BANCORP INC
filed 2001-03-30
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number 000-29599

                         PATRIOT NATIONAL BANCORP, INC.
                 (Name of small business issuer in its charter)

            Connecticut                                  06-1559137
  (State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation  or organization)
         900 Bedford Street
        Stamford, Connecticut                               06901
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number                               (203) 324-7500

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

                               Yes  X   No
                                  -----   -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $17,379,431
                                                        -----------

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2001: $11,486,698

Number of shares of the registrant's Common Stock, par value $2.00 per share, outstanding as of February 28, 2001: 2,400,375
                                     ---------

Documents Incorporated by Reference
-----------------------------------

Proxy Statement for 2001 Annual               Incorporated into Part III of this
Meeting of Shareholders.  (A definitive       Form 10-KSB
proxy statement will be filed with the
Securities and Exchange Commission
within 120 days after the close of the
fiscal year covered by this Form 10-KSB.)

Transition Small Business Disclosure Format (check one):

         Yes         No  X
            -----      -----

                                Table of Contents

Part I                                                                    Page

Item 1.    Description of Business                                          1

Item 2.    Description of Properties                                        6

Item 3.    Legal Proceedings                                                7

Item 4.    Submission of Matters to a Vote of Security Holders              7

Part II

Item 5.    Market for Common Equity and Related
              Shareholder Matters                                           7

Item 6.    Management's Discussion and Analysis or
              Plan of Operation                                            10

Item 7.    Financial Statements                                            22

Item 8.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                       22

Part III

Item 9.    Directors, Executive Officers, Promoters and
              Control Persons: Compliance with Section 16 (a)
              of the Exchange Act                                          23

Item 10.  Executive Compensation                                           23

Item 11.  Security Ownership of Certain Beneficial Owners
             and Management                                                23

Item 12.  Certain Relationships and Related Transactions                   23

Item 13.  Exhibits and Reports on Form 8-K                                 23

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

Patriot National Bancorp, Inc., ("Bancorp") a Connecticut corporation was organized in 1999 for the purpose of becoming a one-bank holding company (the "Reorganization") for Patriot National Bank, a national banking association headquartered in Stamford, Connecticut (the "Bank"). Following receipt of regulatory and shareholder approvals, the Reorganization became effective as of the opening of business on December 1, 1999. Upon consummation of the Reorganization, each outstanding share of Common Stock, par value $2.00 per share, of the Bank ("Bank Common Stock"), was converted into the right to receive one share of Common Stock, par value $2.00 per share, of Bancorp ("Bancorp Common Stock"), and each outstanding option or warrant to purchase Bank Common Stock became an option or warrant to purchase an equal number of shares of Bancorp Common Stock.

As of the date hereof, the only business of Bancorp is its ownership of all of the issued and outstanding capital stock of the Bank. Except as specifically noted otherwise herein, the balance of the description of Bancorp's business is a description of the Bank's business.

The Bank was granted preliminary approval by the Comptroller of the Currency (the "OCC") on March 5, 1993 and received its charter and commenced operations as a national bank on August 31, 1994. On September 5, 1997 the Bank opened a branch office in Greenwich, Connecticut. On October 12, 1999 the Bank opened a branch office in Old Greenwich, Connecticut. The Bank has recently received approval from the OCC to open a branch office in Norwalk, Connecticut.

On June 30, 1999, the Bank through its wholly-owned subsidiary, PinPat Acquisition Corporation, acquired all of the outstanding capital stock of Pinnacle Financial Corp., a Connecticut corporation, Pinnacle Financial Corp., a New Jersey corporation, and Pinnacle Financial Corp., a New York corporation (collectively, "Pinnacle"), a residential mortgage broker. Pinnacle surrendered its mortgage licenses and the mortgage brokerage business of Pinnacle is now conducted through a division of the Bank. If Bancorp determines in the future to conduct this business through Pinnacle, Pinnacle will file for appropriate mortgage licenses. Pinnacle has not had a significant impact on the business or results of operation of Bancorp.

Bancorp currently conducts business operations at its office located at 900 Bedford Street, Stamford, Connecticut. The Bank conducts business operations at its office located at 900 Bedford Street, Stamford, Connecticut; a branch office located at 100 Mason Street, Greenwich, Connecticut; and a branch office located at 184 Sound Beach Avenue, Old Greenwich, Connecticut. The Bank also operates mortgage origination offices at 71 Lewis Street, Greenwich, Connecticut and 125 Wireless Boulevard, Suite 1, Hauppauge, New York.

The Bank is an independent bank engaged in substantially all of the business operations customarily conducted by independent commercial banks. The Bank offers a broad range of consumer and commercial banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses and professionals. The Bank offers consumer and commercial deposit accounts that include: checking accounts, interest-bearing "NOW" accounts, insured money market accounts, time certificates of deposit, savings accounts and IRA's (Individual Retirement Accounts). Other services include money orders, traveler's checks and access to an ATM (automated teller system). In addition, the Bank may in the future offer Keogh accounts and other financial services. The Bank does not currently accept brokered deposits.

The Bank offers commercial real estate and construction loans to area businesses and developers. Real estate loans made to individuals include home mortgages, home improvement loans, bridge loans and home equity lines of credit. Other personal loans include lines of credit, installment loans and credit cards. Commercial loans offered to small and medium-sized businesses include secured and unsecured loans to service companies, real estate developers, manufacturers, restaurants, wholesalers, retailers and professionals doing business in the region.

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

Residents and businesses in Stamford and Greenwich Connecticut provide the majority of the Bank's deposits. The Bank has focused its attention on serving that segment of its market area historically served by community banks operating in Stamford and Greenwich. The Bank competes in its market by providing a high level of personalized and responsive banking service for which the Bank believes there is a need. This area is bordered by New York State to the west, the Merritt Parkway to the north, the Town of Darien to the east, and Long Island Sound to the south.

The Bank's loan customers extend beyond Stamford and Greenwich to include the adjacent towns of New Canaan and Norwalk in Connecticut, and Westchester County, New York, although the Bank's loan business is not necessarily limited to these areas. The Bank's mortgage brokerage business is concentrated in the areas surrounding its loan origination offices. While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in the Stamford area, the Bank believes that the service, professional and related businesses which have been attracted to this area, as well as the individuals, represent current and potential customers of the Bank.

In the normal course of business and subject to applicable government regulations, the Bank invests a portion of its assets in investment securities, which may include certain debt and equity securities, including government securities. An objective of the Bank's investment policy is to seek to optimize its return on assets while limiting its exposure to interest rate movements and to maintain adequate levels of liquidity.

The Bank's employees perform most routine day-to-day banking transactions at the Bank. However, the Bank has entered into a number of arrangements with third parties for banking services such as correspondent banking, check clearing, data processing services, credit card processing and armored carrier service.

The City of Stamford and the Town of Greenwich are presently served by approximately 67 branches of commercial banks and savings banks, most of which are offices of banks which have headquarters outside of the area or are subsidiaries of bank or financial holding companies whose headquarters are outside of Stamford or Greenwich. In addition to the banks with branches in Stamford and Greenwich, there are numerous banks and financial institutions serving the communities surrounding Stamford and Greenwich, which also draw customers from Stamford and Greenwich, posing significant competition to the Bank for deposits and loans. Competition can also be expected from out-of-state financial institutions, which may establish or acquire offices in the Bank's service area and from other local financial institutions, which may be formed in the future. Many of such banks and financial institutions are well established and well capitalized.

In recent years, intense market demands, economic pressures and significant legislative and regulatory actions have eroded banking industry classifications which were once clearly defined and have increased competition among banks, as well as other financial institutions. This increase in competition has caused banks and other financial service institutions to diversify their services and become more cost effective as a result of competition with one another and with new types of financial service companies, including non-bank competitors. While the impact on Bancorp of federal legislation authorizing increased services by financial holding companies and interstate branching of banks cannot be determined, Bancorp anticipates that such legislation will likely result in increased competition. These events have resulted in increasing homogeneity in the financial services offered by banks and other financial institutions. Some of the results to banks and other financial institutions of these market dynamics and legislative and regulatory changes have been increased customer awareness of product and service differences among competitors and increased merger activity.

Bancorp's operations are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board") as a bank holding company. The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the OCC's capital guidelines applicable to the Bank. The Bank Holding Company Act of 1956, as amended (the "BHC Act"), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage. In general, bank holding companies and their subsidiaries are only permitted to engage in or acquire direct control of any company engaged in banking or in a business so closely related to banking as to be a proper incident thereto. Federal legislation enacted in 1999 authorizes certain entities to register as financial holding companies. Registered financial holding companies will be permitted to engage in businesses, including securities and investment banking businesses, which are prohibited to bank holding companies. Bancorp cannot predict what effect, if any, the creation of financial holding companies may have on it or its competitive position.

Under the BHC Act, Bancorp is required to file annually with the Federal Reserve Board a report of its operations. Bancorp, the Bank and any other subsidiaries are subject to examination by the Federal Reserve Board. In addition, Bancorp will be required to obtain the prior approval of the Federal Reserve Board to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company. Moreover, Bancorp, the Bank and any other subsidiaries will be prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on issuing any extension of credit to Bancorp or any of its subsidiaries or making any investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. If Bancorp wants to engage in businesses permitted to financial holding companies but not to bank holding companies, it would need to register with the Federal Reserve Board as a financial holding company.

The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that bank holding company's net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the bank holding company's capital needs, asset quality and overall financial condition. The Federal Reserve Board has also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to applicable law, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the bank holding company's bank subsidiary is classified as "undercapitalized."

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

Bancorp is subject to capital adequacy rules and guidelines issued by the OCC, the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"). These substantially identical rules and guidelines require Bancorp to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, the Federal regulatory agencies are required to implement and enforce these rules in a stringent manner. Bancorp is also subject to applicable provisions of Connecticut law insofar as they do not conflict with or are not otherwise preempted by Federal banking law.

Bancorp is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in accordance with the Exchange Act, files periodic reports, proxy statements and other information with the SEC.

The Bank's operations are subject to regulation, supervision and examination by the OCC and the FDIC.

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

In addition to other laws and regulations, Bancorp and the Bank are subject to the Community Reinvestment Act ("CRA"), which requires the Federal bank regulatory agencies, when considering certain applications involving Bancorp or the Bank, to consider Bancorp's and the Bank's record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and over unwarranted geographic differences in lending patterns. Existing banks have sought to comply with CRA in various ways, including the use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements and small business loans. For example, this may include participation in various government insured lending programs, such as Federal Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value ratio conventional mortgage loans with private mortgage insurance. To date, the market area from which the Bank draws much of its business is Stamford and Greenwich , which are characterized by a very diverse ethnic, economic and racial cross-section of the population. As the Bank expands further the market areas served by the Bank will continue to evolve. The Bank has received approval from the OCC to establish a branch office in Norwalk, Connecticut. Like Stamford and Greenwich, Norwalk has a diverse ethnic, economic and racial population. Bancorp and the Bank have not and will not adopt any policies or practices, which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the communities served by the Bank.

Bancorp does not anticipate that compliance with applicable federal and state banking laws will have a material adverse effect on its business or the business of the Bank. Neither Bancorp nor the Bank has any material patents, trademarks, licenses, franchises, concessions and royalty agreements or labor contracts, other than the charter granted to the Bank by the OCC. The Bank has, however, registered the trademark "Patriot" and the corresponding logo with the State of Connecticut Trademark Office. Compliance by Bancorp and the Bank with federal, state and local provisions which have been enacted or adopted regulating or otherwise relating to the discharge of material into the environment is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Bancorp. As of December 31, 2000, the Bancorp had 62 full-time employees and 9 part-time employees. None of the employees of the Bancorp is covered by a collective bargaining agreement. Item 2.

Description of Properties
-------------------------

The Bank leases approximately 12,000 square feet of office space located at 900 Bedford Street, Stamford, Connecticut, which is used for its main office and as the corporate offices of Bancorp. Such space is adequate for Bancorp's and the Bank's current needs. The entire building is being leased by the Bank for a term of ten years, which commenced on September 1, 1994 at an initial annual rent of $108,000, which rent increased by approximately 11%, 10% and 15% in the second, third and fourth years, respectively, and by approximately 8% in the fifth year. Thereafter, rent increases will be based on increases in the consumer price index. The Bank's lease also provides the Bank with a right of first refusal to purchase the building in the event the owner of the property receives an offer to purchase the building from a third party which it wishes to accept, on the same terms and conditions of such offer, subject to the terms of the lease. The Bank currently occupies approximately 75% of the space in the 900 Bedford Street building. The Bank has sublet portions of the remaining space under subleases with each having a maturity which the Bank believes will coincide with its future needs for additional space for its operations. The Bank has entered into subleases covering approximately 3,000 square feet at rents not less than the rent payable by the Bank with month to month terms. The businesses of the subtenants of the Bank include a law practice and a mortgage broker. See also, "Item 12. Certain Relationships and Related Transactions."

The Bank has entered into an agreement for additional parking with a remaining term of three years at an annual rent of $18,000. See also, "Item 12. Certain Relationships and Related Transactions."

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

The Bank sub-leased approximately 200 square feet of office space at 1120 Route 22 East, Suite 5, Bridgewater, New Jersey. The lease commenced on February 19, 1999 at an initial annual rent of $7,560. This lease expired on February 18, 2000, but the Bank continued to occupy the office at a monthly rent of $300 through January 31, 2001.

The Bank has agreed to lease approximately 1,728 square feet of office space at 16 River Street, Norwalk for its proposed branch. The lease will be for five years with a five-year renewal option. The initial annual rent will be $27,648 with annual increases of approximately 2.4%.

All leased properties described above are in good condition.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

During the fourth quarter of 2000, no matter was submitted to a vote of shareholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         --------------------------------------------------------

Market Information
------------------

The Bancorp Common Stock is traded on the NASDAQ Small Cap Market under the Symbol "PNBK." Prior to the effective date of the Reorganization, the Bank Common Stock was traded on the NASDAQ Small Cap Market, also under the symbol "PNBK." On December 31, 2000, the last bid price for the Bancorp Common Stock on NASDAQ Small Cap Market was $7.25.

The following table sets forth the high and low sales price per share of the Bank Common Stock up to December 1, 1999 and for Bancorp Common Stock on and after December 1, 1999 for each quarter of 2000 and 1999 as reported on the NASDAQ Small Cap Market.

         Quarter Ended                High               Low
         -------------                ----               ---

         March 31, 2000              $12.500           $10.500
         June 30, 2000                11.000             8.875
         September 30, 2000            9.063             7.500
         December 31, 2000             8.375             6.000

         March 31, 1999              $10.375            $8.438
         June 30, 1999                 9.750             7.875
         September 30, 1999           10.750             9.125
         December 31, 1999            13.000             9.875

Holders
-------

There were approximately 991 shareholders of record of Bancorp Common Stock as of December 31, 2000.

Dividends
---------

Bancorp has not paid any dividends on the Bancorp Common Stock, and, up to the effective date of the Reorganization, the Bank did not pay any dividends on the Bank Common Stock. Bancorp's ability to pay dividends on the Bancorp Common Stock depends on the Bank's ability to pay dividends to Bancorp. In accordance with OCC rules and regulations, the Bank may pay dividends only if the total amount of all dividends that will be paid, including the proposed dividend, declared by the Bank in any calendar year does not exceed the total of the Bank's retained net income of that year to date, combined with the retained net income of the preceding two years, unless the proposed dividend is approved by the OCC. In addition, the OCC and/or the FDIC may impose further restrictions on dividends. Future dividends depend on many factors, including management's estimates of future earnings and the Bancorp's need for capital.

Recent Sales of Unregistered Securities
---------------------------------------

During the fourth quarter of 2000 Bancorp did not have any sales of unregistered securities.

Patriot National Bancorp, Inc.

Financial Highlights
                                 ---------------------------------------------------------------------------------
                                      2000             1999              1998             1997            1996
                                 ---------------------------------------------------------------------------------

Operating Data
--------------

Interest and dividend income     $ 14,694,135     $  9,732,719     $  6,765,283     $  5,130,009     $  3,940,490
Interest expense ...........        8,017,615        4,739,921        3,074,518        2,347,644        1,723,052
Net interest income ........        6,676,520        4,992,798        3,690,765        2,782,365        2,217,438
Provision for loan losses ..          325,900          553,000          104,000          248,000          191,747
Non-interest income ........        2,685,296        1,221,329          373,808          268,822          281,927
Non interest expense .......        7,693,345        5,245,986        3,420,185        2,706,871        2,078,299
Net income .................          767,171          348,641          626,488          310,416          299,919
Basic income per share .....             0.34             0.17             0.48             0.25             0.25
Diluted income per share ...             0.33             0.16             0.47             0.25             0.24

Balance Sheet Data

Cash and due from banks ....        3,565,071        2,685,031        1,867,353        1,532,055        1,389,183
Federal funds sold .........       29,500,000       18,900,000       27,700,000       17,000,000       12,000,000
Short term investments .....             --         10,976,264             --               --               --
Investment securities ......       34,073,832       33,003,494       13,562,730        9,943,046        6,993,184
Loans, net .................      126,411,265      107,769,911       57,052,618       44,358,069       31,486,942
Goodwill, net ..............        1,054,027        1,177,948             --               --               --
Assets .....................      197,628,127      177,194,697      102,327,631       75,073,200       53,551,217
Total deposits .............      179,666,098      162,746,354       89,309,139       68,592,231       47,546,737
Total shareholders' equity .       16,427,436       13,236,088       12,097,283        5,480,548        5,072,975

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

     (a)  Plan of Operation

Not applicable since the Bancorp, as successor to the Bank has had revenues from operations in each of the last two fiscal years.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary
-------

Several milestones were achieved during 2000 as Bancorp reported record earnings of $767,000 ($.34 basic income per share and $.33 diluted income per share) compared to $349,000 ($.17 basic income per share and $.16 diluted income per share) for the prior year. Total assets also ended the year at a record high of $197.6 million, an increase of $20.4 million from December 31, 1999.

Average earning assets were $53.0 million higher in 2000, which resulted in an increase in the net interest margin of $1.7 million to $6.7 million for the year ended December 31, 2000 which was the result of the following factors. The impact of rising interest rates on the variable rate loan portfolio and Federal Funds Sold served to increase interest income by $5.0 million. The overall impact on the net interest margin was negated somewhat by the reliance on higher average volume of certificates of deposit and an increase in volume on new, high rate, transaction accounts to fund the growth in interest earning assets.

Total assets increased by 11.5% during the year as total loans increased from $107.8 million at December 31, 1999 to $126.4 million at December 31, 2000. Construction loans increased by $9.1 million and home equity loans increased $6.8 million. Loan growth was funded primarily through the growth in deposits as total deposits increased $16.9 million to $179.7 million at December 31, 2000. Interest bearing deposits increased $12.7 million, or 8.4%, and non-interest bearing deposits increased $4.3 million, or 33.8%.

Additional asset growth was realized through the issuance of 236,089 shares of common stock in a private placement offering that increased capital by $2,134,655. Bancorp's shareholders approved the private placement offering of up to $5,000,000 of common stock on June 14, 2000.

FINANCIAL CONDITION
-------------------

Assets
------

Bancorp's total assets increased $20.4 million from $177.2 million at December 31, 1999 to $197.6 million at December 31, 2000. The growth in total assets was funded by deposit growth of $16.9 million and $2.1 million of additional capital through the sale of common stock in a private placement.

Investments
-----------

The available for sale portfolio increased $723,000 to $20.7 million due to $442,000 of unrealized holding gains, the purchase of $4.0 million of tax-advantaged preferred stock, net of principal payments of $3.2 million on mortgage-backed securities and the maturity of $550,000 in U.S. Treasury Securities

There were no purchases or maturities in the held to maturity portfolio in 2000.

During 2000, Bancorp purchased, net of redemptions, $65,000 in Federal Reserve Bank stock and $287,000 in Federal Home Loan Bank of Boston stock. Federal Reserve stock was purchased to comply with Federal Reserve regulations. Federal Home Loan Bank of Boston stock was purchased as a membership requirement. The Bank became a member of the Federal Home Loan Bank of Boston to provide additional sources of liquidity.

The following table presents the maturity distribution of investment securities at December 31, 2000 and the weighted average yield of such securities. The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

                                                       Over One      Over Five                                             Weighted
                                        One year        Through       through    Over Ten                                   Average
                                        or less       Five years     Ten Years     Years      No Maturity       Total        Yield
                                     -----------------------------------------------------------------------------------------------

Available For Sale

Mortgage backed securities .......          --             --             --           --      $14,110,790    $14,110,790     6.56%
U.S. Government obligations ......   $   499,290           --             --           --             --          499,290     4.50%
Marketable equity securities .....          --             --             --           --        6,078,290      6,078,290     5.29%
                                     -----------------------------------------------------------------------------------------------
                        Total ....   $   499,290           --             --           --      $20,189,080    $20,688,370     6.14%
                                     ===============================================================================================
       Weighted average yield.....          4.50%          --             --           --             6.18%          6.14%     --
                                     ===============================================================================================


Held to maturity

U.S. Government obligations ......   $   499,836           --             --           --             --      $   499,836     5.52%
Corporate bonds ..................          --      $ 8,826,302    $ 2,011,397  $   960,523           --       11,798,222     6.68%
                                     -----------------------------------------------------------------------------------------------
                        Total ....   $   499,836    $ 8,826,302    $ 2,011,397  $   960,523           --      $12,298,058     6.63%
                                     ===============================================================================================
       Weighted average yield ....          5.52%          6.68%          6.41%        7.31%          --             6.63%     --
                                     ===============================================================================================

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders' equity at December 31, 2000.


                                                      Amortized        Fair
                                                         Cost          Value
--------------------------------------------------------------------------------

Franklin U. S. Government Fund ...................   $ 2,032,067   $ 1,970,996
U. S. Government agency mortgage backed securities    14,110,790    14,191,090

Loans
-----

Bancorp's net loan portfolio increased $18.6 million from $107.8 million at December 31, 1999 to $126.4 million at December 31, 2000. Loan growth was funded through the growth in certificates of deposit and interest sensitive transaction accounts and the sale of common stock in a private placement. At December 31, 2000, the net loan to deposit ratio was 70.36% and the net loan to asset ratio was 63.96%. At December 31, 1999, the net loan to deposit ratio was 66.22%, and the net loan to asset ratio was 60.82%.

During 2000, the Federal Reserve Bank increased the federal funds rate and discount rate. Subsequently, most banks increased their prime-lending rate. Despite rising interest rates, loan activity was strong in construction loans, home equity lines of credit, and commercial real estate loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

The following table presents the maturities of loans in Bancorp's portfolio at December 31, 2000, by type of loan:

                                            Due after
                                 Due in      one year
                                 one year    through       Due after
  (thousands of dollars)         or less    five years    five years     Total
--------------------------------------------------------------------------------

Commercial real estate......    $ 11,509     $ 45,321     $  3,979     $ 60,809
Residential real estate ....          88        1,454        3,500        5,042
Construction loans .........      16,142        6,738            0       22,880
Commercial loans ...........       3,755        4,172        1,403        9,330
Consumer installment .......       1,338          309            5        1,652
Consumer home equity .......         167          442       27,949       28,558
                                ------------------------------------------------
Total ......................    $ 32,999     $ 58,436     $ 36,836      128,271
                                ================================================

Fixed rate loans ...........    $  5,907     $ 35,658     $  2,504     $ 44,069
Variable rate loans ........      27,092       22,778       34,332       84,202
                                ------------------------------------------------
Total ......................    $ 32,999     $ 58,436     $ 36,836     $128,271
                                ================================================

The following table presents loan concentrations at December 31, 2000:

         Category                    Percentage    Dollars Outstanding
         -------------------------------------------------------------
                                                 (Thousands of dollars)

         Construction                  17.91%           $22,970
         Retail Store                   2.99%           $ 3,839
         Restaurant                     2.75%           $ 3,528
         Limousine Service              2.49%           $ 3,193


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

Based upon this evaluation, management believes the allowance for loan losses of $1.6 million , at December 31, 2000 , which represents 1.28% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans which may become uncollectible. At December 31, 1999, the allowance for loan losses was $1.4 million or 1.24% of gross loans outstanding.

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

Analysis of Allowance for Loan Losses
-------------------------------------

                                                  2000              1999
         -----------------------------------------------------------------
         (Thousands of dollars)

         Balance at beginning of period          $  1,360              $785
                                                 ---------------------------
         Charge-offs                                  (44)              (19)
         Recoveries                                     3                41
                                                 ---------------------------
         Net  (charge-offs) recoveries                (41)               22
                                                 ---------------------------
         Additions charged to operations              326               553
                                                 ---------------------------
         Balance at end of period                  $1,645            $1,360
                                                 ===========================

         Ratio of net (charge-offs) recoveries
         during the period to average loans
         outstanding during the period             (0.03%)            0.03%
                                                   =======            =====


Allocation of the Allowance for Loan Losses
-------------------------------------------

                                                        Percent of loans in each
Balance at end of each                 Amounts           category to total loans
period applicable to               2000       1999           2000        1999
--------------------------------------------------------------------------------
(Thousands of dollars)
Real Estate:
  Commercial ................      $700       $622          44.67%       49.65%
  Construction ..............       270        154          17.91%       12.69%
  Residential ...............        34         76           3.93%        6.22%
 Commercial .................       185         79          10.01%       10.14%
 Consumer Installment .......        12         12           1.29%        1.45%
 Consumer Home Equity .......       312        267          22.19%       19.85%
 Unallocated ................       132        150           N/A          N/A
                                 -----------------------------------------------
                                 $1,645     $1,360         100.00%      100.00%
                                 ===============================================

Non-Accrual, Past Due and Restructured Loans
--------------------------------------------

The following table presents non-accrual and past due loans at December 31, 2000 and 1999.

                                  2000            1999
------------------------------------------------------
(Thousands of dollars)

Loans delinquent over 90
    days still accruing            $    504          $  475
Non-accruing loans                    1,762              91
                                     ----------------------
                                     $2,266          $  566
                                     ======================

% of  Total  Loans                    1.77%            .52%
% of  Total Assets                    1.15%            .32%

Additional income on non-accrual
  loans if recognized on an
  accrual basis                    $115,010          $8,911


There were no loans in either 2000 or 1999 considered as "troubled debt restructurings."

Potential Problem Loans
-----------------------

The $1.8 million of non accruing loans at December 31, 2000 consists of a total of 4 loans and does not represent a negative collectibility trend in the portfolio. One of the loans, in the amount of $44,000, has been paid off in full subsequent to year end. The largest loan, in the amount of $1.3 million, is a residential real estate loan that Bancorp believes is well secured. Foreclosure proceedings have commenced and Bancorp does not anticipate incurring any losses on this loan.

At December 31, 2000, Bancorp had no loans other than those described above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits
--------

Total deposits increased $16.9 million to $179.7 million at December 31, 2000. Interest bearing deposits, primarily new, high interest rate, NOW accounts, increased $12.7 million to $162.8 million, and non-interest bearing deposits increased $4.3 million to $16.9 million at December 31, 2000. The Bank continues to offer attractive interest rates in the very competitive Fairfield County marketplace in order to fund loan growth.

As of December 31, 2000, the Bank's maturities of time deposits were:

                                     $100,000 or     Less than
----------------------------------------------------------------------------
                                      greater        $100,000        Totals
(Thousands of dollars)

Three months or less ...........      $ 19,461       $ 42,331       $ 61,791
Three to six months ............         5,474         13,425         18,899
Six months to one year .........         4,879          9,056         13,935
Over one year ..................         2,059          6,429          8,489
                                      --------       --------       --------

                                      $ 31,873       $ 71,241       $103,114
                                      ========       ========       ========

Other
-----

The increase in accrued interest receivable is due to higher outstanding average earning assets.

The increase in accrued expenses and other liabilities represents an increase in income taxes payable resulting from higher earnings and the complete utilization of net operating loss carry forwards in 1999.

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding yields earned and rates paid.

                                                     Distribution of Assets, Liabilities and Shareholders' Equity
                                                  Interest Rates and Interest Differential and Rate Volume analysis
                                                                      (thousands of dollars) (1)

                                                2000                                                  1999
                                 ---------------------------------      ------------------------------------------------------------
                                                                                                    Fluctuations in interest
                                               Interest                              Interest           Income/Expense(3)
                                    Average     Income/     Average       Average    Income/   Average  Due to Change in:
                                    Balance     Expense      Rate         Balance    Expense    Rate    Volume      Rate     Total
                                 ----------------------------------      -----------------------------------------------------------

Interest Earning Assets:
Loans (2)                         $ 122,415$   $11,304       9.23%      $  79,523    $7,277     9.15%   $3,962     $  65     $4,027
Short term investments                 --         --          --             2,108      139     6.59%    (139)         0       (139)
Investments (4)                      33,822      2,152       6.36%         25,231     1,513     6.00%     543         96        639
Federal funds sold                   19,639      1,238       6.30%         15,955       804     5.04%     209        225        434
                                   --------------------------------      -----------------------------------------------------------
Total interest earning assets       175,876     14,694       8.35%        122,817     9,733     7.92%    4,575       386      4,961
                                   --------------------------------      -----------------------------------------------------------

Cash and due from banks               3,566                                 3,349
Premises and equipment, net             985                                   897
Allowance for loan losses           (1,527)                                 (991)
Other                                 2,686                                 2,197
                                  ---------                             ---------
Total Assets                      $ 181,586                             $ 128,269
                                  =========                             =========


Interest Bearing Liabilities:
Time certificates                 $  97,851$    $5,804       5.93%      $  58,445    $3,037     5.20%   $2,291     $ 476     $2,767
Savings deposits                     33,179      1,323       3.99%         34,132     1,346     3.94%      (57)       34        (23)
Money Market Deposits                   872         24       2.71%          1,398        55     3.93%      (24)       (7)       (31)
NOW accounts                         10,057        217       2.16%          9,957       217     2.18%        3        (3)         0
Super NOW Accounts                    9,136        537       5.88%           _          _        _         537         0        537
Federal Funds Purchased                  19          1       5.26%           _          _        _           1         0          1
Collateralized borrowings               401         40       9.98%             14         2    14.29%       39        (1)        38
Capital lease obligation                516         71      13.76%            604        83    13.74%      (11)       (1)       (12)
                                  --------------------------------      ------------------------------------------------------------
Total Interest Bearing
  Liabilities                       152,031      8,017       5.27%        104,550     4,740     4.53%    2,779       498      3,277
                                  --------------------------------      ------------------------------------------------------------

Demand deposits                      14,068                                10,240
Accrued expenses and
 other liabilities                      738                                   414
Shareholders' equity                 14,749                                13,065
                                  ---------                             ---------
Total liabilities and equity      $ 181,586                             $ 128,269
                                  =========                             =========

Net interest income                             $6,677                               $4,993             $1,796     $(112)    $1,684
                                                =======                              ======            =============================
Interest margin                                              3.80%                              4.07%
                                                            ======                             ======
Interest spread                                              3.08%                              3.39%
                                                            ======                             ======


(1) The rate volume analysis reflects the changes in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to volume includes changes in interest attributable to mix.
(2)  Includes non-accruing loans.
(3)  favorable/(unfavorable) fluctuations.
(4) Yields are calculated at historical cost and excludes the effect of unrealized gain or (loss) on available for sale securities.

RESULTS OF OPERATIONS

For the year ended December 31, 2000, Bancorp earned $767,000 ($0.34 basic income per share and $0.33 diluted income per share) as compared to 1999 when Bancorp earned $349,000 ($0.17 basic income per share and $0.16 diluted income per share). Interest income increased $5.0 million to $14.7 million in 2000 as compared to 1999 when interest income was $9.7 million. Non-interest income increased $1.5 million to $2.7 million for 2000, primarily due to the first full year of mortgage brokerage related fees generated by Pinnacle, which the Bank acquired in June 1999. Interest expense increased $3.3 million to $8.0 million in 2000 compared to $4.7 million in 1999, due to the growth in average outstanding deposits, primarily new, high interest now accounts, and higher average volume of certificates of deposit. Non-interest expenses for 2000 totaled $7.7 million which represents an increase of $2.5 million over the prior year . The higher operating costs were primarily the result of the impact of Pinnacle and the Old Greenwich Branch that were included in operations in 2000 for the full year, but were only in 1999 for a portion of the year.

The following are measurements of Bancorp's earnings in relation to assets, equity and earnings per share. These ratios present Bancorp's historical results for 2000 and 1999:

                                              2000         1999
-----------------------------------------------------------------

Return on average assets                      .42%           .27%
Return on average equity                     5.20%          2.67%
Average equity to average assets             8.12%         10.19%
Basic income per share                      $0.34         $ 0.17
Diluted income per share                    $0.33         $ 0.16



Interest income and expense
---------------------------

Bancorp's net interest margin increased $1.7 million, or 34.0%, to $6.7 million in 2000 from $5.0 million in 1999. Based upon an increase in average earning assets of $51.5 million, or 43.2%, and higher short term interest rates, Bancorp's interest income increased 51.0% from $9.7 million in 1999 to $14.7 million in 2000. Average loans outstanding increased $42.9 million led by growth in construction and commercial real estate lending which reflects the strength of the local real estate market. A 23.7% increase in average investments outstanding, coupled with a 6.0% increase in investment yields, accounted for the $500,000 increase in interest and dividends on investments in 2000. Rising short-term interest rates helped to increase the yield on Federal Funds Sold by 126 basis points, as the interest on Federal Funds Sold increased by $4,434,000, or 54.0%. Total average interest bearing liabilities increased by $47.5 million, as average certificates of deposit increased by $39.4 million and average Super Now Accounts generated $9.1 million of the increase. Interest expense increased from $4.7 million in 1999 to $8.0 million in 2000. Interest on certificates of deposit increased by $2.8 million resulting from the higher average outstanding balances and an increase in the cost of funds for that portfolio from 5.2% in 1999 to 5.9% in 2000. The Super NOW Account, which is a high interest rate transaction account, was responsible for $537,000 of the increase in interest expense based upon an average outstanding balance of $9.1 million.

Non-interest income
-------------------

Non-interest income increased $1.5 million from $1.2 million in 1999 to $2.7 million in 2000. The increase is due to mortgage brokerage related fees from Pinnacle, which was acquired in June 1999 and is included in a full year of operations for 2000.

Non-interest expenses
---------------------

Non-interest expenses increased $2.5 million in 2000 from $5.2 million in 1999 to $7.7 million in 2000. Bancorp acquired Pinnacle in June 1999 and opened the Old Greenwich branch in September 1999. Much of the increase in non-interest expenses for 2000 is attributable to these two operating units that are included for a full year in 2000 but only had an impact on operations for a portion of 1999. Salaries and benefits increased $1,576,000 due to higher staffing levels which impacted salaries, payroll taxes and health care costs. Commissions paid to mortgage originators, which is related to the increased mortgage revenue included in non-interest income, increased $522,000 to $692,000 in 2000. Data processing and other outside services consisting of service bureau fees, item processing costs and data processing consultants increased $342,000 due to the overall growth in account activity and the physical expansion of Bancorp. Professional services increased 39% due to higher legal expenses relating to the private placement and various regulatory matters. Regulatory assessments increased $45,000 and insurance increased $46,000 due to the growth in Bancorp. Occupancy and equipment increased $260,000 and other operating expenses increased $146,000 primarily due to Pinnacle and the Old Greenwich branch, including an additional $66,000 of goodwill amortization to cover the full year. Advertising decreased 9.0% due to fewer promotional campaigns in 2000. Printing and supplies decreased 13.0% due to improved ordering techniques resulting from a centralized purchasing function. Director fees and expenses decreased $32,000 due to fewer committee meetings and a reduction in outside programs.

The provision for income taxes of $575,000 in 2000 and $67,000 for 1999 represents the tax expense recognized for both federal and state income tax, net of the tax benefit recognized from the remaining net operating loss carryforwards utilized in 1999.

Management believes that additional branch offices will contribute to the future growth and earnings of Bancorp. While the opening of these new branches will result in increased operating expenses, the openings will be strategically planned to maintain profitable operations.

Management regularly reviews loan and deposit rates and attempts to price its products competitively. With the assistance of its investment advisors, Bancorp tracks its mix of asset/liability maturities and strives to maintain a reasonable match. Performance ratios are reviewed monthly by management and the Board and are used to set strategies.

LIQUIDITY
---------

Bancorp's liquidity position was 27.5% and 29.7% at December 31, 2000 and 1999, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheets are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments, available-for-sale securities and held-to-maturity securities maturing in one year or less. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated cash requirements.

CAPITAL
-------

The following table illustrates Bancorp's regulatory capital ratios:

                                Dec. 31, 2000            Dec. 31,1999
                                -------------            ------------

Leverage Capital                    7.73%                    7.21%
Tier 1 Risk-Based Capital          10.01%                    8.91%
Total Risk-Based Capital           11.10%                    9.90%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, Bancorp believes that it is considered to be "well capitalized" under applicable regulations. To be considered "well-capitalized," an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

MARKET RISK
-----------

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Based upon the nature of the Company's business, market risk is primarily limited to interest rate risk, which is the impact that changing interest rates have on current and future earnings.

The Company's goal is to maximize long term profitability while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price the Company's assets and liabilities to maintain an acceptable interest rate spread while reducing the net effect of changes in interest rates. In order to accomplish this, the focus is on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable rate loans for the portfolio and purchase short term investments to offset the ever-increasing short term re-pricing of the liability side of the balance sheet. In fact, a number of the interest bearing deposit products have no contractual maturity. Customers may withdraw funds from their accounts at any time and deposit balances may therefore run off unexpectedly due to changing market conditions.

The exposure to interest rate risk is monitored by the Asset and Liability Management Committee ("ALCO") consisting of senior management personnel. The committee reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. ALCO reports to the Board of Directors on a monthly basis regarding the status of ALCO activities within the Company.

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

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995
------------------------------------------------------------------------------

Certain statements contained in Bancorp's public reports, including this report, and in particular in this "Management's Discussion and Analysis or Plan of Operation", may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effect of Bancorp's opening of branches, and (8) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in the Bancorp's filings with the SEC.

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

ITEM 7.  FINANCIAL STATEMENTS

The consolidated balance sheets of Bancorp as of December 31, 2000 and December 31, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2000 and December 31, 1999, together with the report thereon of McGladrey & Pullen, LLP dated February 16, 2001, are included as part of this Form 10-KSB in the "Financial Report" following page 26 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ---------------------------------------------------------------

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          -------------------------------------------------------------

The information required by Items 401 and 405 of Regulation S-B is incorporated into this Form 10-KSB by reference to Bancorp's definitive proxy statement (the "Definitive Proxy Statement") for its 2001 Annual Meeting of Shareholders.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

The information required by Item 402 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The information required by Item 403 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information required by Item 404 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

13.  EXHIBITS AND REPORTS ON FORM 8-K
     --------------------------------

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

3(ii) By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(a)(1) Form of 1994 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10(a)(1) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(a)(2) Form of 1998 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10(a)(2) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(a)(3) Lease dated February 1, 1995 between 999 Bedford Street Corporation and the Bank (incorporated by reference to Exhibit 10(a)(3) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

10(a)(4) Employment Agreement, dated as of October 23, 2000, as amended by a First Amendment, dated as of March 21, 2001, among the Bank, Bancorp and Charles F.Howell.

10(c)          1999 Stock Option Plan of the Bank  (incorporated by reference to
               Exhibit 10(c) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

21 Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599))

(b)      Reports on Form 8-K

The issuer filed no reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Patriot National Bancorp, Inc.
                                   (Registrant)


                                   By: /s/ ANGELO DeCARO
                                      --------------------------
                                      Name: Angelo DeCaro
                                      Title: President & Chief Executive Officer

Date:  March  29, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ ANGELO DeCARO                                                 March 29, 2001
----------------------------------                                --------------
Angelo DeCaro, President, Chief Executive                         Date
Officer and Director

/s/ R.F. O'CONNELL                                                March 29, 2001
----------------------------------                                --------------
Robert F. O'Connell                                               Date
Executive Vice President and
Chief Financial Officer

/s/ HERBERT A. BREGMAN                                            March 29, 2001
----------------------------------                                --------------
Herbert A. Bregman                                                Date
Director

/s/ FRED A. DeCARO, JR.                                           March 29, 2001
----------------------------------                                --------------
Fred A. DeCaro, Jr.                                               Date
Director


/s/                                                               March 29, 2001
----------------------------------                                --------------
John A. Geoghegan                                                 Date
Director

Form 10 KSB - Signatures continued


/s/ L. MORRIS GLUCKSMAN                                           March 29, 2001
----------------------------------                                --------------
L. Morris Glucksman                                               Date
Director


/s/ CHARLES F. HOWELL                                             March 29, 2001
----------------------------------                                --------------
Charles F. Howell                                                 Date
Director


/s/ MICHAEL INTRIERI                                              March 29, 2001
----------------------------------                                --------------
Michael Intrieri                                                  Date
Director


/s/                                                               March 29, 2001
----------------------------------                                --------------
Richard Naclerio                                                  Date
Director


/s/                                                               March 29, 2001
----------------------------------                                --------------
Salvatore Trovato                                                 Date
Director


/s/ P.W. WOLFORD                                                  March 29, 2001
----------------------------------                                --------------
Phil Wolford                                                      Date
Director

                         PATRIOT NATIONAL BANCORP, INC.

                                Financial Report

                           December 31, 2000 and 1999

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
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
Patriot National Bancorp, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ McGLADREY & PULLEN LLP

New Haven, Connecticut
February 16, 2001


PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999
-------------------------------------------------------------------------------------------------------

                                                                               2000            1999
                                                                        -------------------------------
ASSETS
Cash and due from banks (Note 2) ....................................    $   3,565,071    $   2,685,031
Federal funds sold ..................................................       29,500,000       18,900,000
Short-term investments - commercial paper
                                                                                  --         10,976,264
                                                                         -------------    -------------
           Cash and cash equivalents ................................       33,065,071       32,561,295

Available for sale securities (at fair value) (Note 3) ..............       20,706,974       19,984,309
Held to maturity securities (fair value:  2000 $11,974,862;
   1999 $11,906,293) (Note 4) .......................................       12,298,058       12,301,485
Federal Reserve Bank stock ..........................................          475,200          410,700
Federal Home Loan Bank stock (Note 8) ...............................          593,600          307,000
Loans receivable (net of allowance for loan losses:  2000 $1,644,817;
   1999 $1,360,183) (Note 5) ........................................      126,411,265      107,769,911
Accrued interest receivable .........................................        1,228,920          980,777
Premises and equipment, net (Notes 6 and 9) .........................          898,754          959,651
Deferred tax asset, net (Note 10) ...................................          651,228          562,928
Goodwill (net of accumulated amortization:  2000 $182,101;
   1999 $58,180) ....................................................        1,054,027        1,177,948
Other assets ........................................................          245,030          178,693
                                                                         -------------    -------------
           Total assets .............................................    $ 197,628,127    $ 177,194,697
                                                                         =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits (Note 7):

     Noninterest bearing deposits ...................................    $  16,899,057    $  12,630,926
     Interest bearing deposits ......................................      162,767,041      150,115,428
                                                                         -------------    -------------
           Total deposits ...........................................      179,666,098      162,746,354

   Capital lease obligation (Note 9) ................................          470,826          563,687
   Collateralized borrowings ........................................          474,444          325,000
   Accrued expenses and other liabilities ...........................          589,323          323,568
                                                                         -------------    -------------
           Total liabilities ........................................      181,200,691      163,958,609
                                                                         -------------    -------------

Commitments and contingencies (Notes 9, 11, and 13)

Shareholders' equity (Notes 11 and 14)
   Common stock, $2 par value; 5,333,333 shares authorized; shares
      issued and outstanding: 2000 2,400,375; 1999 2,160,952 ........        4,800,750        4,321,904
Additional paid-in capital ..........................................       11,483,770        9,807,957
   Retained earnings ................................................          131,840         (635,331)
   Accumulated other comprehensive income - net unrealized
     gain (loss) on available for sale securities ...................           11,076         (258,442)
                                                                         -------------    -------------
           Total shareholders' equity ...............................       16,427,436       13,236,088
                                                                         -------------    -------------
           Total liabilities and shareholders' equity ...............    $ 197,628,127    $ 177,194,697
                                                                         =============    =============

See Notes to Consolidated Financial Statements.


PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------------------
                                                                      2000           1999
                                                                 ---------------------------
Interest and Dividend Income
   Interest and fees on loans ................................    $11,303,915    $ 7,276,659
   Interest and dividends on investment securities ...........      2,151,724      1,651,565
   Interest on federal funds sold ............................      1,238,496        804,495
                                                                  -----------    -----------
           Total interest and dividend income ................     14,694,135      9,732,719
                                                                  -----------    -----------
Interest Expense
   Interest on deposits (Note 7) .............................      7,906,017      4,654,515
   Interest on capital lease obligation                                71,140         83,082
   Interest expense on collateralized borrowings                       40,458          2,324
                                                                  -----------    -----------
           Total interest expense ............................      8,017,615      4,739,921
                                                                  -----------    -----------
           Net interest income ...............................      6,676,520      4,992,798

Provision for Loan Losses (Note 5) ...........................        325,900        553,000
                                                                  -----------    -----------
           Net interest income after provision for loan losses      6,350,620      4,439,798
                                                                  -----------    -----------
Noninterest Income
   Mortgage brokerage referral fees ..........................      2,103,114        933,074
   Fees and service charges ..................................        239,164        162,534
   Gains and origination fees from loans sold                          61,014         48,841
   Other income ..............................................        282,004         76,880
                                                                  -----------    -----------
           Total noninterest income ..........................      2,685,296      1,221,329
                                                                  -----------    -----------
Noninterest Expenses
   Salaries and benefits .....................................      4,275,275      2,699,266
   Occupancy and equipment expense, net ......................        861,341        601,309
   Data processing and other outside services ................        588,089        245,645
   Professional services .....................................        430,696        309,605
   Advertising and promotional expenses ......................        325,124        357,323
   Forms, printing and supplies ..............................        164,785        189,512
   Regulatory assessments                                              96,867         51,800
   Insurance                                                           79,314         33,603
   Directors fees and expenses                                         65,372         97,734
   Other operating expenses ..................................        806,482        660,189
                                                                  -----------    -----------
           Total noninterest expenses ........................      7,693,345      5,245,986
                                                                  -----------    -----------

           Income before income taxes ........................      1,342,571        415,141

Provision for Income Taxes (Note 10) .........................        575,400         66,500
                                                                  -----------    -----------
           Net income ........................................    $   767,171    $   348,641
                                                                  ===========    ===========
           Basic income per share (Note 11) ..................    $      0.34           0.17
                                                                  ===========    ===========
           Diluted income per share (Note 11) ................    $      0.33           0.16
                                                                  ===========    ===========

See Notes to Consolidated Financial Statements.


PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2000 and 1999
---------------------------------------------------------------------------------------------------------------------

                                                                                         Accumulated
                                                          Additional                        Other
                                Number of     Common       Paid-in        Retained      Comprehensive
                                 Shares        Stock       Capital        Earnings         Income           Total
                               --------------------------------------------------------------------------------------

Balance, December 31, 1998      1,996,931    $3,993,862    $9,047,262    $ (983,972)    $   40,131       $ 12,097,283
                                                                                                         ------------
Comprehensive income

   Net income                       -             -             -           348,641            -              348,641
   Unrealized holding loss
     on available for sale
     securities, net of
     taxes (Note 16)                -             -             -              -          (298,573)          (298,573)
                                                                                                         ------------
         Total comprehensive
         income                                                                                                50,068
                                                                                                         ------------

Issuance of common stock
(Note 11)                         164,021       328,042       760,695          -               -            1,088,737
                               --------------------------------------------------------------------------------------

Balance, December 31, 1999      2,160,952     4,321,904     9,807,957      (635,331)      (258,442)        13,236,088

Comprehensive income
   Net income                       -             -             -           767,171            -              767,171
   Unrealized holding gain on
     available for sale
     securities, net of taxes
     (Note 16)                      -             -             -              -           269,518            269,518
                                                                                                         ------------
         Total comprehensive
         income                                                                                             1,036,689
                                                                                                         ------------
Issuance of common stock
(Note 11)                         239,423       478,846     1,675,813          -               -            2,154,659
                               --------------------------------------------------------------------------------------

Balance, December 31, 2000      2,400,375  $  4,800,750   $11,483,770    $  131,840     $   11,076       $ 16,427,436
                               ======================================================================================

See Notes to Consolidated Financial Statements.


PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 1999
----------------------------------------------------------------------------------------------

                                                                       2000             1999
                                                                 -----------------------------

Cash Flows from Operating Activities
   Net income ...............................................    $    767,171     $    348,641
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization and accretion of investment discounts and
         premiums, net ......................................         (10,958)          17,244
       Gains on sales of investments ........................            --             (4,378)
       Originations of loans held for sale ..................     (15,087,035)      (2,014,950)
       Proceeds from sales of loans held for sale ...........      15,087,035        2,033,235
       Gains on sales of loans ..............................            --            (18,285)
       Provision for loan losses ............................         325,900          553,000
       Gain on sale of other real estate owned ..............            --            (32,238)
       Depreciation and amortization ........................         418,149          282,954
       Loss on disposal of bank premises and equipment ......             165            1,439
       Deferred income taxes ................................        (260,708)         (18,000)
       Consulting fees paid by issuance of common stock .....            --             27,035
       Directors fees paid by issuance of common stock ......            --             48,232
       Changes in assets and liabilities:
         Decrease (increase) in deferred loan fees ..........          11,956          (59,034)
         Increase in accrued interest receivable ............        (248,143)        (393,044)
         (Increase) decrease in other assets ................         (66,337)          76,527
         Increase in accrued expenses and other liabilities .         265,755           66,936
                                                                  ------------     -----------
           Net cash provided by operating activities ........       1,202,950          915,314
                                                                  ------------     -----------

Cash Flows from Investing Activities
   Purchases of available for sale securities ...............      (4,046,225)     (18,870,640)
   Proceeds from sales of available for sale securities .....            --          5,771,438
   Proceeds from maturities of available for sale securities          550,000        1,050,000
   Principal repayments on available for sale securities ....       3,229,871        1,049,086
   Purchases of held to maturity securities .................            --         (8,966,022)
   Proceeds from maturities of held to maturity securities ..            --            500,000
   Purchase of Federal Reserve Bank stock, net of redemptions         (64,500)        (170,700)
   Purchase of Federal Home Loan Bank stock .................        (286,600)        (307,000)


PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
Years Ended December 31, 2000 and 1999
------------------------------------------------------------------------------------------------------------------


                                                                                        2000             1999
                                                                                   -------------------------------

Cash Flows from Financing Activities
   Net increase in demand, savings and money market deposits ...................    $ 17,732,024     $  7,108,932
   Net (decrease) increase in time certificates of deposit .....................        (812,280)      66,328,283
   Principal payments on capital lease obligation ..............................         (92,861)         (80,918)
   Net increase in collateralized borrowings ...................................         149,444          325,000
   Proceeds from issuance of common stock ......................................       2,154,659           13,096
                                                                                    -----------------------------
           Net cash provided by financing activities ...........................      19,130,986       73,694,393
                                                                                    -----------------------------
           Net increase in cash and cash equivalents ...........................         503,776        2,993,942

Cash and cash equivalents
   Beginning ...................................................................      32,561,295       29,567,353
                                                                                    -----------------------------
   Ending ......................................................................    $ 33,065,071     $ 32,561,295
                                                                                    =============================
Supplemental Disclosures of Cash Flow Information
     Cash paid during the year for:
     Interest ..................................................................    $  7,977,157     $  4,739,921
                                                                                    =============================
     Income taxes ..............................................................    $    773,440     $     98,000
                                                                                    =============================

Supplemental Disclosure of Noncash Investing and Financing
   Activities
     Unrealized holding gains (losses) on available for sale
       securities arising during the period ....................................    $    441,926     $   (490,208)
                                                                                    =============================

     Accrued prior year director fees settled in common stock ..................    $       --       $     19,965
                                                                                    =============================

     Purchase of Mortgage Company (Note 18)
       Purchase price ..........................................................    $       --       $  1,130,409
       Direct acquisition costs ................................................            --            105,719
                                                                                    -----------------------------
                                                                                    $       --       $  1,236,128
                                                                                    =============================

       Fair Value of Assets Acquired:
         Goodwill ..............................................................    $       --       $  1,236,128
                                                                                    =============================

       Source of Funds:
         Cash ..................................................................            --       $    255,719
         Issuance of common stock ..............................................    $       --            980,409
                                                                                    -----------------------------
                                                                                    $       --       $  1,236,128
                                                                                    =============================

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
--------------------------------------------------------------------------------
Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Patriot National Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company that was organized in 1999. On December 1, 1999, all the issued and outstanding shares of Patriot National Bank, (the "Bank") were converted into Company common stock and the Bank became a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut and two branch offices in Greenwich, Connecticut. The
Bank's customers are concentrated in Fairfield County, Connecticut and Westchester County, New York. The Bank also conducts mortgage brokerage operations in Connecticut, New York and New Jersey through its mortgage brokerage division, Pinnacle Financial (see Note 18).

Principles of consolidation and basis of financial statement presentation
--------------------------------------------------------------------------

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

December 31, 2000 and 1999

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

December 31, 2000 and 1999

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

Allowance for loan losses
-------------------------

The allowance for loan losses, a material estimate susceptible to significant change in the near-term, is established as losses are estimated to have occurred through a provision for losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management's judgment in determining the adequacy of the

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------



allowance is inherently subjective and is based on the evaluation of individual loans, the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of specific loans and other relevant factors. Loans, including impaired loans, are charged against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains appraisals for significant properties, when considered necessary.

The Company's real estate loans are collateralized by real estate located principally in Connecticut and New York, and accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in real estate market conditions.

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

Interest and fees on loans
--------------------------

Interest on loans is accrued and included in operating income based on contractual rates applied to principal amounts outstanding. The accrual of interest income is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days as to either principal or interest. When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income. The accrual of interest on loans past due 90 days or more, including impaired loans, may be continued if the loan is well secured, and it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection. A nonaccrual loan is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.

Loan origination fees, net of direct loan origination costs, are deferred and amortized as an adjustment to the loan's yield generally over the contractual life of the loan, utilizing the interest method.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------



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

Premises and equipment
----------------------

Premises and equipment are stated at cost for purchased assets, and at the lower of fair value or the net present value of the minimum lease payments required over the term of the lease for assets under capital leases, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from 3 to 10 years. Amortization of premises under capital leases is charged to operations using the straight-line method over the life of the lease. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999

--------------------------------------------------------------------------------



Goodwill
--------

Goodwill represents the cost of acquired assets in excess of values ascribed to net tangible assets related to the acquisition of Pinnacle Financial Group (see
Note 18) and is being amortized on a straight line basis over ten years.

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

Income taxes
------------

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Related party transactions
--------------------------

Directors and officers of the Company and the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of the management, the transactions with related parties did not involve

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------



more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features. Note 15 contains details regarding related party transactions.

Earnings per share
------------------

Basic earnings per share represents income available to common stockholders and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.

Stock compensation plans
------------------------

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan, and stock warrants issued, have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995 (see Note 11).

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------



Fair values of financial instruments
------------------------------------

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      Cash and due from banks, federal funds sold, short-term investments and accrued interest receivable

      The carrying amount is a reasonable estimate of fair value.

      Securities

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

      Loans held for sale

      Fair value is based on quoted secondary market rates.

      Deposits

      The fair value of demand deposits, regular savings and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit and other time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.

      Collateralized borrowings

      The fair value of the collateralized borrowings is estimated using a discounted cash flow calculation that applies current interest rates for borrowings of similar maturity to a schedule of maturities of such borrowings.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------




      Off-balance-sheet instruments

      Fair values for the Company's off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Reclassifications
-----------------

Certain 1999 financial statement amounts have been reclassified to conform with the 2000 presentations. Such reclassifications had no effect on 1999 net income.

Note 2.  Restrictions on Cash and Due From Banks

The Bank is required to maintain reserves against its respective transaction accounts and non personal time deposits. At December 31, 2000, the Bank was required to have cash and liquid assets of approximately $677,000 to meet these requirements. In addition, the Bank is required to maintain $25,000 in the Federal Reserve Bank for clearing purposes.

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2000 and 1999 are as follows:


                                                                  Gross             Gross
                                             Amortized          Unrealized       Unrealized            Fair
    2000                                        Cost              Gains            Losses              Value
    ----                                 ----------------------------------------------------------------------------

    Mortgage backed securities           $   14,110,790       $   80,300       $      -            $ 14,191,090
    U.S. Government obligations                 499,290           -                  (625)              498,665
    Marketable equity securities              6,078,290           -               (61,071)            6,017,219
                                         ----------------------------------------------------------------------------
                                         $   20,688,370       $   80,300       $  (61,696)         $ 20,706,974
                                         ============================================================================

                                                                  Gross             Gross
                                             Amortized          Unrealized       Unrealized            Fair
    1999                                        Cost              Gains            Losses              Value
    ----                                 ----------------------------------------------------------------------------

    Mortgage backed securities           $   17,325,754       $   -            $ (284,247)         $ 17,041,507
    U.S. Government obligations               1,049,810           -               (13,765)            1,036,045
    Marketable equity securities              2,032,067           -              (125,310)            1,906,757
                                         ----------------------------------------------------------------------------
                                         $   20,407,631       $   -            $ (423,322)         $ 19,984,309
                                         ============================================================================

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------



The amortized cost and fair value of available for sale debt securities at December 31, 2000 by contractual maturity are presented below. Actual maturities of mortgage backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                                                 Amortized             Fair
                                                    Cost               Value
                                              ----------------------------------
          Maturity:
             Within 1 year                    $     499,290      $     498,665
             Mortgage-backed securities          14,110,790         14,191,090
                                              ----------------------------------
          Total                               $  14,610,080      $  14,689,755
                                              ==================================

During 2000, there were no sales of available for sale securities. During 1999, proceeds from sales of available for sale securities were $5,771,438, and gross gains of $4,378 were realized on those sales.

Note 4.  Held to Maturity Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of held to maturity securities at December 31, 2000 and 1999 are as follows:


                                                                  Gross             Gross
                                              Amortized         Unrealized       Unrealized           Fair
    2000                                        Cost              Gains            Losses             Value
    ----                                  ---------------------------------------------------------------------------

    U.S. Government obligations           $       499,836      $       -         $    (149)      $    499,687
    Corporate bonds                            11,798,222             41          (323,088)        11,475,175
                                          ---------------------------------------------------------------------------

                                          $    12,298,058      $      41         $(323,237)      $ 11,974,862
                                          ===========================================================================

                                                                  Gross            Gross
                                              Amortized         Unrealized       Unrealized           Fair
    1999                                        Cost              Gains            Losses             Value
    ----                                  ---------------------------------------------------------------------------

    U.S. Government obligations           $       498,650      $     -           $  (3,500)      $    495,150
    Corporate bonds                            11,802,835          9,147          (400,839)        11,411,143
                                          ---------------------------------------------------------------------------

                                          $    12,301,485      $   9,147         $(404,339)      $ 11,906,293
                                          ===========================================================================

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------



The amortized cost and fair value of held to maturity debt securities at December 31, 2000 by contractual maturity are shown below:


                                                                           Amortized               Fair
                                                                              Cost                 Value
                                                                         -------------------------------------
       Maturity:
           Within 1 year                                                 $     499,836              499,687
           After 1 but within 5 years                                        8,826,302            8,593,520
           After 5 years                                                     2,971,920            2,881,655
                                                                         -------------------------------------
       Total                                                             $  12,298,058           11,974,862
                                                                         =====================================

There were no sales of held to maturity securities during 2000 or 1999, and there were no securities transferred among the held to maturity, available for sale or trading categories.

Note 5.  Loans Receivable and Allowance for Loan Losses

A summary of the Company's loan portfolio at December 31, 2000 and 1999 is as follows:


                                                                                  2000               1999
                                                                         --------------------------------------
        Real estate:
            Commercial                                                   $   57,297,310     $   54,289,002
            Residential                                                       5,041,776          6,799,133
            Construction, net of undisbursed portion of
              $10,842,047 in 2000 and $8,099,481 in 1999                     22,969,904         13,872,519
        Commercial                                                           12,841,040         11,086,324
        Consumer installment                                                  1,652,587          1,580,219
        Consumer home equity                                                 28,468,453         21,705,929
                                                                         --------------------------------------
                   Total loans                                              128,271,070        109,333,126
        Net deferred loan fees                                                 (214,988)          (203,032)
        Allowance for loan losses                                            (1,644,817)        (1,360,183)
                                                                         --------------------------------------
                   Loans receivable, net                                 $   126,411,265    $  107,769,911
                                                                         ======================================

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------



The changes in the allowance for loan losses for the years ended December 31, 2000 and 1999 are as follows:


                                                                                2000              1999
                                                                         -----------------------------------

        Balance, beginning of year                                        $   1,360,183      $     785,536
            Provision for loan losses                                           325,900            553,000
            Recoveries of loans previously charged off                            3,314             40,770
            Loans charged off                                                   (44,580)           (19,123)
                                                                         -----------------------------------
        Balance, end of year                                              $   1,644,817      $   1,360,183
                                                                         ===================================

At December 31, 2000 and 1999, the unpaid principal balances of loans delinquent 90 days or more were $2,266,421 and $565,788, respectively, and the unpaid principal balances of loans placed on nonaccrual status were $1,759,270 and $91,076, respectively.

The following information relates to impaired loans as of and for the years ended December 31, 2000 and 1999:

                                                                                2000              1999
                                                                          ----------------------------------

      Loans receivable for which there is a related allowance
          for credit losses based on discounted cash flows                 $     95,307      $        -
                                                                          ==================================

      Loans receivable for which there is no related
          allowance for credit losses determined based on
          the fair value of collateral                                     $  1,663,963      $      91,076
                                                                          ==================================

      Allowance for credit losses related to impaired loans                $     95,307      $        -
                                                                          ==================================

      Average recorded investment in impaired loans                        $  1,169,872      $      81,923
                                                                          ==================================

There was no interest income on impaired loans collected or recognized in 2000, and $3,000 of interest income recognized on the cash basis in 1999. The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

The Company's lending activities are conducted principally in the Fairfield County section of Connecticut and Westchester County section of New York. The Company grants commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, residential developments and for land development projects. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------



loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the credit worthiness of each customer and, in most cases, extends credit of up to 75 percent of the market value of the collateral at the date of the credit extension depending on the Company's evaluation of the borrowers' creditworthiness and type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are accounts receivable, inventory, other business assets, marketable securities and time deposits. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower's ability to generate continuing cash flows.

Note 6.  Premises and Equipment

At December 31, 2000 and 1999, premises and equipment consisted of the following:

                                                      2000            1999
                                                  -----------------------------

Premises under capital lease .................... $   783,000     $   783,000
Leasehold improvements ..........................     538,723         516,811
Furniture, equipment and software ...............     735,314         532,055
                                                  -----------------------------
                                                    2,057,037       1,831,866
Less accumulated depreciation and amortization ..  (1,158,283)       (872,215)
                                                  -----------------------------
                                                  $   898,754     $   959,651
                                                  =============================


For the years ended December 31, 2000 and 1999, depreciation and amortization expense related to premises and equipment totaled $294,228 and $208,821, respectively.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


Note 7.  Deposits

At December 31, 2000 and 1999, deposits consisted of the following:

                                                  2000            1999
                                             -----------------------------

Noninterest bearing ........................ $ 16,899,057    $ 12,630,926
Interest bearing:
    Time certificates, less than $100,000 ..   71,240,470      69,144,236
    Time certificates, $100,000 or more ....   31,873,302      34,781,816
    Money market ...........................      849,067         624,763
    Savings ................................   31,164,493      35,962,257
    NOW ....................................   27,639,709       9,602,356
                                             ----------------------------
      Total interest bearing ...............  162,767,041     150,115,428
                                             ----------------------------
         Total deposits .................... $179,666,098    $162,746,354
                                             ============================

Interest expense on certificates of deposit in denominations of $100,000 or more was $1,737,979 and $842,230 for the years ended December 31, 2000 and 1999, respectively.

Contractual maturities of time certificates of deposit as of December 31, 2000 are summarized below:

               Due within:
                   1 year                         $     94,624,873
                   1-2 years                             5,076,542
                   2-3 years                               385,010
                   3-4 years                               212,228
                   4-5 years                               325,921
                   5-6 years                             2,489,198
                                                  -------------------
                                                  $    103,113,772
                                                  ===================

Note 8.  Line of Credit and Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2000, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2000 and 1999, there were no advances outstanding under this line of credit.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


The Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to a percentage of its outstanding mortgage loans and contracts secured by residential properties, including mortgage-backed securities. No ready market exists for FHLB stock and it has no quoted market value. For disclosure purposes, such stock is assumed to have a market value which is equal to cost since the Bank can redeem the stock with FHLB at cost.

Note 9.  Commitments and Contingencies

Capital lease
-------------

The Company leases the Bank's main office under a capital lease which expires in 2004. Premises under capital lease of $783,000 and related accumulated amortization of $495,900 and $417,600 as of December 31, 2000 and 1999, respectively, are included in premises and equipment.

The Company is obligated under the lease to pay executory costs including insurance, property taxes, maintenance and other related expenses.

At December 31, 2000, future minimum lease payments, by years and in the aggregate, under this capital lease are as follows:

         Years Ending
         December 31,                                             Amount
         --------------------------------------------------------------------

         2001                                                $       164,000
         2002                                                        164,000
         2003                                                        164,000
         2004                                                        109,333
                                                             ----------------
                                                                     601,333
         Less amount representing interest                           130,507
                                                             ----------------

         Present value of future minimum lease payments-
             capital lease obligation                        $       470,826
                                                             ================

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------

Operating leases
----------------

The Company subleases excess office space in its premises to various tenants under cancelable and noncancelable operating leases with remaining terms ranging from monthly to three years. Future minimum lease payments receivable for noncancelable leases by year, and in the aggregate, at December 31, 2000 are as follows:

         Years Ending
         December 31,                                             Amount
         --------------------------------------------------------------------

         2001                                                $       24,869
         2002                                                        22,269
         2003                                                        22,269
                                                             ----------------
                                                             $       69,407
                                                             ================

For the years ended December 31, 2000 and 1999, rental income under both cancelable and noncancelable leases totaled $74,168 and $99,218, respectively.

The Company also has noncancelable operating leases for its two bank branch offices in Greenwich, Connecticut and for its mortgage brokerage office in New York. Under these lease agreements, the Company is required to pay certain executory costs such as insurance and property taxes. The Company also leases parking space under a noncancelable operating lease agreement.

Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows:

         Years Ending
         December 31,                                             Amount
         --------------------------------------------------------------------

         2001                                                $      365,706
         2002                                                       272,138
         2003                                                       139,894
         2004                                                        16,910
                                                             ----------------
                                                             $      794,648
                                                             ================

Total rental expense charged to operations for cancelable and noncancelable operating leases was $376,261 and $264,770 for the years ended December 31, 2000 and 1999, respectively.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


Employment Agreements
---------------------

President's Agreement
---------------------
In October 2000, the Company and the Bank entered into a three-year employment agreement (the "Agreement") with the Bank's President and Chief Executive Officer. The Agreement provides for, among other things, a stipulated base salary for the first year of the Agreement, annual increases at each anniversary, and a discretionary annual bonus to be determined by the Board of Directors. In addition, the Agreement provides that the Company will grant shares of the Company's common stock to the President on December 31, 2000, and annually thereafter through December 31, 2003. The number of shares to be granted is based on 30 percent of the President's stipulated base salary for the preceding annual employment period, as defined, and 25 percent of such shares so granted will vest and be distributed to the President at each of the next four annual anniversaries of the date of the grant. Compensation cost is being recognized over the vesting period. Under certain circumstances defined in the Agreement, this stock grant may be settled in cash. The Agreement also provides for the grant of options to purchase a minimum of 10,000 shares of the Company's common stock on December 31, 2000, and annually thereafter through December 2002, and on December 31, 2003, if the President remains employed by the Bank. In the event that the Company does not have stock options available to grant at any of the stipulated dates, which was the case at December 31, 2000, the President may then elect, on a future determination date, as defined, to be chosen by the President, to receive cash compensation in the future equal to the difference between the value of the Company's stock at the time the options would have been granted, and the value of the Company's stock on the determination date.

In the event of the early termination of the Agreement for any reason other than cause, the Company would be obligated to compensate the President in one lump sum payment, an amount equal to the higher of the aggregate salary payments that would be made to the President under the remaining term of the Agreement, or eighteen months of the President's stipulated base salary at the time of termination.

The Agreement also includes change of control provisions that entitles the President to a lump sum payment of two times the greater of the President's stipulated base salary at the time of the change in control, total cash compensation, as defined, for the year preceding the change in control, or the average total cash compensation, as defined, for the two years preceding the change in control.

Other Agreements
----------------
In conjunction with the acquisition of Pinnacle Financial Group ("Pinnacle") on June 30, 1999 (see Note 18), the Company entered into employment agreements with two officers who were the principal shareholders of Pinnacle. The agreements provide for, among other things, stipulated base salaries that increased in 2000, and may increase or decrease in years thereafter based on the achievement of certain financial results by the mortgage brokerage division. In addition, the agreements provide for annual bonuses based on the achievement of certain

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


financial results by the mortgage brokerage division, and for reimbursement of expenses incurred incidental to their duties as officers. The agreements terminate on December 31, 2002, however automatically renew, unless either the Company or the officers elect not to renew in writing, for additional one year periods upon the same terms and conditions, except that the base salaries will increase by 10% for each one year extended term.

Legal Matters
-------------

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company's financial condition or results of operations.

Note 10. Income Taxes

The components of the income tax provision for the years ended December 31, 2000 and 1999 are as follows:

                                                        2000             1999
                                                     ---------------------------

Current
    Federal ..................................       $ 664,637        $  73,500
    State ....................................         171,471           11,000
                                                     ---------------------------
           Total .............................         836,108           84,500
                                                     ---------------------------
Deferred
    Federal ..................................         (56,068)         (14,100)
    State ....................................        (204,640)          (3,900)
                                                     ---------------------------
           Total .............................        (260,708)         (18,000)
                                                     ---------------------------
           Provision for income taxes ........       $ 575,400        $  66,500
                                                     ===========================

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


A reconciliation of the anticipated income tax provision (computed by applying the statutory Federal income tax rate (34%) to the income before income taxes) to the income tax provision as reported in the statements of income for the years ended December 31, 2000 and 1999 are as follows:

                                                             2000        1999
                                                        ------------------------

Provision for income taxes at statutory Federal rate .    $ 456,500   $ 141,100
State taxes, net of Federal benefit ..................       63,400      21,500
Decrease in deferred tax valuation allowance .........         --      (134,400)
Change in state tax rates ............................         --         3,400
Nondeductible expenses ...............................       58,400      29,000
Other ................................................       (2,900)      5,900
                                                        ------------------------
           Total provision for income taxes ..........    $ 575,400   $  66,500
                                                        ========================

At December 31, 2000 and 1999, the components of gross deferred tax assets and gross deferred tax liabilities are as follows:

                                                             2000        1999
                                                        ------------------------

Deferred tax assets:
    Allowance for loan losses ..................           $651,514    $529,793
    Investment securities ......................               --       164,880
    Asset under capital lease ..................             72,774      77,232
    Premises and equipment .....................             47,651      17,231
    Accrued expenses ...........................             51,493        --
    Other ......................................             38,022      33,627
                                                        ------------------------
      Gross deferred tax assets ................            861,454     822,763
                                                        ------------------------

Deferred tax liabilities:
    Tax bad debt reserve .......................            201,805     259,312
    Investment securities ......................              7,528          --
    Other ......................................                893         523
                                                        ------------------------
    Gross deferred tax liabilities .............            210,226     259,835
                                                        ------------------------
           Net deferred tax asset ..............           $651,228    $562,928
                                                        ========================

The net decrease in the valuation allowance of $134,400 in 1999 was to recognize deferred tax assets at amounts considered by management more likely than not to be realized.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


Note 11.  Shareholders' Equity

Common Stock
------------

2000
----
On June 14, 2000, the Company's shareholders approved the private placement offering of up to $5,000,000 of the Company's common stock. Under the terms of the private placement offering, the sales price of the shares was determined based on the market value of the Company's stock at the time of the sale. During 2000, the Company sold 236,089 shares of its common stock at an aggregate price of $2,134,655 in conjunction with the private placement offering. In addition, 3,334 shares of common stock were issued through the exercise of stock warrants at an aggregate price of $20,004.

1999
----
As described in Note 18, on June 30, 1999, the Bank issued 151,685 shares of common stock at an aggregate price of $980,409, in conjunction with the acquisition of the net assets of Pinnacle.

The Company issued 1,285 shares of its common stock at an aggregate price of $10,096 relating to its 1998 stock rights offering. In addition, 7,601 shares of common stock, at an aggregate price of $68,197, were issued to Bank directors for meeting fees, and 2,950 shares of common stock, at an aggregate price of $27,035, were issued to former Bank directors for consulting fees. Also, 500 shares of common stock were issued through the exercise of stock warrants at an aggregate price of $3,000

Income Per Share
----------------

The following is information about the computation of income per share for the years ended December 31, 2000 and 1999.


                                                                                      2000
                                                                ---------------------------------------------------
                                                                      Net                            Per Share
                                                                     Income           Shares           Amount
                                                                ---------------------------------------------------

      Basic Income Per Share
         Income available to common shareholders                 $    767,171       2,281,993     $       0.34
      Effect of Dilutive Securities
         Warrants and stock options outstanding                           -            35,085            (0.01)
                                                                ---------------------------------------------------

      Diluted Income Per Share
         Income available to common shareholders
            plus assumed conversions                             $    767,171       2,317,078     $       0.33
                                                                ===================================================

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------



                                                             1999
                                              ----------------------------------
                                                  Net                  Per Share
                                                Income      Shares       Amount
                                              ----------------------------------
Basic Income Per Share
   Income available to common shareholders    $ 348,641   2,080,590    $   0.17

Effect of Dilutive Securities
   Warrants and stock options outstanding          --        41,614       (0.01)
                                              ----------------------------------

Diluted Income Per Share
   Income available to common shareholders
      plus assumed conversions ...........    $ 348,641   2,122,204    $   0.16
                                              ==================================




Stock warrants
--------------

The Bank issued warrants to certain of the Bank's original organizing group and certain other individuals to purchase up to 95,000 shares of the Bank's common stock at the original public offering price of $6 per share. These warrants are currently exercisable and expire on August 31, 2004. During 1998, the Bank issued warrants to certain other individuals involved in the organization of the Bank to purchase up to 28,680 shares of the Bank's common stock at $14 per share. These warrants are currently exercisable and expire on July 6, 2001. The obligations related to such warrants were assumed by the Company. The Company has reserved 119,846 shares of its common stock for issuance upon exercise of these warrants.

A summary of the status of the warrants at December 31, 2000 and 1999, and changes during the years ended on those dates, is as follows:


                                                      2000                          1999
                                              ----------------------      -----------------------
                                                          Weighted-                     Weighted-
                                               Number      Average        Number        Average
                                                 of       Exercise          of          Exercise
                                               Shares       Price         Shares         Price
                                              ----------------------      -----------------------

Outstanding at beginning of year....          123,180       $ 7.86        123,680       $ 7.86
Granted ............................            --                          --
Exercised ..........................           (3,334)        6.00           (500)        6.00
                                              -------                     -------

Outstanding at end of year .........          119,846         7.91        123,180         7.86
                                              =======                     =======

Exercisable at end of year .........          119,846         7.91        123,180         7.86
                                              =======                     =======

The weighted average remaining contractual life for the warrants outstanding at December 31, 2000 is 2.9 years.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


Stock options
-------------

On August 17, 1999, the Bank adopted a stock option plan (the "Plan") for employees and directors, under which both incentive and non-qualified stock options may be granted, and subsequently the Company assumed all obligations related to such options. For incentive stock options granted to employees, the exercise price shall be greater than or equal to the market value of the Company's stock on the date of grant. One-third of such options vest at the date of grant, and one-third vest on each of the first and second anniversaries of the grant date, and expire if unexercised ten years after the grant date. However, for incentive stock options granted to shareholders who own 10% or more of the Company's stock, the exercise price must be greater than or equal to 110% of the market value of the Company's stock on the date of grant, and such options expire if they remain unexercised for five years, or less if stipulated by the Board of Directors, after the grant date. Generally, any options that are not exercisable upon the termination of employment expire upon such termination. The Plan also provided for the grant of 110,000 non-qualified and incentive stock options in 1999 to certain directors of the Company, with an exercise price equal to the market value of the Company's stock on the date of grant. Such options were immediately exercisable and expire if unexercised ten years after the date of grant. The Company has reserved 110,000 shares of common stock for issuance under this plan. No options shall be granted under the Plan after August 17, 2000.

A summary of the status of the stock options at December 31, 2000 and 1999 is as follows:


                                                      2000                          1999
                                              ----------------------      -----------------------
                                                          Weighted-                     Weighted-
                                               Number      Average        Number        Average
                                                 of       Exercise          of          Exercise
                                               Shares       Price         Shares         Price
                                              ----------------------      -----------------------

Outstanding at beginning of year ........     110,000     $  10.13           --         $   --
Granted .................................        --                       110,000        10.13
                                              -------                     -------
Outstanding at end of year ..............     110,000        10.13        110,000        10.13
                                              =======                     =======

Exercisable at end of year ..............     110,000        10.13        110,000        10.13
                                              =======                     =======

Weighted-average fair value per option
   of options granted during the year ...                                 $  5.55
                                                                          =======

The weighted-average remaining contractual life for the options outstanding at December 31, 2000 is 8.4 years.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


The Company has elected to continue to apply APB Opinion No. 25 to account for the warrants and options granted to employees, including directors, and accordingly, no compensation cost has been recognized in the consolidated statements of income for the grants of these warrants and options. Had compensation cost for issuance of such options been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net income and per share amounts for 1999 would have been reduced to the pro forma amounts shown below:


               Net income (loss):
                   As reported ................     $   348,641
                                                    ===========

                   Pro forma ..................     $   (23,651)

                                                    ===========
               Basic income (loss) per share:
                   As reported ................     $      0.17
                                                    ===========

                   Pro forma ..................     $     (0.01)
                                                    ===========

               Diluted income (loss) per share:
                   As reported ................     $      0.16
                                                    ===========

                   Pro forma ..................     $     (0.01)
                                                    ===========



The fair value of options issued in 1999 was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

              Dividend rate                                  --
              Risk free interest rate                      5.80%
              Weighted-average expected lives, in years      10
              Price Volatility                            29.71%

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


Note 12. 401(k) Savings Plan

The Company adopted the Patriot National Bank 401(k) Savings Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. The Company may make discretionary matching contributions to the Plan. Participants are immediately vested in their contribution and Company contributions. The Company contributed approximately $10,000 and $13,800 to the Plan in 2000 and 1999, respectively.

Note 13. Financial Instruments With Off-Balance-Sheet Risk

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2000 and 1999:



                                                         2000            1999
                                                     --------------------------
       Commitments to extend credit:
           Future loan commitments .............     $11,917,000     $17,279,500
           Unused lines of credit ..............      13,445,938      14,057,211
           Undisbursed construction loans ......      10,842,047       8,099,481
       Financial standby letters of credit......         134,000            --
                                                     --------------------------
                                                     $36,338,985     $39,436,192
                                                     ==========================

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. These financial instruments are recorded in the financial statements when they become payable.

Note 14. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. Subsequent to the most recent notification, the Bank's capital increased, and management believes that as of December 31, 2000, the Bank would be classified as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


The Bank's actual capital amounts and ratios at December 31, 2000 and 1999 were (dollars in thousands):



                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                         For Capital         Prompt Corrective
                                                     Actual           Adequacy Purposes      Action Provisions
                                            ---------------------------------------------------------------------
                                               Amount       Ratio     Amount       Ratio     Amount      Ratio
                                           ---------------------------------------------------------------------
December 31, 2000:
------------------
  Total Capital (to Risk Weighted Assets)      $16,794      11.10%    $12,104      8.00%    $15,130      10.00%
  Tier I Capital (to Risk Weighted Assets)      15,149      10.01%      6,054      4.00%      9,080       6.00%
  Tier I Capital (to Average Assets) .....      15,149       7.73%      7,839      4.00%      9,799       5.00%


                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                         For Capital         Prompt Corrective
                                                     Actual           Adequacy Purposes      Action Provisions
                                            ---------------------------------------------------------------------
                                               Amount       Ratio     Amount       Ratio     Amount      Ratio
                                           ---------------------------------------------------------------------

December 31, 1999:
------------------
  Total Capital (to Risk Weighted Assets)      $13,551       9.90%    $10,950      8.00%    $13,688      10.00%
  Tier I Capital (to Risk Weighted Assets)      12,191       8.91%      5,473      4.00%      8,209       6.00%
  Tier I Capital (to Average Assets) .....      12,191       7.21%      6,763      4.00%      8,454       5.00%


The Company is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve Bank ("FRB"). The Company's actual and required ratios are not substantially different from those shown above.

Restrictions on dividends, loans and advances
---------------------------------------------

The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net earnings for the preceding two years. As of December 31, 2000, the Bank had retained earnings of approximately $230,000, all of which is available for distribution to the Company as dividends without prior regulatory approval. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the FRB may impose further dividend restrictions on the Company.

Loans or advances to the Company by the Bank are limited to 10% of the Bank's capital stock and surplus on a secured basis.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


Note 15. Related Party Transactions

In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms, including interest rates, similar to those available to unrelated customers.

Changes in loans outstanding to such related parties during 2000 and 1999 are as follows:


                                                     2000             1999
                                                 -----------------------------
         Balance, beginning of year              $ 3,124,050      $ 1,922,555
         Additional loans .........                2,097,898        4,497,841
         Repayments ...............                 (665,587)      (3,296,346)
                                                 -----------------------------
         Balance, end of year .....              $ 4,556,361      $ 3,124,050
                                                 =============================


Related party deposits aggregated approximately $4,896,000 and $8,814,000 as of December 31, 2000 and 1999, respectively.

The Company leases office space in its premises to a director of the Company under a five-year lease. Rental income under this lease was approximately
$20,000 and $35,000 for the years ended December 31, 2000 and 1999, respectively. Also during 2000 and 1999, the Company leased office space to a related individual under a month-to-month lease, and rental income under this lease was approximately $10,000 and $6,000 for the years ended December 31, 2000 and 1999, respectively. In addition, the Company paid consulting fees of approximately $100,000 and $26,000 to this individual during the years ended December 31, 2000 and 1999, respectively.

During 2000 and 1999, respectively, the Company paid legal fees of approximately $5,400 and $4,600 to an attorney who is a director of the Company.

During 2000 and 1999, the Company leased parking space from a corporation, certain principals of which are officers and directors of the Company. Total rent paid to the corporation was $18,000 for the years ended December 31, 2000 and 1999.

During 1999, the Company sold a parcel of other real estate owned to a related individual for $72,705, and a gain of $32,238 was recognized on such sale.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


Note 16. Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:


                                                                         2000
                                                     ---------------------------------------------
                                                       Before-Tax    Tax Benefit     Net-of-Tax
                                                         Amount       (Expense)        Amount
                                                     ---------------------------------------------

   Unrealized holding gains arising during period       $ 441,926     $(172,408)     $ 269,518

   Less reclassification adjustment for gains
      recognized in net income ..................            --            --             --
                                                     ---------------------------------------------

   Unrealized holding gain on available for sale
         securities, net of taxes ...............       $ 441,926     $(172,408)     $ 269,518
                                                     =============================================


                                                                          1999
                                                     ---------------------------------------------
                                                       Before-Tax    Tax Benefit     Net-of-Tax
                                                         Amount       (Expense)        Amount
                                                     ---------------------------------------------

   Unrealized holding losses arising during period      $(485,830)    $ 189,924      $(295,906)


   Less reclassification adjustment for gains
      recognized in net income ...................         (4,378)        1,711         (2,667)
                                                     ---------------------------------------------

   Unrealized holding loss on available for sale
         securities, net of taxes ................      $(490,208)    $ 191,635      $(298,573)
                                                     =============================================


Note 17. Fair Value of Financial Instruments and Interest Rate Risk

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("Statement No. 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the statements of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2000 and 1999. The estimated fair value amounts for 2000 and 1999 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

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

As of December 31, 2000 and 1999, the recorded book balances and estimated fair values of the Company's financial instruments were (in thousands):


                                               2000                     1999
                                       -----------------------------------------------
                                       Recorded                  Recorded
                                         Book        Fair          Book         Fair
                                       Balance       Value        Balance       Value
                                       -----------------------------------------------

Financial Assets:
   Cash and due from banks .......     $  3,565     $  3,565     $  2,685     $  2,685
   Federal funds sold ............       29,500       29,500       18,900       18,900
   Commercial paper ..............         --           --         10,976       10,976
   Available for sale securities .       20,707       20,707       19,984       19,984
   Held to maturity securities ...       12,298       11,975       12,301       11,906
   Federal Reserve Bank stock ....          475          475          411          411
   Federal Home Loan Bank stock ..          594          594          307          307
   Loans receivable, net .........      126,411      127,191      107,770      107,182
   Accrued interest receivable ...        1,229        1,229          981          981

Financial Liabilities:
   Demand deposits ...............       16,899       16,899       12,631       12,631
   Savings deposits ..............       31,164       31,164       35,962       35,962
   Money market deposits .........          849          849          625          625
   Negotiable orders of withdrawal       27,640       27,640        9,602        9,602
   Time deposits .................      103,114      103,765      103,926      103,909
   Collateralized borrowings .....          474          474          325          325

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


Unrecognized financial instruments
----------------------------------

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2000 and 1999. The estimated fair value of fee income on letters of credit at December 31, 2000 and 1999 is insignificant.

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

Note 18. Business Combination

On June 30, 1999, the Bank acquired, through a plan of reorganization and merger, all of the outstanding capital stock of Pinnacle, a mortgage brokerage operation consisting of three separate corporations. Details of the transaction, which was accounted for as a purchase, are as follows.

A summary of the purchase payments in connection with the acquisition is as follows:


      Cash paid to sellers at closing .....................     $  150,000
      Issuance of 151,685 shares of common stock to sellers        980,409
      Acquisition costs ...................................        105,719
                                                                ----------
                                                                $1,236,128
                                                                ==========


The entire purchase price was allocated to goodwill as no significant tangible net assets were acquired.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


Unaudited pro forma consolidated results of operations for the year ended December 31, 1999, as though the acquisition occurred on January 1, 1999, are as follows:


     Net interest income after provision for loan loss        $   4,439,798
     Net income ......................................              256,755
     Basic income per share ..........................                 0.12
     Diluted income per share ........................                 0.12


With respect to the shares of common stock issued to the sellers, one-third of such shares are currently held in escrow and are subject to forfeiture if the sellers do not remain employees of the Company at June 30, 2001. If any shares are forfeited, goodwill and additional paid-in capital would be adjusted accordingly.

Note 19. Segment Reporting

The Company has two reportable segments, the commercial bank and the mortgage broker. The commercial bank segment provides its commercial customers with products such as commercial mortgage loans, working capital loans, equipment loans and other business financing arrangements, and provides its consumer customers with residential mortgage loans, home equity loans and other consumer installment loans. The commercial bank segment also attracts deposits from both consumer and commercial customers and invests such deposits in loans, investments and working capital The commercial bank's revenues are generated primarily from net interest income from its lending, investment and deposit activities.

The mortgage broker solicits and processes conventional mortgage loan applications from consumers on behalf of permanent investors, and originates loans for sale. Revenues are generated from loan brokerage and application processing fees received from the permanent investors, and gains and origination fees from loans sold.

Information about reportable segments, and a reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2000 and 1999 is as follows (in thousands):


                                                                  Elimination of
                            Commercial   Mortgage   Intersegment   Consolidated
2000                           Bank       Broker      Revenue         Totals
----                        ----------------------------------------------------

Net interest income .....   $  6,677     $   --      $   --         $  6,677
Noninterest income ......        373        2,538        (226)         2,685
Noninterest expenses ....      5,376        2,543        (226)         7,693
Provision for loan losses        326         --          --              326
Income before taxes .....      1,348           (5)       --            1,343
Assets ..................    197,628         --          --          197,628

PATRIOT NATIONAL BANCORP, INC.

December 31, 2000 and 1999
--------------------------------------------------------------------------------


                                                                  Elimination of
                            Commercial   Mortgage   Intersegment   Consolidated
1999                           Bank       Broker      Revenue         Totals
----                        ----------------------------------------------------

Net interest income .....   $  4,993    $   --         $ --         $  4,993
Noninterest income ......        357         864         --            1,221
Noninterest expenses ....      4,458         788         --            5,246
Provision for loan losses        553        --           --              553
Income before taxes .....        339          76         --              415
Assets ..................    177,195        --           --          177,195

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except that beginning January 1, 2000, management began allocating certain overhead expenses of the commercial bank to the mortgage broker segment, which allocations are based on a pre-determined monthly charge agreed to between the Company and the mortgage broker segment. During 1999, management did not allocate corporate overhead expenses to the mortgage broker segment, and all such expenses are included in noninterest expenses of the commercial bank. Management evaluates the performance of each segment based on profit or loss from operations before income taxes. Intersegment revenues are accounted for at amounts that assume the revenues were between unrelated third parties at the current market prices at the time of the transactions.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The Company does not have operating segments other than those reported and the Company does not have a single external customer from which it derives 10% or more of its revenues and the Company operates in one geographical area.

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

3(ii) By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(a)(1) Form of 1994 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10(a)(1) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(a)(2) Form of 1998 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10(a)(2) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(a)(3) Lease dated February 1, 1995 between 999 Bedford Street Corporation and the Bank (incorporated by reference to Exhibit 10(a)(3) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

10(a)(4) Employment Agreement, dated as of October 23, 2000, as amended by a First Amendment, dated as of March 21, 2001, among the Bank, Bancorp and Charles F.Howell.

10(c)          1999 Stock Option Plan of the Bank  (incorporated by reference to
               Exhibit 10(c) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

21 Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599))