Form 10KSB/A
period 2000-12-31
PATRIOT NATIONAL BANCORP INC
filed 2001-04-04
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               AMENDMENT NO. 1 TO
                                  FORM 10 - KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-29599

                         PATRIOT NATIONAL BANCORP, INC.
                 (Name of small business issuer in its charter)

               Connecticut                                 06-1559137
(State or other jurisdiction of incorporation             (IRS Employer
              or organization)                        Identification Number)

               900 Bedford Street
            Stamford, Connecticut                                 06901
     (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number                               (203) 324-7500

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

                                    Yes X No
                                    -- ------

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

Number of shares of the registrant's Common Stock, par value $2.00 per share, outstanding as of February 28, 2001: 2,400,375
                                     ----------


Documents Incorporated by Reference
-----------------------------------

Proxy Statement for 2001 Annual                Incorporated into Part III of
Meeting of Shareholders.  (A definitive        this Form 10-KSB
proxy statement will be filed with the
Securities and Exchange Commission
within 120 days after the close of the
fiscal year covered by this Form 10-KSB.)

Transition Small Business Disclosure Format (check one):

         Yes           No    X
             -------       -----

                                EXPLANATORY NOTE

     This Amendment is being filed soley to include certain information which was inadvertently omitted from the Consolidated Statements of Cash Flows contained in the Annual Report on Form 10-KSB of Patriot National Bancorp, Inc. ("Bancorp") for the fiscal year ended December 31, 2001 (the "Annual Report"). The balance of the information contained in the Financial Report filed as part of the Annual Report is unchanged. The full Financial Report is contained herein.

Item 7. Financial Statements

The consolidated balance sheets of Bancorp as of December 31, 2000 and December 31, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2000 and December 31, 1999, together with the report thereon of McGladrey & Pullen, LLP dated February 16, 2001, are included as part of this Amendment No. 1 to Form 10-KSB in the "Financial Report" following page 3 hereof.

                                  SIGNATURES (1)

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PATRIOT NATIONAL BANCORP, INC.



                                   By:          /s/ ANGELO DE CARO
                                       -------------------------------------
                                   Name: Angelo De Caro

                                   Title: President and Chief Executive Officer

Date:  April 4, 2001







1 This amendment has been executed in the same manner as a Form 8 would have been executed prior to the rescission of Form 8. See, Part I.F.2. of Release 34-31905 (February 23, 1991).

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
                               ======================================================================================

See Notes to Consolidated Financial Statements.


PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 1999
----------------------------------------------------------------------------------------------

                                                                       2000             1999
                                                                 -----------------------------

Cash Flows from Operating Activities
   Net income ...............................................    $    767,171     $    348,641
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization and accretion of investment discounts and
         premiums, net ......................................         (10,958)          17,244
       Gains on sales of investments ........................            --             (4,378)
       Originations of loans held for sale ..................     (15,087,035)      (2,014,950)
       Proceeds from sales of loans held for sale ...........      15,087,035        2,033,235
       Gains on sales of loans ..............................            --            (18,285)
       Provision for loan losses ............................         325,900          553,000
       Gain on sale of other real estate owned ..............            --            (32,238)
       Depreciation and amortization ........................         418,149          282,954
       Loss on disposal of bank premises and equipment ......             165            1,439
       Deferred income taxes ................................        (260,708)         (18,000)
       Consulting fees paid by issuance of common stock .....            --             27,035
       Directors fees paid by issuance of common stock ......            --             48,232
       Changes in assets and liabilities:
         Decrease (increase) in deferred loan fees ..........          11,956          (59,034)
         Increase in accrued interest receivable ............        (248,143)        (393,044)
         (Increase) decrease in other assets ................         (66,337)          76,527
         Increase in accrued expenses and other liabilities .         265,755           66,936
                                                                  ------------     -----------
           Net cash provided by operating activities ........       1,202,950          915,314
                                                                  ------------     -----------

Cash Flows from Investing Activities
   Purchases of available for sale securities ...............      (4,046,225)     (18,870,640)
   Proceeds from sales of available for sale securities .....            --          5,771,438
   Proceeds from maturities of available for sale securities          550,000        1,050,000
   Principal repayments on available for sale securities ....       3,229,871        1,049,086
   Purchases of held to maturity securities .................            --         (8,966,022)
   Proceeds from maturities of held to maturity securities ..            --            500,000
   Purchase of Federal Reserve Bank stock, net of redemptions         (64,500)        (170,700)
   Purchase of Federal Home Loan Bank stock .................        (286,600)        (307,000)
   Proceeds from sale of loan receivable ....................            --             50,000
   Net increase in loans ....................................     (18,979,210)     (51,261,259)
   Purchases of premises and equipment ......................        (233,496)        (277,654)
   Proceeds from sales of other real estate owned ...........            --             72,705
   Purchase of mortgage company .............................            --           (255,719)
                                                                 ------------      -----------
           Net cash used in investing activities ............     (19,830,160)     (71,615,765)
                                                                 ------------     ------------




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