Form 10QSB
period 2001-03-31
PATRIOT NATIONAL BANCORP INC
filed 2001-05-14
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001      Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Connecticut (State of incorporation)	06-1559137 (I.R.S. Employer Identification Number)

900 Bedford Street, Stamford, Connecticut 06901
(Address of principal executive offices)

      (203) 324-7500
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 2,400,375 shares issued and outstanding as of the close of business April 30, 2001.

Transitional Small Business Disclosure Format (check one):  Yes          No    X

Table of Contents

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management's Discussion and Analysis or
	Plan of Operation	10

Part II	OTHER INFORMATION	15

Item 6.	Exhibits and reports on Form 8-K	15

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS

                                                                           March 31,      December 31,
                                                                             2001             2000
                                                                         ------------     ------------
                                                                          (Unaudited)
ASSETS

Cash and due from banks ............................................     $  6,838,249     $  3,565,071
Federal funds sold .................................................       12,100,000       29,500,000
                                                                         ------------     ------------
     Cash and cash equivalents .....................................       18,938,249       33,065,071

Available for sale securities (at fair value) ......................       24,710,784       20,706,974
Held to maturity securities ........................................       11,797,069       12,298,058
Federal Reserve Bank stock .........................................          481,050          475,200
Federal Home Loan Bank stock .......................................          617,900          593,600
Loans receivable (net of allowance for loan losses: 2001 $1,688,787;
     2000 $1,644,817) ..............................................      128,528,026      126,411,265
Accrued interest receivable ........................................        1,245,143        1,228,920
Premises and equipment, net ........................................          825,913          898,754
Deferred tax asset, net ............................................          564,685          651,228
Goodwill (net of accumulated amortization:  2001 $213,028;
     2000 $182,101) ................................................        1,023,100        1,054,027
Other assets .......................................................          303,503          245,030
                                                                         ------------     ------------
         Total assets ..............................................     $189,035,422     $197,628,127
                                                                         ============     ============

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
     Deposits:
         Noninterest bearing deposits ..............................     $ 15,516,181     $ 16,899,057
         Interest bearing deposits .................................      154,944,680      162,767,041
                                                                         ------------     ------------
              Total deposits .......................................      170,460,861      179,666,098
     Capital lease obligation ......................................          445,618          470,826
     Collateralized borrowings .....................................          474,444          474,444
     Accrued expenses and other liabilities ........................          791,033          589,323
                                                                         ------------     ------------
              Total liabilities ....................................      172,171,956      181,200,691
                                                                         ------------     ------------

Shareholders' equity
     Common stock, $2 par value: 5,333,333 shares authorized; shares
         issued and outstanding :  2001 2,400,375; 2000 2,400,375 ..        4,800,750        4,800,750
     Additional paid-in capital ....................................       11,483,770       11,483,770
     Retained earnings .............................................          439,417          131,840
     Accumulated other comprehensive income - net unrealized
         gain on available for sale securities .....................          139,529           11,076
                                                                         ------------     ------------
              Total shareholders' equity ...........................       16,863,466       16,427,436
                                                                         ------------     ------------
              Total liabilities and shareholders' equity ...........     $189,035,422     $197,628,127
                                                                         ============     ============

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                  Three Months    Three Months
                                                                     Ended           Ended
                                                                 March 31, 2001  March 31, 2000
                                                                 --------------  --------------
Interest and Dividend Income
     Interest and fees on loans ............................       $2,914,090       $2,524,639
     Interest and dividends on investment securities .......          544,361          542,890
     Interest on federal funds sold ........................          282,838          286,762
                                                                   ----------       ----------
         Total interest and dividend income ................        3,741,289        3,354,291
                                                                   ----------       ----------
Interest Expense
     Interest on deposits ..................................        1,967,061        1,809,803
     Interest on capital lease obligation ..................           15,794           18,995
     Interest on collateralized borrowings .................           11,114            7,361
                                                                   ----------       ----------
         Total interest expense ............................        1,993,969        1,836,159
                                                                   ----------       ----------
         Net interest income ...............................        1,747,320        1,518,132
Provision for Loan Losses ..................................           43,500          109,500
                                                                   ----------       ----------
         Net interest income after provision for loan losses        1,703,820        1,408,632
                                                                   ----------       ----------
Non-Interest Income
     Mortgage brokerage referral fees ......................          582,687          521,669
     Fees and service charges ..............................           64,458           38,617
     Gains and origination fees from loans sold ............           15,634             --
     Other income ..........................................           34,732           12,800
                                                                   ----------       ----------
         Total non-interest income .........................          697,511          573,086
                                                                   ----------       ----------
Non-Interest Expenses
     Salaries and benefits .................................        1,105,427        1,047,154
     Occupancy and equipment expense, net ..................          240,637          189,575
     Data processing and other outside services ............          127,749          135,292
     Professional services .................................           95,321           72,250
     Advertising and promotional expenses ..................           56,726           70,869
     Forms, printing and supplies ..........................           38,875           63,111
     Regulatory assessments ................................           23,698           21,351
     Directors' fees and expenses ..........................           13,900           25,100
     Other non-interest expenses ...........................          197,615          193,153
                                                                   ----------       ----------
         Total non-interest expenses .......................        1,899,948        1,817,855
                                                                   ----------       ----------
         Income before income taxes ........................          501,383          163,863
Provision for Income Taxes .................................          193,806           77,250
                                                                   ----------       ----------

         Net income ........................................       $  307,577       $   86,613
                                                                   ==========       ==========

         Basic income per share ............................       $     0.13       $     0.04
                                                                   ==========       ==========

         Diluted income per share ..........................       $     0.13       $     0.04
                                                                   ==========       ==========

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                     Three Months     Three Months
                                                        Ended            Ended
                                                    March 31, 2001   March 31, 2000
                                                    --------------   --------------

Net income: ....................................       $307,577         $ 86,613

Unrealized holding gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during the period, net of taxes ............        128,453          (54,319)
                                                       --------         --------

    Comprehensive income .......................       $436,030         $ 32,294
                                                       ========         ========

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                    Three Months Ended
                                                                            March 31, 2001      March 31, 2000
                                                                            ----------------------------------
Cash Flows from Operating Activities
     Net income .........................................................     $    307,577      $     86,613
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and accretion of investment premiums and discounts, net           (2,667)           (1,549)
     Originations of loans held for sale ................................       (8,503,125)             --
     Proceeds from sales of loans held for sale .........................        8,503,125              --
     Provision for loan losses ..........................................           43,500           109,500
     Depreciation and amortization ......................................          106,626            90,348
     Changes in assets and liabilities:
         Increase (decrease) in deferred loan fees ......................           25,634           (62,508)
         Increase in accrued interest receivable ........................          (16,223)         (196,530)
         Increase in other assets .......................................          (46,494)         (163,530)
         Increase in accrued expenses and other liabilities .............          201,710           262,103
                                                                              ------------      ------------
         Net cash provided by operating activities ......................          619,663           124,447
                                                                              ------------      ------------
Cash Flows from Investing Activities
     Purchases of available for sale securities .........................       (5,027,622)             --
     Principal repayments on available for sale securities ..............          743,174           593,496
     Proceeds from maturities of available for sale securities ..........          499,290              --
     Proceeds from maturities of held to maturity securities ............          500,000              --
     Purchase of Federal Reserve Bank Stock .............................           (5,850)             --
     Purchase of Federal Home Loan Bank Stock ...........................          (24,300)             --
     Net increase in loans ..............................................       (2,185,895)       (4,370,354)
     Purchases of bank premises and equipment ...........................          (14,837)         (124,986)
                                                                              ------------      ------------
         Net cash used in investing activities ..........................       (5,516,040)       (3,901,844)
                                                                              ------------      ------------
Cash Flows from Financing Activities
     Net increase in demand, savings and money market deposits ..........        9,861,607         4,262,767
     Net decrease in time certificates of deposits ......................      (19,066,844)      (10,267,904)
     Principal payments on capital lease obligation .....................          (25,208)          (22,005)
                                                                              ------------      ------------
         Net cash used in financing activities ..........................       (9,230,445)       (6,027,142)
                                                                              ------------      ------------
         Net decrease in cash and cash equivalents ......................      (14,126,822)       (9,804,539)
Cash and cash equivalents
     Beginning ..........................................................       33,065,071        32,561,295
                                                                              ------------      ------------
     Ending .............................................................     $ 18,938,249      $ 22,756,756
                                                                              ============      ============
Supplemental Disclosures of Cash Flow Information
     Cash paid for:
         Interest .......................................................     $  1,978,069      $  1,828,797
                                                                              ============      ============
         Income Taxes ...................................................     $    181,737      $     19,000
                                                                              ============      ============

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)

The Consolidated Balance Sheet at December 31, 2000 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp) at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(2)

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2000.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for all of 2001.

(3)

Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the quarters ended March 31, 2001 and 2000.

          Quarter ended March 31, 2001

	Net Income	Shares	Amount

Basic Income Per Share Income available to common shareholders	$ 307,577	2,400,375	$ 0.13
Effect of Dilutive Securities Warrants/Stock Options outstanding	-	29,602	-

Diluted Income Per Share Income available to common shareholders plus assumed conversions	$ 307,577	2,429,977	$ 0.13

          Quarter ended March 31, 2000

	Net Income	Shares	Amount

Basic Income Per Share Income available to common shareholders	$ 86,613	2,160,952	$ 0.04
Effect of Dilutive Securities Warrants/Stock Options outstanding	-	57,974	-

Diluted Income Per Share Income available to common shareholders plus assumed conversions	$ 86,613	2,218,926	$ 0.04

(4)

Bancorp has two reportable segments, the commercial bank and the mortgage broker. The Bank provides its commercial customers with products such as commercial mortgage and construction loans, working capital loans, equipment loans and other business financing arrangements, and provides its consumer customers with residential mortgage loans, home equity loans and other consumer installment loans. The commercial bank segment also attracts deposits from both consumer and commercial customers, and invests such deposits in loans, investments and working capital. The commercial bank’s revenues are generated primarily from net interest income from its lending, investment and deposit activities.

The mortgage broker solicits and processes conventional mortgage loan applications from consumers on behalf of permanent investors, and originates loans for sale. Revenues are generated from loan brokerage and application processing fees received from permanent investors, and gains and origination fees from loans sold.

In 2001, the Company began allocating the amortization of goodwill relating to the acquisition of the mortgage broker operations to the mortgage broker segment. The 2000 segment information has been restated to conform with the 2001 presentation.

Information about reportable segments, and a reconciliation of such information to the consolidated financial statements for the quarters ended March 31, 2001 and 2000 is as follows (in thousands):

          Quarter ended March 31, 2001

	Bank	Mortgage Broker	Consolidated Totals

Net interest income	$ 1,747	$ -	$ 1,747
Non-interest income	85	612	697
Non-interest expense	1,369	531	1,900
Provision for loan losses	44	-	44
Income before taxes	420	81	501
Assets	188,926	109	189,035

          Quarter ended March 31, 2000

	Bank	Mortgage Broker	Consolidated Totals

Net interest income	$ 1,518	$ -	$ 1,518
Non-interest income	51	522	573
Non-interest expense	1,303	515	1,818
Provision for loan losses	110	-	110
Income before taxes	157	7	164
Assets	171,462	-	171,462

(5)	Certain 2000 amounts have been reclassified to conform with the 2001 presentation. Such reclassifications had no effect on net income.

Item 2.        Management’s Discussion and Analysis or Plan of Operation

(a)	Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

(b)	Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Bancorp had net income of $307,577 ($0.13 basic income per share and $0.13 diluted income per share) for the quarter ended March 31, 2001, compared to net income of $86,613 ($0.04 basic income per share and $0.04 diluted income per share) for the quarter ended March 31, 2000. On a pre-tax basis, income increased 206% during the quarter ended March 31, 2001 compared to the same period in 2000.

Total assets decreased $8.6 million from $197.6 million at December 31, 2000 to $189.0 million at March 31, 2001. The net loan portfolio increased $2.1 million from $126.4 million at December 31, 2000 to $128.5 million at March 31, 2001. For the quarter ended March 31, 2001, Bancorp recorded a provision for loan losses of $43,500 as compared to $109,500 for the corresponding period in 2000. The decrease in the charge to expense for the loan loss provision is due to continued strength in the credit quality of the loan portfolio and strong local economic conditions. During the quarter ended March 31, 2001 there were net recoveries of less than $1,000 as compared to net charge-offs of $5,000 for the quarter ended March 31, 2000. Deposits decreased $9.2 million from $179.7 million at December 31, 2000 to $170.5 million at March 31, 2001. Total shareholders equity increased $436,000 to $16.9 million at March 31, 2001 from $16.4 million at December 31, 2000.

FINANCIAL CONDITION

Assets

Bancorp’s total assets decreased $8.6 million from $197.6 million at December 31, 2000 to $189.0 million at March 31, 2001. Cash and cash equivalents decreased $14.1 million to $18.9 million at March 31, 2001. Cash and due from banks increased $3.3 million and federal funds sold decreased $17.4 million. This net decrease was due in part to a decrease in certificates of deposit maturing during the first quarter that were part of a prior premium rate certificate of deposit campaign. Available for sale securities increased $4.0 million and held to maturity securities decreased $0.5 million.

Loans

Bancorp’s net loan portfolio increased $2.1 million from $126.4 million at December 31, 2000 to $128.5 million at March 31, 2001. Loan growth was funded through a reduction in federal funds sold and maturities of investments. At March 31, 2001, the net loan to deposit ratio was 75.4% and the net loan to total assets ratio was 68.0%. At December 31, 2000, the net loan to deposit ratio was 70.4% and the net loan to total assets was 64.0%. Based on the increase in loan volume experienced by Bancorp during the first quarter of 2001, loan applications in process and Bancorp’s establishing of a new branch location, management anticipates strong loan demand for the remainder of the year.

Allowance for Loan Losses

The provision for loan losses is a charge against income and an addition to the allowance for loan losses. Management’s judgement in determining the adequacy of the allowance is based on an evaluation of individual loans, the risk characteristics and size of the loan portfolio, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and other relevant factors.

Based upon this evaluation, management believes the allowance for loan losses of $1.7 million at March 31, 2001, which represents 1.29% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans which may become uncollectible. At December 31, 2000, the allowance for loan losses was $1.6 million or 1.28% of gross loans outstanding.

Analysis of Allowance for Loan Losses

March 31,
(Thousands of dollars)	2001	2000

Balance at beginning of period	$1,645	$1,360
Charge-offs	0	(5)
Recoveries	0	0
Net recoveries (charge-offs)	0	(5)
Provision charged to operations	44	110
Balance at end of period	$1,689	$1,465

Ratio of net recoveries (charge-offs) during the period to average loans outstanding during the period.	(0.00%)	(0.00%)

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing and past due loans:

(Thousands of dollars)	March 31, 2001	December 31, 2000

Loans delinquent over 90 days still accruing	$ 194	$ 504
Non-accruing loans	1,572	1,759
Total	$ 1,766	$ 2,263

% of Total Loans	1.35%	1.77%
% of Total Assets	.93%	1.15%

Potential Problem Loans

At March 31, 2000, Bancorp had no loans other than those described above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits decreased $9.2 million from $179.7 million at December 31, 2000 to $170.5 million at March 31, 2001. Non-interest bearing deposits decreased $1.4 million due to lower levels of commercial demand deposit accounts. Interest bearing deposits decreased $7.8 million. Certificates of deposit decreased $19.1 million due to an outflow of maturing premium rate certificates; however, savings and money market deposits increased $4.5 million and NOW accounts increased $6.8 million due in part as a result of a shift of funds from maturing certificates of deposit.

RESULTS OF OPERATIONS

Interest and dividend income and expense

Bancorp’s interest and dividend income increased 11.54% or $386,998 for the quarter ended March 31, 2001 over the comparable period in 2000. The increase in interest income was primarily the result of higher average balances on loans.

Bancorp’s interest expense increased 8.59% or $157,810 for the quarter ended March 31, 2001 compared to the same period in 2000. The increase in interest expense is due primarily to higher average balances in a premium rate NOW account product.

Non-interest income

Non-interest income increased 21.71% or $124,425 to $697,511 for the quarter ended

March 31, 2001 as compared to the comparable period last year. A favorable interest rate environment and an increase in the volume of refinances resulted in an increase in mortgage broker referral fees of 11.70% or $61,018 to $582,687 for the quarter ended March 31, 2001 as compared to $521,669 for the same period last year. Service charges on deposit accounts increased 66.92% or $25,841 to $64,458 for the quarter ended March 31, 2001 from $38,617 for the quarter ended March 31, 2000; this increase is result of increases in account and transaction volumes.

Non-interest expenses

Non interest expenses increased 4.52% or $82,093 to $1,899,948 for the quarter ended March 31, 2001 from $1,817,855 for the quarter ended March 31, 2000. Increases in salary, occupancy and professional services were partially offset by decreases in forms, printing and supplies, directors’ fees, advertising and marketing, and data processing and other outside services expenses. Salaries and benefits expense increased 5.56% or $58,273 to $1,105,427 for the quarter ended March 31, 2001 from $1,047,154 for the quarter ended March 31, 2000 due to staffing additions and compensation adjustments. Occupancy and equipment expense, net increased 26.9% or $51,062 to $240,637 for the quarter ended March 31, 2001 from $189,575 for the quarter ended March 31, 2000; this increase is a result of increases in operating leases, property tax expenses, maintenance and repairs, and equipment expenses and a decrease in income from subleases. Professional services increased 31.9% or $23,071 to $95,321 for the quarter ended March 31, 2001 from $72,250 for the quarter ended March 31, 2000 due primarily to increases in audit and legal fees.

Bancorp’s establishing a new branch location in Norwalk, Connecticut, will result in additional capital expenditures as well as an increase in salaries and benefits and occupancy and equipment expenses.

Income Taxes

Bancorp recorded income tax expense of $193,806 for the quarter ended March 31, 2001 as compared to $77,250 for the quarter ended March 31, 2000, the increase in which is related primarily to the increase in pre-tax income.

LIQUIDITY

Bancorp’s liquidity position was 23.1% and 24.83% at March 31, 2001 and 2000, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, available for sale securities and held to maturity securities maturing in one year or less. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations.

The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates the Bancorp’s regulatory capital ratios at March 31, 2001 and December 31, 2000 respectively:

March 31, 2001	December 31, 2000
Leverage Capital	8.25%	7.73%
Tier 1 Risk-based Capital	9.88%	10.01%
Total Risk-based Capital	10.96%	11.10%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, Bancorp believes that at March 31, 2001 it is considered to be “well-capitalized” under applicable regulations. To be considered “well-capitalized”, an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

IMPACT OF INFLATION AND CHANGING PRICES

Bancorp’s consolidated financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, or disinflation, could significantly affect Bancorp’s earnings in future periods.

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of

Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide and (7) the effects of Bancorp’s opening of branches, and (8) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in Bancorp’s future filings with the SEC.

PART II - OTHER INFORMATION.

Item 6.        Exhibits and Reports on Form 8-K

           (a)     None.

           (b)     The issuer filed no reports on Form 8-K during the first quarter of 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT NATIONAL BANCORP, INC. (Registrant)

By:	/s/ Robert F. O'Connell
Robert F. O'Connell, Executive Vice President Chief Financial Officer

(On behalf of the registrant and as chief financial officer)

May 14, 2001