Form 10QSB
period 2001-06-30
PATRIOT NATIONAL BANCORP INC
filed 2001-08-14
CIK 1098146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001             Commission file number 000-29599

                         PATRIOT NATIONAL BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

        Connecticut                                  06-1559137
 (State of incorporation)              (I.R.S. Employer Identification Number)

                 900 Bedford Street, Stamford, Connecticut 06901
                    (Address of principal executive offices)

                                 (203) 324-7500
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 2,400,525 shares issued and outstanding as of the close of business July 31, 2001.

Transitional Small Business Disclosure Format (check one): Yes         No  X

                                Table of Contents

                                                                         Page

Part I        FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements                            3

Item 2.       Management's Discussion and Analysis or
              Plan of Operation                                           13

Part II       OTHER INFORMATION

Item 4.       Submission of matters to a vote of security holders         19

Item 6.       Exhibits and reports on Form 8-K                            20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS
                                                                                  June 30,     December 31,
                                                                                    2001           2000
                                                                                (Unaudited)
ASSETS
Cash and due from banks ...................................................    $  4,974,932    $  3,565,071
Federal funds sold ........................................................       6,000,000      29,500,000
                                                                               ------------    ------------
     Cash and cash equivalents ............................................      10,974,932      33,065,071

Available for sale securities (at fair value) .............................      34,208,235      20,706,974
Held to maturity securities ...............................................            --        12,298,058
Federal Reserve Bank stock ................................................         481,050         475,200
Federal Home Loan Bank stock ..............................................         617,900         593,600
Loans receivable (net of allowance for loan losses: 2001 $1,746,297;
     2000 $1,644,817) .....................................................     133,322,930     126,411,265
Accrued interest receivable ...............................................       1,204,868       1,228,920
Premises and equipment, net ...............................................         953,245         898,754
Deferred tax asset, net ...................................................         589,970         651,228
Goodwill (net of accumulated amortization:  2001 $244,031;
     2000 $182,101) .......................................................         992,097       1,054,027
Other assets ..............................................................         382,619         245,030
                                                                               ------------    ------------
         Total assets......................................................    $183,727,846    $197,628,127
                                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits:
         Noninterest bearing deposits .....................................    $ 16,241,181    $ 16,899,057
         Interest bearing deposits ........................................     148,948,492     162,767,041
                                                                               ------------    ------------
              Total deposits ..............................................     165,189,673     179,666,098
     Capital lease obligation .............................................         419,543         470,826
     Collateralized borrowings ............................................         474,444         474,444
     Accrued expenses and other liabilities ...............................         656,906         589,323
                                                                               ------------    ------------
              Total liabilities ...........................................     166,740,566     181,200,691
                                                                               ------------    ------------

Shareholders' equity
     Common stock, $2 par value: 5,333,333 shares authorized; shares
         issued and outstanding:  2001 2,400,525; 2000 2,400,375 ..........       4,801,050       4,800,750
     Additional paid-in capital ...........................................      11,484,649      11,483,770
     Retained earnings ....................................................         599,555         131,840
     Accumulated other comprehensive income - net unrealized
         gain on available for sale securities ............................         102,026          11,076
                                                                               ------------    ------------
              Total shareholders' equity ..................................      16,987,280      16,427,436
                                                                               ------------    ------------
              Total liabilities and shareholders' equity...................    $183,727,846    $197,628,127
                                                                               ============    ============

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                  Three Months Ended              Six Months Ended
                                                                        June 30,                       June 30,
                                                                  2001            2000           2001            2000

Interest and Dividend Income
   Interest and fees on loans ............................    $ 2,826,483     $ 2,738,652    $ 5,740,573     $ 5,263,291
   Interest and dividends on
      investment securities ..............................        545,250         514,982      1,089,611       1,057,869
   Interest on federal funds sold ........................         84,471         177,420        367,309         464,182
                                                              -----------     -----------    -----------     -----------
     Total interest and dividend income ..................      3,456,204       3,431,054      7,197,493       6,785,342
                                                              -----------     -----------    -----------     -----------
Interest Expense
   Interest on deposits ..................................      1,685,381       1,773,730      3,652,442       3,583,531
   Interest on capital lease obligation ..................         14,925          18,148         30,719          37,141
   Interest on collateralized borrowings .................          9,463           9,299         20,577          16,660
                                                              -----------     -----------    -----------     -----------
     Total interest expense ..............................      1,709,769       1,801,177      3,703,738       3,637,332
                                                              -----------     -----------    -----------     -----------
     Net interest income .................................      1,746,435       1,629,877      3,493,755       3,148,010
Provision for Loan Losses ................................         58,500         114,000        102,000         223,500
                                                              -----------     -----------    -----------     -----------
     Net interest income after
        provision for loan losses ........................      1,687,935       1,515,877      3,391,755       2,924,510
                                                              -----------     -----------    -----------     -----------
Non-Interest Income
   Mortgage brokerage referral fees ......................        898,585         605,817      1,481,272       1,127,487
   Fees and service charges ..............................         46,897          45,880        111,355          84,496
   Gains and origination fees from loans sold ............         39,320          15,015         54,954          15,015
   Loss on impaired investment security ..................       (117,678)           --         (117,678)           --
   Other income ..........................................          5,515          15,533         40,247          28,333
                                                              -----------     -----------    -----------     -----------
     Total non-interest income ...........................        872,639         682,245      1,570,150       1,255,331
                                                              -----------     -----------    -----------     -----------
Non-Interest Expenses
   Salaries and benefits .................................      1,344,595       1,080,560      2,450,022       2,127,714
   Occupancy and equipment expenses, net .................        283,875         211,656        524,512         401,231
   Data processing and other outside services ............        160,492        173,360         288,241        308,652
   Professional services .................................         85,498          70,981        180,819         143,231
   Advertising and promotional expenses ..................         70,078         102,110        126,804         172,980
   Forms, printing and supplies ..........................         39,090          40,392         77,965         103,503
   Regulatory assessments ................................         22,889          18,519         46,587          39,870
   Directors' fees and expenses ..........................         17,000          24,500         30,900          49,600
   Other non-interest expenses ...........................        208,161         239,022        405,776         432,175
                                                              -----------     -----------    -----------     -----------
     Total non-interest expenses .........................      2,231,678       1,961,100      4,131,626       3,778,956
                                                              -----------     -----------    -----------     -----------
     Income before income taxes ..........................        328,896         237,022        830,279         400,885
                                                              -----------     -----------    -----------     -----------
Provision for Income Taxes ...............................        120,751         107,903        314,557         185,153
                                                              -----------     -----------    -----------     -----------
     Net income ..........................................    $   208,145     $   129,119    $   515,722     $   215,732
                                                              ===========     ===========    ===========     ===========
     Basic income per share ..............................    $      0.09     $      0.06    $      0.21     $      0.10
                                                              ===========     ===========    ===========     ===========
     Diluted income per share ............................    $      0.09     $      0.06    $      0.21     $      0.10
                                                              ===========     ===========    ===========     ===========
     Dividends per share .................................    $      0.02     $      --      $      0.02     $      --
                                                            ===========     ===========    ===========     ===========

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                       Three Months Ended          Six Months Ended
                                                            June 30,                    June 30,
                                                       2001          2000          2001         2000
Net income .....................................    $ 208,145     $ 129,119     $ 515,722    $ 215,732

Unrealized holding gains (losses) on securities:
   Unrealized holding gains (losses) arising
   during the period, net of taxes .............      (37,503)      (88,341)       90,950     (142,660)
                                                    ---------     ---------     ---------    ---------

   Comprehensive income ........................    $ 170,642     $  40,778     $ 606,672    $  73,072
                                                    =========     =========     =========    =========

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                   Six Months Ended
                                                                                            June 30, 2001    June 30, 2000
Cash Flows from Operating Activities
     Net income ........................................................................    $    515,722     $    215,732
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and accretion of investment premiums and discounts, net ..............          (6,726)          (3,350)
     Originations of loans held for sale ...............................................     (20,509,950)      (1,521,410)
     Proceeds from sales of loans held for sale ........................................      20,509,950        1,521,410
     Provision for loan losses .........................................................         102,000          223,500
     Loss on impaired investment security ..............................................         117,678             --
     Depreciation and amortization .....................................................         213,082          197,005
     Changes in assets and liabilities:
         Increase (decrease) in deferred loan fees .....................................          61,362          (63,681)
         Decrease (increase) in accrued interest receivable ............................          24,052         (378,109)
         Increase in other assets ......................................................        (100,087)         (63,354)
         Increase in accrued expenses and other liabilities ............................          19,576          116,230
                                                                                            ------------     ------------
         Net cash provided by operating activities .....................................         946,659          243,973
                                                                                            ------------     ------------
Cash Flows from Investing Activities
     Purchases of available for sale securities ........................................     (10,115,072)            --
     Proceeds from sales of available for sale securities ..............................       6,000,000             --
     Principal repayments on available for sale securities .............................       1,953,830        1,295,985
     Proceeds from maturities of available for sale securities .........................         499,290             --
     Proceeds from maturities of held to maturity securities ...........................         500,000             --
     (Purchase) redemption of Federal Reserve Bank Stock ...............................          (5,850)          13,550
     Purchase of Federal Home Loan Bank Stock ..........................................         (24,300)        (286,600)
     Net increase in loans .............................................................      (7,075,027)     (16,680,607)
     Purchases of bank premises and equipment ..........................................        (243,140)        (185,304)
                                                                                            ------------     ------------
         Net cash used in investing activities .........................................      (8,510,269)     (15,842,976)
                                                                                            ------------     ------------
Cash Flows from Financing Activities
     Net increase in demand, savings and money market deposits .........................      14,020,453       13,264,940
     Net decrease in time certificates of deposits .....................................     (28,496,878)      (9,003,923)
     Principal payments on capital lease obligation ....................................         (51,283)         (44,858)
     Increase in collateralized borrowings .............................................            --            150,000
     Proceeds from issuance of common stock ............................................           1,179        1,904,436
                                                                                            ------------     ------------
         Net cash used in financing activities .........................................     (14,526,529)      6, 270,595
                                                                                            ------------     ------------
         Net decrease in cash and cash equivalents .....................................     (22,090,139)      (9,328,408)
Cash and cash equivalents
     Beginning .........................................................................      33,065,071       32,561,295
                                                                                            ------------     ------------
     Ending ............................................................................    $ 10,974,932     $ 23,232,887
                                                                                            ============     ============

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

                                                                                                   Six Months Ended
                                                                                            June 30, 2001    June 30, 2000

Supplemental Disclosures of Cash Flow Information
     Cash paid for:
         Interest.......................................................................    $  3,700,114     $  3,637,332
                                                                                            ============     ============
         Income Taxes...................................................................    $    645,700     $     53,000
                                                                                            ============     ============

Supplemental disclosure of noncash investing and financing activities:
     Transfer of held to maturity securities to
         available for sale securities..................................................    $ 11,796,300     $        -
                                                                                            ============     ============

     Unrealized holding gain (loss) on available for sale
         securities arising during the period...........................................    $    152,209     $   (239,202)
                                                                                            ============     ============

     Dividends declared on common stock.................................................    $     48,007     $        -
                                                                                            ============     ============

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)      The  Consolidated  Balance  Sheet at December 31, 2000 has been derived from the audited financial statements of Patriot National Bancorp, Inc.
         ("Bancorp)  at that date,  but does not include all of the  information and footnotes required by generally accepted accounting  principles for complete financial statements.

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

         The information furnished reflects,  in the opinion of management,  all adjustments,  consisting of normal recurring accruals,  necessary for a fair presentation of the results of the interim periods presented.  The results of operations  for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for all of 2001.

(3)      Bancorp is  required  to  present  basic  income per share and  diluted income  per share in its  income  statements.  Basic  income  per share amounts are  computed by dividing  net income by the  weighted  average number of common shares  outstanding.  Diluted income per share assumes exercise  of all  potential  common  stock in weighted  average  shares outstanding,  unless  the  effect  is  antidilutive.  Bancorp  is  also required to provide a  reconciliation  of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information  about the computation of income per share for the quarters and six months ended June 30, 2001 and 2000.

         Quarter ended June 30, 2001
                                                              Net Income           Shares           Amount
         Basic Income Per Share
           Income available to common shareholders .......    $ 208,145          2,400,525        $   0.09
         Effect of Dilutive Securities
           Warrants/Stock Options outstanding ............        -                 24,621            -
                                                              --------------------------------------------
         Diluted Income Per Share
           Income available to common shareholders
           plus assumed conversions ......................    $ 208,145          2,425,146        $   0.09
                                                              ============================================

         Quarter ended June 30, 2000
                                                              Net Income           Shares           Amount
         Basic Income Per Share
           Income available to common shareholders .......    $ 129,119          2,166,100          $ 0.06
         Effect of Dilutive Securities
           Warrants/Stock Options outstanding ............         --               34,966            --

         Diluted Income Per Share
           Income available to common shareholders
           plus assumed conversions ......................    $ 129,119          2,201,066          $ 0.06
                                                              ============================================

         Six months ended June 30, 2001
                                                              Net Income           Shares           Amount
         Basic Income Per Share
           Income available to common shareholders .......    $ 515,722          2,400,450          $ 0.21
         Effect of Dilutive Securities
           Warrants/Stock Options outstanding ............         --               27,112            --

         Diluted Income Per Share
           Income available to common shareholders
           plus assumed conversions ......................    $ 515,722          2,427,562          $ 0.21
                                                              ============================================

         Six months ended June 30, 2000
                                                              Net Income           Shares           Amount
         Basic Income Per Share
           Income available to common shareholders .......    $ 215,732          2,163,526          $ 0.10
         Effect of Dilutive Securities
           Warrants/Stock Options outstanding ............         --               46,470            --

         Diluted Income Per Share
           Income available to common shareholders
           plus assumed conversions ......................    $ 215,732          2,209,996          $ 0.10
                                                              ============================================

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

         Information  about reportable  segments,  and a reconciliation  of such information to the consolidated  financial  statements for the quarters and  six  months  ended  June  30,  2001  and  2000 is as  follows  (in thousands):

         Quarter ended June 30, 2001

                                                    Mortgage   Consolidated
                                          Bank       Broker       Totals

         Net interest income ......    $  1,746    $   --       $  1,746
         Non-interest income ......          43         947          990
         Non-interest expense .....       1,670         679        2,349
         Provision for loan losses.          58        --             58
         Income before taxes ......          61         268          329
         Assets ...................     183,568         160      183,728

         Quarter ended June 30, 2000

                                                    Mortgage   Consolidated
                                          Bank       Broker       Totals

         Net interest income ......    $  1,630    $   --       $  1,630
         Non-interest income ......          76         606          682
         Non-interest expense .....       1,211         750        1,961
         Provision for loan losses.         114        --            114
         Income (loss) before taxes         382        (145)         237
         Assets ...................     183,583          72      183,655

         Six months ended June 30, 2001

                                                    Mortgage   Consolidated
                                          Bank       Broker       Totals

         Net interest income ......    $  3,494    $   --       $  3,494
         Non-interest income ......         129       1,559        1,688
         Non-interest expense .....       3,039       1,210        4,249
         Provision for loan losses.         102        --            102
         Income before taxes ......         481         349          830
         Assets ...................     183,568         160      183,728

         Six months ended June 30, 2000

                                                    Mortgage   Consolidated
                                          Bank       Broker       Totals

         Net interest income ......    $  3,148    $   --       $  3,148
         Non-interest income ......         128       1,127        1,255
         Non-interest expense .....       2,514       1,265        3,779
         Provision for loan losses          224        --            224
         Income (loss) before taxes         539        (138)         401
         Assets ...................     183,583          72      183,655

(5)      Certain 2000 amounts  have been  reclassified  to conform with the 2001 presentation. Such reclassifications had no effect on net income.

(6)      In May  2001,  the  Company  transferred  all of its  held to  maturity securities,  which had a carrying  value of  $11,796,300 at the time of transfer,  to the  available  for  sale  category.  At the  time of the transfer,  the Bank  recognized  an  unrealized  loss of $154,147 as an adjustment to other comprehensive income.

(7)      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting  Standards No. 141, Business  Combinations (FAS
         141).  The  Statement  is  effective  for  all  business   combinations
         initiated  after  June  30,  2001  and  for all  Business  Combinations accounted for by the purchase  method that are completed after June 30,
         2001.  FAS 141 prohibits  the pooling of interest  method of accounting for business  combinations  and prescribes the initial  recognition and measurement  of goodwill and other  intangible  assets,  accounting for negative  goodwill and the required  disclosures in respect of business combinations.

         In July 2001,  the  Financial  Accounting  Standards  Board also issued
         Statement of Financial Accounting Standards No. 142, Goodwill and Other
         Intangible  Assets (FAS 142).  The  Statement is  effective  for fiscal years  beginning  after December 15, 2001 and may not be  retroactively applied to financial statements of prior periods. FAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with  indefinite  useful lives  should not be  amortized  but should be tested for impairment  annually.  Goodwill and  intangible  assets with indefinite  useful lives will no longer be tested for impairment  under
         Statement of Financial Accounting Standards No. 121, Accounting for the
         Impairment  of  Long-Lived  Assets  and  for  Long-Lived  Assets  to be
         Disposed of (FAS 121).

         The Company is required to adopt the provisions of FAS 141  immediately and FAS 142 with  effect from  January 1, 2002.  Any  goodwill  and any intangible asset determined to have an indefinite  useful life acquired in a purchase business  combination  completed after June 30, 2001 will not be amortized and will continue to be evaluated for impairment under
         FAS 121 until the date that FAS 142 applies in its  entirety.  Goodwill and intangible assets acquired in business combinations

         completed  before July 1, 2001 will continue to be amortized  until the adoption of FAS 142.

         As of the date of  adoption,  the Company  expects to have  unamortized goodwill of $930,167 which will be subject to the transition provisions of FAS 141 and FAS 142.  Amortization  expense  related to goodwill was
         $123,860  and $61,930 for the year ended  December 31, 2000 and the six months  ended June 30,  2001,  respectively.  Because of the  extensive effort  needed to comply with  adopting  FAS 141 and FAS 142, it is not practicable  to  estimate  reasonably  the  impact  of  adopting  these
         Statements  on the Company's  financial  statements at the date of this report,  including  whether  any  transitional  impairment  losses will require  to be  recognized  as the  cumulative  effect  of a change  in accounting principles.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         (a)    Plan of Operation

Not  applicable  since Bancorp had revenues from  operations in each of the last two fiscal years.

         (b)    Management's Discussion and Analysis of
                Financial Condition and Results of Operations

SUMMARY

Bancorp  had net  income of  $208,145  ($0.09  basic  income per share and $0.09 diluted  income per share) for the quarter ended June 30, 2001,  compared to net income of $129,119  ($0.06 basic income per share and $0.06  diluted  income per share) for the quarter ended June 30, 2000.  For the six month period ended June
30, 2001,  net income was $515,722  which  represents an increase of $299,990 or
139% when compared to the six months ended June 30, 2000.

Total assets decreased $13.9 million from $197.6 million at December 31, 2000 to
$183.7 million at June 30, 2001.  The net loan portfolio  increased $6.9 million from $126.4 million at December 31, 2000 to $133.3 million at June 30, 2001. For the six months ended June 30, 2001, Bancorp recorded a provision for loan losses of $102,000 as compared to $223,500 for the  corresponding  period in 2000.  The decrease in the loan loss  provision is due to continued  strength in the credit quality of the loan portfolio and strong local economic  conditions.  During the six months ended June 30, 2001 there were net  charge-offs of $1,000 as compared to net  charge-offs of $15,000 for the six months ended June 30, 2000.  Deposits decreased  $14.5  million  from $179.7  million at  December  31, 2000 to $165.2 million at June 30, 2001. Total shareholders' equity increased $560,000 to $17.0 million at June 30, 2001 from $16.4 million at December 31, 2000.

FINANCIAL CONDITION

Assets

Bancorp's  total assets  decreased $13.9 million from $197.6 million at December
31, 2000 to $183.7 million at June 30, 2001. Cash and cash equivalents decreased
$22.1  million  to $10.9  million  at June  30,  2001.  Cash and due from  banks increased $1.4 million and federal funds sold decreased $23.5 million.  This net decrease  was due to the  increase in the loan  portfolio of $6.9 million and an outflow of  certificates  of deposit  maturing during the first half of the year that were part of a prior premium rate certificate of deposit  campaign.  Due to the current  liquidity  position it was decided that the Bank would not continue to pay premium rates on these deposits. Available for sale securities increased

$13.5  million;  $11.8  million  of  this  increase  represents  a  transfer  of securities from the held to maturity classification.

Loans

Bancorp's  net loan  portfolio  increased  $6.9 million  from $126.4  million at
December 31, 2000 to $133.3 million at June 30, 2001.  Increases in construction loans and  residential  real  estate  loans of $7.8  million  and $3.5  million, respectively,  were partially  offset by decreases in: home equity loans of $2.8 million,  commercial  real estate  loans of $1.3 million and other loans of $0.3 million.  Loan growth was funded primarily  through a reduction in federal funds sold. At June 30, 2001, the net loan to deposit ratio was 80.7% and the net loan to total assets ratio was 72.6%.  At December 31, 2000,  the net loan to deposit ratio  was  70.4%  and the net loan to total  assets  was  64.0%.  Based on loan applications in process and Bancorp's establishing a new branch location, during the third quarter of 2001, management anticipates continued moderate loan demand for the remainder of the year.

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

Based upon this evaluation, management believes the allowance for loan losses of
$1.7  million  at  June  30,  2001,   which  represents  1.29%  of  gross  loans
outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing  loans which are expected to become  uncollectible.  At December 31,
2000,  the  allowance  for loan losses was $1.6  million or 1.28% of gross loans outstanding.

Analysis of Allowance for Loan Losses
                                                                          June 30,
         (Thousands of dollars)                                      2001         2000

          Balance at beginning of period ............              $ 1,645      $ 1,360
                                                             ---------------------------

          Charge-offs ...............................                   (2)         (15)

          Recoveries ................................                    1            0
                                                             ---------------------------

          Net charge-offs ...........................                   (1)         (15)
                                                             ---------------------------

          Provision charged to operations ...........                  102          224
                                                             ---------------------------

          Balance at end of period ..................              $ 1,746      $ 1,569
                                                             ===========================

          Ratio of net charge-offs
                   during the period to average loans
                   outstanding during the period ....                (0.00%)      (0.00%)
                                                             ===========================

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing and past due loans:

                                                                  June 30,  December 31,
         (Thousands of dollars)                                     2001        2000

          Loans delinquent over 90
                   days still accruing                             $    80      $   504

          Non-accruing loans ........................                1,573        1,759
                                                             --------------------------

          Total .....................................              $ 1,653      $ 2,263
                                                             ==========================

          % of Total Loans ..........................                 1.22%        1.77%
          % of Total Assets .........................                  .90%        1.15%

Potential Problem Loans

At June 30 2001,  Bancorp had no loans other than those  disclosed  in the table above, as to which  management has  significant  doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits  decreased $14.5 million from $179.7 million at December 31, 2000 to $165.2 million at June 30, 2001. Non-interest bearing deposits decreased $0.7 million due to lower levels of  commercial  demand  deposit  accounts.  Interest bearing  deposits  decreased $13.8 million.  Certificates  of deposit  decreased
$28.5 million due to an outflow of maturing premium rate certificates;  however, savings and money market deposits increased $2.7 million and IOLTA and Super NOW accounts increased $4.7 million and $7.3 million,  respectively. The increase in
Super NOW accounts is due in part as a result of a shift of funds from  maturing certificates of deposit.

RESULTS OF OPERATIONS

Interest and dividend income and expense

Bancorp's  interest  and  dividend  income  increased  0.73% or $25,150  for the quarter ended June 30, 2001 over the  comparable  period in 2000.  The impact of higher outstanding average balances on loans was offset by decreases in interest rates on variable rate loans and  investments  due to Federal  Reserve Bank rate reductions.  For the six month period ended June 30, 2001, interest and dividend income was $7.2  million  which  represents  an  increase of $0.4  million  over interest and dividend income of $6.8 million for the same period last year.

Bancorp's interest expense decreased 5.07% or $91,408 for the quarter ended June
30, 2001 compared to the same period in 2000.  The decrease in interest  expense is due primarily to lower outstanding  average balances  resulting from maturing premium rate  certificates  of deposit.  For the six month period ended June 30,
2001, interest expense increased $66,406 or 1.83% to $3.7 million as compared to
$3.6 million for the six months ended June 30, 2000.

Non-interest income

Non-interest  income  increased  27.91% or $190,394 to $872,639  for the quarter ended June 30, 2001 as compared to the comparable  period last year. A favorable interest  rate  environment  and an  increase  in the volume of loan  refinances resulted in an increase in mortgage  broker  referral fees of 48.33% or $292,768 to $898,585 for the quarter  ended June 30, 2001 as compared to $605,817 for the same period last year.  Included in non-interest  income for the quarter and six months  ended June 30,  2001 is a charge of $117,678  representing  a write down provision  made  for  the  permanent  impairment  of a  debt  security  due to a deterioration in the financial condition of the issuer;  management continues to closely  monitor the status and  performance  of the issuer.  For the six months ended June 30, 2001  non-interest  income  increased  $314,819 or 25.08% to $1.6 million as  compared to $1.3  million  for the same  period last year.  Mortgage broker and  referral  fees  increased  31.38% to $1.5 million for the six months ended June 30, 2001 from $1.1 million for the six months ended June 30, 2000 for the reasons cited earlier.  Service charges on deposit accounts increased 31.79%
or $26,859 to $111,355  for the six months  ended June 30, 2001 from $84,496 for the six months ended June 30, 2000;  this increase is the result of increases in account and transaction volumes.

Non-interest expenses

Non interest expenses increased 13.80% or $270,578 to $2.2 million for the quarter ended June 30, 2001 from $1.9 million for the quarter ended June 30,
2000. Increases in salary,

occupancy  and  professional  services  were  partially  offset by  decreases in advertising and promotional expenses, data processing and other outside services and director fees. Salaries and benefits expense increased 24.44% or $264,035 to
$1.3 million for the quarter ended June 30, 2001 from $1 million for the quarter ended  June 30,  2000 due  primarily  to  staffing  additions  and  compensation adjustments  made during the fourth  quarter of 2000.  Occupancy  and  equipment expense,  net increased 34.12% or $72,219 to $283,875 for the quarter ended June
30, 2001 from $211,656 for the quarter  ended June 30, 2000;  this increase is a result of increases in operating leases, property tax expenses,  maintenance and repairs,  and  equipment  expenses  and a  decrease  in income  from  subleases.
Professional  services  increased  20.45% or $14,517 to $85,498  for the quarter ended  June 30,  2001 from  $70,981  for the  quarter  ended  June 31,  2000 due primarily to increases in audit and legal fees.

For the six months ended June 30, 2001, non-interest expenses increased $352,670 or 9.33% to $4.1  million  from $3.8  million  for the same period last year for similar reasons previously cited.  Increases in salary and benefits of $322,208, occupancy and equipment,  net of $123,281 and  professional  services of $37,588 were partially  offset by decreases in advertising and  promotional  expenses of
$46,176,  forms  printing and  supplies of $25,538,  data  processing  and other outside services of $20,411,  directors' fees of $18,700 and other  non-interest expenses of $26,399.  Decreases in advertising and promotional  expenses are due largely to a reduction in promotional campaigns in this year as compared to last year.

Bancorp  expects to open a new branch  location in Norwalk,  Connecticut,  which will  result  in  additional  capital  expenditures  as well as an  increase  in salaries and benefits, and occupancy and equipment expenses.

Income Taxes

Bancorp  recorded  income tax expense of $120,751 for the quarter ended June 30,
2001 as compared to $107,903 for the quarter  ended June 30,  2000.  For the six months  ended June 30,  2001,  income tax  expense  was  $314,557 as compared to
$185,153 for the same period last year. These increases are related primarily to the increases in pre-tax income.  The effective tax rates for the quarters ended
June 30,  2001 and June 30,  2000 were  36.71%  and  45.52%,  respectively;  the effective  tax rates for the six months  ended June 30,  2001 and June 30,  2000 were 37.89% and 46.19%, respectively.

LIQUIDITY

Bancorp's  liquidity  position  was 24.59% and 23.53% at June 30, 2001 and 2000, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total  assets.  The  following  categories  of  assets  as  described  in the accompanying  consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, available

for sale  securities  and held to  maturity  securities  maturing in one year or less.  Liquidity is a measure of Bancorp's  ability to generate adequate cash to meet  financial  obligations.  The principal  cash  requirements  of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio.  Management  believes  Bancorp's  short-term  assets have sufficient  liquidity to cover loan demand,  potential  fluctuations  in deposit accounts,  the costs  related  to  opening  the new  branch  office in the third quarter of 2001, and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates the Bancorp's  regulatory capital ratios at June
30, 2001 and December 31, 2000 respectively:

                                               June 30, 2001   December 31, 2000

     Leverage Capital ....................          8.67%            7.73%

     Tier 1 Risk-based Capital ...........         10.22%           10.01%

     Total Risk-based Capital ............         11.35%           11.10%

Capital  adequacy is one of the most  important  factors used to  determine  the safety and soundness of individual  banks and the banking  system.  Based on the above  ratios,  Bancorp  believes  that at June 30, 2001 it is  considered to be
"well-capitalized"    under   applicable    regulations.    To   be   considered
"well-capitalized",  an institution must generally have a leverage capital ratio of at least  5%, a Tier 1  risk-based  capital  ratio of at least 6% and a total risk-based capital ratio of at least 10%.

IMPACT OF INFLATION AND CHANGING PRICES

Bancorp's  consolidated  financial  statements  have been  prepared  in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and  liabilities  of a financial  institution  are monetary in nature.  As a  result,  interest  rates  have a  more  significant  impact  on a financial  institution's  performance  than the  general  levels  of  inflation.
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

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp's public reports, including this report, and in particular  in this  "Management's  Discussion  and Analysis of Financial
Condition  and Results of  Operation,"  may be forward  looking and subject to a variety of risks and uncertainties.  These factors include,  but are not limited to, (1) changes in  prevailing  interest  rates which would  affect the interest earned  on  Bancorp's  interest  earning  assets  and the  interest  paid on its interest bearing liabilities,  (2) the timing of repricing of Bancorp's interest earning assets and interest  bearing  liabilities,  (3) the effect of changes in
governmental   monetary  policy,  (4)  the  effect  of  changes  in  regulations applicable  to  Bancorp  and  the  conduct  of  its  business,  (5)  changes  in competition  among  financial  service  companies,  including  possible  further encroachment  of non-banks on services  traditionally  provided by banks and the impact of recently enacted federal  legislation,  (6) the ability of competitors which are larger  than  Bancorp to provide  products  and  services  which it is impracticable for Bancorp to provide and (7) the effects of Bancorp's opening of branches,  and (8) the  effect  of any  decision  by  Bancorp  to  engage in any business not  historically  permitted to it. Other such factors may be described in Bancorp's future filings with the SEC.

                          PART II - OTHER INFORMATION.

Item 4.  Submission of Matters to a vote of Security Holders

(a)  The Annual  Meeting  of  Shareholders  (the  "Annual  Meeting")  of Patriot
     National Bancorp, Inc. was held on June 20, 2001.

(b)  Not applicable  pursuant to Instruction 3 to Item 4 of Part II of Form 10 -
     QSB

(c)  The  following  is a brief  description  of the  matters  voted upon at the
     Annual  Meeting  and the number of votes cast for,  against or  withheld as well as the number of abstentions to each such matter:

         (i)  The election of eleven directors for the ensuing year:

                                                                 Withheld
                                                                 Authority
                                                 For            to Vote for

                   Herbert A. Bregman        22,855,745           669,064
                   Angelo De Caro            22,845,625           679,184
                   Fred A. DeCaro, Jr.       20,978,408         2,546,401
                   John A. Geoghegan         22,857,945           666,864
                   L. Morris Glucksman       22,855,745           669,064
                   Charles F. Howell         22,832,315           692,494
                   Michael Intrieri          22,821,315           703,494
                   Richard Naclerio          22,857,945           666,864
                   Paul C. Settelmeyer       22,832,315           692,494
                   Salvatore Trovato         22,857,945           666,864
                   Philip W. Wolford         22,857,945           666,864

        (ii)  The  consideration  of a  proposal  to ratify the  appointment  of
              McGladrey & Pullen, LLP as independent accountants for Bancorp for the year ending December 31, 2001.

                         For                  Against             Abstain
                      2,131,469                5,550               1,600

         (d)  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  None.

         (b)  The issuer filed  no reports on Form 8-K during the second quarter of 2001.

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

August 14, 2001

