Form 10QSB
period 2001-09-30
PATRIOT NATIONAL BANCORP INC
filed 2001-11-14
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

900 Bedford Street, Stamford, Connecticut 06901
(Address of principal executive offices)

       (203) 324-7500
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 2,400,525 shares issued and outstanding as of the close of business October 31, 2001.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS
                                                                               September 30,   December 31,
                                                                                    2001           2000
                                                                               ----------------------------
                                                                                (Unaudited)
ASSETS
Cash and due from banks....................................................    $  5,653,017    $  3,565,071
Federal funds sold ........................................................       7,300,000      29,500,000
Short term investments ....................................................      10,214,356            --
                                                                               ------------    ------------
     Cash and cash equivalents ............................................      23,167,373      33,065,071

Available for sale securities (at fair value) .............................      37,513,788      20,706,974
Held to maturity securities ...............................................            --        12,298,058
Federal Reserve Bank stock ................................................         481,050         475,200
Federal Home Loan Bank stock ..............................................         617,900         593,600
Loans receivable (net of allowance for loan losses: 2001 $1,824,454;
     2000 $1,644,817) .....................................................     132,563,488     126,411,265
Accrued interest receivable ...............................................       1,203,537       1,228,920
Premises and equipment, net ...............................................         943,007         898,754
Deferred tax asset, net ...................................................         407,656         651,228
Goodwill (net of accumulated amortization:  2001 $275,034;
     2000 $182,101) .......................................................         961,094       1,054,027
Other assets ..............................................................         360,739         245,030
                                                                               ------------    ------------
         Total assets.....................................................     $198,219,632    $197,628,127
                                                                               ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits:
         Noninterest bearing deposits .....................................    $ 15,432,548    $ 16,899,057
         Interest bearing deposits ........................................     163,563,445     162,767,041
                                                                               ------------    ------------
              Total deposits ..............................................     178,995,993     179,666,098
     Capital lease obligation .............................................         392,744         470,826
     Collateralized borrowings ............................................         474,444         474,444
     Accrued expenses and other liabilities ...............................         975,550         589,323
                                                                               ------------    ------------
              Total liabilities ...........................................     180,838,731     181,200,691
                                                                               ------------    ------------
Shareholders' equity
     Common stock, $2 par value: 5,333,333 shares authorized; shares
         issued and outstanding:  2001 2,400,525; 2000 2,400,375 ..........       4,801,050       4,800,750
     Additional paid-in capital ...........................................      11,484,649      11,483,770
     Retained earnings ....................................................         722,761         131,840
     Accumulated other comprehensive income - net unrealized
         gain on available for sale securities, net of tax ................         372,441          11,076
                                                                               ------------    ------------
              Total shareholders' equity ..................................      17,380,901      16,427,436
                                                                               ------------    ------------
              Total liabilities and shareholders' equity..................     $198,219,632    $197,628,127
                                                                               ============    ============

          See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                            2001            2000            2001             2000
                                                        ------------    ------------    ------------     ------------

Interest and Dividend Income
   Interest and fees on loans .......................   $  2,766,458    $  2,974,102    $  8,507,031     $  8,237,393
   Interest and dividends on
      investment securities .........................        487,690         514,497       1,577,301        1,572,366
   Interest on federal funds sold ...................         77,319         355,300         444,628          819,482
                                                        ------------    ------------    ------------     ------------
     Total interest and dividend income .............      3,331,467       3,843,899      10,528,960       10,629,241
                                                        ------------    ------------    ------------     ------------
Interest Expense
   Interest on deposits .............................      1,590,378       2,107,567       5,242,820        5,691,098
   Interest on capital lease obligation .............         14,200          17,540          44,919           54,681
   Interest on collateralized borrowings ............          8,572          11,969          29,149           28,629
   Interest on other borrowings .....................            107            --               107             --
                                                      ------------    ------------    ------------     ------------
     Total interest expense .........................      1,613,257       2,137,076       5,316,995        5,774,408
                                                        ------------    ------------    ------------     ------------
     Net interest income ............................      1,718,210       1,706,823       5,211,965        4,854,833
Provision for Loan Losses ...........................         78,000          64,500         180,000          288,000
                                                        ------------    ------------    ------------     ------------
     Net interest income after
        provision for loan losses ...................      1,640,210       1,642,323       5,031,965        4,566,833
                                                        ------------    ------------    ------------     ------------
Non-Interest Income
   Mortgage brokerage referral fees .................        803,755         645,449       2,285,027        1,772,936
   Fees and service charges .........................         76,183          56,023         187,538          140,519
   Gains and origination fees from loans sold .......          4,510          20,105          59,464           35,120
   Loss on impaired investment security .............           --              --          (117,678)            --
   Other income .....................................         19,703          25,615          59,950           53,948
                                                        ------------    ------------    ------------     ------------
     Total non-interest income ......................        904,151         747,192       2,474,301        2,002,523
                                                        ------------    ------------    ------------     ------------
Non-Interest Expenses
   Salaries and benefits ............................      1,393,808       1,093,932       3,843,830        3,221,646
   Occupancy and equipment expenses, net ............        282,754         224,884         807,266          626,115
   Data processing and other outside services .......        156,920         131,173         445,161          439,825
   Professional services ............................         86,045          97,380         266,864          240,611
   Advertising and promotional expenses .............         80,270          75,883         207,074          248,863
   Forms, printing and supplies .....................         37,739          31,059         115,704          134,562
   Regulatory assessments ...........................         22,032          21,557          68,619           61,427
   Directors' fees and expenses .....................         13,900           1,072          44,800           50,672
   Other non-interest expenses ......................        197,611         216.547         603,387          648,722
                                                        ------------    ------------    ------------     ------------
     Total non-interest expenses ....................      2,271,079       1,893,487       6,402,705        5,672,443
                                                        ------------    ------------    ------------     ------------
     Income before income taxes .....................        273,282         496,028       1,103,561          896,913
                                                        ------------    ------------    ------------     ------------
Provision for Income Taxes ..........................        102,069         214,829         416,626          399,982
                                                        ------------    ------------    ------------     ------------
     Net income .....................................   $    171,213    $    281,199    $    686,935     $    496,931
                                                        ============    ============    ============     ============
     Basic income per share .........................   $       0.07    $       0.12    $       0.29     $       0.22
                                                        ============    ============    ============     ============
     Diluted income per share .......................   $       0.07    $       0.12    $       0.28     $       0.22
                                                        ============    ============    ============     ============
     Dividends per share ............................   $       0.02    $       --      $       0.04     $       --
                                                      ============    ============    ============     ============
           See accompanying notes to consolidated financial statements

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                 Three Months  Ended          Nine Months Ended
                                                     September 30,               September 30,
                                                  2001          2000          2001         2000
                                             ------------------------------------------------------
Net income ...............................    $  171,213    $  281,199    $  686,935    $  496,931

Unrealized holding gains on securities:
   Unrealized holding gains arising
   during the period, net of taxes .......       270,415       267,694       361,365       125,034
                                              ----------    ----------    ----------    ----------

   Comprehensive income ..................    $  441,628    $  548,893    $1,048,300    $  621,965
                                              ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                  2001             2000
                                                                             ------------------------------
Cash Flows from Operating Activities
     Net income .........................................................    $    686,935     $    496,931
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and accretion of investment premiums and discounts, net         (10,078)          (8,013)
     Originations of loans held for sale ................................     (24,810,110)      (9,906,130)
     Proceeds from sales of loans held for sale .........................      24,810,110        9,906,130
     Provision for loan losses ..........................................         180,000          288,000
     Loss on impaired investment security ...............................         117,678             --
     Depreciation and amortization ......................................         337,542          307,184
     Changes in assets and liabilities:
         Increase in deferred loan fees .................................          60,321          188,423
         Decrease (increase) in accrued interest receivable .............          25,383         (287,398)
         Increase in other assets .......................................         (89,686)        (162,647)
         Increase in accrued expenses and other liabilities .............         338,220          134,436
                                                                             ------------     ------------
         Net cash provided by operating activities ......................       1,646,315          956,916
                                                                             ------------     ------------
Cash Flows from Investing Activities
     Purchases of available for sale securities .........................     (13,984,034)      (3,000,000)
     Proceeds from sales of available for sale securities ...............       6,000,000             --
     Principal repayments on available for sale securities ..............       2,973,325        2,518,209
     Proceeds from maturities of available for sale securities ..........         499,290             --
     Proceeds from maturities of held to maturity securities ............         500,000             --
     Purchase of Federal Reserve Bank Stock .............................          (5,850)         (60,750)
     Purchase of Federal Home Loan Bank Stock, net of redemptions .......         (24,300)        (273,050)
     Net increase in loans ..............................................      (6,392,546)     (21,746,307)
     Purchases of bank premises and equipment ...........................        (314,886)        (226,400)
                                                                             ------------     ------------
         Net cash used in investing activities ..........................     (10,749,001)     (22,788,298)
                                                                             ------------     ------------
Cash Flows from Financing Activities
     Net increase in demand, savings and money market deposits ..........      22,136,171       18,460,310
     Net decrease in time certificates of deposits ......................     (22,806,276)      (5,025,683)
     Principal payments on capital lease obligation .....................         (78,082)         (68,320)
     Increase in collateralized borrowings ..............................            --            150,000
     Dividends paid on common stock .....................................         (48,004)            --
     Proceeds from issuance of common stock .............................           1,179        2,154,659
                                                                             ------------     ------------
         Net cash (used in) provided by financing activities ............        (795,012)      15,670,966
                                                                             ------------     ------------
         Net decrease in cash and cash equivalents ......................      (9,897,698)      (6,160,416)

Cash and cash equivalents
     Beginning ..........................................................      33,065,071       32,561,295
                                                                             ------------     ------------
     Ending .............................................................    $ 23,167,373     $ 26,400,879
                                                                             ============     ============

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                              2001          2000
                                                                          --------------------------
Supplemental Disclosures of Cash Flow Information
     Cash paid for:
         Interest ....................................................    $ 5,307,395    $ 5,507,545
                                                                          ===========    ===========
         Income Taxes ................................................    $   732,748    $   439,328
                                                                          ===========    ===========

Supplemental disclosure of noncash investing and financing activities:
     Transfer of held to maturity securities to
         available for sale securities ...............................    $11,796,300    $      --
                                                                        ===========    ===========

     Unrealized holding gain on available for sale
         securities arising during the period ........................    $   604,938    $   201,724
                                                                          ===========    ===========

     Dividends declared on common stock ..............................    $    48,010    $      --
                                                                        ===========    ===========

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)

The Consolidated Balance Sheet at December 31, 2000 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp”) at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

(2)

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2000.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for all of 2001.

(3)

Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the quarters and nine months ended September 30, 2001 and 2000.

         Quarter ended September 30, 2001
                                                              Net Income         Shares          Amount
                                                          ------------------------------------------------
         Basic Income Per Share
           Income available to common shareholders        $  171,213           2,400,525        $    0.07
         Effect of Dilutive Securities
           Warrants/Stock Options outstanding                 -                   25,970             -
                                                          ------------------------------------------------
         Diluted Income Per Share
           Income available to common shareholders
           plus assumed conversions                       $  171,213           2,426,495        $    0.07
                                                          ================================================

         Quarter ended September 30, 2000
                                                              Net Income         Shares          Amount
                                                          ------------------------------------------------
         Basic Income Per Share
           Income available to common shareholders        $  281,199           2,397,969        $   0.12
         Effect of Dilutive Securities
           Warrants/Stock Options outstanding                 -                   26,738             -
                                                          ------------------------------------------------
         Diluted Income Per Share
           Income available to common shareholders
           plus assumed conversions                       $  281,199           2,424,707        $   0.12
                                                          ================================================

         Nine months ended September 30, 2001

                                                              Net Income         Shares          Amount
                                                          ------------------------------------------------
         Basic Income Per Share
           Income available to common shareholders        $  686,935           2,400,476        $   0.29
         Effect of Dilutive Securities
           Warrants/Stock Options outstanding                 -                   26,731             -
                                                         ------------------------------------------------
         Diluted Income Per Share
           Income available to common shareholders
           plus assumed conversions                       $  686,935           2,427,207        $   0.28
                                                          ================================================

         Nine months ended September 30, 2000
                                                              Net Income         Shares          Amount
                                                         ------------------------------------------------
         Basic Income Per Share
           Income available to common shareholders        $  496,931           2,242,244        $   0.22
         Effect of Dilutive Securities
           Warrants/Stock Options outstanding                 -                   40,401             -
                                                         ------------------------------------------------
         Diluted Income Per Share
           Income available to common shareholders
           plus assumed conversions                       $  496,931           2,282,645        $   0.22
                                                          ================================================
(4)

Bancorp has two reportable segments, the commercial bank and the mortgage broker. The commercial bank provides its commercial customers with products such as commercial mortgage and construction loans, working capital loans, equipment loans and other business financing arrangements, and provides its consumer customers with residential mortgage loans, home equity loans and other consumer installment loans. The commercial bank segment also attracts deposits from both consumer and commercial customers, and invests such deposits in loans, investments and working capital. The commercial bank's revenues are generated primarily from net interest income from its lending, investment and deposit activities.

The mortgage broker solicits and processes conventional mortgage loan applications from consumers on behalf of permanent investors and originates loans for sale. Revenues are generated from loan brokerage and application processing fees received from permanent investors and gains and origination fees from loans sold.

In 2001, the Company began allocating the amortization of goodwill relating to the acquisition of the mortgage broker operations to the mortgage broker segment. The 2000 segment information has been restated to conform with the 2001 presentation.

Information about reportable segments and a reconciliation of such information to the consolidated financial statements for the quarters and nine months ended September 30, 2001 and 2000 is as follows (in thousands):

         Quarter ended September 30, 2001

                                                          Mortgage      Consolidated
                                          Bank             Broker          Totals
                                      ----------------------------------------------

         Net interest income          $    1,718        $      -        $    1,718
         Non-interest income                  60             844               904
         Non-interest expense              1,593             678             2,271
         Provision for loan losses            78               -                78
         Income before taxes                 107             166               273
         Assets                          198,120             100           198,220

         Quarter ended September 30, 2000

                                                          Mortgage      Consolidated
                                          Bank             Broker          Totals
                                      ----------------------------------------------

         Net interest income          $    1,707        $      -        $    1,707
         Non-interest income                 (58)            805               747
         Non-interest expense              1,258             635             1,893
         Provision for loan losses            65               -                65
         Income before taxes                 326             170               496
         Assets                          193,544              78           193,622

         Nine months ended September 30, 2001

                                                          Mortgage      Consolidated
                                          Bank             Broker          Totals
                                      ----------------------------------------------

         Net interest income          $    5,212        $      -        $    5,212
         Non-interest income                  71           2,403             2,474
         Non-interest expense              4,515           1,888             6,403
         Provision for loan losses           180               -               180
         Income before taxes                 588             515             1,103
         Assets                          198,120             100           198,220

         Nine months ended September 30, 2000

                                                          Mortgage      Consolidated
                                          Bank             Broker          Totals
                                      ----------------------------------------------

         Net interest income          $    4,855        $      -        $    4,855
         Non-interest income                  71           1,932             2,003
         Non-interest expense              3,772           1,900             5,672
         Provision for loan losses           288               -               288
         Income before taxes                 865              32               897
         Assets                          193,544              78           193,622
(5)	Certain 2000 amounts have been reclassified to conform with the 2001 presentation. Such reclassifications had no effect on net income.

(6)

In May 2001, the Company transferred all of its held to maturity securities, which had a carrying value of $11,796,300 at the time of transfer, to the available for sale category. At the time of the transfer, the company recognized an unrealized loss of $154,147 as an adjustment to other comprehensive income.

(7)

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141). FAS 141 is effective for all business combinations initiated after June  30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001. FAS 141 prohibits the pooling of interest method of accounting for business combinations and prescribes the initial recognition and measurement of goodwill and other intangible assets, accounting for negative goodwill and the required disclosures in respect of business combinations.

In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 142 is effective for fiscal years beginning after December 15, 2001 and may not be retroactively applied to financial statements of prior periods. FAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment annually. Goodwill and intangible assets with indefinite useful lives will no longer be tested for impairment under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (FAS 121).

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

As of the date of adoption, the Company expects to have unamortized goodwill of $930,167 which will be subject to the transition provisions of FAS 141 and FAS 142. Amortization expense related to goodwill was $123,860 and $92,933 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting FAS 141 and FAS 142, it is not practicable to estimate reasonably the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principles.

Item 2.        Management’s Discussion and Analysis or Plan of Operation

(a)	Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

(b)	Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Bancorp had net income of $171,000 ($0.07 basic income per share and $0.07 diluted income per share) for the quarter ended September 30, 2001, compared to net income of $281,000 ($0.12 basic income per share and $0.12 diluted income per share) for the quarter ended September 30, 2000. For the nine-month period ended September 30, 2001, net income was $687,000 which represents an increase of $190,000 or 38% when compared to the nine months ended September 30, 2000.

Total assets increased $600,000 from $197.6 million at December 31, 2000 to $198.2 million at September 30, 2001. The net loan portfolio increased $6.2 million from $126.4 million at December 31, 2000 to $132.6 million at September 30, 2001. For the nine months ended September 30, 2001, Bancorp recorded a provision for loan losses of $180,000 as compared to $288,000 for the corresponding period in 2000. The decrease in the loan loss provision is due to the risk elements and size of the loan portfolio, an assessment of current economic and real estate market conditions as well as other pertinent factors. During the nine months ended September 30, 2001 there were net charge-offs of less than $1,000 as compared to net charge-offs of $14,000 for the nine months ended September 30, 2000. Deposits decreased $700,000 from $179.7 million at December 31, 2000 to $179.0 million at September 30, 2001. Total shareholders’ equity increased $1.0 million to $17.4 million at September 30, 2001 from $16.4 million at December 31, 2000.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $600,000 from $197.6 million at December 31, 2000 to $198.2 million at September 30, 2001. Cash and cash equivalents decreased $9.9 million to $23.2 million at September 30, 2001. Cash and due from banks increased $2.1 million, federal funds sold decreased $22.2 million and short term investments increased

$10.2 million. This net decrease was due to the increase in the loan portfolio of $6.2 and an increase in the investment portfolio of $4.5 million. Available for sale securities increased $16.8 million; $11.8 million of this increase represents a transfer of securities from the held to maturity classification and $5.0 million is due to an increase in money market preferred equity securities and an increase in the unrealized gain on the portfolio.

Loans

Bancorp’s net loan portfolio increased $6.2 million from $126.4 million at December 31, 2000 to $132.6 million at September 30, 2001. Increases in construction loans and residential real estate loans of $7.1 million and $2.1 million, respectively, were partially offset by decreases in home equity loans of $1.7 million and commercial real estate loans of $1.2 million. Loan growth was funded primarily through the reinvestment of federal funds sold. At September 30, 2001, the net loan to deposit ratio was 74.1% and the net loan to total assets ratio was 66.9%. At December 31, 2000, the net loan to deposit ratio was 70.4% and the net loan to total assets was 64.0%. Based on loan applications in process, management anticipates continued moderate loan demand during the fourth quarter of 2001.

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

Based upon this evaluation, management believes the allowance for loan losses of $1.8 million at September 30, 2001, which represents 1.36% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans which are expected to become uncollectible or whose losses are confirmed. At December 31, 2000, the allowance for loan losses was $1.6 million or 1.28% of gross loans outstanding.

Analysis of Allowance for Loan Losses

                                                                    September 30,
         (Thousands of dollars)                               2001                 2000
         ----------------------------------------------------------------------------------------
         Balance at beginning of period                      $1,645               $1,360
                                                   --------------------------------------------
         Charge-offs                                             (2)                 (14)
         Recoveries                                               1                    0
                                                     --------------------------------------------
         Net charge-offs                                         (1)                 (14)
                                                     --------------------------------------------
         Provision charged to operations                        180                  288
                                                    --------------------------------------------
         Balance at end of period                            $1,824               $1,634
                                                     ============================================
         Ratio of net charge-offs
                  during the period to average loans
                  outstanding during the period.             (0.00%)              (0.00%)
                                                     ============================================

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing and past due loans:

                                                           September 30,        December 31,
         (Thousands of dollars)                                2001                2000
      -----------------------------------------------------------------------------------------
         Loans delinquent over 90
                  days still accruing                        $   199              $   504

         Non-accruing loans                                    1,573                1,759
                                                    ---------------------------------------------

         Total                                               $ 1,772              $ 2,263
                                                   =============================================

         % of Total Loans                                      1.32%                1.77%
         % of Total Assets                                     0.89%                1.15%

Potential Problem Loans

At September 30 2001, Bancorp had no loans other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits decreased $700,000 from $179.7 million at December 31, 2000 to $179.0 million at September 30, 2001. Non-interest bearing deposits decreased $1.5 million due to lower levels of commercial demand deposit accounts. Interest bearing deposits increased $800,000. Certificates of deposit decreased $22.8 million due to an outflow of maturing premium rate certificates; however, savings and money market deposits increased $10.3 million and IOLTA and Super NOW accounts increased

$5.1 million and $8.2 million, respectively. The increase in Super NOW accounts is due in part to a shift of funds from maturing certificates of deposit. The outflow of deposits experienced earlier this year of approximately $12.7 million, due in part to maturing premium rate certificates of deposit, was offset by the opening of the Norwalk branch location in August 2001 which attracted $12.0 million in deposits.

RESULTS OF OPERATIONS

Interest and dividend income and expense

Bancorp’s interest and dividend income decreased 13.3% or $512,000 for the quarter ended September 30, 2001 from the comparable period in 2000. The impact of higher outstanding average balances on loans was offset by decreases in interest rates on variable rate loans and investments due to Federal Reserve Bank rate reductions. For the nine-month period ended September 30, 2001, interest and dividend income was $10.5 million which represents a decrease of $100,000 compared to interest and dividend income of $10.6 million for the same period last year.

Bancorp’s interest expense decreased 24.5% or $524,000 for the quarter ended September 30, 2001 compared to the same period in 2000. The decrease in interest expense is due to the general decrease in interest rates and lower outstanding average balances resulting from maturing premium rate certificates of deposit, some of which shifted to products paying lower interest rates. For the nine month period ended September 30, 2001, interest expense decreased $457,000 or 7.9% to $5.3 million as compared to $5.8 million for the nine months ended September 30, 2000.

Non-interest income

Non-interest income increased 21.01% or $157,000 to $904,000 for the quarter ended September 30, 2001 as compared to the comparable period last year. A favorable interest rate environment and an increase in the volume of loan refinancing resulted in an increase in mortgage broker referral fees of 24.5% or $158,000 to $804,000 for the quarter ended September 30, 2001 as compared to $645,000 for the same period last year. For the nine months ended September 30, 2001, non-interest income increased $472,000 or 23.6% to $2.5 million as compared to $2.0 million for the same period last year. Mortgage broker and referral fees increased 28.9% to $2.3 million for the nine months ended September 30, 2001 from $1.8 million for the nine months ended September 30, 2000 for the reasons cited earlier. Fees and service charges on deposit accounts increased 33.5%, or $47,000, to $188,000 for the nine months ended September 30, 2001, from $141,000 for the nine months ended September 30, 2000; this increase is the result of increases in account and transaction volumes. Included in non-interest income for the nine months ended September 30, 2001 is a charge of $117,678 representing a write down provision made for the permanent impairment of a debt security due to a deterioration in the financial condition of the issuer; management continues to closely monitor the status and performance of the issuer.

Non-interest expenses

Non-interest expenses increased 19.9% or $378,000 to $2.3 million for the quarter ended September 30, 2001 from $1.9 million for the quarter ended September 30, 2000. Salaries and benefits expense increased 27.4%, or $300,000, to $1.4 million for the quarter ended September 30, 2001 from $1.1 million for the quarter ended September 30, 2000, due primarily to compensation adjustments made during the fourth quarter of 2000 as well as current year staffing additions. Occupancy and equipment expense, net increased 25.7% or $58,000 to $283,000 for the quarter ended September 30, 2001 from $225,000 for the quarter ended September 30, 2000; this increase is a result of increases in operating leases, property tax expenses, maintenance and repairs, and equipment expenses and a decrease in income from subleases. In August 2001, Bancorp opened a new branch location in Norwalk, Connecticut which resulted in additional capital expenditures as well as increases in salaries and benefits and occupancy and equipment expenses.

For the nine months ended September 30, 2001, non-interest expenses increased $730,000 or 12.9% to $6.4 million from $5.7 million for the same period last year for similar reasons previously cited. Increases in salary and benefits of $622,000, occupancy and equipment, net of $181,000 and professional services of $26,000 were partially offset by decreases in advertising and promotional expenses of $42,000, forms printing and supplies of $19,000, other non-interest expenses of $45,000 and directors’ fees of $6,000. Decreases in advertising and promotional expenses are due largely to a reduction in promotional campaigns this year as compared to last year.

Income Taxes

Bancorp recorded income tax expense of $102,000 for the quarter ended September 30, 2001 as compared to $215,000 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, income tax expense was $417,000 as compared to $400,000 for the same period last year. These changes are related primarily to the changes in pre-tax income. The effective tax rates for the quarters ended September 30, 2001 and September 30, 2000 were 37.31% and 43.3%, respectively; the effective tax rates for the nine months ended September 30, 2001 and September 30, 2000 were 37.8% and 44.6%, respectively. Fluctuations in effective tax rates are due to the decreasing impact of the amortization of intangible assets, as well as the increase in dividend income from money market preferred instruments which are partially tax exempt.

LIQUIDITY

Bancorp’s liquidity ratio was 30.6% and 25.1% at September 30, 2001 and 2000, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and cash equivalents, available for sale securities and held to maturity securities maturing in one year or less. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts, the costs related to opening the new branch office in the third quarter of 2001, and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates the Bancorp’s regulatory capital ratios at September 30, 2001 and December 31, 2000 respectively:

                                      September 30, 2001     December 31, 2000
                                      ------------------     -----------------

     Leverage Capital                        8.63%                  7.73%
     Tier 1 Risk-based Capital               9.52%                 10.01%
     Total Risk-based Capital               10.60%                 11.10%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, Bancorp believes that at September 30, 2001 it is considered to be “well-capitalized” under applicable regulations. To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

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

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effects of Bancorp’s opening of branches and (8) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in Bancorp’s future filings with the SEC.

PART II - OTHER INFORMATION.

Item 6.	Exhibits and Reports on Form 8-K

(a)	None.

(b)	The issuer filed no reports on Form 8-K during the third quarter of 2001.

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

November 14, 2001