Form 10KSB
period 2001-12-31
PATRIOT NATIONAL BANCORP INC
filed 2002-03-28
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $ 17,232,898
                                                        ------------

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2002: $10,709,141.

Number of shares of the registrant's Common Stock, par value $2.00 per share, outstanding as of February 28, 2002: 2,400,525
                                      ---------

Documents Incorporated by Reference

Proxy Statement for 2002 Annual               Incorporated into Part III of this
Meeting of Shareholders.  (A definitive       Form 10-KSB
proxy statement will be filed with the
Securities and Exchange Commission
within 120 days after the close of the
fiscal year covered by this Form 10-KSB.)

Transitional Small Business Disclosure Format (check one):

         Yes       No   X
            -----     -----

                                Table of Contents

                                                                            Page

Part I
------

Item 1.    Description of Business                                             1

Item 2.    Description of Properties                                           7

Item 3.    Legal Proceedings                                                   8

Item 4.    Submission of Matters to a Vote of Security Holders                 8

Part II
-------

Item 5.    Market for Common Equity and Related
             Shareholder Matters                                               8

Item 6.    Management's Discussion and Analysis or
             Plan of Operation                                                10

Item 7.    Financial Statements                                               23

Item 8.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                           23

Part III
--------

Item 9.    Directors, Executive Officers, Promoters and
             Control Persons: Compliance with Section 16 (a)
             of the Exchange Act                                              24

Item 10.  Executive Compensation                                              24

Item 11.  Security Ownership of Certain Beneficial Owners
            and Management                                                    24

Item 12.  Certain Relationships and Related Transactions                      24

Item 13.  Exhibits and Reports on Form 8-K                                    25

                                     PART I

Item 1.  Description of Business
         -----------------------

Patriot National Bancorp, Inc., ("Bancorp") a Connecticut corporation, was organized in 1999 for the purpose of becoming a one-bank holding company (the "Reorganization") for Patriot National Bank, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the "Bank"). Following receipt of regulatory and shareholder approvals, the Reorganization became effective as of the opening of business on December 1, 1999. Upon consummation of the Reorganization, each outstanding share of Common Stock, par value $2.00 per share, of the Bank ("Bank Common Stock"), was converted into the right to receive one share of Common Stock, par value $2.00 per share, of Bancorp ("Bancorp Common Stock"), and each outstanding option or warrant to purchase Bank Common Stock became an option or warrant to purchase an equal number of shares of Bancorp Common Stock.

As of the date hereof, the only business of Bancorp is its ownership of all of the issued and outstanding capital stock of the Bank. Except as specifically noted otherwise herein, the balance of the description of Bancorp's business is a description of the Bank's business.

The Bank was granted preliminary approval by the Comptroller of the Currency (the "OCC") on March 5, 1993 and received its charter and commenced operations as a national bank on August 31, 1994. The Bank opened branch offices in Greenwich and Old Greenwich, Connecticut on September 5, 1997 and October 12, 1999, respectively. On August 21, 2001 the Bank opened a branch office in Norwalk, Connecticut.

On June 30, 1999, the Bank through its wholly-owned subsidiary, PinPat Acquisition Corporation, acquired all of the outstanding capital stock of Pinnacle Financial Corp., a Connecticut corporation, Pinnacle Financial Corp., a New Jersey corporation, and Pinnacle Financial Corp., a New York corporation (collectively, "Pinnacle"), a residential mortgage broker. Pinnacle surrendered its mortgage licenses and the mortgage brokerage business of Pinnacle is now conducted through a division of the Bank. During 2001, Pinnacle had a significant impact on the business and results of operation of Bancorp.

The Bank  conducts  business at its main office  located at 900 Bedford  Street,
Stamford, Connecticut and at branch offices located at 100 Mason Street, Greenwich, Connecticut, 184 Sound Beach Avenue, Old Greenwich, Connecticut, and 16 River Street, Norwalk, Connecticut. The Bank also operates mortgage origination offices at 71 Lewis Street, Greenwich, Connecticut and 125 Wireless Boulevard, Suite 1, Hauppauge, New York.

The Bank offers a broad range of consumer and commercial banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses and professionals. The Bank offers consumer and commercial deposit accounts that include: checking accounts, interest-bearing "NOW" accounts, insured money market accounts, time certificates of deposit, savings accounts and IRA's (Individual Retirement Accounts). Other services include money orders, traveler's checks, access to an ATM (automated teller machine) network and internet banking. In addition, the Bank may in the future offer Keogh accounts and other financial services. The Bank does not currently accept brokered deposits.

The Bank offers commercial real estate and construction loans to area businesses and developers. Real estate loans made to individuals include home mortgages, home improvement loans, bridge loans and home equity lines of credit. Other personal loans include lines of credit, installment loans and credit cards. Commercial loans offered to small and medium-sized businesses include secured and unsecured loans to service companies, real estate developers, manufacturers, restaurants, wholesalers, retailers and professionals doing business in the region. The Bank offers residential mortgages through it mortgage brokerage division Pinnacle Financial. Pinnacle solicits and processes conventional mortgage loan applications from consumers on behalf of permanent investors and originates loans for sale.

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

The Bank does not offer trust services. If the Bank desires in the future to offer trust services, prior approval of the OCC will be required.

The customer base of the Bank is diversified so that there is not a concentration of either loans or deposits within a single industry, a group of industries, a single person or groups of people. The Bank is not dependent on one or a few major customers for either its deposit or lending activities, the loss of any one of which would have a material adverse effect on the business of the Bank.

Residents and businesses in Stamford, Greenwich and Norwalk, Connecticut provide the majority of the Bank's deposits. The Bank has focused its attention on serving the segment of its market area historically served by community banks. The Bank competes in its market by providing a high level of personalized and responsive banking service for which the Bank believes there is a need. This area is bordered by New York State to the west and north, the Town of Westport to the east, and Long Island Sound to the south.

The Bank's loan customers extend beyond Stamford, Greenwich and Norwalk to include the adjacent towns in Fairfield County, Connecticut, and towns in Westchester County, New York, although the Bank's loan business is not necessarily limited to these areas. The Bank's mortgage brokerage business is concentrated in the areas surrounding its loan origination offices. While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in the Fairfield County area, the Bank believes that the service, professional and related businesses which have been attracted to this area, as well as the individuals that reside in this area, represent current and potential customers of the Bank.

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

The Cities of Stamford and Norwalk and the Town of Greenwich are presently served by approximately 110 branches of commercial banks and savings banks, most of which are offices of banks which have headquarters outside of the area or are subsidiaries of bank or financial holding companies whose headquarters are outside of Stamford, Greenwich or Norwalk. In addition to banks with branches in the same areas as the Bank, there are numerous banks and financial institutions serving the communities surrounding these areas, which also draw customers from Stamford, Greenwich and Norwalk, posing significant competition to the Bank for deposits and loans. Competition can also be expected from out-of-state financial institutions, which may establish or acquire offices in the Bank's service area and from other local financial institutions which may be formed in the future. Many of such banks and financial institutions are well established and well capitalized.

In recent years, intense market demands, economic pressures and significant legislative and regulatory actions have eroded banking industry classifications which were once clearly defined and have increased competition among banks, as well as other financial institutions. This increase in competition has caused banks and other financial service institutions to diversify their services and become more cost effective as a result of competition with one another and with new types of financial service companies, including non-bank competitors. The impact on Bancorp of federal legislation authorizing increased services by financial holding companies and interstate branching of banks has resulted in increased competition. These events have resulted in increasing homogeneity in the financial services offered by banks and other financial institutions. The impact on banks and other financial institutions of these market dynamics and legislative and regulatory changes have been increased customer awareness of product and service differences among competitors and increased merger activity.

As a bank holding company, Bancorp's operations are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board"). The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the OCC's capital guidelines applicable to the Bank. The Bank Holding Company Act of 1956, as amended (the "BHC Act"), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage. In general, bank holding companies and their subsidiaries are only permitted to engage in or acquire direct control of any company engaged in banking or in a business so closely related to banking as to be a proper incident thereto. Federal legislation enacted in 1999 authorizes certain entities to register as financial holding companies. Registered financial holding companies will be permitted to engage in businesses, including securities and investment banking businesses, which are prohibited to bank holding companies. Bancorp cannot predict what effect, if any, the creation of financial holding companies may have on it or its competitive position.

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

Bancorp is subject to capital adequacy rules and guidelines issued by the OCC, the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to capital adequacy rules and guidelines issued by the OCC. These substantially identical rules and guidelines require Bancorp to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, the Federal regulatory agencies are required to implement and enforce these rules in a stringent manner. Bancorp is also subject to applicable provisions of Connecticut law insofar as they do not conflict with or are not otherwise preempted by Federal banking law.

Bancorp is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in accordance with the Exchange Act, files periodic reports, proxy statements and other information with the SEC.

The Bank's operations are subject to regulation, supervision and examination by the OCC and the FDIC.

Federal and state banking regulations regulate, among other things, the scope of the business of a bank, a bank holding company or a financial holding company, the investments a bank may make, deposit reserves a bank must maintain, the nature and amount of collateral for certain loans a bank makes, the establishment of branches and the activities of a bank with respect to mergers and acquisitions. The Bank is a member of the Federal Reserve System and is subject to applicable provisions of the Federal Reserve Act and regulations thereunder. The Bank is subject to the federal regulations promulgated pursuant to the Financial Institutions Supervisory Act to prevent banks from engaging in unsafe and unsound practices, as well as various other federal and state laws and consumer protection laws. The Bank is also subject to the comprehensive provisions of the National Bank Act.

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

In addition to other laws and regulations, Bancorp and the Bank are subject to the Community Reinvestment Act ("CRA"), which requires the Federal bank regulatory agencies, when considering certain applications involving Bancorp or the Bank, to consider Bancorp's and the Bank's record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and over unwarranted geographic differences in lending patterns. Existing banks have sought to comply with CRA in various ways, including the use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements and small business loans. For example, this may include participation in various government insured lending programs, such as Federal Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value ratio conventional mortgage loans with private mortgage insurance. To date, the market area from which the Bank draws much of its business is Stamford, Greenwich and Norwalk, which are characterized by a very diverse ethnic, economic  and  racial  cross-section  of the  population.  As the  Bank  expands further, the market areas served by the Bank will continue to evolve. Bancorp and the Bank have not and will not adopt any policies or practices, which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the communities served by the Bank.

Bancorp does not anticipate that compliance with applicable federal and state banking laws will have a material adverse effect on its business or the business of the Bank. Neither Bancorp nor the Bank has any material patents, trademarks, licenses, franchises, concessions and royalty agreements or labor contracts, other than the charter granted to the Bank by the OCC. The Bank has, however, registered the trademark "Patriot" and the corresponding logo with the State of Connecticut Trademark Office. Compliance by Bancorp and the Bank with federal, state and local provisions which have been enacted or adopted regulating or otherwise relating to the discharge of material into the environment is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Bancorp. As of December 31, 2001, the Bancorp had 65 full-time employees and 7 part-time employees. None of the employees of the Bancorp is covered by a collective bargaining agreement.

Item 2. Description of Properties
        -------------------------

The Bank leases approximately 12,000 square feet of office space located at 900 Bedford Street, Stamford, Connecticut, which is used for its main office and as the corporate offices of Bancorp. Such space is adequate for Bancorp's and the Bank's current needs. The entire building is being leased by the Bank for a term of ten years, which commenced on September 1, 1994. Rent increases for the remainder of the term will be based on increases in the consumer price index. The Bank's lease also provides the Bank with a right of first refusal to purchase the building in the event the owner of the property receives an offer to purchase the building from a third party which it wishes to accept, on the same terms and conditions of such offer, subject to the terms of the lease. The Bank currently occupies approximately 90% of the space in the 900 Bedford Street building. The Bank has sublet the remaining space under a sublease having a maturity which the Bank believes will coincide with its future needs for additional space for its operations. The Bank has entered into a sublease covering approximately 1,100 square feet at rents not less than the rent payable by the Bank with month to month terms. The business of the subtenant of the Bank is a law practice. See also, "Item 12. Certain Relationships and Related Transactions."

The Bank has entered into an agreement for additional parking with a remaining term of three years at an annual rent of $18,000. See also, "Item 12. Certain Relationships and Related Transactions."

The Bank leases approximately 5,000 square feet of office space on the first floor located at 100 Mason Street, Greenwich, Connecticut. The lease has been extended for a five-year term commencing July 1, 2002 at an initial annual rent of $246,000, which rent will increase by approximately 3% each consecutive year. The lease provides for two additional five-year renewals at the Bank's option.

The Bank leases approximately 1,300 square feet of office space at 184 Sound Beach Avenue, Old Greenwich, Connecticut. The lease commenced on December 31, 1998 at an initial annual rent of $34,800, which rent has increased by approximately 10% in the third year and will increase by approximately 25% in the fourth year and remain constant during the fifth year.

The Bank leases approximately 1,700 square feet of office space at 16 River Street, Norwalk, Connecticut. The lease commenced on January 1, 2001 with a five-year term at an initial annual rent of $27,648 with annual increases of approximately 2.4% through the fifth year of the lease.

The Bank leases approximately 2,500 square feet of office space at 125 Wireless Boulevard, Suite 1, Hauppauge, New York. The lease commenced on March 1, 1999 at an initial annual rent of $43,085, which rent increased by approximately 4% each consecutive year. The lease expires January 31, 2004; however, effective April 1, 2002 the Hauppauge operation will relocate to a new Melville, New York office. The Bank has entered into a lease agreement for approximately 1,200 square feet of office space at 20 Broad Hollow Road, Melville, New York. The lease commences on April 1, 2002 at an initial annual rent of $23,400, which rent will increase by approximately 5% each consecutive year. The lease provides for a three-year renewal after the initial term.

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

During the fourth quarter of 2001, no matter was submitted to a vote of shareholders.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters
         --------------------------------------------------------

Market Information
------------------

The Bancorp Common Stock is traded on the NASDAQ Small Cap Market under the Symbol "PNBK." On December 31, 2001, the last bid price for the Bancorp Common Stock on NASDAQ Small Cap Market was $8.30.

The following table sets forth the high and low sales price and dividends per share of the Bancorp Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Small Cap Market.

                               2001                            2000
                   -----------------------------   -----------------------------
                       Sales Price          Cash       Sales Price          Cash
                   ------------------  Dividends   ------------------  Dividends
  Quarter Ended      High       Low     Declared     High       Low    Declared
  -------------    -----------------------------   -----------------------------

  March 31         $10.000    $ 7.500    $   -     $12.500    $10.500    $  -
  June 30            9.650      7.700      .02      11.000      8.875       -
  September 30       9.250      7.670      .02       9.063      7.500       -
  December 31        8.640      7.700      .02       8.375      6.000       -

Holders
-------

There were approximately 936 shareholders of record of Bancorp Common Stock as of December 31, 2001.

Dividends
---------

2001 marked the first year in which Bancorp paid a dividend on the Bancorp Common Stock. Bancorp's ability to pay future dividends on its Common Stock depends on the Bank's ability to pay dividends to Bancorp. In accordance with OCC rules and regulations, the Bank may continue to pay dividends only if the total amount of all dividends that will be paid, including the proposed dividend, declared by the Bank in any calendar year does not exceed the total of the Bank's retained net income of that year to date, combined with the retained net income of the preceding two years, unless the proposed dividend is approved by the OCC. In addition, the OCC and/or the FDIC may impose further restrictions on dividends. Future dividends depend on many factors, including management's estimates of future earnings and Bancorp's need for capital.

Recent Sales of Unregistered Securities
---------------------------------------

During the fourth quarter of 2001 Bancorp did not have any sales of unregistered securities.

Item 6.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

Patriot National Bancorp, Inc
Financial Highlights

                               ------------------------------------------------------------------------------------
                                     2001             2000              1999             1998             1997
                               ------------------------------------------------------------------------------------

Operating Data

Interest and dividend income     $ 13,722,943     $ 14,694,135     $  9,732,719     $  6,765,283     $  5,130,009
Interest expense ...........        6,866,960        8,017,615        4,739,921        3,074,518        2,347,644
Net interest income ........        6,855,983        6,676,520        4,992,798        3,690,765        2,782,365
Provision for loan losses ..          250,000          325,900          553,000          104,000          248,000
Noninterest income .........        3,509,955        2,685,296        1,221,329          373,808          268,822
Noninterest expense ........        8,675,551        7,693,345        5,245,986        3,420,185        2,706,871
Net income .................          876,387          767,171          348,641          626,488          310,416

Basic income per share .....             0.37             0.34             0.17             0.48             0.25
Diluted income per share ...             0.36             0.33             0.16             0.47             0.25
Dividends per share ........             0.06             --               --               --               --

Balance Sheet Data

Cash and due from banks ....        7,544,242        3,656,071        2,685,031        1,867,353        1,532,055
Federal funds sold .........       12,700,000       29,500,000       18,900,000       27,700,000       17,000,000
Short term investments .....        6,788,569             --         10,976,264             --               --
Investment securities ......       35,816,880       34,073,832       33,003,494       13,562,730        9,943,046
Loans, net .................      135,680,036      126,411,265      107,769,911       57,052,618       44,358,069
Goodwill, net ..............          930,091        1,054,027        1,177,948             --               --
Total assets ...............      202,569,457      197,628,127      177,194,697      102,327,631       75,073,200
Total deposits .............      183,263,939      179,666,098      162,746,354       89,309,139       68,592,231
Total shareholders' equity .       17,406,016       16,427,436       13,236,088       12,097,283        5,480,548

         (a)      Plan of Operation

Not applicable since Bancorp has had revenues from operations in each of the last two fiscal years.

         (b)      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Summary
-------

Several milestones were achieved during 2001 as Bancorp, for the second consecutive year, reported record earnings, which were $876,000 ($0.37 basic income per share and $.36 diluted income per share) for 2001 compared to $767,000 ($0.34 basic income per share and $.33 diluted income per share) for 2000. Total assets also ended the year at a record high of $202.6 million, an increase of $5.0 million from December 31, 2000.

Average earning assets were $6.8 million higher in 2001, which resulted in an increase in the net interest margin of $179,000 to $6.9 million for the year ended December 31, 2001 despite the unprecedented reduction in interest rates by the Federal Reserve Bank throughout the year.

Total assets increased by 2.5% during the year as total loans increased from $126.4 million at December 31, 2000 to $135.7 million at December 31, 2001. Construction and real estate loans increased by $8.9 million and commercial loans increased $1.8 million. Loan growth was funded through a reduction in federal funds sold and the growth in total deposits. Deposits increased $3.6 million to $183.3 million at December 31, 2001; interest bearing deposits increased $3.5 million, or 2.2%, and non-interest bearing deposits increased $63,000 or 0.4%.

FINANCIAL CONDITION

Assets
------

Bancorp's total assets increased $5.0 million from $197.6 million at December 31, 2000 to $202.6 million at December 31, 2001. The growth in total assets was funded primarily by deposit growth of $3.6 million as well as net income after dividend payments.

Investments
-----------

The following table is a summary of Bancorp's investment portfolio at December 31 for the years shown.

                                     2001            2000           1999
                                 -------------------------------------------
U. S. Government Obligations     $      --       $   998,501     $ 1,534,695
Mortgage backed securities .      10,243,418      14,191,090      17,041,507
Corporate bonds ............      11,880,156      11,798,222      11,802,835
Marketable equity securities      12,594,356       6,017,219       1,906,757
Federal Reserve Bank stock .         481,050         475,200         410,700
Federal Home Loan Bank stock         617,900         593,600         307,000
                                 -----------     -----------     -----------
Total Investments ..........     $35,816,880     $34,073,832     $33,003,494
                                 ===========     ===========     ===========

The available for sale portfolio increased $14.0 million to $34.7 million due to an increase in unrealized holding gains of $410,000, the transfer from the held to maturity portfolio of $11.8 million in corporate notes and bonds, the purchase, net of sales, of an additional $6.6 million in money market preferred equities, less principal payments of $4.1 million in government agency mortgage backed securities and maturities of treasury securities of $500,000.

During 2001, Bancorp purchased, net of redemptions, $6,000 in Federal Reserve Bank stock and $24,000 in Federal Home Loan Bank of Boston stock. Federal Reserve stock was purchased to comply with Federal Reserve regulations. Federal Home Loan Bank of Boston stock was purchased as a membership requirement. The Bank is a member of the Federal Home Loan Bank of Boston to provide additional sources of liquidity.

The following table presents the maturity distribution of available for sale investment securities at December 31, 2001 and the weighted average yield of such securities. The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security.

                                               Over one        Over five                                               Weighted
                                  One year      through         through     Over ten                                    Average
                                  or less     five years       ten years      years     No maturity        Total          Yield

Mortgage backed securities ....     $--      $      --        $      --       $ --      $ 9,981,222      $ 9,981,222      6.50%
Corporate bonds ...............      --        9,316,199        2,359,652       --             --         11,675,851      5.62%
Marketable equity securities ..      --             --               --         --       12,632,067       12,632,067      2.70%
                                ------------------------------------------------------------------------------------------------
                          Total     $--      $ 9,316,199      $ 2,359,652     $ --      $22,613,289      $34,289,140      4.80%
                                ------------------------------------------------------------------------------------------------
         Weighted average yield      --%            5.68%            5.37%      --%            4.38%            4.80%
                                ================================================================================================


The following table presents a summary of investments for any issuer that exceeds 10% of shareholders' equity at December 31, 2001.

                                                        Amortized           Fair
                                                             Cost          Value
--------------------------------------------------------------------------------
Available for sale securities:
------------------------------
Franklin U. S. Government Fund ..................     $ 2,032,067    $ 1,994,356
U.S. Government agency mortgage backed securities       9,981,222     10,243,418

Short term investments:
-----------------------
Merrill Lynch Premier Institutional Fund ........       6,788,569      6,788,569


Loans
-----

The following table is a summary of Bancorp's loan portfolio at December 31 for the years shown.

                                   2001              2000              1999
                              -------------     -------------     -------------
Real Estate
   Commercial ...........     $  60,481,789     $  57,297,310     $  54,289,002
   Residential ..........         7,501,504         5,041,776         6,799,133
   Construction .........        26,215,265        22,969,904        13,872,519
Commercial ..............        14,649,112        12,841,040        11,086,324
Consumer installment ....         1,231,672         1,652,587         1,580,219
Consumer home equity ....        27,770,723        28,468,453        21,705,929
                              -------------     -------------     -------------
Total Loans .............       137,850,065       128,271,070       109,333,126
Net deferred fees .......          (275,575)         (214,988)         (203,032)
Allowance for loan losses        (1,894,454)       (1,644,817)       (1,360,183)
                              -------------     -------------     -------------
Loans, net ..............     $ 135,680,036     $ 126,411,265     $ 107,769,911
                              =============     =============     =============

Bancorp's net loan portfolio increased $9.3 million from $126.4 million at December 31, 2000 to $135.7 million at December 31, 2001. Loan growth was funded through a reduction in federal funds sold and an increase in deposit accounts. At December 31, 2001, the net loan to deposit ratio was 74.04% and the net loan to asset ratio was 66.98%. At December 31, 2000, the net loan to deposit ratio was 70.36%, and the net loan to asset ratio was 63.96%.

Throughout 2001, the Federal Reserve Bank decreased the federal funds rate and discount rate. Subsequently, most banks decreased their prime-lending rate. Despite lower interest rates, loan activity was moderate and the volume of new loans exceeded principal reductions and payoffs.

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

The following table presents the maturities of loans in Bancorp's portfolio at December 31, 2001, by type of loan:

                                             Due after
                                  Due in      one year
                                one year       through    Due after
(thousands of dollars)           or less    five years   five years      Total
--------------------------------------------------------------------------------
Commercial real estate ....     $  8,332     $ 46,995     $  5,155     $ 60,482
Residential real estate....        5,668        1,445          389        7,502
Construction loans ........       23,113        3,102         --         26,215
Commercial loans ..........        7,214        5,363        2,072       14,649
Consumer installment ......          766          465         --          1,232
Consumer home equity ......          118          300       27,354       27,770
--------------------------------------------------------------------------------
    Total .................     $ 45,211     $ 57,670     $ 34,970     $137,850
================================================================================

Fixed rate loans ..........     $  5,562     $ 37,383     $  5,238     $ 48,182
Variable rate loans .......       39,649       20,287       29,732       89,667
--------------------------------------------------------------------------------
    Total .................     $ 45,211     $ 57,670     $ 34,970     $137,850
================================================================================

The following table presents loan concentrations at December 31, 2001:

                                                           Dollars
          Category               Percentage            Outstanding
          --------------------------------------------------------
                                              (thousands of dollars)

          Construction             20.15%              $ 27,770
          Commercial Retail         5.35%                 7,377
          Retail Store Rental       2.31%                 3,190
          Restaurant                2.29%                 3,161
          Limousine Service         2.18%                 3,009

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

The unallocated portion of the allowance reflects management's estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

Based upon this evaluation, management believes the allowance for loan losses of $1.9 million, at December 31, 2001, which represents 1.38% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2000, the allowance for loan losses was $1.6 million or 1.28% of gross loans outstanding.

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

Management considers all non-accrual loans and restructured loans to be impaired. In most cases, loan payments that are past due less than 90 days are considered minor collection delays and the related loans are not considered to be impaired. Bancorp considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

Analysis of Allowance for Loan Losses

                                            2001          2000          1999          1998         1997
                                          ---------------------------------------------------------------
                                                               (thousands of dollars)
Balance at beginning of period ......     $ 1,645       $ 1,360       $   785       $   745       $   507
                                          ---------------------------------------------------------------
Charge-offs .........................          (2)          (44)          (19)          (64)          (10)
Recoveries ..........................           1             3            41          --            --
                                          ---------------------------------------------------------------
Net (charge-offs) recoveries ........          (1)          (41)           22           (64)          (10)
                                          ---------------------------------------------------------------
Additions charged to operations .....         250           326           553           104           248
                                          ---------------------------------------------------------------
Balance at end of period ............     $ 1,894       $ 1,645       $ 1,360       $   785       $   745
                                          ===============================================================
Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period .......      (0.00%)       (0.03%)        0.03%        (0.12%)       (0.03%)
                                          ===============================================================

Allocation of the Allowance for Loan Losses
-------------------------------------------

                                                                                          Percent of loans in each
Balance  at end of each                          Amounts                                  category to total loans
Period applicable to            2001     2000     1999     1998     1997        2001      2000      1999      1998      1997
                              ------------------------------------------      -----------------------------------------------
Real Estate:
  Commercial ..............   $  833   $  700   $  622   $  448   $  379       43.88%    44.67%    49.65%    57.10%    56.28%
  Construction ............      348      270      154       78       72       19.02%    17.91%    12.69%     9.88%    10.80%
  Residential .............      153       34       76       18        5        5.44%     3.93%     6.22%     2.38%     0.78%
Commercial ................      142      185       79      113      173       10.63%    10.01%    10.14%    14.33%    17.60%
Consumer installment ......       14       12       12       16       39        0.89%     1.29%     1.45%     2.03%     2.98%
Consumer home equity ......      296      312      267      112       77       20.14%    22.19%    19.85%    14.28%    11.56%
Unallocated ...............      108      132      150     --       --          N/A       N/A       N/A       N/A       N/A
                              ------------------------------------------      -----------------------------------------------
Total .....................   $1,894   $1,645   $1,360   $  785   $  745      100.00%   100.00%   100.00%   100.00%   100.00%
                              ==========================================      ===============================================

Non-Accrual, Past Due and Restructured Loans
--------------------------------------------

The following table is a summary of non-accrual and past due loans at the end of each of the last five years.

                                           2001          2000          1999           1998          1997
                                       ----------------------------------------------------------------
                                                              (thousands of dollars)
Loans delinquent over 90
 days still accruing .............     $  1,300      $    507      $    475      $    732      $    634
Non-accruing loans ...............        1,654         1,759            91            64           463
                                       --------      --------      --------      --------      --------
                                       $  2,954      $  2,266      $    566      $    796      $  1,097
                                       ========      ========      ========      ========      ========
% of Total Loans .................        2.14%         1.77%         0.52%         1.37%         1.89%
% of Total Assets ................        1.46%         1.15%         0.32%         0.78%         1.07%
Additional income on non-accrual
 loans if recognized on an accrual
 basis ...........................     $    159      $    115      $      9      $      5      $     19

There were no loans in either 2001 or 2000 considered as "troubled debt restructurings."

Potential Problem Loans
-----------------------

The $1.6 million of non-accruing loans at December 31, 2001 consists of a total of three loans and does not represent a negative collectibility trend in the portfolio. The largest loan, in the amount of $1.3 million, is a residential real estate loan that Bancorp believes is well secured. Foreclosure proceedings have commenced and Bancorp does not anticipate incurring any losses on this loan.

At December 31, 2001, Bancorp had no loans other than those described above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

The following table is a summary of Bancorp's deposits at December 31 for each of the years shown.

                                                2001             2000             1999
                                            ------------     ------------     ------------

Non-interest bearing ..................     $ 16,961,636     $ 16,899,057     $ 12,630,926
                                            ------------     ------------     ------------
Interest bearing
  Time certificates, less than $100,000       53,081,137       71,240,470       69,144,236
  Time certificates, $100,000 or more .       25,376,629       31,873,302       34,781,816
  Money market ........................       10,255,056          849,067          624,763
  Savings .............................       31,258,415       31,164,493       35,962,257
  NOW .................................       46,331,066       27,639,709        9,602,356
                                            ------------     ------------     ------------
  Total interest bearing ..............      166,302,303      162,767,041      150,115,428
                                            ------------     ------------     ------------
Total deposits ........................     $183,263,939     $179,666,098     $162,746,354
                                            ============     ============     ============

Total deposits increased $3.6 million to $183.3 million at December 31, 2001. Non-interest bearing deposits increased $63,000 to $17.0 million at December 31, 2001. Interest bearing deposits increased $3.5 million. Increases in NOW accounts and money market accounts of $18.8 million and $9.4 million, respectively, were for the most part, offset by decreases in the certificate of deposits portfolio of $24.7 million. The decrease in certificates of deposit was due primarily to an outflow of maturities of premium priced certificates, some of which were shifted into Super NOW accounts which is a high interest rate transaction account. The Bank continues to offer attractive interest rates in the very competitive Fairfield County marketplace in order to fund loan growth.

As of December 31, 2001, the Bank's maturities of time deposits were:

                                $100,000 or    Less than
                                  greater      $100,000       Totals
      --------------------------------------------------------------
      (thousands of dollars)
      Three months or less .     $ 7,964       $17,052       $25,016
      Three to six months ..       8,557        16,053        24,610
      Six months to one year       6,015        11,890        17,905
      Over one year ........       2,841         8,086        10,927
                                 -------       -------       -------
      Total ................     $25,377       $53,081       $78,458
                                 =======       =======       =======

Other

The decrease in accrued interest receivable is due to the reduction in interest rates during 2001.

The increase in accrued expenses and other liabilities is due primarily to increases in accruals for incentive compensation arrangements and higher accrual balances at year end for professional services and advertising fees.

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

                                Distribution of Assets, Liabilities and Shareholders' Equity
                        Interest Rates and Interest Differential and Rate Volume Variance Analysis
                                                  (thousands of dollars) (1)

                                            2001                                2000
                             --------------------------------    -------------------------------
                                                                                                        Fluctuations in Interest
                                          Interest                            Interest                        Income/Expense (3)
                                Average    Income/    Average       Average    Income/Average                Due to change in:
                                Balance    Expense       Rate       Balance    Expense      Rate     Volume        Rate      Total
                             --------------------------------    -------------------------------   -------------------------------

Interest earning assets:
Loans (2)                     $ 132,687  $  11,136      8.39%    $  122,415   $ 11,304     9.23%      $  906   $ (1,074)    $ (168)
Short term investments            3,306         86      2.60%             -          -         -          86           -         86
Investments (4)                  36,025      2,024      5.62%        33,822      2,152     6.36%         134       (262)      (128)
Federal funds sold               10,662        477      4.47%        19,639      1,238     6.30%       (466)       (295)      (761)
                              -------------------------------    -------------------------------      -----------------------------
Total interest earning assets   182,680     13,723      7.51%       175,876     14,694     8.35%         660     (1,631)      (971)
                              -------------------------------    -------------------------------      -----------------------------

Cash and due from banks           4,772                               3,566
Premises and equipment, net         954                                 985
Allowance for loan losses       (1,745)                             (1,527)
Other                             3,178                               2,686
                              ---------                          ----------
Total Assets                  $ 189,839                          $  181,586
                              =========                          ==========

Interest bearing liabilities:
Time certificates             $  81,042  $   4,177      5.15%    $   97,851   $  5,804     5.93%      $ (923)  $    (704)   $(1,627)
Savings accounts                 33,170        929      2.80%        33,179      1,323     3.99%            -       (394)      (394)
Money market accounts             3,539        101      2.85%           872         24     2.75%           76           1         77
NOW accounts                     13,330        168      1.26%        10,057        217     2.16%           58       (107)       (49)
Super NOW accounts               23,950      1,398      5.84%         9,136        537     5.88%          865         (4)        861
Collateralized borrowings           474         36      7.59%           401         40     9.98%            7        (11)        (4)
Capital lease obligation            415         58     13.98%           516         71    13.76%         (14)           1       (13)
Other borrowings                      3          -          -            19          1     5.26%          (2)           1        (1)
                              -------------------------------    -------------------------------      ------------------------------
Total interest
      bearing liabilities       155,923      6,867      4.40%       152,031      8,017     5.27%           67     (1,217)    (1,150)
                              -------------------------------    -------------------------------      ------------------------------

Demand deposits                  15,800                              14,068
Accrued expenses and
     other liabilities              931                                 738
Shareholders' equity             17,185                              14,749
                              ---------                            --------
Total liabilities and equity  $ 189,839                          $  181,586
                              =========                          ==========

Net interest income                      $   6,856                            $  6,677                $   593  $    (414)   $   179
                                         =========                            ========                ==============================
Interest margin                                         3.75%                              3.80%
                                                     ========                              =====
Interest Spread                                         3.11%                              3.08%
                                                     ========                              =====

(1) The rate volume analysis reflects the changes in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to volume includes changes in interest attributable to mix.
(2) Includes non-accruing loans.
(3) Favorable/ (unfavorable) fluctuations.
(4) Yields are calculated at historical cost and excludes the effects of unrealized gain or loss on available for sale securities.

RESULTS OF OPERATIONS

For the year ended December 31, 2001, Bancorp earned $876,000 ($0.37 basic income per share and $0.36 diluted income per share) an increase of 14.21% as compared to 2000 when Bancorp earned $767,000 ($0.34 basic income per share and $0.33 diluted income per share). Despite an increase in average earning assets, interest income decreased $972,000 to $13.7 million in 2001 as compared to 2000 when interest income was $14.7 million. This decrease is due mainly to decreases in interest rates on variable rate loans and investments due to Federal Reserve Bank rate reductions, offset partially by an increase in loan volume.

Non-interest income increased $825,000 or 30.71% to $3.5 million for 2001. A favorable interest rate environment and an increase in the volume of loan refinancings resulted in an increase in mortgage brokerage and referral fees and loan processing fees of $850,000 as compared to the previous year.

Interest expense decreased $1.2 million or 14.35% to $6.9 million in 2001 compared to $8.0 million in 2000. The decrease in interest expense is due to the general decrease in interest rates and lower outstanding average balances in certificates of deposit resulting from maturing premium rate certificates of deposit, some of which shifted to products paying lower interest rates.

Non-interest expenses for 2001 totaled $8.7 million which represents an increase of $982,000 or 12.77% over the prior year. The higher operating costs were primarily the result of higher commissions paid to loan originators as well as compensation adjustments and staffing additions made during the fourth quarter of 2000, which impact the full year of 2001, as well as staffing additions made during 2001. In August 2001, Bancorp opened a new branch location in Norwalk, Connecticut which resulted in additional capital expenditures as well as increases in salaries and benefits and occupancy and equipment expenses.

The following are measurements of Bancorp's earnings in relation to assets, equity and earnings per share.

                                            2001          2000            1999
                                            ----------------------------------

Return on average assets                    .46%          .42%            .27%
Return on average equity                   5.10%         5.20%           2.67%
Dividend payout ratio                     16.21%             -               -
Average equity to average assets           9.05%         8.12%          10.19%
Basic income per share                     $0.37         $0.34           $0.17
Diluted income per share                   $0.36         $0.33           $0.16


Interest income and expense
---------------------------

Bancorp's net interest margin increased $179,000 or 2.69%, to $6.9 million in 2001 from $6.7 million in 2000. Despite an increase in average earning assets of $6.8 million, or 3.86%, lower short term interest rates reduced Bancorp's interest income 6.61% from $14.7 million in 2000 to $13.7 million in 2001. Average loans outstanding increased $10.3 million led by growth in real estate and commercial loans which reflects the strength of the local real estate market. A reduction in the investment yield of 11.63% resulted in a reduction in interest income on investments of $42,000 in 2001. Dramatically falling short-term interest rates resulted in a decrease of 1.83% in the rate earned on Federal Funds Sold; this combined with a reduction of

$9.0 million in average balances resulted in a decrease in interest on Federal Funds Sold of $762,000. Total average interest bearing liabilities increased by $3.9 million; average certificates of deposit decreased by $16.8 million while average Super NOW accounts increased $14.8 million; average NOW accounts increased $3.3 million and average money market deposits increased $2.7 million. Interest expense decreased from $8.0 million in 2000 to $6.9 million in 2001. Interest on certificates of deposit decreased by $1.6 million resulting from lower average outstanding balances and a decrease in the cost of funds for that portfolio from 5.93% in 2000 to 5.15% in 2001. Interest on Super NOW accounts increased $861,000 due to an increase in the average outstanding balances of $14.8 million.

Non-interest income
-------------------

Non-interest income increased $825,000 from $2.7 million in 2000 to $3.5 million in 2001. The increase is due primarily to the favorable interest rate environment and increase in the volume of residential mortgage loan refinancings which resulted in an increase of $850,000 in mortgage brokerage and loan processing fees. Included in non-interest income is a charge to earnings of $118,000 representing a write down made for the permanent impairment of a debt security due to the deterioration in the financial condition of the issuer; management continues to closely monitor the status and performance of the issuer.

Non-interest expenses
---------------------

Non-interest expenses increased $982,000 in 2001 from $7.7 million in 2000 to $8.7 million in 2001. Salaries and benefits increased $1.0 million due primarily to increases in commissions and incentive compensation as a direct result of higher residential loan originations. Higher staffing levels and incentive compensation also impacted salaries, payroll taxes and health care costs. Occupancy and equipment expenses increased $192,000 from $744,000 in 2000 to $935,000 in 2001; this increase is due primarily to increases in maintenance and repairs as well as the costs associated with establishing the branch office in Norwalk, Connecticut. Professional services decreased $108,000; legal expenses decreased in 2001 due to the nonrecurring expenses related to the 2000 private placement; and in 2001 the Bank hired an Information Technology Manager which was previously an outsourced function. Advertising and promotional expenses decreased $73,000 from $325,000 in 1999 to $252,000 in 2001 due to fewer promotional campaigns in 2001.

The provision for income taxes of $564,000 in 2001 and $575,000 for 2000 represents the tax expense recognized for both federal and state income tax. The effective tax rates for 2001 and 2000 are 39.16% and 42.86% respectively. Fluctuations in effective tax rates are due to the decreasing impact of the amortization of intangible assets, as well as the increase in dividend income from money market preferred instruments which are partially tax exempt.

Management believes that additional branch offices, if opened, will contribute to the future growth and earnings of Bancorp. While the opening of these new branches will result in increased operating expenses, the openings will be strategically planned to maintain profitable operations.

Management regularly reviews loan and deposit rates and attempts to price Bancorp's products competitively. With the assistance of its investment advisors, Bancorp tracks its mix of asset/liability maturities and strives to maintain a reasonable match. Performance ratios are reviewed monthly by management and the Board and are used to set strategies.

LIQUIDITY

Bancorp's liquidity position was 30.5% and 27.5% at December 31, 2001 and 2000, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, available-for-sale securities and held-to-maturity securities maturing in one year or less. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates Bank's regulatory capital ratios:

                                                 December 31,
                                       2001         2000        1999
                                    ---------------------------------
     Leverage Capital                 8.11%        7.73%       7.21%
     Tier 1 Risk-Based Capital        9.57%       10.01%       8.91%
     Total Risk-Based Capital        10.69%       11.10%       9.90%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank believes that it is considered to be "well capitalized" under applicable regulations. To be considered "well-capitalized," an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Bancorp's actual and required ratios are not substantially different from those shown above.

EMERGING ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No 141 requires that all business combinations consummated after June 30, 2001 be accounted for by the purchase method unless the combination was initiated on or prior to that date and it meets the conditions to be accounted for by the pooling-of-interests method in accordance with APB Opinion No. 16, "Business Combinations." Statement No. 142 is required to be applied in years beginning after December 15, 2001. Under Statement No. 142, goodwill and intangible assets that management concludes have indefinite useful lives will no longer be amortized, but will be subject to impairment tests performed at least annually. Also, upon initial application,

Bancorp is required to perform a transitional impairment test to all previously recognized goodwill and to assign all recognized assets and liabilities to reporting units (which have not yet been identified by management). Other intangible assets will continue to be amortized over their useful lives as determined at the date of initial application.

Bancorp will apply Statement No. 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement No. 142 is expected to result in an increase in net income of approximately $124,000 ($0.05 per share) per year. During 2002, Bancorp will perform its transitional impairment test of goodwill, which has an unamortized balance of $930,091 at December 31, 2001. Bancorp has not yet determined what effect such transitional impairment test will have on the earnings and financial position of Bancorp.

MARKET RISK

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Based upon the nature of Bancorp's business, market risk is primarily limited to interest rate risk, which is the impact that changing interest rates have on current and future earnings.

Bancorp's goal is to maximize long term profitability while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price Bancorp's assets and liabilities to maintain an acceptable interest rate spread while reducing the net effect of changes in interest rates. In order to accomplish this, the focus is on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable rate loans for the portfolio and purchase short term investments to offset the increasing short term re-pricing of the liability side of the balance sheet. In fact, a number of the interest bearing deposit products have no contractual maturity. Customers may withdraw funds from their accounts at any time and deposit balances may therefore run off unexpectedly due to changing market conditions.

The exposure to interest rate risk is monitored by the Asset and Liability Management Committee ("ALCO") consisting of senior management personnel. ALCO reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. ALCO reports to the Board of Directors on a monthly basis regarding its activities.

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

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995
------------------------------------------------------------------------------

Certain statements contained in Bancorp's public reports, including this report, and in particular in this "Management's Discussion and Analysis or Plan of Operation," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effect of Bancorp's opening of branches, and (8) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in the Bancorp's filings with the SEC.

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

Item 7.  Financial Statements
         --------------------

The consolidated balance sheets of Bancorp as of December 31, 2001 and December 31, 2000 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2001 and December 31, 2000, together with the report thereon of McGladrey & Pullen, LLP dated February 20, 2002, are included as part of this Form 10-KSB in the "Financial Report" following page 27 hereof.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

       Not applicable.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

The information required by Items 401 and 405 of Regulation S-B is incorporated into this Form 10-KSB by reference to Bancorp's definitive proxy statement (the "Definitive Proxy Statement") for its 2002 Annual Meeting of Shareholders.


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

3(i) Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

3(ii) By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(a)(1)     2001 Stock Appreciation Rights Plan of Bancorp.

10(a)(2) Lease dated February 1, 1995 between 999 Bedford Street Corporation and the Bank (incorporated by reference to Exhibit 10(a)(3) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

10(a)(3) Employment Agreement, dated as of October 23, 2000, as amended by a First Amendment, dated as of March 21, 2001, among the Bank, Bancorp and Charles F. Howell (incorporated by reference to Exhibit 10(a)(4) to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 000-29599)).

10(a)(4)     Change of Control Agreement, dated as of May 1, 2001 between Robert
             F. O'Connell and Patriot National Bank.

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

Bancorp filed no reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Patriot National Bancorp, Inc.
                                       (Registrant)


                                  By:  /s/   Angelo De Caro
                                       ------------------------------
                                       Name: Angelo De Caro
                                       Title: Chairman & Chief Executive Officer

Date:  March 20, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


   /s/  Angelo De Caro                                         March 20, 2002
---------------------------------                              --------------
Angelo De Caro, Chairman, Chief Executive                      Date
Officer and Director


  /s/   Robert F. O'Connell                                    March 20, 2002
---------------------------------                              --------------
Robert F. O'Connell                                            Date
Senior Executive Vice President,
Chief Financial Officer and Director


  /s/   Michael A. Capodanno                                   March 20, 2002
---------------------------------                              --------------
Michael A. Capodanno                                           Date
Vice President & Controller


  /s/   Herbert A. Bregman                                     March 20, 2002
---------------------------------                              --------------
Herbert A. Bregman                                             Date
Director


  /s/   Fred A. Decaro, Jr.                                    March 20, 2002
---------------------------------                              --------------
Fred A. DeCaro, Jr.                                            Date
Director

Form 10 KSB - Signatures continued


  /s/  John J. Ferguson                                        March 20, 2002
---------------------------------                              --------------
John L. Ferguson                                               Date
Director


  /s/   John A. Geoghegan                                      March 20, 2002
---------------------------------                              --------------
John A. Geoghegan                                              Date
Director


  /s/   L. Morris Glucksman                                    March 20, 2002
---------------------------------                              --------------
L. Morris Glucksman                                            Date
Director


  /s/   Charles F. Howell                                      March 20, 2002
---------------------------------                              --------------
Charles F. Howell                                              Date
Director


  /s/   Michael Intrieri                                       March 20, 2002
---------------------------------                              --------------
Michael Intrieri                                               Date
Director


  /s/   Richard Naclerio                                       March 20, 2002
---------------------------------                              --------------
Richard Naclerio                                               Date
Director


  /s/   Paul Settelmeyer                                       March 20, 2002
---------------------------------                              --------------
Paul Settelmeyer                                               Date
Director


  /s/   Salvatore Trovato                                      March 20, 2002
---------------------------------                              --------------
Salvatore Trovato                                              Date
Director


  /s/   Philip Wolford                                         March 20, 2002
---------------------------------                              --------------
Philip Wolford                                                 Date
Director

                         PATRIOT NATIONAL BANCORP, INC.

                                FINANCIAL REPORT

                           DECEMBER 31, 2001 AND 2000

                                    CONTENTS



--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                                  1
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated balance sheets                                               2
    Consolidated statements of income                                         3
    Consolidated statements of shareholders' equity                           4
    Consolidated statements of cash flows                                   5-6
    Notes to consolidated financial statements                             7-35
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
Patriot National Bancorp, Inc.
Stamford, Connecticut


We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ McGLADREY & PULLEN, LLP
New Haven, Connecticut
February 20, 2002

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
-------------------------------------------------------------------------------------------------------


                                                                              2001             2000
                                                                          ------------     ------------
ASSETS
Cash and due from banks (Note 2) ....................................     $  7,544,242     $  3,565,071
Federal funds sold ..................................................       12,700,000       29,500,000
Short-term investment ...............................................        6,788,569             --
                                                                          ------------     ------------
        Cash and cash equivalents ...................................       27,032,811       33,065,071

Available for sale securities (at fair value) (Note 3) ..............       34,717,930       20,706,974
Held to maturity securities (fair value:  2000 $11,974,862) (Note 4)              --         12,298,058
Federal Reserve Bank stock ..........................................          481,050          475,200
Federal Home Loan Bank stock (Note 8) ...............................          617,900          593,600
Loans receivable (net of allowance for loan losses:  2001 $1,894,454;
  2000 $1,644,817) (Note 5) .........................................      135,680,036      126,411,265
Accrued interest receivable .........................................        1,079,450        1,228,920
Premises and equipment, net (Notes 6 and 9) .........................        1,102,428          898,754
Deferred tax asset, net (Note 10) ...................................          662,296          651,228
Goodwill (net of accumulated amortization:  2001 $306,037;
  2000 $182,101) (Note 19) ..........................................          930,091        1,054,027
Other assets ........................................................          265,465          245,030
                                                                          ------------     ------------
        Total assets ................................................     $202,569,457     $197,628,127
                                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits (Note 7):
    Noninterest bearing deposits ....................................     $ 16,961,636     $ 16,899,057
    Interest bearing deposits .......................................      166,302,303      162,767,041
                                                                          ------------     ------------
        Total deposits ..............................................      183,263,939      179,666,098

Capital lease obligation (Note 9) ...................................          364,836          470,826
Collateralized borrowings ...........................................          474,444          474,444
Accrued expenses and other liabilities ..............................        1,060,222          589,323
                                                                          ------------     ------------
        Total liabilities ...........................................      185,163,441      181,200,691
                                                                          ------------     ------------

Commitments and contingencies (Notes 8, 9, 11, and 13)

Shareholders' equity (Notes 11 and 14)
  Common stock, $2 par value; 5,333,333 shares authorized; shares
     issued and outstanding: 2001 2,400,525; 2000 2,400,375 .........        4,801,050        4,800,750
Additional paid-in capital ..........................................       11,484,649       11,483,770
Retained earnings ...................................................          864,202          131,840
Accumulated other comprehensive income - net unrealized
  gain on available for sale securities .............................          256,115           11,076
                                                                          ------------     ------------
        Total shareholders' equity ..................................       17,406,016       16,427,436
                                                                          ------------     ------------

        Total liabilities and shareholders' equity ..................     $202,569,457     $197,628,127
                                                                          ============     ============

See Notes to Consolidated Financial Statements.


PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2001 and 2000
----------------------------------------------------------------------------------------------
                                                                     2001             2000
                                                                ------------      ------------
Interest and Dividend Income
  Interest and fees on loans ..............................     $ 11,136,375      $ 11,303,915
  Interest and dividends on investment securities .........        2,110,012         2,151,724
  Interest on federal funds sold ..........................          476,556         1,238,496
                                                                ------------      ------------
        Total interest and dividend income ................       13,722,943        14,694,135
                                                                ------------      ------------

Interest Expense
  Interest on deposits (Note 7) ...........................        6,772,517         7,904,757
  Interest on other borrowings ............................              107             1,260
  Interest on capital lease obligation ....................           58,012            71,140
  Interest expense on collateralized borrowings ...........           36,324            40,458
                                                                ------------      ------------
        Total interest expense ............................        6,866,960         8,017,615
                                                                ------------      ------------

        Net interest income ...............................        6,855,983         6,676,520

Provision for Loan Losses (Note 5) ........................          250,000           325,900
                                                                ------------      ------------

        Net interest income after provision for loan losses        6,605,983         6,350,620
                                                                ------------      ------------

Noninterest Income
  Mortgage brokerage referral fees ........................        2,667,307         2,103,114
  Loan processing fees ....................................          540,499           255,191
  Fees and service charges ................................          273,480           235,574
  Gains and origination fees from loans sold ..............           70,790            61,014
  Loss on impaired investment security (Note 3) ...........         (117,679)             --
  Other income ............................................           75,558            30,403
                                                                ------------      ------------
        Total noninterest income ..........................        3,509,955         2,685,296
                                                                ------------      ------------

Noninterest Expenses
  Salaries and benefits (Note 12) .........................        5,282,441         4,275,275
  Occupancy and equipment expense, net ....................          935,436           743,589
  Data processing and other outside services ..............          618,408           593,536
  Professional services ...................................          322,897           430,696
  Advertising and promotional expenses ....................          251,666           325,124
  Forms, printing and supplies ............................          146,933           164,785
  Regulatory assessments ..................................           90,241            96,867
  Directors' fees and expenses ............................           65,800            65,372
  Other operating expenses ................................          961,729           998,101
                                                                ------------      ------------
        Total noninterest expenses ........................        8,675,551         7,693,345
                                                                ------------      ------------

        Income before income taxes ........................        1,440,387         1,342,571

Provision for Income Taxes (Note 10) ......................          564,000           575,400
                                                                ------------      ------------

        Net income ........................................     $    876,387      $    767,171
                                                                ============      ============

        Basic income per share (Note 11) ..................     $       0.37      $       0.34
                                                                ============      ============

        Diluted income per share (Note 11) ................     $       0.36      $       0.33
                                                                ============      ============

        Dividends per share ...............................     $       0.06      $       --
                                                                ============      ============

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2001 and 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                           Additional                      Other
                                                Number of      Common       Paid-in       Retained     Comprehensive
                                                 Shares        Stock        Capital       Earnings         Income        Total
                                                -----------------------------------------------------------------------------------

Balance, January 1, 2000 ..................     2,160,952  $  4,321,904  $  9,807,957  $   (635,331)  $   (258,442)  $ 13,236,088
                                                                                                                     ------------
Comprehensive income
  Net income ..............................          --            --            --         767,171           --          767,171
  Unrealized holding gain on available for
    sale securities, net of taxes (Note 16)          --            --            --            --          269,518        269,518
                                                                                                                     ------------
        Total comprehensive
        income ............................                                                                             1,036,689
                                                                                                                     ------------

Issuance of common stock (Note 11) ........       239,423       478,846     1,675,813          --             --        2,154,659
                                                -----------------------------------------------------------------------------------

Balance, December 31, 2000 ................     2,400,375     4,800,750    11,483,770       131,840         11,076     16,427,436
                                                                                                                     ------------

Comprehensive income
  Net income ..............................          --            --            --         876,387           --          876,387
  Unrealized holding gain on available for
    sale securities, net of taxes (Note 16)          --            --            --            --          245,039        245,039
                                                                                                                     ------------
        Total comprehensive
        income ............................                                                                             1,121,426
                                                                                                                     ------------

Dividends .................................          --            --            --        (144,025)          --         (144,025)

Issuance of common stock ..................           150           300           879          --             --            1,179
                                                -----------------------------------------------------------------------------------

Balance, December 31, 2001 ................     2,400,525  $  4,801,050  $ 11,484,649  $    864,202   $    256,115   $ 17,406,016
                                                ===================================================================================


See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001 and 2000
-----------------------------------------------------------------------------------------------

                                                                     2001              2000
                                                                 ------------      ------------
Cash Flows from Operating Activities
  Net income ...............................................     $    876,387      $    767,171
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization and accretion of investment discounts and
        premiums, net ......................................          (13,522)          (10,958)
      Originations of loans held for sale ..................       25,117,910       (15,087,035)
      Proceeds from sales of loans held for sale ...........      (25,117,910)       15,087,035
      Gains on sales of loans ..............................          (11,326)             --
      Provision for loan losses ............................          250,000           325,900
      Loss on impaired investment security .................          117,679              --
      Depreciation and amortization of fixed assets ........          357,706           294,228
      Loss on disposal of bank premises and equipment ......            1,710               165
      Deferred income taxes ................................         (176,215)         (260,708)
      Amortization of goodwill .............................          123,936           123,921
      Changes in assets and liabilities:
        Increase in deferred loan fees .....................           60,587            11,956
        Decrease (increase) in accrued interest receivable .          149,470          (248,143)
        (Increase) in other assets .........................          (20,435)          (66,337)
        Increase in accrued expenses and other liabilities .          422,888           265,755
                                                                 ------------      ------------
          Net cash provided by operating activities ........        2,138,865         1,202,950
                                                                 ------------      ------------

Cash Flows from Investing Activities
  Purchases of available for sale securities ...............      (15,600,000)       (4,046,225)
  Proceeds from sales of available for sale securities .....        9,046,223              --
  Proceeds from maturities of available for sale securities           499,290           550,000
  Principal repayments on available for sale securities ....        4,147,618         3,229,871
  Proceeds from maturities of held to maturity securities ..          500,000              --
  Purchase of Federal Reserve Bank stock, net of redemptions           (5,850)          (64,500)
  Purchase of Federal Home Loan Bank stock .................          (24,300)         (286,600)
  Proceeds from sale of loan receivable ....................          286,509              --
  Net increase in loans ....................................       (9,854,541)      (18,979,210)
  Purchases of premises and equipment ......................         (563,090)         (233,496)
                                                                 ------------      ------------
          Net cash used in investing activities ............      (11,568,141)      (19,830,160)
                                                                 ------------      ------------

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
Years Ended December 31, 2001 and 2000
----------------------------------------------------------------------------------------------------

                                                                          2001              2000
                                                                      ------------      ------------

Cash Flows from Financing Activities
  Net increase in demand, savings and money market deposits .....     $ 28,253,847      $ 17,732,024
  Net decrease in time certificates of deposit ..................      (24,656,006)         (812,280)
  Principal payments on capital lease obligation ................         (105,990)          (92,861)
  Net increase in collateralized borrowings .....................             --             149,444
  Dividends paid on common stock ................................          (96,014)             --
  Proceeds from issuance of common stock ........................            1,179         2,154,659
                                                                      ------------      ------------
        Net cash provided by financing activities ...............        3,397,016        19,130,986
                                                                      ------------      ------------

        Net (decrease) increase in cash and cash equivalents ....       (6,032,260)          503,776

Cash and cash equivalents
  Beginning .....................................................       33,065,071        32,561,295
                                                                      ------------      ------------

  Ending ........................................................     $ 27,032,811      $ 33,065,071
                                                                      ============      ============

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
    Interest ....................................................     $  6,853,985      $  7,977,157
                                                                      ============      ============

    Income taxes ................................................     $    714,218      $    773,440
                                                                      ============      ============

Supplemental Disclosure of Noncash Investing and Financing
  Activities
    Transfer of held to maturity securities to available for sale
      securities (Note 4) .......................................     $ 11,796,300      $       --
                                                                      ============      ============

    Unrealized holding gains on available for sale
      securities arising during the period ......................     $    410,186      $    441,926
                                                                      ============      ============

    Dividends declared on common stock ..........................     $     48,011      $       --
                                                                      ============      ============


See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Patriot National Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company that was organized in 1999. On December 1, 1999, all the issued and outstanding shares of Patriot National Bank (the "Bank") were converted into Company common stock and the Bank became a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, two branch offices in Greenwich, Connecticut and one branch office in Norwalk, Connecticut. The Bank's customers are concentrated in Fairfield County, Connecticut and Westchester County, New York. The Bank also conducts mortgage brokerage operations in Connecticut and New York through its mortgage brokerage division, Pinnacle Financial.

Principles of consolidation and basis of financial statement presentation
--------------------------------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiary, PinPat Acquisition Corporation, and have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

The following is a summary of the Company's significant accounting policies.

Cash and cash equivalents
-------------------------

Cash and due from banks, federal funds sold and short-term investments are recognized as cash equivalents in the consolidated financial statements. Federal funds sold generally mature in one day. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash flows from loans and deposits are reported net. The Company maintains amounts due from banks and Federal funds sold which, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations. The short-term investment represents an investment in a money market mutual fund of a single issuer.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


Investments in debt and marketable equity securities
----------------------------------------------------

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The sale of a held to maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


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

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies have the authority to require the Company to recognize additions to the allowance or charge-offs based on the agencies' judgments about information available to them at the time of their examination.

Interest and fees on loans
--------------------------

Interest on loans is accrued and included in operating income based on contractual rates applied to principal amounts outstanding. The accrual of interest income is discontinued whenever

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


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

Loan brokerage activities
-------------------------

The  Company   receives  loan  brokerage  fees  for  soliciting  and  processing conventional loan applications on behalf of permanent investors. Brokerage fee income is recognized upon closing of loans for permanent investors.

Transfers of financial assets
-----------------------------

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the transferor does not maintain effective control over the transferred assets through either
(a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in operations upon disposal.

Premises and equipment
----------------------

Premises and equipment are stated at cost for purchased assets, and at the lower of fair value or the net present value of the minimum lease payments required over the term of the lease for assets under capital leases, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from three to ten years. Amortization of premises under capital leases is charged to operations using the straight-line method over the life of the lease. Gains and losses on dispositions are recognized upon realization.
Maintenance  and  repairs  are  expensed  as  incurred  and   improvements   are
capitalized.

Goodwill
--------

Goodwill represents the cost in excess of net assets of businesses acquired and is being amortized on a straight-line basis over ten years.

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Related party transactions
--------------------------

Directors and officers of the Company and the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features. Note 15 contains details regarding related party transactions.

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


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

Fair values of financial instruments
------------------------------------

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      Cash and due from banks, federal funds sold, short-term investments and accrued interest receivable
      -----------------------------------------------------------------------

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

      Loans receivable
      ----------------

      For variable rate loans which reprice frequently, and have no significant changes in credit risk, fair value is based on the loans' carrying value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the year end rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


Deposits
--------------------------------------------------------------------------------

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

      Collateralized borrowings
      -------------------------

      For variable rate borrowings which reprice frequently, fair value is based on carrying value. The fair value of fixed rate borrowings is estimated by discounting the future cash flows using current interest rates for similar available borrowings with the same remaining maturities.

      Off-balance-sheet instruments
      -----------------------------

      Fair values for the Company's off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Reclassifications
-----------------

Certain 2000 financial statement amounts have been reclassified to conform with the 2001 presentations. Such reclassifications had no effect on 2000 net income.

NOTE 2.  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain reserves against its respective transaction accounts and non personal time deposits. At December 31, 2001, the Bank was required to have cash and liquid assets of approximately $2,070,000 to meet these requirements. In addition, the Company is required to maintain $25,000 in the Federal Reserve Bank for clearing purposes.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 3.  AVAILABLE FOR SALE SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2001 and 2000 are as follows:

                                                                       Gross             Gross
                                   Amortized       Unrealized        Unrealized          Fair
2001                                 Cost             Gains            Losses            Value
----                             ------------     ------------      ------------      ------------

Mortgage-backed securities .     $  9,981,222     $    262,196      $       --        $ 10,243,418
Corporate bonds ............       11,675,851          213,049            (8,744)       11,880,156
Marketable equity securities       12,632,067             --             (37,711)       12,594,356
                                 ------------     ------------      ------------      ------------
                                 $ 34,289,140     $    475,245      $    (46,455)     $ 34,717,930
                                 ============     ============      ============      ============

                                                                       Gross             Gross
                                   Amortized       Unrealized        Unrealized          Fair
2000                                 Cost             Gains            Losses            Value
----                             ------------     ------------      ------------      ------------

Mortgage-backed securities .     $ 14,110,790     $     80,300      $       --        $ 14,191,090
U.S. Government obligations           499,290             --                (625)          498,665
Marketable equity securities        6,078,290             --             (61,071)        6,017,219
                                 ------------     ------------      ------------      ------------
                                 $ 20,688,370     $     80,300      $    (61,696)     $ 20,706,974
                                 ============     ============      ============      ============

The amortized cost and fair value of available for sale debt securities at December 31, 2001 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                                      Amortized          Fair
                                         Cost           Value
                                     -----------     -----------
  Maturity:
      1-5 years ................     $ 9,316,199     $ 9,476,061
      5-10 years ...............       2,359,652       2,404,095
      Mortgage-backed securities       9,981,222      10,243,418
                                     -----------     -----------
  Total ........................     $21,657,073     $22,123,574
                                     ===========     ===========

During 2001, proceeds from sales of available for sale securities were $9,046,223 and there were no gains or losses realized on those sales. During 2000, there were no sales of available for sale securities. Also, during 2001, due to the significant deterioration in the creditworthiness of the

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


issuer, the Company recognized an impairment loss of $117,679 on an available for sale corporate bond, which loss was considered other than temporary.

NOTE 4.  HELD TO MATURITY SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of held to maturity securities at December 31, 2000 are as follows:

                                                    Gross             Gross
                                  Amortized       Unrealized        Unrealized           Fair
2000                                Cost            Gains             Losses             Value
----                            ------------     ------------      ------------      ------------

U.S. Government obligations     $    499,836     $       --        $       (149)     $    499,687
Corporate bonds ...........       11,798,222               41          (323,088)       11,475,175
                                ------------     ------------      ------------      ------------

                                $ 12,298,058     $         41      $   (323,237)     $ 11,974,862
                                ============      ============      ============     ============

During 2001, the Company transferred all of its held to maturity securities, which had a carrying value of $11,796,300, to the available for sale category.
At the time of the transfer, the Company recognized an unrealized loss of $154,147 as an adjustment to other comprehensive income. The transfer of these securities was made based on a change in the Company's overall investment strategies and for liquidity purposes.

There were no sales of held to maturity securities during 2001 or 2000.

NOTE 5.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

A summary of the Company's loan portfolio at December 31, 2001 and 2001 is as follows:

                                                          2001                2000
                                                     -------------      -------------
Real estate:
    Commercial .................................     $  60,481,789      $  57,297,310
    Residential ................................         7,501,504          5,041,776
    Construction, net of undisbursed portion of
      $5,096,767 in 2001 and $10,842,047 in 2000        26,215,265         22,969,904
Commercial .....................................        14,649,112         12,841,040
Consumer installment ...........................         1,231,672          1,652,587
Consumer home equity ...........................        27,770,723         28,468,453
                                                     -------------      -------------
           Total loans .........................       137,850,065        128,271,070
Net deferred loan fees .........................          (275,575)          (214,988)
Allowance for loan losses ......................        (1,894,454)        (1,644,817)
                                                     -------------      -------------
           Loans receivable, net ...............     $ 135,680,036      $ 126,411,265
                                                     =============      =============

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


The changes in the allowance for loan losses for the years ended December 31, 2001 and 2000 are as follows:

                                                      2001              2000
                                                   -----------      -----------

Balance, beginning of year ...................     $ 1,644,817      $ 1,360,183
    Provision for loan losses ................         250,000          325,900
    Recoveries of loans previously charged-off           1,412            3,314
    Loans charged-off ........................          (1,775)         (44,580)
                                                   -----------      -----------
Balance, end of year .........................     $ 1,894,454      $ 1,644,817
                                                   ===========      ===========

At December 31, 2001 and 2000, the unpaid principal balances of loans delinquent 90 days or more were $2,953,870 and $2,266,421, respectively, and the unpaid principal balances of loans placed on nonaccrual status were $1,653,946 and $1,759,270, respectively.

The following information relates to impaired loans as of and for the years ended December 31, 2001 and 2000:

                                                                 2001           2000
                                                             -----------     ----------

Loans receivable for which there is a related allowance
    for credit losses ..................................     $ 1,653,946     $   95,307
                                                             ===========     ==========

Loans receivable for which there is no related allowance
    for credit losses ..................................     $      --       $1,663,963
                                                             ===========     ==========

Allowance for credit losses related to impaired loans ..     $   118,092     $   95,307
                                                             ===========     ==========

Average recorded investment in impaired loans ..........     $ 1,567,075     $1,169,872
                                                             ===========     ==========

There was no interest income on impaired loans collected or recognized in 2001 and 2000. The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 75% of the market value of the collateral at the date of the credit extension depending on the Company's evaluation of the borrowers' creditworthiness and type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are accounts receivable, inventory, other business assets, marketable securities and time deposits. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower's ability to generate continuing cash flows.

NOTE 6.  PREMISES AND EQUIPMENT

At December 31, 2001 and 2000, premises and equipment consisted of the following:

                                                       2001             2000
                                                   -----------      -----------

Premises under capital lease .................     $   783,000      $   783,000
Leasehold improvements .......................         831,814          538,723
Furniture, equipment and software ............         992,388          735,314
                                                   -----------      -----------
                                                     2,607,202        2,057,037
Less accumulated depreciation and amortization      (1,504,774)      (1,158,383)
                                                   -----------      -----------
                                                   $ 1,102,428      $   898,754
                                                   ===========      ===========

For the years ended December 31, 2001 and 2000, depreciation and amortization expense related to premises and equipment totaled $357,706 and $294,228, respectively.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 7.  DEPOSITS

At December 31, 2001 and 2000, deposits consisted of the following:

                                                    2001             2000
                                                ------------     ------------
Noninterest bearing .......................     $ 16,961,636     $ 16,899,057
Interest bearing:
    Time certificates, less than $100,000..       53,081,137       71,240,470
    Time certificates, $100,000 or more ...       25,376,629       31,873,302
    Money market ..........................       10,255,056          849,067
    Savings ...............................       31,258,415       31,164,493
    NOW ...................................       46,331,066       27,639,709
                                                ------------     ------------
      Total interest bearing ..............      166,302,303      162,767,041
                                                ------------     ------------
         Total deposits ...................     $183,263,939     $179,666,098
                                                ============     ============

Interest expense on certificates of deposit in denominations of $100,000 or more was $1,378,773 and $1,737,979 for the years ended December 31, 2001 and 2000, respectively.

Contractual maturities of time certificates of deposit as of December 31, 2001 are summarized below:

         Due within:
             1 year                                 $     67,530,758
             1-2 years                                     1,007,660
             2-3 years                                     1,996,039
             3-4 years                                       346,932
             4-5 years                                     7,576,377
                                                    ----------------
                                                    $     78,457,766
                                                    ================

NOTE 8.  LINE OF CREDIT AND FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2001, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2001 and 2000, there were no advances outstanding under this line of credit.

The Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to a percentage of its outstanding mortgage loans and contracts secured by residential properties, including mortgage-backed securities. No ready market exists for FHLB stock and it has no

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


quoted market value. For disclosure purposes, such stock is assumed to have a market value which is equal to cost since the Bank can redeem the stock with FHLB at cost.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Capital lease
-------------

The Company leases the Bank's main office under a capital lease which expires in 2004. Premises under capital lease of $783,000 and related accumulated amortization of $574,200 and $495,900 as of December 31, 2001 and 2000, respectively, are included in premises and equipment.

The Company is obligated under the lease to pay executory costs including insurance, property taxes, maintenance and other related expenses.

At December 31, 2001, future minimum lease payments, by years and in the aggregate, under this capital lease are as follows:

     Years Ending
     December 31,                                           Amount
     ----------------------------------------         ----------------

     2002                                              $      164,000
     2003                                                     164,000
     2004                                                     109,333
                                                      ----------------
                                                              437,333
     Less amount representing interest                         72,497
                                                      ----------------

     Present value of future minimum lease
       payments-capital lease obligation               $      364,836
                                                      ================

Operating leases
----------------

The Company subleases excess office space in its premises to a tenant under a noncancelable operating lease. Future minimum lease payments receivable for this lease by year, and in the aggregate, at December 31, 2001 are as follows:

               Years Ending
               December 31,                    Amount
               -------------               --------------

                    2002                   $     22,260
                    2003                         22,260
                    2004                         16,695
                                           --------------
                                           $     61,215
                                           ==============

For the years ended December 31, 2001 and 2000, rental income under both cancelable and noncancelable leases totaled $29,060 and $74,168, respectively.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------



The Company also has noncancelable operating leases for its two bank branch offices in 0Greenwich, Connecticut, one branch office in Norwalk, Connecticut and for its mortgage brokerage office in New York. Under these lease agreements, the Company is required to pay certain executory costs such as insurance and property taxes. The Company also leases parking space under a noncancelable operating lease agreement and certain equipment under cancelable and noncancelable arrangements.

Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows:

               Years Ending
               December 31,                       Amount
               ----------------               --------------

               2002                           $     427,314
               2003                                 446,298
               2004                                 334,566
               2005                                 305,616
               2006                                 273,000
               Thereafter                           138,600
                                              --------------
                                              $   1,925,394
                                              ==============

Total rental expense charged to operations for cancelable and noncancelable operating leases was $407,865 and $376,261 for the years ended December 31, 2001 and 2000, respectively.

Employment Agreements
---------------------

President's Agreement

In October 2000, the Company and the Bank entered into a three-year employment agreement (the "Agreement") with the Bank's President and Chief Executive Officer. The Agreement provides for, among other things, a stipulated base salary for the first year of the Agreement, annual increases at each anniversary, and a discretionary annual bonus to be determined by the Board of Directors. In addition, the Agreement provides that the Company will grant shares of the Company's common stock to the President on December 31, 2000, and annually thereafter through December 31, 2003. The number of shares to be granted is based on 30% of the President's stipulated base salary for the preceding annual employment period, as defined, and such shares granted will vest and be distributed ratably to the President at each of the anniversaries subsequent to the date of grant through the end of the term of the agreement. Compensation cost is being recognized over the vesting period. Under certain circumstances defined in the Agreement, this stock grant may be settled in cash. The Agreement also provides for the grant of options to purchase a minimum of 10,000 shares of the Company's common stock on December 31, 2000, and annually thereafter through December 2002, and on

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


December 31, 2003, if the President remains employed by the Bank. In the event that the Company does not have stock options available to grant at any of the stipulated dates, which was the case at December 31, 2000 and 2001, the President may then elect, on a future determination date, as defined, to be chosen by the President, to receive cash compensation in the future equal to the difference between the value of the Company's stock at the time the options would have been granted, and the value of the Company's stock on the determination date. For the year ended December 31, 2001, approximately $48,400 was charged to expense related to the stock and option compensation components of the Agreement.

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

The Agreement also includes change of control provisions that entitles the President to a lump sum payment of two times the greater of the President's stipulated base salary at the time of the change in control; total cash compensation, as defined, for the year preceding the change in control; or the average total cash compensation, as defined, for the two years preceding the change in control.

Other Employment Agreements

The Company entered into employment agreements with two officers of the Pinnacle Financial division. The agreements provide for, among other things, stipulated base salaries in 1999 and 2000, which may increase or decrease in years thereafter based on the achievement of certain financial results by the mortgage brokerage division. In addition, the agreements provide for annual bonuses based on the achievement of certain financial results by the mortgage brokerage division, and for reimbursement of expenses incurred incidental to their duties as officers. The agreements terminate on December 31, 2002; however, they automatically renew, unless either the Company or the officers elect not to renew in writing, for additional one year periods upon the same terms and conditions, except that the base salaries will increase by 10% for each one year extended term.

In 2001, the Company entered into a three-year employment agreement with its Chief Financial Officer. The agreement provides for, among other things, a stipulated base salary and discretionary bonuses as determined from time to time by the Board of Directors. The agreement terminates on September 19, 2004. In addition, certain officers of the Company have change of control agreements that entitle such officers to receive one year's compensation (as defined in the agreements) if a change of control (as defined in the agreements) occurs while such officers are full time officers of the Bank or within six months following termination of employment other than for cause (as defined in the agreements) or by reason of death or disability.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


Stock Appreciation Rights Plan
------------------------------

During 2001, the Company adopted the Patriot National Bancorp, Inc. 2001 Stock Appreciation Rights Plan (the "Plan"). Under the terms of the Plan, the Company may grant stock appreciation rights to officers of the Company that entitle the officers to receive, in cash or Company common stock, the appreciation in the value of the Company's common stock from the date of grant. Each award vests at the rate of 20% per year from the date of grant; however, portions of the grants may be forfeited if certain Company financial performance goals are not met. Any unexercised rights will expire ten years from the date of grant. During 2001, the Company granted a total of 18,000 stock appreciation rights to three Company officers, and $3,600 was charged to operations under this Plan for the year ended December 31, 2001.

Legal Matters
-------------

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 10. INCOME TAXES

The components of the income tax provision for the years ended December 31, 2001 and 2000 are as follows:

                                                        2001             2000
                                                     ---------        ---------
Current
    Federal ..................................       $ 582,401        $ 664,637
    State ....................................         157,814          171,471
                                                     ---------        ---------
           Total .............................         740,215          836,108
                                                     ---------        ---------

Deferred
    Federal ..................................        (138,401)        (204,640)
    State ....................................         (37,814)         (56,068)
                                                     ---------        ---------
           Total .............................        (176,215)        (260,708)
                                                     ---------        ---------

           Provision for income taxes ........       $ 564,000        $ 575,400
                                                     =========        =========

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


A reconciliation of the anticipated income tax provision (computed by applying the statutory Federal income tax rate to the income before income taxes) to the income tax provision as reported in the statements of income for the years ended December 31, 2001 and 2000 is as follows:

                                                           2001          2000
                                                         ---------    ---------

Provision for income taxes at statutory Federal rate     $ 489,700    $ 456,500
State taxes, net of Federal benefit ................        75,300       71,600
Dividends received deduction .......................       (71,500)     (16,400)
Nondeductible expenses .............................        81,200       58,400
Other ..............................................       (10,700)       5,300
                                                         ---------    ---------
           Total provision for income taxes ........     $ 564,000    $ 575,400
                                                         =========    =========

At December 31, 2001 and 2000, the components of gross deferred tax assets and gross deferred tax liabilities are as follows:

                                                         2001             2000
                                                       --------         --------

Deferred tax assets:
    Allowance for loan losses ................         $750,394         $651,514
    Investment securities ....................           46,613             --
    Asset under capital lease ................           61,807           72,774
    Premises and equipment ...................           75,931           47,651
    Accrued expenses .........................           15,844           51,493
    Other ....................................           23,103           38,022
                                                       --------         --------
      Gross deferred tax assets ..............          973,692          861,454
                                                       --------         --------

Deferred tax liabilities:
    Tax bad debt reserve .....................          138,721          201,805
    Investment securities ....................          172,675            7,528
    Other ....................................             --                893
                                                       --------         --------
      Gross deferred tax liabilities .........          311,396          210,226
                                                       --------         --------

           Deferred tax asset, net ...........         $662,296         $651,228
                                                       ========         ========

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 11.  SHAREHOLDERS' EQUITY

Common Stock
------------

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

Income Per Share
----------------

The following is information about the computation of income per share for the years ended December 31, 2001 and 2000.

                                                            2001
                                              ---------------------------------
                                                  Net                Per Share
                                                Income      Shares     Amount
                                              ---------------------------------
Basic Income Per Share
   Income available to common shareholders     $ 876,387   2,400,488   $ 0.37

Effect of Dilutive Securities
   Warrants and stock options outstanding           --        26,013    (0.01)
                                               ---------   ---------   ------
Diluted Income Per Share
   Income available to common shareholders
      plus assumed conversions ...........     $ 876,387   2,426,501   $ 0.36
                                               =========   =========   ======


                                                            2000
                                              ---------------------------------
                                                  Net                Per Share
                                                Income      Shares     Amount
                                              ---------------------------------
Basic Income Per Share
   Income available to common shareholders     $ 767,171   2,281,993   $ 0.34

Effect of Dilutive Securities
   Warrants and stock options outstanding           --        35,085    (0.01)
                                               ---------   ---------   ------
Diluted Income Per Share
   Income available to common shareholders
      plus assumed conversions ...........     $ 767,171   2,317,078   $ 0.33
                                               =========   =========   ======

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


Stock warrants
--------------

The Bank issued warrants to certain of the Bank's original organizing group and certain other individuals to purchase up to 95,000 shares of the Bank's common stock at the original public offering price of $6 per share. These warrants are currently exercisable and expire on August 31, 2004. During 1998, the Bank issued warrants to certain other individuals involved in the organization of the Bank to purchase up to 28,680 shares of the Bank's common stock at $14 per share. These warrants expired on July 6, 2001, and none were exercised. The obligations related to such warrants were assumed by the Company. The Company has reserved 91,166 shares of its common stock for issuance upon exercise of these warrants.

A summary of the status of the warrants at December 31, 2001 and 2000, and changes during the years ended on those dates, is as follows:

                                              2001                 2000
                                      --------------------   ------------------
                                                 Weighted-             Weighted-
                                       Number     Average    Number     Average
                                         of      Exercise      of      Exercise
                                       Shares      Price     Shares     Price
                                      --------------------   ------------------

Outstanding at beginning of year      119,846     $ 7.91    123,180     $7.86
Expired ........................      (28,680)     14.00       --
Exercised ......................         --                  (3,334)     6.00
                                      -------               -------
Outstanding at end of year .....       91,166       6.00    119,846      7.91
                                      =======               =======

Exercisable at end of year .....       91,166       6.00    119,846      7.91
                                      =======               =======

The weighted average remaining contractual life for the warrants outstanding at December 31, 2001 is 2.7 years.

Stock options
-------------

On August 17, 1999, the Bank adopted a stock option plan (the "Plan") for employees and directors, under which both incentive and non-qualified stock options may be granted, and subsequently the Company assumed all obligations related to such options. For incentive stock options granted to employees, the exercise price shall be greater than or equal to the market value of the Company's stock on the date of grant. One-third of such options vest at the date of grant, and one-third vest on each of the first and second anniversaries of the grant date, and expire if unexercised ten years after the grant date. However, for incentive stock options granted to shareholders who own 10% or more of the Company's stock, the exercise price must be greater than or equal to 110% of the market value of the Company's stock on the date of grant, and such options expire if they remain unexercised for five years, or less if stipulated by the Board of Directors, after the grant date. Generally, any options that are not exercisable upon the termination of employment expire upon such termination. The Plan also provided for the grant

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


of 110,000 non-qualified and incentive stock options in 1999 to certain directors of the Company, with an exercise price equal to the market value of the Company's stock on the date of grant. Such options were immediately exercisable and expire if unexercised ten years after the date of grant. The Company has reserved 110,000 shares of common stock for issuance under the Plan. No options shall be granted under the Plan after August 17, 2000.

A summary of the status of the stock options at December 31, 2001 and 2000 is as follows:

                                            2001                 2000
                                   ---------------------  ----------------------
                                              Weighted-              Weighted-
                                    Number     Average    Number      Average
                                      of      Exercise      of       Exercise
                                    Shares      Price     Shares       Price
                                   ---------------------  ----------------------

Outstanding at beginning of year   110,000   $   10.13    110,000   $   10.13
Granted ........................      --                     --
                                   -------                -------
Outstanding at end of year .....   110,000       10.13    110,000       10.13
                                   =======                =======

Exercisable at end of year .....   110,000   $   10.13    110,000   $   10.13
                                   =======                =======

The weighted-average remaining contractual life for the options outstanding at December 31, 2001 is 7.6 years.

NOTE 12. 401(K) SAVINGS PLAN

The Company offers employees participation in the Patriot National Bank 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. The Company may make discretionary matching contributions to the 401(k) Plan. Participants are immediately vested in their contribution and Company contributions. The Company contributed approximately $25,000 and $10,000 to the 401(k) Plan in 2001 and 2000, respectively.

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2001 and 2000:

                                               2001              2000
                                           ------------------------------

Commitments to extend credit:
    Future loan commitments .......        $ 5,142,789        $11,917,000
    Unused lines of credit ........         18,307,594         13,445,938
    Undisbursed construction loans           5,096,767         10,842,047
Financial standby letters of credit            144,000            134,000
                                           ------------------------------
                                           $28,691,150        $36,338,985
                                           ==============================

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier-I leverage ratios as set forth in the table. There are no conditions or events since then that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios at December 31, 2001 and 2000 were (dollars in thousands):

                                                                                               To Be Well
                                                                                           Capitalized Under
                                                                          For Capital      Prompt Corrective
                                                       Actual          Adequacy Purposes   Action Provisions
                                                -------------------------------------------------------------

                                                 Amount      Ratio     Amount     Ratio     Amount      Ratio
                                                -------------------------------------------------------------

December 31, 2001:

   Total Capital (to Risk Weighted Assets)      $ 18,003     10.69%   $ 13,473    8.00%    $ 16,841    10.00%
   Tier I Capital (to Risk Weighted Assets)       16,109      9.57%      6,733    4.00%      10,100     6.00%
   Tier I Capital (to Average Assets) .....       16,109      8.11%      7,945    4.00%       9,932     5.00%


                                                                                               To Be Well
                                                                                           Capitalized Under
                                                                          For Capital      Prompt Corrective
                                                       Actual          Adequacy Purposes   Action Provisions
                                                -------------------------------------------------------------

                                                 Amount      Ratio     Amount     Ratio     Amount      Ratio
                                                -------------------------------------------------------------

December 31, 2000:

   Total Capital (to Risk Weighted Assets)      $ 16,794     11.10%   $ 12,104    8.00%    $ 15,130    10.00%
   Tier I Capital (to Risk Weighted Assets)       15,149     10.01%      6,054    4.00%       9,080     6.00%
   Tier I Capital (to Average Assets) .....       15,149      7.73%      7,839    4.00%       9,799     5.00%

The Company is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve Bank ("FRB"). The Company's actual and required ratios are not substantially different from those shown above.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


Restrictions on dividends, loans and advances
---------------------------------------------

The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net earnings for the preceding two years. As of December 31, 2001, the Bank had retained earnings of approximately $1,041,000, all of which is available for distribution to the Company as dividends without prior regulatory approval. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the FRB may impose further dividend restrictions on the Company.

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

Changes in loans outstanding to such related parties during 2001 and 2000 are as follows:

                                         2001            2000
                                     -----------------------------

      Balance, beginning of year     $ 4,556,361      $ 3,124,050
      Additional loans .........         832,941        2,097,898
      Repayments ...............      (1,541,680)        (665,587)
                                     -----------------------------
      Balance, end of year .....     $ 3,847,622      $ 4,556,361
                                     =============================

Related party deposits aggregated approximately $7,161,000 and $4,896,000 as of December 31, 2001 and 2000, respectively.

The Company leases office space in its premises to a director of the Company under a five-year lease. Rental income under this lease was approximately
$22,300 and $20,000 for the years ended December 31, 2001 and 2000, respectively. Also during 2001 and 2000, the Company leased office space to a related individual under a month-to-month lease, and rental income under this lease was approximately $500 and $10,000 for the years ended December 31, 2001 and 2000, respectively. In addition, the Company paid consulting fees of approximately $20,400 and $100,000 to this individual during the years ended December 31, 2001 and 2000, respectively.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


During 2001 and 2000, respectively, the Company paid legal fees of approximately $9,900 and $5,400 to an attorney who is a director of the Company.

During 2001 and 2000, the Company leased parking space from a corporation, certain principals of which are related parties. Total rent paid to the corporation was $13,500 and $18,000 for the years ended December 31, 2001 and 2000, respectively. During 2001, ownership of this corporation was transferred to individuals who are not related parties of the Company.

NOTE 16. OTHER COMPREHENSIVE INCOME

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                    2001
                                                  ---------------------------------------

                                                   Before-Tax                  Net-of-Tax
                                                     Amount      Tax Expense     Amount
                                                  ---------------------------------------

Unrealized holding gains arising during period     $ 138,360     $ (55,707)     $  82,653

Add:
   Adjustment for unrealized losses of held to
      maturity securities transferred to
      available for sale securities ..........       154,147       (62,061)        92,086

   Reclassification adjustment for losses
      recognized in net income ...............       117,679       (47,379)        70,300
                                                   ---------     ---------      ---------

Unrealized holding gain on available for sale
      securities, net of taxes ...............     $ 410,186     $(165,147)     $ 245,039
                                                   =========     =========      =========


                                                                    2000
                                                  ---------------------------------------

                                                   Before-Tax                  Net-of-Tax
                                                     Amount      Tax Expense     Amount
                                                  ---------------------------------------

Unrealized holding gains arising during period     $ 441,926     $(172,408)     $ 269,518

Less reclassification adjustment for gains
   recognized in net income ..................          --            --             --
                                                   ---------     ---------      ---------

Unrealized holding gain on available for sale
      securities, net of taxes ...............     $ 441,926     $(172,408)     $ 269,518
                                                   =========     =========      =========

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2001 and 2000. The estimated fair value amounts for 2001 and 2000 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


As of December 31, 2001 and 2000, the recorded book balances and estimated fair values of the Company's financial instruments were (in thousands):

                                               2001                  2000
                                     ------------------------------------------------

                                      Recorded                              Recorded
                                        Book        Fair        Book          Fair
                                      Balance       Value      Balance       Value
                                     ------------------------------------------------

Financial Assets:
   Cash and due from banks .....     $  7,544     $  7,544     $  3,565     $  3,565
   Federal funds sold ..........       12,700       12,700       29,500       29,500
   Short-term investments ......        6,789        6,789         --           --
   Available for sale securities       34,718       34,718       20,707       20,707
   Held to maturity securities .         --           --         12,298       11,975
   Federal Reserve Bank stock ..          481          481          475          475
   Federal Home Loan Bank stock           618          618          594          594
   Loans receivable, net .......      135,680      138,541      126,411      127,191
   Accrued interest receivable .        1,079        1,079        1,229        1,229

Financial Liabilities:
   Demand deposits .............       16,962       16,962       16,899       16,899
   Savings deposits ............       31,258       31,258       31,164       31,164
   Money market deposits .......       10,255       10,255          849          849
   NOW accounts ................       46,331       46,331       27,640       27,640
   Time deposits ...............       78,458       79,183      103,114      103,765
   Collateralized borrowings ...          474          474          474          474

Unrecognized financial instruments
----------------------------------

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2001 and 2000. The estimated fair value of fee income on letters of credit at December 31, 2001 and 2000 is insignificant.

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

NOTE 18. SEGMENT REPORTING

The Company has two reportable segments, the commercial bank and the mortgage broker. The commercial bank segment provides its commercial customers with products such as commercial mortgage and construction loans, working capital loans, equipment loans and other business financing arrangements, and provides its consumer customers with residential mortgage loans, home equity loans and other consumer installment loans. The commercial bank segment also attracts deposits from both consumer and commercial customers and invests such deposits in loans, investments and working capital. The commercial bank's revenues are generated primarily from net interest income from its lending, investment and deposit activities.

The mortgage broker solicits and processes conventional mortgage loan applications from consumers on behalf of permanent investors and originates loans for sale. Revenues are generated from loan brokerage and application processing fees received from the permanent investors, and gains and origination fees from loans sold.

Information about reportable segments, and a reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2001 and 2000 is as follows (in thousands):


                                  Commercial    Mortgage   Consolidated
   2001                              Bank        Broker       Totals
   -----                          ------------------------------------

   Net interest income ......     $  6,856     $   --        $  6,856
   Noninterest income .......          190        3,320         3,510
   Noninterest expenses .....        6,056        2,620         8,676
   Provision for loan losses           250         --             250
   Income before taxes ......          740          700         1,440
   Assets ...................      201,589          980       202,569

                                  Commercial    Mortgage   Consolidated
   2000                              Bank        Broker       Totals
   -----                          ------------------------------------

   Net interest income ......     $  6,677     $   --        $  6,677
   Noninterest income .......          147        2,538         2,685
   Noninterest expenses .....        5,026        2,667         7,693
   Provision for loan losses           326         --             326
   Income (loss) before taxes        1,472         (129)        1,343
   Assets ...................      196,522        1,106       197,628

PATRIOT NATIONAL BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management allocates certain overhead expenses of the commercial bank to the mortgage broker segment, which allocations are based on a pre-determined monthly charge agreed to between the Company and the mortgage broker segment. During 2001, the Company began allocating the goodwill and related amortization to the mortgage broker segment. The 2000 segment information has been restated to conform with the 2001 presentation. Management evaluates the performance of each segment based on profit or loss from operations before income taxes. Intersegment revenues are accounted for at amounts that assume the revenues were between unrelated third parties at the current market prices at the time of the transactions.

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

NOTE 19. EMERGING ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for by the purchase method unless the combination was initiated on or prior to that date and it meets the conditions to be accounted for by the pooling-of-interests method in accordance with APB Opinion No. 16, "Business Combinations." Statement No. 142 is required to be applied in years beginning after December 15, 2001. Under Statement No. 142, goodwill and intangible assets that management concludes has indefinite useful lives will no longer be amortized, but will be subject to impairment tests performed at least annually. Also, upon initial application, the Company is required to perform a transitional impairment test to all previously recognized goodwill and to assign all recognized assets and liabilities to reporting units (which have not yet been identified by management). Other intangible assets will continue to be amortized over their useful lives as determined at the date of initial application.

The Company will apply Statement No. 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement No. 142 is expected to result in an increase in net income of approximately $124,000 ($0.05 per share) per year. During 2002, the Company will perform its transitional impairment test of goodwill, which has an unamortized balance of $930,091 at December 31, 2001. The Company has not yet determined what effect such transitional impairment test will have on the earnings and financial position of the Company.

                                 EXHIBIT INDEX

(a)     Exhibits

Exhibit No.                     Description

2 Agreement and Plan of Reorganization dated as of June 28, 1999 between Bancorp and the Bank (incorporated by reference to Exhibit 2 to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i) Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

3(ii) By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

10(a)(1)     2001 Stock Appreciation Rights Plan of Bancorp.

10(a)(2) Lease dated February 1, 1995 between 999 Bedford Street Corporation and the Bank (incorporated by reference to Exhibit 10(a)(3) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

10(a)(3) Employment Agreement, dated as of October 23, 2000, as amended by a First Amendment, dated as of March 21, 2001, among the Bank, Bancorp and Charles F. Howell (incorporated by reference to Exhibit 10(a)(4) to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 000-29599)).

10(a)(4)     Change of Control Agreement, dated as of May 1, 2001 between Robert
             F. O'Connell and Patriot National Bank.

10(c)        1999 Stock Option Plan of the Bank (incorporated by reference to
             Exhibit 10(c) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599))

21 Subsidiaries of Bancorp (Incorporated by reference to Exhibit 21 to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599))