Form 10QSB
period 2002-03-31
PATRIOT NATIONAL BANCORP INC
filed 2002-05-15
CIK 1098146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002        Commission file number 000-29599

                         PATRIOT NATIONAL BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

        Connecticut                                06-1559137
  (State of incorporation)            (I.R.S. Employer Identification Number)

                 900 Bedford Street, Stamford, Connecticut 06901
                    (Address of principal executive offices)

                                 (203) 324-7500
                             ----------------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 2,400,525 shares issued and outstanding as of the close of business April 30, 2002.

Transitional Small Business Disclosure Format (check one):Yes         No   X
                                                              -----      -----

                                Table of Contents

                                                                           Page
                                                                           ----

Part I        FINANCIAL INFORMATION
------

Item 1.       Consolidated Financial Statements                               3

Item 2.       Management's Discussion and Analysis or
              Plan of Operation                                              12

Part II       OTHER INFORMATION
-------

Item 6.       Exhibits and reports on Form 8-K                               17

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS
                                                                            March 31,     December 31,
                                                                                 2002             2001
                                                                         ------------     ------------
                                                                          (Unaudited)
ASSETS
Cash and due from banks ............................................     $  6,850,731     $  7,544,242
Federal funds sold .................................................       23,000,000       12,700,000
Short term investments .............................................        5,020,472        6,788,569
                                                                         ------------     ------------
     Cash and cash equivalents .....................................       34,871,203       27,032,811

Available for sale securities (at fair value) ......................       31,708,530       34,717,930
Federal Reserve Bank stock .........................................          481,050          481,050
Federal Home Loan Bank stock .......................................          621,300          617,900
Loans receivable (net of allowance for loan losses: 2002 $1,978,454;
     2001 $1,894,454) ..............................................      131,045,296      135,680,036
Accrued interest receivable ........................................          975,052        1,079,450
Premises and equipment, net ........................................        1,034,838        1,102,428
Deferred tax asset, net ............................................          765,077          662,296
Goodwill ...........................................................          930,091          930,091
Other assets .......................................................          499,633          265,465
                                                                         ------------     ------------
         Total assets ..............................................     $202,932,070     $202,569,457
                                                                         ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits:
         Noninterest bearing deposits ..............................     $ 17,290,387     $ 16,961,636
         Interest bearing deposits .................................      164,538,278      166,302,303
                                                                         ------------     ------------
              Total deposits .......................................      181,828,665      183,263,939
     Federal Home Loan Bank Borrowings .............................        1,965,000             --
     Capital lease obligation ......................................          335,965          364,836
     Collateralized borrowings .....................................          424,444          474,444
     Accrued expenses and other liabilities ........................          973,655        1,060,222
                                                                         ------------     ------------
              Total liabilities ....................................      185,527,729      185,163,441
                                                                         ------------     ------------
Shareholders' equity
     Common stock, $2 par value: 5,333,333 shares authorized;
         2,400,525 shares issued and outstanding ...................        4,801,050        4,801,050
     Additional paid-in capital ....................................       11,484,649       11,484,649
     Retained earnings .............................................        1,014,974          864,202
     Accumulated other comprehensive income - net unrealized
         gain on available for sale securities, net of tax .........          103,668          256,115
                                                                         ------------     ------------
              Total shareholders' equity ...........................       17,404,341       17,406,016
                                                                         ------------     ------------
              Total liabilities and shareholders' equity ...........     $202,932,070     $202,569,457
                                                                         ============     ============


See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                 Three Months     Three Months
                                                                     Ended            Ended
                                                                March 31, 2002   March 31, 2001
                                                                --------------   --------------
Interest and Dividend Income
     Interest and fees on loans ............................     $ 2,385,004      $ 2,914,090
     Interest and dividends on investment securities .......         505,614          544,361
     Interest on federal funds sold ........................          41,687          282,838
                                                                 -----------      -----------
         Total interest and dividend income ................       2,932,305        3,741,289
                                                                 -----------      -----------
Interest Expense
     Interest on deposits ..................................       1,147,354        1,967,061
     Interest on capital lease obligation ..................          12,129           15,794
     Interest on collateralized borrowings .................           5,920           11,114
     Interest on other borrowings ..........................             352             --
                                                                 -----------      -----------
         Total interest expense ............................       1,165,755        1,993,969
                                                                 -----------      -----------
         Net interest income ...............................       1,766,550        1,747,320
Provision for Loan Losses ..................................          74,000           43,500
                                                                 -----------      -----------
         Net interest income after provision for loan losses       1,692,550        1,703,820
                                                                 -----------      -----------
Non-Interest Income
     Mortgage brokerage referral fees ......................         656,042          461,330
     Loan processing fees ..................................         124,798          137,769
     Fees and service charges ..............................          72,845           64,458
     Gains and origination fees from loans sold ............            --             15,634
     Loss on sale of investment securities .................         (31,275)            --
     Other income ..........................................          21,406           18,320
                                                                 -----------      -----------
         Total non-interest income .........................         843,816          697,511
                                                                 -----------      -----------
Non-Interest Expenses
     Salaries and benefits .................................       1,408,351        1,105,427
     Occupancy and equipment expense, net ..................         262,069          216,419
     Data processing and other outside services ............         170,532          127,749
     Professional services .................................          70,838           95,321
     Advertising and promotional expenses ..................          56,996           56,726
     Forms, printing and supplies ..........................          36,902           38,875
     Regulatory assessments ................................          24,324           23,698
     Directors' fees and expenses ..........................          24,200           13,900
     Other non-interest expenses ...........................         172,371          221,833
                                                                 -----------      -----------
         Total non-interest expenses .......................       2,226,583        1,899,948
                                                                 -----------      -----------
         Income before income taxes ........................         309,783          501,383
Provision for Income Taxes .................................         111,000          193,806
                                                                 -----------      -----------
         Net income ........................................     $   198,783      $   307,577
                                                                 ===========      ===========
         Basic income per share ............................     $      0.08      $      0.13
                                                                 ===========      ===========
         Diluted income per share ..........................     $      0.08      $      0.13
                                                                 ===========      ===========
         Dividends per share ...............................     $      0.02      $      --
                                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                      Three Months     Three Months
                                                         Ended             Ended
                                                     March 31, 2002    March 31, 2001
                                                     --------------    --------------

Net income: ....................................       $ 198,783        $ 307,577

Unrealized holding (losses) gains on securities:
  Unrealized holding (losses) gains arising
    during the period, net of taxes ............        (152,447)         128,453
                                                       ---------        ---------


    Comprehensive income .......................       $  46,336        $ 436,030
                                                       =========        =========












See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   2002              2001
                                                                               ------------------------------
Cash Flows from Operating Activities
     Net income ..........................................................     $    198,783      $    307,577
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and accretion of investment premiums and discounts, net           (15,529)           (2,667)
     Originations of loans held for sale .................................         (208,000)       (8,503,125)
     Proceeds from sales of loans held for sale ..........................          208,000         8,503,125
     Provision for loan losses ...........................................           74,000            43,500
     Loss on sale of investment securities ...............................           31,275              --
     Depreciation and amortization .......................................          106,611           106,626
     Changes in assets and liabilities:
         (Decrease) increase in deferred loan fees .......................           (2,026)           25,634
         Decrease (increase) in accrued interest receivable ..............          104,398           (16,223)
         Increase in other assets ........................................         (234,167)          (46,494)
         (Decrease) increase in accrued expenses and other liabilities ...          (86,568)          201,710
                                                                               ------------      ------------
         Net cash provided by operating activities .......................          176,777           619,663
                                                                               ------------      ------------
Cash Flows from Investing Activities
     Purchases of available for sale securities ..........................      (10,059,531)       (5,027,622)
     Proceeds from sales of available for sale securities ................       10,369,844              --
     Principal repayments on available for sale securities ...............        1,428,113           743,174
     Proceeds from maturities of available for sale securities ...........        1,000,000           499,290
     Proceeds from maturities of held to maturity securities .............             --             500,000
     Purchase of Federal Reserve Bank Stock ..............................             --              (5,850)
     Purchase of Federal Home Loan Bank Stock ............................           (3,400)          (24,300)
     Net decrease (increase) in loans ....................................        4,562,766        (2,185,895)
     Purchases of bank premises and equipment ............................          (39,021)          (14,837)
                                                                               ------------      ------------
         Net cash provided by (used in) investing activities .............        7,258,771        (5,516,040)
                                                                               ------------      ------------
Cash Flows from Financing Activities
     Net (decrease) increase in demand, savings and money market deposits        (2,057,291)        9,861,607
     Net increase (decrease) in time certificates of deposits ............          622,017       (19,066,844)
     Increase in FHLB borrowings .........................................        1,965,000              --
     Principal payments on capital lease obligation ......................          (28,871)          (25,208)
     Decrease in collateralized borrowings ...............................          (50,000)             --
     Dividends paid on common stock ......................................          (48,011)             --
                                                                               ------------      ------------
         Net cash provided by (used in) financing activities .............          402,844        (9,230,445)
                                                                               ------------      ------------
         Net increase (decrease) in cash and cash equivalents ............        7,838,392       (14,126,822)
Cash and cash equivalents
     Beginning ...........................................................       27,032,811        33,065,071
                                                                               ------------      ------------
     Ending ..............................................................     $ 34,871,203      $ 18,938,249
                                                                               ============      ============


PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                                  2002             2001
                                                              -----------------------------
Supplemental Disclosures of Cash Flow Information
     Cash paid for:
         Interest .......................................     $ 1,199,407      $ 1,978,069
                                                              ===========      ===========
         Income Taxes ...................................     $    52,995      $   181,737
                                                              ===========      ===========

     Unrealized holding (loss) gain on available for sale
         securities arising during the period ...........     $  (255,228)     $   214,996
                                                              ===========      ===========


     Dividends declared on common stock .................     $    48,011      $      --
                                                              ===========      ===========



See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited financial statements of Patriot National Bancorp, Inc. ("Bancorp") at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

(2) The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2001.

       The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

(3) Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the quarters ended March 31, 2002 and 2001.

 Quarter ended March 31, 2002
                                             Net Income      Shares     Amount
                                             ---------------------------------
 Basic Income Per Share
   Income available to common shareholders   $  198,783    2,400,525    $  0.08
 Effect of Dilutive Securities
   Warrants/Stock Options outstanding              -          24,831        -
                                             ----------------------------------
 Diluted Income Per Share
   Income available to common shareholders
   plus assumed conversions                  $  198,783    2,425,356    $  0.08
                                             ==================================

Quarter ended March 31, 2002
                                             Net Income      Shares     Amount
                                             ---------------------------------
 Basic Income Per Share
   Income available to common shareholders   $  307,577    2,400,375    $  0.13
 Effect of Dilutive Securities
   Warrants/Stock Options outstanding              -          29,602        -
                                             ----------------------------------
 Diluted Income Per Share
   Income available to common shareholders
   plus assumed conversions                  $  307,577    2,429,977    $  0.13
                                             ==================================



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

       Information about reportable segments, and a reconciliation of such information to the consolidated financial statements for the quarters ended March 31, 2002 and 2001 is as follows (in thousands):

       Quarter ended March 31, 2002

                                                   Mortgage    Consolidated
                                        Bank       Broker         Totals
                                        --------------------------------

        Net interest income .....     $  1,767     $   --       $  1,767
        Non-interest income .....           40          804          844
        Non-interest expense ....        1,590          637        2,227
        Provision for loan losses           74         --             74
        Income before taxes .....          143          167          310
        Assets ..................      201,956          976      202,932

        Quarter ended March 31, 2001

                                                   Mortgage    Consolidated
                                        Bank       Broker         Totals
                                        --------------------------------

        Net interest income .....     $  1,747     $   --       $  1,747
        Non-interest income .....           85          612          697
        Non-interest expense ....        1,368          531        1,899
        Provision for loan losses           44         --             44
        Income before taxes .....          420           81          501
        Assets ..................      187,903        1,132      189,035


(5) Certain 2001 amounts have been reclassified to conform with the 2002 presentation. Such reclassifications had no effect on 2001 net income.

(6) In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied value of that goodwill, an impairment loss is recognized for an amount equal to that excess.

       Bancorp adopted the provisions of SFAS No. 142 effective January 1, 2002 and, as a result, goodwill is no longer amortized, and will be evaluated for impairment under SFAS No. 142. Bancorp is in the process of finalizing its initial goodwill impairment test, it is expected that no impairment loss will be recognized related to goodwill upon the adoption of SFAS No. 142. In addition, the following represents the effect of adopting SFAS No. 142 on Bancorp's net income and earnings per share for all periods presented.

                                          Three Months Ended March 31,
                                          ----------------------------
                                                2002           2001
                                            --------       --------
            Reported net income .....       $198,783       $307,577
            Add goodwill amortization           --           30,927
                                            --------       --------
            Adjusted net income .....       $198,783       $338,504
                                            ========       ========

                                           Three Months Ended March 31,
                                           ----------------------------
                                               2002             2001
                                           -----------      -----------

         Basic earnings per share
            Reported net income            $      0.08      $      0.13
            Goodwill amortization                    -             0.01
                                           -----------      -----------
            Adjusted net income            $      0.08      $      0.14
                                           ===========      ===========

         Diluted earnings per share
            Reported net income            $      0.08      $      0.13
            Goodwill amortization                    -             0.01
                                           -----------      -----------
            Adjusted net income            $      0.08      $      0.14
                                           ===========      ===========

(7) Other comprehensive income which is comprised solely of the change in unrealized gains and losses on available for sale securities is as follows:

                                                          2002
                                           -----------------------------------
                                           Before-Tax                Net-of-Tax
                                             Amount    Tax Expense     Amount
                                           -----------------------------------
Unrealized holding loss arising
   during the period .................     $(286,503)   $ 115,375    $(171,128)
Add reclassification adjustment
   for losses recognized in income ...        31,275      (12,594)      18,681
                                           -----------------------------------
Unrealized holding loss on available
    for sale securities, net of taxes      $(255,228)   $ 102,781    $(152,447)
                                           ===================================

                                                          2001
                                           -----------------------------------
                                           Before-Tax                Net-of-Tax
                                             Amount    Tax Expense     Amount
                                           -----------------------------------
Unrealized holding gains arising
     during the period ...............     $ 214,996    $ (86,543)   $ 128,453
Less reclassification adjustment
     for gains recognized in income ..          --           --           --
                                           ===================================
Unrealized holding gain on available
     for sale securities, net of taxes     $ 214,996    $ (86,543)   $ 128,453
                                           ===================================

Item 2.  Management's Discussion and Analysis or Plan of Operation

         (a)      Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

         (b)      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

SUMMARY

Bancorp had net income of $199,000 ($0.08 basic income per share and $0.08 diluted income per share) for the quarter ended March 31, 2002, compared to net income of $308,000 ($0.13 basic income per share and $0.13 diluted income per share) for the quarter ended March 31, 2001.

Total assets increased $363,000 from $202.6 million at December 31, 2001 to $202.9 million at March 31, 2002. The available for sale securities portfolio decreased $3.0 million to $31.7 million at March 31, 2002 from $34.7 million at December 31, 2001. Due to the lower interest rate environment, loan payoffs in excess of new loans resulted in a decrease of $4.7 million in the loan portfolio from $135.7 million at December 31, 2001 to $131.0 million at March 31, 2002. Deposits decreased $1.5 million from $183.3 million at December 31, 2001 to $181.8 million at March 31, 2001. Total shareholders equity remained at $17.4 million; increases due to net income were offset by decreases due to a decrease in the unrealized gain on available for sales securities and the declaration of a dividend.

FINANCIAL CONDITION

Assets

Bancorp's total assets increased $363,000 from $202.6 million at December 31, 2001 to $202.9 million at March 31, 2002. Cash and cash equivalents increased $7.8 million to $34.9 million at March 31, 2002. Cash and due from banks decreased $693,000; federal funds sold increased $10.3 million and short term investments decreased $1.8 million. This temporary net increase in cash and cash equivalents was due to net payoff activity in the loan portfolio, which is expected to be reinvested in additional new loans during the second quarter, as well as proceeds from net sales of available for sale investment securities that had not yet been reinvested in longer term investments.

Loans

Bancorp's net loan portfolio decreased $4.7 million from $135.7 million at December 31, 2001 to $131.0 million at March 31, 2002. Net loan payoffs due to the lower interest rate environment and the completion of construction loan projects were temporarily invested in federal funds sold. At March 31, 2002, the net loan to deposit ratio was 72.1% and the net loan to total assets ratio was 64.6%. At December 31, 2001, the net loan to deposit ratio was 74.0% and the net loan to total assets was 67.0%. Based upon loan applications in process and Bancorp's hiring of additional loan officers, management anticipates moderate loan demand for the remainder of the year that should redeploy assets from lower earning cash equivalents to higher yielding loans.

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

Based upon this evaluation, management believes the allowance for loan losses of $2.0 million at March 31, 2002, which represents 1.49% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans which may become uncollectible. At December 31, 2001, the allowance for loan losses was $1.9 million or 1.38% of gross loans outstanding.

Analysis of Allowance for Loan Losses
                                                       March 31,
(Thousands of dollars)                            2002          2001
---------------------------------------------------------------------

Balance at beginning of period ...............   $1,894        $1,645
Charge-offs ..................................        0             0
Recoveries ...................................       10             0
                                                 ---------------------
Net recoveries (charge-offs) .................       10             0
                                                 ---------------------
Provision charged to operations ..............       74            44
                                                 ---------------------
Balance at end of period .....................   $1,978        $1,689
                                                 =====================
Ratio of net recoveries (charge-offs)
         during the period to average loans
         outstanding during the period .......     0.01%         0.00%
                                                 =====================

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing and past due loans:

                                          March 31,   December 31,
          (Thousands of dollars)            2002          2001
          --------------------------------------------------------
          Loans delinquent over 90
                   days still accruing     $  181        $1,300

          Non-accruing loans .........      1,652         1,654
                                          ------------------------
          Total ......................     $1,833        $2,954
                                          ========================

          % of Total Loans ...........       1.38%         2.14%
          % of Total Assets ..........       0.90%         1.46%

Potential Problem Loans

At March 31, 2002, Bancorp had no loans other than those described above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits decreased $1.5 million from $183.3 million at December 31, 2001 to $181.8 million at March 31, 2002. Non-interest bearing deposits increased
$300,000 due to an increase in personal demand deposit accounts. Interest bearing deposits decreased $1.8 million. Certificates of deposit and savings and money market deposits increased $600,000 and $8.5 million, respectively while NOW and Super NOW accounts decreased $3.7 million and $7.4 million, respectively. The decrease in NOW accounts is due primarily to a decrease in IOLTA accounts and part of the decrease in Super NOW accounts represents a shift of funds into savings and money market deposits due to the expired premium priced Super NOW account campaign.

RESULTS OF OPERATIONS

Interest and dividend income and expense

Bancorp's interest and dividend income decreased 21.6% or $809,000 for the quarter ended March 31, 2002 from the comparable period in 2001. The decrease in interest income is due to a much lower interest rate environment this quarter as compared to the same period last year.

Bancorp's interest expense decreased 41.5% or $828,000 for the quarter ended March 31, 2002 compared to the same period in 2001. The decrease in interest expense is due to the lower interest rate environment cited above.

Non-interest income

Non-interest income increased 21% or $146,000 to $844,000 for the quarter ended March 31, 2002 as compared to the comparable period last year. A favorable interest rate environment for borrowers caused an increase in the volume of refinances which resulted in a net increase in mortgage broker referral fees and loan processing fees of 30.3% or $182,000 to $781,000 for the quarter ended March 31, 2002 as compared to $599,000 for the same period last year. Service charges on deposit accounts increased 13% or $9,000 to $73,000 for the quarter ended March 31, 2002 from $64,000 for the quarter ended March 31, 2001; this increase is the result of increases in account and transaction volumes. Included in non-interest income for the quarter ended March 31, 2002 is a loss on the sale of investment securities of $31,000.

Non-interest expenses

Non-interest expenses increased 17.2% or $327,000 to $2,227,000 for the quarter ended March 31, 2002 from $1,900,000 for the quarter ended March 31, 2001. Salaries and benefits expense increased 27.4% or $303,000 to $1.4 million for the quarter ended March 31, 2002 from $1.1 million for the quarter ended March 31, 2001. This increase was due to increases in mortgage broker commissions and incentive compensation resulting from higher loan originations; higher staffing levels, due primarily to the Norwalk branch which opened in August of 2001, and other incentive compensation also impacted salaries, payroll taxes and other benefit costs. Occupancy and equipment expense, net increased 21.1% or $46,000 to $262,000 for the quarter ended March 31, 2002 from $216,000 for the quarter ended March 31, 2001; this increase is primarily the result of escalation clauses in operating leases and a payment for a lease buyout for the Hauppauge location which relocated to Melville, and a decrease in income from subleases. Data processing and other outside services increased 33.5% or $43,000 to $171,000 for the quarter ended March 31, 2002 from $128,000 for the quarter ended March 31, 2001; this increase is due primarily to personnel placement fees as well as increases in charges assessed by correspondent banks and increased data processing expenses. Professional services decreased $24,000 or 25.7% to $71,000 for the quarter ended March 31, 2002 from $95,000 for the quarter ended March 31, 2001 due primarily to decreases in legal expenses. Other non-interest expenses decreased approximately $49,000 or 22.3% to $172,000 for the quarter ended March 31, 2002 from $222,000 for the quarter ended March 31, 2001; $31,000 of this decrease is due to the cessation of the amortization of goodwill as required by SFAS No. 142.

Income Taxes

Bancorp recorded income tax expense of $111,000 for the quarter ended March 31, 2002 as compared to $194,000 for the quarter ended March 31, 2001. The effective rates for the quarters ended March 31, 2002 and March 31, 2001 were 35.8% and 38.6%, respectively. This change in effective rates is the result of the decrease in the impact of the amortization of goodwill, as well as the increase in dividend income from money market preferred instruments which are partially tax exempt.

LIQUIDITY

Bancorp's liquidity position was 32.8% and 23.1% at March 31, 2002 and 2001, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates the Bank's regulatory capital ratios at March 31, 2002 and December 31, 2001 respectively:

                                     March 31, 2002     December 31, 2001
                                     --------------     -----------------

      Leverage Capital ........            8.09%              8.11%
      Tier 1 Risk-based Capital           10.12%              9.57%
      Total Risk-based Capital            11.35%             10.69%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be "well-capitalized" at March 31, 2002 under applicable regulations. To be considered "well-capitalized," an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Bancorp is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve Bank. Bancorp's actual and required ratios are not substantially difference from those shown above.

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

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp's public reports, including this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effects of Bancorp's opening of branches, and (8) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in Bancorp's future filings with the SEC.



                          PART II - OTHER INFORMATION.
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit No.         Description

               10             Employment  Agreement,  dated as of September  19,
                              2001  among  the  Bank,   Bancorp  and  Robert  F.
                              O'Connell.

     (b)  Bancorp filed no reports on Form 8-K during the first quarter of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PATRIOT NATIONAL BANCORP, INC.
                                  (Registrant)


                                   By:   /s/ Robert F. O'Connell
                                        ---------------------------
                                        Robert F. O'Connell,
                                        Senior Executive Vice President
                                        Chief Financial Officer

                                        (On behalf of the registrant and as
                                         chief financial officer)

May 15, 2002

                                 EXHIBIT INDEX


Exhibit No.         Description

     10             Employment  Agreement,  dated as of September  19,
                    2001  among  the  Bank,   Bancorp  and  Robert  F.
                    O'Connell.