Form 10QSB
period 2002-06-30
PATRIOT NATIONAL BANCORP INC
filed 2002-08-14
CIK 1098146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended June 30, 2002     Commission file number 000-29599

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

                                 (203) 324-7500
                               ------------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 2,400,525 shares issued and outstanding as of the close of business July 31, 2002.

Transitional Small Business Disclosure Format (check one):Yes         No   X
                                                              -----      -----

                                Table of Contents

                                                                            Page
                                                                            ----

Part I        FINANCIAL INFORMATION
------

Item 1.       Consolidated Financial Statements                               3

Item 2.       Management's Discussion and Analysis or
              Plan of Operation                                              13

Part II       OTHER INFORMATION
-------

Item 4.       Submission of matters to a vote of security holders            19

Item 6.       Exhibits and reports on Form 8-K                               20

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Consolidated Financial Statements
-------  ---------------------------------

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS
                                                                            June 30,          December 31,
                                                                              2002                2001
                                                                        -------------------------------------
                                                                           (Unaudited)
ASSETS
Cash and due from banks ............................................       $ 10,960,941       $  7,544,242
Federal funds sold .................................................          7,500,000         12,700,000
Short term investments .............................................          2,786,500          6,788,569
                                                                           ------------       ------------
     Cash and cash equivalents .....................................         21,247,441         27,032,811

Available for sale securities (at fair value) ......................         57,560,390         34,717,930
Federal Reserve Bank stock .........................................            481,050            481,050
Federal Home Loan Bank stock .......................................            621,300            617,900
Loans receivable (net of allowance for loan losses: 2002 $2,062,454;
     2001 $1,894,454) ..............................................        137,953,798        135,680,036
Accrued interest receivable ........................................          1,144,823          1,079,450
Premises and equipment, net ........................................            945,157          1,102,428
Deferred tax asset, net ............................................            618,774            662,296
Goodwill ...........................................................            930,091            930,091
Other assets .......................................................            285,223            265,465
                                                                           ------------       ------------
         Total assets ..............................................       $221,788,047       $202,569,457
                                                                           ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits:
         Noninterest bearing deposits ..............................       $ 18,450,586       $ 16,961,636
         Interest bearing deposits .................................        174,040,298        166,302,303
                                                                           ------------       ------------
              Total deposits .......................................        192,490,884        183,263,939
     Securities sold under agreements to repurchase ................          5,700,000               --
     Federal Home Loan Bank borrowings .............................          4,000,000               --
     Capital lease obligation ......................................            306,097            364,836
     Collateralized borrowings .....................................            399,444            474,444
     Accrued expenses and other liabilities ........................          1,010,504          1,060,222
                                                                           ------------       ------------
              Total liabilities ....................................        203,906,929        185,163,441
                                                                           ------------       ------------
Shareholders' equity
     Common stock, $2 par value: 5,333,333 shares authorized;
         2,400,525 shares issued and outstanding ...................          4,801,050          4,801,050
     Additional paid-in capital ....................................         11,484,649         11,484,649
     Retained earnings .............................................          1,242,678            864,202
     Accumulated other comprehensive income - net unrealized
         gain on available for sale securities, net of tax .........            352,741            256,115
                                                                           ------------       ------------
              Total shareholders' equity ...........................         17,881,118         17,406,016
                                                                           ------------       ------------
              Total liabilities and shareholders' equity ...........       $221,788,047       $202,569,457
                                                                           ============       ============

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                         June 30,
                                                            2002            2001            2002             2001
                                                        -----------     -----------      -----------      -----------

Interest and Dividend Income
   Interest and fees on loans ......................    $ 2,438,451     $ 2,826,483      $ 4,823,456      $ 5,740,573
   Interest and dividends on
      investment securities ........................        468,547         545,250          974,159        1,089,611
   Interest on federal funds sold ..................         39,852          84,471           81,541          367,309
                                                        -----------     -----------      -----------      -----------
     Total interest and dividend income ............      2,946,850       3,456,204        5,879,156        7,197,493
                                                        -----------     -----------      -----------      -----------
Interest Expense
   Interest on deposits ............................      1,081,217       1,685,381        2,228,571        3,652,442
   Interest on other borrowings ....................         39,934            --             40,286             --
   Interest on capital lease obligation ............         11,132          14,925           23,261           30,719
   Interest on collateralized borrowings ...........          5,454           9,463           11,374           20,577
                                                        -----------     -----------      -----------      -----------
     Total interest expense ........................      1,137,737       1,709,769        2,303,492        3,703,738
                                                        -----------     -----------      -----------      -----------
     Net interest income ...........................      1,809,113       1,746,435        3,575,664        3,493,755
Provision for Loan Losses ..........................         84,000          58,500          158,000          102,000
                                                        -----------     -----------      -----------      -----------
     Net interest income after
        provision for loan losses ..................      1,725,113       1,687,935        3,417,664        3,391,755
                                                        -----------     -----------      -----------      -----------
Non-Interest Income
   Mortgage brokerage referral fees ................        671,229         764,009        1,327,271        1,225,339
   Loan processing fees ............................        122,257         137,936          247,055          275,704
   Fees and service charges ........................         70,949          61,707          143,794          126,166
   Gains and origination fees from loans sold ......        249,365          24,510          249,365           40,144
   Loss on impaired investment security ............           --          (117,678)            --           (117,678)
   Loss on sale of investment securities ...........           --              --            (31,275)            --
   Other income ....................................         18,965           2,155           40,370           20,475
                                                        -----------     -----------      -----------      -----------
     Total non-interest income .....................      1,132,765         872,639        1,976,580        1,570,150
7Non-Interest Expenses
   Salaries and benefits ...........................      1,502,206       1,344,595        2,910,557        2,450,022
   Occupancy and equipment expenses, net ...........        242,816         232,482          504,885          448,901
   Data processing and other outside services ......        143,246         160,492          313,780          288,241
   Professional services ...........................        105,790          85,498          176,627          180,819
   Advertising and promotional expenses ............         98,442          70,078          155,438          126,804
   Forms, printing and supplies ....................         41,925          39,090           78,828           77,965
   Regulatory assessments ..........................         24,324          22,889           48,648           46,587
   Directors' fees and expenses ....................         50,900          17,000           75,100           30,900
   Other operating expenses ........................        197,511         259,554          369,881          481,387
                                                        -----------     -----------      -----------      -----------
     Total non-interest expenses ...................      2,407,160       2,231,678        4,633,744        4,131,626
                                                        -----------     -----------      -----------      -----------
     Income before income taxes ....................        450,718         328,896          760,500          830,279
                                                        -----------     -----------      -----------      -----------
Provision for Income Taxes .........................        163,000         120,751          274,000          314,557
                                                        -----------     -----------      -----------      -----------
     Net income ....................................    $   287,718     $   208,145      $    86,500      $   515,722
                                                        ===========     ===========      ===========      ===========
     Basic income per share ........................    $     0.120     $     0.090      $     0.200      $     0.210
                                                        ===========     ===========      ===========      ===========
     Diluted income per share ......................    $     0.120     $     0.090      $     0.200      $     0.210
                                                        ===========     ===========      ===========      ===========
     Dividends per share ...........................    $     0.025     $     0.020      $     0.045      $     0.020
                                                        ===========     ===========      ===========      ===========

See accompanying notes to consolidated financial statements

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)


                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                         June 30,
                                                            2002            2001            2002             2001
                                                        -----------     -----------      -----------      -----------
Net income .....................................        $   287,718     $   208,145      $   486,500      $   515,722

Unrealized holding gains (losses) on securities:
   Unrealized holding gains (losses) arising
   during the period, net of taxes .............            249,073         (37,503)          96,626           90,950
                                                        -----------     -----------      -----------      -----------

   Comprehensive income ........................        $   536,791     $   170,642      $   583,126      $   606,672
                                                        ===========     ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                  2002              2001
                                                                              ------------------------------
Cash Flows from Operating Activities
     Net income .........................................................     $    486,500      $    515,722
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and accretion of investment premiums and discounts, net           (9,737)           (6,726)
     Originations of loans held for sale ................................         (208,000)      (20,509,950)
     Proceeds from sales of loans held for sale .........................          208,000        20,509,950
     Gain on sale of loans ..............................................         (249,365)             --
     Provision for loan losses ..........................................          158,000           102,000
     Loss on impaired investment security ...............................             --             117,678
     Loss on sale of investment securities ..............................           31,275              --
     Depreciation and amortization ......................................          213,885           213,082
     Changes in assets and liabilities:
         Increase in deferred loan fees .................................          164,343            61,362
         (Increase) decrease in accrued interest receivable .............          (65,373)           24,052
         Increase in other assets .......................................          (19,757)         (100,087)
         (Decrease) increase in accrued expenses and other liabilities ..          (61,722)           19,576
                                                                              ------------      ------------
         Net cash provided by operating activities ......................          648,049           946,659
                                                                              ------------      ------------
Cash Flows from Investing Activities
     Purchases of available for sale securities .........................      (37,015,836)      (10,115,072)
     Proceeds from sales of available for sale securities ...............       10,369,844         6,000,000
     Principal repayments on available for sale securities ..............        2,922,141         1,953,830
     Proceeds from maturities of available for sale securities ..........        1,000,000           499,290
     Proceeds from maturities of held to maturity securities ............             --             500,000
     Purchase of Federal Reserve Bank Stock .............................             --              (5,850)
     Purchase of Federal Home Loan Bank Stock ...........................           (3,400)          (24,300)
     Net increase in loans ..............................................       (3,896,104)       (7,075,027)
     Proceeds from sale of loan receivable ..............................        1,549,365              --
     Purchases of bank premises and equipment ...........................          (56,614)         (243,140)
                                                                              ------------      ------------
         Net cash used in investing activities ..........................      (25,130,604)       (8,510,269)
                                                                              ------------      ------------
Cash Flows from Financing Activities
     Net increase in demand, savings and money market deposits ..........       13,434,970        14,020,453
     Net decrease in time certificates of deposits ......................       (4,208,025)      (28,496,878)
     Increase in FHLB borrowings ........................................        4,000,000              --
     Increase in securities sold under agreements to repurchase .........        5,700,000              --
     Principal payments on capital lease obligation .....................          (58,739)          (51,283)
     Decrease in collateralized borrowings ..............................          (75,000)             --
     Dividends paid on common stock .....................................          (96,021)             --
     Proceeds from issuance of common stock .............................             --               1,179
                                                                              ------------      ------------
         Net cash provided by financing activities ......................       18,697,185       (14,526,529)
                                                                              ------------      ------------
         Net decrease in cash and cash equivalents ......................       (5,785,370)      (22,090,139)


PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                  2002              2001
                                                                              ------------------------------

Cash and cash equivalents
     Beginning ..........................................................        27,032,811        33,065,071
                                                                               ------------      ------------
     Ending .............................................................     $  21,247,441      $ 10,974,932
                                                                               ============      ============

Supplemental Disclosures of Cash Flow Information
     Cash paid for:
         Interest .......................................................     $   2,317,295     $   3,700,114
                                                                               ============      ============
         Income Taxes ...................................................     $     347,146     $     645,700
                                                                               ============      ============

Supplemental disclosure of noncash investing and financing activities:
     Transfer of held to maturity securities to
         available for sale securities ..................................     $        --       $  11,796,300
                                                                               ============      ============

     Unrealized holding gain on available for sale
         securities arising during the period ...........................     $     140,147     $     152,209
                                                                               ============      ============

     Dividends declared on common stock .................................     $      60,013     $      48,007
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

       The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

(3) Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three and six months ended June 30, 2002 and 2001.

 Quarter ended June 30, 2002
                                             Net Income      Shares      Amount
                                             -----------------------------------
 Basic Income Per Share
   Income available to common shareholders   $  287,718    2,400,525     $ 0.12
 Effect of Dilutive Securities
   Warrants/Stock Options outstanding               -         25,398        -
                                             -----------------------------------
 Diluted Income Per Share
   Income available to common shareholders
   plus assumed conversions                  $  287,718    2,425,923     $ 0.12
                                             ===================================

Quarter ended June 30, 2001
                                             Net Income      Shares      Amount
                                             -----------------------------------
Basic Income Per Share
  Income available to common shareholders    $  208,145    2,400,525     $ 0.09
Effect of Dilutive Securities
  Warrants/Stock Options outstanding                  -       24,621        -
                                             -----------------------------------
Diluted Income Per Share
  Income available to common shareholders
  plus assumed conversions                  $   208,145    2,425,146       0.09
                                             ===================================

Six months ended June 30, 2002
                                             Net Income      Shares      Amount
                                             -----------------------------------
Basic Income Per Share
  Income available to common shareholders    $  486,500    2,400,525     $ 0.20
Effect of Dilutive Securities
  Warrants/Stock Options outstanding                  -       25,114        -
                                             -----------------------------------
Diluted Income Per Share
  Income available to common shareholders
  plus assumed conversions                   $  486,500    2,425,639     $ 0.20
                                             ===================================

Six months ended June 30, 2001
                                             Net Income      Shares      Amount
                                             -----------------------------------
Basic Income Per Share
  Income available to common shareholders    $  515,722    2,400,450     $ 0.21
Effect of Dilutive Securities
  Warrants/Stock Options outstanding                  -       27,112        -
                                             -----------------------------------
Diluted Income Per Share
  Income available to common shareholders
  plus assumed conversions                   $  515,722    2,427,562     $ 0.21
                                             ===================================


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

       Information about reportable segments and a reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands):

       Quarter ended June 30, 2002
                                                      Mortgage    Consolidated
                                         Bank          Broker        Totals
                                         --------------------------------------

       Net interest income .....     $   1,809      $    --       $   1,809
       Non-interest income .....           317            816         1,133
       Non-interest expense ....         1,774            633         2,407
       Provision for loan losses            84           --              84
       Income before taxes .....           268            183           451
       Assets ..................       220,791            997       221,788

       Quarter ended June 30, 2001

                                                      Mortgage    Consolidated
                                         Bank          Broker        Totals
                                         --------------------------------------

       Net interest income .....     $   1,746      $    --       $   1,746
       Non-interest income .....           (74)           947           873
       Non-interest expense ....         1,553            679         2,232
       Provision for loan losses            58           --              58
       Income before taxes .....            61            268           329
       Assets ..................       182,576          1,152       183,728

       Six months ended June 30, 2002

                                                      Mortgage    Consolidated
                                         Bank          Broker        Totals
                                         --------------------------------------

       Net interest income .....     $   3,576      $    --       $   3,576
       Non-interest income .....           357          1,620         1,977
       Non-interest expense ....         3,364          1,270         4,634
       Provision for loan losses           158           --             158
       Income before taxes .....           411            350           761
       Assets ..................       220,791            997       221,788

       Six months ended June 30, 2001

                                                      Mortgage    Consolidated
                                         Bank          Broker        Totals
                                         --------------------------------------

       Net interest income .....     $   3,494      $    --       $   3,494
       Non-interest income .....            11          1,559         1,570
       Non-interest expense ....         2,922          1,210         4,132
       Provision for loan losses           102           --             102
       Income before taxes .....           481            349           830
       Assets ..................       182,576          1,152       183,728

(5) Certain 2001 amounts have been reclassified to conform with the 2002 presentation. Such reclassifications had no effect on net income.

(6) In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

       Bancorpadopted the provisions of SFAS No. 142 effective January 1, 2002 and, as a result, goodwill is no longer amortized, and is evaluated for impairment under SFAS No. 142. Based on Bancorp's initial goodwill impairment test, no impairment losses have been recognized related to goodwill upon the adoption of SFAS No. 142. Bancorp will perform the required annual impairment reviews as of October 31 of each year. In addition, the following represents the effect of adopting SFAS No. 142 on Bancorp's net income and earnings per share for all periods presented.

                                       Three Months Ended              Six Months Ended
                                            June 30,                        June 30,
                                      2002            2001            2002           2001
                                  ---------------------------     ---------------------------
Reported net income .........     $   287,718     $   208,145     $   486,500     $   515,722
Add goodwill amortization....            --            31,003            --            61,930
                                  -----------     -----------     -----------     -----------
Adjusted net income .........     $   287,718     $   239,148     $   486,500     $   577,652
                                  ===========     ===========     ===========     ===========

Basic earnings per share
  Reported net income .......     $      0.12     $      0.09     $      0.20     $      0.21
  Goodwill amortization .....            --              0.01            --              0.03
                                  -----------     -----------     -----------     -----------
  Adjusted net income .......     $      0.12     $      0.10     $      0.20     $      0.24
                                  ===========     ===========     ===========     ===========

Diluted earnings per share
  Reported net income .......     $      0.12     $      0.09     $      0.20     $      0.21
  Goodwill amortization .....            --              0.01            --              0.03
                                  -----------     -----------     -----------     -----------
   Adjusted net income ......     $      0.12     $      0.10     $      0.20     $      0.24
                                  ===========     ===========     ===========     ===========

(7) Other comprehensive income which is comprised solely of the change in unrealized gains and losses on available for sale securities is as follows:

                                            Three Months Ended                      Six Months Ended
                                              June 30, 2002                           June 30, 2002
                                  Before Tax        Tax       Net of Tax    Before Tax     Tax       Net of Tax
                                    Amount         Effect       Amount        Amount      Effect       Amount
                               --------------------------------------------------------------------------------
Unrealized holding gain
arising during the period .......   $ 395,375    $(146,302)   $ 249,073    $ 108,872    $ (33,810)   $  75,062

Reclassification adjustment
for losses recognized in income..        --           --           --         31,275       (9,711)      21,564
                                    ---------    ---------    ---------    ---------    ---------    ---------

Unrealized holding gain on
available for sale securities,
net of taxes ....................   $ 395,375    $(146,302)   $ 249,073    $ 140,147    $ (43,521)   $  96,626
                                    =========    =========    =========    =========    =========    =========


                                            Three Months Ended                      Six Months Ended
                                              June 30, 2002                           June 30, 2002
                                  Before Tax        Tax       Net of Tax    Before Tax     Tax       Net of Tax
                                    Amount         Effect       Amount        Amount      Effect       Amount
                               --------------------------------------------------------------------------------

Unrealized holding loss
arising during the period .......   $(334,614)   $ 134,725    $(199,889)   $(119,617)   $  48,142    $ (71,475)

Adjustment for unrealized
losses of held to maturity
securities transferred to
available for sale securities ...     154,147      (62,061)      92,086      154,147      (62,039)      92,108

Reclassification adjustment for
losses recognized in income .....     117,679      (47,379)      70,300      117,679      (47,362)      70,317
                                    ---------    ---------    ---------    ---------    ---------    ---------

Unrealized holding (loss) gain
on available for sale securities,
net of taxes ....................   $ (62,788)   $  25,285    $ (37,503)   $ 152,209    $ (61,259)   $  90,950
                                    =========    =========    =========    =========    =========    =========


(8) During the six months ended June 30, 2002 the Bank entered into the following borrowing transactions:


                    Amount                   Rate               Maturity
                    ------                   ----               --------

        Securities sold under agreements to repurchase:

                   $2,900,000                1.92%             08/23/2002
                   $2,800,000                2.69%             05/23/2003

         Federal Home Loan Bank Advances:

                   $2,000,000                4.48%             05/13/2005
                   $2,000,000                5.11%             05/14/2004

Item 2.  Management's Discussion and Analysis or Plan of Operation

         (a)   Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

         (b)   Management's Discussion and Analysis of
               Financial Condition and Results of Operations


SUMMARY

Bancorp had net income of $288,000 ($0.12 basic income per share and $0.12 diluted income per share) for the quarter ended June 30, 2002, compared to net income of $208,000 ($0.09 basic income per share and $0.09 diluted income per share) for the quarter ended June 30, 2001. For the six-month period ended June 30, 2002, net income was $487,000 as compared to $516,000 for the same period last year.

Total assets increased $19.2 million from $202.6 million at December 31, 2001 to $221.8 million at June 30, 2002. Cash and cash equivalents decreased $5.8 million to $21.2 million at June 30, 2002 from $27.0 million at December 31, 2001. The available for sale securities portfolio increased $22.9 million to $57.6 million at June 30, 2002 from $34.7 million at December 31, 2001. The net loan portfolio increased $2.3 million from $135.7 million at December 31, 2001 to $138.0 million at June 30, 2002. Deposits increased $9.2 million to $192.5 million at June 30, 2002 from $183.3 million at December 31, 2001. Total shareholders' equity increased $0.5 million to $17.9 million at June 30, 2002 from $17.4 million at December 31, 2001.


FINANCIAL CONDITION

Assets
------

Bancorp's total assets increased $19.2 million from $202.6 million at December 31, 2001 to $221.8 million at June 30, 2002. Cash and cash equivalents decreased $5.8 million to $21.2 million at June 30, 2002. Cash and due from banks increased $3.4 million, federal funds sold decreased $5.2 million and short term investments decreased $4.0 million. This net decrease along with the increase in deposits and borrowings funded the increases in available for sale securities and loans. Available for sale securities increased $22.8 million; $9.7 million of this increase represents an interest rate leveraging strategy which was funded by Federal Home Loan Bank borrowings and securities sold under agreements to repurchase.

Loans
-----

Bancorp's net loan portfolio increased $2.3 million from $135.7 million at December 31, 2001 to $138.0 million at June 30, 2002. Increases in commercial real estate loans and residential loans of $2.8 million and $4.4 million, respectively, were partially offset by decreases in commercial loans of $2.9 million, construction loans of $1.2 million, home equity loans of $0.6 million and consumer loans of $0.2 million. At June 30, 2002, the net loan to deposit ratio was 71.7% and the net loan to total assets ratio was 62.2%. At December 31, 2001, the net loan to deposit ratio was 74.0% and the net loan to total assets was 67.0%. Based on loan applications in process and Bancorp's hiring of additional loan officers, management anticipates moderate loan demand during the second half of 2002.


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

Based upon this evaluation, management believes the allowance for loan losses of $2.1 million at June 30, 2002, which represents 1.48% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans which may become uncollectible. At December 31, 2001, the allowance for loan losses was $1.9 million or 1.38% of gross loans outstanding.

Analysis of Allowance for Loan Losses
                                                            June 30,
   (Thousands of dollars)                            2002             2001
   -----------------------------------------------------------------------------
   Balance at beginning of period                 $1,894             $1,645
                                               ---------------------------------
   Charge-offs                                         0                 (2)
   Recoveries                                         10                  1
                                               ---------------------------------
   Net recoveries (charge-offs)                       10                 (1)
                                               ---------------------------------
   Provision charged to operations                   158                102
                                               ---------------------------------
   Balance at end of period                       $2,062             $1,746
                                               =================================
   Ratio of net recoveries (charge-offs)
            during the period to average loans
            outstanding during the period.         0.01%               0.00%
                                               =================================

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing and past due loans:

                                                 June 30,           December 31,
   (Thousands of dollars)                          2002                 2001
   -----------------------------------------------------------------------------
   Loans delinquent over 90
            days still accruing                   $   60               $1,300

   Non-accruing loans                                354                1,654
                                               ---------------------------------
   Total                                          $  414               $2,954
                                               =================================
   % of Total Loans                                0.30%                2.14%
   % of Total Assets                               0.19%                1.46%

The decrease in non-accruing loans is due to the sale of a $1.3 million residential real estate loan for which the bank realized a gain of $249,000.

Potential Problem Loans
-----------------------

At June 30 2002, Bancorp had no loans other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits
--------

Total deposits increased $9.2 million from $183.3 million at December 31, 2001 to $192.5 million at June 30, 2002. Non-interest bearing deposits increased $1.5 million due to higher levels of both commercial and personal demand deposit accounts. Interest bearing deposits increased $7.7 million. NOW and Money market fund accounts increased $3.4 million and $27.5 million, respectively. The increase in Money market fund deposits is due to competitive pricing; much of this increase was funded by funds shifted from other accounts. Super NOW accounts, formerly priced at a premium rate, decreased $18.1 million; certificates of deposit decreased $4.2 million and savings accounts decreased $0.9 million; some of these decreases were transfers that resulted in the increase in the money market fund product.

RESULTS OF OPERATIONS

Interest and dividend income and expense
----------------------------------------

Bancorp's interest and dividend income decreased 14.7% or $509,000 for the quarter ended June 30, 2002 from the comparable period in 2001. The decrease in interest income is due to a much lower interest rate environment this quarter as compared to the same period last year. For the six months ended June 30, 2002, interest and dividend income was $5.9 million which represents a decrease of $1.3 million compared to interest and dividend income of $7.2 million for the same period last year. The decrease in interest income for the six months ended June 30, 2002 is also due to the lower interest rate environment.

Bancorp's interest expense decreased 33.5% or $572,000 for the quarter ended June 30, 2002 compared to the same period in 2001. The decrease in interest expense is due to the lower interest rate environment cited earlier. For the six months ended June 30, 2002, interest expense decreased $1.4 million or 37.8% to $2.3 million as compared to $3.7 million for the six months ended June 30, 2001. The decrease in interest expense for the six months ended June 30, 2002 is also due to the lower interest rate environment. Included in interest expense for the three and six months ended June 30, 2002 is $40,000 due to FHLB Advances and securities sold under agreements to repurchase transactions entered into during the six months ended June 30, 2002.

Non-interest income
-------------------

Non-interest income increased 29.8% or $260,000 to $1.1 million for the quarter ended June 30, 2002 as compared to $873,000 for the comparable period last year. Included in the results for the quarter ended June 30, 2002 is a gain of $249,000 from the sale of a nonperforming loan. The continued favorable interest rate environment for borrowers has resulted in the maintenance of historical high mortgage brokerage and referral fees, however, not as high as last year when interest rates were dramatically declining. Mortgage broker referral fees decreased 12.1% or $93,000 to $671,000 for the quarter ended June 30, 2002 as compared to $764,000 for the same period last year. Included in non-interest income for the three months ended June 30, 2001 was a charge of $118,000 representing a write down provision made for the permanent impairment of a debt security due to a deterioration in the financial condition of the issuer; management continues to monitor the status and performance of the issuer.

For the six months ended June 30, 2002, non-interest income increased $406,000 or 25.9% to $2.0 million as compared to $1.6 million for the same period last year. Mortgage broker and referral fees increased $102,000 or 8.3% to $1.3 million for the six months ended June 30, 2002 from $1.2 million for the six months ended June 30, 2001 due to the continued favorable interest rate environment for borrowers. Included in non-interest income for the six months ended June 30, 2002 is a gain of $249,000 from the sale of a loan cited earlier. Fees and service charges increased 14.0%, or $18,000, to $144,000 for the six months ended June 30, 2002, from $126,000 for the six months ended June 30, 2001; this increase is the result of increases in account and transaction volumes. Included in non-interest income for the six months ended June 30, 2001 was a charge of $118,000 representing a write down provision made for the permanent impairment of a debt security.

Non-interest expenses
---------------------

Non-interest expenses increased 7.9% or $175,000 to $2.4 million for the quarter ended June 30, 2002 from $2.2 million for the quarter ended June 30, 2001. Salaries and benefits expense increased 11.7%, or $158,000, to $1.5 million for the quarter ended June 30, 2002 from $1.3 million for the quarter ended June 30, 2001, due primarily to staffing additions made during the second half of 2001 for the Norwalk Office and compensation adjustments made during the fourth quarter of 2001. Occupancy and equipment expense, net increased 4.4% or $10,000 to $243,000 for the quarter ended June 30, 2002 from $232,000 for the quarter ended June 30, 2001; this increase is a result of increases in depreciation of leasehold improvements as well as furniture and equipment due primarily to the Norwalk Branch Office which opened in August 2001. Advertising and promotional expenses increased 40.1% or $28,000 to $98,000 for the quarter ended June 30, 2002 from $70,000 for the comparable period last year due to an increased level of promotional campaigns. Directors' fees increased $34,000 from $17,000 for the quarter ended June 30, 2001 to $51,000 for the quarter ended June 30, 2002 due to compensation based payments made to directors upon the attainment of certain years of service and not standing for reelection, per meeting fee increases and an increase in the number of committee meetings. Other operating expenses decreased $62,000 or 23.9% to $198,000 for the quarter ended June 30, 2002 from $260,000 for the quarter ended June 30, 2001; $31,000 of this decrease is due to the cessation of the amortization of goodwill as required by SFAS No. 142.

For the six months ended June 30, 2002, non-interest expenses increased $502,000 or 12.2% to $4.6 million from $4.1 million for the same period last year for similar reasons previously cited. Increases in salary and benefits of $461,000, occupancy and equipment, net of $56,000, directors fees of $44,000, advertising and promotional expenses of $29,000 and data processing and other outside services of $26,000 were partially offset by decreases in other operating expenses of $112,000. Included in the decrease in other non-interest expense is $62,000 due to the cessation of the amortization of goodwill as required by SFAS No. 142.

Bancorp has received regulatory approval to establish an additional branch location which will result in additional capital expenditures as well as an increase in salaries and benefits and occupancy and equipment expenses. Management anticipates that the new branch will open either late in 2002 or early in 2003.

Income Taxes
------------

Bancorp recorded income tax expense of $163,000 for the quarter ended June 30, 2002 as compared to $121,000 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, income tax expense was $274,000 as compared to $315,000 for the same period last year. These changes are related primarily to the changes in pre-tax income.

The effective tax rates for the quarters ended June 30, 2002 and June 30, 2001 were 36.2% and 36.7%, respectively; the effective tax rates for the six months ended June 30, 2002 and June 30, 2001 were 36.0% and 37.9%, respectively.

LIQUIDITY

Bancorp's liquidity ratio was 35.5% and 24.6% at June 30, 2002 and 2001, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts, the costs related to opening new branch offices and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates the Bancorp's regulatory capital ratios at June 30, 2002 and December 31, 2001 respectively:

                                      June 30, 2002    December 31, 2001
                                      -------------    -----------------

     Leverage Capital                       7.94%             8.11%

     Tier 1 Risk-based Capital             10.40%             9.57%

     Total Risk-based Capital              11.65%            10.69%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be "well capitalized" at June 30, 2002 under applicable regulations. To be considered "well-capitalized," an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Bancorp is also considered to be "well capitalized" under the regulatory framework specified by the Federal Reserve Bank. Bancorp's actual and required ratios are not substantially different from those shown above.

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

                          PART II - OTHER INFORMATION.
                          ---------------------------

Item 4.  Submission of Matters to a vote of Security Holders

         (a) The Annual Meeting of Shareholders (the "Annual Meeting") of Patriot National Bancorp, Inc was held on June 18, 2002.

         (b) Not applicable pursuant to Instruction 3 to Item 4 of Part II of Form10-QSB.

         (c) The following is a brief description of the matters voted upon at the Annual

                  Meeting and the number of votes cast for, against or withheld as well as the number of abstentions to each such matter:

                  (i) The election of eleven directors for the ensuing year:


                                                                    Withheld
                                                                  Authority to
                                                 For                Vote For

                  Angelo De Caro              21,282,151            1,209,791
                  Fred A. DeCaro, Jr.         21,282,151              935,077
                  John J. Ferguson            21,282,140            1,209,901
                  John A. Geoghegan           21,282,140            1,209,901
                  L. Morris Glucksman         21,282,140            1,214,807
                  Charles F. Howell           21,282,151            1,209,791
                  Michael Intrieri            21,282,140            1,567,280
                  Richard Naclerio            21,282,140            1,209,901
                  Robert F. O'Connell         21,282,151            1,209,791
                  Paul C. Settelmeyer         21,282,151            1,209,901
                  Philip W. Wolford           21,282,140            1,212,871

                  (ii) The consideration of a proposal to ratify the appointment of McGladrey & Pullen as independent auditors for Bancorp for the year ending December 31, 2002.

                             For              Against         Abstain
                          2,013,812           29,200           2,555

         (d)      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      No.      Description

                  99 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The issuer filed no reports on Form 8-K during the second quarter of 2002.

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

August 14, 2002