Form 10QSB/A
period 2002-06-30
PATRIOT NATIONAL BANCORP INC
filed 2002-08-15
CIK 1098146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                 FORM 10-QSB/A


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

                                Explanatory Note
                                ----------------

          This amendment is being filed to correct a typographical error in net income in the Company's consolidated statement of income for the six months ended June 30, 2002.

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

PATRIOT NATIONAL BANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                         June 30,
                                                            2002            2001            2002             2001
                                                        -----------     -----------      -----------      -----------

Interest and Dividend Income
   Interest and fees on loans ......................    $ 2,438,451     $ 2,826,483      $ 4,823,456      $ 5,740,573
   Interest and dividends on
      investment securities ........................        468,547         545,250          974,159        1,089,611
   Interest on federal funds sold ..................         39,852          84,471           81,541          367,309
                                                        -----------     -----------      -----------      -----------
     Total interest and dividend income ............      2,946,850       3,456,204        5,879,156        7,197,493
                                                        -----------     -----------      -----------      -----------
Interest Expense
   Interest on deposits ............................      1,081,217       1,685,381        2,228,571        3,652,442
   Interest on other borrowings ....................         39,934            --             40,286             --
   Interest on capital lease obligation ............         11,132          14,925           23,261           30,719
   Interest on collateralized borrowings ...........          5,454           9,463           11,374           20,577
                                                        -----------     -----------      -----------      -----------
     Total interest expense ........................      1,137,737       1,709,769        2,303,492        3,703,738
                                                        -----------     -----------      -----------      -----------
     Net interest income ...........................      1,809,113       1,746,435        3,575,664        3,493,755
Provision for Loan Losses ..........................         84,000          58,500          158,000          102,000
                                                        -----------     -----------      -----------      -----------
     Net interest income after
        provision for loan losses ..................      1,725,113       1,687,935        3,417,664        3,391,755
                                                        -----------     -----------      -----------      -----------
Non-Interest Income
   Mortgage brokerage referral fees ................        671,229         764,009        1,327,271        1,225,339
   Loan processing fees ............................        122,257         137,936          247,055          275,704
   Fees and service charges ........................         70,949          61,707          143,794          126,166
   Gains and origination fees from loans sold ......        249,365          24,510          249,365           40,144
   Loss on impaired investment security ............           --          (117,678)            --           (117,678)
   Loss on sale of investment securities ...........           --              --            (31,275)            --
   Other income ....................................         18,965           2,155           40,370           20,475
                                                        -----------     -----------      -----------      -----------
     Total non-interest income .....................      1,132,765         872,639        1,976,580        1,570,150
7Non-Interest Expenses
   Salaries and benefits ...........................      1,502,206       1,344,595        2,910,557        2,450,022
   Occupancy and equipment expenses, net ...........        242,816         232,482          504,885          448,901
   Data processing and other outside services ......        143,246         160,492          313,780          288,241
   Professional services ...........................        105,790          85,498          176,627          180,819
   Advertising and promotional expenses ............         98,442          70,078          155,438          126,804
   Forms, printing and supplies ....................         41,925          39,090           78,828           77,965
   Regulatory assessments ..........................         24,324          22,889           48,648           46,587
   Directors' fees and expenses ....................         50,900          17,000           75,100           30,900
   Other operating expenses ........................        197,511         259,554          369,881          481,387
                                                        -----------     -----------      -----------      -----------
     Total non-interest expenses ...................      2,407,160       2,231,678        4,633,744        4,131,626
                                                        -----------     -----------      -----------      -----------
     Income before income taxes ....................        450,718         328,896          760,500          830,279
                                                        -----------     -----------      -----------      -----------
Provision for Income Taxes .........................        163,000         120,751          274,000          314,557
                                                        -----------     -----------      -----------      -----------
     Net income ....................................    $   287,718     $   208,145      $   486,500      $   515,722
                                                        ===========     ===========      ===========      ===========
     Basic income per share ........................    $     0.120     $     0.090      $     0.200      $     0.210
                                                        ===========     ===========      ===========      ===========
     Diluted income per share ......................    $     0.120     $     0.090      $     0.200      $     0.210
                                                        ===========     ===========      ===========      ===========
     Dividends per share ...........................    $     0.025     $     0.020      $     0.045      $     0.020
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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.

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

August 15, 2002