Form 10QSB
period 2002-09-30
PATRIOT NATIONAL BANCORP INC
filed 2002-11-14
CIK 1098146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002       Commission file number 000-29599

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

Common stock, $2.00 par value per share, 2,400,525 shares issued and outstanding as of the close of business October 31, 2002.

Transitional Small Business Disclosure Format (check one):Yes         No   X
                                                              -----      -----

                                Table of Contents

                                                                            Page
                                                                            ----

Part I        FINANCIAL INFORMATION
------

Item 1.       Consolidated Financial Statements                               3

Item 2.       Management's Discussion and Analysis or
              Plan of Operation                                              13

Item 3.       Controls and Procedures                                        20

Part II       OTHER INFORMATION
-------

Item 6.       Exhibits and Reports on Form 8-K                               20

              CERTIFICATIONS                                                 22

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS
                                                                         September 30,    December 31,
                                                                             2002             2001
                                                                         ------------     ------------
                                                                          (Unaudited)
ASSETS

Cash and due from banks ............................................     $  6,412,472     $  7,544,242
Federal funds sold .................................................        4,000,000       12,700,000
Short term investments .............................................        4,157,721        6,788,569
                                                                         ------------     ------------
     Cash and cash equivalents .....................................       14,570,193       27,032,811

Available for sale securities (at fair value) ......................       67,775,063       34,717,930
Federal Reserve Bank stock .........................................          481,050          481,050
Federal Home Loan Bank stock .......................................          621,300          617,900
Loans receivable (net of allowance for loan losses: 2002 $2,146,454;
     2001 $1,894,454) ..............................................      150,192,620      135,680,036
Accrued interest receivable ........................................        1,266,199        1,079,450
Premises and equipment, net ........................................          858,997        1,102,428
Deferred tax asset, net ............................................          553,839          662,296
Goodwill ...........................................................          930,091          930,091
Other assets .......................................................          249,551          265,465
                                                                         ------------     ------------
         Total assets ..............................................     $237,498,903     $202,569,457
                                                                         ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits:
         Noninterest bearing deposits ..............................     $ 18,122,715     $ 16,961,636
         Interest bearing deposits .................................      189,304,984      166,302,303
                                                                         ------------     ------------
              Total deposits .......................................      207,427,699      183,263,939
     Securities sold under agreements to repurchase ................        5,700,000             --
     Federal Home Loan Bank borrowings .............................        4,000,000             --
     Capital lease obligation ......................................          275,197          364,836
     Collateralized borrowings .....................................          374,444          474,444
     Accrued expenses and other liabilities ........................        1,456,847        1,060,222
                                                                         ------------     ------------
              Total liabilities ....................................      219,234,187      185,163,441
                                                                         ------------     ------------
Shareholders' equity
     Common stock, $2 par value: 5,333,333 shares authorized;
         2,400,525 shares issued and outstanding ...................        4,801,050        4,801,050
     Additional paid-in capital ....................................       11,484,649       11,484,649
     Retained earnings .............................................        1,520,331          864,202
     Accumulated other comprehensive income - net unrealized
         gain on available for sale securities, net of tax .........          458,686          256,115
                                                                         ------------     ------------
              Total shareholders' equity ...........................       18,264,716       17,406,016
                                                                         ------------     ------------
              Total liabilities and shareholders' equity ...........     $237,498,903     $202,569,457
                                                                         ============     ============

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                      September 30,
                                                        2002             2001             2002              2001
                                                    ------------     ------------     ------------      ------------

Interest and Dividend Income
   Interest and fees on loans .................     $  2,602,775     $  2,766,458     $  7,426,230      $  8,507,031
   Interest and dividends on
      investment securities ...................          693,260          487,690        1,667,419         1,577,301
   Interest on federal funds sold .............           50,412           77,319          131,953           444,628
                                                    ------------     ------------     ------------      ------------
     Total interest and dividend income .......        3,346,447        3,331,467        9,225,602        10,528,960
                                                    ------------     ------------     ------------      ------------
Interest Expense
   Interest on deposits .......................        1,145,068        1,590,378        3,373,639         5,242,820
   Interest on other borrowings ...............           82,606              107          122,892               107
   Interest on capital lease obligation .......           10,101           14,200           33,361            44,919
   Interest on collateralized borrowings ......            5,183            8,572           16,557            29,149
                                                    ------------     ------------     ------------      ------------
     Total interest expense ...................        1,242,958        1,613,257        3,546,449         5,316,995
                                                    ------------     ------------     ------------      ------------
     Net interest income ......................        2,103,489        1,718,210        5,679,153         5,211,965
Provision for Loan Losses .....................           84,000           78,000          242,000           180,000
                                                    ------------     ------------     ------------      ------------
     Net interest income after
        provision for loan losses .............        2,019,489        1,640,210        5,437,153         5,031,965
                                                    ------------     ------------     ------------      ------------
Non-Interest Income
   Mortgage brokerage referral fees ...........          846,231          690,743        2,173,502         1,916,082
   Loan processing fees .......................          148,415          115,072          395,469           390,776
   Fees and service charges ...................           84,697           61,373          228,491           187,539
   Gains and origination fees from loans sold .             --             19,320          249,365            59,464
   Loss on impaired investment security .......             --               --               --            (117,678)
   Gain (loss) on sale of investment securities            5,542             --            (25,733)             --
   Other income ...............................           16,323           17,643           56,694            38,118
                                                    ------------     ------------     ------------      ------------
     Total non-interest income ................        1,101,208          904,151        3,077,788         2,474,301
                                                    ------------     ------------     ------------      ------------
Non-Interest Expenses
   Salaries and benefits ......................        1,691,463        1,393,808        4,602,020         3,843,830
   Occupancy and equipment expenses, net ......          245,589          242,463          750,474           691,364
   Data processing and other outside services .          156,499          156,920          470,279           445,161
   Professional services ......................           83,696           86,045          260,323           266,864
   Advertising and promotional expenses .......          104,184           80,270          259,623           207,074
   Forms, printing and supplies ...............           36,404           37,739          115,232           115,704
   Regulatory assessments .....................           24,774           22,032           73,422            68,619
   Directors' fees and expenses ...............           22,927           13,900           98,027            44,800
   Other operating expenses ...................          210,495          237,902          580,375           719,289
                                                    ------------     ------------     ------------      ------------
     Total non-interest expenses ..............        2,576,031        2,271,079        7,209,775         6,402,705
                                                    ------------     ------------     ------------      ------------
     Income before income taxes ...............          544,666          273,282        1,305,166         1,103,561
                                                    ------------     ------------     ------------      ------------
Provision for Income Taxes ....................          207,000          102,069          481,000           416,626
                                                    ------------     ------------     ------------      ------------
     Net income ...............................     $    337,666     $    171,213     $    824,166      $    686,935
                                                    ============     ============     ============      ============
     Basic income per share ...................     $      0.140     $      0.070     $      0.340      $      0.290
                                                    ============     ============     ============      ============
     Diluted income per share .................     $      0.140     $      0.070     $      0.340      $      0.280
                                                    ============     ============     ============      ============
     Dividends per share ......................     $      0.025     $      0.020     $      0.070      $      0.040
                                                    ============     ============     ============      ============


See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)


                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                        2002             2001             2002              2001
                                                    ----------------------------------------------------------------

Net income .................................        $    337,666     $    171,213     $    824,166     $     686,935

Unrealized holding gains on securities:
   Unrealized holding gains arising
   during the period, net of taxes .........             105,946          270,415          202,571           361,365
                                                    ------------     ------------     ------------      ------------

   Comprehensive income ....................        $    443,612     $    441,628     $  1,026,737      $  1,048,300
                                                    ============     ============     ============      ============





See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                    Nine Months Ended
                                                                                      September  30,
                                                                                  2002              2001
                                                                              ------------------------------
Cash Flows from Operating Activities
     Net income .........................................................     $    824,166      $    686,935
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and accretion of investment premiums and discounts, net           38,807           (10,078)
     Originations of loans held for sale ................................         (208,000)      (24,810,110)
     Proceeds from sales of loans held for sale .........................          208,000        24,810,110
     Gain on sale of loans ..............................................         (249,365)             --
     Provision for loan losses ..........................................          242,000           180,000
     Loss on impaired investment security ...............................             --             117,678
     Loss on sale of investment securities ..............................           25,733              --
     Depreciation and amortization ......................................          309,360           337,542
     Changes in assets and liabilities:
         Increase in deferred loan fees .................................          171,509            60,321
         (Increase) decrease in accrued interest receivable .............         (186,749)           25,383
         Decrease (increase) in other assets ............................           15,914           (89,686)
         Increase in accrued expenses and other liabilities .............          384,622           338,220
                                                                              ------------      ------------
         Net cash provided by operating activities ......................        1,575,997         1,646,315
                                                                              ------------      ------------
Cash Flows from Investing Activities
     Purchases of available for sale securities .........................      (55,062,997)      (13,984,034)
     Proceeds from sales of available for sale securities ...............       11,375,386         6,000,000
     Principal repayments on available for sale securities ..............        5,876,966         2,973,325
     Proceeds from maturities of available for sale securities ..........        5,000,000           499,290
     Proceeds from maturities of held to maturity securities ............             --             500,000
     Purchase of Federal Reserve Bank Stock .............................             --              (5,850)
     Purchase of Federal Home Loan Bank Stock ...........................           (3,400)          (24,300)
     Net increase in loans ..............................................      (16,226,093)       (6,392,546)
     Proceeds from sale of loan receivable ..............................        1,549,365              --
     Purchases of bank premises and equipment ...........................          (65,929)         (314,886)
                                                                              ------------      ------------
         Net cash used in investing activities ..........................      (47,556,702)      (10,749,001)
                                                                              ------------      ------------
Cash Flows from Financing Activities
     Net increase in demand, savings and money market deposits ..........       21,228,748        22,136,171
     Net increase (decrease) in time certificates of deposits ...........        2,935,011       (22,806,276)
     Increase in FHLB borrowings ........................................        4,000,000              --
     Increase in securities sold under agreements to repurchase .........        5,700,000              --
     Principal payments on capital lease obligation .....................          (89,638)          (78,082)
     Decrease in collateralized borrowings ..............................         (100,000)             --
     Dividends paid on common stock .....................................         (156,034)          (48,004)
     Proceeds from issuance of common stock .............................             --               1,179
                                                                              ------------      ------------
         Net cash provided by (used in) financing activities ............       33,518,087          (795,012)
                                                                              ------------      ------------
         Net decrease in cash and cash equivalents ......................      (12,462,618)       (9,897,698)

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              2002            2001
                                                                           ---------------------------

Cash and cash equivalents
     Beginning .......................................................      27,032,811      33,065,071
                                                                           -----------     -----------
     Ending ..........................................................     $14,570,193     $23,167,373
                                                                           ===========     ===========

Supplemental Disclosures of Cash Flow Information
     Cash paid for:
         Interest ....................................................     $ 3,563,632     $ 5,307,395
                                                                           ===========     ===========
         Income Taxes ................................................     $   554,360     $   732,748
                                                                           ===========     ===========

Supplemental disclosure of noncash investing and financing activities:
     Transfer of held to maturity securities to
         available for sale securities ...............................     $      --       $11,796,300
                                                                           ===========     ===========

     Unrealized holding gain on available for sale
         securities arising during the period ........................     $   311,028     $   604,938
                                                                           ===========     ===========

     Dividends declared on common stock ..............................     $    60,013     $    48,010
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

       The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

(3) Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three and nine months ended September 30, 2002 and 2001.

Quarter ended September 30, 2002
                                              Net Income     Shares       Amount
                                              ----------------------------------
Basic Income Per Share
  Income available to common shareholders $ 337,666 2,400,525 $ 0.14 Effect of Dilutive Securities
  Warrants/Stock Options outstanding ....          --          25,152        --
                                              ----------------------------------
Diluted Income Per Share
  Income available to common shareholders
  plus assumed conversions ..............     $ 337,666     2,425,677     $ 0.14
                                              ==================================

Quarter ended September 30, 2001
                                              Net Income     Shares       Amount
                                              ----------------------------------
Basic Income Per Share
  Income available to common shareholders $ 171,213 2,400,525 $ 0.07 Effect of Dilutive Securities
  Warrants/Stock Options outstanding ....          --          25,970        --
                                              ----------------------------------
Diluted Income Per Share
  Income available to common shareholders
  plus assumed conversions ..............     $ 171,213     2,426,495     $ 0.07
                                              ==================================

Nine months ended September 30, 2002
                                              Net Income     Shares       Amount
                                              ----------------------------------
Basic Income Per Share
  Income available to common shareholders $ 824,166 2,400,525 $ 0.34 Effect of Dilutive Securities
  Warrants/Stock Options outstanding ....          --          25,127        --
                                              ----------------------------------
Diluted Income Per Share
  Income available to common shareholders
  plus assumed conversions ..............     $ 824,166     2,425,652     $ 0.34
                                              ==================================

Nine months ended September 30, 2001
                                              Net Income     Shares       Amount
                                              ----------------------------------
Basic Income Per Share
  Income available to common shareholders $ 686,935 2,400,476 $ 0.29 Effect of Dilutive Securities
  Warrants/Stock Options outstanding ....          --          26,731        --
                                              ----------------------------------
Diluted Income Per Share
  Income available to common shareholders
  plus assumed conversions ..............     $ 686,935     2,427,207     $ 0.28
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

       Information about reportable segments and a reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

       Quarter ended September 30, 2002

                                                  Mortgage    Consolidated
                                       Bank       Broker         Totals
                                     -------------------------------------

       Net interest income .....     $  2,103     $   --       $  2,103
       Non-interest income .....           69        1,032        1,101
       Non-interest expense ....        1,779          797        2,576
       Provision for loan losses           84         --             84
       Income before taxes .....          310          235          545
       Assets ..................      236,473        1,026      237,499


       Quarter ended September 30, 2001

                                                   Mortgage   Consolidated
                                       Bank        Broker        Totals
                                     -------------------------------------
       Net interest income .....     $  1,718     $   --       $  1,718
       Non-interest income .....           60          844          904
       Non-interest expense ....        1,594          677        2,271
       Provision for loan losses           78         --             78
       Income before taxes .....          106          167          273
       Assets ..................      197,159        1,061      198,220


       Nine months ended September 30, 2002

                                                   Mortgage   Consolidated
                                       Bank        Broker        Totals
                                     -------------------------------------
       Net interest income .....     $  5,679     $   --       $  5,679
       Non-interest income .....          426        2,652        3,078
       Non-interest expense ....        5,143        2,067        7,210
       Provision for loan losses          242         --            242
       Income before taxes .....          720          585        1,305
       Assets ..................      236,473        1,026      237,499


       Nine months ended September 30, 2001

                                                   Mortgage   Consolidated
                                       Bank        Broker        Totals
                                     -------------------------------------

       Net interest income .....     $  5,212     $   --       $  5,212
       Non-interest income .....           71        2,403        2,474
       Non-interest expense ....        4,515        1,888        6,403
       Provision for loan losses          180         --            180
       Income before taxes .....          588          515        1,103
       Assets ..................      197,159        1,061      198,220

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

                                    Three Months Ended               Nine Months Ended
                                       September 30,                   September 30,
                                   2002            2001            2002            2001
                               ---------------------------     ---------------------------
Reported net income ......     $   337,666     $   171,213     $   824,166     $   686,935
Add goodwill amortization             --            31,003            --            92,933
                               -----------     -----------     -----------     -----------
Adjusted net income ......     $   337,666     $   202,216     $   824,166     $   779,868
                               ===========     ===========     ===========     ===========

Basic earnings per share
  Reported net income ....     $      0.14     $      0.07     $      0.34     $      0.29
  Goodwill amortization ..             --             0.01             --             0.04
                               -----------     -----------     -----------     -----------
  Adjusted net income ....     $      0.14     $      0.08     $      0.34     $      0.33
                               ===========     ===========     ===========     ===========

Diluted earnings per share
  Reported net income ....     $      0.14     $      0.07     $      0.34     $      0.28
  Goodwill amortization ..             --             0.01             --             0.04
                               -----------     -----------     -----------     -----------
   Adjusted net income ...     $      0.14     $      0.08     $      0.34     $      0.32
                               ===========     ===========     ===========     ===========

(7) Other comprehensive income which is comprised solely of the change in unrealized gains and losses on available for sale securities is as follows:


                                                   Three Months Ended                          Nine Months Ended
                                                   September 30, 2002                          September 30, 2002
                                        Before Tax       Tax          Net of Tax     Before Tax       Tax         Net of Tax
                                          Amount        Effect          Amount         Amount        Effect         Amount
                                        ------------------------------------------------------------------------------------
Unrealized holding gain
arising during the period .........     $ 176,422      $ (67,040)     $ 109,382      $ 285,295     $ (99,484)     $ 185,811

Reclassification adjustment for
(losses) gains recognized in income        (5,542)         2,106         (3,436)        25,733        (8,973)        16,760
                                        ------------------------------------------------------------------------------------

Unrealized holding gain on
available for sale securities,
net of taxes ......................     $ 170,880      $ (64,934)     $ 105,946      $ 311,028     $(108,457)     $ 202,571
                                        ===================================================================================


                                                   Three Months Ended                          Nine Months Ended
                                                   September 30, 2001                          September 30, 2001
                                        Before Tax       Tax          Net of Tax     Before Tax       Tax         Net of Tax
                                          Amount        Effect          Amount         Amount        Effect         Amount
                                        ------------------------------------------------------------------------------------
Unrealized holding gain
arising during the period .........     $ 452,728      $(182,313)     $ 270,415      $ 333,112     $(134,109)     $ 199,003

Adjustment for unrealized
losses of held to maturity
securities transferred to
available for sale securities .....          --             --             --          154,147       (62,075)        92,072

Reclassification adjustment for
losses recognized in income .......          --             --             --          117,679       (47,389)        70,290
                                        ------------------------------------------------------------------------------------

Unrealized holding gain on
available for sale securities,
net of taxes ......................     $ 452,728      $(182,313)     $ 270,415      $ 604,938     $(243,573)     $ 361,365
                                        ===================================================================================


(8) During the nine months ended September 30, 2002 the Bank entered into borrowing transactions with the following existing terms:

                                    Amount            Rate         Maturity
                                    ------            ----         --------

       Securities sold under agreements to repurchase:

                                  $2,900,000          1.84%       11/21/2002
                                  $2,800,000          2.69%       05/23/2003

       Federal Home Loan Bank Advances:

                                  $2,000,000          4.48%       05/13/2005
                                  $2,000,000          5.11%       05/14/2007

Item 2.   Management's Discussion and Analysis or Plan of Operation

    (a)   Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

    (b)   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

SUMMARY

Bancorp had net income of $338,000 ($0.14 basic income per share and $0.14 diluted income per share) for the quarter ended September 30, 2002, compared to net income of $171,000 ($0.07 basic income per share and $0.07 diluted income per share) for the quarter ended September 30, 2001. For the nine-month period ended September 30, 2002, net income was $824,000 as compared to $687,000 for the same period last year.

Total assets increased $34.9 million from $202.6 million at December 31, 2001 to $237.5 million at September 30, 2002. Cash and cash equivalents decreased $12.4 million to $14.6 million at September 30, 2002 from $27.0 million at December 31, 2001. The available for sale securities portfolio increased $33.1 million to $67.8 million at September 30, 2002 from $34.7 million at December 31, 2001. The net loan portfolio increased $14.5 million from $135.7 million at December 31, 2001 to $150.2 million at September 30, 2002. Deposits increased $24.1 million to $207.4 million at September 30, 2002 from $183.3 million at December 31, 2001. Total shareholders' equity increased $900,000 to $18.3 million at September 30, 2002 from $17.4 million at December 31, 2001.

FINANCIAL CONDITION

Assets
------

Bancorp's total assets increased $34.9 million from $202.6 million at December 31, 2001 to $237.5 million at September 30, 2002. Cash and cash equivalents decreased $12.4 million to $14.6 million at September 30, 2002. Cash and due from banks decreased $1.1 million, federal funds sold decreased $8.7 million and short term investments decreased $2.6 million. This net decrease along with the increase in deposits and borrowings funded the increases in available for sale securities and loans. Available for sale securities increased $33.1 million; $9.7 million of this increase represents an interest rate leveraging strategy which was funded by Federal Home Loan Bank borrowings and securities sold under agreements to repurchase.

Loans
-----

Bancorp's net loan portfolio increased $14.5 million from $135.7 million at December 31, 2001 to $150.2 million at September 30, 2002. Increases in residential real estate loans of $12.0 million, commercial real estate loans of $4.3 million, construction loans of $1.7 million and consumer loans of $0.6 million were partially offset by decreases in commercial loans of $2.9 million and home equity loans of $1.2 million. At September 30, 2002, the net loan to deposit ratio was 72.4% and the net loan to total assets ratio was 63.2%. At December 31, 2001, the net loan to deposit ratio was 74.0% and the net loan to total assets ratio was 67.0%. Based on loan applications in process and Bancorp's hiring of additional loan officers, management anticipates strong loan growth during the last quarter of 2002.

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

Based upon this evaluation, management believes the allowance for loan losses of $2.1 million at September 30, 2002, which represents 1.41% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans which may become uncollectible. At December 31, 2001, the allowance for loan losses was $1.9 million or 1.38% of gross loans outstanding.

Analysis of Allowance for Loan Losses
                                                      September 30,
(Thousands of dollars)                            2002            2001
------------------------------------------------------------------------------
Balance at beginning of period                   $1,894          $1,645
                                            ----------------------------------
Charge-offs                                           0              (2)
Recoveries                                           10               1
                                            ----------------------------------
Net recoveries (charge-offs)                         10              (1)
                                            ----------------------------------
Provision charged to operations                     242             180
                                            ----------------------------------
Balance at end of period                         $2,146          $1,824
                                            ==================================
Ratio of net recoveries (charge-offs)
         during the period to average loans
         outstanding during the period.           0.01%           0.00%
                                            ==================================

Non-Accrual, Past Due and Restructured Loans
--------------------------------------------

The following table presents non-accruing and past due loans:

                                               September 30,   December 31,
         (Thousands of dollars)                    2002           2001
         ---------------------------------------------------------------------
         Loans delinquent over 90
                  days still accruing            $  109          $1,300
         Non-accruing loans                         337           1,654
                                            ----------------------------------

         Total                                   $  446          $2,954
                                            ==================================

         % of Total Loans                         0.29%           2.14%
         % of Total Assets                        0.19%           1.46%

The decrease in loans delinquent over 90 days and still accruing is due primarily to the renewal, extension or payoff of the loans so classified. The decrease in non-accruing loans is due to the sale of a $1.3 million residential real estate loan for which the Bank realized a gain of $249,000 and the payoff of another loan in the amount of $204,000 for which the Bank recovered $22,000 in delinquent interest.

Potential Problem Loans
-----------------------

At September 30 2002, Bancorp had no loans other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits
--------

Total deposits increased $24.1 million from $183.3 million at December 31, 2001 to $207.4 million at September 30, 2002. Noninterest bearing deposits increased $1.1 million due to higher levels of both commercial and personal demand deposit accounts. Interest bearing deposits increased $23.0 million. Money market fund accounts and certificates of deposit increased $46.7 million and $2.9 million, respectively. The increase in money market fund deposits is due to competitive pricing as well as to an inflow of funds from the stock market and mutual funds; some of this increase was funded by funds shifted from certificates of deposit due to the uncertainty in interest rates. Super NOW accounts, formerly priced at a premium rate, decreased $22.0 million; volatile lawyer trust deposit accounts decreased $1.6 million and savings accounts decreased $3.0 million; some of these decreases were transfers that resulted in the increase in the money market fund product.

RESULTS OF OPERATIONS

Interest and dividend income and expense
----------------------------------------

Bancorp's interest and dividend income increased $15,000 or 0.5% for the quarter ended September 30, 2002 as compared to the same period in 2001. This increase is due to the growth in interest earning assets which was largely offset by a lower interest rate environment. For the nine months ended September 30, 2002, interest and dividend income was $9.2 million which represents a decrease of $1.3 million compared to interest and dividend income of $10.5 million for the same period last year. Although interest earning assets increased, interest income decreased for the nine months ended September 30, 2002 due to the lower interest rate environment in 2002 as compared to 2001 when interest rates were declining.

Bancorp's interest expense decreased 23.0% or $370,000 for the quarter ended September 30, 2002 compared to the same period in 2001. Despite an increase in interest bearing liabilities, interest expense decreased due to the expiration of premium priced deposit accounts and a lower interest rate environment cited earlier. For the nine months ended September 30, 2002, interest expense decreased $1.8 million or 33.3% to $3.5 million as compared to $5.3 million for the nine months ended September 30, 2001. The decrease in interest expense for the nine months ended September 30, 2002 is also due to the lower interest rate environment despite the increase in interest bearing liabilities. Included in interest expense for the three and nine months ended September 30, 2002 is $83,000 and $123,000 respectively, due to FHLB Advances and securities sold under agreements to repurchase transactions entered into during the second quarter of 2002.

Non-interest income
-------------------

Non-interest income increased 21.8% or $197,000 to $1.1 million for the quarter ended September 30, 2002 as compared to $904,000 for the comparable period last year. The continued favorable interest rate environment for borrowers has resulted in the maintenance of historical high mortgage brokerage and referral fees. Mortgage brokerage and referral fees increased 22.5% or $155,000 to $846,000 for the quarter ended September 30, 2002 as compared to $691,000 for the same period last year. Loan processing fees increased 29.0% or $33,000 to $148,000 for the quarter ended September 30, 2002 compared to $115,000 for the same period in 2001. Increases in deposit accounts and transaction volume resulted in an increase in fees and service charges of $24,000 or 38.0% to $85,000 for the quarter ended September 30, 2002 compared to $61,000 for the same period last year.

For the nine months ended September 30, 2002, non-interest income increased $604,000 or 24.4% to $3.1 million as compared to $2.5 million for the same period last year.

Mortgage broker and referral fees increased $258,000 or 13.4% to $2.2 million for the nine months ended September 30, 2002 from $1.9 million for the nine months ended September 30, 2001 due to the continued favorable interest rate environment for borrowers. Included in non-interest income for the nine months ended September 30, 2002 is a gain of $249,000 from the sale of a nonperforming loan. Fees and service charges increased 21.8%, or $40,000, to $228,000 for the nine months ended September 30, 2002, from $188,000 for the nine months ended September 30, 2001; this increase is the result of increases in account and transaction volumes. Included in non-interest income for the nine months ended September 30, 2001 was a charge of $118,000 representing a write down provision made for the permanent impairment of a debt security.

Non-interest expenses
---------------------

Non-interest expenses increased 13.4% or $305,000 to $2.6 million for the quarter ended September 30, 2002 from $2.3 million for the quarter ended September 30, 2001. Salaries and benefits expense increased 21.4%, or $297,000, to $1.7 million for the quarter ended September 30, 2002 from $1.4 million for the quarter ended September 30, 2001, due primarily to higher levels of commissions and production related incentive compensation accruals. Advertising and promotional expenses increased 29.8% or $24,000 to $104,000 for the quarter ended September 30, 2002 from $80,000 for the comparable period last year due to an increased level of promotional campaigns. Directors' fees increased $9,000 from $14,000 for the quarter ended September 30, 2001 to $23,000 for the quarter ended September 30, 2002 due to per meeting fee increases and an increase in the number of committee meetings. Other operating expenses decreased $28,000 or 11.5% to $210,000 for the quarter ended September 30, 2002 from $238,000 for the quarter ended September 30, 2001; $31,000 of this decrease is due to the cessation of the amortization of goodwill as required by SFAS No. 142.

For the nine months ended September 30, 2002, non-interest expenses increased $807,000 or 12.6% to $7.2 million from $6.4 million for the same period last year for similar reasons previously cited. Salaries and benefits increased $758,000 or 19.7% to $4.6 million for the nine months ended September 30, 2002 from $3.8 million for the same period last year; this increase is due to higher levels of production related incentive compensation accruals, staffing additions made during the second half of 2001 for the Norwalk Office and compensation adjustments made during the fourth quarter of 2001. Occupancy and equipment expense, net increased $59,000 to $750,000 for the nine months ended September 30, 2002 from $691,000 for the same period last year; this increase is a result of increases in depreciation of leasehold improvements as well as furniture and equipment due primarily to the Norwalk Office which opened in August 2001 and a payment for a lease buyout for the Hauppauge location which relocated to Melville. Directors' fees increased $53,000 to $98,000 for the nine months ended September 30, 2002 from $45,000 for the same period last year due to compensation payments made to directors upon the attainment of certain years of service and not standing for reelection, per meeting fee increase and an increase in the number of committee meetings. Increased levels of promotional campaigns for the nine months ended September 30, 2002 resulted in an increase of $53,000 to $260,000 in advertising and promotional expenses as compared to $207,000 for the same period last year. Other operating expenses decreased $139,000 to $580,000 for the nine months ended September 30, 2002 as compared to $719,000 for the same period last year. Included in the decrease in other non-interest expense is $93,000 due to the cessation of the amortization of goodwill as required by SFAS No. 142.

Bancorp has received regulatory approval to establish an additional branch location which will result in additional capital expenditures as well as an increase in salaries and benefits and occupancy and equipment expenses. Management anticipates that the new branch will open early in 2003. Management has filed applications for two additional branch locations.

Income Taxes
------------

Bancorp recorded income tax expense of $207,000 for the quarter ended September 30, 2002 as compared to $102,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, income tax expense was $481,000 as compared to $417,000 for the same period last year. These changes are related primarily to the changes in pre-tax income. The effective tax rates for the quarters ended September 30, 2002 and September 30, 2001 were 38.0% and 37.4%, respectively; the effective tax rates for the nine months ended September 30, 2002 and September 30, 2001 were 36.8% and 37.7%, respectively.

LIQUIDITY

Bancorp's liquidity ratio was 34.7% and 30.6% at September 30, 2002 and 2001, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts, the costs related to opening new branch offices and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates the Bank's regulatory capital ratios at September 30, 2002 and December 31, 2001 respectively:

                                     September 30, 2002    December 31, 2001
                                     ------------------    -----------------

Leverage Capital .............              7.27%                 8.11%
Tier 1 Risk-based Capital.....              9.81%                 9.57%
Total Risk-based Capital .....             11.06%                10.69%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be "well capitalized" at September 30, 2002 under applicable regulations. To be considered "well-capitalized," an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Bancorp is also considered to be "well capitalized" under the regulatory framework specified by the Federal Reserve Bank. Bancorp's actual and required ratios are not substantially different from those shown above.

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

Item 3.   Controls and Procedures

Based on an evaluation of Bancorp's disclosure controls and procedures performed by Bancorp's Chief Executive Officer and its Chief Financial Officer within 90 days of the filing of this report, Bancorp's Chief Executive Officer and Chief Financial Officer concluded that Bancorp's disclosure controls and procedures have been effective.

As used herein, "disclosure controls and procedures" means controls and other procedures of Bancorp that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Bancorp's management, including its principal executive officer or officers and its principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Since the date of the  evaluation  described  above,  there were no  significant changes in Bancorp's internal controls or in other factors that could significantly affect these controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.     Exhibits and Reports on Form 8-K

     (a)    No.    Description


            99 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The issuer filed no reports on Form 8-K during the third quarter of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PATRIOT NATIONAL BANCORP, INC.
                                         (Registrant)


                                         By: /s/ Robert F. O'Connell
                                             ---------------------------------
                                             Robert F. O'Connell,
                                             Senior Executive Vice President
                                             Chief Financial Officer

                                             (On behalf of the registrant and
                                             as chief financial officer)

November 14, 2002

                                  CERTIFCATION
                           BY CHIEF EXECUTIVE OFFICER
                             PURSUANT TO RULE 13a-14

I, Angelo De Caro, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Patriot National Bancorp, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c)  presented   in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officer and I have indicated in this quarterly report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ Angelo De Caro
                                           ------------------
                                           Angelo De Caro,
                                           Chairman and Chief Executive Officer
                                           (Principal executive officer)


November 14, 2002

                                  CERTIFCATION
                           BY CHIEF FINANCIAL OFFICER
                             PURSUANT TO RULE 13a-14

I, Robert F. O'Connell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Patriot National Bancorp, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c)  presented   in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officer and I have indicated in this quarterly report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Robert F. O'Connell
                                           ------------------------
                                           Robert F. O'Connell,
                                           Senior Executive Vice President
                                           (Principal financial officer)


November 14, 2002

                                 EXHIBIT INDEX


            No.    Description


            99 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.