Form 10KSB
period 2002-12-31
PATRIOT NATIONAL BANCORP INC
filed 2003-03-28
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - KSB

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

[   ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-29599

                         PATRIOT NATIONAL BANCORP, INC.
                 (Name of small business issuer in its charter)

              Connecticut                                   06-1559137
    (State or other jurisdiction of               (IRS Employer Identification
      incorporation or organization)                          Number)
           900 Bedford Street
         Stamford, Connecticut                                06901
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number                                (203) 324-7500

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $ 16,718,538
                                                        -------------

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2003 based on the last sale price as reported on the NASDAQ Small Cap Market: $12,943,401.

Number of shares of the registrant's Common Stock, par value $2.00 per share, outstanding as of February 28, 2003: 2,400,725
                                      ---------

Documents Incorporated by Reference
-----------------------------------

Proxy Statement for 2003 Annual               Incorporated into Part III of this
Meeting of Shareholders.  (A definitive       Form 10-KSB
proxy statement will be filed with the
Securities and Exchange Commission
within 120 days after the close of the
fiscal year covered by this Form 10-KSB.)

Transitional Small Business Disclosure Format (check one):

         Yes           No    X
             -----         -----

                                Table of Contents

                                                                         Page
                                                                         ----

Part I
------

Item 1.    Description of Business                                         1

Item 2.    Description of Properties                                       7

Item 3.    Legal Proceedings                                               8

Item 4.    Submission of Matters to a Vote of Security Holders             8

Part II
-------

Item 5.    Market for Common Equity and Related
             Shareholder Matters                                           9

Item 6.    Management's Discussion and Analysis or
             Plan of Operation                                            11

Item 7.    Financial Statements                                           26

Item 8.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                       26

Part III
--------

Item 9.    Directors, Executive Officers, Promoters and
             Control Persons: Compliance with Section 16 (a)
             of the Exchange Act                                          27

Item 10.  Executive Compensation                                          27

Item 11.  Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters               27

Item 12.  Certain Relationships and Related Transactions                  27

Item 13.  Exhibits and Reports on Form 8-K                                27

Item 14.  Controls and Procedures                                         29

          CERTIFICATIONS                                                  32

                                     PART I

Item 1.  Description of Business
         -----------------------

Patriot National Bancorp, Inc. ("Bancorp"), a Connecticut corporation, was organized in 1999 for the purpose of becoming a one-bank holding company (the "Reorganization") for Patriot National Bank, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the "Bank"). Following receipt of regulatory and shareholder approvals, the Reorganization became effective as of the opening of business on December 1, 1999. Upon consummation of the Reorganization, each outstanding share of Common Stock, par value $2.00 per share, of the Bank ("Bank Common Stock"), was converted into the right to receive one share of Common Stock, par value $2.00 per share, of Bancorp ("Bancorp Common Stock"), and each outstanding option or warrant to purchase Bank Common Stock became an option or warrant to purchase an equal number of shares of Bancorp Common Stock.

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

On June 30, 1999, the Bank through its wholly-owned subsidiary, PinPat Acquisition Corporation, acquired all of the outstanding capital stock of Pinnacle Financial Corp., a Connecticut corporation, Pinnacle Financial Corp., a New Jersey corporation, and Pinnacle Financial Corp., a New York corporation (collectively, "Pinnacle"), a residential mortgage broker. Pinnacle surrendered its mortgage licenses and the mortgage brokerage business of Pinnacle is now conducted through a division of the Bank. During 2002, Pinnacle had a significant impact on the business and results of operations of Bancorp.

The Bank  conducts  business at its main office  located at 900 Bedford  Street,
Stamford, Connecticut and at branch offices located at 100 Mason Street, Greenwich, Connecticut, 184 Sound Beach Avenue, Old Greenwich, Connecticut, and 16 River Street, Norwalk, Connecticut. The Bank also operates mortgage origination offices at 71 Lewis Street, Greenwich, Connecticut and 20 Broad Hollow Road, Melville, New York.

The Bank offers a broad range of consumer and commercial banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses and professionals. The Bank offers consumer and commercial deposit accounts that include: checking accounts, interest-bearing "NOW" accounts, insured money market accounts, time certificates of deposit, savings accounts and IRA's (Individual Retirement Accounts). Other services include money orders, traveler's checks, ATM's (automated teller machines), internet banking and debit cards.

In addition, the Bank may in the future offer Keogh accounts and other financial services. The Bank does not currently accept brokered deposits.

The Bank offers commercial real estate and construction loans to area businesses and developers. Real estate loans made to individuals include home mortgages, home improvement loans, bridge loans and home equity lines of credit. Other personal loans include lines of credit, installment loans and credit cards. Commercial loans offered to small and medium-sized businesses include secured and unsecured loans to service companies, real estate developers, manufacturers, restaurants, wholesalers, retailers and professionals doing business in the region. The Bank offers residential mortgages through its mortgage brokerage division Pinnacle Financial. Pinnacle solicits and processes conventional mortgage loan applications from consumers on behalf of permanent investors and originates loans for sale.

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

The Cities of Stamford and Norwalk and the Town of Greenwich are presently served by approximately 115 branches of commercial banks and savings banks, most of which are offices of banks which have headquarters outside of the area or are subsidiaries of bank or financial holding companies whose headquarters are outside of Stamford, Greenwich or Norwalk. In addition to banks with branches in the same areas as the Bank, there are numerous banks and financial institutions serving the communities surrounding these areas, which also draw customers from Stamford, Greenwich and Norwalk, posing significant competition to the Bank for deposits and loans. Competition can also be expected from out-of-state financial institutions, which may establish or acquire offices in the Bank's service area and from other local financial institutions which may be formed in the future. Many of such banks and financial institutions are well established and well capitalized.

In recent years, intense market demands, economic pressures and significant legislative and regulatory actions have eroded banking industry classifications which were once clearly defined and have increased competition among banks, as well as other financial institutions. This increase in competition has caused banks and other financial service institutions to diversify their services and become more cost effective as a result of competition with one another and with new types of financial service companies, including non-bank competitors. The impact on Bancorp of federal legislation authorizing increased services by financial holding companies and interstate branching of banks has resulted in increased competition. These events have resulted in increasing homogeneity in the financial services offered by banks and other financial institutions. The impact on banks and other financial institutions of these market dynamics and legislative and regulatory changes has been increased customer awareness of product and service differences among competitors and increased merger activity.

As a bank holding company, Bancorp's operations are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board"). The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the OCC's capital guidelines applicable to the Bank. The Bank Holding Company Act of 1956, as amended (the "BHC Act"), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage. In general, bank holding companies and their subsidiaries are only permitted to engage in or acquire direct control of any company engaged in banking or in a business so closely related to banking as to be a proper incident thereto. Federal legislation enacted in 1999 authorizes certain entities to register as financial holding companies. Registered financial holding companies are permitted to engage in businesses, including securities and investment banking businesses, which are prohibited to bank holding companies. While the creation of financial holding companies is evolving, to date, there has been no significant impact on Bancorp.

Under the BHC Act, Bancorp is required to file annually with the Federal Reserve Board a report of its operations. Bancorp, the Bank and any other subsidiaries are subject to examination by the Federal Reserve Board. In addition, Bancorp will be required to obtain the prior approval of the Federal Reserve Board to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company. Moreover, Bancorp, the Bank and any other subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on issuing any extension of credit to Bancorp or any of its subsidiaries or making any investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. If Bancorp wants to engage in businesses permitted to financial holding companies but not to bank holding companies, it would need to register with the Federal Reserve Board as a financial holding company.

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

Bancorp does not anticipate that compliance with applicable federal and state banking laws will have a material adverse effect on its business or the business of the Bank. Neither Bancorp nor the Bank has any material patents, trademarks, licenses, franchises, concessions and royalty agreements or labor contracts, other than the charter granted to the Bank by the OCC. The Bank has, however, registered the trademark "Patriot" and the corresponding logo with the State of Connecticut Trademark Office. Compliance by Bancorp and the Bank with federal, state and local provisions which have been enacted or adopted regulating or otherwise relating to the discharge of material into the environment is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Bancorp. As of December 31, 2002, the Bancorp had 69 full-time employees and nine part-time employees. None of the employees of the Bancorp is covered by a collective bargaining agreement.

Item 2. Description of Properties
        -------------------------

The Bank leases approximately 12,000 square feet of office space located at 900 Bedford Street, Stamford, Connecticut, which is used for its main office and as the corporate offices of Bancorp. Such space is adequate for Bancorp's and the Bank's current needs. The entire building is being leased by the Bank for a term of ten years, which commenced on September 1, 1994. Rent increases for the remainder of the term will be based on increases in the consumer price index. The Bank's lease also provides the Bank with a right of first refusal to purchase the building in the event the owner of the property receives an offer to purchase the building from a third party which it wishes to accept, on the same terms and conditions of such offer, subject to the terms of the lease. The Bank currently occupies approximately 90% of the space in the 900 Bedford Street building. The Bank has sublet the remaining space under a sublease having a maturity which coincides with the Bank's lease maturity. The business of the subtenant of the Bank is a law practice. See also, "Item 12. Certain Relationships and Related Transactions."

The Bank has entered into an agreement for additional parking with a remaining term of two years at an annual rent of $18,000. See also, "Item 12. Certain Relationships and Related Transactions."

The Bank leases approximately 5,000 square feet of office space on the first floor located at 100 Mason Street, Greenwich, Connecticut. The lease has been extended for a five-year term commencing July 1, 2002 at an initial annual rent of $246,000, which rent will increase by approximately 3% each consecutive year. The lease provides for two additional five-year renewals at the Bank's option.

The Bank leases approximately 1,300 square feet of office space at 184 Sound Beach Avenue, Old Greenwich, Connecticut. The lease commenced on December 31, 1998 at an initial annual rent of $34,800, which rent has increased by approximately 10% in the third year and will increase by approximately 25% in the fourth year and will remain constant during the fifth year.

The Bank leases approximately 1,700 square feet of office space at 16 River Street, Norwalk, Connecticut. The lease commenced on January 1, 2001 with a five-year term at an initial annual rent of $27,648 with annual increases of approximately 2.4% through the fifth year of the lease.

The Bank leases approximately 1,200 square feet of office space at 20 Broad Hollow Road, Melville, New York. The lease commenced on April 1, 2002 at an initial annual rent of $23,400 with a three-year term, which rent will increase by approximately 5% each consecutive year. The lease provides for a three-year renewal after the initial term at the Bank's option.

The Bank leases approximately 1,250 square feet of office space at 365 Westport Avenue, Norwalk Connecticut for the purpose of establishing a second branch location in Norwalk; it is anticipated that this branch will open in the beginning of the second quarter of 2003. The lease commenced on January 1, 2003 with a five-year term at an annual rent of $36,240, which rent will increase based on increases in the Consumer Price Index. The lease provides for three five-year renewals after the initial term at the Bank's option.

The Bank leases approximately 3,032 square feet of office space at 845 High Ridge Road, Stamford Connecticut for the purpose of establishing a second Stamford office; it is anticipated that this branch will open at the end of the second quarter of 2003. The lease commences on April 1, 2003 at an annual rent of $100,056 for an initial term of ten years, which rent will increase by approximately 3% during the third year; during years four through ten, increases will be based on increases in the Consumer Price Index. The lease provides for a ten-year renewal after the initial term at the option of the Bank.

The Bank is in the process of finalizing negotiations for the lease of office space in Wilton, Connecticut for the purpose of establishing a branch office; it is anticipated that a Wilton location will open for business in the beginning of the third quarter of 2003.

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

During the fourth quarter of 2002, no matter was submitted to a vote of shareholders.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters
         --------------------------------------------------------

Market Information
------------------

The Bancorp Common Stock is traded on the NASDAQ Small Cap Market under the Symbol "PNBK." On December 31, 2002, the last sale price for the Bancorp Common Stock on NASDAQ Small Cap Market was $9.40.

The following table sets forth the high and low sales price and dividends per share of the Bancorp Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Small Cap Market.


                                  2002                                     2001
                      ---------------------------            ----------------------------
                         Sales Price      Cash                  Sales Price       Cash
                      ----------------- Dividends            ------------------ Dividends
     Quarter Ended       High    Low    Declared                High      Low   Declared
     -------------    ---------------------------            ----------------------------

     March 31         $  8.50  $ 8.10  $  .020                  $ 10.00   $ 7.50   $  --
     June 30             8.50    8.00     .025                     9.65     7.70    .020
     September 30        8.80    8.05     .025                     9.25     7.67    .020
     December 31        10.66    8.30     .025                     8.64     7.70    .020

Holders
-------

There were approximately 906 shareholders of record of Bancorp Common Stock as of December 31, 2002.

Dividends
---------

2001 marked the first year in which Bancorp paid a dividend on the Bancorp Common Stock; during the second quarter of 2002 the quarterly dividend was increased by 25%. Bancorp's ability to pay future dividends on its Common Stock depends on the Bank's ability to pay dividends to Bancorp. In accordance with OCC rules and regulations, the Bank may continue to pay dividends only if the total amount of all dividends that will be paid, including the proposed dividend, by the Bank in any calendar year does not exceed the total of the Bank's retained net income of that year to date, combined with the retained net income of the preceding two years, unless the proposed dividend is approved by the OCC. In addition, the OCC and/or the FDIC may impose further restrictions on dividends. Future dividends depend on many factors, including management's estimates of future earnings and Bancorp's need for capital.

Recent Sales of Unregistered Securities
---------------------------------------

During the fourth quarter of 2002 Bancorp did not have any sales of unregistered securities.

Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------

The following table presents information as of December 31, 2002 for equity compensation plans maintained by Bancorp.


                      Equity Compensation Plan Information

                                                                                                 Number of securities
                                                                                                remaining available for
                                                                                             future issuance under equity
                                  Number of securities to be                                      compensation plans
                                   issued upon exercise of      Weighted-average exercise        (excluding securities
                                     outstanding options,          price of outstanding        reflected in column (a))
                                     warrants and rights       options, warrants and rights               (c)
                                             (a)                            (b)

     Equity compensation plans
     approved by security holders ........  110,000                     $   10.13                          --

     Equity compensation plans not
     approved by security holders ........      --                            --                           --

                 Total ...................  110,000                     $   10.13                          --

Item 6.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------



Patriot National Bancorp, Inc
Financial Highlights

                           ----------------------------------------------------------------------------
                                       2002           2001           2000           1999           1998
                           ----------------------------------------------------------------------------

Operating Data

Interest and dividend income   $ 12,604,718   $ 13,722,943   $ 14,694,135   $  9,732,719   $  6,765,283
Interest expense ...........      4,764,693      6,866,960      8,017,615      4,739,921      3,074,518
Net interest income ........      7,840,025      6,855,983      6,676,520      4,992,798      3,690,765
Provision for loan losses ..        468,000        250,000        325,900        553,000        104,000
Noninterest income .........      4,113,820      3,509,955      2,685,296      1,221,329        373,808
Noninterest expense ........      9,812,838      8,675,551      7,693,345      5,245,986      3,420,185
Net income .................      1,052,007        876,387        767,171        348,641        626,488

Basic income per share .....           0.44           0.37           0.34           0.17           0.48
Diluted income per share ...           0.43           0.36           0.33           0.16           0.47
Dividends per share ........          0.095          0.060           --             --             --

Balance Sheet Data

Cash and due from banks ....      5,385,757      7,544,242      3,656,071      2,685,031      1,867,353
Federal funds sold .........      3,000,000     12,700,000     29,500,000     18,900,000     27,700,000
Short term investments .....      3,348,968      6,788,569           --       10,976,264           --
Investment securities ......     61,720,716     35,816,880     34,073,832     33,003,494     13,562,730
Loans, net .................    170,794,939    135,680,036    126,411,265    107,769,911     57,052,618
Goodwill ...................        930,091        930,091      1,054,027      1,177,948           --
Total assets ...............    248,496,753    202,569,457    197,628,127    177,194,697    102,327,631
Total deposits .............    217,911,260    183,263,939    179,666,098    162,746,354     89,309,139
Total borrowings ...........     10,292,675        839,280        945,270        888,687        644,605
Total shareholders' equity .     18,544,955     17,406,016     16,427,436     13,236,088     12,097,283

         (a)      Plan of Operation

Not applicable since Bancorp has had revenues from operations in each of the last two fiscal years.

         (b)      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Summary

Several milestones were achieved during 2002 as Bancorp, for the third consecutive year, reported record earnings, which were $1,052,000 ($0.44 basic income per share and $0.43 diluted income per share) for 2002 compared to $876,000 ($0.37 basic income per share and $0.36 diluted income per share) for 2001. Total assets also ended the year at a record high of $248.5 million, an increase of $46.0 million from December 31, 2001.

The net interest margin for the year ended December 31, 2002 increased $984,000 or 14.4% to $7.8 million as compared to $6.9 million for the year ended December 31, 2001.

Total assets increased by 22.7% during the year as total loans increased from $135.7 million at December 31, 2001 to $170.8 million at December 31, 2002. The available for sale securities portfolio increased $25.9 million or 74.6% to $60.6 million from $34.7 million at December 31, 2001; $8.3 million of the increase resulted from a leveraging strategy in which purchases of mortgage backed securities were funded by securities sold under repurchase agreements and Federal Home Loan Bank advances. Construction and real estate loans increased by $38.0 million; while commercial and home equity loans decreased $1.6 million and $1.0 million, respectively. Loan growth was funded through growth in total deposits. Deposits increased $34.6 million to $217.9 million at December 31, 2002; interest bearing deposits increased $26.1 million, or 15.7%, and non-interest bearing deposits increased $8.6 million or 50.4%. Borrowings increased $9.5 million due to the leveraging strategy previously mentioned. Shareholders' equity increased $1.1 million due to the increase in retained earnings from net income net of dividend payments, and the increase in other comprehensive income from unrealized gains on the available for sale securities portfolio.

FINANCIAL CONDITION

Assets

Bancorp's total assets increased $45.9 million from $202.6 million at December 31, 2001 to $248.5 million at December 31, 2002. The growth in total assets was funded primarily by deposit and borrowings growth of $34.6 million and $9.5 million, respectively, as well as net income after dividend payments.

Investments

The following table is a summary of Bancorp's investment portfolio at December 31 for the years shown.

                                             2002          2001          2000
                                      ---------------------------------------
U. S. Government Obligations ......   $      --     $      --     $   998,501
U. S. Government Agency Obligations     9,129,414          --            --
Mortgage backed securities ........    38,461,159    10,243,418    14,191,090
Corporate bonds ...................       383,797    11,880,156    11,798,222
Marketable equity securities ......    12,643,996    12,594,356     6,017,219
Federal Reserve Bank stock ........       481,050       481,050       475,200
Federal Home Loan Bank stock ......       621,300       617,900       593,600
                                      ---------------------------------------
Total Investments .................   $61,720,716   $35,816,880   $34,073,832
                                      =======================================

The available for sale portfolio increased $25.9 million to $60.6 million due to purchases of U. S. Government Agency Obligations and agency mortgage backed securities partially offset by the sale of $11.4 million of corporate bonds. A portion of the increase in the mortgage backed securities portfolio was funded through an increase in borrowings as a leveraging strategy. The Bank is a member of the Federal Home Loan Bank of Boston to provide additional sources of liquidity.

The following table presents the maturity distribution of available for sale investment securities at December 31, 2002 and the weighted average yield of such securities. The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security.


                                             Over one    Over five                                           Weighted
                                One year      through      through     Over ten                               Average
                                 or less   five years    ten years        years  No maturity          Total     Yield

U. S. Government agency
      obligations ..........  $      --     $ 8,019,920   $   1,004,606   $--   $        --     $ 9,024,526      4.46%
Mortgage backed securities .         --            --              --      --      37,756,793    37,756,793      5.29%
Corporate bonds ............      283,853          --              --      --            --         283,853      6.26%
Marketable equity securities         --            --              --      --      12,632,068    12,632,068      2.52%
                            ------------------------------------------------------------------------------------------
                      Total   $   283,853   $ 8,019,920   $   1,004,606   $--   $  50,388,861   $59,697,240      4.59%
                            ------------------------------------------------------------------------------------------
     Weighted average yield          6.26%         4.39%           5.00%   --%           4.60%                   4.59%
                            ==========================================================================================

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders' equity at December 31, 2002.

                                                          Amortized         Fair
                                                               Cost        Value
     ---------------------------------------------------------------------------
     Available for sale securities:
     -----------------------------
     Franklin U. S. Government Fund ..................  $ 2,032,068  $ 2,043,996
     U.S. Government agency obligations ..............    9,024,526    9,129,414
     U.S. Government agency mortgage backed securities   37,756,793   38,461,159

     Short term investments:
     -----------------------
     Merrill Lynch Premier Institutional Fund ........    3,348,968    3,348,968

Loans

The following table is a summary of Bancorp's loan portfolio at December 31 for the years shown.

                                      2002              2001              2000
                             -------------------------------------------------
Real Estate
   Commercial ...........    $  65,967,205     $  60,481,789     $  57,297,310
   Residential ..........       27,012,024         7,501,504         5,041,776
   Construction .........       39,208,651        26,215,265        22,969,904
Commercial ..............       13,021,909        14,649,112        12,841,040
Consumer installment ....        1,757,321         1,231,672         1,652,587
Consumer home equity ....       26,812,092        27,770,723        28,468,453
                             -------------------------------------------------
Total Loans .............      173,779,202       137,850,065       128,271,070
Net deferred fees .......         (611,809)         (275,575)         (214,988)
Allowance for loan losses       (2,372,454)       (1,894,454)       (1,644,817)
                             -------------------------------------------------
Loans, net ..............    $ 170,794,939     $ 135,680,036     $ 126,411,265
                             =================================================

Bancorp's net loan portfolio increased $35.1 million from $135.7 million at December 31, 2001 to $170.8 million at December 31, 2002. Loan growth was funded through an increase in deposit accounts. At December 31, 2002, the net loan to deposit ratio was 78.4% and the net loan to asset ratio was 68.7%. At December 31, 2001, the net loan to deposit ratio was 74.0%, and the net loan to asset ratio was 67.0%.

During an historic environment of lower interest rates, loan activity remained moderate to strong and the volume of new loans exceeded principal reductions and payoffs.

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

The following table presents the maturities of loans in Bancorp's portfolio at December 31, 2002, by type of loan:

                                              Due after
                                   Due in      one year
                                 one year       through    Due after
     (thousands of dollars)       or less    five years   five years       Total
     ---------------------------------------------------------------------------
     Commercial real estate      $ 13,944     $ 47,115     $  4,909     $ 65,968
     Residential real estate        2,782        1,537       22,693       27,012
     Construction loans ....       20,376       18,833         --         39,209
     Commercial loans ......        4,026        6,679        2,317       13,022
     Consumer installment ..        1,547          210         --          1,757
     Consumer home equity ..           64          272       26,475       26,811
     ---------------------------------------------------------------------------
         Total .............     $ 42,739     $ 74,646     $ 56,394     $173,779
     ===========================================================================

     Fixed rate loans ......     $  9,083     $ 38,894     $  2,170     $ 50,147
     Variable rate loans ...       33,656       35,752       54,224      123,632
     ---------------------------------------------------------------------------
         Total .............     $ 42,739     $ 74,646     $ 56,394     $173,779
     ===========================================================================

The following table presents loan concentrations at December 31, 2002:

                                                                        Dollars
   Category                                 Percentage              Outstanding
   -----------------------------------------------------------------------------
                                                          (thousands of dollars)

   Construction ........................       22.6%                  $39,209
   Commercial Retail ...............            5.7%                    9,878
   Restaurant ..........................        2.4%                    4,282
   Commercial Residential ..............        2.4%                    4,241
   Limousine Service ...................        1.6%                    2,761

Critical Accounting Policies
----------------------------

In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses Bancorp's only critical accounting policy, which is the policy that is most important to the portrayal of Bancorp's financial results and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses
-------------------------

The allowance for loan losses, a material estimate susceptible to significant change in the near-term, is established as losses are estimated to have occurred through a provision for loan losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management's judgment in determining the adequacy of the allowance is inherently subjective and is based on the evaluation of individual loans, the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of specific loans and other relevant factors. The allowance for loan losses is maintained at a level that management believes is adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loan loss experience. A risk rating system is utilized to measure the adequacy of the allowance for loan losses. Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with one being the least risk and nine reflecting the most risk or a complete loss. Risk ratings are assigned by the originating loan officer or loan committee at the initiation of the transactions and are reviewed and changed, when necessary during the life of the loan. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers. Loan quality control is continually monitored by management and reviewed by the board of directors and loan committee on a monthly basis, subject to oversight by the board of directors through its members who serve on the loan committee. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management's evaluation of the current loan portfolio.

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

Based upon this evaluation, management believes the allowance for loan losses of $2.4 million, at December 31, 2002, which represents 1.37% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2001, the allowance for loan losses was $1.9 million or 1.38% of gross loans outstanding.

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

Management considers all non-accrual loans and restructured loans to be impaired. In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered minor collection delays and the related loans are not considered to be impaired. Bancorp considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

Analysis of Allowance for Loan Losses
-------------------------------------


                                                 2002        2001         2000         1999         1998
                                              ------------------------------------------------------------
                                                                 (thousands of dollars)
     Balance at beginning of period ......    $ 1,894     $ 1,645      $ 1,360      $   785      $   745
                                              ------------------------------------------------------------
     Charge-offs .........................       --            (2)         (44)         (19)         (64)
     Recoveries ..........................         10           1            3           41         --
                                              ------------------------------------------------------------
     Net recoveries (charge-offs) ........         10          (1)         (41)          22          (64)
                                              ------------------------------------------------------------
     Additions charged to operations .....        468         250          326          553          104
                                              ------------------------------------------------------------
     Balance at end of period ............    $ 2,372     $ 1,894      $ 1,645      $ 1,360      $   785
                                              ============================================================
     Ratio of net recoveries (charge-offs)
     during the period to average loans
     outstanding during the period .......       0.01%      (0.00%)      (0.03%)       0.03%       (0.12%)
                                              ============================================================

Allocation of the Allowance for Loan Losses
-------------------------------------------


                                                                                Percent of loans in each
Balance at end of each          Amounts (thousands of dollars)                  category to total loans
Period applicable to      2002     2001     2000     1999    1998      2002     2001      2000       1999      1998
                        -----------------------------------------    -----------------------------------------------
Real Estate:
  Commercial .......    $  893  $  833    $  700  $  622  $  448      37.97%    43.88%    44.67%    49.65%    57.10%
  Construction .....       726     348       270     154      78      22.56%    19.02%    17.91%    12.69%     9.88%
  Residential ......       276     153        34      76      18      15.54%     5.44%     3.93%     6.22%     2.38%
Commercial .........       129     142       185      79     113       7.49%    10.63%    10.01%    10.14%    14.33%
Consumer installment        11      14        12      12      16       1.01%     0.89%     1.29%     1.45%     2.03%
Consumer home equity       283     296       312     267     112      15.43%    20.14%    22.19%    19.85%    14.28%
Unallocated ........        54     108       132     150      --        N/A       N/A       N/A       N/A       N/A
                        ----------------------------------------     -----------------------------------------------
Total ..............    $2,372  $1,894    $1,645  $1,360  $  785     100.00%   100.00%   100.00%   100.00%   100.00%
                        ========================================     ===============================================

Non-Accrual, Past Due and Restructured Loans
--------------------------------------------

The following table is a summary of non-accrual and past due loans at the end of each of the last five years.


                                            2002      2001      2000      1999      1998
     -----------------------------------------------------------------------------------
                                                      (thousands of dollars)
     Loans delinquent over 90
      days still accruing .............   $1,172    $1,300    $  507    $  475    $  732
     Non-accruing loans ...............      201     1,654     1,759        91        64
                                          ----------------------------------------------
                                          $1,373    $2,954    $2,266    $  566    $  796
                                          ==============================================
     % of Total Loans .................     0.79%     2.14%     1.77%     0.52%     1.37%
     % of Total Assets ................     0.56%     1.46%     1.15%     0.32%     0.78%
     Additional income on non-accrual
      loans if recognized on an accrual
      basis ...........................   $   67    $  159    $  115    $    9    $    5

There were no loans in either 2002 or 2001 considered as "troubled debt restructurings."

Potential Problem Loans
-----------------------

The $201,000 of non-accruing loans at December 31, 2002 are comprised of loans that are well collateralized and in process of collection.

At December 31, 2002, Bancorp had no loans other than those described above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

The following table is a summary of Bancorp's deposits at December 31 for each of the years shown.


                                                   2002            2001            2000
                                           --------------------------------------------

Non-interest bearing ..................    $ 25,519,809    $ 16,961,636    $ 16,899,057
                                           --------------------------------------------
Interest bearing
  Time certificates, less than $100,000      57,202,908      53,081,137      71,240,470
  Time certificates, $100,000 or more .      28,681,345      25,376,629      31,873,302
  Money market ........................      56,973,507      10,255,056         849,067
  Savings .............................      26,847,780      31,258,415      31,164,493
  NOW .................................      22,685,911      46,331,066      27,639,709
                                           --------------------------------------------
  Total interest bearing ..............     192,391,451     166,302,303     162,767,041
                                           --------------------------------------------
Total deposits ........................    $217,911,260    $183,263,939    $179,666,098
                                           ============================================

Total deposits increased $34.6 million to $217.9 million at December 31, 2002. Non-interest bearing deposits increased $8.6 million to $25.5 million at December 31, 2002. Interest bearing deposits increased $26.1 million. Increases in money market fund products of $46.7 million, certificates of deposit and NOW accounts of $7.4 million and $1.6 million, respectively, were partially offset by decreases in Super NOW accounts, formerly priced at a premium interest rate, and Savings accounts of $23.7 million and $4.4 million, respectively, and attorney escrow accounts of $1.5 million. The outflow of funds from NOW and Savings accounts is due in part to a shift of funds into the premium money market fund products and longer term certificates of deposit. The Bank continues to offer attractive interest rates in the very competitive Fairfield County marketplace in order to attract additional deposits to fund loan growth.

As of December 31, 2002, the Bank's maturities of time deposits were:

                                      $100,000 or    Less than
                                          greater     $100,000       Totals
     ----------------------------------------------------------------------
     (thousands of dollars)
     Three months or less ..........      $ 7,278      $12,365      $19,643
     Three to six months ...........        2,976       10,821       13,797
     Six months to one year ........        2,781       10,877       13,658
     Over one year .................       15,646       23,140       38,786
                                          ---------------------------------
     Total .........................      $28,681      $57,203      $85,884
                                          =================================

Borrowings

Borrowings increased $9.4 million net of principal repayments on capital leases and collateralized borrowings. $9.7 million in additional borrowing transactions were recorded as part of a leveraging strategy. Borrowings include short term borrowings under securities sold under repurchase agreements and Federal Home Loan Bank advances.

The following table sets forth the borrowing amounts along with the respective interest rates and maturities:

         Securities sold under repurchase agreements:
                                                            Average
             Amount       Maturity        Rate        amount outstanding
          --------------------------------------------------------------

          $2,900,000     05/21/2003      1.490%          $1,771,781
           2,800,000     05/23/2003      2.690%           1,710,685
          ---------------------------------------------------------
          $5,700,000                     2.080%          $3,482,466
          =========================================================

The amounts of short term borrowings outstanding at December 31, 2002 are representative of the amounts of short term borrowings outstanding at any month end during 2002.

         Federal Home Loan Bank advances:
                                                            Average
             Amount       Maturity        Rate        amount outstanding
          --------------------------------------------------------------

          $2,000,000     05/13/2005      4.480%          $1,284,788
           2,000,000     05/14/2007      5.110%           1,284,788
          ---------------------------------------------------------
          $4,000,000                     4.795%          $2,569,576
          =========================================================

Other

The decrease in accrued interest receivable is due to lower effective interest rates at December 31, 2002 as compared to those in effect at December 31, 2001.

The increase in accrued expenses and other liabilities is due primarily to increases in accruals for incentive compensation arrangements and higher accrual balances at year end for income taxes and dividends payable.

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

          Distribution of Assets, Liabilities and Shareholders' Equity Interest Rates and Interest Differential and Rate Volume Variance Analysis
                           (thousands of dollars) (1)

                                              2002                            2001
                                -------------------------------    --------------------------
                                                                                                   Fluctuations in Interest
                                            Interest                        Interest                  Income/Expense (3)
                                Average     Income/     Average    Average  Income/   Average         Due to change in:
                                Balance     Expense       Rate     Balance  Expense     Rate      Volume      Rate    Total
                                -------------------------------    --------------------------     -------------------------

Interest earning assets:
Loans (2) ...................  $ 145,162   $  10,135      6.98%  $ 132,687  $ 11,136   8.39%    $   983   $ (1,984) $ (1,001)
Short term investments ......      7,443         138      1.85%      3,306        86   2.60%         83        (31)       52
Investments (4) .............     51,572       2,177      4.22%     36,025     2,024   5.62%        735       (582)      153
Federal funds sold ..........      9,404         155      1.65%     10,662       477   4.47%        (51)      (271)     (322)
                               -------------------------------   -----------------------------  -----------------------------
Total interest earning assets    213,581      12,605      5.90%    182,680    13,723   7.51%      1,750     (2,868)   (1,118)
                               -------------------------------   -----------------------------  -----------------------------

Cash and due from banks .....      5,961                             4,772
Premises and equipment, net .        924                               954
Allowance for loan losses ...     (2,061)                           (1,745)
Other .......................      4,088                             3,178
                               ---------                         ---------
Total Assets ................  $ 222,493                         $ 189,839
                               =========                         =========

Interest bearing liabilities:
Time certificates ...........  $  79,691   $   2,827      3.55%     81,042  $  4,177   5.15%    $   (69)  $ (1,281) $ (1,350)
Savings accounts ............     30,191         563      1.86%     33,170       929   2.80%        (77)      (289)     (366)
Money market accounts .......     37,394         786      2.10%      3,539       101   2.85%        719        (34)      685
NOW accounts ................     17,140         118      0.69%     13,330       168   1.26%         39        (89)      (50)
Super NOW accounts ..........     12,588         204      1.62%     23,950     1,398   5.84%       (473)      (721)   (1,194)
Securities sold under
   agreements to repurchase
   and other borrowings .....      3,482          79      2.27%          3        --     --          79         --        79
FHLB advances ...............      2,570         125      4.86%         --        --     --         125         --       125
Collateralized borrowings ...        412          21      5.10%        474        36   7.59%         (4)       (11)      (15)
Capital lease obligation ....        300          42     14.00%        415        58  13.98%        (16)        --       (16)
                               -------------------------------   -----------------------------  -----------------------------
Total interest
      bearing liabilities ...    183,768       4,765      2.59%    155,923     6,867   4.40%        323     (2,425)   (2,102)
                               -------------------------------   -----------------------------  -----------------------------

Demand deposits .............     19,522                            15,800
Accrued expenses and
     other liabilities ......      1,114                               931
Shareholders' equity ........     18,089                            17,185
                               ---------                         ---------
Total liabilities and equity   $ 222,493                         $ 189,839
                               =========                         =========

Net interest income .........              $   7,840                        $  6,856            $ 1,427   $   (443) $    984
                                           =========                        ========            ============================
Interest margin .............                             3.67%                        3.75%
                                                       ========                      =======
Interest Spread .............                             3.31%                        3.11%
                                                       ========                      =======

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

RESULTS OF OPERATIONS

For the year ended December 31, 2002, Bancorp earned $1,052,000 ($0.44 basic income per share and $0.43 diluted income per share) an increase of 20.0% as compared to 2001 when Bancorp earned $876,000 ($0.37 basic income per share and $0.36 diluted income per share). Despite an increase in average earning assets, interest income decreased $1.1 million to $12.6 million in 2002 as compared to 2001 when interest income was $13.7 million. This decrease is due mainly to decreases in interest rates on variable rate loans and investments due to Federal Reserve Bank rate reductions throughout 2001 and in effect for all of 2002, as well as one rate reduction at the end of 2002; offset partially by an increase in loan volume and the size of the available for sales securities portfolio.

Noninterest income increased $604,000 or 17.2% to $4.1 million for 2002. A favorable interest rate environment for borrowers and an increase in the volume of loan refinancings resulted in an increase in mortgage brokerage and referral fees and loan processing fees of $297,000 as compared to the previous year. The sale of a non-accrual loan resulted in a gain of $249,000 for the year ended December 31, 2002 as compared to gains and origination fees from loans sold of $71,000 for the year ended December 31, 2001.

Interest expense decreased $2.1 million or 30.6% to $4.8 million in 2002 compared to $6.9 million in 2001. The decrease in interest expense is due to the general low interest rate environment partially offset by the increase in total deposits.

Noninterest expenses for 2002 totaled $9.8 million which represents an increase of $1.1 million or 13.1% over the prior year. The higher operating costs were primarily the result of increased bonus and sales and incentive compensation programs, as well as higher commissions paid to loan originators and the full year impact in 2002 of the Norwalk branch office which opened in August 2001.

The following are measurements of Bancorp's earnings in relation to assets, equity and earnings per share.

                                                    2002       2001      2000
                                              ----------------------------------

     Return on average assets .............          .47%       .46%      .42%
     Return on average equity .............         5.82%      5.10%     5.20%
     Dividend payout ratio ................        21.59%     16.21%      --
     Average equity to average assets .....         8.13%      9.05%     8.12%
     Basic income per share ...............    $    0.44  $    0.37  $   0.34
     Diluted income per share .............    $    0.43  $    0.36  $   0.33

Interest income and expense

Bancorp's net interest margin increased $984,000 or 14.4%, to $7.8 million in 2002 from $6.9 million in 2001. Despite an increase in average earning assets of $30.9 million, or 16.9%, lower short term interest rates reduced Bancorp's interest income 8.2% from $13.7 million in

2001 to $12.6 million in 2002. Average loans outstanding increased $12.5 million led by growth in construction and real estate loans which reflects the strength of the local real estate market. An increase in average investments resulted in an increase in interest income on available for sale securities of $205,000 despite a reduction in the investment yield. Low short-term interest rates resulted in a decrease of 2.82% in the rate earned on Federal Funds Sold; this combined with a reduction of $1.3 million in average balances resulted in a decrease in interest on Federal Funds Sold of $322,000. Total average interest bearing liabilities increased by $27.8 million; average certificates of deposit decreased by $1.4 million; average Super NOW accounts decreased $11.4 million; average NOW accounts increased $3.8 million and average money market deposits increased $33.9 million. Interest expense decreased from $6.9 million in 2001 to $4.8 million in 2002. Interest expense on certificates of deposit decreased $1.4 million as a result of lower average outstanding balances and a decrease in the cost of funds for that portfolio from 5.15% in 2001 to 3.55% in 2002. Interest on Super NOW accounts decreased $1.2 million due to a decrease in the average outstanding balances of $11.4 million and a decrease in the interest rate paid on the product.

Noninterest income

Noninterest income increased $604,000 from $3.5 million in 2001 to $4.1 million in 2002. The increase is due primarily to the favorable interest rate environment for borrowers and an increase in the volume of residential mortgage loan refinancings which resulted in an increase of $297,000 in mortgage brokerage and loan processing fees. Included in the results for 2002 is a gain of $249,000 resulting from the sale of a non-accrual loan. Included in noninterest income for 2001 is a charge to earnings of $118,000 representing a write down made for the permanent impairment of a debt security due to the deterioration in the financial condition of the issuer; management has closely monitored the status and performance of the issuer. Subsequent to December 31, 2002 the issuer announced a tender offer at a price of 100.00% of par for the above notes under a comprehensive refinancing plan; during the first quarter of 2003 Bancorp received the proceeds from the tender offer.

Noninterest expenses

Noninterest expenses increased $1.1 million in 2002 from $8.7 million in 2001 to $9.8 million in 2002. Salaries and benefits increased $1.1 million due primarily to increases in performance related bonus and sales incentive compensation, as well as higher commissions and incentive compensation as a direct result of higher residential loan originations. Higher staffing levels and incentive compensation also impacted salaries, payroll taxes and health care costs. Occupancy and equipment expenses increased $69,000 from $935,000 in 2001 to $1,004,000 in 2002; this increase is due primarily to increases in maintenance and repairs as well as the costs associated with establishing the branch office in Norwalk, Connecticut which opened in August 2001 and was operational for a full year in 2002.

The provision for income taxes of $621,000 in 2002 and $564,000 for 2001 represents the tax expense recognized for both federal and state income tax. The effective tax rates for 2002 and 2001 are 37.1% and 39.2%, respectively. Fluctuations in effective tax rates are due to the cessation of the amortization of nondeductible goodwill for book purposes, as well as the increase in dividend income from money market preferred instruments which are partially tax exempt.

Management believes that additional branch offices including the announced branches in Norwalk, Stamford and Wilton, Connecticut, if opened, will contribute to the future growth and earnings of Bancorp. While the opening of these new branches will result in increased operating expenses, the openings will be strategically planned to maintain profitable operations.

Management regularly reviews loan and deposit rates and attempts to price Bancorp's products competitively. With the assistance of its investment advisors, Bancorp tracks its mix of asset/liability maturities and strives to maintain a reasonable match. Performance ratios are reviewed monthly by management and the Board and are used to set strategies.

LIQUIDITY

Bancorp's liquidity position was 29.1% and 30.5% at December 31, 2002 and 2001, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, available-for-sale securities and held-to-maturity securities maturing in one year or less. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates the Bank's regulatory capital ratios:

                                                          December 31,
                                                   2002       2001       2000
                                                  ----------------------------
     Leverage Capital ....................         6.98%      8.11%      7.73%
     Tier 1 Risk-Based Capital ...........         9.11%      9.57%     10.01%
     Total Risk-Based Capital ............        10.36%     10.69%     11.10%

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

At the end of the first quarter of 2003, Bancorp created a statutory trust of which Bancorp will own 100% of the capital stock. The trust issued $8.0 million in preferred securities to investors, the proceeds of which were used to purchase junior subordinated debt from Bancorp. Bancorp primarily invested the funds from the issuance of the debt in the Bank, which in turn will use the proceeds to fund general operations of the Bank. The securities will qualify for up to 25% of Bancorp's total Tier 1 Capital with the remainder qualifying as Tier 2 Capital.

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

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995

Certain statements contained in Bancorp's public reports, including this report, and in particular in this "Management's Discussion and Analysis or Plan of Operation," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the Bank and the conduct of its business,
(5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effect of Bancorp's opening of branches, and (8) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in the Bancorp's filings with the SEC.

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

Item 7.  Financial Statements
         --------------------

The consolidated balance sheets of Bancorp as of December 31, 2002 and December 31, 2001 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2002 and December 31, 2001, together with the report thereon of McGladrey & Pullen, LLP dated February 25, 2003, are included as part of this Form 10-KSB in the "Financial Report" following page 35 hereof.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------------------

The information required by Items 401 and 405 of Regulation S-B is incorporated into this Form 10-KSB by reference to Bancorp's definitive proxy statement (the "Definitive Proxy Statement") for its 2003 Annual Meeting of Shareholders.

Item 10.  Executive Compensation
          ----------------------

The information required by Item 402 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The information required by Item 201(d) and Item 403 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information required by Item 404 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

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

10(a)(1) 2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

Exhibit No.                          Description


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

10(a)(4) Second Amendment to Employment Agreement among Patriot National Bank, Bancorp and Charles F. Howell, dated May 9, 2002.

10(a)(5) Employment Agreement dated as of September 19, 2001 among Patriot National Bank, Bancorp and Robert F. O'Connell (incorporated by reference to Exhibit 10 to Bancorp's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2002 (Commission File No. 000-29599)).

10(a)(6)    Change of Control Agreement,  dated as of May 1, 2001 between Robert
            F. O'Connell and Patriot National Bank (incorporated by reference to
            Exhibit 10(a)(4) to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

10(a)(7) Employment Agreement dated as of January 1, 2003 between Patriot National Bank and Todd Brown.

10(a)(8) Employment Agreement dated as of January 1, 2003 between Patriot National Bank and Marcus Zavattaro.

10(c)       1999 Stock  Option Plan of the Bank  (incorporated  by  reference to
            Exhibit 10(c) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

21 Subsidiaries of Bancorp (Incorporated by reference to Exhibit 21 to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

23          Consent of McGladrey & Pullen, LLP.

99 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

Bancorp filed no reports on Form 8-K during the fourth quarter of 2002.

14.  Controls and Procedures
     -----------------------

Based on an evaluation of Bancorp's disclosure controls and procedures performed by Bancorp's Chief Executive Officer and its Chief Financial Officer within 90 days of the filing of this report, Bancorp's Chief Executive Officer and Chief Financial Officer concluded that Bancorp's disclosure controls and procedures have been effective.

As used herein, "disclosure controls and procedures" mean controls and other procedures of Bancorp that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Bancorp's management, including it principal executive officer or officers and its principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

                                 Patriot National Bancorp, Inc.
                                 (Registrant)


                                 By: /s/ Angelo De Caro
                                     -----------------------------------------
                                     Name: Angelo De Caro
                                     Title: Chairman & Chief Executive Officer

Date:  March 26, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


  /s/  Angelo De Caro                                           March 28, 2003
-----------------------------------------                       --------------
Angelo De Caro, Chairman, Chief Executive                       Date
Officer and Director


  /s/  Robert F. O'Connell                                      March 28, 2003
-----------------------------------------                       --------------
Robert F. O'Connell                                             Date
Senior Executive Vice President,
Chief Financial Officer and Director


  /s/  Michael A. Capodanno                                     March 28, 2003
-----------------------------------------                       --------------
Michael A. Capodanno                                            Date
Vice President & Controller


  /s/  Fred A. DeCaro, Jr.                                      March 28, 2003
-----------------------------------------                       --------------
Fred A. DeCaro, Jr.                                             Date
Director


  /s/  John J. Ferguson                                         March 28, 2003
-----------------------------------------                       --------------
John J. Ferguson                                                Date
Director

Form 10 KSB - Signatures continued


  /s/  John A. Geoghegan                                        March 27, 2003
-----------------------------------------                       --------------
John A. Geoghegan                                               Date
Director


  /s/  L. Morris Glucksman                                      March 28, 2003
-----------------------------------------                       --------------
L. Morris Glucksman                                             Date
Director


  /s/  Charles F. Howell                                        March 28, 2003
-----------------------------------------                       --------------
Charles F. Howell                                               Date
Director


  /s/  Michael Intrieri                                         March 28, 2003
-----------------------------------------                       --------------
Michael Intrieri                                                Date
Director


  /s/  Richard Naclerio                                         March 28, 2003
-----------------------------------------                       --------------
Richard Naclerio                                                Date
Director


  /s/  Paul Settelmeyer                                         March 28, 2003
-----------------------------------------                       --------------
Paul Settelmeyer                                                Date
Director


  /s/  Philip Wolford                                           March 28, 2003
-----------------------------------------                       --------------
Philip Wolford                                                  Date
Director

                                  CERTIFICATION
                           BY CHIEF EXECUTIVE OFFICER
                             PURSUANT TO RULE 13A-14

I, Angelo De Caro, certify that:

1. I have reviewed this annual report on Form 10-KSB of Patriot National Bancorp, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officer and I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Angelo De Caro
                                        ------------------------------------
                                        Angelo De Caro,
                                        Chairman and Chief Executive Officer
                                        (Principal executive officer)


March 28, 2003

                                  CERTIFICATION
                           BY CHIEF FINANCIAL OFFICER
                             PURSUANT TO RULE 13A-14

I, Robert F. O'Connell, certify that:

1. I have reviewed this annual report on Form 10-KSB of Patriot National Bancorp, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officer and I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Robert F. O'Connell
                                        -------------------------------
                                        Robert F. O'Connell,
                                        Senior Executive Vice President
                                        (Principal financial officer)


March 28, 2003

PATRIOT NATIONAL BANCORP, INC.

FINANCIAL REPORT
December 31, 2002 and 2001

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

McGLADREY & PULLEN
Certified Public Accountants




                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
Patriot National Bancorp, Inc.
Stamford, Connecticut


We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill as prescribed in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


                                              /s/ McGLADREY & PULLEN, LLP

New Haven, Connecticut
February 25, 2003, except for Note 20
as to which the date is March 27, 2003

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
--------------------------------------------------------------------------------



                                                                              2002            2001
                                                                         -----------------------------
ASSETS
Cash and due from banks (Note 2) ....................................    $  5,385,757    $  7,544,242
Federal funds sold ..................................................       3,000,000      12,700,000
Short-term investment ...............................................       3,348,968       6,788,569
                                                                         ------------    ------------

Cash and cash equivalents ...........................................      11,734,725      27,032,811

Available for sale securities (at fair value) (Note 3) ..............      60,618,366      34,717,930
Federal Reserve Bank stock ..........................................         481,050         481,050
Federal Home Loan Bank stock (Note 8) ...............................         621,300         617,900
Loans receivable (net of allowance for loan losses:  2002 $2,372,454;
   2001 $1,894,454) (Note 5) ........................................     170,794,939     135,680,036
Accrued interest receivable .........................................       1,311,453       1,079,450
Premises and equipment, net (Notes 6 and 9) .........................         789,197       1,102,428
Deferred tax asset (Note 10) ........................................         754,696         662,296
Goodwill (Note 11) ..................................................         930,091         930,091
Other assets ........................................................         460,936         265,465
                                                                         ------------    ------------
        Total assets ................................................    $248,496,753    $202,569,457
                                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Deposits (Note 7):
   Noninterest bearing deposits .....................................    $ 25,519,809    $ 16,961,636
   Interest bearing deposits ........................................     192,391,451     166,302,303
                                                                         ------------    ------------
        Total deposits ..............................................     217,911,260     183,263,939

Securities sold under agreements to repurchase (Note 8) .............       5,700,000            --
Federal Home Loan Bank borrowings (Note 8) ..........................       4,000,000            --
Capital lease obligation (Note 9) ...................................         243,231         364,836
Collateralized borrowings ...........................................         349,444         474,444
Accrued expenses and other liabilities ..............................       1,747,863       1,060,222
                                                                         ------------    ------------
Total liabilities ...................................................     229,951,798     185,163,441
                                                                         ------------    ------------

Commitments and Contingencies (Notes 8, 9, 12 and 14)

Shareholders' equity (Notes 12 and 15)
 Common stock, $2 par value: 5,333,333 shares authorized; shares
   issued and outstanding:  2002 2,400,525; 2001 2,400,525 ..........       4,801,050       4,801,050
Additional paid-in capital ..........................................      11,484,649      11,484,649
Retained earnings ...................................................       1,688,158         864,202
Accumulated other comprehensive income - net unrealized
   gain on available for sale securities ............................         571,098         256,115
                                                                         ------------    ------------
        Total shareholders' equity ..................................      18,544,955      17,406,016
                                                                         ------------    ------------

        Total liabilities and shareholders' equity ..................    $248,496,753    $202,569,457
                                                                         ============    ============

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                             2002            2001
                                                                        -----------------------------
Interest and Dividend Income
 Interest and fees on loans .........................................   $ 10,134,768     $ 11,136,375
 Interest and dividends on investment securities ....................      2,315,412        2,110,012
 Interest on Federal funds sold .....................................        154,538          476,556
                                                                        ------------     ------------
        Total interest and dividend income                                12,604,718       13,722,943
                                                                        ------------     ------------

Interest Expense
 Interest on deposits (Note 7) ......................................      4,497,409        6,772,517
 Interest on securities sold under agreements to repurchase and other         79,147              107
 Interest on Federal Home Loan Bank borrowings ......................        124,489             --
 Interest on capital lease obligation ...............................         42,395           58,012
 Interest on collateralized borrowings ..............................         21,253           36,324
                                                                        ------------     ------------
        Total interest expense ......................................      4,764,693        6,866,960
                                                                        ------------     ------------

        Net interest income .........................................      7,840,025        6,855,983

Provision for Loan Losses (Note 5) ..................................        468,000          250,000
                                                                        ------------     ------------

   Net interest income after provision for loan losses ..............      7,372,025        6,605,983
                                                                        ------------     ------------

Noninterest Income
 Mortgage brokerage referral fees ...................................      2,936,735        2,667,307
 Loan origination and processing fees ...............................        567,686          540,499
 Fees and service charges ...........................................        311,729          263,915
 Gains and origination fees from loans sold .........................        249,365           70,790
 Loss on impaired investment security (Note 3) ......................           --           (117,679)
 Loss on sale of investment securities ..............................        (25,733)            --
 Other income .......................................................         74,038           85,123
                                                                        ------------     ------------
        Total noninterest income ....................................      4,113,820        3,509,955
                                                                        ------------     ------------

Noninterest Expenses
 Salaries and benefits (Note 13) ....................................      6,418,855        5,282,441
 Occupancy and equipment expense, net ...............................      1,004,297          935,436
 Data processing and other outside services .........................        623,877          618,408
 Professional services ..............................................        302,000          322,897
 Advertising and promotional expenses ...............................        265,845          251,666
 Forms, printing and supplies .......................................        139,492          146,933
 Regulatory assessments .............................................         98,636           90,241
 Directors' fees and expenses .......................................        126,159           65,800
 Other operating expenses ...........................................        833,677          961,729
                                                                        ------------     ------------
        Total noninterest expenses ..................................      9,812,838        8,675,551
                                                                        ------------     ------------

        Income before income taxes ..................................      1,673,007        1,440,387

Provision for Income Taxes (Note 10) ................................        621,000          564,000
                                                                        ------------     ------------

        Net income ..................................................   $  1,052,007     $    876,387
                                                                        ============     ============

        Basic income per share (Notes 11 and 12) ....................   $       0.44     $       0.37
                                                                        ============     ============

        Diluted income per share (Notes 11 and 12) ..................   $       0.43     $       0.36
                                                                        ============     ============

        Dividends per share .........................................   $      0.095     $      0.060
                                                                        ============     ============

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


                                                                                                     Accumulated
                                                                                       Additional       Other
                                              Number of      Common      Paid-in        Retained    Comprehensive
                                               Shares        Stock       Capital        Earnings       Income         Total
                                             --------------------------------------------------------------------------------

Balance at January 1, 2001 .............     2,400,375  $  4,800,750  $ 11,483,770  $    131,840   $     11,076  $ 16,427,436
                                                                                                                 ------------
Comprehensive income

 Net income .............................         --            --            --         876,387           --         876,387

 Unrealized holding gain on available for
   sale securities, net of taxes (Note 17)        --            --            --            --          245,039       245,039
                                                                                                                 ------------

        Total comprehensive income .....                                                                            1,121,426
                                                                                                                 ------------

Dividends ..............................          --            --            --        (144,025)          --        (144,025)

Issuance of common stock ...............           150           300           879                                      1,179
                                          ------------  ------------  ------------  ------------   ------------  ------------

Balance at December 31, 2001 ...........     2,400,525     4,801,050    11,484,649       864,202        256,115    17,406,016
                                                                                                                 ------------

Comprehensive income
 Net income .............................         --            --            --       1,052,007           --       1,052,007
 Unrealized holding gain on available for
   sale securities, net of taxes (Note 17)        --            --            --            --          314,983       314,983
                                                                                                                 ------------

        Total comprehensive income .....                                                                            1,366,990
                                                                                                                 ------------

Dividends ..............................          --            --            --        (228,051)          --        (228,051)
                                          ------------  ------------  ------------  ------------   ------------  ------------

Balance, December 31, 2002 .............     2,400,525  $  4,801,050  $ 11,484,649  $  1,688,158   $    571,098  $ 18,544,955
                                          ============  ============  ============  ============   ============  ============

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


                                                                                   2002          2001
                                                                              ----------------------------

Cash Flows from Operating Activities
 Net income .................................................................  $  1,052,007   $    876,387
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization and accretion of net investment premiums and discounts, net       138,158        (13,522)
     Originations of loans held for sale                                            208,000     25,117,910
     Proceeds from sales of loans held for sale .............................      (208,000)   (25,117,910)
     Gains on sales of loans ................................................      (249,365)       (11,326)
     Provision for loan losses ..............................................       468,000        250,000
     Loss on impaired investment security ...................................          --          117,679
     Loss on sales of investment securities .................................        25,733           --
     Depreciation and amortization of premises and equipment ................       405,040        357,706
     Loss on disposal of bank premises and equipment ........................          --            1,710
     Deferred income taxes ..................................................      (269,753)      (176,215)
     Amortization of goodwill ...............................................          --          123,936
     Change in assets and liabilities:
       Increase in deferred loan fees .......................................       336,234         60,587
       (Increase) decrease in accrued interest receivable ...................      (232,003)       149,470
       Increase in other assets .............................................      (195,471)       (20,435)
       Increase in accrued expenses and other liabilities ...................       675,637        422,888
                                                                                ------------   ------------
         Net cash provided by operating activities ..........................     2,154,217      2,138,865
                                                                                ------------   ------------

 Cash Flows from Investing Activities
     Purchases of available for sale securities ..............................   (55,062,998)   (15,600,000)
     Proceeds from sales of available for sale securities ....................    11,375,386      9,046,223
     Proceeds from maturities of available for sale securities ...............     7,000,000        499,290
     Principal repayments on available for sale securities ...................    11,115,621      4,147,618
     Proceeds from maturities of held to maturity securities .................          --          500,000
     Purchase of Federal Reserve Bank stock ..................................          --           (5,850)
     Purchase of Federal Home Loan Bank stock ................................        (3,400)       (24,300)
     Proceeds from sale of loan receivable ...................................     1,549,365        286,509
     Net increase in loans ...................................................   (37,219,137)    (9,854,541)
     Purchases of premises and equipment .....................................       (91,809)      (563,090)
                                                                                ------------   ------------
          Net cash used in investing activities ..............................   (61,336,972)   (11,568,141)
                                                                                ------------   ------------

PATRIOT NATIONAL BANCORP, INC.

Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


                                                                                  2002          2001
                                                                             ----------------------------

Cash Flows from Financing Activities
   Net increase in demand, savings and money market deposits ..............  $ 27,220,834   $ 28,253,847
   Net increase (decrease) in time certificates of deposit ................     7,426,487    (24,656,006)
   Increase in securities sold under repurchase agreements ................     5,700,000           --
   Increase in FHLB borrowings ............................................     4,000,000           --
   Principal payments on capital lease obligation .........................      (121,605)      (105,990)
   Decrease in collateralized borrowings                                         (125,000)          --
   Proceeds from issuance of common stock .................................          --            1,179
   Dividends paid on common stock .........................................      (216,047)       (96,014)
                                                                             ------------   ------------
        Net cash provided by financing activities .........................    43,884,669      3,397,016
                                                                             ------------   ------------

        Net decrease in cash and cash equivalents .........................   (15,298,086)    (6,032,260)

Cash and cash equivalents
   Beginning ..............................................................    27,032,811     33,065,071
                                                                             ------------   ------------

   Ending .................................................................  $ 11,734,725   $ 27,032,811
                                                                             ============   ============

Supplemental Disclosures of Cash Flow Information
   Cash paid for:
     Interest .............................................................  $  4,782,645   $  6,853,985
                                                                             ============   ============

     Income taxes .........................................................  $    808,809   $    714,218
                                                                             ============   ============

Supplemental Disclosure of Noncash Investing and Financing
   Activities
     Transfer of held to maturity securities to available for sale           $       --     $ 11,796,300
      securities                                                             ============    ============

     Unrealized holding gains on available for sale securities
      arising during the period ...........................................  $    492,336   $    410,186
                                                                             ============   ============

   Accrued dividends declared on common stock .............................  $     60,015   $     48,011
                                                                             ============   ============




See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001
--------------------------------------------------------------------------------


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

Principles of consolidation and basis of financial statement presentation
-------------------------------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiary, PinPat Acquisition Corporation (currently inactive); and have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


Investments in debt and marketable equity securities
----------------------------------------------------

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. "Trading" securities, if any, are carried at fair value with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


subsequent changes are recorded as adjustments to the allowance for loan losses. A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Management considers all nonaccrual loans and restructured loans to be impaired. In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered minor collection delays, and the related loans are not considered to be impaired. The Company considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


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

Other real estate owned
-----------------------

Other real estate owned, if any, consists of properties acquired through, or in lieu of, loan foreclosure or other proceedings and is initially recorded at fair value at the date of foreclosure, which establishes a new cost basis. After foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost of disposal. Revenue and expense from the operation of other real estate owned and valuation allowances are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in operations upon disposal.

Premises and equipment
----------------------

Premises and equipment are stated at cost for purchased assets, and at the lower of fair value or the net present value of the minimum lease payments required over the term of the lease for assets under capital leases, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


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

Impairment of assets
--------------------

Long-lived assets, which are held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

Goodwill
--------

Goodwill represents the cost in excess of net assets of businesses acquired and was being amortized on a straight-line basis over ten years through December 31, 2001. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was adopted January 1, 2002, and accordingly amortization of goodwill was discontinued and such goodwill is tested for impairment annually, or more frequently under prescribed conditions.

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


Related party transactions
--------------------------

Directors and officers of the Company and the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features. Note 16 contains details regarding related party transactions.

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

Stock compensation plans
------------------------

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan, and stock warrants issued, have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. During 2002, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, provides pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. There is no proforma disclosure required for 2002 and 2001.

Comprehensive income
--------------------

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the shareholders' equity section of

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


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

          Securities

          Fair values, excluding restricted Federal Reserve Bank stock and Federal Home Loan Bank stock, are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying values of the Federal Reserve Bank stock and Federal Home Loan Bank stock approximate fair value based on the redemption provisions of the related stock.

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

          Borrowings

          For variable rate borrowings which reprice frequently, and short-term borrowings, fair value is based on carrying value. The fair value of fixed rate borrowings is estimated by discounting the future cash flows using current interest rates for similar available borrowings with the same remaining maturities.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------



          Off-balance-sheet instruments

          Fair values for the Company's off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Reclassifications
-----------------

Certain 2001 financial statement amounts have been reclassified to conform with the 2002 presentations. Such reclassifications had no effect on 2001 net income.

Note 2.  Restrictions on Cash and Due From Banks

The Company is required to maintain reserves against its respective transaction accounts and non personal time deposits. At December 31, 2002, the Bank was required to have cash and liquid assets of approximately $1,053,000 to meet these requirements. In addition, the Company is required to maintain $25,000 in the Federal Reserve Bank for clearing purposes.

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2002 and 2001 are as follows:


                                                                         Gross          Gross
                                                         Amortized     Unrealized     Unrealized      Fair
2002                                                       Cost          Gains          Losses        Value
----                                                  --------------------------------------------------------

U.S. Government agency obligations ............       $  9,024,526  $    104,888   $       --     $  9,129,414
Mortgage-backed securities ....................         37,756,793       705,573         (1,207)    38,461,159
Corporate bonds ...............................            283,853        99,944           --          383,797
Marketable equity securities ..................         12,632,068        11,928           --       12,643,996
                                                      --------------------------------------------------------
                                                      $ 59,697,240  $    922,333   $     (1,207)  $ 60,618,366
                                                      ========================================================


                                                                         Gross          Gross
                                                         Amortized     Unrealized     Unrealized      Fair
2001                                                       Cost          Gains          Losses        Value
----                                                  --------------------------------------------------------

Mortgage-backed securities ....................       $  9,981,222  $    262,196   $       --     $ 10,243,418
Corporate bonds ...............................         11,675,851       213,049         (8,744)    11,880,156
Marketable equity securities ..................         12,632,067          --          (37,711)    12,594,356
                                                      --------------------------------------------------------
                                                      $ 34,289,140  $    475,245   $    (46,455)  $ 34,717,930
                                                      ========================================================

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


At December 31, 2002, available for sale securities with a carrying value of $8,368,347 were pledged to secure obligations under repurchase agreements and municipal deposits. There were no securities pledged at December 31, 2001.

The amortized cost and fair value of available for sale debt securities at December 31, 2002 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                                               Amortized        Fair
                                                  Cost          Value
                                              --------------------------
          Maturity:
              1-5 years ....................  $ 8,303,773    $ 8,495,399
              5-10 years ...................    1,004,606      1,017,812
              Mortgage-backed securities ...   37,756,793     38,461,159
                                              --------------------------
          Total ............................  $47,065,172    $47,974,370
                                              ==========================

During 2002, proceeds from sales of available for sale securities were $11,375,386 and there were $25,733 in losses realized on those sales. During 2001, proceeds from sales of available for sale securities were $9,046,223 and there were no gains or losses realized on those sales. Also during 2001, due to the significant deterioration in the creditworthiness of the issuer, the Company recognized an impairment loss of $117,679 on an available for sale corporate bond, which loss was considered other than temporary. There were no such losses recognized during 2002.

Note 4.  Held to Maturity Securities

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

There were no sales of held to maturity securities during 2001.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------

Note 5.

Loans Receivable and Allowance for Loan Losses

A summary of the Company's loan portfolio at December 31, 2002 and 2001 is as follows:


                                                                2002           2001
                                                         -----------------------------

     Real estate:
         Commercial .................................    $   65,967,205  $  60,481,789
         Residential ................................        27,012,024      7,501,504
         Construction, net of undisbursed portion of
           $29,592,692 in 2002 and $7,183,318 in 2001        39,208,651     26,215,265
     Commercial .....................................        13,021,909     14,649,112
     Consumer installment ...........................         1,757,321      1,231,672
     Consumer home equity ...........................        26,812,092     27,770,723
                                                           ------------   ------------
                Total loans .........................       173,779,202    137,850,065
     Net deferred loan fees .........................          (611,809)      (275,575)
     Allowance for loan losses ......................        (2,372,454)    (1,894,454)
                                                           ------------   ------------
                Loans receivable, net ...............    $  170,794,939  $  135,680,036
                                                         ==============  ==============



The changes in the allowance for loan losses for the years ended December 31, 2002 and 2001 are as follows:


                                                          2002         2001
                                                      ------------------------

     Balance, beginning of year ...................   $ 1,894,454  $ 1,644,817
         Provision for loan losses ................       468,000      250,000
         Recoveries of loans previously charged-off        10,000        1,412
         Loans charged-off ........................          --         (1,775)
                                                       ----------   ----------
     Balance, end of year .........................   $ 2,372,454  $ 1,894,454
                                                      ===========  ===========


At December 31, 2002 and 2001, the unpaid principal balances of loans delinquent 90 days or more were $1,372,705 and $2,953,870, respectively, and the unpaid principal balances of loans placed on nonaccrual status were $200,957 and $1,653,946, respectively.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


The following information relates to impaired loans as of and for the years ended December 31, 2002 and 2001:


                                                                                     2002          2001
                                                                                  ------------------------

   Loans receivable for which there is a related allowance for credit
       losses ..............................................................      $     --      $1,653,946
                                                                                  ==========    ==========

   Loans receivable for which there is no related allowance for credit
       losses ..............................................................      $  200,957       --
                                                                                  ==========    ==========

   Allowance for credit losses related to impaired loans ...................      $   --        $  118,092
                                                                                  ==========    ==========

   Average recorded investment in impaired loans ...........................      $  903,634    $1,567,075
                                                                                  ==========    ==========


There was no interest income on impaired loans collected or recognized in 2002 and 2001. The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


Note 6.  Premises and Equipment

At December 31, 2002 and 2001, premises and equipment consisted of the following:


                                                                     2002         2001
                                                                --------------------------

   Premises under capital lease ...........................     $    783,000  $    783,000
   Leasehold improvements .................................          880,169       831,814
   Furniture, equipment and software ......................        1,034,782       992,388
                                                                ------------  ------------
                                                                   2,697,951     2,607,202
   Less accumulated depreciation and amortization .........       (1,908,754)   (1,504,774)
                                                                ------------  ------------
                                                                $    789,197  $  1,102,428
                                                                ============  ============

For the years ended December 31, 2002 and 2001, depreciation and amortization expense related to premises and equipment totaled $405,040 and $357,706, respectively.

Note 7.  Deposits

At December 31, 2002 and 2001, deposits consisted of the following:

                                                  2002          2001
                                             --------------------------
   Noninterest bearing ..................... $ 25,519,809  $ 16,961,636
   Interest bearing:
       Time certificates, less than $100,000   57,202,908    53,081,137
       Time certificates, $100,000 or more .   28,681,345    25,376,629
       Money market ........................   56,973,507    10,255,056
       Savings .............................   26,847,780    31,258,415
       NOW .................................   22,685,911    46,331,066
                                             ------------  ------------
         Total interest bearing ............ $192,391,451   166,302,303
                                             ------------  ------------
            Total deposits ................. $217,911,260  $183,263,939
                                             ============  ============

Interest expense on certificates of deposit in denominations of $100,000 or more was $985,602 and $1,378,773 for the years ended December 31, 2002 and 2001, respectively.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


Contractual maturities of time certificates of deposit as of December 31, 2002 are summarized below:

       Due within:
          1 year .............................             $47,098,521
          1-2 years ..........................               6,339,784
          2-3 years ..........................               8,222,490
          3-4 years ..........................               7,950,745
          4-5 years ..........................              16,272,713
                                                           -----------
                                                           $85,884,253
                                                           ===========

Note 8.  Borrowings

Borrowings at December 31, 2002 consist of $5,700,000 of short-term borrowed funds under securities sold under agreements to repurchase, due in 2003, with interest rates ranging from 1.49% to 2.69%, and fixed rate Federal Home Loan Bank advances. Federal Home Loan bank advances in the following table are shown based on contractual maturity:

               Due in:
                   2005 .........   $  2,000,000     4.48%
                   2007 .........      2,000,000     5.11%
                                    ------------
                                    $  4,000,000
                                    ============

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2002, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. In addition, the Company has a $2,000,000 available line of credit with the FHLB. At December 31, 2002 and 2001, there were no advances outstanding under this line of credit.

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

Note 9.  Commitments and Contingencies

Capital lease
-------------

The Company leases the Bank's main office under a capital lease which expires in 2004. Premises under capital lease of $783,000 and related accumulated amortization of $652,500 and $574,200 as of December 31, 2002 and 2001, respectively, are included in premises and equipment.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


The Company is obligated under the lease to pay executory costs including insurance, property taxes, maintenance and other related expenses.

At December 31, 2002, future minimum lease payments, by years and in the aggregate, under this capital lease are as follows:

     Years Ending
     December 31,                                                   Amount
     -----------------------------------------------------         --------

     2003 ................................................         $164,000
     2004 ................................................          109,333
                                                                   --------
                                                                    273,333
     Less amount representing interest ...................           30,102
                                                                   --------

     Present value of future minimum lease
         payments-capital lease obligation ...............         $243,231
                                                                   ========

Operating leases
----------------

The Company subleases excess office space in its premises to a tenant under a noncancelable operating lease. Future minimum lease payments receivable for this lease by year, and in the aggregate, at December 31, 2002 are as follows:

                        Years Ending
                        December 31,                Amount
                        ----------------------     --------

                        2003 .................     $22,260
                        2004 .................      16,695
                                                   -------
                                                   $38,955
                                                   =======

For the years ended December 31, 2002 and 2001, rental income under both cancelable and noncancelable leases totaled $22,260 and $29,060, respectively.

The Company also has noncancelable operating leases for certain of its branch offices and for its mortgage brokerage office in New York. Under these lease agreements, the Company is required to pay certain executory costs such as insurance and property taxes. The Company also leases parking space under a noncancelable operating lease agreement and certain equipment under cancelable and noncancelable arrangements.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows:

                  Years Ending
                  December 31,                      Amount
                  ----------------------           --------
                  2003                            $  534,989
                  2004                               494,341
                  2005                               450,636
                  2006                               412,328
                  2007                               274,908
                  Thereafter                         541,212
                                                  ----------
                                                  $2,708,414
                                                  ==========

Total rental expense charged to operations for cancelable and noncancelable operating leases was $423,343 and $407,865 for the years ended December 31, 2002 and 2001, respectively.

Employment Agreements
---------------------

President's Agreement

In October 2000, the Company and the Bank entered into a three-year employment agreement (the "Agreement") with the Bank's President and Chief Executive Officer. The Agreement provides for, among other things, a stipulated base salary for the first year of the Agreement, annual increases at each anniversary, and a discretionary annual bonus to be determined by the Board of Directors. In addition, the Agreement provides that the Company will grant shares of the Company's common stock to the President on December 31, 2000, and annually thereafter through December 31, 2003. The number of shares to be granted is based on 30% of the President's stipulated base salary for the preceding annual employment period, as defined, and such shares granted will vest and be distributed to the President in four annual installments (with any balance distributed upon termination other than for cause). Compensation cost is being recognized over the term of the Agreement. Under certain circumstances defined in the Agreement, this stock grant may be settled in cash. The Agreement also provides for the grant of options to purchase a minimum of 10,000 shares of the Company's common stock on December 31, 2000, and annually thereafter through December 2002, and on December 31, 2003, if the President remains employed by the Bank. In the event that the Company does not have stock options available to grant at any of the stipulated dates, which was the case at December 31, 2000, 2001 and 2002, the President may then elect, on a future determination date, as defined, to be chosen by the President, to receive cash compensation in the future equal to the difference between the value of the Company's stock at the time the options would have been granted, and the value of the Company's stock on the determination date. For the years ended December 31, 2002 and 2001, approximately $75,000 and $48,400, respectively, was charged to expense related to the stock and option compensation components of the Agreement.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


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

The provisions of the early termination clause apply only to termination of the Agreement prior to a change of control. Termination of the Agreement following a change of control shall be governed by the change of control provisions.

Other Employment Agreements

Effective January 1, 2003, the Company entered into one-year employment agreements with two officers of the Pinnacle Financial division, which replaced contracts that expired on December 31, 2002. The agreements provide for, among other things, a minimum and maximum base salary and commission arrangement, as well as additional compensation based upon the achievement of certain other financial results, and for reimbursement of expenses incurred incidental to their duties as officers. The agreements terminate on December 31, 2003.

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

Stock Appreciation Rights Plan
------------------------------

During 2001, the Company adopted the Patriot National Bancorp, Inc. 2001 Stock Appreciation Rights Plan (the "SAR Plan"). Under the terms of the SAR Plan, the Company may grant stock appreciation rights to officers of the Company that entitle the officers to receive, in cash or Company common stock, the appreciation in the value of the Company's common stock from the date of grant. Each award vests at the rate of 20% per year from the date of grant. Any unexercised rights will expire ten years from the date of grant. During 2001, the Company granted a total of 18,000 stock appreciation rights to three Company officers, and $2,600 and $3,600, respectively, was charged to operations under the SAR Plan for the years ended December 31, 2002 and 2001.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


Legal Matters
-------------

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company's financial condition or results of operations.

Other
-----

The Company expects to open three new branch offices in 2003. Prior to December 31, 2002, the Company entered into a noncancelable lease for one of these branches which expires in 2007; subsequent to December 31, 2002, the Company entered into a noncancelable lease for a second location.

Note 10. Income Taxes

The components of the income tax provision for the years ended December 31, 2002 and 2001 are as follows:

                                               2002          2001
                                            -----------------------

   Current
       Federal .........................    $ 701,867     $ 582,401
       State ...........................      188,886       157,814
                                            ---------     ---------
              Total ....................      890,753       740,215
                                            ---------     ---------

   Deferred
       Federal .........................     (211,866)     (138,401)
       State ...........................      (57,887)      (37,814)
                                            ---------     ---------
              Total ....................     (269,753)     (176,215)
                                            ---------     ---------

              Provision for income taxes    $ 621,000     $ 564,000
                                            =========     =========





A reconciliation of the anticipated income tax provision (computed by applying the statutory Federal income tax rate to the income before income taxes) to the income tax provision as reported in the statements of income for the years ended December 31, 2002 and 2001 is as follows:

                                                             2002        2001
                                                          ---------------------

   Provision for income taxes at statutory Federal rate   $ 568,800   $ 489,700
   State taxes, net of Federal benefit ................      86,800      75,300
   Dividends received deduction .......................     (69,100)    (71,500)
   Nondeductible expenses .............................       9,000      81,200
   Other ..............................................      25,500     (10,700)
                                                          ---------   ---------
              Total provision for income taxes ........   $ 621,000   $ 564,000
                                                          =========   =========

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


At December 31, 2002 and 2001, the components of gross deferred tax assets and gross deferred tax liabilities are as follows:

                                             2002          2001
                                         ------------------------

   Deferred tax assets:
       Allowance for loan losses ....    $  939,729    $  750,394
       Investment securities ........        46,613        46,613
       Asset under capital lease ....        44,654        61,807
       Premises and equipment .......       159,637        75,931
       Accrued expenses .............        14,062        15,844
       Other ........................        15,938        23,103
                                         ----------    ----------
         Gross deferred tax assets ..     1,220,633       973,692
                                         ----------    ----------

   Deferred tax liabilities:
       Tax bad debt reserve .........       115,909       138,721
       Investment securities ........       350,028       172,675
                                         ----------    ----------
       Gross deferred tax liabilities       465,937       311,396
                                         ----------    ----------

              Deferred tax asset, net    $  754,696    $  662,296
                                         ==========    ==========

Note 11. Goodwill

The Company adopted the provisions of SFAS 142 effective January 1, 2002. As a result, effective January 1, 2002, goodwill is no longer amortized, and is evaluated for impairment under SFAS 142. Based on the Company's initial goodwill impairment test, goodwill was not impaired at the date of adoption of SFAS 142, and based on the Company's annual goodwill impairment test performed in October 2002, goodwill was not impaired for the year ended December 31, 2002. In addition, no goodwill was acquired during 2002.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


In addition, the following represents the effect of adopting SFAS No. 142 on the Company's net income and earnings per share for the years ended December 31, 2002 and 2001:

                                             2002            2001
                                        ------------------------------

   Reported net income ............     $   1,052,007   $      876,387
   Add goodwill amortization .......             --            123,936
                                        -------------   --------------
   Adjusted net income ............     $   1,052,007   $    1,000,323
                                        =============   ==============

   Basic income per share
       Reported net income per share    $        0.44   $         0.37
       Goodwill amortization .......             --               0.05
                                        -------------   --------------
       Adjusted net income per share    $        0.44   $         0.42
                                        =============   ==============

   Diluted income per share
       Reported net income per share    $        0.43   $         0.36
       Goodwill amortization .......             --               0.05
                                        -------------   --------------
       Adjusted net income per share    $        0.43   $         0.41
                                        =============   ==============

Note 12. Shareholders' Equity

Income Per Share
----------------

The following is information about the computation of income per share for the years ended December 31, 2002 and 2001.


                                                                   2002
                                                 -------------------------------------
                                                     Net                    Per Share
                                                   Income         Shares      Amount
                                                 -------------------------------------
   Basic Income Per Share
      Income available to common shareholders    $1,052,007     2,400,525    $   0.44

   Effect of Dilutive Securities
      Warrants and stock options outstanding           --          26,789       (0.01)
                                                 ----------    ----------    --------

   Diluted Income Per Share
      Income available to common shareholders
         plus assumed conversions ...........    $1,052,007     2,427,314    $   0.43
                                                 ==========    ==========    ========

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                  2001
                                                 -------------------------------------
                                                     Net                   Per Share
                                                   Income       Shares      Amount
                                                 -------------------------------------
   Basic Income Per Share
      Income available to common shareholders    $ 876,387    2,400,488    $   0.37

   Effect of Dilutive Securities
      Warrants and stock options outstanding          --         26,013       (0.01)
                                                 ---------    ---------    ---------

   Diluted Income Per Share
      Income available to common shareholders
         plus assumed conversions ...........    $ 876,387    2,426,501    $   0.36
                                                 =========    =========    ========


Stock warrants
--------------

The Bank issued warrants to certain of the Bank's original organizing group and certain other individuals to purchase up to 95,000 shares of the Bank's common stock at the original public offering price of $6 per share. These warrants are currently exercisable and expire on August 31, 2004. During 1998, the Bank issued warrants to certain other individuals involved in the organization of the Bank to purchase up to 28,680 shares of the Bank's common stock at $14 per share; these warrants expired on July 6, 2001, and none was exercised. The obligations related to all warrants issued by the Bank were assumed by the Company. The Company has reserved 91,166 shares of its common stock for issuance upon exercise of these warrants.

A summary of the status of the warrants at December 31, 2002 and 2001, and changes during the years ended on those dates, is as follows:


                                                            2002                            2001
                                              -------------------------------  -----------------------------
                                                               Weighted-          Number        Weighted-
                                                 Number         Average                          Average
                                                   of          Exercise             of          Exercise
                                                 Shares          Price            Shares          Price
                                              -------------------------------  -----------------------------

         Outstanding at beginning of year        91,166       $   6.00            119,846       $   7.91
         Expired ........................          --             --              (28,680)         14.00
         Exercised ......................          --             --                 --
                                               --------                         --------
         Outstanding at end of year .....        91,166           6.00             91,166           6.00
                                               --------                         =========

         Exercisable at end of year .....        91,166           6.00             91,166           6.00
                                               =========                        =========


The weighted average remaining contractual life for the warrants outstanding at December 31, 2002 is 1.7 years.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


Stock options
-------------

On August 17, 1999, the Bank adopted a stock option plan (the "Plan") for employees and directors, under which both incentive and non-qualified stock options could have been granted, and subsequently the Company assumed all obligations related to such options. The Plan provided for the grant of 110,000 non-qualified and incentive stock options in 1999 to certain directors of the Company, with an exercise price equal to the market value of the Company's stock on the date of grant. Such options were immediately exercisable and expire if unexercised ten years after the date of grant. The Company has reserved 110,000 shares of common stock for issuance under the Plan. No additional options may be granted under the Plan.

A summary of the status of the stock options at December 31, 2002 and 2001 is as follows:

                                                      2002                            2001
                                        -------------------------------  ------------------------------
                                                         Weighted-                       Weighted-
                                          Number          Average          Number         Average
                                            of           Exercise            of           Exercise
                                          Shares           Price           Shares          Price
                                        -------------------------------  ------------------------------

   Outstanding at beginning of year      110,000         $  10.13         110,000         $  10.13
   Granted ........................         --                               --
                                        --------                         --------
   Outstanding at end of year .....      110,000            10.13         110,000            10.13
                                        ========                         ========

   Exercisable at end of year .....      110,000            10.13         110,000            10.13
                                        ========                         ========


The weighted-average remaining contractual life for the options outstanding at December 31, 2002 is 6.6 years.

Note 13. 401(k) Savings Plan

The Company offers employees participation in the Patriot National Bank 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. The Company may make discretionary matching contributions to the 401(k) Plan. Participants are immediately vested in their contribution and Company contributions. The Company contributed approximately $34,000 and $25,000 to the 401(k) Plan in 2002 and 2001, respectively.

Note 14. Financial Instruments With Off-Balance-Sheet Risk

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2002 and 2001:

                                               2002            2001
                                           ---------------------------

   Commitments to extend credit:
       Future loan commitments .......     $32,714,416     $ 5,142,789
       Unused lines of credit ........      25,127,648      16,221,043
       Undisbursed construction loans       29,592,692       7,183,318
   Financial standby letters of credit         635,500         144,000
                                           -----------     -----------
                                           $88,070,256     $28,691,150
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

Note 15. Regulatory Matters

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

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

The Bank's actual capital amounts and ratios at December 31, 2002 and 2001 were (dollars in thousands):


                                                                                                   To Be Well
                                                                                               Capitalized Under
                                                                            For Capital        Prompt Corrective
                                                       Actual            Adequacy Purposes     Action Provisions
                                                --------------------------------------------------------------------

                                                   Amount      Ratio       Amount    Ratio       Amount     Ratio
                                                --------------------------------------------------------------------

   December 31, 2002:
   ------------------

      Total Capital (to Risk Weighted Assets)      $19,340     10.36%      $14,934    8.00%      $18,668     10.00%
      Tier I Capital (to Risk Weighted Assets)      17,001      9.11%        7,465    4.00%       11,197      6.00%
      Tier I Capital (to Average Assets) .....      17,001      6.98%        9,743    4.00%       12,178      5.00%


                                                                                                   To Be Well
                                                                                               Capitalized Under
                                                                            For Capital        Prompt Corrective
                                                       Actual            Adequacy Purposes     Action Provisions
                                                --------------------------------------------------------------------

                                                   Amount      Ratio       Amount    Ratio       Amount     Ratio
                                                --------------------------------------------------------------------

   December 31, 2001:
   ------------------

     Total Capital (to Risk Weighted Assets)       $18,003     10.69%      $13,473    8.00%      $16,841     10.00%
     Tier I Capital (to Risk Weighted Assets)       16,109      9.57%        6,733    4.00%       10,100      6.00%
     Tier I Capital (to Average Assets) ....        16,109      8.11%        7,945    4.00%        9,932      5.00%


The Company is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve Bank ("FRB"). The Company's actual and required ratios are not substantially different from those shown above.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


Restrictions on dividends, loans and advances
---------------------------------------------

The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net earnings for the preceding two years. As of December 31, 2002, the Bank had retained earnings of approximately $1,895,000, all of which is available for distribution to the Company as dividends without prior regulatory approval. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the FRB may impose further dividend restrictions on the Company.

Loans or advances to the Company by the Bank are limited to 10% of the Bank's capital stock and surplus on a secured basis.

Note 16. Related Party Transactions

In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms, including interest rates, similar to those available to unrelated customers.

Changes in loans outstanding to such related parties during 2002 and 2001 are as follows:


                                                  2002            2001
                                              ---------------------------

     Balance, beginning of year ..........    $ 3,847,622     $ 4,556,361

     Additional loans ....................      4,043,876         832,941

     Repayments ..........................     (3,914,030)     (1,541,680)

     Adjustment for former related parties       (429,702)           --
                                              -----------     -----------
     Balance, end of year ................    $ 3,547,766     $ 3,847,622
                                              ===========     ===========

Related party deposits aggregated approximately $4,002,000 and $7,161,000 as of December 31, 2002 and 2001, respectively.

The Company leases office space in its premises to a director of the Company under a five-year lease. Rental income under this lease was approximately $22,300 for each of the years ended December 31, 2002 and 2001. Also during 2001, the Company leased office space to a related individual under a month-to-month lease, and rental income under this lease was approximately $500 for the year ended December 31, 2001. In addition, the Company paid consulting fees of approximately $20,400 to this individual during the year ended December 31, 2001.

During 2002 and 2001, the Company paid legal fees of approximately $21,800 and $9,900, respectively, to an attorney who is a director of the Company.

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


During 2001, the Company leased parking space from a corporation, certain principals of which were related parties. Total rent paid to the corporation was $13,500 for the year ended December 31, 2001. During 2001, the corporation's asset was sold to individuals who are not related parties of the Company.

Note 17. Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:


                                                                              2002
                                                       ---------------------------------------------------

                                                          Before-Tax                         Net-of-Tax
                                                            Amount         Tax Expense         Amount
                                                       ---------------------------------------------------

     Unrealized holding gains arising during period       $ 466,603        $(168,083)         $ 298,520

     Add:
        Reclassification adjustment for losses
           recognized in net income ...............          25,733           (9,270)            16,463
                                                          ---------        ---------          ---------

     Unrealized holding gain on available for sale
           securities, net of taxes ...............       $ 492,336        $(177,353)         $ 314,983
                                                          =========        =========          =========


                                                                                    2001
                                                       ---------------------------------------------------

                                                          Before-Tax                         Net-of-Tax
                                                            Amount         Tax Expense         Amount
                                                       ---------------------------------------------------

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
                                                         =========         =========         =========

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


Note 18. Fair Value of Financial Instruments and Interest Rate Risk

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2002 and 2001. The estimated fair value amounts for 2002 and 2001 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

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

As of December 31, 2002 and 2001, the recorded book balances and estimated fair values of the Company's financial instruments were (in thousands):



                                                        2002                   2001
                                              -------------------------------------------------
                                                Recorded                Recorded
                                                  Book                    Book
                                                Balance   Fair Value     Balance   Fair Value
                                              -------------------------------------------------

      Financial Assets:
        Cash and due from banks ...........    $  5,386    $  5,386    $  7,544    $  7,544
        Federal funds sold ................       3,000       3,000      12,700      12,700
        Short-term investments ............       3,349       3,349       6,789       6,789
        Available for sale securities .....      60,618      60,618      34,718      34,718
        Federal Reserve Bank stock ........         481         481         481         481
        Federal Home Loan Bank stock ......         621         621         618         618
        Loans receivable, net .............     170,795     174,693     135,680     138,541
        Accrued interest receivable .......       1,311       1,311       1,079       1,079


PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------



                                                                  2002                      2001
                                                         ----------------------------------------------
                                                          Recorded               Recorded
                                                            Book                   Book
                                                          Balance   Fair Value    Balance   Fair Value
                                                         ----------------------------------------------

     Financial Liabilities:
        Demand deposits ..............................    $25,520    $25,520      $16,962    $16,962
        Savings deposits .............................     26,848     26,848       31,258     31,258
        Money market deposits ........................     56,974     56,974       10,255     10,255
        NOW accounts .................................     22,686     22,686       46,331     46,331
        Time deposits ................................     85,884     88,470       78,458     79,183
        Securities sold under agreements to repurchase      5,700      5,700         --         --
        FHLB borrowings ..............................      4,000      4,251         --         --
        Collateralized borrowings ....................        349        349          474        474


Unrecognized  financial instruments
------------  ---------------------

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2002 and 2001. The estimated fair value of fee income on letters of credit at December 31, 2002 and 2001 was insignificant.

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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


The mortgage broker solicits and processes conventional mortgage loan applications from consumers on behalf of permanent investors and originates loans for sale. Revenues are generated from loan brokerage and application processing fees received from the permanent investors, and gains and origination fees from loans sold.

Information about reportable segments, and a reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2002 and 2001 is as follows (in thousands):



                                        Commercial     Mortgage    Consolidated
            2002                           Bank         Broker        Totals
            ----                       -----------------------------------------

            Net interest income ....   $   7,840     $     --      $   7,840
            Noninterest income ......        496         3,618         4,114
            Noninterest expenses ....      6,934         2,879         9,813
            Provision for loan losses        468           --            468
            Income before taxes .....        934           739         1,673
            Assets ..................    247,459         1,038       248,497




                                        Commercial     Mortgage    Consolidated
            2001                           Bank         Broker        Totals
            ----                       -----------------------------------------

            Net interest income .....  $   6,856     $    --       $   6,856
            Noninterest income ......        190        3,320          3,510
            Noninterest expenses ....      6,056        2,620          8,676
            Provision for loan losses        250          --             250
            Income before taxes .....        740          700          1,440
            Assets ..................    201,539        1,030        202,569


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

PATRIOT NATIONAL BANCORP, INC.

December 31, 2002 and 2001
--------------------------------------------------------------------------------


The Company does not have operating segments other than those reported and the Company does not have a single external customer from which it derives 10% or more of its revenues and the Company operates in one geographical area.

Note 20. Subsequent Event

In the first quarter of 2003, the Company created a statutory trust of which the Company owns 100% of the capital stock. On March 27, 2003, the trust issued $8,000,000 in preferred securities to investors, the proceeds of which were used to purchase junior subordinated debt from the Company. The Company primarily invested the funds from the issuance of the debt in the Bank, which in turn will use the proceeds to fund general operations of the Bank. The securities will qualify for up to 25% of the Company's total Tier 1 Capital, with the remainder qualifying as Tier 2 Capital.

                                 EXHIBIT INDEX


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

10(a)(1) 2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

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

10(a)(4) Second Amendment to Employment Agreement among Patriot National Bank, Bancorp and Charles F. Howell, dated May 9, 2002.

10(a)(5) Employment Agreement dated as of September 19, 2001 among Patriot National Bank, Bancorp and Robert F. O'Connell (incorporated by reference to Exhibit 10 to Bancorp's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2002 (Commission File No. 000-29599)).

10(a)(6)    Change of Control Agreement,  dated as of May 1, 2001 between Robert
            F. O'Connell and Patriot National Bank (incorporated by reference to
            Exhibit 10(a)(4) to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

10(a)(7) Employment Agreement dated as of January 1, 2003 between Patriot National Bank and Todd Brown.

10(a)(8) Employment Agreement dated as of January 1, 2003 between Patriot National Bank and Marcus Zavattaro.

10(c)       1999 Stock  Option Plan of the Bank  (incorporated  by  reference to
            Exhibit 10(c) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

21 Subsidiaries of Bancorp (Incorporated by reference to Exhibit 21 to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

23          Consent of McGladrey & Pullen, LLP.

99 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.