Form 10QSB
period 2003-03-31
PATRIOT NATIONAL BANCORP INC
filed 2003-05-14
CIK 1098146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003           Commission file number 000-29599

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

                                 (203) 324-7500
                                 --------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 2,400,725 shares issued and outstanding as of the close of business April 30, 2003.

Transitional Small Business Disclosure Format (check one):  Yes         No   X
                                                                -----      -----

                                Table of Contents

                                                                        Page
                                                                        ----

Part I        FINANCIAL INFORMATION
------

Item 1.       Consolidated Financial Statements                           3

Item 2.       Management's Discussion and Analysis or
              Plan of Operation                                          12

Item 3.       Controls and Procedures                                    19

Part II       OTHER INFORMATION
-------

Item 2.       Changes in Securities                                      20

Item 6.       Exhibits and Reports on Form 8-K                           20

              CERTIFICATIONS                                             22


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS
                                                                                March 31,    December 31,
                                                                                  2003           2002
                                                                              ------------   ------------
                                                                               (Unaudited)
ASSETS
Cash and due from banks....................................................  $   3,243,644   $  5,385,757
Federal funds sold ........................................................     11,200,000      3,000,000
Short term investments ....................................................     10,118,640      3,348,968
                                                                              ------------   ------------
     Cash and cash equivalents ............................................     24,562,284     11,734,725

Available for sale securities (at fair value) .............................     49,538,270     60,618,366
Federal Reserve Bank stock ................................................        481,050        481,050
Federal Home Loan Bank stock ..............................................      1,077,300        621,300
Loans receivable (net of allowance for loan losses: 2003 $2,536,675;
     2002 $2,372,454) .....................................................    177,292,052    170,794,939
Accrued interest receivable ...............................................      1,229,637      1,311,453
Premises and equipment, net ...............................................        879,365        789,197
Deferred tax asset, net ...................................................        867,769        754,696
Goodwill ..................................................................        930,091        930,091
Other assets ..............................................................        774,162        460,936
                                                                              ------------   ------------
         Total assets......................................................  $ 257,631,980   $248,496,753
                                                                              ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits:
         Noninterest bearing deposits .....................................  $  22,909,178   $ 25,519,809
         Interest bearing deposits ........................................    196,141,472    192,391,451
                                                                              ------------   ------------
              Total deposits ..............................................    219,050,650    217,911,260
     Securities sold under agreements to repurchase .......................      5,700,000      5,700,000
     Federal Home Loan Bank borrowings ....................................      4,000,000      4,000,000
     Trust preferred securities ...........................................      8,000,000           --
     Capital lease obligation .............................................        210,161        243,231
     Collateralized borrowings ............................................        324,444        349,444
     Accrued expenses and other liabilities ...............................      1,679,566      1,747,863
                                                                              ------------   ------------
              Total liabilities ...........................................    238,964,821    229,951,798
                                                                              ------------   ------------
Shareholders' equity
     Common stock, $2 par value: 5,333,333 shares authorized; shares
         issued and outstanding: 2003 - 2,400,725; 2002  -  2,400,525 .....      4,801,450      4,801,050
     Additional paid-in capital ...........................................     11,485,449     11,484,649
     Retained earnings ....................................................      1,993,650      1,688,158
     Accumulated other comprehensive income - net unrealized
         gain on available for sale securities, net of tax ................        386,610        571,098
                                                                              ------------   ------------
              Total shareholders' equity ..................................     18,667,159     18,544,955
                                                                              ------------   ------------
              Total liabilities and shareholders' equity...................  $ 257,631,980   $248,496,753
                                                                              ============   ============

See accompanying notes to consolidated financial statements.



PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                   Three Months Ended
                                                                        March 31,
                                                                   2003          2002
                                                               -------------------------
Interest and Dividend Income
     Interest and fees on loans ............................   $ 2,898,001   $ 2,385,004
     Interest and dividends on investment securities .......       524,215       505,614
     Interest on federal funds sold ........................        11,000        41,687
                                                               -----------   -----------
         Total interest and dividend income ................     3,433,216     2,932,305
                                                               -----------   -----------
Interest Expense
     Interest on deposits ..................................     1,061,893     1,147,354
     Interest on securities sold under agreements
         to repurchase .....................................        29,632          --
     Interest on Federal Home Loan Bank borrowings .........        47,950           352
     Interest on trust preferred securities ................         4,901          --
     Interest on capital lease obligation ..................         7,930        12,129
     Interest on collateralized borrowings .................         3,995         5,920
                                                               -----------   -----------
         Total interest expense ............................     1,156,301     1,165,755
                                                               -----------   -----------
         Net interest income ...............................     2,276,915     1,766,550
Provision for Loan Losses ..................................       165,000        74,000
                                                               -----------   -----------
         Net interest income after provision for loan losses     2,111,915     1,692,550
                                                               -----------   -----------
Non-Interest Income
     Mortgage brokerage referral fees ......................       932,783       656,042
     Loan processing fees ..................................       178,346       124,798
     Fees and service charges ..............................        70,427        72,845
     Gain (loss) on sale of investment securities ..........       125,165       (31,275)
     Other income ..........................................        35,870        21,406
                                                               -----------   -----------
         Total non-interest income .........................     1,342,591       843,816
                                                               -----------   -----------
Non-Interest Expenses
     Salaries and benefits .................................     1,887,589     1,408,351
     Occupancy and equipment expense, net ..................       270,424       262,069
     Data processing and other outside services ............       192,236       170,532
     Professional services .................................        89,667        70,838
     Advertising and promotional expenses ..................        69,322        56,996
     Forms, printing and supplies ..........................        44,078        36,902
     Regulatory assessments ................................        27,125        24,324
     Directors' fees and expenses ..........................        29,162        24,200
     Other non-interest expenses ...........................       246,393       172,371
                                                               -----------   -----------
         Total non-interest expenses .......................     2,855,996     2,226,583
                                                               -----------   -----------
         Income before income taxes ........................       598,510       309,783

Provision for Income Taxes .................................       233,000       111,000
                                                               -----------   -----------
         Net income ........................................   $   365,510   $   198,783
                                                               ===========   ===========
         Basic income per share ............................   $      0.15   $      0.08
                                                               ===========   ===========
         Diluted income per share ..........................   $      0.15   $      0.08
                                                               ===========   ===========
         Dividends per share ...............................   $     0.025   $     0.020
                                                               ===========   ===========

See accompanying notes to consolidated financial statements



PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                                             Three Months  Ended
                                                                                   March 31,
                                                                              2003         2002
                                                                         ---------------------------

     Net income:........................................................   $ 365,510    $ 198,783

     Unrealized holding losses on securities:
       Unrealized holding losses arising
         during the period, net of taxes ...............................    (184,488)    (152,447)
                                                                           ---------    ---------


         Comprehensive income ..........................................   $ 181,022    $  46,336
                                                                           =========    =========


































See accompanying notes to consolidated financial statements.



PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                       Three Months Ended
                                                                                           March  31,
                                                                                      2003            2002
                                                                                 -----------------------------
Cash Flows from Operating Activities
          Net income .........................................................   $    365,510    $    198,783
          Adjustments to reconcile net income to net cash
          provided by operating activities:
          Amortization and accretion of investment premiums and discounts, net         94,816         (15,529)
          Originations of loans held for sale ................................           --          (208,000)
          Proceeds from sales of loans held for sale .........................           --           208,000
          Provision for loan losses ..........................................        165,000          74,000
          (Gain) loss on sale of investment securities .......................       (125,165)         31,275
          Depreciation and amortization ......................................         86,386         106,611
          Loss on disposal of bank premises and equipment ....................          2,037            --
          Changes in assets and liabilities:
              Decrease in deferred loan fees .................................        (10,283)         (2,026)
              Decrease in accrued interest receivable ........................         81,816         104,398
              Increase in other assets .......................................       (313,226)       (234,167)
              Decrease in accrued expenses and other liabilities .............        (68,297)        (86,568)
                                                                                 ------------    ------------
              Net cash provided by operating activities ......................        278,594         176,777
                                                                                 ------------    ------------
     Cash Flows from Investing Activities
          Purchases of available for sale securities .........................           --       (10,059,531)
          Proceeds from sales of available for sale securities ...............      3,840,709      10,369,844
          Principal repayments on available for sale securities ..............      4,972,173       1,428,113
          Proceeds from maturities of available for sale securities ..........      2,000,000       1,000,000
          Purchase of Federal Home Loan Bank Stock ...........................       (456,000)         (3,400)
          Net (increase) decrease in loans ...................................     (6,651,830)      4,562,766
          Purchases of bank premises and equipment ...........................       (185,489)        (39,021)
          Proceeds from sale of bank premises and equipment ..................          6,900            --
                                                                                 ------------    ------------
              Net cash provided by investing activities ......................      3,526,463       7,258,771
                                                                                 ------------    ------------
     Cash Flows from Financing Activities
          Net decrease in demand, savings and money market deposits ..........     (3,180,504)     (2,057,291)
          Net increase in time certificates of deposits ......................      4,319,894         622,017
          Increase in FHLB borrowings ........................................           --         1,965,000
          Proceeds from issuance of trust preferred securities ...............      8,000,000            --
          Principal payments on capital lease obligation .....................        (33,070)        (28,871)
          Decrease in collateralized borrowings ..............................        (25,000)        (50,000)
          Dividends paid on common stock .....................................        (60,018)        (48,011)
          Proceeds from issuance of common stock .............................          1,200            --
                                                                                 ------------    ------------
              Net cash provided by financing activities ......................      9,022,502         402,844
                                                                                 ------------    ------------
              Net increase in cash and cash equivalents ......................     12,827,559       7,838,392



PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

                                                                                         Three Months Ended
                                                                                              March  31,
                                                                                         2003           2002
                                                                                    ----------------------------

Cash and cash equivalents
          Beginning ..............................................................     11,734,725     27,032,811
                                                                                     ------------   ------------
          Ending .................................................................   $ 24,562,284   $ 34,871,203
                                                                                     ============   ============

     Supplemental Disclosures of Cash Flow Information
          Cash paid for:
              Interest............................................................   $  1,151,523   $  1,199,407
                                                                                     ============   ============
              Income Taxes........................................................   $     60,014   $     52,995
                                                                                     ============   ============

     Supplemental disclosure of noncash investing and financing activities:

          Unrealized holding loss on available for sale
              securities arising during the period................................   $   (297,561)  $   (255,229)
                                                                                     ============   ============

          Accrued dividends declared on common stock..............................   $     60,018   $     48,011
                                                                                     ============   ============


























See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements


(1) The Consolidated Balance Sheet at December 31, 2002 has been derived from the audited financial statements of Patriot National Bancorp, Inc. ("Bancorp") at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

(2) The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2002.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

(3) Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three months ended March 31, 2003 and 2002.

         Quarter ended March 31, 2003
                                                    Net Income     Shares     Amount
                                                    ---------------------------------
         Basic Income Per Share
           Income available to common shareholders   $ 365,510   2,400,725   $   0.15
         Effect of Dilutive Securities
           Warrants/Stock Options outstanding ....        --        36,834       --
                                                     ---------   ---------   --------
         Diluted Income Per Share
           Income available to common shareholders
           plus assumed conversions ..............   $ 365,510   2,437,559   $   0.15
                                                     =========   =========   ========




         Quarter ended March 31, 2002
                                                    Net Income     Shares     Amount
                                                    ---------------------------------
         Basic Income Per Share
           Income available to common shareholders   $ 198,783   2,400,525   $   0.08
         Effect of Dilutive Securities
           Warrants/Stock Options outstanding ....        --        24,831    --
                                                     ---------   ---------   --------
         Diluted Income Per Share
           Income available to common shareholders
           plus assumed conversions ..............   $ 198,783   2,425,356   $   0.08
                                                     =========   =========   ========


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

         Information about reportable segments and a reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

         Quarter ended March 31, 2003

                                                    Mortgage  Consolidated
                                           Bank      Broker      Totals
                                         ---------------------------------

         Net interest income .........   $  2,277   $   --     $  2,277
         Non-interest income .........        243      1,100      1,343
         Non-interest expense ........      1,970        886      2,856
         Provision for loan losses ...        165       --          165
         Income before taxes .........        385        214        599
         Assets ......................    256,550      1,082    257,632

         Quarter ended March 31, 2002

                                                    Mortgage  Consolidated
                                           Bank      Broker      Totals
                                         ---------------------------------

         Net interest income .........   $  1,767   $   --     $  1,767
         Non-interest income .........         40        804        844
         Non-interest expense ........      1,590        637      2,227
         Provision for loan losses ...         74       --           74
         Income before taxes .........        143        167        310
         Assets ......................    201,904      1,028    202,932


(5) Certain 2002 amounts have been reclassified to conform with the 2003 presentation. Such reclassifications had no effect on net income.

(6) Other comprehensive income which is comprised solely of the change in unrealized gains and losses on available for sale securities is as follows:


                                                                                          2003
                                                                          ------------------------------------
                                                                          Before-Tax                Net-of-Tax
                                                                              Amount       Taxes        Amount
                                                                          ------------------------------------
         Unrealized holding loss arising
            during the period .........................................   $(172,396)   $  65,510    $(106,886)
         Less reclassification adjustment
            for gains recognized in income ............................    (125,165)      47,563      (77,602)
                                                                          ---------    ---------    ---------
         Unrealized holding loss on available
             for sale securities, net of taxes ........................   $(297,561)   $ 113,073    $(184,488)
                                                                          =========    =========    =========


                                                                                          2002
                                                                          ------------------------------------
                                                                          Before-Tax                Net-of-Tax
                                                                              Amount       Taxes        Amount
                                                                          ------------------------------------
         Unrealized holding loss arising
              during the period .......................................   $(286,503)   $ 115,375    $(171,128)
         Add reclassification adjustment
              for losses recognized in income .........................      31,275      (12,594)      18,681
                                                                          ---------    ---------    ---------
         Unrealized holding loss on available
              for sale securities, net of taxes .......................   $(255,228)   $ 102,781    $(152,447)
                                                                          =========    =========    =========

(7) At the end of the first quarter of 2003, Bancorp created a statutory trust of which Bancorp owns 100% of the capital stock. The trust issued $8.0 million in preferred securities to investors at an initial rate of 4.41%, which rate may adjust quarterly based on changes to LIBOR. The duration of the trust is 35 years with early redemption at par at the Company's option after five years, or earlier in the event of certain regulatory or tax changes. The proceeds from the issuance of the preferred securities were used to purchase junior subordinated debt from Bancorp. Bancorp primarily invested the funds from the issuance of the debt in the Bank, which in turn used the proceeds to fund general operations of the Bank. The securities qualify for up to 25% of Bancorp's Tier 1 Capital with the remainder qualifying as Tier 2 Capital.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     (a)  Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

     (b)  Management's   Discussion   and  Analysis  of
          Financial Condition and Results of Operations

SUMMARY

Bancorp had net income of $366,000 ($0.15 basic income per share and $0.15 diluted income per share) for the quarter ended March 31, 2003, compared to net income of $199,000 ($0.08 basic income per share and $0.08 diluted income per share) for the quarter ended March 31, 2002.

Total assets increased $9.1 million from $248.5 million at December 31, 2002 to $257.6 million at March 31, 2003. Cash and cash equivalents increased $12.8 million to $24.5 million at March 31, 2003 from $11.7 million at December 31, 2002. The available for sale securities portfolio decreased $11.1 million to $49.5 million at March 31, 2003 from $60.6 million at December 31, 2002. The net loan portfolio increased $6.5 million from $170.8 million at December 31, 2002 to $177.3 million at March 31, 2003. Deposits increased $1.1 million to $219.0 million at March 31, 2003 from $217.9 million at December 31, 2002. Total shareholders' equity increased $122,000 to $18.7 million at March 31, 2003 from $18.5 million at December 31, 2002.

FINANCIAL CONDITION

Assets

Bancorp's total assets increased $9.1 million from $248.5 million at December 31, 2002 to $257.6 million at March 31, 2003. Cash and cash equivalents increased $12.8 million to $24.5 million at March 31, 2003. Cash and due from banks decreased $2.1 million; federal funds sold increased $8.2 million and short term investments increased $6.8 million. The increases in federal funds sold and short term investments is due primarily to the closing at the end of March of the trust preferred securities offering of $8.0 million; these funds were reinvested in mortgage backed securities in the beginning of April.
Available for sale securities decreased $11.1 million due to principal repayments on mortgage backed securities, redemptions and calls on bonds and money market preferred equities, as well as the sale of a mutual fund investment.

Loans

Bancorp's net loan portfolio increased $6.5 million from $170.8 million at December 31, 2002 to $177.3 million at March 31, 2003. Increases in commercial loans of $2.3 million, construction loans of $2.5 million, commercial real estate of $1.2 million and home equity loans of $1.2 million were partially offset by decreases in residential real estate loans of $1.1 million. At March 31, 2003, the net loan to deposit ratio was 80.9% and the net loan to total assets ratio was 68.8%. At December 31, 2002, the net loan to deposit ratio was 78.4% and the net loan to total assets ratio was 68.7%. Based on loan applications in process management anticipates strong loan growth during the remainder of 2003.

Critical Accounting Policies

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

The allowance for loan losses is maintained at a level that management believes is adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loan loss experience. A risk rating system is utilized to measure the adequacy of the allowance for loan losses. Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with one being the least risk and nine reflecting the most risk or a complete loss. Risk ratings are assigned by the originating loan officer or loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers. Loan quality control is continually monitored by management subject to oversight by the board of directors through its members who serve on the loan committee and the adequacy of the allowance for loan losses is presented to and reviewed by the board of directors on a quarterly basis. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management's evaluation of the current loan portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $2.5 million at March 31, 2003, which represents 1.41% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans which may become uncollectible. At December 31, 2002, the allowance for loan losses was $2.4 million or 1.37% of gross loans outstanding.

Analysis of Allowance for Loan Losses
                                                             March 31,
         (Thousands of dollars)                          2003        2002
         ------------------------------------------------------------------
         Balance at beginning of period ............   $ 2,373     $ 1,894
                                                       -------     -------
         Charge-offs ...............................        (1)       --
         Recoveries ................................      --            10
                                                       -------     -------
         Net (charge-offs) recoveries ..............        (1)         10
                                                       -------     -------
         Provision charged to operations ...........       165          74
                                                       -------     -------
         Balance at end of period ..................   $ 2,537     $ 1,978
                                                       =======     =======
         Ratio of net (charge-offs) recoveries
                  during the period to average loans
                  outstanding during the period ....     (0.00%)      0.01%
                                                       =======     =======

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing and past due loans:

                                       March 31,  December 31,
         (Thousands of dollars)          2003        2002
         -----------------------------------------------------
         Loans delinquent over 90
                  days still accruing   $  846      $1,172
         Non-accruing loans .........      150         201
                                        ------      ------

         Total ......................   $  996      $1,373
                                        ======      ======

         % of Total Loans ...........     0.55%       0.79%
         % of Total Assets ..........     0.39%       0.56%

Potential Problem Loans

At March 31, 2003, Bancorp had no loans other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits increased $1.1 million from $217.9 million at December 31, 2002 to $219.0 million at March 31, 2003. Noninterest bearing deposits decreased $2.6 million due primarily to lower levels of volatile commercial demand deposit accounts. Interest bearing deposits increased $3.7 million. Money market fund accounts and certificates of deposit increased $2.4 million and $4.3 million, respectively. NOW accounts and savings accounts decreased $1.4 million and $1.6 million, respectively.

Trust Preferred Securities

As indicated in Note 7, the Company created a statutory trust which issued $8.0 million in preferred securities to investors. Management elected to create the trust for the reason that it provides an inexpensive means of raising new capital to support core growth and leverage without diluting the rights of existing shareholders. In addition to the favorable regulatory treatment of these securities, there are favorable tax reasons that support this decision. The proceeds of the trust will be used to fund general operations of the Bank.

RESULTS OF OPERATIONS

Interest and dividend income and expense

Bancorp's interest and dividend income increased $501,000 or 17.1% for the quarter ended March 31, 2003 as compared to the same period in 2002. Interest and fees on loans increased 21.5% or $513,000 from $2.4 million for the quarter ended March 31, 2002 to $2.9 million for the quarter ended March 31, 2003; this increase is the result of the increase in the loan portfolio despite a lower interest rate environment.

Bancorp's interest expense decreased 0.8% or $9,000 for the quarter ended March 31, 2003 as compared to the same period in 2002. Increases in interest bearing deposits and borrowings were offset by a lower interest rate environment.
Included in interest expense for the three months ended March 31, 2003 was $48,000 relating to FHLB Advances, $30,000 relating to securities sold under agreements to repurchase transactions entered into during the second quarter of 2002, and $5,000 relating to the placement of trust preferred securities at the end of the first quarter of 2003.

Non-interest income

Non-interest income increased 59.1% or $499,000 to $1.3 million for the quarter ended March 31, 2003 as compared to $844,000 for the comparable period last year. The continued favorable interest rate environment for borrowers has resulted in the maintenance of an historical high mortgage brokerage and referral fees. Mortgage brokerage and referral fees increased 42.2% or $277,000 to $933,000 for the quarter ended March 31, 2003 as compared to $656,000 for the same period last year. Loan processing fees increased 42.9% or $53,000 to $178,000 for the quarter ended March 31, 2003 compared to $125,000 for the same period in 2002. During the first quarter of 2003 Bancorp recorded gains on sales of investment securities of $125,000 as compared to a loss of $31,000 recorded in the first quarter of 2002. Included in the results for the first quarter of 2003 is a gain of $117,000 on an investment security for which Bancorp recorded a write-down in 2001 made for the permanent impairment of a debt security due to the deterioration in the financial condition of the issuer; in March 2003 Bancorp received the proceeds from a tender offer made by the issuer at a price of 100% of par for the above security under a comprehensive refinancing plan.


Non-interest expenses

Non-interest expenses increased 28.3% or $629,000 to $2.9 million for the quarter ended March 31, 2003 from $2.2 million for the quarter ended March 31, 2002. Salaries and benefits expense increased 34.0%, or $479,000, to $1.9 million for the quarter ended March 31, 2003 from $1.4 million for the quarter ended March 31, 2002, due primarily to higher levels of commissions and production related incentive compensation accruals. Other non-interest expenses increased $74,000 or 42.9% to $246,000 for the quarter ended March 31, 2003 from $172,000 for the quarter ended March 31, 2002; $50,000 of this increase is due to increases in loan processing expenses as a result of increased loan volumes due to the low interest rate environment.

Bancorp has received regulatory approval to establish three additional branch locations which will result in additional capital expenditures as well as increases in salaries and benefits and occupancy and equipment expenses. The first of the three branches opened in April 2003; management anticipates that the second branch will open in the second quarter of 2003, and the third branch in the third quarter of 2003.

Income Taxes

Bancorp recorded income tax expense of $233,000 for the quarter ended March 31, 2003 as compared to $111,000 for the quarter ended March 31, 2002. This change is related primarily to the change in pre-tax income. The effective tax rates for the quarters ended March 31, 2003 and March 31, 2002 were 38.9% and 35.8%.

LIQUIDITY

Bancorp's liquidity ratio was 28.8% and 32.8% at March 31, 2003 and 2002, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts, the costs related to opening new branch offices and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates Bancorp's regulatory capital ratios at March 31, 2003 and December 31, 2002 respectively:

                                              March 31, 2003   December 31, 2002
                                              --------------   -----------------

     Leverage Capital .......................          9.50%             6.99%
     Tier 1 Risk-based Capital ..............         11.92%             9.13%
     Total Risk-based Capital ...............         14.14%            10.39%

The following table illustrates the Bank's regulatory capital ratios at March 31, 2003 and December 31, 2002 respectively:

                                              March 31, 2003   December 31, 2002
                                              --------------   -----------------

     Leverage Capital .......................          9.85%             6.98%
     Tier 1 Risk-based Capital ..............         12.38%             9.11%
     Total Risk-based Capital ...............         13.63%            10.36%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, both Bancorp and the Bank are considered to be "well capitalized" at March 31, 2003 under applicable regulations. To be considered "well-capitalized," an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

The increase in capital ratios is due primarily to the formation in the first quarter of 2003 of a statutory trust as indicated in Note 7.

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

                          PART II - OTHER INFORMATION.
                          ---------------------------

Item 2.  Changes in Securities

     (a)  Not applicable

     (b)  Not applicable

     (c) On January 2, 2003, Bancorp issued 200 shares of its Common Stock upon exercise of certain warrants that were granted by Patriot National Bank (the "Bank") in 1994 in connection with its organization to persons who assisted the Bank in meeting its pre-opening expenses. The exercise price per share of these warrants is $6.00. The obligations under these warrants were assumed by Bancorp at the time the Bank became a wholly owned subsidiary of Bancorp.

          The total amount received by Bancorp for these shares was $1,200. No underwriter was used in connection with the sale of these 200 shares nor were any underwriting discounts or commissions paid. Bancorp claims an exemption from registration for the sale of these shares under Rule 504 under the Securities Act of 1933, on the basis that the aggregate exercise price for all of the warrants issued to individuals involved in the organization of the Bank is less than $1,000,000.

     (d)  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  No. Description
          --  -----------


          99 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) The issuer filed no reports on Form 8-K during the first quarter of 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PATRIOT NATIONAL BANCORP, INC.
                                      (Registrant)


                                      By:   /s/ Robert F. O'Connell
                                            -----------------------------------
                                            Robert F. O'Connell,
                                            Senior Executive Vice President
                                            Chief Financial Officer

                                            (On behalf of the registrant and as
                                             chief financial officer)

May 14, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ Angelo De Caro
                                          ------------------------------------
                                          Angelo De Caro,
                                          Chairman and Chief Executive Officer
                                          (Principal executive officer)


May 14, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ Robert F. O'Connell
                                          -------------------------------
                                          Robert F. O'Connell,
                                          Senior Executive Vice President
                                          (Principal financial officer)


May 14, 2003