Form 10QSB
period 2003-06-30
PATRIOT NATIONAL BANCORP INC
filed 2003-08-13
CIK 1098146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003     Commission file number 000-29599

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

Common stock, $2.00 par value per share, 2,400,725 shares issued and outstanding as of the close of business July 31, 2003.

Transitional Small Business Disclosure Format (check one):  Yes         No   X
                                                                -----      -----

                                Table of Contents

                                                                           Page
                                                                           ----

Part I     FINANCIAL INFORMATION
------

Item 1.    Consolidated Financial Statements                                 3

Item 2.    Management's Discussion and Analysis or
           Plan of Operation                                                12

Item 3.    Controls and Procedures                                          20

Part II    OTHER INFORMATION
-------

Item 4.    Submission of Matters to a Vote of Security Holders              21

Item 6.    Exhibits and Reports on Form 8-K                                 22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS
                                                                           June 30,       December 31,
                                                                             2003             2002
                                                                         ------------     ------------
                                                                         (Unaudited)
ASSETS
Cash and due from banks ............................................     $  6,221,221     $  5,385,757
Federal funds sold .................................................       21,000,000        3,000,000
Short term investments .............................................        8,217,700        3,348,968
                                                                         ------------     ------------
     Cash and cash equivalents .....................................       35,438,921       11,734,725

Available for sale securities (at fair value) ......................       76,263,885       60,618,366
Federal Reserve Bank stock .........................................          691,150          481,050
Federal Home Loan Bank stock .......................................        1,077,300          621,300
Loans receivable (net of allowance for loan losses: 2003 $2,626,675;
     2002 $2,372,454) ..............................................      183,599,561      170,794,939
Accrued interest receivable ........................................        1,233,828        1,311,453
Premises and equipment, net ........................................        1,201,083          789,197
Deferred tax asset, net ............................................          947,900          754,696
Goodwill ...........................................................          930,091          930,091
Other assets .......................................................          691,169          460,936
                                                                         ------------     ------------
         Total assets ..............................................     $302,074,888     $248,496,753
                                                                         ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits:
         Noninterest bearing deposits ..............................     $ 24,146,114     $ 25,519,809
         Interest bearing deposits .................................      224,161,275      192,391,451
                                                                         ------------     ------------
              Total deposits .......................................      248,307,389      217,911,260
     Securities sold under agreements to repurchase ................        5,700,000        5,700,000
     Federal Home Loan Bank borrowings .............................       14,000,000        4,000,000
     Trust preferred securities ....................................        8,000,000             --
     Capital lease obligation ......................................          175,949          243,231
     Collateralized borrowings .....................................          299,444          349,444
     Accrued expenses and other liabilities ........................        6,778,488        1,747,863
                                                                         ------------     ------------
              Total liabilities ....................................      283,261,270      229,951,798
                                                                         ------------     ------------
Shareholders' equity
     Common stock, $2 par value: 5,333,333 shares authorized; shares
         issued and outstanding: 2003 - 2,400,725; 2002 - 2,400,525         4,801,450        4,801,050
     Additional paid-in capital ....................................       11,485,449       11,484,649
     Retained earnings .............................................        2,270,848        1,688,158
     Accumulated other comprehensive income - net unrealized
         gain on available for sale securities, net of tax .........          255,871          571,098
                                                                         ------------     ------------
              Total shareholders' equity ...........................       18,813,618       18,544,955
                                                                         ------------     ------------
              Total liabilities and shareholders' equity ...........     $302,074,888     $248,496,753
                                                                         ============     ============

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                        2003             2002          2003             2002
                                                    -----------     -----------     -----------     -----------

Interest and Dividend Income
   Interest and fees on loans .................     $ 3,040,352     $ 2,438,451     $ 5,938,354     $ 4,823,456
   Interest and dividends on
      investment securities ...................         484,031         468,547       1,008,246         974,159
   Interest on federal funds sold .............          45,756          39,852          56,756          81,541
                                                    -----------     -----------     -----------     -----------
     Total interest and dividend income .......       3,570,139       2,946,850       7,003,356       5,879,156
                                                    -----------     -----------     -----------     -----------
Interest Expense
   Interest on deposits .......................       1,169,853       1,081,217       2,231,746       2,228,571
   Interest on Federal Home Loan Bank
         borrowings ...........................          79,423          26,106         127,373          26,458
   Interest on Trust Preferred Securities .....          90,890            --            95,791            --
   Interest on other borrowings ...............          35,368          30,414          76,926          48,463
                                                    -----------     -----------     -----------     -----------
     Total interest expense ...................       1,375,534       1,137,737       2,531,836       2,303,492
                                                    -----------     -----------     -----------     -----------
     Net interest income ......................       2,194,605       1,809,113       4,471,520       3,575,664
Provision for Loan Losses .....................          90,000          84,000         255,000         158,000
                                                    -----------     -----------     -----------     -----------
     Net interest income after
        provision for loan losses .............       2,104,605       1,725,113       4,216,520       3,417,664
                                                    -----------     -----------     -----------     -----------
Non-Interest Income
   Mortgage brokerage referral fees ...........         961,489         671,229       1,894,272       1,327,271
   Loan processing fees .......................         225,056         122,257         403,804         247,055
   Fees and service charges ...................          87,240          70,949         157,667         143,794
   Gains and origination fees from loans sold .            --           249,365            --           249,365
   Gain (loss) on sale of investment securities         182,575            --           307,739         (31,275)
   Other income ...............................          21,468          18,965          56,936          40,370
                                                    -----------     -----------     -----------     -----------
     Total non-interest income ................       1,477,828       1,132,765       2,820,418       1,976,580
                                                    -----------     -----------     -----------     -----------
Non-Interest Expenses
   Salaries and benefits ......................       1,944,294       1,502,206       3,831,882       2,910,557
   Occupancy and equipment expenses, net ......         328,284         242,816         598,708         504,885
   Data processing and other outside services .         166,269         143,246         358,506         313,780
   Professional services ......................          87,577         105,790         177,242         176,627
   Advertising and promotional expenses .......          85,952          98,442         155,274         155,438
   Forms, printing and supplies ...............          58,358          41,925         102,436          78,828
   Other operating expenses ...................         335,474         272,735         638,155         493,629
                                                    -----------     -----------     -----------     -----------
     Total non-interest expenses ..............       3,006,208       2,407,160       5,862,203       4,633,744
                                                    -----------     -----------     -----------     -----------
     Income before income taxes ...............         576,225         450,718       1,174,735         760,500
                                                    -----------     -----------     -----------     -----------
Provision for Income Taxes ....................         227,000         163,000         460,000         274,000
                                                    -----------     -----------     -----------     -----------
     Net income ...............................     $   349,225     $   287,718     $   714,735     $   486,500
                                                    ===========     ===========     ===========     ===========
     Basic income per share ...................     $      0.15     $      0.12     $      0.30     $      0.20
                                                    ===========     ===========     ===========     ===========
     Diluted income per share .................     $      0.14     $      0.12     $      0.29     $      0.20
                                                    ===========     ===========     ===========     ===========
     Dividends per share ......................     $     0.030     $     0.025     $     0.055     $     0.045
                                                    ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                        2003             2002          2003             2002
                                                    -----------     -----------     -----------     -----------

Net income.....................................     $   349,225     $   287,718     $   714,735     $   486,500

Unrealized holding (losses) gains on securities:
   Unrealized holding (losses) gains arising
   during the period, net of taxes.............        (130,739)        249,073        (315,227)         96,626
                                                    -----------     -----------     -----------     -----------

   Comprehensive income........................     $   218,486     $   536,791     $   399,508     $   583,126
                                                    ===========     ===========     ===========     ===========







See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  2003              2002
                                                                              ------------------------------
Cash Flows from Operating Activities
     Net income .........................................................     $    714,735      $    486,500
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and accretion of investment premiums and discounts, net          239,259            (9,737)
     Originations of loans held for sale ................................             --            (208,000)
     Proceeds from sales of loans held for sale .........................             --             208,000
     Gain on sale of loans ..............................................             --            (249,365)
     Provision for loan losses ..........................................          255,000           158,000
     (Gain) loss on sale of investment securities .......................         (307,739)           31,275
     Depreciation and amortization ......................................          177,520           213,885
     Loss on disposal of bank premises and equipment ....................            2,037              --
     Changes in assets and liabilities:
         Increase in deferred loan fees .................................           81,310           164,343
         Decrease (increase) in accrued interest receivable .............           77,625           (65,373)
         Increase in other assets .......................................         (230,233)          (19,757)
         Decrease in accrued expenses and other liabilities .............          (72,669)          (61,722)
                                                                              ------------      ------------
         Net cash provided by operating activities ......................          936,845           648,049
                                                                              ------------      ------------
Cash Flows from Investing Activities
     Purchases of available for sale securities .........................      (35,642,429)      (37,015,836)
     Proceeds from sales of available for sale securities ...............        7,094,321        10,369,844
     Principal repayments on available for sale securities ..............       11,353,924         2,922,141
     Proceeds from maturities of available for sale securities ..........        6,200,000         1,000,000
     Purchase of Federal Home Loan Bank Stock ...........................         (456,000)           (3,400)
     Purchase of Federal Reserve Bank Stock .............................         (210,100)             --
     Net increase in loans ..............................................      (13,140,932)       (3,896,104)
     Proceeds from sale of loan receivable ..............................             --           1,549,365
     Purchases of bank premises and equipment ...........................         (598,343)          (56,614)
     Proceeds from sale of bank premises and equipment ..................            6,900              --
                                                                              ------------      ------------
         Net cash used in investing activities ..........................      (25,392,659)      (25,130,604)
                                                                              ------------      ------------
Cash Flows from Financing Activities
     Net (decrease) increase in demand, savings and money market deposits         (468,360)       13,434,970
     Net increase (decrease) in time certificates of deposits ...........       30,864,489        (4,208,025)
     Increase in FHLB borrowings ........................................       10,000,000         4,000,000
     Proceeds from issuance of trust preferred securities ...............        7,760,000              --
     Debt issuance costs ................................................          240,000              --
     Increase in securities sold under agreements to repurchase .........             --           5,700,000
     Principal payments on capital lease obligation .....................          (67,282)          (58,739)
     Decrease in collateralized borrowings ..............................          (50,000)          (75,000)
     Dividends paid on common stock .....................................         (120,037)          (96,021)
     Proceeds from issuance of common stock .............................            1,200              --
                                                                              ------------      ------------
         Net cash provided by financing activities ......................       48,160,010        18,697,185
                                                                              ------------      ------------
         Net increase (decrease) in cash and cash equivalents ...........       23,704,196        (5,785,370)

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               2003              2002
                                                                           ------------------------------

Cash and cash equivalents
     Beginning .......................................................       11,734,725        27,032,811
                                                                           ------------      ------------
     Ending ..........................................................     $ 35,438,921      $ 21,247,441
                                                                           ============      ============

Supplemental Disclosures of Cash Flow Information
     Cash paid for:
         Interest ....................................................     $  2,447,679      $  2,317,295
                                                                           ============      ============
         Income Taxes ................................................     $    607,703      $    347,146
                                                                           ============      ============

Supplemental disclosure of noncash investing and financing activities:

     Unrealized holding (loss) gain on available for sale
         securities arising during the period ........................     $   (508,431)     $    140,147
                                                                           ============      ============

     Liabilities for securities purchased but not settled ............     $  5,091,286      $       --
                                                                           ============      ============

     Accrued dividends declared on common stock ......................     $     72,022      $     60,013
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

     The information furnished reflects, in the opinion of management, all normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

(3) Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three and six months ended June 30, 2003 and 2002.

Quarter ended June 30, 2003
                                              Net Income      Shares       Amount
                                              ------------------------------------
Basic Income Per Share
  Income available to common shareholders     $ 349,225     2,400,725     $   0.15
Effect of Dilutive Securities
  Warrants/Stock Options outstanding ....          --          35,137        (0.01)
                                              ---------     ---------     --------
Diluted Income Per Share
  Income available to common shareholders
  plus assumed conversions ..............     $ 349,225     2,435,862     $   0.14
                                              =========     =========     ========

Quarter ended June 30, 2002
                                              Net Income      Shares       Amount
                                              ------------------------------------
Basic Income Per Share
  Income available to common shareholders     $ 287,718     2,400,525     $   0.12
Effect of Dilutive Securities
  Warrants/Stock Options outstanding ....          --          25,398          --
                                              ---------     ---------     --------
Diluted Income Per Share
  Income available to common shareholders
  plus assumed conversions ..............     $ 287,718     2,425,923     $   0.12
                                              =========     =========     ========

Six months ended June 30, 2003
                                              Net Income      Shares       Amount
                                              ------------------------------------
Basic Income Per Share
  Income available to common shareholders     $ 714,735     2,400,725     $   0.30
Effect of Dilutive Securities
  Warrants/Stock Options outstanding ....          --          35,986        (0.01)
                                              ---------     ---------     --------
Diluted Income Per Share
  Income available to common shareholders
  plus assumed conversions ..............     $ 714,735     2,436,711     $   0.29
                                              =========     =========     ========

Six months ended June 30, 2002
                                              Net Income      Shares       Amount
                                              ------------------------------------
Basic Income Per Share
  Income available to common shareholders     $ 486,500     2,400,525     $   0.20
Effect of Dilutive Securities
  Warrants/Stock Options outstanding ....          --          25,114          --
                                              ---------     ---------     --------
Diluted Income Per Share
  Income available to common shareholders
  plus assumed conversions ..............     $ 486,500     2,425,639     $   0.20
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

     Information  about  reportable   segments  and  a  reconciliation  of  such
     information to the consolidated financial statements for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

     Quarter ended June 30, 2003

                                                     Mortgage     Consolidated
                                       Bank           Broker         Totals
                                       ------------------------------------

     Net interest income .....       $  2,195       $   --         $  2,195
     Non-interest income .....            303          1,175          1,478
     Non-interest expense ....          2,071            935          3,006
     Provision for loan losses             90           --               90
     Income before taxes .....            336            240            576
     Assets ..................        301,067          1,008        302,075


     Quarter ended June 30, 2002

                                                     Mortgage     Consolidated
                                       Bank           Broker         Totals
                                       ------------------------------------

     Net interest income .....       $  1,809       $   --         $  1,809
     Non-interest income .....            317            816          1,133
     Non-interest expense ....          1,774            633          2,407
     Provision for loan losses             84           --               84
     Income before taxes .....            268            183            451
     Assets ..................        220,734          1,054        221,788


     Quarter ended June 30, 2003

                                                     Mortgage     Consolidated
                                       Bank           Broker         Totals
                                       ------------------------------------
     Net interest income .....       $  4,472       $   --         $  4,472
     Non-interest income .....            546          2,274          2,820
     Non-interest expense ....          4,042          1,820          5,862
     Provision for loan losses            255           --              255
     Income before taxes .....            721            454          1,175
     Assets ..................        301,067          1,008        302,075


     Quarter ended June 30, 2002

                                                     Mortgage     Consolidated
                                       Bank           Broker         Totals
                                       ------------------------------------
     Net interest income .....       $  3,576       $   --         $  3,576
     Non-interest income .....            357          1,620          1,977
     Non-interest expense ....          3,364          1,270          4,634
     Provision for loan losses            158           --              158
     Income before taxes .....            411            350            761
     Assets ..................        220,734          1,054        221,788

(5) Certain 2002 amounts have been reclassified to conform with the 2003 presentation. Such reclassifications had no effect on net income.

(6) Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                          Three Months Ended                      Six Months Ended
                                             June 30, 2003                          June 30, 2003
                                  Before Tax      Tax       Net of Tax   Before Tax      Tax       Net of Tax
                                   Amount       Effect        Amount       Amount       Effect        Amount
                                  ---------    ---------    ---------    ---------    ---------    ---------
Unrealized holding loss
arising during the period .....   $ (28,295)   $  10,752    $ (17,543)   $(200,692)   $  76,263    $(124,429)

Reclassification adjustment
for gains recognized in income     (182,575)      69,379     (113,196)    (307,739)     116,941     (190,798)
                                  ---------    ---------    ---------    ---------    ---------    ---------

Unrealized holding loss on
available for sale securities,
net of taxes ..................   $(210,870)   $  80,131    $(130,739)   $(508,431)   $ 193,204    $(315,227)
                                  =========    =========    =========    =========    =========    =========

                                          Three Months Ended                      Six Months Ended
                                             June 30, 2002                          June 30, 2002
                                  Before Tax      Tax       Net of Tax   Before Tax      Tax       Net of Tax
                                   Amount       Effect        Amount       Amount       Effect        Amount
                                  ---------    ---------    ---------    ---------    ---------    ---------
Unrealized holding gain
arising during the period .....   $ 395,375    $(146,302)   $ 249,073    $ 108,872    $ (33,810)   $  75,062

Reclassification adjustment
for losses recognized in income        --           --           --         31,275       (9,711)      21,564
                                  ---------    ---------    ---------    ---------    ---------    ---------

Unrealized holding gain on
available for sale securities,
net of taxe ...................   $ 395,375    $(146,302)   $ 249,073    $ 140,147    $ (43,521)   $  96,626
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

(8) During the three months ended June 30, 2003 the Bank entered into $10 million in borrowing transactions with the Federal Home Loan Bank as part of a leveraging strategy; these advances have original terms of three months to four years with interest rates ranging from 1.30% to 2.96%

(9) Bancorp has executed a ten-year lease renewal for its main office location which lease currently expires August 2004 and a ten-year lease for a new branch location scheduled to open in the beginning of the fourth quarter of 2003. The future minimum rental commitments under these leases total $2.6 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         (a)   Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

         (b)   Management's Discussion and Analysis of
               Financial Condition and Results of Operations

SUMMARY

Bancorp had net income of $349,000 ($0.15 basic income per share and $0.14 diluted income per share) for the quarter ended June 30, 2003, compared to net income of $288,000 ($0.12 basic income per share and $0.12 diluted income per share) for the quarter ended June 30, 2002. For the six-month period ended June 30, 2003, net income was $715,000 ($0.30 basic income per share and $0.29 diluted income per share) as compared to net income of $487,000 ($0.20 basic income per share and $0.20 diluted income per share) for the six months ended June 30, 2002.

Total assets increased $53.6 million from $248.5 million at December 31, 2002 to $302.1 million at June 30, 2003. Cash and cash equivalents increased $23.7 million to $35.4 million at June 30, 2003 from $11.7 million at December 31, 2002. The available for sale securities portfolio increased $15.7 million to $76.3 million at June 30, 2003 from $60.6 million at December 31, 2002. The net loan portfolio increased $12.8 million from $170.8 million at December 31, 2002 to $183.6 million at June 30, 2003. Deposits increased $30.4 million to $248.3 million at June 30, 2003 from $217.9 million at December 31, 2002. Borrowings and other liabilities increased $22.9 million to $34.9 million at June 30, 2003 from $12.0 million at December 31, 2002. Total shareholders' equity increased $269,000 to $18.8 million at June 30, 2003 from $18.5 million at December 31, 2002.

FINANCIAL CONDITION

Assets
------

Bancorp's total assets increased $53.6 million from $248.5 million at December 31, 2002 to $302.1 million at June 30, 2003. Cash and cash equivalents increased $23.7 million to $35.4 million at June 30, 2003. Cash and due from banks increased $0.8 million; federal funds sold increased $18.0 million and short term investments increased $4.9 million. The increases in federal funds sold and short term investments is due primarily to increases in deposits largely as a result of the opening of two new branch offices during the second quarter of 2003. Available for sale securities increased $15.7 million, net of principal repayments on mortgage backed securities; this increase represents the investment of funds from the closing of the trust preferred securities offering at the end of the first quarter of 2003 and an interest rate leveraging strategy which was funded by Federal Home Loan Bank borrowings during the second quarter of 2003.

Loans
-----

Bancorp's net loan portfolio increased $12.8 million from $170.8 million at December 31, 2002 to $183.6 million at June 30, 2003. Increases in construction loans of $8.5 million, commercial real estate loans of $5.7 million, commercial loans of $1.7 million, and consumer loans of $0.4 million were partially offset by decreases in residential real estate loans of $3.5 million. At June 30, 2003, the net loan to deposit ratio was 73.9% and the net loan to total assets ratio was 60.8%. At December 31, 2002, the net loan to deposit ratio was 78.4% and the net loan to total assets ratio was 68.7%. Based on loan applications in process management anticipates strong loan growth during the remainder of 2003.

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

The allowance for loan losses is maintained at a level that management believes is adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loan loss experience. A risk rating system is utilized to measure the adequacy of the allowance for loan losses. Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with one being the least risk and nine reflecting the most risk or a complete loss. Risk ratings are assigned by the originating loan officer or loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers. Loan quality control is continually monitored by management subject to oversight by the board of directors through its members who serve on the loan committee, and the adequacy of the allowance for loan losses is presented to and reviewed by the board of directors on a quarterly basis. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management's evaluation of the current loan portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $2.6 million at June 30, 2003, which represents 1.41% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans which may become uncollectible. At December 31, 2002, the allowance for loan losses was $2.4 million or 1.37% of gross loans outstanding.

Analysis of Allowance for Loan Losses
-------------------------------------
                                                            June 30,
     (Thousands of dollars)                            2003          2002
     ----------------------------------------------------------------------
     Balance at beginning of period ............     $ 2,373       $ 1,894
                                                     -------       -------
     Charge-offs ...............................          (1)         --
     Recoveries ................................        --              10
                                                     -------       -------
     Net (charge-offs) recoveries ..............          (1)           10
                                                     -------       -------
     Provision charged to operations ...........         255           158
                                                     -------       -------
     Balance at end of period ..................     $ 2,627       $ 2,062
                                                     =======       =======
     Ratio of net (charge-offs) recoveries
              during the period to average loans
              outstanding during the period ....       (0.00%)        0.01%
                                                     =======       =======

Non-Accrual, Past Due and Restructured Loans
--------------------------------------------

The following table presents non-accruing and past due loans:

                                       June 30,    December 31,
       (Thousands of dollars)            2003         2002
       --------------------------------------------------------
       Loans delinquent over 90
                days still accruing     $  385      $1,172
       Non-accruing loans .........        150         201
                                        ------      ------

       Total ......................     $  535      $1,373
                                        ======      ======

       % of Total Loans ...........       0.29%       0.79%
       % of Total Assets ..........       0.18%       0.56%

Potential Problem Loans
-----------------------

At June 30, 2003, Bancorp had no loans, other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits
--------

Total deposits increased $30.4 million from $217.9 million at December 31, 2002 to $248.3 million at June 30, 2003. Noninterest bearing deposits decreased $1.4 million due primarily to fluctuations in personal demand deposit accounts. Although the balances in demand accounts decreased in the period end comparison, the trend in the average balances shows an overall increase in balances. Interest bearing deposits increased $31.8 million. Money market fund accounts and certificates of deposit increased $2.2 million and $30.9 million, respectively; savings accounts decreased $1.5 million. Increases in certificates of deposit are due primarily to two new branch opening promotions.

Trust Preferred Securities
--------------------------

As indicated in Note 7, Bancorp created a statutory trust which issued $8.0 million in preferred securities to investors. Management elected to create the trust for the reason that it provides an inexpensive means of raising new capital to support core growth and leverage without diluting the rights of existing shareholders. In addition to the favorable regulatory treatment of these securities, there are favorable tax reasons that support this decision. The proceeds of the trust will be used to fund general operations of the Bank.

Borrowings
----------

During the second quarter Bancorp executed a leveraging strategy by purchasing $10 million in mortgage backed securities which was funded by $10 million in Federal Home Loan Bank borrowings.

Other Liabilities
-----------------

At the end of the second quarter, Bancorp purchased mortgage backed securities which settled in July; this transaction of $5.1 million was recorded on the basis of the trade date method of accounting and as such is reflected in other liabilities.

RESULTS OF OPERATIONS

Interest and dividend income and expense
----------------------------------------

Bancorp's interest and dividend income increased $623,000 or 21.2% for the quarter ended June 30, 2003 as compared to the same period in 2002. Interest and fees on loans increased 24.7% or $602,000 from $2.4 million for the quarter ended June 30, 2002 to $3.0 million for the quarter ended June 30, 2003. For the six months ended June 30, 2003, interest and dividend income was $7.0 million which represents an increase of $1.1 million or 19.1% compared to interest and dividend income of $5.9 million for the same period last year. These increases are the result of the increase in the investment and loan portfolios despite a decrease in the interest rate environment.

Bancorp's interest expense increased 20.9% or $238,000 for the quarter ended June 30, 2003 as compared to the same period in 2002. Increases in interest bearing deposits accounts resulted in an increase of 8.2% or $89,000 in interest expense for the quarter ended June 30, 2003 compared to the same period last year. Increases in borrowing transactions resulted in an increase of $149,000 in interest expense for the quarter ended June 30, 2003 as compared to the same period in 2002. For the six months ended June 30, 2003, total interest expense increased $228,000 or 9.9% to $2.5 million as compared to $2.3 million for the six months ended June 30, 2002. Included in interest expense for the three and six months ended June 30, 2003 is $91,000 and $96,000, respectively, due to the closing of an offering of trust preferred securities at the end of the first quarter of 2003. These increases in interest expenses are due to higher levels of interest bearing liabilities partially offset by a lower interest rate environment.

Non-interest income
-------------------

Non-interest income increased 30.5% or $345,000 to $1.5 million for the quarter ended June 30, 2003 as compared to $1.1 million for the comparable period last year. The continued favorable interest rate environment for borrowers has resulted in the maintenance of an historical high level of mortgage brokerage and referral fee income. Mortgage brokerage and referral fees increased 43.2% or $290,000 to $961,000 for the quarter ended June 30, 2003 as compared to $671,000 for the same period last year. Loan processing fees increased 84.1% or $103,000 to $225,000 for the quarter ended June 30, 2003 compared to $122,000 for the same period in 2002. During the second quarter of 2003 Bancorp recorded gains on sales of investment securities of $183,000. Included in the results for the quarter ended June 30, 2002 is a gain of $249,000 from the sale of a nonperforming loan.

For the six months ended June 30, 2003, non-interest income increased $844,000 or 42.3% to $2.8 million as compared to $2.0 million for the same period in 2002. Mortgage brokerage and referral fees increased $567,000 or 42.7% to $1.9 million for the six months ended June 30, 2003 from $1.3 million for the six months ended June 30, 2002. Loan processing fees increased 63.5% or $157,000 from $247,000 for the six months ended June 30, 2002 to $404,000 for the six months ended June 30, 2003. The favorable interest rate environment for borrowers cited earlier resulted in the increases in mortgage brokerage and referral fees and loan processing fees. Included in the results for the six months ended June 30, 2003 are gains on sales of investment securities of $308,000, some of which is attributable to a gain of $117,000 on an investment security for which Bancorp recorded a write-down in 2001 made for the impairment of a debt security due to the deterioration in the financial condition of the issuer; in March 2003 Bancorp received the proceeds from a tender offer made by the issuer at a price of 100% of par for the above security under a comprehensive refinancing plan. Included in the results for the six months ended June 30, 2002 is a gain of $249,000 from the sale of a nonperforming loan.

Non-interest expenses
---------------------

Non-interest expenses increased 24.9% or $599,000 to $3.0 million for the quarter ended June 30, 2003 from $2.4 million for the quarter ended June 30, 2002. Salaries and benefits expense increased 29.4%, or $442,000, to $1.9 million for the quarter ended June 30, 2003 from $1.5 million for the quarter ended June 31, 2002, due primarily to higher levels of commissions and production related incentive compensation accruals, as well as to staffing additions made for the opening of two new branch offices. Occupancy and equipment expense, net increased $85,000 or 35% to $328,000 for the quarter ended June 30, 2003 from $243,000 for the quarter ended June 30, 2002 due primarily to the establishment of additional branch locations. Other non-interest expenses increased $62,000 or 23.0% to $335,000 for the quarter ended June 30, 2003 from $273,000 for the quarter ended June 30, 2002; this increase is due to increases in loan processing expenses as a result of increased loan volumes due to the low interest rate environment.

For the six months ended June 30, 2003, non-interest expenses increased $1.2 million or 26.5% to $5.9 million from $4.6 million for the same period last year for similar reasons cited above. Salary and benefits expense increased $921,000; occupancy and equipment expense, net increased $94,000. Other non-interest expenses increased $145,000; $115,000 of this increase is due to increases in loan processing expenses.

Bancorp has received regulatory approval to establish an additional branch location which will result in additional capital expenditures as well as increases in salaries and benefits and occupancy and equipment expenses. Management anticipates that this branch will open in the beginning of the fourth quarter of 2003.

Income Taxes
------------

Bancorp recorded income tax expense of $227,000 for the quarter ended June 30, 2003 as compared to $163,000 for the quarter ended June 30, 2002. For the six months ended June 30, 2003, income tax expense was $460,000 as compared to $274,000 for the same period last year. These changes are related primarily to the change in pre-tax income as well as to an increase in the Connecticut tax rate. The effective tax rates for the quarters ended June 30, 2003 and June 30, 2002 were 39.3% and 36.2%, respectively; the effective tax rates for the six months ended June 30, 2003 and June 30, 2002 were 39.1% and 36.0%, respectively.

LIQUIDITY

Bancorp's liquidity ratio was 37.0% and 35.5% at June 30, 2003 and 2002, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts, the costs related to opening new branch offices and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates Bancorp's regulatory capital ratios at June 30, 2003 and December 31, 2002 respectively:

                                       June 30, 2003     December 31, 2002
                                       -------------     -----------------

    Leverage Capital ............           8.61%              6.99%
    Tier 1 Risk-based Capital....          11.25%              9.13%
    Total Risk-based Capital.....          13.34%             10.39%

The following table illustrates the Bank's regulatory capital ratios at June 30, 2003 and December 31, 2002 respectively:

                                       June 30, 2003     December 31, 2002
                                       -------------     -----------------

      Leverage Capital ........             8.96%              6.98%
      Tier 1 Risk-based Capital            11.71%              9.11%
      Total Risk-based Capital             12.95%             10.36%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, both Bancorp and the Bank are considered to be "well capitalized" at June 30, 2003 under applicable regulations. To be considered "well-capitalized," an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

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


ITEM 3.  CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of Bancorp's disclosure controls and procedures performed by Bancorp's management, with the participation of Bancorp's Chief Executive Officer and its Chief Financial Officer as of the end of the period covered by this report, Bancorp's Chief Executive Officer and Chief Financial Officer concluded that Bancorp's disclosure controls and procedures have been effective.

As used herein, "disclosure controls and procedures" means controls and other procedures of Bancorp that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Bancorp's management, including its principal executive and principal financial officers, or persons performing similar
functions,   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.

There were no changes in Bancorp's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp's fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Bancorp's internal control over financial reporting.

                          PART II - OTHER INFORMATION.
                          ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Shareholders (the "Annual Meeting") of Patriot National Bancorp, Inc was held on June 17, 2003.

    (b) Not applicable pursuant to Instruction 3 to Item 4 of Part II of Form10-QSB.

    (c) The following is a brief description of the matters voted upon at the Annual Meeting and the number of votes cast for, against or withheld as well as the number of abstentions to each such matter:

         (i)  The election of eleven directors for the ensuing year:

                                                                        Withheld
                                                                    Authority to
                                                    For                 Vote For

         Angelo De Caro                         21,712,119               635,899
         Fred A. DeCaro, Jr.                    21,539,096               988,922
         John J. Ferguson                       21,737,419               610,599
         John A. Geoghegan                      21,737,419               610,599
         L. Morris Glucksman                    21,711,019               636,999
         Charles F. Howell                      21,713,219               634,799
         Michael Intrieri                       21,675,357               672,661
         Richard Naclerio                       21,734,119               613,899
         Robert F. O'Connell                    21,713,219               634,799
         Paul C. Settelmeyer                    21,675,952               671,066
         Philip W. Wolford                      21,711,624               636,394


         (ii) The consideration of a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for Bancorp for the year ending December 31, 2003.

                        For                 Against            Abstain
                      2,026,983              2,955               1,700

    (d)  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    No.     Description
                ---     -----------

                31(1)   Rule   13a-14(a)/15d-14(a)    Certification   of   Chief
                        Executive Officer

                31(2)   Rule   13a-14(a)/15d-14(a)    Certification   of   Chief
                        Financial Officer

                32      Section 1350 Certification

         (b) The issuer filed no reports on Form 8-K during the second quarter of 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PATRIOT NATIONAL BANCORP, INC.
                                        (Registrant)


                                        By: /s/ Robert F. O'Connell
                                            -----------------------
                                            Robert F. O'Connell,
                                            Senior Executive Vice President
                                            Chief Financial Officer

                                            (On behalf of the registrant and as
                                            chief financial officer)

August 13, 2003