Form 10QSB
period 2003-09-30
PATRIOT NATIONAL BANCORP INC
filed 2003-11-13
CIK 1098146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003       Commission file number 000-29599

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

Common stock, $2.00 par value per share, 2,401,125 shares issued and outstanding as of the close of business October 31, 2003.

Transitional Small Business Disclosure Format (check one):  Yes         No  X
                                                               -----      -----

                                Table of Contents

                                                                           Page
                                                                           ----

Part I          FINANCIAL INFORMATION
------

Item 1.         Consolidated Financial Statements                             3

Item 2.         Management's Discussion and Analysis or
                Plan of Operation                                            12

Item 3.         Controls and Procedures                                      22

Part II         OTHER INFORMATION
-------

Item 2.         Changes in Securities                                        23

Item 6.         Exhibits and Reports on Form 8-K                             23

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS
                                                                          September 30,      December 31,
                                                                               2003               2002
                                                                          -------------      -------------
                                                                           (Unaudited)
ASSETS
Cash and due from banks .............................................     $   4,929,673      $   5,385,757
Federal funds sold ..................................................         5,000,000          3,000,000
Short term investments ..............................................         1,838,648          3,348,968
                                                                          -------------      -------------
      Cash and cash equivalents .....................................        11,768,321         11,734,725

Available for sale securities (at fair value) .......................        91,478,828         60,618,366
Federal Reserve Bank stock ..........................................           691,150            481,050
Federal Home Loan Bank stock ........................................         1,077,300            621,300
Loans receivable (net of allowance for loan losses: 2003 $2,837,675;
      2002 $2,372,454) ..............................................       207,559,155        170,794,939
Accrued interest receivable .........................................         1,510,740          1,311,453
Premises and equipment, net .........................................         1,328,110            789,197
Deferred tax asset, net .............................................         1,157,291            754,696
Goodwill ............................................................           930,091            930,091
Other assets ........................................................           716,907            460,936
                                                                          -------------      -------------
           Total assets .............................................     $ 318,217,893      $ 248,496,753
                                                                          =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
      Deposits:
           Noninterest bearing deposits .............................     $  27,302,298      $  25,519,809
           Interest bearing deposits ................................       238,450,822        192,391,451
                                                                          -------------      -------------
                Total deposits ......................................       265,753,120        217,911,260
      Securities sold under agreements to repurchase ................         5,700,000          5,700,000
      Federal Home Loan Bank borrowings .............................        17,000,000          4,000,000
      Trust preferred securities ....................................         8,000,000               --
      Capital lease obligation ......................................           140,556            243,231
      Collateralized borrowings .....................................           274,444            349,444
      Accrued expenses and other liabilities ........................         2,629,477          1,747,863
                                                                          -------------      -------------
                Total liabilities ...................................       299,497,597        229,951,798
                                                                          -------------      -------------
Shareholders' equity
      Common stock, $2 par value: 5,333,333 shares authorized; shares
           issued and outstanding: 2003 - 2,401,125; 2002 - 2,400,525         4,802,250          4,801,050
      Additional paid-in capital ....................................        11,489,109         11,484,649
      Retained earnings .............................................         2,514,705          1,688,158
      Accumulated other comprehensive income - net unrealized
           (loss) gain on available for sale securities, net of tax .           (85,768)           571,098
                                                                          -------------      -------------
                Total shareholders' equity ..........................        18,720,296         18,544,955
                                                                          -------------      -------------
                Total liabilities and shareholders' equity ..........     $ 318,217,893      $ 248,496,753
                                                                          =============      =============

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                       2003             2002           2003             2002
                                                    -----------------------------------------------------------

Interest and Dividend Income
   Interest and fees on loans .................     $ 3,331,853     $ 2,602,775     $ 9,270,207     $ 7,426,230
   Interest and dividends on
      investment securities ...................         620,077         693,260       1,628,323       1,667,419
   Interest on federal funds sold .............          20,993          50,412          77,748         131,953
                                                    -----------     -----------     -----------     -----------
      Total interest and dividend income ......       3,972,923       3,346,447      10,976,278       9,225,602
                                                    -----------     -----------     -----------     -----------
Interest Expense
   Interest on deposits .......................       1,285,471       1,145,068       3,517,217       3,373,639
   Interest on Federal Home Loan Bank
         borrowings ...........................          95,943          49,016         223,315          75,474
   Interest on Trust Preferred Securities .....          86,115            --           181,906            --
   Interest on other borrowings ...............          26,932          48,874         103,857          97,336
                                                    -----------     -----------     -----------     -----------
      Total interest expense ..................       1,494,461       1,242,958       4,026,295       3,546,449
                                                    -----------     -----------     -----------     -----------
      Net interest income .....................       2,478,462       2,103,489       6,949,983       5,679,153
Provision for Loan Losses .....................         211,000          84,000         466,000         242,000
                                                    -----------     -----------     -----------     -----------
      Net interest income after
         provision for loan losses ............       2,267,462       2,019,489       6,483,983       5,437,153
                                                    -----------     -----------     -----------     -----------
Non-Interest Income
   Mortgage brokerage referral fees ...........         831,581         846,231       2,725,854       2,173,502
   Loan processing fees .......................         149,362         148,415         552,764         395,469
   Fees and service charges ...................         106,026          84,697         263,693         228,491
   Gains and origination fees from loans sold .            --              --              --           249,365
   Gain (loss) on sale of investment securities            --             5,542         307,739         (25,733)
   Other income ...............................          24,041          16,323          81,381          56,694
                                                    -----------     -----------     -----------     -----------
      Total non-interest income ...............       1,111,010       1,101,208       3,931,431       3,077,788
                                                    -----------     -----------     -----------     -----------
Non-Interest Expenses
   Salaries and benefits ......................       1,850,282       1,691,463       5,682,164       4,602,020
   Occupancy and equipment expenses, net ......         351,185         245,589         949,893         750,474
   Data processing and other outside services .         176,904         156,499         535,409         470,279
   Professional services ......................          66,426          83,696         243,668         260,323
   Advertising and promotional expenses .......          87,229         104,184         242,503         259,623
   Other operating expenses ...................         332,556         294,600       1,073,152         867,056
                                                    -----------     -----------     -----------     -----------
      Total non-interest expenses .............       2,864,582       2,576,031       8,726,789       7,209,775
                                                    -----------     -----------     -----------     -----------
      Income before income taxes ..............         513,890         544,666       1,688,625       1,305,166
                                                    -----------     -----------     -----------     -----------
Provision for Income Taxes ....................         198,000         207,000         658,000         481,000
                                                    -----------     -----------     -----------     -----------
      Net income ..............................     $   315,890     $   337,666     $ 1,030,625     $   824,166
                                                    ===========     ===========     ===========     ===========
      Basic income per share ..................     $      0.13     $      0.14     $      0.43     $      0.34
                                                    ===========     ===========     ===========     ===========
      Diluted income per share ................     $      0.13     $      0.14     $      0.42     $      0.34
                                                    ===========     ===========     ===========     ===========
      Dividends per share .....................     $     0.030     $     0.025     $     0.085     $     0.070
                                                    ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                       2003             2002           2003             2002
                                                    -----------------------------------------------------------

Net income .....................................    $   315,890     $   337,666     $ 1,030,625     $   824,166

Unrealized holding (losses) gains on securities:
   Unrealized holding (losses) gains arising
   during the period, net of taxes..............       (341,639)        105,946        (656,866)        202,571
                                                    -----------     -----------     -----------     -----------

   Comprehensive (loss) income..................    $   (25,749)    $   443,612     $   373,759     $ 1,026,737
                                                    ===========     ===========     ===========     ===========











See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                       Nine Months Ended
                                                                                        September 30,
                                                                                   2003               2002
                                                                               ------------------------------
Cash Flows from Operating Activities
      Net income .........................................................     $  1,030,625      $    824,166
      Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization and accretion of investment premiums and discounts, net          445,000            38,807
      Originations of loans held for sale ................................             --            (208,000)
      Proceeds from sales of loans held for sale .........................             --             208,000
      Gain on sale of loans ..............................................             --            (249,365)
      Provision for loan losses ..........................................          466,000           242,000
      (Gain) loss on sale of investment securities .......................         (307,739)           25,733
      Depreciation and amortization ......................................          291,144           309,360
      Loss on disposal of bank premises and equipment ....................            2,037              --
      Changes in assets and liabilities:
           Increase in deferred loan fees ................................          197,518           171,509
           Increase in accrued interest receivable .......................         (199,287)         (186,749)
           (Increase) decrease in other assets ...........................          (15,971)           15,914
           Increases in accrued expenses and other liabilities ...........          869,594           384,622
                                                                               ------------      ------------
           Net cash provided by operating activities .....................        2,778,921         1,575,997
                                                                               ------------      ------------
Cash Flows from Investing Activities
      Purchases of available for sale securities .........................      (66,825,874)      (55,062,997)
      Proceeds from sales of available for sale securities ...............        7,094,321        11,375,386
      Principal repayments on available for sale securities ..............       19,474,368         5,876,966
      Proceeds from maturities of available for sale securities ..........        8,200,000         5,000,000
      Purchase of Federal Home Loan Bank Stock ...........................         (456,000)           (3,400)
      Purchase of Federal Reserve Bank Stock .............................         (210,100)             --
      Net increase in loans ..............................................      (37,427,734)      (16,226,093)
      Proceeds from sale of loan receivable ..............................             --           1,549,365
      Purchases of bank premises and equipment ...........................         (838,992)          (65,929)
      Proceeds from sale of bank premises and equipment ..................            6,900              --
                                                                               ------------      ------------
           Net cash used in investing activities .........................      (70,983,111)      (47,556,702)
                                                                               ------------      ------------
Cash Flows from Financing Activities
      Net increase in demand, savings and money market deposits ..........       13,130,440        21,228,748
      Net increase in time certificates of deposits ......................       34,711,420         2,935,011
      Increase in FHLB borrowings ........................................       13,000,000         4,000,000
      Proceeds from issuance of trust preferred securities ...............        8,000,000              --
      Debt issuance costs ................................................         (240,000)             --
      Increase in securities sold under agreements to repurchase .........             --           5,700,000
      Principal payments on capital lease obligation .....................         (102,675)          (89,638)
      Decrease in collateralized borrowings ..............................          (75,000)         (100,000)
      Dividends paid on common stock .....................................         (192,059)         (156,034)
      Proceeds from issuance of common stock .............................            5,660              --
                                                                               ------------      ------------
           Net cash provided by financing activities .....................       68,237,786        33,518,087
                                                                               ------------      ------------
           Net increase (decrease) in cash and cash equivalents ..........           33,596       (12,462,618)

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 2003                2002
                                                                             --------------------------------

Cash and cash equivalents
      Beginning ......................................................         11,734,725          27,032,811
                                                                             ------------        ------------
      Ending .........................................................       $ 11,768,321        $ 14,570,193
                                                                             ============        ============

Supplemental Disclosures of Cash Flow Information
      Cash paid for:
           Interest ..................................................       $  3,530,981        $  3,563,632
                                                                             ============        ============
           Income Taxes ..............................................       $    818,876        $    554,360
                                                                             ============        ============

Supplemental disclosure of noncash investing and financing activities:

      Unrealized holding (loss) gain on available for sale
           securities arising during the period ......................       $ (1,059,461)       $    311,028
                                                                             ============        ============

      Accrued dividends declared on common stock .....................       $     72,034        $     60,013
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

      The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

(3) Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three and nine months ended September 30, 2003 and 2002.

      Quarter ended September 30, 2003
                                                     Net Income          Shares         Amount
                                                    ------------------------------------------
      Basic Income Per Share
        Income available to common shareholders     $  315,890          2,400,855      $  0.13
      Effect of Dilutive Securities
        Warrants/Stock Options outstanding                   --            47,568           --
                                                    ------------------------------------------
      Diluted Income Per Share
        Income available to common shareholders
        plus assumed conversions                    $  315,890          2,448,423      $  0.13
                                                    ===========================================

      Quarter ended September 30, 2002
                                                     Net Income          Shares         Amount
                                                    ------------------------------------------
      Basic Income Per Share
        Income available to common shareholders      $  337,666         2,400,525      $  0.14
      Effect of Dilutive Securities
        Warrants/Stock Options outstanding                   --            25,152           --
                                                     -----------------------------------------
      Diluted Income Per Share
        Income available to common shareholders
        plus assumed conversions                     $  337,666         2,425,677      $  0.14
                                                     =========================================

      Nine months ended September 30, 2003
                                                     Net Income          Shares         Amount
                                                    ------------------------------------------
      Basic Income Per Share
        Income available to common shareholders      $1,030,625         2,400,769      $  0.43
      Effect of Dilutive Securities
        Warrants/Stock Options outstanding                   --            39,846        (0.01)
                                                     -----------------------------------------
      Diluted Income Per Share
        Income available to common shareholders
        plus assumed conversions                     $1,030,625         2,440,615      $  0.42
                                                     =========================================

      Nine months ended September 30, 2002
                                                     Net Income          Shares         Amount
                                                    ------------------------------------------
      Basic Income Per Share
        Income available to common shareholders      $  824,166         2,400,525      $  0.34
      Effect of Dilutive Securities
        Warrants/Stock Options outstanding                   --            25,127           --
                                                     -----------------------------------------
      Diluted Income Per Share
        Income available to common shareholders
        plus assumed conversions                     $  824,166         2,425,652      $  0.34
                                                     =========================================

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

      Information about reportable segments and a reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

      Quarter ended September 30, 2003
      --------------------------------

                                                     Mortgage      Consolidated
                                         Bank         Broker          Totals
                                         -----------------------------------

      Net interest income .....       $  2,478       $   --         $  2,478
      Non-interest income .....            149            962          1,111
      Non-interest expense ....          2,125            740          2,865
      Provision for loan losses            211           --              211
      Income before taxes .....            292            222            514
      Assets at period end ....        317,215          1,003        318,218

      Quarter ended September 30, 2002
      --------------------------------

                                                     Mortgage      Consolidated
                                         Bank         Broker          Totals
                                         -----------------------------------

      Net interest income .....       $  2,103       $   --         $  2,103
      Non-interest income .....             69          1,032          1,101
      Non-interest expense ....          1,779            797          2,576
      Provision for loan losses             84           --               84
      Income before taxes .....            310            235            545
      Assets at period end ....        236,423          1,076        237,499

      Nine months ended September 30, 2003
      ------------------------------------

                                                     Mortgage      Consolidated
                                         Bank         Broker          Totals
                                         -----------------------------------

      Net interest income .....       $  6,950       $   --         $  6,950
      Non-interest income .....            695          3,236          3,931
      Non-interest expense ....          6,167          2,560          8,727
      Provision for loan losses            466           --              466
      Income before taxes .....          1,013            676          1,689
      Assets at period end ....        317,215          1,003        318,218

      Nine months ended September 30, 2002
      ------------------------------------

                                                     Mortgage      Consolidated
                                         Bank         Broker          Totals
                                         -----------------------------------

      Net interest income .....       $  5,679       $   --         $  5,679
      Non-interest income .....            426          2,652          3,078
      Non-interest expense ....          5,143          2,067          7,210
      Provision for loan losses            242           --              242
      Income before taxes .....            720            585          1,305
      Assets at period end ....        236,423          1,076        237,499


(5) Certain 2002 amounts have been reclassified to conform with the 2003 presentation. Such reclassifications had no effect on net income.

(6) Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                            Three Months Ended                              Nine Months Ended
                                            September 30, 2003                              September 30, 2003
                                    Before Tax        Tax         Net of Tax       Before Tax         Tax         Net of Tax
                                      Amount         Effect         Amount           Amount          Effect         Amount
                                  --------------------------------------------------------------------------------------------
Unrealized holding loss
arising during the period ....    $  (551,030)    $   209,391     $  (341,639)    $  (751,722)    $   285,654     $  (466,068)

Reclassification adjustment
for gains recognized in income           --              --              --          (307,739)        116,941        (190,798)
                                  --------------------------------------------------------------------------------------------

Unrealized holding loss on
available for sale securities,
net of taxes .................    $  (551,030)    $   209,391     $  (341,639)    $(1,059,461)    $   402,595     $  (656,866)
                                  ============================================================================================

                                            Three Months Ended                              Nine Months Ended
                                            September 30, 2003                              September 30, 2003
                                    Before Tax        Tax         Net of Tax       Before Tax         Tax         Net of Tax
                                      Amount         Effect         Amount           Amount          Effect         Amount
                                  --------------------------------------------------------------------------------------------
Unrealized holding gain
arising during the period ....    $   176,422     $   (67,040)    $   109,382     $   285,295     $   (99,484)    $   185,811

Reclassification adjustment
for (gains) losses
recognized in income .........         (5,542)          2,106          (3,436)         25,733          (8,973)         16,760
                                  --------------------------------------------------------------------------------------------

Unrealized holding gain on
available for sale securities,
net of taxes .................    $   170,880     $   (64,934)    $   105,946     $   311,028     $  (108,457)    $   202,571
                                  ============================================================================================

(7) At the end of the first quarter of 2003, Bancorp created a statutory trust of which Bancorp owns 100% of the capital stock. The trust issued $8.0 million in variable rate preferred securities to investors with a current rate of 4.29%; the rate may adjust quarterly based on changes to LIBOR. The duration of the trust is 35 years with early redemption at par at the Company's option after five years, or earlier in the event of certain regulatory or tax changes. The proceeds from the issuance of the preferred securities were used to purchase junior subordinated debt from Bancorp. Bancorp primarily invested the funds from the issuance of the debt in Patriot National Bank (the "Bank"), which in turn used the proceeds to fund general operations of the Bank. The securities qualify for up to 25% of Bancorp's Tier 1 Capital with the remainder qualifying as Tier 2 Capital.

(8) During the nine months ended September 30, 2003 the Bank entered into an additional $13 million in borrowing transactions with the Federal Home Loan Bank; $10 million of the borrowings was used as part of a leveraging strategy; the additional $3 million was used to fund loan demand. Outstanding borrowings at September 30, 2003 have original terms of six months to five years with interest rates ranging from 1.27% to 5.11%.

(9) Bancorp has executed a ten-year lease renewal for its main office location which lease currently expires August 2004, and a ten-year lease for a new branch location which opened November 2003. The future minimum rental commitments under these leases total $2.6 million.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       (a)  Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

       (b)  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

SUMMARY

Bancorp had net income of $316,000 ($0.13 basic income per share and $0.13 diluted income per share) for the quarter ended September 30, 2003, compared to net income of $338,000 ($0.14 basic income per share and $0.14 diluted income per share) for the quarter ended September 30, 2002. For the nine-month period ended September 30, 2003, net income was $1,031,000 ($0.43 basic income per share and $0.42 diluted income per share) as compared to net income of $824,000 ($0.34 basic income per share and $0.34 diluted income per share) for the nine months ended September 30, 2002.

Total assets increased $69.7 million from $248.5 million at December 31, 2002 to $318.2 million at September 30, 2003. Cash and cash equivalents remained largely unchanged at September 30, 2003 as compared to December 31, 2002. The available for sale securities portfolio increased $30.9 million to $91.5 million at September 30, 2003 from $60.6 million at December 31, 2002. The net loan portfolio increased $36.8 million from $170.8 million at December 31, 2002 to $207.6 million at September 30, 2003. Deposits increased $47.9 million to $265.8 million at September 30, 2003 from $217.9 million at December 31, 2002.
Borrowings and other liabilities increased $21.7 million to $33.7 million at September 30, 2003 from $12.0 million at December 31, 2002. Total shareholders' equity increased $175,000 to $18.7 million at September 30, 2003 from $18.5 million at December 31, 2002.

FINANCIAL CONDITION

Assets
------

Bancorp's total assets increased $69.7 million from $248.5 million at December 31, 2002 to $318.2 million at September 30, 2003. Cash and cash equivalents remained largely unchanged at September 30, 2003 as compared to December 31, 2002. Cash and due from banks decreased $0.5 million; federal funds sold increased $2.0 million and short term investments decreased $1.5 million.

Investments
-----------

The following table is a summary of Bancorp's available for sale securities portfolio, at fair value, at the dates shown:

                                            September 30,         December 31
                                                2003                  2002
------------------------------------------------------------------------------
U. S. Government Agency Obligations       $   11,966,075         $   9,129,414
Mortgage Backed Securities                    67,512,753            38,461,159
Corporate Bonds                                     --                 383,797
Marketable equity securities                  12,000,000            12,643,996
                                          --------------         -------------
Total Investments                         $   91,478,828         $  60,618,366
                                          ======+=======         =============

Available for sale securities increased $30.9 million from $60.6 million at December 31, 2002 to $91.5 million at September 30, 2003. This increase represents the investment of funds from the closing of the trust preferred securities offering at the end of the first quarter of 2003, an interest rate leveraging strategy which was funded by Federal Home Loan Bank borrowings during the second quarter of 2003, and the reinvestment of funds from investment maturities, principal repayments and sales of investments in 2003.

During the three and nine months ended September 30, 2003 unrealized holding losses on the available for sale securities portfolio totaled $551,000 and $1,059,000, respectively. These unrealized losses were the result of volatility in market rates and yield curve changes that impacted the market prices of government agency bonds and mortgage backed securities. Management does not believe these unrealized losses are other than temporary, and Bancorp has the ability to hold these securities to maturity if necessary. As a result, management believes that these unrealized losses will not have a negative impact on future earnings and capital.

Loans
-----

The following table is a summary of Bancorp's loan portfolio at the dates shown:

                                          September 30,             December 31
                                              2003                     2002
 ------------------------------------------------------------------------------
 Real Estate
     Commercial                         $   91,122,891           $   65,967,205
     Residential                            17,629,187               27,012,024
     Construction                           59,607,199               39,208,651
  Commercial                                15,326,391               13,021,909
  Consumer installment                       1,985,919                1,757,321
  Consumer home equity                      25,534,570               26,812,092
                                        --------------           --------------
  Total Loans                              211,206,157              173,779,202
  Net deferred fees                           (809,327)                (611,809)
  Allowance for loan losses                 (2,837,675)              (2,372,454)
                                        --------------           --------------
  Total Loans                           $  207,559,155           $  170,794,939
                                        ==============           ==============

Bancorp's net loan portfolio increased $36.8 million from $170.8 million at December 31, 2002 to $207.6 million at September 30, 2003. Increases in commercial real estate loans of $25.1 million, construction loans of $20.4 million and commercial loans of $2.3 million were partially offset by decreases in residential real estate and home equity loans of $9.4 million and $1.3 million, respectively. Refinance transactions have resulted in a decrease in the residential real estate loan portfolio of $9.4 million. A favorable interest rate environment for borrowers combined with a strong real estate market continues to contribute to the overall growth in the loan portfolio.

At September 30, 2003, the net loan to deposit ratio was 78.1% and the net loan to total assets ratio was 65.2%. At December 31, 2002, the net loan to deposit ratio was 78.4% and the net loan to total assets ratio was 68.7%. Based on loan applications in process and anticipated repayments, management anticipates maintaining the current level of the loan portfolio through the end of 2003.

Critical Accounting Policies
----------------------------

In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Bancorp believes the following discussion addresses Bancorp's only critical accounting policy, which is the policy that is most important to the portrayal of Bancorp's financial results and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Based upon this evaluation, management believes the allowance for loan losses of $2.8 million at September 30, 2003, which represents 1.35% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans which may become uncollectible. At December 31, 2002, the allowance for loan losses was $2.4 million or 1.37% of gross loans outstanding.

Analysis of Allowance for Loan Losses
-------------------------------------
                                                                September 30,
(Thousands of dollars)                              2003            2002
-------------------------------------------------------------------------------
Balance at beginning of period .............       $ 2,373         $ 1,894
                                                   -----------------------
Charge-offs ................................            (1)           --
Recoveries .................................          --                10
                                                   -----------------------
Net (charge-offs) recoveries ...............            (1)             10
                                                   -----------------------
Provision charged to operations ............           466             242
                                                   -----------------------
Balance at end of period ...................       $ 2,838         $ 2,146
                                                   =======================
Ratio of net (charge-offs) recoveries
          during the period to average loans
          outstanding during the period ....         (0.00%)          0.01%
                                                   =======================

Non-Accrual, Past Due and Restructured Loans
--------------------------------------------

The following table presents non-accruing and past due loans:

                                                 September 30,   December 31,
(Thousands of dollars)                               2003            2002
-------------------------------------------------------------------------------
Loans delinquent over 90
          days still accruing                      $   315          $1,172
Non-accruing loans ..........                          150             201
                                                   -----------------------

Total .......................                      $   465          $1,373
                                                   =======================

% of Total Loans ............                         0.22%          0.79%
% of Total Assets ...........                         0.15%          0.56%


Potential Problem Loans
-----------------------

At September 30, 2003, Bancorp had no loans, other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Premises and Equipment
----------------------

The opening of two new branches combined with the renovation of a third new branch, which opened in November, has resulted in an increase of $539,000 in premises and equipment, net from $789,000 at December 31, 2002 to $1.3 million at September 30, 2003.

Deposits
--------

The following table is a summary of Bancorp's deposits at the dates shown:

                                              September 30,        December 31
                                                       2003               2002
------------------------------------------------------------------------------

Non-interest bearing ...................       $ 27,302,298       $ 25,519,809
                                               ------------       ------------

Interest bearing
   Time certificates, less than $100,000         79,304,242         57,202,908
   Time certificates, $100,000 or more .         41,291,431         28,681,345
   Money market ........................         67,560,241         56,973,507
   Savings .............................         23,764,157         26,847,780
   NOW .................................         26,530,751         22,685,911
                                               ------------       ------------
Total interest bearing .................        238,450,822        192,391,451
                                               ------------       ------------
Total Deposits .........................       $265,753,120       $217,911,260
                                               ============       ============

Total deposits increased $47.9 million from $217.9 million at December 31, 2002 to $265.8 million at September 30, 2003. Noninterest bearing deposits increased $1.8 million due primarily to increases in commercial demand deposit accounts. Interest bearing deposits increased $46.0 million. Certificates of deposit increased $34.7 million; money market fund accounts and NOW accounts increased $10.6 million and $3.8 million, respectively; savings accounts decreased $3.1 million. Increases in certificates of deposit are due primarily to bank wide promotional campaigns associated with two new branch openings. Due to the uncertainty in short term interest rates, many depositors have been keeping funds liquid which has resulted in an increase in money market fund accounts.

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

Borrowings
----------

During the second quarter Bancorp executed a leveraging strategy by purchasing $10 million in mortgage backed securities which was funded by $10 million in Federal Home Loan Bank borrowings. During the third quarter, the Bank borrowed an additional $3 million from the Federal Home Loan Bank to fund loan demand.

RESULTS OF OPERATIONS

Interest and dividend income and expense
----------------------------------------

Bancorp's interest and dividend income increased $626,000 or 18.7% for the quarter ended September 30, 2003 as compared to the same period in 2002. Interest and fees on loans increased 28.0% or $729,000 from $2.6 million for the quarter ended September 30, 2002 to $3.3 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2003, interest and dividend income was $11.0 million which represents an increase of $1.8 million or 19.0% compared to interest and dividend income of $9.2 million for the same period last year. These increases are the result of the increase in the investment and loan portfolios, net of decreases in the yields on interest earning assets.

Bancorp's interest expense increased 20.2% or $252,000 for the quarter ended September 30, 2003 as compared to the same period in 2002. Increases in interest bearing deposits accounts resulted in an increase of 12.3% or $140,000 in interest expense for the quarter ended September 30, 2003 compared to the same period last year. Increases in outstanding borrowings resulted in an increase of $111,000 in interest expense for the quarter ended September 30, 2003 as compared to the same period in 2002. For the nine months ended September 30, 2003, total interest expense increased $480,000 or 13.5% to $4.0 million as compared to $3.5 million for the nine months ended September 30, 2002. These increases in interest expenses are due to higher levels of interest bearing liabilities partially offset by lower interest rates on interest bearing liabilities. Included in interest expense for the three and nine months ended September 30, 2003 is $86,000 and $182,000, respectively from trust preferred securities obligations incurred at the end of the first quarter of 2003.

Non-interest income
-------------------

Non-interest income increased $10,000 or 0.9% to $1.1 million for the quarter ended September 30, 2003 as compared to the comparable period last year. The continued favorable interest rate environment for borrowers has resulted in the maintenance of an historical high level of mortgage brokerage and referral fee income. Mortgage brokerage and referral fees decreased slightly by 1.7% or $15,000 to $831,000 for the quarter ended September 30, 2003 as compared to $846,000 for the same period last year. This decrease was due primarily to an increase in long term interest rates during the third quarter.

For the nine months ended September 30, 2003, non-interest income increased $854,000 or 27.7% to $3.9 million as compared to $3.1 million for the same period in 2002. Mortgage brokerage and referral fees increased $552,000 or 25.4% to $2.7 million for the nine months ended September 30, 2003 from $2.2 million for the nine months ended September 30, 2002. Loan processing fees increased 39.8% or $157,000 from $395,000 for the nine months ended September 30, 2002 to $553,000 for the nine months ended September 30, 2003. The favorable interest rate environment for borrowers cited earlier resulted in the increases in mortgage brokerage and referral fees and loan processing fees. Included in the results for the nine months ended September 30, 2003 are gains on sales of investment securities of $308,000. A portion of the gains is attributable to a gain of $117,000 on an investment security for which Bancorp recorded a write-down in 2001 made for the impairment of a debt security due to the deterioration in the financial condition of the issuer; in March 2003 Bancorp received the proceeds from a tender offer made by the issuer at a price of 100% of par for the above security under a comprehensive refinancing plan. Included in the results for the nine months ended September 30, 2002 is a gain of $249,000 from the sale of a nonperforming loan.

Non-interest expenses
---------------------

Non-interest expenses increased 11.2% or $289,000 to $2.9 million for the quarter ended September 30, 2003 from $2.6 million for the quarter ended September 30, 2002. Salaries and benefits expense increased 9.4%, or $159,000, to $1.9 million for the quarter ended September 30, 2003 from $1.7 million for the quarter ended September 30, 2002, due primarily to higher levels of commissions and production related incentive compensation accruals, as well as to staffing additions made for the opening of two new branch offices. Occupancy and equipment expense, net increased $106,000 or 43% to $351,000 for the quarter ended September 30, 2003 from $246,000 for the quarter ended September 30, 2002 due primarily to the establishment of additional branch locations. Other non-interest expenses increased $38,000 or 12.9% to $333,000 for the quarter ended September 30, 2003 from $295,000 for the quarter ended September 30, 2002.

For the nine months ended September 30, 2003, non-interest expenses increased $1.5 million or 21.0% to $8.7 million from $7.2 million for the same period last year for similar reasons cited above. Salary and benefits expense increased $1.1 million; occupancy and equipment expense, net increased $199,000. Other non-interest expenses increased $206,000; $122,000 of this increase is due to increases in loan processing expenses.

Bancorp has received regulatory approval to establish an additional branch location which will result in additional capital expenditures as well as increases in salaries and benefits and occupancy and equipment expenses. This new branch office opened November 4, 2003.

Income Taxes
------------

Bancorp recorded income tax expense of $198,000 for the quarter ended September 30, 2003 as compared to $207,000 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, income tax expense was $658,000 as compared to $481,000 for the same period last year. These changes are related primarily to the change in pre-tax income as well as to an increase in the Connecticut tax rate. The effective tax rates for the quarters ended September 30, 2003 and September 30, 2002 were 38.5% and 38.0%, respectively; the effective tax rates for the nine months ended September 30, 2003 and September 30, 2002 were 39.0% and 36.8%, respectively.

LIQUIDITY

Bancorp's liquidity ratio was 32.5% and 34.7% at September 30, 2003 and 2002, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts, the costs related to opening new branch offices and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates Bancorp's regulatory capital ratios at September 30, 2003 and December 31, 2002 respectively:

                                         September 30, 2003    December 31, 2002
                                         ------------------    -----------------

Leverage Capital ...................            7.84%                6.99%
Tier 1 Risk-based Capital...........           10.43%                9.13%
Total Risk-based Capital ...........           12.40%               10.39%

The following table illustrates the Bank's regulatory capital ratios at September 30, 2003 and December 31, 2002 respectively:

                                         September 30, 2003    December 31, 2002
                                         ------------------    -----------------

Leverage Capital ...................            8.19%                6.98%
Tier 1 Risk-based Capital...........           10.89%                9.11%
Total Risk-based Capital ...........           12.11%               10.36%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, both Bancorp and the Bank are considered to be "well capitalized" at September 30, 2003 under applicable regulations. To be considered "well-capitalized," an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

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

There were no changes in Bancorp's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp's fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Bancorp's internal control over financial reporting.

                          PART II - OTHER INFORMATION.
                           ---------------------------

ITEM 2.    CHANGES IN SECURITIES

      (a)   Not applicable

      (b)   Not applicable

      (c) On September 9, 2003, Bancorp issued 400 shares of its Common Stock to a former director as part of a consulting arrangement with Patriot National Bank. The obligation under this agreement was assumed by Bancorp at the time the Bank became a wholly owned subsidiary of Bancorp.

            Bancorp claims an exemption from registration for the issuance of these shares under Rule 504 under the Securities Act of 1933, on the basis that the aggregate price for these shares is less than $1,000,000.

      (d)   Not applicable


Item 6.     Exhibits and Reports on Form 8-K

      (a)   No.    Description


            31(1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

            31(2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

            32     Section 1350 Certification

      (b) During the quarter ended September 30, 2003, Bancorp filed one Current Report on Form 8-K dated July 17, 2003 (filed July 17, 2003) responding to Items 7 and 12 and relating to a press release announcing certain information concerning Bancorp's results of operations for the quarter ended June 30, 2003 and its financial condition at June 30, 2003.

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

November 13, 2003

                                 EXHIBIT INDEX



              No.                          Description
              ---                          -----------

            31(1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

            31(2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

            32     Section 1350 Certification