Form 10KSB
period 2003-12-31
PATRIOT NATIONAL BANCORP INC
filed 2004-03-30
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                       FORM 10- KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to   ___________

Commission file number 000-29599

               PATRIOT NATIONAL BANCORP, INC.
      (Name of small business issuer in its charter)


         Connecticut                         06-1559137
(State or other jurisdiction     (IRS Employer Identification Number)
 of incorporation or organization)
       900 Bedford Street
    Stamford, Connecticut                       06901
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number                     (203) 324-7500

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


                           Yes X     No


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $ 20,028,442
                                                          ----------

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2004 based on the last sale price as reported on the NASDAQ Small Cap Market: $ 21,348,833.
                                           ----------

Number of shares of the registrant's Common Stock, par value $2.00 per share, outstanding as of February 28, 2004: 2,412,774.
                                            ---------

Documents Incorporated by Reference
-----------------------------------

Proxy Statement for 2004 Annual              Incorporated into Part III
Meeting of Shareholders. (A definitive       Form 10-KSB
proxy statement will be filed with the
Securities and Exchange Commission within
120 days after the close of the fiscal year covered by this Form 10-KSB.)

Transitional Small Business Disclosure Format (check one):


        Yes       No X




Table of Contents


Part I
------

Item 1. Description of Business

Item 2. Description of Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders



Part II -------

Item 5. Market for Common Equity and Related Shareholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures



Part III --------

Item 9. Directors and Executive Officers of the Registrant

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Principal Accountant Fees and Services





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

The Bank was granted preliminary approval by the Comptroller of the Currency (the "OCC") on March 5, 1993. It received its charter and commenced operations as a national bank on August 31, 1994. Since then, the Bank has opened branch offices in Greenwich and Old Greenwich, Connecticut in 1997 and 1999, respectively, two branch offices in Norwalk, Connecticut, one in 2001 and a second in 2003, a second Stamford location in 2003 and a branch office in Wilton, Connecticut in 2003. It recently received regulatory approval to open a branch office in Darien, Connecticut.

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

On March 11, 2003, Bancorp formed Patriot National Statutory Trust I (the "Trust") for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by Bancorp. Bancorp primarily invested the funds from the issuance of the debt in the Bank, which in turn used the proceeds to fund general operations of the Bank.

As of the date hereof, the only business of Bancorp is its ownership of all of the issued and outstanding capital stock of the Bank and the Trust. Except as specifically noted otherwise herein, the balance of the description of Bancorp's business is a description of the Bank's business.

The Bank conducts business at its main office located at 900 Bedford Street, Stamford, Connecticut and at branch offices located at 838 High Ridge Road, Stamford, Connecticut, 100 Mason Street, Greenwich, Connecticut, 184 Sound Beach Avenue, Old Greenwich, Connecticut, 16 River Street and 365 Westport Avenue in Norwalk, Connecticut and One Danbury Road, Wilton Connecticut. The Bank also operates mortgage origination offices at 71 Lewis Street, Greenwich, Connecticut and 20 Broad Hollow Road, Melville, New York.

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

Residents and businesses in Stamford, Greenwich, Norwalk and Wilton, Connecticut provide the majority of the Bank's deposits. The Bank has focused its attention on serving the segment of its market area historically served by community banks. The Bank competes in its market by providing a high level of personalized and responsive banking service for which the Bank believes there is a need. This area is bordered by New York State to the west, the Town of Ridgefield to the north, the Town of Westport to the east, and Long Island Sound to the south.

The Bank's loan customers extend beyond Stamford, Greenwich, Norwalk and Wilton to include the adjacent towns in Fairfield County, Connecticut, and towns in Westchester County, New York, although the Bank's loan business is not necessarily limited to these areas. The Bank's mortgage brokerage business is concentrated in the areas surrounding its loan origination offices. While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in the Fairfield County area, the Bank believes that the service, professional and related businesses which have been attracted to this area, as well as the individuals that reside in this area, represent current and potential customers of the Bank.

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

The Cities of Stamford and Norwalk and the Towns of Greenwich and Wilton are presently served by approximately 130 branches of commercial banks and savings banks, most of which are offices of banks which have headquarters outside of the area or are subsidiaries of bank or financial holding companies whose headquarters are outside of Stamford, Greenwich, Norwalk or Wilton. In addition to banks with branches in the same areas as the Bank, there are numerous banks and financial institutions serving the communities surrounding these areas, which also draw customers from Stamford, Greenwich, Norwalk and Wilton, posing significant competition to the Bank for deposits and loans. Competition can also be expected from out-of-state financial institutions, which may establish or acquire offices in the Bank's service area and from other local financial institutions which may be formed in the future. Many of such banks and financial institutions are well established and well capitalized.

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

In addition to other laws and regulations, Bancorp and the Bank are subject to the Community Reinvestment Act ("CRA"), which requires the Federal bank regulatory agencies, when considering certain applications involving Bancorp or the Bank, to consider Bancorp's and the Bank's record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and over unwarranted geographic differences in lending patterns. Existing banks have sought to comply with CRA in various ways; some banks have made use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements and small business loans. For example, this may include participation in various government insured lending programs, such as Federal Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value ratio conventional mortgage loans with private mortgage insurance. To date, the market area from which the Bank draws much of its business is Stamford, Greenwich, Norwalk and Wilton, which are characterized by a very diverse ethnic, economic and racial cross-section of the population. As the Bank expands further, the market areas served by the Bank will continue to evolve. Bancorp and the Bank have not and will not adopt any policies or practices, which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the communities served by the Bank.

Bancorp does not anticipate that compliance with applicable federal and state banking laws will have a material adverse effect on its business or the business of the Bank. Neither Bancorp nor the Bank has any material patents, trademarks, licenses, franchises, concessions and royalty agreements or labor contracts, other than the charter granted to the Bank by the OCC. The Bank has, however, registered the trademark "Patriot" and the corresponding logo with the State of Connecticut Trademark Office. Compliance by Bancorp and the Bank with federal, state and local provisions which have been enacted or adopted regulating or otherwise relating to the discharge of material into the environment is not expected to have a material effect upon the capital expenditures, earnings or competitive position of Bancorp.

As of December 31, 2003, Bancorp had 84 full-time employees and six part-time employees. None of the employees of Bancorp is covered by a collective bargaining agreement.

Item 2. Description of Properties
        -------------------------

The Bank leases approximately 12,000 square feet of office space located at 900 Bedford Street, Stamford, Connecticut, which is used for its main office and as the corporate offices of Bancorp. Such space is adequate for Bancorp's and the Bank's current needs. The entire building is being leased by the Bank for a term of ten years, which commenced on September 1, 1994. The Bank's lease also provides the Bank with a right of first refusal to purchase the building in the event the owner of the property receives an offer to purchase the building from a third party which it wishes to accept, on the same terms and conditions of such offer, subject to the terms of the lease. The Bank renewed this lease for a term of ten years commencing September 1, 2004 at a fixed rent for the first year with rent increases for the remainder of the term based on increases in the consumer price index. The lease provides for a five-year renewal after the initial term at the Bank's option. The Bank currently occupies approximately 90% of the space in the 900 Bedford Street building. The Bank has sublet the remaining space under a sublease having a maturity which coincides with the Bank's lease maturity. The business of the subtenant of the Bank is a law practice. See also, "Item 12. Certain Relationships and Related Transactions."

The Bank has entered into an agreement for additional parking at an annual rent of $18,000 which lease expires on January 31, 2005.

The Bank leases approximately 5,000 square feet of office space on the first floor located at 100 Mason Street, Greenwich, Connecticut which includes the 71 Lewis Street office of Pinnacle. The lease has a five-year term commencing July 1, 2002 at an initial annual rent of $246,000, which rent will increase by approximately 3% each consecutive year. The lease provides for two additional five-year renewals after the initial term at the Bank's option.

The Bank leases approximately 1,300 square feet of office space at 184 Sound Beach Avenue, Old Greenwich, Connecticut. The lease was renewed on December 31, 2003 at a fixed annual rent of $54,000.

The Bank leases approximately 2,100 square feet of office space at 16 River Street, Norwalk, Connecticut. The lease commenced on January 1, 2001 with a five-year term at an initial annual rent of $27,648 with annual increases of approximately 2.4% through the fifth year of the lease. The lease provides for a five-year renewal after the initial term at the Bank's option.

The Bank leases approximately 1,200 square feet of office space at 20 Broad Hollow Road, Melville, New York for a Pinnacle mortgage origination office. The lease commenced on April 1, 2002 at an initial annual rent of $23,400 with a three-year term, which rent will increase by approximately 5% each consecutive year. The lease provides for a three-year renewal after the initial term at the Bank's option.

The Bank leases approximately 1,250 square feet of office space at 365 Westport Avenue, Norwalk Connecticut. The lease commenced on January 1, 2003 with a five-year term at an annual rent of $36,240, which rent will increase based on increases in the Consumer Price Index. The lease provides for three five-year renewals after the initial term at the Bank's option.

The Bank leases approximately 3,032 square feet of office space at 838 High Ridge Road, Stamford Connecticut. The lease commenced on April 1, 2003 at an annual rent of $100,056 for an initial term of ten years, which rent will increase by approximately 3% during the third year; during years four through ten, increases will be based on increases in the Consumer Price Index. The lease provides for a ten-year renewal after the initial term at the option of the Bank. The Bank currently occupies 95% of the space in the 838 High Ridge Road facility. The Bank has licensed the remaining space under a licensing agreement with an attorney. See also, "Item 12. Certain Relationships and Related Transactions."

The Bank leases approximately 2,000 square feet of office space at One Danbury Road, Wilton, Connecticut. The lease commenced on April 1, 2003 at an annual rent of $53,700 for an initial term of ten years, which rent will increase each year thereafter based on increases in the consumer price index. The lease provides for a five-year renewal after the initial term at the option of the Bank.

The Bank leases approximately 3,900 square feet of office space at 1177 Summer Street, Stamford, Connecticut for a Pinnacle mortgage origination office which is relocating from the 71 Lewis Street, Greenwich, Connecticut location. The lease commenced on March 19, 2004 at an annual rent of $90,800 for an initial term of five years, which rent will increase $3,900 per year in years two through five. The lease provides for two five-year renewal periods after the initial term at the Bank's option.

The Bank leases approximately 2,400 square feet of office space at 800 Post Road, Darien, Connecticut for the purpose of establishing a branch office; it is anticipated that the Darien location will open for business in the second quarter of 2004. The lease commences on April 15, 2004 at an annual rent of $86,500 for an initial term which expires October 15 ,2004, which rent will increase by approximately 8.5% after the fifth year. The lease provides for a five-year renewal after the initial term at the option of the Bank.

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

During the fourth quarter of 2003, no matter was submitted to a vote of shareholders.


                           PART II

Item 5.  Market for Common Equity and Related Shareholder Matters
         --------------------------------------------------------

Market Information
------------------

The Bancorp Common Stock is traded on the NASDAQ Small Cap Market under the Symbol "PNBK." On December 31, 2003, the last sale price for Bancorp Common Stock on NASDAQ Small Cap Market was $12.50.

The following table sets forth the high and low sales price and dividends per share of Bancorp Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Small Cap Market.



                             2003                       2002
                  -----------------------------------------------------
                   Sales Price    Cash        Sales Price       Cash
                  -------------  Dividends   --------------   Dividends
Quarter Ended     High      Low  Declared    High       Low   Declared
-------------     ------------------------   --------------------------

March 31       $   10.56  $  9.50 $ 0.025  $ 8.50   $  8.10  $   0.020
June 30	           10.80     9.10   0.030    8.50      8.00      0.025
September 30       11.45     9.65   0.030    8.80      8.05      0.025
December 31        12.50    10.76   0.030   10.66      8.30      0.025




Holders
-------

There were approximately 881 shareholders of record of Bancorp Common Stock as of December 31, 2003.

Dividends
---------

2001 marked the first year in which Bancorp paid a dividend on Bancorp Common Stock; during the second quarter of 2002 and 2003 the quarterly dividend was increased by 25% and 20%, respectively . Bancorp's ability to pay future dividends on its Common Stock depends on the Bank's ability to pay dividends to Bancorp. In accordance with OCC rules and regulations, the Bank may continue to pay dividends only if the total amount of all dividends that will be paid, including the proposed dividend, by the Bank in any calendar year does not exceed the total of the Bank's retained net income of that year to date, combined with the retained net income of the preceding two years, unless the proposed dividend is approved by the OCC. In addition, the OCC and/or the FDIC may impose further restrictions on dividends. Future dividends depend on many factors, including management's estimates of future earnings and Bancorp's need for capital.

Recent Sales of Unregistered Securities
---------------------------------------

On December 31, 2003, Bancorp issued 7,482 shares of its Common Stock upon the exercise of certain warrants that were granted by the Bank in 1994 in connection with its organization to persons who assisted the Bank in meeting its pre-opening expenses. The exercise price per share of these warrants is $6.00. The obligations under these warrants were assumed by Bancorp at the time the Bank became a wholly owned subsidiary of Bancorp.

The total amount received by Bancorp for these shares was $44,892. No underwriter was used in connection with the sale of these 7,482 shares nor were any underwriting discounts or commissions paid. Bancorp claims an exemption from registration for the sale of these shares under Rule 504 of the Securities Act of 1933, on the basis that the aggregate exercise price for all of the warrants issued to individuals involved in the organization is less than $1,000,000.

Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------

The following table presents information as of December 31, 2003 for equity compensation plans maintained by Bancorp.



               Equity Compensation Plan Information



                   Number of        Weighted-    Number of Securities
                   Securities        average   remaining available for
                  to be issued       price of   future issuance under
                 upon exercise     outstanding    equity compensation
                 of outstanding      options,       plans (excluding
                options, warrants  warrants and   securities reflected
                     rights           rights         in column (a))
                ------------------------------------------------------
                      (a)              (b)               (c)
                ------------------------------------------------------

Equity compensation
plans approved by
security holders      110,000        $10.13                 -


Equity compensation
plans not approved by
security holders            -             -                 -


     Total            110,000        $10.13                 -





Item 6.	 Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Patriot National Bancorp, Inc
Financial Highlights



                             2003            2002            2001
                        ---------------------------------------------
Operating Data
--------------

Interest and dividend
  income                $ 15,214,702	$ 12,604,718	$ 13,722,943
Interest expense 	   5,588,255	   4,764,693       6,866,960
Net interest income	   9,626,447       7,840,025       6,855,983
Provision for loan losses    563,000	     468,000         250,000
Noninterest income	   4,813,740	   4,113,820       3,509,955
Noninterest expense	  11,659,467	   9,812,838       8,675,551
Net income	           1,340,720       1,052,007         876,387

Basic income per share	        0.56            0.44            0.37
Diluted income per share        0.55            0.43            0.36
Dividends per share	       0.115           0.095           0.060



Balance Sheet Data
------------------

Cash and due from banks   4,023,732        5,385,757       7,544,242
Federal funds sold       15,000,000        3,000,000      12,700,000
Short term investmEnts   10,430,939        3,348,968       6,788,569
Investment securities    92,330,533       61,720,716      35,816,880
Loans, net              214,420,528      170,794,939     135,680,036
Total assets            342,469,049      248,496,753     202,569,457
Total deposits          289,992,182      217,911,260     183,263,939
Total borrowings         31,301,385       10,292,675         839,280
Total shareholders'
     equity              18,779,913       18,544,955      17,406,016



                             2000            1999
                        ----------------------------

Operating Data
--------------

Interest and dividend
  income                $14,694,135	$ 9,732,719
Interest expense 	  8,017,615       4,739,921
Net interest income	  6,676,520       4,992,798
Provision for loan losses   325,900         553,000
Noninterest income	  2,685,296       1,221,329
Noninterest expense	  7,693,345       5,245,986
Net income	            767,171         348,641

Basic income per share	       0.34            0.17
Diluted income per share       0.33            0.16
Dividends per share	          -               -



Balance Sheet Data
------------------

Cash and due from banks   3,656,071       2,685,031
Federal funds sold       29,500,000      18,900,000
Short term investmEnts            -      10,976,264
Investment securities    34,073,832      33,003,494
Loans, net              126,411,265     107,769,911
Total assets            197,628,127     177,194,697
Total deposits          179,666,098     162,746,354
Total borrowings            945,270         888,687
Total shareholders'
     equity              16,427,436      13,236,088



     (a)     Plan of Operation


Not applicable since Bancorp has had revenues from operations in each of the last two fiscal years.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Bancorp, for the fourth consecutive year, reported record earnings, which were $1,341,000 ($0.56 basic income per share and $0.55 diluted income per share) for 2003 compared to $1,052,000 ($0.44 basic income per share and $0.43 diluted income per share) for 2002. Total assets also ended the year at a new record high of $342.5 million, an increase of $94.0 million from December 31, 2002.

Net interest income for the year ended December 31, 2003 increased $1.8 million or 22.8% to $9.6 million as compared to $7.8 million for the year ended December 31, 2002.

Total assets increased by 37.8% during the year as total loans increased from $170.8 million at December 31, 2002 to $214.4 million at December 31, 2003. The available for sale securities portfolio increased $30.0 million or 49.4% to $90.6 million from $60.6 million at December 31, 2002; this increase resulted from the investment of funds from the proceeds of the issuance of subordinated debentures at the end of the first quarter of 2003 and an interest rate leveraging strategy in which purchases of mortgage backed securities during the second quarter of 2003 were funded by Federal Home Loan Bank advances. Increases in commercial real estate and construction loans of $30.4 million and $17.9 million, respectively; and commercial and industrial loans of $2.5 million were partially offset by decreases in residential real estate and home equity loans of $5.2 million and $1.2 million, respectively. Loan growth was funded primarily through growth in total deposits. Deposits increased $72.1 million to $290.0 million at December 31, 2003; interest bearing deposits increased $67.1 million, or 34.9%, and non-interest bearing deposits increased $5.0 million or 19.4%. Borrowings increased $21.0 million due to the closing of the subordinated debt transaction and the interest rate leveraging strategy previously mentioned. The exercise of stock warrants combined with the increase in retained earnings from net income, net of dividend payments, partially offset by the decrease in other comprehensive income from unrealized losses on the available for sale securities portfolio, resulted in an increase of $235 thousand in shareholders' equity.

FINANCIAL CONDITION

Assets

Bancorp's total assets increased $94.0 million or 37.8% from $248.5 million at December 31, 2002 to $342.5 million at December 31, 2003. The growth in total assets was funded primarily by deposit and borrowings growth of $72.1 million and $21.0 million, respectively, as well as net income after dividend payments.

Investments

The following table is a summary of Bancorp's investment portfolio at December 31 for the years shown.




                                2003          2002         2001
                         ------------------------------------------
U. S. Government Agency
  Obligations            $   11,865,618  $  9,129,414             -
Mortgage backed
  securities                 66,696,465    38,461,159    10,243,418
Corporate bonds                       -       383,797    11,880,156
Marketable equity
  securities                 12,000,000    12,643,996    12,594,356
Federal Reserve Bank
  stock                         691,150       481,050       481,050
Federal Home Loan Bank
  stock                       1,077,300       621,300       617,900
                         -------------------------------------------
Total Investments        $   92,330,533  $ 61,720,716  $ 35,816,880
                         ===========================================



The available for sale portfolio increased $30.0 million to $90.6 million primarily due to purchases of U. S. Government Agency Obligations and agency mortgage backed securities. A portion of the increase in the mortgage backed securities portfolio was funded through an increase in borrowings as part of an interest rate leveraging strategy. The Bank is a member of the Federal Home Loan Bank of Boston which provides an additional source of liquidity.

The following table presents the maturity distribution of available for sale investment securities at December 31, 2003 and the weighted average yield of such securities. The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security.




                                Over one        Over five
                     One year   through         through
                      or less   five years      ten years
                     ----------------------------------------
U. S. Government
  agency obligations  $    -    $ 11,011,134    $  1,006,977

Mortgage backed
  securities               -               -               -

Money market preferred
  equity securities        -               -               -
                      ----------------------------------------

          Total       $    -    $ 11,011,134    $  1,006,977
                      ----------------------------------------
     Weighted average
          yield           -%           3.24%           4.38%
                      ========================================

- continued -
                                                              Weighted
                     Over ten                                  Average
                       years    No maturity        Total        Yield
                     -------------------------------------------------
U.S. Government
  agency obligations  $    -    $          -    $ 12,018,111     3.34%

Mortgage backed
  securities               -      67,042,163      67,042,163     4.37%

Money market preferred
  equity securities        -      12,000,000      12,000,000     1.40%
                      ------------------------------------------------

          Total       $    -    $ 79,042,163    $ 91,060,274     3.84%
                      ------------------------------------------------
     Weighted average
          yield            -%          3.92%           3.84%
                      ================================================



The following table presents a summary of investments for any issuer that exceeds 10% of shareholders' equity at December 31, 2003.




                                         Amortized           Fair
                                              Cost          Value
     ---------------------------------------------------------------

     Available for sale securities:
     -----------------------------
    U.S. Government agency obligations  $ 12,018,111    $ 11,865,618
    U.S. Government agency mortgage
         backed securities                67,042,163      66,696,465

     Short term investments:
     ----------------------
     Merrill Lynch Premier
      Institutional Fund                  10,430,939      10,430,939




Loans

The following table is a summary of Bancorp's loan portfolio at December 31 for the years shown.




                   	     2003          2002            2001
                        ------------------------------------------
Real Estate
   Commercial           $  96,339,220  $ 65,967,205   $ 60,481,789
   Construction            57,122,445    39,208,651     26,215,265
   Residential             21,772,759    27,012,024      7,501,504
Commercial                 15,532,902    13,021,909     14,649,112
Consumer installment        1,861,924     1,757,321      1,231,672
Consumer home equity       25,607,775    26,812,092     27,770,723
                        ------------------------------------------
Total Loans               218,237,025   173,779,202    137,850,065
Net deferred fees            (881,822)     (611,809)      (275,575)
Allowance for loan losses  (2,934,675)   (2,372,454)    (1,894,454)
                        ------------------------------------------
Loans, net              $ 214,420,528  $170,794,939   $135,680,036
                        ==========================================



Bancorp's net loan portfolio increased $43.6 million from $170.8 million at December 31, 2002 to $214.4 million at December 31, 2003. Loan growth was funded through an increase in total deposits. At December 31, 2003, the net loan to deposit ratio was 73.9% and the net loan to asset ratio was 62.6%. At December 31, 2002, the net loan to deposit ratio was 78.4%, and the net loan to asset ratio was 68.7%.

During an historic environment of lower interest rates, loan activity continued to remain strong and the volume of new loans far exceeded principal reductions and payoffs.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities of loans in Bancorp's portfolio at December 31, 2003, by type of loan:


                                    Due after
                          Due in    one year
                          one year  through      Due after
(thousands of dollars)    or less   five years  five years    Total
-------------------------------------------------------------------

Commercial real estate  $  10,262  $  45,387   $  40,690   $  96,339
Construction loans         35,590     21,532           -      57,122
Residential real estate     4,540      1,193      16,040      21,773
Commercial loans            9,333      5,114       1,086      15,533
Consumer installment        1,614        248           -       1,862
Consumer home equity           66        952      24,590      25,608
--------------------------------------------------------------------
     Total              $  61,405  $  74,426   $  82,406   $ 218,237
====================================================================


Fixed rate loans        $   6,701  $  28,728   $   2,080   $  37,509
Variable rate loans        54,704     45,698      80,326     180,728
--------------------------------------------------------------------
     Total              $  61,405  $  74,426   $  82,406   $ 218,237
====================================================================



The following table presents loan concentrations at December 31, 2003:



                                                      Dollars
Category              Percentage                    Outstanding
---------------------------------------------------------------
                                         (thousands of dollars)

Construction            26.2%                     $  57,122
Commercial Retail        8.5%                        18,579
Commercial Residential   4.6%                        10,014
Restaurant               2.2%                         4,696
Limousine Service        1.4%                         3,094




Critical Accounting Policies
----------------------------

In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses Bancorp's only critical accounting policy, which is the policy that is most important to the presentation of Bancorp's financial results and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.


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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. A risk rating system is utilized to measure the adequacy of the general component of the allowance for loan losses. Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of "one" being the least risk and a rating of "nine" reflecting the most risk or a complete loss. Risk ratings are assigned by the originating loan officer or loan committee at the initiation of the transactions and are reviewed and changed, when necessary during the life of the loan. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of "six" or above are monitored more closely by the credit administration officers. The unallocated portion of the allowance reflects management's estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Loan quality control is continually monitored by management and reviewed by the board of directors and loan committee on a monthly basis, subject to oversight by the board of directors through its members who serve on the loan committee. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management's evaluation of the current loan portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $2.9 million, at December 31, 2003, which represents 1.35% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2002, the allowance for loan losses was $2.4 million or 1.37% of gross loans outstanding.

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


Analysis of Allowance for Loan Losses
-------------------------------------


                               2003    2002     2001    2000    1999
                               ------------------------------------
                                       (thousands of dollars)

Balance at beginning
  of period                   $ 2,372  $ 1,894  $ 1,645 $ 1,360 $   785
                              -----------------------------------------
Charge-offs                        (1)       -       (2)    (44)    (19)
Recoveries                          -       10        1       3      41
                              -----------------------------------------
Net recoveries (charge-offs)       (1)      10       (1)    (41)     22
                              -----------------------------------------
Additions charged to operations   563      468      250     326     553
                              -----------------------------------------
Balance at end of period      $ 2,934  $ 2,372  $ 1,894 $ 1,645 $ 1,360
                              =========================================

Ratio of net recoveries (charge-offs)
during the period to average
loans outstanding during
 the period                   (0.00%)    0.01%   (0.00%) (0.03%)  0.03%
                              =========================================



Allocation of the Allowance for Loan Losses
-------------------------------------------




Balance at end of each         Amounts (thousands of dollars)
 period applicable to   2003      2002      2001      2000      1999
                       ----------------------------------------------
Real Estate:
  Commercial         $ 1,183   $   893   $   833   $   700   $   622
  Construction           972       726       348       270       154
  Residential            230       276       153        34        76
Commercial               155       129       142       185        79
Consumer installment      12        11        14        12        12
Consumer home equity     285       283       296       312       267
Unallocated               97        54       108       132       150
                      -----------------------------------------------
Total                $ 2,934   $ 2,372   $ 1,894   $ 1,645   $ 1,360
                      ===============================================

- continued -


                              Percent of loans in each category
Balance at end of each                to total loans
 period applicable to   2003      2002      2001      2000      1999
                       ----------------------------------------------
Real Estate:
  Commercial           44.15%    37.97%    43.88%    44.67%    49.65%
  Construction         26.17%    22.56%    19.02%    17.91%    12.69%
  Residential           9.98%    15.54%     5.44%     3.93%     6.22%
Commercial              7.12%     7.49%    10.63%    10.01%    10.14%
Consumer installment    0.85%     1.01%     0.89%     1.29%     1.45%
Consumer home equity   11.73%    15.43%    20.14%    22.19%    19.85%
Unallocated               N/A       N/A       N/A       N/A       N/A
                      -----------------------------------------------
Total                 100.00%   100.00%   100.00%   100.00%   100.00%
                      ===============================================




Non-Accrual, Past Due and Restructured Loans
--------------------------------------------

The following table is a summary of non-accrual and past due loans at the end of each of the last five years.



                             2003     2002      2001      2000     1999
     ------------------------------------------------------------------
                                        (thousands of dollars)

   Loans delinquent over 90
     days still accruing   $   165   $  1,172  $ 1,300  $   507	 $  475
   Non-accruing loans          150        201	 1,654    1,759	     91
                           --------------------------------------------
                           $   315   $  1,373  $ 2,954  $ 2,266	 $  566
                           ============================================
   % of Total Loans          0.14%      0.79%    2.14%    1.77%	  0.52%
   % of Total Assets         0.09%      0.56%    1.46%    1.15%	  0.32%
   Additional income on non-accrual
   loans if recognized on
     an accrual basis      $    18   $     67  $   159	$   115	 $    9




There were no loans in either 2003 or 2002 considered as "troubled debt restructurings."

Potential Problem Loans
-----------------------

The $150,000 of non-accruing loans at December 31, 2003 is comprised of one loan that is well collateralized and in process of collection.

At December 31, 2003, Bancorp had no loans other than those described above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

The following table is a summary of Bancorp's deposits at December 31 for each of the years shown.




                                2003           2002            2001
                         ----------------------------------------------

Non-interest bearing     $   30,477,295  $   25,519,809   $  16,961,636
                         ----------------------------------------------
Interest bearing
 Time certificates,
   less than $100,000        92,574,784      57,202,908      53,081,137
 Time certificates,
   $100,000 or more          50,793,863      28,681,345      25,376,629
 Money market                69,503,859      56,973,507      10,255,056
 Savings                     23,792,811      26,847,780      31,258,415
 NOW                         22,849,570      22,685,911      46,331,066
                         ----------------------------------------------
 Total interest bearing     259,514,887     192,391,451     166,302,303
                         ----------------------------------------------
Total deposits           $  289,992,182  $  217,911,260   $ 183,263,939
                         ==============================================



Total deposits increased $72.1 million to $290.0 million at December 31, 2003. Non-interest bearing deposits increased $5.0 million to $30.5 million at December 31, 2003. Interest bearing deposits increased $67.1 million. During 2003, the Bank established three new branch banking offices; these new offices attracted $36.5 million or 50.6% of the annual growth in deposits. The new branch offices' grand opening promotional campaigns were also a contributing factor to the growth of deposits in existing branches. Increases in certificates of deposit and money market fund products of $57.5 million and $12.5 million, respectively, were partially offset by a decrease in savings accounts of $3.1 million. The outflow of funds from savings accounts is due in part to a shift of funds into the premium money market fund products and longer term certificates of deposit. The Bank continues to offer attractive interest rates in the very competitive Fairfield County marketplace in order to attract additional deposits to fund loan growth.

As of December 31, 2003, the Bank's maturities of time deposits were:



                                $100,000 or     Less than
                                    greater      $100,000       Totals
     -----------------------------------------------------------------
     (thousands of dollars)
     Three months or less      $    6,263      $   14,085   $   20,348
     Three to six months            3,039           8,248       11,287
     Six months to one year         9,240          17,905       27,145
     Over one year                 32,252          52,336       84,588
                               ---------------------------------------
     Total                     $   50,794      $   92,574   $  143,368
                               =======================================



Borrowings

Borrowings increased $21.0 million net of principal repayments on capital leases and collateralized borrowings.

Borrowings include short term securities sold under agreements to repurchase, Federal Home Loan Bank Advances, junior subordinated debentures, a capital lease and a collateralized borrowing.

During 2003, the Bank entered into an additional $13 million in borrowing transactions with the Federal Home Loan Bank; $10 million was used as part of an interest rate leveraging strategy; the additional $3 million was used to fund loan demand.

At the end of the first quarter of 2003, Bancorp created a statutory trust of which Bancorp owns 100% of the capital stock. The trust issued $8.0 million in variable rate preferred securities to investors with a current rate of 4.32%; the rate adjusts quarterly based on changes to LIBOR. The duration of the trust is 30 years with early redemption at par at the Company's option after five years, or earlier in the event of certain regulatory or tax changes. The proceeds from the issuance of the preferred securities were used to purchase junior subordinated debt from Bancorp which bear interest at the same rate as the trust preferred securities. Bancorp primarily invested the funds from the issuance of the debt in the Bank, which in turn used the proceeds to fund general operations of the Bank. The securities qualify for up to 25% of Bancorp's Tier 1 Capital with the remainder qualifying as Tier 2 Capital.

The following table sets forth short term borrowing amounts along with the respective interest rates and maturities:




     Securities sold under repurchase agreements:
                                                     Average
         Amount       Maturity         Rate     amount outstanding
         ---------------------------------------------------------

        $ 5,700,000     05/23/2004       1.250%     $  5,700,000
         =======================================================


     Federal Home Loan Bank advances:
                                                     Average
         Amount       Maturity         Rate     amount outstanding
         ---------------------------------------------------------

        $ 6,000,000     02/23/2004      1.270%      $  2,169,863
          3,000,000     04/29/2004      1.490%         2,021,918
         -------------------------------------------------------
        $ 9,000,000                     1.343%      $  4,191,781
         =======================================================



The amounts of short term borrowings outstanding at December 31, 2003 are representative of the maximum amounts of short term borrowings outstanding at any month end during 2003.

Other

The increase in premises and equipment is due primarily to the capitalized costs associated with leasehold improvements made to and providing equipment for three new branch offices.

The increase in accrued interest receivable is due to higher outstanding balances in investment securities and loans at December 31, 2003 as compared to those in effect at December 31, 2002.

The increase in accrued expenses and other liabilities is due primarily to increases in accruals for incentive compensation arrangements and higher balances at year end for other accrued expenses.

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:



   Distribution of Assets, Liabilities and Shareholders' Equity
            Interest Rates and Interest Differential
               and Rate Volume Variance Analysis
                  (thousands of dollars) (1)




                                               2003
                                 ------------------------------
                                             Interest
                                 Average      Income/   Average
                                 Balance      Expense      Rate
                                 ------------------------------

Interest earning assets:
Loans (2)                      $ 193,990    $  12,782     6.59%
Short term investments	           7,124           79     1.11%
Investments (4)                   72,250        2,256     3.12%
Federal funds sold                 9,147           97     1.06%
                                 ------------------------------
Total interest earning assets    282,511       15,214     5.39%
                                 ------------------------------

Cash and due from banks	           4,001
Premises and equipment, net        1,083
Allowance for loan losses         (2,652)
Other                              5,798
                                 -------
Total Assets                   $ 290,741
                                 =======


Interest bearing liabilities:
Time certificates              $   110,129  $   3,512     3.19%
Savings accounts                    24,824        337     1.36%
Money market accounts               62,217        863     1.39%
NOW accounts                        22,627        149     0.66%
Repurchase agreements                5,700         91     1.60%
FHLB advances                       11,671        327     2.80%
Subordinated debt                    6,159        271     4.40%
Other borrowings                       471         38     8.07%
                                 ------------------------------
Total interest
      bearing liabilities          243,798      5,588     2.29%
                                 ------------------------------

Demand deposits	                    25,892
Accrued expenses and
     other liabilities               2,140
Shareholders' equity                18,911
                                 ---------
Total liabilities and equity   $   290,741
                                 =========


Net interest income                         $  9,626
                                             =======
Interest margin                                           3.41%
                                                         ======
Interest Spread                                           3.10%
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


- TABLE CONTINUES -

   Distribution of Assets, Liabilities and Shareholders' Equity
            Interest Rates and Interest Differential
               and Rate Volume Variance Analysis
                  (thousands of dollars) (1)


                                               2002
                                 ------------------------------
                                             Interest
                                 Average      Income/   Average
                                 Balance      Expense      Rate
                                 ------------------------------

Interest earning assets:
Loans (2)                      $ 145,162    $  10,135     6.98%
Short term investments	           7,443          138     1.85%
Investments (4)                   51,572        2,177     4.22%
Federal funds sold                 9,404          155     1.65%
                                 ------------------------------
Total interest earning assets    213,581       12,605     5.90%
                                 ------------------------------

Cash and due from banks	           5,961
Premises and equipment, net          924
Allowance for loan losses         (2,061)
Other                              4,088
                                 -------
Total Assets                   $ 222,493
                                 =======


Interest bearing liabilities:
Time certificates              $    79,691  $   2,827     3.55%
Savings accounts                    30,191        563     1.86%
Money market accounts               37,394        786     2.10%
NOW accounts                        29,728        322     1.08%
Repurchase agreements                3,482         79     2.27%
FHLB advances                        2,570        125     4.86%
Subordinated debt                        -          -         -
Other borrowings                       712         63     8.85%
                                 ------------------------------
Total interest
      bearing liabilities          183,768      4,765     2.59%
                                 ------------------------------

Demand deposits	                    19,522
Accrued expenses and
     other liabilities               1,114
Shareholders' equity                18,089
                                 ---------
Total liabilities and equity   $   222,493
                                 =========


Net interest income                         $  7,840
                                             =======
Interest margin                                           3.67%
                                                         ======
Interest Spread                                           3.31%
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


- TABLE CONTINUES -

   Distribution of Assets, Liabilities and Shareholders' Equity
            Interest Rates and Interest Differential
               and Rate Volume Variance Analysis
                  (thousands of dollars) (1)


                                    Fluctuations in Interest
                                       Income/Expense(3)
                                       Due to change in:
                                  Volume        Rate      Total
                                 ------------------------------

Interest earning assets:
Loans (2)                      $   3,241    $    (594)  $ 2,647
Short term investments                (6)         (53)      (59)
Investments (4)                      735         (656)       79
Federal funds sold                    (4)         (54)      (58)
                                 ------------------------------
Total interest earning assets      3,966       (1,357)    2,609
                                 ------------------------------



Interest bearing liabilities:
Time certificates              $    994  $    (309)  $   685
Savings accounts                    (89)      (137)     (226)
Money market accounts               404       (327)       77
NOW accounts                        (66)      (107)     (173)
Repurchase agreements                40        (28)       12
FHLB advances                       275        (73)      202
Subordinated debt                   271          -       271
Other borrowings                    (19)        (6)      (25)
                                 ------------------------------
Total interest
      bearing liabilities         1,810       (987)      823
                                 ------------------------------


Net interest income            $  2,156  $    (370)   $ 1,786
                                 ==============================


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





RESULTS OF OPERATIONS

For the year ended December 31, 2003, Bancorp earned $1,341,000 ($0.56 basic income per share and $0.55 diluted income per share) an increase of 27.5% as compared to 2002 when Bancorp earned $1,052,000 ($0.44 basic income per share and $0.43 diluted income per share). Interest income increased $2.6 million to $15.2 million in 2003 as compared to 2002 when interest income was $12.6 million. This increase is due mainly to the growth in the loan and the available for sales securities portfolios.

Noninterest income increased $700,000 or 17.0% to $4.8 million for 2003. A favorable interest rate environment for borrowers and an increase in the volume of loan refinancings resulted in an increase in mortgage brokerage and referral fees and loan processing fees of $520,000 as compared to the previous year. The sale of investment securities resulted in a gain of $308,000 for the year ended December 31, 2003 as compared to loss on the sale of investment securities of $26,000 for the year ended December 31, 2002.

Interest expense increased $824,000 or 17.3% to $5.6 million in 2003 compared to $4.8 million in 2002. The increase in interest expense is due to the increase in total deposits and Federal Home Loan Bank borrowings and to the issuance of subordinated debentures.

Noninterest expenses for 2003 totaled $11.6 million which represents an increase of $1.8 million or 18.8% over the prior year. The higher operating costs were the result of staff additions, most of which were made for the three new branch offices; the new branch offices also contributed to the increase in occupancy expenses of $307,000 over last year.

The following are measurements relating to Bancorp's earnings.



                                        2003      2002      2001
                                     -----------------------------

     Return on average assets           .46%       .47%      .46%
     Return on average equity          7.09%      5.82%     5.10%
     Dividend payout ratio            20.54%     21.59%    16.21%
     Average equity to average assets  6.50%      8.13%     9.05%
     Basic income per share            $0.56      $0.44     $0.37
     Diluted income per share          $0.55      $0.43     $0.36



Interest income and expense

Bancorp's net interest income increased $1.8 million or 22.8%, to $9.6 million in 2003 from $7.8 million in 2002. An increase in average earning assets of $68.9 million, or 32.3% combined with a slightly declining rate environment increased Bancorp's interest income 20.7% from $12.6 million in 2002 to $15.2 million in 2003. Average loans outstanding increased $48.8 million or 33.6% led by growth in construction and real estate loans, which reflects the continued strength of the local real estate market. An increase in average investments resulted in an increase in interest income on available for sale securities of $20,000 despite a reduction in the investment yield. Low short-term interest rates resulted in a decrease of $58,000 in interest earned on Federal funds sold. Total average interest bearing liabilities increased by $60.0 million; average certificates of deposits increased by $30.4 million; average money market deposits increased $24.8 million; average NOW accounts and average savings accounts decreased $7.1 million and $5.4 million, respectively; average FHLB advances increased $9.1 million; the issuance of subordinated debentures resulted in an increase in average interest bearing liabilities of $6.2 million. The slightly declining rate environment, mentioned earlier, is also responsible for the general rate decreases across interest bearing liabilities. Interest expense increased from $4.8 million in 2002 to $5.6 million in 2003. Interest expense on certificates of deposit increased $685,000 as a result of higher average outstanding balances partially offset by a decrease in the cost of funds for that portfolio from 3.55% in 2002 to 3.19% in 2003.

Noninterest income

Noninterest income increased $700,000 from $4.1 million in 2002 to $4.8 million in 2003. The increase is due primarily to the continued favorable interest rate environment for borrowers and an increase in the volume of residential mortgage loan originations which resulted in an increase of $520,000 in mortgage brokerage and loan processing fees. Gains from the sale of investment securities for the year ended December 31, 2003 were $308,000 as compared to losses on the sale of investment securities of $26,000 for the year ended December 31, 2002. Included in the gains for 2003 is $117,000 attributable to an investment security for which Bancorp recorded a write-down in 2001 made for the impairment of a debt security due to the deterioration in the financial condition of the issuer; in March 2003, Bancorp received the proceeds from a tender offer made by the issuer at a price of 100% of par for the above security under a comprehensive refinancing plan. Increases in accounts and transaction volumes resulted in an increase in fees and service charges of $66,000 from $312,000 for the year ended December 31, 2002 to $378,000 for the year ended December 31, 2003. Included in the results for 2002 is a gain of $249,000 resulting from the sale of a non-accrual loan.

Noninterest expenses

Noninterest expenses increased $1.8 million in 2003 from $9.8 million in 2002 to $11.6 million in 2003. Salaries and benefits increased $1.2 million due to staff additions made primarily for the opening of three new branch offices and to increases in performance related bonus and sales incentive compensation. Higher staffing levels and incentive compensation also resulted in higher payroll taxes and employee benefit costs. Occupancy and equipment expenses increased $307,000 from $1.0 million 2002 to $1.3 million in 2003; this increase is due primarily to the opening of three new branch offices in 2003 as well as to increases in maintenance and repairs. Loan administration and processing expenses increased $114,000 from $290,000 for the year ended December 31, 2002 to $404,000 for the year ended December 31, 2003; this increase is related to the increase in volume of residential mortgage loans and the resultant increases in mortgage brokerage and loan processing fees.

The provision for income taxes of $877,000 in 2003 and $621,000 for 2002 represents the tax expense recognized for both federal and state income tax. The effective tax rates for 2003 and 2002 are 39.5% and 37.1%, respectively. Fluctuations in effective tax rates are due to the change in pre-tax income as well as to an increase in the Connecticut tax rate.

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

LIQUIDITY

Bancorp's liquidity position was 35.1% and 29.1% at December 31, 2003 and 2002, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, available-for-sale securities and held-to-maturity securities maturing in one year or less. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover increases in its loan portfolio and downward fluctuations in deposit accounts. Management believes Bancorp's short-term assets have sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates the Bank's regulatory capital ratios for each of the years shown:


                                               December 31,
                                         2003       2002      2001
                                        --------------------------
        Total Risk-Based Capital       11.67%     10.36%    10.69%
        Tier 1 Risk-Based Capital      10.47%      9.11%     9.57%
        Leverage Capital                7.85%      6.98%     8.11%



The following table illustrates Bancorp's regulatory capital ratios for each of the years shown:



                                               December 31,
                                         2003       2002      2001
                                        --------------------------

        Total Risk-Based Capital       11.87%     10.39%    10.74%
        Tier 1 Risk-Based Capital      10.00%      9.13%     9.61%
        Leverage Capital                7.51%      6.99%     8.15%



Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be "well capitalized" under applicable regulations. To be considered "well-capitalized," an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

The increase in capital ratios is due primarily to the formation, in the first quarter of 2003, of a statutory trust as well as to the increase in retained earnings net of dividends paid.

MARKET RISK

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Based upon the nature of Bancorp's business, market risk is primarily limited to interest rate risk, which is the impact that changing interest rates have on current and future earnings.

Bancorp's goal is to maximize long term profitability while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price Bancorp's assets and liabilities to maintain an acceptable interest rate spread while reducing the net effect of changes in interest rates. In order to accomplish this, the focus is on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable rate loans for the portfolio and purchase short term investments to offset the increasing short term re-pricing of the liability side of the balance sheet. In fact, a number of the interest bearing deposit products have no contractual maturity. Customers may withdraw funds from their accounts at any time and deposit balances may therefore run off unexpectedly due to changing market conditions. Additionally, loans and investments with longer term rate adjustment frequencies are matched against longer term deposits and borrowings to lock in a desirable spread.

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

Item 7. Financial Statements
        --------------------

The consolidated balance sheets of Bancorp as of December 31, 2003 and December 31, 2002 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2003 and December 31, 2002, together with the report thereon of McGladrey & Pullen, LLP dated February 24, 2004, are included as part of this Form 10-KSB in the "Financial Report" following page 31 hereof.

Item 8.	Changes in and Disagreements with Accountants on Accounting
        -----------------------------------------------------------
        and Financial Disclosure
        ------------------------

Not applicable.

Item 8A. Controls and Procedures
         -----------------------

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

As used herein, "disclosure controls and procedures" mean controls and other procedures of Bancorp that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Bancorp's management, including its principal executive, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Bancorp's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp's fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Bancorp's internal control over financial reporting

                           PART III

Item 9.	Directors and Executive Officers of the Registrant
        --------------------------------------------------

The information required by Items 401 and 405 of Regulation S-B is incorporated into this Form 10-KSB by reference to Bancorp's definitive proxy statement (the "Definitive Proxy Statement") for its 2004 Annual Meeting of Shareholders.

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

(a) Exhibits
    --------

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

10(a)(3) Employment Agreement, dated as of October 23, 2000, as amended by a First Amendment, dated as of March 21, 2001, among the Bank, Bancorp and Charles F. Howell (incorporated by reference to Exhibit 10(a)(3) to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 000-29599)).

10(a)(4) Second Amendment to Employment Agreement among Patriot National Bank, Bancorp and Charles F. Howell, dated
              May 9, 2002 (incorporated by reference to Exhibit 10(a)(4) to Form 10-KSB for the year ended December 31, 2002
              (Commission File No. 000-29599)).

10(a)(5) Employment Agreement dated as of November 3, 2003 among Patriot National Bank, Bancorp and Robert F. O'Connell.

10(a)(6) Change of Control Agreement, dated as of November 3, 2003 between Robert F. O'Connell and Patriot National Bank.

10(a)(7) Employment Agreement dated as of January 1, 2004 between Patriot National Bank and Todd Brown.

10(a)(8) Employment Agreement dated as of January 1, 2004 between Patriot National Bank and Marcus Zavattaro.

10(c) 1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File
              No. 000-29599)).

10(a)(9) License agreement dated July 1, 2003 between Patriot National Bank and L. Morris Glucksman.

10(a)(10)     Employment Agreement dated as of October 23, 2003 among
              the Bank, Bancorp and Charles F. Howell.

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


31(1)         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
              Officer

31(2)         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
              Officer

32            Section 1350 Certification

(b)     Reports on Form 8-K

During the quarter ended December 31, 2003, Bancorp filed one current Report of Form 8-K dated October 28, 2003 (filed October 29, 2003) responding to Items 7 and 12 and relating to a press release announcing certain information concerning Bancorp's results of operations for the quarter and nine months ended September 30, 2003 and its financial condition at September 30, 2003.

14. Principal Accountant Fees and Services
    --------------------------------------

The information required by Item 9(e) of Schedule 14A of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Patriot National Bancorp, Inc.
                                (Registrant)




                                By:  /s/   Angelo De Caro
                                    -----------------------------
                                    Name: Angelo De Caro
                                    Title: Chairman & Chief
                                           Executive Officer


Date:  March 25, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.




  /s/  Angelo De Caro                              March 25, 2004
----------------------------                       ----------------
Angelo De Caro, Chairman, Chief Executive          Date
Officer and Director


  /s/   Robert F. O'Connell                        March 24, 2004
----------------------------                       ----------------
Robert F. O'Connell                                Date
Senior Executive Vice President,
Chief Financial Officer and Director


  /s/   Michael A. Capodanno                       March 24, 2004
------------------------------                     ----------------
Michael A. Capodanno                               Date
Senior Vice President & Controller


  /s/  John J. Ferguson                            March 24, 2004
------------------------------                     ----------------
John J. Ferguson                                   Date
Director


  /s/   John A. Geoghegan                          March 24, 2004
------------------------------                     ----------------
John A. Geoghegan                                  Date
Director


Form 10 KSB - Signatures continued


  /s/   L. Morris Glucksman                        March 24, 2004
------------------------------                     ----------------
L. Morris Glucksman                                Date
Director


  /s/   Charles F. Howell                          March 24, 2004
------------------------------                     ----------------
Charles F. Howell                                  Date
Director


  /s/   Michael Intrieri                           March 24, 2004
------------------------------                     ----------------
Michael Intrieri                                   Date
Director


Richard Naclerio                                   ----------------
----------------------------                       Date
Director



  /s/   Paul Settelmeyer                           March 24, 2004
----------------------------                       ----------------
Paul Settelmeyer                                   Date
Director


  /s/   Philip Wolford                             March 24, 2004
----------------------------                       ----------------
Philip Wolford	                                   Date
Director










PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

FINANCIAL REPORT
December 31, 2003 and 2002



CONTENTS





INDEPENDENT AUDITOR'S REPORT


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets

Consolidated statements of income

Consolidated statements of shareholders' equity

Consolidated statements of cash flows

Notes to consolidated financial statements







                    INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
Patriot National Bancorp, Inc.  and Subsidiary
Stamford, Connecticut


We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                  /s/McGladrey & Pullen, LLP

New Haven, Connecticut
February 24, 2004









PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002




                                                 2003           2002
                                          -----------------------------
ASSETS
Cash and due from banks (Note 2)          $   4,023,732   $   5,385,757
Federal funds sold                           15,000,000       3,000,000
Short-term investments                       10,430,939       3,348,968
                                          -----------------------------
     Cash and cash equivalents               29,454,671      11,734,725

Available for sale securities
  (at fair value) (Note 3)                   90,562,083      60,618,366
Federal Reserve Bank stock                      691,150         481,050
Federal Home Loan Bank stock (Note 7)         1,077,300         621,300

Loans receivable (net of allowance for
  loan losses:  2003 $2,934,675
                2002 $2,372,454) (Note 4)   214,420,528     170,794,939
Accrued interest receivable                   1,470,622       1,311,453
Premises and equipment, net (Notes 5 and 8)   1,421,098         789,197
Deferred tax asset (Note 9)                   1,524,125         754,696
Goodwill (Note 10)                              930,091         930,091
Other assets (Note 7)                           917,381         460,936
                                          -----------------------------
     Total assets                         $ 342,469,049   $ 248,496,753
                                          =============================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Note 6):
Noninterest bearing deposits              $  30,477,295   $  25,519,809
Interest bearing deposits                   259,514,887     192,391,451
                                          -----------------------------
     Total deposits                         289,992,182     217,911,260

Repurchase agreements                         5,700,000       5,700,000
Federal Home Loan Bank borrowings (Note 7)   17,000,000       4,000,000
Subordinated debt (Note 7)                    8,248,000               -
Capital lease obligation (Note 8)               103,941         243,231
Collateralized borrowings                       249,444         349,444
Accrued expenses and other liabilities        2,395,569       1,747,863
                                          -----------------------------
     Total liabilities                      323,689,136     229,951,798
                                          -----------------------------

Commitments and Contingencies (Notes 7, 8, 11 and 13)


Shareholders' equity (Notes 11 and 14)
   Common stock, $2 par value: 5,333,333 shares authorized;
   shares issued and outstanding:
   2003 2,408,607; 2002 2,400,525             4,817,214       4,801,050
Additional paid-in capital                   11,519,037      11,484,649
Retained earnings                             2,752,541       1,688,158
Accumulated other comprehensive income
 - net unrealized (loss) gain on available
 for sale securities                           (308,879)        571,098
                                          -----------------------------
     Total shareholders' equity              18,779,913      18,544,955
		                          -----------------------------
     Total liabilities and
      shareholders' equity                $ 342,469,049   $ 248,496,753
                                          =============================


See Notes to Consolidated Financial Statements.



PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003 and 2002



                                                 2003          2002
                                        -------------------------------

Interest and Dividend Income
  Interest and fees on loans            $   12,782,457   $   10,134,768
  Interest and dividends on
    investment securities                    2,335,552        2,315,412
  Interest on Federal funds sold                96,693          154,538
                                        -------------------------------
        Total interest and dividend income  15,214,702       12,604,718
                                        -------------------------------

Interest Expense
  Interest on deposits (Note 6)              4,861,152        4,497,409
  Interest on Federal Home Loan Bank
    borrowings                                 327,020          124,489
  Interest on subordinated debt                270,610                -
  Interest on other borrowings                 129,473          142,795
                                        -------------------------------
        Total interest expense               5,588,255        4,764,693
                                        -------------------------------

        Net interest income                  9,626,447        7,840,025

Provision for Loan Losses (Note 4)             563,000          468,000
                                        -------------------------------

        Net interest income after provision
           for loan losses                   9,063,447        7,372,025
                                        -------------------------------

Noninterest Income
  Mortgage brokerage referral fees           3,356,470        2,936,735
  Loan origination and processing fees         668,410          567,686
  Fees and service charges                     378,415          311,729
  Gains and origination fees from loans sold         -          249,365
  Gain (loss) on sale of investment securities 307,739          (25,733)
  Other income                                 102,706           74,038
                                        -------------------------------
        Total noninterest income             4,813,740        4,113,820
                                        -------------------------------

Noninterest Expenses
  Salaries and benefits (Note 12)            7,574,532        6,418,855
  Occupancy and equipment expense, net       1,311,038        1,004,297
  Data processing
    and other outside services                 690,168          623,877
  Professional services                        301,016          302,000
  Advertising and promotional expenses         332,852          265,845
  Loan administration
    and processing expenses                    404,231          290,426
  Other operating expenses                   1,045,630          907,538
                                        -------------------------------
        Total noninterest expenses          11,659,467        9,812,838
                                        -------------------------------

        Income before income taxes           2,217,720        1,673,007

Provision for Income Taxes (Note 9)            877,000          621,000
                                        -------------------------------

        Net income                         $ 1,340,720     $  1,052,007
                                        ===============================
        Basic income per share (Note 11)   $      0.56     $       0.44
                                        ===============================
        Diluted income per share (Note 11) $      0.55     $       0.43
                                        ===============================
        Dividends per share                $     0.115     $      0.095
                                        ===============================



See Notes to Consolidated Financial Statements.


PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2003 and 2002
-----------------------------------------------------------------------



                                                           Additional
                               Number of       Common        Paid-in
                                Shares         Stock         Capital
                             -------------------------------------------
Balance at December 31, 2001   2,400,525     $4,801,050    $11,484,649

Comprehensive income
Net income                           -              -              -
Unrealized holding gain
 on available for sale
 securities, net of taxes
 (Note 16)                           -              -              -
   Total comprehensive income

Dividends                            -              -              -
                             -------------------------------------------

Balance at December 31, 2002   2,400,525      4,801,050     11,484,649

Comprehensive income
  Net income                         -              -              -
Unrealized holding loss
 on available for sale
 securities, net of taxes
 (Note 16)                           -              -              -
   Total comprehensive income

Dividends                            -              -              -

Issuance of capital stock          8,082         16,164         34,388
                             --------------------------------------------

Balance, December 31, 2003     2,408,607     $4,817,214    $11,519,037
                             ============================================

See Notes to Consolidated Financial Statements.

 - TABLE CONTINUES -




                                             Accumulated
                                                Other
                             Retained       Comprehensive
                             Earnings        Income(Loss)     Total
                            --------------------------------------------
Balance at December 31,
 2001                        $864,202          $256,115     $17,406,016
                                                            -----------
Comprehensive income
Net income                  1,052,007                 -       1,052,007
Unrealized holding gain
 on available for sale
 securities, net of
 taxes (Note 16)                                314,983         314,983
                                                             ----------
   Total comprehensive income                                 1,366,990

Dividends                    (228,051)                -        (228,051)
                            -------------------------------------------

Balance at December 31,
 2002                       1,688,158           571,098      18,544,955
                                                             ----------
Comprehensive income
Net income                  1,340,720                 -       1,340,720
Unrealized holding loss
 on available for sale
 securities, net of
 taxes (Note 16)                               (879,977)       (879,977)
                                                              ---------
   Total comprehensive income                                   460,743
                                                              ---------
Dividends                    (276,337)                -        (276,337)

Issuance of capital stock         -                   -          50,552
                           --------------------------------------------
Balance, December 31,
 2003                      $2,752,541         $(308,879)    $18,779,913
                           ============================================

See Notes to Consolidated Financial Statements.




PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002
-----------------------------------------------------------------------



                                                  2003          2002
                                               ------------------------

Cash Flows from Operating Activities
 Net Income                                  $ 1,340,720  $  1,052,007

Adjustments to reconcile net income to net cash provided by
  operating activities:
   Amortization and accretion of
    investment premiums and discounts, net       593,490       138,158
   Originations of loans held for sale                 -       208,000
   Proceeds from sales of loans held for sale          -      (208,000)
   Gains on sales of loans                             -      (249,365)
   Provision for loan losses                     563,000       468,000
   (Gain) loss on sales of
     investment securities                      (307,739)       25,733
   Depreciation and amortization
     of premises and equipment                   417,377       405,040
   Loss on disposal of bank
     premises and equipment                        2,037             -
   Deferred income taxes                        (230,089)     (269,753)
   Change in assets and liabilities:
    Increase in deferred loan fees               270,013       336,234
    Increase in accrued interest receivable     (159,169)     (232,003)
    Decrease (increase) in other assets           31,555      (195,471)
    Increase in accrued expenses and
      other liabilities                          635,461       675,637
                                              -------------------------
        Net cash provided by
         operating activities                  3,156,656     2,154,217
                                              -------------------------

Cash Flows from Investing Activities
  Purchases of available for sale securities (71,907,123)  (55,062,998)
  Proceeds from sales of available for
    sale securities                            7,094,321    11,375,386
  Proceeds from maturities of available
    for sale securities                        8,200,000     7,000,000
  Principal repayments on available for
    sale securities                           24,964,017    11,115,621
  Purchase of Federal Reserve Bank stock        (210,100)            -
  Purchase of Federal Home Loan Bank stock      (456,000)       (3,400)
  Proceeds from sale of loan receivable                -     1,549,365
  Net increase in loans                      (44,458,602)  (37,219,137)
  Purchases of premises and equipment         (1,058,215)      (91,809)
  Proceeds from sale of bank premises
    and equipment                                  6,900             -
  Investment in trust (Note 7)                  (248,000)            -
                                            ---------------------------
            Net cash used in
              investing activities           (78,072,802)  (61,336,972)
                                            ---------------------------


Cash Flows from Financing Activities
 Net increase in demand, savings and
  money market deposits                       14,596,528    27,220,834
 Net increase in time certificates of deposit 57,484,394     7,426,487
 Increase in securities sold under repurchase
  agreements                                           -     5,700,000
 Proceeds from FHLB borrowings                16,000,000     4,000,000
 Principal repayments of FHLB borrowings      (3,000,000)            -
 Proceeds from issuance of subordinated debt   8,248,000             -
 Debt issuance costs                            (240,000)            -
 Principal payments on capital lease
  obligation                                    (139,290)     (121,605)
 Decrease in collateralized borrowings          (100,000)     (125,000)
 Proceeds from issuance of common stock           50,552           -
 Dividends paid on common stock                 (264,092)     (216,047)
                                            --------------------------
    Net cash provided by financing
       activities                             92,636,092    43,884,669
                                            --------------------------

    Net increase (decrease) in cash
      and cash equivalents                    17,719,946   (15,298,086)

Cash and cash equivalents
 Beginning                                    11,734,725    27,032,811
                                             -------------------------

 Ending                                     $ 29,454,671   $11,734,725
                                            ==========================

Supplemental Disclosures of Cash
 Flow Information
    Cash paid for:
       Interest                             $  5,569,011   $ 4,782,645
                                            ==========================

       Income taxes                         $  1,102,971   $   808,809
                                            ==========================

Supplemental Disclosure of Noncash
 Investing and Financing
     Activities
       Unrealized holding gains on
         available for sale securities
           arising during the period         $ (1,419,317) $   492,336
                                            ==========================

  Accrued dividends declared on common stock $    72,258   $    60,013
                                            ==========================


See Notes to Consolidated Financial Statements.





Note 1. Nature of Operations and Summary of Significant Accounting
        Policies

Patriot National Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company that was organized in 1999. On December 1, 1999, all the issued and outstanding shares of Patriot National Bank (the "Bank") were converted into Company common stock and the Bank became a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, and six branch offices in Fairfield County, Connecticut. The Bank's customers are concentrated in Fairfield County, Connecticut and Westchester County, New York. The Bank also conducts mortgage brokerage operations in Connecticut and New York through its mortgage brokerage division, Pinnacle Financial.

On March 11, 2003, the Company formed Patriot National Statutory Trust I for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company, and on March 26, 2003, the first series of trust preferred securities were issued.

The following is a summary of the Company's significant accounting principles:

Significant group concentrations of credit risk
-----------------------------------------------

Most of the Company's activities are with customers located within Fairfield County, Connecticut and Westchester County, New York. Note 3 discusses the types of securities in which the Company invests. Note 4 discusses the types of lending in which the Company engages. The Company does not have any significant concentrations to any one industry or customer.

Principles of consolidation and basis of financial
statement presentation
--------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiary, PinPat Acquisition Corporation (currently inactive); and have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the balance sheet date and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the evaluation of goodwill for impairment.

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

Debt securities, if any, that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. "Trading" securities, if any, are carried at fair value with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. In estimating other-than-temporary impairment losses, which are charged to earnings, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The sale of a held to maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

Loans held for sale
-------------------

Loans held for sale are those loans the Company has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value. Gains and losses on sales of loans are recognized at the trade dates, and are determined by the difference between the sales proceeds and the carrying value of the loans. Loans are sold with servicing released.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. A risk rating system is utilized to measure the general component of the allowance for loan losses. Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of "one" being the least risk and a rating of "nine" reflecting the most risk or a complete loss. Risk ratings are assigned by the originating loan officer or loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of "six" or above are monitored more closely by the credit administration officers. An unallocated component is maintained to cover uncertainties that could affect management's estimate or probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The Company's real estate loans are collateralized by real estate located principally in Connecticut and New York, and accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in regional real estate market conditions.

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

Stock compensation plans
------------------------

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan, and stock warrants issued, have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, provides pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. There is no proforma disclosure required for 2003 and 2002, because no compensation cost related to stock options and warrants was attributed to those periods.

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

Recent accounting pronouncements
--------------------------------

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a significant effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transfers to qualified special-purpose entities ("QSPEs") and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities, FIN 46 would be required to be applied as of December 31, 2003. See Note 7 for the impact of the adoption of FIN 46 by the Company.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Company's consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003),
"Employers' Disclosures about Pensions and Postretirement Benefits." This Statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. This Statement had no effect on the Company's consolidated financial statements.

Reclassifications
-----------------

Certain 2002 financial statement amounts have been reclassified to conform with the 2003 presentations. Such reclassifications had no effect on 2002 net income.

Note 2. Restrictions on Cash and Due From Banks

The Company is required to maintain reserves against its respective transaction accounts and non-personal time deposits. At December 31, 2003 and 2002, the Bank was required to have cash and liquid assets of approximately $1,617,000 and $1,053,000, respectively, to meet these requirements. In addition, at December 31, 2003 and 2002, the Company was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes.

Note 3. Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2003 and 2002 are as follows:



                                        Gross       Gross
                          Amortized   Unrealized  Unrealized    Fair
2003                        Cost        Gains       Losses      Value
----                      ---------------------------------------------


U.S. Government agency
  obligations            $12,018,111  $  7,500  $ (159,993) $11,865,618

Mortgage-backed
  securities              67,042,163   147,589    (493,287)  66,696,465

Money market preferred
  equity securities       12,000,000        -           -    12,000,000
                          ---------------------------------------------
                         $91,060,274  $155,089  $ (653,280) $90,562,083
                          =============================================



The following table presents the Bank's available for sale securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2003:



                         Less Than 12 Months        12 Months or More
                         -------------------        ------------------
                          Fair      Unrealized       Fair    Unrealized
                          Value        Loss          Value      Loss
                         -------------------        -------------------


U.S. Government agency
   obligations       $ 10,858,118   $ (159,993)   $     -    $     -


Mortgage-backed
   securities          43,560,220     (493,287)         -          -
                       ----------------------------------------------

Totals               $ 54,418,338   $ (653,280)   $     -    $     -
                       ==============================================


                                Total
                         -------------------
                         Fair     Unrealized
                         Value       Loss
                         -------------------


U.S. Government agency
   obligations
                     $ 10,858,118  $  (159,993)


Mortgage-backed
   securities
                       43,560,220     (493,287)
                       ------------------------


Totals               $ 54,418,338  $  (653,280)
                       ========================



At December 31, 2003, there are no losses on available for sale securities that existed for a period of twelve months or more. Management believes that none of the unrealized losses on available for sale securities above are other than temporary due to the fact that they relate to debt and mortgage-backed securities issued by U.S. Government and Government sponsored agencies. Additionally, management expects to receive all contractual principal and interest related to these investments.




                                        Gross       Gross
                          Amortized   Unrealized  Unrealized    Fair
2002                        Cost        Gains       Losses      Value
----                      ---------------------------------------------


U.S. Government agency
  obligations          $  9,024,526   $ 104,888   $     -   $  9,129,414

Mortgage-backed
  securities             37,756,793     705,573     (1,207)   38,461,159

Corporate bonds             283,853      99,944         -        383,797

Money market preferred
  equity securities
   and mutual funds      12,632,068      11,928         -     12,643,996

                          ----------------------------------------------
                       $ 59,697,240   $ 922,333   $ (1,207) $ 60,618,366
                          ==============================================





At December 31, 2003 and 2002, available for sale securities with a carrying value of $7,599,558 and $8,368,347, respectively, were pledged to secure obligations under repurchase agreements and municipal deposits.

The amortized cost and fair value of available for sale debt securities at December 31, 2003 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.



                                        Amortized            Fair
                                          Cost               Value
                                        -----------------------------


     Maturity:

           1-5 years                   $  11,011,134    $  10,864,681
           5-10 years                      1,006,977        1,000,937
           Mortgage-backed securities     67,042,163       66,696,465
                                        -----------------------------
       Total                           $  79,060,274    $  78,562,083
                                        =============================




During 2003 and 2002, proceeds from sales of available for sale securities were $7,094,321 and $11,375,386, respectively, and there were gross gains of $307,739 and gross losses of $25,733 on such sales, respectively.

Note 4. Loans Receivable and Allowance for Loan Losses

A summary of the Company's loan portfolio at December 31, 2003 and 2002 is as follows:



                                             2003             2002
                                         ------------------------------

Real estate:

   Commercial                          $  96,339,220     $  65,967,205
   Residential                            21,772,759        27,012,024
   Construction, net of undisbursed
   portion of $31,958,302 in 2003 and
   $29,592,692 in 2002                    57,122,445        39,208,651

Commercial                                15,532,902        13,021,909
Consumer installment                       1,861,924         1,757,321
Consumer home equity                      25,607,775        26,812,092
                                        -------------------------------
        Total loans                      218,237,025       173,779,202
Net deferred loan fees                      (881,822)         (611,809)
Allowance for loan losses                 (2,934,675)       (2,372,454)
                                        -------------------------------
        Loans receivable, net          $ 214,420,528     $ 170,794,939
                                        ===============================


The changes in the allowance for loan losses for the years ended
December 31, 2003 and 2002 are as follows:



                                             2003              2002
                                           ----------------------------


Balance, beginning of year                $ 2,372,454      $ 1,894,454

        Provision for loan losses             563,000          468,000
        Recoveries of loans previously
         charged-off                               -            10,000
        Loans charged-off                        (779)              -
                                           ----------------------------
  Balance, end of year                    $ 2,934,675      $ 2,372,454
                                           ============================




At December 31, 2003 and 2002, the unpaid principal balances of loans delinquent 90 days or more were $315,127 and $1,372,705, respectively, and the unpaid principal balances of loans placed on nonaccrual status were $150,000 and $200,957, respectively.

The following information relates to impaired loans as of and for the years ended December 31, 2003 and 2002:




                                             2003              2002
                                           ----------------------------

Loans receivable for which there is
a related allowance for credit losses      $      -           $      -
                                           ============================
Loans receivable for which there is
no related allowance for credit losses     $ 150,000          $ 200,957
                                           ============================
Allowance for credit losses related
to impaired loans                          $      -           $      -
                                           ============================
Average recorded investment in
impaired loans                             $ 157,678          $ 903,634
                                           ============================



There was no interest income on impaired loans collected or recognized in 2003 and 2002. The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

The Company's lending activities are conducted principally in Fairfield County, Connecticut and Westchester County, New York. The Company grants commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, residential developments and for land development projects. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

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

Note 5. Premises and Equipment

At December 31, 2003 and 2002, premises and equipment consisted of the following:





                                             2003              2002
                                           ----------------------------

Premises under capital lease             $   783,000       $   783,000

Leasehold improvements                     1,372,576           880,169

Furniture, equipment and software          1,561,579         1,034,782
                                           ----------------------------
                                           3,717,155         2,697,951
Less accumulated depreciation and
   amortization                           (2,296,057)       (1,908,754)
                                           ----------------------------
                                         $ 1,421,098       $   789,197
                                           ============================




For the years ended December 31, 2003 and 2002, depreciation and amortization expense related to premises and equipment totaled $417,377 and $405,040, respectively. Note 6. Deposits At December 31, 2003 and 2002, deposits consisted of the following:





                                             2003              2002
                                          ----------------------------

Noninterest bearing                   $   30,477,295    $   25,519,809

Interest bearing:

 Time certificates, less than $100,000    92,574,784        57,202,908
 Time certificates, $100,000 or more      50,793,863        28,681,345
 Money market                             69,503,859        56,973,507
 Savings                                  23,792,811        26,847,780
 NOW                                      22,849,570        22,685,911
                                         ------------------------------
Total interest bearing                   259,514,887       192,391,451
                                         ------------------------------
     Total deposits                   $  289,992,182    $  217,911,260
                                         ==============================



Interest expense on certificates of deposit in denominations of $100,000 or more was $1,297,461 and $985,602 for the years ended December 31, 2003 and 2002, respectively.

Contractual maturities of time certificates of deposit as of December 31, 2003 are summarized below:

          Due within:

               1 year                         $   58,780,205
               1-2 years                          25,807,595
               2-3 years                          21,409,139
               3-4 years                          16,254,678
               4-5 years                          21,117,030
                                                ------------
                                              $  143,368,647
                                                ============


Note 7. Borrowings

Federal Home Loan Bank borrowings
---------------------------------

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2003, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities delivered under collateral safekeeping to the FHLB, and a blanket lien on qualifying mortgage loans, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. In addition, the Company has a $2,000,000 available line of credit with the FHLB. At December 31, 2003 and 2002, there were no advances outstanding under this line of credit. At December 31, 2003, other outstanding advances from the FHLB aggregated $17,000,000 at interest rates ranging from 1.27% to 5.11%, and at December 31, 2002, outstanding advances aggregated $4,000,000 at interest rates ranging from 4.48% to 5.11%.

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

Repurchase agreements
---------------------

At December 31, 2003 and 2002, the Company had $5,700,000 outstanding under short-term securities sold under agreements to repurchase at 1.25%, and 1.4% to 2.69%, respectively.

Subordinated debt
-----------------

During 2003, the Company formed Patriot National Statutory Trust I (the "Trust") of which the Company owns 100% of the Trust's common securities. The Trust has no independent assets, and exists for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company.

The Trust issued $8,000,000 of trust preferred securities in 2003. Pursuant to FASB Interpretation No. 46R ("FIN 46R"), "Consolidated of Variable Interest Entities," issued in December 2003, the Company deconsolidated the Trust at December 31, 2003. As a result, the balance sheet as of December 31, 2003 includes $8,248,000 of subordinated debt, which was previously presented in the Company's 2003 quarterly unaudited balance sheets as $8,000,000 in trust preferred securities after a consolidation elimination entry of $248,000. The Company's investment in the Trust of $248,000 is included in other assets. The overall effect on the financial position and operating results of the Company as a result of the deconsolidation was not material.

Trust preferred securities currently qualify for up to 25% of the Company's Tier I Capital, with the excess qualifying as Tier 2 Capital. The Company believes that the Board of Governors of the Federal Reserve System, which is the banking regulator for the Holding Company, may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. At this time, management cannot estimate the effect, if any, on the Company's regulatory capital as a result of any future action by the Board of Governors of the Federal Reserve System.

The subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three month LIBOR plus 3.15% (4.32% at December 31, 2003), mature on March 26, 2033 and can be redeemed at the Company's option in 2008.

The duration of the Trust is 30 years with early redemption at par at the Company's option in 2008, or earlier in the event of certain regulatory or tax changes. The trust securities also bear interest at three month LIBOR plus 3.15%.

Maturity of borrowings
----------------------

The contractual maturities of the Company's borrowings at December 31, 2003, by year, are as follows:




                                 Fixed          Floating
                                  Rate            Rate         Total
                                -------------------------------------

     2004                    $ 14,700,000    $       -     $ 14,700,000
     2005                       4,000,000            -        4,000,000
     2006                       1,000,000            -        1,000,000
     2007                       3,000,000            -        3,000,000
     2008                              -             -               -
     Thereafter                        -      8,248,000       8,248,000
                               ----------------------------------------
     Total borrowings          22,700,000     8,248,000      30,948,000
                               ========================================




Note 8. Commitments and Contingencies

Capital lease
-------------

The Company leases the Bank's main office under a capital lease which expires in 2004. Premises under capital lease of $783,000 and related accumulated amortization of $730,800 and $652,500 as of December 31, 2003 and 2002, respectively, are included in premises and equipment. During 2003, the Company entered into a new lease agreement for its existing main office that commences in August 2004. This new lease will be classified as an operating lease upon commencement.

The Company is obligated under the lease to pay executory costs including insurance, property taxes, maintenance and other related expenses.

At December 31, 2003, future minimum lease payments, by years and in the aggregate, under this capital lease are as follows:



   Years Ending
   December 31,                                Amount
   ------------------------------------        -----------

   2004                                       $109,333


   Less amount representing interest             5,392
                                              --------

   Present value of future minimum lease
     payments-capital lease obligation        $103,941
                                              ========



Operating leases
----------------

The Company also has non-cancelable operating leases for certain of its branch offices and for its mortgage brokerage office in New York. Under these lease agreements, the Company is required to pay certain executory costs such as insurance and property taxes. The Company also leases parking space under a noncancelable operating lease agreement and certain equipment under cancelable and noncancelable arrangements.

Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows:

                               Years Ending
                               December 31,              Amount
                               ------------              ------

                                  2004                  $677,703

                                  2005                   783,385

                                  2006                   745,077

                                  2007                   602,457

                                  2008                   423,842

                                  Thereafter           1,871,205
                                                       ---------
                                                      $5,103,669
                                                       =========

Total rental expense charged to operations for cancelable and noncancelable operating leases was $630,002 and $423,343 for the years ended December 31, 2003 and 2002, respectively.

Employment Agreements
---------------------

President's Agreement

In October of 2003, the Company and the Bank entered into an employment agreement (the "Agreement") with the Bank's President and Chief Executive Officer that expires on December 31, 2006. The Agreement provides for, among other things, a stipulated base salary for the first year of the Agreement, annual increases at each anniversary and a discretionary annual bonus to be determined by the Board of Directors.

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

Under the terms of a prior employment agreement (the "Prior Agreement"), the Prior Agreement provided that the Company granted shares of the Company's common stock to the President on December 31, 2000, and annually thereafter through December 31, 2003. The number of shares granted was based on 30% of the President's stipulated base salary for the preceding annual employment period, as defined, and such shares granted would vest and be distributed to the President in four annual installments (with any balance distributed upon termination other than for cause). Compensation cost is being recognized over four years under the terms of the Prior Agreement. Under certain circumstances defined in the Prior Agreement, this stock grant may be settled in cash. The Prior Agreement also provided for the grant of options to purchase a minimum of 10,000 shares of the Company's common stock on December 31, 2000, and annually thereafter through December 2002, and on December 31, 2003, if the President remained employed by the Bank. In the event that the Company did not have stock options available to grant at any of the stipulated dates, which was the case at December 31, 2000, 2001, 2002 and 2003, the President may then elect, on a future determination date, as defined, to be chosen by the President, to receive cash compensation in the future equal to the difference between the value of the Company's stock at the time the options would have been granted, and the value of the Company's stock on the determination date. For the years ended December 31, 2003 and 2002, approximately $194,000 and $75,000, respectively, was charged to expense related to the stock and option compensation components of the Agreement.

Other Employment Agreements

Effective January 1, 2004, the Company entered into one-year employment agreements with two officers of the Pinnacle Financial division, which replaced contracts that expired on December 31, 2003. The agreements provide for, among other things, a minimum and maximum base salary and commission arrangement, as well as additional compensation based upon the achievement of certain other financial results, and for reimbursement of expenses incurred incidental to their duties as officers. The agreements terminate on December 31, 2004.

In November 2003, the Company entered into an employment agreement with its Chief Financial Officer that expires on December 31, 2007. The agreement provides for, among other things, a stipulated base salary and annual discretionary bonuses as determined from time to time by the Board of Directors. In addition, the Chief Financial Officer has a change of control agreement that entitles the Chief Financial Officer to receive two years' compensation (as defined in the agreement) if a change of control (as defined in the agreement) occurs while the Chief Financial Officer is a full-time officer of the Bank or within six months following termination of employment other than for cause (as defined in the agreement) or by reason of death or disability.

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

Stock Appreciation Rights Plan
------------------------------

During 2001, the Company adopted the Patriot National Bancorp, Inc. 2001 Stock Appreciation Rights Plan (the "SAR Plan"). Under the terms of the SAR Plan, the Company may grant stock appreciation rights to officers of the Company that entitle the officers to receive, in cash or Company common stock, the appreciation in the value of the Company's common stock from the date of grant. Each award vests at the rate of 20% per year from the date of grant. Any unexercised rights will expire ten years from the date of grant. During 2001, the Company granted a total of 18,000 stock appreciation rights to three Company officers, and $36,576 and $2,600, respectively, was charged to operations under the SAR Plan for the years ended December 31, 2003 and 2002.

Legal Matters
-------------

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company's financial condition or results of operations.

Other
-----

The Company expects to open two new branch offices in 2004. Subsequent to December 31, 2003, the Company entered into a non-cancelable lease for one of these locations.

Note 9. Income Taxes

The components of the income tax provision for the years ended December 31, 2003 and 2002 are as follows:




                                           2003                2002
                                       -------------------------------

     Current
      Federal                            $  842,241        $  701,867
      State                                 264,848           188,886
                                          ----------         ---------
                 Total                    1,107,089           890,753
                                          ----------         ---------

     Deferred
      Federal                              (178,241)         (211,866)
      State                                 (51,848)          (57,887)
                                          ----------         ---------
            Total                          (230,089)         (269,753)
                                          ----------         ---------
            Provision for income taxes   $  877,000        $  621,000
                                          ==========         =========




A reconciliation of the anticipated income tax provision (computed by applying the statutory Federal income tax rate to the income before income taxes) to the income tax provision as reported in the statements of income for the years ended December 31, 2003 and 2002 is as follows:






                                           2003                2002
                                       -------------------------------
Provision for income taxes at
  statutory Federal rate               $  754,000         $  568,800
State taxes, net of Federal benefit       129,000             86,800
Dividends received deduction              (45,900)           (69,100)
Nondeductible expenses                     10,900              9,000
Other                                      29,000             25,500
                                        ----------         ----------
     Total provision for income taxes  $  877,000         $  621,000
                                        ==========         ==========


At December 31, 2003 and 2002, the components of gross deferred tax assets and gross deferred tax liabilities are as follows:







                                           2003                2002
                                       -------------------------------

Deferred tax assets:
    Allowance for loan losses          $  1,172,111        $  939,729
    Investment securities                   189,312            46,613
    Asset under capital lease                20,667            44,654
    Premises and equipment                  230,643           159,637
    Accrued expenses                         13,580            14,062
    Other                                     7,206            15,938
                                          ----------        ----------
        Gross deferred tax assets         1,633,519         1,220,633
                                          ----------        ----------

Deferred tax liabilities:
    Tax bad debt reserve                    109,394           115,909
    Investment securities                        -            350,028
                                          ----------        ----------
    Gross deferred tax liabilities          109,394           465,937
                                          ----------        ----------
         Deferred tax asset, net       $  1,524,125        $  754,696
                                          ==========        ==========



Note 10. Goodwill

The Company adopted the provisions of SFAS 142 effective January 1, 2002. As a result, effective January 1, 2002, goodwill is no longer amortized, and is evaluated for impairment under SFAS 142. Based on the Company's initial goodwill impairment test, goodwill was not impaired at the date of adoption of SFAS 142, and based on the Company's annual goodwill impairment tests performed in October 2003 and 2002, goodwill was not impaired for the years ended December 31, 2003 and 2002. In addition, no goodwill was acquired during 2003 and 2002.

Note 11. Shareholders' Equity

Income Per Share
----------------

The following is information about the computation of income per share for the years ended December 31, 2003 and 2002.



                                                  2003
                                     ----------------------------------
                                      Net                     Per Share
                                     Income        Shares       Amount
                                     ----------------------------------

Basic Income Per Share
  Income available to
    common shareholders          $  1,340,720     2,400,879   $   0.56

Effect of Dilutive Securities
  Warrants and stock options
    outstanding                            -         42,357      (0.01)
                                    -----------------------------------
Diluted Income Per Share
  Income available to common
  shareholders plus assumed
    conversions                  $  1,340,720     2,443,236   $   0.55
                                    ===================================



                                                  2002
                                     ----------------------------------
                                      Net                     Per Share
                                     Income        Shares       Amount
                                     ----------------------------------

Basic Income Per Share
  Income available to
   common shareholders           $  1,052,007     2,400,525   $   0.44

Effect of Dilutive Securities
  Warrants and stock options
    outstanding                            -         26,789      (0.01)
                                    -----------------------------------
Diluted Income Per Share
  Income available to common
  shareholders plus assumed
    conversions                  $  1,052,007     2,427,314   $   0.43
                                    ===================================



Stock warrants
---------------

The Bank issued warrants to certain of the Bank's original organizing group and certain other individuals to purchase up to 95,000 shares of the Bank's common stock at the original public offering price of $6 per share. These warrants are currently exercisable and expire on August 31, 2004. The obligations related to all warrants issued by the Bank were assumed by the Company. The Company has reserved 83,484 shares of its common stock for issuance upon exercise of these warrants.

A summary of the status of the warrants at December 31, 2003 and 2002, and changes during the years ended on those dates, is as follows:




                            2003                        2002
                  -------------------------   -------------------------
                                 Weighted-                    Weighted-
                     Number       Average        Number        Average
                       of        Exercise          of         Exercise
                     Shares        Price         Shares         Price
                  -------------------------   -------------------------


Outstanding at
 beginning of year   91,166      $  6.00         91,166       $  6.00

Expired                  -                           -
Exercised             7,682         6.00             -
                    --------                    --------
Outstanding at
 end of year         83,484         6.00         91,166          6.00
                    ========                    ========
Exercisable at
 end of year         83,484         6.00         91,166          6.00
                    ========                    ========



The weighted average remaining contractual life for the warrants outstanding at December 31, 2003 is 0.7 years.

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

A summary of the status of the stock options at December 31, 2003 and 2002 is as follows:





                            2003                        2002
                  -------------------------   -------------------------
                                 Weighted-                    Weighted-
                     Number       Average        Number        Average
                       of        Exercise          of         Exercise
                     Shares        Price         Shares         Price
                  -------------------------   -------------------------

Outstanding at
  beginning of year  110,000     $   10.13       110,000      $   10.13
Granted                   -                           -
                     --------                   ---------
Outstanding at
  end of year        110,000         10.13       110,000          10.13
                     ========                   =========
Exercisable at
  end of year        110,000         10.13       110,000          10.13
                     ========                   =========



The weighted-average remaining contractual life for the options outstanding at December 31, 2003 is 5.6 years.

Note 12. 401(k) Savings Plan

The Company offers employees participation in the Patriot National Bank 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. The Company may make discretionary matching contributions to the 401(k) Plan. Participants are immediately vested in their contributions and Company contributions. The Company contributed approximately $73,000 and $34,000 to the 401(k) Plan in 2003 and 2002, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2003 and 2002:



                                           2003               2002
                                      ---------------------------------


   Commitments to extend credit:
      Future loan commitments           $  23,618,500    $  32,714,416
      Unused lines of credit               31,433,770       25,127,648
      Undisbursed construction loans       31,958,302       29,592,692
   Financial standby letters of credit        122,000          635,500
                                          -----------      -----------
                                        $  87,132,572    $  88,070,256
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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company's consolidated balance sheet at their fair value at inception. No liability related to guarantees was required to be recorded at December 31, 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

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

The Company's and the Bank's actual capital amounts and ratios at December 31, 2003 and 2002 were (dollars in thousands):




                                                          To Be Well
                                                         Capitalized
                                                         Under Prompt
                                                          Corrective
                                          For Capital       Action
                           Actual      Adequacy Purposes  Provisions
                      ------------------------------------------------
                        Amount   Ratio   Amount   Ratio  Amount  Ratio
                      ------------------------------------------------
2003
====

The Company:
-----------

Total Capital (to Risk
Weighted Assets)      $  29,094  11.87%  $ 19,608  8.00%  $ N/A   N/A

Tier I Capital (to Risk
Weighted Assets)         24,522  10.00%     9,809  4.00%    N/A   N/A

Tier I Capital
(Average Assets)         24,522   7.51%    13,061  4.00%    N/A   N/A


The Bank:
--------

Total Capital (to Risk
Weighted Assets)      $  28,568  11.67%  $ 19,584  8.00%  $24,480 10.00%

Tier I Capital (to Risk
Weighted Assets)         25,633  10.47%     9,793  4.00%   14,689  6.00%

Tier I Capital (to
Average Assets)          25,633   7.85%    13,061  4.00%   16,327  5.00%
                      ---------------------------------------------------

2002
====

The Company:
-----------

Total Capital (to Risk
Weighted Assets)      $  19,382  10.39%  $ 14,924  8.00%  $ N/A   N/A

Tier I Capital (to Risk
Weighted Assets)         17,044   9.13%     7,467  4.00%    N/A   N/A

Tier I Capital
(Average Assets)         17,044   6.99%     9,753  4.00%    N/A   N/A


The Bank:
--------

Total Capital (to Risk
Weighted Assets)      $  19,340  10.36%  $ 14,934  8.00%  $18,668 10.00%

Tier I Capital (to Risk
Weighted Assets)         17,001   9.11%     7,465  4.00%   11,197  6.00%

Tier I Capital
(to Average Assets)      17,001   6.98%     9,743  4.00%   12,178  5.00%




Restrictions on dividends, loans and advances
---------------------------------------------

The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net earnings for the preceding two years. As of December 31, 2003, the Bank had retained earnings of approximately $3,477,000, all of which is available for distribution to the Company as dividends without prior regulatory approval. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the FRB may impose further dividend restrictions on the Company.

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

Changes in loans outstanding to such related parties during 2003 and 2002 are as follows:



                                               2003            2002
                                          -----------------------------

  Balance, beginning of year              $  3,547,766    $  3,847,622
  Additional loans                               8,823       4,043,876
  Repayments                                (2,129,708)     (3,914,030)
  Adjustment for former related parties        (16,441)       (429,702)
                                          -----------------------------
  Balance, end of year                    $  1,410,440    $  3,547,766
                                          =============================



Related party deposits aggregated approximately $4,126,000 and $4,002,000 as of December 31, 2003 and 2002, respectively.

The Company leases office space to a director of the Company under two leases. Rental income under these leases was approximately $25,300 and $22,300, respectively, for the years ended December 31, 2003 and 2002.

During 2003 and 2002, the Company paid legal fees of approximately $30,400 and $21,800, respectively, to an attorney who is a director of the Company.

Note 16. Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:



                                              2003
                              --------------------------------------
                              Before-Tax                  Net-of-Tax
                                Amount     Tax Effect       Amount
                              --------------------------------------

Unrealized holding losses
 arising during period       $ (1,727,056)  $ 656,281  $ (1,070,775)

Less reclassification
 adjustment for gains
 recognized in net income         307,739    (116,941)      190,798
                              --------------------------------------
Unrealized holding loss
 on available for sale
 securities, net of taxes    $ (1,419,317)  $ 539,340  $   (879,977)
                              ======================================


                                              2002
                              --------------------------------------
                              Before-Tax                  Net-of-Tax
                                Amount     Tax Effect       Amount
                              --------------------------------------

Unrealized holding gains
 arising during period       $    466,603   $(168,083) $    298,520

Add reclassification
 adjustment for losses
 recognized in net income          25,733      (9,270)       16,463
                              --------------------------------------
Unrealized holding gain on
 available for sale
 securities, net of taxes    $    492,336   $(177,353) $    314,983
                              ======================================



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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2003 and 2002. The estimated fair value amounts for 2003 and 2002 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

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

As of December 31, 2003 and 2002, the recorded book balances and estimated fair values of the Company's financial instruments were (in thousands):




                                   2003                      2002
                          ---------------------  ---------------------
                           Recorded               Recorded
                             Book                   Book
                           Balance   Fair Value   Balance   Fair Value
                          ---------------------  ---------------------


Financial Assets:
----------------
Cash and due from banks   $   4,024  $   4,024   $   5,386  $    5,386
Federal funds sold           15,000     15,000       3,000       3,000
Short-term investments       10,431     10,431       3,349       3,349
Available for sale
 securities                  90,562     90,562      60,618      60,618
Federal Reserve Bank stock      691        691         481         481
Federal Home Loan Bank stock  1,077      1,077         621         621
Loans receivable, net       214,421    218,064     170,795     174,693
Accrued interest receivable   1,471      1,471       1,311       1,311


Financial Liabilities:
---------------------
Demand deposits           $  30,477  $  30,477   $  25,520  $   25,520
Savings deposits             23,793     23,793      26,848      26,848
Money market deposits        69,504     69,504      56,974      56,974
NOW accounts                 22,850     22,850      22,686      22,686
Time deposits               143,369    148,005      85,884      88,470
FHLB borrowings              17,000     17,107       4,000       4,251
Securities sold under
 agreements to repurchase     5,700      5,700       5,700       5,700
Subordinated debt             8,248      8,248          -           -
Collateralized borrowings       249        249         349         349




Unrecognized financial instruments
-----------------------------------

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2003 and 2002. The estimated fair value of fee income on letters of credit at December 31, 2003 and 2002 was insignificant.

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

Information about reportable segments, and a reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2003 and 2002 is as follows (in thousands):




                               Commercial    Mortgage   Consolidated
2003                             Bank         Broker       Totals
----                          ---------------------------------------

Net interest income            $  9,626      $    -     $   9,626
Noninterest income                  851        3,963        4,814
Noninterest expenses              8,441        3,218       11,659
Provision for loan losses           563           -           563
Income before taxes               1,473          745        2,218
Assets                          341,473          996      342,469


                               Commercial    Mortgage   Consolidated
2002                             Bank         Broker       Totals
----                          ---------------------------------------

Net interest income            $  7,840      $    -     $   7,840
Noninterest income                  496        3,618        4,114
Noninterest expenses              6,934        2,879        9,813
Provision for loan losses           468           -           468
Income before taxes                 934          739        1,673
Assets                          247,459        1,038      248,497




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