Form 10QSB
period 2004-03-31
PATRIOT NATIONAL BANCORP INC
filed 2004-05-13
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

900 Bedford Street, Stamford, Connecticut 06901
(Address of principal executive offices)

(203) 324-7500
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 2,428,607 shares issued and outstanding as of the close of business April 30, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	20

Part II	OTHER INFORMATION

Item 2.	Changes in Securities	21

Item 6.	Exhibits and Reports on Form 8-K	21

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Cash and due from banks	$1,808,648	$4,023,732
Federal funds sold	15,000,000	15,000,000
Short term investments	12,519,233	10,430,939

Cash and cash equivalents	29,327,881	29,454,671

Available for sale securities (at fair value)	88,525,047	90,562,083
Federal Reserve Bank stock	692,600	691,150
Federal Home Loan Bank stock	1,077,300	1,077,300
Loans receivable (net of allowance for loan losses: 2004 $3,094,675; 2003 $2,934,675)	221,173,608	214,420,528
Accrued interest receivable	1,607,312	1,470,622
Premises and equipment, net	1,481,102	1,421,098
Deferred tax asset, net	1,317,084	1,524,125
Goodwill	930,091	930,091
Other assets	970,120	917,381

Total assets	$347,102,145	$342,469,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$33,218,691	$30,477,295
Interest bearing deposits	261,247,672	259,514,887

Total deposits	294,466,363	289,992,182
Securities sold under agreements to repur	5,700,000	5,700,000
Federal Home Loan Bank borrowings	17,000,000	17,000,000
Subordinated debt	8,248,000	8,248,000
Other borrowings	290,505	353,385
Accrued expenses and other liabilities	2,086,059	2,395,569

Total liabilities	327,790,927	323,689,136

Shareholders' equity
Common stock, $2 par value: 5,333,333 shares authorized; shares
issued and outstanding: 2004 - 2,420,274; 2003 - 2,408,607	4,840,548	4,817,214
Additional paid-in capital	11,565,705	11,519,037
Retained earnings	2,876,039	2,752,541
Accumulated other comprehensive income – net unrealized
gain (loss) on available for sale securities, net of tax	28,926	(308,879)

Total shareholders' equity	19,311,218	18,779,913

Total liabilities and shareholders' equity	$347,102,145	$342,469,049

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

Interest and Dividend Income
Interest and fees on loans	$3,526,755	$2,898,001
Interest and dividends on investment securities	765,220	524,215
Interest on federal funds sold	15,656	11,000

Total interest and dividend income	4,307,631	3,433,216

Interest Expense
Interest on deposits	1,425,690	1,061,893
Interest on Federal Home Loan Bank borrowings	102,324	47,950
Interest on subordinated debt	88,248	4,901
Interest on other borrowings	23,835	41,557

Total interest expense	1,640,097	1,156,301

Net interest income	2,667,534	2,276,915
Provision for Loan Losses	160,000	165,000

Net interest income after provision for loan losses	2,507,534	2,111,915

Non-Interest Income
Mortgage brokerage referral fees	495,619	932,783
Loan processing fees	119,409	178,346
Fees and service charges	100,931	70,427
Gain on sale of investment securities	-	125,165
Other income	35,544	35,870

Total non-interest income	751,503	1,342,591

Non-Interest Expenses
Salaries and benefits	1,797,613	1,887,589
Occupancy and equipment expense, net	381,417	270,424
Data processing and other outside services	196,160	192,236
Professional services	100,419	89,667
Advertising and promotional expenses	112,411	69,322
Loan administration and processing expenses	65,660	104,542
Other non-interest expenses	270,251	242,216

Total non-interest expenses	2,923,931	2,855,996

Income before income taxes	335,106	598,510
Provision for Income Taxes	139,000	233,000

Net income	$196,106	$365,510

Basic income per share	$0.08	$0.15

Diluted income per share	$0.08	$0.15

Dividends per share	$0.030	$0.025

See accompanying notes to consolidated financial statements.

4

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

Net income:	$196,106	$365,510

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of taxes	337,805	(184,488)

Comprehensive income	$533,911	$181,022

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

Cash Flows from Operating Activities
Net income	$196,106	$365,510
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	116,070	94,816
Provision for loan losses	160,000	165,000
Gain on sale of investment securities	-	(125,165)
Depreciation and amortization	131,204	86,386
Loss on disposal of bank premises and equipment	2,924	2,037
Changes in assets and liabilities:
Increase (decrease) in deferred loan fees	14,554	(10,283)
(Increase) decrease in accrued interest receivable	(136,690)	81,816
Increase in other assets	(52,740)	(313,226)
Decrease in accrued expenses and other liabilities	(309,860)	(68,297)

Net cash provided by operating activities	121,568	278,594

Cash Flows from Investing Activities
Purchases of available for sale securities	(4,000,000)	-
Proceeds from sales of available for sale securities	-	3,840,709
Principal repayments on available for sale securities	4,465,812	4,972,173
Proceeds from maturities of available for sale securities	2,000,000	2,000,000
Purchase of Federal Home Loan Bank Stock	-	(456,000)
Purchase of Federal Reserve Bank Stock	(1,450)	-
Net increase in loans	(6,927,634)	(6,651,830)
Purchases of bank premises and equipment	(194,131)	(185,489)
Proceeds from sale of bank premises and equipment	-	6,900
Investment in trust	-	(248,000)

Net cash (used in) provided by investing activities	(4,657,403)	3,278,463

Cash Flows from Financing Activities
Net increase (decrease) in demand, savings and money market deposits	6,146,763	(3,180,504)
Net (decrease) increase in time certificates of deposits	(1,672,582)	4,319,894
Proceeds from FHLB borrowings	6,000,000	-
Principal repayments of FHLB borrowings	(6,000,000)	-
Proceeds from issuance of subordinated debt	-	8,248,000
Decrease in other borrowings	(62,880)	(58,070)
Dividends paid on common stock	(72,258)	(60,018)
Proceeds from issuance of common stock	70,002	1,200

Net cash provided by financing activities	4,409,045	9,270,502

Net (decrease) increase in cash and cash equivalents	(126,790)	12,827,559

Cash and cash equivalents
Beginning	29,454,671	11,734,725

Ending	$29,327,881	$24,562,284

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$1,641,202	$1,151,523

Income Taxes	$97,780	$60,014

Supplemental disclosure of noncash investing and financing activities:
Unrealized holding gain (loss) on available for sale securities arising during the period	$544,846	$(297,561)

Accrued dividends declared on common stock	$72,608	$60,018

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)
The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp”) at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

(2)
The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2003.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the remaining quarters of 2004.

(3)
Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three months ended March 31, 2004 and 2003.

Quarter ended March 31, 2004
	Net Income	Shares	Amount

Basic Income Per Share
Income available to common shareholders	$196,106	2,411,743	$0.08
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	78,128	-

Diluted Income Per Share
Income available to common shareholders plus assumed conversions	$196,106	2,489,871	$0.08

    Quarter ended March 31, 2003
	Net Income	Shares	Amount

Basic Income Per Share
Income available to common shareholders	$365,510	2,400,725	$0.15
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	36,834	-

Diluted Income Per Share
Income available to common shareholders plus assumed conversions	$365,510	2,437,559	$0.15

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

Information about reportable segments and a reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

Quarter ended March 31, 2004
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$2,668	$-	$2,668
Non-interest income	160	591	751
Non-interest expense	2,273	651	2,924
Provision for loan losses	160	-	160
Income (loss) before taxes	395	(60)	335
Assets at period end	346,091	1,011	347,102

    Quarter ended March 31, 2003
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$2,277	$-	$2,277
Non-interest income	243	1,100	1,343
Non-interest expense	1,970	886	2,856
Provision for loan losses	165	-	165
Income before taxes	385	214	599
Assets at period end	256,798	1,082	257,880

(5)	Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on net income.

(6)	Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	2004
	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount

Unrealized holding gain arising during the period	$544,846	$(207,041)	$337,805

Reclassification adjustment for (gains) losses recognized in income	-	-	-

Unrealized holding gain on available for sale securities, net of taxes	$544,846	$(207,041)	$337,805

	2003
	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount

Unrealized holding loss arising during the period	$(172,396)	$65,510	$(106,886)

Reclassification adjustment for (gains) losses recognized in income	(125,165)	47,563	(77,602)

Unrealized holding loss on available for sale securities, net of taxes	$(297,561)	$113,073	$(184,488)

(7)	The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale securities at March 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government
agency obligations	$15,005,210	$25,338	$(3,750)	$15,026,798
Mortgage-backed
securities	62,473,181	291,592	(266,524)	62,498,249
Money market preferred
equity securities	11,000,000	-	-	11,000,000

	$88,478,391	$316,930	$(270,274)	$88,525,047

(8)
Pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” issued in December 2003, the Company deconsolidated Patriot National Statutory Trust I (the “Trust”), of which the Company owned 100% of the Trust’s common securities, on December 31, 2003. As a result, the Statement of Cash flows for the three months ended March 31, 2003, which previously presented the issuance of trust-preferred securities of $8,000,000, has been restated to separately present the issuance of $8,248,000 of subordinated debentures by the Company, and the Company’s $248,000 investment in the Trust.

Item 2.   Management's Discussion and Analysis or Plan of Operation

(a)	Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

(b)	Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Bancorp had net income of $196,000 ($0.08 basic income per share and $0.08 diluted income per share) for the quarter ended March 31, 2004, compared to net income of $366,000 ($0.15 basic income per share and $0.15 diluted income per share) for the quarter ended March 31, 2003.

Total assets increased $4.6 million from $342.5 million at December 31, 2003 to $347.1 million at March 31, 2004. Cash and cash equivalents remained largely unchanged at March 31, 2004 as compared to December 31, 2003. The available for sale securities portfolio decreased $2.1 million to $88.5 million at March 31, 2004 from $90.6 million at December 31, 2003. The net loan portfolio increased $6.8 million from $214.4 million at December 31, 2003 to $221.2 million at March 31, 2004. Deposits increased $4.5 million to $294.5 million at March 31, 2004 from $290.0 million at December 31, 2003. Borrowings remained relatively unchanged at March 31, 2004 as compared to December 31, 2003. Total shareholders’ equity increased $531,000 to $19.3 million at March 31, 2004 from $18.8 million at December 31, 2003.

Financial Condition

Assets

Bancorp’s total assets increased $4.6 million from $342.5 million at December 31, 2003 to $347.1 million at March 31, 2004. Cash and cash equivalents remained largely unchanged at March 31, 2004 as compared to December 31, 2003. Cash and due from banks decreased $2.2 million; federal funds sold is unchanged at $15.0 million and short term investments increased $2.1 million.

Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	March 31,	December 31,
	2004	2003

U. S. Government Agency Obligations	$15,026,798	$11,865,618
Mortgage Backed Securities	62,498,249	66,696,465
Money market preferred equity securities	11,000,000	12,000,000

Total Investments	$88,525,047	$90,562,083

Available for sale securities decreased $2.1 million from $90.6 million at December 31, 2003 to $88.5 million at March 31, 2004. This net decrease represents the excess of mortgage backed principal repayments and called securities over the purchase of additional government sponsored agency bonds.

At March 31, 2004 gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $316,930 and $270,274, respectively (Note 7); none of the losses existed for a period of twelve months or more. Management does not believe these unrealized losses are other than temporary as they relate to debt and mortgage-backed securities issued by U.S. Government and U.S. Government sponsored agencies. Bancorp has the ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings and capital.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	March 31,	December 31,
	2004	2003

Real Estate
Commercial	$98,636,586	$96,339,220
Residential	21,238,504	21,772,759
Construction	61,541,761	57,122,445
Commercial	16,606,302	15,532,902
Consumer installment	1,935,221	1,861,924
Consumer home equity	25,206,285	25,607,775

Total Loans	225,164,659	218,237,025
Net deferred fees	(896,376)	(881,822)
Allowance for loan losses	(3,094,675)	(2,934,675)

Total Loans	$221,173,608	$214,420,528

Bancorp’s net loan portfolio increased $6.8 million from $214.4 million at December 31, 2003 to $221.2 million at March 31, 2004. Increases in construction loans of $4.4 million, commercial real estate loans of $2.3 million and commercial and industrial loans of $1.1 million were partially offset by decreases in residential real estate and home equity loans of $534 thousand and $401 thousand, respectively. A favorable interest rate environment for borrowers combined with a strong real estate market continues to contribute to the overall growth in the loan portfolio.

At March 31, 2004, the net loan to deposit ratio was 75.1% and the net loan to total assets ratio was 63.7%. At December 31, 2003, the net loan to deposit ratio was 73.9% and the net loan to total assets ratio was 62.6%. Based on loan applications in process and the planned hiring of additional loan officers, management anticipates continued loan growth during the remainder of 2004.

Critical Accounting Policies

In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses Bancorp’s only critical accounting policy, which is the policy that is most important to the presentation of Bancorp’s financial results and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses

The allowance for loan losses, a material estimate susceptible to significant change in the near-term, is established as losses are estimated to have occurred through a provision for loan losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on the evaluation of individual loans, the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of specific loans and other relevant factors. The allowance for loan losses is maintained at a level that management believes is adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loan loss experience.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. A risk rating system is utilized to measure the adequacy of the general component of the allowance for loan losses.

Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of “one” being the least risk and a rating of “nine” reflecting the most risk or a complete loss. Risk ratings are assigned by the originating loan officer or loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of “six” or above are monitored more closely by the credit administration officers. The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Loan quality control is continually monitored by management and reviewed by the board of directors and loan committee on a monthly basis, subject to oversight by the board of directors through its members who serve on the loan committee. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $3.1 million at March 31, 2004, which represents 1.38% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2003, the allowance for loan losses was $2.9 million or 1.35% of gross loans outstanding.

Analysis of Allowance for Loan Losses

	March 31,
(Thousands of dollars)	2004	2003

Balance at beginning of period	$2,935	$2,373

Charge-offs	-	(1)
Recoveries	-	-

Net (charge-offs) recoveries	-	(1)

Provision charged to operations	160	165

Balance at end of period	$3,095	$2,537

Ratio of net (charge-offs) recoveries during the period to average loans
outstanding during the period.	(0.00%)	(0.00%)

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing and past due loans:

	March 31,	December 31,
(Thousands of dollars)	2004	2003

Loans delinquent over 90 days still accruing	$330	$165
Non-accruing loans	2,866	150

Total	$3,196	$315

% of Total Loans	1.43%	0.14%
% of Total Assets	0.92%	0.09%

Potential Problem Loans

The $2.8 million in non-accruing loans at March 31, 2004 is comprised of two loans that are well collateralized and in the process of collection.

In addition to the loans disclosed in the table above, Bancorp, at March 31, 2004 had one loan in the amount of $641,000, which was 30 days past due at the end of the quarter, which management has significant doubts as to the ability of the borrower to comply with the present repayment terms; this loan is also well collateralized and in the process of collection. This loan was subsequently placed on non-accrual status.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	March 31,	December 31,
	2004	2003

Non-interest bearing	$33,218,691	$30,477,295

Interest bearing
Time certificates, less than $100,000	91,110,700	92,574,784
Time certificates, $100,000 or more	50,585,365	50,793,863
Money market	72,148,006	69,503,859
Savings	23,859,321	23,792,811
NOW	23,544,280	22,849,570

Total interest bearing	261,247,672	259,514,887

Total Deposits	$294,466,363	$289,992,182

Total deposits increased $4.5 million from $290.0 million at December 31, 2003 to $294.5 million at March 31, 2004. Noninterest bearing deposits increased $2.7 million due primarily to increases in official checks and consumer demand deposit accounts. Interest bearing deposits increased $1.7 million. Money market fund accounts and NOW accounts increased $2.6 million and $694 thousand, respectively, while certificates of deposit decreased $1.7 million. Due to the uncertainty in short term interest rates, many depositors have been keeping funds liquid which has resulted in an increase in money market fund accounts and a slight decrease in certificates of deposit.

Off-Balance Sheet Arrangements

There have been no significant changes in Bancorp’s off-balance sheet arrangements during the quarter ended March 31, 2004.

Results of Operations

Interest and dividend income and expense

Bancorp’s interest and dividend income increased $874,000 or 25.5% for the quarter ended March 31, 2004 as compared to the same period in 2003. Interest and fees on loans increased 21.7% or $629,000 from $2.9 million for the quarter ended March 31, 2003 to $3.5 million for the quarter ended March 31, 2004. These increases are the result of the increase in the investment and loan portfolios, net of decreases in the yields on interest earning assets.

Bancorp’s interest expense increased 41.8% or $484,000 for the quarter ended March 31, 2004 as compared to the same period in 2003. Increases in interest bearing deposits accounts resulted in an increase of 34.3% or $364,000 in interest expense for the quarter ended March 31, 2004 compared to the same period last year. Increases in outstanding borrowings resulted in an increase of $120,000 in interest expense for the quarter ended March 31, 2004 as compared to the same period in 2003. These increases in interest expenses are due to higher levels of interest bearing liabilities partially offset by lower interest rates on interest bearing liabilities.

Non-interest income

Non-interest income decreased $591,000 or 44.0% to $752,000 for the quarter ended March 31, 2004 as compared to the same period last year. Mortgage brokerage and referral fees decreased by 46.9% or $437,000 to $496,000 for the quarter ended March 31, 2004 as compared to $933,000 for the same period last year. This decrease was due primarily to an increase in interest rates which resulted in a decrease in the volume of refinance transactions. As a result of the decrease in refinance transactions, there was also a decrease in loan origination and processing fees of $59,000 or 33.1% to $119,000 for the quarter ended March 31, 2004 as compared to $178,000 for the quarter ended March 31, 2003. The results for the three months ended March 31, 2003 reflect gains on the sale of investment securities of

$125,000 which included a gain of $117,000 on an investment security for which Bancorp recorded a write-down in 2001 made for the other-than-temporary impairment of such security due to the deterioration in the financial condition of the issuer. In March 2003, Bancorp received the proceeds from a tender offer made by the issuer at a price of 100% of par for the above security under a comprehensive refinancing plan. During the quarter ended March 31, 2004, there were no sales of investment securities.

Non-interest expenses

Non-interest expenses increased 2.4% or $68,000 to $2,924,000 for the quarter ended March 31, 2004 from $2,856,000 for the quarter ended March 31, 2003. Salaries and benefits expense decreased 4.8%, or $89,000 to $1.8 million for the quarter ended March 31, 2004 from $1.9 million for the quarter ended March 31, 2003. Increases in salaries, due primarily to staff additions resulting from the opening of three branches in 2003, were more than offset by lower levels of commissions and production related incentive compensation accruals resulting from the decrease in the volume of residential refinance transactions. Occupancy and equipment expense, net, increased $111,000 or 41% to $381,000 for the quarter ended March 31, 2004 from $270,000 for the quarter ended March 31, 2003 due primarily to the establishment during 2003 of three additional branch locations. Advertising and promotional expenses increased 62.2% to $112,000 for the three months ended March 31, 2004 from $69,000 for the three months ended March 31, 2003 due primarily to increased newspaper and radio advertisements. Loan administration and processing expenses decreased 37.2% to $66,000 for the three months ended March 31, 2004 from $105,000 for the three months ended March 31, 2003 due to the decrease in the volume of residential refinance transactions. Other non-interest expenses increased $28,000 or 11.6% to $270,000 for the quarter ended March 31, 2004 from $242,000 for the quarter ended March 31, 2003 due primarily to increases in software and telecommunications expenses.

Bancorp has received regulatory approval to establish two additional branch locations which will result in additional capital expenditures as well as increases in salaries and benefits and occupancy and equipment expenses. Management anticipates that one branch will open in the third quarter of 2004 and the second branch in the fourth quarter of 2004.

Income Taxes

Bancorp recorded income tax expense of $139,000 for the quarter ended March 31, 2004 as compared to $233,000 for the quarter ended March 31, 2003. The effective tax rates for the quarters ended March 31, 2004 and March 31, 2003 were 41% and 39%, respectively. These changes are related primarily to the change in pre-tax income and the exclusion for state tax purposes of certain holding company expenses.

LIQUIDITY

Bancorp's liquidity ratio was 34.0% and 28.8% at March 31, 2004 and 2003, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts, the costs related to opening new branch offices and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at March 31, 2004 and December 31, 2003 respectively:

	March 31, 2004	December 31, 2003

Total Risk-based Capital	11.70%	11.87%
Tier 1 Risk-based Capital	9.85%	10.00%
Leverage Capital	7.27%	7.51%

The following table illustrates the Bank’s regulatory capital ratios at March 31, 2004 and December 31, 2003 respectively:

	March 31, 2004	December 31, 2003

Total Risk-based Capital	11.50%	11.67%
Tier 1 Risk-based Capital	10.27%	10.47%
Leverage Capital	7.58%	7.85%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be “well capitalized” at March 31, 2004 under applicable regulations. To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Management continuously assesses the adequacy of the Bank’s capital to ensure that the Bank remains a “well capitalized” institution. Management’s strategic and capital plans contemplate various options to raise additional capital to support the planned growth of the Bank.

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

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial services companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effects of Bancorp's opening of branches, and (8) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in Bancorp's future filings with the SEC.

Item 3.       Controls and Procedures

Based on an evaluation of the effectiveness of Bancorp’s disclosure controls and procedures performed by Bancorp’s management, with the participation of Bancorp’s Chief Executive Officer and its Chief Financial Officer as of the end of the period covered by this report, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures have been effective.

As used herein, “disclosure controls and procedures” means controls and other procedures of Bancorp that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Bancorp’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended March  31, 2004 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 2.       Changes in Securities

(a)	Not applicable

(b)	Not applicable

(c)
During the three months ended March 31, 2004, Bancorp issued 11,667 shares of its Common Stock upon the exercise of certain warrants that were granted by the Bank in 1994 in connection with its organization to persons who assisted the Bank in meeting its pre-opening expenses. The exercise price per share of these warrants is $6.00. The obligations under these warrants were assumed by Bancorp at the time the Bank became a wholly owned subsidiary of Bancorp.

The total amount received by Bancorp for these shares was $70,002. No underwriter was used in connection with the sale of these 11,667 shares nor were any underwriting discounts or commissions paid. Bancorp claims an exemption from registration for the sale of these shares under Rule 504 under the Securities Act of 1933, on the basis that the aggregate price for all of the warrants issued to individuals involved in the organization is less than $1,000,000.

(d)	Not applicable

Item 6.       Exhibits and Reports on Form 8-K

(a)	No.	Description

	31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certification

(b)	During the quarter ended March 31, 2004, Bancorp filed the following Current Reports on Form 8-K:

Report dated February 6, 2004 (filed February 11, 2004) responded to Items 9 and 12 and related to a press release announcing certain information concerning Bancorp’s results of operations for the quarter and year ended December 31, 2003 and its financial condition at December 31, 2003.

Report dated March 11, 2004 (filed March 11, 2004) responded to Item 5 and related to a press release announcing the receipt of regulatory approval to establish a full service branch location in Darien, Connecticut.

Report dated March 26, 2004 (filed March 31, 2004) responded to Items 5 and 7 and related to two press releases; the first dated March 26, 2004 reported the Company’s announcement of its quarterly dividend, and the second dated March 30, 2004 reported the filing of an application for regulatory approval to establish a full service branch location in Wilton, Connecticut, as well as the relocation of the residential mortgage division to Stamford, Connecticut.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	PATRIOT NATIONAL BANCORP, INC.
(Registrant)

By: /s/ Robert F. O’Connell

Robert F. O’Connell,
Senior Executive Vice President
Chief Financial Officer

(On behalf of the registrant and as
chief financial officer)

May 13, 2004

