Form 10QSB
period 2004-06-30
PATRIOT NATIONAL BANCORP INC
filed 2004-08-12
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Yes X   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 2,467,141 shares issued and outstanding as of the close of business July 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes   No X

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	22

Part II	OTHER INFORMATION

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits and Reports on Form 8-K	28

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Cash and due from banks	$5,413,689	$4,023,732
Federal funds sold	18,800,000	15,000,000
Short term investments	4,215,025	10,430,939

Cash and cash equivalents	28,428,714	29,454,671

Available for sale securities (at fair value)	90,190,636	90,562,083
Federal Reserve Bank stock	692,600	691,150
Federal Home Loan Bank stock	1,296,700	1,077,300
Loans receivable (net of allowance for loan losses: 2004 $3,154,675; 2003 $2,934,675)	225,799,943	214,420,528
Accrued interest receivable	1,550,189	1,470,622
Premises and equipment, net	1,874,434	1,421,098
Deferred tax asset, net	1,861,068	1,524,125
Goodwill	930,091	930,091
Other assets	919,761	917,381

Total assets	$353,544,136	$342,469,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$40,512,076	$30,477,295
Interest bearing deposits	264,948,390	259,514,887

Total deposits	305,460,466	289,992,182
Securities sold under agreements to repurchase	-	5,700,000
Federal Home Loan Bank borrowings	19,000,000	17,000,000
Subordinated debt	8,248,000	8,248,000
Other borrowings	226,318	353,385
Accrued expenses and other liabilities	1,902,233	2,395,569

Total liabilities	334,837,017	323,689,136

Shareholders' equity
Common stock, $2 par value: 5,333,333 shares authorized; shares issued and outstanding: 2004 - 2,441,857; 2003 - 2,408,607	4,883,714	4,817,214
Additional paid-in capital	11,652,037	11,519,037
Retained earnings	3,029,994	2,752,541
Accumulated other comprehensive loss – net unrealized loss on available for sale securities, net of tax	(858,626)	(308,879)

Total shareholders' equity	18,707,119	18,779,913

Total liabilities and shareholders' equity	$353,544,136	$342,469,049

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Interest and Dividend Income
Interest and fees on loans	$3,602,676	$3,040,352	$7,129,431	$5,938,354
Interest and dividends on
investment securities	683,246	484,031	1,448,466	1,008,246
Interest on federal funds sold	25,154	45,756	40,810	56,756

Total interest and dividend income	4,311,076	3,570,139	8,618,707	7,003,356

Interest Expense
Interest on deposits	1,410,737	1,169,853	2,836,427	2,231,746
Interest on Federal Home Loan Bank
borrowings	100,376	79,423	202,700	127,373
Interest on subordinated debt	87,655	90,890	175,903	95,791
Interest on other borrowings	14,731	35,368	38,566	76,926

Total interest expense	1,613,499	1,375,534	3,253,596	2,531,836

Net interest income	2,697,577	2,194,605	5,365,111	4,471,520
Provision for Loan Losses	60,000	90,000	220,000	255,000

Net interest income after provision for loan losses	2,637,577	2,104,605	5,145,111	4,216,520

Non-Interest Income
Mortgage brokerage referral fees	517,810	961,489	1,013,429	1,894,272
Loan processing fees	121,676	225,056	241,085	403,804
Fees and service charges	113,790	87,240	214,721	157,667
Gain on sale of investment securities	-	182,575	-	307,739
Other income	22,563	21,468	58,107	56,936

Total non-interest income	775,839	1,477,828	1,527,342	2,820,418

Non-Interest Expenses
Salaries and benefits	1,866,165	1,944,294	3,663,778	3,831,882
Occupancy and equipment expenses, net	378,722	328,284	760,139	598,708
Data processing and other outside services	204,901	166,269	401,061	358,506
Professional services	110,683	87,577	211,102	177,242
Advertising and promotional expenses	106,964	85,952	219,375	155,274
Loan administration and processing expenses	66,095	133,304	131,755	237,847
Other non-interest expenses	278,367	260,528	548,618	502,744

Total non-interest expenses	3,011,897	3,006,208	5,935,828	5,862,203

Income before income taxes	401,519	576,225	736,625	1,174,735

Provision for Income Taxes	162,000	227,000	301,000	460,000

Net income	$239,519	$349,225	$435,625	$714,735

Basic income per share	$0.10	$0.15	$0.18	$0.30

Diluted income per share	$0.10	$0.14	$0.17	$0.29

Dividends per share	$0.035	$0.030	$0.065	$0.055

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income	$239,519	$349,225	$435,625	$714,735

Unrealized holding losses on securities:
Unrealized holding losses arising during the period, net of taxes	(887,552)	(130,739)	(549,747)	(315,227)

Comprehensive (loss) income	$(648,033)	$218,486	$(114,122)	$399,508

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2004	2003

Cash Flows from Operating Activities
Net income	$435,625	$714,735
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	284,181	239,259
Provision for loan losses	220,000	255,000
Gain on sale of investment securities	-	(307,739)
Depreciation and amortization	263,102	177,520
Loss on disposal of bank premises and equipment	3,804	2,037
Changes in assets and liabilities:
Increase in deferred loan fees	85,988	81,310
(Increase) decrease in accrued interest receivable	(79,567)	77,625
Increase in other assets	(2,380)	(230,233)
Decrease in accrued expenses and other liabilities	(506,543)	(72,669)

Net cash provided by operating activities	704,210	936,845

Cash Flows from Investing Activities
Purchases of available for sale securities	(16,020,313)	(35,642,429)
Proceeds from sales of available for sale securities	-	7,094,321
Principal repayments on available for sale securities	12,220,889	11,353,924
Proceeds from maturities of available for sale securities	3,000,000	6,200,000
Purchase of Federal Home Loan Bank Stock	(219,400)	(456,000)
Purchase of Federal Reserve Bank Stock	(1,450)	(210,100)
Net increase in loans	(11,685,403)	(13,140,932)
Purchases of bank premises and equipment	(720,242)	(598,343)
Proceeds from sale of bank premises and equipment	-	6,900
Investment in trust	-	(248,000)

Net cash used in investing activities	(13,425,919)	(25,640,659)

Cash Flows from Financing Activities
Net increase (decrease) in demand, savings and money market deposits	14,893,203	(468,360)
Net increase in time certificates of deposits	575,081	30,864,489
Proceeds from FHLB borrowings	11,000,000	10,000,000
Principal repayments of FHLB borrowings	(9,000,000)	-
Decrease in securities sold under agreements to repurchase	(5,700,000)	-
Proceeds from issuance of subordinated debt	-	8,248,000
Decrease in other borrowings	(127,067)	(117,282)
Dividends paid on common stock	(144,965)	(120,037)
Proceeds from issuance of common stock	199,500	1,200

Net cash provided by financing activities	11,695,752	48,408,010

Net (decrease) increase in cash and cash equivalents	(1,025,957)	23,704,196
Cash and cash equivalents
Beginning	29,454,671	11,734,725

Ending	$28,428,714	$35,438,921

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$3,262,177	$2,447,679

Income Taxes	$420,120	$607,703

Supplemental disclosure of noncash investing and financing activities:

Unrealized holding loss on available for sale securities arising during the period	$(886,690)	$(508,431)

Liability for security purchased but not settled	$-	$5,091,286

Accrued dividends declared on common stock	$85,465	$72,022

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

(3)
Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three and six months ended June 30, 2004 and 2003.

Quarter ended June 30, 2004
	Net Income	Shares	Amount

Basic Income Per Share
Income available to common shareholders	$239,519	2,430,399	$0.10
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	64,128	-

Diluted Income Per Share
Income available to common shareholders plus assumed conversions	$239,519	2,494,527	$0.10

Quarter ended June 30, 2003
	Net Income	Shares	Amount

Basic Income Per Share
Income available to common shareholders	$349,225	2,400,725	$0.15
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	35,137	(0.01)

Diluted Income Per Share
Income available to common shareholders plus assumed conversions	$349,225	2,435,862	$0.14

Six months ended June 30, 2004
	Net Income	Shares	Amount

Basic Income Per Share
Income available to common shareholders	$435,625	2,421,071	$0.18
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	71,128	(0.01)

Diluted Income Per Share
Income available to common shareholders plus assumed conversions	$435,625	2,492,199	$0.17

Six months ended June 30, 2003
	Net Income	Shares	Amount

Basic Income Per Share
Income available to common shareholders	$714,735	2,400,725	$0.30
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	35,986	(0.01)

Diluted Income Per Share
Income available to common shareholders plus assumed conversions	$714,735	2,436,711	$0.29

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

Information about reportable segments and a reconciliation of such information to the consolidated financial statements for the three months and six months ended June 30, 2004 and 2003 is as follows (in thousands):

Quarter ended June 30, 2004		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$2,698	$-	$2,698
Non-interest income	169	607	776
Non-interest expense	2,389	623	3,012
Provision for loan losses	60	-	60
Income (loss) before taxes	418	(16)	402
Assets at period end	352,456	1,088	353,544

Quarter ended June 30, 2003		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$2,195	$-	$2,195
Non-interest income	303	1,175	1,478
Non-interest expense	2,071	935	3,006
Provision for loan losses	90	-	90
Income before taxes	336	240	576
Assets	301,067	1,008	302,075

Six months ended June 30, 2004
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$5,365	$-	$5,365
Non-interest income	329	1,198	1,527
Non-interest expense	4,662	1,274	5,936
Provision for loan losses	220	-	220
Income (loss) before taxes	812	(76)	736
Assets at period end	352,456	1,088	353,544

Six months ended June 30, 2003
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$4,472	$-	$4,472
Non-interest income	546	2,274	2,820
Non-interest expense	4,042	1,820	5,862
Provision for loan losses	255	-	255
Income before taxes	721	454	1,175
Assets	301,067	1,008	302,075

(5)	Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on net income.

(6)	Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2004			June 30, 2004
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount

Unrealized holding loss arising during the period	$(1,431,536)	$543,984	$(887,552)	$(886,690)	$336,943	$(549,747)

Reclassification adjustment for gains recognized in income	-	-	-	-	-	-

Unrealized holding loss on available for sale securities, net of taxes	$(1,431,536)	$543,984	$(887,552)	$(886,690)	$336,943	$(549,747)

	Three Months Ended			Six Months Ended
	June 30, 2003			June 30, 2003
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount

Unrealized holding loss arising during the period	$(28,295)	$10,752	$(17,543)	$(200,692)	$76,263	$(124,429)

Reclassification adjustment for gains recognized in income	(182,575)	69,379	(113,196)	(307,739)	116,941	(190,798)

Unrealized holding loss on available for sale securities, net of taxes	$(210,870)	$80,131	$(130,739)	$(508,431)	$193,204	$(315,227)

(7)	The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale securities at June 30, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government
Agency Obligations	$16,000,000	$1,562	$(368,921)	$15,632,641
Mortgage Backed
Securities	64,575,516	53,986	(1,071,507)	63,557,995
Money Market Preferred
Equity Securities	11,000,000	-	-	11,000,000

	$91,575,516	$55,548	$(1,440,428)	$90,190,636

At June 30, 2004, gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $55,548 and $1,440,428, respectively. Of the securities with unrealized losses, there is one mortgage backed security that has had unrealized losses for a period in excess of twelve months with a current unrealized loss of $179,921. Management does not believe that any of the unrealized losses are other than temporary as they relate to debt and mortgage-backed securities issued by U.S. Government and U.S. Government sponsored agencies resulting from changes in the interest rate environment. Bancorp has the ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

(8)
Pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” issued in December 2003, the Company deconsolidated Patriot National Statutory Trust I (the “Trust”), of which the Company owns 100% of the Trust’s common securities, on December 31, 2003. As a result, the Statement of Cash Flows for the six months ended June 30, 2003, which previously presented the issuance of trust-preferred securities of $8,000,000, has been restated to separately present the issuance of $8,248,000 of subordinated debentures by the Company, and the Company’s $248,000 investment in the Trust.

Item 2.	Management's Discussion and Analysis or Plan of Operation

	(a)	Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

	(b)	Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Bancorp had net income of $240,000 ($0.10 basic income per share and $0.10 diluted income per share) for the quarter ended June 30, 2004, compared to net income of $349,000 ($0.15 basic income per share and $0.14 diluted income per share) for the quarter ended June 30, 2003. For the six-month period ended June 30, 2004, net income was $436,000 ($0.18 basic income per share and $0.17 diluted income per share) as compared to net income of $715,000 ($0.30 basic income per share and $0.29 diluted income per share) for the six months ended June 30, 2003.

Total assets increased $11.0 million from $342.5 million at December 31, 2003 to $353.5 million at June 30, 2004. Cash and cash equivalents decreased $1.0 million to $28.4 million at June 30, 2004 from $29.4 million at December 31, 2003. The available for sale securities portfolio decreased $371,000 to $90.2 million at June 30, 2004 from $90.6 million at December 31, 2003. The net loan portfolio increased $11.4 million from $214.4 million at December 31, 2003 to $225.8 million at June 30, 2004. Deposits increased $15.5 million to $305.5 million at June 30, 2004 from $290.0 million at December 31, 2003. Borrowings decreased $3.8 million to $27.5 million at June 30, 2004 from $31.3 million at December 31, 2003.

FINANCIAL CONDITON

Assets

Bancorp’s total assets increased $11.0 million or 3.2% from $342.5 million at December 31, 2003 to $353.5 million at June 30, 2004. Cash and cash equivalents decreased $1.0 million to $28.4 million at June 30, 2004 as compared to $29.4 million at December 31, 2003. Cash and due from banks increased $1.4 million; federal funds sold increased $3.8 million and short term investments decreased $6.2 million.

Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	June 30,	December 31,
	2004	2003

U. S. Government Agency Obligations	$15,632,641	$11,865,618
Mortgage Backed Securities	63,557,995	66,696,465
Money Market Preferred
Equity Securities	11,000,000	12,000,000

Total Investments	$90,190,636	$90,562,083

Available for sale securities decreased $371,000 from $90.6 million at December 31, 2003 to $90.2 million at June 30, 2004. This net decrease represents the excess of mortgage backed principal repayments and called securities combined with the increase in net unrealized losses over the purchase of additional government sponsored agency bonds.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	June 30,	December 31,
	2004	2003

Real Estate
Commercial	$102,936,583	$96,339,220
Residential	19,782,620	21,772,759
Construction	63,628,935	57,122,445
Commercial	15,256,431	15,532,902
Consumer installment	1,428,206	1,861,924
Consumer home equity	26,889,653	25,607,775

Total Loans	229,922,428	218,237,025
Net deferred fees	(967,810)	(881,822)
Allowance for loan losses	(3,154,675)	(2,934,675)

Total Loans	$225,799,943	$214,420,528

Bancorp’s net loan portfolio increased $11.4 million or 5.3% from $214.4 million at December 31, 2003 to $225.8 million at June 30, 2004. Increases in commercial real estate loans of $6.6 million, construction loans of $6.5 million and consumer home equity loans of $1.3 million were partially offset by decreases in residential real estate loans of $1.9 million and consumer installment and commercial loans of $434,000 and $276,000, respectively. A favorable interest rate environment for borrowers combined with a strong real estate market continues to contribute to the overall growth in the loan portfolio.

At June 30, 2004, the net loan to deposit ratio was 73.9% and the net loan to total assets ratio was 63.9%. At December 31, 2003, the net loan to deposit ratio was 73.9% and the net loan to total assets ratio was 62.6%. Based on continued loan demand, loan applications in process and the planned hiring of additional loan officers, management anticipates continued loan growth during the remainder of 2004.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. A risk rating system is utilized to measure the adequacy of the general component of the allowance for loan losses. Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of “one” being the least risk and a rating of “nine” reflecting the most risk or a complete loss. Risk ratings are assigned by the originating loan officer or loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of “six”

or above are monitored more closely by the credit administration officers. The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Loan quality control is continually monitored by management subject to oversight by the board of directors through its members who serve on the loan committee and is also reviewed by the full board of directors on a monthly basis. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $3.2 million at June 30, 2004, which represents 1.38% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2003, the allowance for loan losses was $2.9 million or 1.35% of gross loans outstanding.

Analysis of Allowance for Loan Losses
	June 30,
(Thousands of dollars)	2004	2003

Balance at beginning of period	$2,935	$2,373

Charge-offs	-	(1)
Recoveries	-	-

Net (charge-offs) recoveries	-	(1)

Provision charged to operations	220	255

Balance at end of period	$3,155	$2,627

Ratio of net (charge-offs) recoveries during the period to average loans
outstanding during the period.	(0.00%)	(0.00%)

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing and past due loans:
	June 30,	December 31,
(Thousands of dollars)	2004	2003

Loans delinquent over 90 days still accruing	$337	$165
Non-accruing loans	3,755	150

Total	$4,092	$315

% of Total Loans	1.79%	0.14%
% of Total Assets	1.16%	0.09%

Potential Problem Loans

The $3.8 million in non-accruing loans at June 30, 2004 is comprised of three loans that are well collateralized and in the process of collection.

At June 30, 2004, Bancorp had no loans, other than those disclosed in the table above, for which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	June 30,	December 31,
	2004	2003

Non-interest bearing	$40,512,076	$30,477,295

Interest bearing
Time certificates, less than $100,000	92,413,655	92,574,784
Time certificates, $100,000 or more	51,530,074	50,793,863
Money market	69,315,112	69,503,859
Savings	24,399,932	23,792,811
NOW	27,289,617	22,849,570

Total interest bearing	264,948,390	259,514,887

Total Deposits	$305,460,466	$289,992,182

Total deposits increased $15.5 million or 5.3% from $290.0 million at December 31, 2003 to $305.5 million at June 30, 2004. Noninterest bearing deposits increased $10.0 million or 32.9% due primarily to increases in official checks and commercial and consumer demand deposit accounts. Interest bearing deposits increased $5.4 million or 2.1%. NOW accounts increased $4.4 million due primarily to increases in attorney escrow accounts; savings deposits and certificates of deposit increased $607,000 and $575,000, respectively. Due to the uncertainty in short term interest rates, many depositors have been keeping funds liquid which has resulted in the maintenance of high levels of money market fund accounts and minimal increases in certificates of deposit.
Borrowings

At June 30, 2004, total borrowings were $27.5 million; this represents a decrease of $3.8 million when compared to total borrowings of $31.3 million at December 31, 2003. This decrease is due to the maturity and subsequent payoff of a securities sold under agreement to repurchase transaction of $5.7 million partially offset by an increase in FHLB borrowings of $2.0 million

Off-Balance Sheet Arrangements

There have been no significant changes in Bancorp’s off-balance sheet arrangements during the quarter ended June 30, 2004.

RESULTS OF OPERATIONS

Interest and dividend income and expense

Bancorp’s interest and dividend income increased $741,000 or 20.8% for the quarter ended June 30, 2004 as compared to the same period in 2003. Interest and fees on loans increased 18.5% or $562,000 from $3.0 million for the quarter ended June 30, 2003 to $3.6 million for the quarter ended June 30, 2004. These increases are the result of the increase in the investment and loan portfolios, net of decreases in the yields on interest earning assets. For the six months ended June 30, 2004, interest and dividend income was $8.6 million which represents an increase of $1.6 million or 23.1% as compared to interest and dividend income of $7.0 million for the same period last year. This increase is due to the reasons cited earlier.

Bancorp’s interest expense increased 17.3% or $238,000 for the quarter ended June 30, 2004 as compared to the same period in 2003. Increases in interest bearing deposit accounts resulted in an increase of 20.6% or $241,000 in interest expense for the quarter ended June 30, 2004 compared to the same period last year. Increases in outstanding Federal Home Loan Bank borrowings resulted in an increase of $21,000 in interest expense for the quarter ended June 30, 2004 as compared to the same period in 2003. Lower volumes of other borrowings and a lower rate on subordinated debt for the three months ended June 30, 2004 as compared to 2003 partially offset the increase in interest expenses previously mentioned. For the six months ended June 30, 2004, total interest expense increased $722,000 or 28.5% to $3.3 million from $2.5 million for the six months ended June 30, 2003. These increases in interest expense are due to higher levels of interest bearing liabilities.
Non-interest income

Non-interest income decreased $702,000 or 47.5% to $776,000 for the quarter ended June 30, 2004 as compared to the same period last year. Mortgage brokerage and referral fees decreased by 46.1% or $443,000 to $518,000 for the quarter ended June 30, 2004 as compared to $961,000 for the same period last year. This decrease was due primarily to an increase in long term interest rates which resulted in a decrease in the volume of residential mortgage refinance transactions. As a result of the decrease in refinance transactions, there was also a decrease in loan origination and processing fees of $103,000 or 45.9% to $122,000 for the quarter ended June 30, 2004 as compared to $225,000 for the quarter ended June 30, 2003. The results for the three months ended June 30, 2003 reflect gains from the sale of investment securities of $183,000. During the quarter ended June 30, 2004, there were no sales of investment securities. Higher volumes of deposit accounts resulted in an increase in fees and service charges of $27,000 or 30.4% to $114,000 for the three months ended June 30, 2004 as compared to $87,000 for the same period last year.

For the six months ended June 30, 2004, non interest income decreased $1.3 million or 45.6% to $1.5 million as compared to $2.8 million for the same period in 2003; this decrease is due to similar reasons cited earlier. Mortgage brokerage and referral fees decreased $881,000 or 46.5% to $1.0 million for the six months ended June 30, 2004 from $1.9 million for the six months ended June 30, 2003. Loan origination and processing fees also decreased 40.3% or $163,000 from $404,000 for the six months ended June 30, 2003 to $241,000 for the six months ended June 30, 2004. This decreasing trend in mortgage brokerage and referral fees and loan origination and processing fees when comparing 2004 to 2003 is expected to continue for the remainder of 2004 with the anticipated increase in interest rates and the continuing decrease in the number of refinance transactions. Included in the results for the six months ended June 30, 2003 are gains on sales of investment securities of $308,000; during the six months ended June 30, 2004, there were no sales of investment securities.

Non-interest expenses

Non-interest expenses increased 0.2% or $6,000 to $3,012,000 for the quarter ended June 30, 2004 from $3,006,000 for the quarter ended June 30, 2003. Salaries and benefits expense decreased 4.0%, or $78,000 to $1,866,000 for the quarter ended June 30, 2004 from $1,944,000 for the quarter ended June 30, 2003. Increases in salaries, due primarily to staff additions resulting from the opening of three branches in 2003, were more than offset by lower levels of commissions and production related incentive compensation accruals due to the decrease in the volume of residential mortgage refinance transactions. Of the three branches opened in 2003, only one impacted the second quarter of 2003; the results for the second quarter of 2004 reflect all three branches. Occupancy and equipment expense, net, increased $50,000 or 15.4% to $379,000 for the quarter ended June 30, 2004 from $328,000 for the quarter ended June 30, 2003 due primarily to the establishment during 2003 of three additional branch locations. Loan administration and processing expenses decreased 50.4% to $66,000 for the three months ended June 30, 2004 from $133,000 for the three months ended June 30, 2003 due to the decrease in the volume of residential mortgage refinance transactions cited earlier. Data processing and other outside services increased $39,000 from $166,000 for the three months ended June 30, 2003 to $205,000 for the three months ended June 30, 2004; this increase is the result of the implementation of additional data processing services along with the increase in the number of branches and the number of customer loan and deposit accounts. Professional services increased $23,000 to $111,000 for the three months ended June 30, 2004 from $88,000 for the three months ended June 30, 2003 due primarily to an increase in accruals for legal activities. Increased marketing activities resulted in an increase in advertising and promotional expenses of $21,000 to $107,000 for the three months ended June 30, 2004 from $86,000 for the same period last year.

For the six months ended June 30, 2004, non-interest expenses increased $74,000 or 1.3% to $5,936,000 from $5,862,000 for the same period last year for similar reasons cited above. Salary and benefits expenses decreased $168,000 and loan administration and processing expenses decreased $106,000. Occupancy and equipment expense, net increased $161,000. Advertising and promotional expenses increased $64,000; data processing and other outside services and professional services increased $43,000 and $34,000, respectively.

Bancorp has received regulatory approval to establish two additional branch locations which will result in additional capital expenditures as well as increases in salaries and benefits and occupancy and equipment expenses. The first branch opened in July 2004; management anticipates that the second branch will open during the fourth quarter of 2004.

Income Taxes

Bancorp recorded income tax expense of $162,000 for the quarter ended June 30, 2004 as compared to $227,000 for the quarter ended June 31, 2003. For the six months ended June 30, 2004, income tax expense was $301,000 as compared to $460,000 for the same period last year. The effective tax rates for the quarters ended June 30, 2004 and June 30, 2003 were 40.4% and 39.4%, respectively; the effective tax rates for the six months ended June 30, 2004 and June 30, 2003 were 40.95% and 39.25%, respectively. These changes are related primarily to the change in pre-tax income and the exclusion for state tax purposes of certain holding company expenses.

LIQUIDITY

Bancorp's liquidity ratio was 33.6% and 37.0% at June 30, 2004 and 2003, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts, the costs related to opening new branch offices and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at June 30, 2004 and December 31, 2003 respectively:

	June 30, 2004	December 31, 2003

Total Risk-based Capital	11.80%	11.87%
Tier 1 Risk-based Capital	9.96%	10.00%
Leverage Capital	7.30%	7.51%

The following table illustrates the Bank’s regulatory capital ratios at June 30, 2004 and December 31, 2003 respectively:

	June 30, 2004	December 31, 2003

Total Risk-based Capital	11.59%	11.67%
Tier 1 Risk-based Capital	10.34%	10.47%
Leverage Capital	7.57%	7.85%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be “well capitalized” at June 30, 2004 under applicable regulations. To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Management continuously assesses the adequacy of the Bank’s capital to ensure that the Bank remains a “well capitalized” institution. Management’s strategic and capital plans contemplate various alternatives to raise additional capital to support the planned growth of the Bank.

IMPACT OF INFLATION AND CHANGING PRICES

Bancorp’s consolidated financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the general levels of inflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, or disinflation, could significantly affect Bancorp’s earnings in future periods.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial services companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effects of Bancorp's opening of branches, and (8) the effect of any decision by Bancorp to engage in any new business activities. Other such factors may be described in Bancorp's future filings with the SEC.

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
There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended June  30, 2004 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 2.       Changes in Securities

(a)	Common Stock, $2.00 par value per share.

On April 15, 2004, the Board of Directors of Bancorp declared, effective as of April 19, 2004, a dividend distribution of one Right for each outstanding share of Common Stock of Bancorp. The dividend was payable on April 29, 2004 to the stockholders of record as of the close of business on such date (the ‘Record Date”). Each Right entitles the registered holder to purchase from Bancorp 8.152 shares of Bancorp’s Common Stock, $2.00 par value (the “Common Stock”), at a price of $60.00, or $7.36 per share (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of April 19, 2004 (the “Rights Agreement”), between Bancorp and Registrar and Transfer Company (the “Rights Agent”).

The Rights will be evidenced, with respect to any of Bancorp’s Common Stock certificates outstanding as of the Record Date, by such Common Stock certificate and this Summary until the earliest of (i) the tenth Business Day after a public announcement that a person or group of affiliated or associated persons acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock of Bancorp (an “Acquiring Person”); (ii) the tenth Business Day (or such later day as may be determined by action of the Board of Directors of Bancorp prior to such time as any person becomes an Acquiring Person) after the date of the commencement of a tender or exchange offer by any person (other than Bancorp) if, upon consummation such person would be an Acquiring Person; and (iii) the tenth Business Day (or such later day as may be determined by action of the Board of Directors of Bancorp prior to such time as any person becomes and Acquiring Person) after the filing by any Person (other than Bancorp) of a registration statement under the Securities Act of 1933, as amended, with respect to a contemplated exchange offer to acquire (when added to any shares as to which such person is the beneficial owner immediately prior to such filing) beneficial ownership of 15% or more of the issued and outstanding shares of Common Stock (the earliest of such dates being called the “Distribution Date”). The date of announcement of the existence of an Acquiring Person referred to in clause (i) above is hereinafter referred to as the “Stock Acquisition Date”.

The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with Bancorp’s Common Stock. New Common Stock certificates issued after the Record Date upon transfer or new issuance on Bancorp’s Common Stock will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date, the surrender for transfer of any of the Common Stock certificates outstanding as of the Record Date will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate and the number of Rights associated with each share of Common Stock shall be proportionately adjusted in the event of any dividend in Common Stock on the Common Stock or subdivision, combination or reclassification of the Common Stock. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights (“Right Certificates”) will be mailed to holders of record of Bancorp’s Common Stock as of the close of business on the Distribution Date and such separate certificates alone will evidence Rights.

The Rights are not exercisable until the Distribution Date. The Rights will expire on April 19, 2014, unless earlier redeemed or exchanges by Bancorp as described below.

The Purchase Price payable, and the number of shares of Common Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Common Stock. Bancorp has agreed to reserve and keep available out of its currently authorized and unissued shares of Common Stock the number of shares of Common Stock that will be sufficient to permit to the maximum extent possible the exercise of all outstanding Rights. Since Bancorp currently does not have such number of shares available to place in reserve, Bancorp has undertaken to use its best efforts to amend its Certificate of Incorporation to increase the authorized number of shares to an amount sufficient to permit the exercise of all outstanding Rights. In the event Bancorp does not receive shareholder approval to amend its Certificate of Incorporation, the Rights Agreement provides that each holder of a Right shall, at the discretion of the Board of Directors, have a right to receive, upon exercise of the Rights, such number of Common Stock Equivalents, as defined in the Rights Agreement, or the maximum number of shares of Common Stock available for issuance to such holder at a reduced Purchase Price, which reflects a per share Purchase Price of 50% of current market value as determined in the Rights Agreement.

In the event that any Person becomes an Acquiring Person, then ten Business Days after such date, each holder of a Right, other than the Acquiring Person (whose Rights would thereafter be null and void) and certain of its transferees, would thereafter have the right to receive upon exercise that number of shares of Bancorp’s Common Stock having a market value of twice the exercise price of the Right (i.e., a 50% discount to market value); if insufficient shares are available to satisfy the Right, Bancorp may substitute other consideration, as appropriate, or make an adjustment to the exercise price of the Right to achieve substantially the intended economic benefit to shareholders (other that the Acquiring Person) of the 50% discount.

In the event that, following the earlier of the Distribution Date and the Stock Acquisition Date, Bancorp (i) merges with or into another Company and Bancorp either is not the surviving corporation or is the surviving corporation but all of its Common Stock is exchanged for cash or securities of the other Company, or (ii) sells more than 50% of its assets, cash flow or earning power to any Company or Person, than each holder of a Right, other than an Acquiring Person (whose Rights would be null and void), would have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the surviving company (or its parent company or other controlling entity) which at the time of such transaction would have a market value of four times the exercise price of the Right.

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional shares of Common Stock will be issued and, in lieu thereof, if necessary, an adjustment in cash will be made based on the market price of the Common Shares on the last trading date prior to the date of exercise.

At any time prior to the earlier of (i) the tenth Business Day after the Stock Acquisition Date or (ii) April 19, 2014, Bancorp may redeem the Rights in whole, but not in part, at a price of $.001 per Right (payable in cash, shares of Common Stock or other consideration), appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (the “Redemption Price”). Immediately upon the action of Bancorp electing to redeem the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

In the event that any Person becomes an Acquiring Person, Bancorp may exchange all or part of the Rights (other than those held by the Acquiring Person) for Common Stock at an exchange ratio of one share of Common Stock per Right (the “Exchange Ratio”), appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof. Immediately upon the action of Bancorp electing to exchange the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive that number of shares of Common Stock determined by reference to the Exchange Ratio.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of Bancorp, including, without limitation, no right to vote or to receive dividends.

The terms of the Rights may be amended by Bancorp and the Rights Agent, provided that following the Distribution Date, the amendment does not materially adversely affect the interest of the holders of the Rights (other than an Acquiring Person) and provided that no amendment shall be made which decreases the Redemption Price.

A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as Exhibit 99.2 to a Report on Form 8-k dated April 19, 2004, which is incorporated here by reference.

(b)	Not applicable

(c)
During the three months ended June 30, 2004, Bancorp issued 21,583 shares of its Common Stock upon the exercise of certain warrants that were granted by the Bank in 1994 in connection with its organization to persons who assisted the Bank in meeting its pre-opening expenses. The exercise price per share of these warrants is $6.00. The obligations under these warrants were assumed by Bancorp at the time the Bank became a wholly owned subsidiary of Bancorp.

The total amount received by Bancorp for these shares was $129,498. No underwriter was used in connection with the sale of these 21,583 shares nor were any underwriting discounts or commissions paid. Bancorp claims an exemption from registration for the sale of these shares under Rule 504 under the Securities Act of 1933, on the basis that the aggregate price for all of the warrants issued to individuals involved in the organization is less than $1,000,000.

(d)	Not applicable

(e)	Not applicable

Item 4.   Submission of Matters to a vote of Security Holders

(a)	The Annual Meeting of Shareholders (the “Annual Meeting”) of Patriot National Bancorp, Inc was held on June 15, 2004.

(b)	Not applicable pursuant to Instruction 3 to Item 4 of Part II of Form 10-QSB.

(c)	The following is a brief description of the matters voted upon at the Annual Meeting and the number of votes cast for, against or withheld as well as the number of abstentions to each such matter:

(i)	The election of nine directors for the ensuing year:

		Withheld
		Authority to
	For	Vote For

Angelo De Caro	2,187,083	37,302
John J. Ferguson	2,210,328	14,057
John A. Geoghegan	2,212,474	11,911
L. Morris Glucksman	2,214,878	9,507
Charles F. Howell	2,189,103	35,282
Michael Intrieri	2,212,528	11,857
Robert F. O’Connell	2,188,903	35,482
Paul C. Settelmeyer	2,212,126	12,259
Philip W. Wolford	2,188,959	35,426

(ii)
The ratification of an amendment to the Certificate of Incorporation of Bancorp to increase the authorized number of shares of capital stock of Bancorp from 5,333,333 shares of common stock, par value $2.00 per share (“Common Stock”), to 31,000,000 shares of capital stock, consisting of 30,000,000 shares of Common Stock, par value $2.00 per share, and 1,000,000 shares of Serial Preferred Stock, without par.

For	Against	Abstain
1,575,870	140,476	2,568

(iii)	The consideration of a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for Bancorp for the year ending December 31, 2004.

For	Against	Abstain
2,208,702	14,506	1,177

(d)	Not applicable.

Item 6.         Exhibits and Reports on Form 8-K

(a)	No.	Description

(4)
Reference is made to the Rights Agreement dated April 19, 2004 by and between Patriot National Bancorp, Inc. and Registrar and Transfer Company filed as Exhibit 99.2 to Bancorp’s Report on Form 8-K filed on April 19, 2004, which is incorporated herein by reference.

	31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certification

(b)	During the quarter ended June 30, 2004, Bancorp filed the following Current Reports on Form 8-K:

Report dated April 19, 2004 (filed April 19, 2004) responded to Item 5 and related to a press release announcing the adoption of a shareholder rights plan, the receipt of regulatory approval to establish a full service branch location in Darien, Connecticut and the filing of an application for regulatory approval to establish a second full service branch location in Wilton, Connecticut.

Report dated May 11, 2004 (filed May 11, 2004) responded to Item 12 and related to a press release announcing certain information concerning Bancorp’s results of operations for the quarter ended March 31, 2004.

Report dated June 15, 2004 (filed June 15, 2004) responded to Item 5 and related to a press release announcing an increase in Bancorp’s quarterly dividend.

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
August 12, 2004

