Form 10QSB
period 2004-09-30
PATRIOT NATIONAL BANCORP INC
filed 2004-11-15
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Yes X No  __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 2,486,391 shares issued and outstanding as of the close of business October 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes __  No X

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis or
	Plan of Operation	13

Item 3.	Controls and Procedures	23

Part II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities
	and Use of Proceeds	23

Item 6.	Exhibits and Reports on Form 8-K	24

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$6,943,834	$4,023,732
Federal funds sold	11,000,000	15,000,000
Short term investments	5,271,755	10,430,939
Cash and cash equivalents	23,215,589	29,454,671
Available for sale securities (at fair value)	82,574,654	90,562,083
Federal Reserve Bank stock	692,600	691,150
Federal Home Loan Bank stock	1,296,700	1,077,300
Loans receivable (net of allowance for loan losses: 2004 $3,382,245;
2003 $2,934,675)	254,052,716	214,420,528
Accrued interest receivable	1,681,804	1,470,622
Premises and equipment, net	1,986,052	1,421,098
Deferred tax asset, net	1,562,287	1,524,125
Goodwill	930,091	930,091
Other assets	933,702	917,381
Total assets	$368,926,195	$342,469,049
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$40,267,481	$30,477,295
Interest bearing deposits	290,744,561	259,514,887
Total deposits	331,012,042	289,992,182
Securities sold under agreements to repurchase	-	5,700,000
Federal Home Loan Bank borrowings	8,000,000	17,000,000
Subordinated debt	8,248,000	8,248,000
Other borrowings	174,444	353,385
Accrued expenses and other liabilities	1,866,830	2,395,569
Total liabilities	349,301,316	323,689,136
Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued
Common stock, $2 par value: 30,000,000 shares authorized; shares
issued and outstanding: 2004 - 2,486,391; 2003 - 2,408,607	4,972,782	4,817,214
Additional paid-in capital	11,830,173	11,519,037
Retained earnings	3,193,066	2,752,541
Accumulated other comprehensive loss - net unrealized
loss on available for sale securities, net of tax	(371,142)	(308,879)
Total shareholders' equity	19,624,879	18,779,913
Total liabilities and shareholders' equity	$368,926,195	$342,469,049

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Interest and Dividend Income
Interest and fees on loans	$4,107,029	$3,331,853	$11,236,459	$9,270,207
Interest and dividends on
investment securities	707,740	620,077	2,156,205	1,628,323
Interest on federal funds sold	40,335	20,993	81,145	77,748
Total interest and dividend income	4,855,104	3,972,923	13,473,809	10,976,278
Interest Expense
Interest on deposits	1,564,253	1,285,471	4,400,680	3,517,217
Interest on Federal Home Loan Bank
borrowings	96,192	95,943	298,891	223,315
Interest on subordinated debt	98,225	86,115	274,127	181,906
Interest on other borrowings	2,786	26,932	41,353	103,857
Total interest expense	1,761,456	1,494,461	5,015,051	4,026,295
Net interest income	3,093,648	2,478,462	8,458,758	6,949,983
Provision for Loan Losses	235,000	211,000	455,000	466,000
Net interest income after
provision for loan losses	2,858,648	2,267,462	8,003,758	6,483,983
Non-Interest Income
Mortgage brokerage referral fees	383,114	831,581	1,396,544	2,725,854
Loan processing fees	95,900	149,362	336,984	552,764
Fees and service charges	114,531	106,026	329,253	263,693
Gain on sale of investment securities	-	-	-	307,739
Other income	22,577	24,041	80,684	81,381
Total non-interest income	616,122	1,111,010	2,143,465	3,931,431
Non-Interest Expenses
Salaries and benefits	1,850,932	1,850,282	5,514,710	5,682,164
Occupancy and equipment expenses, net	473,821	351,185	1,233,961	949,893
Data processing and other outside services	201,337	176,904	602,398	535,409
Professional services	87,569	66,426	298,670	243,668
Advertising and promotional expenses	69,273	87,229	288,648	242,503
Loan administration and processing expenses	53,746	78,924	185,501	316,771
Other non-interest expenses	319,101	253,632	867,719	756,381
Total non-interest expenses	3,055,779	2,864,582	8,991,607	8,726,789
Income before income taxes	418,991	513,890	1,155,616	1,688,625
Provision for Income Taxes	169,000	198,000	470,000	658,000
Net income	$249,991	$315,890	$685,616	$1,030,625
Basic income per share	$0.10	$0.13	$0.28	$0.43
Diluted income per share	$0.10	$0.13	$0.27	$0.42
Dividends per share	$0.035	$0.030	$0.100	$0.085

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$249,991	$315,890	$685,616	$1,030,625

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period, net of taxes	487,484	(341,639)	(62,263)	(656,866)

Comprehensive income (loss)	$737,475	$(25,749)	$623,353	$373,759

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$685,616	$1,030,625
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	405,428	445,000
Provision for loan losses	455,000	466,000
Gain on sale of investment securities	-	(307,739)
Depreciation and amortization	406,093	291,144
Loss on disposal of bank premises and equipment	3,804	2,037
Changes in assets and liabilities:
Increase in deferred loan fees	341,718	197,518
Increase in accrued interest receivable	(211,182)	(199,287)
Increase in other assets	(16,321)	(15,971)
Decrease in accrued expenses and other liabilities	(543,399)	869,594
Net cash provided by operating activities	1,526,757	2,778,921
Cash Flows from Investing Activities
Purchases of available for sale securities	(16,020,313)	(66,825,874)
Proceeds from sales of available for sale securities	-	7,094,321
Principal repayments on available for sale securities	18,501,889	19,474,368
Proceeds from maturities of available for sale securities	5,000,000	8,200,000
Purchase of Federal Home Loan Bank Stock	(219,400)	(456,000)
Purchase of Federal Reserve Bank Stock	(1,450)	(210,100)
Net increase in loans	(40,428,906)	(37,427,734)
Purchases of bank premises and equipment	(974,851)	(838,992)
Proceeds from sale of bank premises and equipment	-	6,900
Investment in trust	-	(248,000)
Net cash used in investing activities	(34,143,031)	(71,231,111)
Cash Flows from Financing Activities
Net increase in demand, savings and money market deposits	9,790,186	13,130,440
Net increase in time certificates of deposits	31,229,674	34,711,420
Proceeds from FHLB borrowings	17,000,000	16,000,000
Principal repayments of FHLB borrowings	(26,000,000)	(3,000,000)
Decrease in securities sold under agreements to repurchase	(5,700,000)	-
Proceeds from issuance of subordinated debt	-	8,248,000
Debt issuance costs		(240,000)
Decrease in other borrowings	(178,941)	(177,675)
Dividends paid on common stock	(230,431)	(192,059)
Proceeds from issuance of common stock	466,704	5,660
Net cash provided by financing activities	26,377,192	68,485,786
Net (decrease) increase in cash and cash equivalents	(6,239,082)	33,596
Cash and cash equivalents
Beginning	29,454,671	11,734,725
Ending	$23,215,589	$11,768,321

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$5,032,840	$4,010,827
Income Taxes	$600,120	$818,876

Supplemental disclosure of noncash investing and financing activities:

Unrealized holding loss on available for sale
securities arising during the period	$(100,425)	$(1,059,461)

Accrued dividends declared on common stock	$86,919	$72,034

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

(3)
Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three and nine months ended September 30, 2004 and 2003.

Quarter ended September 30, 2004

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$249,991	2,469,562	$0.10
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	31,658	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$249,991	2,501,220	$0.10

Quarter ended September 30, 2003

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$315,890	2,400,855	$0.13
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	47,568	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$315,890	2,448,423	$0.13

Nine months ended September 30, 2004

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$685,616	2,437,353	$0.28
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	57,971	(0.01)
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$685,616	2,495,324	$0.27

Nine months ended September 30, 2003
	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$1,030,625	2,400,769	$0.43
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	39,846	(0.01)
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$1,030,625	2,440,615	$0.42

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

Information about reportable segments and a reconciliation of such information to the consolidated financial statements for the three months and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

Quarter ended September 30, 2004
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$3,094	$-	$3,094
Non-interest income	166	450	616
Non-interest expense	2,540	516	3,056
Provision for loan losses	235	-	235
Income (loss) before taxes	485	(66)	419
Assets at period end	367,823	1,103	368,926

Quarter ended September 30, 2003
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$2,478	$-	$2,478
Non-interest income	149	962	1,111
Non-interest expense	2,125	740	2,865
Provision for loan losses	211	-	211
Income before taxes	292	222	514
Assets	317,215	1,003	318,218

Nine months ended September 30, 2004
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$8,459	$-	$8,459
Non-interest income	494	1,649	2,143
Non-interest expense	7,201	1,790	8,991
Provision for loan losses	455	-	455
Income (loss) before taxes	1,297	(141)	1,156
Assets at period end	367,823	1,103	368,926

Nine months ended September 30, 2003
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$6,950	$-	$6,950
Non-interest income	695	3,236	3,931
Non-interest expense	6,167	2,560	8,727
Provision for loan losses	466	-	466
Income before taxes	1,013	676	1,689
Assets	317,215	1,003	318,218

(5)	Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on net income.

(6)	Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Unrealized holding gain (loss)
arising during the period	$786,265	$(298,781)	$487,484	$(100,425)	$38,162	$(62,263)

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding gain (loss)
on available for sale securities,
net of taxes	$786,265	$(298,781)	$487,484	$(100,425)	$38,162	$(62,263)

	Three Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2003
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Unrealized holding loss
arising during the period	$(551,030)	$209,391	$(341,639)	$(751,722)	$285,654	$(466,068)

Reclassification adjustment
for gains recognized in income	-	-	-	(307,739)	116,941	(190,798)

Unrealized holding loss on
available for sale securities,
net of taxes	$(551,030)	$209,391	$(341,639)	$(1,059,461)	$402,595	$(656,866)

(7)	The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale securities at September 30, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government
Agency Obligations	$15,000,000	$4,651	$(132,205)	$14,872,446
Mortgage Backed
Securities	58,173,269	91,962	(563,023)	57,702,208
Money Market Preferred
Equity Securities	10,000,000	-	-	10,000,000
	$83,173,269	$96,613	$(695,228)	$82,574,654

At September 30, 2004, gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $96,613 and $695,228, respectively. Of the securities with unrealized losses, there are two U.S. Government Agency obligations and eight mortgage backed securities that have had unrealized losses for a period in excess of twelve months with a combined current unrealized loss of $506,751. Management does not believe that any of the unrealized losses are other than temporary since they are the result of changes in the interest rate environment and they relate to debt and mortgage-backed securities issued by U.S. Government and U.S. Government sponsored agencies. Bancorp has the ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

(8)
Pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” issued in December 2003, the Company deconsolidated Patriot National Statutory Trust I (the “Trust”), of which the Company owns 100% of the Trust’s common securities, on December 31, 2003. As a result, the Statement of Cash Flows for the nine months ended September 30, 2003, which previously presented the issuance of trust-preferred securities of $8,000,000, has been restated to separately present the issuance of $8,248,000 of subordinated debentures by the Company, and the Company’s $248,000 investment in the Trust.

Item 2.	Management's Discussion and Analysis or Plan of Operation

(a)	Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

(b)	Management's Discussion and Analysis of
Financial Condition and Results of Operations
SUMMARY

Bancorp’s subsidiary, Patriot National Bank, celebrated its ten year anniversary on August 31, 2004; this celebration was tied to a certificate of deposit promotional campaign during which certificates of deposit increased $19.9 million from July through September.

Bancorp had net income of $250,000 ($0.10 basic income per share and $0.10 diluted income per share) for the quarter ended September 30, 2004, compared to net income of $316,000 ($0.13 basic income per share and $0.13 diluted income per share) for the quarter ended September 30, 2003. For the nine-month period ended September 30, 2004, net income was $686,000 ($0.28 basic income per share and $0.27 diluted income per share) as compared to net income of $1,031,000 ($0.43 basic income per share and $0.42 diluted income per share) for the nine months ended September 30, 2003.

Total assets increased $26.4 million from $342.5 million at December 31, 2003 to $368.9 million at September 30, 2004. Cash and cash equivalents decreased $6.2 million to $23.2 million at September 30, 2004 from $29.4 million at December 31, 2003. The available for sale securities portfolio decreased $8.0 million to $82.6 million at September 30, 2004 from $90.6 million at December 31, 2003. The net loan portfolio increased $39.6 million from $214.4 million at December 31, 2003 to $254.0 million at September 30, 2004. Deposits increased $41.0 million to $331.0 million at September 30, 2004 from $290.0 million at December 31, 2003. Borrowings decreased $14.9 million to $16.4 million at September 30, 2004 from $31.3 million at December 31, 2003.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $26.4 million or 7.7% from $342.5 million at December 31, 2003 to $368.9 million at September 30, 2004. Cash and cash equivalents decreased $6.2 million or 21.2% from $29.4 million at December 31, 2003 to $23.2 million September 30, 2004. Cash and due from banks increased $2.9 million, while federal funds sold and short term investments decreased $4.0 million and $5.2 million, respectively.

Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	September 30,	December 31,
	2004	2003
U. S. Government Agency Obligations	$14,872,446	$11,865,618
Mortgage Backed Securities	57,702,208	66,696,465
Money Market Preferred
Equity Securities	10,000,000	12,000,000
Total Investments	$82,574,654	$90,562,083

Available for sale securities decreased $8.0 million or 8.8% from $90.6 million at December 31, 2003 to $82.6 million at September 30, 2004. This net decrease represents the excess of mortgage backed security principal repayments and called securities combined with a slight increase in net unrealized losses, over the purchase of additional government sponsored agency bonds.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	September 30,	December 31,
	2004	2003
Real Estate
Commercial	$110,816,975	$96,339,220
Residential	25,978,894	21,772,759
Construction	73,841,744	57,122,445
Commercial	17,576,983	15,532,902
Consumer installment	1,579,257	1,861,924
Consumer home equity	28,864,648	25,607,775
Total Loans	258,658,501	218,237,025
Net deferred fees	(1,223,540)	(881,822)
Allowance for loan losses	(3,382,245)	(2,934,675)
Total Loans	$254,052,716	$214,420,528

Bancorp’s net loan portfolio increased $39.6 million or 18.5% from $214.4 million at December 31, 2003 to $254.0 million at September 30, 2004. Increases in construction loans and commercial real estate loans of $16.7 million and $14.5 million, respectively, led the growth followed by increases in residential real estate loans, home equity loans and commercial loans of $4.2 million, $3.2 million and $2.0 million, respectively. A favorable interest rate environment for borrowers combined with a strong real estate market continues to contribute to the overall growth in the loan portfolio.

At September 30, 2004, the net loan to deposit ratio was 76.8% and the net loan to total assets ratio was 68.9%. At December 31, 2003, the net loan to deposit ratio was 73.9% and the net loan to total assets ratio was 62.6%. Based on continued loan demand, loan applications in process and the planned hiring of additional loan officers, management anticipates continued loan growth during the remainder of 2004.

Critical Accounting Policies

In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses Bancorp’s only critical accounting policy, which is the policy that is most important to the presentation of Bancorp’s financial results. This policy requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Based upon this evaluation, management believes the allowance for loan losses of $3.4 million at September 30, 2004, which represents 1.32% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2003, the allowance for loan losses was $2.9 million or 1.35% of gross loans outstanding.

Analysis of Allowance for Loan Losses
	September 30,
(Thousands of dollars)	2004	2003
Balance at beginning of period	$2,935	$2,373
Charge-offs	(8)	(1)
Recoveries	-	-
Net (charge-offs) recoveries	(8)	(1)
Provision charged to operations	455	466
Balance at end of period	$3,382	$2,838
Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period	(0.00%)	(0.00%)

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing and past due loans:

	September 30,	December 31,
(Thousands of dollars)	2004	2003

Loans delinquent over 90
days still accruing	$2	$165
Non-accruing loans	4,024	150
Total	$4,026	$315
% of Total Loans	1.56%	0.14%
% of Total Assets	1.09%	0.09%

Potential Problem Loans

The $4.0 million in non-accruing loans at September 30, 2004 is comprised of four loans that are well collateralized. Of the $4.0 million in non-accruing loans, two loans totaling $3.5 million have been brought current subsequent to September 30, 2004.

At September 30, 2004, Bancorp had no loans, other than those disclosed in the table above, for which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	September 30,	December 31,
	2004	2003

Non-interest bearing	$40,267,481	$30,477,295

Interest bearing
Time certificates, less than $100,000	111,590,731	92,574,784
Time certificates, $100,000 or more	61,041,440	50,793,863
Money market	71,352,675	69,503,859
Savings	23,294,161	23,792,811
NOW	23,465,554	22,849,570
Total interest bearing	290,744,561	259,514,887
Total Deposits	$331,012,042	$289,992,182

Bancorp’s total deposits increased $41.0 million or 14.1% from $290.0 million at December 31, 2003 to $331.0 million at September 30, 2004. Noninterest bearing deposits increased $9.8 million or 32.1% due primarily to increases in commercial and consumer demand deposit accounts followed by an increase in official checks outstanding. Interest bearing deposits increased $31.2 million or 12.0%. Certificates of deposits increased $29.2 million or 20.4% from $143.4 million at December 31, 2003 to $172.6 million at September 30, 2004; this increase is due primarily to promotional campaigns run in conjunction with the anniversary of a branch opened in 2003, a new branch opened in 2004 and most importantly with the ten year anniversary of the Bank on August 31, 2004. Due to the uncertainty in short term interest rates, many depositors have been keeping funds liquid which has resulted in the maintenance of high levels of money market fund accounts.

Borrowings

At September 30, 2004, total borrowings were $16.4 million; this represents a decrease of $14.9 million or 47.5% when compared to total borrowings of $31.3 million at December 31, 2003. This decrease is due to the maturity and subsequent payoff of securities sold under agreement to repurchase of $5.7 million combined with net payoffs of FHLB borrowings of $9.0 million. Management has been strategically decreasing borrowings as more reliance for funding is placed on deposit growth.

Off-Balance Sheet Arrangements

There have been no significant changes in Bancorp’s off-balance sheet arrangements during the quarter ended September 30, 2004.

RESULTS OF OPERATIONS

Interest and dividend income and expense

Bancorp’s interest and dividend income increased $882,000 or 22.2% for the quarter ended September 30, 2004 as compared to the same period in 2003. Interest and fees on loans increased 23.3% or $775,000 from $3.3 million for the quarter ended September 30, 2003 to $4.1 million for the quarter ended September 30, 2004. These increases are the result of the increase in the investment and loan portfolios combined with an increase in the yields on interest earning assets. For the nine months ended September 30, 2004, interest and dividend income was $13.5 million which represents an increase of $2.5 million or 22.8% as compared to interest and dividend income of $11.0 million for the same period last year. This increase is due to the reasons cited earlier.

Bancorp’s interest expense increased 17.9% or $267,000 for the quarter ended September 30, 2004 as compared to the same period in 2003. Increases in interest bearing deposit accounts resulted in an increase of 21.7% or $279,000 in interest expense for these accounts for the quarter ended September 30, 2004 compared to the same period last year.

Lower volumes of other borrowings for the three months ended September 30, 2004 as compared to 2003 partially offset the increase in interest expenses previously mentioned. For the nine months ended September 30, 2004, total interest expense increased $989,000 or 24.6% to $5.0 million from $4.0 million for the nine months ended September 30, 2003. These increases in interest expense are due to higher levels of interest bearing liabilities.

Non-interest income

Non-interest income decreased $495,000 or 44.5% to $616,000 for the quarter ended September 30, 2004 as compared to the same period last year. Mortgage brokerage and referral fees decreased by 53.9% or $448,000 to $383,000 for the quarter ended September 30, 2004 as compared to $832,000 for the same period last year. This decrease was due primarily to an increase in long term interest rates which resulted in a decrease in the volume of residential mortgage refinance transactions. As a result of the decrease in refinance transactions, there was also a decrease in loan origination and processing fees of $53,000 or 35.8% to $96,000 for the quarter ended September 30, 2004 as compared to $149,000 for the quarter ended September 30, 2003. Higher volumes of deposit accounts resulted in an increase in fees and service charges of $9,000 or 8.0% to $115,000 for the three months ended September 30, 2004, as compared to $106,000 for the same period last year.

For the nine months ended September 30, 2004, non interest income decreased $1.8 million or 45.5% to $2.1 million as compared to $3.9 million for the same period in 2003; this decrease is due to similar reasons cited above for the quarter ended September 30, 2004. Mortgage brokerage and referral fees decreased $1,329,000 or 48.8% to $1.4 million for the nine months ended September 30, 2004 from $2.7 million for the nine months ended September 30, 2003. Loan origination and processing fees also decreased 39.0% or $216,000 from $553,000 for the nine months ended September 30, 2003 to $337,000 for the nine months ended September 30, 2004. This trend in mortgage brokerage and referral fees and loan origination and processing fees is expected to continue for the remainder of 2004 with the anticipated increase in interest rates and the continuing decrease in the number of refinance transactions. Fees and service charges on deposit accounts increased $65,000 or 24.9% from $264,000 for the nine months ended September 30, 2003 to $329,000 for the nine months ended September 30, 2004 for similar reasons cited earlier. Included in the results for the nine months ended September 30, 2003 are gains on sales of investment securities of $308,000; during the nine months ended September 30, 2004, there were no sales of investment securities.

Non-interest expenses

Non-interest expenses increased 6.7% or $191,000 to $3,056,000 for the quarter ended September 30, 2004 from $2,865,000 for the quarter ended September 30, 2003. Salaries and benefits expense remained relatively unchanged for the quarter ended September 30, 2004 as compared to the same period last year; increases in salaries, due primarily to staff additions resulting from the opening of three branches in 2003 and one in 2004, were more than offset by lower levels of commissions and production related incentive compensation accruals due to the decrease in the volume of residential mortgage refinance transactions. The results for the third quarter of 2004 include one branch opened in the fourth quarter of 2003, which was not reflected in the results for the third quarter of 2003, and one branch opened in 2004. Occupancy and equipment expense, net, increased $123,000 or 35.0% to $474,000 for the quarter ended September 30, 2004 from $351,000 for the quarter ended September 30, 2003 due primarily to the establishment of additional branch locations in the fourth quarter of 2003 and in 2004. Loan administration and processing expenses decreased 31.9% to $54,000 for the three months ended September 30, 2004 from $79,000 for the three months ended September 30, 2003 due to the decrease in the volume of residential mortgage refinance transactions cited earlier. Data processing and other outside services increased $24,000 from $177,000 for the three months ended September 30, 2003 to $201,000 for the three months ended September 30, 2004; this increase is the result of the implementation of additional data processing services along with the increase in the number of branches and the number of customer loan and deposit accounts. Other non-interest expenses increased $65,000 or 25.8% from $254,000 for the quarter ended September 30, 2003 to $319,000 for the quarter ended September 30, 2004; a payment to the State of Connecticut for an amendment to Bancorp’s Articles of Incorporation and increases in regulatory assessments were partially offset by decreases in payments to retiring directors.

For the nine months ended September 30, 2004, non-interest expenses increased $265,000 or 3.0% to $8,992,000 from $8,727,000 for the same period last year for similar reasons cited above. Salary and benefits expenses decreased $167,000 and loan administration and processing expenses decreased $131,000. Occupancy and equipment expense, net and advertising and promotional expenses increased $284,000 and $46,000, respectively; data processing and other outside services and professional services increased $67,000 and $55,000, respectively.

Bancorp has received regulatory approval to establish two additional branch locations which will result in additional capital expenditures as well as increases in salaries and benefits and occupancy and equipment expenses. Management anticipates that the first branch will open during the fourth quarter of 2004 and the second branch will open during the first quarter of 2005.

Income Taxes

Bancorp recorded income tax expense of $169,000 for the quarter ended September 30, 2004 as compared to $198,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, income tax expense was $470,000 as compared to $658,000 for the same period last year. The effective tax rates for the quarters ended September 30, 2004 and September 30, 2003 were 40.3% and 38.5%, respectively; the effective tax rates for nine months ended September 30, 2004 and September 30, 2003 were 40.7% and 39.0%, respectively. These changes are related primarily to the change in pre-tax income and the exclusion, for state tax purposes, of certain holding company expenses.
LIQUIDITY

Bancorp's liquidity ratio was 28.7% and 32.5% at September 30, 2004 and 2003, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts, the costs related to opening new branch offices and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at September 30, 2004 and December 31, 2003 respectively:

	September 30, 2004	December 31, 2003
Total Risk-based Capital	11.11%	11.87%
Tier 1 Risk-based Capital	9.39%	10.00%
Leverage Capital	7.21%	7.51%

The following table illustrates the Bank’s regulatory capital ratios at September 30, 2004 and December 31, 2003 respectively:

	September 30, 2004	December 31, 2003
Total Risk-based Capital	10.89%	11.67%
Tier 1 Risk-based Capital	9.65%	10.47%
Leverage Capital	7.41%	7.85%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be “well capitalized” at September 30, 2004 under applicable regulations. To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Management continuously assesses the adequacy of the Bank’s capital to ensure that the Bank remains a “well capitalized” institution. Management’s strategic and capital plans contemplate various alternatives to raise additional capital which will be needed to support the planned growth of the Bank.
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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended September 30, 2004, Bancorp issued 44,534 shares of its Common Stock upon the exercise of certain warrants that were granted by the Bank in 1994 in connection with its organization to persons who assisted the Bank in meeting its pre-opening expenses. The exercise price per share of these warrants is $6.00. The obligations under these warrants were assumed by Bancorp at the time the Bank became a wholly owned subsidiary of Bancorp. The right to exercise these warrants expired August 31, 2004.

The total amount received by Bancorp for these shares was $267,204. No underwriter was used in connection with the sale of these 44,534 shares nor were any underwriting discounts or commissions paid. Bancorp claims an exemption from registration for the sale of these shares under Rule 504 under the Securities Act of 1933, on the basis that the aggregate price for all of the warrants issued to individuals involved in the organization is less than $1,000,000.

(b)	Not applicable.

(c)	Not applicable

Item 6.	Exhibits

No.	Description
3.1	Certificate of Incorporation, as amended and restated (previously disclosed in 8-K filed April 20, 2004 and in 14A filed April 29, 2004.

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

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

November 12, 2004

