Form 10KSB
period 2004-12-31
PATRIOT NATIONAL BANCORP INC
filed 2005-03-25
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Name of small business issuer in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-1559137 (IRS Employer Identification Number)
900 Bedford Street Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(203) 324-7500

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
Yes X      No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenue for its most recent fiscal year: $ 21,380,455

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2005 based on the last sale price as reported on the NASDAQ Small Cap Market: $ 28,887,830.

Number of shares of the registrant’s Common Stock, par value $2.00 per share, outstanding as of February 28, 2005: 2,486,391.

Documents Incorporated by Reference

Proxy Statement for 2005 Annual	Incorporated into Part III of this
Meeting of Shareholders. (A definitive	Form 10-KSB
proxy statement will be filed with the
Securities and Exchange Commission
within 120 days after the close of the
fiscal year covered by this Form 10-KSB.)

Transitional Small Business Disclosure Format (check one):

Yes	No X

PART I

Item 1. Description of Business

Patriot National Bancorp, Inc. (“Bancorp”), a Connecticut corporation, was organized in 1999 for the purpose of becoming a one-bank holding company (the “Reorganization”) for Patriot National Bank, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the “Bank”). Following receipt of regulatory and shareholder approvals, the Reorganization became effective as of the opening of business on December 1, 1999. Upon consummation of the Reorganization, each outstanding share of Common Stock, par value $2.00 per share, of the Bank (“Bank Common Stock”), was converted into the right to receive one share of Common Stock, par value $2.00 per share, of Bancorp (“Bancorp Common Stock”), and each outstanding option or warrant to purchase Bank Common Stock became an option or warrant to purchase an equal number of shares of Bancorp Common Stock.

The Bank was granted preliminary approval by the Comptroller of the Currency (the “OCC”) on March 5, 1993. It received its charter and commenced operations as a national bank on August 31, 1994. Since then, the Bank has opened branch offices in Greenwich and Old Greenwich, Connecticut in 1997 and 1999, respectively, two branch offices in Norwalk, Connecticut, one in 2001 and a second in 2003, a second Stamford location in 2003, two branch offices in Wilton, Connecticut, one in 2003 and a second in 2004, and a branch office in Darien, Connecticut in 2004. The Bank recently received regulatory approval to open two branch offices, one in Southport, Connecticut and one in Greenwich, Connecticut.

On June 30, 1999, the Bank through its wholly-owned subsidiary, PinPat Acquisition Corporation, acquired all of the outstanding capital stock of Pinnacle Financial Corp., a Connecticut corporation, Pinnacle Financial Corp., a New Jersey corporation, and Pinnacle Financial Corp., a New York corporation (collectively, “Pinnacle”), a residential mortgage broker. Pinnacle surrendered its mortgage licenses and the mortgage brokerage business of Pinnacle is now conducted through the Patriot National Bank Residential Lending Group (“Residential Lending Group”), a division of the Bank. PinPat Acquisition Corporation is presently an inactive subsidiary of the Bank.

On March 11, 2003, Bancorp formed Patriot National Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by Bancorp. Bancorp primarily invested the funds from the issuance of the debt in the Bank, which in turn used the proceeds to fund general operations of the Bank.

As of the date hereof, the only business of Bancorp is its ownership of all of the issued and outstanding capital stock of the Bank and the Trust. Except as specifically noted otherwise herein, the balance of the description of Bancorp’s business is a description of the Bank’s business.

The Bank conducts business at its main office located at 900 Bedford Street, Stamford, Connecticut and at branch offices located at 838 High Ridge Road, Stamford, Connecticut, 100 Mason Street, Greenwich, Connecticut, 184 Sound Beach Avenue, Old Greenwich,

Connecticut, 16 River Street and 365 Westport Avenue in Norwalk, Connecticut, One Danbury Road and 5 River Road in Wilton, Connecticut and 800 Post Road in Darien, Connecticut. The Bank also operates mortgage origination offices at 1177 Summer Street, Stamford, Connecticut and 20 Broad Hollow Road, Melville, New York.

The Bank offers a broad range of consumer and commercial banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses and professionals. The Bank offers consumer and commercial deposit accounts that include: checking accounts, interest-bearing “NOW” accounts, insured money market accounts, time certificates of deposit, savings accounts and IRA’s (Individual Retirement Accounts). Other services include money orders, traveler’s checks, ATM’s (automated teller machines), internet banking and debit cards. In addition, the Bank may in the future offer Keogh accounts and other financial services. The Bank does not currently accept brokered deposits.

The Bank offers commercial real estate and construction loans to area businesses and developers. Real estate loans made to individuals include home mortgages, home improvement loans, bridge loans and home equity lines of credit. Other personal loans include lines of credit, installment loans and credit cards. Commercial loans offered to small and medium-sized businesses include secured and unsecured loans to service companies, real estate developers, manufacturers, restaurants, wholesalers, retailers and professionals doing business in the region. The Bank offers residential mortgages through its Residential Lending Group. The Residential Lending Group solicits and processes mortgage loan applications from consumers on behalf of permanent investors and originates loans for sale.

The Bank competes with a variety of financial institutions in its market area. Most have greater financial resources and capitalization, which gives them higher lending limits and the ability to conduct larger advertising campaigns to attract business. Generally the larger institutions offer services such as trust and international banking which the Bank is not equipped to offer directly. When the need arises, arrangements are made with correspondent institutions to provide such services. In the future, if the Bank desires to offer trust services, prior approval of the OCC will be required. To attract business in this competitive environment, the Bank relies on local promotional activities and personal contact by officers, directors and shareholders and on its ability to offer personalized services.

The customer base of the Bank is diversified so that there is not a concentration of either loans or deposits within a single industry, a group of industries, a single person or groups of people. The Bank is not dependent on one or a few major customers for either its deposit or lending activities, the loss of any one of which would have a material adverse effect on the business of the Bank.

Residents and businesses in Stamford, Greenwich, Norwalk, Wilton and Darien, Connecticut provide the majority of the Bank’s deposits. The Bank has focused its attention on serving the segments of its market area historically served by community banks. The Bank competes in its market by providing a high level of personalized and responsive banking service for which the Bank believes there is a need. This area is bordered by New York State to the west, the Town of Ridgefield to the north, the Town of Westport to the east, and the Long Island Sound to the south.

The Bank’s loan customers extend beyond Stamford, Greenwich, Norwalk, Wilton and Darien to include nearby towns in Fairfield County, Connecticut, and towns in Westchester County, New York, although the Bank’s loan business is not necessarily limited to these areas. The Bank’s mortgage brokerage business is concentrated in the areas surrounding its loan origination offices. While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in the Fairfield County area, the Bank believes that the service, professional and related busi-nesses which have been attracted to this area, as well as the individuals that reside in this area, represent current and potential customers of the Bank.

In the normal course of business and subject to applicable government regulations, the Bank invests a portion of its assets in investment securities, which may include certain debt and equity securities, including government securities. An objective of the Bank’s investment policy is to seek to optimize its return on assets while limiting its exposure to interest rate movements and to maintain adequate levels of liquidity.

The Bank’s employees perform most routine day-to-day banking transactions at the Bank. However, the Bank has entered into a number of arrangements with third parties for banking services such as correspondent banking, check clearing, data processing services, credit card processing and armored carrier service.

The cities of Stamford and Norwalk and the towns of Greenwich, Wilton and Darien are presently served by approximately 151 branches of commercial banks and savings banks, most of which are offices of banks which have headquarters outside of the state or area or are subsidiaries of bank or financial holding companies whose headquarters are outside of the areas served by the Bank. In addition to banks with branches in the same areas as the Bank, there are numerous banks and financial institutions serving the communities surrounding these areas, which also draw customers from Stamford, Greenwich, Norwalk, Wilton and Darien, posing significant competition to the Bank for deposits and loans. Many of such banks and financial institutions are well established and well capitalized.

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

As a bank holding company, Bancorp’s operations are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Board (the “Federal Reserve

Board”). The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the OCC’s capital guidelines applicable to the Bank. The Bank Holding Company Act of 1956, as amended (the “BHC Act”), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage. In general, bank holding companies and their subsidiaries are only permitted to engage in, or acquire direct control of, any company engaged in banking or in a business so closely related to banking as to be a proper incident thereto. Federal legislation enacted in 1999 authorizes certain entities to register as financial holding companies. Registered financial holding companies are permitted to engage in businesses, including securities and investment banking businesses, which are prohibited to bank holding companies. While the creation of financial holding companies is evolving, to date there has been no significant impact on Bancorp.

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

The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that bank holding company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board has also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to applicable law, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the bank holding company’s bank subsidiary is classified as “undercapitalized.”

A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated retained earnings. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, (“Riegle-Neal Act”) was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent that such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limits contained in the Riegle-Neal Act.

Bancorp is subject to capital adequacy rules and guidelines issued by the OCC, the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”), and the Bank is subject to capital adequacy rules and guidelines issued by the OCC. These substantially identical rules and guidelines require Bancorp to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, the Federal regulatory agencies are required to implement and enforce these rules in a stringent manner. Bancorp is also subject to applicable provisions of Connecticut law insofar as they do not conflict with, or are not otherwise preempted by, Federal banking law.

Bancorp is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance with the Exchange Act, files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).

The Bank’s operations are subject to regulation, supervision and examination by the OCC and the FDIC.

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

In addition to other laws and regulations, Bancorp and the Bank are subject to the Community Reinvestment Act (“CRA”), which requires the Federal bank regulatory agencies, when considering certain applications involving Bancorp or the Bank, to consider Bancorp’s and the Bank’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and over unwarranted geographic differences in lending patterns. Existing banks have sought to comply with CRA in various ways; some banks have made use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements and small business loans. For example, this may include participation in various government insured lending programs, such as Federal Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value ratio conventional mortgage loans with private mortgage insurance. To date, the market area from which the Bank draws much of its business is Stamford, Greenwich, Norwalk, Wilton and Darien, which are characterized by a very diverse ethnic, economic and racial cross-section of the population. As the Bank expands further, the market areas served by the Bank will continue to evolve. Bancorp and the Bank have not and will not adopt any policies or practices, which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the communities served by the Bank.

On October 26, 2001, the United and Strengthening America by Providing Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was enacted to further strengthen domestic security following the September 11, 2001 attacks. This Act amends various federal banking laws, particularly the Bank Secrecy Act with the intent to curtail money laundering and other activities that might be undertaken to finance terrorist actions. The Act also requires that financial institutions in the United States enhance already established anti-money laundering policies, procedures and audit functions and ensure that controls are reasonably designed to detect instances of money laundering through certain correspondent or private banking accounts. Verification of customer identification, maintenance of said verification records and cross checking names of new customers against government lists of known or suspected terrorists is also required.

On July 20, 2002, the Sarbanes-Oxley Act of 2002 was enacted, the primary purpose of which is to protect investors through improved corporate governance and responsibilities of and disclosures by public companies. The Act contains provisions for the limitations of services that external auditors may provide as well as requirements for the credentials of Audit Committee members. In addition, the principal executive and principal financial officers are required to certify in quarterly and annual reports that they have reviewed the report; and based on the officers’ knowledge, the reports accurately present the financial condition and results of operations of the company and contain no untrue statement or omission of material fact. The officers also certify their responsibility for establishing and maintaining a system of internal controls which insure that all material information is made known to the officers; this certification also includes the evaluation of the effectiveness of disclosure controls and procedures and their impact upon financial reporting. Section 404 of the Act entitled Management Assessment of Internal Controls, requires that each annual report include an internal control report which states that it is the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting, as well as an assessment by management of the effectiveness of the internal control structure and procedures for financial reporting. This section further requires that the external auditors attest to, and report on, the assessment made by management. On March 2, 2005, the SEC extended the Section 404 compliance dates for non-accelerated filers (those issuers with non-affiliated public float of less than $75 million) to fiscal years ending on or after July 16, 2006. Due to the burdens on smaller companies in designing and implementing compliance with this section, this one year extension will provide smaller companies, such as Bancorp, with the necessary opportunity to more thoroughly evaluate their systems of internal controls.

Bancorp does not anticipate that compliance with applicable federal and state banking laws will have a material adverse effect on its business or the business of the Bank. Neither Bancorp nor the Bank has any material patents, trademarks, licenses, franchises, concessions and royalty agreements or labor contracts, other than the charter granted to the Bank by the OCC. The Bank has, however, registered the trademark “Patriot” and the corresponding logo with the State of Connecticut Trademark Office. Compliance by Bancorp and the Bank with federal, state and local provisions which have been enacted or adopted regulating or otherwise relating to the discharge of material into the environment is not expected to have a material effect upon the capital expenditures, earnings or competitive position of Bancorp.

As of December 31, 2004, Bancorp had 102 full-time employees and 8 part-time employees. None of the employees of Bancorp is covered by a collective bargaining agreement.

Item 2. Description of Properties

Patriot National Bancorp Inc.’s corporate headquarters and main branch banking office is located at 900 Bedford Street in Stamford, Connecticut. The building is leased by the Bank as are its eight other branch banking offices and two mortgage origination offices; the Bank also leases space at its main office for additional parking. Lease commencement dates for office locations range from January 1, 2001 to September 1, 2004 and lease expiration dates fall between March 31, 2005 and October 15, 2014. Subsequent to December 31, 2004 the Bank entered into a lease for a new branch location with a lease expiration date of March 22, 2015. In addition, the Bank is in the process of negotiating a lease for a New York mortgage origination office to replace the lease expiring March 31, 2005. Most of the leases contain rent escalation provisions as well as renewal options for one or more periods.

The Bank has sublet and licensed excess space in two of its locations to an attorney. See also, “Item 12. Certain Relationships and Related Transactions.”

All leased properties are in good condition.

Item 3. Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, no matter was submitted to a vote of shareholders.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer
 Purchases of Equity Securities

Market Information

Bancorp Common Stock is traded on the NASDAQ Small Cap Market under the Symbol “PNBK.” On December 31, 2004, the last sale price for Bancorp Common Stock on NASDAQ Small Cap Market was $18.40.

The following table sets forth the high and low sales price and dividends per share of Bancorp Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Small Cap Market.

	2004			2003

	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$16.25	$12.49	$0.030	$10.56	$9.50	$0.025
June 30	15.25	14.03	0.035	10.80	9.10	0.030
September 30	14.99	13.51	0.035	11.45	9.65	0.030
December 31	18.60	14.01	0.035	12.50	10.76	0.030

Holders

There were approximately 761 shareholders of record of Bancorp Common Stock as of December 31, 2004.

Dividends

2001 marked the first year in which Bancorp paid a dividend on Bancorp Common Stock; since then, the Company has consistently paid dividends.

Bancorp’s ability to pay future dividends on its Common Stock depends on the Bank’s ability to pay dividends to Bancorp. In accordance with OCC rules and regulations, the Bank may continue to pay dividends only if the total amount of all dividends that will be paid, including the proposed dividend, by the Bank in any calendar year does not exceed the total of the Bank’s retained net income of that year to date, combined with the retained net income of the preceding two years, unless the proposed dividend is approved by the OCC. In addition, the OCC and/or the FDIC may impose further restrictions on dividends. Future dividends depend on many factors, including management’s estimates of future earnings and Bancorp’s need for capital.

Recent Sales of Unregistered Securities

During the fourth quarter of 2004 Bancorp did not have any sales of unregistered securities.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

During the fourth quarter of 2004 there were no such purchases of Bancorp Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information as of December 31, 2004 for equity compensation plans maintained by Bancorp.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	110,000	$10.13	-
Equity compensation plans not approved by security holders	-	-	-
Total	110,000	$10.13	-

Item 6. Management’s Discussion and Analysis or Plan of Operation

Patriot National Bancorp, Inc
Financial Highlights

	2004	2003	2002	2001	2000

Operating Data

Interest and dividend income	$18,678,251	$15,214,702	$12,604,718	$13,722,943	$14,694,135
Interest expense	7,008,508	5,588,255	4,764,693	6,866,960	8,017,615
Net interest income	11,669,743	9,626,447	7,840,025	6,855,983	6,676,520
Provision for loan losses	556,000	563,000	468,000	250,000	325,900
Noninterest income	2,702,204	4,813,740	4,113,820	3,509,955	2,685,296
Noninterest expense	12,256,550	11,659,467	9,812,838	8,675,551	7,693,345
Net income	926,397	1,340,720	1,052,007	876,387	767,171

Basic income per share	0.38	0.56	0.44	0.37	0.34
Diluted income per share	0.37	0.55	0.43	0.36	0.33
Dividends per share	0.135	0.115	0.095	0.060	-

Balance Sheet Data

Cash and due from banks	6,670,409	4,023,732	5,385,757	7,544,242	3,656,071
Federal funds sold	37,500,000	15,000,000	3,000,000	12,700,000	29,500,000
Short term investments	11,460,057	10,430,939	3,348,968	6,788,569	-
Investment securities	78,258,775	92,330,533	61,720,716	35,816,880	34,073,832
Loans, net	263,874,820	214,420,528	170,794,939	135,680,036	126,411,265
Total assets	405,046,955	342,469,049	248,496,753	202,569,457	197,628,127
Total deposits	367,005,325	289,992,182	217,911,260	183,263,939	179,666,098
Total borrowings	16,248,000	31,301,385	10,292,675	839,280	945,270
Total shareholders’ equity	19,756,434	18,779,913	18,544,955	17,406,016	16,427,436

(a)	Plan of Operation

Not applicable since Bancorp has had revenues from operations in each of the last two fiscal years.

(b)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

Bancorp’s subsidiary, Patriot National Bank, celebrated its ten year anniversary on August 31, 2004. In addition, the Bank established two new branch banking offices during 2004; the first located in Darien, Connecticut opened in July 2004 and the second located in Wilton, Connecticut opened in November 2004.

Bancorp reported earnings of $926,000 ($0.38 basic income per share and $0.37 diluted income per share) for 2004 compared to $1,341,000 ($0.56 basic income per share and $0.55 diluted income per share) for 2003. Total assets ended the year at a new record high of $405.0 million, an increase of $62.5 million from December 31, 2003.

Net interest income for the year ended December 31, 2004 increased $2.1 million or 21.2% to $11.7 million as compared to $9.6 million for the year ended December 31, 2003.

Total assets increased by 18.3% during the year as total loans increased from $214.4 million at December 31, 2003 to $263.9 million at December 31, 2004. The available for sale securities portfolio decreased $14.3 million or 15.8% to $76.3 million from $90.6 million at December 31, 2003. Loan growth was funded primarily through deposit growth. Deposits increased $77.0 million to $367.0 million at December 31, 2004; interest bearing deposits increased $64.9 million, or 25.0%, and non-interest bearing deposits increased $12.1 million or 39.7%. Borrowings decreased $15.1 million due mainly to the payoff of certain FHLB advances and a repurchase agreement. The exercise of stock warrants combined with the increase in retained earnings from net income, net of dividend payments, partially offset by the increase in other comprehensive loss from unrealized losses on the available for sale securities portfolio, resulted in an increase of $977 thousand in shareholders’ equity.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $62.5 million or 18.3% from $342.5 million at December 31, 2003 to $405.0 million at December 31, 2004. The growth in total assets was funded primarily by deposit growth of $77.0 million partially offset by decreases in borrowings of $15.1 million. Federal funds sold increased $22.5 million; cash and due from banks and short term investments increased $2.6 million and $1.0 million, respectively.

Investments

The following table is a summary of Bancorp’s investment portfolio at December 31 for the years shown.

	2004	2003	2002
U. S. Government Agency and
Sponsored Agency Obligations	$14,823,295	$11,865,618	$9,129,414
Mortgage-backed securities	52,446,180	66,696,465	38,461,159
Corporate bonds	-	-	383,797
Marketable equity securities	9,000,000	12,000,000	12,643,996
Federal Reserve Bank stock	692,600	691,150	481,050
Federal Home Loan Bank stock	1,296,700	1,077,300	621,300
Total Investments	$78,258,775	$92,330,533	$61,720,716

Total investments decreased $14.1 million to $78.3 million due primarily to principal payments on mortgage-backed securities and redeemed money market preferred equity instruments exceeding new investment purchases. During the fourth quarter of 2004, the Bank redeployed excess liquidity into the purchase of adjustable rate residential mortgage loans in place of additional investment purchases. The Bank is a member of the Federal Home Loan Bank of Boston which provides an additional source of liquidity.

The following table presents the maturity distribution of available for sale investment securities at December 31, 2004 and the weighted average yield of such securities. The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security.

	One year or less	Over one through five years	Over five through ten years	Over ten years	No maturity	Total	Weighted Average Yield

U.S. Government Agency and Sponsored Agency obligations	$-	$14,000,000	$1,000,000	$-	$-	$15,000,000	3.47%
Mortgage-backed securities	-	-	-	-	52,903,731	52,903,731	4.09%
Money market preferred equity securities	-	-	-	-	9,000,000	9,000,000	2.34%
Total	$-	$14,000,000	$1,000,000	$-	$61,903,731	$76,903,731	3.76%
Weighted average yield	-%	3.40%	4.38%	-%	3.83%	3.76%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2004.

	Amortized	Fair
	Cost	Value
Available for sale securities:
U.S. Government Agency and Sponsored
Agency Obligations	$15,000,000	$14,823,295
U.S. Government Agency mortgage-backed securities	52,903,731	52,446,180

Short term investments:
Merrill Lynch Premier Institutional Fund	11,460,057	11,460,057

Loans

The following table is a summary of Bancorp’s loan portfolio at December 31 for the years shown.

	2004	2003	2002
Real Estate
Commercial	$106,771,441	$96,339,220	$65,967,205
Residential	36,965,661	21,772,759	27,012,024
Construction	74,598,919	57,122,445	39,208,651
Commercial	17,562,523	15,532,902	13,021,909
Consumer installment	1,386,709	1,861,924	1,757,321
Consumer home equity	30,874,894	25,607,775	26,812,092
Total Loans	268,160,147	218,237,025	173,779,202
Premiums	313,754	-	-
Net deferred fees	(1,117,556)	(881,822)	(611,809)
Allowance for loan losses	(3,481,525)	(2,934,675)	(2,372,454)
Loans, net	$263,874,820	$214,420,528	$170,794,939

Bancorp’s net loan portfolio increased $49.5 million or 23.1% from $214.4 million at December 31, 2003 to $263.9 million at December 31, 2004. Included in the growth of the loan portfolio for 2004 is the purchase during the fourth quarter of $13.1 million in residential mortgage loans. Loan growth was funded through an increase in total deposits. At December 31, 2004, the net loan to deposit ratio was 71.9% and the net loan to asset ratio was 65.2%. At December 31, 2003, the net loan to deposit ratio was 73.9%, and the net loan to asset ratio was 62.6%.

During an historic environment of lower interest rates, loan activity continued to remain strong and the volume of new loans far exceeded principal reductions and payoffs.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities of loans in Bancorp’s portfolio at December 31, 2004, by type of loan:

		Due after
	Due in	one year
	one year	through	Due after
(thousands of dollars)	or less	five years	five years	Total
Commercial real estate	$10,797	$38,263	$57,712	$106,772
Residential real estate	6,047	3,757	27,162	36,966
Construction loans	46,391	28,207	-	74,598
Commercial loans	7,209	9,695	659	17,563
Consumer installment	1,219	167	-	1,386
Consumer home equity	93	4,732	26,050	30,875
Total	$71,756	$84,821	$111,583	$268,160

Fixed rate loans	$5,242	$21,454	$10,796	$37,492
Variable rate loans	66,514	63,367	100,787	230,668
Total	$71,756	$84,821	$111,583	$268,160

The following table presents loan concentrations at December 31, 2004:

		Dollars
Category	Percentage	Outstanding
	(thousands of dollars)
Construction	27.8%	$ 74,598
Commercial Retail	8.0%	21,420
Commercial Residential Rental	5.2%	13,987

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Based upon this evaluation, management believes the allowance for loan losses of $3.5 million, at December 31, 2004, which represents 1.31% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2003, the allowance for loan losses was $2.9 million or 1.35% of gross loans outstanding.

The accrual of interest income on loans is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days, based on contractual terms, as to either principal or interest. When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income.

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

Management considers all non-accrual loans and restructured loans to be impaired. In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered minor collection delays and the related loans are not considered to be impaired. The Bank considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

Analysis of Allowance for Loan Losses

	2004	2003	2002	2001	2000
	(thousands of dollars)
Balance at beginning of period	$2,934	$2,372	$1,894	$1,645	$1,360
Charge-offs	(9)	(1)	-	(2)	(44)
Recoveries	-	-	10	1	3
Net (charge-offs) recoveries	(9)	(1)	10	(1)	(41)
Additions charged to operations	556	563	468	250	326
Balance at end of period	$3,481	$2,934	$2,372	$1,894	$1,645
Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period	(0.00%)	(0.00%)	0.01%	(0.00%)	(0.03%)

Allocation of the Allowance for Loan Losses

						Percent of loans in each
	Amounts (thousands of dollars)					category to total loans
Balance at end of each period applicable to	2004	2003	2002	2001	2000	2004	2003	2002	2001	2000
Real Estate:
Commercial	$1,319	$1,183	$893	$833	$700	39.82%	44.15%	37.97%	43.88%	44.67%
Residential	304	230	276	153	34	13.78%	9.98%	15.54%	5.44%	3.93%
Construction	1,358	972	726	348	270	27.82%	26.17%	22.56%	19.02%	17.91%
Commercial	185	155	129	142	185	6.55%	7.12%	7.49%	10.63%	10.01%
Consumer installment	11	12	11	14	12	0.52%	0.85%	1.01%	0.89%	1.29%
Consumer home equity	233	285	283	296	312	11.51%	11.73%	15.43%	20.14%	22.19%
Unallocated	71	97	54	108	132	N/A	N/A	N/A	N/A	N/A
Total	$3,481	$2,934	$2,372	$1,894	$1,645	100.00%	100.00%	100.00%	100.00%	100.00%

Non-Accrual, Past Due and Restructured Loans

The following table is a summary of non-accrual and past due loans at the end of each of the last five years.

	2004	2003	2002	2001	2000
	(thousands of dollars)
Loans delinquent over 90
days still accruing	$373	$165	$1,172	$1,300	$507
Non-accruing loans	3,669	150	201	1,654	1,759
	$4,042	$315	$1,373	$2,954	$2,266
% of Total Loans	1.51%	0.14%	0.79%	2.14%	1.77%
% of Total Assets	1.00%	0.09%	0.56%	1.46%	1.15%
Additional income on non-accrual
loans if recognized on an accrual
basis	$18	$18	$67	$159	$115

There were no loans in either 2004 or 2003 considered as “troubled debt restructurings.”

Potential Problem Loans

The $3.7 million of non-accruing loans at December 31, 2004 is comprised of three loans, all of which are well collateralized and in the process of collection. Two of the loans totaling $3.5 million are current as to principal and interest payments.

At December 31, 2004, Bancorp had no loans other than those described above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

The following table is a summary of Bancorp’s deposits at December 31 for each of the years shown.

	2004	2003	2002

Non-interest bearing	$42,584,120	$30,477,295	$25,519,809
Interest bearing
Time certificates, less than $100,000	131,764,662	92,574,784	57,202,908
Time certificates, $100,000 or more	71,287,106	50,793,863	28,681,345
Money market	72,450,663	69,503,859	56,973,507
Savings	22,104,121	23,792,811	26,847,780
NOW	26,814,653	22,849,570	22,685,911
Total interest bearing	324,421,205	259,514,887	192,391,451
Total deposits	$367,005,325	$289,992,182	$217,911,260

Total deposits increased $77.0 million or 26.6% to $367.0 million at December 31, 2004. Non-interest bearing deposits increased $12.1 million or 39.7% to $42.6 million at December 31, 2004. Based upon expansion and the increased penetration into the areas served by the Bank, commercial demand accounts increased $7.5 million and personal demand accounts increased $3.8 million, both of which represent increases of 39% as compared to December 31, 2003. Interest bearing deposits increased $64.9 million or 25.0% to $324.4 million at December 31, 2004. During 2004, the Bank established two new branch banking offices; these new offices attracted $19.1 million or 24.8% of the annual growth in deposits. The new branch offices’ grand opening promotional campaigns were also a contributing factor to the growth of deposits in existing branches. Certificates of deposit and NOW account products increased $59.7 million and $4.0 million, respectively; money market fund accounts increased $2.9 million, while savings accounts decreased $1.7 million. Much of the growth in certificates of deposit is attributable to the promotional campaigns run in conjunction with the new branch openings and the ten year anniversary of the Bank; growth in certificates of deposit also resulted from the transfer of funds from money market fund accounts. The increase in certificates of deposit greater than $100 thousand of $20.5 million is the result of successful sales efforts and branch expansion; these balances do not include brokered deposits. The Bank continues to offer attractive interest rates in the very competitive Fairfield County marketplace in order to attract additional deposits to fund loan growth.

As of December 31, 2004, the Bank’s maturities of time deposits were:

	$100,000 or	Less than
	greater	$100,000	Totals
(thousands of dollars)
Three months or less	$5,858	$11,502	$17,360
Three to six months	13,249	23,430	36,679
Six months to one year	13,695	27,494	41,189
Over one year	38,485	69,339	107,824
Total	$71,287	$131,765	$203,052

Borrowings

Borrowings decreased $15.1 million to $16.2 million at December 31, 2004.

Borrowings include short term securities sold under agreements to repurchase, Federal Home Loan Bank Advances, junior subordinated debentures, a capital lease and a collateralized borrowing.

During 2004, certain FHLB advances and short term securities sold under agreements to repurchase matured and due to the liquidity position of the Bank were not extended. The final payment on the lease classified as a capital lease was made during 2004; in addition, the loan sold and classified as a collateralized borrowing was refinanced at the end of 2004.

The following table sets forth short term borrowing amounts along with the respective interest rates and maturities:

Federal Home Loan Bank advances:
Amount	Maturity	Rate	Average amount outstanding
$ 2,000,000	04/29/2005	1.930%	$2,000,000
2,000,000	05/13/2005	4.480%	2,000,000
$ 4,000,000		3.205%	$4,000,000

The maximum amount of short term borrowings outstanding under Federal Home Loan Bank advances during 2004 was $9,000,000.

At December 31, 2004 the Bank had no securities sold under repurchase agreements; the average amount outstanding during 2004 was $2,243,000 with a maximum outstanding of $5,700,000.

Other

The increase in premises and equipment is due primarily to the capitalized costs associated with leasehold improvements made to and providing equipment for two new branch offices and the relocation of one mortgage origination office from Greenwich to Stamford.

The increase in accrued interest receivable is due to higher outstanding balances in loans at December 31, 2004 as compared to those in effect at December 31, 2003.

The decrease in accrued expenses and other liabilities is due primarily to decreases in accruals for incentive compensation arrangements and lower balances at year end for other accrued expenses.

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

Distribution of Assets, Liabilities and Shareholders’ Equity
Interest Rates and Interest Differential and Rate Volume Variance Analysis
(thousands of dollars) (1)

	2004			2003
							Fluctuations in Interest
		Interest			Interest		Income/Expense (3)
	Average	Income/	Average	Average	Income/	Average	Due to change in:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Total

Interest earning assets:
Loans (2)	$239,239	$15,632	6.53%	$193,990	$12,782	6.59%	$2,967	$(117)	$2,850
Short term investments	8,356	105	1.26%	7,124	79	1.11%	13	13	26
Investments (4)	87,631	2,752	3.14%	72,250	2,256	3.12%	477	19	496
Federal funds sold	12,733	189	1.48%	9,147	97	1.06%	31	61	92
Total interest earning assets	347,959	18,678	5.37%	282,511	15,214	5.39%	3,488	(24)	3,464

Cash and due from banks	4,159			4,001
Premises and equipment, net	1,621			1,083
Allowance for loan losses	(3,190)			(2,652)
Other	6,396			5,798
Total Assets	$356,945			$290,741

Interest bearing liabilities:
Time certificates	$156,623	$4,901	3.13%	$110,129	$3,512	3.19%	$1,456	$(67)	$1,389
Savings accounts	23,666	294	1.24%	24,824	337	1.36%	(15)	(28)	(43)
Money market accounts	70,264	867	1.23%	62,217	863	1.39%	105	(101)	4
NOW accounts	23,107	152	0.66%	22,627	149	0.66%	3	-	3
Repurchase agreements	2,243	28	1.25%	5,700	91	1.60%	(46)	(17)	(63)
FHLB advances	14,197	372	2.62%	11,671	327	2.80%	67	(22)	45
Subordinated debt	8,248	380	4.61%	6,159	271	4.40%	88	21	109
Other borrowings	226	14	6.19%	471	38	8.07%	(17)	(7)	(24)
Total interest
bearing liabilities	298,574	7,008	2.35%	243,798	5,588	2.29%	1,641	(221)	1,420

Demand deposits	36,456			25,892
Accrued expenses and
other liabilities	2,362			2,140
Shareholders’ equity	19,553			18,911
Total liabilities and equity	$356,945			$290,741

Net interest income		$11,670			$9,626		$1,847	$197	$2,044
Interest margin			3.35%			3.41%
Interest Spread			3.02%			3.10%

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

RESULTS OF OPERATIONS

For the year ended December 31, 2004, Bancorp earned $926,000 ($0.38 basic income per share and $0.37 diluted income per share) a decrease of 30.9% as compared to 2003 when Bancorp earned $1,341,000 ($0.56 basic income per share and $0.55 diluted income per share). Noninterest income decreased $2.1 million or 43.9% to $2.7 million for 2004 from $4.8 million in 2003. An increase in long term interest rates during the year resulted in a decrease in the volume of residential mortgage refinance transactions; the interest rate increase along with the turnover of loan originators in the New York office which created a temporary staffing reduction, resulted in a decrease in mortgage brokerage and referral fees and loan processing fees of $1.9 million. The results for 2003 included a gain from the sale of investment securities of $308,000; there were no such sales of investment securities during 2004.

Interest income increased $3.5 million to $18.7 million in 2004 as compared to 2003 when interest income was $15.2 million. This increase is due mainly to the growth in the loan portfolio and higher average balances in the available for sales securities portfolio.

Interest expense increased $1.4 million or 25.4% to $7.0 million in 2004 compared to $5.6 million in 2003. The increase in interest expense is due to the increase in total deposits and higher average balances in Federal Home Loan Bank borrowings and subordinated debt.

Noninterest expenses for 2004 totaled $12.3 million which represents an increase of $597,000 or 5.1% over the prior year. The higher operating costs were primarily the result of the full year impact in 2004 of the three branch offices opened in 2003, the two new branch offices opened in 2004, and the relocation of a residential mortgage loan origination office from Greenwich to Stamford, all of which resulted in an increase in occupancy and equipment expenses of $397,000 over last year.

The following are measurements relating to Bancorp’s earnings.

	2004	2003	2002

Return on average assets	.26%	.46%	.47%
Return on average equity	4.74%	7.09%	5.82%
Dividend payout ratio	35.26%	20.54%	21.59%
Average equity to average assets	5.48%	6.50%	8.13%
Basic income per share	$ 0.38	$ 0.56	$ 0.44
Diluted income per share	$ 0.37	$ 0.55	$ 0.43

Interest income and expense

Bancorp’s net interest income increased $2.1 million or 21.2%, to $11.7 million in 2004 from $9.6 million in 2003. An increase in average earning assets of $65.4 million, or 23.2%, increased Bancorp’s interest income $3.5 million or 22.8% from $15.2 million in 2003 to $18.7 million in 2003. Average loans outstanding increased $45.2 million, or 23.3%, led by growth in construction and real estate loans, which reflects the continuing strength of the local real estate market. An increase in average investments and related yields resulted in an increase in interest income on available for sale securities of $496,000. Higher average balances in federal funds sold and short-term investments combined with interest rates which began increasing in the latter part of the year resulted in an increase of $118,000 in interest earned on Federal funds sold and short term investments. Total average interest bearing liabilities increased by $54.8 million or 22.5%; average certificates of deposits increased by $46.5 million; average money market deposits and NOW accounts increased $8.0 million and $0.5 million, respectively; average savings accounts decreased $1.2 million; average FHLB advances increased $2.5 million; average subordinated debt which was issued at the end of the first quarter of 2003 increased $2.1 million. Interest expense increased from $5.6 million in 2003 to $7.0 million in 2004. Interest expense on certificates of deposit increased $1.4 million as a result of higher average outstanding balances partially offset by a decrease in the cost of funds for that portfolio from 3.19% in 2003 to 3.13% in 2004.

Noninterest income

Noninterest income decreased $2.1 million from $4.8 million in 2003 to $2.7 million in 2004. The decrease is due primarily to an increase in long term interest rates which resulted in a decrease in the volume of residential mortgage refinance transactions; this increase in interest rates combined with the turnover of loan originators in the New York office, which created a temporary staffing reduction, resulted in a decrease in mortgage brokerage referral fees of $1.6 million and a reduction in loan origination and processing fees of $260,000. Included in the results for 2003 are gains from the sale of investment securities of $308,000; during 2004 there were no sales of investment securities. Increases in deposit accounts and transaction volumes resulted in an increase in fees and service charges of $87,000 or 22.9% from $378,000 for the year ended December 31, 2003 to $465,000 for the year ended December 31, 2004.

Noninterest expenses

Noninterest expenses increased $597,000 in 2004 from $11.7 million in 2003 to $12.3 million in 2004. Salaries and benefits decreased slightly in 2004 as compared to 2003; increases in salaries, due primarily to staff additions resulting from the full year impact in 2004 of three branches opened in 2003 and two in 2004, loan and deposit sales and incentive compensation and stock based compensation, were more than offset by lower levels of commissions and production and target related incentive compensation expense as a direct result of the decrease in the volume of residential mortgage refinance transactions. Higher staffing levels and incentive compensation also resulted in higher payroll taxes and employee benefit costs. Occupancy and equipment expenses increased $397,000 from $1.3 million 2003 to $1.7 million in 2004; this increase is due primarily to the full year impact in 2004 of opening three new branch offices in 2003 and of opening two branches in 2004, as well as the costs associated with the relocation of the Greenwich loan origination office to a new facility in Stamford. Loan administration and processing expenses decreased $195,000 or 48.2% from $404,000 for the year ended December 31, 2003 to $209,000 for the year ended December 31, 2004; this decrease is related to the decrease in the volume of residential mortgage loans and the resultant decreases in mortgage brokerage and loan processing fees. Other non-interest expenses increased $192,000 or 18.3% from $1.0 million for the year ended December 31, 2003 to $1.2 million for the year ended December 31, 2004; included in the results for 2004 are nonrecurring items for a payment made to the State of Connecticut for an amendment to Bancorp’s Articles of Incorporation for the increase in the number of shares the Company is authorized to issue and the write off of an externally perpetuated fraud of a customer’s checks for which the Bank has submitted an insurance claim. In addition, there were increases in regulatory assessments as a direct result of the growth of the Bank.

The provision for income taxes of $633,000 in 2004 and $877,000 for 2003 represents the tax expense recognized for both federal and state income tax. The effective tax rates for 2004 and 2003 are 40.6% and 39.5%, respectively. Fluctuations in effective tax rates are due to the change in pre-tax income as well as to the exclusion, for state tax purposes, of certain holding company expenses.

Management believes that additional branch offices will contribute to the future growth and earnings of Bancorp. While the opening of these new branches will result in increased operating expenses, the openings will be strategically planned to maintain profitable operations.

Management regularly reviews loan and deposit rates and attempts to price Bancorp’s products competitively. With the assistance of its investment advisors, Bancorp tracks its mix of asset/liability maturities and strives to maintain a reasonable match. Performance ratios are reviewed monthly by management and the Board and are used to set strategies.

LIQUIDITY

Bancorp’s liquidity position was 32.6% and 35.1% at December 31, 2004 and 2003, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover increases in its loan portfolio and downward fluctuations in deposit accounts. Management believes Bancorp’s short-term assets have sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates the Bank’s regulatory capital ratios for each of the years shown:

	December 31,
	2004	2003	2002
Total Risk-Based Capital	10.50%	11.67%	10.36%
Tier 1 Risk-Based Capital	9.29%	10.47%	9.11%
Leverage Capital	6.98%	7.85%	6.98%

The following table illustrates Bancorp’s regulatory capital ratios for each of the years shown:

	December 31,
	2004	2003	2002
Total Risk-Based Capital	10.70%	11.87%	10.39%
Tier 1 Risk-Based Capital	9.04%	10.00%	9.13%
Leverage Capital	6.79%	7.51%	6.99%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be “well capitalized” under applicable regulations. To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

The increase in capital ratios during 2003 was due primarily to the issuance of trust preferred securities through the formation of a statutory trust. The decrease in capital ratios during 2004 is due primarily to the growth of the bank.

Management continuously assesses the adequacy of the Bank’s capital to ensure that the Bank maintains its “well capitalized” classification. Management’s strategic and capital plans contemplate various alternatives to raise additional capital to support the planned growth of the Bank which plans include the opening of two new branches in 2005. The Board and management are in the planning stages of an offering of common stock scheduled for 2005 to support the growth plans of the Company.

MARKET RISK

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Based upon the nature of Bancorp’s business, market risk is primarily limited to interest rate risk, which is the impact that changing interest rates have on current and future earnings.

Bancorp’s goal is to maximize long term profitability while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price Bancorp’s assets and liabilities to maintain an acceptable interest rate spread while reducing the net effect of changes in interest rates. In order to accomplish this, the focus is on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable rate loans for the portfolio and purchase short term investments to offset the increasing short term re-pricing of the liability side of the balance sheet. In fact, a number of the interest bearing deposit products have no contractual maturity. Customers may withdraw funds from their accounts at any time and deposit balances may therefore run off unexpectedly due to changing market conditions. Additionally, loans and investments with longer term rate adjustment frequencies are matched against longer term deposits and borrowings to lock in a desirable spread.

The exposure to interest rate risk is monitored by the Asset and Liability Management Committee (“ALCO”) consisting of senior management personnel. ALCO reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. ALCO reports to the Board of Directors on a monthly basis regarding its activities.

Impact of Inflation and Changing Prices

Bancorp’s financial statements have been prepared in terms of historical dollars, without considering changes in relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, or disinflation, could significantly affect Bancorp’s earnings in future periods.

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in this “Management’s Discussion and Analysis or Plan of Operation,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the Bank and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effect of Bancorp’s opening of branches, and (8) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in Bancorp’s other filings with the SEC.

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

Item 7. Financial Statements

The consolidated balance sheets of Bancorp as of December 31, 2004 and December 31, 2003 and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2004 and December 31, 2003, together with the report thereon of McGladrey & Pullen, LLP dated March 3, 2005, are included as part of this Form 10-KSB in the “Financial Report” following page 33 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

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

As used herein, “disclosure controls and procedures” mean controls and other procedures of Bancorp that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Bancorp’s management, including its principal executive, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Item 8B. Other Information

Not applicable

PART III

Item 9. Directors and Executive Officers of the Registrant

The information required by Items 401 and 405 of Regulation S-B is incorporated into this Form 10-KSB by reference to Bancorp’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2004 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2004.

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

2
Agreement and Plan of Reorganization dated as of June 28, 1999 between Bancorp and the Bank (incorporated by reference to Exhibit 2 to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)	Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp's Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)(A)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004.

3(ii)	By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

4
Reference is made to the Rights Agreement dated April 19, 2004 by and between Patriot National Bancorp, Inc. and Registrar and Transfer Company filed as Exhibit 99.2 to Bancorp’s Report on Form 8-K filed on April 19, 2004, which is incorporated herein by reference.

10(a)(1)
2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

Exhibit No.	Description

10(a)(3)
Employment Agreement, dated as of October 23, 2000, as amended by a First Amendment, dated as of March 21, 2001, among the Bank, Bancorp and Charles F. Howell (incorporated by reference to Exhibit 10(a)(4) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 000-29599)).

10(a)(4)	Change of Control Agreement, dated as of May 1, 2001 between Martin G. Noble and Patriot National Bank.

10(a)(5)
Employment Agreement dated as of November 3, 2003 among Patriot National Bank, Bancorp and Robert F. O’Connell. (incorporated by reference to Exhibit 10(a)(5) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

10(a)(6)
Change of Control Agreement, dated as of November 3, 2003 between Robert F. O’Connell and Patriot National Bank. (incorporated by reference to Exhibit 10(a)(6) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

10(a)(8)	Employment Agreement dated as of January 1, 2005 between Patriot National Bank and Marcus Zavattaro.

10(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

10(a)(9)
License agreement dated July 1, 2003 between Patriot National Bank and L. Morris Glucksman. (incorporated by reference to Exhibit 10(a)(9) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

10(a)(10)
Employment Agreement dated as of October 23, 2003 among the Bank, Bancorp and Charles F. Howell. (incorporated by reference to Exhibit 10(a)(10) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

14	Code of Conduct for Senior Financial Officers

21	Subsidiaries of Bancorp (Incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

23	Consent of McGladrey & Pullen, LLP.

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

(b)    Reports on Form 8-K

During the quarter ended December 31, 2004, Bancorp filed two current Reports of Form 8-K; the first was dated October 25, 2004 (filed October 25, 2004) responding to Item 2 and relating to a press release announcing certain information concerning Bancorp’s results of operations for the quarter and nine months ended September 30, 2004 and its financial condition at September 30, 2004; the second report was dated December 21, 2004 (filed December 21, 2004) responding to Item 8 and related to a press release announcing Bancorp’s quarterly dividend.

14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot National Bancorp, Inc.
(Registrant)

By:/s/ Angelo De Caro
Name: Angelo De Caro
Title: Chairman & Chief Executive Officer

Date: March 16, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Angelo De Caro	March 16, 2005
Angelo De Caro, Chairman, Chief Executive	Date
Officer and Director

/s/ Robert F. O’Connell	March 16, 2005
Robert F. O’Connell	Date
Senior Executive Vice President,
Chief Financial Officer and Director

/s/ Michael A. Capodanno	March 16, 2005
Michael A. Capodanno	Date
Senior Vice President & Controller

/s/ John J. Ferguson	March 16, 2005
John J. Ferguson	Date
Director

/s/ Brian A. Fitzgerald	March 16, 2005
Brian A. Fitzgerald	Date
Director

Form 10 KSB - Signatures continued

/s/ John A. Geoghegan	March 16, 2005
John A. Geoghegan	Date
Director

/s/ L. Morris Glucksman	March 16, 2005
L. Morris Glucksman	Date
Director

/s/ Charles F. Howell	March 16, 2005
Charles F. Howell	Date
Director

/s/ Michael Intrieri	March 16, 2005
Michael Intrieri	Date
Director

/s/ Paul Settelmeyer	March 16, 2005
Paul Settelmeyer	Date
Director

/s/ Philip Wolford	March 16, 2005
Philip Wolford	Date
Director

Patriot National Bancorp, Inc.
Financial Report
December 31, 2004 and 2003

CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	2
Consolidated statements of income	3
Consolidated statements of shareholders’ equity	4
Consolidated statements of cash flows	5-6
Notes to consolidated financial statements	7-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Patriot National Bancorp, Inc. and Subsidiary

Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 /s/ McGladrey & Pullen, LLP

New Haven, Connecticut

March 3, 2005

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and due from banks (Note 2)	$6,670,409	$4,023,732
Federal funds sold	37,500,000	15,000,000
Short-term investments	11,460,057	10,430,939
Cash and cash equivalents	55,630,466	29,454,671

Available for sale securities (at fair value) (Note 3)	76,269,475	90,562,083
Federal Reserve Bank stock	692,600	691,150
Federal Home Loan Bank stock (Note 7)	1,296,700	1,077,300
Loans receivable (net of allowance for loan losses: 2004 $3,481,525;
2003 $2,934,675) (Note 4)	263,874,820	214,420,528
Accrued interest receivable	1,758,339	1,470,622
Premises and equipment, net (Notes 5 and 8)	2,132,633	1,421,098
Deferred tax asset (Note 9)	1,677,042	1,524,125
Goodwill (Note 10)	930,091	930,091
Other assets (Note 7)	784,789	917,381
Total assets	$405,046,955	$342,469,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Note 6):
Noninterest bearing deposits	$42,584,120	$30,477,295
Interest bearing deposits	324,421,205	259,514,887
Total deposits	367,005,325	289,992,182

Repurchase agreements (Note 7)	-	5,700,000
Federal Home Loan Bank borrowings (Note 7)	8,000,000	17,000,000
Subordinated debt (Note 7)	8,248,000	8,248,000
Capital lease obligation (Note 8)	-	103,941
Collateralized borrowings	-	249,444
Accrued expenses and other liabilities	2,037,196	2,395,569
Total liabilities	385,290,521	323,689,136

Commitments and Contingencies (Notes 7, 8, 11 and 13)

Shareholders' equity (Notes 11 and 14)
Preferred stock, no par value; 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $2 par value: 30,000,000 shares authorized; shares
issued and outstanding: 2004 2,486,391; 2003 2,408,607	4,972,782	4,817,214
Additional paid-in capital	11,830,173	11,519,037
Retained earnings	3,346,718	2,752,541
Accumulated other comprehensive loss - net unrealized loss
on available for sale securities, net of taxes	(393,239)	(308,879)
Total shareholders' equity	19,756,434	18,779,913

Total liabilities and shareholders' equity	$405,046,955	$342,469,049

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004 and 2003

	2004	2003
Interest and Dividend Income
Interest and fees on loans	$15,631,838	$12,782,457
Interest and dividends on investment securities	2,856,928	2,335,552
Interest on Federal funds sold	189,485	96,693
Total interest and dividend income	18,678,251	15,214,702

Interest Expense
Interest on deposits (Note 6)	6,213,732	4,861,152
Interest on Federal Home Loan Bank borrowings	371,699	327,020
Interest on subordinated debt	380,194	270,610
Interest on other borrowings	42,883	129,473
Total interest expense	7,008,508	5,588,255

Net interest income	11,669,743	9,626,447

Provision for Loan Losses (Note 4)	556,000	563,000

Net interest income after provision for loan losses	11,113,743	9,063,447

Noninterest Income
Mortgage brokerage referral fees	1,717,756	3,356,470
Loan origination and processing fees	408,152	668,410
Fees and service charges	465,018	378,415
Gain on sale of investment securities	-	307,739
Other income	111,278	102,706
Total noninterest income	2,702,204	4,813,740

Noninterest Expenses
Salaries and benefits (Note 12)	7,544,055	7,574,532
Occupancy and equipment expense, net	1,707,769	1,311,038
Data processing and other outside services	802,536	690,168
Professional services	386,110	301,016
Advertising and promotional expenses	369,638	332,852
Loan administration and processing expenses	209,283	404,231
Other operating expenses	1,237,159	1,045,630
Total noninterest expenses	12,256,550	11,659,467

Income before income taxes	1,559,397	2,217,720

Provision for Income Taxes (Note 9)	633,000	877,000

Net income	$926,397	$1,340,720

Basic income per share (Note 11)	$0.38	$0.56

Diluted income per share (Note 11)	$0.37	$0.55

Dividends per share	$0.135	$0.115

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2004 and 2003

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2002	2,400,525	$4,801,050	$11,484,649	$1,688,158	$571,098	$18,544,955

Comprehensive income
Net income	-	-	-	1,340,720	-	1,340,720
Unrealized holding loss on available for
sale securities, net of taxes (Note 16)	-	-	-	-	(879,977)	(879,977)
Total comprehensive income						460,743

Dividends	-	-	-	(276,337)	-	(276,337)

Issuance of capital stock	8,082	16,164	34,388	-	-	50,552

Balance at December 31, 2003	2,408,607	4,817,214	11,519,037	2,752,541	(308,879)	18,779,913

Comprehensive income
Net income	-	-	-	926,397	-	926,397
Unrealized holding loss on available for
sale securities, net of taxes (Note 16)	-	-	-	-	(84,360)	(84,360)
Total comprehensive income						842,037

Dividends	-	-	-	(332,220)	-	(332,220)

Issuance of capital stock	77,784	155,568	311,136	-	-	466,704

Balance, December 31, 2004	2,486,391	$4,972,782	$11,830,173	$3,346,718	$(393,239)	$19,756,434

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003

	2004	2003

Cash Flows from Operating Activities
Net income	$926,397	$1,340,720
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization and accretion of investment premiums and discounts, net	500,847	593,490
Provision for loan losses	556,000	563,000
Gain on sales of investment securities	-	(307,739)
Depreciation and amortization of premises and equipment	536,029	417,377
Loss on disposal of bank premises and equipment	3,804	2,037
Deferred income taxes	(101,212)	(230,089)
Change in assets and liabilities:
Increase in deferred loan fees	235,734	270,013
Increase in accrued interest receivable	(287,717)	(159,169)
Decrease in other assets	132,592	31,555
(Decrease) increase in accrued expenses and other liabilities	(373,139)	635,461
Net cash provided by operating activities	2,129,335	3,156,656

Cash Flows from Investing Activities
Purchases of available for sale securities	(16,020,313)	(71,907,123)
Proceeds from sales of available for sale securities	-	7,094,321
Proceeds from maturities of available for sale securities	6,000,000	8,200,000
Principal repayments on available for sale securities	23,676,009	24,964,017
Purchase of Federal Reserve Bank stock	(1,450)	(210,100)
Purchase of Federal Home Loan Bank stock	(219,400)	(456,000)
Net increase in loans	(50,246,026)	(44,458,602)
Purchases of premises and equipment	(1,251,368)	(1,058,215)
Proceeds from sale of bank premises and equipment	-	6,900
Investment in trust (Note 7)	-	(248,000)
Net cash used in investing activities	(38,062,548)	(78,072,802)

		(Continued)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
Years Ended December 31, 2004 and 2003

	2004	2003

Cash Flows from Financing Activities
Net increase in demand, savings and money market deposits	17,330,022	14,596,528
Net increase in time certificates of deposit	59,683,121	57,484,394
Decrease in securities sold under repurchase agreements	(5,700,000)	-
Proceeds from FHLB borrowings	17,000,000	16,000,000
Principal repayments of FHLB borrowings	(26,000,000)	(3,000,000)
Proceeds from issuance of subordinated debt	-	8,248,000
Debt issuance costs	-	(240,000)
Decrease in other borrowings	(353,385)	(239,290)
Proceeds from issuance of common stock	466,704	50,552
Dividends paid on common stock	(317,454)	(264,092)
Net cash provided by financing activities	62,109,008	92,636,092

Net increase in cash and cash equivalents	26,175,795	17,719,946

Cash and cash equivalents
Beginning	29,454,671	11,734,725

Ending	$55,630,466	$29,454,671

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$7,020,278	$5,569,011

Income taxes	$850,970	$1,102,971

Supplemental Disclosure of Noncash Investing and Financing
Activities
Unrealized holding losses on available for sale securities
arising during the period	$(136,065)	$(1,419,317)

Accrued dividends declared on common stock	$87,024	$72,258

See Notes to Consolidated Financial Statements.

Note 1.               Nature of Operations and Summary of Significant Accounting Policies

Patriot National Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company that was organized in 1999.  On December 1, 1999, all the issued and outstanding shares of Patriot National Bank (the "Bank") were converted into Company common stock and the Bank became a wholly owned subsidiary of the Company.  The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, and eight branch offices in Fairfield County, Connecticut.  The Bank's customers are concentrated in Fairfield County, Connecticut and Westchester County, New York.  The Bank also conducts mortgage brokerage operations in Connecticut and New York through its Residential Lending Group.

On March 11, 2003, the Company formed Patriot National Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company, and on March 26, 2003, the first series of trust preferred securities were issued.  In accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (“FIN 46R”) the Trust is not included in the Company’s consolidated financial statement.

The following is a summary of the Company’s significant accounting principles:

Significant group concentrations of credit risk

Most of the Company’s activities are with customers located within Fairfield County, Connecticut and Westchester County, New York.  Note 3 discusses the types of securities in which the Company invests.  Note 4 discusses the types of lending in which the Company engages.  The Company does not have any significant concentrations to any one industry or customer.

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

Debt securities, if any, that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  “Trading” securities, if any, are carried at fair value with unrealized gains and losses recognized in earnings.  Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Loans receivable

Loans receivable are stated at their current unpaid principal balances and are net of the allowance for loan losses, net deferred loan origination fees and purchased loan premiums.  The Company has the ability and intent to hold its loans for the foreseeable future or until maturity or payoff.

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

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are considered impaired.  For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  A risk rating system is utilized to measure the general component of the allowance for loan losses.  Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of “one” being the least risk and a rating of “nine” reflecting the most risk or a complete loss.  Risk ratings are assigned by the originating loan officer or loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan.  Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses.  Loans assigned a risk rating of “six” or above are monitored more closely by the credit administration officers.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The Company's real estate loans are collateralized by real estate located principally in Connecticut and New York, and accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in regional real estate market conditions.

Interest and fees on loans

Interest on loans is accrued and included in operating income based on contractual rates applied to principal amounts outstanding.  The accrual of interest income is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days, based on contractual terms, as to either principal or interest.  When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income.  The accrual of interest on loans past due 90 days or more, including impaired loans, may be continued if the loan is well secured, and it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection.  A nonaccrual loan is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.

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

Goodwill

Goodwill represents the cost in excess of net assets of businesses acquired and is tested for impairment annually, or more frequently under prescribed conditions.

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

Earnings per share

Basic earnings per share represents income available to common stockholders and is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.

Stock compensation plans

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Stock options issued under the Company’s stock option plan, and stock warrants issued, have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.  The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, provides pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. There is no proforma disclosure required for 2004 and 2003, because no compensation cost related to stock options and warrants was attributed to those periods.  See “Recent Accounting Pronouncements” below for developments regarding accounting for stock compensation plans.

Comprehensive income

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

Loans receivable

For variable rate loans which reprice frequently, and have no significant changes in credit risk, fair value is based on the loans’ carrying value.  The fair value of fixed rate loans is estimated by discounting the future cash flows using the year end rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Recent accounting pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity.  FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both.  Transfers to qualified special-purpose entities (“QSPEs”) and certain other interests in a QSPE are not subject to the requirements of FIN 46.  On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities, FIN 46 would be required to be applied as of December 31, 2003.  See Note 7 for the impact of the adoption of FIN 46 by the Company.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  This Statement is effective for contracts entered into or modified after June 30, 2003.  This Statement had no effect on the Company’s financial statements.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality.  SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller.  Interest income should be recognized based on the effective yield from the cash flows expected to be collected.  To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received.  However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis.  SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004.  Management does not expect the adoption of this statement to have a material impact on the Company’s financial statements.

On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method.  The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity.  The delay of the effective date of EITF 03-1 will be superseded concurrent with the final issuance of proposed FSP Issue 03-1-a.  Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1.  Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS 123(R) is a replacement of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretive guidance (APB 25).

The effect of SFAS 123(R) will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply SFAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the quarter ending March 31, 2006.

SFAS 123(R) allows two methods for determining the effects of the transition:  the modified prospective transition method and the modified retrospective method of transition.  Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date.  As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date.  An entity will have the further option to either apply SFAS 123(R) to all quarters in the fiscal year of adoption.  Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R).  However, the Company does not believe that the adoption of SFAS 123(R) related to existing share-based payment transactions will have a significant effect on the Company’s financial statements.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding loan commitments that are accounted for as derivative instruments.  In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.  This SAB did not have any effect on the Company’s financial position or results of operations.

Note 2.               Restrictions on Cash and Due From Banks

The Company is required to maintain reserves against its respective transaction accounts and non-personal time deposits.  At December 31, 2004 and 2003, the Bank was required to have cash and liquid assets of approximately $2,820,000 and $1,617,000, respectively, to meet these requirements.  In addition, at December 31, 2004 and 2003, the Company was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes.

Note 3.               Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2004 and 2003 are as follows:

2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agency and sponsored agency obligations	$15,000,000	$937	$(177,642)	$14,823,295
Mortgage-backed securities	52,903,731	69,719	(527,270)	52,446,180
Money market preferred equity securities	9,000,000	-	-	9,000,000
	$76,903,731	$70,656	$(704,912)	$76,269,475

2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agency and sponsored agency obligations	$12,018,111	$7,500	$(159,993)	$11,865,618
Mortgage-backed securities	67,042,163	147,589	(493,287)	66,696,465
Money market preferred equity securities	12,000,000	-	-	12,000,000
	$91,060,274	$155,089	$(653,280)	$90,562,083

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agency and
sponsored agency
obligations	$7,921,108	$(78,892)	$3,901,250	$(98,750)	$11,822,358	$(177,642)
Mortgage-backed securities	17,632,613	(134,422)	20,361,275	(392,848)	37,993,888	(527,270)
Totals	$25,553,721	$(213,314)	$24,262,525	$(491,598)	$49,816,246	$(704,912)

At December 31, 2003, all unrealized losses on available for sale securities existed for a period of less than twelve months.

At December 31, 2004, the Company had 27 available for sale securities in an unrealized loss position.  Management believes that none of the unrealized losses on available for sale securities are other than temporary due to the fact that they relate to debt and mortgage-backed securities issued by U.S. Government, Government agencies and Government sponsored agencies, which the Company has both the intent and ability to hold until maturity or until the fair value fully recovers.  Additionally, management considers the issuers of the securities to be financially sound, and expects to receive all contractual principal and interest related to these investments.

At December 31, 2004 and 2003, available for sale securities with a carrying value of $1,280,000 and $7,599,558, respectively, were pledged to secure obligations under repurchase agreements and municipal deposits.

The amortized cost and fair value of available for sale debt securities at December 31, 2004 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Maturity:
1-5 years	$14,000,000	$13,822,983
5-10 years	1,000,000	1,000,312
Mortgage-backed securities	52,903,731	52,446,180
Total	$67,903,731	$67,269,475

During 2003, proceeds from sales of available for sale securities were $7,094,321, and there were gross gains of $307,739 on such sales.

Note 4.               Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at December 31, 2004 and 2003 is as follows:

	2004	2003

Real estate:
Commercial	$106,771,441	$96,339,220
Residential	36,965,661	21,772,759
Construction	74,598,919	57,122,445
Commercial	17,562,523	15,532,902
Consumer installment	1,386,709	1,861,924
Consumer home equity	30,874,894	25,607,775
Total loans	268,160,147	218,237,025
Premiums on purchased loans	313,754	-
Net deferred loan fees	(1,117,556)	(881,822)
Allowance for loan losses	(3,481,525)	(2,934,675)
Loans receivable, net	$263,874,820	$214,420,528

The changes in the allowance for loan losses for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003

Balance, beginning of year	$2,934,675	$2,372,454
Provision for loan losses	556,000	563,000
Recoveries of loans previously charged-off	-	-
Loans charged-off	(9,150)	(779)
Balance, end of year	$3,481,525	$2,934,675

At December 31, 2004 and 2003, the unpaid principal balances of loans delinquent 90 days or more were $522,751 and $315,127, respectively, and the unpaid principal balances of loans placed on nonaccrual status were $3,669,148 and $150,000, respectively.  If nonaccrual loans had been performing in accordance with their original terms, the Company would have recorded approximately $18,000 of additional income during both of the years ended December 31, 2004 and 2003.

The following information relates to impaired loans as of and for the years ended December 31, 2004 and 2003:

	2004	2003

Loans receivable for which there is a related allowance for credit losses	$150,000	$-

Loans receivable for which there is no related allowance for credit losses	$3,519,148	$150,000

Allowance for credit losses related to impaired loans	$22,500	$-

Average recorded investment in impaired loans	$2,990,191	$157,678

During 2004, interest income collected and recognized on impaired loans was $184,565.  There was no interest income on impaired loans collected or recognized in 2003.  The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

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

Note 5.               Premises and Equipment

At December 31, 2004 and 2003, premises and equipment consisted of the following:

	2004	2003

Premises under capital lease	$-	$783,000
Leasehold improvements	1,811,187	1,372,576
Furniture, equipment and software	2,332,962	1,561,579
	4,144,149	3,717,155
Less accumulated depreciation and amortization	(2,011,516)	(2,296,057)
	$2,132,633	$1,421,098

For the years ended December 31, 2004 and 2003, depreciation and amortization expense related to premises and equipment totaled $536,029 and $417,377, respectively.

Note 6.               Deposits

At December 31, 2004 and 2003, deposits consisted of the following:

	2004	2003

Noninterest bearing	$42,584,120	$30,477,295
Interest bearing:
Time certificates, less than $100,000	131,764,662	92,574,784
Time certificates, $100,000 or more	71,287,106	50,793,863
Money market	72,450,663	69,503,859
Savings	22,104,121	23,792,811
NOW	26,814,653	22,849,570
Total interest bearing	324,421,205	259,514,887
Total deposits	$367,005,325	$289,992,182

Interest expense on certificates of deposit in denominations of $100,000 or more was $1,883,047 and $1,297,461 for the years ended December 31, 2004 and 2003, respectively.

Contractual maturities of time certificates of deposit as of December 31, 2004 are summarized below:

Due within:
1 year	$95,228,157
1-2 years	42,562,232
2-3 years	22,269,921
3-4 years	24,022,181
4-5 years	18,969,277
$203,051,768

Note 7.               Borrowings

Federal Home Loan Bank borrowings

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB").  At December 31, 2004, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities delivered under collateral safekeeping to the FHLB, and a blanket lien on qualifying mortgage loans, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  In addition, the Company has a $2,000,000 available line of credit with the FHLB.  At December 31, 2004 and 2003, there were no advances outstanding under this line of credit.  At December 31, 2004, other outstanding advances from the FHLB aggregated $8,000,000 at interest rates ranging from 1.93% to 5.11%, and at December 31, 2003, other outstanding advances aggregated $17,000,000 at interest rates ranging from 1.27% to 5.11%.

The Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to a percentage of its outstanding mortgage loans and contracts secured by residential properties, including mortgage-backed securities.  No ready market exists for FHLB stock and it has no quoted market value.  For disclosure purposes, such stock is assumed to have a market value which is equal to cost since the Bank can redeem the stock with the FHLB at cost.

Repurchase agreements

At December 31, 2004, the Company has available borrowings under repurchase agreements of $10,000,000, and no amounts outstanding at December 31, 2004.  At December 31, 2003, the Company had $5,700,000 outstanding under short-term securities sold under agreements to repurchase at 1.25%.

Subordinated debt

During 2003, the Company formed the Trust of which 100% of the Trust’s common securities are owned by the Company.  The Trust has no independent assets, and exists for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company.

The Trust issued $8,000,000 of trust preferred securities in 2003.  Pursuant to FIN46R, issued in December 2003, the Company deconsolidated the Trust at December 31, 2003.  As a result, the balance sheet as of December 31, 2003 includes $8,248,000 of subordinated debt, which was previously presented in the Company’s 2003 quarterly unaudited balance sheets as $8,000,000 in trust preferred securities after a consolidation elimination entry of $248,000.  The Company’s investment in the Trust of $248,000 is included in other assets.  The overall effect on the financial position and operating results of the Company as a result of the deconsolidation was not material.

Trust preferred securities currently qualify for up to 25% of the Company’s Tier I Capital, with the excess qualifying as Tier 2 Capital.  On March 1, 2005, the Federal Reserve Board of Governors, which is the banking regulator for the Holding Company, approved final rules that allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital, subject to new, more strict limitations.  The Company has until March 31, 2009 to meet the new limitations.  Management does not believe these final rules will have a significant impact on the Company.

The subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities.  The subordinated debentures, which bear interest at three month LIBOR plus 3.15% (5.69% at December 31, 2004), mature on March 26, 2033 and can be redeemed at the Company’s option in 2008.

The duration of the Trust is 30 years with early redemption at par at the Company’s option in 2008, or earlier in the event of certain regulatory or tax changes.  The trust securities also bear interest at three month LIBOR plus 3.15%.

Other borrowings

At December 31, 2004, the Bank also has the ability to borrow up to $3,000,000 in federal funds or letters of credit from its correspondent bank.

Maturity of borrowings

The contractual maturities of the Company’s borrowings at December 31, 2004, by year, are as follows:

	Fixed	Floating
	Rate	Rate	Total

2005	$4,000,000	$-	$4,000,000
2006	1,000,000	-	1,000,000
2007	3,000,000	-	3,000,000
2008	-	-	-
2009	-	-	-
Thereafter	-	8,248,000	8,248,000
Total borrowings	$8,000,000	$8,248,000	$16,248,000

 Note 8.               Commitments and Contingencies

Capital lease

The Company leased the Bank's main office under a capital lease which expired in 2004.  Premises under capital lease of $783,000 and related accumulated amortization of $730,800 as of December 31, 2003, were included in premises and equipment.  During 2003, the Company entered into a new lease agreement for its existing main office that commenced in August 2004.  This new lease was classified as an operating lease upon commencement.

The Company is obligated under the lease to pay executory costs including insurance, property taxes, maintenance and other related expenses.

Operating leases

The Company also has non-cancelable operating leases for its branch and mortgage brokerage offices.  Under these lease agreements, the Company is required to pay certain executory costs such as insurance and property taxes.  The Company also leases parking space under a noncancelable operating lease agreement and certain equipment under cancelable and noncancelable arrangements.

Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows:

Years Ending December 31,	Amount

2005	$926,360
2006	888,052
2007	744,607
2008	560,839
2009	503,017
Thereafter	2,265,723
$5,885,598

Total rental expense charged to operations for cancelable and noncancelable operating leases was $876,132 and $630,002 for the years ended December 31, 2004 and 2003, respectively.

Employment Agreements

President’s Agreement

In October 2003, the Company and the Bank entered into an employment agreement (the “Agreement”) with the Bank’s President and Chief Executive Officer that expires on December 31, 2006.  The Agreement provides for, among other things, a stipulated base salary for the first year of the Agreement, annual increases at each anniversary and a discretionary annual bonus to be determined by the Board of Directors.

In the event of the early termination of the Agreement for any reason other than cause, the Company would be obligated to compensate the President in one lump sum payment, an amount equal to the higher of the aggregate salary payments that would be made to the President under the remaining term of the Agreement, or eighteen months of the President’s stipulated base salary at the time of termination.

The Agreement also includes change of control provisions that entitles the President to a lump sum payment of two times the greater of the President’s stipulated base salary at the time of the change in control; total cash compensation, as defined, for the year preceding the change in control; or the average total cash compensation, as defined, for the two years preceding the change in control.

The provisions of the early termination clause apply only to termination of the Agreement prior to a change of control.  Termination of the Agreement following a change of control shall be governed by the change of control provisions.

Under the terms of a prior employment agreement (the “Prior Agreement”), the Prior Agreement provided that the Company granted shares of the Company’s common stock to the President on December 31, 2000, and annually thereafter through December 31, 2003.  The number of shares granted was based on 30% of the President’s stipulated base salary for the preceding annual employment period, as defined, and such shares granted would vest and be distributed to the President in four annual installments (with any balance distributed upon termination other than for cause).  Compensation cost is being recognized over four years under the terms of the Prior Agreement.  Under certain circumstances defined in the Prior Agreement, this stock grant may be settled in cash.  The Prior Agreement also provided for the grant of options to purchase a minimum of 10,000 shares of the Company’s common stock on December 31, 2000, and annually thereafter through December 2002, and on December 31, 2003, if the President remained employed by the Bank.  In the event that the Company did not have stock options available to grant at any of the stipulated dates, which was the case at December 31, 2000, 2001, 2002 and 2003, the President may then elect, on a future determination date, as defined, to be chosen by the President, to receive cash compensation in the future equal to the difference between the value of the Company’s stock at the time the options would have been granted, and the value of the Company’s stock on the determination date.  For the years ended December 31, 2004 and 2003, approximately $276,000 and $194,000, respectively, was charged to expense related to the stock and option compensation components of the Prior Agreement.

Other Employment Agreements

Effective January 1, 2005, the Company entered into a one-year employment agreement with an officer of the Residential Lending Group division, which replaced a contract that expired on December 31, 2004.  The agreement provides for, among other things, a minimum and maximum base salary and commission arrangement, as well as additional compensation based upon the achievement of certain other financial results, and for reimbursement of expenses incurred incidental to duties as an officer.  The agreement terminates on December 31, 2005.

In November 2003, the Company entered into an employment agreement with its Chief Financial Officer that expires on December 31, 2007.  The agreement provides for, among other things, a stipulated base salary and annual discretionary bonuses as determined by the Board of Directors.  In addition, the Chief Financial Officer has a change of control agreement that entitles the Chief Financial Officer to receive two years’ compensation (as defined in the agreement) if a change of control (as defined in the agreement) occurs while the Chief Financial Officer is a full-time officer of the Bank or within six months following termination of employment other than for cause (as defined in the agreement) or by reason of death or disability.

In addition, certain officers of the Company have change of control agreements that entitle such officers to receive one year’s compensation (as defined in the agreements) if a change of control (as defined in the agreements) occurs while such officers are full time officers of the Company or within six months following termination of employment other than for cause (as defined in the agreements) or by reason of death or disability.

Stock Appreciation Rights Plan

During 2001, the Company adopted the Patriot National Bancorp, Inc. 2001 Stock Appreciation Rights Plan (the “SAR Plan”).  Under the terms of the SAR Plan, the Company may grant stock appreciation rights to officers of the Company that entitle the officers to receive, in cash or Company common stock, the appreciation in the value of the Company’s common stock from the date of grant.  Each award vests at the rate of 20% per year from the date of grant.  Any unexercised rights will expire ten years from the date of grant.  During 2001, the Company granted a total of 18,000 stock appreciation rights to three Company officers, and $99,216 and $36,576, respectively, was charged to operations under the SAR Plan for the years ended December 31, 2004 and 2003.

Legal Matters

The Company is involved in various legal proceedings which have arisen in the normal course of business.  Management believes that resolution of these matters will not have a material effect on the Company's financial condition or results of operations.

Other

The Company expects to open two new branch offices in 2005.  Subsequent to December 31, 2004, the Company entered into a non-cancelable lease for one of these locations.

Note 9.               Income Taxes

The components of the income tax provision for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003

Current
Federal	$554,723	$842,241
State	179,489	264,848
Total	734,212	1,107,089

Deferred
Federal	(81,723)	(178,241)
State	(19,489)	(51,848)
Total	(101,212)	(230,089)

Provision for income taxes	$633,000	$877,000

A reconciliation of the anticipated income tax provision (computed by applying the statutory Federal income tax rate to the income before income taxes) to the income tax provision as reported in the statements of income for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003

Provision for income taxes at statutory Federal rate	$530,200	$754,000
State taxes, net of Federal benefit	96,500	129,000
Dividends received deduction	(52,300)	(45,900)
Nondeductible expenses	16,800	10,900
Other	41,800	29,000
Total provision for income taxes	$633,000	$877,000

At December 31, 2004 and 2003, the components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	2004	2003

Deferred tax assets:
Allowance for loan losses	$1,356,056	$1,172,111
Investment securities	241,017	189,312
Asset under capital lease	-	20,667
Premises and equipment	138,986	230,643
Accrued expenses	14,022	13,580
Other	-	7,206
Gross deferred tax assets	1,750,081	1,633,519

Deferred tax liabilities:
Tax bad debt reserve	69,347	109,394
Other	3,692	-
Gross deferred tax liabilities	73,039	109,394

Deferred tax asset, net	$1,677,042	$1,524,125

Note 10.               Goodwill

Based on the Company’s annual goodwill impairment tests performed in October 2004 and 2003, goodwill was not impaired for the years ended December 31, 2004 and 2003.  In addition, no goodwill was acquired during 2004 and 2003.

Note 11.               Shareholders’ Equity

Income Per Share

The following is information about the computation of income per share for the years ended December 31, 2004 and 2003.

	2004
	Net Income	Shares	Per Share Amount
Basic Income Per Share
Income available to common shareholders	$926,397	2,449,679	$0.38

Effect of Dilutive Securities
Warrants and stock options outstanding	-	53,012	(0.01)

Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$926,397	2,502,691	$0.37

	2003
	Net Income	Shares	Per Share Amount
Basic Income Per Share
Income available to common shareholders	$1,340,720	2,400,879	$0.56

Effect of Dilutive Securities
Warrants and stock options outstanding	-	42,357	(0.01)

Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$1,340,720	2,443,236	$0.55

Stock warrants

The Bank issued warrants to certain of the Bank’s original organizing group and certain other individuals to purchase up to 95,000 shares of the Bank’s common stock at the original public offering price of $6 per share.  The obligations related to all warrants issued by the Bank were assumed by the Company.  During 2004, all unexercised warrants expired.

A summary of the status of the warrants at December 31, 2004 and 2003, and changes during the years ended on those dates, is as follows:

	2004		2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	83,484	$6.00	91,166	$6.00
Expired	5,700	6.00	-
Exercised	77,784	6.00	7,682	6.00
Outstanding at end of year	-		83,484	6.00

Exercisable at end of year	-		83,484	6.00

Stock options

On August 17, 1999, the Bank adopted a stock option plan (the “Plan”) for employees and directors, under which both incentive and non-qualified stock options could have been granted, and subsequently the Company assumed all obligations related to such options.  The Plan provided for the grant of 110,000 non-qualified and incentive stock options in 1999 to certain directors of the Company, with an exercise price equal to the market value of the Company’s stock on the date of grant.  Such options were immediately exercisable and expire if unexercised ten years after the date of grant.  The Company has reserved 110,000 shares of common stock for issuance under the Plan.  No additional options may be granted under the Plan.

A summary of the status of the stock options at December 31, 2004 and 2003 is as follows:

	2004		2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	110,000	$10.13	110,000	$10.13
Granted	-		-
Outstanding at end of year	110,000	10.13	110,000	10.13

Exercisable at end of year	110,000	10.13	110,000	10.13

The weighted-average remaining contractual life for the options outstanding at December 31, 2004 is 4.7 years.

Rights Agreement

On April 15, 2004, the Board of Directors of the Company declared, effective as of April 19, 2004, a dividend distribution of one Right for each outstanding share of common stock of the Company.  The dividend was payable on April 29, 2004 to the stockholders of record as of the close of business on that date.  Each Right entitles the registered holder to purchase from the Company 8.152 shares of the Company’s common stock, at a price of $60.00, or $7.36 per share subject to adjustment.  The description and terms of the Rights are set forth in a Rights Agreement, dated as of April 19, 2004 between the Company and Registrar and Transfer Company.

The Rights are not exercisable until the earliest of (i) the tenth business day after a public announcement that a person or group of affiliated or associated persons acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock (an Acquiring Person); (ii) the tenth business day (or such later day as may be determined by action of the Board of Directors of the Company prior to such time as any person becomes an Acquiring Person) after the date of the commencement of a tender or exchange offer by any person (other than the Company) if, upon consummation such person would be an Acquiring Person; and (iii) the tenth business day (or such later day as may be determined by action of the Board of Directors of the Company prior to such time as any person becomes an Acquiring Person) after the filing by any Person (other than the Company) of a registration statement under the Securities Act of 1933, as amended, with respect to a contemplated exchange offer to acquire (when added to any shares as to which such person is the beneficial owner immediately prior to such filing) beneficial ownership of 15% or more of the issued and outstanding shares of the Company’s common stock.

The Rights will expire on April 19, 2014, unless earlier redeemed or exchanged by the Company.

Note 12.               401(k) Savings Plan

The Company offers employees participation in the Patriot National Bank 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code.  The 401(k) Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations.  The Company may make discretionary matching contributions to the 401(k) Plan.  Participants are immediately vested in their contributions and Company contributions.  The Company contributed approximately $127,000 and $73,000 to the 401(k) Plan in 2004 and 2003, respectively.

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

The contractual amounts of commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should:  the contract be fully drawn upon; the customer default; and the value of any existing collateral become worthless.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case-by-case basis.  Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2004 and 2003:

	2004	2003

Commitments to extend credit:
Future loan commitments	$23,484,674	$23,618,500
Unused lines of credit	36,018,661	31,433,770
Undisbursed construction loans	37,224,376	31,958,302
Financial standby letters of credit	197,000	122,000
	$96,924,711	$87,132,572

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception.  No liability related to guarantees was required to be recorded at December 31, 2004 and 2003.

Note 14.               Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-

balance-sheet items as calculated under regulatory accounting practices.  The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier-I leverage ratios as set forth in the table.  There are no conditions or events since then that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2004 and 2003 were (dollars in thousands):

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
2004	Amount	Ratio	Amount	Ratio		Amount	Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$30,701	10.70%	$22,954	8.00%	$	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	25,936	9.04%	11,476	4.00%		N/A	N/A
Tier I Capital (Average Assets)	25,936	6.79%	15,279	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$30,124	10.50%	$22,952	8.00%	$28,690	10.00%
Tier I Capital (to Risk Weighted Assets)	26,642	9.29%	11,471	4.00%	17,207	6.00%
Tier I Capital (to Average Assets)	26,642	6.98%	15,268	4.00%	19,085	5.00%

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Prompt Corrective Action Provisions
2003	Amount	Ratio	Amount	Ratio		Amount	Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$29,094	11.87%	$19,608	8.00%	$	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	24,522	10.00%	9,809	4.00%		N/A	N/A
Tier I Capital (Average Assets)	24,522	7.51%	13,061	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$28,568	11.67%	$19,584	8.00%	$24,480	10.00%
Tier I Capital (to Risk Weighted Assets)	25,633	10.47%	9,793	4.00%	14,689	6.00%
Tier I Capital (to Average Assets)	25,633	7.85%	13,061	4.00%	16,327	5.00%

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company.  However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances.  The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years.  As of December 31, 2004, the Bank had retained earnings of approximately $4,467,000, all of which is available for distribution to the Company as dividends without prior regulatory approval.  The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the FRB may impose further dividend restrictions on the Company.

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

Changes in loans outstanding to such related parties during 2004 and 2003 are as follows:

	2004	2003

Balance, beginning of year	$1,410,440	$3,547,766
Additional loans	183,386	8,823
Repayments	(22,998)	(2,129,708)
Adjustment for former related parties	(1,372,242)	(16,441)
Balance, end of year	$198,586	$1,410,440

Related party deposits aggregated approximately $3,444,000 and $4,126,000 as of December 31, 2004 and 2003, respectively.

The Company leases office space to a director of the Company under two leases.  Rental income under these leases was approximately $28,300 and $25,300, respectively, for the years ended December 31, 2004 and 2003.

During 2004 and 2003, the Company paid legal fees of approximately $20,900 and $30,400, respectively, to an attorney who is a director of the Company.

Note 16.               Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

2004

Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Unrealized holding losses arising during period	$(136,065)	$51,705	$(84,360)

Less reclassification adjustment for gains
recognized in net income	-	-	-

Unrealized holding loss on available for sale
securities, net of taxes	$(136,065)	$51,705	$(84,360)

2003

Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Unrealized holding losses arising during period	$(1,111,578)	$422,399	$(689,179)

Add reclassification adjustment for gains
recognized in net income	(307,739)	116,941	(190,798)

Unrealized holding loss on available for sale
securities, net of taxes	$(1,419,317)	$539,340	$(879,977)

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2004 and 2003.  The estimated fair value amounts for 2004 and 2003 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

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

As of December 31, 2004 and 2003, the recorded book balances and estimated fair values of the Company’s financial instruments were (in thousands):

	2004		2003
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value
Financial Assets:
Cash and due from banks	$ 6,670	$ 6,670	$ 4,024	$ 4,024
Federal funds sold	37,500	37,500	15,000	15,000
Short-term investments	11,460	11,460	10,431	10,431
Available for sale securities	76,269	76,269	90,562	90,562
Federal Reserve Bank stock	693	693	691	691
Federal Home Loan Bank stock	1,297	1,297	1,077	1,077
Loans receivable, net	263,875	265,206	214,421	218,064
Accrued interest receivable	1,758	1,758	1,471	1,471

Financial Liabilities:
Demand deposits	$ 42,584	$ 42,584	$ 30,477	$ 30,477
Savings deposits	22,104	22,104	23,793	23,793
Money market deposits	72,451	72,451	69,504	69,504
NOW accounts	26,815	26,815	22,850	22,850
Time deposits	203,052	206,539	143,369	148,005
Repurchase agreements	-	-	5,700	5,700
FHLB borrowings	8,000	8,082	17,000	17,107
Subordinated debt	8,248	8,248	8,248	8,248
Collateralized borrowings	-	-	249	249

Unrecognized  financial instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2004 and 2003.  The estimated fair value of fee income on letters of credit at December 31, 2004 and 2003 was insignificant.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

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

Information about reportable segments, and a reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2004 and 2003 is as follows (in thousands):

2004	Commercial Bank	Mortgage Broker	Consolidated Totals

Net interest income	$11,670	$-	$11,670
Noninterest income	682	2,020	2,702
Noninterest expenses	10,025	2,232	12,257
Provision for loan losses	556	-	556
Income (loss) before taxes	1,771	(212)	1,559
Assets	403,959	1,088	405,047

2003	Commercial Bank	Mortgage Broker	Consolidated Totals

Net interest income	$9,626	$-	$9,626
Noninterest income	851	3,963	4,814
Noninterest expenses	8,441	3,218	11,659
Provision for loan losses	563	-	563
Income before taxes	1,473	745	2,218
Assets	341,473	996	342,469

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Management allocates certain overhead expenses of the commercial bank to the mortgage broker segment.  These allocations are based on a pre-determined monthly charge agreed to between the commercial bank and the mortgage broker segment.  Management evaluates the performance of each segment based on profit or loss from operations before income taxes.  Intersegment revenues are accounted for at amounts that assume the revenues were between unrelated third parties at the current market prices at the time of the transactions.

The Company's reportable segments are strategic business units that offer different products and services.  They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The Company does not have operating segments other than those reported, the Company does not have a single external customer from which it derives 10% or more of its revenues and the Company operates in one geographical area.