Form 10QSB
period 2005-03-31
PATRIOT NATIONAL BANCORP INC
filed 2005-05-12
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Common stock, $2.00 par value per share, 2,489,391 shares issued and outstanding as of the close of business April 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes __ No X

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis or
	Plan of Operation	12

Item 3.	Controls and Procedures	21

Part II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	22

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$6,193,287	$6,670,409
Federal funds sold	13,000,000	37,500,000
Short term investments	66,732	11,460,057
Cash and cash equivalents	19,260,019	55,630,466

Available for sale securities (at fair value)	90,911,955	76,269,475
Federal Reserve Bank stock	693,200	692,600
Federal Home Loan Bank stock	1,296,700	1,296,700
Loans receivable (net of allowance for loan losses: 2005 $3,741,525;
2004 $3,481,525)	293,527,519	263,874,820
Accrued interest receivable	2,069,450	1,758,339
Premises and equipment	2,124,590	2,132,633
Deferred tax asset, net	2,005,824	1,677,042
Goodwill	930,091	930,091
Other assets	846,046	784,789
Total assets	$413,665,394	$405,046,955
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$39,390,978	$42,584,120
Interest bearing deposits	326,794,873	324,421,205
Total deposits	366,185,851	367,005,325
Federal Home Loan Bank borrowings	18,000,000	8,000,000
Subordinated debt	8,248,000	8,248,000
Accrued expenses and other liabilities	1,781,160	2,037,196
Total liabilities	394,215,011	385,290,521
Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued
Common stock, $2 par value: 30,000,000 shares authorized; shares
issued and outstanding: 2005 - 2,489,391; 2004 - 2,486,391	4,978,782	4,972,782
Additional paid-in capital	11,854,503	11,830,173
Retained earnings	3,546,770	3,346,718
Accumulated other comprehensive loss - net unrealized
loss on available for sale securities, net of taxes	(929,672)	(393,239)
Total shareholders' equity	19,450,383	19,756,434
Total liabilities and shareholders' equity	$413,665,394	$405,046,955

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest and Dividend Income
Interest and fees on loans	$4,670,265	$3,526,755
Interest and dividends on investment securities	857,567	765,220
Interest on federal funds sold	66,624	15,656
Total interest and dividend income	5,594,456	4,307,631
Interest Expense
Interest on deposits	1,992,161	1,425,690
Interest on Federal Home Loan Bank borrowings	72,043	102,324
Interest on subordinated debt	115,710	88,248
Interest on other borrowings	-	23,835
Total interest expense	2,179,914	1,640,097
Net interest income	3,414,542	2,667,534
Provision for Loan Losses	260,000	160,000
Net interest income after provision for loan losses	3,154,542	2,507,534
Noninterest Income
Mortgage brokerage referral fees	463,799	495,619
Loan processing fees	78,531	119,409
Fees and service charges	127,921	100,931
Other income	40,764	35,544
Total noninterest income	711,015	751,503
Noninterest Expenses
Salaries and benefits	2,048,992	1,797,613
Occupancy and equipment expense, net	493,214	381,417
Data processing and other outside services	240,240	196,160
Professional services	135,711	100,419
Advertising and promotional expenses	110,360	112,411
Loan administration and processing expenses	44,330	65,660
Other operating expenses	310,529	270,251
Total noninterest expenses	3,383,376	2,923,931
Income before income taxes	482,181	335,106
Provision for Income Taxes	195,000	139,000
Net income	$287,181	$196,106
Basic income per share	$0.12	$0.08
Diluted income per share	$0.11	$0.08
Dividends per share	$0.035	$0.030

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Net income:	$287,181	$196,106

Unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising
during the period, net of taxes	(536,433)	337,805

Comprehensive (loss) income	$(249,252)	$533,911

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$287,181	$196,106
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	69,979	116,070
Provision for loan losses	260,000	160,000
Depreciation and amortization	135,117	131,204
(Gain) loss on disposal of premises and equipment	(12)	2,924
Changes in assets and liabilities:
(Decrease) increase in deferred loan fees	(4,968)	14,554
Increase in accrued interest receivable	(311,111)	(136,690)
Increase in other assets	(61,257)	(52,740)
Decrease in accrued expenses and other liabilities	(256,141)	(309,860)
Net cash provided by operating activities	118,788	121,568
Cash Flows from Investing Activities
Purchases of available for sale securities	(19,243,381)	(4,000,000)
Principal repayments on available for sale securities	3,665,707	4,465,812
Proceeds from maturities of available for sale securities	-	2,000,000
Purchase of Federal Reserve Bank Stock	(600)	(1,450)
Net increase in loans	(29,907,731)	(6,927,634)
Purchases of premises and equipment	(127,062)	(194,131)
Net cash used in by investing activities	(45,613,067)	(4,657,403)
Cash Flows from Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(1,053,140)	6,146,763
Net increase (decrease) in time certificates of deposits	233,666	(1,672,582)
Proceeds from FHLB borrowings	10,000,000	6,000,000
Principal repayments of FHLB borrowings	-	(6,000,000)
Decrease in other borrowings	-	(62,880)
Dividends paid on common stock	(87,024)	(72,258)
Proceeds from issuance of common stock	30,330	70,002
Net cash provided by financing activities	9,123,832	4,409,045
Net (decrease) in cash and cash equivalents	(36,370,447)	(126,790)

Cash and cash equivalents
Beginning	55,630,466	29,454,671
Ending	$19,260,019	$29,327,881

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$2,177,83	$1,641,202
Income Taxes	$74,857	$97,780

Supplemental disclosure of noncash investing and financing activities:

Unrealized holding (loss) gain on available for sale
securities arising during the period	$(865,215)	$544,846

Accrued dividends declared on common stock	$87,129	$72,608

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)
The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp”) at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.

(2)
The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2004.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the remaining quarters of 2005.

(3)
Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three months ended March 31, 2005 and 2004.

Quarter ended March 31, 2005

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$287,181	2,487,091	$0.12
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	48,741	(0.01)
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$287,181	2,535,832	$0.11

Quarter ended March 31, 2004

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$196,106	2,411,743	$0.08
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	78,128	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$196,106	2,489,871	$0.08

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

Information about reportable segments and a reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

Quarter ended March 31, 2005

	Bank	Mortgage Broker	Consolidated Totals

Net interest income	$3,415	$-	$3,415
Noninterest income	125	586	711
Noninterest expense	2,753	630	3,383
Provision for loan losses	260	-	260
Income (loss) before taxes	526	(44)	482
Assets at period end	412,582	1,083	413,665

Quarter ended March 31, 2004

	Bank	Mortgage Broker	Consolidated Totals

Net interest income	$2,668	$-	$2,668
Noninterest income	160	591	751
Noninterest expense	2,273	651	2,924
Provision for loan losses	160	-	160
Income (loss) before taxes	395	(60)	335
Assets at period end	346,091	1,011	347,102

(5)	Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	2005
	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
Unrealized holding loss arising
during the period	$(865,215)	$328,782	$(536,433)
Reclassification adjustment for
(gains) losses recognized in income	-	-	-
Unrealized holding loss on available
for sale securities, net of taxes	$(865,215)	$328,782	$(536,433)

	2004
	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
Unrealized holding gain arising
during the period	$544,846	$(207,041)	$337,805
Reclassification adjustment for
(gains) losses recognized in income	-	-	-
Unrealized holding gain on available
for sale securities, net of taxes	$544,846	$(207,041)	$337,805

(6)	The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale securities at March 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agency
and Sponsored Agency
obligations	$15,000,000	$-	$(433,530)	$14,566,470
Mortgage-backed
securities	68,411,426	17,005	(1,082,946)	67,345,485
Money market preferred
equity securities	9,000,000	-	-	9,000,000
	$92,411,426	$17,005	$(1,516,476)	$90,911,955

At March 31, 2005, gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $17,005 and $1,516,476, respectively. Of the securities with unrealized losses, there are five U. S. Government Agency or Sponsored Agency Obligations and 13 mortgage backed securities that have unrealized losses for a period in excess of twelve months with a combined current unrealized loss of $1.1 million. Management does not believe that any of the unrealized losses are other than temporary since they are the result of changes in the interest rate environment and they relate to debt and mortgage-backed securities issued by U. S. Government and U.S. Government sponsored agencies. Bancorp has the ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

Item 2.	Management's Discussion and Analysis or Plan of Operation

(a)	Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

(b)	Management's Discussion and Analysis of
Financial Condition and Results of Operations

SUMMARY

Bancorp’s net income of $287,000 ($0.12 basic income per share and $0.11 diluted income per share) for the quarter ended March 31, 2005 represents an improvement of 46.4% when compared to net income of $196,000 ($0.08 basic income per share and $0.08 diluted income per share) for the quarter ended March 31, 2004.

Total assets increased $8.6 million from $405.0 million at December 31, 2004 to $413.6 million at March 31, 2005. Cash and cash equivalents decreased $36.3 million to $19.3 million at March 31, 2005 as compared to $55.6 million at December 31, 2004. The available for sale securities portfolio increased $14.6 million to $90.9 million at March 31, 2005 from $76.3 million at December 31, 2004. The net loan portfolio increased $29.6 million from $263.9 million at December 31, 2004 to $293.5 million at March 31, 2005. Deposits decreased $819,000 to $366.2 million at March 31, 2005 from $367.0 million at December 31, 2004. Borrowings increased $10 million from $16.2 million at December 31, 2004 to $26.2 million at March 31, 2005. Total shareholders’ equity decreased $306,000 to $19.5 million at March 31, 2005 from $19.8 million at December 31, 2004.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $8.6 million from $405.0 million at December 31, 2004 to $413.6 million at March 31, 2005. Cash and cash equivalents decreased $36.3 million or 65.4% to $19.3 million at March 31, 2005 as compared to $55.6 million at December 31, 2004. Cash and due from banks decreased $477,000; federal funds sold and short term investments decreased $24.5 million and $11.4 million, respectively. The decrease in cash and cash equivalents funded loan growth and purchases of mortgage-backed securities.

Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	March 31,	December 31,
	2005	2004
U.S. Government Agency and
Sponsored Agency Obligations	$14,566,470	$14,823,295
Mortgage-Backed Securities	67,345,485	52,446,180
Money market preferred
equity securities	9,000,000	9,000,000
Total Investments	$90,911,955	$76,269,475

Available for sale securities increased $14.6 million from $76.3 million at December 31, 2004 to $90.9 million at March 31, 2005. During the month of January, $19.2 million in excess liquidity was redeployed from federal funds sold and short term investments into the purchase of mortgage-backed securities. This $14.6 million increase represents the excess of security purchases over mortgage-backed security principal repayments and the increase in the unrealized losses in the available for sales security portfolio.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	March 31,	December 31,
	2005	2004
Real Estate
Commercial	$114,423,314	$106,771,441
Residential	47,989,824	36,965,661
Construction	84,934,854	74,598,919
Commercial	18,691,376	17,562,523
Consumer installment	1,478,740	1,386,709
Consumer home equity	30,401,662	30,874,894
Total Loans	297,919,770	268,160,147
Premiums on purchased loans	461,862	313,754
Net deferred fees	(1,112,588)	(1,117,556)
Allowance for loan losses	(3,741,525)	(3,481,525)
Total Loans	$293,527,519	$263,874,820

Bancorp’s net loan portfolio increased $29.6 million or 11.2% from $263.9 million at December 31, 2004 to $293.5 million at March 31, 2005. The notable increases include construction loans of $10.3 million, commercial real estate loans of $7.7 million and residential real estate loans of $11.0 million, of which $7.0 million represent purchases of adjustable rate residential mortgages. The growth in loans originated by the Bank reflect the continued strong real estate market in the Fairfield County, Connecticut and Westchester County, New York areas in which the Bank primarily conducts business and which continues to contribute to the overall growth in the loan portfolio. Although short term interest rates have increased, the interest rate environment for borrowers remained favorable in the first quarter of 2005.

At March 31, 2005, the net loan to deposit ratio was 80.2% and the net loan to total assets ratio was 70.9%. At December 31, 2004, the net loan to deposit ratio was 71.9% and the net loan to total assets ratio was 65.2%. Based on loan applications in process and the planned hiring of additional loan officers, management anticipates continued loan growth during the remainder of 2005.

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

Based upon this evaluation, management believes the allowance for loan losses of $3.7 million at March 31, 2005, which represents 1.26% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2004, the allowance for loan losses was $3.5 million or 1.31% of gross loans outstanding.

Analysis of Allowance for Loan Losses
	March 31,
(Thousands of dollars)	2005	2004
Balance at beginning of period	$3,481	$2,935
Charge-offs	-	-
Recoveries	-	-
Net (charge-offs) recoveries	-	-
Provision charged to operations	260	160
Balance at end of period	$3,741	$3,095
Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period.	(0.00%)	(0.00%)

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	March 31,	December 31,
(Thousands of dollars)	2005	2004
Loans delinquent over 90
days still accruing	$1,558	$373
Non-accruing loans	3,644	3,669
Total	$5,202	$4,042
% of Total Loans	1.75%	1.51%
% of Total Assets	1.26%	1.00%

Potential Problem Loans

The $3.6 million in non-accruing loans at March 31, 2005 is comprised of three loans that are well collateralized and in the process of collection; two loans totaling $3.5 million are current as to contractually due principal and interest payments. Subsequent to March 31, 2005, the third loan in the amount of $150,000 was sold; no loss was incurred on the sale.

At March 31, 2005, Bancorp had no loans, other than those disclosed in the table above, for which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	March 31,	December 31,
	2005	2004

Noninterest bearing	$39,390,978	$42,584,120

Interest bearing
NOW	25,799,209	26,814,653
Savings	22,517,231	22,104,121
Money market	75,192,999	72,450,663
Time certificates, less than $100,000	131,103,472	131,764,662
Time certificates, $100,000 or more	72,181,962	71,287,106
Total interest bearing	326,794,873	324,421,205
Total Deposits	$366,185,851	$367,005,325

Total deposits decreased $819,000 from $367.0 million at December 31, 2004 to $366.2 million at March 31, 2005. Noninterest bearing deposits decreased $3.2 million due primarily to fluctuations in personal and commercial checking accounts which decreased $842,000 and $3.6 million, respectively. These decreases were partially offset by an increase of $1.3 million in cashiers’ checks. Interest bearing deposits increased $2.4 million from $324.4 million at December 31, 2004 to $326.8 million at March 31, 2005. Money market deposit accounts increased $2.7 million due primarily to the rising rate environment which has influenced customers to keep their funds liquid instead of committing to longer term certificates of deposit. Savings accounts and certificates of deposit increased $413,000 and $234,000, respectively. Certificates of deposit remained relatively flat due primarily to the premium rates offered through the aggressive marketing campaigns of some of our local competitors as well as the desire of customers to remain liquid as previously mentioned.

Borrowings

At March 31, 2005, total borrowings were $26.2 million; this represents an increase of $10 million when compared to total borrowings of $16.2 million at December 31, 2004. Instead of pursuing high priced certificates of deposit in this very competitive market, the Bank chose to take down $10 million of short term borrowings from the Federal Home Loan Bank in anticipation of a promotional rate deposit campaign that will be offered in conjunction with the near term opening of the Southport Office which is expected to generate an increase in deposits.

Off-Balance Sheet Arrangements

There have been no significant changes in Bancorp’s off-balance sheet arrangements which primarily consist of commitments to lend, during the quarter ended March 31, 2005.

RESULTS OF OPERATIONS

Interest and dividend income and expense

Bancorp’s interest and dividend income increased $1.3 million or 29.9% for the quarter ended March 31, 2005 as compared to the same period in 2004. Interest and fees on loans increased 32.4% or $1.1 million from $3.5 million for the quarter ended March 31, 2004 to $4.6 million for the quarter ended March 31, 2005. These increases are the result of the increase in the loan portfolio combined with increases in interest rates.

Bancorp’s interest expense increased 32.9% or $540,000 for the quarter ended March 31, 2005 as compared to the same period in 2004. Increases in average balances of interest bearing deposits accounts resulted in an increase of 39.7% or $566,000 in interest expense for the quarter ended March 31, 2005 compared to the same period last year. Increases in the index to which the subordinated debt is tied resulted in an increase in interest expense of $27,000. Decreases in the average balances of outstanding borrowings resulted in a decrease of $54,000 in interest expense for the quarter ended March 31, 2005 as compared to the same period in 2004.

As a result of these factors, net interest income increased $747,000 or 28% to $3.4 million for the three months ended March 31, 2005 as compared to $2.7 million for the same period last year.

Noninterest income

Noninterest income decreased $40,000 or 5.4% to $711,000 for the quarter ended March 31, 2005 as compared to the same period last year. Mortgage brokerage and referral fees decreased by 6.4% or $32,000 to $464,000 for the quarter ended March 31, 2005 as compared to $496,000 for the same period last year. This decrease was due primarily to an increase in long term interest rates which resulted in a decrease in the volume of refinance transactions. As a result of the decrease in refinance transactions, there was also a decrease in loan origination and processing fees of $40,000 or 34.2% to $79,000 for the quarter ended March 31, 2005 as compared to $119,000 for the quarter ended March 31, 2004. Increases in deposit accounts and transaction volumes resulted in an increase in fees and service charges of $27,000 or 26.7% from $101,000 for the quarter ended March 31, 2004 to $128,000 for the quarter ended March 31, 2005.

Noninterest expenses

Noninterest expenses increased 15.7% or $459,000 to $3.4 million for the quarter ended March 31, 2005 from $2.9 million for the quarter ended March 31, 2004. Salaries and benefits expense increased 14.0%, or $251,000 to $2.0 million for the quarter ended March 31, 2005 from $1.8 million for the quarter ended March 31, 2004. This increase is due primarily to staff additions resulting from the opening of two branches in 2004, as well as to increases in loan and deposit production sales and incentive compensation and an enhanced compensation plan designed to attract additional talented and experienced residential mortgage loan originators to build loan origination volume and to generate additional fee income. Occupancy and equipment expense, net, increased $112,000 or 29.3% to $493,000 for the quarter ended March 31, 2005 from $381,000 for the quarter ended March 31, 2004 due primarily to the establishment during the second half of 2004 of two additional branch locations and the relocation of an office of the Residential Lending Group from Greenwich to Stamford in April of last year. Data processing and other outside services increased $44,000 or 22% from $196,000 for the three months ended March 31, 2004 to $240,000 for the three months ended March 31, 2005; much of this increase is due to an increase in data processing expenses as a result of the growth in the branch network and increases due to ongoing maintenance charges for the implementation of new products and services. Other operating expenses increased $40,000 or 14.9% from $270,000 for the three months ended March 31, 2004 to $310,000 for the three months ended March 31,  2005; included in this increase are higher expenses related to director compensation, customer relations and regulatory assessments. Professional services increased $36,000 or 35% from

$100,000 for the three months ended March 31, 2004 to $136,000 for the three months ended March 31, 2005; this increase is due primarily to increases in accruals for consulting services related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. Loan administration and processing expenses decreased 32.5% to $44,000 for the three months ended March 31, 2005 from $66,000 for the three months ended March 31, 2004 due to the decrease in the volume of residential mortgage refinance transactions.

Bancorp has received regulatory approval to establish a branch office in Southport, Connecticut, which will result in additional capital expenditures as well as increases in salaries and benefits and occupancy and equipment expenses. Management anticipates that this office will open in the second or third quarter of 2005.

Income Taxes

Bancorp recorded income tax expense of $195,000 for the quarter ended March 31, 2005 as compared to $139,000 for the quarter ended March 31, 2004. The effective tax rates for the quarters ended March 31, 2005 and March 31, 2004 were 40% and 41%, respectively. These changes are related primarily to the change in pre-tax income and the exclusion for state tax purposes of certain holding company expenses.

LIQUIDITY

Bancorp's liquidity ratio was 26.6% and 34.0% at March 31, 2005 and 2004, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts, the costs related to opening the Southport branch and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at March 31, 2005 and December 31, 2004 respectively:

	March 31, 2005	December 31, 2004

Total Risk-based Capital	10.53%	10.70%
Tier 1 Risk-based Capital	8.87%	9.04%
Leverage Capital	6.45%	6.79%

The following table illustrates the Bank’s regulatory capital ratios at March 31, 2005 and December 31, 2004 respectively:

	March 31, 2005	December 31, 2004

Total Risk-based Capital	10.35%	10.50%
Tier 1 Risk-based Capital	9.10%	9.29%
Leverage Capital	6.62%	6.98%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be “well capitalized” at March 31, 2005 under applicable regulations. To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Management continuously assesses the adequacy of the Bank’s capital to ensure that the Bank remains a “well capitalized” institution. Management’s strategic and capital plans contemplate various options to raise additional capital to support the planned growth of the Bank.

On April 25, 2005, Bancorp filed a registration statement with the Securities and Exchange Commission on Form SB-2 pursuant to which it proposes to raise an additional $7 - $12 million of capital by sales of common stock to shareholders and as yet unidentified stand-by purchasers. All of the net proceeds is needed to allow the Bank to both remain “well capitalized” and continue its growth, historically accomplished through de novo bank branches.

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

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results

of Operation," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial services companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effects of Bancorp's opening of branches, and (8) the effect of any decision by Bancorp to engage in any new business activities. Other such factors may be described in Bancorp's future filings with the SEC.

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended March  31, 2005 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 2.	Changes in Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
During the three months ended March 31, 2005, Bancorp issued 3,000 shares of its Common Stock upon the exercise of certain options that were granted in connection with a stock option plan adopted by the Bank in 1999 under which non-qualified and incentive stock options were granted in 1999 to certain directors. The weighted average exercise price per share of these options is $10.13. The obligations under these options were assumed by Bancorp at the time the Bank became a wholly owned subsidiary of Bancorp.

The total amount received by Bancorp for these shares was $30,330. No underwriter was used in connection with the sale of these 3,000 shares nor were any underwriting discounts or commissions paid. The shares are unregistered under the Securities Act of 1933, and were issued pursuant to the private offering exemption under Section 4 (2) of such Act.

(d)	Not applicable

Item 6.	Exhibits

No.	Description

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

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

May 10, 2005