Form 10QSB
period 2005-06-30
PATRIOT NATIONAL BANCORP INC
filed 2005-08-12
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Common stock, $2.00 par value per share, 2,489,391 shares issued and outstanding as of the close of business July 29, 2005.

Transitional Small Business Disclosure Format (check one): Yes __   No X

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis or
	Plan of Operation	15

Item 3.	Controls and Procedures	24

Part II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits	27

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$3,677,943	$6,670,409
Federal funds sold	17,200,000	37,500,000
Short term investments	266,279	11,460,057
Cash and cash equivalents	21,144,222	55,630,466

Available for sale securities (at fair value)	83,812,054	76,269,475
Federal Reserve Bank stock	693,200	692,600
Federal Home Loan Bank stock	1,296,700	1,296,700
Loans receivable (net of allowance for loan losses: 2005 $3,841,525;
2004 $3,481,525)	300,659,927	263,874,820
Accrued interest receivable	1,948,625	1,758,339
Premises and equipment	2,491,889	2,132,633
Deferred tax asset, net	1,785,397	1,677,042
Goodwill	930,091	930,091
Other assets	970,755	784,789
Total assets	$415,732,860	$405,046,955
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$40,384,760	$42,584,120
Interest bearing deposits	326,897,591	324,421,205
Total deposits	367,282,351	367,005,325
Federal Home Loan Bank borrowings	18,000,000	8,000,000
Subordinated debt	8,248,000	8,248,000
Accrued expenses and other liabilities	2,140,962	2,037,196
Total liabilities	395,671,313	385,290,521
Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued
Common stock, $2 par value: 30,000,000 shares authorized; shares
issued and outstanding: 2005 - 2,489,391; 2004 - 2,486,391	4,978,782	4,972,782
Additional paid-in capital	11,854,503	11,830,173
Retained earnings	3,798,290	3,346,718
Accumulated other comprehensive loss - net unrealized
loss on available for sale securities, net of taxes	(570,028)	(393,239)
Total shareholders' equity	20,061,547	19,756,434
Total liabilities and shareholders' equity	$415,732,860	$405,046,955

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest and Dividend Income
Interest and fees on loans	$4,921,926	$3,602,676	$9,592,192	$7,129,431
Interest and dividends on
investment securities	811,418	683,246	1,668,984	1,448,466
Interest on federal funds sold	75,702	25,154	142,326	40,810
Total interest and dividend income	5,809,046	4,311,076	11,403,502	8,618,707
Interest Expense
Interest on deposits	2,036,184	1,410,737	4,028,345	2,836,427
Interest on Federal Home Loan Bank
borrowings	151,419	100,376	223,462	202,700
Interest on subordinated debt	127,633	87,655	243,343	175,903
Interest on other borrowings	-	14,731	-	38,566
Total interest expense	2,315,236	1,613,499	4,495,150	3,253,596
Net interest income	3,493,810	2,697,577	6,908,352	5,365,111
Provision for Loan Losses	100,000	60,000	360,000	220,000
Net interest income after
provision for loan losses	3,393,810	2,637,577	6,548,352	5,145,111
Noninterest Income
Mortgage brokerage referral fees	511,658	517,810	975,457	1,013,429
Loan processing fees	104,812	121,676	183,343	241,085
Fees and service charges	156,481	113,790	284,402	214,721
Other income	47,930	22,563	88,693	58,107
Total noninterest income	820,881	775,839	1,531,895	1,527,342
Noninterest Expenses
Salaries and benefits	2,209,904	1,866,165	4,258,896	3,663,778
Occupancy and equipment expenses, net	492,102	378,722	985,316	760,139
Data processing and other outside services	244,027	204,901	484,267	401,061
Professional services	127,581	110,683	263,292	211,102
Advertising and promotional expenses	113,388	106,964	223,748	219,375
Loan administration and processing expenses	61,342	66,095	105,673	131,755
Other noninterest expenses	376,251	278,367	686,779	548,618
Total noninterest expenses	3,624,595	3,011,897	7,007,971	5,935,828
Income before income taxes	590,096	401,519	1,072,276	736,625
Provision for Income Taxes	239,000	162,000	434,000	301,000
Net income	$351,096	$239,519	$638,276	$435,625
Basic income per share	$0.14	$0.10	$0.26	$0.18
Diluted income per share	$0.14	$0.10	$0.25	$0.17
Dividends per share	$0.040	$0.035	$0.075	$0.065

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$351,096	$239,519	$638,276	$435,625

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period, net of taxes	359,644	(887,552)	(176,789)	(549,747)

Comprehensive (loss) income	$710,740	$(648,033)	$461,487	$(114,122)

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$638,276	$435,625
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	190,193	284,181
Provision for loan losses	360,000	220,000
Depreciation and amortization	283,349	263,102
(Gain) loss on disposal of premises and equipment	(12)	3,804
Changes in assets and liabilities:
(Decrease) increase in deferred loan fees	(72,531)	85,988
Increase in accrued interest receivable	(190,286)	(79,567)
Increase in other assets	(185,966)	(2,380)
Increase (decrease) in accrued expenses and other liabilities	91,215	(506,543)
Net cash provided by operating activities	1,114,238	704,210
Cash Flows from Investing Activities
Purchases of available for sale securities	(19,243,381)	(16,020,313)
Principal repayments on available for sale securities	10,225,465	12,220,889
Proceeds from maturities of available for sale securities	1,000,000	3,000,000
Purchase of Federal Home Loan Bank Stock	-	(219,400)
Purchase of Federal Reserve Bank Stock	(600)	(1,450)
Net increase in loans	(37,072,576)	(11,685,403)
Purchases of premises and equipment	(642,594)	(720,242)
Net cash used in investing activities	(45,733,686)	(13,425,919)
Cash Flows from Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(5,278,675)	14,893,203
Net increase in time certificates of deposits	5,555,699	575,081
Proceeds from FHLB borrowings	31,001,000	11,000,000
Principal repayments of FHLB borrowings	(21,001,000)	(9,000,000)
Decrease in securities sold under agreements to repurchase	-	(5,700,000)
Decrease in other borrowings	-	(127,067)
Dividends paid on common stock	(174,153)	(144,965)
Proceeds from issuance of common stock	30,330	199,500
Net cash provided by financing activities	10,133,201	11,695,752
Net (decrease) in cash and cash equivalents	(34,486,244)	(1,025,957)

Cash and cash equivalents
Beginning	55,630,466	29,454,671
Ending	$21,144,222	$28,428,714

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$4,484,662	$3,262,177
Income Taxes	$487,914	$420,120

Supplemental disclosure of noncash investing and financing activities:

Unrealized holding loss on available for sale
securities arising during the period	$(285,144)	$(886,690)

Accrued dividends declared on common stock	$99,576	$85,465

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Basis of Financial Statement Presentation

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for the remaining quarters of 2005.

Note 2.	Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value at June 30, 2005:

U. S. Government agency and sponsored agency obligations	$14,748,105
Mortgage-backed securities	61,063,949
Money market preferred equity securities	8,000,000
Total Investments	$83,812,054

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale securities at June 30, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agency and
sponsored agency obligations	$15,000,000	$-	$(251,895)	$14,748,105
Mortgage-backed securities	61,731,453	52,890	(720,394)	61,063,949
Money market preferred
equity securities	8,000,000	-	-	8,000,000
	$84,731,453	$52,890	$(972,289)	$83,812,054

At June 30, 2005, gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $52,890 and $972,289, respectively. Of the securities with unrealized losses, there are five U. S. Government Agency or Sponsored Agency Obligations and 13 mortgage backed securities that have unrealized losses for a period in excess of twelve months with a combined current unrealized loss of $816,000. Management does not believe that any of the unrealized losses are other than temporary since they are the result of changes in the interest rate environment and they relate to debt and mortgage-backed securities issued by U. S. Government and U.S. Government sponsored agencies. Bancorp has the ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

Note 3.	Loans

The following table is a summary of Bancorp’s loan portfolio at June 30, 2005.

Real Estate
Commercial	$122,600,044
Residential	51,525,372
Construction	80,619,862
Commercial	19,135,880
Consumer installment	1,283,178
Consumer home equity	29,928,558
Total Loans	305,092,894
Premiums on purchased loans	453,582
Net deferred fees	(1,045,024)
Allowance for loan losses	(3,841,525)
Total Loans	$300,659,927

Note 4.	Deposits

The following table is a summary of Bancorp’s deposits at June 30, 2005.

Noninterest bearing	$40,384,760

Interest bearing
NOW	27,614,302
Savings	22,521,113
Money market	68,154,708
Time certificates, less than $100,000	132,873,833
Time certificates, $100,000 or more	75,733,635
Total interest bearing	326,897,591
Total Deposits	$367,282,351

Note 5.	Borrowings

In addition to the outstanding borrowings disclosed on the consolidated balance sheet, the Bank has the ability to borrow approximately $66.9 million in additional advances from the Federal Home Loan Bank of Boston which includes a $2.0 million overnight line of credit. The Bank also has arranged a $3.0 million overnight line of credit from a correspondent bank and $10.0 million under a repurchase agreement; no amounts were outstanding under these two arrangements at June 30, 2005.

Note 6.	Income per share

Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three and six months ended June 30, 2005 and 2004.

Quarter ended June 30, 2005

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$351,096	2,489,391	$0.14
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	50,364	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$351,096	2,539,755	$0.14

Quarter ended June 30, 2004

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$239,519	2,430,399	$0.10
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	64,128	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$239,519	2,494,527	$0.10

Six months ended June 30, 2005
	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$638,276	2,488,247	$0.26
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	48,886	(0.01)
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$638,276	2,537,133	$0.25

Six months ended June 30, 2004
	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$435,625	2,421,071	$0.18
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	71,128	(0.01)
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$435,625	2,492,199	$0.17

Note 7.	Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Unrealized holding gain
(loss) arising during the period	$580,071	$(220,427)	$359,644	$(285,144)	$108,355	$(176,789)

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding gain (loss)
on available for sale securities,
net of taxes	$580,071	$(220,427)	$359,644	$(285,144)	$108,355	$(176,789)

	Three Months Ended			Six Months Ended
	June 30, 2004			June 30, 2004
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Unrealized holding loss
arising during the period	$(1,431,536)	$543,984	$(887,552)	$(886,690)	$336,943	$(549,747)

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding loss on
available for sale securities,
net of taxes	$(1,431,536)	$543,984	$(887,552)	$(886,690)	$336,943	$(549,747)

Note 8.	Segment Reporting

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

Information about reportable segments and a reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

Quarter ended June 30, 2005

		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$3,494	$-	$3,494
Noninterest income	194	627	821
Noninterest expense	2,948	677	3,625
Provision for loan losses	100	-	100
Income (loss) before taxes	640	(50)	590
Assets at period end	414,662	1,071	415,733

Quarter ended June 30, 2004
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$2,698	$-	$2,698
Noninterest income	169	607	776
Noninterest expense	2,389	623	3,012
Provision for loan losses	60	-	60
Income (loss) before taxes	418	(16)	402
Assets at period end	352,456	1,088	353,544

Six months ended June 30, 2005
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$6,908	$-	$6,908
Noninterest income	319	1,213	1,532
Noninterest expense	5,701	1,307	7,008
Provision for loan losses	360	-	360
Income (loss) before taxes	1,166	(94)	1,072
Assets at period end	414,662	1,071	415,733

Six months ended June 30, 2004
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$5,365	$-	$5,365
Noninterest income	329	1,198	1,527
Noninterest expense	4,662	1,274	5,936
Provision for loan losses	220	-	220
Income (loss) before taxes	812	(76)	736
Assets at period end	352,456	1,088	353,544

Note 9.	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business, Bancorp is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amounts of these instruments reflect the extent of involvement Bancorp has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral become worthless. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that Bancorp controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2005:

Commitments to extend credit:
Future loan commitments	$31,143,146
Unused lines of credit	40,838,411
Undisbursed construction loans	33,609,784
Financial standby letters of credit	216,000
$105,807,341

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include residential and commercial property, deposits and securities.

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on Bancorp’s consolidated balance sheet at the fair value at inception. No liability related to guarantees was required to be recorded at June 30, 2005.

Item 2.	Management's Discussion and Analysis or Plan of Operation

(a)	Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

(b)	Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Bancorp’s net income of $351,000 ($0.14 basic income per share and $0.14 diluted income per share) for the quarter ended June 30, 2005 represents an improvement of 46.6% or $111,000 when compared to net income of $240,000 ($0.10 basic income per share and $0.10 diluted income per share) for the quarter ended June 30, 2004. For the six-month period ended June 30, 2005, net income of $638,000 ($0.26 basic income per share and $0.25 diluted income per share) represents an increase of $202,000 or 46.5% when compared to net income of $436,000 ($0.18 basic income per share and $0.17 diluted income per share) for the six months ended June 30, 2004.

Total assets increased $10.7 million from $405.0 million at December 31, 2004 to $415.7 million at June 30, 2005. Cash and cash equivalents decreased $34.5 million to $21.1 million at June 30, 2005 as compared to $55.6 million at December 31, 2004. The available for sale securities portfolio increased $7.5 million to $83.8 million at June 30, 2005 from $76.3 million at December 31, 2004. The net loan portfolio increased $36.8 million from $263.9 million at December 31, 2004 to $300.7 million at June 30, 2005. Deposits increased $277,000 to $367.3 million at June 30, 2005 from $367.0 million at December 31, 2004. Borrowings increased $10 million from $16.2 million at December 31, 2004 to $26.2 million at June 30, 2005. Total shareholders’ equity increased $305,000 to $20.1 million at June 30, 2005 from $19.8 million at December 31, 2004.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $10.7 million or 2.6% from $405.0 million at December 31, 2004 to $415.7 million at June 30, 2005. Cash and cash equivalents decreased $34.5 million or 62.0% to $21.1 million at June 30, 2005 as compared to $55.6 million at December 31, 2004. Cash and due from banks decreased $3.0 million; federal funds sold and short term investments decreased $20.3 million and $11.2 million, respectively. The decrease in cash and cash equivalents funded loan growth and purchases of mortgage-backed securities.

Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	June 30,	December 31,
	2005	2004
U. S. Government Agency and
Sponsored Agency Obligations	$14,748,105	$14,823,295
Mortgage-Backed Securities	61,063,949	52,446,180
Money market preferred
equity securities	8,000,000	9,000,000
Total Investments	$83,812,054	$76,269,475

Available for sale securities increased $7.5 million or 9.9% from $76.3 million at December 31, 2004 to $83.8 million at June 30, 2005. During the month of January 2005, $19.2 million in excess liquidity was redeployed from federal funds sold and short term investments into the purchase of mortgage-backed securities. The $7.5 million increase represents the excess of security purchases over mortgage-backed security principal repayments, the redemption of a money market preferred equity security and the increase in the unrealized losses in the available for sale securities portfolio.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	June 30,	December 31,
	2005	2004
Real Estate
Commercial	$122,600,044	$106,771,441
Residential	51,525,372	36,965,661
Construction	80,619,862	74,598,919
Commercial	19,135,880	17,562,523
Consumer installment	1,283,178	1,386,709
Consumer home equity	29,928,558	30,874,894
Total Loans	305,092,894	268,160,147
Premiums on purchased loans	453,582	313,754
Net deferred fees	(1,045,024)	(1,117,556)
Allowance for loan losses	(3,841,525)	(3,481,525)
Total Loans	$300,659,927	$263,874,820

Bancorp’s net loan portfolio increased $36.8 million or 13.9% from $263.9 million at December 31, 2004 to $300.7 million at June 30, 2005. The significant increases include commercial real estate loans of $15.8 million or 14.8%, residential real estate loans of $14.6 million or 39.4% and construction loans of $6.0 million or 8.1%. The increase in residential real estate loans includes $8.3 million in purchased adjustable rate residential mortgages. The growth in loans originated by the Bank reflects the continued strong real estate market in the Fairfield County, Connecticut and Westchester County, New York areas in which the Bank primarily conducts business and which continues to contribute to the overall growth in the loan portfolio. Although short term interest rates have increased, the interest rate environment for borrowers remained favorable in the first half of 2005.

At June 30, 2005, the net loan to deposit ratio was 81.9% and the net loan to total assets ratio was 72.3%. At December 31, 2004, the net loan to deposit ratio was 71.9% and the net loan to total assets ratio was 65.2%. Based on loan applications in process and the recent hiring of additional loan officers, management anticipates continued loan growth during the remainder of 2005.

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

Based upon this evaluation, management believes the allowance for loan losses of $3.8 million at June 30, 2005, which represents 1.26% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2004, the allowance for loan losses was $3.5 million or 1.31% of gross loans outstanding.

Analysis of Allowance for Loan Losses
	June 30,
(Thousands of dollars)	2005	2004
Balance at beginning of period	$3,481	$2,935
Charge-offs	-	-
Recoveries	-	-
Net (charge-offs) recoveries	-	-
Provision charged to operations	360	220
Balance at end of period	$3,841	$3,155
Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period.	(0.00%)	(0.00%)

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	June 30,	December 31,
(Thousands of dollars)	2005	2004

Loans delinquent over 90
days still accruing	$509	$373
Non-accruing loans	1,997	3,669
Total	$2,506	$4,042
% of Total Loans	0.82%	1.51%
% of Total Assets	0.60%	1.00%

Potential Problem Loans

The $2.0 million in non-accruing loans at June 30, 2005 is comprised of two loans that are well collateralized and in the process of collection; one loan in the amount of $858,000 is current as to contractually due principal and interest payments.

At June 30, 2005, Bancorp had no loans, other than those disclosed in the table above, for which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	June 30,	December 31,
	2005	2004

Noninterest bearing	$40,384,760	$42,584,120

Interest bearing
NOW	27,614,302	26,814,653
Savings	22,521,113	22,104,121
Money market	68,154,708	72,450,663
Time certificates, less than $100,000	132,873,833	131,764,662
Time certificates, $100,000 or more	75,733,635	71,287,106
Total interest bearing	326,897,591	324,421,205
Total Deposits	$367,282,351	$367,005,325

Total deposits increased $277,000 from $367.0 million at December 31, 2004 to $367.3 million at June 30, 2005. Noninterest bearing deposits decreased $2.2 million due primarily to fluctuations in personal and commercial checking accounts which decreased $1.5 million and $2.8 million, respectively. These decreases were partially offset by an increase of $2.2 million in cashiers’ checks. Interest bearing deposits increased $2.5 million from $324.4 million at December 31, 2004 to $326.9 million at June 30, 2005. Money market deposit accounts decreased $4.3 million while certificates of deposit increased $5.6 million; the growth in certificates of deposit is due primarily to the certificate of deposit promotion campaign offered in conjunction with the grand opening of the Southport Office; this campaign also prompted some money market account holders to transfer funds to certificates of deposit.

Borrowings

At June 30, 2005, total borrowings were $26.2 million; this represents an increase of $10 million when compared to total borrowings of $16.2 million at December 31, 2004. Instead of pursuing high priced certificates of deposit in this very competitive market, the Bank, earlier in the year, chose to take down $10 million of short term borrowings from the Federal Home Loan Bank prior to the certificate of deposit promotion campaign offered in conjunction with the opening of the Southport Office which generated an increase in certificates of deposit. Subsequent to the end of the quarter, the Bank paid down $9.0 million in Federal Home Loan Bank borrowings.

Off-Balance Sheet Arrangements

There have been no significant changes in Bancorp’s off-balance sheet arrangements which primarily consist of commitments to lend, during the quarter and six months ended June 30, 2005.

RESULTS OF OPERATIONS

Interest and dividend income and expense

Bancorp’s interest and dividend income increased $1.5 million or 34.8% for the quarter ended June 30, 2005 as compared to the same period in 2004. Interest and fees on loans increased 36.6% or $1.3 million from $3.6 million for the quarter ended June 30, 2004 to $4.9 million for the quarter ended June 30, 2005. These increases are the result of the increase in the loan portfolio combined with increases in interest rates. For the six months ended June 30, 2005, interest and dividend income was $11.4 million which represents an increase of $2.8 million or 32.3% as compared to interest and dividend income of $8.6 million for the same period last year. This increase is due to the reasons cited earlier.

Bancorp’s interest expense increased 43.5% or $702,000 to $2.3 million for the quarter ended June 30, 2005 as compared to $1.6 million for the same period in 2004. Increases in balances and the rates paid on interest bearing deposit accounts resulted in an increase of 44.3% or $625,000 in interest expense for the quarter ended June 30, 2005 compared to the same period last year. Increases in the index to which the subordinated debt is tied resulted in an increase in interest expense of $40,000. Increases in Federal Home Loan Bank advances resulted in an increase of $51,000 in interest expense for the quarter ended June 30, 2005 as compared to the same period in 2004. For the six months ended June 30, 2005 total interest expense increased $1.2 million or 38.2% to $4.5 million from $3.3 million for the six months ended June 30, 2004. These increases in interest expense are due to the reasons cited earlier.

As a result of these factors, net interest income increased $796,000 or 29.5% to $3.5 million for the three months ended June 30, 2005 as compared to $2.7 million for the same period last year; net interest income increased $1.5 million or 28.9% to $6.9 million for the six months ended June 30, 2005 as compared to $5.4 million for the six months ended June 30, 2004.

Noninterest income

Noninterest income increased $45,000 or 5.8% to $821,000 for the quarter ended June 30, 2005 as compared to the same period last year. Increases in deposit accounts and transaction volumes resulted in an increase in fees and service charges of $42,000 or 37.5% from $114,000 for the quarter ended June 30, 2004 to $156,000 for the quarter ended June 30, 2005. Other noninterest income increased $25,000 or 112.4% due primarily to the settlement of an insurance claim. Mortgage brokerage and referral fees and loan processing fees decreased $6,000 and $17,000, respectively, when compared to the same quarter last year; these decreases are due primarily to a lower average yield per transaction as compared to last year combined with a lower volume of transactions which resulted in a decrease in transactional based or loan processing fees.

For the six months ended June 30, 2005, noninterest income remained relatively stable as compared to the same period last year; increases in fees and service charges and other noninterest income of $70,000 and $31,000, respectively, were offset by decreases in mortgage brokerage referral fees and loan processing fees of $38,000 and $58,000, respectively. These changes are due to reasons discussed earlier.

Noninterest expenses

Noninterest expenses increased 20.3% or $613,000 to $3.6 million for the quarter ended June 30, 2005 from $3.0 million for the quarter ended June 30, 2004. Salaries and benefits expense increased 18.4%, or $344,000 to $2.2 million for the quarter ended June 30, 2005 from $1.9 million for the quarter ended June 30, 2004. This increase is due primarily to staff additions associated with three additional branch locations at June 30, 2005 as compared to last year, as well as increases in loan and deposit production sales and incentive compensation and an enhanced compensation plan designed to attract additional talented and experienced residential mortgage loan originators to build loan origination volume and to generate additional fee income. Occupancy and equipment expense, net, increased $113,000 or 29.9% to $492,000 for the quarter ended June 30, 2005 from $379,000 for the quarter ended June 30, 2004 due primarily to the establishment during the second half of 2004 of two additional branch locations, the relocation of an office of the Residential Lending Group from Greenwich to Stamford in April of last year and the opening of the Southport Office at the end of the second quarter of 2005. Other operating expenses increased $98,000 or 35.2% from $278,000 for the three months ended June 30, 2004 to $376,000 for the three months ended June 30, 2005; included in this increase are higher expenses related to forms, printing supplies, voice and data communications, director compensation and regulatory assessments. Data processing and other outside services increased $39,000 or 19.1% from $205,000 for the three months ended June 30, 2004 to $244,000 for the three months ended June 30, 2005; much of this increase is due to an increase in personnel placement fees and data processing expenses. The increase in data processing expenses is a result of the growth in the branch network as well as to increases due to ongoing maintenance charges for the implementation of new products and services. Professional services increased $17,000 or 15.3% from $111,000 for the three months ended June 30, 2004 to $128,000 for the three months ended June 30, 2005; this increase is due primarily to increases in accruals for consulting services of $22,000 related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 partially offset by decreases in other professional services.

For the six months ended June 30, 2005, noninterest expenses increased $1.1 million or 18.1% to $7.0 million from $5.9 million for the same period last year for similar reasons cited above. Salaries and benefits increased $595,000 or 16.2% and occupancy and equipment expense, net increased $225,000 or 29.6%. Data processing and other outside services and professional services increased $83,000 or 20.1% and $52,000 or 24.7%, respectively; other noninterest expenses increased $138,000 or 25.2%. Due to a decrease in mortgage refinance transactions, loan origination and processing expenses decreased $26,000 or 19.8%.

Income Taxes

Bancorp recorded income tax expense of $239,000 for the quarter ended June 30, 2005 as compared to $162,000 for the quarter ended June 30, 2004. For the six months ended June 30, 2005, income tax expense was $434,000 as compared to $301,000 for the same period last year. The effective tax rates for the quarters ended June 30, 2005 and June 30, 2004 were 40.5% and 40.4%, respectively; the effective tax rates for the six months ended June 30, 2005 and June 30, 2004 were 40.5% and 40.9%, respectively. These changes are related primarily to the change in pre-tax income and the exclusion for state tax purposes of certain holding company expenses.

LIQUIDITY

Bancorp's liquidity ratio was 25.3% and 33.6% at June 30, 2005 and 2004, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at June 30, 2005 and December 31, 2004 respectively:

	June 30, 2005	December 31, 2004
Total Risk-based Capital	10.49%	10.70%
Tier 1 Risk-based Capital	8.86%	9.04%
Leverage Capital	6.44%	6.79%

The following table illustrates the Bank’s regulatory capital ratios at June 30, 2005 and December 31, 2004 respectively:

	June 30, 2005	December 31, 2004
Total Risk-based Capital	10.33%	10.50%
Tier 1 Risk-based Capital	9.08%	9.29%
Leverage Capital	6.60%	6.98%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be “well capitalized” at June 30, 2005 under applicable regulations. To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Management continuously assesses the adequacy of the Bank’s capital to ensure that the Bank remains a “well capitalized” institution. Management’s strategic and capital plans contemplate various options to raise additional capital to support the planned growth of the Bank.

On April 25, 2005, Bancorp filed a registration statement with the Securities and Exchange Commission on Form SB-2, pursuant to which it proposes to raise up to an additional $12 million of capital by sales of common stock to shareholders and two stand-by purchasers who have committed to purchase up to $9.0 million of the shares offered in the “2005 Rights Offering”. Amendments to the registration statement were subsequently filed on

June 21, 2005, July 5, 2005 and August 1, 2005. The registration statement was declared effective on August 2, 2005 by the SEC, and the offering began August 4, 2005 and will continue until September 9, 2005. The net proceeds will allow the Bank to both remain “well capitalized” and continue its growth, historically accomplished through de novo bank branches. Although not anticipated at this time, if the offering is not completed successfully in the third quarter of 2005, Bancorp’s ability to continue its growth plan would be significantly impaired and/or delayed.

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

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial services companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effects of Bancorp's opening of branches, (8) the effect of any decision by Bancorp to engage in any new business activities and (9) the ability of Bancorp to timely and successfully complete the 2005 Rights Offering. Other such factors may be described in Bancorp's future filings with the SEC.

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 2.	Changes in Equity Securities and Use of Proceeds

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders (the “Annual Meeting”) of Patriot National Bancorp, Inc was held on June 15, 2005.

(b)	Not applicable pursuant to Instruction 3 to Item 4 of Part II of Form 10-QSB.

(c)	The following is a brief description of the matters voted upon at the Annual Meeting and the number of votes cast for, against or withheld as well as the number of abstentions to each such matter:

(i)	The election of nine directors for the ensuing year:

		Withheld
		Authority to
	For	Vote For

Angelo De Caro	2,200,620	13,300
John J. Ferguson	2,200,620	13,300
Brian A. Fitzgerald	2,200,620	13,300
John A. Geoghegan	2,181,489	32,431
L. Morris Glucksman	2,181,343	32,577
Charles F. Howell	2,200,620	13,300
Michael Intrieri	2,180,133	33,787
Robert F. O’Connell	2,200,474	13,446
Philip W. Wolford	2,200,274	13,646

(ii)	The consideration of a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for Bancorp for the year ending December 31, 2005.

	For	Against	Abstain
	2,189,174	21,546	3,200

(d)	Not applicable.

Item 6.	Exhibits

No.	Description

3(i)	Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)(A)
Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

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

10(a)(4)
Change of Control Agreement, dated as of May 1, 2001 between Martin G. Noble and Patriot National Bank (incorporated by reference to Exhibit 10(a)(4) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)) .

10(a)(5)
Employment Agreement dated as of November 3, 2003 among Patriot National Bank, Bancorp and Robert F. O’Connell (incorporated by reference to Exhibit 10(a)(5) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

No.	Description

10(a)(6)
Change of Control Agreement, dated as of November 3, 2003 between Robert F. O’Connell and Patriot National Bank (incorporated by reference to Exhibit 10(a)(6) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

10(a)(8)
Employment Agreement dated as of January 1, 2005 between Patriot National Bank and Marcus Zavattaro (incorporated by reference to Exhibit 10(a)(8) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

10(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

10(a)(9)
License agreement dated July 1, 2003 between Patriot National Bank and L. Morris Glucksman (incorporated by reference to Exhibit 10(a)(9) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

10(a)(10)
Employment Agreement dated as of October 23, 2003 among the Bank, Bancorp and Charles F. Howell (incorporated by reference to Exhibit 10(a)(10) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

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
August 10, 2005