Form 10QSB
period 2005-09-30
PATRIOT NATIONAL BANCORP INC
filed 2005-11-14
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes   No    X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 3,230,649 shares issued and outstanding as of the close of business October 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes   No X

Table of Contents

Part I		Page
Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis or
	Plan of Operation	15

Item 3.	Controls and Procedures	26

Part II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	28

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$10,172,850	$6,670,409
Federal funds sold	7,800,000	37,500,000
Short term investments	1,083,631	11,460,057
Cash and cash equivalents	19,056,481	55,630,466

Available for sale securities (at fair value)	85,153,142	76,269,475
Federal Reserve Bank stock	693,200	692,600
Federal Home Loan Bank stock	1,296,700	1,296,700
Loans receivable (net of allowance for loan losses: 2005 $4,191,525;
2004 $3,481,525)	340,989,746	263,874,820
Accrued interest receivable	2,241,622	1,758,339
Premises and equipment	2,440,085	2,132,633
Deferred tax asset, net	1,959,865	1,677,042
Goodwill	930,091	930,091
Other assets	835,857	784,789
Total assets	$455,596,789	$405,046,955
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$44,855,669	$42,584,120
Interest bearing deposits	364,912,600	324,421,205
Total deposits	409,768,269	367,005,325
Federal Home Loan Bank borrowings	4,000,000	8,000,000
Subordinated debt	8,248,000	8,248,000
Accrued expenses and other liabilities	2,336,749	2,037,196
Total liabilities	424,353,018	385,290,521
Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued
Common stock, $2 par value: 30,000,000 shares authorized; shares
issued and outstanding: 2005 - 3,229,274; 2004 - 2,486,391	6,458,548	4,972,782
Additional paid-in capital	21,690,078	11,830,173
Retained earnings	3,949,830	3,346,718
Accumulated other comprehensive loss - net unrealized
loss on available for sale securities, net of taxes	(854,685)	(393,239)
Total shareholders' equity	31,243,771	19,756,434
Total liabilities and shareholders' equity	$455,596,789	$405,046,955

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and Dividend Income
Interest and fees on loans	$5,536,477	$4,107,029	$15,128,669	$11,236,459
Interest and dividends on
investment securities	814,647	707,740	2,483,631	2,156,205
Interest on federal funds sold	88,134	40,335	230,460	81,145
Total interest and dividend income	6,439,258	4,855,104	17,842,760	13,473,809
Interest Expense
Interest on deposits	2,514,851	1,564,253	6,543,197	4,400,680
Interest on Federal Home Loan Bank
borrowings	80,024	96,192	303,485	298,891
Interest on subordinated debt	136,924	98,225	380,267	274,127
Interest on other borrowings	1,312	2,786	1,312	41,353
Total interest expense	2,733,111	1,761,456	7,228,261	5,015,051
Net interest income	3,706,147	3,093,648	10,614,499	8,458,758
Provision for Loan Losses	350,000	235,000	710,000	455,000
Net interest income after
provision for loan losses	3,356,147	2,858,648	9,904,499	8,003,758
Noninterest Income
Mortgage brokerage referral fees	673,029	383,114	1,648,487	1,396,544
Loan processing fees	125,635	95,900	308,978	336,984
Fees and service charges	143,793	114,531	428,195	329,253
Other income	43,125	22,577	131,818	80,684
Total noninterest income	985,582	616,122	2,517,478	2,143,465
Noninterest Expenses
Salaries and benefits	2,393,739	1,850,932	6,652,635	5,514,710
Occupancy and equipment expenses, net	538,645	473,821	1,523,961	1,233,961
Data processing and other outside services	333,024	201,337	817,291	602,398
Professional services	120,170	87,569	383,461	298,670
Advertising and promotional expenses	112,459	69,273	336,206	288,648
Loan administration and processing expenses	47,839	53,746	153,511	185,501
Other noninterest expenses	324,142	319,101	1,010,924	867,719
Total noninterest expenses	3,870,018	3,055,779	10,877,989	8,991,607
Income before income taxes	471,711	418,991	1,543,988	1,155,616
Provision for Income Taxes	191,000	169,000	625,000	470,000
Net income	$280,711	$249,991	$918,988	$685,616
Basic income per share	$0.11	$0.10	$0.37	$0.28
Diluted income per share	$0.11	$0.10	$0.36	$0.27
Dividends per share	$0.040	$0.035	$0.115	$0.100

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$280,711	$249,991	$918,988	$685,616

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising
During the period, net of taxes	(284,657)	487,484	(461,446)	(62,263)

Comprehensive (loss) income	$(3,946)	$737,475	$457,542	$623,353

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Cash Flows from Operating Activities
Net income	$918,988	$685,616
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	298,196	405,428
Provision for loan losses	710,000	455,000
Depreciation and amortization	441,327	406,093
(Gain) loss on disposal of premises and equipment	(12)	3,804
Changes in assets and liabilities:
(Decrease) increase in deferred loan fees	(86,946)	341,718
Increase in accrued interest receivable	(483,283)	(211,182)
Increase in other assets	(51,068)	(16,321)
Increase (decrease) in accrued expenses and other liabilities	257,407	(543,399)
Net cash provided by operating activities	2,004,609	1,526,757
Cash Flows from Investing Activities
Purchases of available for sale securities	(28,208,360)	(16,020,313)
Principal repayments on available for sale securities	16,282,227	18,501,889
Proceeds from maturities of available for sale securities	2,000,000	5,000,000
Purchase of Federal Home Loan Bank Stock	-	(219,400)
Purchase of Federal Reserve Bank Stock	(600)	(1,450)
Net increase in loans	(77,737,980)	(40,428,906)
Purchases of premises and equipment	(748,767)	(974,851)
Net cash used in investing activities	(88,413,480)	(34,143,031)
Cash Flows from Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(5,742,167)	11,756,337
Net increase in time certificates of deposits	48,505,111	29,263,523
Proceeds from FHLB borrowings	36,001,000	17,000,000
Principal repayments of FHLB borrowings	(40,001,000)	(26,000,000)
Decrease in securities sold under agreements to repurchase	-	(5,700,000)
Decrease in other borrowings	-	(178,941)
Dividends paid on common stock	(273,729)	(230,431)
Proceeds from issuance of common stock	11,345,671	466,704
Net cash provided by financing activities	49,834,886	26,377,192
Net decrease in cash and cash equivalents	(36,573,985)	(6,239,082)

Cash and cash equivalents
Beginning	55,630,466	29,454,671
Ending	$19,056,481	$23,215,589

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$7,241,149	$5,032,840
Income Taxes	$780,921	$600,120

Supplemental disclosure of noncash investing and financing activities:

Unrealized holding loss on available for sale
securities arising during the period	$(744,270)	$(100,425)

Accrued dividends declared on common stock	$129,171	$86,919

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for the remaining quarter of 2005.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on net income.

Note 2. Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	September 30,	December 31,
	2005	2004
U. S. Government Agency and
sponsored agency obligations	$16,553,112	$14,823,295
Mortgage-backed securities	61,600,030	52,446,180
Money market preferred
equity securities	7,000,000	9,000,000
Total Available for sale securities	$85,153,142	$76,269,475

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale securities at September 30, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agency and
sponsored agency obligations	$16,999,000	$-	$(445,888)	$16,553,112
Mortgage-backed securities	62,532,667	45,753	(978,390)	61,600,030
Money market preferred
equity securities	7,000,000	-	-	7,000,000
	$86,531,667	$45,753	$(1,424,278)	$85,153,142

At September 30, 2005, gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $45,753 and $1,424,278, respectively. Of the securities with unrealized losses, there are five U. S. Government agency or sponsored agency obligations and 16 mortgage-backed securities that have unrealized losses for a period in excess of twelve months with a combined current unrealized loss of $1,056,327. Management does not believe that any of the unrealized losses are other than temporary since they are the result of changes in the interest rate environment and they relate to debt and mortgage-backed securities issued by U. S. Government and U.S. Government sponsored agencies. Bancorp has the ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

Note 3. Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	September 30,	December 31,
	2005	2004
Real Estate
Commercial	$133,274,206	$106,771,441
Residential	75,649,591	36,965,661
Construction	88,168,915	74,598,919
Commercial	14,523,883	17,562,523
Consumer installment	1,069,242	1,386,709
Consumer home equity	33,141,407	30,874,894
Total Loans	345,827,244	268,160,147
Premiums on purchased loans	384,637	313,754
Net deferred fees	(1,030,610)	(1,117,556)
Allowance for loan losses	(4,191,525)	(3,481,525)
Total Loans	$340,989,746	$263,874,820

Note 4. Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	September 30,	December 31,
	2005	2004

Noninterest bearing	$44,855,669	$42,584,120

Interest bearing
NOW	28,680,917	26,814,653
Savings	21,180,401	22,104,121
Money market	63,494,403	72,450,663
Time certificates, less than $100,000	161,364,347	131,764,662
Time certificates, $100,000 or more	90,192,532	71,287,106
Total interest bearing	364,912,600	324,421,205
Total Deposits	$409,768,269	$367,005,325

Note 5. Borrowings

In addition to the outstanding borrowings disclosed on the consolidated balance sheet, the Bank has the ability to borrow approximately $91.5 million in additional advances from the Federal Home Loan Bank of Boston which includes a $2.0 million overnight line of credit. The Bank also has arranged a $3.0 million overnight line of credit from a correspondent bank and $10.0 million under a repurchase agreement; no amounts were outstanding under these two arrangements at September 30, 2005.

Note 6. Income per share

Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three and nine months ended September 30, 2005 and 2004.

Quarter ended September 30, 2005

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$280,711	2,573,139	$0.11
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	34,033	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$280,711	2,607,172	$0.11

Quarter ended September 30, 2004

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$249,991	2,469,562	$0.10
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	31,658	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$249,991	2,501,220	$0.10

Nine months ended September 30, 2005

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$918,988	2,516,856	$0.37
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	43,935	(0.01)
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$918,988	2,560,791	$0.36

Nine months ended September 30, 2004

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$685,616	2,437,353	$0.28
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	57,971	(0.01)
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$685,616	2,495,324	$0.27

Note 7. Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Unrealized holding loss
arising during the period	$(459,125)	$174,468	$(284,657)	$(744,270)	$282,824	$(461,446)

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding loss on
available for sale securities,
net of taxes	$(459,125)	$174,468	$(284,657)	$(744,270)	$282,824	$(461,446)

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount

Unrealized holding gain (loss)
arising during the period	$786,265	$(298,781)	$487,484	$(100,425)	$38,162	$(62,263)

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding gain (loss)
on available for sale securities,
net of taxes	$786,265	$(298,781)	$487,484	$(100,425)	$38,162	$(62,263)

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

Information about reportable segments and a reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

Quarter ended September 30, 2005
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$3,706	$-	$3,706
Noninterest income	56	930	986
Noninterest expense	2,950	920	3,870
Provision for loan losses	350	-	350
Income before taxes	462	10	472
Assets at period end	454,533	1,064	455,597

Quarter ended September 30, 2004
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$3,094	$-	$3,094
Noninterest income	166	450	616
Noninterest expense	2,540	516	3,056
Provision for loan losses	235	-	235
Income (loss) before taxes	485	(66)	419
Assets at period end	367,823	1,103	368,926

Nine months ended September 30, 2005
		Mortagage	Consolidated
	Bank	Broker	Totals

Net interest income	$10,615	$-	$10,615
Noninterest income	374	2,143	2,517
Noninterest expense	8,652	2,226	10,878
Provision for loan losses	710	-	710
Income (loss) before taxes	1,627	(84)	1,543
Assets at period end	454,533	1,064	455,597

Nine months ended September 30, 2004
		Mortagage	Consolidated
	Bank	Broker	Totals

Net interest income	$8,459	$-	$8,459
Noninterest income	494	1,649	2,143
Noninterest expense	7,201	1,790	8,991
Provision for loan losses	455	-	455
Income (loss) before taxes	1,297	(141)	1,156
Assets at period end	367,823	1,103	368,926

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2005:

Commitments to extend credit:
Future loan commitments	$39,891,311
Unused lines of credit	39,309,660
Undisbursed construction loans	36,680,115
Financial standby letters of credit	216,000
$116,097,086

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on Bancorp’s consolidated balance sheet at the fair value at inception. No liability related to guarantees was required to be recorded at September 30, 2005.

Item 2.    Management's Discussion and Analysis or Plan of Operation

(a)	Plan of Operation

Not applicable since Bancorp had revenues from operations in each of the last two fiscal years.

(b)	Management's Discussion and Analysis of
Financial Condition and Results of Operations

SUMMARY

Bancorp successfully completed a shareholder rights offering during September 2005 resulting in an increase in common stock of $12.0 million, $11.0 million, net of offering fees and expenses. Existing shareholders purchased $6.3 million or 368,687 shares; standby investors purchased $5.7 million or 337,196 shares.

Bancorp’s net income of $281,000 ($0.11 basic income per share and $0.11 diluted income per share) for the quarter ended September 30, 2005 represents an improvement of 12% or $31,000 when compared to net income of $250,000 ($0.10 basic income per share and $0.10 diluted income per share) for the quarter ended September 30, 2004. For the nine-month period ended September 30, 2005, net income of $919,000 ($0.37 basic income per share and $0.36 diluted income per share) represents an increase of $233,000 or 34% when compared to net income of $686,000 ($0.28 basic income per share and $0.27 diluted income per share) for the nine months ended September 30, 2004.

Total assets increased $50.6 million from $405.0 million at December 31, 2004 to $455.6 million at September 30, 2005. Cash and cash equivalents decreased $36.6 million to $19.0 million at September 30, 2005 as compared to $55.6 million at December 31, 2004. The available for sale securities portfolio increased $8.9 million to $85.2 million at September 30, 2005 from $76.3 million at December 31, 2004. The net loan portfolio increased $77.1 million from $263.9 million at December 31, 2004 to $341.0 million at September 30, 2005. Deposits increased $42.8 million to $409.8 million at September 30, 2005 from $367.0 million at December 31, 2004. Borrowings decreased $4 million from $16.2 million at December 31, 2004 to $12.2 million at September 30, 2005. Total shareholders’ equity increased $11.4 million to $31.2 million at September 30, 2005 from $19.8 million at December 31, 2004.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $50.6 million or 12% from $405.0 million at December 31, 2004 to $455.6 million at September 30, 2005. Cash and cash equivalents decreased $36.6 million or 66% to $19.0 million at September 30, 2005 as compared to $55.6 million at December 31, 2004. Cash and due from banks increased $3.5 million, while federal funds sold and short term investments decreased $29.7 million and $10.3 million, respectively. The decrease in cash and cash equivalents partially funded loan growth and purchases of available for sale securities.

Investments

Available for sale securities increased $8.9 million or 12% from $76.3 million at December 31, 2004 to $85.2 million at September 30, 2005. During the months of January 2005 and August 2005, excess liquidity of $19.2 million and $9.0 million, respectively was redeployed from federal funds sold and short term investments into the purchase of mortgage-backed securities and government sponsored agency obligations. The $8.9 million increase represents the excess of security purchases over mortgage-backed security principal repayments, the redemption of a money market preferred equity security and the increase in the unrealized losses in the available for sale securities portfolio.

Loans

Bancorp’s net loan portfolio increased $77.1 million or 29% from $263.9 million at December 31, 2004 to $341.0 million at September 30, 2005. The significant increases include residential real estate loans of $38.7 million or 105%, commercial real estate loans of $26.5 million or 25%, and construction loans of $13.6 million or 18%. The increase in residential real estate loans includes $16.9 million in purchased adjustable rate residential mortgages. The growth in loans originated by the Bank reflects the continued strong real estate market in the Fairfield County, Connecticut and Westchester County, New York areas in which the Bank primarily conducts business and which continues to contribute to the overall growth in the loan portfolio. Although short term interest rates have increased, the interest rate environment for borrowers remained favorable in the first nine months of 2005.

At September 30, 2005, the net loan to deposit ratio was 83% and the net loan to total assets ratio was 75%. At December 31, 2004, the net loan to deposit ratio was 72% and the net loan to total assets ratio was 65%. Based on loan applications in process and the recent hiring of additional loan officers, management anticipates continued loan growth during the remainder of 2005.

Critical Accounting Policies

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. A material estimate that is particularly susceptible to significant near-term change relates to the determination of the allowance for loan losses. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses Bancorp’s only critical accounting policy, which is the policy that is most important to the presentation of Bancorp’s financial results. This policy requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. A risk rating system is utilized to measure the adequacy of the general component of the allowance for loan losses. Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of “one” being the least risk and a rating of “nine” reflecting the most risk or a complete loss. Risk ratings are assigned by the originating loan officer or loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of “six” or above are monitored more closely by the credit administration officers. The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Loan quality control is continually monitored by management subject to oversight by the board of directors through its members who serve on the loan committee. It is also reviewed by the full board of directors on a monthly basis. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $4.2 million at September 30, 2005, which represents 1.2% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2004, the allowance for loan losses was $3.5 million or 1.3% of gross loans outstanding.

Analysis of Allowance for Loan Losses

	September 30,
(Thousands of dollars)	2005	2004
Balance at beginning of period	$3,481	$2,935
Charge-offs	-	(8)
Recoveries	-	-
Net (charge-offs) recoveries	-	(8)
Provision charged to operations	710	455
Balance at end of period	$4,191	$3,382
Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period.	(0.00%)	(0.00%)

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	September 30,	December 31,
(Thousands of dollars)	2005	2004
Loans delinquent over 90
days still accruing	$1,831	$373
Non-accruing loans	1,991	3,669
Total	$3,822	$4,042
% of Total Loans	1.11%	1.51%
% of Total Assets	0.84%	1.00%

Potential Problem Loans

The $2.0 million in non-accruing loans at September 30, 2005 is comprised of two loans that are well collateralized and in the process of collection; one loan in the amount of $852,000 is current as to contractually due principal and interest payments. The $1.8 million in loans delinquent over 90 days and still accruing include two matured construction loans totaling $1.5 million; subsequent to September 30, 2005 one loan was renewed and a renewal on the second loan is in process.

At September 30, 2005, Bancorp had no loans, other than those disclosed in the table above, for which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits increased $42.8 million or 12% from $367.0 million at December 31, 2004 to $409.8 million at September 30, 2005. Noninterest bearing deposits increased $2.3 million; an increase in commercial demand accounts of $5.9 million was partially offset by decreases in personal checking and cashiers’ checks of $2.3 million and $1.1 million, respectively. Interest bearing deposits increased $40.5 million or 12% from $324.4 million at December 31, 2004 to $364.9 million at September 30, 2005. Money market deposit and savings accounts decreased $8.9 million and $0.9 million, respectively, while certificates of deposit and NOW accounts increased $48.5 million and $1.9 million, respectively. The growth in certificates of deposit is due primarily to the certificate of deposit promotion campaign offered in conjunction with the grand opening of the Southport Office; this campaign also prompted some money market account holders to transfer funds to certificates of deposit.

Borrowings

At September 30, 2005, total borrowings were $12.2 million; this represents a decrease of $4.0 million when compared to total borrowings of $16.2 million at December 31, 2004. As deposits increased, maturing Federal Home Loan Bank advances were paid with the excess liquidity.

Capital

Capital increased $11.4 million or 58% from $19.7 million at December 31, 2004 to $31.2 million at September 30, 2005. A successful rights offering and the exercise of stock options resulted in an increase in common stock of 742,883 shares resulting in net proceeds of $11.3 million. Year to date net income of $919,000 partially offset by a decrease in the market value of the available for sales security portfolio of $461,000 net of deferred taxes and the declaration of dividends of $316,000 resulted in a net increase in capital of $142,000.

Off-Balance Sheet Arrangements

There have been no significant changes in Bancorp’s off-balance sheet arrangements which primarily consist of commitments to lend, during the quarter and nine months ended September 30, 2005.

Results of Operations

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended September 30,
		2005			2004
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$321,931	$5,536	6.88%	$243,299	$4,107	6.76%
Federal funds sold and
other cash equivalents	17,199	142	3.30%	16,499	56	1.36%
Investments	86,832	761	3.51%	89,233	692	3.10%
Total interest
earning assets	425,962	6,439	6.05%	349,031	4,855	5.56%

Cash and due from banks	5,280			4,520
Premises and equipment, net	2,282			1,747
Allowance for loan losses	(3,954)			(3,213)
Other assets	5,783			5,169
Total Assets	$435,353			$357,254

Interest bearing liabilities:
Deposits	$350,262	$2,515	2.87%	$273,255	$1,564	2.29%
FHLB advances	8,783	80	3.64%	14,836	96	2.59%
Subordinated debt	8,248	137	6.64%	8,248	98	4.75%
Other borrowings	134	1	2.99%	197	3	6.09%
Total interest
bearing liabilities	367,427	2,733	2.98%	296,536	1,761	2.38%

Demand deposits	42,515			38,721
Accrued expenses and
other liabilities	3,652			2,482
Shareholders’equity	21,759			19,515
Total liabilities and equity	435,353			357,254

Net interest income		$3,706			$3,094
Interest margin			3.48%			3.55%
Interest spread			3.07%			3.18%

	Nine months ended September 30,
		2005			2004
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$302,134	$15,129	6.68%	$231,587	$11,237	6.47%
Federal funds sold and
other cash equivalents	18,717	383	2.73%	17,844	146	1.09%
Investments	89,051	2,331	3.49%	91,427	2,091	3.05%
Total interest
earning assets	409,902	17,843	5.80%	340,858	13,474	5.27%

Cash and due from banks	4,933			3,959
Premises and equipment, net	2,133			1,532
Allowance for loan losses	(3,767)			(3,112)
Other assets	5,594			4,985
Total Assets	$418,795			$348,222

Interest bearing liabilities:
Deposits	$332,728	$6,543	2.62%	$263,639	$4,401	2.23%
FHLB advances	11,634	304	3.48%	16,277	299	2.45%
Subordinated debt	8,248	380	6.14%	8,248	274	4.43%
Other borrowings	45	1	2.96%	3,255	41	1.68%
Total interest
bearing liabilities	352,655	7,228	2.73%	291,419	5,015	2.29%

Demand deposits	42,286			35,065
Accrued expenses and
other liabilities	3,207			2,370
Shareholders’equity	20,647			19,368
Total liabilities and equity	418,795			348,222

Net interest income		$10,615			$8,459
Interest margin			3.45%			3.31%
Interest spread			3.07%			2.98%

The following rate volume analysis reflects the changes in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to volume includes changes in interest attributable to mix.

	Three months ended September 30,			Nine Months Ended September 30,
	2005 vs. 2004 Fluctuations in Interest Interest/Expense Due to Change in:			2005 vs. 2004 Fluctuations in Interest Interest/Expense Due to Change in:

	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest earning assets:
Loans	1,355	74	1,429	3,512	380	3,892
Federal funds sold and
other cash equivalents	3	83	86	8	229	237
Investments	(37)	106	69	(58)	298	240
Total interest
earning assets	1,321	263	1,584	3,462	907	4,369

Interest bearing liabilities:
Deposits	500	451	951	1,275	867	2,142
FHLB advances	(149)	133	(16)	(94)	99	5
Subordinated debt	-	39	39	-	106	106
Other borrowings	(1)	(1)	(2)	(38)	(2)	(40)
Total interest
bearing liabilities	350	622	972	1,143	1,070	2,213

Net interest income	971	(359)	612	2,319	(163)	2,156

Bancorp’s interest and dividend income increased $1.5 million or 33% for the quarter ended September 30, 2005 as compared to the same period in 2004. Interest and fees on loans increased 35% or $1.4 million from $4.1 million for the quarter ended September 30, 2004 to $5.5 million for the quarter ended September 30, 2005. These increases are primarily the result of the increase in the loan portfolio combined with increases in interest rates. For the nine months ended September 30, 2005, interest and dividend income was $17.8 million which represents an increase of $4.4 million or 32% as compared to interest and dividend income of $13.4 million for the same period last year. This increase is due to the reasons cited earlier.

Bancorp’s interest expense increased 55% or $972,000 to $2.7 million for the quarter ended September 30, 2005 as compared to $1.8 million for the same period in 2004. Increases in balances and the rates paid on interest bearing deposit accounts resulted in an increase of 61% or $951,000 in interest expense for the quarter ended September 30, 2005 compared to the same period last year. Increases in the index to which the subordinated debt is tied resulted in an increase in interest expense of $39,000. For the nine months ended September 30, 2005 total interest expense increased $2.2 million or 44% to $7.2 million from

$5.0 million for the nine months September 30, 2004. These increases in interest expense are due to the reasons cited earlier.

As a result of these factors, net interest income increased $612,000 or 20% to $3.7 million for the three months ended September 30, 2005 as compared to $3.1 million for the same period last year; net interest income increased $2.1 million or 25% to $10.6 million for the nine months ended September 30, 2005 as compared to $8.5 million for the nine months ended September 30, 2004.

Provision for loan losses

The provision for loan losses charged to operations for the quarter ended September 30, 2005 of $350,000 represents an increase of $115,000 or 49% as compared to same period last year. For the nine months ended September 30, 2005 the provision for loan losses of $710,000 represents an increase of $255,000 or 56% as compared to the nine months ended September 30, 2004. These increases are due to loan growth and the credit risk factors assigned to the loan portfolio and not to any adverse changes in the credit quality of the loan portfolio or in non-performing loans.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Noninterest income

Noninterest income increased $369,000 or 60% to $986,000 for the quarter ended September 30, 2005 as compared to the same period last year. Mortgage brokerage and referral fees and loan processing fees increased $290,000 and $30,000, respectively; these increases are due to increases in loan originator staff, loan volume and average transaction size. Increases in deposit accounts and transaction volumes resulted in an increase in fees and service charges of $29,000 or 26% from $115,000 for the quarter ended September 30, 2004 to $144,000 for the quarter ended September 30, 2005.

For the nine months ended September 30, 2005, noninterest income of $2.5 million increased $374,000 or 17% as compared to $2.1 million for the nine months ended September 30, 2005. These changes are due to reasons discussed earlier.

Noninterest expenses

Noninterest expenses increased 27% or $814,000 to $3.9 million for the quarter ended September 30, 2005 from $3.1 million for the quarter ended September 30, 2004. Salaries and benefits expense increased 29%, or $543,000 to $2.4 million for the quarter ended September 30, 2005 from $1.9 million for the quarter ended September 30, 2004. This increase is due primarily to staff additions associated with two additional branch locations at September 30, 2005 as compared to last year, as well as increases in loan and deposit production sales and incentive compensation and an enhanced compensation plan designed to attract additional talented and experienced residential mortgage loan originators. Occupancy and equipment expense, net, increased $65,000 or 14% to $539,000 for the quarter ended September 30, 2005 from $474,000 for the quarter ended September 30, 2004 due primarily to the establishment during the fourth quarter of 2004 of an additional branch location and the opening of the Southport Office at the end of the second quarter of 2005. Data processing and other outside services increased $132,000 or 65% from $201,000 for the three months ended September 30, 2004 to $333,000 for the three months ended September 30, 2005; much of this increase is due to an increase in personnel placement fees, data processing expenses and information technology consulting. The increase in data processing expenses is a result of the growth in the branch network as well as to increases due to ongoing maintenance charges for the implementation of new products and services. Professional services increased $33,000 or 37% from $88,000 for the three months ended September 30, 2004 to $120,000 for the three months ended September 30, 2005; this increase is due primarily to increases in accruals for consulting services related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

For the nine months ended September 30, 2005, noninterest expenses increased $1.9 million or 21% to $10.9 million from $9.0 million for the same period last year for similar reasons cited above. Salaries and benefits increased $1.1 million or 21% and occupancy and equipment expense, net, increased $290,000 or 24%. Data processing and other outside services and professional services increased $215,000 or 36% and $85,000 or 28%, respectively; other noninterest expenses increased $143,000 or 17%.

Income Taxes

Bancorp recorded income tax expense of $191,000 for the quarter ended September 30, 2005 as compared to $169,000 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, income tax expense was $625,000 as compared to $470,000 for the same period last year. The effective tax rates for the quarters ended September 30, 2005 and September 30, 2004 were 40.5% and 40.3%, respectively; the effective tax rates for the nine months ended September 30, 2005 and September 30, 2004 were 40.5% and 40.7%, respectively. These changes are related primarily to the change in pre-tax income and the exclusion for state tax purposes of certain holding company expenses.

LIQUIDITY

Bancorp's liquidity ratio was 23% and 29% at September 30, 2005 and 2004, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at September 30, 2005 and December 31, 2004 respectively:

	September 30, 2005	December 31, 2004
Total Risk-based Capital	13.40%	10.70%
Tier 1 Risk-based Capital	12.15%	9.04%
Leverage Capital	9.01%	6.79%

The following table illustrates the Bank’s regulatory capital ratios at September 30, 2005 and December 31, 2004 respectively:

	September 30, 2005	December 31, 2004
Total Risk-based Capital	13.19%	10.50%
Tier 1 Risk-based Capital	11.94%	9.29%
Leverage Capital	8.84%	6.98%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be “well capitalized” at September 30, 2005 under applicable regulations. To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Management continuously assesses the adequacy of the Bank’s capital to ensure that the Bank remains a “well capitalized” institution. Management’s strategic and capital plans contemplate various options to maintain the “well capitalized” classification.

The increase in capital ratios is due primarily to the rights offering which closed in September 2005.

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

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial services companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effects of Bancorp's opening of branches, (8) the effect of any decision by Bancorp to engage in any new business activities and (9) the ability of Bancorp to timely and successfully deploy the capital raised in the 2005 Rights Offering. Other such factors may be described in Bancorp's future filings with the SEC.

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 2.		Unregistered sales of Equity Securities and Use of Proceeds

(a)
During the three months ended September 30, 2005, Bancorp issued 34,000 shares of its Common Stock upon the exercise of certain options that were granted in connection with a stock option plan adopted by the Bank in 1999 under which non-qualified and incentive stock options were granted in 1999 to certain employee directors and directors. The weighted average exercise price of these options is $10.13. The obligations under these options were assumed by Bancorp at the time the Bank became a wholly owned subsidiary of Bancorp.

The total amount received by Bancorp for these shares was $345,105.84. No underwriter was used in connection with the sale of these 34,000 shares nor were any underwriting discounts or commissions paid. The shares are unregistered under the Securities Act of 1933, and were issued pursuant to the private offering exemption under Section 4 (2) of such Act.

	(b)	Not applicable

	(c)	Not applicable

	(d)	Not applicable

Item 6.	Exhibits
	No.	Description

	3(i)	Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)(A)
Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

	3(ii)	By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

No.	Description

4
Reference is made to the Rights Agreement dated April 19, 2004 by and between Patriot National Bancorp, Inc. and Registrar and Transfer Company filed as Exhibit 99.2 to Bancorp’s Report on Form 8-K filed on April 19, 2004, which is incorporated herein by reference.

10(a)(1)
2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit10(a)(1) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

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

No.	Description

10(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

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

November 11, 2005