Form 10KSB
period 2005-12-31
PATRIOT NATIONAL BANCORP INC
filed 2006-03-30
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - KSB

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Name of small business issuer in its charter)

Connecticut	06-1559137
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
900 Bedford Street
Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(203) 324-7500

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
Yes X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenue for its most recent fiscal year: $ 28,377,738

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2006 based on the last sale price as reported on the NASDAQ Small Cap Market: $ 51,106,227.

Number of shares of the registrant’s Common Stock, par value $2.00 per share, outstanding as of February 28, 2006: 3,230,649.

Documents Incorporated by Reference

Proxy Statement for 2006 Annual	Incorporated into Part III of this
Meeting of Shareholders. (A definitive	Form 10-KSB
proxy statement will be filed with the
Securities and Exchange Commission
within 120 days after the close of the
fiscal year covered by this Form 10-KSB.)

Transitional Small Business Disclosure Format (check one):

Yes	No X

Table of Contents

		Page

Part I

Item 1.	Description of Business	1

Item 2.	Description of Properties	8

Item 3.	Legal Proceedings	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Part II

Item 5.	Market for Common Equity, Related Shareholder Matters
	and Small Business Issuer Purchases of Equity Securities	8

Item 6.	Management’s Discussion and Analysis or
	Plan of Operation	11

Item 7.	Financial Statements	27

Item 8.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	27

Item 8A.	Controls and Procedures	27

Item 8B.	Other Information	28

Part III

Item 9.	Directors and Executive Officers of the Registrant	28

Item 10.	Executive Compensation	28

Item 11.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	28

Item 12.	Certain Relationships and Related Transactions	28

Item 13.	Exhibits, Lists and Reports on Form 8-K	29

Item 14.	Principal Accountant Fees and Services	31

PART I

Item 1.	Description of Business

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

The Bank was granted preliminary approval by the Comptroller of the Currency (the “OCC”) on March 5, 1993. It received its charter and com-menced operations as a national bank on August 31, 1994. Since then, the Bank has opened branch offices in Greenwich and Old Greenwich, Connecticut, two branch offices in Norwalk, Connecticut, a second Stamford location, two branch offices in Wilton, Connecticut, a branch office in Darien, Connecticut and a branch office in Southport, Connecticut. The Bank recently received regulatory approval to open three branch offices, two in Fairfield, Connecticut and one in Milford, Connecticut.

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

The Bank conducts business at its main office located at 900 Bedford Street, Stamford, Connecticut and at branch offices located at: 838 High Ridge Road, Stamford, Connecticut, 100 Mason Street, Greenwich, Connecticut, 184 Sound Beach Avenue, Old Greenwich, Connecticut, 16 River Street and 365 Westport Avenue in Norwalk, Connecticut, One Danbury Road and 5 River Road in Wilton, Connecticut, 800 Post Road in Darien, Connecticut and

3695 Post Road in Southport, Connecticut. The Bank also operates loan origination offices at: 1177 Summer Street, Stamford, Connecticut, 200 Broad Hollow Road, Melville, New York and 450 7th Avenue, New York, New York.

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

Residents and businesses in Stamford, Greenwich, Norwalk, Wilton, Darien and Southport, Connecticut provide the majority of the Bank’s deposits. The Bank has focused its attention on serving the segments of its market area historically served by community banks. The Bank competes in its market by providing a high level of personalized and responsive banking service for which the Bank believes there is a need. This area is bordered by New York State to the west, the Town of Ridgefield to the north, the Town of Bridgeport to the east, and the Long Island Sound to the south.
2

The Bank’s loan customers extend beyond Stamford, Greenwich, Norwalk, Wilton, Darien and Southport to include nearby towns in Fairfield County, Connecticut, and towns in Westchester County, New York, although the Bank’s loan business is not necessarily limited to these areas. The Bank’s mortgage brokerage business is concentrated primarily in the areas surrounding its loan origination offices. While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in the Fairfield County area, the Bank believes that the service, professional and related busi-nesses which have been attracted to this area, as well as the individuals that reside in this area, represent current and potential customers of the Bank.

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

The Bank’s employees perform most routine day-to-day banking transactions at the Bank. However, the Bank has entered into a number of arrangements with third parties for banking services such as correspondent banking, check clearing, data pro-cessing services, credit card processing and armored carrier service.

The cities of Stamford and Norwalk and the towns of Greenwich, Wilton, Darien, and Southport are presently served by approximately 182 branches of commercial banks and savings banks, most of which are offices of banks which have headquarters outside of the state or area or are subsidiaries of bank or financial holding companies whose headquarters are outside of the areas served by the Bank. In addition to banks with branches in the same areas as the Bank, there are numerous banks and financial institutions serving the communities surrounding these areas, which also draw customers from Stamford, Greenwich, Norwalk, Wilton, Darien and Southport, posing significant competition to the Bank for deposits and loans. Many of such banks and financial institutions are well established and well capitalized.

In recent years, intense market demands, economic pressures and significant legislative and regulatory actions have eroded banking industry classifications which were once clearly defined and have increased competition among banks, as well as other financial institutions. This increase in competition has caused banks and other financial service institutions to diversify their services and become more cost effective as a result of competition with one another and with new types of financial service companies, including non-bank competitors. The impact on Bancorp of federal legislation authorizing increased services by financial holding companies and interstate branching of banks has resulted in increased competition. These events have resulted in increasing homogeneity in the financial services offered by banks and other financial institutions. The impact on banks and other finan-cial institutions of these market dynamics and legislative and regulatory changes has been increased customer awareness of product and service dif-ferences among competitors and increased merger activity.

As a bank holding company, Bancorp’s operations are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Board (the “Federal Reserve
3

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
4

any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, (“Riegle-Neal Act”) was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent that such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limits contained in the Riegle-Neal Act. The Riegle-Neal Act also allows banks to establish branch offices in other than the bank’s home state if the target state has “opted in” to interstate branching. Connecticut has “opted in”; New York has not, so at the present time the bank cannot establish a branch (deposit taking and loan making facility) in New York State except through the purchase of an existing New York bank or branch of a New York bank.

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
5

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

In addition to other laws and regulations, Bancorp and the Bank are subject to the Community Reinvestment Act (“CRA”), which requires the Federal bank regulatory agencies, when considering certain applications involving Bancorp or the Bank, to consider Bancorp’s and the Bank’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and over unwarranted geographic differences in lending patterns. Existing banks have sought to comply with CRA in various ways; some banks have made use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements and small business loans. For example, this may include participation in various government insured lending programs, such as Federal Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value ratio conventional mortgage loans with private mortgage insurance. To date, the market area from which the Bank draws much of its business is Stamford, Greenwich, Norwalk, Wilton, Darien and Southport, which are characterized by a very diverse ethnic, economic and racial cross-section of the population. As the Bank expands further, the market areas served by the Bank will continue to evolve. Bancorp and the Bank have not and will not adopt any policies or practices, which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the communities served by the Bank.
6

On October 26, 2001, the United and Strengthening America by Providing Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was enacted to further strengthen domestic security following the September 11, 2001 attacks. This Act amends various federal banking laws, particularly the Bank Secrecy Act with the intent to curtail money laundering and other activities that might be undertaken to finance terrorist actions. The Act also requires that financial institutions in the United States enhance already established anti-money laundering policies, procedures and audit functions and ensure that controls are reasonably designed to detect instances of money laundering through certain correspondent or private banking accounts. Verification of customer identification, maintenance of said verification records and cross checking names of new customers against government lists of known or suspected terrorists is also required. The Patriot Act was recently reauthorized and modified with the enactment of The USA Patriot Act Improvement and Reauthorization Act of 2005.

On July 20, 2002, the Sarbanes-Oxley Act of 2002 was enacted, the primary purpose of which is to protect investors through improved corporate governance and responsibilities of and disclosures by public companies. The Act contains provisions for the limitations of services that external auditors may provide as well as requirements for the credentials of Audit Committee members. In addition, the principal executive and principal financial officers are required to certify in quarterly and annual reports that they have reviewed the report; and based on the officers’ knowledge, the reports accurately present the financial condition and results of operations of the company and contain no untrue statement or omission of material fact. The officers also certify their responsibility for establishing and maintaining a system of internal controls which insure that all material information is made known to the officers; this certification also includes the evaluation of the effectiveness of disclosure controls and procedures and their impact upon financial reporting. Section 404 of the Act entitled Management Assessment of Internal Controls, requires that each annual report include an internal control report which states that it is the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting, as well as an assessment by management of the effectiveness of the internal control structure and procedures for financial reporting. This section further requires that the external auditors attest to, and report on, the assessment made by management. On September 21, 2005, the SEC extended the Section 404 compliance dates for non-accelerated filers (those issuers with non-affiliated public float of less than $75 million) to fiscal years ending on or after July 15, 2007. Due to the burdens on smaller companies in designing and implementing compliance with this section, the SEC Advisory Committee on Smaller Public companies is considering recommendations for companies with market capitalization of less that $75 million that may exempt these companies from certain requirements of Section 404.

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
7

As of December 31, 2005, Bancorp had 97 full-time employees and seven part-time employees. None of the employees of Bancorp is covered by a collective bargaining agreement.

Item 2.	Description of Properties

Patriot National Bancorp Inc.’s corporate headquarters and main branch banking office is located at 900 Bedford Street in Stamford, Connecticut. The building is leased by the Bank as are its nine other branch banking offices, three approved branch locations scheduled to open in 2006, one of which is currently under renovation, and three loan origination offices. The Bank also leases space at its main office for additional parking. Lease commencement dates for office locations range from July 1, 2002 to January 1, 2006 and lease expiration dates fall between June 30, 2007 and December 31, 2015. Subsequent to December 31, 2005 the Bank entered into two leases for new branch locations with lease expiration dates during 2016 and 2021; definitive expiration dates are dependent upon the determination of lease commencement dates. Most of the leases contain rent escalation provisions as well as renewal options for one or more periods.

The Bank has sublet and licensed excess space in three of its locations, two to an attorney and one to a retail eyeglass store. See also, “Item 12. Certain Relationships and Related Transactions.”

All leased properties are in good condition.

Item 3.	Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matter was submitted to a vote of shareholders.

PART II

Item 5.	Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Bancorp Common Stock is traded on the NASDAQ Small Cap Market under the Symbol “PNBK.” On December 31, 2005, the last sale price for Bancorp Common Stock on NASDAQ Small Cap Market was $20.75.
8

The following table sets forth the high and low sales price and dividends per share of Bancorp Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Small Cap Market.

	2005			2004
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$18.38	$17.95	$0.035	$16.25	$12.49	$0.030
June 30	19.96	18.07	0.040	15.25	14.03	0.035
September 30	19.37	18.49	0.040	14.99	13.51	0.035
December 31	21.25	19.06	0.040	18.60	14.01	0.035

Holders

There were approximately 708 shareholders of record of Bancorp Common Stock as of December 31, 2005.

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

Recent Sales of Unregistered Securities

On October 26, 2005, the Company issued 1,375 shares of its common stock to its six outside directors. Pursuant to a new policy adopted by the Board in February 2005, outside directors serving on the board receive an annual award of the Company’s common stock valued at $5,000; the award is prorated for directors who have served less than a full year. Normally these shares would be issued and priced at the time of the annual meeting of shareholders; however, in 2005, the Company was actively involved in its rights offering preparation at the time of the annual meeting, and deferred issuance of the director stock until after that offering had been priced and completed. The shares have not been registered under the Securities Act of 1933 and therefore were issued in a private placement transaction exempt from registration under Section 4(2) of the Securities Act. For purposes of this transaction, the Company shares were valued at approximately $19.118 per share, or a total value of $26,250.
9

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

During the fourth quarter of 2005 there were no such purchases of Bancorp Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information as of December 31, 2005 for equity compensation plans maintained by Bancorp.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	73,000	$10.13	-
Equity compensation plans not approved by security holders	-	-	-
Total	73,000	$10.13	-

10

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Patriot National Bancorp, Inc
Financial Highlights

	2005	2004	2003	2002	2001

Operating Data

Interest and dividend income	$25,148,701	$18,678,251	$15,214,702	$12,604,718	$13,722,943
Interest expense	10,269,625	7,008,508	5,588,255	4,764,693	6,866,960
Net interest income	14,879,076	11,669,743	9,626,447	7,840,025	6,855,983
Provision for loan losses	1,110,000	556,000	563,000	468,000	250,000
Noninterest income	3,229,037	2,702,204	4,813,740	4,113,820	3,509,955
Noninterest expense	14,634,487	12,256,550	11,659,467	9,812,838	8,675,551
Net income	1,406,626	926,397	1,340,720	1,052,007	876,387

Basic income per share	0.52	0.38	0.56	0.44	0.37
Diluted income per share	0.51	0.37	0.55	0.43	0.36
Dividends per share	0.155	0.135	0.115	0.095	0.060

Balance Sheet Data

Cash and due from banks	7,220,557	6,670,409	4,023,732	5,385,757	7,544,242
Federal funds sold	6,500,000	37,500,000	15,000,000	3,000,000	12,700,000
Short term investments	2,247,028	11,460,057	10,430,939	3,348,968	6,788,569
Investment securities	80,991,068	78,258,775	92,330,533	61,720,716	35,816,880
Loans, net	364,243,777	263,874,820	214,420,528	170,794,939	135,680,036
Total assets	470,641,162	405,046,955	342,469,049	248,496,753	202,569,457
Total deposits	419,075,288	367,005,325	289,992,182	217,911,260	183,263,939
Total borrowings	17,248,000	16,248,000	31,301,385	10,292,675	839,280
Total shareholders’ equity	31,374,615	19,756,434	18,779,913	18,544,955	17,406,016

(a)	Plan of Operation

Not applicable since Bancorp has had revenues from operations in each of the last two fiscal years.
11

(b)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

Bancorp’s subsidiary, Patriot National Bank established its tenth branch banking office in June of 2005. In addition, Bancorp successfully completed a shareholder rights offering during September 2005 resulting in an increase in common stock of $12.0 million, $11.0 million, net of offering fees and expenses. Eligible shareholders purchased $6.3 million or 368,687 shares; standby investors purchased $5.7 million or 337,196 shares.

Bancorp reported earnings of $1,407,000 ($0.52 basic income per share and $0.51 diluted income per share) for 2005 compared to $926,000 ($0.38 basic income per share and $0.37 diluted income per share) for 2004. Total assets ended the year at a new record high of $470.6 million, an increase of $65.6 million from December 31, 2004.

Net interest income for the year ended December 31, 2005 increased $3.2 million or 28% to $14.9 million as compared to $11.7 million for the year ended December 31, 2004.

Total assets increased by 16% during the year as total loans increased from $263.9 million at December 31, 2004 to $364.2 million at December 31, 2005. The available for sale securities portfolio increased $2.4 million or 3% to $78.7 million from $76.3 million at December 31, 2004. Loan growth was funded through deposit growth and a reduction in federal funds sold and short term investments. Deposits increased $52.1 million to $419.1 million at December 31, 2005; interest bearing deposits increased $45.9 million, or 14%, and non-interest bearing deposits increased $6.2 million or 15%. Shareholders’ equity increased $11.6 million; this increase is the result of the stock offering, the exercise of certain stock options and the increase in retained earnings from net income, net of dividend payments. The increase in shareholder’s equity is partially offset by the increase in accumulated other comprehensive loss due to unrealized losses on the available for sale securities portfolio.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $65.6 million or 16% from $405.0 million at December 31, 2004 to $470.6 million at December 31, 2005. The growth in total assets was funded primarily by deposit growth of $52.1 million and $11.0 million in capital raised through the rights offering. Federal funds sold and short term investments decreased $31.0 million and $9.2 million, respectively; these decreases were used to fund loan growth.
12

Investments

The following table is a summary of Bancorp’s investment portfolio at December 31 for the years shown.

	2005	2004	2003
U. S. Government Agency and
Sponsored Agency Obligations	$16,476,684	$14,823,295	$11,865,618
Mortgage-backed securities	56,195,384	52,446,180	66,696,465
Marketable equity securities	6,000,000	9,000,000	12,000,000
Federal Reserve Bank stock	1,022,300	692,600	691,150
Federal Home Loan Bank stock	1,296,700	1,296,700	1,077,300
Total Investments	$80,991,068	$78,258,775	$92,330,533

Total investments increased $2.7 million to $81.0 million; purchases of U.S. Government Agency and Sponsored Agency obligations and mortgage-backed securities were partially offset by principal payments on mortgage-backed securities and redeemed money market preferred equity instruments.

The following table presents the maturity distribution of available for sale investment securities at December 31, 2005 and the weighted average yield of such securities. The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security.

		Over one	Over five				Weighted
	One year	through	through	Over ten			Average
	or less	five years	ten years	years	No maturity	Total	Yield

U. S. Government Agency and
Sponsored Agency obligations	$-	$16,999,341	$-	$-	$-	$16,999,341	3.59%
Mortgage-backed securities	-	-	-	-	57,453,614	57,453,614	4.33%
Money market preferred
equity securities	-	-	-	-	6,000,000	6,000,000	3.44%
Total	$-	$16,999,341	$-	$-	$63,453,614	$80,452,955	4.11%
Weighted average yield	-%	3.59%	-%	-%	4.25%	4.11%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2005:
	Amortized	Fair
	Cost	Value
Available for sale securities:
U.S. Government Agency and Sponsored
Agency Obligations	$16,999,341	$16,476,684
U.S. Government Agency mortgage-backed securities	57,453,614	56,195,384

13

Loans

The following table is a summary of Bancorp’s loan portfolio at December 31 for the years shown.

	2005	2004	2003
Real Estate
Commercial	$129,178,889	$106,771,441	$96,339,220
Residential	77,391,833	36,965,661	21,772,759
Construction	107,232,587	74,598,919	57,122,445
Commercial	15,591,818	17,562,523	15,532,902
Consumer installment	1,106,648	1,386,709	1,861,924
Consumer home equity	39,097,450	30,874,894	25,607,775
Total Loans	369,599,225	268,160,147	218,237,025
Premiums	367,491	313,754	-
Net deferred fees	(1,134,604)	(1,117,556)	(881,822)
Allowance for loan losses	(4,588,335)	(3,481,525)	(2,934,675)
Loans, net	$364,243,777	$263,874,820	$214,420,528

Bancorp’s net loan portfolio increased $100.3 million or 38% to $364.2 million at December 31, 2005 from $263.9 million at December 31, 2004. Loan growth was funded through an increase in total deposits as well as by reductions in federal funds sold and short term investments. At December 31, 2005, the net loan to deposit ratio was 87% and the net loan to asset ratio was 77%. At December 31, 2004, the net loan to deposit ratio was 72%, and the net loan to asset ratio was 65%.

Despite a period of rising short term rates, the yield curve was relatively flat and longer term rates have remained lower; therefore, loan activity continued to remain strong and the volume of new loans far exceeded principal reductions and payoffs.
14

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities of loans in Bancorp’s portfolio at December 31, 2005, by type of loan:

		Due after
	Due in	one year
	one year	through	Due after
(thousands of dollars)	or less	five years	five years	Total
Commercial real estate	$20,823	$42,705	$65,651	$129,179
Residential real estate	3,055	4,034	70,303	77,392
Construction loans	68,074	35,866	3,293	107,233
Commercial loans	8,289	6,154	1,149	15,592
Consumer installment	1,016	90	-	1,106
Consumer home equity	35	6,048	33,014	39,097
Total	$101,292	$94,897	$173,410	$369,599

Fixed rate loans	$5,503	$20,955	$3,405	$29,863
Variable rate loans	95,789	73,942	170,005	339,736
Total	$101,292	$94,897	$173,410	$369,599

The following table presents loan concentrations at December 31, 2005:

		Dollars
Category	Percentage	Outstanding
		(thousands of dollars)

Construction	29%	$107,233
Commercial Retail	7%	25,351
Commercial Residential Rental	5%	17,797

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
15

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. A risk rating system is utilized to measure the adequacy of the general component of the allowance for loan losses. Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of “one” being the least risk and a rating of “nine” reflecting the most risk or a complete loss. Risk ratings are assigned based upon the recommendations of the credit analyst and originating loan officer and confirmed by the loan committee at the initiation of the transactions and are reviewed and changed, when necessary during the life of the loan. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of “six” or above are monitored more closely by the credit administration officers. The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Loan quality control is continually monitored by management subject to oversight by the board of directors through its members who serve on the loan committee and is also reviewed by the full board of directors on a monthly basis. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $4.6 million, at December 31, 2005, which represents 1.25% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2004, the allowance for loan losses was $3.5 million or 1.31% of gross loans outstanding.

The accrual of interest income on loans is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days, based on contractual terms, as to either principal or interest. When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income.
16

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

Analysis of Allowance for Loan Losses

	2005	2004	2003	2002	2001
		(thousands of dollars)
Balance at beginning of period	$3,481	$2,934	$2,372	$1,894	$1,645
Charge-offs	(3)	(9)	(1)	-	(2)
Recoveries	-	-	-	10	1
Net (charge-offs) recoveries	(3)	(9)	(1)	10	(1)
Additions charged to operations	1,110	556	563	468	250
Balance at end of period	$4,588	$3,481	$2,934	$2,372	$1,894
Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period	(0.00%)	(0.01%)	(0.00%)	0.01%	(0.00%)

Allocation of the Allowance for Loan Losses

Balance at end of each	Amounts (thousands of dollars)						Percent of loans in each category to total loans
period applicable to	2005	2004	2003	2002	2001	2005	2004	2003	2002	2001
Real Estate:
Commercial	$1,607	$1,319	$1,183	$893	$833	34.95%	39.82%	44.15%	37.97%	43.88%
Residential	511	304	230	276	153	20.94%	13.78%	9.98%	15.54%	5.44%
Construction	1,963	1,358	972	726	348	29.01%	27.82%	26.17%	22.56%	19.02%
Commercial	164	185	155	129	142	4.22%	6.55%	7.12%	7.49%	10.63%
Consumer installment	10	11	12	11	14	0.30%	0.52%	0.85%	1.01%	0.89%
Consumer home equity	260	233	285	283	296	10.58%	11.51%	11.73%	15.43%	20.14%
Unallocated	73	71	97	54	108	N/A	N/A	N/A	N/A	N/A
Total	$4,588	$3,481	$2,934	$2,372	$1,894	100.00%	100.00%	100.00%	100.00%	100.00%
17

Non-Accrual, Past Due and Restructured Loans

The following table is a summary of non-accrual and past due loans at the end of each of the last five years.

	2005	2004	2003	2002	2001
	(thousands of dollars)
Loans delinquent over 90
days still accruing	$275	$373	$165	$1,172	$1,300
Non-accruing loans	1,935	3,669	150	201	1,654
	$2,210	$4,042	$315	$1,373	$2,954
% of Total Loans	0.60%	1.51%	0.14%	0.79%	2.14%
% of Total Assets	0.47%	1.00%	0.09%	0.56%	1.46%
Additional income on non-accrual
loans if recognized on an accrual
basis	$6	$18	$18	$67	$159

There were no loans in either 2005 or 2004 considered as “troubled debt restructurings.”

Potential Problem Loans

The $1.9 million of non-accruing loans at December 31, 2005 is comprised of two loans, both of which are well collateralized and in the process of collection; both loans are current as to principal and interest payments.

At December 31, 2005, Bancorp had no loans other than those described above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.
18

Deposits

The following table is a summary of Bancorp’s deposits at December 31 for each of the years shown.

	2005	2004	2003

Non-interest bearing	$48,797,389	$42,584,120	$30,477,295
Interest bearing
Time certificates, less than $100,000	168,565,756	131,764,662	92,574,784
Time certificates, $100,000 or more	98,440,248	71,287,106	50,793,863
Money market	57,798,772	72,450,663	69,503,859
Savings	20,089,889	22,104,121	23,792,811
NOW	25,383,234	26,814,653	22,849,570
Total interest bearing	370,277,899	324,421,205	259,514,887
Total deposits	$419,075,288	$367,005,325	$289,992,182

Total deposits increased $52.1 million or 14% to $419.1 million at December 31, 2005. Non-interest bearing deposits increased $6.2 million or 15% to $48.8 million at December 31, 2005; interest bearing deposits increased $45.9 million or 14% to $370.3 million at December 31, 2005. Based upon the Bank’s continued expansion and the increased penetration into the areas served by the Bank, commercial demand accounts increased $2.6 million, a 10% increase as compared to last year, and personal demand accounts increased $1.6 million, an increase of 13% when compared to last year. During 2005, the Bank established its tenth branch banking office; this new office contributed significantly to the annual growth in deposits. The promotional campaign run in conjunction with the opening of the new branch was also a contributing factor to the growth of deposits in established branches. Certificates of deposit increased $64.0 million which represents an increase of 32% when compared to last year; much of the growth in certificates of deposit is attributable to the promotional campaign run in conjunction with the new branch opening as well as to the transfer of funds from lower rate products, which decreased as compared to last year. The increase in certificates of deposit greater than $100 thousand of $27.2 million is the result of successful sales efforts and branch expansion; these balances do not include brokered deposits. Money market fund and savings accounts decreased $14.7 million and $2.0 million, respectively; a portion of these decreases represents transfers to certificates of deposit as a result of promotional campaigns and general increases in interest rates offered on certificates of deposit accounts. The Bank continues to offer attractive interest rates in the very competitive Fairfield County marketplace in order to attract additional deposits to fund loan growth.

19

As of December 31, 2005, the Bank’s maturities of time deposits were:

	$100,000 or	Less than
	greater	$100,000	Totals
(thousands of dollars)
Three months or less	$13,340	$27,240	$40,580
Three to six months	16,671	27,017	43,688
Six months to one year	27,952	53,228	81,180
Over one year	40,477	61,081	101,558
Total	$98,440	$168,566	$267,006

Borrowings

Borrowings increased $1.0 million to $17.2 million at December 31, 2005.

Borrowings are comprised of Federal Home Loan Bank Advances and junior subordinated debentures.

The following table sets forth short term borrowing amounts along with the respective interest rates and maturities:

Federal Home Loan Bank advances:
			Average
Amount	Maturity	Rate	amount outstanding

$ 5,000,000	03/13/2006	4.490%	$ 273,973
1,000,000	05/01/2006	2.490%	1,000,000
$ 6,000,000		4.156%	$ 1,273,973

The maximum amount of short term borrowings outstanding under Federal Home Loan Bank advances during 2005 was $15,000,000.

Other

The increase in premises and equipment is due primarily to the capitalized costs associated with leasehold improvements and equipment for a new branch office.

The increase in accrued interest receivable is due primarily to higher outstanding balances in loans at December 31, 2005 as compared to those in effect at December 31, 2004.

The increase in accrued expenses and other liabilities is due primarily to increases in accruals for income taxes, salaries and commissions, and higher balances in accrual estimates for other unpaid expenses.
20

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

Distribution of Assets, Liabilities and Shareholders’ Equity
Interest Rates and Interest Differential and Rate Volume Variance Analysis
(thousands of dollars) (1)

	2005			2004			2003			2005 vs. 2004 Fluctuations
		Interest			Interest			Interest		Interest Income/Expense (3)
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average	Due to change in:
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Total

Interest earning assets:
Loans (2)	316,058	21,561	6.82%	$ 239,239	$ 15,632	6.53%	$ 193,990	$ 12,782	6.59%	$ 4,824	$ 1,105	$ 5,929
Short term investments	6,466	178	2.75%	8,356	105	1.26%	7,124	79	1.11%	(19)	92	73
Investments (4)	87,164	3,094	3.55%	87,631	2,752	3.14%	72,250	2,256	3.12%	(15)	357	342
Federal funds sold	10,311	316	3.06%	12,733	189	1.48%	9,147	97	1.06%	(30)	157	127
Total interest earning assets	419,999	25,149	5.99%	347,959	18,678	5.37%	282,511	15,214	5.39%	4,760	1,711	6,471

Cash and due from banks	5,117			4,159			4,001
Allowance for loan losses	(3,897)			(3,190)			(2,652)
Other	8,446			8,017			6,881
Total Assets	$ 429,665			$ 356,945			$ 290,741

Interest bearing liabilities:
Time certificates	$ 224,526	$ 8,040	3.58%	$ 156,623	$ 4,901	3.13%	$ 110,129	$ 3,512	3.19%	$ 1,895	$ 1,244	$ 3,139
Savings accounts	21,792	277	1.27%	23,666	294	1.24%	24,824	337	1.36%	(22)	5	(17)
Money market accounts	67,943	862	1.27%	70,264	867	1.23%	62,217	863	1.39%	(29)	24	(5)
NOW accounts	26,072	188	0.72%	23,107	152	0.66%	22,627	149	0.66%	19	17	36
FHLB advances	10,422	374	3.59%	14,197	372	2.62%	11,671	327	2.80%	(84)	86	2
Subordinated debt	8,248	528	6.40%	8,248	380	4.61%	6,159	271	4.40%	-	148	148
Other borrowings	34	1	2.94%	2,469	42	1.70%	6,171	129	2.09%	(23)	(18)	(41)
Total interest bearing liabilities	359,037	10,270	2.86%	298,574	7,008	2.35%	243,798	5,588	2.29%	1,756	1,506	3,262

Demand deposits	43,813			36,456			25,892
Accrued expenses and other liabilities	3,380			2,362			2,140
Shareholders’ equity	23,435			19,553			18,911
Total liabilities and equity	$ 429,665			$ 356,945			$ 290,741

Net interest income		$ 14,879			$ 11,670			$ 9,626		$ 3,004	$ 205	$ 3,209
Interest margin			3.54%			3.35%			3.41%
Interest Spread			3.13%			3.02%			3.10%

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
21

RESULTS OF OPERATIONS

For the year ended December 31, 2005, Bancorp earned $1,407,000 ($0.52 basic income per share and $0.51 diluted income per share) an increase of 52% as compared to 2004 when Bancorp earned $926,000 ($0.38 basic income per share and $0.37 diluted income per share). Net income for the commercial banking segment increased $462,000 or 44% to $1.5 million for the year ended December 31, 2005 from $1.1 million for the year ended December 31, 2004; the net loss for the Residential Lending Segment decreased 14% or $18,000 from a loss of $128,000 for the year ended December 31, 2004 to a loss of $110,000 for the year ended December 31, 2005.

Interest and dividend income increased $6.4 million to $25.1 million in 2005 as compared to 2004 when interest and dividend income was $18.7 million. This increase is due primarily to the growth in the loan portfolio combined with a general increase in interest rates.

Interest expense increased $3.3 million or 47% to $10.3 million in 2005 compared to $7.0 million in 2004. The increase in interest expense is due largely to the increase in total deposits as well as to a general increase in interest rates.

Noninterest income increased $527,000 or 20% to $3.2 million in 2005 as compared to $2.7 million in 2004. Noninterest expenses for 2005 totaled $14.6 million which represents an increase of $2.3 million or 19% over the prior year. The higher operating costs were primarily the result of the full year impact in 2005 of the two branch offices opened in 2004, the new branch office opened in 2005 and increased commission expense.

The following are measurements relating to Bancorp’s earnings.

	2005	2004	2003

Return on average assets	.33%	.26%	.46%
Return on average equity	6.00%	4.74%	7.09%
Dividend payout ratio	29.81%	35.26%	20.54%
Average equity to average assets	5.46%	5.48%	6.50%
Basic income per share	$ 0.52	$ 0.38	$ 0.56
Diluted income per share	$ 0.51	$ 0.37	$ 0.55

Interest income and expense

Bancorp’s net interest income derived from the operations of the commercial banking segment increased $3.2 million or 28%, to $14.9 million in 2005 from $11.7 million in 2004. An increase in average earning assets of $72.0 million, or 21%, increased Bancorp’s interest income $6.5 million or 35% from $18.7 million in 2004 to $25.1 million in 2005. Average loans outstanding increased $76.8 million, or 32%, led by growth in construction and real estate loans, which reflects the continuing strength of the local real estate market. The increase in the yields on investments partially offset by a decrease in the volume of investments resulted in an increase in interest and dividends on investments of $342,000. Higher yields on federal funds sold and short
22

term investments partially offset by a decrease in the average balances of both resulted in an increase in interest income of $127,000 and $73,000, respectively. Total average interest bearing liabilities increased by $60.4 million or 20%; average certificates of deposit and NOW accounts increased by $67.9 million and $3.0 million, respectively; average money market deposits and savings deposits decreased $2.3 million and $1.9 million, respectively; average FHLB advances and other borrowings decreased $3.8 million and $2.4 million respectively. Interest expense increased from $7.0 million in 2004 to $10.3 million in 2005. Interest expense on certificates of deposit increased $3.1 million as a result of higher average outstanding balances combined with an increase in the cost of funds for that portfolio from 3.13% in 2004 to 3.58% in 2005. Rising interest rates also contributed to the increase in the interest expense on subordinated debentures of $148,000 or 39% from $380,000 in 2004 to $528,000 in 2005 resulting in an increase in the cost of the debt from 4.61% in 2004 to 6.40% in 2005.

Provision for loan losses

The provision for loan losses charged to operations for the year ended December 31, 2005 of $1.1 million represents an increase of $554,000 when compared to the provision of $556,000 for the year ended December 31, 2004. This increase is due to the loan growth and the credit risk factors applied against the portfolio and not to any adverse changes in the credit quality of the loan portfolio or in non-performing loans.

An analysis of the changes in the allowance for loan losses is presented under the discussion entitled “Allowance for Loan Losses.”

Noninterest income

Noninterest income increased $527,000 or 20% from $2.7 million in 2004 to $3.2 million in 2005. An increase in the volume and size of loan transactions resulted in an increase in mortgage brokerage and referral fees of $386,000 or 22% from $1.7 million in 2004 to $2.1 million in 2005. Increases in deposit accounts and transaction volumes resulted in an increase in fees and service charges of $97,000 or 21% from $465,000 for the year ended December 31, 2004 to $562,000 for the year ended December 31, 2005. Other noninterest income increased 44% or $50,000 to $161,000 for the year ended December 31, 2005 from $111,000 for the year ended December 31, 2004; this increase is due mainly to increased fees from debit card transactions and the settlement of an insurance claim. Noninterest income for the Residential Lending Group segment increased $752,000 or 37% from $2.0 million for the year ended December 31, 2004 to $2.8 million for the year ended December 31, 2005; this increase is due to increases in the loan origination staff, the volume of transactions and the per transaction loan size, as well as to fees earned for commercial real estate and construction transactions referred to the commercial banking segment. Noninterest income for the commercial banking segment decreased $225,000 or 33% from $682,000 for the year ended December 31, 2004 to $457,000 for the year ended December 31, 2005; increases in fees and service charges and other noninterest income of $97,000 and $50,000 respectively were more than offset by a decrease in fee income of $350,000 due to intersegment transactions for referrals of loans from the Residential Lending Group segment that were booked into the portfolio of the commercial banking segment.
23

Noninterest expenses

Noninterest expenses increased $2.3 million in 2005 from $12.3 million in 2004 to $14.6 million in 2005. Salaries and benefits increased $1.5 million or 19% in 2005 as compared to 2004, due primarily to staff additions resulting from the full year impact in 2005 of the two branches opened in 2004 and one branch opened in 2005 and higher levels of commissions as a direct result of the increase in the revenue generated by the residential lending group. Higher staffing levels and incentive compensation also resulted in higher payroll taxes, employee benefit costs and the expenses associated with training programs. Occupancy and equipment expenses increased $375,000 from $1.7 million in 2004 to $2.1 million in 2005; this increase is due primarily to the full year impact in 2005 of opening two new branch offices in 2004 and of opening one branch in 2005. For the year ended December 31, 2005 data processing and other outside services increased $345,000 or 22% to $2.1 million from $1.7 million for the year ended December 31, 2004; much of this increase is due to an increase in personnel placement fees, data processing expenses and information technology consulting. The increase in data processing expenses is a result of the growth in the branch network as well as to increases due to ongoing maintenance charges for the implementation of additional products and services. Noninterest expenses for the residential lending group segment of $3.0 million represent an increase of $731,000 or 33% as compared to $2.2 million for the year ended December 31, 2004; much of this increase is related to increases in commission and production related compensation which relates to the increase in noninterest income for the year. Noninterest expenses for the commercial banking segment of $11.7 million represent an increase of $1.6 million or 16% as compared to $10.0 million for the year ended December 31, 2004; these increases are due primarily to branch expansion, data processing and other outside services as described earlier.

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

Income Taxes

The provision for income taxes of $957,000 in 2005 and $633,000 for 2004 represents the tax expense recognized for both federal and state income tax. The effective tax rate for both 2005 and 2004 was 40.5%.

LIQUIDITY

Bancorp’s liquidity position was 20% and 33% at December 31, 2005 and 2004, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale
24

securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover increases in its loan portfolio and downward fluctuations in deposit accounts. Management believes Bancorp’s short-term assets have sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios for each of the years shown:

	December 31,
	2005	2004	2003
Total Risk-Based Capital	12.70%	10.70%	11.87%
Tier 1 Risk-Based Capital	11.45%	9.04%	10.00%
Leverage Capital	8.56%	6.79%	7.51%

The following table illustrates the Bank’s regulatory capital ratios for each of the years shown:

	December 31,
	2005	2004	2003
Total Risk-Based Capital	12.52%	10.50%	11.67%
Tier 1 Risk-Based Capital	11.27%	9.29%	10.47%
Leverage Capital	8.42%	6.98%	7.85%

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

The increase in capital ratios during 2005 was due primarily to the issuance of additional capital stock combined with the increase in retained earnings and partially offset by the growth of the Bank.

Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain its “well capitalized” classification. Management’s strategic and capital plans contemplate various alternatives to raise additional capital to support the planned growth of the Bank which plans include the opening of additional branches in 2006.

MARKET RISK

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Based upon the nature of Bancorp’s business, market risk is primarily limited to interest rate risk, which is the impact that changing interest rates have on current and future earnings.
25

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

The exposure to interest rate risk is monitored by the Management Asset and Liability Committee consisting of senior management personnel. The committee meets on a monthly basis, or more frequently, if needed. The committee reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. This committee reports to the Board of Directors on a monthly basis regarding its activities.

The Board Asset and Liability Committee (“ALCO”) meets quarterly. ALCO monitors the interest rate risk analyses, reviews investment transactions during the period and determines compliance with Bank policies.

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

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in this “Management’s Discussion and Analysis or Plan of Operation,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the Bank and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services
26

traditionally provided by banks and the impact of federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effect of Bancorp’s opening of branches, and (8) the effect of any decision by Bancorp to engage in any business not historically operated by it. Other such factors may be described in Bancorp’s other filings with the SEC.

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

The consolidated balance sheets of Bancorp as of December 31, 2005 and December 31, 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2005 and December 31, 2004, together with the report thereon of McGladrey & Pullen, LLP dated March 8, 2006, are included as part of this Form 10-KSB in the “Financial Report” following page 33 hereof.

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during
27

Bancorp’s fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Item 8B.	Other Information

Not applicable

PART III

Item 9.	Directors and Executive Officers of the Registrant

The information required by Items 401 and 405 of Regulation S-B is incorporated into this Form 10-KSB by reference to Bancorp’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2006 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2005.

The Company has adopted a Code of Ethics for its senior financial officers. The information required by Item 406 is contained in Exhibit 14 to this Form 10-KSB. A copy of this Code of Ethics will be provided to any person so requesting by writing to Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, Connecticut 06901, Attn: Robert F. O’Connell, Chief Financial Officer.

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
28

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

29

Exhibit No.	Description

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

10(a)(8)	Employment Agreement dated as of January 1, 2006 between Patriot National Bank and Marcus Zavattaro.

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

10(a)(11)	Amendment No. 1 to the Amended and Restated Change of Control Agreement, dated March 30, 2006, between Robert F. O’Connell and Patriot National Bank.

10(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

21	Subsidiaries of Bancorp (Incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

23	Consent of McGladrey & Pullen, LLP.

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

30

(b)	Reports on Form 8-K

During the quarter ended December 31, 2005, Bancorp filed two current Reports of Form 8-K; the first was dated November 10, 2005 (filed November 10, 2005) responding to Item 2 and relating to a press release announcing certain information concerning Bancorp’s results of operations for the quarter and nine months ended September 30, 2005 and its financial condition at September 30, 2005; the second report was dated December 15, 2005 (filed December 15, 2005) responding to Item 8 and related to a press release announcing Bancorp’s quarterly dividend.

14.	Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

31

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot National Bancorp, Inc.
(Registrant)

By: s/ Angelo De Caro
Name: Angelo De Caro
Title: Chairman & Chief Executive Officer

Date: March 27, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Angelo De Caro	March 27, 2006
Angelo De Caro, Chairman, Chief Executive	Date
Officer and Director

/s/ Robert F. O’Connell	March 27, 2006
Robert F. O’Connell	Date
Senior Executive Vice President,
Chief Financial Officer and Director

/s/ Michael A. Capodanno _	March 27, 2006
Michael A. Capodanno	Date
Senior Vice President & Controller

/s/ John J. Ferguson_ __	March 27, 2006
John J. Ferguson	Date
Director

/s/ Brian A. Fitzgerald_ __	March 27, 2006
Brian A. Fitzgerald	Date
Director

32

Form 10 KSB - Signatures continued

/s/ John A. Geoghegan	March 29, 2006
John A. Geoghegan	Date
Director

/s/ L. Morris Glucksman	March 27, 2006
L. Morris Glucksman	Date
Director

/s/ Charles F. Howell_	March 27, 2006
Charles F. Howell	Date
Director

/s/ Michael F. Intrieri	March 27, 2006
Michael F. Intrieri	Date
Director

/s/ Philip Wolford	March 27, 2006
Philip Wolford	Date
Director

33

McGladrey & Pullen
Certified Public Accountants

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY FINANCIAL REPORT December 31, 2005 and 2004

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	2
Consolidated statements of income	3
Consolidated statements of shareholders’ equity	4
Consolidated statements of cash flows	5-6
Notes to consolidated financial statements	7-38

McGladrey & Pullen
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Patriot National Bancorp, Inc. and Subsidiary
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen

New Haven, Connecticut
March 8, 2006

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from banks (Note 2)	$7,220,577	$6,670,409
Federal funds sold	6,500,000	37,500,000
Short-term investments	2,247,028	11,460,057
Cash and cash equivalents	15,967,605	55,630,466

Available for sale securities (at fair value) (Note 3)	78,672,068	76,269,475
Federal Reserve Bank stock	1,022,300	692,600
Federal Home Loan Bank stock (Note 7)	1,296,700	1,296,700
Loans receivable (net of allowance for loan losses: 2005 $4,588,335;
2004 $3,481,525) (Note 4)	364,243,777	263,874,820
Accrued interest and dividends receivable	2,445,417	1,758,339
Premises and equipment, net (Notes 5 and 8)	2,474,153	2,132,633
Deferred tax asset (Note 9)	2,675,595	1,677,042
Goodwill (Note 10)	930,091	930,091
Other assets (Note 7)	913,456	784,789
Total assets	$470,641,162	$405,046,955

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Note 6):
Noninterest bearing deposits	$48,797,389	$42,584,120
Interest bearing deposits	370,277,899	324,421,205
Total deposits	419,075,288	367,005,325

Federal Home Loan Bank borrowings (Note 7)	9,000,000	8,000,000
Junior subordinated debt owed to unconsolidated trust (Note 7)	8,248,000	8,248,000
Accrued expenses and other liabilities	2,943,259	2,037,196
Total liabilities	439,266,547	385,290,521

Commitments and Contingencies (Notes 7, 8, 11 and 13)

Shareholders' equity (Notes 11 and 14)
Preferred stock, no par value; 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $2 par value: 30,000,000 shares authorized; shares
issued and outstanding: 2005 3,230,649; 2004 2,486,391	6,461,298	4,972,782
Additional paid-in capital	21,709,224	11,830,173
Retained earnings	4,308,242	3,346,718
Accumulated other comprehensive loss - net unrealized loss
on available for sale securities, net of taxes	(1,104,149)	(393,239)
Total shareholders' equity	31,374,615	19,756,434

Total liabilities and shareholders' equity	$470,641,162	$405,046,955

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005 and 2004

	2005	2004
Interest and Dividend Income
Interest and fees on loans	$21,561,121	$15,631,838
Interest and dividends on investment securities	3,271,638	2,856,928
Interest on Federal funds sold	315,942	189,485
Total interest and dividend income	25,148,701	18,678,251

Interest Expense
Interest on deposits (Note 6)	9,366,563	6,213,732
Interest on Federal Home Loan Bank borrowings	374,315	371,699
Interest on subordinated debt	527,435	380,194
Interest on other borrowings	1,312	42,883
Total interest expense	10,269,625	7,008,508

Net interest income	14,879,076	11,669,743

Provision for Loan Losses (Note 4)	1,110,000	556,000

Net interest income after provision for loan losses	13,769,076	11,113,743

Noninterest Income
Mortgage brokerage referral fees	2,104,065	1,717,756
Loan origination and processing fees	402,723	408,152
Fees and service charges	561,651	465,018
Other income	160,598	111,278
Total noninterest income	3,229,037	2,702,204

Noninterest Expenses
Salaries and benefits (Notes 8 and 12)	8,997,255	7,544,055
Occupancy and equipment expense, net	2,082,593	1,707,769
Data processing and other outside services	1,147,378	802,536
Advertising and promotional expenses	420,222	369,638
Professional services	419,921	386,110
Loan administration and processing expenses	190,139	209,283
Other operating expenses	1,376,979	1,237,159
Total noninterest expenses	14,634,487	12,256,550

Income before income taxes	2,363,626	1,559,397

Provision for Income Taxes (Note 9)	957,000	633,000

Net income	$1,406,626	$926,397

Basic income per share (Note 11)	$0.52	$0.38

Diluted income per share (Note 11)	$0.51	$0.37

Dividends per share	$0.155	$0.135

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2005 and 2004

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

Balance at December 31, 2003	2,408,607	$4,817,214	$11,519,037	$2,752,541	$(308,879)	$18,779,913

Comprehensive income
Net income	-	-	-	926,397	-	926,397
Unrealized holding loss on available for
sale securities, net of taxes (Note 16)	-	-	-	-	(84,360)	(84,360)
Total comprehensive income						842,037

Dividends	-	-	-	(332,220)	-	(332,220)

Issuance of capital stock	77,784	155,568	311,136	-	-	466,704

Balance at December 31, 2004	2,486,391	4,972,782	11,830,173	3,346,718	(393,239)	19,756,434

Comprehensive income
Net income	-	-	-	1,406,626	-	1,406,626
Unrealized holding loss on available for
sale securities, net of taxes (Note 16)	-	-	-	-	(710,910)	(710,910)
Total comprehensive income						695,716

Dividends	-	-	-	(445,102)	-	(445,102)

Issuance of capital stock (Note 11)	744,258	1,488,516	9,879,051	-	-	11,367,567

Balance, December 31, 2005	3,230,649	$6,461,298	$21,709,224	$4,308,242	$(1,104,149)	$31,374,615

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004

	2005	2004

Cash Flows from Operating Activities
Net income	$1,406,626	$926,397
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization and accretion of investment premiums and discounts, net	394,827	500,847
Provision for loan losses	1,110,000	556,000
Depreciation and amortization of premises and equipment	604,399	536,029
Loss on disposal of bank premises and equipment	-	3,804
Deferred income taxes	(562,833)	(101,212)
Change in assets and liabilities:
Increase in deferred loan fees	17,048	235,734
Increase in accrued interest and dividends receivable	(687,078)	(287,717)
(Increase) decrease in other assets	(128,667)	132,592
Increase (decrease) in accrued expenses and other liabilities	863,861	(373,139)
Net cash provided by operating activities	3,018,183	2,129,335

Cash Flows from Investing Activities
Purchases of available for sale securities	(28,208,359)	(16,020,313)
Proceeds from maturities of available for sale securities	3,000,000	6,000,000
Principal repayments on available for sale securities	21,264,308	23,676,009
Purchase of Federal Reserve Bank stock	(329,700)	(1,450)
Purchase of Federal Home Loan Bank stock	-	(219,400)
Net increase in loans	(101,496,005)	(50,246,026)
Purchases of premises and equipment	(945,919)	(1,251,368)
Net cash used in investing activities	(106,715,675)	(38,062,548)

Cash Flows from Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(11,884,273)	17,330,022
Net increase in time certificates of deposit	63,954,236	59,683,121
Decrease in securities sold under repurchase agreements	-	(5,700,000)
Proceeds from FHLB borrowings	46,001,000	17,000,000
Principal repayments of FHLB borrowings	(45,001,000)	(26,000,000)
Decrease in other borrowings	-	(353,385)
Proceeds from issuance of common stock	11,367,567	466,704
Dividends paid on common stock	(402,899)	(317,454)
Net cash provided by financing activities	64,034,631	62,109,008

Net (decrease) increase in cash and cash equivalents	(39,662,861)	26,175,795

Cash and cash equivalents
Beginning	55,630,466	29,454,671

Ending	$15,967,605	$55,630,466

		(Continued)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
Years Ended December 31, 2005 and 2004

	2005	2004

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$10,265,152	$7,020,278

Income taxes	$1,234,761	$850,970

Supplemental Disclosure of Noncash Investing and Financing
Activities
Unrealized holding losses on available for sale securities
arising during the period	$(1,146,631)	$(136,065)

Accrued dividends declared on common stock	$129,226	$87,024

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

Patriot National Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company that was organized in 1999. On December 1, 1999, all the issued and outstanding shares of Patriot National Bank (the "Bank") were converted into Company common stock and the Bank became a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, and nine branch offices in Fairfield County, Connecticut. The Bank's customers are concentrated in Fairfield County, Connecticut and Westchester County, New York. The Bank also conducts mortgage brokerage operations through offices in Connecticut and New York through its Residential Lending Group.

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

The following is a summary of the Company’s significant accounting policies:

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

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

Debt securities, if any, that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. “Trading” securities, if any, are carried at fair value with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes.

Purchase premiums and discounts are recognized in interest income using the interest method over the lives of the securities. Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Loans receivable

Loans receivable are stated at their current unpaid principal balances and are net of the allowance for loan losses, net deferred loan origination fees and purchased loan premiums and discounts. The Company has the ability and intent to hold its loans for the foreseeable future or until maturity or payoff.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. A risk rating system is utilized to measure the general component of the allowance for loan losses. Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of “one” being the least risk and a rating

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

of “nine” reflecting the most risk or a complete loss. Risk ratings are assigned based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of “six” or above are monitored more closely by the credit administration officers and loan committee.

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

The Company's real estate loans are collateralized by real estate located principally in Fairfield County, Connecticut and Westchester County, New York, and accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in regional real estate market conditions.

Interest and fees on loans

Interest on loans is accrued and included in operating income based on contractual rates applied to principal amounts outstanding. The accrual of interest income is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days, based on contractual terms, as to either principal or interest. When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income. The accrual of interest on loans past due 90 days or more, including impaired loans, may be continued if the loan is well secured, and it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection. A nonaccrual loan is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. Interest collected on nonaccrual loans and impaired loans is recognized only to the extent cash payments are received, and may be recorded as a reduction to principal if the collectibility of all loan principal is unlikely.

Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment to the loan's yield, generally over the contractual life of the loan, utilizing the interest method.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

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

Stock compensation plans

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan, and stock warrants issued, have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, provides pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. There is no proforma disclosure required for 2005 and 2004, because no compensation cost related to stock options and warrants was attributed to those periods. See “Recent Accounting Pronouncements” below for developments regarding accounting for stock compensation plans.

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

Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, short-term investments and accrued interest and dividends receivable

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

 PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

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

Recent accounting pronouncements

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if subsequently more cash flows are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 was effective for loans and debt securities acquired after December 31, 2004. This Statement had no impact on the Company’s financial statements.

On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 was superseded by the issuance on November 3, 2005 of FSP 115-1, “The Meaning of Other-Than-Temporarily Impaired and Its Application to Certain Investments.” This FSP nullified paragraphs 10-18 of EITF 03-1, carried forward certain requirements of EITF 03-1 relating to cost method investments, carried forward certain disclosure requirements of EITF 03-1 and references existing

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

other-than-temporary impairment guidance. The requirements of this FSP had no effect on the Company’s financial statements.

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

The effect of SFAS 123(R) will be to require entities to measure the cost of employee services received in exchange for shared-based payments using the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply SFAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the quarter ending March 31, 2006.

SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply SFAS 123(R) to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. The Company will adopt the modified transition method effective January 1, 2006. The adoption of this Statement will have no effect on the Company’s financial statements as there are no unvested share-based awards at January 1, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” replacing APB Opinion No. 20 and FASB Statement No. 3, which changes the treatment and reporting requirements for both accounting errors and changes of accounting principles, and provides guidance on determining the treatment of the retrospective application of a change. This Statement applies to all voluntary changes in accounting principles. At this time, management believes this Statement will have no impact on the Company’s financial statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Note 2.	Restrictions on Cash and Due From Banks

The Company is required to maintain reserves against its respective transaction accounts and non-personal time deposits. At December 31, 2005 and 2004, the Bank was required to have cash and liquid assets of approximately $3,566,000 and $2,820,000, respectively, to meet these requirements. In addition, at December 31, 2005 and 2004, the Company was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes.

Note 3.	Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2005 and 2004 are as follows:

2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agency
and sponsored agency
obligations	$16,999,341	$-	$(522,657)	$16,476,684
Mortgage-backed securities	57,453,614	2,330	(1,260,560)	56,195,384
Money market preferred
equity securities	6,000,000	-	-	6,000,000
	$80,452,955	$2,330	$(1,783,217)	$78,672,068

2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agency and
sponsored agency
obligations	$15,000,000	$937	$(177,642)	$14,823,295
Mortgage-backed securities	52,903,731	69,719	(527,270)	52,446,180
Money market preferred
equity securities	9,000,000	-	-	9,000,000
	$76,903,731	$70,656	$(704,912)	$76,269,475

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2005 and 2004:

2005	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency and
sponsored agency
obligations	$1,985,625	$(13,716)	$14,491,059	$(508,941)	$16,476,684	$(522,657)
Mortgage-backed securities	27,846,559	(459,646)	25,315,920	(800,914)	53,162,479	(1,260,560)
Totals	$29,832,184	$(473,362)	$39,806,979	$(1,309,855)	$69,639,163	$(1,783,217)

2004	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency and
sponsored agency
obligations	$7,921,108	$(78,892)	$3,901,250	$(98,750)	$11,822,358	$(177,642)
Mortgage-backed securities	17,632,613	(134,422)	20,361,275	(392,848)	37,993,888	(527,270)
Totals	$25,553,721	$(213,314)	$24,262,525	$(491,598)	$49,816,246	$(704,912)

At December 31, 2005, forty-three securities have unrealized losses with aggregate depreciation of 2.5% from the Company’s amortized cost. There were no securities with unrealized losses greater than 5% of amortized cost.

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

At December 31, 2005 and 2004, available for sale securities with a carrying value of $1,486,000 and $1,280,000, respectively, were pledged to secure obligations under municipal deposits.

The amortized cost and fair value of available for sale debt securities at December 31, 2005 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

	Amortized	Fair
	Cost	Value
Maturity:
1-5 years	$16,999,341	$16,476,684
Mortgage-backed securities	57,453,614	56,195,384
Total	$74,452,955	$72,672,068

During 2005 and 2004, there were no sales of available for sale securities.

Note 4.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at December 31, 2005 and 2004 is as follows:

	2005	2004

Real estate:
Commercial	$129,178,889	$106,771,441
Residential	77,391,833	36,965,661
Construction	107,232,587	74,598,919
Commercial	15,591,818	17,562,523
Consumer installment	1,106,648	1,386,709
Consumer home equity	39,097,450	30,874,894
Total loans	369,599,225	268,160,147
Premiums on purchased loans	367,491	313,754
Net deferred loan fees	(1,134,604)	(1,117,556)
Allowance for loan losses	(4,588,335)	(3,481,525)
Loans receivable, net	$364,243,777	$263,874,820

The changes in the allowance for loan losses for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Balance, beginning of year	$3,481,525	$2,934,675
Provision for loan losses	1,110,000	556,000
Recoveries of loans previously charged-off	-	-
Loans charged-off	(3,190)	(9,150)
Balance, end of year	$4,588,335	$3,481,525

At December 31, 2005 and 2004, the unpaid principal balances of loans delinquent 90 days or more were $274,622 and $522,751, respectively, and the unpaid principal balances of loans placed on nonaccrual status were $1,934,614 and $3,669,148, respectively. If nonaccrual loans had been performing in

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

accordance with their original terms, the Company would have recorded approximately $6,000 and $18,000, respectively, of additional income during the years ended December 31, 2005 and 2004.

The following information relates to impaired loans as of and for the years ended December 31, 2005 and 2004:

	2005	2004

Loans receivable for which there is a related allowance for
credit losses	$-	$150,000

Loans receivable for which there is no related allowance for
credit losses	$1,934,614	$3,519,148

Allowance for credit losses related to impaired loans	$-	$22,500

Average recorded investment in impaired loans	$2,668,531	$2,990,191

During 2005 and 2004, interest income collected and recognized on impaired loans was $223,261 and $184,565, respectively. The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Note 5.	Premises and Equipment

At December 31, 2005 and 2004, premises and equipment consisted of the following:

	2005	2004

Leasehold improvements	$2,217,690	$1,811,187
Furniture, equipment and software	2,867,738	2,332,962
	5,085,428	4,144,149
Less accumulated depreciation and amortization	(2,611,275)	(2,011,516)
	$2,474,153	$2,132,633

For the years ended December 31, 2005 and 2004, depreciation and amortization expense related to premises and equipment totaled $604,399 and $536,029, respectively.

Note 6.	Deposits

At December 31, 2005 and 2004, deposits consisted of the following:

	2005	2004

Noninterest bearing	$48,797,389	$42,584,120
Interest bearing:
Time certificates, less than $100,000	168,565,756	131,764,662
Time certificates, $100,000 or more	98,440,248	71,287,106
Money market	57,798,772	72,450,663
Savings	20,089,889	22,104,121
NOW	25,383,234	26,814,653
Total interest bearing	370,277,899	324,421,205
Total deposits	$419,075,288	$367,005,325

Interest expense on certificates of deposit in denominations of $100,000 or more was $3,023,519 and $1,883,047 for the years ended December 31, 2005 and 2004, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Contractual maturities of time certificates of deposit as of December 31, 2005 are summarized below:

Due within:
1 year	$165,447,760
1-2 years	34,648,040
2-3 years	28,391,073
3-4 years	18,546,108
4-5 years	19,973,023
$267,006,004

Note 7.	Borrowings

Federal Home Loan Bank borrowings

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2005, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities delivered under collateral safekeeping to the FHLB, and a blanket lien on qualifying mortgage loans, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. In addition, the Company has a $2,000,000 available line of credit with the FHLB. At December 31, 2005 and 2004, there were no advances outstanding under this line of credit. At December 31, 2005, other outstanding advances from the FHLB aggregated $9,000,000 at interest rates ranging from 2.49% to 5.11% and at December 31, 2004, other outstanding advances aggregated $8,000,000 at interest rates ranging from 1.93% to 5.11%.

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

Repurchase agreements

At December 31, 2005 and 2004, the Company has available borrowings under repurchase agreements of $10,000,000, and no amounts outstanding at December 31, 2005 or 2004.

Junior subordinated debt owed to unconsolidated trust

During 2003, the Company formed the Trust of which 100% of the Trust’s common securities are owned by the Company. The Trust has no independent assets, and exists for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

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

The subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three month LIBOR plus 3.15% (7.669% at December 31, 2005), mature on March 26, 2033 and can be redeemed at the Company’s option in 2008.

The duration of the Trust is 30 years with early redemption at par at the Company’s option in 2008, or earlier in the event of certain regulatory or tax changes. The trust securities also bear interest at three month LIBOR plus 3.15%.

Other borrowings

At December 31, 2005, the Bank also has the ability to borrow up to $3,000,000 in federal funds or letters of credit from its correspondent bank.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Maturity of borrowings

The contractual maturities of the Company’s borrowings at December 31, 2005, by year, are as follows:

	Fixed	Floating
	Rate	Rate	Total

2006	$6,000,000	$-	$6,000,000
2007	3,000,000	-	3,000,000
2008	-	-	-
2009	-	-	-
2010	-	-	-
Thereafter	-	8,248,000	8,248,000
Total borrowings	$9,000,000	$8,248,000	$17,248,000

Note 8.	Commitments and Contingencies

Operating leases

The Company has non-cancelable operating leases for its main office, branch and mortgage brokerage offices. Under these lease agreements, the Company is required to pay certain executory costs such as insurance and property taxes. The Company also leases parking space under a noncancelable operating lease agreement and certain equipment under cancelable and noncancelable arrangements.

Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows:

Years Ending December 31,	Amount

2006	$1,436,286
2007	1,391,699
2008	1,208,492
2009	1,162,632
2010	1,151,592
Thereafter	5,478,775
$11,829,476

Total rental expense charged to operations for cancelable and noncancelable operating leases was $1,194,499 and $876,132 for the years ended December 31, 2005 and 2004, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

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

Under the terms of a prior employment agreement (the “Prior Agreement”), the Prior Agreement provided that the Company granted shares of the Company’s common stock to the President on December 31, 2000, and annually thereafter through December 31, 2003. The number of shares granted was based on 30% of the President’s stipulated base salary for the preceding annual employment period, as defined, and such shares granted would vest and be distributed to the President in four annual installments (with any balance distributed upon termination other than for cause). Compensation cost for grants through 2002 was being recognized over four years under the terms of the Prior Agreement and compensation cost for the 2003 grant is being recognized over the term of the existing contract. Under certain circumstances defined in the Prior Agreement, this stock grant may be settled in cash. The Prior Agreement also provided for the grant of options to purchase a minimum of 10,000 shares of the Company’s common stock on December 31, 2000, and annually thereafter through December 2002, and on December 31, 2003, if the President remained employed by the Bank. In the event that the Company did not have stock options available to grant at any of the stipulated dates, which was the case at December 31, 2000, 2001, 2002 and 2003, the President may then elect, on a future determination date, as defined, to be chosen by the President, to receive cash compensation in the future equal to the difference between the value of the Company’s stock at the time the options would have been granted, and the value of the Company’s stock on the determination date. For the years ended December 31, 2005 and 2004,

 PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

approximately $161,000 and $276,000, respectively, was charged to expense related to the stock and option compensation components of the Prior Agreement.

Other Employment Agreements

Effective January 1, 2006, the Company entered into a one-year employment agreement with an officer of the Residential Lending Group division, which replaced a contract that expired on December 31, 2005. The agreement provides for, among other things, a minimum base salary and commission arrangement, as well as additional compensation based upon the revenue generated by direct reports, and for reimbursement of expenses incurred incidental to duties as an officer. The agreement terminates on December 31, 2006.

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

Stock Appreciation Rights Plan

During 2001, the Company adopted the Patriot National Bancorp, Inc. 2001 Stock Appreciation Rights Plan (the “SAR Plan”). Under the terms of the SAR Plan, the Company may grant stock appreciation rights to officers of the Company that entitle the officers to receive, in cash or Company common stock, the appreciation in the value of the Company’s common stock from the date of grant. Each award vests at the rate of 20% per year from the date of grant. Any unexercised rights will expire ten years from the date of grant. During 2001, the Company granted a total of 18,000 stock appreciation rights to three Company officers, and $67,932 and $99,216, respectively, was charged to operations under the SAR Plan for the years ended December 31, 2005 and 2004.

Legal Matters

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Other

The Company has received regulatory approval to open three new branch offices in 2006. The Company entered into a non-cancelable lease for one of these locations. Subsequent to December 31, 2005, the Company entered into two non-cancelable leases at the other two locations.

Note 9.	Income Taxes

The components of the income tax provision for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Current
Federal	$1,211,403	$554,723
State	308,430	179,489
Total	1,519,833	734,212

Deferred
Federal	(454,457)	(81,723)
State	(108,376)	(19,489)
Total	(562,833)	(101,212)

Provision for income taxes	$957,000	$633,000

A reconciliation of the anticipated income tax provision (computed by applying the statutory Federal income tax rate of 34% to the income before income taxes) to the income tax provision as reported in the statements of income for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

Provision for income taxes at statutory Federal rate	$803,600	$530,200
State taxes, net of Federal benefit	117,000	96,500
Dividends received deduction	(68,500)	(52,300)
Nondeductible expenses	38,600	16,800
Other	66,300	41,800
Total provision for income taxes	$957,000	$633,000

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

At December 31, 2005 and 2004, the components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	2005	2004

Deferred tax assets:
Allowance for loan losses	$1,787,157	$1,356,056
Investment securities	676,738	241,017
Premises and equipment	272,370	138,986
Accrued expenses	17,138	14,022
Other	6,989	-
Gross deferred tax assets	2,760,392	1,750,081

Deferred tax liabilities:
Tax bad debt reserve	70,827	69,347
Other	13,970	3,692
Gross deferred tax liabilities	84,797	73,039

Deferred tax asset, net	$2,675,595	$1,677,042

The allocation of deferred tax benefit involving items charged to current year income and items charged directly to equity for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Deferred tax benefit allocated to equity	$(435,721)	$(51,705)

Deferred tax benefit allocated to operations	(562,833)	(101,212)

Total deferred tax benefit	$(998,554)	$(152,917)

Note 10.	Goodwill

Based on the Company’s annual goodwill impairment tests performed in October 2005 and 2004, goodwill was not impaired for the years ended December 31, 2005 and 2004. In addition, no goodwill was acquired during 2005 and 2004.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Note 11.	Shareholders’ Equity

Common stock

On August 4, 2005, the Company commenced an offering of up to 705,883 shares of its common stock, at $17.00 per share, to existing shareholders, whereby each shareholder was granted the right to purchase one share of stock for every six shares owned as of August 1, 2005. In addition, each shareholder was granted an oversubscription privilege to purchase up to two additional shares for each share owned from stock not subscribed by existing shareholders under the initial rights described above. The Company also entered into standby purchase agreements pursuant to which the standby purchasers agreed to acquire up to 529,412 shares at $17.00 per share. The common stock offering was completed on September 21, 2005 resulting in an increase in common stock and additional paid in capital of $10,965,881 after deducting total stock issuance costs of $1,034,130 which were charged to additional paid-in capital. The Company received subscriptions for a total of 705,883 shares; existing shareholders purchased $6.3 million or 368,687 shares; standby investors purchased $5.7 million or 337,196 shares.

In addition, during 2005, 37,000 options were exercised resulting in proceeds to the Company of $375,436 and 1,375 shares were issued to directors in payment of directors’ fees of $26,250.

Income Per Share

The following is information about the computation of income per share for the years ended December 31, 2005 and 2004.

	2005
	Net Income	Shares	Per Share Amount
Basic Income Per Share
Income available to common shareholders	$1,406,626	2,696,676	$0.52

Effect of Dilutive Securities
Warrants and stock options outstanding	-	42,042	(0.01)

Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$1,406,626	2,738,718	$0.51

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

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

A summary of the status of the warrants at December 31, 2004, and changes during the year ended on that date, is as follows:

	2004
	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	83,484	$6.00
Expired	5,700	6.00
Exercised	77,784	6.00
Outstanding at end of year	-

Exercisable at end of year	-

Stock options

On August 17, 1999, the Bank adopted a stock option plan (the “Plan”) for employees and directors, under which both incentive and non-qualified stock options were granted, and subsequently the Company assumed all obligations related to such options. The Plan provided for the grant of 110,000 non-qualified and incentive stock options in 1999 to certain directors of the Company, with an exercise price equal to the

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

market value of the Company’s stock on the date of grant. Such options were immediately exercisable and expire if unexercised ten years after the date of grant. The Company has reserved 110,000 shares of common stock for issuance under the Plan. No additional options may be granted under the Plan.

A summary of the status of the stock options at December 31, 2005 and 2004 is as follows:

	2005		2004
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	110,000	$10.13	110,000	$10.13
Exercised	37,000	10.15	-
Outstanding at end of year	73,000	10.13	110,000	10.13

Exercisable at end of year	73,000	10.13	110,000	10.13

The weighted-average remaining contractual life for the options outstanding at December 31, 2005 is 3.7 years.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

The Rights will expire on April 19, 2014, unless earlier redeemed or exchanged by the Company.

Note 12.	401(k) Savings Plan

The Company offers employees participation in the Patriot National Bank 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. The Company may make discretionary matching contributions to the 401(k) Plan. Participants are immediately vested in their contributions and fully vested in Company contributions after two years. The Company contributed approximately $140,000 and $127,000 to the 401(k) Plan in 2005 and 2004, respectively.

Note 13.	Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2005 and 2004:

	2005	2004

Commitments to extend credit:
Future loan commitments	$55,364,491	$23,484,674
Unused lines of credit	37,819,135	36,018,661
Undisbursed construction loans	40,398,941	37,224,376
Financial standby letters of credit	216,000	197,000
	$133,798,567	$96,924,711

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial property, deposits and securities.

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception. No liability related to guarantees was required to be recorded at December 31, 2005 and 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2005 and 2004 were (dollars in thousands):
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2005	Amount	Ratio	Amount	Ratio	Amount		Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$43,870	12.70%	$27,635	8.00%	$	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	39,549	11.45%	13,816	4.00%		N/A	N/A
Tier I Capital (Average Assets)	39,549	8.56%	18,481	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$43,180	12.52%	$27,591	8.00%		$34,489	10.00%
Tier I Capital (to Risk Weighted Assets)	38,865	11.27%	13,794	4.00%		20,691	6.00%
Tier I Capital (to Average Assets)	38,865	8.42%	18,463	4.00%		23,079	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2004	Amount	Ratio	Amount	Ratio	Amount		Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$30,701	10.70%	22,954	8.00%	$	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	25,936	9.04%	11,476	4.00%		N/A	N/A
Tier I Capital (Average Assets)	25,936	6.79%	15,279	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$ 30,124	10.50%	22,952	8.00%		$28,690	10.00%
Tier I Capital (to Risk Weighted Assets)	26,642	9.29%	11,471	4.00%		17,207	6.00%
Tier I Capital (to Average Assets)	26,642	6.98%	15,268	4.00%		19,085	5.00%

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of December 31, 2005, the Bank had retained

 PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

earnings of approximately $5,698,000, all of which is available for distribution to the Company as dividends without prior regulatory approval. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the Federal Reserve Bank may impose further dividend restrictions on the Company.

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

Changes in loans outstanding to such related parties during 2005 and 2004 are as follows:

	2005	2004

Balance, beginning of year	$198,586	$1,410,440
Additional loans	341,394	183,386
Repayments	(386,586)	(22,998)
Adjustment for former related parties	-	(1,372,242)
Balance, end of year	$153,394	$198,586

Related party deposits aggregated approximately $5,700,000 and $3,444,000 as of December 31, 2005 and 2004, respectively.

The Company leases office space to a director of the Company under two leases. Rental income under these leases was approximately $28,300 for the years ended December 31, 2005 and 2004.

During 2005 and 2004, the Company paid legal fees of approximately $18,600 and $20,900, respectively, to an attorney who is a director of the Company.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Note 16.	Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	2005
	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Unrealized holding losses arising during period	$(1,146,631)	$435,721	$(710,910)

Less reclassification adjustment for gains
recognized in net income	-	-	-

Unrealized holding loss on available for sale
securities, net of taxes	$(1,146,631)	$435,721	$(710,910)

	2004
	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Unrealized holding losses arising during period	$(136,065)	$51,705	$(84,360)

Less reclassification adjustment for gains
recognized in net income	-	-	-

Unrealized holding loss on available for sale
securities, net of taxes	$(136,065)	$51,705	$(84,360)

Note 17.	Fair Value of Financial Instruments and Interest Rate Risk

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("Statement No. 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2005 and 2004. The estimated fair value amounts for 2005 and 2004 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

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

As of December 31, 2005 and 2004, the recorded book balances and estimated fair values of the Company’s financial instruments were (in thousands):

	2005		2004
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value
Financial Assets:
Cash and due from banks	$7,221	$7,221	$6,670	$6,670
Federal funds sold	6,500	6,500	37,500	37,500
Short-term investments	2,247	2,247	11,460	11,460
Available for sale securities	78,672	78,672	76,269	76,269
Federal Reserve Bank stock	1,022	1,022	693	693
Federal Home Loan Bank stock	1,297	1,297	1,297	1,297
Loans receivable, net	364,244	353,231	263,875	265,206
Accrued interest receivable	2,445	2,445	1,758	1,758

Financial Liabilities:
Demand deposits	$48,797	$48,797	$42,584	$42,584
Savings deposits	20,090	20,090	22,104	22,104
Money market deposits	57,799	57,799	72,451	72,451
NOW accounts	25,383	25,383	26,815	26,815
Time deposits	267,006	268,643	203,052	206,539
FHLB borrowings	9,000	8,967	8,000	8,082
Subordinated debt	8,248	8,248	8,248	8,248

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2005 and 2004. The estimated fair value of fee income on letters of credit at December 31, 2005 and 2004 was insignificant.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

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

Information about reportable segments, and a reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2005 and 2004 is as follows (in thousands):

2005	Commercial Bank	Mortgage Broker	Consolidated Totals
Net interest income	$14,879	$-	$14,879
Noninterest income	457	2,772	3,229
Noninterest expenses	11,671	2,963	14,634
Provision for loan losses	1,110	-	1,110
Income (loss) before taxes	2,555	(191)	2,364
Assets	469,572	1,069	470,641

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

2004	Commercial Bank	Mortgage Broker	Consolidated Totals
Net interest income	$11,670	$-	$11,670
Noninterest income	682	2,020	2,702
Noninterest expenses	10,025	2,232	12,257
Provision for loan losses	556	-	556
Income (loss) before taxes	1,771	(212)	1,559
Assets	403,959	1,088	405,047

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment revenues are negotiated and agreed upon by the commercial bank and mortgage broker segments at the time of the transactions. Management allocates certain overhead expenses of the commercial bank to the mortgage broker segment. These allocations are based on a pre-determined monthly charge agreed to between the commercial bank and the mortgage broker segment. Management evaluates the performance of each segment based on profit or loss from operations before income taxes.

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