Form 10-Q
period 2006-03-31
PATRIOT NATIONAL BANCORP INC
filed 2006-05-15
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

900 Bedford Street, Stamford, Connecticut 06901
(Address of principal executive offices)

(203) 324-7500
(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes   X        No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes   __      No    X

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer:

Large Accelerated Filer ____	Accelerated Filer ____	Non-Accelerated Filer X

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 3,230,649 shares issued and outstanding as of the close of business April 30, 2006.

Transitional Disclosure Format (check one): Yes __ No X

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	30

Part II	OTHER INFORMATION

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	34

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$5,812,677	$7,220,577
Federal funds sold	6,100,000	6,500,000
Short term investments	106,362	2,247,028
Cash and cash equivalents	12,019,039	15,967,605

Available for sale securities (at fair value)	75,170,571	78,672,068
Federal Reserve Bank stock	1,022,950	1,022,300
Federal Home Loan Bank stock	1,448,700	1,296,700
Loans receivable (net of allowance for loan losses: 2006 $5,161,135;
2005 $4,588,335)	408,062,353	364,243,777
Accrued interest receivable	2,670,932	2,445,417
Premises and equipment	2,520,252	2,474,153
Deferred tax asset, net	2,739,351	2,675,595
Goodwill	930,091	930,091
Other assets	1,073,760	913,456
Total assets	$507,657,999	$470,641,162
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$49,834,021	$48,797,389
Interest bearing deposits	393,721,281	370,277,899
Total deposits	443,555,302	419,075,288
Federal Home Loan Bank borrowings	22,000,000	9,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	2,314,389	2,943,259
Total liabilities	476,117,691	439,266,547
Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued
Common stock, $2 par value: 30,000,000 shares authorized; shares
issued and outstanding: 2006 - 3,230,649; 2005 - 3,230,649	6,461,298	6,461,298
Additional paid-in capital	21,709,224	21,709,224
Retained earnings	4,577,960	4,308,242
Accumulated other comprehensive loss - net unrealized
loss on available for sale securities, net of taxes	(1,208,174)	(1,104,149)
Total shareholders' equity	31,540,308	31,374,615
Total liabilities and shareholders' equity	$507,657,999	$470,641,162

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
Interest and Dividend Income
Interest and fees on loans	$7,198,489	$4,670,265
Interest and dividends on investment securities	778,827	857,567
Interest on federal funds sold	62,776	66,624
Total interest and dividend income	8,040,092	5,594,456
Interest Expense
Interest on deposits	3,086,045	1,992,161
Interest on Federal Home Loan Bank borrowings	185,398	72,043
Interest on subordinated debt	155,036	115,710
Interest on other borrowings	2,306	-
Total interest expense	3,428,785	2,179,914
Net interest income	4,611,307	3,414,542
Provision for Loan Losses	572,800	260,000
Net interest income after provision for loan losses	4,038,507	3,154,542
Noninterest Income
Mortgage brokerage referral fees	366,806	463,799
Loan processing fees	67,217	78,531
Fees and service charges	145,199	127,921
Other income	51,043	40,764
Total noninterest income	630,265	711,015
Noninterest Expenses
Salaries and benefits	2,313,572	2,048,992
Occupancy and equipment expense, net	646,104	493,214
Data processing and other outside services	423,289	240,240
Professional services	128,573	135,711
Advertising and promotional expenses	145,040	110,360
Loan administration and processing expenses	30,477	44,330
Other operating expenses	351,774	310,529
Total noninterest expenses	4,038,829	3,383,376
Income before income taxes	629,943	482,181
Provision for Income Taxes	231,000	195,000
Net income	$398,943	$287,181
Basic income per share	$0.12	$0.12
Diluted income per share	$0.12	$0.11
Dividends per share	$0.040	$0.035

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net income:	$398,943	$287,181

Unrealized holding (losses) gains on securities:
Unrealized holding losses arising
during the period, net of taxes	(104,025)	(536,433)

Comprehensive (loss) income	$294,918	$(249,252)

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$398,943	$287,181
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	55,187	69,979
Provision for loan losses	572,800	260,000
Depreciation and amortization	153,185	135,105
Changes in assets and liabilities:
Increase (decrease) in deferred loan fees	210,838	(4,968)
Increase in accrued interest receivable	(225,515)	(311,111)
Increase in other assets	(160,304)	(61,257)
Decrease in accrued expenses and other liabilities	(628,870)	(256,141)
Net cash provided by operating activities	376,264	118,788
Cash Flows from Investing Activities
Purchases of available for sale securities	-	(19,243,381)
Principal repayments on available for sale securities	3,278,530	3,665,707
Purchase of Federal Home Loan Bank Stock	(152,000)	-
Purchase of Federal Reserve Bank Stock	(650)	(600)
Net increase in loans	(44,602,214)	(29,907,731)
Purchases of premises and equipment	(199,284)	(127,062)
Net cash used in investing activities	(41,675,618)	(45,613,067)
Cash Flows from Financing Activities
Net increase (decrease) in demand, savings and money market deposits	2,538,946	(1,053,140)
Net increase in time certificates of deposits	21,941,068	233,666
Proceeds from FHLB borrowings	19,718,000	10,000,000
Principal repayments of FHLB borrowings	(6,718,000)	-
Dividends paid on common stock	(129,226)	(87,024)
Proceeds from issuance of common stock	-	30,330
Net cash provided by financing activities	37,350,788	9,123,832
Net decrease in cash and cash equivalents	(3,948,566)	(36,370,447)

Cash and cash equivalents
Beginning	15,967,605	55,630,466
Ending	$12,019,039	$19,260,019

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$3,378,376	$2,177,831
Income Taxes	$115,000	$74,857

Supplemental disclosure of noncash investing and financing activities:

Unrealized holding loss on available for sale
securities arising during the period	$(167,780)	$(865,216)

Accrued dividends declared on common stock	$129,226	$87,129

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Basis of Financial Statement Presentation

The Consolidated Balance Sheet at December 31, 2005 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp”) at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2005.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the remaining quarters of 2006.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on net income.

Note 2.	Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:
	March 31,	December 31,
	2006	2005
U. S. Government Agency and
sponsored agency obligations	$16,388,594	$16,476,684
Mortgage-backed securities	52,781,977	56,195,384
Money market preferred
equity securities	6,000,000	6,000,000
Total Available for sale securities	$75,170,571	$78,672,068

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale securities at March 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agency and
sponsored agency obligations	$16,999,493	$-	$(610,899)	$16,388,594
Mortgage-backed securities	54,119,744	4,961	(1,342,728)	52,781,977
Money market preferred
equity securities	6,000,000	-	-	6,000,000
	$77,119,237	$4,961	$(1,953,627)	$75,170,571

At March 31, 2006, gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $4,961 and $1,953,627, respectively. Of the securities with unrealized losses, there are eight U. S. Government agency or sponsored agency obligations and 24 mortgage-backed securities that have unrealized losses for a period in excess of twelve months with a combined current unrealized loss of $1,682,833. Management does not believe that any of the unrealized losses are other than temporary since they are the result of changes in the interest rate environment and they relate to debt and mortgage-backed securities issued by U. S. Government and U.S. Government sponsored agencies. Bancorp has the ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

Note 3.	Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	March 31,	December 31,
	2006	2005
Real Estate
Commercial	$135,373,694	$129,178,889
Residential	86,581,475	77,391,833
Construction	141,301,296	107,232,587
Commercial	15,921,364	15,591,818
Consumer installment	1,179,907	1,106,648
Consumer home equity	33,868,544	39,097,450
Total Loans	414,226,280	369,599,225
Premiums on purchased loans	342,650	367,491
Net deferred fees	(1,345,442)	(1,134,604)
Allowance for loan losses	(5,161,135)	(4,588,335)
Total Loans	$408,062,353	$364,243,777

Note 4.	Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	March 31,	December 31,
	2006	2005

Noninterest bearing	$49,834,021	$48,797,389

Interest bearing
NOW	32,377,916	25,383,234
Savings	20,124,994	20,089,889
Money market	52,271,299	57,798,772
Time certificates, less than $100,000	182,464,140	168,565,756
Time certificates, $100,000 or more	106,482,932	98,440,248
Total interest bearing	393,721,281	370,277,899
Total Deposits	$443,555,302	$419,075,288

Note 5.	Borrowings

In addition to the outstanding borrowings disclosed on the consolidated balance sheet, the Bank has the ability to borrow approximately $89.1 million in additional advances from the Federal Home Loan Bank of Boston which includes a $2.0 million overnight line of credit. The Bank also has arranged a $3.0 million overnight line of credit from a correspondent bank and $10.0 million under a repurchase agreement; no amounts were outstanding under these two arrangements at March 31, 2006.

Note 6.	Income per share

Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three months ended March 31, 2006 and 2005.

Quarter ended March 31, 2006

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$398,943	3,230,649	$0.12
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	40,518	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$398,943	3,271,167	$0.12

Quarter ended March 31, 2005

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$287,181	2,487,091	$0.12
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	48,741	(0.01)
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$287,181	2,535,832	$0.11

Note 7.	Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	2006
	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
Unrealized holding loss arising
during the period	$(167,780)	$63,755	$(104,025)
Reclassification adjustment for
(gains) losses recognized in income	-	-	-
Unrealized holding loss on available
for sale securities, net of taxes	$(167,780)	$63,755	$(104,025)

	2005
	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
Unrealized holding loss arising
during the period	$(865,215)	$328,782	$(536,433)
Reclassification adjustment for
(gains) losses recognized in income	-	-	-
Unrealized holding loss on available
for sale securities, net of taxes	$(865,215)	$328,782	$(536,433)

Note 8.	Segment Reporting

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

Information about reportable segments and a reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

Quarter ended March 31, 2006
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$4,611	$-	$4,611
Noninterest income	41	590	631
Noninterest expense	3,362	677	4,039
Provision for loan losses	573	-	573
Income before taxes	717	(87)	630
Assets at period end	506,586	1,072	507,658

Quarter ended March 31, 2005
		Mortgage	Consolidated
	Bank	Broker	Totals

Net interest income	$3,415	$-	$3,415
Noninterest income	125	586	711
Noninterest expense	2,753	630	3,383
Provision for loan losses	260	-	260
Income (loss) before taxes	526	(44)	482
Assets at period end	412,582	1,083	413,665

Note 9.	Financial Instruments with Off-Balance Sheet Risk

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

The contractual amounts of commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should: the contract be fully drawn upon, the customer default and the value of any existing collateral become worthless. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that Bancorp controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2006:

Commitments to extend credit:
Future loan commitments	$75,696,875
Unused lines of credit	38,869,179
Undisbursed construction loans	60,802,609
Financial standby letters of credit	166,000
$175,534,663

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception. No liability related to guarantees was required to be recorded at March 31, 2006.

Note 10.	Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). Under SFAS 123R, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 whereby compensation cost charged to expense, if any, was the excess of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee would pay to acquire the stock. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statements of income. This statement applies to all awards granted, modified, repurchased or cancelled after the required effective date.

The Company adopted SFAS 123R, effective January 1, 2006 using the modified prospective transition method; this may impact the amount of compensation expense recorded in future financial statements if the Company grants share-based compensation to employees or directors in the future.

Stock Options

On August 17, 1999, the Bank adopted a stock option plan (the “Plan”) for employees and directors, under which both incentive and non-qualified stock options were granted, and subsequently the Company assumed all obligations related to such options. The Plan provided for the grant of 110,000 non-qualified and incentive stock options in 1999 to certain directors of the Company, with an exercise price equal to the market value of the Company’s stock on the date of the grant. Such options were immediately exercisable and expire if unexercised ten years after the date of the grant. The Company has reserved 73,000 shares of common stock for issuance under the Plan. No additional options may be granted under the Plan.

A summary of the status of the stock options at March 31, 2006 and 2005 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of shares	Price	Life (in years)

Outstanding, January 1, 2006	73,000	$10.13	3.7
Exercised	-
Outstanding, March 31, 2006	73,000	10.13	3.5

Exercisable at March 31, 2006	73,000	10.13	3.5

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of shares	Price	Life (in years)

Outstanding, January 1, 2005	110,000	$10.13	4.7
Exercised	3,000	10.11
Outstanding, March 31, 2005	107,000	10.13	4.5

Exercisable at March 31, 2005	107,000	10.13	4.5

The intrinsic value of options outstanding and exercisable at March 31, 2006 and 2005 is $929,990 and $863,169, respectively. There were no options exercised during the three months ended March 31, 2006. The intrinsic value of options exercised during the three months ended March 31, 2005 was $24,663. There are no pro forma disclosures required for the three months ended March 31, 2006 and 2005, because there was no compensation expense attributed to these periods as no awards were granted or vested under this Plan during these periods.

The provisions of SFAS 123R have had no impact on existing plans under the employment agreements discussed below:

President’s Agreement

Under the terms of a previous employment agreement, which expired on October 23, 2003 (“the agreement”) between the Company and the President, the agreement provided that the Company granted shares of the Company’s common stock to the President on December 31, 2000, and annually thereafter through December 31,  2003. The number of shares was based on 30% of the President’s stipulated base salary for the preceding annual employment period. Compensation costs for grants through 2002 were recognized over the period ending with the expiration date of the agreement and compensation cost for the 2003 grant is being recognized over the term of the current contract. This stock grant has been settled in cash in each year from 2001 through 2005 and is anticipated to settle in cash until fully settled. For the three months ended March 31, 2006 and 2005, $12,582 and $6,813, respectively was charged to expense related to this component of the agreement.

The agreement also provided for the grant of options to purchase a minimum of 10,000 shares of the Company’s common stock on December 31, 2000, and annually thereafter through December 31, 2002, and on December 31, 2003, if the President remained employed by the Bank. In the event that the Company did not have stock options available to grant at any of the stipulated dates, which was the case at December 31, 2000, 2001, 2002 and 2003, the President may then elect, on a future determination date, to be chosen by the President, to receive cash compensation in the future equal to the difference between the value of the Company’s stock at the time the options would have been granted, and the value of the Company’s stock on the determination date. For the three months ended March 31, 2006 and

2005, $27,063 and $18,885, respectively was charged to expense related to the option component of the agreement.

Stock Appreciation Rights Plan

During 2001, the Company adopted the Patriot National Bancorp, Inc. 2001 Stock appreciation Rights Plan (the “SAR Plan”), which provided that the Company may grant stock appreciation rights to officers of the Company that entitle the officers to receive, in cash or Company common stock, the appreciation in value of the Company’s common stock from the date of the grant. Each award vests at the rate of 20% per year from the date of the grant. Any unexercised rights will expire ten years from the date of the grant. During 2001, the Company granted 18,000 stock appreciation rights to three Company officers and for the three months ended March 31, 2006 and 2005, $18,900 and $14,535, respectively, was charged to expense under the SAR Plan.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Bancorp’s net income of $399,000 ($0.12 basic and diluted income per share) for the quarter ended March 31, 2006 represents an increase of $112,000 or 39% compared to net income of $287,000 ($0.12 basic income per share and $0.11 diluted income per share) for the quarter ended March 31, 2005.

Total assets increased $37.0 million from $470.6 million at December 31, 2005 to $507.6 million at March 31, 2006. Cash and cash equivalents decreased $3.9 million to $12.0 million at March 31, 2006 as compared to $15.9 million at December 31, 2005. The available for sale securities portfolio decreased $3.5 million to $75.2 million at March  31, 2006 from $78.7 million at December 31, 2005. The net loan portfolio increased $43.8 million from $364.2 million at December 31, 2005 to $408.0 million at March 31, 2006. Deposits increased $24.5 million to $443.6 million at March 31, 2006 from $419.1 million at December 31, 2005. Borrowings increased $13 million from $17.2 million at December 31, 2005 to $30.2 million at March 31, 2006.

FINANCIAL CONDITION

Assets

Bancorp reached a milestone as total assets exceeded the $500 million mark; total assets increased $37.0 million or 8% from $470.6 million at December 31, 2005 to $507.6 million at March 31, 2006. Cash and cash equivalents decreased $3.9 million or 25% to $12.0 million at March 31, 2006 as compared to $15.9 million at December 31, 2005. Cash and due from banks decreased $1.4 million; federal funds sold and short term investments decreased $400,000 and $2.1 million, respectively. The decrease in cash and cash equivalents partially funded loan growth.

Investments

Available for sale securities decreased $3.5 million or 4% from $78.7 million at December 31, 2005 to $75.2 million at March 31, 2006. The decrease in the portfolio is due to mortgage-backed security principal payments.

Loans

Bancorp’s net loan portfolio increased $43.8 million or 12% from $364.2 million at December 31, 2005 to $408.0 million at March 31, 2006. Significant changes in the portfolio include increases in: construction loans of $34.1 million, residential real estate loans of $9.2 million and commercial real estate of $6.2 million, partially offset by a decrease in home equity loans of $5.2 million. The growth in loans reflects the continued strong real estate market in the Fairfield County, Connecticut and Westchester County, New York areas in which the Bank primarily conducts business. Although short term interest rates have increased, the interest rate environment for borrowers remained favorable in the first quarter of 2006.

At March 31, 2006, the net loan to deposit ratio was 92% and the net loan to total assets ratio was 80%. At December 31, 2005, the net loan to deposit ratio was 87% and the net loan to total assets ratio was 77%. Based on loan applications in process and the recent and planned hiring of additional loan officers, management anticipates continued loan growth during the remainder of 2006.

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

Based upon this evaluation, management believes the allowance for loan losses of $5.2 million at March 31, 2006, which represents 1.25% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2005, the allowance for loan losses was $4.6 million or 1.25% of gross loans outstanding.

Analysis of Allowance for Loan Losses
	March 31,
(Thousands of dollars)	2006	2005
Balance at beginning of period	$4,588	$3,481
Charge-offs	-	-
Recoveries	-	-
Net (charge-offs) recoveries	-	-
Provision charged to operations	573	260
Balance at end of period	$5,161	$3,741
Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period.	(0.00%)	(0.00%)

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	March 31,	December 31,
(Thousands of dollars)	2006	2005
Loans delinquent over 90
days still accruing	$417	$275
Non-accruing loans	4,479	1,935

Total	$4,896	$2,210

% of Total Loans	1.18%	0.60%
% of Total Assets	0.96%	0.47%

Potential Problem Loans

The $4.5 million in non-accruing loans at March 31, 2006 is comprised of three loans that are well collateralized and in the process of collection; one loan in the amount of $840,000 is current as to contractually due principal and interest payments.

At March 31, 2006, Bancorp had no loans, other than those disclosed in the table above, for which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits increased $24.5 million or 6% from $419.1 million at December 31, 2005 to $443.6 million at Mach 31, 2006. Noninterest bearing deposits increased $1.0 million or 2%; increases in commercial demand accounts and internal accounts of $1.6 million and $1.3 million, respectively, were partially offset by a decrease in personal checking accounts of $1.7 million. Interest bearing deposits increased $23.4 million or 6% from $370.3 million at December 31, 2005 to $393.7 million at March 31, 2006. NOW accounts increased $7.0 million as compared to December 31, 2005; an increase in attorney escrow accounts of $9.3 million was partially offset by decreases in other NOW account products of $2.3 million. Certificates of deposit increased $21.9 million as compared to December 31, 2005 while money market deposit accounts decreased $5.5 million. The growth in certificates of deposit is the result of the competitive rates the Bank offers in order to continue to grow deposits and remain a viable source of deposit products in our market; these rates also prompted some money market account holders to transfer funs to certificates of deposit.

Borrowings

At March 31, 2006, total borrowings were $30.2 million; this represents an increase of $13.0 million when compared to total borrowings of $17.2 million at December 31, 2005. The increase in borrowings was necessary to fund loan demand which surpassed the inflow of deposits, the decrease in cash and cash equivalents and principal payments on mortgage-backed securities.

Capital

Capital increased $166,000; income for the first quarter was partially offset by an increase in the unrealized loss on available for sale securities and the declaration of the quarterly dividend.

Off-Balance Sheet Arrangements

During the first quarter of 2006 there were no significant changes in Bancorp’s off-balance sheet arrangements which primarily consist of commitments to lend.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended March 31,
		2006			2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$ 389,994	$ 7,198	7.38%	$ 287,465	$ 4,670	6.50%
Federal funds sold and
other cash equivalents	6,260	68	4.35%	21,324	118	2.21%
Investments	79,952	774	3.87%	89,838	806	3.59%
Total interest
earning assets	476,206	8,040	6.75%	398,627	5,594	5.61%

Cash and due from banks	5,574			4,532
Premises and equipment, net	2,327			2,001
Allowance for loan losses	(4,857)			(3,582)
Other assets	6,345			5,894
Total Assets	$ 485,595			$ 407,472

Interest bearing liabilities:
Deposits	$ 379,080	$ 3,086	3.26%	$ 326,018	$ 1,992	2.44%
FHLB advances	16,480	186	4.51%	8,111	72	3.55%
Subordinated debt	8,248	155	7.52%	8,248	116	5.63%
Other borrowings	193	2	4.15%	-	-	-
Total interest
bearing liabilities	404,001	3,429	3.40%	342,377	2,180	2.55%

Demand deposits	45,606			42,026
Accrued expenses and
other liabilities	4,213			3,032
Shareholders' equity	31,775			20,037
Total liabilities and equity	$ 485,595			$ 407,472

Net interest income		$ 4,611			$ 3,414
Interest margin			3.87%			3.43%
Interest spread			3.35%			3.06%

The following rate volume analysis reflects the changes in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to volume includes changes in interest attributable to mix.

	Three months ended March 31,
	2006 vs. 2005
	Fluctuations in Interest Income/Expense
	Due to change in:
	Volume	Rate	Total
	(dollars in thousands)
Interest earning assets:
Loans	$1,830	$698	$2,528
Federal funds sold and
other cash equivalents	(260)	210	(50)
Investments	(315)	283	(32)
Total interest
earning assets	1,255	1,191	2,446

Interest bearing liabilities:
Deposits	360	734	1,094
FHLB advances	90	24	114
Subordinated debt	-	39	39
Other borrowings	2	-	2
Total interest
bearing liabilities	452	797	1,249

Net interest income	$803	$394	$1,197

Bancorp’s net interest income derived from the operations of the commercial banking segment increased $1.2 million or 35% to $4.6 million for the three months ended March 31, 2006 as compared to $3.4 million for the same period last year. An increase in average earning assets of $77.6 million, or 19%, combined with an increase in interest rates increased Bancorp’s interest income $2.4 million or 44% for the quarter ended March 31, 2006 as compared to the same period in 2005. Interest and fees on loans increased 54% or $2.5 million from $4.7 million for the quarter ended March 31, 2005 to $7.2 million for the quarter ended March 31, 2006. This increase is primarily the result of the increase in the average outstanding balances of the loan portfolio followed by the impact of the increase in interest rates. The decrease in interest and dividend income on investment securities and federal funds sold is due to the decrease in balances partially offset by an increase in interest rates. Total average interest bearing liabilities increased by $61.6 million or 18%. Average interest bearing deposits increased $53.1 million or 16%; an increase in average certificates of deposit of $78.3 million was partially offset by decreases in average balances of money market fund accounts of $20.6 million and savings and NOW accounts of $2.9 million and $1.7 million respectively. Average FHLB advances increased $8.4 million or 103%. Interest expense increased from $2.2 million for the three months ended March 31, 2005 to $3.4 million for the three months ended March 31, 2006, an increase of $1.2 million or 57%.

This increase is due to both higher interest rates paid on deposits and borrowings, 64% of the increase, as well as to higher average balances, 36% of the increase.

Provision for loan losses

The provision for loan losses charged to operations for the quarter ended March 31, 2006 of $573,000 represents an increase of $313,000 as compared to same period last year. This increase is due to the growth in the loan portfolio and the credit risk factors assigned thereto and not to any adverse changes in the credit quality of the loan portfolio or in non-performing loans.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Noninterest income

Noninterest income decreased $81,000, or 11%, from $711,000 for the quarter ended March 31, 2005 to $630,000 for the three months ended March 31, 2006. A decrease in the volume of loans placed with outside investors resulted in a decrease in mortgage brokerage and referral fee income of $97,000 and a decrease in loan origination and processing fee income of $11,000. This decrease in volume is due to an increase in the volume of loan business retained by the bank which is discussed below. Increases in deposit accounts and transaction volumes resulted in an increase in fees and service charges and other noninterest income of $17,000 and $10,000, respectively. Noninterest income for the residential lending group segment for the three months ended March 31, 2006 remained relatively unchanged as compared to the same period last year; decreases in mortgage broker and referral fee income were offset by an increase in fees earned for commercial real estate and construction transactions referred to the commercial banking segment. Noninterest income for the commercial banking segment decreased $85,000 from $125,000 for the three months ended March 31, 2005 to $40,000 for the three months ended March 31, 2006; increases in fees and service charges and other noninterest income of $17,000 and $10,000, respectively, were more than offset by a decrease in fee income of $119,000 due to intersegment transactions for referrals of loans from the residential lending group segment that were booked into the portfolio of the commercial banking segment.

Noninterest expenses

Noninterest expenses increased 19% or $655,000 to $4.0 million for the quarter ended March 31, 2006 from $3.4 million for the quarter ended March 31, 2005. Salaries and benefits expense increased 13%, or $265,000 to $2.3 million for the quarter ended March 31, 2006 from $2.0 million for the quarter ended March 31, 2005. This increase is due primarily to staff additions including those associated with an additional branch location at March 31, 2006 as compared to last year, as well as to increases in loan and deposit production sales and incentive compensation and salary increases made during the last quarter of 2005. Occupancy and equipment expense, net, increased $153,000 or 31% to $646,000 for the quarter ended March 31, 2006 from $493,000 for the quarter ended March 31, 2005 due to the establishment of an additional branch location during the second quarter of 2005, the leasing of additional space for the bank’s lending and credit administration functions during the last quarter of 2005, lease payments during 2006 for a branch under renovation and a new metropolitan New York location. Data processing and other outside services increased $183,000 or 76% from $240,000 for the three months ended March 31, 2005 to $423,000 for the three months ended March 31, 2006; much of this increase is due to an increase in personnel placement fees, information technology consulting and data processing expenses. The increase in data processing expenses is a result of the growth in the branch network as well as to increases due to ongoing maintenance charges for the implementation of new products and services. Advertising and promotional expenses increased $35,000 or 31% to $145,000 for the three months ended March 31, 2006 from $110,000 for the three months ended March 31, 2005. Noninterest expenses for the residential lending group segment of $677,000 represent an increase of $47,000 or 8% as compared to $630,000 for the three months ended March 31, 2005; this increase is due primarily to increased marketing and advertising expenses and an increase in legal fees. Noninterest expenses for the commercial banking segment of $3.3 million represent an increase of $608,000 or 22% as compared to the three months ended March 31, 2005; these increases are due to the discussions cited above relative to the increases in salaries and benefits, occupancy and professional fees and other outside services.

Income Taxes

Bancorp recorded income tax expense of $34,000 for the quarter ended March 31, 2006 as compared to $19,000 for the quarter ended March 31, 2005. This change is related primarily to the change in pre-tax income and the exclusion for state tax purposes of certain holding company expenses. The effective tax rates for the quarters ended March 31, 2006 and March 31, 2005 were 37% and 40%, respectively.

LIQUIDITY

Bancorp's liquidity ratio was 17% and 27% at March 31, 2006 and 2005, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at March 31, 2006 and December 31, 2005 respectively:

	March 31, 2006	December 31, 2005

Total Risk-based Capital	11.68%	12.70%
Tier 1 Risk-based Capital	10.43%	11.45%
Leverage Capital	8.20%	8.56%

The following table illustrates the Bank’s regulatory capital ratios at March 31, 2006 and December 31, 2005 respectively:

	March 31, 2006	December 31, 2005

Total Risk-based Capital	11.53%	12.52%
Tier 1 Risk-based Capital	10.28%	11.27%
Leverage Capital	8.08%	8.42%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be “well capitalized” at March 31, 2006 under applicable regulations. To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Management continuously assesses the adequacy of the Bank’s capital to ensure that the Bank remains a “well capitalized” institution. Management’s strategic and capital plans contemplate various options to maintain the “well capitalized” classification.

IMPACT OF INFLATION AND CHANGING PRICES

Bancorp’s consolidated financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, or disinflation, could significantly affect Bancorp’s earnings in future periods.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Based upon the nature of Bancorp’s business, market risk is primarily limited to interest rate risk, which is the impact, that changing interest rates have on current and future earnings.

Qualitative Aspects of Market Risk

Bancorp’s goal is to maximize long term profitability while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price Bancorp’s assets and liabilities to maintain an acceptable interest rate spread while reducing the net effect of changes in interest rates. In order to accomplish this, the focus is on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable rate loans for the portfolio and purchase short term investments to offset the increasing short term re-pricing of the liability side of the balance sheet. In fact, a number of the interest bearing deposit products have no contractual maturity; therefore, deposit balances may run off unexpectedly due to changing market conditions. Additionally, loans and investments with longer term rate adjustment frequencies are matched against longer term deposits and borrowings to lock in a desirable spread.

The exposure to interest rate risk is monitored by the Management Asset and Liability Committee consisting of senior management personnel. Generally, the committee meets monthly, or more frequently, if needed. The committee reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. This committee reports to the Board of Directors on a monthly basis regarding its activities. In addition to the Management Asset and Liability Committee, there is a Board Asset and Liability Committee (“ALCO”) which meets quarterly. ALCO monitors the interest rate risk analyses, reviews investment transaction during the period and determines compliance with Bank policies.

Quantitative Aspects of Market Risk

Management analyzes the Company’s interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation and GAP analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive”. An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period.

Management’s goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed quarterly and presented to ALCO. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. Changes to these assumptions can significantly affect the results of the simulations. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates.

Simulation analysis is only an estimate of the Company’s interest rate risk exposure at a particular point in time. Management continually reviews the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

Management has established interest rate risk guidelines measured by behavioral GAP analysis calculated at the one year cumulative GAP level and a net interest income and economic value of portfolio equity simulation model measured by a 200 basis point interest rate shock.

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation. The calculations use projected repricings of assets and liabilities at March 31, 2006 and December 31, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Risk	March 31,	December 31,
	Points	Guidelines	2006	2005

Gap percentage total		+/-15%	3.07%	4.98%
Net interest income	200	+/-15%	9.07%	14.49%
	-200	+/-15%	-10.36%	-14.24%
Net portfolio value	200	+/-25%	-4.97%	0.45%
	-200	+/-25%	-6.26%	-7.89%

Bancorp’s interest rate risk position improved during the quarter. The Company benefited from a rising interest rate environment as assets re-priced faster than liabilities and, combined with a 12% increase in the loan portfolio, resulted in an expanding net interest margin. These factors contributed to higher levels of net interest income and net portfolio value in the base case scenario at March 31, 2006 as compared to December 31, 2005 using the Company’s interest income simulation model. In addition, the estimated value of both measurements was also improved in a 200 basis point shock. The Company’s interest rate risk position was within all guidelines at March 31, 2006. The interest rate risk position is monitored on an ongoing basis and management reviews strategies to maintain all categories within guidelines.

The table below set forth examples of percentage changes in estimated net interest income and estimated net portfolio value base on projected interest rate increases and decreases:

Net Interest Income and Economic Value
Summary Performance

March 31, 2006
		Net Interest Income		Net Portfolio Value
Projected Interest	Estimated	$Change	%Change	Estimated	$Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+200	19,825	1,648	9.07%	48,318	(2,525)	-4.97%
+100	19,008	831	4.57%	50,196	(646)	-1.27%
BASE	18,177			50,843
-100	17,278	(899)	-4.95%	50,152	(691)	-1.36%
-200	16,293	(1,884)	-10.36%	47,662	(3,181)	-6.26%

December 31, 2005
		Net Interest Income		Net Portfolio Value
Projected Interest	Estimated	$Change	%Change	Estimated	$Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+200	18,650	2,360	14.49%	47,153	211	0.45%
+100	17,478	1,188	7.29%	47,606	664	1.41%
BASE	16,290			46,942
-100	15,115	(1,175)	-7.22%	45,432	(1,510)	-3.22%
-200	13,970	(2,320)	-14.24%	43,239	(3,703)	-7.89%

Item 4.	Controls and Procedures

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1A.	Risk Factors

Management intends to continue Bancorp’s emphasis on growth over earnings for the foreseeable future.

Management has actively sought growth of the institution in recent years by opening additional branches, initiating internal growth programs, and completing one acquisition of a mortgage company. Various factors, such as economic conditions and competition, may impede or prohibit the Bank from opening new branches. In addition, Bancorp may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for acquisition. Sustaining Bancorp’s growth has placed significant demands on management as well as on administrative, operational and financial resources. For Bancorp to continue to grow, it must: attract and retain qualified management and experienced bankers, find suitable markets for expansion, attract funding to support additional growth; maintain high asset quality levels; maintain adequate regulatory capital; and maintain adequate controls.

Although management believes that earnings will increase as the franchise is expanded, earnings are expected to continue to be adversely affected by the costs associated with opening new branches and the time necessary to build a customer base in each new branch’s market area.

If Bancorp is unable to continue its historical levels of growth, or if growth comes at greater financial expense than has been incurred in the past, Bancorp may not be able to achieve its financial goals and profitability may be adversely affected.

Bancorp’s business is subject to various lending and other economic risks that could adversely impact Bancorp’s results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown in Fairfield County, Connecticut and the New York metropolitan area, could hurt the business of Bancorp. Bancorp’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes and changes in governmental monetary and fiscal policies and inflation, all of which are beyond Bancorp’s control. A deterioration in economic conditions, in particular an economic slowdown within Fairfield County, Connecticut and/or the New York metropolitan area, could result in the following consequences, any of which may hurt the business of Bancorp materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Bank’s products and services may decline; and assets and collateral associated with the Bank’s loans, especially real estate, may decline in value, thereby reducing a customer’s borrowing power.

The Bank may suffer losses in its loan portfolio despite its underwriting practices. The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although the Bank believes that its underwriting criteria is appropriate for the various types of loans the Bank makes, the Bank may still incur losses on loans, and these losses may exceed the amounts set aside as reserves in the allowance for loan losses.

Bancorp’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and non-performance. The allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect Bancorp’s operating results. The allowance for loan losses is based on an evaluation of the risks associated with the Bank’s loans receivable as well as the Bank’s prior loss experience. A substantial portion of the Bank’s loans are unseasoned and lack an established record of performance. To date, losses have been negligible. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and assess the adequacy of the allowance for loan losses. While management believes that the allowance for loan losses is adequate to cover current losses, management cannot assure shareholders that there will not be a need to increase the allowance for loan losses or that the regulators will not require management to increase this allowance. Either of these occurrences could materially and adversely affect Bancorp’s earnings and profitability.

Bancorp’s business is subject to interest rate risk and variations in interest rates may negatively affect Bancorp’s financial performance.

Bancorp is unable to predict fluctuations of market interest rates, which are affected by many factors including: inflation, recession, a rise in unemployment, a tightening money supply and domestic and international disorder and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce Bancorp’s profits. Bancorp realizes income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Bancorp is vulnerable to a decrease in interest rates because its interest-earning assets generally have shorter durations than its interest-bearing liabilities. As a result, material and prolonged decreases in interest rates would decrease Bancorp’s net interest income. In contrast, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect Bancorp’s net interest spread, asset quality, levels of prepayments and cash flow as well as the market value of its securities portfolio and overall profitability.

A breach of information security could negatively affect Bancorp’s earnings.

In order to conduct its business, Bancorp increasingly depends upon data processing, communications and information exchange on a variety of computing platforms and networks, and over the internet to conduct its business. Bancorp cannot be certain that all of its systems are entirely free from vulnerability to attack, despite safeguards it has instituted. In addition, Bancorp relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached, information can be lost or misappropriated; this could result in financial loss or costs to Bancorp or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would have an adverse effect on Bancorp’s results of operations and financial condition. In addition, the Bank could suffer reputational damages which also could materially adversely affect Bancorp’s financial condition and results of operation.

Risks Related to Bancorp’s industry

Strong competition within Bancorp’s market area may limit the growth and profitability of the Company.

Competition in the banking and financial services industry is intense. The Fairfield County, Connecticut and the New York City metropolitan areas have a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of Bancorp’s competitors offer products and services that the Bank currently does not offer, such as private banking and trust services. Many of these competitors have substantially greater resources and lending limits than Bancorp and may offer certain services that it does not or cannot provide. Price competition for loans and deposits might result in the Bank earning less on its loans and paying more for deposits, which reduces net interest income. Bancorp expects competition to increase in the future as a result of legislative, regulatory and technological changes. Bancorp’s profitability depends upon its continued ability to successfully compete in its market area.

Government regulation may have an adverse effect on Bancorp’s profitability and growth.

Bancorp is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, or the OCC, as the Bank’s chartering authority, by the FDIC, as insurer of the deposits, and by the Federal Reserve Board as regulator of Bancorp. Changes in state and federal banking regulations or in federal monetary policy could adversely affect the Bank’s ability to maintain profitability and continue to grow. For example, new legislation or regulation could limit the manner in which Bancorp may conduct its business, including the Bank’s ability to obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. Many of these regulations are intended to protect depositors, the public and the FDIC, not shareholders. In addition, the burden imposed by federal and state regulations may place the Company at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations and enforcement policies that apply to Bancorp have been subject to significant, and sometimes retroactively applied, changes in recent years, and may change significantly in the future. Future legislation or government policy may also adversely affect the banking industry or Bancorp’s operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 6.	Exhibits

	No.	Description

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

10(a)(8)
Employment Agreement dated as of January 1, 2006 between Patriot National Bank and Marcus Zavattaro (incorporated by reference to Exhibit 10(a)(8) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-29599)).

10(a)(9)
License agreement dated July 1, 2003 between Patriot National Bank and L. Morris Glucksman (incorporated by reference to Exhibit 10(a)(9) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

10(a)(10)
Employment Agreement dated as of October 23, 2003 among the Bank, Bancorp and Charles F. Howell (incorporated by reference to Exhibit 10(a)(10 to Bancorp’s Annual Report on form 10-KSB for the year ended December 31, 2003 (Commission file No. 000-29599)).

No.	Description

10(a)(11)
Amendment No. 1 to the Amended and Restated Change of control Agreement, dated March 30, 2006, between Robert F. O’Connell and Patriot National Bank (incorporated by reference to Exhibit 10(a)(11) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-29599)).

10(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

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

May 15, 2006