Form 10-Q
period 2006-06-30
PATRIOT NATIONAL BANCORP INC
filed 2006-08-14
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC. (Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Common stock, $2.00 par value per share, 3,239,494 shares issued and outstanding as of the close of business July 31, 2006.

Transitional Disclosure Format (check one): Yes   No X

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	34

Part II	OTHER INFORMATION

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 6.	Exhibits	42

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$8,541,749	$7,220,577
Federal funds sold	13,600,000	6,500,000
Short term investments	169,065	2,247,028
Cash and cash equivalents	22,310,814	15,967,605

Available for sale securities (at fair value)	72,145,704	78,672,068
Federal Reserve Bank stock	1,022,950	1,022,300
Federal Home Loan Bank stock	2,727,200	1,296,700
Loans receivable (net of allowance for loan losses: 2006 $5,510,742;
2005 $4,588,335)	450,451,755	364,243,777
Accrued interest receivable	3,134,204	2,445,417
Premises and equipment	2,479,966	2,474,153
Deferred tax asset, net	2,842,018	2,675,595
Goodwill	930,091	930,091
Other assets	961,343	913,456
Total assets	$559,006,045	$470,641,162
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$50,892,491	$48,797,389
Interest bearing deposits	421,736,219	370,277,899
Total deposits	472,628,710	419,075,288
Federal Home Loan Bank borrowings	43,000,000	9,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	3,394,124	2,943,259
Total liabilities	527,270,834	439,266,547
Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued
Common stock, $2 par value: 60,000,000 shares authorized; shares
issued and outstanding: 2006 - 3,230,649; 2005 - 3,230,649	6,461,298	6,461,298
Additional paid-in capital	21,709,224	21,709,224
Retained earnings	4,940,372	4,308,242
Accumulated other comprehensive loss - net unrealized
loss on available for sale securities, net of taxes	(1,375,683)	(1,104,149)
Total shareholders' equity	31,735,211	31,374,615
Total liabilities and shareholders' equity	$559,006,045	$470,641,162

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest and Dividend Income
Interest and fees on loans	$8,311,861	$4,921,926	$15,510,351	$9,592,192
Interest and dividends on
investment securities	768,842	811,418	1,547,669	1,668,984
Interest on federal funds sold	71,889	75,702	134,664	142,326
Total interest and dividend income	9,152,592	5,809,046	17,192,684	11,403,502
Interest Expense
Interest on deposits	3,595,580	2,036,184	6,681,625	4,028,345
Interest on Federal Home Loan Bank
borrowings	422,407	151,419	607,805	223,462
Interest on subordinated debt	165,631	127,633	320,667	243,343
Interest on other borrowings	1,844	-	4,150	-
Total interest expense	4,185,462	2,315,236	7,614,247	4,495,150
Net interest income	4,967,130	3,493,810	9,578,437	6,908,352
Provision for Loan Losses	350,700	100,000	923,500	360,000
Net interest income after
provision for loan losses	4,616,430	3,393,810	8,654,937	6,548,352
Noninterest Income
Mortgage brokerage referral fees	312,832	511,658	679,638	975,457
Loan processing fees	86,633	104,812	153,850	183,343
Fees and service charges	143,211	156,481	288,410	284,402
Other income	38,653	47,930	89,696	88,693
Total noninterest income	581,329	820,881	1,211,594	1,531,895
Noninterest Expenses
Salaries and benefits	2,600,207	2,209,904	4,913,779	4,258,896
Occupancy and equipment expenses, net	689,470	492,102	1,335,574	985,316
Data processing and other outside services	383,975	244,027	807,265	484,267
Professional services	119,385	127,581	247,958	263,292
Advertising and promotional expenses	150,826	113,388	295,866	223,748
Loan administration and processing expenses	49,996	61,342	80,473	105,673
Other noninterest expenses	401,108	376,251	752,881	686,779
Total noninterest expenses	4,394,967	3,624,595	8,433,796	7,007,971
Income before income taxes	802,792	590,096	1,432,735	1,072,276
Provision for Income Taxes	295,000	239,000	526,000	434,000
Net income	$507,792	$351,096	$906,735	$638,276
Basic income per share	$0.16	$0.14	$0.28	$0.26
Diluted income per share	$0.16	$0.14	$0.28	$0.25
Dividends per share	$0.045	$0.030	$0.085	$0.075

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$507,792	$351,096	$906,735	$638,276

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period, net of taxes	(167,510)	359,644	(271,534)	(176,789)

Comprehensive income	$340,282	$710,740	$635,201	$461,487

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$906,735	$638,276
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	103,291	190,193
Provision for loan losses	923,500	360,000
Depreciation and amortization	310,659	283,337
Changes in assets and liabilities:
Increase (decrease) in deferred loan fees	415,593	(72,531)
Increase in accrued interest receivable	(688,787)	(190,286)
Increase in other assets	(47,887)	(185,966)
Increase in accrued expenses and other liabilities	434,712	91,215
Net cash provided by operating activities	2,357,816	1,114,238
Cash Flows from Investing Activities
Purchases of available for sale securities	-	(19,243,381)
Principal repayments on available for sale securities	5,985,116	10,225,465
Proceeds from maturities of available for sale securities	-	1,000,000
Purchase of Federal Reserve Bank Stock	(650)	(600)
Purchase of Federal Home Loan Bank Stock	(1,430,500)	-
Net increase in loans	(87,547,071)	(37,072,576)
Purchases of premises and equipment	(316,472)	(642,593)
Net cash used in investing activities	(83,309,577)	(45,733,685)
Cash Flows from Financing Activities
Net increase (decrease) in demand, savings and money market deposits	3,432,825	(5,278,673)
Net increase in time certificates of deposits	50,120,597	5,555,699
Proceeds from FHLB borrowings	54,718,000	31,001,000
Principal repayments of FHLB borrowings	(20,718,000)	(21,001,000)
Dividends paid on common stock	(258,452)	(174,153)
Proceeds from issuance of common stock	-	30,330
Net cash provided by financing activities	87,294,970	10,133,203
Net increase (decrease) in cash and cash equivalents	6,343,209	(34,486,244)

Cash and cash equivalents
Beginning	15,967,605	55,630,466
Ending	$22,310,814	$21,144,222

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$7,485,125	$4,484,662
Income Taxes	$934,020	$487,941

Supplemental disclosure of noncash investing and financing activities:

Unrealized holding loss on available for sale
securities arising during the period	$(437,957)	$(285,144)

Accrued dividends declared on common stock	$145,379	$99,576

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for the remaining quarters of 2006.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on net income.

Note 2.  Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	June 30,	December 31,
	2006	2005
U. S. Government Agency and
sponsored agency obligations	$16,317,613	$16,476,684
Mortgage-backed securities	49,828,091	56,195,384
Money market preferred
equity securities	6,000,000	6,000,000
Total Available For Sale Securities	$72,145,704	$78,672,068

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale securities at June 30, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agency and
sponsored agency obligations	$16,999,543	$-	$(681,930)	$16,317,613
Mortgage-backed securities	51,365,004	403	(1,537,316)	49,828,091
Money market preferred
equity securities	6,000,000	-	-	6,000,000
	$74,364,547	$403	$(2,219,246)	$72,145,704

At June 30, 2006, gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $403 and $2.2 million respectively. Of the securities with unrealized losses, there are eight U. S. Government agency or sponsored agency obligations and 26 mortgage-backed securities that have unrealized losses for a period in excess of twelve months with a combined current unrealized loss of $2.0 million. Management does not believe that any of the unrealized losses are other than temporary since they are the result of changes in the interest rate environment and they relate to debt and mortgage-backed securities issued by U. S. Government and U.S. Government sponsored agencies. Bancorp has the ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent negative effect on capital.

Note 3.  Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	June 30,	December 31,
	2006	2005
Real Estate
Commercial	$154,149,494	$129,178,889
Residential	94,409,384	77,391,833
Construction	165,888,865	107,232,587
Commercial	15,762,617	15,591,818
Consumer installment	1,349,051	1,106,648
Consumer home equity	25,637,414	39,097,450
Total Loans	457,196,825	369,599,225
Premiums on purchased loans	315,869	367,491
Net deferred fees	(1,550,197)	(1,134,604)
Allowance for loan losses	(5,510,742)	(4,588,335)
Total Loans	$450,451,755	$364,243,777

Analysis of Allowance for Loan Losses

The changes in the allowance for loan losses for the periods shown are as follows:

	Three Months Ended
	June 30,
(Thousands of dollars)	2006	2005
Balance at beginning of period	$5,161	$3,741
Charge-offs	(1)	-
Recoveries	-	-
Net (charge-offs) recoveries	(1)	-
Provision charged to operations	351	100
Balance at end of period	$5,511	$3,841
Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period.	(0.00%)	0.00%

	Six Months Ended
	June 30,
(Thousands of dollars)	2006	2005
Balance at beginning of period	$4,588	$3,481
Charge-offs	(1)	-
Recoveries	-	-
Net (charge-offs) recoveries	(1)	-
Provision charged to operations	924	360
Balance at end of period	$5,511	$3,841
Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period.	(0.00%)	0.00%

Note 4.  Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	June 30,	December 31,
	2006	2005

Noninterest bearing	$50,892,491	$48,797,389

Interest bearing
NOW	33,608,829	25,383,234
Savings	25,206,094	20,089,889
Money market	45,794,695	57,798,772
Time certificates, less than $100,000	196,085,934	168,565,756
Time certificates, $100,000 or more	121,040,667	98,440,248
Total interest bearing	421,736,219	370,277,899
Total Deposits	$472,628,710	$419,075,288

Note 5.  Borrowings

In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $73.5 million in additional advances from the Federal Home Loan Bank of Boston which includes a $2.0 million overnight line of credit. The Bank also has arranged a $3.0 million overnight line of credit from a correspondent bank and $10.0 million under a repurchase agreement; no amounts were outstanding under these two arrangements at June 30, 2006.

Note 6.  Income per share

Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Bancorp relate to outstanding stock options and are determined using the treasury stock method. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three and six months ended June 30, 2006 and 2005.

Quarter ended June 30, 2006

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$507,792	3,230,649	$0.16
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	28,668	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$507,792	3,259,317	$0.16

Quarter ended June 30, 2005

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$351,096	2,489,391	$0.14
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	50,364	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$351,096	2,539,755	$0.14

Six months ended June 30, 2006

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$906,735	3,230,649	$0.28
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	26,700	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$906,735	3,257,349	$0.28

Six months ended June 30, 2005

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$638,276	2,488,247	$0.26
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	48,886	(0.01)
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$638,276	2,537,133	$0.25

Note 7.  Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount

Unrealized holding loss
arising during the period	$(270,177)	$102,667	$(167,510)	$(437,957)	$166,423	$(271,534)

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding loss on
available for sale securities,
net of taxes	$(270,177)	$102,667	$(167,510)	$(437,957)	$166,423	$(271,534)

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount

Unrealized holding gain (loss)
arising during the period	$580,071	$(220,427)	$359,644	$(285,144)	$108,355	$(176,789)

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding gain (loss)
on available for sale securities,
net of taxes	$580,071	$(220,427)	$359,644	$(285,144)	$108,355	$(176,789)

Note 8.  Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2006:

Commitments to extend credit:
Future loan commitments	$ 46,792,997
Unused lines of credit	44,465,780
Undisbursed construction loans	74,627,582
Financial standby letters of credit	264,483
$ 166,150,842

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception. No liability related to guarantees was required to be recorded at June 30, 2006.

Note 9.     Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). Under SFAS 123R, companies are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 whereby compensation cost charged to expense, if any, was the excess of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee would pay to acquire the stock. Instead, under SFAS 123R companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statements of income. This statement applies to all awards granted, modified, repurchased or cancelled after the required effective date.

The Company adopted SFAS 123R, effective January 1, 2006, using the modified prospective transition method; this may impact the amount of compensation expense recorded in future financial statements if the Company grants share-based compensation to employees or directors in the future.

Stock Options

On August 17, 1999, the Bank adopted a stock option plan (the “Plan”) for employees and directors, under which both incentive and non-qualified stock options were granted, and subsequently the Company assumed all obligations related to such options. The Plan provided for the grant of 110,000 non-qualified and incentive stock options in 1999 to certain directors of the Company, with an exercise price equal to the market value of the Company’s stock on the date of the grant. Such options were immediately exercisable and expire if unexercised ten years after the date of the grant. The Company has reserved 73,000 shares of common stock remaining for issuance under the Plan. No additional options may be granted under the Plan.

A summary of the status of the stock options at June 30, 2006 and 2005 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of shares	Price	Life (in years)

June 30, 2006
Outstanding, January 1, 2006	73,000	$ 10.13	3.7
Exercised	-
Outstanding, June 30, 2006	73,000	10.13	3.2

Exercisable at June 30, 2006	73,000	10.13	3.2

June 30, 2005
Outstanding, January 1, 2005	110,000	$ 10.13	4.7
Exercised	3,000	10.11
Outstanding, June 30, 2005	107,000	10.13	4.2

Exercisable at June 30, 2005	107,000	10.13	4.2

The intrinsic value of options outstanding and exercisable at June 30, 2006 and 2005 was $1,333,491 and $964,819, respectively. There were no options exercised during the six months ended June 30, 2006. The intrinsic value of options exercised during the six months ended June 30, 2005 was $24,663. There are no pro forma disclosures required for the six months ended June 20, 2006 and 2005, because there was no compensation expense attributed to these periods as no awards were granted or vested under this Plan during these periods.

The provisions of SFAS 123R have had no impact on existing plans under the employment agreements discussed below:

President’s Agreement

Under the terms of a previous employment agreement, which expired on October 23, 2003 (“the Agreement”) between the Company and the President, the Agreement provided that the Company grants shares of the Company’s common stock to the President on December 31, 2000, and annually thereafter through December 31,  2003. The number of shares was based on 30% of the President’s base salary for the preceding annual employment period. Compensation costs for grants through 2002 were recognized over the period ending with the expiration date of the Agreement and compensation cost for the 2003 grant is being recognized over the term of his current employment agreement. This stock grant has been settled in cash in each year from 2001 through 2005 and is anticipated to settle in cash until fully settled. The expense charged to operations related to this component of the Agreement was $16,794 and $6,813, respectively, for the three months ended June 30, 2006 and 2005, respectively, and $29,376 and $13,626, respectively, for the six months ended June 30, 2006 and 2005, respectively.

The Agreement also provided for the grant of options to purchase a minimum of 10,000 shares of the Company’s common stock on December 31, 2000, and annually thereafter through December 31, 2003. In the event that the Company did not have stock options available to grant at any of these dates, which was the case at December 31, 2000, 2001, 2002 and 2003, the President was able to elect, on a future determination date, to be chosen by the President, to receive cash compensation in the future equal to the difference between the value of the Company’s stock at the time the options would have been granted, and the value of the Company’s stock on the determination date. The expense charged to operations for the option component of the Agreement was $44,562 and $18,885, respectively, for the three months ended June 30, 2006 and 2005, respectively, and $71,625 and $37,770, respectively, for the six months ended June 30, 2006 and 2005, respectively.

Stock Appreciation Rights Plan

During 2001, the Company adopted the Patriot National Bancorp, Inc. 2001 Stock Appreciation Rights Plan (the “SAR Plan”), providing for the grant by the Company of stock appreciation rights to officers of the Company.  Stock appreciation rights entitle the officers to receive, in cash or Company common stock, the appreciation in value of the Company’s common stock from the date of the grant. Each award vests at the rate of 20% per year from the date of the grant. Any unexercised rights will expire ten years from the date of grant. During 2001, the Company granted 18,000 stock appreciation rights to three officers. The expense charged to operations under the SAR Plan was $48,084 and $14,535, respectively, for the three months ended June 30, 2006 and 2005, respectively, and $66,984 and $29,070, respectively, for the six months ended June 30, 2006 and 2005, respectively.

Note 10.    Segment Reporting

Bancorp provides its commercial customers with products such as commercial mortgage and construction loans, working capital loans, equipment loans and other business financing arrangements, and provides its consumer customers with residential mortgage loans, home equity loans and other consumer installment loans. Bancorp also attracts deposits from both consumer and commercial customers, and invests such deposits in loans, investments and working capital. Revenues are generated primarily from net interest income from lending, investment and deposit activities. Additional revenues are derived from loan brokerage and application processing fees through the solicitation and processing of conventional mortgage loans, deposit account transaction based fees and service charges and other loan origination and processing fees.

Bancorp’s loan and deposit customers are primarily residents and businesses located in the Connecticut communities in which Bancorp has branches, as well as, in bordering communities. Its lending customers extend beyond these areas and also include other nonadjacent towns in Fairfield County, Connecticut and towns in Westchester County, New York.

Bancorp’s customer base is diversified. There is not a concentration of either loans or deposits from a single person or groups of individuals or within a single industry or groups of industries. Bancorp is not dependent on one or a few significant customers for either its loan or deposit activities, the loss of any one of which would have a material adverse impact on its business.

Prior to April 1, 2006, Bancorp had two reportable segments: commercial banking and mortgage brokerage activities. The operations of the mortgage broker have been fully integrated into the operations of the commercial bank. The activities of the former mortgage broker segment have expanded to include the products and services of the former commercial banking segment and developed such that they are indistinguishable from the lending activities of the commercial bank. Any such separate financial disclosures would be consistent with those presented in the financial statements.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial services companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services that are impracticable for Bancorp to provide, (7) the effects of Bancorp's opening of branches, including a new branch in New York State, (8) the effect of any decision by Bancorp to engage in any new business activities and (9) the ability of Bancorp to timely and successfully deploy the capital raised in the 2005 Rights Offering and any future offerings. Other such factors may be described in Bancorp's future filings with the SEC.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Bancorp’s net income of $508,000 ($0.16 basic and diluted income per share) for the quarter ended June 30, 2006 represents an increase of $157,000, or 45%, as compared to net income of $351,000 ($0.14 basic and diluted income per share) for the quarter ended June 30, 2005. For the six-month period ended June 30, 2006, net income of $907,000 ($0.28 basic and diluted income per share) represents an increase of $269,000, or 42%, as compared to net income of $638,000 ($0.26 basic income per share and $0.25 diluted income per share) for the six months ended June 30, 2005.

Total assets increased $88.4 million from $470.6 million at December 31, 2005 to $559.0 million at June 30, 2006. Cash and cash equivalents increased $6.3 million to $22.3 million at June 30, 2006 as compared to $16.0 million at December 31, 2005. The available for sale securities portfolio decreased $6.6 million to $72.1 million at June 30, 2006 from $78.7 million at December 31, 2005. The net loan portfolio increased $86.3 million from $364.2 million at December 31, 2005 to $450.5 million at June 30, 2006. Deposits increased $53.5 million to $472.6 million at June 30, 2006 from $419.1 million at December 31, 2005. Borrowings increased $34.0 million from $17.2 million at December 31, 2005 to $51.2 million at June 30, 2006.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $88.4 million, or 19%, from $470.6 million at December 31, 2005 to $559.0 million at June 30, 2006. The growth in the balance sheet was funded by an increase in both deposits and borrowings as discussed below. Cash and cash equivalents increased $6.3 million, or 40%, to $22.3 million at June 30, 2006 as compared to $16.0 million at December 31, 2005. Cash and due from banks and federal funds sold increased $1.3 million and $7.1 million, respectively, while short term investments decreased $2.1 million.

Investments

Available for sale securities decreased $6.6 million, or 8%, from $78.7 million at December 31, 2005 to $72.1 million at June 30, 2006. The decrease in the portfolio is due to principal payments on mortgage-backed securities.

Loans

Bancorp’s net loan portfolio increased $86.3 million, or 24%, from $364.2 million at December 31, 2005 to $450.5 million at June 30, 2006 primarily due to an increase in construction loans of $58.7 million, an increase in commercial real estate loans of $25.0 million and an increase in residential real estate loans of $17.0 million, all of which increases resulted directly from our strategy to expand these loan categories in our total loan portfolio, partially offset by a decrease in home equity loans of $13.5 million. Although short term interest rates have increased, the growth in loans reflects the continued strong real estate markets in the Fairfield County, Connecticut and Westchester County, New York areas where the Bank primarily conducts its lending business.

At June 30, 2006, the net loan to deposit ratio was 95% and the net loan to total assets ratio was 81%. At December 31, 2005, the net loan to deposit ratio was 87% and the net loan to total assets ratio was 77%. Based on loan applications in process and the recent and planned hiring of additional loan officers, management anticipates continued loan growth during the remainder of 2006.

Allowance for Loan Losses

Management believes the allowance for loan losses of $5.5 million at June 30, 2006, which represents 1.21% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2005, the allowance for loan losses was $4.6 million or 1.25% of gross loans outstanding.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	June 30,	December 31,
(Thousands of dollars)	2006	2005
Loans delinquent over 90
days still accruing	$734	$275
Non-accruing loans	4,462	1,935
Total	$5,196	$2,210
% of Total Loans	1.14%	0.60%
% of Total Assets	0.93%	0.47%

Potential Problem Loans

The $4.5 million in non-accruing loans at June 30, 2006 was comprised of three loans. One loan in the amount of $1.1 million matured in June 2005. The borrower has continued to make principal and interest payments on this loan. However, the borrower is currently in bankruptcy proceedings. The Bank expects that the borrower will seek other financing upon emerging from bankruptcy which is anticipated will be used to repay the outstanding indebtedness due to the Bank.  While no assurances can be given, the Bank expects this will occur during the fourth quarter of 2006. The remaining two loans in the aggregate amount of $3.4 million are in the process of collection and are adequately collateralized. In July 2006, the Bank obtained a judgment for strict foreclosure on one of these loans in the amount of $840,000, with an effective date of September 26, 2006 and a judgment on the second loan in the amount of $2.6 million, with an effective date of December 2, 2006.  At June 30, 2006, Bancorp had no loans, other than those disclosed in the table above, for which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits increased $53.5 million or 13% from $419.1 million at December 31, 2005 to $472.6 million at June 30 2006. Noninterest bearing deposits increased $2.1, million or 4%; increases in commercial demand accounts and personal checking accounts of $2.0 million and $0.5 million, respectively, were partially offset by a decrease in internal accounts of $0.5 million. Interest bearing deposits increased $51.4 million or 14% from $370.3 million at December 31, 2005 to $421.7 million at June 30, 2006. NOW accounts increased $8.0 million or 32% as compared to December 31, 2005; increases in attorney escrow accounts and municipal accounts, transferred from money markets, of $8.0 million and $1.5 million, respectively, were partially offset by decreases in other NOW account products of $1.3 million. Money market fund accounts decreased $12.0 million, or 21%, from $57.8 million at December 31, 2005 to $45.8 million at June 30, 2006; an increase in certificate of deposit rates offered by both the Bank and its competitors induced money market fund account holders to transfer funds to higher rate certificates of deposit; additionally, as indicated above municipal money market accounts decreased $1.3 million as a result of a transfer to a NOW account. Certificates of deposit increased $50.1 million, or 19%, from $267.0 million at December 31, 2005 to $317.1 million at June 30, 2006. The growth in certificates of deposit was the result of the competitive rates the Bank continues to offer in order to grow deposits as well as to remain a viable source of deposit products in its market which is becoming increasingly more competitive; these higher rates also prompted some money market account holders to transfer funds to certificates of deposit.

Borrowings

At June 30, 2006, total borrowings were $51.2 million. This represents an increase of $34.0 million compared to total borrowings of $17.2 million at December 31, 2005. The increase in borrowings supplemented deposit inflow in order to fund loan demand.

Capital

Capital increased $361,000, as income for the first six months was partially offset by the declaration of the quarterly dividends and an increase in the unrealized loss on available for sale securities.

Off-Balance Sheet Arrangements

There were no significant changes in Bancorp’s off-balance sheet arrangements which primarily consist of commitments to lend, during the quarter and six months ended June 30, 2006.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended June 30,
	Average Balance	2006 Interest Income/ Expense	Average Rate	Average Balance	2005 Interest Income/ Expense	Average Rate
	(dollars in thousands)
Interest earning assets:
Loans	$439,255	$8,312	7.57%	$296,628	$4,922	6.64%
Federal funds sold and
other cash equivalents	6,199	76	4.90%	17,674	124	2.81%
Investments	77,608	765	3.94%	89,089	763	3.43%
Total interest
earning assets	523,062	9,153	7.00%	403,391	5,809	5.76%

Cash and due from banks	6,717			4,976
Premises and equipment, net	2,347			2,111
Allowance for loan losses	(5,284)			(3,760)
Other assets	6,712			6,536
Total Assets	$533,554			$413,254

Interest bearing liabilities:
Deposits	$404,769	$3,596	3.55%	$321,639	$2,036	2.53%
FHLB advances	33,593	422	5.02%	18,000	151	3.36%
Subordinated debt	8,248	166	8.05%	8,248	128	6.21%
Other borrowings	148	2	5.41%	-	-	-
Total interest
bearing liabilities	446,758	4,186	3.75%	347,887	2,315	2.66%

Demand deposits	50,496			42,312
Accrued expenses and
other liabilities	4,108			2,930
Shareholders’equity	32,192			20,125
Total liabilities and equity	$533,554			$413,254

Net interest income		$4,967			$3,494
Interest margin			3.80%			3.46%
Interest spread			3.25%			3.10%

	Six months ended June 30,
	Average Balance	2006 Interest Income/ Expense	Average Rate	Average Balance	2005 Interest Income/ Expense	Average Rate
	(dollars in thousands)

Interest earning assets:
Loans	$414,761	$15,510	7.48%	$292,072	$9,592	6.57%
Federal funds sold and
other cash equivalents	6,230	144	4.62%	19,489	241	2.47%
Investments	78,775	1,539	3.90%	89,461	1,570	3.51%
Total interest
earning assets	499,766	17,193	6.88%	401,022	11,403	5.69%

Cash and due from banks	6,148			4,755
Premises and equipment, net	2,337			2,056
Allowance for loan losses	(5,072)			(3,671)
Other assets	6,528			6,216
Total Assets	$509,707			$410,378

Interest bearing liabilities:
Deposits	$391,995	$6,682	3.41%	$323,816	$4,028	2.49%
FHLB advances	25,084	608	4.86%	13,083	223	3.41%
Subordinated debt	8,248	320	7.78%	8,248	243	5.89%
Other borrowings	171	4	4.68%	-	-	-
Total interest
bearing liabilities	425,498	7,614	3.58%	345,147	4,494	2.60%

Demand deposits	48,065			42,169
Accrued expenses and
other liabilities	4,160			2,981
Shareholders’equity	31,984			20,081
Total liabilities and equity	$509,707			$410,378

Net interest income		$9,579			$6,909
Interest margin			3.83%			3.45%
Interest spread			3.30%			3.09%

The following rate volume analysis reflects the changes in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to volume includes changes in interest attributable to mix.

	Three months ended June 30, 2006 vs. 2005 Fluctuations in Interest Income/Expense Due to change in:			Six months ended June 30, 2006 vs. 2005 Fluctuations in Interest Income/Expense Due to change in:

	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest earning assets:
Loans	$2,624	$766	$3,390	$4,438	$1,480	$5,918
Federal funds sold and
other cash equivalents	(277)	229	(48)	(245)	148	(97)
Investments	(363)	365	2	(370)	338	(32)
Total interest
earning assets	1,984	1,360	3,344	3,823	1,966	5,789

Interest bearing liabilities:
Deposits	609	951	1,560	962	1,692	2,654
FHLB advances	172	99	271	264	122	386
Subordinated debt	-	38	38	-	78	78
Other borrowings	2	-	2	4	-	4
Total interest
bearing liabilities	783	1,088	1,871	1,230	1,892	3,122

Net interest income	$1,201	$272	$1,473	$2,593	$74	$2,667

An increase in average interest earning assets of $119.7 million, or 30%, combined with an increase in interest rates increased Bancorp’s interest income $3.3 million or 58% for the quarter ended June 30, 2006 as compared to the same period in 2005. Interest and fees on loans increased $3.4 million, or 69%, from $4.9 million for the quarter ended June 30, 2005 to $8.3 million for the quarter ended June 30, 2006. This increase was primarily the result of the increase in the average outstanding balances of the loan portfolio followed by the impact of the increase in interest rates. Interest income on investments remained relatively stable; the decrease in interest income from the reduction in the portfolio due to principal payments on mortgage backed securities was offset by an increase in the interest rates on the remaining portfolio. Interest income on federal funds and other cash equivalents decreased as a result of a decrease in the average balances partially offset by an increase in short term interest rates. For the six months ended June 30, 2006, interest and dividend income was $17.2 million which represents an increase of $5.8 million, or 51%, as compared to interest and dividend income of $11.4 million for the same period last year. This increase was due to the reasons cited earlier.

Total interest expense for the quarter ended June 30, 2006 of $4.2 million represents an increase of $1.9 million or 81% as compared to the same period last year. The increase in interest expense is primarily the result of higher interest rates paid on interest bearing liabilities; an increase in total average interest bearing liabilities of $98.9 million, or 28%, also contributed to the increase in interest expense. The increase in interest rates combined with the increase in the average balances of deposit accounts of $83.1 million, or 26%, resulted in an increase in interest expense of $1.6 million, or 76%. Average FHLB advances increased $15.6 million or 87%; this increase in average balances combined with the increase in interest paid on FHLB advances resulted in an increase in interest expense of $271,000, or 179%. The increase in the index to which the junior subordinated debt is tied resulted in an increase in interest expense of $38,000, or 30%. For the six months ended June 30, 2006 total interest expense increased $3.1 million, or 69%, to $7.6 million from $4.5 million for the six months June 30, 2005. This increase in interest expense was due to the reasons cited earlier.

As a result of the above, Bancorp’s net interest income increased $1.5 million, or 42%, to $5.0 million for the three months ended June 30 2006 as compared to $3.5 million for the same period last year. Net interest income increased $2.7 million, or 39%, to $9.6 million for the six months ended June 30, 2006 as compared to $6.9 million for the six months ended June 30, 2005.

Provision for loan losses

The provision for loan losses charged to operations for the quarter ended June 30, 2006 was $351,000 as compared to $100,000 for the same period last year. For the six months ended June 30, 2006, the provision for loan losses was $924,000 as compared to $360,000 for the six months ended June 30, 2005. These increases were due to the growth in the loan portfolio and the credit risk factors assigned thereto and not to any adverse changes in the credit quality of the loan portfolio or in non-performing loans.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Noninterest income

Noninterest income decreased $240,000, or 29%, from $821,000 for the quarter ended June 30, 2005 to $581,000 for the three months ended June 30, 2006. A decrease in the volume of loans placed with outside investors resulted in a decrease in mortgage brokerage and referral fee income of $199,000 and a decrease in loan origination and processing fee income of $18,000. Fees and service charges for the three months ended June 30, 2006 decreased $13,000, or 8%, as compared to the same period last year. This decrease was primarily due to a decrease in the volume of insufficient and uncollected funds transactions. Other income decreased $ 9,000 as compared to the same period last year which reflected the settlement of an insurance claim.

For the six months ended June 30, 2006, noninterest income decreased $320,000, or 21%, to $1.2 million as compared to $1.5 million for the six months ended June 30, 2005. This decrease was due to the reasons cited above.

Noninterest expenses

Noninterest expenses increased $770,000, or 21%, to $4.4 million for the quarter ended June 30, 2006 from $3.6 million for the quarter ended June 30, 2005. Salaries and benefits expense increased $390,000, or 18%, to $2.6 million for the quarter ended June 30, 2006 from $2.2 million for the quarter ended June 30, 2005. This increase was primarily due to staff additions, including the full year impact of those associated with an additional branch location established in June 2005, as compared to last year, as well as to increases in loan and deposit production sales and incentive compensation and salary increases made during the last quarter of 2005. Occupancy and equipment expense, net, increased $197,000, or 40%, to $689,000 for the quarter ended June 30, 2006 from $492,000 for the quarter ended June 30, 2005 due to the establishment of an additional branch location during the second quarter of 2005, the leasing of additional space for the Bank’s lending and credit administration functions during the last quarter of 2005, lease expense during 2006 for branches under renovation and a new metropolitan New York loan production office. Data processing and other outside services increased $140,000, or 57%, from $244,000 for the three months ended June 30, 2005 to $384,000 for the three months ended June 30, 2006 primarily due to an increase in personnel placement fees, information technology consulting and data processing expenses. The increase in data processing expenses was a result of the growth in the branch network as well increased ongoing maintenance charges for the implementation of new products and services. Advertising and promotional expenses increased $37,000, or 33%, to $151,000 for the three months ended June 30, 2006 from $113,000 for the three months ended June 30, 2005.

For the six months ended June 30, 2006, noninterest expenses increased $1.4 million, or 20%, to $8.4 million as compared to $7.0 million for the six months ended June 30, 2005. Salaries and benefits expense increased $655,000, or 15%, to $4.9 million; occupancy and equipment expense, net increased $350,000, or 36%. Data processing and other outside services and advertising and promotional expenses increased $323,000 and $72,000, respectively, for the six months ended June 30, 2006 as compared to the same period last year. These increases were due to similar reasons cited earlier.

Income Taxes

Bancorp recorded income tax expense of $295,000 for the quarter ended June 30, 2006 as compared to $239,000 for the quarter ended June 30, 2005. For the six months ended June 30, 2006, income tax expense was $526,000 as compared to $434,000 for the same period last year. These changes were related primarily to the change in pre-tax income and the exclusion for state tax purposes of certain holding company expenses. The effective tax rates for the quarters ended June 30, 2006 and June 30, 2005 were 37% and 40%, respectively; the effective tax rates for the six months ended June 30, 2006 and June 30, 2005 were 37% and 40%, respectively.

LIQUIDITY

Bancorp's liquidity ratio was 17% and 25% at June 30, 2006 and 2005, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at June 30, 2006 and December 31, 2005 respectively:

	June 30,2006	December 31, 2005
Total Risk-based Capital	10.84%	12.70%
Tier 1 Risk-based Capital	9.59%	11.45%
Leverage Capital	7.53%	8.56%

The following table illustrates the Bank’s regulatory capital ratios at June 30, 2006 and December 31, 2005 respectively:

	June 30, 2006	December 31, 2005
Total Risk-based Capital	10.70%	12.52%
Tier 1 Risk-based Capital	9.45%	11.27%
Leverage Capital	7.42%	8.42%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be “well capitalized” at June 30, 2006 under applicable regulations. To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

The decrease in capital ratios is due to the growth of the Bank. Management continuously assesses the adequacy of the Bank’s capital to ensure that the Bank remains a “well capitalized” institution. Management’s strategic and capital plans contemplate various options to maintain the “well capitalized” classification. The Bank’s growth will require the Bank to raise capital in the near future.

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

The exposure to interest rate risk is monitored by the Management Asset and Liability Committee consisting of senior management personnel. The committee meets on a monthly basis, but may convene more frequently as conditions dictate. The committee reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. This committee reports to the Board of Directors on a monthly basis regarding its activities. In addition to the Management Asset and Liability Committee, there is a Board Asset and Liability Committee (“ALCO”) which meets quarterly. ALCO monitors the interest rate risk analyses, reviews investment transaction during the period and determines compliance with Bank policies.

Quantitative Aspects of Market Risk

Management analyzes Bancorp’s interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation and GAP analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period.

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

Simulation analysis is only an estimate of Bancorp’s interest rate risk exposure at a particular point in time. Management regularly reviews the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

Management has established interest rate risk guidelines measured by behavioral GAP analysis calculated at the one year cumulative GAP level and a net interest income and economic value of portfolio equity simulation model measured by a 200 basis point interest rate shock.

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation. The calculations use projected repricings of assets and liabilities at June 30, 2006 and December 31, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis Points	Interest Rate Risk Guidelines	June 30, 2006	December 31, 2005

Gap percentage total		+/-15%	4.39%	4.98%
Net interest income	200	+/-15%	9.14%	14.49%
	-200	+/-15%	-11.23%	-14.24%
Net portfolio value	200	+/-25%	-6.61%	0.45%
	-200	+/-25%	-1.55%	-7.89%

Bancorp benefited in the first half of 2006 from a rising interest rate environment as assets re-priced faster than liabilities and, combined with a 24% increase in the loan portfolio, resulted in an expanding net interest margin. These factors contributed to higher levels of net interest income and net portfolio value in the base case scenario at June 30, 2006 as compared to December 31, 2005 using Bancorp’s interest income simulation model. Bancorp’s interest rate risk position was within all of its interest rate risk guidelines at June 30, 2006. The interest rate risk position is monitored on an ongoing basis and management reviews strategies to maintain all categories within guidelines.

The table below sets forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases. The analyses indicate the rate risk embedded in Bancorp’s portfolio at the dates indicated should all interest rates instantaneously rise or fall. The results are derived by adding to or subtracting from all current rates; however, there are certain limitations to these types of analyses. Rate changes are rarely instantaneous and these analyses may also overstate the impact of short term repricings.

	Net Interest Income and Economic Value Summary Performance June 30,2006
	Net Interest Income			Net Portfolio Value
Projected Interest Rate Scenario	Estimated Value	$Change from Base	%Change from Base	Estimated Value	$Change from Base	%Change from Base
+200	20,874	1,748	9.14%	45,944	(3,250)	-6.61%
+100	20,014	888	4.64%	47,888	(1,306)	-2.65%
BASE	19,126			49,194
-100	18,179	(946)	-4.95%	49,950	756	1.54%
-200	16,979	(2,147)	-11.23%	48,429	(765)	-1.55%

	December 31, 2005
	Net Interest Income			Net Portfolio Value
Projected Interest Rate Scenario	Estimated Value	$Change from Base	%Change from Base	Estimated Value	$Change from Base	%Change from Base
+200	18,650	2,360	14.49%	47,153	211	0.45%
+100	17,478	1,188	7.29%	47,606	664	1.41%
BASE	16,290			46,942
-100	15,115	(1,175)	-7.22%	45,432	(1,510)	-3.22%
-200	13,970	(2,320)	-14.24%	43,239	(3,703)	-7.89%

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1A. Risk Factors

Management intends to continue Bancorp’s emphasis on growth over earnings for the foreseeable future.

Management has actively sought growth of the institution in recent years by opening additional branches, initiating internal growth programs, and completing one acquisition of a mortgage company. Bancorp may not be able to sustain its historical rate of growth or may not even be able to continue to grow at all. Various factors, such as economic conditions and competition, may impede or prohibit the Bank from opening new branches. In addition, Bancorp may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for acquisition. Sustaining Bancorp’s growth has placed significant demands on management as well as on administrative, operational and financial resources. For Bancorp to continue to grow, it must: attract and retain qualified management and experienced bankers, find suitable markets for expansion, find suitable, affordable branch office locations; attract funding to support additional growth; maintain high asset quality levels; maintain adequate regulatory capital; and maintain adequate controls.  Although management believes that earnings will increase as the franchise is expanded, earnings are expected to continue to be adversely affected by the costs associated with opening new branches and the time necessary to build a customer base in each new branch’s market area.

If Bancorp is unable to continue its historical levels of growth, or if growth comes at greater financial expense than has been incurred in the past, Bancorp may not be able to achieve its financial goals and profitability may be adversely affected.

Because Bancorp intends to increase its commercial real estate, construction and commercial business loan originations, its lending risk will increase, and downturns in the real estate market could adversely affect its earnings.

Commercial real estate, construction and commercial business loans generally have more risk than residential mortgage loans. Both commercial real estate and construction loans, for example, often involve larger loan balances concentrated with single borrowers or groups of related borrowers as compared to single-family residential loans. Construction loans are secured by the property under construction, the value of which is uncertain prior to completion. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and the related loan-to-value ratios. Speculative construction loans involve additional risk because the builder does not have a contract for the sale of the property at the time of construction.

Because the repayment of commercial real estate, construction and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. As of June 30, 2006, 76.3% Bancorp’s total loan portfolio was secured by real estate located in Fairfield County, Connecticut and Westchester County, New York. As a result, a downturn in the real estate market, especially within Bancorp’s market area, could adversely impact the value of properties securing these loans. Bancorp’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and Bancorp would be more likely to suffer losses on defaulted loans. As its commercial real estate, construction and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Bancorp’s business is subject to various lending and other economic risks that could adversely impact Bancorp’s results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown in Fairfield County, Connecticut and the New York metropolitan area, could hurt Bancorp’s financial performance. Bancorp’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes and changes in governmental monetary and fiscal policies and inflation, all of which are beyond Bancorp’s control. A deterioration in economic conditions, in particular an economic slowdown within Fairfield County, Connecticut and/or the New York metropolitan area, could result in the following consequences, any of which may hurt the business of Bancorp materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Bank’s products and services may decline; and assets and collateral associated with the Bank’s loans, especially real estate, may decline in value, thereby reducing a customer’s borrowing power.

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

Mortgage brokerage activity is also affected by interest rate fluctuations. Generally increases in interest rates often lead to decreases in home refinancing activity, thus reducing the number of mortgage loans that Bancorp originates.

Bancorp’s investment portfolio includes securities which are sensitive to interest rates and variations in interest rates may adversely impact Bancorp’s profitability.

At June 30, 2006, Bancorp’s securities portfolio aggregated $72.1 million, all of which was classified as available-for-sale, and was comprised of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, U.S. government agency securities and money market preferred equity securities. These securities amounted to approximately 12.9% of Bancorp’s total assets and are sensitive to interest rate fluctuations. The unrealized gains or losses in its available-for-sale portfolio are reported as a separate component of shareholders’ equity. As a result, future interest rate fluctuations may impact shareholders’ equity, causing material fluctuations from quarter to quarter. Failure to hold its securities until payments are received on mortgage-backed securities or until maturity on other investments or until market conditions are favorable for a sale could adversely affect Bancorp’s earnings and profitability.

Bancorp is dependent on its management team, and the loss of its senior executive officers or other key employees could impair its relationship with its customers and adversely affect its business and financial results.

Bancorp’s success is dependent upon the continued services and skills of Angelo De Caro, Charles F. Howell, Robert F. O’Connell, Philip W. Wolford and other senior officers including Martin G. Noble, its chief lender, Marcus Zavattaro, its residential lending sales manager, and John Kantzas, a founder and an executive vice president. While Bancorp has employment agreements containing non-competition provisions with Messrs. Howell,

O’Connell and Zavattaro, these agreements do not prevent any of them from terminating their employment with Bancorp. The unexpected loss of services of one or more of these key personnel could have an adverse impact on Bancorp’s business because of their skills, knowledge of Bancorp’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Bancorp’s success also depends, in part, on its continued ability to attract and retain experienced commercial lenders and residential mortgage originators, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect Bancorp’s growth strategy and prospects to the extent it is unable to replace such personnel. In the past year, Bancorp has hired several experienced commercial loan officers who have strong business relationships in order to expand and enhance its current deposit and commercial banking operations. Competition for commercial lenders and residential mortgage originators is strong within the commercial banking and mortgage banking industries, and Bancorp may not be successful in retaining or attracting additional personnel necessary to maintain its growth plans.

A breach of information security could negatively affect Bancorp’s earnings.

In order to conduct its business, Bancorp increasingly depends upon data processing, communications and information exchange on a variety of computing platforms and networks, and over the internet to conduct its business. Bancorp cannot be certain that all of its systems are entirely free from vulnerability to attack, despite safeguards it has instituted. In addition, Bancorp relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached, information can be lost or misappropriated; this could result in financial loss or costs to Bancorp or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would have an adverse effect on Bancorp’s results of operations and financial condition. In addition, the Bank’s reputation could be harmed, which also could materially adversely affect Bancorp’s financial condition and results of operation.

Risks Related to Bancorp’s industry

Strong competition within Bancorp’s market area may limit the growth and profitability of the Company.

Competition in the banking and financial services industry is intense. The Fairfield County, Connecticut and the New York City metropolitan areas have a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of Bancorp’s competitors offer products and services that the Bank currently does not offer, such as private banking and trust services. The Bank’s planned purchase of a small branch in New York City, New York and anticipated future expansion into Westchester County, New York, will expose the Bank to more competition and in markets where it is not well known. Many of these competitors have substantially greater resources and lending limits than Bancorp and may offer certain services that it does not or cannot provide. Price competition for loans and deposits might result in the Bank earning less on its loans and paying more for deposits, which reduces net interest income. Bancorp expects competition to increase in the future as a result of legislative, regulatory and technological changes. Bancorp’s profitability depends upon its continued ability to successfully compete in its market area.

Government regulation may have an adverse effect on Bancorp’s profitability and growth.

Bancorp is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, or the OCC, as the Bank’s chartering authority, by the FDIC, as insurer of the deposits, and by the Federal Reserve Board as regulator of Bancorp. Changes in state and federal banking laws and regulations or in federal monetary policies could adversely affect the Bank’s ability to maintain profitability and continue to grow. For example, new legislation or regulation could limit the manner in which Bancorp may conduct its business, including the Bank’s ability to obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. Many of these regulations are intended to protect depositors, the public and the FDIC, not shareholders. In addition, the burden imposed by federal and state regulations may place the Company at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations and enforcement policies that apply to Bancorp have been subject to significant, and sometimes retroactively applied, changes in recent years, and may change significantly in the future. Future legislation or government policy may also adversely affect the banking industry or Bancorp’s operations.

Changing regulation of corporate governance and public disclosure.

Recently enacted laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ rules, are adding to the responsibilities that companies such as Bancorp has. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could make compliance more difficult and result in higher costs due to ongoing revisions to disclosure and governance practices. Bancorp is committed to maintaining high standards of corporate governance and public disclosure. As a result, Bancorp’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, during the fiscal year ending December 31, 2007, Bancorp will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding its required assessment of its internal controls over financial reporting and its external auditors’ audit of that assessment.

In order to prepare for this, Bancorp will need to commit significant financial and managerial resources beginning in 2006. If Bancorp does not effectively comply with these laws, regulations and standards, its reputation may be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders (the “Annual Meeting”) of Patriot National Bancorp, Inc was held on June 14, 2006.

(b)	Not applicable pursuant to Instruction 3 to Item 4 of Part II of Form
10-Q.

(c)	The following is a brief description of the matters voted upon at the Annual Meeting and the number of votes cast for, against or withheld as well as the number of abstentions to each such matter:

(i) The election of nine directors for the ensuing year:

	For	Withheld Authority to Vote For

Angelo De Caro	2,994,655	10,314
John J. Ferguson	2,991,969	13,000
Brian A. Fitzgerald	2,994,655	10,314
John A. Geoghegan	2,994,655	10,314
L. Morris Glucksman	2,988,574	16,395
Charles F. Howell	2,994,509	10,460
Michael F. Intrieri	2,990,562	14,407
Robert F. O’Connell	2,991,106	13,863
Philip W. Wolford	2,978,131	26,838

(ii)	The ratification of an amendment to the Certificate of Incorporation of Bancorp to increase the authorized number of shares of common stock of Bancorp from 30,000,000 to 60,000,000.

For	Against	Abstain
2,949,367	40,734	14,868

(iii)	The consideration of a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for Bancorp for the year ending December 31, 2006.

For	Against	Abstain
2,979,398	16,252	9,319

    (d) Not applicable.

Item 6. Exhibits

No.	Description

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

10(a)(12)	2005 Director Stock Award Plan (filed herewith).

10(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

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

August 14, 2006