Form 10-Q
period 2006-09-30
PATRIOT NATIONAL BANCORP INC
filed 2006-11-14
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Yes ___ No    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer   X

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 4,739,494 shares issued and outstanding as of the close of business October 31, 2006.

Transitional Disclosure Format (check one): Yes ___ No X

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	36

Part II	OTHER INFORMATION

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceed	42

Item 6.	Exhibits	42

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$6,494,390	$7,220,577
Federal funds sold	38,500,000	6,500,000
Short term investments	30,249,645	2,247,028
Cash and cash equivalents	75,244,035	15,967,605

Available for sale securities (at fair value)	68,740,162	78,672,068
Federal Reserve Bank stock	1,022,950	1,022,300
Federal Home Loan Bank stock	2,727,200	1,296,700
Loans receivable (net of allowance for loan losses: 2006 $5,630,432;
2005 $4,588,335)	455,001,231	364,243,777
Accrued interest receivable	3,202,246	2,445,417
Premises and equipment	2,670,878	2,474,153
Deferred tax asset, net	2,522,801	2,675,595
Goodwill	930,091	930,091
Other assets	1,763,811	913,456
Total assets	$613,825,405	$470,641,162

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$50,928,672	$48,797,389
Interest bearing deposits	453,575,146	370,277,899
Total deposits	504,503,818	419,075,288
Federal Home Loan Bank borrowings	34,000,000	9,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	3,743,998	2,943,259
Total liabilities	550,495,816	439,266,547

Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued
Common stock, $2 par value: 60,000,000 shares authorized; shares
issued and outstanding: 2006 - 4,739,494; 2005 - 3,230,649	9,478,988	6,461,298
Additional paid in capital	49,307,949	21,709,224
Retained earnings	5,397,507	4,308,242
Accumulated other comprehensive income - net unrealized
loss on available for sale securities, net of taxes	(854,855)	(1,104,149)
Total shareholders' equity	63,329,589	31,374,615
Total liabilities and shareholders' equity	$613,825,405	$470,641,162

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest and Dividend Income
Interest and fees on loans	$8,962,195	$5,536,477	$24,472,546	$15,128,669
Interest and dividends
on investment securities	743,068	814,647	2,290,737	2,483,631
Interest on federal funds sold	151,591	88,134	286,255	230,460
Total interest and dividend income	9,856,854	6,439,258	27,049,538	17,842,760

Interest Expense
Interest on deposits	4,152,620	2,514,851	10,834,245	6,543,197
Interest on Federal Home Loan Bank borrowings	491,319	80,024	1,099,124	303,485
Interest on subordinated debt	177,013	136,924	497,680	380,267
Interest on other borrowings	648	1,312	4,798	1,312
Total interest expense	4,821,600	2,733,111	12,435,847	7,228,261

Net interest income	5,035,254	3,706,147	14,613,691	10,614,499

Provision for Loan Losses	116,500	350,000	1,040,000	710,000

Net interest income after
provision for loan losses	4,918,754	3,356,147	13,573,691	9,904,499

Noninterest Income
Mortgage brokerage referral fees	373,299	673,029	1,052,937	1,648,487
Loan processing fees	64,862	125,635	218,712	308,978
Fees and service charges	166,749	143,793	455,159	428,195
Other income	27,653	43,125	117,349	131,818
Total noninterest income	632,563	985,582	1,844,157	2,517,478

Noninterest Expenses
Salaries and benefits	2,795,341	2,393,739	7,709,120	6,652,635
Occupancy and equipment expense, net	694,925	538,645	2,030,499	1,523,961
Data processing and other outside services	293,358	333,024	1,100,622	817,291
Professional services	125,269	120,170	373,227	383,461
Advertising and promotional expenses	152,906	112,459	448,772	336,206
Loan administration and processing expenses	46,286	47,839	126,759	153,511
Other noninterest expenses	382,594	324,142	1,135,477	1,010,924
Total noninterest expenses	4,490,679	3,870,018	12,924,476	10,877,989

Income before income taxes	1,060,638	471,711	2,493,372	1,543,988

Provision for Income Taxes	390,000	191,000	916,000	625,000

Net income	$670,638	$280,711	$1,577,372	$918,988

Basic income Per Share	$0.20	$0.11	$0.49	$0.37

Diluted income Per Share	$0.20	$0.11	$0.48	$0.36

Dividends per share	$0.045	$0.040	$0.130	$0.115
See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$670,638	$280,711	$1,577,372	$918,988

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period, net of taxes	520,829	(284,657)	249,294	(461,446)

Comprehensive income (loss)	$1,191,467	$(3,946)	$1,826,666	$457,542

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid-In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

Nine months ended September 30, 2005
Balance at December 31, 2004	2,486,391	$4,972,782	$11,830,173	$3,346,718	$(393,239)	$19,756,434

Comprehensive income
Net income				918,988		918,988
Unrealized holding loss on available
for sale securities, net of taxes					(461,446)	(461,446)
Total comprehensive income						457,542

Dividends				(315,876)		(315,876)

Issuance of capital stock	742,883	1,485,766	9,859,905			11,345,671

Balance, September 30, 2005	3,229,274	$6,458,548	$21,690,078	$3,949,830	$(854,685)	$31,243,771

Nine months ended September 30, 2006
Balance at December 31, 2005	3,230,649	$6,461,298	$21,709,224	$4,308,242	$(1,104,149)	$31,374,615

Comprehensive income
Net income				1,577,372		1,577,372
Unrealized holding gain on available
for sale securities, net of taxes					249,294	249,294
Total comprehensive income						1,826,666

Dividends				(488,107)		(488,107)

Issuance of capital stock	1,508,845	3,017,690	27,598,725			30,616,415

Balance, September 30, 2006	4,739,494	$9,478,988	$49,307,949	$5,397,507	$(854,855)	$63,329,589

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash Flows from Operating Activities
Net income	$1,577,372	$918,988
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	181,110	298,196
Provision for loan losses	1,040,000	710,000
Depreciation and amortization	461,119	441,315
Directors fees paid by issuance of common stock	24,928	-
Changes in assets and liabilities:
Increase (decrease) in deferred loan fees	348,296	(86,946)
Increase in accrued interest receivable	(756,829)	(483,283)
Increase in other assets	(16,015)	(51,068)
Increase in accrued expenses and other liabilities	716,689	257,407
Net cash provided by operating activities	3,576,670	2,004,609

Cash Flows from Investing Activities
Purchases of available for sale securities	-	(28,208,360)
Principal repayments on available for sale securities	10,152,884	16,282,227
Proceeds from maturities of available for sale securities	-	2,000,000
Purchase of Federal Reserve Bank Stock	(650)	(600)
Purchase of Federal Home Loan Bank Stock	(1,430,500)	-
Net increase in loans	(92,980,090)	(77,737,980)
Purchases of bank premises and equipment	(657,844)	(748,767)
Net cash used in investing activities	(84,916,200)	(88,413,480)

Cash Flows from Financing Activities
Net decrease in demand, savings and money market deposits	(5,181,818)	(5,742,167)
Net increase in time certificates of deposits	90,610,348	48,505,111
Proceeds from FHLB borrowings	93,718,000	36,001,000
Principal repayments of FHLB borrowings	(68,718,000)	(40,001,000)
Proceeds from issuance of common stock	30,591,487	11,345,671
Dividends paid on common stock	(404,057)	(273,729)
Net cash provided by financing activities	140,615,960	49,834,886

Net increase (decrease) in cash and cash equivalents	59,276,430	(36,573,985)

Cash and cash equivalents
Beginning	15,967,605	55,630,466

Ending	$75,244,035	$19,056,481

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$12,355,752	$7,241,149

Income taxes	$1,319,020	$780,921

Supplemental disclosures of noncash investing and financing activites:
Transfer of held to maturity securities to
available for sale securities	$-	$-

Transfer of loans to other real estate owned	$834,341	$-

Unrealized holding gain (loss) on available for sale
securities arising during the period	$402,088	$(744,270)

Dividends declared on common stock	$213,277	$129,171

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for the remainder of 2006.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on net income.

Note 2. Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	September 30,	December 31,
	2006	2005

U.S. Government Agency and
sponsored agency obligations	$16,539,324	$16,476,684
Mortgage-backed securities	46,200,838	56,195,384
Money market preferred
equity securities	6,000,000	6,000,000
Total Available For Sale Securities	$68,740,162	$78,672,068

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale securities at September 30, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Government Agency and
sponsored agency obligations	$16,999,725	$-	$(460,401)	$16,539,324
Mortgage-backed securities	47,119,234	7,435	(925,831)	46,200,838
Money market preferred
equity securities	6,000,000	-	-	6,000,000
Total Available For Sale Securities	$70,118,959	$7,435	$(1,386,232)	$68,740,162

At September 30, 2006, gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $7,435 and $1.4 million respectively. Of the securities with unrealized losses, there are nine U. S. Government agency or sponsored agency obligations and 29 mortgage-backed securities that have unrealized losses for a period in excess of twelve months with a combined current unrealized loss of $1.4 million. Management does not believe that any of the unrealized losses are other than temporary since they are the result of changes in the interest rate environment and they relate to debt and mortgage-backed securities issued by U. S. Government and U.S. Government sponsored agencies. Bancorp has the ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments.

Note 3. Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	September 30,	December 31,
	2006	2005
Real Estate
Commercial	$153,846,478	$129,178,889
Residential	91,985,593	77,391,833
Construction	171,200,552	107,232,587
Commercial	16,597,015	15,591,818
Consumer installment	1,237,842	1,106,648
Consumer home equity	26,936,900	39,097,450
Total Loans	461,804,380	369,599,225
Premiums on purchased loans	310,183	367,491
Net deferred fees	(1,482,900)	(1,134,604)
Allowance for loan losses	(5,630,432)	(4,588,335)
Loans receivable, net	$455,001,231	$364,243,777

Analysis of Allowance for Loan Losses

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ending		Nine months ending
	September 30,		September 30,
(Thousands of dollars)	2006	2005	2006	2005

Balance at beginning of period	$5,510	$3,842	$4,588	$3,482
Charge-offs	-	-	(1)	-
Recoveries	3	-	3	-
Net recoveries	3	-	2	-
Provision charged to operations	117	350	1,040	710
Balance at end of period	$5,630	$4,192	$5,630	$4,192

Ratio of net recoveries during
the period to average loans
outstanding during the period.	0.00%	0.00%	0.00%	0.00%

Note 4. Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	September 30,	December 31,
	2006	2005

Noninterest bearing	$50,928,672	$48,797,389

Interest bearing
NOW	33,370,486	25,383,234
Savings	23,804,913	20,089,889
Money market	38,783,395	57,798,772
Time certificates, less than $100,000	223,831,363	168,565,756
Time certificates, $100,000 or more	133,784,989	98,440,248
Total interest bearing	453,575,146	370,277,899
Total Deposits	$504,503,818	$419,075,288

Note 5. Borrowings

In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $78.6 million in additional advances from the Federal Home Loan Bank of Boston which includes a $2.0 million overnight line of credit. The Bank also has arranged a $3.0 million overnight line of credit from a correspondent bank and $10.0 million under a repurchase agreement; no amounts were outstanding under these two arrangements at September 30, 2006.

Note 6. Income per share

Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Bancorp relate to outstanding stock options and are determined using the treasury stock method. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three and nine months ended September 30, 2006 and 2005.

Quarter ended September 30, 2006

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$670,638	3,271,472	$0.20
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	25,188	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$670,638	3,296,660	$0.20

Quarter ended September 30, 2005

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$280,711	2,573,139	$0.11
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	34,033	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$280,711	2,607,172	$0.11

Nine months ended September 30, 2006

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$1,577,372	3,244,162	$0.49
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	39,294	(0.01)
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$1,577,372	3,283,456	$0.48

Nine months ended September 30, 2005

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$918,988	2,516,856	$0.37
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	43,935	(0.01)
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$918,988	2,560,791	$0.36

Note 7. Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gain
arising during the period	$840,046	$(319,217)	$520,829	$402,088	$(152,794)	$249,294

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding gain on
available for sale securities,
net of taxes	$840,046	$(319,217)	$520,829	$402,088	$(152,794)	$249,294

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding loss
arising during the period	$(459,125)	$174,468	$(284,657)	$(744,270)	$282,824	$(461,446)

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding loss on
available for sale securities,
net of taxes	$(459,125)	$174,468	$(284,657)	$(744,270)	$282,824	$(461,446)

Note 8. Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, Bancorp is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contractual amounts of these instruments reflect the extent of involvement Bancorp has in particular classes of financial instruments. The contractual amounts of commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should: the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that Bancorp controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contractual amounts represent credit risk are as follows at September 30, 2006:

Commitments to extend credit:
Future loan commitments	$55,104,198
Unused lines of credit	43,197,027
Undisbursed construction loans	79,926,186
Financial standby letters of credit	264,483
$178,491,894

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception. No liability related to guarantees was required to be recorded at September 30, 2006.

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

Stock Options

On August 17, 1999, the Bank adopted a stock option plan (the “Plan”) for employees and directors, under which both incentive and non-qualified stock options were granted, and subsequently the Company assumed all obligations related to such options. The Plan provided for the grant of 110,000 non-qualified and incentive stock options in 1999 to certain directors of the Company, with an exercise price equal to the market value of the Company’s stock on the date of the grant. Such options were immediately exercisable and expire, if unexercised, ten years after the date of the grant. The Company has reserved 65,000 shares of common stock remaining for issuance under the Plan. No additional options may be granted under the Plan.

A summary of the status of the stock options at September 30, 2006 and 2005 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (in years)

September 30, 2006
Outstanding, January 1, 2006	73,000	$10.13	3.7
Exercised	8,000	10.11
Outstanding, September 30, 2006	65,000	10.13	2.9

Exercisable at September 30, 2006	65,000	10.13	2.9

September 30, 2005
Outstanding, January 1, 2005	110,000	$10.13	4.7
Exercised	37,000	10.15
Outstanding, September 30, 2005	73,000	10.13	3.9

Exercisable at September 30, 2005	73,000	10.13	3.9

The intrinsic value of options outstanding and exercisable at September 30, 2006 and 2005 was $1,144,260 and $645,466, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 were $149,275 and $316,037, respectively. There are no pro forma disclosures required for the nine months ended September 30, 2006 and 2005, because there was no compensation expense attributed to these periods as no awards were granted or vested under this Plan during these periods.

The provisions of SFAS 123R have had no impact on existing plans under the employment agreements discussed below:

President’s Agreement

Under the terms of a previous employment agreement, which expired on October 23, 2003 (the “Agreement”) between the Company and the President, was a provision that the Company grants shares of the Company’s common stock to the President on December 31, 2000, and annually thereafter through December 31,  2003. The number of shares was based on 30% of the President’s base salary for the preceding annual employment period. Compensation costs for grants through 2002 were recognized over the period ending with the expiration date of the Agreement and compensation cost for the 2003 grant is being recognized over the term of the current employment agreement. This stock grant has been settled in cash in each year from 2001 through 2005 and is anticipated to settle in cash until fully settled. The expense charged to operations related to this component of the Agreement was $11,798 and $6,813, respectively, for the three months ended September 30, 2006 and 2005, and $41,174 and $20,439, respectively, for the nine months ended September 30, 2006 and 2005.

The Agreement also provided for the grant of options to purchase a minimum of 10,000 shares of the Company’s common stock on December 31, 2000, and annually thereafter through December 31, 2003. In the event that the Company did not have stock options available to grant at any of these dates, which was the case at December 31, 2000, 2001, 2002 and 2003, the President was able to elect, on a future determination date, to be chosen by the President, to receive cash compensation in the future equal to the difference between the value of the Company’s stock at the time the options would have been granted, and the value of the Company’s stock on the determination date. The expense charged to operations for the option component of the Agreement was $32,208 and $18,885, respectively, for the three months ended September 30, 2006 and 2005, and $103,833 and $56,655, respectively, for the nine months ended September 30, 2006 and 2005.

Stock Appreciation Rights Plan

During 2001, the Company adopted the Patriot National Bancorp, Inc. 2001 Stock Appreciation Rights Plan (the “SAR Plan”), providing for the grant by the Company of stock appreciation rights to officers of the Company. Stock appreciation rights entitle the officers to receive, in cash or Company common stock, the appreciation in value of the Company’s common stock from the date of the grant. Each award vests at the rate of 20% per year from the date of the grant. Any unexercised rights will expire ten years from the date of grant. During 2001, the Company granted 18,000 stock appreciation rights to three officers. The expense charged to operations under the SAR Plan was $21,832 and $14,535, respectively, for the three months ended September 30, 2006 and 2005, and $88,816 and $43,605, respectively, for the nine months ended September 30, 2006 and 2005.

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

Bancorp’s loan and deposit customers are primarily residents and businesses located in the Connecticut communities in which Bancorp has branches, as well as in bordering communities. Its lending customers extend beyond these areas and also include other nonadjacent towns in Fairfield County, Connecticut and towns in Westchester County, New York. Bancorp also makes loans from its Melville (Long Island) and New York City, New York loan production offices.

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

Note 11. Other real estate owned

Other real estate owned of $834,000 is included in other assets and is comprised of one property obtained through loan foreclosure proceedings completed at the end of the third quarter of 2006.

Note 12. Commitments

Bancorp has received regulatory approval to purchase a New York City branch office and the related deposits from another financial institution. The transaction is expected to close during the fourth quarter; after which, it is anticipated that Bancorp will record intangible assets of approximately $560,000 related to this acquisition.

Note 13. Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management elected not to early adopt FIN 48 and does not believe that the adoption of FIN 48 will have a material impact on the Company’s consolidated financial statements.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operation," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial services companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services that are impracticable for Bancorp to provide, (7) the effects of Bancorp's opening of branches, including a new branch in New York State, (8) the effect of any decision by Bancorp to engage in any new business activities and (9) the ability of Bancorp to timely and successfully deploy the capital raised in the 2006 offering and any future offerings. Other such factors may be described in Bancorp's future filings with the SEC.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. A risk rating system is utilized to measure the adequacy of the general component of the allowance for loan losses. Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of “one” being the least risk and a rating of “nine” reflecting the most risk or a complete loss. Risk ratings are assigned based upon the recommendations of the credit analyst and originating loan officer and confirmed by the loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loan loss reserve factors are applied to the balances in each risk rating category to arrive at the appropriate level of the allowance for loan losses. Loans assigned a risk rating of “six” or above are monitored more closely by the credit administration officers. The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Loan quality control is continually monitored by management subject to oversight by the board of directors through its members who serve on the loan committee. It is also reviewed by the full board of directors on a monthly basis. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Bancorp completed a stock offering of 1.5 million shares during September 2006 resulting in an increase in common stock and additional paid in capital of $30.5 million, net of offering fees and expenses.

Bancorp’s net income of $671,000 ($0.20 basic and diluted income per share) for the quarter ended September 30, 2006 represents an increase of $390,000, or 139%, as compared to net income of $281,000 ($0.11 basic and diluted income per share) for the quarter ended September 30, 2005. For the nine-month period ended September 30, 2006, net income of $1,577,000 ($0.49 basic income per share and $0.48 diluted income per share) represents an increase of $658,000, or 72%, as compared to net income of $919,000 ($0.37 basic income per share and $0.36 diluted income per share) for the nine months ended September 30, 2005.

Total assets increased $143.2 million from $470.6 million at December 31, 2005 to $613.8 million at September 30, 2006. Cash and cash equivalents increased $59.2 million to $75.2 million at September 30, 2006 as compared to $16.0 million at December 31, 2005. The available for sale securities portfolio decreased $9.9 million to $68.7 million at September 30, 2006 from $78.7 million at December 31, 2005. The net loan portfolio increased $90.8 million from $364.2 million at December 31, 2005 to $455.0 million at September 30, 2006. Deposits increased $85.4 million to $504.5 million at September 30, 2006 from $419.1 million at December 31, 2005. Borrowings increased $25.0 million from $17.2 million at December 31, 2005 to $42.2 million at September 30, 2006. Total shareholders’ equity increased $31.9 million from $31.4 million at December 31, 2005 to $63.3 million at September 30, 2006.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $143.2 million, or 30%, from $470.6 million at December 31, 2005 to $613.8 million at September 30, 2006. The growth in the balance sheet was funded by an increase in deposits and borrowings and through a stock offering as discussed below. Cash and cash equivalents increased $59.2 million to $75.2 million at September 30, 2006 as compared to $16.0 million at December 31, 2005. Cash and due from banks decreased $0.7 million. Federal funds sold and short term investments increased $32.0 million and $28.0 million, respectively; these increases are the result of investing funds from the receipt of the stock offering proceeds which closed on the last business day of the quarter as well as to a large inflow of certificates of deposit and attorney escrow account deposits late in the month.

Investments

Available for sale securities decreased $9.9 million, or 13%, from $78.7 million at December 31, 2005 to $68.7 million at September 30, 2006. The decrease in the portfolio is due to principal payments on mortgage-backed securities.

Federal Home Loan Bank Stock

Bancorp’s investment in the capital stock of the Federal Home Loan Bank increased $1.4 million to $2.7 million at September 30, 2006 from $1.3 million at December 31, 2005. As a member of the Federal Home Loan Bank, the Bank’s required investment in Federal Home Loan Bank stock takes into consideration the level of outstanding Federal Home Loan Bank advances, among other factors. This increase is a direct result of an increase in Federal Home Loan Bank advances discussed later.

Loans

Bancorp’s net loan portfolio increased $90.8 million, or 25%, from $364.2 million at December 31, 2005 to $455.0 million at September 30, 2006. Significant increases in the portfolio included a $64.0 million increase in construction loans, a $24.7 million increase in commercial real estate loans and a $14.6 million increase in residential real estate loans. The growth in these segments of the loan portfolio were partially offset by a decrease in home equity loans of $12.2 million due in part to an increase in the prime rate, to which these loans are tied, prompting a number of borrowers to refinance and roll home equity debt into first mortgages. Although short term interest rates have increased, the growth in loans reflects the continued strong demand for real estate based financing in the Fairfield County, Connecticut and Westchester County, New York market areas where the Bank primarily conducts its lending business.

At September 30, 2006, the net loan to deposit ratio was 90% and the net loan to total assets ratio was 74%. At December 31, 2005, the net loan to deposit ratio was 87% and the net loan to total assets ratio was 77%. Based on loan applications in process and the recent and planned hiring of additional loan officers, management anticipates continued loan growth during the remainder of 2006.

Allowance for Loan Losses

Management believes the allowance for loan losses of $5.6 million at September 30, 2006, which represents 1.22% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2005, the allowance for loan losses was $4.6 million or 1.25% of gross loans outstanding.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	September 30,	December 31,
(Thousands of dollars )	2006	2005

Loans delinquent over 90 days	$50	$275
still accruing
Non accruing loans	3,612	1,935
Total	$3,662	$2,210
% of Total Loans	0.79%	0.60%
% of Total Assets	0.60%	0.47%

Potential Problem Loans

The $3.6 million of non-accrual loans at September 30, 2006 was comprised of two loans. One loan in the amount of $1.1 million matured in June 2005. The borrower has continued to make principal, interest and property tax escrow payments on this loan. However, the borrower is currently in bankruptcy proceedings. The Bank expects that the borrower will refinance the two properties held as collateral upon emerging from bankruptcy, and the proceeds of the refinancing will be used to repay the outstanding indebtedness due to the Bank. While no assurances can be given, the Bank expects this will occur during the fourth quarter of 2006. The remaining loan in the amount of $2.5 million is in the process of collection and is adequately collateralized. In July 2006, the Bank obtained a judgment for foreclosure on this loan, with a sale date scheduled for December 2, 2006. Included in non-accrual loans at December 31, 2005, was a loan in the amount of $840,000 for which the Bank obtained a judgment for strict foreclosure at the end of the third quarter of 2006; the property was transferred to other real estate owned and is reflected in other assets.

At September 30, 2006, Bancorp had no loans, other than those disclosed in the table above, for which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits increased $85.4 million or 20% from $419.1 million at December 31, 2005 to $504.5 million at September 30, 2006. Noninterest bearing deposits increased $2.1 million, or 4%; increases in commercial demand and internal accounts of $3.2 million and $0.5 million, respectively, were partially offset by a decrease in personal checking accounts of $1.5 million. Interest bearing deposits increased $83.3 million or

23% from $370.3 million at December 31, 2005 to $453.6 million at September 30, 2006.  NOW accounts increased $8.0 million or 31% as compared to December 31, 2005; increased volume in attorney escrow accounts of $9.0 million and municipal accounts transferred from money market accounts of $1.3 million were partially offset by decreases in other NOW account products of $2.3 million. Money market fund accounts decreased $19.0, million or 33%, from $57.8 million at December 31, 2005 to $38.8 million at September 30, 2006 primarily due to increases in certificate of deposit rates offered by both the Bank and its competitors which prompted money market fund account holders to transfer funds to higher rate certificates of deposit. Additionally, as indicated above, municipal money market accounts decreased $1.3 million as a result of a transfer to a NOW account. Certificates of deposit increased $90.6 million, or 34%, from $267.0 million at December 31, 2005 to $357.6 million at September 30, 2006. Included in the growth of certificates of deposits is $14.5 million of brokered deposits which mature in October 2006. The remaining growth in certificates of deposit is the result of the competitive rates the Bank continues to offer in order to remain a viable source of deposit products in an increasingly competitive market.

Borrowings

At September 30, 2006, total borrowings were $42.2 million. This represents an increase of $25.0 million compared to total borrowings of $17.2 million at December 31, 2005. The increase in borrowings supplemented deposit inflow in order to fund loan demand.

Capital

Capital increased $31.9 million or 102% from $31.4 million at December 31, 2005 to $63.3 million at September 30, 2006. A stock offering, completed at the end of the third quarter, combined with the exercise of certain stock options and shares issued to outside directors (disclosed in Item 2 of Part II), resulted in an increase in common stock of 1,508,845 shares representing net proceeds of $30.6 million. Year to date income of $1.6 million and an increase in the market value of the available for sale securities portfolio of $249,000, net of deferred taxes, was partially offset by the declaration of dividends of $488,000 and resulted in a net increase in retained earnings and accumulated other comprehensive income of $1.3 million.

Off-Balance Sheet Arrangements

There were no significant changes in Bancorp’s off-balance sheet arrangements which primarily consist of commitments to lend, during the quarter and nine months ended September 30, 2006.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended September 30,
		2006			2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$454,672	$8,962	7.88%	$ 321,931	$5,536	6.88%
Federal funds sold and
other cash equivalents	12,516	166	5.31%	17,199	142	3.30%
Investments	74,646	729	3.91%	86,832	761	3.51%
Total interest
earning assets	541,834	9,857	7.28%	425,962	6,439	6.05%

Cash and due from banks	4,902			5,280
Premises and equipment, net	2,371			2,282
Allowance for loan losses	(5,513)			(3,954)
Other assets	7,020			5,783
Total Assets	$550,614			$435,353

Interest bearing liabilities:
Deposits	$420,813	$4,153	3.95%	$ 350,262	$2,515	2.87%
FHLB advances	36,837	491	5.33%	8,783	80	3.64%
Subordinated debt	8,248	177	8.58%	8,248	137	6.64%
Other borrowings	46	1	8.70%	134	1	2.99%
Total interest
bearing liabilities	465,944	4,822	4.14%	367,427	2,733	2.98%

Demand deposits	47,063			42,515
Accrued expenses and
other liabilities	4,207			3,652
Shareholders' equity	33,400			21,759
Total liabilities and equity	$550,614			$435,353

Net interest income		$5,035			$3,706
Interest margin			3.72%			3.48%
Interest spread			3.14%			3.07%

	Nine months ended September 30,
		2006			2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$428,211	$24,473	7.62%	$ 302,134	$15,129	6.68%
Federal funds sold and
other cash equivalents	8,348	309	4.94%	18,717	383	2.73%
Investments	77,382	2,268	3.91%	89,051	2,331	3.49%
Total interest
earning assets	513,941	27,050	7.02%	409,902	17,843	5.80%

Cash and due from banks	5,729			4,933
Premises and equipment, net	2,348			2,133
Allowance for loan losses	(5,220)			(3,767)
Other assets	6,695			5,594
Total Assets	$523,493			$418,795

Interest bearing liabilities:
Deposits	$401,707	$10,834	3.60%	$ 332,728	$6,543	2.62%
FHLB advances	29,045	1,100	5.05%	11,634	304	3.48%
Subordinated debt	8,248	497	8.03%	8,248	380	6.14%
Other borrowings	129	5	5.17%	45	1	2.96%
Total interest
bearing liabilities	439,129	12,436	3.78%	352,655	7,228	2.73%

Demand deposits	47,727			42,286
Accrued expenses and
other liabilities	4,176			3,207
Shareholders' equity	32,461			20,647
Total liabilities and equity	$523,493			$418,795

Net interest income		$14,614			$10,615
Interest margin			3.79%			3.45%
Interest spread			3.24%			3.07%

The following rate volume analysis reflects the changes in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to volume includes changes in interest attributable to mix.

	Three months ended September 30,			Nine months ended September 30,
	2006 vs 2005			2006 vs 2005
	Fluctuations in Interest			Fluctuations in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest earning assets:
Loans	$2,529	$897	$3,426	$6,987	$2,357	$9,344
Federal funds sold and
other cash equivalents	(104)	128	24	(200)	126	(74)
Investments	(401)	369	(32)	(392)	329	(63)
Total interest
earning assets	2,024	1,394	3,418	6,395	2,812	9,207

Interest bearing liabilities:
Deposits	$573	$1,065	$1,638	$1,537	$2,754	$4,291
FHLB advances	359	52	411	602	194	796
Subordinated debt	-	40	40	-	117	117
Other borrowings	(2)	2	-	1	3	4
Total interest
bearing liabilities	930	1,159	2,089	2,140	3,068	5,208

Net interest income	$1,094	$235	$1,329	$4,255	$(256)	$3,999

An increase in average interest earning assets of $116.6 million, or 27%, combined with an increase in interest rates increased Bancorp’s interest income $3.4 million or 53% for the quarter ended September 30, 2006 as compared to the same period in 2005. Interest and fees on loans increased $3.4 million, or 62%, from $5.5 million for the quarter ended September 30, 2005 to $8.9 million for the quarter ended September 30, 2006. This increase was primarily the result of the increase in the average outstanding balances of the loan portfolio followed by the impact of a rising rate environment. Interest income on investments decreased slightly; the decrease in interest income from the reduction in the portfolio due to principal payments on mortgage backed securities was offset by an increase in the interest rates on the remaining portfolio. Interest income on federal funds and other cash equivalents increased as a result of an increase in short term interest rates. For the nine months ended September 30, 2006, interest and dividend income was $27.0 million which represents an increase of $9.2 million, or 52%, as compared to interest and dividend income of $17.8 million for the same period last year. This increase was due to the reasons cited earlier.

Total interest expense for the quarter ended September 30, 2006 of $4.8 million represents an increase of $2.1 million or 76% as compared to the same period last year. The increase in interest expense is primarily the result of higher interest rates paid on deposit accounts and a higher volume of FHLB advances; an increase in total average interest bearing liabilities of $98.5 million or 27% also contributed to the increase in interest expense. The increase in interest rates combined with the increase in the average balances of deposit accounts of $70.5 million, or 20%, resulted in an increase in interest expense of $1.6 million, or 65%. Average FHLB advances increased $28.1 million or 319%; this increase in average balances combined with the increase in interest paid on FHLB advances resulted in an increase in interest expense of $411,000, or 514%. The increase in the index to which the junior subordinated debt is tied resulted in an increase in interest expense of $40,000, or 29%. For the nine months ended September 30, 2006 total interest expense increased $5.2 million, or 72%, to $12.4 million as compared to $7.2 million for the nine months ended September 30, 2005. This increase in interest expense was due to the reasons cited earlier.

As a result of the above, Bancorp’s net interest income increased $1.3 million, or 36%, to $5.0 million for the three months ended September 30 2006 as compared to $3.7 million for the same period last year. Net interest income increased $4.0 million, or 38%, to $14.6 million for the nine months ended September 30, 2006 as compared to $10.6 million for the nine months ended September 30, 2005.

Provision for loan losses

The provision for loan losses charged to operations for the quarter ended September 30, 2006 was $117,000 as compared to $350,000 for the same period last year. For the nine months ended September 30, 2006, the provision for loan losses was $1,040,000 as compared to $710,000 for the nine months ended September 30, 2005. These variances were due to the credit risk factors assigned to the loan portfolio, as well as, to the growth in the loan portfolio and not to any adverse or more favorable changes in the credit quality of the loan portfolio or changes in non-performing loans.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Noninterest income

Noninterest income decreased $353,000, or 36%, from $986,000 for the quarter ended September 30, 2005 to $633,000 for the three months ended September 30, 2006. A decrease in the volume of loans placed with outside investors resulted in a decrease in mortgage brokerage and referral fee income of $300,000 and a decrease in loan origination and processing fee income of $61,000. Fees and service charges for the three months ended September 30, 2006 increased $23,000, or 16%, as compared to the same period last year. This increase was primarily due to an increase in the service charges on deposit accounts. Other income decreased $15,000 as compared to the same period last year which reflected the settlement of an insurance claim.

For the nine months ended September 30, 2006, noninterest income decreased $673,000, or 27% to $1.8 million as compared to $2.5 million for the nine months ended September 30, 2005. This decrease was due to a decrease in mortgage brokerage and referral fee income and loan origination and processing fee income partially offset by an increase in service charges for similar reasons cited above.

Noninterest expenses

Noninterest expenses increased $621,000, or 16%, to $4.5 million for the quarter ended September 30, 2006 from $3.9 million for the quarter ended September 30, 2005. Salaries and benefits expense increased $402,000, or 17%, to $2.8 million for the quarter ended September 30, 2006 from $2.4 million for the quarter ended September 30, 2005. This increase was primarily due to staff additions, increases in bonuses and incentive compensation and salary increases made during the last quarter of 2005. Occupancy and equipment expense, net, increased $156,000, or 29% to $695,000 for the quarter ended September 30, 2006 from $539,000 for the quarter ended September 30, 2005 due to the leasing of additional space for the Bank’s lending and credit administration functions during the last quarter of 2005, lease expense during 2006 for branches under renovation and a new metropolitan New York loan production office. Increased marketing campaigns and related activities resulted in an increase in advertising and promotional expenses of $40,000, or 36%, to $153,000 for the three months ended September 30, 2006 from $112,000 for the three months ended September 30, 2005. Data processing and other outside services decreased $40,000, or 12%, from $333,000 for the three months ended September 30, 2005 to $294,000 for the three months ended September 30, 2006 primarily due to decreases in personnel placement fees, information technology consulting and temporary office staffing which were partially offset by increases in data processing and correspondent banking expenses. The increases in data processing and correspondent banking expenses were a result of the growth in the branch network as well as increased ongoing maintenance charges for the implementation of new products and services.

For the nine months ended September 30, 2006, noninterest expenses increased $2.0 million, or 19%, to $12.9 million as compared to $10.9 million for the nine months ended Septemeber 30, 2005. Salaries and benefits expense increased $1.1 million, or 16% to $7.7 million; occupancy and equipment expense, net increased $507,000 or 33%. These increases are due to similar reasons cited above and to the full year impact in 2006 of the staffing additions and occupancy and equipment expenses incurred with an additional branch location established during the second quarter of 2005. Data processing and other outside services and advertising and promotional expenses increased $283,000 and $113,000, respectively, for the nine months ended September 30, 2006 as compared to the same period last year. These increases were due to similar reasons cited earlier.

Income Taxes

Bancorp recorded income tax expense of $390,000 for the quarter ended September 30, 2006 as compared to $191,000 for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, income tax expense was $916,000 as compared to $625,000 for the same period last year. These changes were related primarily to the change in pre-tax income and the exclusion for state tax purposes of certain holding company expenses. The effective tax rates for the quarters ended September 30, 2006 and September 30, 2005 were 37% and 40%, respectively; the effective tax rates for the nine months ended September 30, 2006 and September 30, 2005 were 37% and 40%, respectively.

LIQUIDITY

Bancorp's liquidity ratio was 23% at both September 30, 2006 and 2005. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at September 30, 2006 and December 31, 2005 respectively:

	September 30, 2006	December 31, 2005
Total Risk-based Capital	16.70%	12.70%
Tier 1 Risk-based Capital	15.47%	11.45%
Leverage Capital	12.94%	8.56%

The following table illustrates the Bank’s regulatory capital ratios at September 30, 2006 and December 31, 2005 respectively:

	September 30, 2006	December 31, 2005
Total Risk-based Capital	16.35%	12.52%
Tier 1 Risk-based Capital	15.13%	11.27%
Leverage Capital	12.65%	8.42%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be “well capitalized” at September 30, 2006 under applicable regulations. To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

The increase in capital ratios is due to the stock offering and the increase in retained earnings partially offset by the growth of the Bank. Management continuously assesses the adequacy of the Bank’s capital to ensure that the Bank remains a “well capitalized” institution. Management’s strategic and capital plans contemplate various options to maintain the “well capitalized” classification.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation. The calculations use projected repricings of assets and liabilities at September 30, 2006 and December 31, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	September 30,	December 31,
	Points	Risk Guidelines	2006	2005

Gap percentage total		+/- 15%	8.33%	4.98%
Net interest income	200	+/- 15%	15.75%	14.49%
	-200	+/- 15%	-17.87%	-14.24%
Net portfolio value	200	+/- 25%	-1.90%	0.45%
	-200	+/- 25%	-2.87%	-7.89%

Bancorp benefited during 2006 from a rising interest rate environment as assets re-priced faster than liabilities and, combined with a 25% increase in the loan portfolio, resulted in an expanding net interest margin. These factors contributed to higher levels of net interest income and net portfolio value in the base case scenario at September 30, 2006 as compared to December 31, 2005 using Bancorp’s interest income simulation model. Bancorp’s interest rate risk position was within its gap percentage total and net portfolio value guidelines at September 30, 2006. Bancorp exceeded its net interest income guidelines at September 30, 2006; this is primarily due to the receipt of the stock offering proceeds on the last business day of the quarter which were placed in short term investments.  This is a temporary situation and will be remedied once the excess funds are redeployed into longer term assets.  The interest rate risk position is monitored on an ongoing basis and management reviews strategies to maintain all categories within guidelines.

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

Net Interest Income and Economic Value
Summary Performance

September 30, 2006
Net Interest Income				Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	23,663	3,220	15.75%	80,842	(1,569)	-1.90%
+ 100	22,066	1,623	7.94%	82,034	(377)	-0.46%
BASE	20,443			82,411
- 100	18,707	(1,736)	-8.49%	82,264	(147)	-0.18%
- 200	16,790	(3,653)	-17.87%	80,044	(2,367)	-2.87%

December 31, 2005
Net Interest Income				Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	18,650	2,360	14.49%	47,153	211	0.45%
+ 100	17,478	1,188	7.29%	47,606	664	1.41%
BASE	16,290			46,942
- 100	15,115	(1,175)	-7.21%	45,432	(1,510)	-3.22%
- 200	13,970	(2,320)	-14.24%	43,239	(3,703)	-7.89%

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Because the repayment of commercial real estate, construction and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. A significant portion of Bancorp’s total loan portfolio is secured by real estate located in Fairfield County, Connecticut and Westchester County, New York. As a result, a downturn in the real estate market, especially within Bancorp’s market area, could adversely impact the value of properties securing these loans. Bancorp’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and Bancorp would be more likely to suffer losses on defaulted loans. As its commercial real estate, construction and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

Bancorp’s securities portfolio is classified as available-for-sale, and is comprised of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, U.S. government agency securities and money market preferred equity securities. These securities are sensitive to interest rate fluctuations. Unrealized gains or losses in the available-for-sale portfolio are reported as a separate component of shareholders’ equity. As a result, future interest rate fluctuations may impact shareholders’ equity, causing material fluctuations from quarter to quarter. Failure to hold its securities until payments are received on mortgage-backed securities or until maturity on other investments or until market conditions are favorable for a sale could adversely affect Bancorp’s earnings and profitability.

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

Recently enacted laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ rules, are adding to the responsibilities that companies, such as Bancorp, have. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could make compliance more difficult and result in higher costs due to ongoing revisions to disclosure and governance practices. Bancorp is committed to maintaining high standards of corporate governance and public disclosure. As a result, Bancorp’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, during the fiscal year ending December 31, 2007, Bancorp will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding its required assessment of its internal controls over financial reporting and its external auditors’ audit of that assessment. In order to prepare for this, Bancorp will need to commit significant financial and managerial resources beginning in 2006. If Bancorp does not effectively comply with these laws, regulations and standards, its reputation may be harmed.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)
On July 14, 2006, the Company issued 845 shares of its common stock to its five outside directors. Pursuant to a policy adopted by the Board of Directors, outside directors serving on the board receive an annual award of the Company’s common stock valued at $5,000; the award is prorated for directors who have served less than a full year. The shares have not been registered under the Securities Act of 1933 and therefore were issued in a private placement transaction exempt from registration under Section 4(2) of the Securities Act. For purposes of this transaction, the Company shares were valued at approximately $29.50 per share, or a total value of approximately $25,000.

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

3(i)(B)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006.

No.	Description

3(ii)	By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

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

10(a)(12)	2005 Director Stock Award Plan (incorporated by reference to Exhibit 10(a)(12) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000-295999)).

10(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

No.	Description

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Patriot National Bancorp, inc.
Registrant)

By: /s/ Robert F. O’Connell
Robert F. O’Connell,
Senior Executive Vice President
Chief Financial Officer

(On behalf of the registrant and as
chief financial officer)

November 14, 2006