Form 10-K
period 2006-12-31
PATRIOT NATIONAL BANCORP INC
filed 2007-03-29
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
900 Bedford Street
Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(203) 324-7500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $2.00 per share

Indicate by check mark if the registrant in a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934. Yes ☐  No ☑

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [   ]

Check whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer in Rule 12(b) of the Exchange Act.
  Large accelerated filer ☐       Accelerated filer  ☐       Non-accelerated filer    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).
Yes ☐   No ☑

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2007 based on the last sale price as reported on the NASDAQ Global Market: $ 87,306,174.

Number of shares of the registrant’s Common Stock, par value $2.00 per share, outstanding as of February 28, 2007:   4,739,494.

Documents Incorporated by Reference

Proxy Statement for 2006 Annual Meeting of Shareholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

Incorporated into Part III of this Form 10-K.

Patriot National Bancorp, Inc.
2006 Form 10-K Annual Report

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the Bank and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effect of Bancorp’s opening of branches, (8) the effect of any decision by Bancorp to engage in any business not historically operated by it and (9) the ability of Bancorp to timely and successfully deploy the capital raised in the 2006 offering and any future offerings. Other such factors may be described in Bancorp’s other filings with the SEC.

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

PART I

Item 1.     Business

General

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

The Bank was granted preliminary approval by the Comptroller of the Currency (the “OCC”) on March 5, 1993. It received its charter and com-menced operations as a national bank on August 31, 1994. Since then, the Bank has opened branch offices in Greenwich and Old Greenwich, Connecticut, two branch offices in Norwalk, Connecticut, a second Stamford location, two branch offices in Wilton, Connecticut, a branch office in Darien, Connecticut, a branch office in Southport, Connecticut, a branch office in Milford, Connecticut and two branch offices in Fairfield, Connecticut. The Bank also expanded into New York State through the purchase of a small branch office in New York City. The Bank recently received regulatory approval to open six additional branch offices.

On June 30, 1999, the Bank through its wholly-owned subsidiary, PinPat Acquisition Corporation, acquired all of the outstanding capital stock of Pinnacle Financial Corp., a Connecticut corporation, Pinnacle Financial Corp., a New Jersey corporation, and Pinnacle Financial Corp., a New York corporation (collectively, “Pinnacle”), a residential mortgage broker. Pinnacle surrendered its mortgage licenses and the mortgage brokerage business of Pinnacle is now conducted through the lending function of Patriot National Bank.

PinPat Acquisition Corporation currently holds one commercial property as other real estate owned transferred from the bank upon the conclusion of foreclosure proceedings in the third quarter of 2006.

On March 11, 2003, Bancorp formed Patriot National Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by Bancorp. Bancorp primarily invested the funds from the issuance of the debt in the Bank, which in turn used the proceeds to fund general operations of the Bank.

On November 17, 2006 the Bank acquired a small branch office and related deposits at 45 West End Avenue, New York, New York, from Millennium bcpbank, a national bank headquartered in Newark, New Jersey. The acquisition is in furtherance of Bancorp’s growth strategy and will permit the Bank to establish additional branches in New York State. The Bank assumed the existing lease and plans to operate from the branch at 45 West End Avenue.

As of the date hereof, the only business of Bancorp is its ownership of all of the issued and outstanding capital stock of the Bank and the Trust. Except as specifically noted otherwise herein, the balance of the description of Bancorp’s business is a description of the Bank’s business.

Commercial Banking

The Bank conducts business at its main office located at 900 Bedford Street, Stamford, Connecticut and at branch offices located at: 838 High Ridge Road, Stamford, Connecticut, 100 Mason Street, Greenwich, Connecticut, 184 Sound Beach Avenue, Old Greenwich, Connecticut, 16 River Street and 365 Westport Avenue in Norwalk, Connecticut, One Danbury Road and 5 River Road in Wilton, Connecticut, 800 Post Road in Darien, Connecticut, 3695 Post Road in Southport, Connecticut, 771 Boston Post Road in Milford, Connecticut, 45 West End Avenue in New York City, New York and 1127 Post Road and 1755 Black Rock Turnpike in Fairfield, Connecticut. The Bank also operates loan origination offices at 1177 Summer Street, Stamford, Connecticut and 200 Broad Hollow Road, Melville, New York.

The Bank offers a broad range of consumer and commercial banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses and professionals. The Bank offers consumer and commercial deposit accounts that include: checking accounts, interest-bearing “NOW” accounts, insured money market accounts, time certificates of deposit, savings accounts, IRA’s (Individual Retirement Accounts) and health savings accounts (HSA’s). Other services include money orders, traveler’s checks, ATM’s (automated teller machines), internet banking and debit cards. In addition, the Bank may in the future offer Keogh accounts and other financial services.

The Bank offers commercial real estate and construction loans to area businesses and developers. Real estate loans made to individuals include home mortgages, home improvement loans, bridge loans and home equity lines of credit. Other personal loans include lines of credit, installment loans and credit cards. Commercial loans offered to small and medium-sized businesses include secured and unsecured loans to service companies, real estate developers, manufacturers, restaurants, wholesalers, retailers and professionals doing business in the region. The Bank also offers residential mortgages; the bank solicits and processes mortgage loan applications from consumers on behalf of permanent investors and originates loans for sale.

Competition

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

Residents and businesses in Stamford, Greenwich, Norwalk, Wilton, Darien, Southport, Fairfield and Milford, Connecticut provide the majority of the Bank’s deposits. The Bank has focused its attention on serving the segments of its market area historically served by community banks. The Bank competes in its market by providing a high level of personalized and responsive banking service for which the Bank believes there is a need. This area is bordered by New York State to the west, the Town of Ridgefield to the north, the Town of Orange to the east, and the Long Island Sound to the south.

The Bank’s loan customers extend beyond Stamford, Greenwich, Norwalk, Wilton, Darien, Southport, Milford and Fairfield to include nearby towns in Fairfield County, Connecticut, and towns in Westchester County, New York, although the Bank’s loan business is not necessarily limited to these areas. The Bank’s mortgage brokerage business is concentrated primarily in the areas surrounding its loan origination offices. While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in the Fairfield County area, the Bank believes that the service, professional and related busi-nesses which have been attracted to this area, as well as the individuals that reside in this area, represent current and potential customers of the Bank.

As the Bank expands with full service branch banking offices into Westchester County, New York, it will solicit deposits from residents and businesses located within the New York metropolitan area in addition to further developing its loan production efforts. This expansion effort will involve material deployment of the Bank’s capital.

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

The cities of Stamford and Norwalk and the towns of Greenwich, Wilton, Darien, Southport, Milford and Fairfield are presently served by over 200 branches of commercial banks and savings banks, most of which are offices of banks which have headquarters outside of the state or area or are subsidiaries of bank or financial holding companies whose headquarters are outside of the areas served by the Bank. In addition to banks with branches in the same areas as the Bank, there are numerous banks and financial institutions serving the communities surrounding these areas, which also draw customers from Stamford, Greenwich, Norwalk, Wilton, Darien, Southport, Milford and Fairfield, posing significant competition to the Bank for deposits and loans. Many of those banks and financial institutions are well established and well capitalized.

In recent years, intense market demands, economic pressures and significant legislative and regulatory actions have eroded banking industry classifications which were once clearly defined and have increased competition among banks, as well as other financial institutions including non-bank competitors. This increase in competition has caused banks and other financial service institutions to diversify their services and become more cost effective. The impact on Bancorp of federal legislation authorizing increased services by financial holding companies and interstate branching of banks has also resulted in increased competition. These events have resulted in increasing homogeneity in the financial services offered by banks and other financial institutions. The impact on banks and other finan-cial institutions of these market dynamics and legislative and regulatory changes has been increased customer awareness of product and service dif-ferences among competitors and increased merger activity.

Supervision and Regulation

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

The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that a bank holding company should pay cash dividends only to the extent that the bank holding company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board has also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to applicable law, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if its bank subsidiary is classified as “undercapitalized.”

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, (“Riegle-Neal Act”) was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent that such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limits contained in the Riegle-Neal Act. The Riegle-Neal Act also allows banks to establish branch offices in other than the bank’s home state if the target state has “opted in” to interstate branching. Connecticut has “opted in”; New York has not, so at the present time the bank cannot establish a branch (deposit taking and loan making facility) in New York State except through the purchase of an existing New York bank or branch of a New York bank. The bank consummated such a purchase in November 2006.

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

Federal and state banking regulations regulate, among other things, the scope of the business of a bank, a bank holding company or a financial holding company, the investments a bank may make, deposit reserves a bank must maintain, the establishment of branches and the activities of a bank with respect to mergers and acquisitions. The Bank is a member of the Federal Reserve System and is subject to applicable provisions of the Federal Reserve Act and regulations thereunder. The Bank is subject to the federal regulations promulgated pursuant to the Financial Institutions Supervisory Act to prevent banks from engaging in unsafe and unsound practices, as well as various other federal and state laws and consumer protection laws. The Bank is also subject to the comprehensive provisions of the National Bank Act.

The OCC regulates the number and locations of the branch offices of a national bank. The OCC may only permit a national bank to maintain branches in locations and under the conditions imposed by state law upon state banks. At this time, applicable Connecticut banking laws do not impose any material restrictions on the establishment of branches by Connecticut banks throughout Connecticut. New York State law is similar; however, the Bank cannot establish a branch in a town with a population of less than 50,000 that is the headquarter town of another bank.

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

In addition to other laws and regulations, Bancorp and the Bank are subject to the Community Reinvestment Act (“CRA”), which requires the Federal bank regulatory agencies, when considering certain applications involving Bancorp or the Bank, to consider Bancorp’s and the Bank’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and over unwarranted geographic differences in lending patterns. Existing banks have sought to comply with CRA in various ways; some banks have made use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements and small business loans. This may include participation in various government insured lending programs, such as Federal Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value ratio conventional mortgage loans with private mortgage insurance. To date, the market area from which the Bank draws much of its business is Stamford, Greenwich, Norwalk, Wilton, Darien, Southport and Milford, which are characterized by a very diverse ethnic, economic and racial cross-section of the population. As the Bank expands further, the market areas served by the Bank will continue to evolve. Bancorp and the Bank have not and will not adopt any policies or practices, which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the communities served by the Bank.

On October 26, 2001, the United and Strengthening America by Providing Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was enacted to further strengthen domestic security following the September 11, 2001 attacks. This Act amends various federal banking laws, particularly the Bank Secrecy Act, with the intent to curtail money laundering and other activities that might be undertaken to finance terrorist actions. The Act also requires that financial institutions in the United States enhance already established anti-money laundering policies, procedures and audit functions and ensure that controls are reasonably designed to detect instances of money laundering through certain correspondent or private banking accounts. Verification of customer identification, maintenance of said verification records and cross checking names of new customers against government lists of known or suspected terrorists is also required. The Patriot Act was recently reauthorized and modified with the enactment of The USA Patriot Act Improvement and Reauthorization Act of 2005.

On July 20, 2002, the Sarbanes-Oxley Act of 2002 was enacted, the primary purpose of which is to protect investors through improved corporate governance and responsibilities of, and disclosures by, public companies. The Act contains provisions for the limitations of services that external auditors may provide as well as requirements for the credentials of Audit Committee members. In addition, the principal executive and principal financial officers are required to certify in quarterly and annual reports that they have reviewed the report; and based on the officers’ knowledge, the reports accurately present the financial condition and results of operations of the company and contain no untrue statement or omission of material fact. The officers also certify their responsibility for establishing and maintaining a system of internal controls which insure that all material information is made known to the officers; this certification also includes the evaluation of the effectiveness of disclosure controls and procedures and their impact upon financial reporting. Section 404 of the Act entitled Management Assessment of Internal Controls, requires that each annual report include an internal control report which states that it is the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting, as well as an assessment by management of the effectiveness of the internal control structure and procedures for financial reporting. This section further requires that the external auditors attest to, and report on, the assessment made by management. On September 21, 2005, the SEC extended the Section 404 compliance dates for non-accelerated filers (those issuers with non-affiliated public float of less than $75 million) to fiscal years ending on or after July 15, 2007.

Bancorp does not anticipate that compliance with applicable federal and state banking laws will have a material adverse effect on its business or the business of the Bank. Neither Bancorp nor the Bank has any material patents, trademarks, licenses, franchises, concessions and royalty agreements or labor contracts, other than the charter granted to the Bank by the OCC.

Employees

As of December 31, 2006, Bancorp had 107 full-time employees and five part-time employees. None of the employees of Bancorp is covered by a collective bargaining agreement.

Item 1A.     Risk Factors

Management intends to continue Bancorp’s emphasis on growth over earnings for the foreseeable future.

Management has actively sought growth of the institution in recent years by opening additional branches, one through acquisition, initiating internal growth programs, and completing one acquisition of a mortgage company. Bancorp may not be able to sustain its historical rate of growth or may not even be able to continue to grow at all. Various factors, such as economic conditions and competition, or the unavailability of suitable sites, may impede or prohibit the Bank from opening new branches. In addition, Bancorp may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for acquisition. Sustaining Bancorp’s growth has placed significant demands on management as well as on administrative, operational and financial resources. For Bancorp to continue to grow, it must: attract and retain qualified management and experienced bankers, find suitable markets for expansion, find suitable, affordable branch locations, attract funding to support additional growth, maintain high asset quality levels, maintain adequate regulatory capital and maintain adequate controls.

Although management believes that earnings will increase as the franchise is expanded, the rate of increase in earnings will be adversely affected by the costs associated with opening new branches and the time necessary to build a customer base in each new branch’s market area.

If Bancorp is unable to continue its historical levels of growth, or if growth comes at greater financial expense than has been incurred in the past, Bancorp may not be able to achieve its financial goals and profitability may be adversely affected.

Bancorp intends to expand into a new geographic market in which current senior management has limited experience.

Bancorp intends to expand into Westchester County and the surrounding counties in New York State. In November 2006, Bancorp acquired a small branch office in New York City, New York from another financial institution. This acquisition will allow Bancorp to establish additional bank branch offices in Westchester County, New York, which was the primary purpose for the acquisition. Bancorp does not plan further branch expansion in New York City at this time. Bancorp has received regulatory approval for and entered into a lease agreement to establish a branch in Bedford, New York; management anticipates that this office will open during the second quarter of 2007.

The vast majority of Bancorp’s deposits and loans are derived from and made to customers who live and work in Fairfield County, Connecticut. Although management believes that the demographics for Westchester County, New York closely resemble those of Fairfield County Connecticut, the Bank does not currently conduct significant deposit activity in New York State. The senior management team includes several individuals with substantial banking experience in Connecticut, but with less experience in New York. Bancorp’s ability to compete effectively in New York State will depend in part on management’s ability to hire and retain key employees who have extensive banking experience in the Westchester County.

Bancorp has no experience opening bank branch offices in Westchester County, New York.

Historically, Bancorp’s investment in capital equipment to establish a new branch office has ranged between $315,000 and $450,000; however, total branch operating costs also include a variety of variable costs, including the prevailing rental rates in the local branch office area, the size of the branch, the availability of facilities that are ready to be operated as bank branches, and the number of employees. Bancorp has not opened branches in Westchester County in the past and may not be able to accurately estimate the variable costs associated with opening branch offices in this area. If management underestimates these variable costs, then the branches Bancorp establishes in these areas may prove to be more costly than anticipated and, as a further consequence, Bancorp’s branch expansion program may be delayed or reduced in scope, or both, which may have an adverse effect on Bancorp’s business and results of operations.

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

Because the repayment of commercial real estate, construction and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayments of such loans can be affected by adverse conditions in the real estate market or local economy. A significant portion of Bancorp’s total loan portfolio is secured by real estate located in Fairfield County, Connecticut and Westchester County, New York. As a result, a downturn in the real estate market, especially within Bancorp’s market area, could adversely impact the value of properties securing these loans. Bancorp’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and Bancorp would be more likely to suffer losses on defaulted loans. As its commercial real estate, construction and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

Mortgage brokerage activity is also affected by interest rate fluctuations. Generally, increases in interest rates often lead to decreases in home refinancing activity, thus reducing the number of mortgage loans that Bancorp originates.

Bancorp’s investment portfolio includes securities which are sensitive to interest rates and variations in interest rates may adversely impact Bancorp’s profitability.

Bancorp’s securities portfolio is classified as available-for-sale, and is comprised of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, U.S. government agency securities and money market preferred equity securities. These securities are sensitive to interest rate fluctuations. Unrealized gains or losses in the available-for-sale portfolio are reported as a separate component of shareholders’ equity. As a result, future interest rate fluctuations may impact shareholders’ equity, causing material fluctuations from quarter to quarter. Failure to hold its securities until: payments are received on mortgage-backed securities, other investments mature or market conditions are favorable for a sale could adversely affect Bancorp’s earnings and profitability.

Bancorp is dependent on its management team, and the loss of its senior executive officers or other key employees could impair its relationship with its customers and adversely affect its business and financial results.

Bancorp’s success is dependent upon the continued services and skills of Angelo De Caro, Charles F. Howell, Robert F. O’Connell, Philip W. Wolford and other senior officers including Martin G. Noble, its chief lender, Marcus Zavattaro, its sales manager of retail brokerage, and John Kantzas, a founder and an executive vice president. While Bancorp has employment agreements containing non-competition provisions with Messrs. Howell, O’Connell and Zavattaro, these agreements do not prevent any of them from terminating their employment with Bancorp. The unexpected loss of services of one or more of these key personnel could have an adverse impact on Bancorp’s business because of their skills, knowledge of Bancorp’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

Competition in the banking and financial services industry is intense. The Fairfield County, Connecticut and the New York City metropolitan areas have a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of Bancorp’s competitors offer products and services that the Bank currently does not offer, such as private banking and trust services. The Bank’s recent purchase of a small branch in New York City, New York and future expansion into Westchester County, New York, will expose the Bank to more competition in markets where it is not well known. Many of these competitors have substantially greater resources and lending limits than Bancorp and may offer certain services that it does not or cannot provide. Price competition for loans and deposits might result in the Bank earning less on its loans and paying more for deposits, which reduces net interest income. Bancorp expects competition to increase in the future as a result of legislative, regulatory and technological changes. Bancorp’s profitability depends upon its continued ability to successfully compete in its market area.

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

Recently enacted laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ rules, are adding to the responsibilities that companies, such as Bancorp, have. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could make compliance more difficult and result in higher costs. Bancorp is committed to maintaining high standards of corporate governance and public disclosure. As a result, Bancorp’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, during the fiscal year ending December 31, 2007, Bancorp will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding its required assessment of its internal controls over financial reporting and its external auditors’ audit of that assessment. In order to prepare for this, Bancorp began committing significant financial and managerial resources to this effort in 2006. If Bancorp does not effectively comply with these laws, regulations and standards, its reputation may be harmed.

Item 1B.  Unresolved Staff Comments

Bancorp has no unresolved comments from the SEC staff.

Item 2.     Properties

Patriot National Bancorp Inc.’s corporate headquarters and main branch banking office is located at 900 Bedford Street in Stamford, Connecticut. The building is leased by the Bank as are its thirteen other branch banking offices and two loan origination offices. The Bank also leases space at its main office for additional parking. Lease commencement dates for office locations range from July 2002 to January 2007 and lease expiration dates fall between June 30, 2007 and January 2022. Subsequent to December 31, 2006 the Bank entered into two leases for new branch locations scheduled to open in 2007. Most of the leases contain rent escalation provisions as well as renewal options for one or more periods.

The Bank has sublet and licensed excess space in three of its locations, two to an attorney and one to a retail eyeglass store. See also, “Item 12. Certain Relationships and Related Transactions.” For additional information regarding the Bank’s lease obligations, see Note 9 to the Consolidated Financial Statements.

All leased properties are in good condition.

Item 3.     Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 4.     Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matter was submitted to a vote of shareholders.

PART II

Item 5.    Market for Common Equity, Related Shareholder Matters and Issuer
 Purchases of Equity Securities

Market Information

Bancorp Common Stock is traded on the NASDAQ Global Market under the Symbol “PNBK.” On December 31, 2006, the last sale price for Bancorp Common Stock on the NASDAQ Global Market was $26.45.

The following table sets forth the high and low sales price and dividends per share of Bancorp Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Small Cap Market and the NASDAQ Global Market. Bancorp’s common stock has traded on the NASDAQ Global Market since August 29, 2006; previously, it was traded on the NASDAQ Small Cap Market.

	2006			2005
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$26.05	$20.00	$0.040	$18.40	$17.00	$0.035
June 30	30.24	23.75	0.045	19.96	18.05	0.040
September 30	30.50	23.00	0.045	19.45	18.01	0.040
December 31	27.25	23.50	0.045	21.64	18.50	0.040

Holders

There were approximately 666 shareholders of record of Bancorp Common Stock as of December 31, 2006. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

Dividends

2001 marked the first year in which Bancorp paid a dividend on Bancorp Common Stock; since then, the Company has consistently paid dividends.

Bancorp’s ability to pay future dividends on its Common Stock depends on the Bank’s ability to pay dividends to Bancorp. In accordance with OCC rules and regulations, the Bank may continue to pay dividends only if the total amount of all dividends that will be paid, including the proposed dividend in any calendar year does not exceed the total of the Bank’s retained net income of that year to date, combined with the retained net income of the preceding two years, unless the proposed dividend is approved by the OCC. In addition, the OCC and/or the FDIC may impose further restrictions on dividends. Future dividends depend on many factors, including management’s estimates of future earnings and Bancorp’s need for capital. At December 31, 2006, Patriot National Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $ 4.2 million to Bancorp without obtaining the prior approval of the OCC.

Recent Sales of Unregistered Securities

During the fourth quarter of 2006, Bancorp did not have any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2006 there were no such purchases of Bancorp Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information as of December 31, 2006 for equity compensation plans maintained by Bancorp.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	65,000	$10.13	-
Equity compensation plans not approved by security holders	-	-	-
Total	65,000	$10.13	-

Performance Graph

The performance graph compares the yearly percentage change in Bancorp’s cumulative total shareholder return on its common stock over the last five fiscal years to the cumulative total return of the S&P 500 Index and the NASDAQ Bank Index. Total shareholder return is measured by dividing the sum of the cumulative amount of dividends for the measurement period (assuming dividend reinvestment) and the difference between Bancorp’s share price at the end and the beginning of the measurement period, by the share price at the beginning of the measurement period.

Comparison of Five Year Cumulative Total Return Among
Patriot National Bancorp, Inc., S & P 500 Index and NASDAQ Bank Index

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Patriot National Bancorp, Inc.	100.00	114.51	153.54	228.58	261.74	333.46
S & P 500	100.00	77.90	100.24	111.15	116.60	135.02
NASDAQ Bank Index	100.00	104.52	135.80	150.73	144.20	160.07

Item 6. Selected Financial Data

	At or for the year ended December 31,
	2006	2005	2004	2003	2002

Operating Data:

Interest and dividend income	$38,009,526	$25,148,701	$18,678,251	$15,214,702	$12,604,718
Interest expense	18,069,648	10,269,625	7,008,508	5,588,255	4,764,693
Net interest income	19,939,878	14,879,076	11,669,743	9,626,447	7,840,025
Provision for loan losses	1,040,000	1,110,000	556,000	563,000	468,000
Noninterest income	2,359,149	3,229,037	2,702,204	4,813,740	4,113,820
Noninterest expense	17,576,872	14,634,487	12,256,550	11,659,467	9,812,838
Provision for income taxes	1,267,000	957,000	633,000	877,000	621,000
Net income	2,415,155	1,406,626	926,397	1,340,720	1,052,007

Per Share Data:

Basic income per share	0.67	0.52	0.38	0.56	0.44
Diluted income per share	0.66	0.51	0.37	0.55	0.43
Dividends per share	0.175	0.155	0.135	0.115	0.095

Balance Sheet Data3/22/2007

Cash and due from banks	3,868,670	7,220,577	6,670,409	4,023,732	5,385,757
Federal funds sold	27,000,000	6,500,000	37,500,000	15,000,000	3,000,000
Short term investments	24,605,869	2,247,028	11,460,057	10,430,939	3,348,968
Investment securities	70,222,035	80,991,068	78,258,775	92,330,533	61,720,716
Loans, net	506,884,155	364,243,777	263,874,820	214,420,528	170,794,939
Total assets	645,982,795	470,641,162	405,046,955	342,469,049	248,496,753
Total deposits	561,451,664	419,075,288	367,005,325	289,992,182	217,911,260
Total borrowings	16,248,000	17,248,000	16,248,000	31,301,385	10,292,675
Total shareholders' equity	64,283,345	31,374,615	19,756,434	18,779,913	18,544,955

Item 7.     Management’s Discussion and Analysis of Financial Condition and
  Results of Operation

Summary

During 2006 Bancorp’s subsidiary, Patriot National Bank established two additional branch banking offices, one through acquisition, increasing its branch banking network to 12 offices. In addition, Bancorp successfully completed a stock offering during September 2006 resulting in an increase in capital of $30.7 million, net of offering fees and expenses. Bancorp received subscriptions for a total of 1,500,000 shares.

Bancorp reported earnings of $2,415,000 ($0.67 basic income per share and $0.66 diluted income per share) for 2006 compared to $1,407,000 ($0.52 basic income per share and $0.51 diluted income per share) for 2005. Total assets ended the year at a record high of $646.0 million, an increase of $175.4 million from December 31, 2005.

Net interest income for the year ended December 31, 2006 increased $5.0 million or 34% to $19.9 million as compared to $14.9 million for the year ended December 31, 2005.

Total assets increased by 37% during the year as total loans increased from $364.2 million at December 31, 2005 to $506.9 million at December 31, 2006. The available for sale securities portfolio decreased $11.6 million or 15% to $67.1 million from $78.7 million at December 31, 2005; due to the current interest rate environment, management deemed it prudent to maintain funds from the decrease in the investment portfolio in short term investments. Loan growth was funded through deposit growth and the proceeds raised in the stock offering. Deposits increased $142.4 million to $561.5 million at December 31, 2006; interest bearing deposits increased $134.5 million, or 36%, and non-interest bearing deposits increased $7.9 million or 16%. Shareholders’ equity increased $32.9 million; this increase is the result of the stock offering, the exercise of certain stock options, the increase in retained earnings from net income, net of dividend payments and the decrease in accumulated other comprehensive loss due to a decrease in unrealized losses on the available for sale securities portfolio.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $175.3 million or 37% from $470.6 million at December 31, 2005 to $646.0 million at December 31, 2006. The growth in total assets was funded primarily by deposit growth of $142.4 million and $30.7 million in capital raised through the September 2006 stock offering and options exercised. Federal funds sold and short term investments increased $20.5 million and $22.4 million, respectively; these increases are due to the rapid rate of deposit growth, particularly during the fourth quarter.

Investments

The following table is a summary of Bancorp’s investment portfolio at December 31 for the years shown.

	2006	2005	2004
U. S. Government Sponsored
Agency Obligations	$ 16,566,822	$ 16,476,684	$ 14,823,295
Mortgage-backed securities	43,476,313	56,195,384	52,446,180
Marketable equity securities	7,050,000	6,000,000	9,000,000
Federal Reserve Bank stock	1,911,700	1,022,300	692,600
Federal Home Loan Bank stock	1,217,200	1,296,700	1,296,700
Total Investments	$ 70,222,035	$ 80,991,068	$ 78,258,775

Total investments decreased $10.7 million to $70.2 million; principal payments on mortgage-backed securities were partially offset by an increase in marketable equity securities as management decided to maintain its liquidity position over increasing the investment portfolio due to the interest rate environment.

The following table presents the maturity distribution of available for sale investment securities at December 31, 2006 and the weighted average yield of such securities. The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security.
		Over one	Over five				Weighted
	One year	through	through	Over ten			Average
	or less	five years	ten years	years	No maturity	Total	Yield

U. S. Government Sponsored
Agency Obligations	$-	$16,999,984	$-	$-	$-	$16,999,984	3.59%
Mortgage-backed securities	-	-	-	-	44,141,476	44,141,476	4.37%
Money market preferred
equity securities	-	-	-	-	7,050,000	7,050,000	4.20%
Total	$-	$16,999,984	$-	$-	$51,191,476	$68,191,460	4.16%
Weighted average yield	-	3.59%	-	-	4.35%	4.16%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2006:

	Amortized Cost	Fair Value

Available for sale securities:
U. S. Government Sponsored Agency Obligations	$ 16,999,984	$ 16,566,822
Mortgage-backed securities	44,141,476	43,476,313

Loans

The following table is a summary of Bancorp’s loan portfolio at December 31 for the years shown.

	2006	2005	2004

Real Estate
Commercial	$166,799,341	$129,178,889	$106,771,441
Residential	91,077,687	77,391,833	36,965,661
Construction	203,828,453	107,232,587	74,598,919
Commercial	23,997,640	15,591,818	17,562,523
Consumer installment	1,251,300	1,106,648	1,386,709
Consumer home equity	26,933,277	39,097,450	30,874,894
Total loans	513,887,698	369,599,225	268,160,147
Premiums on purchased loans	292,543	367,491	313,754
Net deferred fees	(1,665,654)	(1,134,604)	(1,117,556)
Allowance for loan losses	(5,630,432)	(4,588,335)	(3,481,525)
Loans, net	$506,884,155	$364,243,777	$263,874,820

Bancorp’s net loan portfolio increased $142.7 million or 39% to $506.9 million at December 31, 2006 from $364.2 million at December 31, 2005. Loan growth was funded through an increase in total deposits as well as by the proceeds raised in the September 2006 stock offering. Significant increases in the portfolio include a $96.6 million increase in construction loans, $30.0 million of which represents construction phase to permanent financing arrangements, a $37.6 million increase in commercial real estate loans, a $13.7 million increase in residential real estate loans and an $8.4 million increase in commercial and industrial loans. The growth in these segments of the loan portfolio were partially offset by a decrease in home equity loans of $12.2 million due in part to an increase in the prime rate, to which these loans are tied, prompting a number of borrowers to refinance and roll home equity debt into first mortgage loans.

The Bank has continued to hire additional lenders and credit analysts while offering a competitively priced and expanded product line which contributed to the growth in the portfolio. Although short term rates have increased, the growth in loans reflects the continued strong demand for real estate based financing in the Fairfield County, Connecticut and Westchester County, New York areas where the Bank primarily conducts its lending business. The Bank plans to further increase its lending and credit staff as it expands its franchise which should result in sustained strong loan demand, but from a wider market area.

At December 31, 2006, the net loan to deposit ratio was 90% and the net loan to asset ratio was 78%. At December 31, 2005, the net loan to deposit ratio was 87%, and the net loan to asset ratio was 77%.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities of loans in Bancorp’s portfolio at December 31, 2006, by type of loan:

		Due after
	Due in	one year
	one year	through	Due after
(thousands of dollars)	or less	five years	five years	Total
Commercial real estate	$37,075	$30,969	$98,755	$166,799
Residential real estate	4,084	3,997	82,997	91,078
Construction loans	118,274	54,247	31,307	203,828
Commercial loans	10,056	12,419	1,523	23,998
Consumer installment	1,146	105	-	1,251
Consumer home equity	27	3,450	23,457	26,934
Total	$170,662	$105,187	$238,039	$513,888

Fixed rate loans	$23,551	$27,211	$3,675	$54,437
Variable rate loans	147,111	77,976	234,364	459,451
Total	$170,662	$105,187	$238,039	$513,888

Loan Concentrations

The Bank has no concentrations of loans other than those disclosed in the summary loan portfolio table.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. A risk rating system is utilized to measure the adequacy of the general component of the allowance for loan losses. Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of “one” being the least risk and a rating of “nine” reflecting the most risk or a complete loss. Risk ratings are assigned based upon the recommendations of the credit analyst and originating loan officer and confirmed by the loan committee at the initiation of the transactions, and are reviewed and changed, when necessary, during the life of the loan. Loan loss reserve factors which are based on historical loss experience adjusted for qualitative factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of “six” or above are monitored more closely by the credit administration officers. The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Loan quality control is continually monitored by management subject to oversight by the board of directors through its members who serve on the loan committee. Loan quality control is also reviewed by the full board of directors on a monthly basis. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $5.6 million, at December 31, 2006, which represents 1.10% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2005, the allowance for loan losses was $4.6 million or 1.25% of gross loans outstanding.

The accrual of interest income on loans is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days, based on contractual terms, as to either principal or interest. When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income. The accrual of interest on loans past due 90 days or more, including impaired loans, may be continued if the loan is well secured, and it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection. A non-accrual loan is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.

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

Analysis of Allowance for Loan Losses

	2006	2005	2004	2003	2002
	(thousands of dollars)

Balance at beginning of period	$4,588	$3,481	$2,934	$2,372	$1,894
Charge-offs	(1)	(3)	(9)	(1)	-
Recoveries	3	-	-	-	10
Net recoveries (charge-offs)	2	(3)	(9)	(1)	10
Additions charged to operations	1,040	1,110	556	563	468
Balance at end of period	$5,630	$4,588	$3,481	$2,934	$2,372
Ratio of net recoveries (charge-offs)
during the period to average loans
outstanding during the period	0.00%	(0.00%)	(0.01%)	(0.00%)	0.01%

Allocation of the Allowance for Loan Losses

						Percent of loans in each
Balance at end of each	Amounts (thousands of dollars)					category to total loans
period applicable to:	2006	2005	2004	2003	2002	2006	2005	2004	2003	2002
Real Estate:
Commercial	$1,943	$1,607	$1,319	$1,183	$893	32.46%	34.95%	39.82%	44.15%	37.97%
Residential	245	511	304	230	276	17.72%	20.94%	13.78%	9.98%	15.54%
Construction	2,998	1,963	1,358	972	726	39.67%	29.01%	27.82%	26.17%	22.56%
Commercial	290	164	185	155	129	4.67%	4.22%	6.55%	7.12%	7.49%
Consumer installment	31	10	11	12	11	0.24%	0.30%	0.52%	0.85%	1.01%
Consumer home equity	72	260	233	285	283	5.24%	10.58%	11.51%	11.73%	15.43%
Unallocated	51	73	71	97	54	N/A	N/A	N/A	N/A	N/A
Total	$5,630	$4,588	$3,481	$2,934	$2,372	100.00%	100.00%	100.00%	100.00%	100.00%

Non-Accrual, Past Due and Restructured Loans

The following table is a summary of non-accrual and past due loans at the end of each of the last five years.

	2006	2005	2004	2003	2002
	(thousands of dollars)

Loans delinquent over 90
days still accruing	$1,897	$275	$373	$165	$1,172
Non-accruing loans	2,904	1,935	3,669	150	201
	$4,801	$2,210	$4,042	$315	$1,373

% of Total Loans	0.93%	0.60%	1.51%	0.14%	0.79%
% of Total Assets	0.74%	0.47%	1.00%	0.09%	0.56%

Additional income on non-accrual
loans if recognized on an accrual
basis	$141	$6	$18	$18	$67

There were no loans in either 2006 or 2005 considered as “troubled debt restructurings.”

Potential Problem Loans

The $2.9 million of non-accruing loans at December 31, 2006 is comprised of three loans, all to the same borrower of which $1.07 million was guaranteed by the U.S. Small Business Administration. The loans are secured by commercial and residential real estate as well as all associated business assets. Based on the Bank’s analysis for loan impairment, a specific reserve in the amount of $250,000 has been established; however, management believes that the business is viable and subsequent to December 31, 2006 issued a proposal to the borrower for a modification under consideration by the Bank.

Loans delinquent over 90 days and still accruing are comprised of six loans, five of which totaling $1.2 million were past maturity, but current as to loan payments; the remaining loan in the amount of $695,000 was subsequently paid off.

At December 31, 2006, Bancorp had no loans other than those described above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

The following table is a summary of Bancorp’s deposits at December 31 for each of the years shown.

	2006	2005	2004

Non-interest bearing	$56,679,836	$48,797,389	$42,584,120

Interest bearing
Time certificates, less than $100,000	248,414,014	168,565,756	131,764,662
Time certificates, $100,000 or more	162,546,807	98,440,248	71,287,106
Money markets	40,935,628	57,798,772	72,450,663
Savings	25,993,452	20,089,889	22,104,121
NOW	26,881,927	25,383,234	26,814,653
Total interest bearing	504,771,828	370,277,899	324,421,205
Total deposits	$561,451,664	$419,075,288	$367,005,325

Total deposits increased $142.4 million or 34% to $561.4 million at December 31, 2006. Non-interest bearing deposits increased $7.9 million or 16% to $56.7 million at December 31, 2006; interest bearing deposits increased $134.5 million or 36% to $504.8 million at December 31, 2006.

Due to the Bank’s continued expansion and the increased penetration into the areas served by the Bank, commercial demand accounts increased $5.7 million, a 20% increase as compared to last year, and personal demand accounts increased $5.4 million, an increase of 39% when compared to last year. Internal accounts decreased $3.3 million or 60% from $5.5 million at December 31, 2005 to $2.2 million at December 31, 2006; this decrease is due primarily to fewer outstanding official checks at the end of 2006 as compared to 2005.

During 2006, the Bank established two additional branch banking offices, a new office in Milford, Connecticut and the acquisition of one in New York City, New York. The promotional campaign run in conjunction with the grand opening of the Milford branch was also a contributing factor to the growth of deposits in established branches. Certificates of deposit increased $144.0 million which represents an increase of 54% when compared to last year; much of the growth in certificates of deposit is attributable to the promotional campaign run in conjunction with the new branch opening as well as the transfer of funds from lower rate money market fund products, which decreased as compared to last year. The increase in certificates of deposit greater than $100 thousand of $64.1 million is the result of successful sales efforts and branch expansion. At December 31, 2006 the bank had no brokered deposits. Savings accounts increased $5.9 million, an increase of 29% as compared to last year; this increase is due to a more competitively priced commercial savings product introduced during 2006. Money market fund accounts decreased $16.8 million or 29%; a portion of this decrease represents transfers to certificates of deposit as a result of promotional campaigns and general increases in interest rates offered on certificates of deposit accounts. The Bank continues to offer attractive interest rates in the very competitive Fairfield County marketplace in order to attract additional deposits to fund loan growth.

As of December 31, 2006, the Bank’s maturities of time deposits were:

	$100,000 or	Less than
	greater	$100,000	Totals
(thousands of dollars)

Three months or less	$ 39,441	$ 55,475	$ 94,916
Three to six months	42,712	69,094	111,806
Six months to one year	47,822	72,695	120,517
Over one year	32,572	51,150	83,722
Total	$ 162,547	$ 248,414	$ 410,961

Borrowings

Borrowings decreased $1.0 million to $16.2 million at December 31, 2006.

Borrowings are comprised of Federal Home Loan Bank Advances and junior subordinated debentures.

The following table sets forth certain information concerning short term borrowing amounts arising from Federal Home Loan Bank advances at the dates and for the years indicated:

December 31, 2006				December 31, 2005
			Average				Average
			amount				amount
Amount	Maturity	Rate	outstanding	Amount	Maturity	Rate	outstanding

$ 5,000,000	4/12/2007	5.240%	$ 3,630,137	$ 5,000,000	3/13/2006	4.490%	$ 273,973
1,000,000	4/30/2007	2.960%	$ 1,000,000	1,000,000	5/1/2006	2.490%	$ 1,000,000
2,000,000	5/14/2007	5.110%	2,000,000
$ 8,000,000		4.923%	$ 6,630,137	$ 6,000,000		4.157%	$ 1,273,973

The maximum amount of short term borrowings outstanding under Federal Home Loan Bank advances during 2006 and 2005 was $46,000,000 and $15,000,000, respectively.

Other

The increase in premises and equipment is due primarily to the capitalized costs associated with leasehold improvements and equipment for a new branch office as well as construction in progress for branches under renovation that are planned to open early in 2007.

The increase in accrued interest receivable is due primarily to higher outstanding balances in loans at December 31, 2006 as compared to those in effect at December 31, 2005.

The increase in goodwill and other intangible assets relates to the goodwill and core deposit intangible recorded in conjunction with the acquisition of the New York City branch banking office.

The increase in other assets includes other real estate owned of $834,000 which is comprised of one commercial property obtained through loan foreclosure proceedings completed at the end of the third quarter of 2006. Subsequent to December 31, 2006 the Bank entered into a contract with a buyer for the property. Management anticipates that the sale should be consummated in 2007 in an amount in excess of the recorded investment in the property.

The increase in accrued expenses and other liabilities is due primarily to increases in accruals for sales and performance based incentive programs and higher balances in accrual estimates for other unpaid expenses.

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

Distribution of Assets, Liabilities and Shareholder's Equity
Interest Rates and Interest Differential and Rate Volume Variance Analysis
(thousands of dollars)(1)
	2006			2005			2004			2006 vs. 2005 Fluctuations			2005 vs. 2004 Fluctuations
		Interest			Interest			Interest		Interest Income/Expense (3)			Interest Income/Expense (3)
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average	Due to Change in:			Due to Change in:
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans (2)	$442,612	$34,052	7.69%	$316,058	$21,561	6.82%	$239,239	$15,632	6.53%	$7,789	$4,702	$12,491	$4,824	$1,105	$5,929
Federal funds sold and
other cash equivalents	18,661	955	5.12%	16,777	494	2.94%	21,089	294	1.39%	50	411	461	(49)	249	200
Investments (4)	75,869	3,003	3.96%	87,164	3,094	3.55%	87,631	2,752	3.14%	(376)	285	(91)	(15)	357	342
Total interest earning assets	$537,142	$38,010	7.08%	$419,999	$25,149	5.99%	$347,959	$18,678	5.37%	7,463	5,398	12,861	4,760	1,711	6,471

Cash and due from banks	5,231			5,117			4,159
Allowance for loan losses	(5,324)			(3,897)			(3,190)
Other assets	9,671			8,446			8,017
Total Assets	$546,720			$429,665			$356,945

Interest bearing liabilities:
Time certificates	$325,522	$14,687	4.51%	$224,526	$8,040	3.58%	$156,623	$4,901	3.13%	$3,018	$3,629	$6,647	$1,895	$1,244	$3,139
Savings accounts	23,291	435	1.87%	21,792	277	1.27%	23,666	294	1.24%	18	140	158	(22)	5	(17)
Money market accounts	44,876	646	1.44%	67,943	862	1.27%	70,264	867	1.23%	(265)	49	(216)	(29)	24	(5)
NOW accounts	26,838	383	1.43%	26,072	188	0.72%	23,107	152	0.66%	6	189	195	19	17	36
FHLB advances	24,496	1,241	5.07%	10,422	374	3.59%	14,197	372	2.62%	346	521	867	(84)	86	2
Subordinated debt	8,248	673	8.16%	8,248	528	6.40%	8,248	380	4.61%	-	145	145	-	148	148
Other borrowings	96	5	5.21%	34	1	2.94%	2,469	42	1.70%	1	3	4	(23)	(18)	(41)
Total interest bearing liabilities	$453,367	$18,070	3.99%	$359,037	$10,270	2.86%	$298,574	$7,008	2.35%	3,124	4,676	7,800	1,756	1,506	3,262

Demand deposits	48,455			43,813			36,456
Accrued expenses and other liabilities	4,418			3,380			2,362
Shareholder's equity	40,480			23,435			19,553
Total liabilities and equity	$546,720			$429,665			$356,945

Net interest income		$19,940			$14,879			$11,670		$4,339	$722	$5,061	$3,004	$205	$3,209
Interest margin			3.71%			3.54%			3.35%
Interest spread			3.09%			3.13%			3.02%

(1)  The rate volume analysis reflects the changes in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to volume includes changes in interest attributable to mix.

(2) Includes non-accruing loans.
(3) Favorable/(unfavorable) fluctuations.
(4) Yields are calculated at historical cost and excludes the effects of unrealized gains or losses on available for sale securities.

RESULTS OF OPERATIONS

For the year ended December 31, 2006, Bancorp earned $2,415,000 ($0.67 basic income per share and $0.66 diluted income per share) an increase of 72% as compared to 2005 when Bancorp earned $1,407,000 ($0.52 basic income per share and $0.51 diluted income per share).

Interest and dividend income increased $12.9 million to $38.0 million in 2006 as compared to 2005 when interest and dividend income was $25.1 million. This increase is due primarily to the growth in the loan portfolio combined with a general increase in interest rates.

Interest expense increased $7.8 million or 76% to $18.1 million in 2006 compared to $10.3 million in 2005. The increase in interest expense is due largely to the increase in total deposits as well as to a general increase in interest rates.

Noninterest income decreased $870,000 or 26% to $2.4 million in 2006 as compared to $3.2 million in 2005. Noninterest expenses for 2006 totaled $17.6 million which represents an increase of $2.9 million or 20% over the prior year. The higher operating costs were primarily the result of increases in employee expenses related to staff additions primarily in the lending area which contributed to the growth in the loan portfolio, occupancy expenses associated with securing additional branch locations in furtherance of the Bank’s growth strategy and increased advertising expenses related to increasing name recognition.

The following are measurements relating to Bancorp’s earnings.
	2006	2005	2004

Return on average assets	0.44%	0.33%	0.26%
Return on average equity	5.97%	6.00%	4.74%
Dividend payout ratio	26.12%	29.81%	35.26%
Average equity to average assets	7.41%	5.46%	5.48%
Basic income per share	$ 0.67	$ 0.52	$ 0.38
Diluted income per share	$ 0.66	$ 0.51	$ 0.37

Interest income and expense

Bancorp’s net interest income increased $5.0 million or 34%, to $19.9 million in 2006 from $14.9 million in 2005. An increase in average earning assets of $117.1 million, or 28%, increased Bancorp’s interest income $12.9 million or 51% from $25.1 million in 2005 to $38.0 million in 2006. Average loans outstanding increased $126.6 million, or 40%, led by growth in construction and real estate loans, which reflects the continuing strength of the local real estate market. The increase in the yields on investments partially offset the decrease in the volume of investments which resulted in a net decrease in interest and dividends on investments of $91,000. Higher yields on federal funds sold and short term investments combined with an increase in the average balances of both resulted in an increase in interest income of $461,000.

Total average interest bearing liabilities increased by $94.0 million or 26%; average certificates of deposit increased by $101.0 million or 45%; average money market deposits decreased $23.1 million or 34%; average FHLB advances increased $14.1 million or 135%. Interest expense increased $7.8 million or 76% from $10.3 million in 2005 to $18.1 million in 2006. Interest expense on certificates of deposit increased $3.6 million as a result of an increase in the cost of funds for that portfolio from 3.58% in 2005 to 4.51% in 2006; and increased $3.0 million in 2006 due to higher average outstanding balances. Increases in both the interest rates paid and the average balances outstanding of FHLB advances resulted in increases in interest expense of $521,000 and $346,000, respectively, during 2006 over amounts paid in 2005. Rising interest rates also contributed to the increase in the interest expense on subordinated debentures of $145,000 or 27% from $528,000 in 2005 to $673,000 in 2006 resulting in an increase in the cost of the debt from 6.40% in 2005 to 8.16% in 2006.

Management regularly reviews loan and deposit rates and attempts to price Bancorp’s products competitively. Bancorp tracks its mix of asset/liability maturities and strives to maintain a reasonable match. Performance ratios are reviewed monthly by management and the Board and are used to set strategies.

Provision for loan losses

The provision for loan losses charged to operations for the year ended December 31, 2006 of $1.0 million represents a decrease of $70,000 when compared to the provision of $1.1 million for the year ended December 31, 2005. This change is due to the credit risk factors applied against the portfolio and not to any adverse or more favorable changes in the credit quality of the loan portfolio or changes in non-performing loans.

An analysis of the changes in the allowance for loan losses is presented under the discussion entitled “Allowance for Loan Losses.”

Noninterest income

Noninterest income decreased $870,000 or 27% from $3.2 million in 2005 to $2.4 million in 2006. A decrease in the volume of loans placed with outside investors resulted in a decrease in mortgage brokerage and referral fee income of $864,000 or 41% and a decrease in loan application, inspection and processing fee income of $102,000 or 25%. Increases in deposit accounts and transaction volumes resulted in an increase in fees and service charges of $83,000 or 15% from $562,000 for the year ended December 31, 2005 to $645,000 for the year ended December 31, 2006. Other noninterest income increased 8% or $12,000 to $173,000 for the year ended December 31, 2006 from $161,000 for the year ended December 31, 2005; this increase is due mainly to increased fees from debit card transactions.

Noninterest expenses

Noninterest expenses increased $3.0 million or 20% in 2006 from $14.6 million in 2005 to $17.6 million in 2006. Salaries and benefits increased $1.4 million or 16% in 2006 as compared to 2005, due primarily to higher compensation levels and performance related incentive programs, as well as staff additions resulting primarily from the full year impact in 2006 of the branch opened in 2005 and the two new branches opened in 2006. Higher staffing levels and incentive compensation also resulted in higher payroll taxes, employee benefit costs and the expenses associated with training programs. Occupancy and equipment expenses increased $714,000 or 34% from $2.1 million in 2005 to $2.8 million in 2006; this increase is due primarily to the full year impact in 2006 of opening one new branch office in 2005, opening two branches in 2006 and the lease expenses associated with new branches scheduled to open in 2007 that are under renovation. Increased marketing campaigns and related activities, such as mailings and solicitations, and the sponsorship of community events resulted in an increase in advertising and promotional expense of $283,000 or 67% to $703,000 for the year ended December 31, 2006 as compared to $420,000 for the year ended December 31, 2005. For the year ended December 31, 2006 data processing and other outside services increased $175,000 or 15% to $1.3 million from $1.1 million for the year ended December 31, 2005; this increase is due primarily to increases in data processing services, correspondent banking charges and an increase in personnel placement fees. The increases in data processing and correspondent banking expenses were a result of the growth in the branch network as well as increased ongoing maintenance charges for the implementation of new products and services.

Management believes that additional branch offices will contribute to the future growth and earnings of Bancorp. While the opening of these new branches will result in increased operating expenses, the openings will be strategically planned to maintain profitable operations.

Income Taxes

The provision for income taxes represents the tax expense recognized for both federal and state income taxes. The income tax provision for 2006 of $1,267,000 represents an effective tax rate of 34.4%; the income tax provision for 2005 of $957,000 represents an effective tax rate of 40.5%.

Comparison of Results of Operations for the years 2005 and 2004

For the year ended December 31, 2005, Bancorp earned $1,407,000 ($0.52 basic income per share and $0.51 diluted income per share) an increase of 52% as compared to 2004 when Bancorp earned $926,000 ($0.38 basic income per share and $0.37 diluted income per share).

Interest and dividend income increased $6.4 million to $25.1 million in 2005 as compared to 2004 when interest and dividend income was $18.7 million. This increase was due primarily to the growth in the loan portfolio combined with a general increase in interest rates.

Interest expense increased $3.3 million or 47% to $10.3 million in 2005 compared to $7.0 million in 2004. The increase in interest expense was due largely to the increase in total deposits as well as to a general increase in interest rates.

Noninterest income increased $527,000 or 20% to $3.2 million in 2005 as compared to $2.7 million in 2004. An increase in the volume and size of loan transactions resulted in an increase in mortgage brokerage and referral fee income of $386,000 or 22%.

Noninterest expenses for 2005 totaled $14.6 million which represents an increase of $2.3 million or 19% over 2004. The higher operating costs were primarily the result of the full year impact in 2005 of the two branch offices opened in 2004, the new branch office opened in 2005 and increased commission expense.

Interest income and expense

Bancorp’s net interest income increased $3.2 million or 28%, to $14.9 million in 2005 from $11.7 million in 2004. An increase in average earning assets of $72.0 million, or 21%, increased Bancorp’s interest income $6.5 million or 35% from $18.7 million in 2004 to $25.1 million in 2005. Average loans outstanding increased $76.8 million, or 32%, led by growth in construction and real estate loans, which reflected the strength of the local real estate market. The increase in the yields on investments was partially offset by a decrease in the volume of investments resulting in a net increase in interest and dividends on investments of $342,000. Higher yields on federal funds sold and short term investments, partially offset by a decrease in the average balances of both, resulted in an increase in interest income of $127,000 and $73,000, respectively. Total average interest bearing liabilities increased by $60.4 million or 20%; average certificates of deposit and NOW accounts increased by $67.9 million and $3.0 million, respectively; average money market deposits and savings deposits decreased $2.3 million and $1.9 million, respectively; average FHLB advances and other borrowings decreased $3.8 million and $2.4 million respectively. Interest expense increased from $7.0 million in 2004 to $10.3 million in 2005. Interest expense on certificates of deposit increased $3.1 million as a result of higher average outstanding balances combined with an increase in the cost of funds for that portfolio from 3.13% in 2004 to 3.58% in 2005. Rising interest rates also contributed to the increase in the interest expense on subordinated debentures of $148,000 or 39% from $380,000 in 2004 to $528,000 in 2005 resulting in an increase in the cost of the debt from 4.61% in 2004 to 6.40% in 2005.

Provision for loan losses

The provision for loan losses charged to operations for the year ended December 31, 2005 of $1.1 million represented an increase of $554,000 when compared to the provision of $556,000 for the year ended December 31, 2004. This increase was due to the loan growth and the credit risk factors applied against the portfolio and not to any adverse changes in the credit quality of the loan portfolio or in non-performing loans.

An analysis of the changes in the allowance for loan losses is presented under the discussion entitled “Allowance for Loan Losses.”

Noninterest income

Noninterest income increased $527,000 or 20% from $2.7 million in 2004 to $3.2 million in 2005. An increase in the volume and size of loan transactions and loan origination staff resulted in an increase in mortgage brokerage and referral fees of $386,000 or 22% from $1.7 million in 2004 to $2.1 million in 2005. Increases in deposit accounts and transaction volumes resulted in an increase in fees and service charges of $97,000 or 21% from $465,000 for the year ended December 31, 2004 to $562,000 for the year ended December 31, 2005. Other noninterest income increased 44% or $50,000 to $161,000 for the year ended December 31, 2005 from $111,000 for the year ended December 31, 2004; this increase is due mainly to increased fees from debit card transactions and the settlement of an insurance claim.

Noninterest expenses

Noninterest expenses increased $2.3 million in 2005 from $12.3 million in 2004 to $14.6 million in 2005. Salaries and benefits increased $1.5 million or 19% in 2005 as compared to 2004, due primarily to staff additions resulting from the full year impact in 2005 of the two branches opened in 2004 and one branch opened in 2005 and higher levels of commissions as a direct result of the increase in the revenue generated by mortgage brokerage operations. Higher staffing levels and incentive compensation also resulted in higher payroll taxes, employee benefit costs and the expenses associated with training programs. Occupancy and equipment expenses increased $375,000 from $1.7 million in 2004 to $2.1 million in 2005; this increase was due primarily to the full year impact in 2005 of opening two new branch offices in 2004 and of opening one branch in 2005. For the year ended December 31, 2005 data processing and other outside services increased $345,000 or 43% to $1.1 million from $0.8 million for the year ended December 31, 2004; much of this increase is due to an increase in personnel placement fees, data processing expenses and information technology consulting. The increase in data processing expenses is a result of the growth in the branch network as well as to increases due to ongoing maintenance charges for the implementation of additional products and services.

Income Taxes

The provision for income taxes of $957,000 in 2005 and $633,000 for 2004 represents the tax expense recognized for both federal and state income tax. The effective tax rate for both 2005 and 2004 was 40.5%.

LIQUIDITY

Bancorp’s liquidity position was 19% and 20% at December 31, 2006 and 2005, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover increases in its loan portfolio and downward fluctuations in deposit accounts. Management believes Bancorp’s short-term assets have sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

At December 31, 2006, cash and cash equivalents and securities classified as available for sale were $55.5 million and $67.1 million, respectively. In addition to Federal Home Loan Bank advances outstanding at December 31, 2006, the Bank had the ability to borrow an additional $102.0 million from the Federal Home Loan Bank of Boston, which included a $2.0 million overnight line of credit. At December 31, 2006, the Bank had $8.0 million in Federal Home Loan Bank advances, none of which were under the overnight line of credit. At December 31, 2006 the Bank also had available a $3.0 million overnight line of credit from a correspondent bank as well as the ability to borrow $10.0 million under a repurchase agreement. There were no amounts outstanding under either arrangement at December 31, 2006.

The following table presents Bancorp’s contractual obligations as of December 31, 2006:

		Less than	One to	Three to	Over five
	Total	one year	three years	five years	years

Certificates of deposit	$410,960,821	$327,238,523	$64,043,306	$19,678,992	$-
Junior subordinated debt owed to
unconsolidated trust	8,248,000	-	-	-	8,248,000
FHLB Advances	8,000,000	8,000,000	-	-	-
Operating lease obligations	14,632,741	1,884,072	3,344,683	3,163,707	6,240,279

Total contractual obligations	$441,841,562	$337,122,595	$67,387,989	$22,842,699	$14,488,279

The following table presents Bancorp’s off-balance sheet commitments as of December 31, 2006. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements.

Future loan commitments	$ 54,134,247
Unused lines of credit	43,900,007
Undisbursed construction loans	97,977,899
Financial Standby letters of credit	264,483

Total commitments	$ 196,276,636

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios for each of the years shown:

	December 31,
	2006	2005	2004

Total Risk-Based Capital	15.34%	12.70%	10.70%
Tier 1 Risk- Based Capital	14.22%	11.45%	9.04%
Leverage Capital	11.63%	8.56%	6.79%

The following table illustrates the Bank’s regulatory capital ratios for each of the years shown:

	December 31,
	2006	2005	2004

Total Risk-Based Capital	15.02%	12.52%	10.50%
Tier 1 Risk- Based Capital	13.90%	11.27%	9.29%
Leverage Capital	11.37%	8.42%	6.98%

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

The increase in capital ratios during 2006 was due primarily to the issuance of additional capital stock combined with the increase in retained earnings and partially offset by the growth of the Bank.

Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain its “well capitalized” classification. Management’s strategic and capital plans contemplate various alternatives to raise additional capital to support the planned growth of the Bank which includes the opening of additional branches in 2007.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

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

The exposure to interest rate risk is monitored by the Management Asset and Liability Committee consisting of senior management personnel. The Committee meets on a monthly basis, but may convene more frequently as conditions dictate. The Committee reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. This Committee reports to the Board of Directors on a monthly basis regarding its activities. In addition to the Management Asset Liability Committee, there is a Board Asset and Liability Committee (“ALCO”) which meets quarterly. ALCO monitors the interest rate risk analyses, reviews investment transactions during the period and determines compliance with Bank policies.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation. The calculations use projected repricings of assets and liabilities at December 31, 2006 and 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.
	Basis	Interest Rate	December 31,
	Points	Risk Guidelines	2006	2005

Gap percentage total		+/- 15%	1.53%	4.98%
Net interest income	200	+/- 15%	11.22%	14.49%
	-200	+/- 15%	-12.04%	-14.24%
Net portfolio value	200	+/- 25%	-3.25%	0.45%
	-200	+/- 25%	1.19%	-7.89%

Bancorp benefited during 2006 from a rising interest rate environment as assets re-priced faster than liabilities and, combined with a 39% increase in the loan portfolio, resulted in an expanding net interest margin. These factors contributed to higher levels of net interest income and net portfolio value in the base case scenario at December 31, 2006 as compared to December 31, 2005 using Bancorp’s interest income simulation model. Bancorp’s interest rate risk position was within guidelines in all categories at December 31, 2006. The interest rate risk position is monitored on an ongoing basis and management reviews strategies to maintain all categories within guidelines.

The table below sets forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases. The analyses indicate the rate risk embedded in Bancorp’s portfolio at the dates indicated should all interest rates instantaneously rise or fall. The results are derived by adding to or subtracting from all current rates; however there are certain limitations to these types of analyses. Rate changes are rarely instantaneous and these analyses may also overstate the impact of short term repricings.

Net Interest Income and Economic Value
Summary Performance

December 31, 2006
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	23,940	2,415	11.22%	68,230	(2,290)	-3.25%
+ 100	22,750	1,225	5.69%	69,491	(1,029)	-1.46%
BASE	21,525			70,520
- 100	20,307	(1,218)	-5.66%	71,533	1,013	1.44%
- 200	18,934	(2,591)	-12.04%	71,359	839	1.19%

December 31, 2005
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	18,650	2,360	14.49%	47,153	211	0.45%
+ 100	17,478	1,188	7.29%	47,606	664	1.41%
BASE	16,290			46,942
- 100	15,115	(1,175)	-7.21%	45,432	(1,510)	-3.22%
- 200	13,970	(2,320)	-14.24%	43,239	(3,703)	-7.89%

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

Item 8.     Financial Statements and Supplementary Data

The consolidated balance sheets of Bancorp as of December 31, 2006 and December 31, 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, together with the report thereon of McGladrey & Pullen, LLP dated March 26, 2007, are included as part of this Form 10-K in the “Financial Report” following page 48 hereof.

The following table presents selected quarterly financial information (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006:
Interest income	$8,040,092	$9,152,592	$9,856,854	$10,959,988
Interest expense	3,428,785	4,185,462	4,821,600	5,633,801
Net interest income	4,611,307	4,967,130	5,035,254	5,326,187
Provision for loan losses	572,800	350,700	116,500	-
Noninterest income	630,265	581,329	632,563	514,992
Noninterest expenses	4,038,829	4,394,967	4,490,679	4,652,397
Income before income taxes	629,943	802,792	1,060,638	1,188,782
Income taxes	231,000	295,000	390,000	351,000
Net income	$398,943	$507,792	$670,638	$837,782

Net income per common share:
Basic	$0.12	$0.16	$0.20	$0.19
Diluted	0.12	0.16	0.20	0.18

2005:
Interest income	$5,594,456	$5,809,046	$6,439,258	$7,305,941
Interest expense	2,179,914	2,315,236	2,733,111	3,041,364
Net interest income	3,414,542	3,493,810	3,706,147	4,264,577
Provision for loan losses	260,000	100,000	350,000	400,000
Noninterest income	711,015	820,881	985,582	711,559
Noninterest expenses	3,383,376	3,624,595	3,870,018	3,756,498
Income before income taxes	482,181	590,096	471,711	819,638
Income taxes	195,000	239,000	191,000	332,000
Net income	$287,181	$351,096	$280,711	$487,638

Net income per common share:
Basic	$0.12	$0.14	$0.11	$0.15
Diluted	0.11	0.14	0.11	0.15

Item 9.     Changes in and Disagreements with Accountants on Accounting and
  Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Item 9B.  Other Information

 None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to Bancorp’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2007 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2006.

The Company has adopted a Code of Ethics for its senior financial officers. The information required by Item 406 is contained in Exhibit 14 to this Form 10-K. A copy of this Code of Ethics will be provided to any person so requesting by writing to Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, Connecticut 06901, Attn: Robert F. O’Connell, Chief Financial Officer.

Item 11.     Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
   Related Shareholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement.

Item 14.     Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Description

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

3(i)(B)
Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 000-29599)).

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

Exhibit No.	Description

10(a)(4)	Change of Control Agreement, dated as of January 1, 2007 among Angelo De Caro, and Patriot National Bank and Bancorp.

10(a)(5)
Employment Agreement dated as of November 3, 2003 among Patriot National Bank, Bancorp and Robert F. O’Connell (incorporated by reference to Exhibit 10(a)(5) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

10(a)(6)	Change of Control Agreement, dated as of January 1, 2007 among Robert F. O’Connell and Patriot National Bank and Bancorp.

10(a)(8)	Employment Agreement dated as of January 1, 2007 between Patriot National Bank and Marcus Zavattaro.

10(a)(9)
License agreement dated July 1, 2003 between Patriot National Bank and L. Morris Glucksman (incorporated by reference to Exhibit 10(a)(9) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

10(a)(10)	Employment Agreement dated as of January 1, 2007 among the Bank, Bancorp and Charles F. Howell.

10(a)(11)	Change of Control Agreement, dated as of January 1, 2007 among Charles F. Howell, Patriot National Bank and Bancorp.

10(a)(12)	2005 Director Stock Award Plan (incorporated by reference to Exhibit 10(a)(12) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000-295999)).

10(a)(13)	Change of Control Agreement, dated as of January 1, 2007 between Martin G. Noble and Patriot National Bank.

10(a)(14)	Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp.

10(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

Exhibit No.	Description

21	Subsidiaries of Bancorp (Incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

23	Consent of McGladrey & Pullen, LLP.

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot National Bancorp, Inc.
(Registrant)

By: /s/ Angelo De Caro
Name: Angelo De Caro
Title: Chairman & Chief Executive Officer

Date: March 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Angelo De Caro	March 28, 2007
Angelo De Caro, Chairman, Chief Executive	Date
Officer and Director

/s/ Robert F. O’Connell	March 28, 2007
Robert F. O’Connell	Date
Senior Executive Vice President,
Chief Financial Officer and Director

/s/ Michael A. Capodanno	March 28, 2007
Michael A. Capodanno	Date
Senior Vice President & Controller

/s/ John J. Ferguson	March 28, 2007
John J. Ferguson	Date
Director

/s/ Brian A. Fitzgerald	March 28, 2007
Brian A. Fitzgerald	Date
Director

Form 10 K - Signatures continued

John A. Geoghegan	Date
Director

/s/ L. Morris Glucksman	March 28, 2007
L. Morris Glucksman	Date
Director

/s/ Charles F. Howell	March 28, 2007
Charles F. Howell	Date
Director

/s/ Michael F. Intrieri	March 28, 2007
Michael F. Intrieri	Date
Director

/s/ Philip W. Wolford	March 28, 2007
Philip W. Wolford	Date
Director

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

FINANCIAL REPORT
DECEMBER 31, 2006 and 2005

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	2
Consolidated statements of income	3
Consolidated statements of shareholders’ equity	4
Consolidated statements of cash flows	5 -6
Notes to consolidated financial statements	7 - 41

McGladrey & Pullen
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Patriot National Bancorp, Inc. and Subsidiary
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company adopted Financial Accounting Standards No. 123(R) on January 1, 2006 and changed its method of accounting for share-based payments.

/S/ McGladrey & Pullen, LLP

New Haven, Connecticut
March 26, 2007

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks (Note 2):
Noninterest bearing deposits and cash	$3,865,468	$7,180,391
Interest bearing deposits	3,202	40,186
Federal funds sold	27,000,000	6,500,000
Short-term investments	24,605,869	2,247,028
Cash and cash equivalents	55,474,539	15,967,605

Available for sale securities (at fair value) (Note 3)	67,093,135	78,672,068
Federal Reserve Bank stock	1,911,700	1,022,300
Federal Home Loan Bank stock (Note 8)	1,217,200	1,296,700
Loans receivable (net of allowance for loan losses: 2006 $5,630,432;
2005 $4,588,335) (Note 4)	506,884,155	364,243,777
Accrued interest and dividends receivable	3,542,173	2,445,417
Premises and equipment, net (Notes 5 and 9)	3,690,861	2,474,153
Deferred tax asset (Note 10)	2,914,562	2,675,595
Goodwill and other intangible assets (Note 11)	1,487,651	930,091
Other assets (Notes 6 and 8)	1,766,819	913,456
Total assets	$645,982,795	$470,641,162

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Note 7):
Noninterest bearing deposits	$56,679,836	$48,797,389
Interest bearing deposits	504,771,828	370,277,899
Total deposits	561,451,664	419,075,288

Federal Home Loan Bank borrowings (Note 8)	8,000,000	9,000,000
Junior subordinated debt owed to unconsolidated trust (Note 8)	8,248,000	8,248,000
Accrued expenses and other liabilities	3,999,786	2,943,259
Total liabilities	581,699,450	439,266,547

Commitments and Contingencies (Notes 8, 9 and 14)

Shareholders' equity (Notes 12 and 15)
Preferred stock, no par value; 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; shares
issued and outstanding: 2006 4,739,494; 2005 3,230,649	9,478,988	6,461,298
Additional paid-in capital	49,463,307	21,709,224
Retained earnings	6,022,012	4,308,242
Accumulated other comprehensive loss - net unrealized loss
on available for sale securities, net of taxes	(680,962)	(1,104,149)
Total shareholders' equity	64,283,345	31,374,615

Total liabilities and shareholders' equity	$645,982,795	$470,641,162

See Notes to Consolidated Financial Statements.
2

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest and Dividend Income
Interest and fees on loans	$34,052,444	$21,561,121	$15,631,838
Interest on investment securities	2,541,678	2,750,205	2,496,065
Dividends on investment securities	815,014	510,657	358,012
Interest on Federal funds sold	582,952	315,942	189,485
Other interest income	17,438	10,776	2,851
Total interest and dividend income	38,009,526	25,148,701	18,678,251

Interest Expense
Interest on deposits (Note 7)	16,151,297	9,366,563	6,213,732
Interest on Federal Home Loan Bank borrowings	1,240,582	374,315	371,699
Interest on subordinated debt	672,971	527,435	380,194
Interest on other borrowings	4,798	1,312	42,883
Total interest expense	18,069,648	10,269,625	7,008,508

Net interest income	19,939,878	14,879,076	11,669,743

Provision for Loan Losses (Note 4)	1,040,000	1,110,000	556,000

Net interest income after provision for loan losses	18,899,878	13,769,076	11,113,743

Noninterest Income
Mortgage brokerage referral fees	1,240,545	2,104,065	1,717,756
Loan application, inspection and processing fees	300,907	402,723	408,152
Fees and service charges	644,845	561,651	465,018
Other income	172,852	160,598	111,278
Total noninterest income	2,359,149	3,229,037	2,702,204

Noninterest Expenses
Salaries and benefits (Notes 9 and 13)	10,436,127	8,997,255	7,544,055
Occupancy and equipment expense, net	2,797,089	2,082,593	1,707,769
Data processing and other outside services	1,322,423	1,147,378	802,536
Advertising and promotional expenses	703,007	420,222	369,638
Professional services	531,611	419,921	386,110
Loan administration and processing expenses	163,930	190,139	209,283
Other real estate operations (Note 6)	(19,715)	-	-
Other operating expenses	1,642,400	1,376,979	1,237,159
Total noninterest expenses	17,576,872	14,634,487	12,256,550

Income before income taxes	3,682,155	2,363,626	1,559,397

Provision for Income Taxes (Note 10)	1,267,000	957,000	633,000

Net income	$2,415,155	$1,406,626	$926,397

Basic income per share (Note 12)	$0.67	$0.52	$0.38

Diluted income per share (Note 12)	$0.66	$0.51	$0.37

Dividends per share	$0.175	$0.155	$0.135

See Notes to Consolidated Financial Statements.
3

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2006, 2005 and 2004

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

Balance at December 31, 2003	2,408,607	$4,817,214	$11,519,037	$2,752,541	$(308,879)	$18,779,913

Comprehensive income
Net income	-	-	-	926,397	-	926,397
Unrealized holding loss on available for
sale securities, net of taxes (Note 17)	-	-	-	-	(84,360)	(84,360)
Total comprehensive income						842,037

Dividends	-	-	-	(332,220)	-	(332,220)

Issuance of capital stock	77,784	155,568	311,136	-	-	466,704

Balance at December 31, 2004	2,486,391	4,972,782	11,830,173	3,346,718	(393,239)	19,756,434

Comprehensive income
Net income	-	-	-	1,406,626	-	1,406,626
Unrealized holding loss on available for
sale securities, net of taxes (Note 17)	-	-	-	-	(710,910)	(710,910)
Total comprehensive income						695,716

Dividends	-	-	-	(445,102)	-	(445,102)

Issuance of capital stock	744,258	1,488,516	9,879,051	-	-	11,367,567

Balance at December 31, 2005	3,230,649	6,461,298	21,709,224	4,308,242	(1,104,149)	31,374,615

Comprehensive income
Net income	-	-	-	2,415,155	-	2,415,155
Unrealized holding gain on available for
sale securities, net of taxes (Note 17)	-	-	-	-	423,187	423,187
Total comprehensive income						2,838,342

Dividends	-	-	-	(701,385)	-	(701,385)

Issuance of capital stock (Note 12)	1,508,845	3,017,690	27,754,083	-	-	30,771,773

Balance, December 31, 2006	4,739,494	$9,478,988	$49,463,307	$6,022,012	$(680,962)	$64,283,345

See Notes to Consolidated Financial Statements.
4

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash Flows from Operating Activities
Net income	$2,415,155	$1,406,626	$926,397
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization and accretion of investment premiums and discounts, net	231,541	394,827	500,847
Amortization of core deposit intangible	2,440	-	-
Provision for loan losses	1,040,000	1,110,000	556,000
Depreciation and amortization of premises and equipment	644,472	604,399	536,029
Loss on disposal of bank premises and equipment	5,262	-	3,804
Deferred income taxes	(498,342)	(562,833)	(101,212)
Change in assets and liabilities:
Increase in deferred loan fees	531,050	17,048	235,734
Increase in accrued interest and dividends receivable	(1,096,756)	(687,078)	(287,717)
(Increase) decrease in other assets	(19,022)	(128,667)	132,592
Increase (decrease) in accrued expenses and other liabilities	972,477	863,861	(373,139)
Net cash provided by operating activities	4,228,277	3,018,183	2,129,335

Cash Flows from Investing Activities
Purchases of available for sale securities	(2,050,000)	(28,208,359)	(16,020,313)
Proceeds from sales of available for sale securities	-	-	-
Principal repayments on available for sale securities	13,079,953	21,264,308	23,676,009
Cash received in conjunction with branch acquisition	2,586,471	-	-
Purchase of Federal Reserve Bank stock	(889,400)	(329,700)	(1,450)
Purchase of Federal Home Loan Bank stock	(1,430,500)	-	(219,400)
Proceeds from repurchase of excess stock by the Federal Home Loan Bank	1,510,000	-	-
Net increase in loans	(145,045,769)	(101,496,005)	(50,246,026)
Purchases of premises and equipment	(1,866,442)	(945,919)	(1,251,368)
Net cash used in investing activities	(133,105,687)	(106,715,675)	(38,062,548)

Cash Flows from Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(3,663,822)	(11,884,273)	17,330,022
Net increase in time certificates of deposit	142,893,727	63,954,236	59,683,121
Decrease in securities sold under repurchase agreements	-	-	(5,700,000)
Proceeds from FHLB borrowings	93,718,000	46,001,000	17,000,000
Principal repayments of FHLB borrowings	(94,718,000)	(45,001,000)	(26,000,000)
Decrease in other borrowings	-	-	(353,385)
Proceeds from issuance of common stock	30,771,773	11,367,567	466,704
Dividends paid on common stock	(617,334)	(402,899)	(317,454)
Net cash provided by financing activities	168,384,344	64,034,631	62,109,008

Net increase (decrease) in cash and cash equivalents	39,506,934	(39,662,861)	26,175,795

Cash and cash equivalents
Beginning	15,967,605	55,630,466	29,454,671

Ending	$55,474,539	$15,967,605	$55,630,466

(Continued)
5

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$17,932,039	$10,265,152	$7,020,278

Income taxes	$1,914,020	$1,234,761	$850,970

Supplemental Disclosure of Noncash Investing and Financing
Activities
Unrealized holding gains (losses) on available for sale securities
arising during the period	$682,562	$(1,146,631)	$(136,065)

Accrued dividends declared on common stock	$213,277	$129,226	$87,024

Transfer of loan to other real estate owned	$834,341	$-	$-

Details of branch acquisition:
Fair value of assets acquired	$560,000	-	-
Fair value of liabilities assumed	(3,146,471)	-	-
Net cash received	$(2,586,471)	$-	$-

See Notes to Consolidated Financial Statements.

6

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

Patriot National Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company that was organized in 1999. On December 1, 1999, all the issued and outstanding shares of Patriot National Bank (the "Bank") were converted into Company common stock and the Bank became a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, twelve branch offices in Fairfield County, Connecticut and one branch office in New York City, New York. The Bank's customers are concentrated in Fairfield County, Connecticut and Westchester County, New York. The Bank also conducts mortgage brokerage operations through loan production offices in Connecticut and New York.

On March 11, 2003, the Company formed Patriot National Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company, and on March 26, 2003, the first series of trust preferred securities were issued. In accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (“FIN 46R”) the Trust is not included in the Company’s consolidated financial statements.

The following is a summary of the Company’s significant accounting policies:

Significant group concentrations of credit risk

Most of the Company’s activities are with customers located within Fairfield County, Connecticut and Westchester County, New York. Note 3 discusses the types of securities in which the Company invests. Note 4 discusses the types of lending in which the Company engages. The Company does not have any significant concentrations to any one industry or customer; however, its short term investment is in a mutual fund of a single issuer.

Principles of consolidation and basis of financial statement presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiary, PinPat Acquisition Corporation; and have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the balance sheet date and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the evaluation of goodwill and other intangible assets for impairment.
7

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

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

Loans held for sale

Loans held for sale are those loans the Company has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value. Gains and losses on sales of loans are recognized on the trade dates, and are determined by the difference between the sales proceeds and the carrying value of the loans. Loans are sold with servicing released.
8

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. A risk rating system is utilized to measure the general component of the allowance for loan losses. Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of one being the least risk and a rating of
9

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

nine reflecting the most risk or a complete loss. Risk ratings are assigned based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loan loss reserve factors which are based on historical loss experience adjusted for qualitative factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and loan committee.

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
10

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

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

Premises and equipment

Premises and equipment are stated at cost net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Depreciation is charged to operations for furniture, equipment and software using the straight-line method over the estimated useful lives of the related assets which range from three to ten years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Impairment of assets

Long-lived assets, which are held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

Goodwill and other intangible assets

Goodwill and other identified intangible assets with indefinite lives represent the cost in excess of net assets of businesses acquired and are not subject to amortization. Other identified intangible assets with finite lives consist of a core deposit intangible recorded in connection with a branch acquisition and is amortized over its estimated useful life. The Company’s unamortized goodwill and other intangible assets are tested for impairment annually, or more frequently under prescribed conditions.
11

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

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

Stock compensation plans

Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” requires companies to account for share-based compensation transactions using a fair-value method and to recognize the related expense in the consolidated statements of income. This statement applies to all awards granted, modified, repurchased or cancelled after the required effective date. The Company adopted SFAS 123R, effective January 1, 2006, using the modified prospective transition method. The adoption of this statement had no impact on the Company’s financial statements; however, such adoption may impact the amount of compensation expense recorded in future financial statements if the Company grants share-based compensation to employees or directors in the future.
12

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of shareholders' equity in the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, short-term investments and accrued interest receivable and payable and dividends receivable

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
13

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

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

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections,” replacing APB Opinion No. 20 and FASB Statement No. 3, which changes the treatment and reporting requirements for both accounting errors and changes of accounting principles, and provides guidance on determining the treatment of the retrospective application of a change. This Statement applies to all voluntary changes in accounting principles. The adoption of this statement by the Company in 2006 had no impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS 133. This statement is effective for all financial instruments acquired, issued, or subject to re-measurement after December 31, 2006. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140.” The statement amends SFAS No. 140 by (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of this Statement will have a material impact on its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting
14

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

for Income Taxes.” This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is required to adopt FIN 48 in 2007 and management is currently assessing the impact of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity operates. This statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 requires prospective application, recognition and disclosure requirements and is effective for fiscal years ending after December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations as of the entity’s fiscal year end. This requirement is effective for the year ending December 31, 2008. The Company does not expect that SFAS 158 will have a material impact on its financial statements.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement periods is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion - 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan, or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007.
15

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

The Company does not expect that the adoption of EITF 06-04 will have a material impact on its financial statements.

Note 2.	Restrictions on Cash and Due From Banks

The Company is required to maintain reserves against its respective transaction accounts and non-personal time deposits. At December 31, 2006 and 2005, the Bank was required to have cash and liquid assets of approximately $315,000 and $3,566,000, respectively, to meet these requirements. In addition, at December 31, 2006 and 2005, the Company was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes.

Note 3.	Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2006 and 2005 are as follows:

2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government sponsored agency obligations	$16,999,984	$-	$(433,162)	$16,566,822
Mortgage-backed securities	44,141,476	32,805	(697,968)	43,476,313
	61,141,460	32,805	(1,131,130)	60,043,135
Money market preferred equity securities	7,050,000	-	-	7,050,000
	$68,191,460	$32,805	$(1,131,130)	$67,093,135

2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government sponsored agency obligations	$16,999,341	$-	$(522,657)	$16,476,684
Mortgage-backed securities	57,453,614	2,330	(1,260,560)	56,195,384
	74,452,955	2,330	(1,783,217)	72,672,068
Money market preferred equity securities	6,000,000	-	-	6,000,000
	$80,452,955	$2,330	$(1,783,217)	$78,672,068
16

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2006 and 2005:

2006	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored
agency obligations	$-	$-	$16,566,822	$(433,162)	$16,566,822	$(433,162)
Mortgage-backed securities	1,117,429	(2,423)	35,262,041	(695,545)	36,379,470	(697,968)
Totals	$1,117,429	$(2,423)	$51,828,863	$(1,128,707)	$52,946,292	$(1,131,130)

2005	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored
agency obligations	$1,985,625	$(13,716)	$14,491,059	$(508,941)	$16,476,684	$(522,657)
Mortgage-backed securities	27,846,559	(459,646)	25,315,920	(800,914)	53,162,479	(1,260,560)
Totals	$29,832,184	$(473,362)	$39,806,979	$(1,309,855)	$69,639,163	$(1,783,217)

At December 31, 2006, thirty-nine securities have unrealized losses with aggregate depreciation of 2.1% from the amortized cost. There were no securities with unrealized losses greater than 5% of amortized cost.

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

At December 31, 2006 and 2005, available for sale securities with a carrying value of $2,817,000 and $1,486,000, respectively, were pledged to secure obligations under municipal deposits.
17

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

The amortized cost and fair value of available for sale debt securities at December 31, 2006 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Maturity:
1-5 years	$16,999,984	$16,566,822
Mortgage-backed securities	44,141,476	43,476,313
Total	$61,141,460	$60,043,135

During 2006, 2005 and 2004, there were no sales of available for sale securities.

Note 4.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at December 31, 2006 and 2005 is as follows:

	2006	2005

Real estate:
Commercial	$166,799,341	$129,178,889
Residential	91,077,687	77,391,833
Construction	203,828,453	107,232,587
Commercial	23,997,640	15,591,818
Consumer installment	1,251,300	1,106,648
Consumer home equity	26,933,277	39,097,450
Total loans	513,887,698	369,599,225

Premiums on purchased loans	292,543	367,491
Net deferred loan fees	(1,665,654)	(1,134,604)
Allowance for loan losses	(5,630,432)	(4,588,335)
Loans receivable, net	$506,884,155	$364,243,777
18

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

The changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Balance, beginning of year	$4,588,335	$3,481,525	$2,934,675
Provision for loan losses	1,040,000	1,110,000	556,000
Recoveries of loans
previously charged-off	3,190	-	-
Loans charged-off	(1,093)	(3,190)	(9,150)
Balance, end of year	$5,630,432	$4,588,335	$3,481,525

At December 31, 2006 and 2005, the unpaid principal balances of loans delinquent 90 days or more and still accruing were $1,896,984 and $274,622, respectively, and the unpaid principal balances of loans placed on nonaccrual status were $2,904,015 and $1,934,614, respectively. If nonaccrual loans had been performing in accordance with their original terms, the Company would have recorded approximately $141,237, $6,000 and $18,000, respectively, of additional income during the years ended December 31, 2006, 2005 and 2004.

The following information relates to impaired loans as of and for the years ended December 31, 2006 and 2005:

	2006	2005

Impaired loans receivable for which there is a related allowance for credit losses	$1,422,359	$-

Impaired loans receivable for which there is no related allowance for credit losses	$1,481,656	$1,934,614

Allowance for credit losses related to impaired loans	$250,000	$-

Average recorded investment in impaired loans	$4,394,509	$2,668,531

During 2006, 2005 and 2004, interest income collected and recognized on impaired loans was $149,313, $223,261 and $184,565, respectively. The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

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
19

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

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

Note 5.	Premises and Equipment

At December 31, 2006 and 2005, premises and equipment consisted of the following:

	2006	2005

Construction in progress	$803,149	$-
Leasehold improvements	2,676,805	2,217,690
Furniture, equipment and software	3,408,419	2,867,738
	6,888,373	5,085,428
Less accumulated depreciation and amortization	(3,197,512)	(2,611,275)
	$3,690,861	$2,474,153

For the years ended December 31, 2006, 2005 and 2004, depreciation and amortization expense related to premises and equipment totaled $644,472, $604,399, and $536,029, respectively.

Note 6.	Other Real Estate Operations

Other real estate owned of $834,341 is included in other assets and is comprised of one property obtained through loan foreclosure proceedings completed at the end of the third quarter of 2006. A summary of other real estate operations for the year ended December 31, 2006 is as follows:

Rental income from other real estate owned	$20,458
Less expenses of holding other real estate owned	743
Income from other real estate operations	$19,715
20

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Note 7.	Deposits

At December 31, 2006 and 2005, deposits consisted of the following:

	2006	2005

Noninterest bearing	$56,679,836	$48,797,389
Interest bearing:
Time certificates, less than $100,000	248,414,014	168,565,756
Time certificates, $100,000 or more	162,546,807	98,440,248
Money market	40,935,628	57,798,772
Savings	25,993,452	20,089,889
NOW	26,881,927	25,383,234
Total interest bearing	504,771,828	370,277,899
Total deposits	$561,451,664	$419,075,288

Interest expense on certificates of deposit in denominations of $100,000 or more was $5,693,596, $3,023,519 and $1,883,047 for the years ended December 31, 2006, 2005 and 2004, respectively.

Contractual maturities of time certificates of deposit as of December 31, 2006 are summarized below:

Due within:
1 year	$327,238,523
1-2 years	46,660,435
2-3 years	17,382,871
3-4 years	16,737,157
4-5 years	2,941,835
$410,960,821

Note 8.	Borrowings

Federal Home Loan Bank borrowings

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2006, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities delivered under collateral safekeeping to the FHLB, and a blanket lien on qualifying mortgage loans, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. In addition, the Company has a $2,000,000 available line of credit with the FHLB. At December 31, 2006 and 2005, there were no advances outstanding under this line of credit. At December 31, 2006, other outstanding advances from the FHLB aggregated $8,000,000 at interest rates ranging from 2.96% to 5.24% and at
21

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

 December 31, 2005, other outstanding advances aggregated $9,000,000 at interest rates ranging from 2.49% to 5.11%.

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

Repurchase agreements

At December 31, 2006 and 2005, the Company had available borrowings under repurchase agreements of $10,000,000 and had no amounts outstanding at those dates.

Junior subordinated debt owed to unconsolidated trust

During 2003, the Company formed the Trust of which 100% of the Trust’s common securities are owned by the Company. The Trust has no independent assets, and exists for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company.

The Trust issued $8,000,000 of trust preferred securities in 2003. Pursuant to FIN 46R, issued in December 2003, the Company deconsolidated the Trust at December 31, 2003. The Company’s investment in the Trust of $248,000 is included in other assets. The overall effect on the financial position and operating results of the Company as a result of the deconsolidation was not material.

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

The subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at the three month LIBOR plus 3.15% (8.516% at December 31, 2006), mature on March 26, 2033 and can be redeemed at the Company’s option in 2008.
22

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

The duration of the Trust is 30 years with early redemption at par at the Company’s option in 2008, or earlier in the event of certain regulatory or tax changes. The trust securities also bear interest at the three month LIBOR plus 3.15%.

Other borrowings

At December 31, 2006 and 2005, the Company had available borrowings under federal funds or letters of credit from its correspondent bank of $3,000,000 and had no amounts outstanding at those dates.

Maturity of borrowings

The contractual maturities of the Company’s borrowings at December 31, 2006, by year, are as follows:

	Fixed	Floating
	Rate	Rate	Total

2007	$8,000,000	$ -	$8,000,000
2008	-	-	-
2009	-	-	-
2010	-	-	-
2011	-	-	-
Thereafter	-	8,248,000	8,248,000
Total borrowings	$8,000,000	$8,248,000	$16,248,000

Note 9.	Commitments and Contingencies

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
23

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows:

Years Ending December 31,	Amount

2007	$ 1,884,072
2008	1,702,223
2009	1,642,460
2010	1,641,027
2011	1,522,680
Thereafter	6,240,279
$ 14,632,741

Total rental expense charged to operations for cancelable and noncancelable operating leases was $1,677,824, $1,194,499 and $876,132 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company subleases excess space at three locations. Income from subleases included in noninterest expense was $57,403, $73,545 and $28,326 for the years ended December 31, 2006, 2005 and 2004, respectively.

Employment Agreements

President’s Agreement

Effective January 1, 2007, after the expiration of a previous employment agreement the Company and the Bank entered into a new employment agreement (the “Agreement”) with the Bank’s President and Chief Executive Officer that expires on December 31, 2009. The Agreement provides for, among other things, a stipulated base salary for each of the three years covered by the Agreement and a discretionary annual bonus to be determined by the Board of Directors.

In the event of the early termination of the Agreement for cause (as defined in the agreement) or because of his death or disability, all unvested restricted stock awards and options will be forfeited. The President was issued stock appreciation rights and restricted share rights under an earlier employment contract and may participate in future option grants if made by the Company. In the event the President’s employment terminates for any other reason, including termination following a change in control (as defined in the agreement), all stock rights and options, if any, will vest immediately.

In the event of the early termination of the Agreement for any reason other than cause, the Company would be obligated to compensate the President in one lump sum payment, an amount equal to the higher of the aggregate salary payments that would be made to the President under the remaining term of the Agreement, or eighteen months of the President’s base salary at the time of termination.
24

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

The Company and the Bank have also entered into a change of control agreement with the President that entitles the President to a lump sum payment of two and one half times the greater of the President’s base salary at the time or total compensation for the most recently completed fiscal year at the time of the change in control. This agreement is substantially similar to those described below for other executive officers.

The provisions of the early termination clause apply only to termination of the Agreement prior to a change of control. Termination of the Agreement following a change of control shall be governed by the change of control provisions.

Other Employment Agreements

In November 2003, the Company entered into an employment agreement with its Chief Financial Officer that expires on December 31, 2007. The agreement provides for, among other things, a stipulated base salary and annual discretionary bonuses as determined by the Board of Directors. In addition, the Chief Financial Officer has a change of control agreement that entitles the Chief Financial Officer to a lump sum payment of two and one half times the greater of the Chief Financial Officer’s base salary at the time or total compensation for the most recently completed fiscal year.

Effective January 1, 2007, the Company entered into a one-year employment agreement with an officer of the Bank who serves as Executive Vice President of the Bank, Sales Manager of Retail Brokerage, which replaced a contract that expired on December 31, 2006. The agreement provides for, among other things, a minimum base salary and commission arrangement, as well as additional compensation based upon the revenue generated by direct reports, and for reimbursement of expenses incurred incidental to duties as an officer. The agreement terminates on December 31, 2007.

In addition, three other executive officers of the Company have change of control agreements that entitle such officers to receive two or two and one half times the greater of the officer’s base salary at the time or total compensation for the most recently completed fiscal year if a change of control occurs while such officers are full time officers of the Company or within six months following termination of employment other than for cause or by reason of death or disability.

Legal Matters

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.
25

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Other

The Company has received regulatory approval to open six new branch offices. The Company entered into non-cancelable leases for four of these locations.

Note 10.	Income Taxes

The components of the income tax provision for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Current
Federal	$1,408,384	$1,211,403	$554,723
State	356,958	308,430	179,489
Total	1,765,342	1,519,833	734,212

Deferred
Federal	(402,384)	(454,457)	(81,723)
State	(95,958)	(108,376)	(19,489)
Total	(498,342)	(562,833)	(101,212)

Provision for income taxes	$1,267,000	$957,000	$633,000

A reconciliation of the anticipated income tax provision (computed by applying the statutory Federal income tax rate of 34% to the income before income taxes) to the income tax provision as reported in the statements of income for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Provision for income taxes at
statutory Federal rate	$1,251,900	$803,600	$530,200
State taxes, net of Federal benefit	200,100	117,000	96,500
Dividends received deduction	(77,500)	(68,500)	(52,300)
Nondeductible expenses	56,300	38,600	16,800
(Under) over accrual of income tax provision	(159,489)	86,800	900
Other	(4,311)	(20,500)	40,900
Total provision for income taxes	$1,267,000	$957,000	$633,000
26

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

At December 31, 2006 and 2005, the components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	2006	2005

Deferred tax assets:
Allowance for loan losses	$2,193,055	$1,787,157
Nonaccrual interest	55,015	-
Investment securities	417,363	676,738
Premises and equipment	302,847	272,370
Accrued expenses	28,382	17,138
Other	-	6,989
Gross deferred tax assets	2,996,662	2,760,392

Deferred tax liabilities:
Tax bad debt recapture	63,746	70,827
Other	18,354	13,970
Gross deferred tax liabilities	82,100	84,797

Deferred tax asset, net	$2,914,562	$2,675,595

The allocation of the deferred tax provision (benefit) involving items charged to current year income and items charged directly to equity for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Deferred tax provision (benefit) allocated to equity	$259,375	$(435,721)	$(51,705)

Deferred tax provision (benefit) allocated to operations	(498,342)	(562,833)	(101,212)

Total deferred tax benefit	$(238,967)	$(998,554)	$(152,917)
27

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Note 11.        Goodwill and other intangible assets

On November 17, 2006, the Company acquired the assets and assumed deposit liabilities of a branch office from bcpbank, N.A. In consideration for the assumption of approximately $3,146,000 in deposit liabilities, the Company received approximately $2,586,000 in cash and other assets. The Company accounted for this branch acquisition as a business combination and recorded the acquired tangible and identifiable intangible assets and liabilities at fair value with the remainder recorded as goodwill. In connection with this purchase, the Company has recorded $435,400 in goodwill and a core deposit intangible of $124,600. The core deposit intangible is being amortized over the estimated life of the related deposits of eight years using the straight line method. The net book value of the Company’s goodwill and core deposit intangibles at December 31, 2006 and 2005 is as follows:

	2006	2005

Goodwill	$1,365,491	$930,091

Core deposit intangible	124,600
Less accumulated amortization	2,440
	122,160	-
Total goodwill and other intangible assets	$1,487,651	$930,091

Amortization expense for the year ended December 31, 2006 was $2,440. Expected future amortization expenses is as follows:

Years Ending December 31,	Amount

2007	$ 18,574
2008	17,684
2009	16,793
2010	15,903
2011	15,012
Thereafter	38,194
$ 122,160

Based on the Company’s annual impairment tests goodwill and the core deposit intangible were not impaired for the years ended December 31, 2006, 2005 and 2004.
28

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Note 12.	Shareholders’ Equity

Common stock

On September 26, 2006, the Company commenced an offering of up to 1,320,000 shares of its common stock, at $22.00 per share through an underwritten public offering. In addition, the Company granted the underwriter an option to purchase up to 180,000 additional shares of common stock at the public offering price, less the underwriting discount, to cover over-allotments. The common stock offering was completed on September 29, 2006 with the issuance of 1,500,000 shares of common stock resulting in an increase in common stock and additional paid in capital of $30,665,966 after deducting total stock issuance costs of $2,334,034 which were charged to additional paid-in capital.

In addition, during 2006, 8,000 options were exercised resulting in proceeds to the Company of $80,880 and 845 shares were issued to directors in payment of directors’ fees of $24,927.

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

During 2004, 77,784 warrants issued to certain of the Bank’s original organizers and certain other individuals were exercised resulting in proceeds to the Company of $466,704.
29

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Income Per Share

The following tables present information about the computation of basic and diluted income per share for the years ended December 31, 2006, 2005 and 2004.

	2006
	Net Income	Shares	Per Share Amount
Basic Income Per Share
Income available to common shareholders	$2,415,155	3,621,250	$0.67

Effect of Dilutive Securities
Stock options outstanding	-	41,897	(0.01)

Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$2,415,155	3,663,147	$0.66

	2005
	Net Income	Shares	Per Share Amount
Basic Income Per Share
Income available to common shareholders	$1,406,626	2,696,676	$0.52

Effect of Dilutive Securities
Stock options outstanding	-	42,042	(0.01)

Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$1,406,626	2,738,718	$0.51
30

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

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

A summary of the status of the warrants at December 31, 2004, and changes during the year ended on that date, is as follows:

	2004

	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	83,484	$6.00
Expired	5,700	6.00
Exercised	77,784	6.00
Outstanding at end of year	-

Exercisable at end of year	-

Stock options

On August 17, 1999, the Bank adopted a stock option plan (the “Plan”) for employees and directors, under which both incentive and non-qualified stock options were granted, and subsequently the Company assumed all obligations related to such options. The Plan provided for the grant of 110,000 non-qualified and incentive stock options in 1999 to certain directors of the Company, with an exercise price equal to the market value of the Company’s stock on the date of grant. Such options were immediately exercisable and expire if unexercised ten years after the date of grant. The Company has reserved 65,000 shares of common stock for issuance under the Plan. No additional options may be granted under the Plan.
31

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

A summary of the status of the stock options at December 31, 2006, 2005 and 2004 is as follows:

2006	2005	2004

Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding at beginning
of year	73,000	$10.13	110,000	$10.13	110,000	$10.13
Exercised	8,000	10.11	37,000	10.15	-
Outstanding at end of year	65,000	10.13	73,000	10.13	110,000	10.13

Exercisable at end of year	65,000	10.13	73,000	10.13	110,000	10.13

The intrinsic value of options outstanding and exercisable at December 31, 2006 and 2005 was $977,795 and $733,577, respectively. The intrinsic value of options exercised during the twelve months ended December 31, 2006 and 2005 were $149,275 and $313,037, respectively. There are no pro forma disclosures required for the twelve months ended December 31, 2006 and 2005, because there was no compensation expense attributed to these periods as no awards were granted or vested under this Plan during these periods.

The weighted-average remaining contractual life for the options outstanding at December 31, 2006 is 2.7 years.

The provisions in SFAS 123R have had no impact on existing plans under the employment agreements discussed below:

President’s Agreement

Included under the terms of an employment agreement, which expired on October 23, 2003 (the “Agreement”) between the Company and the President, was a provision for the Company to grant shares of the Company’s common stock, if available, or its cash equivalent, if not, to the President on December 31, 2000, and annually thereafter through December 31, 2003. The number of shares to be granted was based on 30% of the President’s base salary for the preceding annual employment period. Compensation cost for grants through 2002 were recognized over the period ending with the expiration date of the Agreement and compensation cost for the 2003 grant was recognized over the term of the most recently expired contract. This stock grant has been settled in cash each year from 2001 through 2006 and the remaining 1,135 shares are anticipated to settle in cash when fully distributed at the end of 2007. The expense charged to operations related to this component of the Agreement for the twelve months ended December 31, 2006, 2005 and 2004 was $51,951, $46,247 and $77,085, respectively.
32

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

The Agreement also provided for the grant of options to purchase a minimum of 10,000 shares of the Company’s common stock on December 31, 2000, and annually thereafter through December 2002, and on December 31, 2003, if the President remained employed by the Bank. In the event that the Company did not have stock options available to grant at any of the stipulated dates, which was the case at December 31, 2000, 2001, 2002 and 2003, the President was able to elect, on a future determination date, to be chosen by the President, to receive cash compensation equal to the difference between the value of the Company’s stock at the time the options would have been granted, and the value of the Company’s stock on the determination date. The President has the equivalent of 15,000 options remaining under this section of the Agreement. The expense charged to operations related to the option component of the Agreement for the twelve months ended December 31, 2006, 2005 and 2004 was $114,998, $114,338 and $198,665, respectively.

Stock Appreciation Rights Plan

During 2001, the Company adopted the Patriot National Bancorp, Inc. 2001 Stock Appreciation Rights Plan (the “SAR Plan”), providing for the grant by the Company of stock appreciation rights to officers of the Company. Stock appreciation rights entitle the officers to receive, in cash or Company common stock, the appreciation in the value of the Company’s common stock from the date of grant. Each award vested at the rate of 20% per year from the date of grant. Any unexercised rights will expire ten years from the date of grant. During 2001, the Company granted a total of 18,000 stock appreciation rights to three Company executive officers, and $89,880, $67,932 and $99,216, respectively, was charged to operations under the SAR Plan for the years ended December 31, 2006, 2005 and 2004. At December 31, 2006 there are 12,000 unexercised rights under this plan.

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
33

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

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

The Company offers employees participation in the Patriot National Bank 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. The Company may make discretionary matching contributions to the 401(k) Plan. Participants are immediately vested in their contributions and fully vested in Company contributions after two years. The Company contributed approximately $147,000, $140,000 and $127,000 to the 401(k) Plan in 2006, 2005 and 2004, respectively.

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
34

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2006 and 2005:

	2006	2005

Commitments to extend credit:
Future loan commitments	$54,134,247	$55,364,491
Unused lines of credit	43,900,007	37,819,135
Undisbursed construction loans	97,977,899	40,398,941
Financial standby letters of credit	264,483	216,000
	$196,276,636	$133,798,567

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception. No liability related to guarantees was required to be recorded at December 31, 2006 and 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average
35

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2006 and 2005 were (dollars in thousands):
Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

2006	Amount	Ratio	Amount	Ratio		Amount	Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$77,107	15.34%	$40,212	8.00%	$	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	71,477	14.22%	20,106	4.00%		N/A	N/A
Tier I Capital (Average Assets)	71,477	11.63%	24,584	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$75,499	15.02%	$40,213	8.00%	$50,266	10.00%
Tier I Capital (to Risk Weighted Assets)	69,869	13.90%	20,106	4.00%	30,159	6.00%
Tier I Capital (to Average Assets)	69,869	11.37%	24,580	4.00%	30,725	5.00%

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

2005	Amount	Ratio	Amount	Ratio		Amount	Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$43,870	12.70%	$27,635	8.00%	$	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	39,549	11.45%	13,816	4.00%		N/A	N/A
Tier I Capital (Average Assets)	39,549	8.56%	18,481	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$43,180	12.52%	$27,591	8.00%	$34,489	10.00%
Tier I Capital (to Risk Weighted Assets)	38,865	11.27%	13,794	4.00%	20,691	6.00%
Tier I Capital (to Average Assets)	38,865	8.42%	18,463	4.00%	23,079	5.00%
36

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of December 31, 2006, the Bank had retained earnings of approximately $7,634,000, of which $4,157,000 is available for distribution to the Company as dividends without prior regulatory approval. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the Federal Reserve Bank may impose further dividend restrictions on the Company.

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

Changes in loans outstanding to such related parties during 2006 and 2005 are as follows:

	2006	2005

Balance, beginning of year	$153,394	$198,586
Additional loans	4,612	341,394
Repayments	(106,825)	(386,586)
Balance, end of year	$51,181	$153,394

Related party deposits aggregated approximately $7,300,000 and $5,700,000 as of December 31, 2006 and 2005, respectively.

The Company leases office space to a director of the Company under two leases. Rental income under these leases was approximately $28,300 for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2006, 2005 and 2004, the Company paid legal fees of approximately $6,200, $18,600 and $20,900, respectively, to an attorney who is a director of the Company.
37

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Note 17.	Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

2006

Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Unrealized holding gains arising during period	$682,562	$(259,375)	$423,187

Add reclassification adjustment for gains
recognized in net income	-	-	-

Unrealized holding gain on available for sale
securities, net of taxes	$682,562	$(259,375)	$423,187

2005

Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Unrealized holding losses arising during period	$(1,146,631)	$435,721	$(710,910)

Add reclassification adjustment for gains
recognized in net income	-	-	-

Unrealized holding loss on available for sale
securities, net of taxes	$(1,146,631)	$435,721	$(710,910)

2004

Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Unrealized holding losses arising during period	$(136,065)	$51,705	$(84,360)

Add reclassification adjustment for gains
recognized in net income	-	-	-

Unrealized holding loss on available for sale
securities, net of taxes	$(136,065)	$51,705	$(84,360)
38

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2006 and 2005. The estimated fair value amounts for 2006 and 2005 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

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

39

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

As of December 31, 2006 and 2005, the recorded book balances and estimated fair values of the Company’s financial instruments were (in thousands):

	2006		2005
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value
Financial Assets:
Cash and noninterest bearing deposits due from banks	$3,865	$3,865	$7,181	$7,181
Interest bearing deposits due from banks	3	3	40	40
Federal funds sold	27,000	27,000	6,500	6,500
Short-term investments	24,606	24,606	2,247	2,247
Available for sale securities	67,093	67,093	78,672	78,672
Federal Reserve Bank stock	1,912	1,912	1,022	1,022
Federal Home Loan Bank stock	1,217	1,217	1,297	1,297
Loans receivable, net	506,884	474,079	364,244	353,231
Accrued interest receivable	3,542	3,542	2,445	2,445

Financial Liabilities:
Demand deposits	$56,680	$56,680	$48,797	$48,797
Savings deposits	25,993	25,993	20,090	20,090
Money market deposits	40,936	40,936	57,799	57,799
NOW accounts	26,882	26,882	25,383	25,383
Time deposits	410,961	413,951	267,006	268,643
FHLB borrowings	8,000	7,981	9,000	8,967
Subordinated debt	8,248	8,248	8,248	8,248
Accrued interest payable	182	182	45	45

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2006 and 2005. The estimated fair value of fee income on letters of credit at December 31, 2006 and 2005 was insignificant.

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
40

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Note 19.	Segment Reporting

The Company provides its commercial customers with products such as commercial mortgage and construction loans, working capital loans, equipment loans and other business financing arrangements, and provides its consumer customers with residential mortgage loans, home equity loans and other consumer installment loans. The Company also attracts deposits from both consumer and commercial customers, and invests such deposits in loans, investments and working capital. Revenues are generated primarily from net interest income from lending, investment and deposit activities. Additional revenues are derived from loan brokerage and application processing fees through the solicitation and processing of conventional mortgage loans, deposit account transaction based fees and service charges and other loan origination and processing fees.

The Company’s loan and deposit customers are primarily residents and businesses located in the Connecticut communities in which the Company has branches, as well as in bordering communities. Its lending customers extend beyond these areas and also include other nonadjacent towns in Fairfield County, Connecticut and towns in Westchester County, New York. The Company also makes loans from its Melville (Long Island), New York loan production office.

The Company’s customer base is diversified. There is not a concentration of either loans or deposits from a single person or groups of individuals or within a single industry or groups of industries. The Company is not dependent on one or a few significant customers for either its loan or deposit activities, the loss of any one of which would have a material adverse impact on its business.

Prior to April 1, 2006, the Company had two reportable segments: commercial banking and mortgage brokerage activities. The operations of the mortgage broker have been fully integrated into the operations of the commercial bank. The activities of the former mortgage broker segment have expanded to include the products and services of the former commercial banking segment and developed such that they are indistinguishable from the lending activities of the commercial bank. Any such separate financial disclosures would be consistent with those presented in the financial statements.

41