Form 10-Q
period 2007-03-31
PATRIOT NATIONAL BANCORP INC
filed 2007-05-15
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Common stock, $2.00 par value per share, 4,739,494 shares issued and outstanding as of the close of business April 30, 2007.

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	30

Part II	OTHER INFORMATION

Item 1A.	Risk Factors	30

Item 6.	Exhibits	30

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$11,022,505	$3,868,670
Federal funds sold	44,200,000	27,000,000
Short term investments	34,390,909	24,605,869
Cash and cash equivalents	89,613,414	55,474,539

Available for sale securities (at fair value)	66,739,799	67,093,135
Federal Reserve Bank stock	1,911,700	1,911,700
Federal Home Loan Bank stock	1,217,200	1,217,200
Loans receivable (net of allowance for loan losses: 2007 $5,630,432;
2006 $5,630,432)	548,737,862	506,884,155
Accrued interest receivable	3,773,375	3,542,173
Premises and equipment	5,969,234	3,690,861
Deferred tax asset, net	2,778,431	2,914,562
Goodwill and other intangible assets	1,483,007	1,487,651
Other assets	1,925,269	1,766,819
Total assets	$724,149,291	$645,982,795

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$53,750,109	$56,679,836
Interest bearing deposits	586,530,050	504,771,828
Total deposits	640,280,159	561,451,664
Federal Home Loan Bank borrowings	8,000,000	8,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	2,812,536	3,999,786
Total liabilities	659,340,695	581,699,450

Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; shares
issued and outstanding: 2007 - 4,739,494; 2006 - 4,739,494	9,478,988	9,478,988
Additional paid in capital	49,463,307	49,463,307
Retained earnings	6,325,153	6,022,012
Accumulated other comprehensive income - net unrealized
loss on available for sale securities, net of taxes	(458,852)	(680,962)
Total shareholders' equity	64,808,596	64,283,345
Total liabilities and shareholders' equity	$724,149,291	$645,982,795

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31,
	2007	2006

Interest and Dividend Income
Interest and fees on loans	$10,336,121	$7,198,489
Interest and dividends
on investment securities	1,015,259	778,827
Interest on federal funds sold	213,228	62,776
Total interest and dividend income	11,564,608	8,040,092

Interest Expense
Interest on deposits	5,693,242	3,086,045
Interest on Federal Home Loan Bank borrowings	98,450	185,398
Interest on subordinated debt	171,398	155,036
Interest on other borrowings	-	2,306
Total interest expense	5,963,090	3,428,785

Net interest income	5,601,518	4,611,307

Provision for Loan Losses	-	572,800

Net interest income after
provision for loan losses	5,601,518	4,038,507

Noninterest Income
Mortgage brokerage referral fees	288,334	366,806
Loan processing fees	48,602	67,217
Fees and service charges	181,342	145,199
Other income	66,736	51,043
Total noninterest income	585,014	630,265

Noninterest Expenses
Salaries and benefits	3,091,955	2,313,572
Occupancy and equipment expense, net	947,064	646,104
Data processing and other outside services	412,329	423,289
Professional services	136,335	128,573
Advertising and promotional expenses	199,302	145,040
Loan administration and processing expenses	38,819	30,477
Other real estate operations	(6,962)	-
Other noninterest expenses	524,271	351,774
Total noninterest expenses	5,343,113	4,038,829

Income before income taxes	843,419	629,943

Provision for Income Taxes	327,000	231,000

Net income	$516,419	$398,943

Basic income Per Share	$0.11	$0.12

Diluted income Per Share	$0.11	$0.12

Dividends per share	$0.045	$0.040

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net income	$516,419	$398,943

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period, net of taxes	222,110	(104,025)

Comprehensive income	$738,529	$294,918

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid-In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Three months ended March 31, 2006

Balance at December 31, 2005	3,230,649	$6,461,298	$21,709,224	$4,308,242	$(1,104,149)	$31,374,615

Comprehensive income
Net income				398,943		398,943
Unrealized holding loss on available for
sale securities, net of taxes					(104,025)	(104,025)
Total comprehensive income						294,918

Dividends				(129,226)		(129,226)

Balance, March 31, 2006	3,230,649	$6,461,298	$21,709,224	$4,577,959	$(1,208,174)	$31,540,307

Three months ended March 31, 2007

Balance at December 31, 2006	4,739,494	$9,478,988	$49,463,307	$6,022,012	$(680,962)	$64,283,345

Comprehensive income
Net income				516,419		516,419
Unrealized holding gain on available for
sale securities, net of taxes					222,110	222,110
Total comprehensive income						738,529

Dividends				(213,278)		(213,278)

Balance, March 31, 2007	4,739,494	$9,478,988	$49,463,307	$6,325,153	$(458,852)	$64,808,596

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash Flows from Operating Activities
Net income	$516,419	$398,943
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	48,349	55,187
Provision for loan losses	-	572,800
Amortization of core deposit intangible	4,644	-
Depreciation and amortization	236,919	153,185
Loss on disposal of bank premises and equipment	137	-
Changes in assets and liabilities:
Increase in deferred loan fees	22,793	210,838
Increase in accrued interest receivable	(231,202)	(225,515)
Increase in other assets	(158,450)	(160,304)
Decerase in accrued expenses and other liabilities	(1,187,250)	(628,870)
Net cash (used in) provided by operating activities	(747,641)	376,264

Cash Flows from Investing Activities
Purchases of available for sale securities	(3,000,125)	-
Principal repayments on available for sale securities	3,663,353	3,278,530
Purchase of Federal Reserve Bank Stock	-	(650)
Purchase of Federal Home Loan Bank Stock	-	(152,000)
Net increase in loans	(41,876,500)	(44,602,214)
Purchases of bank premises and equipment	(2,515,429)	(199,284)
Net cash used in investing activities	(43,728,701)	(41,675,618)

Cash Flows from Financing Activities
Net decrease in demand, savings and money market deposits	10,987,458	2,538,946
Net increase in time certificates of deposits	67,841,037	21,941,068
Proceeds from FHLB borrowings	-	19,718,000
Principal repayments of FHLB borrowings	-	(6,718,000)
Dividends paid on common stock	(213,278)	(129,226)
Net cash provided by financing activities	78,615,217	37,350,788

Net increase (decrease) in cash and cash equivalents	34,138,875	(3,948,566)

Cash and cash equivalents
Beginning	55,474,539	15,967,605

Ending	$89,613,414	$12,019,039

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$5,953,409	$3,378,376

Income taxes	$195,000	$115,000

Supplemental disclosures of noncash investing and financing activites:

Unrealized holding gain (loss) on available for sale
securities arising during the period	$358,241	$(167,780)

Dividends declared on common stock	$213,278	$129,226

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.     Basis of Financial Statement Presentation

The Consolidated Balance Sheet at December 31, 2006 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp”) at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2006.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the remainder of 2007.

Note 2.     Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	March 31,	December 31,
	2007	2006

U. S. Government Agency and
sponsored agency obligations	$16,660,507	$16,566,822
Mortgage-backed securities	40,029,167	43,476,313
Money market preferred
equity securities	10,050,125	7,050,000
Total Available for Sale Securities	$66,739,799	$67,093,135

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale securities at March 31, 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Government sponsored
agency obligations	$17,000,000	$-	$(339,493)	$16,660,507
Mortgage-backed securities	40,429,758	46,726	(447,317)	40,029,167
Money market preferred
equity securities	10,050,125	-	-	10,050,125
Total Available For Sale Securities	$67,479,883	$46,726	$(786,810)	$66,739,799

At March 31, 2007, gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $46,726 and $786,810, respectively. Of the securities with unrealized losses, there are nine U. S. Government sponsored agency obligations and 24 mortgage-backed securities that have unrealized losses for a period in excess of twelve months, with a combined current unrealized loss of $777,482. Management does not believe that any of the unrealized losses are other than temporary since they are the result of changes in the interest rate environment and they relate to debt and mortgage-backed securities issued by U.S. Government sponsored agencies. Bancorp has the ability to hold these securities to maturity, if necessary, and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent negative effect on capital.

Note 3.     Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	March 31,	December 31,
	2007	2006
Real Estate
Commercial	$191,659,379	$166,799,341
Residential	92,571,625	91,077,687
Construction	216,636,464	203,828,453
Commercial	26,715,750	23,997,640
Consumer installment	1,359,753	1,251,300
Consumer home equity	26,823,419	26,933,277
Total Loans	555,766,390	513,887,698
Premiums on purchased loans	290,351	292,543
Net deferred fees	(1,688,447)	(1,665,654)
Allowance for loan losses	(5,630,432)	(5,630,432)
Loans receivable, net	$548,737,862	$506,884,155

Analysis of Allowance for Loan Losses

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ending
	March 31,
(Thousands of dollars)	2007	2006

Balance at beginning of period	$5,630	$4,588
Charge-offs	-	-
Recoveries	-	-
Net recoveries	-	-
Provision charged to operations	-	573
Balance at end of period	$5,630	$5,161

Ratio of net recoveries during
the period to average loans
outstanding during the period.	0.00%	0.00%

Note 4.     Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	March 31,	December 31,
	2007	2006

Noninterest bearing	$53,750,109	$56,679,836

Interest bearing
NOW	39,521,574	26,881,927
Savings	28,605,186	25,993,452
Money market	39,601,432	40,935,628
Time certificates, less than $100,000	283,424,984	248,414,014
Time certificates, $100,000 or more	195,376,874	162,546,807
Total interest bearing	586,530,050	504,771,828
Total Deposits	$640,280,159	$561,451,664

Note 5.     Borrowings

In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $100.8 million in additional advances from the Federal Home Loan Bank of Boston which includes a $2.0 million overnight line of credit. The Bank also has arranged a $3.0 million overnight line of credit from a correspondent bank and $10.0 million under a repurchase agreement; no amounts were outstanding under these two arrangements at March 31, 2007.

Note 6.     Income per share

Bancorp is required to present basic income per share and diluted income per share in its income statements. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Bancorp relate to outstanding stock options and are determined using the treasury stock method. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share.

The following is information about the computation of income per share for the three months ended March 31, 2007 and 2006:

Three months ended March 31, 2007
	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$516,419	4,739,494	$0.11
Effect of Dilutive Securities
Stock Options outstanding	-	37,750	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$516,419	4,777,244	$0.11

Three months ended March 31, 2006
	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$398,943	3,230,649	$0.12
Effect of Dilutive Securities
Stock Options outstanding	-	40,518	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$398,943	3,271,167	$0.12

Note 7.     Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended
	March 31, 2007
	Before Tax		Net of Tax
	Amount	Tax Effect	Amount

Unrealized holding gain
arising during the period	$358,241	$(136,131)	$222,110

Reclassification adjustment
for gains recognized in income	-	-	-

Unrealized holding gain on
available for sale securities,
net of taxes	$358,241	$(136,131)	$222,110

	Three Months Ended
	March 31, 2006
	Before Tax		Net of Tax
	Amount	Tax Effect	Amount

Unrealized holding loss
arising during the period	$(167,780)	$63,755	$(104,025)

Reclassification adjustment
for gains recognized in income	-	-	-

Unrealized holding loss on
available for sale securities,
net of taxes	$(167,780)	$63,755	$(104,025)

Note 8.     Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, Bancorp is a party to financial instruments with off-balance-sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contractual amounts of these instruments reflect the extent of involvement Bancorp has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should the contracts be fully drawn upon, the customers default and the values of any existing collateral become worthless. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that Bancorp controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contractual amounts represent credit risk are as follows at March 31, 2007:

Commitments to extend credit:
Future loan commitments	$69,280,725
Unused lines of credit	47,485,782
Undisbursed construction loans	155,808,850
Financial standby letters of credit	1,266,399
$273,841,756

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include residential and commercial property, deposits and securities.

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception. No liability related to guarantees was required to be recorded at March 31, 2007.

Note 9.     Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition of the benefit (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Effective January 1, 2007, Bancorp has adopted the provisions of FIN 48 and has analyzed its federal and significant state filing positions. The periods subject to examination for Bancorp’s federal returns are the tax years 2003 through 2006. The periods subject to examination for Bancorp’s significant state return, which is Connecticut, are the tax years 2003 through 2006. Bancorp believes that its income tax filing positions and deductions will be sustained on examination and does not anticipate any adjustments that will result in a material change on its financial statements. As a result, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 nor was there a cumulative effect related to adopting FIN48 recorded.

Bancorp’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

Note 10.     Recent Accounting Pronouncements

In February 2007, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 155 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for Bancorp beginning January 1, 2008. Management is evaluating the impact of the adoption of SFAS 159 on Bancorp’s financial position and results of operation.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. A risk rating system is utilized to measure the adequacy of the general component of the allowance for loan losses. Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of “one” being the least risk and a rating of “nine” reflecting the most risk or a complete loss. Risk ratings are assigned based upon the recommendations of the credit analyst and originating loan officer and confirmed by the loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loan loss reserve factors, which are based on historical loss experience adjusted for qualitative factors, are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of “six” or above are monitored more closely by the credit administration officers. The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Loan quality control is continually monitored by management subject to oversight by the board of directors through its members who serve on the loan committee. Loan quality control is also reviewed by the full board of directors on a monthly basis. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio.

SUMMARY

Bancorp’s net income of $516,000 ($0.11 basic and diluted income per share) for the quarter ended March 31, 2007 represents an increase of $117,000, or 29%, as compared to net income of $399,000 ($0.12 basic and diluted income per share) for the quarter ended March 31, 2006.

Total assets increased $78.1 million from $646.0 million at December 31, 2006 to $724.1 million at March 31, 2007. Cash and cash equivalents increased $34.1 million to $89.6 million at March 31, 2007 as compared to $55.5 million at December 31, 2006. The available for sale securities portfolio decreased $353,000 to $66.7 million at March 31, 2007 from $67.1 million at December 31, 2006. The net loan portfolio increased $41.8 million from $506.9 million at December 31, 2006 to $548.7 million at March 31, 2007. Deposits increased $78.8 million to $640.3 million at March 31, 2007 from $561.5 million at December 31, 2006. Borrowings remained unchanged while total shareholders’ equity increased $525,000 from $64.3 million at December 31, 2006 to $64.8 million at March 31, 2007.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $78.1 million, or 12%, from $646.0 million at December 31, 2006 to $724.1 million at March 31, 2007. The growth in the balance sheet was funded by an increase in deposits which was largely attributable to promotions associated with the opening of three new branches. Cash and cash equivalents increased $34.1 million to $89.6 million at March 31, 2007 as compared to $55.5 million at December 31, 2006. Cash and due from banks increased $7.2 million. Federal funds sold and short term investments increased $17.2 million and $9.8 million, respectively; these increases are the result of investing funds from a large inflow of certificates of deposit and attorney escrow accounts.

Investments

Available for sale securities decreased $353,000, or 1%, from $67.1 million at December 31, 2006 to $66.7 million at March 31, 2007. The purchase of money market preferred equity securities and the improvement in the market value of available for sale securities was offset by principal repayments on mortgage backed securities and the maturity of a security, resulting in an overall decrease in the portfolio.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank, the Bank’s required investment in Federal Home Loan Bank stock, among other factors, takes into consideration the level of outstanding Federal Home Loan Bank advances. Since the level of advances remained unchanged, the Bank’s investment also remained the same.

Loans

Bancorp’s net loan portfolio increased $41.8 million, or 8%, from $506.9 million at December 31, 2006 to $548.7 million at March 31, 2007. The significant increases include $12.8 million in construction loans, $24.9 million in commercial real estate loans, $1.6 million in residential real estate loans and $2.7 million in commercial loans.

The impact of the Bank’s hiring of additional lenders and credit analysts throughout 2006 while offering a competitively priced and expanded product line contributed to the growth in the portfolio in 2007. Although short term rates have increased, the growth in loans reflects the continued strong demand for real estate based financing in the Fairfield County, Connecticut and Westchester County, New York areas where the Bank primarily conducts its lending business. The Bank plans to further increase its lending and credit staff as it expands its franchise which should result in sustained strong loan growth, but from a wider market area.

At March 31, 2007, the net loan to deposit ratio was 86% and the net loan to total assets ratio was 76%. At December 31, 2006, the net loan to deposit ratio was 90% and the net loan to total assets ratio was 78%.

Allowance for Loan Losses

Based on management’s evaluation of the allowance for loan losses, management believes that the allowance of $5.6 million at March 31, 2007 and December 31, 2006 is adequate, but not excessive, under prevailing economic conditions, to absorb losses on existing loans.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	March 31	December 31,
(Thousands of dollars)	2007	2006

Loans delinquent over 90 days	$1,910	$1,897
still accruing
Non accruing loans	2,874	2,904
Total	$4,784	$4,801
% of Total Loans	0.86%	0.93%
% of Total Assets	0.66%	0.74%

Potential Problem Loans

The $2.9 million in non-accruing loans at March 31, 2007 was comprised of three loans, all to the same borrower of which $1.04 million was guaranteed by the U.S. Small Business Administration. The loans are secured by commercial and residential real estate as well as associated business assets. Based on the Bank’s analysis for loan impairment, a specific reserve in the amount of $250,000 has been established; however, management believes that the business is viable and has approved a restructuring of the existing debt.

Loans delinquent over 90 days and still accruing were comprised of five loans, all of which were past their maturity but current as to loan payments.

At March 31, 2007, Bancorp had no loans, other than those disclosed in the table above, for which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits increased $78.8 million or 14% from $561.5 million at December 31, 2006 to $640.3 million at March 31, 2007. During the three months ended March 31, 2007 the Bank opened three new branches in Fairfield County, Connecticut which contributed significantly to the growth in deposits. The Bank continues to execute its strategic plan and plans to open additional branches in Fairfield and Westchester Counties as good quality locations become available; deposit growth will therefore fluctuate based largely on that activity. Noninterest bearing deposits decreased $2.9 million, or 5% during the quarter. This decrease was primarily due to fluctuations in personal and commercial checking, partially offset by increases in internal accounts. Interest bearing deposits increased $81.7 million or 16% from $504.8 million at December 31, 2006 to $586.5 million at March 31, 2007. NOW accounts increased $12.6 million or 47% as compared to December 31, 2006; increases in attorney escrow accounts of $14.7 million, were partially offset by a net decrease in other NOW account products of $2.1 million. Money market fund accounts decreased $1.3, million or 3%, from $40.9 million at December 31, 2006 to $39.6 million at March 31, 2007 while certificates of deposits increased $67.8 million during the same period. This 16.5% increase is primarily due to attractive rates offered by the Bank in conjunction with the grand openings of three additional branches.

Borrowings

Borrowings at March 31, 2007 remained unchanged from December 31, 2006.

Capital

Capital increased $525,000 as income for the three months ended March 31, 2007 combined with an improvement in the market value of available for sales securities was partially offset by the declaration of the quarterly dividend.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased by $77.5 million from $196.3 million on December 31, 2006 to $273.8 million on March 31, 2007 due primarily to an increase in approved loan commitments and undisbursed construction loans.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended March 31,
		2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$ 530,741	$ 10,336	7.79%	$ 389,994	$ 7,198	7.38%
Federal funds sold and
other cash equivalents	41,073	527	5.13%	6,260	68	4.35%
Investments	69,330	701	4.04%	79,952	774	3.87%
Total interest
earning assets	641,144	11,564	7.21%	476,206	8,040	6.75%

Cash and due from banks	4,578			5,574
Premises and equipment, net	4,898			2,327
Allowance for loan losses	(5,630)			(4,857)
Other assets	9,485			6,345
Total Assets	$ 654,475			$ 485,595

Interest bearing liabilities:
Deposits	$ 518,298	$ 5,693	4.39%	$ 379,080	$ 3,086	3.26%
FHLB advances	8,000	98	4.90%	16,480	186	4.51%
Subordinated debt	8,248	171	8.29%	8,248	155	7.52%
Other borrowings	-	-	-	193	2	4.15%
Total interest
bearing liabilities	534,546	5,962	4.46%	404,001	3,429	3.40%

Demand deposits	49,651			45,606
Accrued expenses and
other liabilities	5,405			4,213
Shareholders' equity	64,873			31,775
Total liabilities and equity	$ 654,475			$ 485,595

Net interest income		$ 5,602			$ 4,611
Interest margin			3.50%			3.87%
Interest spread			2.75%			3.35%

The following rate volume analysis reflects the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted net interest income during the periods indicated. Information is provided in each category with respect to changes attributable to changes in volume (changes in volume multiplied by prior rate), changes attributable to changes in rates (changes in rates multiplied by prior volume) and the total net change. The change resulting from the combined impact of volume and rate is allocated proportionately to the change due to volume and the change due to rate.

	Three months ended March 31,
	2007 vs 2006
	Fluctuations in Interest
	Income/Expense
	Due to change in:
	Volume	Rate	Total
	(dollars in thousands)
Interest earning assets:
Loans	$2,722	$416	$3,138
Federal funds sold and
other cash equivalents	445	14	459
Investments	(261)	188	(73)
Total interest
earning assets	2,906	618	3,524

Interest bearing liabilities:
Deposits	$1,336	$1,271	$2,607
FHLB advances	(189)	101	(88)
Subordinated debt	-	16	16
Other borrowings	(2)	-	(2)
Total interest
bearing liabilities	1,145	1,388	2,533

Net interest income	$1,761	$(770)	$991

An increase in average interest earning assets of $164.9 million, or 35%, combined with an increase in interest rates increased Bancorp’s net interest income $990,000 or 21% for the quarter ended March 31, 2007 as compared to the same period in 2006. Interest and fees on loans increased $3.1 million, or 44%, from $7.2 million for the quarter ended March 31, 2006 to $10.3 million for the quarter ended March 31, 2007. This increase was primarily the result of the increase in the average outstanding balances of the loan portfolio followed by the impact of a rising interest rate environment. Interest income on investments increased slightly; this increase is primarily due to the increase in the balance of short term investments combined with an increase in money market preferred equity securities partially offset by the reduction in the portfolio due to principal payments on mortgage backed securities and a maturing security. Interest income on federal funds sold and other cash equivalents increased as a result of an increase in average balances followed by an increase in short term interest rates. For the three months ended March 31, 2007, interest and dividend income was $11.6 million which represents an increase of $3.5 million, or 44%, as compared to interest and dividend income of $8.0 million for the same period last year. This increase was due to an increase in average balances followed by an increase in the yield on earning assets.

Total interest expense for the quarter ended March 31, 2007 of $6.0 million represents an increase of $2.5 million, or 74%, as compared to the same period last year. This increase in interest expense is the result of higher average balances of interest bearing liabilities of $130.5 million or 32% combined with higher interest rates paid on deposit. Average balances of deposit accounts increased $139.2 million, or 37%, resulting in an increase in interest expense on deposits of $2.6 million, or 84%; average FHLB advances decreased, resulting in a corresponding decrease in FHLB interest expense; and the increase in the index to which the junior subordinated debt is tied resulted in an increase in interest expense of $16,000, or 10%.

As a result of the above, Bancorp’s net interest income increased $991,000, or 21%, to $5.6 million for the three months ended March 31, 2007 as compared to $4.6 million for the same period last year.

Provision for loan losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, no provision for loan losses was charged to operations for the quarter ended March 31, 2007 as compared to $573,000 for the same period last year.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Noninterest income

Noninterest income decreased $45,000, or 7%, from $630,000 for the quarter ended March 31, 2006 to $585,000 for the quarter ended March 31, 2007. A decrease in the volume of loans placed with outside investors resulted in a decrease in mortgage brokerage and referral fee income of $78,000 and a decrease in loan origination and processing fee income of $19,000. Fees and service charges for the three months ended March 31, 2007 increased $36,000, or 25%, as compared to the same period last year. This increase was primarily due to an increase in service charges assessed on deposit accounts resulting from increases in insufficient and uncollected funds transaction volumes. Other income increased $16,000, or 31% as compared to the same period last year as a result of increases in debit card transactions and ATM surcharges.

Noninterest expenses

Noninterest expenses increased $1.3 million, or 32%, to $5.3 million for the quarter ended March 31, 2007 from $4.0 million for the quarter ended March 31, 2006. Salaries and benefits expense increased $778,000, or 34%, to $3.1 million for the quarter ended March 31, 2007 from $2.3 million for the quarter ended March 31, 2006. This increase was primarily due to staffing additions for two branches that were opened in the last quarter of 2006 and three branches opened in the first quarter of 2007, additional loan officers and credit administration support personnel and the establishment of a formal marketing department. Occupancy and equipment expense, net, increased $301,000, or 47% to $947,000 for the quarter ended March 31, 2007 from $646,000 for the quarter ended March 31, 2006 due to the leasing of additional space for the new branches mentioned above. Increased marketing campaigns and related activities resulted in an increase in advertising and promotional expenses of $54,000, or 37%, to $199,000 for the three months ended March 31, 2007 from $145,000 for the same period in 2006. Data processing and other outside services decreased $11,000, or 3%, from $423,000 for the quarter ended March 31, 2006, to $412,000 for the quarter ended March 31, 2007. This decrease was primarily due to a decrease in information technology consulting which was the result of additions to the Bank’s Information Technology staff, partially offset by an increase in data processing and correspondent banking expenses which occurred as a result of the growth in the branch network.

Income Taxes

Bancorp recorded income tax expense of $327,000 for the quarter ended March 31, 2007 as compared to $231,000 for the quarter ended March 31, 2007. This change was related primarily to the change in pre-tax income and the exclusion, for state tax purposes, of certain holding company expenses. The effective tax rates for the quarters ended March 31, 2007 and March 31, 2006 were 39% and 37%, respectively.

LIQUIDITY

Bancorp's liquidity ratio was 22% and 17% at March 31, 2007 and March 31, 2006, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short term investments and available for sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at March 31, 2007 and December 31, 2006 respectively:

	March 31, 2007	December 31, 2006
Total Risk-based Capital	13.76%	15.34%
Tier 1 Risk-based Capital	12.76%	14.22%
Leverage Capital	10.98%	11.63%

The following table illustrates the Bank’s regulatory capital ratios at March 31, 1007 and December 31, 2006 respectively:

	March 31, 2007	December 31, 2006
Total Risk-based Capital	13.52%	15.02%
Tier 1 Risk-based Capital	12.52%	13.90%
Leverage Capital	10.77%	11.37%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be “well capitalized” at March 31, 2007 under applicable regulations. To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation. The calculations use projected repricings of assets and liabilities at March 31, 2007 and December 31, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	March 31,	December 31,
	Points	Risk Guidelines	2007	2006

Gap percentage total		+/- 15%	-4.14%	1.53%
Net interest income	200	+/- 15%	9.99%	11.22%
	-200	+/- 15%	-10.64%	-12.04%
Net portfolio value	200	+/- 25%	-4.72%	-3.25%
	-200	+/- 25%	-0.06%	1.19%

Bancorp’s net interest income benefited from the growth in the balance sheet during 2007; the increase in net interest income was partially offset by a compressed interest margin due to higher rates on deposit accounts. These factors contributed to higher levels of net interest income and net portfolio value in the base case scenario at March 31, 2007 as compared to December 31, 2006 using Bancorp’s interest income simulation model. Bancorp’s interest rate risk position was within all of its interest rate risk guidelines at March 31, 2007. The interest rate risk position is monitored on an ongoing basis and management reviews strategies designed to maintain all categories within guidelines.

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

Net Interest Income and Economic Value
Summary Performance

March 31, 2007
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	26,722	2,427	9.99%	76,874	(3,806)	-4.72%
+ 100	25,521	1,226	5.05%	79,348	(1,332)	-1.65%
BASE	24,295			80,680
- 100	23,085	(1,210)	-4.98%	81,270	590	0.73%
- 200	21,710	(2,585)	-10.64%	80,634	(46)	-0.06%

December 31, 2006
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	23,940	2,415	11.22%	68,230	(2,290)	-3.25%
+ 100	22,750	1,225	5.69%	69,491	(1,029)	-1.46%
BASE	21,525			70,520
- 100	20,307	(1,218)	-5.66%	71,533	1,013	1.44%
- 200	18,934	(2,591)	-12.04%	71,359	839	1.19%

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1A.     Risk Factors

During the three months ended March 31, 2007, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

3(i)(B)
Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006 (commission File No. 000-29599)).

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

10(a)(4)
Change of Control Agreement, dated as of January 1, 2007 among Angelo De Caro and Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(4) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(5)
Employment Agreement dated as of November 3, 2003 among Patriot National Bank, Bancorp and Robert F. O’Connell (incorporated by reference to Exhibit 10(a)(5) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

10(a)(6)
Change of Control Agreement, dated as of January 1, 2007 among Robert F. O’Connell and Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(6) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(8)
Employment Agreement dated as of January 1, 2007 between Patriot National Bank and Marcus Zavattaro (incorporated by reference to Exhibit 10(a)(8) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(9)
License agreement dated July 1, 2003 between Patriot National Bank and L. Morris Glucksman (incorporated by reference to Exhibit 10(a)(9) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

10(a)(10)
Employment Agreement dated as of January 1, 2007 among the Bank, Bancorp and Charles F. Howell (incorporated by reference to Exhibit 10(a)(10) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(11)
Change of Control Agreement, dated as of January 1, 2007 among Charles F. Howell, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(11) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

No.	Description

10(a)(12)	2005 Director Stock Award Plan (incorporated by reference to Exhibit 10(a)(12) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000-295999)).

10(a)(13)
Change of Control Agreement, dated as of January 1, 2007 between Martin G. Noble and Patriot National Bank(incorporated by reference to Exhibit 10(a)(13) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(14)
Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp(incorporated by reference to Exhibit 10(a)(14) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

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

May 15, 2007