Form 10-Q
period 2007-06-30
PATRIOT NATIONAL BANCORP INC
filed 2007-08-14
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Common stock, $2.00 par value per share, 4,741,844 shares issued and outstanding as of the close of business July 31, 2007.

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	33

Part II	OTHER INFORMATION

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits	35

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$11,615,448	$3,868,670
Federal funds sold	33,700,000	27,000,000
Short term investments	34,954,826	24,605,869
Cash and cash equivalents	80,270,274	55,474,539

Available for sale securities (at fair value)	63,633,344	67,093,135
Federal Reserve Bank stock	1,911,700	1,911,700
Federal Home Loan Bank stock	1,217,200	1,217,200
Loans receivable (net of allowance for loan losses: 2007 $5,597,656; 2006 $5,630,432)	592,073,371	506,884,155
Accrued interest receivable	4,035,770	3,542,173
Premises and equipment	6,623,581	3,690,861
Deferred tax asset, net	2,815,045	2,914,562
Goodwill and other intangible assets	1,478,363	1,487,651
Other assets	1,845,388	1,766,819
Total assets	$755,904,036	$645,982,795

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$68,064,834	$56,679,836
Interest bearing deposits	611,198,181	504,771,828
Total deposits	679,263,015	561,451,664
Federal Home Loan Bank borrowings	-	8,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	3,273,236	3,999,786
Total liabilities	690,784,251	581,699,450

Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; shares
issued and outstanding: 2007 - 4,741,844; 2006 - 4,739,494	9,483,688	9,478,988
Additional paid in capital	49,508,568	49,463,307
Retained earnings	6,646,119	6,022,012
Accumulated other comprehensive income - net unrealized
loss on available for sale securities, net of taxes	(518,590)	(680,962)
Total shareholders' equity	65,119,785	64,283,345
Total liabilities and shareholders' equity	$755,904,036	$645,982,795

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest and Dividend Income
Interest and fees on loans	$11,270,743	$8,311,861	$21,606,864	$15,510,351
Interest and dividends
on investment securities	1,155,542	768,842	2,170,801	1,547,669
Interest on federal funds sold	567,730	71,889	780,958	134,664
Total interest and dividend income	12,994,015	9,152,592	24,558,623	17,192,684

Interest Expense
Interest on deposits	6,897,473	3,595,580	12,590,716	6,681,625
Interest on Federal Home Loan Bank borrowings	22,598	422,407	121,047	607,805
Interest on subordinated debt	172,953	165,631	344,351	320,667
Interest on other borrowings	-	1,844	-	4,150
Total interest expense	7,093,024	4,185,462	13,056,114	7,614,247

Net interest income	5,900,991	4,967,130	11,502,509	9,578,437

Provision for Loan Losses	-	350,700	-	923,500

Net interest income after
provision for loan losses	5,900,991	4,616,430	11,502,509	8,654,937

Noninterest Income
Mortgage brokerage referral fees	216,377	312,832	504,711	679,638
Loan origination & processing fees	57,642	86,633	106,244	153,850
Fees and service charges	194,038	143,211	375,381	288,410
Gain on redemption of investment securities	5,000	-	5,000	-
Other income	53,321	38,653	120,056	89,696
Total noninterest income	526,378	581,329	1,111,392	1,211,594

Noninterest Expenses
Salaries and benefits	3,083,862	2,600,207	6,175,817	4,913,779
Occupancy and equipment expense, net	1,013,192	689,470	1,960,256	1,335,574
Data processing and other outside services	486,788	383,975	898,004	807,265
Professional services	89,870	119,385	226,205	247,958
Advertising and promotional expenses	208,376	150,826	407,678	295,866
Loan administration and processing expenses	52,155	49,996	90,974	80,473
Other real estate operations	(10,594)	-	(17,556)	-
Other noninterest expenses	629,371	401,108	1,154,755	752,881
Total noninterest expenses	5,553,020	4,394,967	10,896,133	8,433,796

Income before income taxes	874,349	802,792	1,717,768	1,432,735

Provision for Income Taxes	340,000	295,000	667,000	526,000

Net income	$534,349	$507,792	$1,050,768	$906,735

Basic income Per Share	$0.11	$0.16	$0.22	$0.28

Diluted income Per Share	$0.11	$0.16	$0.22	$0.28

Dividends per share	$0.045	$0.045	$0.090	$0.085

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$534,349	$507,792	$1,050,768	$906,735

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period, net of taxes	(59,738)	(167,510)	162,372	(271,534)

Comprehensive income	$474,611	$340,282	$1,213,140	$635,201

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid-In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

Six months ended June 30, 2006

Balance at December 31, 2005	3,230,649	$6,461,298	$21,709,224	$4,308,242	$(1,104,149)	$31,374,615

Comprehensive income
Net income				906,735		906,735
Unrealized holding loss on available for
sale securities, net of taxes					(271,534)	(271,534)
Total comprehensive income						635,201

Dividends				(274,605)		(274,605)

Balance, June 30, 2006	3,230,649	$6,461,298	$21,709,224	$4,940,372	$(1,375,683)	$31,735,211

Six months ended June 30, 2007

Balance at December 31, 2006	4,739,494	$9,478,988	$49,463,307	$6,022,012	$(680,962)	$64,283,345

Comprehensive income
Net income				1,050,768		1,050,768
Unrealized holding gain on available for
sale securities, net of taxes					162,372	162,372
Total comprehensive income						1,213,140

Issuance of common stock
Stock issued to directors	2,350	4,700	45,261			49,961

Dividends				(426,661)		(426,661)

Balance, June 30, 2007	4,741,844	$9,483,688	$49,508,568	$6,646,119	$(518,590)	$65,119,785

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash Flows from Operating Activities
Net income	$1,050,768	$906,735
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	92,662	103,291
Provision for loan losses	-	923,500
Gain on redemption of investment security	(5,000)	-
Amortization of core deposit intangible	9,288	-
Depreciation and amortization	537,925	310,659
Loss on disposal of bank premises and equipment	633	-
Payment of fees to directors in common stock	49,961	-
Changes in assets and liabilities:
Increase in deferred loan fees	157,304	415,593
Increase in accrued interest receivable	(493,597)	(688,787)
Increase in other assets	(78,569)	(47,887)
(Decrease) increase in accrued expenses and other liabilities	(726,655)	434,712
Net cash provided by operating activities	594,720	2,357,816

Cash Flows from Investing Activities
Purchases of available for sale securities	(4,994,283)	-
Principal repayments on available for sale securities	6,623,301	5,985,116
Proceeds from redemptions of available for sale securities	2,005,000	-
Purchase of Federal Reserve Bank Stock	-	(650)
Purchase of Federal Home Loan Bank Stock	-	(1,430,500)
Net increase in loans	(85,346,520)	(87,547,071)
Purchases of bank premises and equipment	(3,471,278)	(316,472)
Net cash used in investing activities	(85,183,780)	(83,309,577)

Cash Flows from Financing Activities
Net increase in demand, savings and money market deposits	20,964,306	3,432,825
Net increase in time certificates of deposits	96,847,045	50,120,597
Proceeds from FHLB borrowings	-	54,718,000
Principal repayments of FHLB borrowings	(8,000,000)	(20,718,000)
Dividends paid on common stock	(426,556)	(258,452)
Net cash provided by financing activities	109,384,795	87,294,970

Net increase in cash and cash equivalents	24,795,735	6,343,209

Cash and cash equivalents
Beginning	55,474,539	15,967,605

Ending	$80,270,274	$22,310,814

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$13,068,208	$7,485,125

Income taxes	$820,000	$934,020

Supplemental disclosures of noncash investing and financing activities:

Unrealized holding gain (loss) on available for sale
securities arising during the period	$261,889	$(437,957)

Dividends declared on common stock	$213,383	$145,379

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for the remainder of 2007.

Note 2.     Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	June 30,	December 31,
	2007	2006

U. S. Government sponsored
agency obligations	$16,648,035	$16,566,822
U. S. Government Agency and sponsored
agency mortgage-backed securities	36,941,027	43,476,313
Money market preferred
equity securities	10,044,282	7,050,000
Total Available for Sale Securities	$63,633,344	$67,093,135

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale securities at June 30, 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Government sponsored
agency obligations	$17,000,000	$-	$(351,965)	$16,648,035
U. S. Government Agency and sponsored
agency mortgage-backed securities	37,425,498	25,755	(510,226)	36,941,027
Money market preferred
equity securities	10,044,282	-	-	10,044,282
Total Available For Sale Securities	$64,469,780	$25,755	$(862,191)	$63,633,344

At June 30, 2007, gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $25,755 and $862,191, respectively.  Of the securities with unrealized losses, there are nine U. S. Government sponsored agency obligations and 23 mortgage-backed securities that have unrealized losses for a period in excess of twelve months, with a combined current unrealized loss of $823,193.  Management does not believe that any of the unrealized losses are other than temporary since they are the result of changes in the interest rate environment and they relate to debt and mortgage-backed securities issued by U.S. Government sponsored agencies.  Bancorp has the ability to hold these securities to maturity, if necessary, and expects to receive all contractual principal and interest related to these investments.  As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent negative effect on capital.

Note 3.     Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	June 30,	December 31,
	2007	2006
Real Estate
Commercial	$204,370,846	$166,799,341
Residential	94,041,579	91,077,687
Construction	250,270,942	203,828,453
Commercial	23,914,313	23,997,640
Consumer installment	1,355,466	1,251,300
Consumer home equity	25,308,352	26,933,277
Total Loans	599,261,498	513,887,698
Premiums on purchased loans	232,487	292,543
Net deferred fees	(1,822,958)	(1,665,654)
Allowance for loan losses	(5,597,656)	(5,630,432)
Loans receivable, net	$592,073,371	$506,884,155

Analysis of Allowance for Loan Losses

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ending		Six months ending
	June 30,		June 30,
(Thousands of dollars)	2007	2006	2007	2006

Balance at beginning of period	$5,630	$5,161	$5,630	$4,588
Charge-offs	(32)	(1)	(32)	(1)
Recoveries	-	-	-	-
Net charge-offs	(32)	(1)	(32)	(1)
Provision charged to operations	-	351	-	924
Balance at end of period	$5,598	$5,511	$5,598	$5,511

Ratio of net charge-offs during
the period to average loans
outstanding during the period.	0.00%	0.00%	0.00%	0.00%

 Note 4.     Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	June 30,	December 31,
	2007	2006

Noninterest bearing	$68,064,834	$56,679,836

Interest bearing
NOW	33,414,691	26,881,927
Savings	31,445,121	25,993,452
Money market	38,530,503	40,935,628
Time certificates, less than $100,000	297,606,236	248,414,014
Time certificates, $100,000 or more	210,201,630	162,546,807
Total interest bearing	611,198,181	504,771,828
Total Deposits	$679,263,015	$561,451,664

Note 5.    Borrowings

In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $107.7 million in additional advances from the Federal Home Loan Bank of Boston which includes a $2.0 million overnight line of credit.  The Bank also has arranged a $3.0 million overnight line of credit from a correspondent bank and $10.0 million under a repurchase agreement; no amounts were outstanding under these two arrangements at June 30, 2007.

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

The following is information about the computation of income per share for the three and six months ended June 30, 2007 and 2006:

Three months ended June 30, 2007

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$ 534,349	4,739,546	$ 0.11
Effect of Dilutive Securities
Stock Options outstanding	-	35,504	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$ 534,349	4,775,050	$ 0.11

Three months ended June 30, 2006

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$ 507,792	3,230,649	$ 0.16
Effect of Dilutive Securities
Stock Options outstanding	-	28,668	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$ 507,792	3,259,317	$ 0.16

Six months ended June 30, 2007

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$ 1,050,768	4,739,520	$ 0.22
Effect of Dilutive Securities
Stock Options outstanding	-	36,627	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$ 1,050,768	4,776,147	$ 0.22

Six months ended June 30, 2006

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$ 906,735	3,230,649	$ 0.28
Effect of Dilutive Securities
Stock Options outstanding	-	26,700	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$ 906,735	3,257,349	$ 0.28

Note 7.    Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding (loss) gain
arising during the period	$(96,352)	$36,614	$(59,738)	$261,889	$(99,517)	$162,372

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding (loss) gain
on available for sale securities,
net of taxes	$(96,352)	$36,614	$(59,738)	$261,889	$(99,517)	$162,372

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding loss
arising during the period	$(270,177)	$102,667	$(167,510)	$(437,957)	$166,423	$(271,534)

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding loss on
available for sale securities,
net of taxes	$(270,177)	$102,667	$(167,510)	$(437,957)	$166,423	$(271,534)

Note 8.    Financial Instruments with Off-Balance Sheet Risk

In order to meet the financing needs of its customers, Bancorp, in the normal course of business, is a party to financial instruments with off-balance-sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.  The contractual amounts of these instruments reflect the extent of involvement Bancorp has in particular classes of financial instruments.

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

Financial instruments whose contractual amounts represent credit risk are as follows at
June 30, 2007:

Commitments to extend credit:
Future loan commitments	$ 93,339,854
Unused lines of credit	53,185,120
Undisbursed construction loans	107,575,943
Financial standby letters of credit	1,248,049
$ 255,348,966

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception.  No liability related to guarantees was required to be recorded at June 30, 2007.

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

Effective January 1, 2007, Bancorp has adopted the provisions of FIN 48 and has analyzed its federal and significant state filing positions.  The periods subject to examination for Bancorp’s federal returns are the tax years 2003 through 2006.  The periods subject to examination for Bancorp’s significant state return, which is Connecticut, are the tax years 2003 through 2006.  Bancorp believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change on its financial statements.  As a result, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, nor was there a cumulative effect related to adopting FIN 48 recorded.

Bancorp’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

Note 10.     Recent Accounting Pronouncements

In February 2007, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 155 (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 is effective for Bancorp beginning January 1, 2008.  Management is evaluating the impact of the adoption of SFAS 159 on Bancorp’s financial position and results of operation.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operation," may be forward looking and subject to a variety of risks and uncertainties.  These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial services companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effects of  Bancorp's opening of branches, and (8) the effect of any decision by Bancorp to engage in any business not historically operated by it and (9) the ability of Bancorp to timely and successfully deploy the capital raised in its 2006 offering and any future offerings.  Other such factors may be described in Bancorp's future filings with the SEC.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are considered impaired.  The adequacy of the general component is measured using a risk rating system.  Under this system, each loan is assigned a risk rating between one and nine; “one” being the least risk and “nine” reflecting the most risk or a complete loss.  Risk ratings are assigned based upon the recommendations of the credit analyst and originating loan officer, and are confirmed by the loan committee at the initiation of the transactions.  They are later reviewed and changed, when necessary, during the life of the loan.  Each of these risk ratings has a corresponding loan loss factor which is based on historical loss experience adjusted for qualitative factors.  These factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses.  Loans assigned a risk rating of “six” or above are monitored more closely by the credit administration officers.  Finally, the unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information such as unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

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

SUMMARY

Bancorp’s net income of $534,000 ($0.11 basic and diluted income per share) for the quarter ended June 30, 2007 represents an increase of $26,000, or 5%, as compared to net income of $508,000 ($0.16 basic and diluted income per share) for the quarter ended June 30, 2006.  For the six-month period ended June 30, 2007, net income of $1,051,000 ($0.22 basic and diluted income per share) represents an increase of $144,000, or 16%, as compared to net income of $907,000 ($0.28 basic and diluted income per share) for the six months ended June 30, 2006.

Total assets increased $109.9 million from $646.0 million at December 31, 2006 to $755.9 million at June 30, 2007.  Cash and cash equivalents increased $24.8 million to $80.3 million at June 30, 2007 as compared to $55.5 million at December 31, 2006.  The available for sale securities portfolio decreased $3.5 million to $63.6 million at June 30, 2007 from $67.1 million at December 31, 2006.  The net loan portfolio increased $85.2 million from $506.9 million at December 31, 2006 to $592.1 million at June 30, 2007.  Deposits increased $117.8 million to $679.3 million at June 30, 2007 from $561.5 million at December 31, 2006.  Borrowings decreased $8.0 million.  Total shareholders’ equity increased $836,000 from $64.3 million at December 31, 2006 to $65.1 million at June 30, 2007.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $109.9 million, or 17%, from $646.0 million at December 31, 2006 to $755.9 million at June 30, 2007.  The growth in the balance sheet was funded by an increase in deposits which was largely attributable to promotions associated with the opening of three branches in the first quarter and one in the second quarter.  Cash and cash equivalents increased $24.8 million to $80.3 million at June 30, 2007 as compared to $55.5 million at December 31, 2006.  Cash and due from banks increased $7.7 million.  Federal funds sold and short term investments increased $6.7 million and $10.3 million, respectively; these increases are the result of investing funds from the inflow of deposits primarily due to the opening of the new branches.

Investments

Available for sale securities decreased $3.5 million, or 5%, from $67.1 million at December 31, 2006 to $63.6 million at June 30, 2007.  The purchase of money market preferred equity securities was offset by principal repayments on mortgage backed securities and the redemption of two money market preferred securities, resulting in an overall decrease in the portfolio.

Loans

Bancorp’s net loan portfolio increased $85.2 million, or 17%, from $506.9 million at December 31, 2006 to $592.1 million at June 30, 2007.  The significant increases include $46.4 million in construction loans and $37.6 million in commercial real estate loans.

The continued growth in the loan portfolio in 2007 was attributable to the Bank’s hiring of additional lenders and credit analysts throughout 2006 in addition to offering a competitively priced and expanded product line.  Although short term rates have increased, the growth in loans reflects the continued demand for real estate based financing in the Fairfield County, Connecticut and Westchester County, New York areas where the Bank primarily conducts its lending business.  The Bank plans to further increase its lending and credit staff as it expands its franchise which should result in sustained strong loan growth, but from a wider market area.

At June 30, 2007, the net loan to deposit ratio was 87% and the net loan to total assets ratio was 78%.  At December 31, 2006, these ratios were 90% and 78%, respectively.

Allowance for Loan Losses

Based on management’s evaluation of the allowance for loan losses, management believes that the allowance of $5.6 million at June 30, 2007 and December 31, 2006 is adequate, but not excessive, under prevailing economic conditions, to absorb losses on existing loans.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	June 30,	December 31,
(Thousands of dollars)	2007	2006

Loans delinquent over 90 days	$ 1,040	$ 1,897
still accruing
Non accruing loans	2,834	2,904
Total	$ 3,874	$ 4,801
% of Total Loans	0.65%	0.93%
% of Total Assets	0.51%	0.74%

Potential Problem Loans

The $2.8 million in non-accruing loans at June 30, 2007 was comprised of three loans, all to the same borrower of which $1.0 million is guaranteed by the U.S. Small Business Administration.   Based on the Bank’s analysis for loan impairment, a specific reserve in the amount of $250,000 has been established.   The Bank has proposed a restructuring to the borrower who has yet to accept the terms; however, the Bank has commenced foreclosure proceedings.

Loans delinquent over 90 days and still accruing were comprised of two loans, one in the amount of $1.0 million is past its maturity, for which the bank has approved an extension; the Bank expects payment in full upon the borrower’s sale of one of the properties securing the loan.

At June 30, 2007, Bancorp had no loans, other than those disclosed in the table above, for which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits increased $117.8 million or 21% from $561.5 million at December 31, 2006 to $679.3 million at June 30, 2007.  During the six months ended June 30, 2007 the Bank opened four new branches which contributed significantly to the growth in deposits.  The Bank continues to execute its strategic plan and intends to open additional branches in Fairfield and Westchester Counties as good quality locations become available; deposit growth will therefore fluctuate based largely on that activity. Non-interest bearing deposits increased $11.4 million, or 20%, since December 31, 2006. This increase is due primarily to an unusually high volume of transactions in cashier checks that resulted in a higher than normal balance of outstanding items at the end of the quarter, the balance returned to a more normalized level in the beginning of July.  Interest bearing deposits increased $106.4 million, or 21%, from $504.8 million at December 31, 2006 to $611.2 million at June 30, 2007. NOW accounts increased $6.5 million or 24% as compared to December 31, 2006; increases in attorney escrow accounts of $10.2 million, were partially offset by a net decrease in other NOW account products of $3.7 million.  Money market fund accounts decreased $2.4 million, or 6%, from $40.9 million at December 31, 2006 to $38.5 million at June 30, 2007 while certificates of deposits increased $96.8 million during the same period.  This 24% increase is primarily due to attractive rates offered by the Bank in conjunction with the grand openings of four additional branches.

Borrowings

At June 30, 2007, total borrowings equaled $8.3 million.  This reflects a decrease of $8.0 since December 31, 2006, due to the repayment of Federal Home Loan borrowings during the second quarter of 2007.

Capital

Capital increased $836,000 as income for the six months ended June 30, 2007 combined with a slight improvement in the market value of available for sales securities was partially offset by the declaration of quarterly dividends.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased by $59.0 million from $196.3 million on December 31, 2006 to $255.3 million on June 30, 2007 due primarily to an increase in approved loan commitments, lines of credit, and undisbursed construction loans.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended June 30,
		2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$573,079	$11,271	7.87%	$439,255	$8,312	7.57%
Federal funds sold and
other cash equivalents	78,482	1,020	5.20%	6,199	76	4.90%
Investments	68,175	703	4.12%	77,608	765	3.94%
Total interest
earning assets	719,736	12,994	7.22%	523,062	9,153	7.00%

Cash and due from banks	4,158			6,717
Premises and equipment, net	6,201			2,347
Allowance for loan losses	(5,627)			(5,384)
Other assets	9,992			6,712
Total Assets	$734,460			$533,454

Interest bearing liabilities:
Deposits	$600,651	$6,897	4.59%	$404,769	$3,596	3.55%
FHLB advances	1,868	23	4.93%	33,593	422	5.02%
Subordinated debt	8,248	173	8.39%	8,248	166	8.05%
Other borrowings	-	-	-	148	2	5.41%
Total interest
bearing liabilities	610,767	7,093	4.65%	446,758	4,186	3.75%

Demand deposits	53,483			50,496
Accrued expenses and
other liabilities	4,847			4,108
Shareholders' equity	65,363			32,192
Total liabilities and equity	$734,460			$533,554

Net interest income		$5,901			$4,967
Interest spread			2.57%			3.25%
Interest margin			3.28%			3.80%

	Six months ended June 30,
		2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$552,027	$21,607	7.83%	$414,761	$15,510	7.48%
Federal funds sold and
other cash equivalents	59,881	1,548	5.17%	6,230	144	4.62%
Investments	68,750	1,404	4.08%	78,775	1,539	3.91%
Total interest
earning assets	680,658	24,559	7.22%	499,766	17,193	6.88%

Cash and due from banks	4,367			6,148
Premises and equipment, net	5,553			2,337
Allowance for loan losses	(5,629)			(5,072)
Other assets	9,739			6,528
Total Assets	$694,688			$509,707

Interest bearing liabilities:
Deposits	$559,702	$12,591	4.50%	$391,995	$6,682	3.41%
FHLB advances	4,917	121	4.92%	25,084	608	4.85%
Subordinated debt	8,248	344	8.34%	8,248	320	7.76%
Other borrowings	-	-	-	171	4	4.68%
Total interest
bearing liabilities	572,867	13,056	4.56%	425,498	7,614	3.58%

Demand deposits	51,578			48,065
Accrued expenses and
other liabilities	5,124			4,160
Shareholders' equity	65,119			31,984
Total liabilities and equity	$694,688			$509,707

Net interest income		$11,503			$9,579
Interest spread			2.66%			3.30%
Interest margin			3.38%			3.83%

The following rate volume analysis reflects the impact that changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities had on net interest income during the periods indicated.  Information is provided in each category with respect to changes attributable to changes in volume (changes in volume multiplied by prior rate), changes attributable to changes in rates (changes in rates multiplied by prior volume) and the total net change.  The change resulting from the combined impact of volume and rate is allocated proportionately to the change due to volume and the change due to rate.

	Three months ended June 30,			Six months ended June 30,
	2007 vs. 2006			2007 vs. 2006
	Fluctuations in Interest			Fluctuations in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$ 2,618	$ 341	$ 2,959	$ 5,342	$ 755	$ 6,097
Federal funds sold and
other cash equivalents	939	5	944	1,385	19	1,404
Investments	(248)	186	(62)	(300)	165	(135)
Total interest
earning assets	3,309	532	3,841	6,427	939	7,366

Interest bearing liabilities:
Deposits	$ 2,056	$ 1,245	$ 3,301	$ 3,382	$ 2,527	$ 5,909
FHLB advances	(392)	(7)	(399)	(514)	27	(487)
Subordinated debt	-	7	7	-	24	24
Other borrowings	(2)	-	(2)	(4)	-	(4)
Total interest
bearing liabilities	1,662	1,245	2,907	2,864	2,578	5,442

Net interest income	$ 1,647	$ (713)	$ 934	$ 3,563	$ (1,639)	$ 1,924

An increase in average interest earning assets of $196.7 million, or 38%, combined with an increase in interest rates increased Bancorp’s interest income $3.8 million or 42% for the quarter ended June 30, 2007 as compared to the same period in 2006.  Interest and fees on loans increased $3.0 million, or 36%, from $8.3 million for the quarter ended June 30, 2006 to $11.3 million for the quarter ended June 30, 2007.  This increase was primarily the result of the increase in the average outstanding balances of the loan portfolio followed by the impact of a rising interest rate environment.  Interest income on investments increased slightly. This increase was primarily due to the increase in the balance of short term investments combined with an increase in money market preferred equity securities partially offset by the reduction in the portfolio due to principal payments on mortgage backed securities and the redemption of two securities.  Interest income on federal funds sold and other cash equivalents increased as a result of an increase in average balances followed by an increase in short term interest rates. For the six months ended June 30, 2007, interest and dividend income was $24.6 million which represents an increase of $7.4 million, or 43%, as compared to interest and dividend income of $17.2 million for the same period last year.  This increase was due to an increase in average balances followed by an increase in the yield on earning assets.

Total interest expense for the quarter ended June 30, 2007 of $7.1 million represents an increase of $2.9 million, or 69%, as compared to the same period last year.  This increase in interest expense is the result of higher average balances of interest bearing liabilities of $164.0 million or 37% combined with higher interest rates paid on deposits.  Average balances of deposit accounts increased $195.9 million, or 48%; this increase combined with an increase in rates paid on deposits resulted in an increase in interest expense on deposits of $3.3 million, or 92%.  Average FHLB advances decreased, resulting in a corresponding decrease in FHLB interest expense; and the increase in the index to which the junior subordinated debt is tied resulted in an increase in interest expense of $7,000, or 4%.  For the six months ended June 30, 2007, total interest expense increased $5.4 million, or 71%, to $13.1 million from $7.6 million for the six months ended June 30, 2007.  This increase in interest expense was due to the reasons cited earlier.

As a result of the above, Bancorp’s net interest income increased $934,000, or 19%, to $5.9 million for the three months ended June 30, 2007 as compared to $5.0 million for the same period last year; the net interest margin for the three months ended June 30, 2007 was 3.28% as compared to 3.80% for the three months ended June 30, 2007.  For the six months ended June 30, 2007, net interest income increased to $1.9 million, or 20%, to $11.5 million as compared to $9.6 million at June 30, 2006; the net interest margin for the six months ended June 30, 2007 was 3.38% as compared to 3.83% for the six months ended June 30, 2007.

Provision for loan losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, no provision for loan losses was charged to operations for the three and six months ended June 30, 2007, as compared to $351,000 and $924,000, respectively, for the same periods last year.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income decreased $55,000, or 9%, from $581,000 for the quarter ended June 30, 2006 to $526,000 for the quarter ended June 30, 2007.  A decrease in the volume of loans placed with outside investors resulted in a decrease in mortgage brokerage and referral fee income of $96,000 and a decrease in loan origination and processing fee income of $29,000.  Fees and service charges for the three months ended June 30, 2007 increased $51,000, or 35%, as compared to the same period last year.  This increase was primarily due to an increase in service charges assessed on deposit accounts resulting from increases in insufficient and uncollected funds transaction volumes.  Other income increased $15,000, or 38% as compared to the same period last year as a result of increases in debit card transactions and ATM surcharges.

For the six months ended June 30, 2007, non-interest income decreased $100,000, or 8%, to $1.1 million as compared to $1.2 million for the period ended June 30, 2006.  This decrease was due to the reasons cited above.

Non-interest expenses

Non-interest expenses increased $1.2 million, or 26%, to $5.6 million for the quarter ended June 30, 2007 from $4.4 million for the quarter ended June 30, 2006.  Salaries and benefits expense increased $484,000, or 19%, to $3.1 million for the three months ended June 30, 2007 from $2.6 million for the same period last year.  This increase was primarily due to staffing additions for two branches that were opened in the last quarter of 2006, four branches opened in the first half of 2007, additional loan officers and credit administration support personnel and the establishment of a formal marketing department.  Occupancy and equipment expense, net, increased $324,000, or 47% to $1.0 million for the quarter ended June 30, 2007 from $689,000 for the for the same period in 2006 due to the leasing of additional space for the new branches mentioned above.  Increased marketing campaigns and related activities resulted in an increase in advertising and promotional expenses of $57,000, or 38%, to $208,000 for the three months ended June 30, 2007 from $151,000 for the same period in 2006.    Data processing and other outside services increased $103,000, or 27%, from $384,000 for the quarter ended June 30, 2006, to $487,000 for the quarter ended June 30, 2007.  This increase was primarily due to an increase in data processing and correspondent banking expenses which occurred as a result of the growth in the branch network.  Other noninterest expenses increased $228,000 or 57% from $401,000 for the three months ended June 30, 2006 to $629,000 for the three months ended June 30, 2007; included in this variance is an increase in deposit insurance assessments of $126,000.

For the six months ended June 30, 2007, non-interest expenses increased $2.5 million, or 29%, to $10.9 million from $8.4 million for the same period in 2006.  Salaries and benefits increased $1.3 million to $6.2 million; occupancy and equipment expense, net increased $625,000 to $2.0 million; data processing and other outside services increased $91,000 to $898,000; and advertising and promotional expenses increased $112,000 to $408,000.  Other noninterest expenses increased $402,000 or 53% from $753,000 for the six months ended June 30, 2006 to $1,155,000 for the six months ended June 30, 2007.  The reasons for these increases are the same as those cited above in the discussion comparing the quarter ended June 2007 to the quarter ended June 2006.

Income Taxes

Bancorp recorded income tax expense of $340,000 for the quarter ended June 30, 2007 as compared to $295,000 for the quarter ended June 30, 2006.  For the six months ended June 30, 2007 and June 30, 2006, income tax expenses were $667,000 and $526,000, respectively. These changes were related primarily to the change in pre-tax income and the exclusion, for state tax purposes, of certain holding company expenses.  The effective tax rate for both the quarter and six months ended June 30, 2007 was 39%; the effective tax rate for both the quarter and six months ended June 30, 2006 was 37%.

LIQUIDITY

Bancorp's liquidity ratio was 19% and 17% at June 30, 2007 and June 30, 2006, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets:  cash and due from banks, federal funds sold, short term investments and available for sale securities.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio.  Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at June 30, 2007 and December 31, 2006 respectively:

	June 30, 2007	December 31, 2006
Total Risk-based Capital	12.85%	15.34%
Tier 1 Risk-based Capital	11.92%	14.22%
Leverage Capital	9.84%	11.63%

The following table illustrates the Bank’s regulatory capital ratios at June 30, 2007 and December 31, 2006 respectively:

	June 30, 2007	December 31, 2006
Total Risk-based Capital	12.64%	15.02%
Tier 1 Risk-based Capital	11.72%	13.90%
Leverage Capital	9.67%	11.37%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.  Based on the above ratios, the Bank is considered to be “well capitalized” at June 30, 2007 under applicable regulations.

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

Quantitative Aspects of Market Risk

In order to manage the risk associated with interest rate movements, management analyzes Bancorp’s interest rate sensitivity position through the use of interest income simulation and GAP analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.”  An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation.  The calculations use projected repricings of assets and liabilities at June 30, 2007 and December 31, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	June 30,	December 31,
	Points	Risk Guidelines	2007	2006

Gap percentage total		+/- 15%	-3.27%	1.53%
Net interest income	200	+/- 15%	7.81%	11.22%
	-200	+/- 15%	-7.35%	-12.04%
Net portfolio value	200	+/- 25%	-5.13%	-3.25%
	-200	+/- 25%	1.18%	1.19%

Bancorp’s net interest income benefited from the growth in the balance sheet during 2007; the increase in net interest income was partially offset by a compressed interest margin due to more competitive pricing on loans and higher rates on deposit accounts.  All of these factors contributed to higher levels of net interest income and net portfolio value in the base case scenario at June 30, 2007 as compared to December 31, 2006 using Bancorp’s interest income simulation model.  Bancorp’s interest rate risk position was within all of its interest rate risk guidelines at June 30, 2007.  The interest rate risk position is monitored on an ongoing basis and management reviews strategies designed to maintain all categories within guidelines.

The table below sets forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases.  The analyses indicate the rate risk embedded in Bancorp's portfolio at the dates indicated should all interest rates instantaneously rise or fall.  The results of these changes are added to or subtracted from the base case; however, there are certain limitations to these types of analyses.  Rate changes are rarely instantaneous and these analyses may also overstate the impact of short term repricings.

Net Interest Income and Economic Value
Summary Performance

June 30, 2007
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	26,651	1,931	7.81%	79,447	(4,295)	-5.13%
+ 100	25,717	997	4.03%	82,307	(1,435)	-1.71%
BASE	24,720			83,742
- 100	23,858	(862)	-3.49%	84,783	1,041	1.24%
- 200	22,903	(1,817)	-7.35%	84,728	986	1.18%

December 31, 2006
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	23,940	2,415	11.22%	68,230	(2,290)	-3.25%
+ 100	22,750	1,225	5.69%	69,491	(1,029)	-1.46%
BASE	21,525			70,520
- 100	20,307	(1,218)	-5.66%	71,533	1,013	1.44%
- 200	18,934	(2,591)	-12.04%	71,359	839	1.19%

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1A.	Risk Factors

During the three and six months ended June 30, 2007, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)
On June 25, 2007, the Company issued 2,350 shares of its common stock to its five outside directors. Pursuant to a policy adopted by the Board of Directors, outside directors serving on the board receive an annual award of the Company’s common stock at each year’s annual meeting valued at $10,000 based on the last reported sale price on the trading day immediately preceding the Annual Meeting.  The award is prorated for directors who have served less than a full year.  The shares have not been registered under the Securities Act of 1933 and therefore were issued in a private placement transaction exempt from registration under Section 4(2)

of the Securities Act. For purposes of this transaction, the Company shares were valued at $21.26 per share, for a total value of $49,961.

	(b)	Not applicable

	(c)	Not applicable

	(d)	Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	The Annual Meeting of Shareholders (the “Annual Meeting”) of Patriot National Bancorp, Inc was held on June 20, 2007.

	(b)	Not applicable pursuant to Instruction 3 to Item 4 of Part II of Form 10-Q.

	(c)	The following is a brief description of the matters voted upon at the Annual Meeting and the number of votes cast for, against or withheld as well as the number of abstentions to each such matter:

(i) The election of nine directors for the ensuing year:

		Withheld
		Authority to
	For	Vote For

Angelo De Caro	4,360,472	124,984
John J. Ferguson	4,476,456	9,000
Brian A. Fitzgerald	4,476,456	9,000
John A. Geoghegan	4,476,456	9,000
L. Morris Glucksman	4,476,310	9,146
Charles F. Howell	4,360,472	124,984
Michael F. Intrieri	4,474,179	11,277
Robert F. O’Connell	4,360,472	124,984
Philip W. Wolford	4,476,036	9,420

There were no abstentions or broker non-votes for any of the nominees.

(ii)	The consideration of a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for Bancorp for the year ending December 31, 2007.

For	Against	Abstain
4,480,639	4,500	317
(d)	Not applicable.

Item 6.	Exhibits

	No.	Description

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

August 14, 2007