Form 10-Q
period 2007-09-30
PATRIOT NATIONAL BANCORP INC
filed 2007-11-09
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Yes  ____  No    X

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 4,746,844 shares issued and outstanding as of the close of business October 31, 2007.

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

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$ 7,019,079	$ 3,868,670
Federal funds sold	39,000,000	27,000,000
Short term investments	584,732	24,605,869
Cash and cash equivalents	46,603,811	55,474,539

Available for sale securities (at fair value)	60,695,770	67,093,135
Federal Reserve Bank stock	1,911,700	1,911,700
Federal Home Loan Bank stock	2,156,100	1,217,200
Loans receivable (net of allowance for loan losses: 2007 $5,597,620;
2006 $5,630,432)	641,426,903	506,884,155
Accrued interest receivable	4,530,248	3,542,173
Premises and equipment	6,965,507	3,690,861
Deferred tax asset, net	2,632,910	2,914,562
Goodwill and other intangible assets	1,473,719	1,487,651
Other assets	1,090,746	1,766,819
Total assets	$ 769,487,414	$ 645,982,795

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$ 57,690,185	$ 56,679,836
Interest bearing deposits	598,812,160	504,771,828
Total deposits	656,502,345	561,451,664
Federal Home Loan Bank borrowings	35,000,000	8,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	3,742,451	3,999,786
Total liabilities	703,492,796	581,699,450

Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; shares
issued and outstanding: 2007 - 4,746,844; 2006 - 4,739,494	9,493,688	9,478,988
Additional paid in capital	49,549,119	49,463,307
Retained earnings	7,173,235	6,022,012
Accumulated other comprehensive income - net unrealized
loss on available for sale securities, net of taxes	(221,424)	(680,962)
Total shareholders' equity	65,994,618	64,283,345
Total liabilities and shareholders' equity	$ 769,487,414	$ 645,982,795

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and Dividend Income
Interest and fees on loans	$12,279,795	$8,962,195	$33,886,658	$24,472,546
Interest and dividends
on investment securities	872,820	743,068	3,043,623	2,290,737
Interest on federal funds sold	145,539	151,591	926,497	286,255
Total interest and dividend income	13,298,154	9,856,854	37,856,778	27,049,538

Interest Expense
Interest on deposits	6,843,693	4,152,620	19,434,408	10,834,245
Interest on Federal Home Loan Bank borrowings	45,735	491,319	166,783	1,099,124
Interest on subordinated debt	174,941	177,013	519,292	497,680
Interest on other borrowings	2,144	648	2,144	4,798
Total interest expense	7,066,513	4,821,600	20,122,627	12,435,847

Net interest income	6,231,641	5,035,254	17,734,151	14,613,691

Provision for Loan Losses	-	116,500	-	1,040,000

Net interest income after
provision for loan losses	6,231,641	4,918,754	17,734,151	13,573,691

Noninterest Income
Mortgage brokerage referral fees	133,449	373,299	638,160	1,052,937
Loan origination & processing fees	57,131	64,862	163,375	218,712
Fees and service charges	213,416	166,749	588,797	455,159
Gain on redemption of investment securities	-	-	5,000	-
Gain on sale of other real estate owned	86,473	-	86,473	-
Other income	61,063	27,653	181,118	117,349
Total noninterest income	551,532	632,563	1,662,923	1,844,157

Noninterest Expenses
Salaries and benefits	3,005,582	2,795,341	9,181,398	7,709,120
Occupancy and equipment expense, net	1,148,430	694,925	3,108,686	2,030,499
Data processing and other outside services	458,378	293,358	1,358,612	1,100,622
Professional services	128,671	125,269	354,876	373,227
Advertising and promotional expenses	174,908	152,906	582,586	448,772
Loan administration and processing expenses	55,538	46,286	146,512	126,759
Other real estate operations	(30,687)	-	(48,243)	-
Other noninterest expenses	631,628	382,594	1,784,154	1,135,477
Total noninterest expenses	5,572,448	4,490,679	16,468,581	12,924,476

Income before income taxes	1,210,725	1,060,638	2,928,493	2,493,372

Provision for Income Taxes	470,000	390,000	1,137,000	916,000

Net income	$740,725	$670,638	$1,791,493	$1,577,372

Basic income Per Share	$0.16	$0.20	$0.38	$0.49

Diluted income Per Share	$0.16	$0.20	$0.38	$0.48

Dividends per share	$0.045	$0.045	$0.135	$0.130

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$740,725	$670,638	$1,791,493	$1,577,372

Unrealized holding gains on securities:
Unrealized holding gains arising
during the period, net of taxes	297,166	520,829	459,538	249,294

Comprehensive income	$1,037,891	$1,191,467	$2,251,031	$1,826,666

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid-In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

Nine months ended September 30, 2006

Balance at December 31, 2005	3,230,649	$6,461,298	$21,709,224	$4,308,242	$(1,104,149)	$31,374,615

Comprehensive income
Net income				1,577,372		1,577,372
Unrealized holding gain on available for
sale securities, net of taxes					249,294	249,294
Total comprehensive income						1,826,666

Dividends				(488,107)		(488,107)

Issuance of capital stock	1,508,845	3,017,690	27,598,725			30,616,415

Balance, September 30, 2006	4,739,494	$9,478,988	$49,307,949	$5,397,507	$(854,855)	$63,329,589

Nine months ended September 30, 2007
Balance at December 31, 2006	4,739,494	$9,478,988	$49,463,307	$6,022,012	$(680,962)	$64,283,345

Comprehensive income
Net income				1,791,493		1,791,493
Unrealized holding gain on available for
sale securities, net of taxes					459,538	459,538
Total comprehensive income						2,251,031

Dividends				(640,270)		(640,270)

Issuance of capital stock	7,350	14,700	85,812			100,512

Balance, September 30, 2007	4,746,844	$9,493,688	$49,549,119	$7,173,235	$(221,424)	$65,994,618

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash Flows from Operating Activities
Net income	$1,791,493	$1,577,372
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	142,909	181,110
Provision for loan losses	-	1,040,000
Gain on sale of other real estate owned	(86,473)
Gain on redemption of investment security	(5,000)	-
Amortization of core deposit intangible	13,932	-
Depreciation and amortization	867,438	461,119
Loss on disposal of bank premises and equipment	2,896	-
Payment of fees to directors in common stock	49,961	24,928
Changes in assets and liabilities:
Increase in deferred loan fees	284,154	348,296
Increase in accrued interest receivable	(988,075)	(756,829)
Increase in other assets	(158,269)	(16,015)
(Decrease) increase in accrued expenses and other liabilities	(257,665)	716,689
Net cash provided by operating activities	1,657,301	3,576,670

Cash Flows from Investing Activities
Purchase of available for sale securities	(4,985,925)	-
Principal repayments on available for sale securities	9,981,571	10,152,884
Proceeds from redemptions of available for sale securities	2,005,000	-
Purchase of Federal Reserve Bank Stock	-	(650)
Purchase of Federal Home Loan Bank Stock	(938,900)	(1,430,500)
Net increase in loans	(134,826,902)	(92,980,090)
Purchase of bank premises and equipment	(4,144,980)	(657,844)
Capital improvements to other real estate owned	(156,700)	-
Proceeds from sale of other real estate owned	1,077,515	-
Net cash used in investing activities	(131,989,321)	(84,916,200)

Cash Flows from Financing Activities
Net decrease in demand, savings and money market deposits	(691,603)	(5,181,818)
Net increase in time certificates of deposits	95,742,284	90,610,348
Proceeds from FHLB borrowings	66,971,000	93,718,000
Principal repayments of FHLB borrowings	(39,971,000)	(68,718,000)
Proceeds from issuance of common stock	50,550	30,591,487
Dividends paid on common stock	(639,939)	(404,057)
Net cash provided by financing activities	121,461,292	140,615,960

Net (decrease) increase in cash and cash equivalents	(8,870,728)	59,276,430

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash and cash equivalents
Beginning	55,474,539	15,967,605

Ending	$46,603,811	$75,244,035

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$20,088,558	$12,355,752

Income taxes	$1,151,728	$1,319,020

Supplemental disclosures of noncash investing and financing activities:

Transfer of loans to other real estate owned	$-	$834,341

Unrealized holding gain on available for sale
securities arising during the period	$741,190	$402,088

Dividends declared on common stock	$213,608	$213,277

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for the remainder of 2007.

Note 2.      Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	September 30,	December 31,
	2007	2006

U. S. Government sponsored
agency obligations	$16,829,278	$16,566,822
U. S. Government Agency and sponsored
agency mortgage-backed securities	33,828,461	43,476,313
Money market preferred
equity securities	10,038,031	7,050,000
Total Available for Sale Securities	$60,695,770	$67,093,135

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale securities at September 30, 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Government sponsored
agency obligations	$17,000,000	$-	$(170,722)	$16,829,278
U. S. Government Agency and sponsored
agency mortgage-backed securities	34,014,874	87,993	(274,406)	33,828,461
Money market preferred
equity securities	10,038,031	-	-	10,038,031
Total Available For Sale Securities	$61,052,905	$87,993	$(445,128)	$60,695,770

At September 30, 2007, gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $87,993 and $445,128, respectively.  Of the securities with unrealized losses, there are nine U. S. Government sponsored agency obligations and 21 U. S. Government Agency and sponsored agency mortgage-backed securities that have unrealized losses for a period in excess of twelve months, with a combined current unrealized loss of $425,725.  Management does not believe that any of the unrealized losses are other than temporary since they are the result of changes in the interest rate environment and they relate to debt and mortgage-backed securities issued by U.S. Government Agencies and sponsored agencies.  Bancorp has the ability to hold these securities to maturity, if necessary, and expects to receive all contractual principal and interest related to these investments.  As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent negative effect on capital.

Note 3.      Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	September 30,	December 31,
	2007	2006
Real Estate
Commercial	$217,525,839	$166,799,341
Residential	99,280,420	91,077,687
Construction	277,857,142	203,828,453
Commercial	27,516,972	23,997,640
Consumer installment	1,144,568	1,251,300
Consumer home equity	25,430,500	26,933,277
Total Loans	648,755,441	513,887,698
Premiums on purchased loans	218,890	292,543
Net deferred fees	(1,949,808)	(1,665,654)
Allowance for loan losses	(5,597,620)	(5,630,432)
Loans receivable, net	$641,426,903	$506,884,155

Analysis of Allowance for Loan Losses

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ending		Nine months ending
	September 30,		September 30,
(Thousands of dollars)	2007	2006	2007	2006

Balance at beginning of period	$5,598	$5,510	$5,630	$4,588
Charge-offs	-	-	(32)	(1)
Recoveries	-	3	-	3
Net (charge-offs) recoveries	-	3	(32)	2
Provision charged to operations	-	117	-	1,040
Balance at end of period	$5,598	$5,630	$5,598	$5,630

Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period.	0.00%	0.00%	-0.01%	0.00%

Note 4.     Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

September 30,	December 31,
	2007	2006

Noninterest bearing	$57,690,185	$56,679,836

Interest bearing
NOW	25,103,584	26,881,927
Savings	30,852,481	25,993,452
Money market	36,152,990	40,935,628
Time certificates, less than $100,000	301,359,220	248,414,014
Time certificates, $100,000 or more	205,343,885	162,546,807
Total interest bearing	598,812,160	504,771,828
Total Deposits	$656,502,345	$561,451,664

Note 5.     Borrowings

In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $74.3 million in additional advances from the Federal Home Loan Bank of Boston which includes a $2.0 million overnight line of credit.  The Bank also has arranged a $3.0 million overnight line of credit from a correspondent bank and $10.0 million under a repurchase agreement; no amounts were outstanding under these two arrangements at September 30, 2007.

Note 6.     Income per share

Bancorp is required to present basic income per share and diluted income per share in its consolidated income statements.  Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted income per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by Bancorp relate to outstanding stock options and are determined using the treasury stock method.  Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share.

The following is information about the computation of income per share for the three and nine months ended September 30, 2007 and 2006:

Three months ended September 30, 2007
	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$740,725	4,744,453	$0.16
Effect of Dilutive Securities
Stock Options outstanding	-	30,353	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$740,725	4,774,806	$0.16

Three months ended September 30, 2006
	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$670,638	3,271,472	$0.20
Effect of Dilutive Securities
Stock Options outstanding	-	25,188	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$670,638	3,296,660	$0.20

Nine months ended September 30, 2007
	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$1,791,493	4,741,182	$0.38
Effect of Dilutive Securities
Stock Options outstanding	-	34,536	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$1,791,493	4,775,718	$0.38

Nine months ended September 30, 2006
	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$1,577,372	3,244,162	$0.49
Effect of Dilutive Securities
Stock Options outstanding	-	39,294	(0.01)
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$1,577,372	3,283,456	$0.48

Note 7.     Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gain
arising during the period	$479,301	$(182,135)	$297,166	$741,190	$(281,652)	$459,538

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding gain
on available for sale securities,
net of taxes	$479,301	$(182,135)	$297,166	$741,190	$(281,652)	$459,538

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gain
arising during the period	$840,046	$(319,217)	$520,829	$402,088	$(152,794)	$249,294

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding gain on
available for sale securities,
net of taxes	$840,046	$(319,217)	$520,829	$402,088	$(152,794)	$249,294

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

Financial instruments whose contractual amounts represent credit risk are as follows at
September 30, 2007:

Commitments to extend credit:
Future loan commitments	$73,442,968
Unused lines of credit	60,157,558
Undisbursed construction loans	124,215,962
Financial standby letters of credit	1,248,049
$259,064,537

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception.  No liability related to guarantees was required to be recorded at September 30, 2007.

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

Effective January 1, 2007, Bancorp has adopted the provisions of FIN 48 and has analyzed its federal and significant state filing positions.  The periods subject to examination for Bancorp’s federal returns are the tax years 2004 through 2006.  The periods subject to examination for Bancorp’s significant state return, which is Connecticut, are the tax years 2004 through 2006.  Bancorp believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements.  As a result, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, nor was there a cumulative effect related to adopting FIN 48 recorded.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial services companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effects of  Bancorp's opening of branches, (8) the effect of any decision by Bancorp to engage in any business not historically operated by it and (9) the ability of Bancorp to timely and successfully deploy the capital raised in its 2006 offering and any future offerings.  Other such factors may be described in Bancorp's future filings with the SEC.

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

SUMMARY

Bancorp’s net income of $741,000 ($0.16 basic and diluted income per share) for the quarter ended September 30, 2007 represents an increase of $70,000, or 10%, as compared to net income of $671,000 ($0.20 basic and diluted income per share) for the quarter ended September 30, 2006.  For the nine-month period ended September 30, 2007, net income of $1,791,000 ($0.38 basic and diluted income per share) represents an increase of $214,000, or 14%, as compared to net income of $1,577,000 ($0.49 basic income per share and $0.48 diluted income per share) for the nine months ended September 30, 2006.

Total assets increased $123.5 million from $646.0 million at December 31, 2006 to $769.5 million at September 30, 2007.  Cash and cash equivalents decreased $8.9 million to $46.6 million at September 30, 2007 as compared to $55.5 million at December 31, 2006.  The available for sale securities portfolio decreased $6.4 million to $60.7 million at September 30, 2007 from $67.1 million at December 31, 2006.  The net loan portfolio increased $134.5 million from $506.9 million at December 31, 2006 to $641.4 million at September 30, 2007.  Deposits increased $95.0 million to $656.5 million at September 30, 2007 from $561.5 million at December 31, 2006; borrowings increased $27.0 million during the same period.  Total shareholders’ equity increased $1.7 million from $64.3 million at December 31, 2006 to $66.0 million at September 30, 2007.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $123.5 million, or 19%, from $646.0 million at December 31, 2006 to $769.5 million at September 30, 2007.  The growth in the balance sheet was funded by an increase in deposits which was largely attributable to promotions associated with the opening of three branches in the first quarter and one in the second quarter, as well as a $27 million increase in FHLB borrowings.  Cash and cash equivalents decreased $8.9 million to $46.6 million at September 30, 2007 as compared to $55.5 million at December 31, 2006.  Cash and due from banks and Federal funds sold increased $3.2 million and $12.0 million, respectively, while short term investments decreased $24.0 million.

Investments

Available for sale securities decreased $6.4 million, or 10%, from $67.1 million at December 31, 2006 to $60.7 million at September 30, 2007.  The purchase of money market preferred equity securities was exceeded by principal repayments on mortgage backed securities and the redemption of two money market preferred securities, resulting in an overall decrease in the portfolio.

Loans

Bancorp’s net loan portfolio increased $134.5 million, or 27%, from $506.9 million at December 31, 2006 to $641.4 million at September 30, 2007.  The significant increases include $74.0 million in construction loans and $50.7 million in commercial real estate loans.

The sustained growth in the loan portfolio reflects the continued demand for real estate based financing in the Fairfield County, Connecticut and Westchester County, New York areas where the Bank primarily conducts its lending business.  The Bank offers a competitively priced and expanded product line and plans to further increase its lending sales force as it expands its franchise which should result in sustained strong loan growth, but from a wider market area.

At September 30, 2007, the net loan to deposit ratio was 98% and the net loan to total assets ratio was 83%.  At December 31, 2006, these ratios were 90% and 78%, respectively.

Allowance for Loan Losses

Based on management’s evaluation of the allowance for loan losses, management believes that the allowance of $5.6 million at September 30, 2007 and December 31, 2006 is adequate, but not excessive, under prevailing economic conditions, to absorb losses on existing loans.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	September 30,	December 31,
(Thousands of dollars)	2007	2006

Loans delinquent over 90 days	$1,495	$1,897
still accruing
Non accruing loans	3,852	2,904
Total	$5,347	$4,801
% of Total Loans	0.83%	0.93%
% of Total Assets	0.69%	0.74%

Potential Problem Loans

The $3.9 million in nonaccrual loans at September 30, 2007 represents exposure relating to two borrowers.  The first relationship is comprised of one loan secured by real estate in the amount of $1.0 million which was placed on non-accrual status at the end of the third quarter.  A foreclosure action has been initiated; however, no specific reserve is required at this time.  Based on the value of the underlying collateral, management does not anticipate that the Bank will incur a loss on the settlement of this loan.  The second relationship is comprised of three loans totaling $2.8 million, of which $999,000 is guaranteed by the U.S. Small Business Administration; additional assets consisting of commercial and residential real estate and business assets also serve as collateral for the entire balance.  Based on Management’s analysis of these loans for impairment, a specific reserve in the amount of $250,000 has been established for these loans.  The Bank has commenced foreclosure proceedings; however, the Bank and Borrower are working on a possible debt restructure.

Loans delinquent over 90 days and still accruing were comprised of five loans totaling $1.5 million.  Two of these loans which total $1.45 million are past maturity; one in the amount of $950,000 was subsequently paid in full.  The Bank has approved an extension for the second loan in the amount of $500,000.

At September 30, 2007, Bancorp had no loans, other than those disclosed in the above, for which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits increased $95.0 million or 17% from $561.5 million at December 31, 2006 to $656.5 million at September 30, 2007.  During the nine months ended September 30, 2007 the Bank opened four new branches which contributed significantly to the growth in deposits.  The Bank continues to execute its strategic plan and intends to open additional branches in Fairfield and Westchester Counties as quality locations become available.  Management anticipates deposit growth will fluctuate based on future branching activities. Non-interest bearing deposits increased $1.0 million, or 2%, since December 31, 2006 due to favorable fluctuations in commercial demand and cashier checks, partially offset by unfavorable fluctuations in personal demand accounts.  Interest bearing deposits increased $94.0 million, or 19%, from $504.8 million at December 31, 2006 to $598.8 million at September 30, 2007.  Certificates of deposit increased $95.7 million or 23% primarily due to attractive rates offered by the Bank in conjunction with the grand openings of the four new branches as well as to participation in the CDARS program.  Savings accounts increased $4.9 million or 19% due primarily to increases in a competitively priced commercial statement saving product.  NOW accounts and money market fund accounts decreased $1.8 million and $4.8 million, respectively, some of which were transferred to higher rate certificates of deposit.

Borrowings

At September 30, 2007, total borrowings were $43.2 million.  This reflects an increase of $27.0 million since December 31, 2006; Federal Home Loan Bank advances maturing earlier in the year were repaid; however, during the third quarter the Bank took advantage of additional Federal Home Loan Bank borrowings as an attractive lower rate alternative funding source.

Capital

Capital increased $1.7 million as income for the nine months ended September 30, 2007 combined with an improvement in the market value of available for sale securities was partially offset by the declaration of quarterly dividends.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased by $62.8 million from $196.3 million on December 31, 2006 to $259.1 million on September 30, 2007 due to increases in approved loan commitments, lines of credit, and undisbursed construction loans.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended September 30,
		2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$ 619,672	$ 12,280	7.93%	$ 454,672	$ 8,962	7.88%
Federal funds sold and
other cash equivalents	26,414	342	5.18%	12,516	166	5.31%
Investments	64,718	676	4.18%	74,646	729	3.91%
Total interest
earning assets	710,804	13,298	7.48%	541,834	9,857	7.28%

Cash and due from banks	3,889			4,902
Premises and equipment, net	6,515			2,371
Allowance for loan losses	(5,598)			(5,513)
Other assets	10,283			7,020
Total Assets	$ 725,893			$ 550,614

Interest bearing liabilities:
Deposits	$ 586,834	$ 6,843	4.66%	$ 420,813	$ 4,153	3.95%
FHLB advances	3,706	46	4.96%	36,837	491	5.33%
Subordinated debt	8,248	175	8.49%	8,248	177	8.58%
Other borrowings	163	2	4.91%	46	1	8.70%
Total interest
bearing liabilities	598,951	7,066	4.72%	465,944	4,822	4.14%

Demand deposits	55,060			47,063
Accrued expenses and
other liabilities	5,949			4,207
Shareholders' equity	65,933			33,400
Total liabilities and equity	$ 725,893			$ 550,614

Net interest income		$ 6,232			$ 5,035
Interest margin			3.51%			3.72%
Interest spread			2.76%			3.14%

	Nine months ended September 30,
		2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$ 574,823	$ 33,887	7.86%	$ 428,211	$ 24,473	7.62%
Federal funds sold and
other cash equivalents	48,603	1,890	5.18%	8,348	309	4.94%
Investments	67,391	2,080	4.12%	77,382	2,268	3.91%
Total interest
earning assets	690,817	37,857	7.31%	513,941	27,050	7.02%

Cash and due from banks	4,206			5,729
Premises and equipment, net	5,877			2,348
Allowance for loan losses	(5,618)			(5,220)
Other assets	9,922			6,695
Total Assets	$ 705,204			$ 523,493

Interest bearing liabilities:
Deposits	$ 568,845	$ 19,435	4.56%	$ 401,707	$ 10,834	3.60%
FHLB advances	4,509	167	4.94%	29,045	1,100	5.05%
Subordinated debt	8,248	519	8.39%	8,248	497	8.03%
Other borrowings	55	2	4.85%	129	5	5.17%
Total interest
bearing liabilities	581,657	20,123	4.61%	439,129	12,436	3.78%

Demand deposits	52,751			47,727
Accrued expenses and
other liabilities	5,403			4,176
Shareholders' equity	65,393			32,461
Total liabilities and equity	$ 705,204			$ 523,493

Net interest income		$ 17,734			$ 14,614
Interest margin			3.42%			3.79%
Interest spread			2.70%			3.24%

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

	Three months ended September 30,			Nine months ended September 30,
	2007 vs 2006			2007 vs 2006
	Fluctuations in Interest			Fluctuations in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$ 3,261	$ 57	$ 3,318	$ 8,621	$ 793	$ 9,414
Federal funds sold and
other cash equivalents	204	(28)	176	1,565	16	1,581
Investments	(301)	248	(53)	(363)	175	(188)
Total interest
earning assets	3,164	277	3,441	9,823	984	10,807

Interest bearing liabilities:
Deposits	$ 1,848	$ 842	$ 2,690	$ 5,242	$ 3,359	$ 8,601
FHLB advances	(413)	(32)	(445)	(910)	(23)	(933)
Subordinated debt	-	(2)	(2)	-	22	22
Other borrowings	4	(3)	1	(3)	-	(3)
Total interest
bearing liabilities	1,439	805	2,244	4,329	3,358	7,687

Net interest income	$ 1,725	$ (528)	$ 1,197	$ 5,494	$ (2,374)	$ 3,120

An increase in average interest earning assets of $169.0 million, or 31%, combined with an increase in interest rates in the investment portfolio resulted in an increase in Bancorp’s interest income of $3.4 million or 35% for the quarter ended September 30, 2007 as compared to the same period in 2006.  Interest and fees on loans increased $3.3 million, or 37%, from $9.0 million for the quarter ended September 30, 2006 to $12.3 million for the quarter ended September 30, 2007.  This increase was primarily the result of the increase in the average outstanding balances of the loan portfolio followed by the impact of an increase in loan fee income.  Interest income on investments decreased slightly due to a decrease in the size of the portfolio partially offset by increases in the rates of some investments.  Interest income on federal funds sold and other cash equivalents increased as a result of an increase in average balances followed by a decrease in short term interest rates. For the nine months ended September 30, 2007, interest and dividend income was $37.9 million which represents an increase of $10.8 million, or 40%, as compared to interest and dividend income of $27.1 million for the same period last year.  This increase was due primarily to an increase in average balances followed by an increase in the yield on earning assets.

Total interest expense for the quarter ended September 30, 2007 of $7.1 million represents an increase of $2.2 million, or 47%, as compared to the same period last year.  This increase in interest expense is the result of higher average balances of interest bearing liabilities of $133.0 million or 29% combined with higher interest rates paid on deposits.  Average balances of deposit accounts increased $166.0 million, or 39%; this increase combined with an increase in rates paid on deposits resulted in an increase in interest expense on deposits of $2.7 million, or 65%.  Average FHLB advances decreased significantly, resulting in a corresponding decrease in FHLB interest expense; and the decrease in the index to which the junior subordinated debt is tied resulted in a slight decrease in interest expense.  For the nine months ended September 30, 2007, total interest expense increased $7.7 million, or 62%, to $20.1 million from $12.4 million for the nine months ended September 30, 2007.  This increase in interest expense was due to the reasons cited earlier.

As a result of the above, Bancorp’s net interest income increased $1.2 million, or 24%, to $6.2 million for the three months ended September 30, 2007 as compared to $5.0 million for the same period last year; the net interest margin for the three months ended September 30, 2007 was 3.51% as compared to 3.72% for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, net interest income increased to $3.1 million, or 21%, to $17.7 million as compared to $14.6 million for the nine months ended September 30, 2006; the net interest margin for the nine months ended September 30, 2007 was 3.42% as compared to 3.79% for the nine months ended September 30, 2006.  The decrease in the net interest margin for the three and nine months ended September 30, 2007 is the result of paying increasingly competitive rates on certificates of deposit; management expects an improvement in the net interest margin as maturing premium rate certificates of deposit renew at lower rates.

Provision for loan losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, no provision for loan losses was charged to operations for the three and nine months ended September 30, 2007, as compared to $117,000 and $1,040,000, respectively, for the same periods last year.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income decreased $81,000, or 13%, from $633,000 for the quarter ended September 30, 2006 to $552,000 for the quarter ended September 30, 2007.  Included in the results for the quarter ended September 30, 2007 is a gain of $86,000 on the sale of a property which the Bank acquired through foreclosure at the end of the third quarter of 2006.  A decrease in the volume of loans placed with outside investors resulted in a decrease in mortgage brokerage and referral fee income of $240,000 and a decrease in loan origination and processing fee income of $8,000.  Fees and service charges for the three months ended September 30, 2007 increased $47,000, or 28%, as compared to the same period last year. This increase was primarily due to an increase in service charges assessed on deposit accounts resulting from increases in insufficient and uncollected funds transaction volumes.  Other income increased $33,000, or 121% as compared to the same period last year primarily as a result of significant increases in the volume of debit card transaction fees and ATM surcharges.

For the nine months ended September 30, 2007, non-interest income decreased $181,000, or 10%, to $1.7 million as compared to $1.8 million for the nine months ended September 30, 2006.  This variance was due to similar reasons cited above.

Non-interest expenses

Non-interest expenses increased $1.1 million, or 24%, to $5.6 million for the quarter ended September 30, 2007 from $4.5 million for the quarter ended September 30, 2006.  Salaries and benefits expense increased $210,000, or 8%, to $3.0 million for the three months ended September 30, 2007 from $2.8 million for the same period last year.  This increase was due to staffing additions for two branches that were opened in the last quarter of 2006, four branches opened in the first half of 2007, additional loan officers and credit administration support personnel and the establishment of a formal marketing department. These increases were partially offset by decreases in bonuses and sales and incentive compensation.  Occupancy and equipment expense, net, increased $454,000, or 65% to $1.1 million for the quarter ended September 30, 2007 from $695,000 for the same period in 2006 due to the leasing of additional space for the new branches mentioned above as well as depreciation expenses associated with outfitting the related branches. Data processing and other outside services increased $165,000, or 56%, from $293,000 for the quarter ended September 30, 2006, to $458,000 for the quarter ended September 30, 2007. This increase was primarily due to increases in data processing services, personnel placement fees and consulting expenses.  Other noninterest expenses increased $249,000 or 65% from $383,000 for the three months ended September 30, 2006 to $632,000 for the three months ended September 30, 2007; included in this variance is an increase in FDIC deposit insurance assessments of $110,000.

For the nine months ended September 30, 2007, non-interest expenses increased $3.6 million, or 28%, to $16.5 million from $12.9 million for the same period in 2006.  Salaries and benefits increased $1.5 million to $9.2 million; occupancy and equipment expense, net increased $1.1 million to $3.1 million; data processing and other outside services increased $258,000 to $1.4 million; and advertising and promotional expenses increased $134,000 to $583,000.  Other noninterest expenses increased $649,000 or 57% from $1.1 million for the nine months ended September 30, 2006 to $1.8 million for the nine months ended September 30, 2007.  The reasons for these increases are the same as those cited above in the discussion comparing the quarter ended September 2007 to the quarter ended September 30, 2006.

Income Taxes

Bancorp recorded income tax expense of $470,000 for the quarter ended September 30, 2007 as compared to $390,000 for the quarter ended September 30, 2006.  For the nine months ended September 30, 2007 and September 30, 2006, income tax expenses were $1.1 million and $916,000, respectively. These changes were related primarily to the change in pre-tax income and the exclusion, for state tax purposes, of certain holding company expenses.  The effective tax rate for both the quarter and nine months ended September 30, 2007 was 39%; the effective tax rate for both the quarter and nine months ended September 30, 2006 was 37%.

LIQUIDITY

Bancorp's liquidity ratio was 14% and 23% at September 30, 2007 and September 30, 2006, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets:  cash and due from banks, federal funds sold, short term investments and available for sale securities.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio.  Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at September 30, 2007 and December 31, 2006 respectively:

	September 30, 2007	December 31, 2006
Total Risk-based Capital	12.72%	15.34%
Tier 1 Risk-based Capital	11.81%	14.22%
Leverage Capital	10.04%	11.63%

The following table illustrates the Bank’s regulatory capital ratios at September 30, 2007 and December 31, 2006 respectively:

	September 30, 2007	December 31, 2006
Total Risk-based Capital	12.54%	15.02%
Tier 1 Risk-based Capital	11.63%	13.90%
Leverage Capital	9.88%	11.37%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.  Based on the above ratios, the Bank is considered to be “well capitalized” at September 30, 2007 under applicable regulations.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation.  The calculations use projected repricings of assets and liabilities at September 30, 2007 and December 31, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	September 30,	December 31,
	Points	Risk Guidelines	2007	2006

Gap percentage total		+/- 15%	-6.04%	1.53%
Net interest income	200	+/- 15%	3.43%	11.22%
	-200	+/- 15%	-3.98%	-12.04%
Net portfolio value	200	+/- 25%	-9.29%	-3.25%
	-200	+/- 25%	5.89%	1.19%

Bancorp’s net interest income benefited from the growth in the balance sheet during 2007; the increase in net interest income was partially offset by a compressed interest margin due to more competitive pricing on loans and higher rates on deposit accounts.  All of these factors contributed to higher levels of net interest income and net portfolio value in the base case scenario at September 30, 2007 as compared to December 31, 2006 using Bancorp’s interest income simulation model.  Bancorp’s interest rate risk position was within all of its interest rate risk guidelines at September 30, 2007.  The interest rate risk position is monitored on an ongoing basis and management reviews strategies designed to maintain all categories within guidelines.

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

Net Interest Income and Economic Value
Summary Performance

September 30, 2007
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	25,907	861	3.44%	72,716	(7,448)	-9.29%
+ 100	25,486	440	1.76%	76,397	(3,767)	-4.70%
BASE	25,046			80,164
- 100	24,640	(406)	-1.62%	83,366	3,202	3.99%
- 200	24,051	(995)	-3.97%	84,886	4,722	5.89%

December 31, 2006
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	23,940	2,415	11.22%	68,230	(2,290)	-3.25%
+ 100	22,750	1,225	5.69%	69,491	(1,029)	-1.46%
BASE	21,525			70,520
- 100	20,307	(1,218)	-5.66%	71,533	1,013	1.44%
- 200	18,934	(2,591)	-12.04%	71,359	839	1.19%

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1A.     Risk Factors

During the three and nine months ended September 30, 2007, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

November 09, 2007