Form 10-K
period 2007-12-31
PATRIOT NATIONAL BANCORP INC
filed 2008-03-17
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant in a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes☐ No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.    Yes☐ No☑

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Large accelerated filer                   ☐           Accelerated filer                   ☑           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).
Yes           ☐           No           ☑

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 29, 2007 based on the last sale price as reported on the NASDAQ Global Market: $ 81,190,625.

Number of shares of the registrant’s Common Stock, par value $2.00 per share, outstanding as of February 28, 2008:  4,751,844.

Documents Incorporated by Reference

Proxy Statement for 2008 Annual Meeting of Shareholders.  (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

Incorporated into Part III of this Form 10-K.

Patriot National Bancorp, Inc.
2007 Form 10-K Annual Report

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” may be forward looking and subject to a variety of risks and uncertainties.  These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of  Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to  Bancorp and the Bank and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effect of Bancorp’s opening of branches, (8) the effect of any decision by Bancorp to engage in any business not historically operated by it (9) the ability of Bancorp to raise additional capital in the future and successfully deploy the funds raised, and (10) the state of the economy and real estate values in Bancorp’s market areas, and the consequent affect on the quality of Bancorp’s loans.  Other such factors may be described in Bancorp’s other filings with the SEC.

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

The Bank was granted preliminary approval by the Comptroller of the Currency (the “OCC”) on March 5, 1993.  It received its charter and commenced operations as a national bank on August 31, 1994.  Since then, the Bank has opened fourteen branch offices in Connecticut.  The Bank also expanded into New York State through the purchase of a small branch office in New York City and the opening of branch offices in Bedford and Scarsdale, both located in Westchester County, New York.  The Bank has received regulatory approval to open two additional branch offices.

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

On November 17, 2006 the Bank acquired a small branch office and related deposits at 45 West End Avenue, New York, New York, from Millennium bcpbank, a national bank headquartered in Newark, New Jersey. The Bank assumed the existing lease and operates from the branch at 45 West End Avenue. The acquisition is in furtherance of Bancorp’s growth strategy and has permitted the Bank to establish two additional branches in New York State.

As of the date hereof, the only business of Bancorp is its ownership of all of the issued and outstanding capital stock of the Bank and the Trust.  Except as specifically noted otherwise herein, the balance of the description of Bancorp’s business is a description of the Bank’s business.

Commercial Banking

The Bank conducts business at its main office located at 900 Bedford Street, Stamford, Connecticut and at other Connecticut branch offices located at:  838 High Ridge Road, Stamford, 100 Mason Street, Greenwich, 184 Sound Beach Avenue, Old Greenwich, 16 River Street and 365 Westport Avenue in Norwalk, One Danbury Road and 5 River Road in Wilton, 800 Post Road in Darien, 3695 Post Road in Southport, 771 Boston Post Road in Milford, 1127 Post Road and 1755 Black Rock Turnpike in Fairfield, 945 White Plains Road in Trumbull and 370 Post Road East in Westport, and New York State branch offices located at:  45 West End Avenue in New York City, 432 Old Post Road in Bedford and 495 Central Park Avenue in Scarsdale.  The Bank also operates loan origination offices at 1177 Summer Street, Stamford, Connecticut and 200 Broad Hollow Road, Melville, New York.

The Bank offers a broad range of consumer and commercial banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses and professionals.  The Bank offers consumer and commercial deposit accounts that include: checking accounts, interest-bearing “NOW” accounts, insured money market accounts, time certificates of deposit, savings accounts, IRA’s (Individual Retirement Accounts) and health savings accounts (HSA’s).  Other services include money orders, traveler’s checks, ATM’s (automated teller machines), internet banking, bill paying, remote deposit capture and debit cards.  In addition, the Bank may in the future offer other financial services.

The Bank offers commercial real estate and construction loans to area businesses and developers. Real estate loans made to individuals include home mortgages, home improvement loans, bridge loans and home equity loans and lines of credit.  Other personal loans include lines of credit, installment loans, overdraft protection and credit cards. Commercial loans offered to small and medium-sized businesses include secured and unsecured loans to service companies, real estate developers, manufacturers, restaurants, wholesalers, retailers and professionals doing business in the region.  In addition to offering residential real estate mortgage loans for its own portfolio, the Bank also solicits and processes mortgage loan applications from consumers on behalf of permanent investors and originates loans for sale.

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

Residents and businesses in Stamford, Greenwich, Norwalk, Wilton, Darien, Southport, Fairfield, Trumbull, Westport and Milford, Connecticut provide the majority of the Bank’s deposits. The Bank has expanded its footprint by establishing branch offices in the Westchester County, New York towns of Bedford and Scarsdale.  The Bank has focused its attention on serving the segments of its market area historically served by community banks. The Bank competes in its market by providing a high level of personalized and responsive banking service for which the Bank believes there is a need.

The Bank’s loan customers extend beyond the towns and cities in which the Bank has branch offices that include nearby towns in Fairfield and New Haven Counties in Connecticut, and  Westchester County, New York City and Long Island, New York, although the Bank’s loan business is not necessarily limited to these areas.  While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in the Fairfield County area, the Bank believes that the service, professional and related businesses which have been attracted to this area, as well as the individuals that reside in this area, represent current and potential customers of the Bank.

In the normal course of business and subject to applicable government regulations, the Bank invests a portion of its assets in investment securities, which may include certain debt and equity securities, including government securities.  An objective of the Bank’s investment policy is to seek to optimize its return on assets while limiting its exposure to interest rate movements and credit risk as well as maintaining adequate levels of liquidity.  The Bank’s investment portfolio is comprised primarily of government sponsored agency and government agency issues.

The Bank’s employees perform most routine day-to-day banking transactions at the Bank.  However, the Bank has entered into a number of arrangements with third parties for banking services such as correspondent banking, check clearing, data processing services, credit card processing and armored car carrier service.

The cities of Stamford and Norwalk and the towns of Greenwich, Wilton, Darien, Southport, Milford, Fairfield, Trumbull and Westport are presently served by over 250 branches of commercial and savings banks along with 22 in the New York towns of Bedford and Scarsdale.  Most of these branches are offices of banks which have headquarters outside of the states or areas or are subsidiaries of bank or financial holding companies whose headquarters are outside of the areas served by the Bank.  In addition to banks with branches in the same areas as the Bank, there are numerous banks and financial institutions serving the communities surrounding these areas, which also draw customers from Stamford, Greenwich, Norwalk, Wilton, Darien, Southport, Milford, Fairfield, Trumbull and Westport posing significant competition to the Bank for deposits and loans.  Many of those banks and financial institutions are well established and well capitalized.

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

Supervision and Regulation

As a bank holding company, Bancorp’s operations are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”).  The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the OCC’s capital guidelines applicable to the Bank.  The Bank Holding Company Act of 1956, as amended (the “BHC Act”), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage.  In general, bank holding companies and their subsidiaries are only permitted to engage in, or acquire direct control of, any company engaged in banking or in a business so closely related to banking as to be a proper incident thereto.  Federal legislation enacted in 1999 authorizes certain entities to register as financial holding companies.  Registered financial holding companies are permitted to engage in businesses, including securities and investment banking businesses, which are prohibited to bank holding companies.  The creation of financial holding companies to date has had no significant impact on Bancorp.

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

The OCC regulates the number and locations of the branch offices of a national bank. The OCC may only permit a national bank to maintain branches in locations and under the conditions imposed by state law upon state banks.  At this time, applicable Connecticut banking laws do not impose any material restrictions on the establishment of branches by Connecticut banks throughout Connecticut.  New York State law is similar; however, the Bank cannot establish a branch in a town with a population of less than 50,000 that is the town of another bank’s headquarters.

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

In addition to other laws and regulations, Bancorp and the Bank are subject to the Community Reinvestment Act (“CRA”), which requires the Federal bank regulatory agencies, when considering certain applications involving Bancorp or the Bank, to consider Bancorp’s and the Bank’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and over unwarranted geographic differences in lending patterns.  Existing banks have sought to comply with CRA in various ways; some banks have made use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements and small business loans.  This may include participation in various government insured lending programs, such as Federal

Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value ratio conventional mortgage loans with private mortgage insurance.  To date, the market area from which the Bank draws much of its business is in the towns and cities in which the Bank has branch offices, which are characterized by a very diverse ethnic, economic and racial cross-section of the population.  As the Bank expands further, the market areas served by the Bank will continue to evolve. Bancorp and the Bank have not and will not adopt any policies or practices, which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the communities served by the Bank.

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

Employees

As of December 31, 2007, Bancorp had 150 full-time employees and seven part-time employees.  None of the employees of Bancorp is covered by a collective bargaining agreement.

Item 1A.                      Risk Factors

Management has emphasized growth over earnings in recent years.

Management has actively sought growth of the institution in recent years by opening additional branches, one through acquisition, initiating internal growth programs, and completing one acquisition of a mortgage company.  Bancorp may not be able to sustain its historical rate of growth or may not even be able to continue to grow at all.  Various factors, such as economic conditions and competition, or the unavailability of suitable sites, may impede or prohibit the Bank from opening new branches.  In addition, Bancorp may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for acquisition.  Sustaining Bancorp’s growth has placed significant demands on management as well as on administrative, operational and financial resources.  For Bancorp to continue to grow, it must attract and retain qualified management and experienced bankers, find suitable markets for expansion, find suitable, affordable branch locations, attract funding to support additional growth, maintain high asset quality levels, maintain adequate regulatory capital and maintain adequate controls.

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

Bancorp has expanded into a new geographic market in which current senior management has limited experience.

Bancorp has expanded into Westchester County and intends to further expand in Westchester and, possibly, the surrounding counties in New York State.  In November 2006, Bancorp acquired a small branch office in New York City, New York from another financial institution.  During 2007, Bancorp established two branch offices in Westchester County, one in Bedford and the second in Scarsdale.  Bancorp does not plan further branch expansion in New York City at this time.

The vast majority of Bancorp’s deposits and loans are derived from and made to customers who live and work in Fairfield County, Connecticut.  Although management believes that the demographics for Westchester County, New York closely resemble those of Fairfield County Connecticut, the Bank has not currently conducted significant deposit generating activity in New York State.  The senior management team includes several individuals with substantial banking experience in Connecticut, but with less experience in New York.  Bancorp’s ability to compete effectively in New York State will depend in part on management’s ability to hire and retain key employees who have extensive banking experience in Westchester County.

Bancorp had no previous experience opening bank branch offices in Westchester County, New York.

Historically, Bancorp’s investment in capital equipment to establish a new branch office has ranged between $500,000 and $800,000; however, total branch operating costs also include a variety of variable costs, including the prevailing rental rates in the local branch office area, the size of the branch, the availability of facilities that are ready to be operated as bank branches, and the number of employees.  Bancorp may not be able to accurately estimate the variable costs associated with opening branch offices in this area.  If management underestimates these variable costs, then the branches Bancorp establishes in these areas may prove to be more costly than anticipated and, as a further consequence, Bancorp’s branch expansion program may be delayed or reduced in scope, or both, which may have an adverse effect on Bancorp’s business and results of operations.

Because Bancorp intends to increase its commercial real estate, construction and commercial business loan portfolios, its lending risk will increase, and downturns in the real estate market could adversely affect its earnings.

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

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and non-performance.  The allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect Bancorp’s operating results.  The allowance for loan losses is based on an evaluation of the risks associated with the Bank’s loans receivable as well as the Bank’s prior loss experience.  A substantial portion of the Bank’s loans are unseasoned and lack an established record of performance.  To date, losses have been negligible.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control and these losses may exceed current estimates.  The current recessionary economic environment creates additional risk of loan losses.  Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and assess the adequacy of the allowance for loan losses.  While management believes that the allowance for loan losses is adequate to cover current losses, management cannot assure shareholders that there will not be a need to increase the allowance for loan losses or that the regulators will not require management to increase this allowance.  Either of these occurrences could materially and adversely affect Bancorp’s earnings and profitability.

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

Competition in the banking and financial services industry is intense.  The Fairfield County, Connecticut and the New York City metropolitan areas have a high concentration of financial institutions including large money center and regional banks, community banks and credit unions.  Some of Bancorp’s competitors offer products and services that the Bank currently does not offer, such as private banking and trust services.  The Bank’s recent purchase of a small branch in New York City, New York and expansion into Westchester County, New York, exposes the Bank to more competition in markets where it is not well known.  Many of these competitors have substantially greater resources and lending limits than Bancorp and may offer certain services that Bancorp does not or cannot provide.  Price competition for loans and deposits might result in the Bank earning less on its loans and paying more for deposits, which reduces net interest income.  Bancorp expects competition to increase in the future as a result of legislative, regulatory and technological changes.  Bancorp’s profitability depends upon its continued ability to successfully compete in its market area.

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

Laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and NASDAQ rules, have added to the responsibilities that companies, such as Bancorp, have. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could make compliance more difficult and result in higher costs. Bancorp is committed to maintaining high standards of corporate governance and public disclosure. As a result, Bancorp’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, during the fiscal year ended December 31, 2007, Bancorp was required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding its required assessment of its internal controls over financial reporting and its external auditors’ audit of that assessment.  In order to comply with this, Bancorp committed significant financial and managerial resources to this effort in 2006 and 2007.  Bancorp’s reputation may be harmed if it does not continue to comply with these laws, regulations and standards.

Item 1B.                  Unresolved Staff Comments

Bancorp has no unresolved comments from the SEC staff.

Item 2.                      Properties

Patriot National Bancorp Inc.’s corporate headquarters and main branch banking office is located at 900 Bedford Street in Stamford, Connecticut.  The building is leased by the Bank as are its seventeen other branch banking offices, two loan origination offices and additional administrative and operational office space.  The Bank also leases space at its main office for additional parking.  Lease commencement dates for office locations range from April 2003 to January 2007 and lease expiration dates fall between December 31, 2008 and January 2022.  Subsequent to December 31, 2007 the Bank entered into two leases for new branch locations scheduled to open in 2008.  Most of the leases contain rent escalation provisions as well as renewal options for one or more periods.

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

During the fourth quarter of 2007, no matter was submitted to a vote of shareholders.

PART II

Item 5.	Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Bancorp Common Stock is traded on the NASDAQ Global Market under the Symbol “PNBK.”  On December 31, 2007, the last sale price for Bancorp Common Stock on the NASDAQ Global Market was $15.97.

The following table sets forth the high and low sales price and dividends per share of Bancorp Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Small Cap Market and the NASDAQ Global Market.  Bancorp’s common stock has traded on the NASDAQ Global Market since August 29, 2006; previously, it was traded on the NASDAQ Small Cap Market.

	2007			2006
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$ 26.52	$ 20.75	$ 0.045	$ 26.05	$ 20.00	$ 0.040
June 30	23.50	20.50	0.045	30.24	23.75	0.045
September 30	22.73	18.97	0.045	30.50	23.00	0.045
December 31	20.93	15.25	0.045	27.25	23.50	0.045

Holders

There were approximately 629 shareholders of record of Bancorp Common Stock as of December 31, 2007.  This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

Dividends

2001 marked the first year in which Bancorp paid a dividend on Bancorp Common Stock; since then, the Company has consistently paid dividends.

Bancorp’s ability to pay future dividends on its Common Stock depends on the Bank’s ability to pay dividends to Bancorp. In accordance with OCC rules and regulations, the Bank may continue to pay dividends only if the total amount of all dividends that will be paid, including the proposed dividend in any calendar year does not exceed the total of the Bank’s retained net income of that year to date, combined with the retained net income of the preceding two years, unless the proposed dividend is approved by the OCC. In addition, the OCC and/or the FDIC may impose further restrictions on dividends.  Future dividends depend on many factors, including management’s estimates of future earnings and Bancorp’s need for capital.  At December 31, 2007, Patriot National Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $5.7 million to Bancorp without obtaining the prior approval of the OCC.

Recent Sales of Unregistered Securities

During the fourth quarter of 2007, Bancorp did not have any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2007 there were no such purchases of Bancorp Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information as of December 31, 2007 for equity compensation plans maintained by Bancorp.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	60,000	$10.13	-

Equity compensation plans not approved by security holders	-	-	-

Total	60,000	$10.13	-

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

Comparison of Five Year Cumulative Total Return Among
Patriot National Bancorp, Inc., S&P 500 Index and NASDAQ Bank Index

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Patriot National Bancorp, Inc.	100.00	133.00	196.00	221.00	281.00	170.00
S & P 500	100.00	126.00	138.00	142.00	161.00	167.00
NASDAQ Bank Index	100.00	130.00	144.00	138.00	153.00	119.00

Item 6.                      Selected Financial Data

	At or for the year ended December 31,
	2007	2006	2005	2004	2003
Operating Data:

Interest and dividend income	$51,862,157	$38,009,526	$25,148,701	$18,678,251	$15,214,702
Interest expense	27,767,310	18,069,648	10,269,625	7,008,508	5,588,255
Net interest income	24,094,847	19,939,878	14,879,076	11,669,743	9,626,447
Provision for loan losses	75,000	1,040,000	1,110,000	556,000	563,000
Noninterest income	2,233,915	2,359,149	3,229,037	2,702,204	4,813,740
Noninterest expense	22,038,836	17,576,872	14,634,487	12,256,550	11,659,467
Provision for income taxes	1,537,000	1,267,000	957,000	633,000	877,000
Net income	2,677,926	2,415,155	1,406,626	926,397	1,340,720

Per Share Data:

Basic income per share	0.56	0.67	0.52	0.38	0.56
Diluted income per share	0.56	0.66	0.51	0.37	0.55
Dividends per share	0.180	0.175	0.155	0.135	0.115

Balance Sheet Data

Cash and due from banks	2,760,246	3,868,670	7,220,577	6,670,409	4,023,732
Federal funds sold	11,000,000	27,000,000	6,500,000	37,500,000	15,000,000
Short term investments	251,668	24,605,869	2,247,028	11,460,057	10,430,939
Investment securities	71,857,840	70,222,035	80,991,068	78,258,775	92,330,533
Loans, net	685,885,990	506,884,155	364,243,777	263,874,820	214,420,528
Total assets	807,530,254	645,982,795	470,641,162	405,046,955	342,469,049
Total deposits	672,399,409	561,451,664	419,075,288	367,005,325	289,992,182
Total borrowings	62,748,000	16,248,000	17,248,000	16,248,000	31,301,385
Total shareholders' equity	66,835,367	64,283,345	31,374,615	19,756,434	18,779,913

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

During 2007 Bancorp’s subsidiary, Patriot National Bank established six additional branch banking offices, increasing its branch banking network by 50% to 18 offices.

Bancorp reported record earnings of $2,678,000 ($0.56 basic income per share and $0.56 diluted income per share) for 2007 compared to $2,415,000 ($0.67 basic income per share and $0.66 diluted income per share) for 2006.  Total assets ended the year at a record high of $807.5 million, an increase of $161.5 million from December 31, 2006.

Net interest income for the year ended December 31, 2007 increased $4.2 million or 21% to $24.1 million as compared to $19.9 million for the year ended December 31, 2006.

Total assets increased by 25% during the year as total loans increased $179.0 million from $506.9 million at December 31, 2006 to $685.9 million at December 31, 2007. The available for sale securities portfolio remained relatively unchanged and was $67.3 million at December 31, 2007 as compared to $67.1 million at December 31, 2006.  Loan growth was funded through deposit growth and FHLB advances.  Deposits increased $110.9 million to $672.4 million at December 31, 2007.  FHLB advances increased $39.5 million from $8.0 million at December 31, 2006 to $47.5 million at December 31, 2007.  Additional funds were obtained through securities sold under repurchase agreements which were $7.0 million at December 31, 2007; there were no securities sold under repurchase agreements at December 31, 2006.  Shareholders’ equity increased $2.6 million; this increase is the result of the increase in retained earnings from net income net of dividends declared, the exercise of certain stock options and the decrease in accumulated other comprehensive loss due to a decrease in unrealized losses on the available for sale securities portfolio.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $161.5 million or 25% from $646.0 million at December 31, 2006 to $807.5 million at December 31, 2007.  The growth in total assets was funded primarily by deposit growth of $110.9 million and $46.5 million in additional borrowed funds.  Federal funds sold and short term investments decreased $16.0 million and $24.4 million, respectively; these decreases represent a redeployment of assets necessary to fund loan growth.

Investments

The following table is a summary of Bancorp’s investment portfolio at fair value at December 31 for the years shown.

	2007	2006	2005
U. S. Government sponsored
agency obligations	$16,924,648	$16,566,822	$16,476,684
U. S. Government Agency and sponsored
agency mortgage-backed securities	41,325,870	43,476,313	56,195,384
Marketable equity securities	9,039,522	7,050,000	6,000,000
Federal Reserve Bank stock	1,911,700	1,911,700	1,022,300
Federal Home Loan Bank stock	2,656,100	1,217,200	1,296,700
Total Investments	$71,857,840	$70,222,035	$80,991,068

Total investments remained relatively stable; principal payments on mortgage-backed securities net of purchases were partially offset by an increase in marketable equity securities.

The following table presents the maturity distribution of available for sale investment securities at December 31, 2007 and the weighted average yield of the amortized cost of such securities.  The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security.

		Over one	Over five				Weighted
	One year	through	through	Over ten			Average
	or less	five years	ten years	years	No maturity	Total	Yield

U. S. Government Sponsored
agency obligations	$12,000,000	$5,000,000	$-	$-	$-	$17,000,000	3.59%
U. S. Government Agency and
sponsored agency
mortgage-backed securities	-	-	-	-	41,336,808	41,336,808	4.94%
Money market preferred
equity securities	-	-	-	-	9,039,522	9,039,522	6.27%
Total	$12,000,000	$5,000,000	$-	$-	$50,376,330	$67,376,330	4.77%
Weighted average yield	3.37%	4.12%	-	-	5.18%	4.77%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2007:

	Amortized Cost	Fair Value

Available for sale securities:
U. S. Government Sponsored Agency Obligations	$17,000,000	$16,924,648
U. S. Government Agency and sponsored
agency mortgage-backed securities	41,366,808	41,325,870

Loans

The following table is a summary of Bancorp’s loan portfolio at December 31 for the years shown.

	2007	2006	2005	2004	2003

Real Estate
Commercial	$ 233,121,685	$ 166,799,341	$ 129,178,889	$ 106,771,441	$ 96,339,220
Residential	110,154,838	91,077,687	77,391,833	36,965,661	21,772,759
Construction	254,296,326	173,840,322	107,232,587	74,598,919	57,122,445
Construction to permanent	37,701,509	29,988,131	-	-	-
Commercial	27,494,531	23,997,640	15,591,818	17,562,523	15,532,902
Consumer installment	1,270,360	1,251,300	1,106,648	1,386,709	1,861,924
Consumer home equity	29,154,498	26,933,277	39,097,450	30,874,894	25,607,775
Total loans	693,193,747	513,887,698	369,599,225	268,160,147	218,237,025
Premiums on purchased loans	195,805	292,543	367,491	313,754	-
Net deferred fees	(1,830,942)	(1,665,654)	(1,134,604)	(1,117,556)	(881,822)
Allowance for loan losses	(5,672,620)	(5,630,432)	(4,588,335)	(3,481,525)	(2,934,675)
Loans, net	$ 685,885,990	$ 506,884,155	$ 364,243,777	$ 263,874,820	$ 214,420,528

Note:  As financing for construction to permanent projects has become a more significant line of business for Bancorp, the presentation of loan information throughout this document reflects the breakout of construction to permanent loans from construction loans; 2006 loan information has been reclassified to conform with this presentation while reclassification of earlier periods has not been made as construction to permanent financing was not as significant in earlier periods.

Bancorp’s net loan portfolio increased $179.0 million or 35% to $685.9 million at December 31, 2007 from $506.9 million at December 31, 2006.  Loan growth was funded through an increase in total deposits, increases in FHLB advances and through the reduction in federal funds sold and short term investments.  Significant increases in the portfolio include a $80.5 million increase in construction loans, a $7.7 million increase in construction phase to permanent financing arrangements, an $66.3 million increase in commercial real estate loans and a $19.1 million increase in residential real estate loans.

The Bank has continued to hire additional lenders and credit analysts while offering a competitively priced and expanded product line which contributed to the growth in the portfolio.   The growth in the loan portfolio reflects the continued strong demand for real estate based financing in the Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York areas where the Bank primarily conducts its lending business.  The Bank plans to further increase its lending and credit staff as it expands its franchise which should result in sustained strong loan demand, but from a wider market area.

At December 31, 2007, the net loan to deposit ratio was 102% and the net loan to asset ratio was 85%.  At December 31, 2006, the net loan to deposit ratio was 90%, and the net loan to asset ratio was 78%.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities of loans in Bancorp’s portfolio at December 31, 2007, by type of loan:

		Due after
	Due in	one year
	one year	through	Due after
(thousands of dollars)	or less	five years	five years	Total
Commercial real estate	$25,973	$53,967	$153,182	$233,122
Residential real estate	3,405	4,271	102,479	110,155
Construction loans	145,062	103,684	5,550	254,296
Construction to permanent loans	-	-	37,702	37,702
Commercial loans	14,053	10,255	3,187	27,495
Consumer installment	1,098	172	-	1,270
Consumer home equity	28	2,530	26,596	29,154
Total	$189,619	$174,879	$328,696	$693,194

Fixed rate loans	$28,326	$33,128	$10,866	$72,320
Variable rate loans	161,293	141,751	317,830	620,874
Total	$189,619	$174,879	$328,696	$693,194

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are considered impaired and are measured accordingly, i.e., discounted cash flow method or collateral value for loans which are collateral dependent.

The general component is arrived at by considering previous loss experience, current economic conditions and their effect on borrowers and other pertinent factors.  In arriving at previous loss experience, the Bank, given its lack of actual loss experience and the rapid turnover ratio of its portfolio looks to the charge off history and qualitative factors of other institutions adjusted based on Bank management’s own experience and judgment.  The other qualitative factors considered in the analysis include:  the size and types of loan relationships, depth of lenders and credit administration staff and external reviews and examinations.  A risk rating system is also utilized to measure the adequacy of the general component of the allowance for loan losses.  Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of “one” being the least risk and a rating of “nine” reflecting the most risk or a complete loss.  Risk ratings are assigned based upon the recommendations of the credit analyst and originating loan officer and confirmed by the loan committee at the initiation of the transactions, and are reviewed and changed, when necessary, during the life of the loan.  Loan loss reserve factors which are based on historical loss experience adjusted for qualitative factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses.  Loans assigned a risk rating of “six” or above are monitored more closely by the credit administration officers.

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

Based upon this evaluation, management believes the allowance for loan losses of $5.7 million, at December 31, 2007, which represents 0.82% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb existing losses in the loan portfolio.  At December 31, 2006, the allowance for loan losses was $5.6 million or 1.10% of gross loans outstanding.

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

Analysis of Allowance for Loan Losses

	2007	2006	2005	2004	2003
	(thousands of dollars)

Balance at beginning of period	$5,630	$4,588	$3,481	$2,934	$2,372
Charge-offs	(32)	(1)	(3)	(9)	(1)
Recoveries	-	3	-	-	-
Net recoveries (charge-offs)	(32)	2	(3)	(9)	(1)
Additions charged to operations	75	1,040	1,110	556	563
Balance at end of period	$5,673	$5,630	$4,588	$3,481	$2,934
Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period	(0.00%)	0.00%	(0.00%)	(0.01%)	(0.00%)

Allocation of the Allowance for Loan Losses

						Percent of loans in each
Balance at end of each	Amounts (thousands of dollars)					category to total loans
period applicable to:	2007	2006	2005	2004	2003	2007	2006	2005	2004	2003
Real Estate:
Commercial	$1,963	$1,943	$1,607	$1,319	$1,183	33.63%	32.46%	34.95%	39.82%	44.15%
Residential	296	245	511	304	230	15.89%	17.72%	20.94%	13.78%	9.98%
Construction	2,644	2,557	1,963	1,358	972	36.68%	33.83%	29.01%	27.82%	26.17%
Construction to permanent	391	441	-	-	-	5.44%	5.84%	0.00%	0.00%	0.00%
Commercial	271	290	164	185	155	3.97%	4.67%	4.22%	6.55%	7.12%
Consumer installment	30	31	10	11	12	0.18%	0.24%	0.30%	0.52%	0.85%
Consumer home equity	77	72	260	233	285	4.21%	5.24%	10.58%	11.51%	11.73%
Unallocated	1	51	73	71	97	N/A	N/A	N/A	N/A	N/A
Total	$5,673	$5,630	$4,588	$3,481	$2,934	100.00%	100.00%	100.00%	100.00%	100.00%

Non-Accrual, Past Due and Restructured Loans

The following table is a summary of non-accrual and past due loans at the end of each of the last five years.

	2007	2006	2005	2004	2003
	(thousands of dollars)

Loans delinquent over 90
days still accruing	$112	$1,897	$275	$373	$165
Non-accruing loans	3,832	2,904	1,935	3,669	150
	$3,944	$4,801	$2,210	$4,042	$315

% of Total Loans	0.57%	0.93%	0.60%	1.51%	0.14%
% of Total Assets	0.49%	0.74%	0.47%	1.00%	0.09%

Additional income on non-accrual
loans if recognized on an accrual
basis	$168	$141	$6	$18	$18

There were no loans in either 2007 or 2006 considered as “troubled debt restructurings.”

Potential Problem Loans

The $3.8 million of non-accruing loans at December 31, 2007 is comprised of exposure to two borrowers.  One loan in the amount of $1.0 million to the first borrower is well collateralized by real estate and is expected to be resolved satisfactorily with no loss to the Bank.  The second relationship consists of three loans, a portion of which is guaranteed by the U.S. Small Business Administration, with collateral consisting of commercial and residential real estate as well as all associated business assets.  Based on the Bank’s analysis for loan impairment, a specific reserve in the amount of $250,000 has been established.  The borrower made a small payment in the fourth quarter of 2007 and the Bank and the borrower are in negotiations regarding a possible debt restructure.

Loans delinquent over 90 days and still accruing is comprised of one loan which matured and for which an extension was approved subsequent to year end.

At December 31, 2007, Bancorp had no loans other than those described above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

The following table is a summary of Bancorp’s deposits at December 31 for each of the years shown.

	2007	2006	2005

Non-interest bearing	$51,925,991	$56,679,836	$48,797,389

Interest bearing
Time certificates, less than $100,000	300,502,281	248,414,014	168,565,756
Time certificates, $100,000 or more	231,366,788	162,546,807	98,440,248
Money markets	34,880,837	40,935,628	57,798,772
Savings	34,261,389	25,993,452	20,089,889
NOW	19,462,123	26,881,927	25,383,234
Total interest bearing	620,473,418	504,771,828	370,277,899
Total deposits	$672,399,409	$561,451,664	$419,075,288

Total deposits increased $110.9 million or 20% to $672.4 million at December 31, 2007.  Interest bearing deposits increased $115.7 million or 23% to $620.5 million while non-interest bearing deposits decreased $4.8 million or 8% to $51.9 million at December 31, 2007.

During 2007, the Bank established six additional branch banking offices, two offices in Fairfield, Connecticut, an office in Trumbull, Connecticut, one in Bedford, New York, one in Westport Connecticut and one in Scarsdale, New York.  The promotional campaigns run in conjunction with the grand openings of the first four branches were also a contributing factor to the growth of deposits in established branches; the grand opening promotion campaigns for the last two branches opened in 2007 were held in January 2008.  Certificates of deposit increased $120.9 million which represents an increase of 29% when compared to last year; much of the growth in certificates of deposit is attributable to the promotional campaign run in conjunction with the new branch openings as well as the transfer of funds from lower rate money market fund products, which decreased as compared to last year.  The increase in certificates of deposit greater than $100 thousand of $68.8 million is the result of successful sales efforts and branch expansion and does not include brokered certificates of deposit.  At December 31, 2007 the Bank had $8.2 million in brokered deposits in denominations less than $100,000 through the CDARS network.  Savings accounts increased $8.3 million, an increase of 32% as compared to last year; this increase is due to a more competitively priced commercial savings product introduced during 2006.  Demand deposits and NOW accounts decreased $4.8 million and $7.4 million, respectively.  The decrease in demand deposits is primarily due to a large deposit made at the end of 2006 which was withdrawn in the beginning of 2007 while the change in NOW accounts is due primarily to normal fluctuations in attorney escrow accounts.  Money market fund accounts decreased $6.1 million or 15%; a portion of this decrease represents transfers to certificates of deposit as a result of promotional campaigns and general increases in interest rates offered on certificates of deposit accounts.  The Bank continues to offer attractive interest rates in the very competitive Fairfield County marketplace in order to attract additional deposits to fund loan growth.

As of December 31, 2007, the Bank’s maturities of time deposits were:

	$100,000 or	Less than
	greater	$100,000	Totals
	(thousands of dollars)

Three months or less	$ 64,629	$ 88,553	$ 153,182
Three to six months	120,826	142,828	263,654
Six months to one year	25,481	39,968	65,449
Over one year	20,431	29,154	49,585
Total	$ 231,367	$ 300,503	$ 531,870

Borrowings

Borrowings increased $46.5 million to $62.7 million at December 31, 2007.  Borrowings are comprised of Federal Home Loan Bank Advances, junior subordinated debentures and securities sold under agreements to repurchase.  Federal Home Loan Bank advances increased $39.5 million as compared to December 31, 2006; this represents an intentional shift in focus to lower cost wholesale funding vehicles which management plans to further utilize.  The Bank also entered into a security sold under an agreement to repurchase transaction as an interest rate leveraging strategy; $7.0 million of a $10.0 million 6.00% mortgage backed-security was sold under an agreement to repurchase at a rate of 4.3475%

The following table sets forth certain information concerning short term borrowing amounts arising from Federal Home Loan Bank advances at the dates and for the years indicated:

December 31, 2007				December 31, 2006
			Average				Average
			amount				amount
Amount	Maturity	Rate	outstanding	Amount	Maturity	Rate	outstanding

$ 5,000,000	1/3/2008	4.520%	$ 68,493	$ 5,000,000	4/12/2007	5.240%	$ 3,630,137
25,000,000	1/4/2008	4.380%	$ 273,973	1,000,000	4/30/2007	2.960%	$ 1,000,000
7,500,000	1/7/2008	4.400%	20,548	2,000,000	5/14/2007	5.110%	2,000,000
$ 37,500,000		4.403%	$ 363,014	$ 8,000,000		4.923%	$ 6,630,137

The maximum amount of short term borrowings outstanding under Federal Home Loan Bank advances during 2007 and 2006 was $37,500,000 and $46,000,000, respectively.  In addition to short term borrowings, the Bank had a $10.0 million Federal Home Loan Bank advance with a maturity greater than one year.

Other

During 2007, the Bank invested $18.0 million in single premium life insurance policies for certain officers and employees to help defray the rising costs of employee benefit programs.  The premium was invested in a separate account arrangement with a single insurance company which consists primarily of government sponsored agency mortgage-backed securities.  Increases in the cash surrender value of the life insurance are reflected as a component of non-interest income and is excluded from income for federal and state income tax purposes.

The increase in premises and equipment is due primarily to the capitalized costs associated with leasehold improvements and equipment for the six new branch offices established during 2007.

The increase in accrued interest receivable is due primarily to higher outstanding balances in loans at December 31, 2007 as compared to those in effect at December 31, 2006.

The decrease in other assets reflects the disposition at a gain at the end of the third quarter of 2007 of other real estate owned which was $834,000 at December 31, 2006 and was comprised of one commercial property obtained through loan foreclosure proceedings completed at the end of the third quarter of 2006.

The increase in accrued expenses and other liabilities is due primarily to accruals for outstanding invoices associated with new branch build-out projects completed at the end of the fourth quarter.

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

	Distribution of Assets, Liabilities and Shareholder's Equity
	Interest Rates and Interest Differential and Rate Volume Variance Analysis(1)
	(thousands of dollars)
	2007			2006			2005			2007 vs. 2006 Fluctuations			2006 vs. 2005 Fluctuations
		Interest			Interest			Interest		Interest Income/Expense (3)			Interest Income/Expense (3)
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average	Due to Change in:			Due to Change in:
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans (2)	$ 598,525	$ 46,949	7.84%	$ 442,612	$ 34,052	7.69%	$ 316,058	$ 21,561	6.82%	$ 12,220	$ 677	$ 12,897	$ 7,789	$ 4,702	$ 12,491
Federal funds sold and
other cash equivalents	40,000	2,058	5.15%	18,661	955	5.12%	16,777	494	2.94%	1,097	6	1,103	50	411	461
Investments (4)	67,420	2,855	4.23%	75,869	3,003	3.96%	87,164	3,094	3.55%	(324)	176	(148)	(376)	285	(91)
Total interest earning assets	$ 705,945	$ 51,862	7.35%	$ 537,142	$ 38,010	7.08%	$ 419,999	$ 25,149	5.99%	12,993	859	13,852	7,463	5,398	12,861

Cash and due from banks	4,155			5,231			5,117
Allowance for loan losses	(5,613)			(5,324)			(3,897)
Other assets	19,813			9,671			8,446
Total Assets	$ 724,300			$ 546,720			$ 429,665

Interest bearing liabilities:
Time certificates	$ 483,918	$ 24,811	5.13%	$ 325,522	$ 14,687	4.51%	$ 224,526	$ 8,040	3.58%	$ 7,894	$ 2,230	$ 10,124	$ 3,018	$ 3,629	$ 6,647
Savings accounts	30,657	747	2.44%	23,291	435	1.87%	21,792	277	1.27%	159	153	312	18	140	158
Money market accounts	38,526	699	1.81%	44,876	646	1.44%	67,943	862	1.27%	(83)	136	53	(265)	49	(216)
NOW accounts	26,612	267	1.00%	26,838	383	1.43%	26,072	188	0.72%	(3)	(113)	(116)	6	189	195
FHLB advances	11,174	511	4.57%	24,496	1,241	5.07%	10,422	374	3.59%	(732)	2	(730)	346	521	867
Subordinated debt	8,248	691	8.38%	8,248	673	8.16%	8,248	528	6.40%	-	18	18	-	145	145
Other borrowings	927	41	4.42%	96	5	5.21%	34	1	2.94%	37	(1)	36	1	3	4
Total interest bearing liabilities	$ 600,062	$ 27,767	4.63%	$ 453,367	$ 18,070	3.99%	$ 359,037	$ 10,270	2.86%	7,272	2,425	9,697	3,124	4,676	7,800

Demand deposits	52,992			48,455			43,813
Accrued expenses and
and other liabilities	5,441			4,418			3,380
Shareholder's equity	65,805			40,480			23,435
Total liabilities and equity	$ 724,300			$ 546,720			$ 429,665

Net interest income		$ 24,095			$ 19,940			$ 14,879		$ 5,721	$ (1,566)	$ 4,155	$ 4,339	$ 722	$ 5,061
Interest margin			3.41%			3.71%			3.54%
Interest spread			2.72%			3.09%			3.13%

(1)  The rate volume analysis reflects the changes in net interest income arising from changes in interest rates and from asset and liability volume, including mix.  The change in interest attributable to volume includes changes in interest attributable to mix.

(2) Includes non-accruing loans
(3) Favorable/(unfavorable) fluctuations.
(4) Yields are calculated at historical cost and excludes the effects of unrealized gains or losses on available for sale securities.

RESULTS OF OPERATIONS

For the year ended December 31, 2007, Bancorp earned $2,678,000 ($0.56 basic income per share and $0.56 diluted income per share) an increase of 11% as compared to 2006 when Bancorp earned $2,415,000 ($0.67 basic income per share and $0.66 diluted income per share).

Interest and dividend income increased $13.9 million or 36% to $51.9 million in 2007 as compared to 2006 when interest and dividend income was $38.0 million.  This increase is due primarily to the growth in the loan portfolio.

Interest expense increased $9.7 million or 54% to $27.8 million in 2007 compared to $18.1 million in 2006.  The increase in interest expense is due largely to the increase in certificates of deposit followed by the general increase in interest rates paid on these products.

Noninterest income decreased $125,000 or 5% to $2.2 million in 2007 as compared to $2.4 million in 2006.  Noninterest expenses for 2007 totaled $22.0 million which represents an increase of $4.5 million or 25% over the prior year. This increase in non-interest expenses reflects higher operating costs primarily in employee expenses as well as occupancy and equipment expenses as a result of the branch expansion program.

The following are measurements relating to Bancorp’s earnings.

	2007	2006	2005

Return on average assets	0.37%	0.44%	0.33%
Return on average equity	4.07%	5.97%	6.00%
Dividend payout ratio	32.14%	26.12%	29.81%
Average equity to average assets	9.09%	7.41%	5.46%
Basic income per share	$0.56	$0.67	$0.52
Diluted income per share	$0.56	$0.66	$0.51

Interest income and expense

Bancorp’s net interest income increased $4.2 million or 21%, to $24.1 million in 2007 from $19.9 million in 2006.  An increase in average earning assets of $168.8 million, or 31%, increased Bancorp’s interest income $13.9 million or 36% from $38.0 million in 2006 to $51.9 million in 2007. Average loans outstanding increased $155.9 million, or 35%, led by growth in construction and real estate loans, which reflects the continuing strength of the local real estate market. The increase in the yields on investments partially offset the decrease in the volume of investments which resulted in a net decrease in interest and dividends on investments of $148,000.  An increase in the average balances of federal funds sold and short term investments resulted in an increase in interest income of $1.1 million.

Total average interest bearing liabilities increased by $146.7 million or 32%.  Promotional campaigns associated with grand openings of new branch offices resulted in an increase in average balances of certificates of deposit of $158.4 million or 49%.  Average balances in savings accounts increased $7.4 million or 32% due primarily to a competitively priced commercial statement savings product.  Average money market deposits decreased $6.4 million or 14%, some of which were transferred to higher rate certificates of deposit.  Average FHLB advances decreased $13.3 million or 54%; maturing advances were paid with the proceeds from deposits generated from new branch openings.  Interest expense increased $9.7 million or 54% from $18.1 million in 2006 to $27.8 million in 2007. Interest expense on certificates of deposit increased $6.4 million as a result of an increase in average outstanding balances while the increase in the cost of funds for that portfolio from 4.51% in 2006 to 5.13% in 2007 resulted in an increase in interest expense of $3.7 million.  Decreases in the average balances outstanding of FHLB advances resulted in a decrease in interest expense of $618,000 and a decrease in the interest rates paid on FHLB advances resulted in a decrease in interest expense of $112,000; this resulted in an aggregate decrease in interest expense of $730,000 in 2007 as compared to 2006.

Management regularly reviews loan and deposit rates and attempts to price Bancorp’s products competitively.  Bancorp tracks its mix of asset/liability maturities and strives to maintain a reasonable match.  Performance ratios are reviewed monthly by management and the Board and are used to set strategies.

Provision for loan losses

The provision for loan losses charged to operations for the year ended December 31, 2007 of $75,000 represents a decrease of $965,000 when compared to the provision of $1.0 million for the year ended December 31, 2006.  The loan loss provision recorded for 2007 was minimal due to an evaluation of the allowance and risks inherent in the loan portfolio, and reflects the Bank’s negligible loss history.

An analysis of the changes in the allowance for loan losses is presented under the discussion entitled “Allowance for Loan Losses.”

Noninterest income

Noninterest income decreased $125,000 or 5% from $2.4 million in 2006 to $2.2 million in 2007. A decrease in mortgage brokerage referral fee income and loan origination and processing fees of $504,000 and 88,000, respectively, were offset by an increase in revenue from activity based deposit fees of $195,000, Bank owned life insurance of $194,000, and increases in debit card transaction fees of $39,000 and ATM surcharges of $34,000.

Noninterest expenses

Noninterest expenses increased $4.5 million or 25% in 2007 from $17.6 million in 2006 to $22.1 million in 2007. Salaries and benefits increased $1.4 million or 14% in 2007 as compared to 2006, due primarily to higher staffing levels resulting from the branch expansions and higher compensation.  Higher staffing levels also resulted in higher payroll taxes, employee benefit costs and the expenses associated with training programs. Occupancy and equipment expenses increased $1.7 million or 59% from $2.8 million in 2006 to $4.5 million in 2007; this increase is due primarily to the opening of six branches in 2007 along with the full year impact of the two branches opened during 2006.  For the year ended December 31, 2007 data processing and other outside services increased $487,000 or 37% to $1.8 million from $1.3 million for the year ended December 31, 2006; this increase is due primarily to increases in data processing services, correspondent banking charges and an increase in personnel placement fees.  The increase in data processing expenses was a result of the growth in the branch network as well as increased ongoing maintenance charges for the implementation of new products and services.  Regulatory assessments increased $398,000 or 216% from $185,000 for the twelve months ended December 31, 2006 to $583,000 for the twelve months ended December 31, 2007; most of this increase is due to the reinstatement of FDIC deposit insurance premiums while the remainder is attributable to the growth in the Bank.  Professional services increased $173,000 from $532,000 for the twelve months ended December 31, 2006 to $705,000 for the twelve months ended December 31, 2007; this increase is due primarily to the first year implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

Management believes that additional branch offices will contribute to the future growth and earnings of Bancorp.  While the opening of these new branches will result in increased operating expenses, the openings will be strategically planned to maintain profitable operations.

Income Taxes

The provision for income taxes represents the tax expense recognized for both federal and state income taxes.  The income tax provision for 2007 of $1,537,000 represents an effective tax rate of 36.5%; the income tax provision for 2006 of $1,267,000 represents an effective tax rate of 34.4%.

Comparison of Results of Operations for the years 2006 and 2005

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

LIQUIDITY

Bancorp’s liquidity position was 10% and 19% at December 31, 2007 and 2006, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover increases in its loan portfolio and downward fluctuations in deposit accounts.  Management believes Bancorp’s short-term assets have sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

At December 31, 2007, cash and cash equivalents and securities classified as available for sale were $14.0 million and $67.3 million, respectively.  In addition to Federal Home Loan Bank advances outstanding at December 31, 2007, the Bank had the ability to borrow an additional $69.0 million from the Federal Home Loan Bank of Boston, which included a $2.0 million overnight line of credit.  At December 31, 2007 the Bank had $47.5 million in Federal Home Loan Bank advances, none of which were under the overnight line of credit.  At December 31, 2007 the Bank also had available a $3.0 million overnight line of credit from a correspondent bank as well as the ability to borrow $10.0 million under a repurchase agreement.  There were no amounts outstanding under either arrangement at December 31, 2007 or 2006.

The following table presents Bancorp’s contractual obligations as of December 31, 2007:

		Less than	One to	Three to	Over five
	Total	one year	three years	five years	years

Certificates of deposit	$ 531,869,069	$ 482,284,060	$ 44,903,502	$ 4,681,507	$ -
Junior subordinated debt owed to
unconsolidated trust	8,248,000	-	-	-	8,248,000
FHLB Advances	47,500,000	37,500,000	-	10,000,000	-
Securities sold under agreements
to repurchase	7,000,000	-	-	-	7,000,000
Operating lease obligations	18,672,250	2,542,869	5,020,293	4,397,047	6,712,041

Total contractual obligations	$ 613,289,319	$ 522,326,929	$ 49,923,795	$ 19,078,554	$ 21,960,041

OFF-BALANCE SHEET ARRANGEMENTS

The following table presents Bancorp’s off-balance sheet commitments as of December 31, 2007.  These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower.  Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements.

Future loan commitments	$ 69,060,424
Unused lines of credit	55,273,450
Undisbursed construction loans	118,619,531
Financial Standby letters of credit	1,217,391

Total commitments	$ 244,170,796

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios for each of the years shown:

	December 31,
	2007	2006	2005

Total Risk-Based Capital	12.17%	15.34%	12.70%
Tier 1 Risk- Based Capital	11.30%	14.22%	11.45%
Leverage Capital	9.42%	11.63%	8.56%

The following table illustrates the Bank’s regulatory capital ratios for each of the years shown:

	December 31,
	2007	2006	2005

Total Risk-Based Capital	12.03%	15.02%	12.52%
Tier 1 Risk- Based Capital	11.15%	13.90%	11.27%
Leverage Capital	9.30%	11.37%	8.42%

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

Qualitative Aspects of Market Risk

Bancorp’s goal is to maximize long term profitability while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price Bancorp’s assets and liabilities to maintain an acceptable interest rate spread while reducing the net effect of changes in interest rates. In order to accomplish this, the focus is on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable rate loans for the portfolio and purchase short term investments to offset the increasing short term re-pricing of the liability side of the balance sheet. In fact, a number of the interest bearing deposit products have no contractual maturity.  Therefore, deposit balances may run off unexpectedly due to changing market conditions.  Additionally, loans and investments with longer term rate adjustment frequencies are matched against longer term deposits and borrowings when possible to lock in a desirable spread.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation.  The calculations use projected repricings of assets and liabilities at December 31, 2007 and 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	December 31,
	Points	Risk Guidelines	2007	2006

Gap percentage total		+/- 15%	-8.33%	1.53%
Net interest income	200	+/- 15%	-1.05%	11.22%
	-200	+/- 15%	-0.59%	-12.04%
Net portfolio value	200	+/- 25%	-12.60%	-3.25%
	-200	+/- 25%	7.35%	1.19%

During 2007, a period of stable interest rates for most of the year followed by a decrease in interest rates during the fourth quarter, Bancorp experienced compression on the interest margin as competition for loans and deposits increased.  Despite this, a 35% increase in the loan portfolio offset the negative impact on the increase in rates paid on deposits.  The growth in the balance sheet contributed to higher levels of net interest income and net portfolio value in the base case scenario at December 31, 2007 as compared to December 31, 2006 using Bancorp’s interest income simulation model.  Bancorp’s interest rate risk position was within guidelines in all categories at December 31, 2007.  The interest rate risk position is monitored on an ongoing basis and management reviews strategies to maintain all categories within guidelines.

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

Net Interest Income and Economic Value
Summary Performance

December 31, 2007
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	24,969	(265)	-1.05%	69,103	(9,966)	-12.60%
+ 100	25,138	(96)	-0.38%	73,971	(5,098)	-6.45%
BASE	25,234			79,069
- 100	25,316	82	0.32%	83,213	4,144	5.24%
- 200	25,084	(150)	-0.59%	84,881	5,812	7.35%

December 31, 2006
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	23,940	2,415	11.22%	68,230	(2,290)	-3.25%
+ 100	22,750	1,225	5.69%	69,491	(1,029)	-1.46%
BASE	21,525			70,520
- 100	20,307	(1,218)	-5.66%	71,533	1,013	1.44%
- 200	18,934	(2,591)	-12.04%	71,359	839	1.19%

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

Item 8.                      Financial Statements and Supplementary Data

The consolidated balance sheets of Bancorp as of December 31, 2007 and December 31, 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, together with the report thereon of McGladrey & Pullen, LLP dated March 14, 2008, are included as part of this Form 10-K in the “Financial Report” following page 53 hereof.

The following table presents selected quarterly financial information (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007:
Interest income	$ 11,564,608	$ 12,994,015	$ 13,298,154	$ 14,005,379
Interest expense	5,963,090	7,093,024	7,066,513	7,644,683
Net interest income	5,601,518	5,900,991	6,231,641	6,360,696
Provision for loan losses	-	-	-	75,000
Noninterest income	585,014	526,378	465,059	657,465
Noninterest expenses	5,343,113	5,553,020	5,485,975	5,656,728
Income before income taxes	843,419	874,349	1,210,725	1,286,433
Income taxes	327,000	340,000	470,000	400,000
Net income	$ 516,419	$ 534,349	$ 740,725	$ 886,433

Net income per common share:
Basic	$ 0.11	$ 0.11	$ 0.16	$ 0.19
Diluted	0.11	0.11	0.16	0.19

2006:
Interest income	$ 8,040,092	$ 9,152,592	$ 9,856,854	$ 10,959,988
Interest expense	3,428,785	4,185,462	4,821,600	5,633,801
Net interest income	4,611,307	4,967,130	5,035,254	5,326,187
Provision for loan losses	572,800	350,700	116,500	-
Noninterest income	630,265	581,329	632,563	514,992
Noninterest expenses	4,038,829	4,394,967	4,490,679	4,652,397
Income before income taxes	629,943	802,792	1,060,638	1,188,782
Income taxes	231,000	295,000	390,000	351,000
Net income	$ 398,943	$ 507,792	$ 670,638	$ 837,782

Net income per common share:
Basic	$ 0.12	$ 0.16	$ 0.20	$ 0.19
Diluted	0.12	0.16	0.20	0.18

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Patriot National Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed so as to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and deployment of the assets of the Company and also provide reasonable assurance that transactions are recorded in a timely manner to enable the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and disbursements of the Company are made only in compliance with the authorizations established by management and the directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and/or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on that assessment, management concluded that as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report appearing on page 47, which expresses an unqualified opinion of the Company’s internal control over financial reporting as of December 31, 2007.

Item 9B.                      Other Information

McGladrey & Pullen
Certified Public Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Shareholders and Board of Directors
Patriot National Bancorp, Inc. and Subsidiary

We have audited Patriot National Bancorp and Subsidiary’s (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Patriot National Bancorp and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated  March 14, 2008 expressed an unqualified opinion.

/S/ McGladrey & Pullen, LLP

New Haven, Connecticut
March 14, 2008

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to Bancorp’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2008 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2007.

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

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3.2 to Bancorp’s Current Report on Form 8-K dated December 26, 2007 (Commission File No. 1-32007)).

4
Reference is made to the Rights Agreement dated April 19, 2004 by and between Patriot National Bancorp, Inc. and Registrar and Transfer Company filed as Exhibit 99.2 to Bancorp’s Report on Form 8-K filed on April 19, 2004, and the First Amendment to the Rights Agreement dated January 23, 2008 files as Exhibit 4.1 to Bancorp’s Report on form 8-K dated January 24, 2008 which are incorporated herein by reference.

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

10(a)(4)
Change of Control Agreement, dated as of January 1, 2007 among Angelo De Caro, and Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(4) to Bancorp's Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(5)	Employment Agreement dated as of January 1, 2008 among Patriot National Bank, Bancorp and Robert F. O’Connell.

10(a)(6)
Change of Control Agreement, dated as of January 1, 2007 among Robert F. O’Connell and Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(6) to Bancorp's Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(8)	Employment Agreement dated as of January 1, 2008 between Patriot National Bank and Marcus Zavattaro.

10(a)(9)
License agreement dated July 1, 2003 between Patriot National Bank and L. Morris Glucksman (incorporated by reference to Exhibit 10(a)(9) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

10(a)(10)
Employment Agreement dated as of January 1, 2007 among Patriot National Bank, Bancorp and Charles F. Howell (incorporated by reference to Exhibit 10(a)(10) to Bancorp's Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(11)
Change of Control Agreement, dated as of January 1, 2007 among Charles F. Howell, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(11) to Bancorp's Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(12)	2005 Director Stock Award Plan (incorporated by reference to Exhibit 10(a)(12) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000-295999)).

10(a)(13)
Change of Control Agreement, dated as of January 1, 2007 between Martin G. Noble and Patriot National Bank (incorporated by reference to Exhibit 10(a)(13) to Bancorp's Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(14)
Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(14) to Bancorp's Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

Exhibit No.	Description

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

21	Subsidiaries of Bancorp (Incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

23	Consent of McGladrey & Pullen, LLP.

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot National Bancorp, Inc.
(Registrant)

By: /s/ Angelo De Caro
Name: Angelo De Caro
Title: Chairman & Chief Executive Officer

Date:  March 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Angelo De Caro	March 14, 2008
Angelo De Caro, Chairman, Chief Executive	Date
Officer and Director

/s/ Robert F. O’Connell	March 14, 2008
Robert F. O’Connell	Date
Senior Executive Vice President,
Chief Financial Officer and Director

/s/ Michael A. Capodanno	March 14, 2008
Michael A. Capodanno	Date
Senior Vice President & Controller

/s/ John J. Ferguson	March 14, 2008
John J. Ferguson	Date
Director

/s/ Brian A. Fitzgerald	March 14, 2008
Brian A. Fitzgerald	Date
Director

Form 10 K – Signatures continued

/s/ John A. Geoghegan	March 14, 2008
John A. Geoghegan	Date
Director

/s/ L. Morris Glucksman	March 14, 2008
L. Morris Glucksman	Date
Director

/s/ Charles F. Howell	March 14, 2008
Charles F. Howell	Date
Director

/s/ Michael F. Intrieri	March 14, 2008
Michael F. Intrieri	Date
Director

/s/ Philip W. Wolford	March 14, 2008
Philip W. Wolford	Date
Director

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

FINANCIAL REPORT
DECEMBER 31, 2007 and 2006

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	2
Consolidated statements of income	3
Consolidated statements of shareholders’ equity	4
Consolidated statements of cash flows	5 - 6
Notes to consolidated financial statements	7 - 44

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Shareholders and Board of Directors
Patriot National Bancorp, Inc. and Subsidiary

We have audited the consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patriot National Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of Patriot National Bancorp, Inc. and Subsidiary’s internal control over financial reporting.

/S/ McGladrey & Pullen, LLP

New Haven, Connecticut
March 14 2008

1

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from banks (Note 2):
Noninterest bearing deposits and cash	$ 2,691,841	$ 3,865,468
Interest bearing deposits	68,405	3,202
Federal funds sold	11,000,000	27,000,000
Short-term investments	251,668	24,605,869
Cash and cash equivalents	14,011,914	55,474,539

Available for sale securities (at fair value) (Note 3)	67,290,040	67,093,135
Federal Reserve Bank stock	1,911,700	1,911,700
Federal Home Loan Bank stock (Note 8)	2,656,100	1,217,200
Loans receivable (net of allowance for loan losses: 2007 $5,672,620;
2006 $5,630,432 (Notes 4 and 17)	685,885,990	506,884,155
Accrued interest and dividends receivable	4,576,018	3,542,173
Premises and equipment, net (Notes 5 and 9)	7,805,565	3,690,861
Deferred tax asset (Note 10)	2,788,024	2,914,562
Goodwill and other intangible assets (Note 11)	1,469,075	1,487,651
Cash surrender value of life insurance (Note 12)	18,193,684	-
Other assets (Notes 6 and 8)	942,144	1,766,819
Total assets	$ 807,530,254	$ 645,982,795

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Notes 7 and 17):
Noninterest bearing deposits	$ 51,925,991	$ 56,679,836
Interest bearing deposits	620,473,418	504,771,828
Total deposits	672,399,409	561,451,664

Repurchase agreements (Note 8)	7,000,000	-
Federal Home Loan Bank borrowings (Note 8)	47,500,000	8,000,000
Junior subordinated debt owed to unconsolidated trust (Note 8)	8,248,000	8,248,000
Accrued expenses and other liabilities	5,547,478	3,999,786
Total liabilities	740,694,887	581,699,450

Commitments and Contingencies (Notes 8, 9 and 15)

Shareholders' equity (Notes 13 and 16)
Preferred stock, no par value; 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; shares
issued and outstanding: 2007 4,746,844; 2006 4,739,494;	9,493,688	9,478,988
Additional paid-in capital	49,549,119	49,463,307
Retained earnings	7,846,060	6,022,012
Accumulated other comprehensive loss - net unrealized loss
on available for sale securities, net of taxes	(53,500)	(680,962)
Total shareholders' equity	66,835,367	64,283,345

Total liabilities and shareholders' equity	$ 807,530,254	$ 645,982,795

See Notes to Consolidated Financial Statements.
2

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest and Dividend Income
Interest and fees on loans	$ 46,948,772	$ 34,052,444	$ 21,561,121
Interest on investment securities	2,153,886	2,541,678	2,750,205
Dividends on investment securities	1,667,587	815,014	510,657
Interest on Federal funds sold	1,079,233	582,952	315,942
Other interest income	12,679	17,438	10,776
Total interest and dividend income	51,862,157	38,009,526	25,148,701

Interest Expense
Interest on deposits (Note 7)	26,524,400	16,151,297	9,366,563
Interest on Federal Home Loan Bank borrowings	511,027	1,240,582	374,315
Interest on subordinated debt	690,696	672,971	527,435
Interest on other borrowings	41,187	4,798	1,312
Total interest expense	27,767,310	18,069,648	10,269,625

Net interest income	24,094,847	19,939,878	14,879,076

Provision for Loan Losses (Note 4)	75,000	1,040,000	1,110,000

Net interest income after provision for loan losses	24,019,847	18,899,878	13,769,076

Noninterest Income
Mortgage brokerage referral fees	736,195	1,240,545	2,104,065
Loan application, inspection and processing fees	212,896	300,907	402,723
Fees and service charges	839,311	644,845	561,651
Gain on redemption of investment securities	5,000	-	-
Other income	440,513	172,852	160,598
Total noninterest income	2,233,915	2,359,149	3,229,037

Noninterest Expenses
Salaries and benefits (Notes 9 and 14)	11,851,598	10,436,127	8,997,255
Occupancy and equipment expense, net	4,457,770	2,797,089	2,082,593
Data processing and other outside services	1,809,795	1,322,423	1,147,378
Advertising and promotional expenses	713,246	703,007	420,222
Professional services	704,771	531,611	419,921
Loan administration and processing expenses	195,408	163,930	190,139
Regulatory assessments	582,897	184,732	155,998
Other real estate operations (Note 6)	(152,009)	(19,715)	-
Other operating expenses	1,875,360	1,457,668	1,220,981
Total noninterest expenses	22,038,836	17,576,872	14,634,487

Income before income taxes	4,214,926	3,682,155	2,363,626

Provision for Income Taxes (Note 10)	1,537,000	1,267,000	957,000

Net income	$ 2,677,926	$ 2,415,155	$ 1,406,626

Basic income per share (Note 13)	$ 0.56	$ 0.67	$ 0.52

Diluted income per share (Note 13)	$ 0.56	$ 0.66	$ 0.51

Dividends per share	$ 0.180	$ 0.175	$ 0.155

See Notes to Consolidated Financial Statements.
3

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2007, 2006 and 2005

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

Balance at December 31, 2004	2,486,391	$ 4,972,782	$ 11,830,173	$ 3,346,718	$ (393,239)	$ 19,756,434

Comprehensive income
Net income	-	-	-	1,406,626	-	1,406,626
Unrealized holding loss on available for
sale securities, net of taxes (Note 18)	-	-	-	-	(710,910)	(710,910)
Total comprehensive income						695,716

Dividends ($0.155 per share)	-	-	-	(445,102)	-	(445,102)

Issuance of capital stock (Note 13)	744,258	1,488,516	9,879,051	-	-	11,367,567

Balance at December 31, 2005	3,230,649	6,461,298	21,709,224	4,308,242	(1,104,149)	31,374,615

Comprehensive income
Net income	-	-	-	2,415,155	-	2,415,155
Unrealized holding gain on available for
sale securities, net of taxes (Note 18)	-	-	-	-	423,187	423,187
Total comprehensive income						2,838,342

Dividends ($0.175 per share)	-	-	-	(701,385)	-	(701,385)

Issuance of capital stock (Note 13)	1,508,845	3,017,690	27,754,083	-	-	30,771,773

Balance at December 31, 2006	4,739,494	9,478,988	49,463,307	6,022,012	(680,962)	64,283,345

Comprehensive income
Net income	-	-	-	2,677,926	-	2,677,926
Unrealized holding gain on available for
sale securities, net of taxes (Note 18)	-	-	-	-	627,462	627,462
Total comprehensive income						3,305,388

Dividends ($0.180 per share)	-	-	-	(853,878)	-	(853,878)

Issuance of capital stock (Note 13)	7,350	14,700	85,812	-	-	100,512

Balance, December 31, 2007	4,746,844	$ 9,493,688	$ 49,549,119	$ 7,846,060	$ (53,500)	$ 66,835,367

See Notes to Consolidated Financial Statements.

4

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
	2007	2006	2005

Cash Flows from Operating Activities
Net income	$ 2,677,926	$ 2,415,155	$ 1,406,626
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization and accretion of investment premiums and discounts, net	181,727	231,541	394,827
Amortization and accretion of purchase loan premiums and discounts, net	96,738	74,948	72,365
Amortization of core deposit intangible	18,576	2,440	-
Provision for loan losses	75,000	1,040,000	1,110,000
Gain on sale of other real estate owned	(86,473)	-	-
Gain on redemption of investment security	(5,000)	-	-
Depreciation and amortization of premises and equipment	1,211,775	644,472	604,399
Payment of fees to directors in common stock	49,961	24,928	26,250
Earnings on cash surrender value of life insurance	(193,684)	-	-
Loss on disposal of bank premises and equipment	3,035	5,262	-
Deferred income taxes	(258,035)	(498,342)	(562,833)
Change in assets and liabilities:
Increase in deferred loan fees	165,288	531,050	17,048
Increase in accrued interest and dividends receivable	(1,033,845)	(1,096,756)	(687,078)
Increase in other assets	(9,667)	(19,022)	(128,667)
Increase in accrued expenses and other liabilities	1,547,361	972,477	863,861
Net cash provided by operating activities	4,440,683	4,328,153	3,116,798

Cash Flows from Investing Activities
Purchases of available for sale securities	(14,947,542)	(2,050,000)	(28,208,359)
Proceeds from redemptions of available for sale securities	3,005,000	-	-
Proceeds from maturities and calls of available for sale securities	-	1,000,000	3,000,000
Principal repayments on available for sale securities	12,580,945	13,079,953	21,264,308
Cash received in conjunction with branch acquisition	-	2,586,471	-
Purchase of Federal Reserve Bank stock	-	(889,400)	(329,700)
Purchase of Federal Home Loan Bank stock	(1,438,900)	(1,430,500)	-
Proceeds from repurchase of excess stock by the Federal Home Loan Bank	-	1,510,000	-
Net increase in loans	(179,338,861)	(145,120,717)	(101,568,370)
Capital improvements to other real estate owned	(156,700)	-	-
Proceeds from sale of other real estate owned	1,077,515	-	-
Purchase of life insurance	(18,000,000)	-	-
Purchases of premises and equipment	(5,329,514)	(1,866,442)	(945,919)
Net cash used in investing activities	(202,548,057)	(133,180,635)	(106,788,040)

Cash Flows from Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(9,960,503)	(3,663,822)	(11,884,273)
Net increase in time certificates of deposit	120,908,248	142,893,727	63,954,236
Proceeds from FHLB borrowings	289,471,000	93,718,000	46,001,000
Principal repayments of FHLB borrowings	(249,971,000)	(94,718,000)	(45,001,000)
Increase in borrowings under repurchase agreements	7,000,000	-	-
Proceeds from issuance of common stock	50,551	30,746,845	11,341,317
Dividends paid on common stock	(853,547)	(617,334)	(402,899)
Net cash provided by financing activities	156,644,749	168,359,416	64,008,381

Net increase (decrease) in cash and cash equivalents	(41,462,625)	39,506,934	(39,662,861)

Cash and cash equivalents
Beginning	55,474,539	15,967,605	55,630,466

Ending	$ 14,011,914	$ 55,474,539	$ 15,967,605
5

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$ 27,654,868	$ 17,932,039	$ 10,265,152

Income taxes	$ 1,607,055	$ 1,914,020	$ 1,234,761

Supplemental Disclosure of Noncash Investing and Financing
Activities
Unrealized holding gains (losses) on available for sale securities
arising during the period	$ 1,012,035	$ 682,562	$ (1,146,631)

Accrued dividends declared on common stock	$ 213,608	$ 213,277	$ 129,226

Transfer of loan to other real estate owned	$ -	$ 834,341	$ -

Details of branch acquisition:
Fair value of assets acquired	$ -	$ 560,000	-
Fair value of liabilities assumed	-	(3,146,471)	-
Net cash received	$ -	$ (2,586,471)	$ -

See Notes to Consolidated Financial Statements.

6

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

Patriot National Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company that was organized in 1999.  On December 1, 1999, all the issued and outstanding shares of Patriot National Bank (the "Bank") were converted into Company common stock and the Bank became a wholly owned subsidiary of the Company.  The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, fourteen other branch offices in Connecticut and three branch offices in New York.  The Bank's customers are concentrated in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York.  The Bank also conducts mortgage brokerage operations through loan production offices in Connecticut and New York.

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

The following is a summary of the Company’s significant accounting policies:

Significant group concentrations of credit risk

Most of the Company’s activities are with customers located within Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York.  Note 3 discusses the types of securities in which the Company invests.  Note 4 discusses the types of lending in which the Company engages.  The Company does not have any significant concentrations to any one industry or customer; however, the Company’s investment in life insurance is in a separate account of a single insurance carrier.

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
7

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Cash and cash equivalents

Cash and due from banks, federal funds sold and short-term investments are recognized as cash equivalents in the consolidated financial statements.  Federal funds sold generally mature in one day.  For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash flows from loans and deposits are reported net.  The Company maintains amounts due from banks and Federal funds sold which, at times, may exceed federally insured limits.  The Company has not experienced any losses from such concentrations.  The short-term investments represents an investment in a money market mutual fund of a single issuer.

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

Loans held for sale

Loans held for sale, if any, are those loans the Company has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value.  Gains and losses on sales of loans are recognized on the trade dates, and are determined by the difference between the sales proceeds and the carrying value of the loans.  Loans are sold with servicing released.
8

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are considered impaired.  For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  Loan loss reserve factors, which are based on historical loss experience adjusted for qualitative factors, are multiplied against the balances aggregated by loan type to arrive at the appropriate level for the allowance for loan losses.  In addition, a risk rating system is utilized to evaluate
9

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

the general component of the allowance for loan losses.  Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of one being the least risk and a rating of nine reflecting the most risk or a complete loss.  Risk ratings are assigned based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan.  Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and loan committee.

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

The Company's real estate loans are collateralized by real estate located principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York, and accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in regional real estate market conditions.

Interest and fees on loans

Interest on loans is accrued and included in interest income based on contractual rates applied to principal amounts outstanding.  The accrual of interest income is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days, based on contractual terms, as to either principal or interest.  When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income.  The accrual of interest on loans past due 90 days or more, including impaired loans, may be continued if the loan is well secured, and it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection.  A nonaccrual loan is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.  Interest collected on nonaccrual loans and impaired loans is recognized only to the extent cash payments are received, and may be recorded as a reduction to principal if the collectibility of all loan principal is unlikely.

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
10

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Other real estate owned

Other real estate owned, which is included in other assets in the consolidated balance sheets, consists of properties acquired through, or in lieu of, loan foreclosure or other proceedings and is initially recorded at fair value at the date of foreclosure, which establishes a new cost basis.  After foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal.  Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses.  Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost of disposal.  Revenue and expense from the operation of other real estate owned and valuation allowances are included in noninterest expenses.  Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral.  Gains or losses are included in noninterest expenses upon disposal.

Premises and equipment

Premises and equipment are stated at cost, net of accumulated depreciation and amortization.  Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements.  Depreciation is charged to operations for furniture, equipment and software using the straight-line method over the estimated useful lives of the related assets which range from three to ten years.  Gains and losses on dispositions are recognized upon realization.  Maintenance and repairs are expensed as incurred and improvements are capitalized.

Impairment of assets

Long-lived assets, which are held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.
11

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Goodwill and other intangible assets

Goodwill and other intangible assets with indefinite lives represent the cost in excess of net assets of businesses acquired and are not subject to amortization.  Other identified intangible assets with finite lives consist of a core deposit intangible recorded in connection with a branch acquisition and is amortized over its estimated useful life.  The Company’s unamortized goodwill and other intangible assets are tested for impairment annually, or more frequently under prescribed conditions.

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
12

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Bancorp’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

Related party transactions

Directors and officers of the Company and the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future.  Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers.  In the opinion of management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features.  Note 17 contains details regarding related party transactions.

Incomed per share

Basic income per share represents income available to common stockholders and is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted income per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.

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
13

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, short-term investments, and accrued interest receivable and payable and dividends receivable

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

Borrowings and Repurchase Agreements

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
14

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Recent accounting pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that chose different measurement attributes for similar types of assets and liabilities.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), and in March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”).  EITF 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy.  The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance.  EITF 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement.  EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007.  The Company does not expect that the adoption of EITF 06-4 or EITF 06-10 will have a material impact on its financial statements.
15

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 2.	Restrictions on Cash and Due From Banks

The Company is required to maintain reserves against its respective transaction accounts and non-personal time deposits.  At December 31, 2007 and 2006, the Bank was required to have cash and liquid assets of approximately $205,000 and $315,000, respectively, to meet these requirements.  In addition, at December 31, 2007 and 2006, the Company was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes.

Note 3.	Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2007 and 2006 are as follows:

2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government sponsored agency obligations	$17,000,000	$-	$(75,352)	$16,924,648
Mortgage-backed securities	41,336,808	177,547	(188,485)	41,325,870
	58,336,808	177,547	(263,837)	58,250,518
Money market preferred equity securities	9,039,522	-	-	9,039,522
	$67,376,330	$177,547	$(263,837)	$67,290,040

2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government sponsored agency obligations	$16,999,984	$-	$(433,162)	$16,566,822
Mortgage-backed securities	44,141,476	32,805	(697,968)	43,476,313
	61,141,460	32,805	(1,131,130)	60,043,135
Money market preferred equity securities	7,050,000	-	-	7,050,000
	$68,191,460	$32,805	$(1,131,130)	$67,093,135

16

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2007 and 2006:

2007	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored
agency obligations	$1,999,375	(625)	$13,925,273	$(74,727)	$15,924,648	$(75,352)
Mortgage-backed securities	-	-	14,916,970	(188,485)	14,916,970	(188,485)
Totals	$1,999,375	$(625)	$28,842,243	$(263,212)	$30,841,618	$(263,837)

2006	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored
agency obligations	$-	$-	$16,566,822	$(433,162)	$16,566,822	$(433,162)
Mortgage-backed securities	1,117,429	(2,423)	35,262,041	(695,545)	36,379,470	(697,968)
Totals	$1,117,429	$(2,423)	$51,828,863	$(1,128,707)	$52,946,292	$(1,131,130)

At December 31, 2007, twenty-eight securities had unrealized losses with aggregate depreciation of 0.9% from the amortized cost.  There were no securities with unrealized losses greater than 5% of amortized cost.

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

At December 31, 2007 and 2006, available for sale securities with a carrying value of $2,991,000 and $2,817,000, respectively, were pledged to secure obligations under municipal deposits.
17

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

The amortized cost and fair value of available for sale debt securities at December 31, 2007 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Maturity:
1-5 years	$17,000,000	$16,924,648
Mortgage-backed securities	41,336,808	41,325,870
Total	$58,336,808	$58,250,518

During 2007, 2006 and 2005, there were no sales of available for sale securities.

Note 4.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at December 31, 2007 and 2006 is as follows:

	2007	2006

Real estate:
Commercial	$233,121,685	$166,799,341
Residential	110,154,838	91,077,687
Construction	254,296,326	173,840,322
Construction to permanent	37,701,509	29,988,131
Commercial	27,494,531	23,997,640
Consumer installment	1,270,360	1,251,300
Consumer home equity	29,154,498	26,933,277
Total loans	693,193,747	513,887,698

Premiums on purchased loans	195,805	292,543
Net deferred loan fees	(1,830,942)	(1,665,654)
Allowance for loan losses	(5,672,620)	(5,630,432)
Loans receivable, net	$685,885,990	$506,884,155
18

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

The changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Balance, beginning of year	$5,630,432	$4,588,335	$3,481,525
Provision for loan losses	75,000	1,040,000	1,110,000
Recoveries of loans
previously charged-off	-	3,190	-
Loans charged-off	(32,812)	(1,093)	(3,190)
Balance, end of year	$5,672,620	$5,630,432	$4,588,335

At December 31, 2007 and 2006, the unpaid principal balances of loans delinquent 90 days or more and still accruing were $111,718 and $1,896,984, respectively, and the unpaid principal balances of loans placed on nonaccrual status were $3,831,640 and $2,904,015, respectively.  If nonaccrual loans had been performing in accordance with their original terms, the Company would have recorded approximately $168,076, $141,237 and $6,000, respectively, of additional income during the years ended December 31, 2007, 2006 and 2005.

The following information relates to impaired loans as of and for the years ended December 31, 2007 and 2006:

	2007	2006

Impaired loans receivable for which there is a related allowance for credit losses	$1,332,359	$1,422,359

Impaired loans receivable for which there is no related allowance for credit losses	$2,499,281	$1,481,656

Allowance for credit losses related to impaired loans	$250,000	$250,000

Average recorded investment in impaired loans	$3,149,223	$4,394,509

During 2007, 2006 and 2005, interest income collected and recognized on impaired loans was $30,179, $149,313 and $223,261, respectively.  The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

The Company's lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City, and Long Island, New York.  The Company grants commercial real estate loans, commercial business loans and a variety of consumer loans.  In addition, the Company grants loans for the construction of residential homes, residential developments and for land
19

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

development projects.  All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.  The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market.  Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

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

Note 5.	Premises and Equipment

At December 31, 2007 and 2006, premises and equipment consisted of the following:

	2007	2006

Construction in progress	$9,750	$803,149
Leasehold improvements	6,951,026	2,676,805
Furniture, equipment and software	5,115,177	3,408,419
	12,075,953	6,888,373
Less accumulated depreciation and amortization	(4,270,388)	(3,197,512)
	$7,805,565	$3,690,861

For the years ended December 31, 2007, 2006 and 2005, depreciation and amortization expense related to premises and equipment totaled $1,211,775, $644,472, and $604,399, respectively.
20

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 6.	Other Real Estate Operations

The Company had no other real estate owned as of December 31, 2007.  Other real estate was $834,341 at December 31, 2006 and was included in other assets.  A summary of other real estate operations for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Gain on sale of other real estate	$86,473	$-
Rental income from other real estate owned	91,931	20,458
Expenses of holding other real estate owned	(26,395)	(743)
Income from other real estate operations	$152,009	$19,715

Note 7.	Deposits

At December 31, 2007 and 2006, deposits consisted of the following:

	2007	2006

Noninterest bearing	$51,925,991	$56,679,836
Interest bearing:
Time certificates, less than $100,000	300,502,281	248,414,014
Time certificates, $100,000 or more	231,366,788	162,546,807
Money market	34,880,837	40,935,628
Savings	34,261,389	25,993,452
NOW	19,462,123	26,881,927
Total interest bearing	620,473,418	504,771,828
Total deposits	$672,399,409	$561,451,664

Interest expense on certificates of deposit in denominations of $100,000 or more was $10,387,253, $5,693,596 and $3,023,519 for the years ended December 31, 2007, 2006 and 2005, respectively.
21

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Contractual maturities of time certificates of deposit as of December 31, 2007 are summarized below:

Due within:
1 year	$482,284,060
1-2 years	27,672,918
2-3 years	17,230,584
3-4 years	2,898,863
4-5 years	1,782,644
$531,869,069

Note 8.	Borrowings

Federal Home Loan Bank borrowings

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB").  At December 31, 2007, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities delivered under collateral safekeeping to the FHLB, and a blanket lien on qualifying mortgage loans, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  In addition, the Company has a $2,000,000 available line of credit with the FHLB.  At December 31, 2007 and 2006, there were no advances outstanding under this line of credit.  At December 31, 2007, other outstanding advances from the FHLB aggregated $47,500,000 at interest rates ranging from 3.85% to 4.52% and at December 31, 2006, other outstanding advances aggregated $8,000,000 at interest rates ranging from 2.96% to 5.24%.

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

Repurchase agreements

At December 31, 2007, the Company had $7,000,000 of securities sold under agreements to repurchase at 4.3475%.  In addition, at December 31, 2007 and 2006, the Company had available borrowings under repurchase agreements of $10,000,000.
22

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Trust preferred securities currently qualify for up to 25% of the Company’s Tier I Capital, with the excess qualifying as Tier 2 Capital.  On March 1, 2005, the Federal Reserve Board of Governors, which is the banking regulator for the Holding Company, approved final rules that allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital, subject to new, stricter limitations.  The Company has until March 31, 2009 to meet the new limitations.  Management does not believe these final rules will have a significant impact on the Company.

The subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities.  The subordinated debentures, which bear interest at the three month LIBOR plus 3.15% (8.0075% at December 31, 2007), mature on March 26, 2033 and can be redeemed at the Company’s option in 2008.

The duration of the Trust is 30 years with early redemption at par at the Company’s option in 2008, or earlier in the event of certain regulatory or tax changes.  The trust securities also bear interest at the three month LIBOR plus 3.15%.

Other borrowings

At December 31, 2007 and 2006, the Company had available borrowings under federal funds or letters of credit from its correspondent bank of $3,000,000 and had no amounts outstanding at those dates.
23

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Maturity of borrowings

The contractual maturities of the Company’s borrowings at December 31, 2007, by year, are as follows:

	Fixed	Floating
	Rate	Rate	Total

2008	$ 37,500,000	$ -	$ 37,500,000
2009	-	-	-
2010	-	-	-
2011	-	-	-
2012	10,000,000	-	10,000,000
Thereafter	7,000,000	8,248,000	15,248,000
Total borrowings	$ 54,500,000	$ 8,248,000	$ 62,748,000

Note 9.	Commitments and Contingencies

Operating leases

The Company has non-cancelable operating leases for its main office, seventeen other branch banking offices, mortgage brokerage offices and additional space for administrative and operational activities.  Under these lease agreements, the Company is required to pay certain executory costs such as insurance and property taxes.  The Company also leases parking space under a noncancelable operating lease agreement and certain equipment under cancelable and noncancelable arrangements.

The Company has received regulatory approval to open two new branch offices.  The Company entered into non-cancelable leases for these locations.
24

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Future minimum rental commitments under the terms of these leases, including leases related to the approved new branch offices, by year and in the aggregate, are as follows:

Years Ending December 31,	Amount

2008	$2,542,869
2009	2,507,012
2010	2,513,281
2011	2,370,766
2012	2,026,281
Thereafter	6,712,041
$18,672,250

Total rental expense charged to operations for cancelable and noncancelable operating leases was $2,636,257, $1,677,824 and $1,194,449 for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company subleases excess space at three locations.  Income from subleases included in noninterest expense was $54,330, $57,402 and $73,545 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company and the Bank have also entered into a change of control agreement with the President that entitles the President to a lump sum payment of two and one-half times the greater of the President’s base salary at the time or total compensation for the most recently completed fiscal year at the time of the change in control.  This agreement is substantially similar to those described below for other executive officers.
25

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

The provisions of the early termination clause apply only to termination of the Agreement prior to a change of control.  Termination of the Agreement following a change of control shall be governed by the change of control provisions.

Other Employment Agreements

In December 2007, the Company entered into an employment agreement with its Chief Financial Officer that expires on December 31, 2010.  The agreement provides for, among other things, a stipulated base salary and annual discretionary bonuses as determined by the Board of Directors.  In addition, the Chief Financial Officer has a change of control agreement that entitles the Chief Financial Officer to a lump sum payment of two and one-half times the greater of the Chief Financial Officer’s base salary at the time or total compensation for the most recently completed fiscal year.

Effective January 1, 2008, the Company entered into a one-year employment agreement with an officer of the Bank who serves as Executive Vice President and Sales Manager of Retail Brokerage, which replaced a contract that expired on December 31, 2007.  The agreement provides for, among other things, a minimum base salary and commission arrangement, as well as additional compensation based upon the revenue generated by direct reports, and for reimbursement of expenses incurred incidental to duties as an officer.  The agreement terminates on December 31, 2008.

In addition, three other executive officers of the Company have change of control agreements that entitle such officers to receive two or two and one-half times the greater of the officer’s base salary at the time or total compensation for the most recently completed fiscal year if a change of control occurs while such officers are full time officers of the Company or within six months following termination of employment other than for cause or by reason of death or disability.

Legal Matters

The Company is involved in various legal proceedings which have arisen in the normal course of business.  Management believes that the resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

26

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 10.	Income Taxes

The components of the income tax provision for the years ended December 31, 2007, 2006 and 2005 are as follows:

		2007	2006	2005

Current
Federal		$ 1,335,303	$ 1,408,384	$ 1,211,403
State		459,732	356,958	308,430
	Total	1,795,035	1,765,342	1,519,833

Deferred
Federal		(208,350)	(402,384)	(454,457)
State		(49,685)	(95,958)	(108,376)
	Total	(258,035)	(498,342)	(562,833)

	Provision for income taxes	$ 1,537,000	$ 1,267,000	$ 957,000

A reconciliation of the anticipated income tax provision (computed by applying the statutory Federal income tax rate of 34% to the income before income taxes) to the income tax provision as reported in the statements of income for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Provision for income taxes at
statutory Federal rate	$ 1,433,100	$ 1,251,900	$ 803,600
State taxes, net of Federal benefit	231,800	200,100	117,000
Dividends received deduction	(122,600)	(77,500)	(68,500)
Nondeductible expenses	56,300	56,300	38,600
Amortization of goodwill	(11,100)	-	-
Change in cash surrender value
of life insurance	(77,400)	-	-
Over (under) accrual of income tax provision	21,880	(159,489)	86,800
Other	5,020	(4,311)	(20,500)
Total provision for income taxes	$ 1,537,000	$ 1,267,000	$ 957,000
27

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

At December 31, 2007 and 2006, the components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	2007	2006

Deferred tax assets:
Allowance for loan losses	$ 2,209,485	$ 2,193,055
Nonaccrual interest	77,222	55,015
Investment securities	32,790	417,363
Premises and equipment	391,724	302,847
Accrued expenses	124,239	28,382
Other	4,956	-
Gross deferred tax assets	2,840,416	2,996,662

Deferred tax liabilities
Tax bad debt recapture	49,580	63,746
Other	2,812	18,354
Gross deferred tax liabilities	52,392	82,100

Deferred tax asset, net	$ 2,788,024	$ 2,914,562

The allocation of the deferred tax provision (benefit) involving items charged to current year income and items charged directly to equity for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Deferred tax provision (benefit) allocated to equity	$ 384,573	$ 259,375	$ (435,721)

Deferred tax provision (benefit) allocated to operations	(258,035)	(498,342)	(562,833)

Total deferred tax benefit	$ 126,538	$ (238,967)	$ (998,554)

Note 11.	Goodwill and other intangible assets

On November 17, 2006, the Company acquired the assets and assumed deposit liabilities of a branch office from millennium bcpbank, N.A.  In consideration for the assumption of approximately $3,146,000 in deposit liabilities, the Company received approximately $2,586,000 in cash and other assets.  The Company accounted for this branch acquisition as a business combination and recorded the acquired tangible and identifiable intangible assets and liabilities at fair value with the remainder recorded as goodwill.  In connection with this purchase, the Company has recorded $435,400 in goodwill and a core deposit intangible of $124,600.  The core deposit intangible is being amortized over the estimated life of the
28

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

related deposits of eight years assuming deposit runoff over the same period.  The net book value of the Company’s goodwill and core deposit intangibles at December 31, 2007 and 2006 is as follows:

	2007	2006

Goodwill	$1,365,491	$1,365,491

Core deposit intangible	124,600	124,600
Less accumulated amortization	21,016	2,440
	103,584	122,160
Total goodwill and other intangible assets	$1,469,075	$1,487,651

Amortization expense for the years ended December 31, 2007 and 2006 was $18,576 and $2,440.  Expected future amortization expenses is as follows:

Years Ending December 31,	Amount

2008	$ 17,684
2009	16,793
2010	15,903
2011	15,012
2012	14,122
Thereafter	24,070
$ 103,584

Based on the Company’s annual impairment tests goodwill and the core deposit intangible were not impaired for the years ended December 31, 2007, 2006 and 2005.

Note 12.	Cash Surrender Value of Life Insurance

The Bank has an investment in, and is the beneficiary of, life insurance policies.  The purpose of these life insurance investments is to provide income through the appreciation in the cash surrender value of the policies on the lives of certain officers and employees of the Bank.  These policies have an aggregate cash surrender value of $18,193,684 at December 31, 2007.  These assets are unsecured and maintained in a separate account with one insurance carrier.  Income earned on these life insurance policies aggregated $193,684 for the year ended December 31, 2007 and is included in noninterest income.
29

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 13.	Shareholders’ Equity

Common stock

During 2007, 5,000 options were exercised resulting in proceeds to the Company of $50,551 and 2,350 shares were issued to directors in payment of directors’ fees of $49,961.

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

Stock Repurchase Program

In January of 2008, the Board of Directors authorized and approved the 2008 Stock Repurchase Plan, whereby the Company may repurchase up to 200,000 of its issued and outstanding common shares in the open market.  The repurchase plan became effective in mid February 2008.  Pursuant to the terms of the Plan, Management’s discretion will determine the timing of the stock repurchase transactions, depending upon market conditions, share prices, and other factors including self-imposed blackout periods during which the Company and its insiders are prohibited from trading in the Company’s common stock.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.  The
30

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Repurchase Plan is intended to be structured to conform to the safe harbor provisions of Securities and Exchange Commission Rule 10b-18.

Income Per Share

The following tables present information about the computation of basic and diluted income per share for the years ended December 31, 2007, 2006 and 2005.

	2007
	Net Income	Shares	Per Share Amount
Basic Income Per Share
Income available to common shareholders	$2,677,926	4,742,609	$0.56

Effect of Dilutive Securities
Stock options outstanding	-	32,652	-

Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$2,677,926	4,775,261	$0.56

	2006
	Net Income	Shares	Per Share Amount
Basic Income Per Share
Income available to common shareholders	$2,415,155	3,621,250	$0.67

Effect of Dilutive Securities
Stock options outstanding	-	41,897	(0.01)

Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$2,415,155	3,663,147	$0.66

31

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

A summary of the status of the stock options at December 31, 2007, 2006 and 2005 is as follows:

2007	2006	2005

Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding at beginning
of year	65,000	$10.13	73,000	$10.13	110,000	$10.13
Exercised	5,000	10.11	8,000	10.11	37,000	10.15
Outstanding at end of year	60,000	10.13	65,000	10.13	73,000	10.13

Exercisable at end of year	60,000	10.13	65,000	10.13	73,000	10.13

The intrinsic value of options outstanding and exercisable at December 31, 2007 and 2006 was $497,400 and $977,795, respectively.  The intrinsic value of options exercised during the twelve months ended
32

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

December 31, 2007 and 2006 were $49,500 and $149,275, respectively.  There are no pro forma disclosures required for the twelve months ended December 31, 2007 and 2006, because there was no compensation expense attributed to these periods as no awards were granted or vested under this Plan during these periods.

The weighted-average remaining contractual life for the options outstanding at December 31, 2007 is 1.7 years.

The provisions in SFAS 123R have had no impact on existing plans under the employment agreements discussed below:

President’s Agreement

Included under the terms of an employment agreement, which expired on October 23, 2003 (the “Agreement”) between the Company and the President, was a provision for the Company to grant shares of the Company’s common stock, if available, or its cash equivalent, if not, to the President on December 31, 2000, and annually thereafter through December 31, 2003.  The number of shares to be granted was based on 30% of the President’s base salary for the preceding annual employment period.  Compensation cost for grants through 2002 were recognized over the period ending with the expiration date of the Agreement and compensation cost for the 2003 grant was recognized over the term of the most recently expired contract.  This stock grant settled in cash each year from 2001 through 2007.  There was no expense charged to operations related to this component of the Agreement for the twelve months ended December 31, 2007; for the twelve months ended December 31, 2006, and 2005 the expense charged to operations was $51,951 and $46,247, respectively.

The Agreement also provided for the grant of options to purchase a minimum of 10,000 shares of the Company’s common stock on December 31, 2000, and annually thereafter through December 2002, and on December 31, 2003, if the President remained employed by the Bank.  In the event that the Company did not have stock options available to grant at any of the stipulated dates, which was the case at December 31, 2000, 2001, 2002 and 2003, the President was able to elect, on a future determination date, to be chosen by the President, to receive cash compensation equal to the difference between the value of the Company’s stock at the time the options would have been granted, and the value of the Company’s stock on the determination date.  The President has the equivalent of 15,000 options remaining under this section of the Agreement.  There was no expense charged to operations related to the option component of the Agreement for the twelve months ended December 31, 2007; for the twelve months ended December 31, 2006 and 2005 the expense charged to operations was $114,998 and $114,338, respectively.
33

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Stock Appreciation Rights Plan

During 2001, the Company adopted the Patriot National Bancorp, Inc. 2001 Stock Appreciation Rights Plan (the “SAR Plan”), providing for the grant by the Company of stock appreciation rights to officers of the Company.  Stock appreciation rights entitle the officers to receive, in cash or Company common stock, the appreciation in the value of the Company’s common stock from the date of grant.  Each award vested at the rate of 20% per year from the date of grant.  Any unexercised rights will expire ten years from the date of grant.  During 2001, the Company granted a total of 18,000 stock appreciation rights to three Company executive officers, and for the twelve months ended December 31, 2007 there was no expense charged to operations under the SAR Plan; for the years ended December 31, 2006 and 2005 $89,880 and $67,932, respectively were charged to operations.  At December 31, 2007 there are 12,000 unexercised rights under this plan.

Rights Agreement

On April 15, 2004, the Board of Directors of the Company declared, effective as of April 19, 2004, a dividend distribution of one Right for each outstanding share of common stock of the Company.  The dividend was payable on April 29, 2004 to the stockholders of record as of the close of business on that date.  Each Right entitles the registered holder to purchase from the Company 8.152 shares of the Company’s common stock, at a price of $60.00, or $7.36 per share subject to adjustment.  The description and terms of the Rights are set forth in a Rights Agreement, dated as of April 19, 2004 between the Company and Registrar and Transfer Company.  The First Amendment to the Rights Agreement was filed on January 24, 2008.

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
34

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 14.	401(k) Savings Plan

The Company offers employees participation in the Patriot National Bank 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code.  The 401(k) Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations.  The Company may make discretionary matching contributions to the 401(k) Plan.  Participants are immediately vested in their contributions and fully vested in Company contributions after two years.  The Company contributed approximately $179,000, $147,000 and $140,000 to the 401(k) Plan in 2007, 2006 and 2005, respectively.

Note 15.	Financial Instruments With Off-Balance-Sheet Risk

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2007 and 2006:

	2007	2006

Commitments to extend credit:
Future loan commitments	$69,060,424	$54,134,247
Unused lines of credit	55,273,450	43,900,007
Undisbursed construction loans	118,619,531	97,977,899
Financial standby letters of credit	1,217,391	264,483
	$244,170,796	$196,276,636

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments to extend credit generally have fixed expiration dates
35

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception.  No liability related to guarantees was required to be recorded at December 31, 2007 or 2006.

Note 16.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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
36

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2007 and 2006 were (dollars in thousands):

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$ 79,093	12.17%	$ 51,992	8.00%	$ N/A	N/A
Tier I Capital (to Risk Weighted Assets)	73,420	11.30%	25,989	4.00%	N/A	N/A
Tier I Capital (Average Assets)	73,420	9.42%	31,176	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$ 78,111	12.03%	$ 51,944	8.00%	$ 64,930	10.00%
Tier I Capital (to Risk Weighted Assets)	72,438	11.15%	25,987	4.00%	38,980	6.00%
Tier I Capital (to Average Assets)	72,438	9.30%	31,156	4.00%	38,945	5.00%

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$ 77,107	15.34%	$ 40,212	8.00%	$ N/A	N/A
Tier I Capital (to Risk Weighted Assets)	71,477	14.22%	20,106	4.00%	N/A	N/A
Tier I Capital (Average Assets)	71,477	11.63%	24,584	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$ 75,499	15.02%	$ 40,213	8.00%	$ 50,266	10.00%
Tier I Capital (to Risk Weighted Assets)	69,869	13.90%	20,106	4.00%	30,159	6.00%
Tier I Capital (to Average Assets)	69,869	11.37%	24,580	4.00%	30,725	5.00%

37

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company.  However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances.  The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years.  As of December 31, 2007, the Bank had retained earnings of approximately $10,135,000, of which $5,667,000 is available for distribution to the Company as dividends without prior regulatory approval.  The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the Federal Reserve Bank may impose further dividend restrictions on the Company.

Loans or advances to the Company by the Bank are limited to 10% of the Bank's capital stock and surplus on a secured basis.

Note 17.	Related Party Transactions

In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership.  Such loans are transacted at terms, including interest rates, similar to those available to unrelated customers.

Changes in loans outstanding to such related parties during 2007 and 2006 are as follows:

	2007	2006

Balance, beginning of year	$51,181	$153,394
Additional loans	1,172,123	4,612
Repayments	(331,699)	(106,825)
Balance, end of year	$891,605	$51,181

Related party deposits aggregated approximately $5,239,000 and $7,300,000 as of December 31, 2007 and 2006, respectively.

The Company leases office space to a director of the Company under two leases.  Rental income under these leases for the years ended December 31, 2007, 2006 and 2005, was approximately $27,000, $28,300 and $28,300, respectively.

During 2007, 2006 and 2005, the Company paid legal fees of approximately $14,800, $6,200 and $18,600, respectively, to an attorney who is a director of the Company.
38

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 18.	Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

2007

Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Unrealized holding gains arising during period	$1,012,035	$(384,573)	$627,462

Add reclassification adjustment for gains
recognized in net income	-	-	-

Unrealized holding gain on available for sale
securities, net of taxes	$1,012,035	$(384,573)	$627,462

2006

Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Unrealized holding gains arising during period	$682,562	$(259,375)	$423,187

Add reclassification adjustment for gains
recognized in net income	-	-	-

Unrealized holding gain on available for sale
securities, net of taxes	$682,562	$(259,375)	$423,187

2005

Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Unrealized holding losses arising during period	$(1,146,631)	$435,721	$(710,910)

Add reclassification adjustment for gains
recognized in net income	-	-	-

Unrealized holding loss on available for sale
securities, net of taxes	$(1,146,631)	$435,721	$(710,910)
39

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 19.	Fair Value of Financial Instruments and Interest Rate Risk

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2007 and 2006.  The estimated fair value amounts for 2007 and 2006 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

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
40

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

As of December 31, 2007 and 2006, the recorded book balances and estimated fair values of the Company’s financial instruments were (in thousands):

	2007		2006
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value
Financial Assets:
Cash and noninterest bearing deposits due from banks	$ 2,692	$ 2,692	$ 3,865	$ 3,865
Interest bearing deposits due from banks	68	68	3	3
Federal funds sold	11,000	11,000	27,000	27,000
Short-term investments	252	252	24,606	24,606
Available for sale securities	67,290	67,290	67,093	67,093
Federal Reserve Bank stock	1,912	1,912	1,912	1,912
Federal Home Loan Bank stock	2,656	2,656	1,217	1,217
Loans receivable, net	685,886	662,375	506,884	474,079
Accrued interest receivable	4,576	4,576	3,542	3,542

Financial Liabilities:
Demand deposits	$ 51,926	$ 51,926	$ 56,680	$ 56,680
Savings deposits	34,261	34,261	25,993	25,993
Money market deposits	34,881	34,881	40,936	40,936
NOW accounts	19,462	19,462	26,882	26,882
Time deposits	531,869	533,646	410,961	413,951
FHLB borrowings	47,500	47,599	8,000	7,981
Securities sold under repurchase agreements	7,000	7,271	-	-
Subordinated debt	8,248	8,248	8,248	8,248
Accrued interest payable	295	295	182	182

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2007 and 2006.  The estimated fair value of fee income on letters of credit at December 31, 2007 and 2006 was insignificant.

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
41

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 20.	Segment Reporting

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

The Company’s loan and deposit customers are primarily residents and businesses located in the Connecticut communities in which the Company has branches, as well as in bordering communities.  Its lending customers extend beyond these areas and also include other nonadjacent towns in Fairfield and New Haven Counties in Connecticut and towns in Westchester County, New York City and Long Island, New York.  The Company also makes loans from its Melville (Long Island), New York loan production office.

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
42

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 21.                   Parent Company Statements

The following represent the Parent Company’s balance sheets as December 31, 2007 and 2006, and statements of income and cash flows for the years ended December 31, 2007, 2006, and 2005.

BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from banks	$ 725,879	$ 1,369,758
Investment in subsidiaries	74,179,498	70,979,561
Other assets	450,326	454,729
Total assets	$ 75,355,703	$ 72,804,048

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	8,248,000	8,248,000
Accrued expenses and other liabilities	272,336	272,703
Shareholders' equity	66,835,367	64,283,345
Total liabilities and shareholders' equity	$ 75,355,703	$ 72,804,048

STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues
Dividends from subsidiary bank	$ 897,381	$ 1,182,946	$ 733,144
Total revenue	897,381	1,182,946	733,144

Expenses
Interest on subordinated debt	711,967	693,699	543,657
Other expenses	30,000	30,000	30,000
Total expenses	741,967	723,699	573,657

Income before equity in undistributed
net income of subsidiaries	155,414	459,247	159,487

Equity in undistributed net income of subsidiaries	2,522,512	1,955,909	1,247,140

Net income	$ 2,677,926	$ 2,415,156	$ 1,406,627
43

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash Flows from Operating Activities
Net income	$ 2,677,926	$ 2,415,156	$ 1,406,627
Adjustments to reconcile net income to net cash provided by
operating activities:
Undistributed income of subsidiaries	(2,522,512)	(1,955,909)	(1,247,140)
Payment of fees to directors in common stock	49,961	24,928	26,250
Change in assets and liabilities:	-
Decrease (increase) in other assets	4,403	6,159	(84,682)
(Decrease) Increase in accrued expenses and other liabilities	(700)	18,884	32,709
Net cash provided by operating activities	209,078	509,218	133,764

Cash Flows from Investing Activities
Net investment in bank subsidiary	(49,961)	(29,624,933)	(10,992,131)
Net cash used in investing activities	(49,961)	(29,624,933)	(10,992,131)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	50,551	30,746,845	11,341,317
Dividends paid on common stock	(853,547)	(617,334)	(402,899)
Net cash provided by financing activities	(802,996)	30,129,511	10,938,418

Net increase (decrease) in cash and cash equivalents	(643,879)	1,013,796	80,051

Cash and cash equivalents
Beginning	1,369,758	355,962	275,911

Ending	$ 725,879	$ 1,369,758	$ 355,962

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$ 712,665	$ 692,536	$ 540,949

Accrued dividends declared on common stock	$ 213,608	$ 213,277	$ 129,226

44