Form 10-K/A
period 2007-12-31
PATRIOT NATIONAL BANCORP INC
filed 2008-05-12
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant in a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.   Yes     No ☑

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     ☑          No             

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
Large accelerated filer                       Accelerated filer                    ☑           Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).
Yes                      No           ☑

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

Incorporated into Part III of this Form 10-K.

INDEX

Page
Explanatory Note

PART IV
Item 15.	Exhibits, Financial Statement Schedules

(a) Exhibits
	EX 31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	EX 31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Table of Contents:

EXPLANATORY NOTE

Patriot National Bancorp, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) for the purpose of amending its Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 17, 2008 (the “Original Filing”).  This Amendment is being filed to include the appropriate form of Exhibit 31.1, Certification by Chief Executive Officer, and Exhibit 31.2, Certification by Chief Financial Officer, as set forth in the attached exhibits.  This Amendment does not update or restate any information in the Original Filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot National Bancorp, Inc.
(Registrant)

By: /s/ Angelo De Caro
Name: Angelo De Caro
Title: Chairman & Chief Executive Officer

Date: May 9, 2008