Form 10-Q
period 2008-03-31
PATRIOT NATIONAL BANCORP INC
filed 2008-05-12
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Large Accelerated Filer ____     Accelerated Filer __X__     Non-Accelerated Filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ____   No    X

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 4,751,844 shares issued and outstanding as of the close of business April 30, 2008.

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	34

Part II	OTHER INFORMATION

Item 1A.	Risk Factors	34

Item 6.	Exhibits	35

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$ 10,671,404	$ 2,760,246
Federal funds sold	12,600,000	11,000,000
Short term investments	5,455,546	251,668
Cash and cash equivalents	28,726,950	14,011,914

Available for sale securities (at fair value)	60,831,388	67,290,040
Federal Reserve Bank stock	1,913,200	1,911,700
Federal Home Loan Bank stock	2,856,100	2,656,100
Loans receivable (net of allowance for loan losses: 2008 $6,149,620
2007 $5,672,620)	754,649,235	685,885,990
Accrued interest receivable	5,029,539	4,576,018
Premises and equipment	7,976,472	7,805,565
Deferred tax asset, net	2,626,501	2,788,024
Goodwill and other intangible assets	1,464,653	1,469,075
Cash surrender value of life insurance	18,424,926	18,193,684
Other assets	1,153,867	942,144
Total assets	$ 885,652,831	$ 807,530,254

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$ 52,594,143	$ 51,925,991
Interest bearing deposits	712,994,997	620,473,418
Total deposits	765,589,140	672,399,409
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	35,000,000	47,500,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	2,729,177	5,547,478
Total liabilities	818,566,317	740,694,887

Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; shares
issued and outstanding: 2008 - 4,751,844 2007 - 4,746,844	9,503,688	9,493,688
Additional paid in capital	49,589,669	49,549,119
Retained earnings	7,783,119	7,846,060
Accumulated other comprehensive income - net unrealized gain
(loss) on available for sale securities, net of taxes	210,038	(53,500)
Total shareholders' equity	67,086,514	66,835,367
Total liabilities and shareholders' equity	$ 885,652,831	$ 807,530,254

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Interest and Dividend Income
Interest and fees on loans	$ 13,322,161	$ 10,336,121
Interest and dividends on investment securities	922,104	1,015,259
Interest on federal funds sold and other cash equivalents	54,411	213,228
Total interest and dividend income	14,298,676	11,564,608

Interest Expense
Interest on deposits	7,609,656	5,693,242
Interest on Federal Home Loan Bank borrowings	301,270	98,450
Interest on subordinated debt	160,091	171,398
Interest on other borrowings	79,649	-
Total interest expense	8,150,666	5,963,090

Net interest income	6,148,010	5,601,518

Provision for Loan Losses	477,000	-

Net interest income after
provision for loan losses	5,671,010	5,601,518

Noninterest Income
Mortgage brokerage referral fees	54,114	288,334
Loan origination & processing fees	106,024	48,602
Fees and service charges	250,856	181,342
Other income	342,745	66,736
Total noninterest income	753,739	585,014

Noninterest Expenses
Salaries and benefits	3,311,051	3,091,955
Occupancy and equipment expense, net	1,296,919	947,064
Data processing and other outside services	466,349	412,329
Professional services	223,376	136,335
Advertising and promotional expenses	186,995	199,302
Loan administration and processing expenses	59,519	38,819
Regulatory assessments	169,410	64,455
Other real estate operations	-	(6,962)
Other noninterest expenses	508,463	459,816
Total noninterest expenses	6,222,082	5,343,113

Income before income taxes	202,667	843,419

Provision for Income Taxes	52,000	327,000

Net income	$ 150,667	$ 516,419

Basic income Per Share	$ 0.030	$ 0.11

Diluted income Per Share	$ 0.030	$ 0.11

Dividends per share	$ 0.045	$ 0.045

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net income	$150,667	$516,419

Unrealized holding gains on securities:
Unrealized holding gains arising
during the period, net of taxes	263,538	222,110

Comprehensive income	$414,205	$738,529

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid-In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Gain (Loss)	Total

Three months ended March 31, 2007

Balance at December 31, 2006	4,739,494	$9,478,988	$49,463,307	$6,022,012	$(680,962)	$64,283,345

Comprehensive income
Net income				516,419		516,419
Unrealized holding gain on available for
sale securities, net of taxes					222,110	222,110
Total comprehensive income						738,529

Dividends				(213,278)		(213,278)

Balance, March 31, 2007	4,739,494	$9,478,988	$49,463,307	$6,325,153	$(458,852)	$64,808,596

Three months ended March 31, 2008

Balance at December 31, 2007	4,746,844	$9,493,688	$49,549,119	$7,846,060	$(53,500)	$66,835,367

Comprehensive income
Net income				150,667		150,667
Unrealized holding gain on available for
sale securities, net of taxes					263,538	263,538
Total comprehensive income						414,205

Dividends				(213,608)		(213,608)

Issuance of capital stock	5,000	10,000	40,550			50,550

Balance, March 31, 2008	4,751,844	$9,503,688	$49,589,669	$7,783,119	$210,038	$67,086,514

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash Flows from Operating Activities
Net income	$150,667	$516,419
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	43,444	48,349
Provision for loan losses	477,000	-
Amortization of core deposit intangible	4,422	4,644
Earnings on cash surrender value of life insurance	(231,242)	-
Depreciation and amortization	386,311	236,919
Loss on disposal of bank premises and equipment	46	137
Changes in assets and liabilities:
Increase in deferred loan fees	19,208	22,793
Increase in accrued interest receivable	(453,521)	(231,202)
Increase in other assets	(211,723)	(158,450)
Decrease in accrued expenses and other liabilities	(2,818,301)	(1,187,250)
Net cash used in operating activities	(2,633,689)	(747,641)

Cash Flows from Investing Activities
Purchase of available for sale securities	(8,366,036)	(3,000,125)
Principal repayments on available for sale securities	3,206,305	3,663,353
Proceeds from redemptions of available for sale securities	12,000,000	-
Purchase of Federal Reserve Bank Stock	(1,500)	-
Purchase of Federal Home Loan Bank Stock	(200,000)	-
Net increase in loans	(69,259,453)	(41,876,500)
Purchase of bank premises and equipment	(557,264)	(2,515,429)
Net cash used in investing activities	(63,177,948)	(43,728,701)

Cash Flows from Financing Activities
Net decrease in demand, savings and money market deposits	12,857,202	10,987,458
Net increase in time certificates of deposits	80,332,529	67,841,037
Proceeds from FHLB borrowings	111,000,000	-
Principal repayments of FHLB borrowings	(123,500,000)	-
Proceeds from issuance of common stock	50,550	-
Dividends paid on common stock	(213,608)	(213,278)
Net cash provided by financing activities	80,526,673	78,615,217

Net increase in cash and cash equivalents	14,715,036	34,138,875

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash and cash equivalents
Beginning	14,011,914	55,474,539

Ending	$28,726,950	$89,613,414

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$8,102,629	$5,953,409

Income taxes	$352,599	$195,000

Supplemental disclosures of noncash investing and financing activities:

Unrealized holding gain on available for sale
securities arising during the period	$425,061	$358,241

Dividends declared on common stock	$213,608	$213,278

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.     Basis of Financial Statement Presentation

The Consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp”) at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2007.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for the remainder of 2008.

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.  Such reclassifications had no effect on net income.

Note 2.     Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	March 31,	December 31,
	2008	2007

U. S. Government sponsored
agency obligations	$ 6,004,629	$ 16,924,648
U. S. Government Agency and sponsored
agency mortgage-backed securities	46,785,585	41,325,870
Money market preferred
equity securities	8,041,174	9,039,522
Total Available for Sale Securities	$ 60,831,388	$ 67,290,040

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale securities at March 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Government sponsored
agency obligations	$ 6,000,000	$ 4,629	$ -	$ 6,004,629
U. S. Government Agency and sponsored
agency mortgage-backed securities	46,451,442	413,639	(79,496)	46,785,585
Money market preferred
equity securities	8,041,174	-	-	8,041,174
Total Available For Sale Securities	$ 60,492,616	$ 418,268	$ (79,496)	$ 60,831,388

At March 31, 2008, gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $418,268 and $79,496, respectively.  Of the securities with unrealized losses, there are 15 U. S. Government Agency and sponsored agency mortgage-backed securities that have unrealized losses for a period in excess of twelve months, with a combined current unrealized loss of $79,496.  Management does not believe that any of the unrealized losses are other than temporary since they are the result of changes in the interest rate environment and they relate to mortgage-backed securities issued by U.S. Government Agencies and sponsored agencies.  Bancorp has the ability to hold these securities to maturity, if necessary, and expects to receive all contractual principal and interest related to these investments.  As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent negative effect on capital.

Note 3.     Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	March 31,	December 31,
	2008	2007
Real Estate
Commercial	$257,537,069	$233,121,685
Residential	125,402,792	110,154,838
Construction	275,825,146	254,296,326
Construction to permanent	37,747,013	37,701,509
Commercial	28,786,578	27,494,531
Consumer installment	1,386,495	1,270,360
Consumer home equity	35,769,942	29,154,498
Total Loans	762,455,035	693,193,747
Premiums on purchased loans	193,970	195,805
Net deferred fees	(1,850,150)	(1,830,942)
Allowance for loan losses	(6,149,620)	(5,672,620)
Loans receivable, net	$754,649,235	$685,885,990

Analysis of Allowance for Loan Losses

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ending
	March 31,
(Thousands of dollars)	2008	2007

Balance at beginning of period	$5,673	$5,630
Charge-offs	-	-
Recoveries	-	-
Net (charge-offs) recoveries	-	-
Provision charged to operations	477	-
Balance at end of period	$6,150	$5,630

Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period.	0.00%	0.00%

Note 4.     Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	March 31,	December 31,
	2008	2007

Noninterest bearing	$52,594,143	$51,925,991

Interest bearing
NOW	25,441,609	19,462,123
Savings	34,755,408	34,261,389
Money market	40,596,382	34,880,837
Time certificates, less than $100,000	345,768,287	300,502,281
Time certificates, $100,000 or more	266,433,311	231,366,788
Total interest bearing	712,994,997	620,473,418
Total Deposits	$765,589,140	$672,399,409

Note 5.     Borrowings

In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $84.0 million in additional advances from the Federal Home Loan Bank of Boston, which includes a $2.0 million overnight line of credit.  The Bank also has arranged a $3.0 million overnight line of credit from a correspondent bank and $10.0 million under a repurchase agreement; no amounts were outstanding under these two arrangements at March 31, 2008.

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

The following is information about the computation of income per share for the three months ended March 31, 2008 and 2007:

Three months ended March 31, 2008

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$ 150,667	4,751,020	$ 0.03
Effect of Dilutive Securities
Stock Options outstanding	-	19,455	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$ 150,667	4,770,475	$ 0.03

Three months ended March 31, 2007

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$ 516,419	4,739,494	$ 0.11
Effect of Dilutive Securities
Stock Options outstanding	-	37,750	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$ 516,419	4,777,244	$ 0.11

Note 7.     Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gain
arising during the period	$425,061	$(161,523)	$263,538	$358,241	$(136,131)	$222,110

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding gain
on available for sale securities,
net of taxes	$425,061	$(161,523)	$263,538	$358,241	$(136,131)	$222,110

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

Financial instruments whose contractual amounts represent credit risk are as follows at
March 31, 2008:

Commitments to extend credit:
Future loan commitments	$ 71,769,437
Unused lines of credit	62,133,408
Undisbursed construction loans	86,746,286
Financial standby letters of credit	1,642,391
$ 222,291,522

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception.  No liability related to guarantees was required to be recorded at March 31, 2008.

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

Effective January 1, 2007, Bancorp has adopted the provisions of FIN 48 and has analyzed its federal and significant state filing positions.  The periods subject to examination for Bancorp’s federal returns are the tax years 2004 through 2006.  The periods subject to examination for Bancorp’s significant state return, which is Connecticut, are the tax years 2004 through 2006.  Bancorp believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded pursuant to FIN 48, nor was there a cumulative effect recorded related to adopting FIN 48.

Bancorp’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

Note 10.                      Fair Value Measurements

Effective January 1, 2008, the Bancorp adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157," the Bancorp will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

o	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

o
Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

o
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Bancorp 's financial assets and financial liabilities carried at fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counter party credit quality, the Bancorp creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Bancorp valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Bancorp valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available-for-Sale:  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Bancorp obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

Impaired Loans:  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  Bancorp had no such loans at March 31, 2008.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value

Securities available for sale	$-	$60,831,388	$-	$60,831,388

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include measurement at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115." This standard allows an entity the option to elect to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Bancorp may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 became effective beginning January 1, 2008.  Bancorp elected not to measure any eligible items using the fair value option in accordance with SFAS 159 and therefore SFAS 159 had no impact on Bancorp’s financial statements.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial services companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effects of  Bancorp's opening of branches, (8) the effect of any decision by Bancorp to engage in any business not historically operated by it, (9) the ability of Bancorp to raise additional capital in the future and successfully deploy the funds raised, and (10) the state of the economy and real estate values in Bancorp’s market areas, and the consequent affect on the quality of Bancorp’s loans.  Other such factors may be described in Bancorp’s other filings with the SEC.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are considered impaired.  The adequacy of the general component is measured using a risk rating system.  Under this system, each loan is assigned a risk rating between one and nine; “one” being the least risk and “nine” reflecting the most risk or a complete loss.  Risk ratings are assigned based upon the recommendations of the credit analyst and originating loan officer, and are confirmed by the loan committee at the initiation of the transactions.  They are later reviewed and changed, when necessary, during the life of the loan.  Each of these risk ratings has a corresponding loan loss factor which is based on historical loss experience adjusted for qualitative factors.  These factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses.  Loans assigned a risk rating of “six” or above are monitored more closely by the credit administration officers and the loan committee.  Finally, the unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information such as unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

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

Summary

Bancorp’s net income of $151,000 ($0.03 basic and diluted income per share) for the quarter ended March 31, 2008 represents a decrease of $365,000, or 71%, as compared to net income of $516,000 ($0.11 basic and diluted income per share) for the quarter ended March 31, 2007.  Due to the significant declines in interest rates, the net interest margin for the quarter ended March 31, 2008 of 3.03% was down 47 basis points from the quarter ended March 31, 2007.  In addition, non-interest expenses increased by 16% primarily due to costs associated with the opening of six branches during 2007.  These two factors, combined with an increase in the allowance for loan losses of $477,000 due to significant loan growth during the quarter, resulted in a decline in net income of $365,000 from $516,000 for the quarter ended March 31, 2007 to $151,000 for the quarter ended March 31, 2008.

Total assets increased $78.2 million from $807.5 million at December 31, 2007 to $885.7 million at March 31, 2008.  Cash and cash equivalents increased $14.7 million to $28.7 million at March 31, 2008 as compared to $14.0 million at December 31, 2007.  The available for sale securities portfolio decreased $6.5 million to $60.8 million at March 31, 2008 from $67.3 million at December 31, 2007.  The net loan portfolio increased $68.7 million from $685.9 million at December 31, 2007 to $754.6 million at March 31, 2008.  Deposits increased $93.2 million to $765.6 million at March 31, 2008 from $672.4 million at December 31, 2007; borrowings decreased $12.5 million during the same period. Total shareholders’ equity increased $251,000 from $66.8 million at December 31, 2007 to $67.1 million at March 31, 2008.

Financial Condition

Assets

Bancorp’s total assets increased $78.2 million, or 10%, from $807.5 million at December 31, 2007 to $885.7 million at March 31, 2008.  The growth in assets was funded by an increase in deposits, which was largely attributable to promotions associated with the opening of two branches in the fourth quarter of 2007.  Cash and cash equivalents increased $14.7 million to $28.7 million at March 31, 2008 as compared to $14.0 million at December 31, 2007.  Cash and due from banks and Federal funds sold increased $7.9 million and $1.6 million, respectively, while short term investments increased $5.2 million; these increases are due to excess liquidity from deposit growth.

Investments

Available for sale securities decreased $6.5 million, or 10%, from $67.3 million at December 31, 2007 to $60.8 million at March 31, 2008.  Principal repayments on mortgage backed securities; the call of four government sponsored agency bonds and the redemption of one money market preferred security were partially offset by the purchase of $8.3 million in mortgage backed securities.

Loans

Bancorp’s net loan portfolio increased $68.7 million, or 10%, from $685.9 million at December 31, 2007 to $754.6 million at March 31, 2008.  The significant increase includes  a $24.4 million increase in commercial real estate loans, a $21.5 million increase in construction loans; a $15.2 million increase in residential real estate loans and a $6.6 million increase in home equity loans.

The sustained growth in the loan portfolio reflects the continued demand for real estate based financing in the local markets where the Bank primarily conducts its lending business.  The Bank offers a competitively priced and expanded product line, but due to changing economic and market conditions, management anticipates that loan growth will slow significantly as the year progresses.

At March 31, 2008, the net loan to deposit ratio was 99% and the net loan to total assets ratio was 85%.  At December 31, 2007, these ratios were 102% and 85%, respectively.

Allowance for Loan Losses

Based on management’s evaluation of the allowance for loan losses, management believes that the allowance of $6.1 million at March 31, 2008 and $5.7 million at December 31, 2007 are adequate under prevailing economic conditions, to absorb losses on existing loans.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	March 31,	December 31,
(Thousands of dollars)	2008	2007

Loans delinquent over 90 days	$ 107	$ 112
still accruing
Non accruing loans	5,127	3,832
Total	$ 5,234	$ 3,944
% of Total Loans	0.69%	0.57%
% of Total Assets	0.59%	0.49%

Potential Problem Loans

Non-accrual loans increased from $3.8 million at December 31, 2007 to $5.1 million at March 31, 2008 due to the addition of one loan.  The non-accrual portfolio consists of three relationships.  The loan relationship added in the first quarter is comprised of one loan for $1.6 million that is well secured and in the process of collection.  Of the other two relationships, one in the amount of $788,000 was paid down by $250,000 during the quarter with the balance well secured by real estate.  The Bank and the borrower on the third relationship, which totals $2.8 million, continue to negotiate a possible debt restructure.  This relationship includes an SBA guarantee on a portion of the balance with additional collateral consisting of commercial and residential real estate, as well as business assets.

Loans delinquent over 90 days and still accruing were comprised of two loans totaling $107,000, which are past maturity.  One for $1,000 is a possible charge-off; the second for $106,000 had a renewal that subsequently closed at the beginning of April.

At March 31, 2008, Bancorp had no loans, other than those disclosed above, for which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits increased $93.2 million or 14% from $672.4 million at December 31, 2007 to $765.6 million at March 31, 2008.  The Bank continues to execute its strategic plan and intends to open two additional branches in Fairfield County during 2008.  Management anticipates timing of deposit growth will fluctuate based on future branching activities.  Certificates of deposit increased $80.3 million or 15% primarily due to premium rate certificates of deposits offered in conjunction with branch opening promotions, as well as participation in the CDARS program.  Savings accounts increased $500,000 or 1.5% due primarily to increases in a competitively priced commercial statement savings product.  NOW accounts increased $6.0 million due to favorable fluctuations in attorney escrow accounts.  Consumer money market premium accounts increased $5.7 million; as a result of the uncertainty within the interest rate environment, certain customers are placing money in this liquid vehicle rather than locking it up in certificates of deposit.

Borrowings

At March 31, 2008, total borrowings were $50.2 million.  This reflects a decrease of $12.5 million since December 31, 2007 as short-term Federal Home Loan Bank advances, which matured during the quarter, were replaced with term deposits.

Capital

Capital increased $251,000 as income for the three months ended March 31, 2008 combined with an improvement in the market value of available for sale securities was partially offset by the declaration of quarterly dividends.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased by $21.9 million from $244.2 million on December 31, 2007 to $222.3 million on March 31, 2008 due primarily to additional draws on construction loans.

Results of Operations

Interest and dividend income and expense

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

			Three months ended March 31,
		2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$722,748	$13,322	7.37%	$530,741	$10,336	7.79%
Federal funds sold and
other cash equivalents	23,269	211	3.63%	41,073	527	5.13%
Investments	65,904	766	4.65%	69,330	701	4.04%
Total interest
earning assets	811,921	14,299	7.04%	641,144	11,564	7.21%

Cash and due from banks	5,963			4,578
Premises and equipment, net	7,647			4,898
Allowance for loan losses	(5,837)			(5,630)
Other assets	28,794			9,485
Total Assets	$848,488			$654,475

Interest bearing liabilities:
Deposits	$674,273	$7,610	4.51%	$518,298	$5,693	4.39%
FHLB advances	34,670	301	3.47%	8,000	98	4.90%
Subordinated debt	8,248	160	7.76%	8,248	171	8.29%
Other borrowings	7,017	80	4.56%	-	-	0.00%
Total interest
bearing liabilities	724,208	8,151	4.50%	534,546	5,962	4.46%

Demand deposits	50,959			49,651
Accrued expenses and
other liabilities	5,814			5,405
Shareholders' equity	67,507			64,873
Total liabilities and equity	$848,488			$654,475

Net interest income		$6,148			$5,602
Interest margin			3.03%			3.50%
Interest spread			2.54%			2.75%

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

	Three months ended March 31,
	2008 vs 2007
	Fluctuations in Interest
	Income/Expense
	Due to change in:
	Volume	Rate	Total
	(dollars in thousands)
Interest earning assets:
Loans	$ 3,568	$ (582)	$ 2,986
Federal funds sold and
other cash equivalents	(188)	(128)	(316)
Investments	(33)	98	65
Total interest
earning assets	3,347	(612)	2,735

Interest bearing liabilities:
Deposits	$ 1,758	$ 159	$ 1,917
FHLB advances	239	(36)	203
Subordinated debt	-	(11)	(11)
Other borrowings	80	-	80
Total interest
bearing liabilities	2,077	112	2,189

Net interest income	$ 1,270	$ (726)	$ 546

An increase in average interest earning assets of $170.8 million, or 27%, partially offset by a decrease in interest rates resulted in an increase in Bancorp’s interest income of $2.7 million or 24% for the quarter ended March 31, 2008 as compared to the same period in 2007.  Interest and fees on loans increased $3.0 million, or 29%, from $10.3 million for the quarter ended March 31, 2007 to $13.3 million for the quarter ended March 31, 2008.  This increase was primarily the result of the increase in the average outstanding balances of the loan portfolio partially offset by the impact of a decrease in interest rates.  Interest income  on investments increased by 9% due primarily to increases in rates earned on money market preferred equity securities and mortgage-backed securities.  Interest income on federal funds sold and other cash equivalents decreased as a result of a decrease in average balances followed by a decrease in short-term interest rates. For the three months ended March 31, 2008, interest and dividend income was $14.3 million, which represents an increase of $2.7 million, or 23%, as compared to interest and dividend income of $11.6 million for the same period last year.  This increase was primarily due to a 36% increase in average loan balances, which was partially offset by a decrease in interest rates.

Total interest expense for the quarter ended March 31, 2008 of $8.2 million represents an increase of $2.2 million, or 37%, as compared to the same period last year.  This increase in interest expense is the result of higher average balances of interest bearing liabilities of $189.4 million or 35%.  Average balances of deposit accounts increased $156.0 million, or 30% resulting in an increase in interest expense on deposits of $1.9 million, or 34%; average FHLB advances increased significantly, resulting in a corresponding increase in FHLB interest expense; and the decrease in the index to which the junior subordinated debt is tied resulted in a decrease in interest expense of $11,000, or 6%.

As a result of the above, Bancorp’s net interest income increased $546,000, or 10%, to $6.1 million for the three months ended March 31, 2008 as compared to $5.6 million for the same period last year; the net interest margin for the three months ended March 31, 2008 was 3.03% as compared to 3.50% for the three months ended March 31, 2007.  The decrease in the net interest margin for the three months ended March 31, 2008 is the result of the Federal Reserve making some unprecedented moves in reducing its benchmark federal funds rate by 125 basis points in January and reducing the rate by another 75 basis points in March; management expects an improvement in the net interest margin as maturing premium rate certificates of deposit renew at lower rates.

For the three months ended March 31, 2008, Bancorp achieved an annualized return on average equity ("ROE") of 1.20% and an annualized return on average assets ("ROA") of 0.10%.  The comparable ratios for the first quarter of 2007 were an annualized ROE of 4.07% and an annualized ROA of 0.37%.  Performance ratios for the first quarter of 2008 are not necessarily indicative of the results to be achieved for the remainder of the year.  At this time, Bancorp believes that income performance in subsequent quarters in 2008 will improve over that in the first quarter, thus resulting in a higher level of income than would result from an extrapolation of first quarter income performance.

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the Bank did not make a provision for loan losses during the first quarter of 2007, but provided $477,000 during the quarter ended March 31, 2008.  The provision for this quarter was based upon the growth in the portfolio and management’s assessment of changes in national and local economic and business conditions.  It did not relate to concern for any specific loans in the portfolio.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income increased $169,000, or 29%, from $585,000 for the quarter ended March 31, 2007 to $754,000 for the quarter ended March 31, 2008.  A decrease in the volume of loans placed with outside investors resulted in a decrease in mortgage brokerage and referral fee income of $234,000.  Deposit account related fees and service charges for the three months ended March 31, 2008 increased $70,000, or 38%, as compared to the same period last year.  This increase was primarily due to an increase in service charges assessed on deposit accounts resulting from increases in insufficient and uncollected funds transaction volumes.  Other income increased $276,000 as a result of earnings of $231,000 from the Bank-owned life insurance, which was purchased during the fourth quarter of 2007, and loan document preparation fees of $31,000.  The assets of the Bank-owned life insurance are invested in a separate account arrangement with a single insurance company which consists primarily of government sponsored agency mortgage-backed securities.

Non-interest expenses

Non-interest expenses increased $879,000, or 16%, to $6.2 million for the quarter ended March 31, 2008 from $5.3 million for the quarter ended March 31, 2007.  Salaries and benefits expense increased $219,000, or 7%, to $3.3 million for the quarter ended March 31, 2008 from $3.1 million for the quarter ended March 31, 2007.  This increase was primarily due to staffing additions for six branches that were opened during 2007 and additional loan officers.  Occupancy and equipment expense, net, increased $350,000, or 37% to $1.3 million for the quarter ended March 31, 2008 from $947,000 for the quarter ended March 31, 2007 due to the leasing of additional space for the new branches mentioned above, as well as depreciation expenses associated with outfitting the related branches.  Data processing and other outside services increased $54,000, or 13%, from $412,000 for the quarter ended March 31, 2007, to $466,000 for the quarter ended March 31, 2008.  This was due to an increase in ongoing maintenance charges for the implementation of new products and services, as well as additional costs resulting from the growth in the branch network.  Professional services increased $87,000, or 64%, to $223,000 for the quarter ended March 31, 2008 from $136,000 for the quarter ended March 31, 2007.  This was due to increased audit and accounting fees, primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.   Regulatory assessments increased $105,000 from $64,000 for the quarter ended March 31, 2007, to $169,000 for the quarter ended March 31, 2008 due to an increase in FDIC deposit insurance assessment fees.

Income Taxes

Bancorp recorded income tax expense of $52,000 for the quarter ended March 31, 2008 as compared to $327,000 for the quarter ended March 31, 2007.  This decrease is related primarily to the change in non-taxable income.  The effective tax rates for the quarters ended March 31, 2008 and March 31, 2007 of 26% and 39%, respectively, are based on Bancorp’s annual projections for the year.  The variance in effective tax rates is primarily due to higher levels of taxable income for the first quarter of 2008, most notably the Bank-owned life insurance.

Liquidity

Bancorp's liquidity ratio was 10% and 22% at March 31, 2008 and March 31, 2007, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets:  cash and due from banks, federal funds sold, short term investments and available for sale securities.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio.  Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

Capital

The following table illustrates Bancorp’s regulatory capital ratios at March 31, 2008 and December 31, 2007 respectively:

	March 31, 2008	December 31, 2007
Total Risk-based Capital	11.21%	12.17%
Tier 1 Risk-based Capital	10.34%	11.30%
Leverage Capital	8.67%	9.42%

The following table illustrates the Bank’s regulatory capital ratios at March 31, 2008 and December 31, 2007 respectively:

	March 31, 2008	December 31, 2007
Total Risk-based Capital	11.09%	12.03%
Tier 1 Risk-based Capital	10.22%	11.15%
Leverage Capital	8.57%	9.30%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.  Based on the above ratios, the Bank is considered to be “well capitalized” at March 31, 2008 under applicable regulations.

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

Qualitative Aspects of Market Risk

Bancorp’s goal is to maximize long term profitability while minimizing its exposure to interest rate fluctuations.  The first priority is to structure and price Bancorp’s assets and liabilities to maintain an acceptable interest rate spread while reducing the net effect of changes in interest rates.  In order to accomplish this, the focus is on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet.  One method of achieving this balance is to originate variable rate loans for the portfolio and purchase short-term investments to offset the increasing short term re-pricing of the liability side of the balance sheet.  In fact, a number of the interest bearing deposit products have no contractual maturity.  Therefore, deposit balances may run off unexpectedly due to changing market conditions.  Additionally, loans and investments with longer term rate adjustment frequencies are matched against longer term deposits and borrowings to lock in a desirable spread.

The exposure to interest rate risk is monitored by the Management Asset and Liability Committee consisting of senior management personnel.  The committee meets on a monthly basis, but may convene more frequently as conditions dictate.  The committee reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk.  This committee reports to the Board of Directors on a monthly basis regarding its activities.  In addition to the Management Asset and Liability Committee, there is a Board Asset and Liability Committee (“ALCO”), which meet quarterly.  ALCO monitors the interest rate risk analyses, reviews investment transactions during the period and determines compliance with Bank policies.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation.  The calculations use projected repricings of assets and liabilities at March 31, 2008 and December 31, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	March 31,	December 31,
	Points	Risk Guidelines	2008	2007

Gap percentage total		+/- 15%	2.07%	-8.33%
Net interest income	200	+/- 15%	-4.40%	-1.05%
	-200	+/- 15%	1.51%	-0.59%
Net portfolio value	200	+/- 25%	-4.92%	-12.60%
	-200	+/- 25%	8.71%	7.35%

Bancorp’s net interest income benefited from the growth in the balance sheet during 2008; the increase in net interest income was partially offset by a compressed interest margin due to more competitive pricing on loans and higher rates on deposit accounts.  Despite this, a 10% increase in the loan portfolio offset the negative impact on the increase in rates paid on deposits.  All of these factors contributed to higher levels of net interest income and net portfolio value in the base case scenario at March 31, 2008 as compared to December 31, 2007 using Bancorp’s interest income simulation model.  Bancorp’s interest rate risk  position was within all of its interest rate risk guidelines at March 31, 2008.  The interest rate risk position is monitored on an ongoing basis and management reviews strategies designed to maintain all categories within guidelines.

The table below sets forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases.  The analyses indicate the rate risk embedded in Bancorp’s portfolio at the dates indicated should all interest rates instantaneously rise or fall.  The results of these changes are added to or subtracted from the base case; however, there are certain limitations to these types of analyses.  Rate changes are rarely instantaneous and these analyses may also overstate the impact of short-term repricings.

Net Interest Income and Economic Value
Summary Performance

March 31, 2008
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	24,708	(1,137)	-4.40%	90,282	(4,669)	-4.92%
+ 100	25,373	(472)	-1.83%	93,876	(1,075)	-1.13%
BASE	25,845			94,951
- 100	25,786	(59)	-0.23%	94,086	(865)	-0.91%
- 200	26,236	391	1.51%	103,221	8,270	8.71%

December 31, 2007
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	24,969	(265)	-1.05%	69,103	(9,966)	-12.60%
+ 100	25,138	(96)	-0.38%	73,971	(5,098)	-6.45%
BASE	25,234			79,069
- 100	25,316	82	0.32%	83,213	4,144	5.24%
- 200	25,084	(150)	-0.59%	84,881	5,812	7.35%

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1A.     Risk Factors

During the three months ended March 31, 2008, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

	3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3.2 to Bancorp’s Current Report on Form 8-K dated December 26, 2007 (Commission File No. 1-32007))

4
Reference is made to the Rights Agreement dated April 19, 2004 by and between Patriot National Bancorp, Inc. and Registrar and Transfer Company filed as Exhibit 99.2 to Bancorp’s Report on Form 8-K filed on April 19, 2004, and the First Amendment to the Rights Agreement dated January 23, 2008 filed as Exhibit 4.1 to Bancorp’s Report on Form 8-K dated January 24, 2008 which are incorporated herein by reference.

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

10(a)(5)
 Employment Agreement dated as of January 1, 2008 among Patriot National Bank, Bancorp and Robert F. O’Connell (incorporated by reference to Exhibit 10(a)(5) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 000-29599)).

10(a)(6)
Change of Control Agreement, dated as of January 1, 2007 among Robert F. O’Connell and Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(6) to Bancorp's Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(8)
Employment Agreement dated as of January 1, 2008 between Patriot National Bank and Marcus Zavattaro (incorporated by reference to Exhibit 10(a)(8) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 000-29599)).

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

10(a)(13)
Change of Control Agreement, dated as of January 1, 2007 between Martin G. Noble and Patriot National Bank (incorporated by reference to Exhibit 10(a)(13) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(14)
Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(14) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

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

On behalf of the registrant and as
chief financial officer)

May 12, 2008