Form 10-Q
period 2008-06-30
PATRIOT NATIONAL BANCORP INC
filed 2008-08-08
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Common stock, $2.00 par value per share, 4,752,370 shares issued and outstanding as of the close of business July 31, 2008.

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	37

Part II	OTHER INFORMATION

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 6.	Exhibits	39

PART I - FINANCIAL INFORMATION

Item 1:       Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$ 2,417,604	$ 2,760,246
Federal funds sold	29,700,000	11,000,000
Short term investments	1,307,933	251,668
Cash and cash equivalents	33,425,537	14,011,914

Available for sale securities (at fair value)	51,224,294	67,290,040
Federal Reserve Bank stock	1,913,200	1,911,700
Federal Home Loan Bank stock	4,199,300	2,656,100
Loans receivable (net of allowance for loan losses: 2008 $7,217,620;
2007 $5,672,620)	776,298,982	685,885,990
Accrued interest receivable	5,167,816	4,576,018
Premises and equipment	7,883,531	7,805,565
Deferred tax asset, net	2,737,267	2,788,024
Goodwill and other intangible assets	1,460,231	1,469,075
Cash surrender value of life insurance	18,683,417	18,193,684
Other assets	1,433,438	942,144
Total assets	$ 904,427,013	$ 807,530,254

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$ 66,295,842	$ 51,925,991
Interest bearing deposits	661,051,725	620,473,418
Total deposits	727,347,567	672,399,409
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	88,446,000	47,500,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	6,288,150	5,547,478
Total liabilities	837,329,717	740,694,887

Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; shares issued 2008 - 4,755,114; outstanding 4,752,530; 2007 issued and
outstanding: 2007 - 4,746,844	9,510,228	9,493,688
Additional paid in capital	49,633,062	49,549,119
Retained earnings	7,965,383	7,846,060
Less Treasury stock at cost: 2008 - 2,744 shares	(40,692)	-
Accumulated other comprehensive income - net unrealized gain
(loss) on available for sale securities, net of taxes	29,315	(53,500)
Total shareholders' equity	67,097,296	66,835,367
Total liabilities and shareholders' equity	$ 904,427,013	$ 807,530,254

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and Dividend Income
Interest and fees on loans	$ 13,775,210	$ 11,270,743	$ 27,097,371	$ 21,606,864
Interest and dividends on investment securities	706,199	1,155,542	1,628,304	2,170,801
Interest on federal funds sold	42,836	567,730	97,247	780,958
Total interest and dividend income	14,524,245	12,994,015	28,822,922	24,558,623

Interest Expense
Interest on deposits	6,824,965	6,897,473	14,434,621	12,590,716
Interest on Federal Home Loan Bank borrowings	380,516	22,598	681,786	121,047
Interest on subordinated debt	117,806	172,953	277,897	344,351
Interest on other borrowings	74,391	-	154,040	-
Total interest expense	7,397,678	7,093,024	15,548,344	13,056,114

Net interest income	7,126,567	5,900,991	13,274,578	11,502,509

Provision for Loan Losses	1,068,000	-	1,545,000	-

Net interest income after
provision for loan losses	6,058,567	5,900,991	11,729,578	11,502,509

Noninterest Income
Mortgage brokerage referral fees	96,445	216,377	150,559	504,711
Loan origination & processing fees	65,099	57,642	171,123	106,244
Fees and service charges	254,042	194,038	504,898	375,381
Gain on redemption of investment securities	-	5,000	-	5,000
Earnings on cash surrender value of life insurance	258,491	-	489,733	-
Other income	86,937	53,321	198,439	120,056
Total noninterest income	761,014	526,378	1,514,752	1,111,392

Noninterest Expenses
Salaries and benefits	3,352,789	3,083,862	6,663,840	6,175,817
Occupancy and equipment expense, net	1,306,448	1,013,192	2,603,367	1,960,256
Data processing and other outside services	457,878	486,788	924,227	898,004
Professional services	229,769	89,870	453,145	226,205
Advertising and promotional expenses	242,175	208,376	429,170	407,678
Loan administration and processing expenses	60,798	52,155	120,317	90,974
Regulatory assessments	194,395	179,212	363,805	243,667
Other real estate operations	-	(10,594)	-	(17,556)
Other noninterest expenses	526,090	450,159	1,034,553	911,088
Total noninterest expenses	6,370,342	5,553,020	12,592,424	10,896,133

Income before income taxes	449,239	874,349	651,906	1,717,768

Provision for Income Taxes	53,000	340,000	105,000	667,000

Net income	$ 396,239	$ 534,349	$ 546,906	$ 1,050,768

Basic income Per Share	$ 0.08	$ 0.11	$ 0.12	$ 0.22

Diluted income Per Share	$ 0.08	$ 0.11	$ 0.11	$ 0.22

Dividends per share	$ 0.045	$ 0.045	$ 0.090	$ 0.090
See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$ 396,239	$ 534,349	$ 546,906	$ 1,050,768

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period, net of taxes	(180,723)	(59,738)	82,815	162,372

Comprehensive income	$ 215,516	$ 474,611	$ 629,721	$ 1,213,140

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumulated
						Other
	Number of	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Stock	Capital	Earnings	Stock	Gain (Loss)	Total

Six months ended June 30, 2007

Balance at December 31, 2006	4,739,494	$ 9,478,988	$ 49,463,307	$ 6,022,012	$ -	$ (680,962)	$ 64,283,345

Comprehensive income
Net income				1,050,768			1,050,768
Unrealized holding gain on available for
sale securities, net of taxes						162,372	162,372
Total comprehensive income							1,213,140

Issuance of common stock
Stock issued to directors	2,350	4,700	45,261				49,961

Dividends				(426,661)			(426,661)

Balance, June 30, 2007	4,741,844	$ 9,483,688	$ 49,508,568	$ 6,646,119	$ -	$ (518,590)	$ 65,119,785

Six months ended June 30, 2008

Balance at December 31, 2007	4,746,844	$ 9,493,688	$ 49,549,119	$ 7,846,060	$ -	$ (53,500)	$ 66,835,367

Comprehensive income
Net income				546,906			546,906
Unrealized holding gain on available for
sale securities, net of taxes						82,815	82,815
Total comprehensive income							629,721

Issuance of common stock
Stock options exercised	5,000	10,000	40,550				50,550
Stock issued to directors	3,270	6,540	43,393				49,933
							100,483

Treasury Stock
Stock purchased under buyback					(40,692)		(40,692)

Dividends				(427,583)			(427,583)

Balance, June 30, 2008	4,755,114	$ 9,510,228	$ 49,633,062	$ 7,965,383	$ (40,692)	$ 29,315	$ 67,097,296

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash Flows from Operating Activities:
Net income	$ 546,906	$ 1,050,768
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	92,541	92,662
Provision for loan losses	1,545,000	-
Gain on redemption of investment security	-	(5,000)
Amortization of core deposit intangible	8,844	9,288
Earnings on cash surrender value of life insurance	(489,733)	-
Depreciation and amortization	777,602	537,925
Loss on disposal of bank premises and equipment	46	633
Payment of fees to directors in common stock	49,933	49,961
Changes in assets and liabilities:
(Decrease) increase in deferred loan fees	(230,322)	157,304
Increase in accrued interest receivable	(591,798)	(493,597)
Increase in other assets	(491,294)	(78,569)
Increase (decrease) in accrued expenses and other liabilities	740,530	(726,655)
Net cash provided by operating activities	1,958,255	594,720

Cash Flows from Investing Activities:
Purchases of available for sale securities	(8,366,036)	(4,994,283)
Principal repayments on available for sale securities	15,472,814	6,623,301
Proceeds from redemptions of available for sale securities	9,000,000	2,005,000
Purchases of Federal Reserve Bank Stock	(1,500)	-
Purchases of Federal Home Loan Bank Stock	(1,543,200)	-
Net increase in loans	(91,727,670)	(85,346,520)
Purchase of bank premises and equipment	(855,614)	(3,471,278)
Net cash used in investing activities	(78,021,206)	(85,183,780)

Cash Flows from Financing Activities:
Net increase in demand, savings and money market deposits	56,280,924	20,964,306
Net (decrease) increase in time certificates of deposits	(1,332,766)	96,847,045
Net proceeds(repayments) from(of) FHLB borrowings	40,946,000	(8,000,000)
Proceeds from issuance of common stock	50,550	-
Payments under stock buyback program	(40,692)
Dividends paid on common stock	(427,442)	(426,556)
Net cash provided by financing activities	95,476,574	109,384,795

Net increase in cash and cash equivalents	19,413,623	24,795,735

Cash and Cash Equivalents:
Beginning	14,011,914	55,474,539

Ending	$ 33,425,537	$ 80,270,274

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

Six Months Ended
June 30,
	2008	2007

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$ 15,430,085	$ 13,068,208

Income taxes	$ 855,935	$ 820,000

Supplemental disclosures of noncash investing and financing activities:

Unrealized holding gain on available for sale
securities arising during the period	$ 133,572	$ 261,889

Dividends declared on common stock	$ 213,749	$ 213,383

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:       Basis of Financial Statement Presentation

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for the remainder of 2008.

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.  Such reclassifications had no effect on net income.

Note 2:       Income per share

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

The following is information about the computation of income per share for the three and six months ended June 30, 2008 and 2007:

Three months ended June 30, 2008
	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$ 396,239	4,751,209	$0.08
Effect of Dilutive Securities
Stock Options outstanding	-	18,119	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$ 396,239	4,769,328	$0.08

Three months ended June 30, 2007
	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$ 534,349	4,739,546	$0.11
Effect of Dilutive Securities
Stock Options outstanding	-	35,504	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$ 534,349	4,775,050	$0.11

Six months ended June 30, 2008
	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$ 546,906	4,751,114	$0.12
Effect of Dilutive Securities
Stock Options outstanding	-	18,787	(0.01)
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$ 546,906	4,769,901	$0.11

Six months ended June 30, 2007
	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$ 1,050,768	4,739,520	$0.22
Effect of Dilutive Securities
Stock Options outstanding	-	36,627	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$ 1,050,768	4,776,147	$0.22

Note 3:       Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gain (loss)
arising during the period	$ (291,489)	$ 110,766	$ (180,723)	$ 133,572	$ (50,757)	$ 82,815

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding gain (loss)
on available for sale securities,
net of taxes	$ (291,489)	$ 110,766	$ (180,723)	$ 133,572	$ (50,757)	$ 82,815

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gain (loss)
arising during the period	$ (96,352)	$ 36,614	$ (59,738)	$ 261,889	$ (99,517)	$ 162,372

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding gain (loss)
on available for sale securities,
net of taxes	$ (96,352)	$ 36,614	$ (59,738)	$ 261,889	$ (99,517)	$ 162,372

Note 4:       Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments whose contractual amounts represent credit risk are as follows at
June 30, 2008:

Commitments to extend credit:
Future loan commitments	$ 97,748,935
Unused lines of credit	61,609,727
Undisbursed construction loans	108,932,691
Financial standby letters of credit	1,611,733
$ 269,903,086

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception.  No liability related to guarantees was required to be recorded at June 30, 2008.

Note 5:       Income Taxes

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

Effective January 1, 2007, Bancorp has adopted the provisions of FIN 48 and has analyzed its federal and significant state filing positions.  The periods subject to examination for Bancorp’s federal returns are the tax years 2004 through 2007.  The periods subject to examination for Bancorp’s significant state return, which is Connecticut, are the tax years 2004 through 2006.  Bancorp believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded pursuant to FIN 48, nor was there a cumulative effect recorded related to adopting FIN 48.

Bancorp’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

The effective tax rate for the quarter and six months ended June 30, 2008 was 12% and 16%, respectively, which is based on Bancorp's annual projections for the year.  The effective tax rate for both the quarter and six months ended June 30, 2007 was 39%.  The change in effective tax rates is due primarily to the exclusion for income tax purposes of the earnings on the Bank-owned life insurance.

Note 6:       Fair Value Measurements

Effective January 1, 2008, Bancorp adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157," Bancorp will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of Bancorp's financial assets and financial liabilities carried at fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counter party credit quality, Bancorp creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  Bancorp’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes Bancorp’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available-for-Sale:   Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, Bancorp obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

Impaired Loans:  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  Bancorp had no such loans at June 30, 2008.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value

Securities available for sale	$ -	$ 51,224,294	$ -	$ 51,224,294

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115." This standard allows an entity the option to elect to measure eligible financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus Bancorp may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  SFAS 159 became effective beginning January 1, 2008.  Bancorp elected not to measure any eligible items using the fair value option in accordance with SFAS 159 and therefore SFAS 159 had no impact on Bancorp’s financial statements.

Item 2:       Management's Discussion and Analysis of Financial Condition and
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

Summary

Bancorp’s net income of $396,000 ($0.08 basic and diluted income per share) for the quarter ended June 30, 2008 represents a decrease of $138,000, or 26%, as compared to net income of $534,000 ($0.11 basic and diluted income per share) for the quarter ended June 30, 2007.  For the six-month period ended June 30, 2008, net income of $547,000 ($0.12 basic and $0.11 diluted income per share) represents a decrease of $504,000, or 48%, as compared to net income of $1,051,000 ($0.22 basic and diluted income per share) for the six months ended June 30, 2007.

Despite pressures faced by the financial services industry, Bancorp continues its growth.  Total assets increased $96.9 million from $807.5 million at December 31, 2007 to $904.4 million at June 30, 2008.  Cash and cash equivalents increased $19.4 million to $33.4 million at June 30, 2008 as compared to $14.0 million at December 31, 2007.  The available-for-sale securities portfolio decreased $16.1 million to $51.2 million at June 30, 2008 from $67.3 million at December 31, 2007.  The net loan portfolio increased $90.4 million from $685.9 million at December 31, 2007 to $776.3 million at June 30, 2008.  Deposits increased $54.9 million to $727.3 million at June 30, 2008 from $672.4 million at December 31, 2007; borrowings increased $40.9 million during the same period. Total shareholders’ equity increased $262,000 from $66.8 million at December 31, 2007 to $67.1 million at June 30, 2008.

Financial Condition

Bancorp’s total assets increased $96.9 million, or 12%, from $807.5 million at December 31, 2007 to $904.4 million at June 30, 2008.  The growth in assets was funded by an increase in deposits and borrowings.  The growth in deposits was largely attributable to promotions associated with the opening of two branches in the fourth quarter of 2007 and one branch that opened in May 2008.  The increase in borrowings provides a lower cost alternative to retail deposits and was strategically done to help facilitate lowering the overall cost of funds.  Cash and cash equivalents increased $19.4 million to $33.4 million at June 30, 2008 as compared to $14.0 million at December 31, 2007.  Cash and due from banks decreased $343,000 while Federal funds sold and short term investments increased $18.7 million and $1.1 million, respectively.

Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	June 30,	December 31,
	2008	2007

U. S. Government sponsored
agency obligations	$ 2,000,000	$ 16,924,648
U. S. Government Agency and sponsored
agency mortgage-backed securities	42,181,527	41,325,870
Money market preferred
equity securities	7,042,767	9,039,522
Total Available for Sale Securities	$ 51,224,294	$ 67,290,040

Available-for-sale securities decreased $16.1 million, or 24%, from $67.3 million at December 31, 2007 to $51.2 million at June 30, 2008.  The decrease is due primarily to the call or maturity of eight government sponsored agency bonds and the redemption of two money market preferred securities.

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at June 30, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Government sponsored
agency obligations	$ 2,000,000	$ -	$ -	$ 2,000,000
U. S. Government Agency and sponsored
agency mortgage-backed securities	42,134,244	169,052	(121,769)	42,181,527
Money market preferred
equity securities	7,042,767	-	-	7,042,767
Total Available For Sale Securities	$ 51,177,011	$ 169,052	$ (121,769)	$ 51,224,294

At June 30, 2008, gross unrealized holding gains and gross unrealized holding losses on available-for-sale securities totaled $169,052 and $121,769, respectively.  Of the securities with unrealized losses, there are 13 U. S. Government Agency and sponsored agency mortgage-backed securities that have unrealized losses for a period in excess of twelve months, with a combined current unrealized loss of $121,769.  Management does not believe that any of the unrealized losses are other than temporary since they are the result of changes in the interest rate environment and they relate to mortgage-backed securities issued by U.S. Government Agencies and sponsored agencies.  Bancorp has the ability to hold these securities to maturity, if necessary, and expects to receive all contractual principal and interest related to these investments.  As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent negative effect on capital.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	June 30,	December 31,
	2008	2007
Real Estate
Commercial	$ 265,218,072	$ 233,121,685
Residential	147,403,070	110,154,838
Construction	251,533,271	254,296,326
Construction to permanent	40,244,006	37,701,509
Commercial	38,411,924	27,494,531
Consumer installment	1,027,587	1,270,360
Consumer home equity	41,099,412	29,154,498
Total Loans	784,937,342	693,193,747
Premiums on purchased loans	179,880	195,805
Net deferred fees	(1,600,620)	(1,830,942)
Allowance for loan losses	(7,217,620)	(5,672,620)
Loans receivable, net	$ 776,298,982	$ 685,885,990

Bancorp’s net loan portfolio increased $90.4 million, or 13%, from $685.9 million at December 31, 2007 to $776.3 million at June 30, 2008.  The significant increase includes a $37.2 million increase in residential real estate loans, a $32.1 million increase in commercial real estate loans and an $11.9 million increase in home equity loans.

The sustained growth in the loan portfolio reflects the continued demand for real estate based financing in the local markets where the Bank primarily conducts its lending business.  The Bank offers a competitively priced and expanded product line, but due to changing economic and market conditions, management anticipates that loan growth will slow significantly as the year progresses.

At June 30, 2008, the net loan to deposit ratio was 107% and the net loan to total assets ratio was 86%.  At December 31, 2007, these ratios were 102% and 85%, respectively.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	June 30,	December 31,
(Thousands of dollars)	2008	2007

Loans delinquent over 90 days	$ 1,468	$ 112
still accruing
Non accruing loans	3,562	3,832
Total	$ 5,030	$ 3,944
% of Total Loans	0.64%	0.57%
% of Total Assets	0.56%	0.49%

Potential Problem Loans

Non-accrual loans decreased from $3,832,000 at December 31, 2007 to $3,562,000 at June 30, 2008 due to receipt of principal reductions from two borrowers.  The non-accrual portfolio consists of two relationships.  The first relationship is comprised of one loan in the amount of $788,000, which is well secured by real estate.  The second relationship is comprised of three loans totaling $2,774,000, which are in the process of foreclosure.  This relationship includes an SBA guarantee on a portion of the balance with additional collateral consisting of commercial real estate and business assets.

Loans delinquent over 90 days and still accruing totaled approximately $1,468,000 and primarily consisted of two loans.  A loan for $950,000 is in the process of being renewed and a loan for $509,000 is awaiting payoff in full.  These loans are past their maturity dates, but are current for payment.

Management has identified six potential problem construction speculation loans to five borrowers totaling $20,643,000 for which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.  These loans are all secured by real estate located in Fairfield County, CT and Westchester County, NY.  Management believes it is likely that these six loans will be placed on non-accrual status unless additional loan payments are made.

While none of the non-accruing loans at June 30, 2008 are construction loans and the Bank has never recorded a construction loan charge-off in its history, the slowing home sales activity and lower residential home prices in the Bank's market area will cause borrowers to incur additional carrying costs and may lead to an increased level of non-accruing construction loans. Even though an increase in non-accruing loans appears likely, due to the

Bank's conservative loan-to-value ratio policies and close loan monitoring, we do not anticipate significant loan charge-offs in the Bank’s construction loan portfolio.

Allowance for Loan Losses

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ending		Six months ending
	June 30,		June 30,
(Thousands of dollars)	2008	2007	2008	2007

Balance at beginning of period	$ 6,150	$ 5,630	$ 5,673	$ 5,630
Charge-offs	-	(32)	-	(32)
Recoveries	-	-	-	-
Net (charge-offs) recoveries	-	(32)	-	(32)
Provision charged to operations	1,068	-	1,545	-
Balance at end of period	$ 7,218	$ 5,598	$ 7,218	$ 5,598

Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period.	0.00%	0.00%	0.00%	0.00%

Based on management’s evaluation of the allowance for loan losses, management believes that the allowance of $7.2 million at June 30, 2008 and $5.7 million at December 31, 2007 is adequate, but not excessive, under prevailing economic conditions, to absorb losses on existing loans.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	June 30,	December 31,
	2008	2007

Non-interest bearing	$ 66,295,842	$ 51,925,991

Interest bearing
NOW	22,413,423	19,462,123
Savings	42,695,319	34,261,389
Money market	65,406,680	34,880,837
Time certificates, less than $100,000	328,635,905	300,502,281
Time certificates, $100,000 or more	201,900,398	231,366,788
Total interest bearing	661,051,725	620,473,418
Total Deposits	$ 727,347,567	$ 672,399,409

Total deposits increased $54.9 million or 8% from $672.4 million at December 31, 2007 to $727.3 million at June 30, 2008.  Demand deposits increased $14.4 million, which is reflective of increases in personal checking accounts of $4.2 million and cashiers checks of $10.5 million.  Total quarterly average balances for demand deposits increased by $2.4 million from December 31, 2007 to June 30, 2008, which is primarily due to growth in personal and internal accounts.  Due to the uncertainty regarding the future direction of interest rates, certain customers are placing funds in liquid vehicles rather than locking them up in certificates of deposit.  As a result, consumer money market premium accounts increased $30.5 million.  Certificates of deposit decreased $1.3 million primarily due to the disciplined pricing plan implemented by the Bank during this period.  Savings accounts increased $8.4 million or 25% due primarily to increases in a competitively priced commercial statement savings product. NOW accounts increased $3.0 million due to favorable fluctuations in attorney escrow accounts.

Borrowings

At June 30, 2008, total borrowings were $103.7 million.  This reflects an increase of $40.9 million since December 31, 2007 as Bancorp is utilizing lower rate borrowings to offset the decline in certificates of deposit.  This was strategically planned in order to assist with reducing the overall cost of funds.  Bancorp is also trying to lengthen the maturities of its liabilities for better balance sheet management and this is more easily accomplished through the use of borrowings rather than certificates of deposit.

In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $48.7 million in additional advances from the

Federal Home Loan Bank of Boston, which includes a $2.0 million overnight line of credit.  The Bank also has arranged a $3.0 million overnight line of credit from a correspondent bank and $10.0 million under a repurchase agreement; no amounts were outstanding under these two arrangements at June 30, 2008.

Capital

Capital increased $262,000 as income for the six months ended June 30, 2008 combined with an improvement in the market value of available-for-sale securities was partially offset by the declaration of quarterly dividends.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased by $35.7 million from $244.2 million on December 31, 2007 to $269.9 million on June 30, 2008 due primarily to increase in approved loan commitments and undisbursed construction loans.  In addition, the Bank has a commitment to purchase $10 million in investment securities upon their issuance in July.

Results of Operations

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended June 30,
		2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$ 772,634	$ 13,775	7.13%	$ 573,079	$ 11,271	7.87%
Federal funds sold and
other cash equivalents	12,500	68	2.18%	78,482	1,020	5.20%
Investments	60,645	681	4.49%	68,175	703	4.12%
Total interest
earning assets	845,779	14,524	6.87%	719,736	12,994	7.22%

Cash and due from banks	6,354			4,158
Premises and equipment, net	7,755			6,201
Allowance for loan losses	(6,329)			(5,627)
Other assets	29,352			9,992
Total Assets	$ 882,911			$ 734,460

Interest bearing liabilities:
Deposits	$ 692,331	$ 6,825	3.94%	$ 600,651	$ 6,897	4.59%
FHLB advances	47,152	381	3.23%	1,868	23	4.93%
Subordinated debt	8,248	118	5.72%	8,248	173	8.39%
Other borrowings	7,000	74	4.23%	-	-	0.00%
Total interest
bearing liabilities	754,731	7,398	3.92%	610,767	7,093	4.65%

Demand deposits	56,136			53,483
Accrued expenses and
other liabilities	4,455			4,847
Shareholders' equity	67,589			65,363
Total liabilities and equity	$ 882,911			$ 734,460

Net interest income		$ 7,126			$ 5,901
Interest margin			3.37%			3.28%
Interest spread			2.95%			2.57%

	Six months ended June 30,
		2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$ 747,691	$ 27,097	7.25%	$ 552,027	$ 21,607	7.83%
Federal funds sold and
other cash equivalents	63,274	1,447	4.57%	68,750	1,404	4.08%
Investments	17,884	279	3.12%	59,881	1,548	5.17%
Total interest
earning assets	828,849	28,823	6.95%	680,658	24,559	7.22%

Cash and due from banks	6,158			4,367
Premises and equipment, net	7,701			5,553
Allowance for loan losses	(6,083)			(5,629)
Other assets	29,074			9,739
Total Assets	$ 865,699			$ 694,688

Interest bearing liabilities:
Deposits	$ 683,302	$ 14,434	4.22%	$ 559,702	$ 12,591	4.50%
FHLB advances	40,911	682	3.33%	4,917	121	4.92%
Subordinated debt	8,248	278	6.74%	8,248	344	8.34%
Other borrowings	7,008	154	4.39%	-	-	0.00%
Total interest
bearing liabilities	739,469	15,548	4.21%	572,867	13,056	4.56%

Demand deposits	53,548			51,578
Accrued expenses and
other liabilities	5,134			5,124
Shareholders' equity	67,548			65,119
Total liabilities and equity	$ 865,699			$ 694,688

Net interest income		$ 13,275			$ 11,503
Interest margin			3.20%			3.38%
Interest spread			2.74%			2.66%

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

	Three months ended June 30,			Six months ended June 30,
	2008 vs 2007			2008 vs 2007
	Increase(decrease) in Interest			Increase(decrease) in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$ 3,641	$ (1,137)	$ 2,504	$ 7,189	$ (1,699)	$ 5,490
Federal funds sold and
other cash equivalents	(563)	(389)	(952)	(811)	(458)	(1,269)
Investments	(74)	52	(22)	(107)	150	43
Total interest
earning assets	3,004	(1,474)	1,530	6,271	(2,007)	4,264

Interest bearing liabilities:
Deposits	$ 975	$ (1,047)	$ (72)	$ 2,660	$ (817)	$ 1,843
FHLB advances	369	(11)	358	612	(51)	561
Subordinated debt	-	(55)	(55)	-	(66)	(66)
Other borrowings	74	-	74	154	-	154
Total interest
bearing liabilities	1,418	(1,113)	305	3,426	(934)	2,492

Net interest income	$ 1,586	$ (361)	$ 1,225	$ 2,845	$ (1,073)	$ 1,772

An increase in average interest earning assets of $126.0 million, or 18%, partially offset by a decrease in interest rates resulted in an increase in Bancorp’s interest income of $1.5 million or 12% to $14.5 million for the quarter ended June 30, 2008 as compared to $13.0 million for the same period in 2007.  Interest and fees on loans increased $2.5 million, or 22%, from $11.3 million for the quarter ended June 30, 2007 to $13.8 million for the quarter ended June 30, 2008. This increase was primarily the result of the increase in the average outstanding balances of the loan portfolio partially offset by the impact of a decrease in interest rates.  Interest income on investments decreased by 3% due primarily to decreases in the average balance of investments resulting from the redemption of money market preferred equity securities, principal payments on mortgage-backed securities and the redemption or call of six securities.  Interest income on federal funds sold and other cash equivalents decreased by $952,000, or 93%, as a result of a decrease in average balances in addition to a decrease in short-term interest rates.  For the six months ended June 30, 2008, interest and dividend income was $28.8 million which represents an increase of $4.3 million, or 17%, as compared to interest and dividend income of $24.6 million for the same period last year.  This increase was due primarily to a $195.7 million, or 35%, increase in average loan balances, which was partially offset by a decrease in interest rates and a decrease in average balances on investment securities.

Total interest expense for the quarter ended June 30, 2008 of $7.4 million represents an increase of $305,000, or 4%, as compared to the same period last year.  This increase in interest expense is the result of higher average balances of interest bearing liabilities of $144.0 million or 24%.  Average balances of deposit accounts increased $91.7 million, or 15%, resulting in an increase in interest expense of $975,000; decreases in interest rates resulted in a reduction in interest expense on deposits of $1.0 million.  The net effect of these factors was a decrease in interest expense on deposits of $72,000, or 1%.  Average FHLB advances increased significantly, resulting in a corresponding increase of $358,000 in FHLB interest expense; and the decrease in the index to which the junior subordinated debt is tied resulted in a decrease in interest expense of $55,000, or 32%.  For the six months ended June 30, 2008, total interest expense increased $2.5 million, or 19%, to $15.5 million from $13.1 million for the six months ended June 30, 2007.  This increase in interest expense was due to the above-mentioned reasons.

As a result of the above, Bancorp’s net interest income increased $1.2 million, or 21%, to $7.1 million for the three months ended June 30, 2008 as compared to $5.9 million for the same period last year; the net interest margin for the three months ended June 30, 2008 was 3.37% as compared to 3.28% for the three months ended June 30, 2007.  For the six months ended June 30, 2008, net interest income increased to $1.8 million, or 15%, to $13.3 million as compared to $11.5 million at June 30, 2007; the net interest margin for the six months ended June 30, 2008 was 3.20% as compared to 3.38% for the six months ended June 30, 2007.

For the three months ended June 30, 2008, Bancorp achieved an annualized return on average equity (“ROE”) of 2.34% and an annualized return on average assets (“ROA”) of 0.18%.  The comparable ratios for the three months ended June 30, 2007 were an annualized ROE of 3.27% and an annualized ROA of 0.29%.  For the six months ended June 30, 2008 and June 30, 2007, Bancorp realized an ROE of 1.62% and 3.23%, respectively and an ROA of 0.13% and 0.30%, respectively.  Performance ratios for the second quarter of 2008 are not necessarily indicative of the results to be achieved for the remainder of the year.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the three and six months ended June 30, 2008 was $1,068,000 and $1,545,000, respectively, as compared to no provision for the three and six months ended June 30, 2007.  The provision for this quarter was based upon the growth in the portfolio and management’s assessment of the impact changes in national and local economic and business conditions have on the Bank’s loan portfolio.

The Bank continues to maintain conservative underwriting standards including low loan to value ratio guidelines.  There continues to be major displacement in the national and global credit markets.  The secondary mortgage market continues to be impacted by economic events.  These macro issues have now impacted local real estate markets.  The marketing time of local real estate has expanded while prices are declining.  Based on this uncertainty, management believes it will be making significant provisions to the allowance for loan losses if economic and market conditions do not improve.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income increased $235,000, or 45%, from $526,000 for the quarter ended June 30, 2007 to $761,000 for the quarter ended June 30, 2008.  A decrease in the volume of loans placed with outside investors resulted in a decrease in mortgage brokerage and referral fee income of $120,000.  Deposit account related fees and service charges for the three months ended June 30, 2008 increased $60,000, or 31%, as compared to the same period last year.  This increase was primarily due to an increase in service charges assessed on deposit accounts resulting from increases in insufficient and uncollected funds transaction volumes.  Other income increased $34,000 mainly as a result of increased debit card transactions and other miscellaneous income.  The Bank-owned life insurance, which was purchased during the fourth quarter of 2007, generated income of $258,000 for the quarter ended June 30, 2008.  The assets of the Bank-owned life insurance are invested in a separate account arrangement with a single insurance company which consists primarily of government sponsored agency mortgage-backed securities.

For the six months ended June 30, 2008, non-interest income increased $403,000, or 36%, to $1.5 million as compared to $1.1 million for the period ended June 30, 2007.  This increase was due to the above-mentioned reasons.

Non-interest expenses

Non-interest expenses increased $817,000, or 15%, to $6.4 million for the quarter ended June 30, 2008 from $5.6 million for the quarter ended June 30, 2007.  Salaries and benefits expense increased $269,000, or 9%, to $3.4 million for the quarter ended June 30, 2008 from $3.1 million for the quarter ended June 30, 2007.  This increase was due to staffing additions for new branches that were opened during these periods, as well as anticipated growth in various ancillary departments.  Occupancy and equipment expense, net, increased $293,000, or 29% to $1.3 million for the quarter ended June 30, 2008 from $1.0 million for the quarter ended June 30, 2007 due to the leasing of additional space for the new branches mentioned above, as well as depreciation expenses associated with outfitting the related branches.  Data processing and other outside services decreased $29,000, or 6%, from $487,000 for the quarter ended June 30, 2007, to $458,000 for the quarter ended June 30, 2008.  This was due to decreases in personnel placement fees and office temporaries and partially offset by an increase in data processing costs.  Professional services increased $140,000 to $230,000 for the quarter ended June 30, 2008 from $90,000 for the quarter ended June 30, 2007.  This was mainly due to increased audit and accounting fees, primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

For the six months ended June 30, 2008, non-interest expenses increased $1.8 million, or 16%, to $12.6 million from $10.9 million for the same period in 2007.  Salaries and benefits increased $488,000 to $6.7 million and occupancy and equipment expense, net increased $643,000 to $2.6 million.  The reasons for these increases are the same as those cited above in the discussion comparing the quarter ended June 2008 to the quarter ended June 2007.  Data processing and other outside services increased $26,000 to $924,000 due to new branch openings and marketing expenses increased $21,000 to $429,000 from a growth in promotional expenses.  Other non-interest expenses increased $123,000 or 14% from $911,000 for the six months ended June 30, 2007 to $1.0 million for the six months ended June 30, 2008.

Income Taxes

Bancorp recorded income tax expense of $53,000 for the quarter ended June 30, 2008 as compared to $340,000 for the quarter ended June 30, 2007.  For the six months ended June 30, 2008 and June 30, 2007, income tax expense was $105,000 and $667,000, respectively. The effective tax rate for the quarter and six months ended June 30, 2008 was 12% and 16%, respectively, which is based on Bancorp’s annual projections for the year.  The effective tax rate for both the quarter and six months ended June 30, 2007 was 39%.  The change in effective tax rates is due primarily to the exclusion for income tax purposes of the earnings on the Bank-owned life insurance.

Liquidity

Bancorp's liquidity ratio was 9% and 19% at June 30, 2008 and June 30, 2007, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets:  cash and due from banks, federal funds sold, short term investments and available-for-sale securities.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio.  Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

Capital

The following table illustrates Bancorp’s regulatory capital ratios at June 30, 2008 and December 31, 2007 respectively:

	June 30, 2008	December 31, 2007
Total Risk-based Capital	11.30%	12.17%
Tier 1 Risk-based Capital	10.29%	11.30%
Leverage Capital	8.35%	9.42%

The following table illustrates the Bank’s regulatory capital ratios at June 30, 2008 and December 31, 2007 respectively:

	June 30, 2008	December 31, 2007
Total Risk-based Capital	11.20%	12.03%
Tier 1 Risk-based Capital	10.19%	11.15%
Leverage Capital	8.27%	9.30%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.  Based on the above ratios, the Bank is considered to be “well capitalized” at June 30, 2008 under applicable regulations.

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

Item 3:       Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices.  Based upon the nature of Bancorp’s business, the primary source of market risk is interest rate risk, which is the impact that changing interest rates have on current and future earnings.
In addition, Bancorp's loan portfolio is primarily secured by real estate in the company's market area.  As a result, the changes in valuation of real estate could also impact Bancorp's earnings.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation.  The calculations use projected repricings of assets and liabilities at June 30, 2008 and December 31, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	June 30,	December 31,
	Points	Risk Guidelines	2008	2007

GAP percentage total		+/- 15%	5.35%	-8.33%
Net interest income	200	+/- 15%	0.85%	-1.05%
	-200	+/- 15%	-4.76%	-0.59%
Net portfolio value	200	+/- 25%	-2.48%	-12.60%
	-200	+/- 25%	-4.68%	7.35%

Bancorp’s net interest income has benefited from the growth in the balance sheet during 2008. The increase in net interest income is due to an increase in the loan portfolio combined with a decrease in interest rates paid on deposits which resulted in an overall lower cost of funds.  All of these factors contributed to higher levels of net interest income and net portfolio value in the base case scenario at June 30, 2008 as compared to December 31, 2007 using Bancorp’s interest income simulation model.  Bancorp’s interest rate risk position was within all of its interest rate risk guidelines at June 30, 2008.  The interest rate risk position is monitored on an ongoing basis and management reviews strategies designed to maintain all categories within guidelines.

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

Net Interest Income and Economic Value
Summary Performance

June 30, 2008
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	27,841	236	0.85%	104,797	(2,668)	-2.48%
+ 100	27,720	115	0.42%	107,142	(323)	-0.30%
BASE	27,605			107,465
- 100	26,974	(631)	-2.29%	105,010	(2,455)	-2.28%
- 200	26,291	(1,314)	-4.76%	102,437	(5,028)	-4.68%

December 31, 2007
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	24,969	(265)	-1.05%	69,103	(9,966)	-12.60%
+ 100	25,138	(96)	-0.38%	73,971	(5,098)	-6.45%
BASE	25,234			79,069
- 100	25,316	82	0.32%	83,213	4,144	5.24%
- 200	25,084	(150)	-0.59%	84,881	5,812	7.35%

Item 4:           Controls and Procedures

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1A:           Risk Factors

During the three months ended June 30, 2008, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)
On June 25, 2008, the Company issued 3,270 shares of its common stock to its five outside directors. Pursuant to a policy adopted by the Board of Directors, outside directors serving on the board receive an annual award of the Company’s common stock at each year’s annual meeting valued at $10,000 based on the last reported sale price on the trading day immediately preceding the Annual Meeting.  The award is prorated for directors who have served less than a full year.  The shares have not been registered under the Securities Act of 1933 and therefore were issued in a private placement transaction exempt from registration under Section 4(2) of the Securities Act.

For purposes of this transaction, the Company shares were valued at $15.27 per share, for a total value of $49,933.
(b)	Not applicable

(c)	Not applicable

(d)	Not applicable

Item 4:            Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders (the “Annual Meeting”) of Patriot National Bancorp, Inc was held on June 18, 2008.

(b)	Not applicable pursuant to Instruction 3 to Item 4 of Part II of Form 10-Q.

(c)	The following is a brief description of the matters voted upon at the Annual Meeting and the number of votes cast for, against or withheld as well as the number of abstentions to each such matter:

(i)	The election of nine directors for the ensuing year:

		Withheld
		Authority to
	For	Vote For
Angelo De Caro	4,089,917	356,173
John J. Ferguson	4,320,517	125,513
Brian A. Fitzgerald	4,368,813	77,277
John A. Geoghegan	4,319,077	127,013
L. Morris Glucksman	4,371,283	74,807
Charles F. Howell	4,088,417	357,673
Michael F. Intrieri	4,368,028	78,062
Robert F. O’Connell	4,088,417	357,673
Philip W. Wolford	4,082,597	363,493

There were no abstentions or broker non-votes for any of the nominees.

(ii)	The consideration of a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for Bancorp for the year ending December 31, 2008.

For	Against	Abstain
4,258,279	185,411	2,400

(d)	Not applicable.

Item 6:	Exhibits

	No.	Description

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

August 7, 2008