Form 10-Q
period 2008-09-30
PATRIOT NATIONAL BANCORP INC
filed 2008-11-10
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008	Commission file number 00029599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Common stock, $2.00 par value per share, 4,745,263 shares issued and outstanding as of the close of business October 31, 2008.

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	42

Part II	OTHER INFORMATION

Item 1A.	Risk Factors	42

Item 6.	Exhibits	44

PART I - FINANCIAL INFORMATION

Item 1:     Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$ 7,080,938	$ 2,760,246
Federal funds sold	5,000,000	11,000,000
Short term investments	1,406,383	251,668
Cash and cash equivalents	13,487,321	14,011,914

Available for sale securities (at fair value)	56,049,085	67,290,040
Federal Reserve Bank stock	1,913,200	1,911,700
Federal Home Loan Bank stock	4,508,300	2,656,100
Loans receivable (net of allowance for loan losses: 2008 $9,502,148;
2007 $5,672,620)	790,593,877	685,885,990
Accrued interest receivable	4,691,428	4,576,018
Premises and equipment	7,602,514	7,805,565
Deferred tax asset, net	4,169,084	2,788,024
Goodwill and other intangible assets	1,455,809	1,469,075
Cash surrender value of life insurance	18,920,652	18,193,684
Other assets	1,369,421	942,144
Total assets	$ 904,760,691	$ 807,530,254

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$ 54,145,346	$ 51,925,991
Interest bearing deposits	677,798,055	620,473,418
Total deposits	731,943,401	672,399,409
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	89,000,000	47,500,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	3,623,208	5,547,478
Total liabilities	839,814,609	740,694,887

Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; shares issued 2008 4,755,114; outstanding 4,745,263; 2007 issued and
outstanding: 2007 - 4,746,844	9,510,228	9,493,688
Additional paid in capital	49,633,061	49,549,119
Retained earnings	5,842,288	7,846,060
Less Treasury stock at cost: 2008 - 9,851 shares	(138,235)	-
Accumulated other comprehensive income - net unrealized gain
(loss) on available for sale securities, net of taxes	98,740	(53,500)
Total shareholders' equity	64,946,082	66,835,367
Total liabilities and shareholders' equity	$ 904,760,691	$ 807,530,254

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and Dividend Income
Interest and fees on loans	$ 12,685,086	$ 12,279,795	$ 39,782,456	$ 33,886,658
Interest and dividends on investment securities	759,776	872,820	2,387,372	3,043,623
Interest on federal funds sold	28,303	145,539	125,550	926,497
Total interest and dividend income	13,473,165	13,298,154	42,295,378	37,856,778

Interest Expense
Interest on deposits	5,585,521	6,843,693	20,020,142	19,434,408
Interest on Federal Home Loan Bank borrowings	583,203	45,735	1,265,176	166,783
Interest on subordinated debt	123,767	174,941	401,664	519,292
Interest on other borrowings	77,772	2,144	231,625	2,144
Total interest expense	6,370,263	7,066,513	21,918,607	20,122,627

Net interest income	7,102,902	6,231,641	20,376,771	17,734,151

Provision for Loan Losses	3,000,000	-	4,545,000	-

Net interest income after
provision for loan losses	4,102,902	6,231,641	15,831,771	17,734,151

Noninterest Income
Mortgage brokerage referral fees	56,110	133,449	206,670	638,160
Loan origination & processing fees	75,881	57,131	247,004	163,375
Fees and service charges	245,766	213,416	750,664	588,797
Loss on impaired investment security	(1,050,000)	-	(1,050,000)	-
Gain on redemption of investment securities	-	-	-	5,000
Earnings on cash surrender value of life insurance	237,235	-	726,968	-
Gain on sale of other real estate owned	-	86,473	-	86,473
Other income	131,444	61,063	329,882	181,118
Total noninterest income	(303,564)	551,532	1,211,188	1,662,923

Noninterest Expenses
Salaries and benefits	3,006,518	3,005,582	9,670,358	9,181,398
Occupancy and equipment expense, net	1,356,155	1,148,430	3,841,503	3,108,686
Data processing and other outside services	250,344	458,378	1,338,257	1,358,612
Professional services	247,493	128,671	700,638	354,876
Advertising and promotional expenses	189,669	174,908	618,839	582,586
Loan administration and processing expenses	77,217	55,538	197,533	146,512
Regulatory assessments	191,103	169,061	554,909	412,728
Other real estate operations	-	(30,687)	-	(48,243)
Other noninterest expenses	677,921	462,567	1,666,807	1,371,426
Total noninterest expenses	5,996,420	5,572,448	18,588,844	16,468,581

Income/(loss) before income taxes	(2,197,082)	1,210,725	(1,545,885)	2,928,493

Benefit/(Provision) for Income Taxes	288,000	(470,000)	183,000	(1,137,000)

Net income/(loss)	$ (1,909,082)	$ 740,725	$ (1,362,885)	$ 1,791,493
Basic income/(loss) per Share	$ (0.40)	$ 0.16	$ (0.29)	$ 0.38
Diluted income/(loss) per Share	$ (0.40)	$ 0.16	$ (0.29)	$ 0.38
Dividends per share	$ 0.045	$ 0.045	$ 0.135	$ 0.135

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$ (1,909,082)	$ 740,725	$ (1,362,885)	$ 1,791,493

Unrealized holding gains on securities:
Unrealized holding gains arising
during the period, net of taxes	69,425	297,166	152,240	459,538

Comprehensive income	$ (1,839,657)	$ 1,037,891	$ (1,210,645)	$ 2,251,031

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumulated
						Other
	Number of	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Stock	Capital	Earnings	Stock	Gain (Loss)	Total

Nine months ended September 30, 2007

Balance at December 31, 2006	4,739,494	$ 9,478,988	$ 49,463,307	$ 6,022,012	$ -	$ (680,962)	$ 64,283,345

Comprehensive income
Net income				1,791,493			1,791,493
Unrealized holding gain on available for
sale securities, net of taxes						459,538	459,538
Total comprehensive income							2,251,031

Issuance of common stock
Stock options exercised	5,000	10,000	40,551				50,551
Stock issued to directors	2,350	4,700	45,261				49,961

Dividends				(640,270)			(640,270)

Balance, September 30, 2007	4,746,844	$ 9,493,688	$ 49,549,119	$ 7,173,235	$ -	$ (221,424)	$ 65,994,618

Nine months ended September 30, 2008

Balance at December 31, 2007	4,746,844	$ 9,493,688	$ 49,549,119	$ 7,846,060	$ -	$ (53,500)	$ 66,835,367

Comprehensive income
Net loss				(1,362,885)			(1,362,885)
Unrealized holding gain on available for
sale securities, net of taxes						152,240	152,240
Total comprehensive loss							(1,210,645)

Issuance of common stock
Stock options exercised	5,000	10,000	40,550				50,550
Stock issued to directors	3,270	6,540	43,392				49,932
							100,482

Treasury Stock
Stock purchased under buyback					(138,235)		(138,235)

Dividends				(640,887)			(640,887)

Balance, September 30, 2008	4,755,114	$ 9,510,228	$ 49,633,061	$ 5,842,288	$ (138,235)	$ 98,740	$ 64,946,082

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash Flows from Operating Activities:
Net (loss) income	$ (1,362,885)	$ 1,791,493
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	114,453	142,909
Provision for loan losses	4,545,000	-
Loss on impaired investment security	1,050,000	-
Gain on sale of other real estate owned	-	(86,473)
Gain on redemption of investment security	-	(5,000)
Amortization of core deposit intangible	13,266	13,932
Earnings on cash surrender value of life insurance	(726,968)	-
Depreciation and amortization	1,197,200	867,438
Loss on disposal of bank premises and equipment	46	2,896
Payment of fees to directors in common stock	49,932	49,961
Deferred Income Taxes	(1,474,368)	-
Changes in assets and liabilities:
(Decrease) increase in deferred loan fees	(553,329)	284,154
Increase in accrued interest receivable	(115,410)	(988,075)
Increase in other assets	(427,277)	(158,269)
Decrease in accrued expenses and other liabilities	(1,923,735)	(257,665)
Net cash provided by operating activities	385,925	1,657,301

Cash Flows from Investing Activities:
Purchases of available for sale securities	(18,366,036)	(4,985,925)
Principal repayments on available for sale securities	19,688,086	9,981,571
Proceeds from redemptions of available for sale securities	9,000,000	2,005,000
Purchases of Federal Reserve Bank Stock	(1,500)	-
Purchases of Federal Home Loan Bank Stock	(1,852,200)	(938,900)
Net increase in loans	(108,699,558)	(134,826,902)
Capital improvements to other real estate owned	-	(156,700)
Proceeds from sale of other real estate owned	-	1,077,515
Purchase of bank premises and equipment	(994,195)	(4,144,980)
Net cash used in investing activities	(101,225,403)	(131,989,321)

Cash Flows from Financing Activities:
Net increase(decrease) in demand, savings and money market deposits	36,398,254	(691,603)
Net increase in time certificates of deposits	23,145,738	95,742,284
Net proceeds from FHLB borrowings	41,500,000	27,000,000
Proceeds from issuance of common stock	50,550	50,550
Payments under stock buyback program	(138,235)	-
Dividends paid on common stock	(641,422)	(639,939)
Net cash provided by financing activities	100,314,885	121,461,292

Net increase in cash and cash equivalents	(524,593)	(8,870,728)

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

Nine Months Ended
September 30,
	2008	2007

Cash and Cash Equivalents:
Beginning	14,011,914	55,474,539

Ending	$ 13,487,321	$ 46,603,811

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$ 21,741,157	$ 20,088,558

Income taxes	$ 1,231,245	$ 1,151,728

Supplemental disclosures of noncash investing and financing activities:

Unrealized holding gain on available for sale
securities arising during the period	$ 245,548	$ 741,190

Dividends declared on common stock	$ 213,073	$ 213,608

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for the remainder of 2008.

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

The following is information about the computation of income per share for the three and nine months ended September 30, 2008 and 2007:

Three months ended September 30, 2008

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$(1,909,082)	4,749,534	$(0.40)
Effect of Dilutive Securities
Stock Options outstanding	-	14,571	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$(1,909,082)	4,764,105	$(0.40)

Three months ended September 30, 2007

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$740,725	4,744,453	$0.16
Effect of Dilutive Securities
Stock Options outstanding	-	30,353	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$740,725	4,774,806	$0.16

Nine months ended September 30, 2008

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$(1,362,885)	4,750,584	$(0.29)
Effect of Dilutive Securities
Stock Options outstanding	-	17,382	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$(1,362,885)	4,767,966	$(0.29)

Nine months ended September 30, 2007

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$1,791,493	4,741,182	$0.38
Effect of Dilutive Securities
Stock Options outstanding	-	34,536	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$1,791,493	4,775,718	$0.38

Note 3:     Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding losses
arising during the period	$ (938,024)	$ 361,449	$ (576,575)	$ (804,452)	$ 310,692	$ (493,760)

Reclassification adjustment
for losses recognized in income	1,050,000	(404,000)	646,000	1,050,000	(404,000)	646,000

Unrealized holding losses
on available for sale securities,
net of taxes	$ 111,976	$ (42,551)	$ 69,425	$ 245,548	$ (93,308)	$ 152,240

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gain
arising during the period	$ 479,301	$ (182,135)	$ 297,166	$ 741,190	$ (281,652)	$ 459,538

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding gain
on available for sale securities,
net of taxes	$ 479,301	$ (182,135)	$ 297,166	$ 741,190	$ (281,652)	$ 459,538

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

Financial instruments whose contractual amounts represent credit risk are as follows at
September 30, 2008:

Commitments to extend credit:
Future loan commitments	$ 31,750,801
Unused lines of credit	58,809,785
Undisbursed construction loans	90,177,968
Financial standby letters of credit	1,481,600
$ 182,220,154

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception.  No liability related to guarantees was required to be recorded at September 30, 2008.

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

Effective January 1, 2007, Bancorp has adopted the provisions of FIN 48 and has analyzed its federal and significant state filing positions.  The periods subject to examination for Bancorp’s federal returns are the tax years 2005 through 2007.  The periods subject to examination for Bancorp’s significant state return, which is Connecticut, are the tax years 2004 through 2007.  Bancorp believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded pursuant to FIN 48, nor was there a cumulative effect recorded related to adopting FIN 48.

Bancorp’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

The effective tax benefit rate for the quarter and nine months ended September 30, 2008 was 13% and 12%, respectively, which is based on Bancorp’s statutory rate for the year reduced by the deferred tax valuation described below.  The effective tax rate for both the quarter and nine months ended September 30, 2007 was 39%.  For 2008 Bancorp expects to exclude the earnings from its bank owned life insurance policies from taxable income, which would result in an effective tax benefit rate in excess of the statutory rate applied to loss before taxes however such expected benefit was reduced by a deferred tax valuation allowance at September 30, 2008, relating to the tax benefit on the $1.05 million impairment loss on its FHLMC money market preferred security during the third quarter of 2008. This valuation allowance of $404,000 was recorded because the loss on the FHLMC money market preferred security was considered a capital loss whose tax benefit was not considered realizable at September 30, 2008. In October 2008, legislation was enacted which will allow any realized loss on this security to be treated as an ordinary loss for tax purposes. Such enacted legislation will result in Bancorp reversing this deferred tax valuation allowance upon the legislation enactment date in October 2008.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value

Securities available for sale	$-	$56,049,085	$-	$56,049,085

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table reflects financial assets measured at fair value on a non-recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value

Impaired Loans (1)	$-	$-	$28,569,719	$28,569,719

(1)   Represents carrying value for which adjustments are based on the appraised value of the collateral.

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

Note 7:     Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at September 30, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Government sponsored
agency obligations	$10,000,000	$86,300	$-	$10,086,300
U. S. Government Agency and sponsored
agency mortgage-backed securities	39,895,428	185,111	(112,153)	39,968,386
Money market preferred
equity securities	5,994,399	-	-	5,994,399
Total Available For Sale Securities	$55,889,827	$271,411	$(112,153)	$56,049,085

At September 30, 2008, gross unrealized holding gains and gross unrealized holding losses on available-for-sale securities totaled $271,411 and $112,153, respectively.  Of the securities with unrealized losses, there are 13 U. S. Government Agency and sponsored agency mortgage-backed securities that have unrealized losses for a period in excess of twelve months, with a combined current unrealized loss of $112,153.  Management does not believe that any of the unrealized losses are other than temporary since they are the result of changes in the interest rate environment and they relate to mortgage-backed securities issued by U.S. Government Agencies and sponsored agencies.  Bancorp has the ability to hold these securities to maturity, if necessary, and intends to hold these securities until fair value recovery.  Bancorp expects to receive all contractual principal and interest related to these investments.  As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent negative effect on capital.

Management determined the fair value of its investment in FHLMC money market preferred equity securities to be $0 based on FHLMC going into receivership and the uncertainty of the collectability on the security.  As a result, an impairment charge of $1.05 million was recorded through earnings.

Note 8:     Allowance for Loan Losses

The changes in the allowance for loan losses for then nine month ended September 30, 2008 and September 30, 2007 are as follows:

	Nine months ended
	September 30,
(Thousands of dollars)	2008	2007

Balance at beginning of year	$5,672,620	$5,630,432
Provision for loan losses	4,545,000	-
Charge-offs	(716,225)	(32,812)
Recoveries	754	-
Balance at end of period	$9,502,148	$5,597,620

At September 30, 2008 and December 31, 2007, the unpaid balances of loans delinquent 90 days or more and still accruing were $2,464,000 and $111,718, respectively, and the unpaid principal balances of loans placed on nonaccrual status were $28,569,719 and $3,831,640, respectively.  If nonaccrual loans had been performing in accordance with their original terms, the Company would have recorded approximately $1,318,880 of additional income during the period ended September 30, 2008.

The following information relates to impaired loans at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Impaired loans receiveable for which there is a
related allowance for credit losses	$917,887	$1,332,359

Impaired loans receiveable for which there is no
related allowance for credit losses	$27,651,832	$2,499,281

Allowance for credit losses related to impaired loans	$277,887	$250,000

Average recorded investment in impaired loans	$8,856,518	$3,149,223

At September 30, 2008 and December 31, 2007 the interest income collected and recognized on impaired loans was $85,030 and $30,179, respectively.  Bancorp has no commitment to lend additional funds to borrowers whose loans are impaired

Note 9:     Goodwill and Other Intangibles

In accordance with SFAS 142, “Goodwill and Other Intangibles,” (“SFAS 142”), Bancorp performs annual impairment analyses on its goodwill and other intangible assets.  The annual measurement date for evaluating goodwill for impairment is October 31; however, in accordance with SFAS 142, impairment testing between annual tests shall be performed if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Under SFAS 142 the first step of the goodwill impairment test used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no further analysis is required.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill test shall be performed to measure the extent of the impairment, if any.  In the case of Patriot National Bancorp, Inc. the fair value of the Company has derived based on the market capitalization of the Company.

As Bancorp is comprised of a single reporting unit, management has historically considered the book value of the Company’s stock (total capital) as it compared to the market value (closing stock price as of the measurement date times the number of shares outstanding) in its goodwill impairment analysis.

The current state of the economy has had a dramatic impact upon market conditions.  The stock market in general is down considerably and the financial services sector, in particular, has experienced significant declines.  The price of the Company’s stock has not been immune to these conditions, which has prompted management to gather certain information to determine if given the current circumstances consideration should be given to the potential impairment of goodwill.

Management assessed the decline in the Company’s market capitalization relative to the declining values within the financial services sector, in general, and the declines in several bank stock indices in particular, such as the KBW BKX index, the NASDAQ bank index and the S&P 500 index, and determined the decline in the Company’s market capitalization does not currently represent an other than temporary decline in the company’s enterprise value and accordingly management believes that goodwill is not impaired at September 30, 2008.

Note 10:     Recent Accounting Pronouncements

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

In October 2008, the FASB issues FASB Staff Position No. FAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which was effective upon issuance.

FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement No. 157 and clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of this FSP did not have an impact on Bancorp.

Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial services companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effects of  Bancorp's opening of branches, (8) the effect of any decision by Bancorp to engage in any business not historically operated by it, (9) the ability of Bancorp to raise additional capital in the future and successfully deploy the funds raised, (10) the state of the economy and real estate values in Bancorp’s market areas, and the consequent affect on the quality of Bancorp’s loans and (11) the recently enacted Energy Economic Stabilization Act of 2008 is expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of Bancorp.  Other such factors may be described in Bancorp’s other filings with the SEC.

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

Summary

Bancorp’s net loss of $1,909,000 ($0.40 basic and diluted loss per share) for the quarter ended September 30, 2008 represents a decrease of $2,650,000, as compared to net income of $741,000 ($0.16 basic and diluted income per share) for the quarter ended September 30, 2007.  For the nine-month period ended September 30, 2008, the net loss of $1,363,000 ($0.29 basic and diluted loss per share) represents a decrease of $3,154,000, as compared to net income of $1,791,000 ($0.38 basic and diluted income per share) for the nine months ended September 30, 2007.

Total assets increased $97.3 million from $807.5 million at December 31, 2007 to $904.8 million at September 30, 2008.  Cash and cash equivalents decreased $0.5 million to $13.5 million at September 30, 2008 as compared to $14.0 million at December 31, 2007. The available-for-sale securities portfolio decreased $11.2 million to $56.0 million at September 30, 2008 from $67.3 million at December 31, 2007.  The net loan portfolio increased $104.7 million from $685.9 million at December 31, 2007 to $790.6 million at September 30, 2008.  Deposits increased $59.5 million to $731.9 million at September 30, 2008 from $672.4 million at December 31, 2007; borrowings increased $41.5 million during the same period. Total shareholders’ equity decreased $1,889,000 from $66.8 million at December 31, 2007 to $64.9 million at September 30, 2008.

Financial Condition

Bancorp’s total assets increased $97.3 million, from $807.5 million at December 31, 2007 to $904.8 million at September 30, 2008.  The growth in assets was funded by an increase in deposits and borrowings.  The increase in borrowings provides a lower cost alternative to retail deposits and was strategically done to help facilitate lowering the overall cost of funds.  Cash and cash equivalents decreased $0.5 million to $13.4 million at September 30, 2008 as compared to $14.0 million at December 31, 2007.  Cash and due from banks and short-term investments increased $4.3 million and $1.2 million respectively, while Federal funds sold decreased $6.0 million.

Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	September 30,	December 31,
	2008	2007

U. S. Government sponsored
agency obligations	$10,086,300	$16,924,648
U. S. Government Agency and sponsored
agency mortgage-backed securities	39,968,386	41,325,870
Money market preferred
equity securities	5,994,399	9,039,522
Total Available for Sale Securities	$56,049,085	$67,290,040

Available-for-sale securities decreased $11.2 million, or 17%, from $67.3 million at December 31, 2007 to $56.0 million at September 30, 2008.  The decrease is primarily due to the call or maturity of eight government sponsored agency bonds and the redemption of two money market preferred securities, which was offset by the purchase of two government sponsored agency bonds.  Management determined the fair value of the FHLMC money market preferred equity security to be $0 based on FHLMC going into receivership and the uncertainty of the collectability on the security and as a result an impairment charge of $1.05 million was recorded through earnings.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	September 30,	December 31,
	2008	2007
Real Estate
Commercial	$264,065,297	$233,121,685
Residential	155,749,740	110,154,838
Construction	256,653,082	254,296,326
Construction to permanent	38,551,811	37,701,509
Commercial	41,026,327	27,494,531
Consumer installment	942,685	1,270,360
Consumer home equity	44,225,084	29,154,498
Total Loans	801,214,026	693,193,747
Premiums on purchased loans	159,612	195,805
Net deferred fees	(1,277,613)	(1,830,942)
Allowance for loan losses	(9,502,148)	(5,672,620)
Loans receivable, net	$790,593,877	$685,885,990

Bancorp’s net loan portfolio increased $104.7 million, or 15%, from $685.9 million at December 31, 2007 to $790.6 million at September 30, 2008.  The significant increase includes a $45.6 million increase in residential real estate loans, a $30.9 million increase in commercial real estate loans and a $15.1 million increase in home equity loans.

The Bank offers a competitively priced and expanded product line, but due to changing economic and market conditions, loan growth has slowed as the year progressed.

At September 30, 2008, the net loan to deposit ratio was 108% and the net loan to total assets ratio was 88%.  At December 31, 2007, these ratios were 102% and 85%, respectively.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	September 30,	December 31,
(Thousands of dollars)	2008	2007

Loans past due over 90 days	$ 2,464	$ 112
still accruing
Non accruing loans	28,570	3,832
Total	$ 31,034	$ 3,944
% of Total Loans	3.88%	0.57%
% of Total Assets	3.44%	0.49%

Potential Problem Loans

Non-accrual loans increased from $3,832,000 at December 31, 2007 to $28,570,000 at September 30, 2008 as a result of the unprecedented economic crisis and its impact on the local real estate market. The non-accrual portfolio consists of nine relationships of which eight are secured by real estate.  The remaining relationship is secured by real estate and business assets, a portion of which is also guaranteed by the U.S. Small Business Administration. All the Bank’s non-accrual loans are either in the foreclosure process or forbearance agreements are under consideration. In all cases, recent appraisals have been received which have been utilized to estimate any potential loan impairment.  The aggregate estimated impairment was determined to be $278,000, for which a specific reserve has been established.

Loans delinquent over 90 days and still accruing totaled approximately $2,464,000 and consisted of six loans, all of which are current for payment, but are past maturity dates by at least 90 days.  Of the six loans, four are in the process of being renewed and two are included on the Bank’s watch list.  Of this amount, $1,652,000 is real estate secured and $812,000 is business loans.

Of the non-accrual loans at September 30, 2008, 69% were construction loans. While the Bank has never recorded a construction loan charge-off, slowing home sales activity and lower residential home prices in the Bank's market area will cause borrowers to incur additional carrying costs and may lead to a further increased level of non-accrual construction loans. However, due to the Bank's conservative loan-to-value ratio policies and close loan monitoring, we do not anticipate significant loan charge-offs in the Bank’s construction loan portfolio.

Allowance for Loan Losses and Impaired Loans

The changes in the allowance for loan losses for the nine months ended September 30, 2008 and September 30, 2007 are as follows:

	Three months ending		Nine months ending
	September 30,		September 30,
(Thousands of dollars)	2008	2007	2008	2007

Balance at beginning of period	$ 7,218	$ 5,598	$ 5,673	$ 5,630
Charge-offs	(716)	-	(716)	(32)
Recoveries	1	-	1	-
Net (charge-offs) recoveries	(715)	-	(715)	(32)
Provision charged to operations	3,000	-	4,545	-
Balance at end of period	$ 9,502	$ 5,598	$ 9,502	$ 5,598

Ratio of net (charge-offs) during
the period to average loans
outstanding during the period.	-0.09%	0.00%	-0.09%	-0.01%

Based on management’s evaluation of the allowance for loan losses, management believes that the allowance of $9.5 million at September 30, 2008 and $5.7 million at December 31, 2007 is adequate, but not excessive, under prevailing economic conditions, to absorb losses on existing loans.  As a result of the present economic crisis and its impact on the local real estate market, the Bank increased the allowance for loan losses by $3.0 million during the third quarter.

An impairment analysis has been conducted on all non-accrual loans based on recent appraised values, resulting in an impairment estimate of $278,000. These loans, as well as all watch list special mention loans, are reviewed weekly by a board-level committee. Included in the non-accruing loans are three loans to a single borrower, partially guaranteed by the U.S. Small Business Administration. During the third quarter, the Bank charged-off $716,000 of this relationship leaving a total remaining balance of $2.1 million, representing the SBA guaranteed portion plus the recent appraised value of the real estate collateral net of estimated liquidation costs.

Goodwill and Other Intangibles

In accordance with SFAS 142, “Goodwill and Other Intangibles,” (“SFAS 142”), Bancorp performs annual impairment analyses on its goodwill and other intangible assets.  The annual measurement date for evaluating goodwill for impairment is October 31; however, in accordance with SFAS 142, impairment testing between annual tests shall be performed if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Under SFAS 142 the first step of the goodwill impairment test used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no further analysis is required.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill test shall be performed to measure the extent of the impairment, if any.  In the case of Patriot National Bancorp, Inc. the fair value of the Company has derived based on the market capitalization of the Company.

As Bancorp is comprised of a single reporting unit, management has historically considered the book value of the Company’s stock (total capital) as it compared to the market value (closing stock price as of the measurement date times the number of shares outstanding) in its goodwill impairment analysis.

The current state of the economy has had a dramatic impact upon market conditions.  The stock market in general is down considerably and the financial services sector, in particular, has experienced significant declines.  The price of the Company’s stock has not been immune to these conditions, which has prompted management to gather certain information to determine if given the current circumstances consideration should be given to the potential impairment of goodwill.  Based upon the analysis performed, management believes that goodwill is not impaired at September 30, 2008.

Management assessed the decline in the Company’s market capitalization relative to the declining values within the financial services sector, in general, and the declines in several bank stock indices in particular, such as the KBW BKX index, the NASDAQ bank index and the S&P 500 index, and determined the decline in the Company’s market capitalization does not currently represent an other than temporary decline in the company’s enterprise value and accordingly management believes that goodwill is not impaired at September 30, 2008.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	September 30,	December 31,
	2008	2007

Non-interest bearing	$54,145,346	$51,925,991

Interest bearing
NOW	19,002,322	19,462,123
Savings	41,739,357	34,261,389
Money market	62,041,569	34,880,837
Time certificates, less than $100,000	372,631,862	300,502,281
Time certificates, $100,000 or more	182,382,945	231,366,788
Total interest bearing	677,798,055	620,473,418
Total Deposits	$731,943,401	$672,399,409

Total deposits increased $59.5 million or 9% from $672.4 million at December 31, 2007 to $731.9 million at September 30, 2008.  Demand deposits increased $2.2 million, which is reflective of increases in cashier’s checks of $2.3 million and commercial checking of $0.6 million offset by decreases in other demand deposits account types.  Quarterly average balances for demand deposits increased by $2.8 million from December 31, 2007 to September 30, 2008, which is primarily due to growth in personal and internal accounts. Due to the uncertainty regarding the future direction of interest rates, certain customers are placing funds in non-maturity deposits.  As a result, consumer money market premium accounts increased $25.1 million.  Certificates of deposit increased $23.1 million due to more attractive product pricing in the third quarter.  Savings accounts increased $7.5 million or 22% due primarily to increases in competitively priced consumer and commercial statement savings products.

Borrowings

At September 30, 2008, total borrowings were $104.2 million.  This reflects an increase of $41.5 million since December 31, 2007 as Bancorp is utilizing lower rate borrowings to offset the decline in certificates of deposit.  This was strategically planned in order to assist with reducing the overall cost of funds.  Bancorp is also trying to lengthen the maturities of its liabilities for better balance sheet management and this is more easily accomplished through the use of borrowings rather than certificates of deposit.

In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $37.9 million in additional advances from the Federal Home Loan Bank of Boston, which includes a $2.0 million overnight line of credit.

The Bank also has arranged a $3.0 million overnight line of credit from a correspondent bank and $10.0 million under a repurchase agreement; no amounts were outstanding under these two arrangements at September 30, 2008.

Capital

Capital decreased $1,889,000 for the nine months ended September 30, 2008 resulting from the net loss that Bancorp experienced during the third quarter.  Due to the current condition of the local real estate environment, Bancorp recorded a loan loss reserve provision of $3,000,000 during the third quarter.  Management determined the fair value of the FHLMC money market preferred equity security to be $0 based on FHLMC going into receivership and the uncertainty of the collectability on the security and as a result an impairment charge of $1.05 million was recorded through earnings.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased by $61.9 million from $244.2 million on December 31, 2007 to $182.2 million on September 30, 2008 due primarily to decreases in approved loan commitments and undisbursed construction loans.

Results of Operations

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended September 30,
	2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$788,837	$12,685	6.43%	$619,672	$12,280	7.93%
Federal funds sold and
other cash equivalents	7,786	39	2.00%	26,414	342	5.18%
Investments	64,056	749	4.68%	64,718	676	4.18%
Total interest
earning assets	860,679	13,473	6.26%	710,804	13,298	7.48%

Cash and due from banks	4,648			3,889
Premises and equipment, net	7,517			6,515
Allowance for loan losses	(8,358)			(5,598)
Other assets	29,153			10,283
Total Assets	$893,639			$725,893

Interest bearing liabilities:
Deposits	$665,379	$5,585	3.36%	$586,834	$6,843	4.66%
FHLB advances	86,451	583	2.70%	3,706	46	4.96%
Subordinated debt	8,248	124	6.01%	8,248	175	8.49%
Other borrowings	7,000	78	4.46%	163	2	4.91%
Total interest
bearing liabilities	767,078	6,370	3.32%	598,951	7,066	4.72%

Demand deposits	56,462			55,060
Accrued expenses and
other liabilities	3,345			5,949
Shareholders' equity	66,754			65,933
Total liabilities and equity	$893,639			$725,893

Net interest income		$7,103			$6,232
Interest margin			3.30%			3.51%
Interest spread			2.94%			2.76%

	Nine months ended September 30,
	2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$761,506	$39,782	6.97%	$574,823	$33,887	7.86%
Federal funds sold and
other cash equivalents	14,494	318	2.93%	48,603	1,890	5.18%
Investments	63,537	2,195	4.61%	67,391	2,080	4.12%
Total interest
earning assets	839,537	42,295	6.72%	690,817	37,857	7.31%

Cash and due from banks	5,651			4,206
Premises and equipment, net	7,639			5,877
Allowance for loan losses	(6,847)			(5,618)
Other assets	29,100			9,922
Total Assets	$875,080			$705,204

Interest bearing liabilities:
Deposits	$677,284	$20,020	3.94%	$568,845	$19,435	4.56%
FHLB advances	56,202	1,265	3.00%	4,509	167	4.94%
Subordinated debt	8,248	402	6.50%	8,248	519	8.39%
Other borrowings	7,005	232	4.42%	55	2	4.85%
Total interest
bearing liabilities	748,739	21,919	3.90%	581,657	20,123	4.61%

Demand deposits	54,526			52,751
Accrued expenses and
other liabilities	4,534			5,403
Shareholders' equity	67,281			65,393
Total liabilities and equity	$875,080			$705,204

Net interest income		$20,376			$17,734
Interest margin			3.24%			3.42%
Interest spread			2.82%			2.70%

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

	Three months ended September 30,			Nine months ended September 30,
	2008 vs 2007			2008 vs 2007
	Increase (decrease) in Interest			Increase (decrease) in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$ 2,985	$ (2,580)	$ 405	$ 10,061	$ (4,166)	$ 5,895
Federal funds sold and
other cash equivalents	(162)	(141)	(303)	(971)	(601)	(1,572)
Investments	(7)	80	73	(114)	229	115
Total interest
earning assets	2,816	(2,641)	175	8,976	(4,538)	4,438

Interest bearing liabilities:
Deposits	$ 829	$ (2,087)	$ (1,258)	$ 3,429	$ (2,844)	$ 585
FHLB advances	567	(30)	537	1,189	(91)	1,098
Subordinated debt	-	(51)	(51)	-	(117)	(117)
Other borrowings	76	-	76	230	-	230
Total interest
bearing liabilities	1,472	(2,168)	(696)	4,848	(3,052)	1,796

Net interest income	$ 1,344	$ (473)	$ 871	$ 4,128	$ (1,486)	$ 2,642

An increase in average interest earning assets of $149.9 million, or 21%, partially offset by a decrease in interest rates resulted in interest income for Bancorp of $13.5 million for the quarter ended September 30, 2008 as compared to $13.3 million for the same period in 2007. Interest and fees on loans increased $0.4 million, or 3%, from $12.3 million for the quarter ended September 30, 2007 to $12.7 million for the quarter ended September 30, 2008. This increase was primarily the result of the increase in the average outstanding balances of the loan portfolio partially offset by the impact of a decrease in interest rates.  Interest income on investments increased by 11% primarily due to an increase in interest rates, which was partially offset by a decrease of $662,000 in the average balance of investments for the same period in 2007.  Interest income on federal funds sold and other cash equivalents decreased by $303,000, or 89%, as a result of a decrease in average balances in addition to a significant decrease in short-term interest rates.  For the nine months ended September 30, 2008, interest and dividend income was $42.2 million, which represents an increase of $4.4 million, or

12%, as compared to interest and dividend income of $37.8 million for the same period last year.  This increase was due primarily to a $186.7 million, or 32%, increase in average loan balances and a $14.9 million, or 31%, increase in average investment securities.  These increases were partially offset by a decrease in interest rates and average balances on federal funds sold and other cash equivalents.

Total interest expense for the quarter ended September 30, 2008 of $6.4 million represents a decrease of $696,000, or 10%, as compared to the same period last year.  This decrease in interest expense is the result of higher average balances of interest-bearing liabilities of $168.1 million or 28%.  Average balances of deposit accounts increased $78.5 million, or 13%, but resulted in a decrease in interest expense of $1.3 million due to decreases in interest rates.  Average FHLB advances increased $82.7 million, resulting in a corresponding increase of $537,000 in FHLB interest expense; and the decrease in the index to which the junior subordinated debt is tied resulted in a decrease in interest expense of $51,000, or 30%.  For the nine months ended September 30, 2008, total interest expense increased $1.8 million, or 9%, to $21.9 million from $20.1 million for the nine months ended September 30, 2007.  This increase in interest expense was due to the above-mentioned reasons.

As a result of the above, Bancorp’s net interest income increased $871,000, or 14%, to $7.1 million for the three months ended September 30, 2008 as compared to $6.2 million for the same period last year.  The net interest margin for the three months ended September 30, 2008 was 3.30% as compared to 3.51% for the three months ended September 30, 2007.  If the net interest margin were to be normalized for the impact of the significant increase in non-accrual loans during the third quarter, the net interest margin for the three months ended September 30, 2008 would have been 3.84% as compared to the actual margin of 3.30%.  For the nine months ended September 30, 2008, net interest income increased $2.6 million, or 15%, to $20.4 million as compared to $17.7 million at September 30, 2007.  The net interest margin for the nine months ended September 30, 2008 was 3.24% as compared to 3.42% for the nine months ended September 30, 2007.  If the net interest margin were to be normalized for the non-accrual loans for the nine months ended September 30, 2008, the margin would be at 3.45% as compared to the actual margin of 3.24%.

For the three months ended September 30, 2008, Bancorp achieved an annualized return(loss) on average equity (“ROE”) of (11.44%) and an annualized return(loss) on average assets (“ROA”) of (0.85%).  The comparable ratios for the three months ended September 30, 2007 were an annualized ROE of 4.49% and an annualized ROA of 0.41%. For the nine months ended September 30, 2008 and September 30, 2007, Bancorp realized an ROE of (2.70%) and 3.65%, respectively and an ROA of (0.21%) and 0.34%, respectively.  Performance ratios for the third quarter of 2008 are not necessarily indicative of the results to be achieved for the remainder of the year.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the three and nine months ended September 30, 2008 was $3,000,000 and $4,545,000, respectively, as compared to no provision for the three and six months ended September 30, 2007.  The increased provision for this quarter was based upon management’s assessment of the impact changes in the national and local economic and business conditions have on the Bank’s loan portfolio.  There continues to be major displacement in the national and global credit markets.  The secondary mortgage market continues to be impacted by economic events.  These macro issues have now impacted local real estate markets.

While the marketing time of local real estate has expanded and prices have declined, the Bank continues to maintain conservative underwriting standards including low loan to value ratio guidelines.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income decreased $855,000 from $552,000 for the quarter ended September 30, 2007 to ($304,000) for the quarter ended September 30, 2008.  This decrease is primarily due to management determining the fair value of the FHLMC money market preferred equity security to be $0 based on FHLMC going into receivership, which resulted in an impairment charge of $1.05 million recorded through earnings.  A decrease in the volume of loans placed with outside investors resulted in a decrease in mortgage brokerage and referral fee income of $77,000.  Deposit account related fees and service charges for the three months ended September 30, 2008 increased $32,000, or 15%, as compared to the same period last year. This increase was primarily due to an increase in service charges assessed on deposit accounts resulting from increases in insufficient and uncollected funds transaction volumes. Other income increased $70,000 mainly as a result of increased debit card transactions and other miscellaneous income.  The Bank-owned life insurance, which was purchased during the fourth quarter of 2007, generated income of $237,000 for the quarter ended September 30, 2008.  The assets of the Bank-owned life insurance are invested in a separate account arrangement with a single insurance company, which consists primarily of government sponsored agency mortgage-backed securities.  This insurance company is currently rated AA by Standard & Poor’s and Aa3 by Moody’s.

For the nine months ended September 30, 2008, non-interest income decreased $452,000, or 27%, to $1.2 million as compared to $1.7 million for the period ended September 30, 2007.  The overall decrease was due to the above-mentioned reasons.

Non-interest expenses

Non-interest expenses increased $424,000, or 8%, to $6.0 million for the quarter ended September 30, 2008 from $5.6 million for the quarter ended September 30, 2007.  Salaries and benefits expense remained constant at $3.0 million for the quarter ended September 30, 2008 compared to the same period last year.  Occupancy and equipment expense, net, increased $208,000, or 18% to $1.4 million for the quarter ended September 30, 2008 from $1.1 million for the quarter ended September 30, 2007 due to the leasing of additional space for new branches, as well as depreciation expenses associated with outfitting the related branches.  Data processing and other outside services decreased $208,000, or 45%, from $458,000 for the quarter ended September 30, 2007, to $250,000 for the quarter ended September 30, 2008.  This was due to decreases in personnel placement fees and office temporaries and partially offset by an increase in data processing costs.  Professional services increased $118,000 to $247,000 for the quarter ended September 30, 2008 from $129,000 for the quarter ended September 30, 2007.  This was mainly due to increased audit and accounting fees primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

For the nine months ended September 30, 2008, non-interest expenses increased $2.1 million, or 13%, to $18.6 million from $16.5 million for the same period in 2007.  Salaries and benefits increased $489,000 to $9.7 million and occupancy and equipment expense, net increased $733,000 to $3.8 million when comparing the quarters ending September 30, 2008 and September 30, 2007.  The reasons for these increases are due to staffing additions for new branches that were opened during these periods, as well as anticipated growth in various ancillary departments.  Professional services expenses increased $346,000 to $701,000 primarily due from an increase in external audit and accounting expenses.  Regulatory assessment expenses also increased $142,000, or 34%, when comparing the quarter ended September 30, 2008 to the same period last year.  Other non-interest expenses increased $295,000, or 22%, from $1.4 million for the nine months ended September 30, 2007 to $1.7 million for the nine months ended September 30, 2008.  This is mainly due to increases in hardware/software expenses and the blanket bond insurance premium.

Income Taxes

Bancorp recorded an income tax benefit of ($288,000) for the quarter ended September 30, 2008 as compared to tax expense of $470,000 for the quarter ended September 30, 2007. For the nine months ended September 30, 2008 Bancorp recorded an income tax benefit of ($183,000) compared to income tax expense of $1.1 million for the nine months ended September 30, 2007. The effective tax rates for the three months and nine months ended September 30, 2008 were 13% and 12%, respectively.  The effective tax rate for both the quarter and nine months ended September 30, 2007 was 39%.  The change in effective tax rates from 2007 to 2008 is due primarily to the exclusion for income tax purposes of the earnings on the Bank-owned life insurance.  This resulted in an effective tax benefit rate in excess of the statutory rate applied to loss before taxes however such expected benefit was reduced by a deferred tax valuation allowance at September 30, 2008, relating to the tax benefit on the $1.05 million impairment loss on its FHLMC money market preferred security during the third quarter of 2008. This valuation allowance of $404,000 was recorded because the loss on the FHLMC money market preferred security was considered a capital loss whose tax benefit was not considered realizable at September 30, 2008. In October 2008, legislation was enacted which will allow any realized loss on this security to be treated as an ordinary loss for tax purposes. Such enacted legislation will result in Bancorp reversing this deferred tax valuation allowance upon the legislation enactment date in October 2008.

Liquidity

Bancorp's liquidity ratio was 7% and 14% at September 30, 2008 and September 30, 2007, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets:  cash and due from banks, federal funds sold, short term investments and available-for-sale securities.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio.  Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

Capital

The following table illustrates Bancorp’s regulatory capital ratios at September 30, 2008 and December 31, 2007 respectively:

	September 30, 2008	December 31, 2007
Total Risk-based Capital	11.13%	12.17%
Tier 1 Risk-based Capital	9.88%	11.30%
Leverage Capital	8.05%	9.42%

The following table illustrates the Bank’s regulatory capital ratios at September 30, 2008 and December 31, 2007 respectively:

	September 30, 2008	December 31, 2007
Total Risk-based Capital	11.06%	12.03%
Tier 1 Risk-based Capital	9.81%	11.15%
Leverage Capital	7.99%	9.30%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.  Based on the above ratios, the Bank is considered to be “well capitalized” at September 30, 2008 under applicable regulations.

Management continuously assesses the adequacy of the Bank’s capital to ensure that the Bank remains a “well capitalized” institution.  Management’s strategic and capital plans contemplate various options to maintain the “well capitalized” classification.  Given the uncertainty in the economy generally, and the Bank’s markets in particular, management is actively considering various capital raising opportunities to enhance Bancorp’s capital levels.

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

Item 3:     Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices.  Based upon the nature of Bancorp’s business, the primary source of market risk is interest rate risk, which is the impact that changing interest rates have on current and future earnings.  In addition, Bancorp’s loan portfolio is primarily secured by real estate in the company’s market area.  As a result, the changes in valuation of real estate could also impact Bancorp’s earnings.

Qualitative Aspects of Market Risk

Bancorp’s goal is to maximize long term profitability while minimizing its exposure to interest rate fluctuations.  The first priority is to structure and price Bancorp’s assets and liabilities to maintain an acceptable interest rate spread while reducing the net effect of changes in interest rates.  In order to accomplish this, the focus is on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet.  One method of achieving this balance is to originate variable rate loans for the portfolio and purchase short-term investments to offset the increasing short term re-pricing of the liability side of the balance sheet.  In fact, a number of the interest-bearing deposit products have no contractual maturity.  Therefore, deposit balances may run off unexpectedly due to changing market conditions.  Additionally, loans and investments with longer term rate adjustment frequencies are matched against longer term deposits and borrowings to lock in a desirable spread.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation.  The calculations use projected repricings of assets and liabilities at September 30, 2008 and December 31, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	September 30,	December 31,
	Points	Risk Guidelines	2008	2007

GAP percentage total		+/- 15%	-1.06%	-8.33%
Net interest income	200	+/- 15%	0.87%	-1.05%
	-200	+/- 15%	-1.79%	-0.59%
Net portfolio value	200	+/- 25%	-14.452%	-12.60%
	-200	+/- 25%	2.46%	7.35%

Bancorp’s net interest income has benefited from the growth in the balance sheet during 2008. The increase in net interest income is due to an increase in the loan portfolio combined with a decrease in interest rates paid on deposits, which resulted in an overall lower cost of funds.  All of these factors contributed to higher levels of net interest income in the base case scenario at September 30, 2008 as compared to December 31, 2007 using Bancorp’s interest income simulation model.  Bancorp’s interest rate risk position was within all of its interest rate risk guidelines at September 30, 2008.  The interest rate risk position is monitored on an ongoing basis and management reviews strategies designed to maintain all categories within guidelines.

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

Net Interest Income and Economic Value
Summary Performance

September 30, 2008
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	34,170	296	0.87%	58,833	(9,996)	-14.52%
+ 100	33,916	42	0.12%	64,398	(4,431)	-6.44%
BASE	33,874			68,829
- 100	33,780	-94	-0.28%	70,348	1,519	2.21%
- 200	33,266	-608	-1.79%	70,522	1,693	2.46%

December 31, 2007
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	24,969	(265)	-1.05%	69,103	(9,966)	-12.60%
+ 100	25,138	(96)	-0.38%	73,971	(5,098)	-6.45%
BASE	25,234			79,069
- 100	25,316	82	0.32%	83,213	4,144	5.24%
- 200	25,084	(150)	-0.59%	84,881	5,812	7.35%

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1A:     Risk Factors

During the three months ended September 30, 2008, other than as noted below there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2007.

The impact on Bancorp and the Bank of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 ("EESA").  The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets.  EESA increases the amount of deposits insured by the FDIC to $250,000.  On October 14, 2008, the FDIC announced a new program -- the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.  All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.  We may be required to pay significantly higher FDIC premiums even if we do not participate in the Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.  Additionally, the behavior of depositors in regard to the level of FDIC insurance could cause the Bank's existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank's deposit portfolio directly impacts the Bank's funding cost and net interest margin.

On October 3, 2008, the Troubled Asset Relief Program ("TARP") was signed into law. TARP gave the United States Treasury Department ("Treasury") authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks, the first $125 billion of which has been allocated to nine major financial institutions.  Applications are being considered through November 14, 2008 for the remaining $125 billion. The general terms of this preferred stock program are as follows for a participating bank:

o	Pay 5% dividends on the Treasury's preferred stock for the first five years, and then 9% dividends thereafter;
o	Cannot increase common stock dividends for three years while Treasury is an investor;
o	Cannot redeem the Treasury preferred stock for three years unless the participating bank raises high-quality private capital;
o	Must receive Treasury's consent to buy back their own stock;
o	Treasury receives warrants entitling Treasury to buy participating bank's common stock equal to 15% of Treasury's total investment in the participating bank, and
o	Participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible.

The affects of participating or not participating in any such programs, including the Temporary Liquidity Guarantee Program and TARP cannot be determined at this time.

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

	3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3.2 to Bancorp’s Current Report on Form 8 - K dated December 26, 2007 (Commission File No. 1-32007))

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

10(a)(6)
Change of Control Agreement, dated as of January 1, 2007 among Robert F. O’Connell, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(6) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

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

10(a)(12)	2005 Director Stock Award Plan (incorporated by reference to Exhibit 10(a)(12) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000 - 295999)).

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

10(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

No.	Description

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10 - KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

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

November 10, 2008