Form 10-K
period 2008-12-31
PATRIOT NATIONAL BANCORP INC
filed 2009-03-31
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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
Yes           ☐           No           ☑

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2008 based on the last sale price as reported on the NASDAQ Global Market: $ 56,098,269.

Number of shares of the registrant’s Common Stock, par value $2.00 per share, outstanding as of February 28, 2009:  4,755,114.

Documents Incorporated by Reference

Proxy Statement for 2009 Annual Meeting of Shareholders.  (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

Incorporated into Part III of this Form 10-K

Patriot National Bancorp, Inc.
2008 Form 10-K Annual Report

TABLE OF CONTENTS

Part I

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” may be forward looking and subject to a variety of risks and uncertainties.  These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to  Bancorp and the Bank and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effect of Bancorp’s opening of branches, (8) the effect of any decision by Bancorp to engage in any business not historically operated by it (9) the ability of Bancorp to raise additional capital in the future and successfully deploy the funds raised, (10) the state of the economy and real estate values in Bancorp’s market areas, and the consequent affect on the quality of Bancorp’s loans, and (11) the recently enacted Emergency Economic Stabilization Act of 2008 which is expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of Bancorp.  Other such factors may be described in Bancorp’s other filings with the SEC.

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

The Bank was granted preliminary approval by the Comptroller of the Currency (the “OCC”) on March 5, 1993.  It received its charter and commenced operations as a national bank on August 31, 1994.  Since then, the Bank has opened fifteen branch offices in Connecticut.  The Bank also expanded into New York State through the purchase of a small branch office in New York City and the opening of branch offices in Bedford and Scarsdale, both located in Westchester County, New York.

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

On November 17, 2006 the Bank acquired a small branch office and related deposits at 45 West End Avenue, New York, New York, from Millennium bcpbank, a national bank headquartered in Newark, New Jersey. The Bank assumed the existing lease and operates from the branch at 45 West End Avenue. The acquisition permitted the Bank to establish two additional branches in New York State.

On April 1, 2008, the Bank acquired a 20% interest in a de novo insurance agency.  The 2008 impact on the Bank’s operations was minimal.

As of the date hereof, the only business of Bancorp is its ownership of all of the issued and outstanding capital stock of the Bank and the Trust.  Except as specifically noted otherwise herein, the balance of the description of Bancorp’s business is a description of the Bank’s business.

Commercial Banking

The Bank conducts business at its main office located at 900 Bedford Street in Stamford, Connecticut and at other Connecticut branch offices located at:  838 High Ridge Road in Stamford, 100 Mason Street in Greenwich, 184 Sound Beach Avenue in Old Greenwich, 16 River Street and 365 Westport Avenue in Norwalk, One Danbury Road and 5 River Road in Wilton, 800 Post Road in Darien, 3695 Post Road in Southport, 771 Boston Post Road in Milford, 1127 Post Road and 1755 Black Rock Turnpike in Fairfield, 945 White Plains Road in Trumbull, 370 Post Road East in Westport and 3552 Main Street in Stratford, and New York State branch offices located at:  45 West End Avenue in New York City, 432 Old Post Road in Bedford and 495 Central Park Avenue in Scarsdale.  The Bank also operates a loan origination office at 1177 Summer Street in Stamford, Connecticut.

The Bank offers a broad range of consumer and commercial banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses and professionals.  The Bank offers consumer and commercial deposit accounts that include: checking accounts, interest-bearing “NOW” accounts, insured money market accounts, time certificates of deposit, savings accounts, IRA’s (Individual Retirement Accounts) and HSA’s (Health Savings Accounts).  Other services include money orders, traveler’s checks, ATM’s (automated teller machines), internet banking, bill paying, remote deposit capture and debit cards.  The Bank is a member of CDARS (Certificates of Deposit Account Registry) whereby individuals or organizations can place large deposits into smaller-denomination CD’s in multiple institutions that can be insured for amounts larger than the FDIC limits.  The single bank FDIC limits have temporarily been increased to $250,000 per eligible account through December 31, 2009.  In addition, the Bank may in the future offer other financial services.

The Bank offers commercial real estate and construction loans to area businesses and developers. Real estate loans made to individuals include home mortgages, home improvement loans, bridge loans and home equity loans and lines of credit.  Other personal loans include lines of credit, installment loans, overdraft protection and credit cards. Commercial loans offered to small and medium-sized businesses include secured and unsecured loans to service companies, real estate developers, manufacturers, restaurants, wholesalers, retailers and professionals doing business in the region.  In addition to offering residential real estate mortgage loans for its own portfolio, the Bank also solicits and processes mortgage loan applications from consumers on behalf of permanent investors and originates loans for sale to generate income.

Competition

The Bank competes with a variety of financial institutions in its market area.  Many have greater financial resources and capitalization, which gives them higher lending limits as well as the ability to conduct larger advertising campaigns to attract business.  Generally the larger institutions offer additional services such as trust and international banking which the Bank is not equipped to offer directly.   When the need arises, arrangements are made with correspondent institutions to provide such services.  In the future, if the Bank desires to offer trust services, prior approval of the OCC will be required.  To attract business in this competitive environment, the Bank relies on local promotional activities and personal contact by officers, directors and shareholders and on its ability to offer personalized services.

The customer base of the Bank generally is diversified so that there is not a concentration of either loans or deposits within a single industry, a group of industries, a single person or groups of people.  The Bank in recent years has developed a concentration in construction lending, a portfolio the Bank is planning to reduce in relative size.  The Bank is not dependent on one or a few major customers for either of its deposit or lending activities, the loss of any one of which would have a material adverse effect on the business of the Bank.

Residents and businesses in Stamford, Greenwich, Norwalk, Wilton, Darien, Southport, Fairfield, Trumbull, Westport, Milford and Stratford, Connecticut provide the majority of the Bank’s deposits. The Bank has expanded its footprint by establishing branch offices in the Westchester County, New York towns of Bedford and Scarsdale, as well as a branch in New York City.  The Bank has focused its attention on serving the segments of its market area historically served by community banks. The Bank competes in its market by providing a high level of personalized and responsive banking service for which the Bank believes there is a need.

The Bank’s loan customers extend beyond the towns and cities in which the Bank has branch offices that include nearby towns in Fairfield and New Haven Counties in Connecticut, and Westchester County, New York City and Long Island, New York, although the Bank’s loan business is not necessarily limited to these areas.  The concentration of the loan portfolio in construction lending is indicative of the specialty the Bank developed since its founding in 1994.  The Bank’s plans for future lending contemplate the diversification of the portfolio away from its historical emphasis on construction lending.  While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in the Fairfield County area, the Bank believes that the service, professional and related businesses which have been attracted to this area, as well as the individuals that reside in this area, represent current and potential customers of the Bank.

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

The cities of Stamford and Norwalk and the towns of Greenwich, Wilton, Darien, Southport, Milford, Fairfield, Trumbull, Westport and Stratford are presently served by over 270 branches of commercial and savings banks along with 19 in the New York towns of Bedford and

Scarsdale.  Most of these branches are offices of banks, which have headquarters outside of the states or areas or are subsidiaries of bank or financial holding companies whose headquarters are outside of the areas served by the Bank.  In addition to banks with branches in the same areas as the Bank, there are numerous banks and financial institutions serving the communities surrounding these areas, which also draw customers from Stamford, Greenwich, Norwalk, Wilton, Darien, Southport, Milford, Fairfield, Trumbull, Westport and Stratford posing significant competition to the Bank for deposits and loans.  Many of those banks and financial institutions are well established and well capitalized.

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

Federal and state banking regulations govern, among other things, the scope of the business of a bank, a bank holding company or a financial holding company, the investments a bank may make, deposit reserves a bank must maintain, the establishment of branches and the activities of a bank with respect to mergers and acquisitions.  The Bank is a member of the Federal Reserve System and is subject to applicable provisions of the Federal Reserve Act and regulations there under.  The Bank is subject to the federal regulations promulgated pursuant to the Financial Institutions Supervisory Act to prevent banks from engaging in unsafe and unsound practices, as well as various other federal and state laws and consumer protection laws.  The Bank is also subject to the comprehensive provisions of the National Bank Act.

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

In addition to other laws and regulations, Bancorp and the Bank are subject to the Community Reinvestment Act (“CRA”), which requires the federal bank regulatory agencies, when considering certain applications involving Bancorp or the Bank, to consider Bancorp’s and the Bank’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and over unwarranted geographic differences in lending patterns.  Existing banks have sought to comply with CRA in various ways; some banks have made use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements and small business loans.  Compliance may also include participation in various government insured lending programs, such as Federal Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value ratio conventional mortgage loans with private mortgage insurance.  To date, the market area from which the Bank draws much of its business is in the towns and cities in which the Bank has branch offices, which are characterized by a very diverse ethnic, economic and racial cross-section of the population.  As the Bank expands further, the market areas served by the Bank will continue to evolve. Bancorp and the Bank have not and will not adopt any policies or practices, which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the communities served by the Bank.

On October 26, 2001, the United and Strengthening America by Providing Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was enacted to further strengthen domestic security following the September 11, 2001 attacks.  This Act amends various federal banking laws, particularly the Bank Secrecy Act, with the intent to curtail money laundering and other activities that might be undertaken to finance terrorist actions.  The Act also requires that financial institutions in the United States enhance already established anti-money laundering policies, procedures and audit functions and ensure that controls are reasonably designed to detect instances of money laundering  through certain correspondent or private banking accounts.  Verification of customer identification, maintenance of said verification records and cross checking names of new customers against government lists of known or suspected terrorists is also required.  The Patriot Act was reauthorized and modified with the enactment of The USA Patriot Act Improvement and Reauthorization Act of 2005.

On July 20, 2002, the Sarbanes-Oxley Act of 2002 was enacted, the primary purpose of which is to protect investors through improved corporate governance and responsibilities of, and disclosures by, public companies.  The Act contains provisions for the limitations of services that external auditors may provide as well as requirements for the credentials of Audit Committee members.  In addition, the principal executive and principal financial officers are required to certify in quarterly and annual reports that they have reviewed the report; and based on the officers’ knowledge, the reports accurately present the financial condition and results of operations of the company and contain no untrue statement or omission of material fact.  The officers also certify their responsibility for establishing and maintaining a system of internal controls, which insure that all material information is made known to the officers; this certification also includes the evaluation of the effectiveness of disclosure controls and procedures and their impact upon financial reporting.  Section 404 of the Act entitled Management Assessment of Internal Controls, requires that each annual report include an internal control report which states that it is the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting, as well as an assessment by management of the effectiveness of the internal control structure and procedures for financial reporting.  This section further requires that the external auditors attest to, and report on, the assessment made by management.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act (“EESA”), which includes the Troubled Asset Relief Program (“TARP”).  The legislation was in response to the financial crises affecting the banking system and financial markets.  The TARP gave the United States Department of the Treasury (the “Treasury”) authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in the capital markets.  On October 14, 2008, the Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks, the first $125 billion of which has been allocated to nine major financial institutions.  Shortly thereafter, the initial $250 billion authorization was increased to $350.0 billion upon the President’s certification to Congress that the increase was necessary.   This additional $100 billion was used for the purchase of $40 billion in preferred shares of American International Group, a $20 billion commitment to the Federal Reserve Bank of New York for losses that may be incurred under the Term Asset-Backed Securities Loan Facility, an additional $25.0 billion commitment to Citigroup and an initial loan to U.S. automakers, GM and Chrysler, in the amount of $13 billion.  In January 2009, Congress approved the release of the final $350 billion.  The Bank is not participating in the TARP.

Temporary Liquidity Guarantee Program

On November 21, 2008, the FDIC adopted the Final Rule implementing the Temporary Liquidity Guarantee Program (“TLGP”) inaugurated October 14, 2008.  The TLGP consists of two basic components: (1) the Debt Guarantee Program which guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies and (2) the Transaction Account Guarantee Program which guarantees certain non-interest bearing deposit transaction accounts, such as business payroll accounts, regardless of dollar amount.  The purpose of the TLGP is to provide an initiative to counter the system wide crisis in the nation’s financial sector by promoting financial stability by preserving confidence in the banking system and encourages liquidity in order to ease lending to creditworthy business and consumers.  It is anticipated that the TLGP will favorably impact both the availability and the cost of credit.

The Bank is participating in the TLGP and as a result, its non-interest bearing transaction deposit accounts and interest bearing transaction accounts paying 50 basis points or less will be fully insured through December 31, 2009.  Currently the Bancorp is not participating in the Debt Guarantee portion of the TLGP.  However, if Bancorp decided to take advantage of this aspect of the program, then all newly-issued senior unsecured debt up to prescribed limits issued by June 30, 2009 would be temporarily guaranteed through June 30, 2012.  Bancorp would be assessed a fee equal to a range of 50 to 100 basis points depending on the maturity date of the debt multiplied by the amount of the debt issued and calculated for the maturity period of that debt or June 30, 2012, whichever was earlier.

Bancorp does not anticipate that compliance with applicable federal and state banking laws will have a material adverse effect on its business or the business of the Bank. Neither Bancorp nor the Bank has any material patents, trademarks, licenses, franchises, concessions and royalty agreements or labor contracts, other than the charter granted to the Bank by the OCC.

Employees

As of December 31, 2008, Bancorp had 150 full-time employees and 10 part-time employees.  None of the employees of Bancorp is covered by a collective bargaining agreement.

Item 1A.                      Risk Factors

The risks involved in Bancorp’s construction and commercial real estate loan portfolios are material.

Commercial real estate and construction loans generally have more risk than residential mortgage loans.  Both commercial real estate and construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers as compared to single-family residential loans.  Construction loans are secured by the property under construction, the value of which is uncertain prior to completion.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and the related loan-to-value ratios.  Speculative construction loans involve additional risk because the builder does not have a contract for the sale of the property at the time of construction.

Because the repayment of commercial real estate and construction loans depends on the successful management and operation of the borrower’s properties or related businesses, repayments of such loans can be affected by adverse conditions in the real estate market or local economy as have been experienced in Bancorp’s market area.  The downturn in the real estate market within Bancorp’s market area has and may continue to adversely impact the value of properties securing these loans.  Bancorp’s ability to recover on defaulted loans by selling the underlying real estate may be diminished, and Bancorp is more likely to suffer losses on defaulted loans.  A significant portion of Bancorp’s total loan portfolio is secured by real estate located in Fairfield County, Connecticut and Westchester County, New York, areas historically of high affluence that have been materially impacted by the financial troubles experienced by Wall Street.

Real estate lending in Bancorp’s core Fairfield County, Connecticut market involves risks related to a decline in value of commercial and residential real estate.

The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. The value of the real estate serving as collateral for the Bank’s loan portfolio has and may continue to decline materially, and transactional liquidity has materially slowed putting additional pressure on pricing.  Accordingly, a significant part of the Bank’s loan portfolio could become under-collateralized and the Bank may not be able to realize the amount of security that the Bank anticipated at the time of originating the loan. Credit markets have become tight and underwriting standards more strict, and the inability of purchasers of real estate to obtain financing may further weaken the real estate market.  Therefore, these loans may be subject to changes in grade, classification, accrual status, foreclosure, or loss which could have an effect on the adequacy of the allowance for loan losses.

Bancorp’s business is subject to various lending and other economic risks that could adversely impact Bancorp’s results of operations and financial condition.

Changes in economic conditions, particularly a continued economic slowdown in Fairfield County, Connecticut and the New York metropolitan area, could hurt Bancorp’s financial performance.  Bancorp’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes and changes in governmental monetary and fiscal policies and inflation, all of which are beyond Bancorp’s control.  A further deterioration in economic conditions, in particular an economic slowdown within Fairfield County, Connecticut and/or the New York metropolitan area, could result in the following consequences, any of which may hurt the business of Bancorp materially:  loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Bank’s products and services may decline; and assets and collateral associated with the Bank’s loans, especially real estate, may decline in value, thereby reducing a customer’s borrowing power.  Beginning in 2007 and worsening through 2008 and into 2009, the general economic conditions and specific business conditions in the United States including Fairfield County, Connecticut have deteriorated resulting in increases in loan delinquencies, problem assets and foreclosures and declines in the value and collateral associated with the Bank’s loans.  A prolonged period of economic recession or worsening of these adverse economic conditions may have a materially adverse effect on our results of operations and financial condition.

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

Bancorp is Subject to a Formal Agreement with the OCC

The Bank is subject to a formal agreement with the OCC entered into in February 2009.  The agreement is based on the results of an annual examination by the OCC.   The agreement provides for, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, commercial real estate loan concentration and level of criticized assets, along with the augmentation of a profit plan and three-year capital program.  Additionally, the agreement provides for certain asset growth restrictions for a limited period of time. The Bank does not anticipate that these restrictions will impair its current business plan.  However, failure to comply with the provisions of the Agreement could result in more severe enforcement actions and further restrictions.

Bancorp’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and non-performance.  Experience in the banking industry indicates that a portion of the Bank’s loans in all categories of its lending business will become delinquent, and some may only be partially repaid or may never be repaid at all. The Bank’s allowance in recent years has reflected the Bank’s historically strong credit quality. If economic conditions further deteriorate, the allowance for loan losses may no longer be adequate to cover actual loan losses; future provisions for loan losses may become necessary which could materially and adversely affect Bancorp’s operating results.

The allowance for loan losses is based on an evaluation of the risks associated with the Bank’s loans receivable as well as the Bank’s prior loss experience.  A substantial portion of the Bank’s loans are unseasoned and lack an established record of performance.  Deterioration in general economic conditions and unforeseen risks affecting customers will have an adverse effect on borrowers’ capacity to repay timely their obligations before risk grades could reflect those changing conditions.

The recent adverse changes in economic and market conditions in the Bank’s market areas increase the risk that the allowance will become inadequate if borrowers continue to experience economic and other conditions adverse to their incomes and businesses. Maintaining the adequacy of the Bank’s allowance for loan losses may require that the Bank make significant and unanticipated increases in our provisions for loan losses, which would materially affect our results of operations and capital adequacy.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control and these losses may exceed current estimates.  The current recessionary economic environment creates additional risk of loan losses.

Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and assess the adequacy of the allowance for loan losses.  The regulatory agencies may require us to change classifications or grades on loans, increase the allowance for loan losses with large provisions for loan losses and to recognize further loan charge-offs based upon their judgments, which may differ from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition.  During 2008, the Bank significantly increased its allowance for loan losses based on management’s evaluation of the current economic crisis and its impact on the Bank’s real estate market and its primary federal regulator’s recommendations.  While management believes that the allowance for loan losses is currently adequate to cover anticipated losses, management cannot assure shareholders that there will not be a need to increase the allowance for loan losses or that the regulators will not require management to increase this allowance.  Either of these occurrences could materially and adversely affect Bancorp’s earnings and profitability.

Bancorp’s business is subject to interest rate risk and variations in interest rates may negatively affect Bancorp’s financial performance.

Bancorp is unable to predict fluctuations of market interest rates, which are affected by many factors including:  inflation, recession, a rise in unemployment, a tightening money supply, domestic and international disorder and instability in domestic and foreign financial markets.  Changes in the interest rate environment may reduce Bancorp’s profits.  Bancorp realizes income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities.  Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities.  Bancorp is vulnerable to a decrease in interest rates because its interest-earning assets generally have shorter durations than its interest-bearing liabilities.  As a result, material and prolonged decreases in interest rates would decrease Bancorp’s net interest income.  In contrast, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations.  Like most financial institutions, Bancorp is affected by changes in interest rates, which are currently at record low levels, and by other economic factors beyond Bancorp’s control.  Although Bancorp has implemented strategies which are designed to reduce the potential effects of changes in interest rates on operations, these strategies may not always be successful.  Accordingly, changes in levels of market interest rates could materially and adversely affect Bancorp’s net interest spread, asset quality, levels of prepayments and cash flow as well as the market value of its securities portfolio and overall profitability.

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

Bancorp’s securities portfolio is classified as available-for-sale, and is comprised of mortgage-backed securities, which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, U.S. government agency obligation and auction rate preferred equity securities. These securities are sensitive to interest rate fluctuations. Unrealized gains or losses in the available-for-sale portfolio for securities other than those for which other-than-temporary impairment charges have been recorded are reported as a separate component of shareholders’ equity. As a result, future interest rate fluctuations may impact shareholders’ equity, causing material fluctuations from quarter to quarter. Failure to hold its securities until payments are received on mortgage-backed securities, other investments mature or market conditions are favorable for a sale could adversely affect Bancorp’s earnings and profitability.

Bancorp is dependent on its management team, and the loss of its senior executive officers or other key employees could impair its relationship with its customers and adversely affect its business and financial results.

Bancorp’s success is dependent upon the continued services and skills of Angelo De Caro, Charles F. Howell, Robert F. O’Connell, Philip W. Wolford and other senior officers including Martin G. Noble, its chief lender, and John Kantzas, a founder and an executive vice president. While Bancorp has employment agreements containing non-competition provisions with Messrs. Howell and O’Connell, these agreements do not prevent them from terminating their employment with Bancorp. The unexpected loss of services of one or more of these key personnel could have an adverse impact on Bancorp’s business because of their skills, knowledge of Bancorp’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Bancorp’s success also depends, in part, on its continued ability to attract and retain experienced commercial lenders and residential mortgage originators, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect Bancorp’s growth and prospects to the extent it is unable to quickly replace such personnel. Competition for commercial lenders and residential mortgage originators is strong within the commercial banking and mortgage banking industries, and Bancorp may not be successful in retaining or attracting personnel.

Bancorp has expanded into a new geographic market in which current senior management has limited experience.

Bancorp has recently expanded into Westchester County and New York City, New York.  The Bank currently has three branch offices in New York.

The vast majority of Bancorp’s deposits and loans are derived from and made to customers who live and work in Fairfield County, Connecticut.  Although management believes that the demographics for Westchester County, New York closely resemble those of Fairfield County Connecticut, the Bank has not previously conducted significant deposit generating activity in New York State.  The senior management team includes several individuals with substantial banking experience in Connecticut, but with less experience in New York.  Bancorp’s ability to compete effectively in New York State will depend in part on management’s ability to hire and retain key employees who have extensive banking experience in Westchester County.

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

Risks Related to Bancorp’s Industry

The enactment of recent legislation, including the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) may significantly affect Bancorp’s financial condition and results of operations.

EESA, which established the Troubled Assets Relief Program (“TARP”), was signed into law on October 3, 2008. As part of TARP, the Treasury established the Capital Purchase Program (the “CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On February 17, 2009, President Obama signed ARRA, a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets or, specifically, on the operations and business of Bancorp and the Bank. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect Bancorp’s business, financial condition, and results of operations.

There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry, including homeowner relief that encourages loan restructuring and modification and the lowering of the federal funds rate and other efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, Bancorp’s business, financial condition and results of operations could be materially and adversely affected.

Difficult market conditions have adversely affected Bancorp’s industry.

Bancorp is exposed to downturns in the U.S. economy, and particularly the local markets in which it operates in Connecticut and New York.  Declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks.  These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and the tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reductions in business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected Bancorp’s business, financial condition and results of operations.  We do not expect that the difficult conditions in the financial markets are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions.  In particular:

•
We expect to face increased regulation of our industry, including the provisions of the EESA and ARRA.  Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities.  We cannot predict how large these costs will be or how expansive any such limitations will be.

•
Economic conditions may continue to affect market confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies, which could affect our charge-offs and provision for loan losses.

•
The ability to assess the creditworthiness of the Bank’s customers or to estimate the values of collateral for loans may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates due to the unpredictable economic climate.

•	Increasing consolidation of financial services companies as a result of current market conditions could have unexpected adverse effects upon our ability to compete effectively.

•
We will be required to pay significantly higher FDIC premiums.  Market developments have significantly depleted the insurance fund of the FDIC and the FDIC has proposed a revised risk-based deposit insurance assessment schedule.

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

Bancorp is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency as the Bank’s chartering authority, by the FDIC, as insurer of the deposits, and by the Federal Reserve Board as regulator of Bancorp.  Changes in state and federal banking laws and regulations or in federal monetary policies could adversely affect the Bank’s ability to maintain profitability and continue to grow and, in light of recent economic conditions, such changes are expected but cannot be predicted.  For example, new legislation or regulation could limit the manner in which Bancorp may conduct its business, including the Bank’s ability to obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.  Many of these regulations are intended to protect depositors, the public and the FDIC, not shareholders.  In addition, the burden imposed by federal and state regulations may place Bancorp at a competitive disadvantage compared to competitors who are less regulated.  The laws, regulations, interpretations and enforcement policies that apply to Bancorp have been subject to significant, and sometimes retroactively applied, changes in recent years, and may change significantly in the future.  Future legislation or government policy may also adversely affect the banking industry or Bancorp’s operations.

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

The earnings of financial institutions are significantly affected by general business and economic conditions.

As a financial institution, Bancorp’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond Bancorp’s control.  In 2008 and continuing into 2009, the banking world has experienced unprecedented upheaval, including the failure of some of the leading financial institutions in the world.  Further deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Bank’s products and services, among other things, any of which could have a material adverse impact on Bancorp’s results of operations and financial condition and for which Bancorp cannot currently predict or implement plans to combat.

Item 1B.                   Unresolved Staff Comments

Bancorp has no unresolved comments from the SEC staff.

Item 2.                      Properties

Patriot National Bancorp Inc.’s corporate headquarters and main branch banking office is located at 900 Bedford Street in Stamford, Connecticut.  The building is leased by the Bank, as are its eighteen other branch banking offices, one loan origination office and additional administrative and operational office space.  The Bank also leases space at its main office for additional parking.  Lease commencement dates for office locations range from April 2003 to May 2008 and lease expiration dates fall between April 2010 and January 2022.  Most of the leases contain rent escalation provisions as well as renewal options for one or more periods.

The Bank has sublet and licensed excess space in three of its locations, two to an attorney and one to a small manufacturer.  See also, “Item 12. Certain Relationships and Related Transactions”.  For additional information regarding the Bank’s lease obligations, see Note 9 to the Consolidated Financial Statements.

All leased properties are in good condition.

Item 3.                      Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 4.                      Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2008, no matter was submitted to a vote of shareholders.

PART II

Item 5.                      Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Bancorp Common Stock is traded on the NASDAQ Global Market under the Symbol “PNBK.”  On December 31, 2008, the last sale price for Bancorp Common Stock on the NASDAQ Global Market was $6.85.

The following table sets forth the high and low sales price and dividends per share of Bancorp Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Global Market.

	2008			2007
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$ 16.55	$ 14.01	$ 0.045	$ 26.52	$ 20.75	$ 0.045
June 30	16.16	13.75	0.045	23.50	20.50	0.045
September 30	15.50	11.50	0.045	22.73	18.97	0.045
December 31	13.50	6.80	0.045	20.93	15.25	0.045

Holders

There were approximately 615 shareholders of record of Bancorp Common Stock as of December 31, 2008.  This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

Dividends

Bancorp’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to Bancorp.  Pursuant to the February 9, 2009 Agreement between the Bank and the Office of the Comptroller of the Currency, the Bank can pay dividends to Bancorp only pursuant to a dividend policy requiring compliance with the Bank's OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller.   In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to Bancorp in the form of cash dividends, loans or advances.  The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years.  As of December 31, 2008, the Bank had retained earnings of approximately $2,668,000, of which none is available for distribution to Bancorp as dividends without prior regulatory approval.  The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.  The Federal Reserve Bank may also impose further dividend restrictions on the Bancorp.

Recent Sales of Unregistered Securities

During the fourth quarter of 2008, Bancorp did not have any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2008, 1,854 shares of Bancorp stock were repurchased through the Stock Repurchase Program at an average share price of $11.75 resulting in disbursements of $21,790.  For additional information regarding the Company’s stock repurchase program, see Note 13 to the Consolidated Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information as of December 31, 2008 for equity compensation plans maintained by Bancorp.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	55,000	$10.13	-

Equity compensation plans not approved by security holders	-	-	-

Total	55,000	$10.13	-

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

Comparison of Five Year Cumulative Total Return Among
Patriot National Bancorp, Inc., S & P 500 Index and NASDAQ Bank Index

Patriot National Bancorp, Inc.
S & P 500
NASDAQ Bank Index
Index Value
275
225
175
125
75
25
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08

Index	Period Ending					
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Patriot National Bancorp, Inc.	100.00	148.90	169.20	217.20	132.30	57.30
S & P 500	100.00	110.90	116.30	134.70	142.10	89.50
NASDAQ Bank Index	100.00	111.00	106.20	117.90	91.90	69.90

Item 6.                       Selected Financial Data

	At or for the year ended December 31,
	2008	2007	2006	2005	2004

Operating Data:

Interest and dividend income	$ 55,750,246	$ 51,862,157	$ 38,009,526	$ 25,148,701	$ 18,678,251
Interest expense	28,539,067	27,767,310	18,069,648	10,269,625	7,008,508
Net interest income	27,211,179	24,094,847	19,939,878	14,879,076	11,669,743
Provision for loan losses	11,289,772	75,000	1,040,000	1,110,000	556,000
Noninterest (loss) income	(149,108)	2,233,915	2,359,149	3,229,037	2,702,204
Noninterest expense	25,947,905	22,038,836	17,576,872	14,634,487	12,256,550
(Benefit) provision for income taxes	(3,064,000)	1,537,000	1,267,000	957,000	633,000
Net (loss) income	(7,111,606)	2,677,926	2,415,155	1,406,626	926,397

Per Share Data:

Basic (loss) income per share	(1.50)	0.56	0.67	0.52	0.38
Diluted (loss) income per share	(1.50)	0.56	0.66	0.51	0.37
Dividends per share	0.180	0.180	0.175	0.155	0.135

Balance Sheet Data

Cash and due from banks	4,286,233	2,760,246	3,868,670	7,220,577	6,670,409
Federal funds sold	20,000,000	11,000,000	27,000,000	6,500,000	37,500,000
Short term investments	316,518	251,668	24,605,869	2,247,028	11,460,057
Investment securities	58,401,177	71,857,840	70,222,035	80,991,068	78,258,775
Loans, net	788,568,687	685,885,990	506,884,155	364,243,777	263,874,820
Total assets	913,358,978	807,530,254	645,982,795	470,641,162	405,046,955
Total deposits	784,821,351	672,399,409	561,451,664	419,075,288	367,005,325
Total borrowings	65,248,000	62,748,000	16,248,000	17,248,000	16,248,000
Total shareholders' equity	58,774,144	66,835,367	64,283,345	31,374,615	19,756,434

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies

Bancorp’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in this 2008 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for credit losses, evaluation and analysis for impairment of goodwill and other intangible assets, the analysis of other-than-temporary-impairment for its investment securities and valuation of deferred income tax assets and liabilities, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results.  They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis.

Recent Economic Developments

There have been significant and historical disruptions in the financial system during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers, including other lending institutions. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets.

In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA), was enacted. Under the EESA, the United States Treasury Department (the Treasury) has the authority to, among other things, purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

The Federal Deposit Insurance Corporation (FDIC) insures deposits at FDIC-insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund.  Bancorp will be subject to an increased deposit premium assessment in 2009.

The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program, which provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions were covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions are assessed a 10 basis point surcharge on the additional insured deposits. Bancorp has elected to participate in the Temporary Liquidity Guarantee Program and incur the surcharge as a cost of participation.

Summary

During an unprecedented year of financial disruption and market volatility, Bancorp reported a net loss of $7.1 million ($1.50 basic and diluted loss per share) for 2008 compared to net income of $2,678,000 ($0.56 basic and diluted income per share) for 2007.  Total assets ended the year at a record high of $913.4 million, an increase of $105.8 million from December 31, 2007.

Net interest income for the year ended December 31, 2008 increased $3.1 million or 13% to $27.2 million as compared to $24.1 million for the year ended December 31, 2007.

Total assets increased by 13% during the year as total loans increased $102.7 million from $685.9 million at December 31, 2007 to $788.6 million at December 31, 2008. The available-for-sale securities portfolio decreased by $15.3 million, or 23%, to $52.0 million at December 31, 2008 as compared to $67.3 million at December 31, 2007.  Loan growth during the year was primarily funded through deposit growth.  Deposits increased $112.4 million to $784.8 million at December 31, 2008.  FHLB advances increased $2.5 million from $47.5 million at December 31, 2007 to $50.0 million at December 31, 2008.  Shareholders’ equity decreased $8.0 million from $66.8 million at December 31, 2007 compared to $58.8 million at December 31, 2008.  This decrease is primarily the result of the reduction in 2008 results of operations principally related to an $11.3 million provision for loan losses due to the significant increase in non-accrual loans, a $1.05 million write down of a FHLMC auction rate preferred security, a $2.1 million impairment charge on other auction rate preferred securities and the $1.4 million write off of impaired goodwill.

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $105.9 million, or 13%, from $807.5 million at December 31, 2007 to $913.4 million at December 31, 2008.  The growth in total assets was funded primarily by deposit growth of $112.4 million.  Cash and due from banks and federal funds sold increased $1.5 million and $9.0 million, respectively, resulting in an increase in Bancorp’s liquidity level at the end of the fourth quarter.

Investments

The following table is a summary of Bancorp’s investment portfolio at fair value at December 31 for the years shown.

	2008	2007	2006
U. S. Government sponsored
agency obligations	$ 10,102,248	$ 16,924,648	$ 16,566,822
U. S. Government Agency and sponsored
agency mortgage-backed securities	37,998,569	41,325,870	43,476,313
Marketable equity securities	3,878,860	9,039,522	7,050,000
Federal Reserve Bank stock	1,913,200	1,911,700	1,911,700
Federal Home Loan Bank stock	4,508,300	2,656,100	1,217,200
Total Investments	$ 58,401,177	$ 71,857,840	$ 70,222,035

Total investments decreased $13.5 million, or 19%, primarily as a result of the $6.8 million in redemptions of government agency bonds and auction rate preferred equity securities, principal payments on mortgage-backed securities, the full write down of a $1.05 million FHLMC auction rate preferred equity security and $2.1 million in impairment charges on other auction rate preferred equity securities.  The investment in FHLB stock increased due to the requirement to purchase stock to support the higher levels of FHLB borrowings during the year.

Due to the instability in 2008 in the economy and the impact on the financial markets, in particular the auction rate preferred markets, management evaluated its holdings of these investments for other-than-temporary impairment and recorded appropriate impairment charges for the following securities:

•
Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) – $1.05 million.  As a result of actions taken on September 7, 2008 by the United States Treasury Department and the Federal Housing Finance Agency with respect to placing Freddie Mac into receivership, the Company’s investment in FHLMC preferred equity securities was deemed to be other-than-temporarily impaired and a write-down of $1.05 million was recorded during the third quarter of 2008.

•
Other Auction Rate Preferred Securities – $2.1 million.  The Company has investments in six other auction rate preferred securities of companies primarily in the financial services sector.  The illiquidity in the auction rate market has resulted in significant declines in market value for these investments.  As management is unable to predict near term prospects for recovery of these securities, impairment charges totaling $2.1 million were recorded during the fourth quarter.

The following table presents the maturity distribution of available-for-sale investment securities at December 31, 2008 and the weighted average yield of the amortized cost of such securities.  The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security.

		Over one	Over five				Weighted
	One year	through	through	Over ten			Average
	or less	five years	ten years	years	No maturity	Total	Yield

U. S. Government Sponsored
agency obligations	$ -	$ 5,000,000	$ 5,000,000	$ -	$ -	$ 10,000,000	5.31%
U. S. Government Agency and
sponsored agency
mortgage-backed securities	-	-	-	-	38,246,799	38,246,799	5.14%
Money market preferred
equity securities	-	-	-	-	3,878,860	3,878,860	4.22%
Total	$ -	$ 5,000,000	$ 5,000,000	$ -	$ 42,125,659	$ 52,125,659	5.10%
Weighted average yield	-	5.13%	5.50%	-	5.05%	5.10%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2008:

	Amortized Cost	Fair Value

Available for sale securities:
U. S. Government Sponsored Agency Obligations	$ 10,000,000	$ 10,102,248
U. S. Government Agency and sponsored
agency mortgage-backed securities	38,246,799	37,998,569

Loans

The following table is a summary of Bancorp’s loan portfolio at December 31 for each of  the years shown:

	2008	2007	2006	2005	2004

Real Estate
Commercial	$ 262,570,339	$ 233,121,685	$ 166,799,341	$ 129,178,889	$ 106,771,441
Residential	170,449,780	110,154,838	91,077,687	77,391,833	36,965,661
Construction	257,117,081	254,296,326	173,840,322	107,232,587	74,598,919
Construction to permanent	35,625,992	37,701,509	29,988,131	-	-
Commercial	33,860,527	27,494,531	23,997,640	15,591,818	17,562,523
Consumer installment	993,707	1,270,360	1,251,300	1,106,648	1,386,709
Consumer home equity	45,022,128	29,154,498	26,933,277	39,097,450	30,874,894
Total loans	805,639,554	693,193,747	513,887,698	369,599,225	268,160,147
Premiums on purchased loans	158,072	195,805	292,543	367,491	313,754
Net deferred fees	(981,869)	(1,830,942)	(1,665,654)	(1,134,604)	(1,117,556)
Allowance for loan losses	(16,247,070)	(5,672,620)	(5,630,432)	(4,588,335)	(3,481,525)
Loans, net	$ 788,568,687	$ 685,885,990	$ 506,884,155	$ 364,243,777	$ 263,874,820

Note:  As financing for construction to permanent projects has become a more significant line of business for Bancorp, the presentation of loan information throughout this document reflects the breakout of construction to permanent loans from construction loans.  Loan information prior to 2006 has not been reclassified as construction to permanent financing was not as significant in earlier periods.

Bancorp’s net loan portfolio increased $102.7 million, or 15%, to $788.6 million at December 31, 2008 from $685.9 million at December 31, 2007.  Loan growth was funded primarily as a result of an increase in total deposits.  Significant increases in the portfolio include a $60.3 million increase in residential real estate loans, a $29.4 million increase in commercial real estate loans, a $15.9 million increase in consumer home equity loans and a $6.4 million increase in commercial loans.  The growth in the loan portfolio in 2008 reflects the initial implementation of management’s strategic decision to diversify the loan portfolio away from its concentration in speculative construction lending.  A component of this diversification includes planned increases in owner-occupied residential real estate loans.

Although there was 16% growth in the loan portfolio from 2007 to 2008, due to the changing economic and market conditions, loan growth slowed as the year progressed.  This is reflective of the weakened demand for real estate based financing in Fairfield and New Haven Counties in Connecticut and the metropolitan New York area where the Bank primarily conducts its lending business.

At December 31, 2008, the net loan to deposit ratio was 100% and the net loan to asset ratio was 86%.  At December 31, 2007, the net loan to deposit ratio was 102%, and the net loan to asset ratio was 85%.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities of loans in Bancorp’s portfolio at December 31, 2008, by type of loan:

		Due after
	Due in	one year
	one year	through	Due after
(thousands of dollars)	or less	five years	five years	Total
Commercial real estate	$ 35,267	$ 54,093	$ 173,210	$ 262,570
Residential real estate	2,280	2,522	165,648	170,450
Construction loans	186,548	64,511	6,058	257,117
Construction to permanent loans	-	-	35,626	35,626
Commercial loans	18,897	9,111	5,853	33,861
Consumer installment	928	66	-	994
Consumer home equity	1,645	1,299	42,078	45,022
Total	$ 245,565	$ 131,602	$ 428,473	$ 805,640

Fixed rate loans	$ 44,379	$ 32,091	$ 11,498	$ 87,968
Variable rate loans	201,185	99,511	416,976	717,672
Total	$ 245,564	$ 131,602	$ 428,474	$ 805,640

Loan Concentrations

The Bank has no concentrations of loans other than those disclosed in the above summary loan portfolio table.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and the Board and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance for loan losses increased significantly from December 31, 2007 to December 31, 2008 due to unprecedented economic conditions, weak national and local real estate markets and a significant increase in delinquent and nonaccrual loans in the Bank’s portfolio.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are considered impaired and are measured accordingly. i.e. collateral dependent impairments are determined by recent appraisal reports and income properties are determined using a discounted cash flow method. Patriot obtains current appraisals on all real estate and construction loans maturing in the coming four months, as well as for loans added to special mention. When a loan is placed on non-accrual status the loan is considered impaired. For collateral dependent loans, the appraised value is then reduced by estimated liquidation expenses and the result is compared to the principal loan balance to determine the impairment amount, if any. For loans that are not collateral dependent and a restructure is in place, the impairment is determined by using the discounted cash flow method which takes into account the difference between the original interest rate and the restructured rate in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan.

The general component is arrived at by considering previous loss experience, current economic conditions and their effect on borrowers and other pertinent factors.  In arriving at previous loss experience, the Bank, given its lack of actual loss experience and the rapid turnover ratio of its portfolio looks to the charge off history and qualitative factors of other institutions adjusted based on Bank management’s own experience and judgment.  The other qualitative factors considered in the analysis include:  the size and types of loan relationships, depth of lenders and credit administration staff and external reviews and examinations.  A risk rating system is also utilized to measure the adequacy of the general component of the allowance for loan losses.  Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of “one” being the least risk and a rating of “nine” reflecting the most risk or a complete loss.  Risk ratings are assigned based upon the recommendations of the credit analyst and originating loan officer and confirmed by the Loan Committee at the initiation of the transactions, and are reviewed and changed, when necessary, during the life of the loan.  Loan loss reserve factors, which are based on historical loss experience adjusted for qualitative factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses.  Loans assigned a risk rating of “six” or above are monitored more closely by the credit administration officers.

The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, unfavorable information about a borrower’s financial condition, delays in obtaining information, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  Loan quality control is continually monitored by management, subject to oversight by the board of directors through its members who serve on the Loan Committee.  Loan quality control is also reviewed by the full board of directors on a monthly basis.  In 2008, the Bank created an internal loan review position in addition to the loan reviews performed by an external independent firm.

The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio, and prevailing internal and external factors including but not limited to current economic conditions and local real estate markets.

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the year ended December 31, 2008 of $11.3 million represents an increase of $11.2 million when compared to the provision of $75,000 for the year ended December 31, 2007.  The significant increase in the provision for loan losses is in response to the severe recession and its impact on the markets in which the Bank operates, which resulted in higher levels of non-accrual loans.

The accrual of interest income on loans is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days, based on contractual terms, as to either principal or interest.  When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income.  The accrual of interest on loans past due 90 days or more, including impaired loans, may be continued if the loan is well secured, and it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection; however, this is not the Bank’s practice.  A non-accrual loan is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt, and at least six months of satisfactory performance has taken place.

Management considers all non-accrual loans and certain restructured loans to be impaired.  In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered minor collection delays and the related loans are not considered to be impaired.  The Bank considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

Analysis of Allowance for Loan Losses

	2008	2007	2006	2005	2004
	(thousands of dollars)

Balance at beginning of period	$ 5,673	$ 5,630	$ 4,588	$ 3,481	$ 2,934
Charge-offs	(716)	(32)	(1)	(3)	(9)
Recoveries	1	-	3	-	-
Net recoveries (charge-offs)	(715)	(32)	2	(3)	(9)
Additions charged to operations	11,289	75	1,040	1,110	556
Balance at end of period	$ 16,247	$ 5,673	$ 5,630	$ 4,588	$ 3,481
Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period	(0.09%)	(0.00%)	0.00%	(0.00%)	(0.01%)

Allocation of the Allowance for Loan Losses

						Percent of loans in each
Balance at end of each	Amounts (thousands of dollars)					category to total loans
period applicable to:	2008	2007	2006	2005	2004	2008	2007	2006	2005	2004
Real Estate:
Commercial	$ 4,843	$ 1,963	$ 1,943	$ 1,607	$ 1,319	32.59%	33.63%	32.46%	34.95%	39.82%
Residential	1,417	296	245	511	304	21.16%	15.89%	17.72%	20.94%	13.78%
Construction	8,654	2,644	2,557	1,963	1,358	31.91%	36.68%	33.83%	29.01%	27.82%
Construction to permanent	264	391	441	-	-	4.42%	5.44%	5.84%	0.00%	0.00%
Commercial	471	271	290	164	185	4.20%	3.97%	4.67%	4.22%	6.55%
Consumer installment	28	30	31	10	11	0.12%	0.18%	0.24%	0.30%	0.52%
Consumer home equity	336	77	72	260	233	5.59%	4.21%	5.24%	10.58%	11.51%
Unallocated	234	1	51	73	71	N/A	N/A	N/A	N/A	N/A
Total	$ 16,247	$ 5,673	$ 5,630	$ 4,588	$ 3,481	100.00%	100.00%	100.00%	100.00%	100.00%

Non-Accrual, Past Due and Restructured Loans

The following table is a summary of non-accrual and past due loans at the end of each of the last five years.

	2008	2007	2006	2005	2004
	(thousands of dollars)

Loans delinquent over 90
days still accruing	$ 337	$ 112	$ 1,897	$ 275	$ 373
Non-accrual loans	80,156	3,832	2,904	1,935	3,669
	$ 80,493	$ 3,944	$ 4,801	$ 2,210	$ 4,042

% of Total Loans	10.21%	0.57%	0.93%	0.60%	1.51%
% of Total Assets	8.81%	0.49%	0.74%	0.47%	1.00%

Additional income on non-accrual
loans if recognized on an accrual
basis	$ 2,854	$ 168	$ 141	$ 6	$ 18

During 2008, 2007 and 2006, interest income collected and recognized on impaired loans was $352,014, $30,179 and $149,313, respectively.

At December 31, 2008, there were 11 loans totaling $16.7 million that were considered as “troubled debt restructurings” of which $12.4 million are included in non-accrual loans, as compared to no loans at December 31, 2007.

Increases in non-accrual loans and troubled debt restructurings are attributable to the state of the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets.  Residents of Fairfield County, many of whom are associated with the financial services industry, have been affected by the impact of the economy on employment and real estate values.

Potential Problem Loans

The $80.2 million of non-accrual loans at December 31, 2008 is comprised of exposure to thirty-three borrowers.  Loans totaling $57.2 million that are collateral dependent are secured by residential or commercial real estate located within the Bank’s market area.  In all cases, the Bank has obtained current appraisal reports from independent licensed appraisal firms and discounted those values for estimated liquidation expenses to determine estimated impairment. Based on the Bank’s analysis for loan impairment, specific reserves totaling $3.7 million have been established for collateral dependent loans.  Impairment related to loans totaling $23.0 million has been measured based on discounted cash flow resulted in specific reserves of $475,000. Such loans are also secured by real estate.  Of the $80.2 million of non-accrual loans at December 31, 1008, six borrowers with aggregate balances of $14.1 million continue to make loan payments and these loans are under 90 days past due as to payments.  In addition, there are $27.9 million of loans for which management has a concern as to the ability of the borrower to comply with the present repayment terms.  Borrowers continue to make payments and these loans are less than 90 days past due at year end.  This exposure is comprised of thirteen borrowers.

Loans delinquent over 90 days and still accruing aggregating $337,000 is comprised of three loans which matured and are in the process of being renewed or awaiting payoff.

At December 31, 2008, Bancorp had no loans other than those described above as to which management had significant doubts as to the ability of the borrowers to comply with the present repayment terms.  The Company’s most recent impairment analysis resulted in identification of $42.5 million of impaired loans for which specific reserves of $4.2 million were required.  All potential problem loans are reviewed weekly by a board-level committee.

Based upon this evaluation, management believes the allowance for loan losses of $16.2 million, at December 31, 2008, which represents 2.02% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb existing losses in the loan portfolio.  At December 31, 2007, the allowance for loan losses was $5.7 million or 0.82% of gross loans outstanding.  Although there were significant increases in the provision for loan losses and the level of the allowance for loan losses in 2008, actual charge-offs totaled only $716,000 in 2008.

Goodwill

Based on a decline in the price of the Company’s stock, management completed an analysis of the Bank’s market capitalization adjusted for a control premium.  This market value was compared with estimated fair value of the Company’s assets and liabilities, excluding intangibles, and resulted in an impairment of goodwill under SFAS No. 142.  An impairment charge of $1.4 million was charged to operations in the fourth quarter of 2008.

Deposits

The following table is a summary of Bancorp’s deposits at December 31 for each of the years shown:

	2008	2007	2006

Non-interest bearing	$ 50,194,400	$ 51,925,991	$ 56,679,836

Interest bearing
Time certificates, less than $100,000	405,298,436	300,502,281	248,414,014
Time certificates, $100,000 or more	195,502,087	231,366,788	162,546,807
Money markets	68,241,790	34,880,837	40,935,628
Savings	46,040,086	34,261,389	25,993,452
NOW	19,544,552	19,462,123	26,881,927
Total interest bearing	734,626,951	620,473,418	504,771,828
Total deposits	$ 784,821,351	$ 672,399,409	$ 561,451,664

Total deposits increased $112.4 million or 17% to $784.8 million at December 31, 2008.  Interest bearing deposits increased $114.2 million or 18% to $734.6 million while non-interest bearing deposits decreased $1.7 million or 3% to $50.2 million at December 31, 2008.

Certificates of deposit grew by $68.9 million, which represents an increase of 13% when compared to last year.  Much of the growth is attributable to the certificates of deposit less than $100,000, which increased $104.8 million, or 35%, as compared to last year.  This increase is due largely to a growth of $24.2 million in consumer CD’s and a $80 million escalation in the CDARS deposit program.  The Bank had growth in the retail and wholesale CDARS deposits of $25.4 million and $55.0 million, respectively.  Savings accounts increased $11.8 million, an increase of 34% as compared to last year, which is due to a more competitively priced commercial savings product.  Demand deposits decreased $1.7 million while NOW accounts remained constant at $19.5 million.  The decrease in demand deposits is due to normal fluctuations yet there was an increase in year-to-date average balances.  Money market fund accounts increased $33.4 million or 96%, of which the consumer money markets accounted for the majority of the growth.  The Bank continues to offer attractive interest rates in the very competitive Fairfield County marketplace in order to attract additional deposits to fund loan growth.

As of December 31, 2008, the Bank’s maturities of time deposits were:

	Less than	$100,000 or
	$100,000	greater	Totals
	(thousands of dollars)

Three months or less	$ 151,990	$ 43,945	$ 195,935
Three to six months	54,380	22,850	77,230
Six months to one year	159,833	102,388	262,221
Over one year	39,095	26,319	65,414
Total	$ 405,298	$ 195,502	$ 600,800

Borrowings

Borrowings increased $2.5 million to $65.2 million at December 31, 2008.  Borrowings are comprised of Federal Home Loan Bank Advances, junior subordinated debentures and securities sold under agreements to repurchase.  Federal Home Loan Bank advances increased from $47.5 million to $50.0 million at December 31, 2008.  The Bank’s borrowings also consist of a security sold under repurchase agreement in the amount of $7 million, which was utilized as an interest rate leveraging strategy.

The following table sets forth certain information concerning short-term borrowing amounts arising from Federal Home Loan Bank advances at December 31, 2007.  The Bank had no short-term borrowings from the Federal Home Loan Bank outstanding at December 31, 2008.

December 31, 2007

Amount	Maturity	Rate

$ 5,000,000	1/3/2008	4.520%
25,000,000	1/4/2008	4.380%
7,500,000	1/7/2008	4.400%
$ 37,500,000		4.403%

The maximum amount of short-term borrowings outstanding under Federal Home Loan Bank advances during 2008 and 2007 was $48.5 million and $37.5 million, respectively.  The approximate average amounts outstanding during 2008 and 2007 were $21.9 million and $8.2 million respectively; the approximate weighted average interest rates thereon for 2008 and 2007 were 2.04% and 4.81%, respectively.  In addition, at December 31, 2008, the Bank has advances of $50.0 million from the Federal Home Loan Bank with maturities greater than one year.

Other

During 2007, the Bank invested $18.0 million in single premium life insurance policies covering certain officers and directors, which helps defray the rising costs of employee benefit programs.  The premium is invested in a separate account arrangement with a single insurance company, which consists primarily of government sponsored agency mortgage-backed securities.  Increases in the cash surrender value of the life insurance are reflected as a component of non-interest income and is excluded from income for federal and state income tax purposes.  The amount of income that was generated by this bank-owned life insurance policy was $941,000 and $194,000 for the years ending December 31, 2008 and 2007, respectively.

The increase in premises and equipment is mainly due to the capitalized costs associated with leasehold improvements and equipment for the new Stratford, CT branch office that was opened in May 2008 and expanded administrative and operational offices.

The increase of $5.9 million in the deferred tax asset is a result of temporary differences between reporting of an increase in allowance for loan losses, increases in non-accrual loan interest and impairment charges related to available-for-sale securities in different periods for financial reporting and tax reporting.    The deferred tax asset is net of a valuation allowance of $824,000 arising from temporary differences from impairment charges on auction rate preferred equity securities.

The increase in other assets is a result of higher assessment rates for FDIC insurance and the costs for the Bank’s corporate insurance premiums.

The decreases in accrued expenses and other liabilities are due primarily to lower levels of incentive compensation and performance bonuses in 2008 compared to 2007.

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

Distribution of Assets, Liabilities and Shareholder's Equity
Interest Rates and Interest Differential and Rate Volume Variance Analysis (1)
(thousands of dollars)
	2008			2007			2006			2008 vs. 2007 Fluctuations			2007 vs. 2006 Fluctuations
		Interest			Interest			Interest		Interest Income/Expense (3)			Interest Income/Expense (3)
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average	Due to Change in:			Due to Change in:
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans (2)	$ 771,174	$ 52,484	6.81%	$ 598,525	$ 46,949	7.84%	$ 442,612	$ 34,052	7.69%	$ 12,275	$ (6,740)	$ 5,535	$ 12,220	$ 677	$ 12,897
Federal funds sold and
other cash equivalents	12,435	325	2.61%	40,000	2,058	5.15%	18,661	955	5.12%	(1,010)	(723)	(1,733)	1,097	6	1,103
Investments (4)	63,199	2,941	4.65%	67,420	2,855	4.23%	75,869	3,003	3.96%	(172)	258	86	(324)	176	(148)
Total interest earning assets	$ 846,808	$ 55,750	6.58%	$ 705,945	$ 51,862	7.35%	$ 537,142	$ 38,010	7.08%	11,093	(7,205)	3,888	12,993	859	13,852

Cash and due from banks	5,993			4,155			5,231
Allowance for loan losses	(7,575)			(5,613)			(5,324)
Other assets	37,209			19,813			9,671
Total Assets	$ 882,435			$ 724,300			$ 546,720

Interest bearing liabilities:
Time certificates	$ 568,717	$ 23,561	4.14%	$ 483,918	$ 24,811	5.13%	$ 325,522	$ 14,687	4.51%	$ 3,965	$ (5,215)	$ (1,250)	$ 7,894	$ 2,230	$ 10,124
Savings accounts	40,252	992	2.46%	30,657	747	2.44%	23,291	435	1.87%	229	16	245	159	153	312
Money market accounts	54,321	1,229	2.26%	38,526	699	1.81%	44,876	646	1.44%	242	288	530	(83)	136	53
NOW accounts	21,044	186	0.88%	26,612	267	1.00%	26,838	383	1.43%	(52)	(29)	(81)	(3)	(113)	(116)
FHLB advances	57,716	1,726	2.99%	11,174	511	4.57%	24,496	1,241	5.07%	1,448	(233)	1,215	(618)	(112)	(730)
Subordinated debt	8,248	536	6.50%	8,248	691	8.38%	8,248	673	8.16%	-	(155)	(155)	-	18	18
Other borrowings	7,005	309	4.41%	927	41	4.42%	96	5	5.21%	268	-	268	37	(1)	36
Total interest bearing liabilities	$ 757,304	$ 28,539	3.77%	$ 600,062	$ 27,767	4.63%	$ 453,367	$ 18,070	3.99%	6,100	(5,328)	772	7,386	2,311	9,697

Demand deposits	53,380			52,992			48,455
Accrued expenses and
and other liabilities	4,502			5,441			4,418
Shareholder's equity	67,250			65,805			40,480
Total liabilities and equity	$ 882,435			$ 724,300			$ 546,720

Net interest income		$ 27,211			$ 24,095			$ 19,940		$ 4,993	$ (1,877)	$ 3,116	$ 5,607	$ (1,452)	$ 4,155
Interest margin			3.21%			3.41%			3.71%
Interest spread			2.81%			2.72%			3.09%

(1) The rate volume analysis reflects the changes in net interest income arising from changes in interest rates and from asset and liability volume, including mix.  The change in interest attributable to volume includes changes in interest attributable to mix.
(2) Includes non-accruing loans
(3) Favorable/(unfavorable) fluctuations.
(4) Yields are calculated at historical cost and excludes the effects of unrealized gains or losses on available-for-sale securities.

RESULTS OF OPERATIONS

For the year ended December 31, 2008, Bancorp recorded a loss $7.1 million ($1.50 basic and diluted loss per share), as compared to 2007 when Bancorp reported net income of $2.7 million ($0.56 basic and diluted income per share).

Interest and dividend income increased $3.9 million or 7% to $55.8 million in 2008 as compared to 2007 when interest and dividend income was $51.9 million.  The growth in the loan portfolio is the key reason for this increase.

Interest expense increased $772,000, or 3%, to $28.5 million in 2008 compared to $27.8 million in 2007.  The increase in interest expense is reflective of the increases in total interest-bearing liabilities offset by lower rates paid during the year.

Non-interest income decreased $2.4 million to ($149,000) in 2008 as compared to $2.2 million in 2007.  The decrease is due largely to other-than-temporary impairment charges on auction rate preferred securities.  Non-interest expenses for 2008 totaled $25.9 million, which represents an increase of $3.9 million or 18% over the prior year. The increase in non-interest expenses is a result of higher operating costs primarily associated with occupancy and equipment expenses reflective of the full year’s impact of the branches that were opened in 2007, the opening of the new Stratford, Connecticut branch office and expanded administrative and operational offices.  In addition to these increases was growth in expenditures relating to professional services, employee expenses and FDIC regulatory assessments.

The following are measurements relating to Bancorp’s earnings.

	2008	2007	2006

(Loss) return on average assets	-0.81%	0.37%	0.44%
(Loss) return on average equity	-10.62%	4.07%	5.97%
Dividend payout ratio	N / A	32.14%	26.12%
Average equity to average assets	7.59%	9.09%	7.41%
Basic income per share	$ (1.50)	$ 0.56	$ 0.67
Diluted income per share	$ (1.50)	$ 0.56	$ 0.66

Interest income and expense

Bancorp’s net interest income increased $3.1 million, or 13%, to $27.2 million in 2008 from $24.1 million in 2007.  An increase in average earning assets of $140.9 million, or 20%, increased Bancorp’s interest income by $3.9 million, or 7%, from $51.9 million in 2007 to $55.8 million in 2008. Average loans outstanding increased $172.6 million, or 29%.  However, growth in the loan portfolio was partially offset by a decline in yield on loans of 103 basis points.  The yield on investments increased 42 basis points and was partially offset by the decrease in the volume of investments.  The average balances of federal funds sold and short-term investments decreased $27.6 million to $12.4 million at December 31, 2008 as compared to $40.0 million at December 31, 2007.  This resulted in a decrease in interest income of $1.7 million.

Total average interest bearing liabilities increased by $157.2 million or 26%.  Average balances of certificates of deposit increased $84.8 million or 18%.  Average balances in savings accounts increased $9.6 million or 31%, which is reflective of Bancorp providing a competitively priced commercial statement savings product.  Average money market accounts increased $15.8 million or 41%, which is a result of the significant growth in consumer money market premium accounts.  Average FHLB advances increased $46.5 million, which was due primarily to Bancorp utilizing these to extend liabilities and better manage the balance sheet.  Interest expense increased $772,000 or 3% from $27.8 million in 2007 to $28.5 million in 2008.  Interest expense on certificates of deposit increased $4.0 million as a result of an increase in average outstanding balances while the decrease in the cost of funds for that portfolio from 5.13% in 2007 to 4.14% in 2008 resulted in a decrease in interest expense of $5.2 million.  Increases in the average balances outstanding of FHLB advances resulted in an increase in interest expense of $1.4 million and a decrease in the interest rates paid on FHLB advances resulted in a decrease in interest expense of $233,000; this resulted in an aggregate increase in interest expense of $1.2 million in 2008 as compared to 2007.

During the year the Company availed itself of funds available through the CDARS network as an alternative and less expensive funding source.

Management regularly reviews loan and deposit rates and attempts to price Bancorp’s products competitively.  Bancorp tracks its mix of asset/liability maturities and strives to maintain a reasonable match.  Performance ratios are reviewed monthly by management and the Board and are used to set strategies.

Provision for loan losses

The increased provision for the current year was based upon management’s assessment of the impact changes in the national, regional and local economic and business conditions have had on the Bank’s loan portfolio.  There continues to be major displacement in the national and global credit markets.  The secondary mortgage market continues to be impacted by economic events.  These macro issues have now impacted local real estate markets.  While the marketing time of local real estate has expanded and prices have declined, the Bank continues to maintain conservative underwriting standards including low loan to value ratio guidelines.

An analysis of the changes in the allowance for loan losses is presented under the discussion entitled “Allowance for Loan Losses.”

Non-interest income

Non-interest income decreased $2.4 million from $2.2 million in 2007 to ($149,000) in 2008.  The decrease is due to impairment charges of $2.1 million relating to the auction rate preferred equity security portfolio and $1.05 million recorded for a FHLMC auction rate preferred equity security in the third quarter, along with a reduction in mortgage brokerage referral fee income of

$498,000.  These were partially offset by increases in loan origination and processing fees of $143,000, activity based deposit fees and service charges of $152,000, earnings on Bank-owned life insurance of $748,000, in addition to increases in debit card transaction fees of $31,000 and other income of $214,000.

Non-interest expenses

Non-interest expenses increased $3.9 million, or 18%, in 2008 from $22.0 million in 2007 to $25.9 million in 2008.  A significant portion of the increase in noninterest expense was due to a $1.4 goodwill impairment charge recorded in the fourth quarter.  Salaries and benefits increased $241,000, or 2%, in 2008 compared to 2007, due primarily to higher costs relating to branch openings in 2007 offset by lower performance-based compensation. Occupancy and equipment expenses increased $1.1 million or 24% from $4.5 million in 2007 to $5.5 million in 2008.  This increase is due primarily to the opening of one new branch location in 2008 along with the full year impact of the six branches opened during 2007, as well as additional administrative and operational offices.  For the year ended December 31, 2008 data processing and other outside services increased $64,000 or 4% to $1.9 million from $1.8 million for the year ended December 31, 2007; this increase is due primarily to increases in bank service charges and item processing and correspondent banking charges.  Regulatory assessments increased $143,000, or 24%, from $583,000 for the twelve months ended December 31, 2007 to $726,000 for the twelve months ended December 31, 2008; most of this increase is due to the increase in the assessment rates for the FDIC deposit insurance premiums.  Professional services increased $463,000 from $705,000 for the twelve months ended December 31, 2007 to $1.2 million for the twelve months ended December 31, 2008.  This is due primarily to an increase in legal fees of $185,000 and audit and accounting fees of $266,000.

Income Taxes

The provision (benefit) for income taxes represents the tax expense (benefit) recognized for both federal and state income taxes.  Bancorp recorded an income tax benefit of $3.1 million for the year ended December 31, 2008 as compared to income tax expense of $1.5 million for the year ended December 31, 2007.  The effective tax rates for the years ended December 31, 2008 and December 31, 2007 were 30.1% and 36.5%, respectively.  The change in effective tax rates from 2007 to 2008 is due primarily to the valuation allowance related to the Company’s deferred tax assets, the exclusion for income tax purposes of the earnings on the Bank-owned life insurance and permanent differences relating to the write down of goodwill.

Comparison of Results of Operations for the years 2007 and 2006

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

Non-interest income decreased $125,000 or 5% to $2.2 million in 2007 as compared to $2.4 million in 2006.  Non-interest expenses for 2007 totaled $22.0 million which represents an increase of $4.5 million or 25% over the prior year. This increase in non-interest expenses reflects higher operating costs primarily in employee expenses as well as occupancy and equipment expenses as a result of the branch expansion program.

Interest income and expense

Bancorp’s net interest income increased $4.2 million or 21%, to $24.1 million in 2007 from $19.9 million in 2006.  An increase in average earning assets of $168.8 million, or 31%, increased Bancorp’s interest income $13.9 million or 36% from $38.0 million in 2006 to $51.9 million in 2007. Average loans outstanding increased $155.9 million, or 35%, led by growth in construction and real estate loans, which reflects the continuing strength of the local real estate market. The increase in the yields on investments partially offset the decrease in the volume of investments, which resulted in a net decrease in interest and dividends on investments of $148,000.  An increase in the average balances of federal funds sold and short-term investments resulted in an increase in interest income of $1.1 million.

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

Non-interest income

Non-interest income decreased $125,000 or 6% from $2.4 million in 2006 to $2.2 million in 2007. A decrease in mortgage brokerage referral fee income and loan origination and processing fees of $504,000 and 88,000, respectively, were offset by an increase in revenue from activity based deposit fees of $195,000, Bank owned life insurance of $194,000, and increases in debit card transaction fees of $39,000 and ATM surcharges of $34,000.

Non-interest expenses

Non-interest expenses increased $4.5 million or 26% in 2007 from $17.6 million in 2006 to $22.1 million in 2007. Salaries and benefits increased $1.4 million or 14% in 2007 as compared to 2006, due primarily to higher staffing levels resulting from the branch expansions and higher compensation.  Higher staffing levels also resulted in higher payroll taxes, employee benefit costs and the expenses associated with training programs. Occupancy and equipment expenses increased $1.7 million or 59% from $2.8 million in 2006 to $4.5 million in 2007; this increase is due primarily to the opening of six branches in 2007 along with the full year impact of the two branches opened during 2006.  For the year ended December 31, 2007 data processing and other outside services increased $487,000 or 37% to $1.8 million from $1.3 million for the year ended December 31, 2006; this increase is due primarily to increases in data processing services, correspondent banking charges and an increase in personnel placement fees.  The increase in data processing expenses was a result of the growth in the branch network as well as increased ongoing maintenance charges for the implementation of new products and services.  Regulatory assessments increased $398,000 or 216% from $185,000 for the twelve months ended December 31, 2006 to $583,000 for the twelve months ended December 31, 2007; most of this increase is due to the reinstatement of FDIC deposit insurance premiums while the remainder is attributable to the growth in the Bank.  Professional services increased $173,000 from $532,000 for the twelve months ended December 31, 2006 to $705,000 for the twelve months ended December 31, 2007; this increase is due primarily to the first year implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

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

LIQUIDITY

Bancorp’s liquidity position was 8% and 10% at December 31, 2008 and 2007, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover increases in its loan portfolio and downward fluctuations in deposit accounts.  Management believes Bancorp’s short-term assets have sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

At December 31, 2008, cash and cash equivalents and securities classified as available-for-sale were $24.6 million and $52.0 million, respectively.  In addition to Federal Home Loan Bank advances outstanding at December 31, 2008, the Bank had the ability to borrow an additional $81.0 million from the Federal Home Loan Bank of Boston, which included a $2.0 million overnight line of credit.  At December 31, 2008 the Bank had $50.0 million in Federal Home Loan Bank advances, none of which were under the overnight line of credit.  At December 31, 2008 the Bank also had available a $3.0 million overnight line of credit from a correspondent bank as well as the ability to borrow $10.0 million under a repurchase agreement.  There were no amounts outstanding under either arrangement at December 31, 2008 or 2007.

The following table presents Bancorp’s contractual obligations as of December 31, 2008:

		Less than	One to	Three to	Over five
	Total	one year	three years	five years	years

Certificates of deposit	$ 600,800,523	$ 535,386,282	$ 33,793,463	$ 31,620,778	$ -
Junior subordinated debt owed to
unconsolidated trust	8,248,000	-	-	-	8,248,000
FHLB Advances	50,000,000	-	10,000,000	20,000,000	20,000,000
Securities sold under agreements
to repurchase	7,000,000	-	-	-	7,000,000
Operating lease obligations	16,233,754	2,510,644	4,890,285	3,786,945	5,045,880

Total contractual obligations	$ 682,282,277	$ 537,896,926	$ 48,683,748	$ 55,407,723	$ 40,293,880

OFF-BALANCE SHEET ARRANGEMENTS

The following table presents Bancorp’s off-balance sheet commitments as of December 31, 2008.  These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower.  Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements.

Future loan commitments	$ 9,237,000
Unused lines of credit	56,640,392
Undisbursed construction loans	72,694,600
Financial Standby letters of credit	1,481,600

Total commitments	$ 140,053,592

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios for each of the years shown:

	December 31,
	2008	2007	2006

Total Risk-Based Capital	10.27%	12.17%	15.34%
Tier 1 Risk- Based Capital	9.01%	11.30%	14.22%
Leverage Capital	7.23%	9.42%	11.63%

The following table illustrates the Bank’s regulatory capital ratios for each of the years shown:

	December 31,
	2008	2007	2006

Total Risk-Based Capital	10.22%	12.03%	15.02%
Tier 1 Risk- Based Capital	8.96%	11.15%	13.90%
Leverage Capital	7.19%	9.30%	11.37%

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

Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain its “well capitalized” classification.  Management’s strategic and capital plans contemplate various alternatives to raise additional capital to support the Bank’s current capital levels.

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

The exposure to interest rate risk is monitored by the Management Asset and Liability Committee consisting of senior management personnel. The Committee meets on a monthly basis, but may convene more frequently as conditions dictate.  The Committee reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. This Committee reports to the Board of Directors on a monthly basis regarding its activities.  In addition to the Management Asset Liability Committee, there is a Board Asset and Liability Committee (“ALCO”), which meet quarterly.  ALCO monitors the interest rate risk analyses, reviews investment transactions during the period and determines compliance with Bank policies.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation.  The calculations use projected repricings of assets and liabilities at December 31, 2008 and 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	December 31,
	Points	Risk Guidelines	2008	2007

Gap percentage total		+/- 15%	2.51%	-8.33%
Net interest income	200	+/- 15%	-1.32%	-1.05%
	-200	+/- 15%	-0.54%	-0.59%
Net portfolio value	200	+/- 25%	-12.48%	-12.60%
	-200	+/- 25%	5.40%	7.35%

When comparing 2008 to 2007, Bancorp experienced a 20% growth in average interest-earning assets while net interest income only grew by 13%, which is primarily reflective of the significant increase in non-accrual loans.  The reduction in the interest margin of 20 basis points between 2007 and 2008 is a result of the increase in non accrual loans which negatively impacted interest income by $2.8 million.  In addition, interest-earning assets were redeployed for the purchase of $18 million of Bank-owned life insurance in October 2007, which are not included in interest-earning assets.

Bancorp’s interest rate risk position was within guidelines in all categories at December 31, 2008.  The interest rate risk position is monitored on an ongoing basis and management reviews strategies to maintain all categories within guidelines.

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

Net Interest Income and Economic Value
Summary Performance

December 31, 2008
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	22,609	(302)	-1.32%	67,804	(9,668)	-12.48%
+ 100	22,745	(166)	-0.73%	72,462	(5,010)	-6.47%
BASE	22,911			77,472
- 100	22,927	16	0.07%	80,422	2,950	3.81%
- 200	22,788	(123)	-0.54%	81,658	4,186	5.40%

December 31, 2007
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	24,969	(265)	-1.05%	69,103	(9,966)	-12.60%
+ 100	25,138	(96)	-0.38%	73,971	(5,098)	-6.45%
BASE	25,234			79,069
- 100	25,316	82	0.32%	83,213	4,144	5.24%
- 200	25,084	(150)	-0.59%	84,881	5,812	7.35%

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

Item 8.                      Financial Statements and Supplementary Data

The consolidated balance sheets of Bancorp as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, together with the report thereon of McGladrey & Pullen, LLP dated March 31, 2009, are included as part of this Form 10-K in the “Financial Report” following page 59 hereof.

The following table presents selected quarterly financial information (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008:
Interest income	$ 14,298,676	$ 14,524,245	$ 13,473,165	$ 13,454,160
Interest expense	8,150,666	7,397,678	6,370,263	6,620,460
Net interest income	6,148,010	7,126,567	7,102,902	6,833,700
Provision for loan losses	477,000	1,068,000	3,000,000	6,744,772
Noninterest income	753,739	761,014	(303,564)	(1,360,297)
Noninterest expenses	6,222,082	6,370,342	5,996,420	7,359,061
(Loss) income before income taxes (benefits)	202,667	449,239	(2,197,082)	(8,630,430)
Income taxes (benefits)	52,000	53,000	(288,000)	(2,881,000)
Net (loss) income	$ 150,667	$ 396,239	$ (1,909,082)	$ (5,749,430)

Net income (loss) per common share:
Basic	$ 0.03	$ 0.08	$ (0.40)	$ (1.21)
Diluted	0.03	0.08	(0.40)	(1.21)

2007:
Interest income	$ 11,564,608	$ 12,994,015	$ 13,298,154	$ 14,005,379
Interest expense	5,963,090	7,093,024	7,066,513	7,644,683
Net interest income	5,601,518	5,900,991	6,231,641	6,360,696
Provision for loan losses	-	-	-	75,000
Noninterest income	585,014	526,378	465,059	657,465
Noninterest expenses	5,343,113	5,553,020	5,485,975	5,656,728
Income before income taxes	843,419	874,349	1,210,725	1,286,433
Income taxes	327,000	340,000	470,000	400,000
Net income	$ 516,419	$ 534,349	$ 740,725	$ 886,433

Net income per common share:
Basic	$ 0.11	$ 0.11	$ 0.16	$ 0.19
Diluted	0.11	0.11	0.16	0.19

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on that assessment, management concluded that as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report appearing on page 52, which expresses an unqualified opinion of the Company’s internal control over financial reporting as of December 31, 2008.

McGladrey & Pullen
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Shareholders and Board of Directors
Patriot National Bancorp, Inc. and Subsidiary

We have audited Patriot National Bancorp and Subsidiary’s (the “Company’s”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Patriot National Bancorp and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 31, 2009 expressed an unqualified opinion.

/S/ McGladrey & Pullen, LLP

New Haven, Connecticut
March 31, 2009

Item 9B.                      Other Information
None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to Bancorp’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2009 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2008.

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

10(a)(5)
Employment Agreement dated as of January 1, 2008 among Patriot National Bank, Bancorp and Robert F. O’Connell  (incorporated by reference to Exhibit 10(a)(5) to Bancorp's Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 000-29599)).

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

Exhibit No.	Description

10(a)(12)	2005 Director Stock Award Plan (incorporated by reference to Exhibit 10(a)(12) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000-295999)).

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

10(a)(15)
Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to Bancorp’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

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

Date:  March 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Angelo De Caro	March 31, 2009
Angelo De Caro, Chairman, Chief Executive	Date
Officer and Director

/s/ Robert F. O’Connell	March 31, 2009
Robert F. O’Connell	Date
Senior Executive Vice President,
Chief Financial Officer and Director

/s/ Todd C. Scaccia	March 31, 2009
Todd C. Scaccia	Date
Vice President & Controller

/s/ John J. Ferguson	March 30, 2009
John J. Ferguson	Date
Director

/s/ Brian A. Fitzgerald	March 31, 2009
Brian A. Fitzgerald	Date
Director

Form 10 K – Signatures continued

/s/ John A. Geoghegan	March 31, 2009
John A. Geoghegan	Date
Director

/s/ L. Morris Glucksman	March 31, 2009
L. Morris Glucksman	Date
Director

/s/ Charles F. Howell	March 31, 2009
Charles F. Howell	Date
Director

/s/ Michael F. Intrieri	March 31, 2009
Michael F. Intrieri	Date
Director

/s/ Raymond B. Smyth	March 31, 2009
Raymond B. Smyth	Date
Director

/s/ Philip W. Wolford	March 31, 2009
Philip W. Wolford	Date
Director

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

FINANCIAL REPORT
DECEMBER 31, 2008 and 2007

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	2
Consolidated statements of income	3
Consolidated statements of shareholders’ equity	4
Consolidated statements of cash flows	5 - 6
Notes to consolidated financial statements	7 - 49

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Shareholders and Board of Directors
Patriot National Bancorp, Inc. and Subsidiary

We have audited the consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patriot National Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2009 expressed an unqualified opinion on the effectiveness of Patriot National Bancorp, Inc. and Subsidiary’s internal control over financial reporting.

/S/ McGladrey & Pullen, LLP

New Haven, Connecticut
March 31, 2009

1

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
	2008	2007
ASSETS
Cash and due from banks (Note 2):
Noninterest bearing deposits and cash	$ 3,045,708	$ 2,691,841
Interest bearing deposits	1,240,525	68,405
Federal funds sold	20,000,000	11,000,000
Short-term investments	316,518	251,668
Cash and cash equivalents	24,602,751	14,011,914

Available for sale securities (at fair value) (Note 3)	51,979,677	67,290,040
Federal Reserve Bank stock	1,913,200	1,911,700
Federal Home Loan Bank stock (Note 8)	4,508,300	2,656,100
Loans receivable (net of allowance for loan losses: 2008 $16,247,070;
2007 $5,672,620 (Notes 4 and 18)	788,568,687	685,885,990
Accrued interest and dividends receivable	4,556,755	4,576,018
Premises and equipment, net (Notes 5 and 9)	7,948,501	7,805,565
Deferred tax asset, net (Note 10)	8,680,075	2,788,024
Goodwill and other intangible assets (Note 11)	85,896	1,469,075
Cash surrender value of life insurance (Note 12)	19,135,105	18,193,684
Other assets (Notes 6 and 8)	1,380,031	942,144
Total assets	$ 913,358,978	$ 807,530,254

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (Notes 7 and 18):
Noninterest bearing deposits	$ 50,194,400	$ 51,925,991
Interest bearing deposits	734,626,951	620,473,418
Total deposits	784,821,351	672,399,409

Repurchase agreements (Note 8)	7,000,000	7,000,000
Federal Home Loan Bank borrowings (Note 8)	50,000,000	47,500,000
Junior subordinated debt owed to unconsolidated trust (Note 8)	8,248,000	8,248,000
Accrued expenses and other liabilities	4,515,483	5,547,478
Total liabilities	854,584,834	740,694,887

Commitments and Contingencies (Notes 8, 9 and 16)

Shareholders' equity (Notes 14 and 17)
Preferred stock, no par value; 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; shares
issued 2008 4,755,114; outstanding 4,743,409; 2007 issued and	9,510,228	9,493,688
outstanding: 2007 - 4,746,844
Additional paid-in capital	49,634,337	49,549,119
Retained (deficit) earnings	(119,886)	7,846,060
Less: Treasury stock at cost: 2008 11,705 shares	(160,025)	-
Accumulated other comprehensive loss - net unrealized loss
on available for sale securities, net of taxes	(90,510)	(53,500)
Total shareholders' equity	58,774,144	66,835,367

Total liabilities and shareholders' equity	$ 913,358,978	$ 807,530,254

See Notes to Consolidated Financial Statements.

2

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Interest and Dividend Income
Interest and fees on loans	$ 52,484,054	$ 46,948,772	$ 34,052,444
Interest on investment securities	2,324,817	2,153,886	2,541,678
Dividends on investment securities	803,704	1,667,587	815,014
Interest on federal funds sold	129,475	1,079,233	582,952
Other interest income	8,196	12,679	17,438
Total interest and dividend income	55,750,246	51,862,157	38,009,526

Interest Expense
Interest on deposits (Note 7)	25,968,124	26,524,400	16,151,297
Interest on Federal Home Loan Bank borrowings	1,725,699	511,027	1,240,582
Interest on subordinated debt	535,659	690,696	672,971
Interest on other borrowings	309,585	41,187	4,798
Total interest expense	28,539,067	27,767,310	18,069,648

Net interest income	27,211,179	24,094,847	19,939,878

Provision for Loan Losses (Note 4)	11,289,772	75,000	1,040,000

Net interest income after provision for loan losses	15,921,407	24,019,847	18,899,878

Noninterest (Loss) Income
Mortgage brokerage referral fees	237,933	736,195	1,240,545
Loan application, inspection and processing fees	355,526	212,896	300,907
Fees and service charges	990,843	839,311	644,845
Loss on impaired investment securities	(3,167,285)	-	-
Gain on redemption of investment securities	-	5,000	-
Earnings on cash surrender value of life insurance	941,421	193,684	-
Other income	492,454	246,829	172,852
Total noninterest (loss) income	(149,108)	2,233,915	2,359,149

Noninterest Expenses
Salaries and benefits (Notes 9 and 15)	12,092,917	11,851,598	10,436,127
Occupancy and equipment expense, net	5,526,910	4,457,770	2,797,089
Data processing and other outside services	1,874,216	1,809,795	1,322,423
Advertising and promotional expenses	814,374	713,246	703,007
Professional services	1,167,669	704,771	531,611
Loan administration and processing expenses	303,338	195,408	163,930
Regulatory assessments	725,613	582,897	184,732
Other real estate operations (Note 6)	-	(152,009)	(19,715)
Other operating expenses	2,077,377	1,875,360	1,457,668
Goodwill impairment (Note 11)	1,365,491	-	-
Total noninterest expenses	25,947,905	22,038,836	17,576,872

(Loss) income before income taxes	(10,175,606)	4,214,926	3,682,155

Benefit (Provision) for Income Taxes (Note 10)	3,064,000	(1,537,000)	(1,267,000)

Net (loss) income	$ (7,111,606)	$ 2,677,926	$ 2,415,155

Basic (loss) income per share (Note 14)	$ (1.50)	$ 0.56	$ 0.67

Diluted (loss) income per share (Note 14)	$ (1.50)	$ 0.56	$ 0.66

Dividends per share	$ 0.180	$ 0.180	$ 0.175

See Notes to Consolidated Financial Statements.
3

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2008, 2007 and 2006

						Accumulated
	Number of		Additional	Retained		Other
	Outstanding	Common	Paid-in	Earnings	Treasury	Comprehensive
	Shares	Stock	Capital	(Deficit)	Stock	Loss	Total

Balance at December 31, 2005	3,230,649	$ 6,461,298	$ 21,709,224	$ 4,308,242	$ -	$ (1,104,149)	$ 31,374,615

Comprehensive income
Net income	-	-	-	2,415,155		-	2,415,155
Unrealized holding gain on available for
sale securities, net of taxes (Note 19)	-	-	-	-		423,187	423,187
Total comprehensive income							2,838,342

Dividends ($0.175 per share)	-	-	-	(701,385)		-	(701,385)

Issuance of capital stock (Note 14)	1,508,845	3,017,690	27,754,083	-		-	30,771,773

Balance at December 31, 2006	4,739,494	9,478,988	49,463,307	6,022,012	-	(680,962)	64,283,345

Comprehensive income
Net income	-	-	-	2,677,926		-	2,677,926
Unrealized holding gain on available for
sale securities, net of taxes (Note 19)	-	-	-	-		627,462	627,462
Total comprehensive income							3,305,388

Dividends ($0.180 per share)	-	-	-	(853,878)		-	(853,878)

Issuance of capital stock (Note 14)	7,350	14,700	85,812	-		-	100,512

Balance, December 31, 2007	4,746,844	9,493,688	49,549,119	7,846,060	-	(53,500)	66,835,367

Comprehensive income (loss)
Net loss	-	-	-	(7,111,606)		-	(7,111,606)
Unrealized holding loss on available for
sale securities, net of taxes (Note 19)	-	-	-	-		(37,010)	(37,010)
Total comprehensive income (loss)							(7,148,616)

Dividends ($0.180 per share)	-	-	-	(854,340)		-	(854,340)

Treasury Stock
Stock purchased under buyback	(11,705)				(160,025)		(160,025)

Issuance of capital stock (Note 14)	8,270	16,540	83,943				100,483

Other			1,275				1,275

Balance, December 31, 2008	4,743,409	$ 9,510,228	$ 49,634,337	$ (119,886)	$ (160,025)	$ (90,510)	$ 58,774,144

See Notes to Consolidated Financial Statements.
4

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash Flows from Operating Activities
Net (loss) income	$ (7,111,606)	$ 2,677,926	$ 2,415,155
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	131,456	181,727	231,541
Amortization and accretion of purchase loan premiums and discounts, net	37,732	96,738	74,948
Amortization of core deposit intangible	17,688	18,576	2,440
Provision for loan losses	11,289,772	75,000	1,040,000
Loss on impaired investment securities	3,167,285	-	-
Impairment of goodwill	1,365,491	-	-
Gain on sale of other real estate owned	-	(86,473)	-
Gain on redemption of investment security	-	(5,000)	-
Depreciation and amortization of premises and equipment	1,632,985	1,211,775	644,472
Payment of fees to directors in common stock	49,932	49,961	24,928
Earnings on cash surrender value of life insurance	(941,421)	(193,684)	-
Loss on disposal of bank premises and equipment	46	3,035	5,262
Deferred income taxes	(5,869,368)	(258,035)	(498,342)
Change in assets and liabilities:
(Decrease) increase in deferred loan fees	(849,073)	165,288	531,050
Decrease (increase) in accrued interest and dividends receivable	19,263	(1,033,845)	(1,096,756)
Increase in other assets	(437,887)	(9,667)	(19,022)
(Decrease) increase in accrued expenses and other liabilities	(1,031,841)	1,547,361	972,477
Net cash provided by operating activities	1,470,454	4,440,683	4,328,153

Cash Flows from Investing Activities
Purchases of available for sale securities	(18,366,036)	(14,947,542)	(2,050,000)
Proceeds from redemptions of available for sale securities	19,000,000	3,005,000	1,000,000
Principal repayments on available for sale securities	11,317,968	12,580,945	13,079,953
Cash received in conjunction with branch acquisition	-	-	2,586,471
Purchase of Federal Reserve Bank stock	(1,500)	-	(889,400)
Purchase of Federal Home Loan Bank stock	(1,852,200)	(1,438,900)	(1,430,500)
Proceeds from repurchase of excess stock by the Federal Home Loan Bank	-	-	1,510,000
Net increase in loans	(113,161,128)	(179,338,861)	(145,120,717)
Capital improvements to other real estate owned	-	(156,700)	-
Proceeds from sale of other real estate owned	-	1,077,515	-
Purchase of life insurance	-	(18,000,000)	-
Purchases of premises and equipment	(1,775,967)	(5,329,514)	(1,866,442)
Net cash used in investing activities	(104,838,863)	(202,548,057)	(133,180,635)

Cash Flows from Financing Activities
Net (decrease) increase in demand, savings and money market deposits	43,490,488	(9,960,503)	(3,663,822)
Net increase in time certificates of deposit	68,931,454	120,908,248	142,893,727
Net increase (decrease) of FHLB borrowings	2,500,000	39,500,000	(1,000,000)
Increase in borrowings under repurchase agreements	-	7,000,000	-
Proceeds from issuance of common stock	50,551	50,551	30,746,845
Other	1,275	-	-
Payment under stock buyback program	(160,025)	-	-
Dividends paid on common stock	(854,497)	(853,547)	(617,334)
Net cash provided by financing activities	113,959,246	156,644,749	168,359,416

Net increase (decrease) in cash and cash equivalents	10,590,837	(41,462,625)	39,506,934

Cash and cash equivalents
Beginning	14,011,914	55,474,539	15,967,605

Ending	$ 24,602,751	$ 14,011,914	$ 55,474,539

5

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$ 28,340,521	$ 27,654,868	$ 17,932,039

Income taxes	$ 1,816,392	$ 1,607,055	$ 1,914,020

Supplemental Disclosure of Noncash Investing and Financing
Activities
Unrealized holding gains (losses) on available for sale securities
arising during the period	$ (59,692)	$ 1,012,035	$ 682,562

Accrued dividends declared on common stock	$ 213,453	$ 213,608	$ 213,277

Transfer of loan to other real estate owned	$ -	$ -	$ 834,341

Details of branch acquisition:
Fair value of assets acquired	$ -	$ -	$ 560,000
Fair value of liabilities assumed	-	-	(3,146,471)
Net cash received	$ -	$ -	$ (2,586,471)

See Notes to Consolidated Financial Statements.

6

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

Patriot National Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company that was organized in 1999.  On December 1, 1999, all the issued and outstanding shares of Patriot National Bank (the "Bank") were converted into Company common stock and the Bank became a wholly owned subsidiary of the Company.  The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, fifteen other branch offices in Connecticut and three branch offices in New York.  The Bank's customers are concentrated in Fairfield and New Haven Counties in Connecticut and Westchester County and New York City, New York.  The Bank also conducts mortgage brokerage operations through a loan production office in Stamford, Connecticut.

On March 11, 2003, the Company formed Patriot National Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company, and on March 26, 2003, the first series of trust preferred securities were issued.  In accordance with Financial Accounting Standards Board Interpretation (“FASB”) No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”) the Trust is not included in the Company’s consolidated financial statements.

The following is a summary of the Company’s significant accounting policies:

Significant group concentrations of credit risk

Most of the Company’s activities are with customers located within Fairfield and New Haven Counties in Connecticut and Westchester County and New York City, New York.  Note 3 discusses the types of securities in which the Company invests.  Note 4 discusses the types of lending in which the Company engages.  The Company does not have any significant concentrations to any one industry or customer; however, the Company’s investment in life insurance is in a separate account of a single insurance carrier.

Principles of consolidation and basis of financial statement presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiary, PinPat Acquisition Corporation, and have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry.  All significant intercompany balances and transactions have been eliminated.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the balance sheet date and reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of investment securities and deferred tax assets and the evaluation of investment securities, goodwill and other intangible assets for impairment.
7

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Cash and cash equivalents

Cash and due from banks, federal funds sold and short-term investments are recognized as cash equivalents in the consolidated financial statements.  Federal funds sold generally mature in one day.  For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash flows from loans and deposits are reported net.  The Company maintains amounts due from banks and federal funds sold which, at times, may exceed federally insured limits.  The Company has not experienced any losses from such concentrations.  The short-term investments represent an investment in a money market mutual fund of a single issuer.

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
December 31, 2008 and 2007

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  While management uses the best available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.
9

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are considered impaired.  For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component is determined using loan loss reserve factors, which are based on historical loss experience adjusted for qualitative factors, are multiplied against the balances aggregated by loan type to arrive at the appropriate level for the allowance for loan losses.  In addition, a risk rating system is utilized to evaluate the general component of the allowance for loan losses.  Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of one being the least risk and a rating of nine reflecting the most risk or a complete loss.  Risk ratings are assigned based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan.  Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and loan committee.

The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, unfavorable information about a borrower’s financial condition, delays in obtaining information, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

The Company's real estate loans are collateralized by real estate located principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York, and accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in regional real estate market conditions.

Interest and fees on loans

Interest on loans is accrued and included in interest income based on contractual rates applied to principal amounts outstanding.  The accrual of interest income is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days, based on contractual terms, as to either principal or interest.  When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income.  Although the accrual of interest on loans past due 90 days or more, including impaired loans, may be continued if the loan is well secured, and it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection, this is not the Bank’s practice.  A nonaccrual loan is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.  Interest collected on nonaccrual loans and impaired loans is recognized only to the extent cash payments are received, and may be recorded as a reduction to principal if the collectibility of all loan principal is unlikely.

Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment to the loan's yield, generally over the contractual life of the loan, utilizing the interest method.
10

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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
December 31, 2008 and 2007

Impairment of assets

Long-lived assets, which are held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

Goodwill and other intangible assets

Goodwill and other intangible assets with indefinite lives represent the cost in excess of net assets of businesses acquired and are not subject to amortization.  Other identified intangible assets with finite lives consist of a core deposits intangible recorded in connection with a branch acquisition and is amortized over its estimated useful life.  The Company’s unamortized goodwill and other intangible assets are tested for impairment annually, or more frequently under prescribed conditions.

Cash Surrender Value of Life Insurance

Cash surrender value of life insurance represents life insurance on certain employees who have consented to allow the Bank to be the beneficiary of those policies.  Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax.  Management reviews the financial strength of the insurance carrier on an annual basis.

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
December 31, 2008 and 2007

recognition threshold a tax position must meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Effective January 1, 2007, Bancorp has adopted the provisions of FIN 48 and has analyzed its federal and significant state filing positions.  The periods subject to examination for Bancorp’s Federal returns are the tax years 2005 through 2007.  The periods subject to examination for Bancorp’s significant state return, which is Connecticut, are the tax years 2005 through 2007.  Bancorp believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements.  As a result, no reserve for uncertain income tax positions has been recorded pursuant to FIN 48, nor was there a cumulative effect related to adopting FIN 48 recorded.

Bancorp’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

Related party transactions

Directors and officers of the Company and the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future.  Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers.  In the opinion of management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features.  Note 18 contains details regarding related party transactions.

(Loss) Income per share

Basic (loss) income per share represents income available to common stockholders and is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted (loss) income per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance unless such assumed issuance in antidilutive.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.
13

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Stock compensation plans

Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, requires companies to account for share-based compensation transactions using a fair-value method and to recognize the related expense in the consolidated statements of operations.  This statement applies to all awards granted, modified, repurchased or cancelled after the required effective date.  The Company adopted SFAS 123R, effective January 1, 2006, using the modified prospective transition method.  The adoption of this statement had no impact on the Company’s financial statements; however, such adoption may impact the amount of compensation expense recorded in future financial statements if the Company grants share-based compensation to employees or directors in the future.

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of shareholders' equity in the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Segment Reporting

The Company’s only business segment is Community Banking.  During the years ended 2008, 2007 and 2006, this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Fair values of financial instruments

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, the three categories within the hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets and liabilities.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active; and model-based valuation techniques for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

14

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

In October 2008, the FASB issued Staff Positions No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”).  FSP No. 157-3 amends SFAS No. 157 and clarifies its application in an inactive market.  In reaction to the recent financial crisis, this FSP provides clarification as to whether to use direct market information or internally generated estimates of the fair value of financial assets when a market is not active.  Application issues addressed by FSP No. 157-3 include: i) how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, ii) how observable market information in a market that is not active should be considered when measuring fair value, and iii) how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  FSP No. 157-3 was effective upon its October 10, 2008 issuance.  This FSP did not have an impact on the Company’s financial statements.

The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted as described above.  The adoption of SFAS No. 157 did not have an impact on the Company’s financial statements, and the adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

See Note 20 for additional information regarding fair value.

Recent accounting pronouncements

Effective January 1, 2008, Bancorp adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, Bancorp delayed application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair
15

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that chose different measurement attributes for similar types of assets and liabilities.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for any of its eligible financial assets or liabilities on January 1, 2008.

In December 2007, the FASB issued revised SFAS No. 141, Business Combinations, (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  The adoption of SFAS No. 141 (R) would apply prospectively to any future business combinations and is expected to have a significant effect on the Company’s consolidated financial statements, if a business combination occurs.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statement — an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. SFAS No. 160 also amends SFAS No. 128, Earnings per Share, so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have any impact on Bancorp’s financial condition or results of operations.
16

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for Bancorp on January 1, 2009.  SFAS No. 161 is not expected to have a material impact on Bancorp’s financial condition or results of operations.

In January 2009, the FASB issued FASB Staff Position (“FSP”) No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, (“FSP No. EITF 99-20-1”). FSP No. EITF 99-20-1 amends the impairment guidance in Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, (“EITF No. 99-20”). The FSP revises EITF 99-20’s impairment guidance for beneficial interests to make it consistent with the requirements of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS No. 115”) for determining whether an impairment of other debt and equity securities has occurred. The impairment model in SFAS No. 115 enables greater judgment to be exercised in determining whether an other-than-temporary impairment needs to be recorded. The impairment model previously provided for in EITF 99-20 limited management’s use of judgment in applying the impairment model. The FSP is effective for interim and annual reporting periods ending after December 15, 2008.  The adoption of FSP No. EITF No. 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46R-8”). FSP No. FAS 140-4 and FIN 46R-8 requires enhanced disclosure and transparency by public entities about their involvement with variable interest entities and their continuing involvement with transferred financial assets. FSP No. FAS 140-4 and FIN 46R-8 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003),Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. FSP No. FAS 140-4 and FIN 46R-8 was effective for the first reporting period (interim or annual) ending after December 15, 2008. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). This Statement is effective on November 15, 2008, which is 60 days following the Securities and Exchange Commission’s September 16, 2008 approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section
17

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

411, “The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles”. The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations and other applicable accounting literature. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP No. 142-3 will have a material impact on its consolidated financial statements.

Note 2.	Restrictions on Cash and Due From Banks

The Company is required to maintain reserves against its transaction accounts and non-personal time deposits.  At December 31, 2008 and 2007, the Bank was required to have cash and liquid assets of approximately $75,000 and $205,000, respectively, to meet these requirements.  In addition, at December 31, 2008 and 2007, the Company was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes.

Note 3.	Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available-for-sale securities at December 31, 2008 and 2007 are as follows:

2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government sponsored agency obligations	$10,000,000	$102,248	$-	$10,102,248
Mortgage-backed securities	38,246,799	231,766	(479,996)	37,998,569
	48,246,799	334,014	(479,996)	48,100,817
Money market preferred equity securities	3,878,860	-	-	3,878,860
	$52,125,659	$334,014	$(479,996)	$51,979,677
18

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government sponsored agency obligations	$17,000,000	$-	$(75,352)	$16,924,648
Mortgage-backed securities	41,336,808	177,547	(188,485)	41,325,870
	58,336,808	177,547	(263,837)	58,250,518
Money market preferred equity securities	9,039,522	-	-	9,039,522
	$67,376,330	$177,547	$(263,837)	$67,290,040

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2008 and 2007:

2008	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored
agency obligations	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	14,593,894	(317,703)	5,527,631	(162,293)	20,125,525	(479,996)
Totals	$14,593,894	$(317,703)	$5,527,631	$(162,293)	$20,125,525	$(479,996)

2007	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored
agency obligations	$1,999,375	$(625)	$13,925,273	$(74,727)	$15,924,648	$(75,352)
Mortgage-backed securities	-	-	14,916,970	(188,485)	14,916,970	(188,485)
Totals	$1,999,375	$(625)	$28,842,243	$(263,212)	$30,841,618	$(263,837)

At December 31, 2008, thirty-two securities had unrealized losses with aggregate depreciation of 2.3% from the amortized cost.  There was one security with unrealized losses greater than 5% of amortized cost.

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to debt and mortgage-backed securities issued by U.S. Government agencies and Government sponsored agencies, which the Company has both the intent and ability to hold until maturity or until the fair value fully recovers.  Additionally, management considers the issuers of the securities to be financially sound, and expects to receive all contractual principal and interest related to these investments.
19

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

During 2008, management determined that the following investments had other-than-temporary impairment for which charges recorded:

•
Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) – $1.05 million.  As a result of actions taken on September 7, 2008 by the United States Treasury Department and the Federal Housing Finance Agency with respect to placing Freddie Mac into receivership, the Company’s investment in FHLMC preferred equity securities was deemed to be other-than-temporarily impaired and a write-down of $1.05 million was recorded during the third quarter of 2008.

•
Other Auction Rate Preferred Securities – $2.1 million.  The Company has investments in six auction rate preferred securities of companies primarily in the financial services sector.  The illiquidity in the auction rate market has resulted in significant declines in market value for these investments.  As management is unable to predict near term prospects for recovery of these securities, impairment charges totaling $2.1 million were recorded during the fourth quarter of 2008.

At December 31, 2008 and 2007, available-for-sale securities with a carrying value of $4,534,000 and $2,991,000, respectively, were pledged to secure obligations under municipal deposits.

The amortized cost and fair value of available-for-sale debt securities at December 31, 2008 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Maturity:
1-5 years	$10,000,000	$10,102,248
Mortgage-backed securities	38,246,799	37,998,569
Total	$48,246,799	$48,100,817

During 2008, 2007 and 2006, there were no sales of available-for-sale securities.
20

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 4.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at December 31, 2008 and 2007 is as follows:

	2008	2007

Real estate:
Commercial	$262,570,339	$233,121,685
Residential	170,449,780	110,154,838
Construction	257,117,081	254,296,326
Construction to permanent	35,625,992	37,701,509
Commercial	33,860,527	27,494,531
Consumer installment	993,707	1,270,360
Consumer home equity	45,022,128	29,154,498
Total loans	805,639,554	693,193,747

Premiums on purchased loans	158,072	195,805
Net deferred loan fees	(981,869)	(1,830,942)
Allowance for loan losses	(16,247,070)	(5,672,620)
Loans receivable, net	$788,568,687	$685,885,990

The changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Balance, beginning of year	$5,672,620	$5,630,432	$4,588,335
Provision for loan losses	11,289,772	75,000	1,040,000
Recoveries of loans
previously charged-off	904	-	3,190
Loans charged-off	(716,226)	(32,812)	(1,093)
Balance, end of year	$16,247,070	$5,672,620	$5,630,432

At December 31, 2008 and 2007, the unpaid principal balances of loans delinquent 90 days or more and still accruing were $337,375 and $111,718, respectively, and the unpaid principal balances of loans placed on non-accrual status and considered impaired were $80,155,913 and $3,831,640, respectively.  Construction loans comprise $46.0 million of the $80.1 million in non-accrual loans at December 31, 2008, for which specific reserves of $3.5 million are recorded.  In most cases, and based on the strength of the borrower, the Company requires construction loan borrowers to maintain interest reserve accounts which are restricted.  Approved interest reserve amounts remaining on construction loans outstanding aggregated $16.2 million at December 31, 2008, of which approximately $6.0 million are held in restricted accounts and $10.2
21

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

million represents approved, interest reserve amounts not yet drawn against the approved loan commitment amounts.  In addition, at December 31, 2008 balances in restricted interest reserve accounts related to impaired construction loans total approximately $129,000 with remaining amounts to be drawn against the loan commitment amounts of approximately $366,000.

The following information relates to impaired loans as of and for the years ended December 31, 2008 and 2007:

	2008	2007

Impaired loans receivable for which there is a related allowance for credit losses	$42,535,777	$1,332,359

Impaired loans receivable for which there is no related allowance for credit losses	$37,620,136	$2,499,281

Allowance for credit losses related to impaired loans	$4,211,954	$250,000

At December 31, 2008, there were 11 loans totaling $16.7 million that were considered as “troubled debt restructurings” of which $12.4 million are included in non-accrual loans, as compared to no loans at December 31, 2007.  Loan modifications, which resulted in these loans being considered troubled debt restructuring, are primarily in the form of rate concessions; commitments to advance additional funds under modified terms for these loans total approximately $761,000.

If impaired loans had been performing in accordance with their original terms, the Company would have recorded approximately $2,854,253, $168,076 and $141,237, respectively, of additional income during the years ended December 31, 2008, 2007 and 2006.

During 2008, 2007 and 2006, interest income collected and recognized on impaired loans was $352,014, $30,179 and $149,313, respectively.  The average recorded investment in impaired loans for the years ending December 31, 2008, 2007 and 2006 were $14,788,497, $3,149,223 and $4,394,509, respectively.  Once a borrower is in default the Company is under no obligation to advance additional funds on unused commitments.

The Company's lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County and New York City, New York.  The Company grants commercial real estate loans, commercial business loans and a variety of consumer loans.  In addition, the Company grants loans for the construction of residential homes, residential developments and for land development projects.  All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.  The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market.  Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.
22

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 75% of the market value of the collateral at the date of the credit extension depending on the Company's evaluation of the borrowers' creditworthiness and type of collateral.  The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted.  Real estate is the primary form of collateral.  Other important forms of collateral are accounts receivable, inventory, other business assets, marketable securities and time deposits.  While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower's ability to generate continuing cash flows on all loans not related to construction.

Note 5.	Premises and Equipment

At December 31, 2008 and 2007, premises and equipment consisted of the following:

	2008	2007

Construction in progress	$614,393	$9,750
Leasehold improvements	7,413,636	6,951,026
Furniture, equipment and software	5,772,969	5,115,177
	13,800,998	12,075,953
Less: accumulated depreciation and amortization	(5,852,497)	(4,270,388)
	$7,948,501	$7,805,565

For the years ended December 31, 2008, 2007 and 2006, depreciation and amortization expense related to premises and equipment totaled $1,632,985, $1,211,775, and $644,472, respectively.

Note 6.	Other Real Estate Operations

The Company had no other real estate owned as of December 31, 2008 and December 31, 2007 and no amounts were charged to operations for other real estate owned during 2008.  A summary of other real estate operations for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Gain on sale of other real estate	$ 86,473	$ -
Rental income from other real estate owned	91,931	20,458
Expenses of holding other real estate owned	(26,395)	(743)
Income from other real estate operations	$ 152,009	$ 19,715

23

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 7.	Deposits

At December 31, 2008 and 2007, deposits consisted of the following:

	2008	2007

Noninterest bearing	$50,194,400	$51,925,991
Interest bearing:
Time certificates, less than $100,000	405,298,436	300,502,281
Time certificates, $100,000 or more	195,502,087	231,366,788
Money market	68,241,790	34,880,837
Savings	46,040,086	34,261,389
NOW	19,544,552	19,462,123
Total interest bearing	734,626,951	620,473,418
Total deposits	$784,821,351	$672,399,409

Included in time certificates of deposit are CD’s through the Certificate of Deposit Account Registry (CDARS) network of $ 88,605,324 and $8,209,079 at December 31, 2008 and 2007, respectively.  These are considered brokered deposits.

Interest expense on certificates of deposit in denominations of $100,000 or more was $9,315,084, $10,387,253 and $5,693,596 for the years ended December 31, 2008, 2007 and 2006, respectively.

Contractual maturities of time certificates of deposit as of December 31, 2008 are summarized below:

Due within:
1 year	$535,386,282
1-2 years	26,709,619
2-3 years	7,083,844
3-4 years	3,297,456
4-5 years	28,323,322
$600,800,523

Note 8.	Borrowings

Federal Home Loan Bank borrowings

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB").  At December 31, 2008, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities delivered under collateral safekeeping to the FHLB, and a blanket lien on qualifying
24

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

mortgage loans, at the time of the borrowing.  The maximum amounts available under this agreement as of December 31, 2008 and 2007 were $81 million and $69 million, respectively.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  In addition, the Company has a $2,000,000 available line of credit with the FHLB.  At December 31, 2008 and 2007, there were no advances outstanding under this line of credit.  At December 31, 2008, other outstanding advances from the FHLB aggregated $50,000,000 at interest rates ranging from 2.49% to 3.94% and at December 31, 2007, other outstanding advances from the FHLB aggregated $47,500,000 at interest rates ranging from 3.85% to 4.52%.

The Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to a percentage of its outstanding mortgage loans and contracts secured by residential properties, including mortgage-backed securities.  No ready market exists for FHLB stock and it has no quoted market value.  For disclosure purposes, such stock is assumed to have a market value, which is equal to cost since the Bank can redeem the stock with the FHLB at cost.

Repurchase agreements

At December 31, 2008 and December 31, 2007, the Company had $7,000,000 of securities sold under agreements to repurchase bearing interest at 4.3475%.  In addition, at December 31, 2008 and 2007, the Company also had available borrowings under repurchase agreements of $10,000,000.

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

The subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration
25

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities.  The subordinated debentures, which bear interest at the three-month LIBOR plus 3.15% (4.61625% at December 31, 2008), mature on March 26, 2033 and had a one-time call provision at the Company’s option in March 2008.

The duration of the Trust is 30 years, which had an early redemption feature at the Company’s option in 2008, or earlier in the event of certain regulatory or tax changes.  The trust securities also bear interest at the three month LIBOR plus 3.15%.

Other borrowings

At December 31, 2008 and 2007, the Company had available borrowings under federal funds or letters of credit from its correspondent bank of $3,000,000 and had no amounts outstanding at those dates.

Maturity of borrowings

The contractual maturities of the Company’s borrowings at December 31, 2008, by year, are as follows:

Note 8. Contractual Maturities

	Fixed	Floating
	Rate	Rate	Total

2009	$ -	$ -	$ -
2010	-	-	-
2011	-	-	-
2012	10,000,000	-	10,000,000
2013	20,000,000	-	20,000,000
Thereafter	27,000,000	8,248,000	35,248,000
Total borrowings	$ 57,000,000	$ 8,248,000	$ 65,248,000

Note 9.	Commitments and Contingencies

Operating leases

The Company has non-cancelable operating leases for its main office, eighteen other branch banking offices, a mortgage brokerage office and additional space for administrative and operational activities.  Under these lease agreements, the Company is required to pay certain executory costs such as insurance and property taxes.  The Company also leases parking space under a non-cancelable operating lease agreement and certain equipment under cancelable and non-cancelable arrangements.
26

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Future minimum rental commitments under the terms of these leases by year and in the aggregate, are as follows:

Years Ending December 31,	Amount

2009	$ 2,510,644
2010	2,516,239
2011	2,374,046
2012	2,029,958
2013	1,756,987
Thereafter	5,045,880
$ 16,233,754

Total rental expense, which is charged to operations on a straight line basis, for cancelable and non-cancelable operating leases was $3,266,307, $2,636,257 and $1,677,824 for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company subleases excess space at three locations.  Income from subleases included in noninterest expense was $35,973, $54,330 and $57,402 for the years ended December 31, 2008, 2007 and 2006, respectively.

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
December 31, 2008 and 2007

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

Legal Matters

The Company is involved in various legal proceedings, which have arisen in the normal course of business.  Management believes that the resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.
28

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 10.	Income Taxes

The components of the income tax (benefit) provision for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Current
Federal	$ 1,954,300	$ 1,335,303	$ 1,408,384
State	851,478	459,732	356,958
Total	2,805,778	1,795,035	1,765,342

Deferred
Federal	(4,739,525)	(208,350)	(402,384)
State	(1,130,253)	(49,685)	(95,958)
Total	(5,869,778)	(258,035)	(498,342)

(Benefit) Provision for income taxes	$ (3,064,000)	$ 1,537,000	$ 1,267,000

A reconciliation of the anticipated income tax (benefit) provision (computed by applying the statutory Federal income tax rate of 34% to the income before income taxes) to the income tax (benefit) provision as reported in the statements of operations for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006

(Benefit) Provision for income taxes at
statutory Federal rate	$ (3,459,700)	$ 1,433,100	$ 1,251,900
State taxes, net of Federal benefit (provision)	(522,300)	231,800	200,100
Dividends received deduction	(118,000)	(122,600)	(77,500)
Nondeductible expenses	40,700	56,300	56,300
Amortization of goodwill	(11,300)	(11,100)	-
Goodwill impairment	397,600	-	-
Change in cash surrender value
of life insurance	(366,700)	(77,400)	-
Over (under) accrual of income tax provision	157,300	21,880	(159,489)
Increase in valuation allowance	824,000	-	-
Other	(5,600)	5,020	(4,311)
Total (benefit) provision for income taxes	$ (3,064,000)	$ 1,537,000	$ 1,267,000

29

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

At December 31, 2008 and 2007, the components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	2008	2007

Deferred tax assets:
Allowance for loan losses	$ 6,328,234	$ 2,209,485
Nonaccrual interest	1,188,953	77,222
Investment impairment charges	1,233,658	-
Investment securities	55,473	32,790
Premises and equipment	553,232	391,724
Accrued expenses	139,913	124,239
Other	32,944	4,956
Gross deferred tax assets	9,532,407	2,840,416
Valuation allowance	(824,000)	-
Deferred tax assets, net of
valuation allowance	8,708,407	2,840,416

Deferred tax liabilities
Tax bad debt recapture	28,332	49,580
Other	-	2,812
Gross deferred tax liabilities	28,332	52,392
Deferred tax asset, net	$ 8,680,075	$ 2,788,024

The allocation of the deferred tax provision (benefit) involving items charged to current year income and items charged directly to equity for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Deferred tax provision (benefit) allocated to equity	$ (22,683)	$ 384,573	$ 259,375

Deferred tax provision (benefit) allocated to operations	(5,869,368)	(258,035)	(498,342)

Total deferred tax benefit	$ (5,892,051)	$ 126,538	$ (238,967)
30

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 11.	Goodwill and other intangible assets

On November 17, 2006, the Company acquired the assets and assumed deposit liabilities of a branch office from Millennium bcpbank, N.A.  In consideration for the assumption of approximately $3,146,000 in deposit liabilities, the Company received approximately $2,586,000 in cash and other assets.  The Company accounted for this branch acquisition as a business combination and recorded the acquired tangible and identifiable intangible assets and liabilities at fair value with the remainder recorded as goodwill.  In connection with this purchase, the Company has recorded $435,400 in goodwill and a core deposit intangible of $124,600.  The core deposit intangible is being amortized over the estimated life of the related deposits of eight years assuming deposit runoff over the same period.  The changes in the carrying amount of goodwill and core deposit intangibles for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Goodwill:
Balance as of January 1,	$ 1,365,491	$ 1,365,491	$ 1,365,491
Goodwill Impairment	1,365,491	-	-
Balance as of December 31,	-	1,365,491	1,365,491

Core Deposit Intangible:
Balance as of January 1,	103,584	122,160	124,600
Amortization expense	17,688	18,576	2,440
Balance as of December 31,	85,896	103,584	122,160

Total goodwill and other intangible assets	$ 85,896	$ 1,469,075	$ 1,487,651

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $17,688, $18,576 and $2,440, respectively.  Expected future amortization expenses are as follows:

Years Ending December 31,	Amount

2009	$ 16,792
2010	15,902
2011	15,011
2012	14,121
2013	13,230
Thereafter	10,840
$ 85,896
31

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

As of the Company’s annual goodwill impairment measurement date of October 31, 2008, the Company’s goodwill was determined to be not impaired at that time.  During the period from November 1, 2008 to December 31, 2008, the Company’s stock priced declined significantly to $6.85 per share which was substantially below book value suggesting the possibility that goodwill was impaired.  Management completed an analysis of the Bank’s market capitalization, adjusted for a control premium, as compared with estimated fair value of the Company’s assets and liabilities, excluding intangibles, and determined that goodwill was impaired under SFAS No. 142 and an impairment charge of $1,365,491 was recognized in the fourth quarter of 2008.

For the years ended December 31, 2007 and 2006, there was no impairment of goodwill.

Based on the Company’s analysis of core deposit intangible, there was no impairment for the years ended December 31, 2008, 2007 and 2006.

Note 12.	Cash Surrender Value of Life Insurance

The Bank has an investment in, and is the beneficiary of, life insurance policies.  The purpose of these life insurance investments is to provide income through the appreciation in the cash surrender value of the policies on the lives of certain officers and employees of the Bank.  These policies have an aggregate cash surrender value of $19,135,105 at December 31, 2008 and $18,193,684 at December 31, 2007.  These assets are unsecured and maintained in a separate account with one insurance carrier.  Income earned on these life insurance policies aggregated $941,421 and $193,684 for the years ended December 31, 2008 and December 31, 2007, respectively and are included in noninterest income.

Note 13.	Significant Fourth Quarter Adjustments (Unaudited)

The Company reported a net loss of $5.7 million, or $1.21 basic and diluted loss per share for the fourth quarter of 2008 as a result of declining real estate values, continued instability in financial markets and the unprecedented impact on credit markets.  The results for the fourth quarter reflect a provision for loan losses of $6.7 million, $2.1 million in impairment charges on auction rate preferred equity securities and a $1.4 million goodwill impairment write-down.  The increase in the provision for loan losses for the fourth quarter is due to the increase in impaired loans resulting from the impact of the economy on local real estate market conditions.  Impairment charges on auction rate preferred equity securities are the result of the illiquid auction rate market impacting the market values of these investments and the inability of management to reliably predict near term prospects for recovery.
32

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 14.	Shareholders’ Equity

Common Stock

During 2008, 5,000 options were exercised resulting in proceeds to the Company of $50,551 and 3,270 shares were issued to directors in payment of directors’ fees of $49,932.

During 2007, 5,000 options were exercised resulting in proceeds to the Company of $50,551 and 2,350 shares were issued to directors in payment of directors’ fees of $49,961.

On September 26, 2006, the Company commenced an offering of up to 1,320,000 shares of its common stock, at $22.00 per share through an underwritten public offering.  In addition, the Company granted the underwriter an option to purchase up to 180,000 additional shares of common stock at the public offering price, less the underwriting discount, to cover over-allotments.  The common stock offering was completed on September 29, 2006 with the issuance of 1,500,000 shares of common stock resulting in an increase in common stock and additional paid in capital of $30,665,966 after deducting total stock issuance costs of $2,334,034, which were charged to additional paid-in capital.

In addition, during 2006, 8,000 options were exercised resulting in proceeds to the Company of $80,880 and 845 shares were issued to directors in payment of directors’ fees of $24,927.

Stock Repurchase Program

In January of 2008, the Board of Directors authorized and approved the 2008 Stock Repurchase Plan, whereby the Company may repurchase up to 200,000 of its issued and outstanding common shares in the open market.  The repurchase plan became effective in mid February 2008.  Pursuant to the terms of the Plan, Management’s discretion will determine the timing of the stock repurchase transactions, depending upon market conditions, share prices, and other factors including self-imposed blackout periods during which the Company and its insiders are prohibited from trading in the Company’s common stock.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.  The Repurchase Plan is intended to be structured to conform to the safe harbor provisions of Securities and Exchange Commission Rule 10b-18.

Treasury Stock

During 2008, 11,705 shares of Bancorp stock were repurchased through the Stock Repurchase Program at an average share price of $13.67 resulting in disbursements of $160,025.
33

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Income (Loss) Per Share

The following tables present information about the computation of basic and diluted income per share for the years ended December 31, 2008, 2007 and 2006.

	2008
	Net Loss	Shares	Per Share Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(7,111,606)	4,748,873	$(1.50)

For the year ended December 31, 2008 dilutive securities aggregated 13,036 shares; however such shares have not been included in the calculation of loss per share as their effect would be antidilutive.

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
December 31, 2008 and 2007

	2006
	Net Income	Shares	Per Share Amount
Basic Income Per Share
Income available to common shareholders	$2,415,155	3,621,250	$0.67

Effect of Dilutive Securities
Stock options outstanding	-	41,897	(0.01)

Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$2,415,155	3,663,147	$0.66

Stock Options

On August 17, 1999, the Bank adopted a stock option plan (the “Plan”) for employees and directors, under which both incentive and non-qualified stock options were granted, and subsequently the Company assumed all obligations related to such options.  The Plan provided for the grant of 110,000 non-qualified and incentive stock options in 1999 to certain directors of the Company, with an exercise price equal to the market value of the Company’s stock on the date of grant.  Such options were immediately exercisable and expire if unexercised ten years after the date of grant.  The Company has reserved 55,000 shares of common stock for issuance under the Plan.  No additional options may be granted under the Plan.

A summary of the status of the stock options at December 31, 2008, 2007 and 2006 is as follows:

2008	2007	2006

Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding at beginning
of year	60,000	$10.13	65,000	$10.13	73,000	$10.13
Exercised	5,000	10.11	5,000	10.11	8,000	10.11
Outstanding at end of year	55,000	10.13	60,000	10.13	65,000	10.13

Exercisable at end of year	55,000	10.13	60,000	10.13	65,000	10.13

The intrinsic value of options outstanding and exercisable at December 31, 2008 and 2007 was $0 and $497,400, respectively.  The intrinsic value of options exercised during the twelve months ended
35

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

December 31, 2008 and 2007 were $21,900 and $49,500, respectively.  There are no pro forma disclosures required for the twelve months ended December 31, 2008 and 2007, because there was no compensation expense attributed to these periods as no awards were granted or vested under this Plan during these periods.

The weighted-average remaining contractual life for the options outstanding at December 31, 2008 is 0.7 years.

The provisions in SFAS 123R have had no impact on existing plans under the employment agreements discussed below:

President’s Agreement

Included under the terms of an employment agreement, which expired on October 23, 2003 (the “Agreement”) between the Company and the President, was a provision for the Company to grant shares of the Company’s common stock, if available, or its cash equivalent, if not, to the President on December 31, 2000, and annually thereafter through December 31, 2003.  The number of shares to be granted was based on 30% of the President’s base salary for the preceding annual employment period.  Compensation cost for grants through 2002 were recognized over the period ending with the expiration date of the Agreement and compensation cost for the 2003 grant was recognized over the term of the most recently expired contract.  This stock grant settled in cash each year from 2001 through 2007.  There was no expense charged to operations related to this component of the Agreement for the year ended December 31, 2008.  Due to a decline in the price of the Company's stock, for the  year ended December 31, 2007, $12,000 accrued in prior  years was reversed.  For the year ended December 31, 2006, the expense charged to operations was $51,951.

The Agreement also provided for the grant of options to purchase a minimum of 10,000 shares of the Company’s common stock on December 31, 2000, and annually thereafter through December 2002, and on December 31, 2003, if the President remained employed by the Bank.  In the event that the Company did not have stock options available to grant at any of the stipulated dates, which was the case at December 31, 2000, 2001, 2002 and 2003, the President was able to elect, on a future determination date, to be chosen by the President, to receive cash compensation equal to the difference between the value of the Company’s stock at the time the options would have been granted, and the value of the Company’s stock on the determination date.  The President has the equivalent of 15,000 options remaining under this section of the Agreement.  Due to the decline in the price of the Company's stock,  for the years ended December 31, 2008 and 2007, $80,000 and $157,000, respectively, were reversed for amounts accrued in prior years.  For the year ended December 31, 2006 the expense charged to operations was $114,998.

36

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Stock Appreciation Rights Plan

During 2001, the Company adopted the Patriot National Bancorp, Inc. 2001 Stock Appreciation Rights Plan (the “SAR Plan”), providing for the grant by the Company of stock appreciation rights to officers of the Company.  Stock appreciation rights entitle the officers to receive, in cash or Company common stock, the appreciation in the value of the Company’s common stock from the date of grant.  Each award vested at the rate of 20% per year from the date of grant.  Any unexercised rights will expire ten years from the date of grant.  During 2001, the Company granted a total of 18,000 stock appreciation rights to three Company executive officers.  Due to the decline in the price of the Company's stock, for the years ended December 31, 2008 and 2007, $89,000 and $126,000, respectively, were reversed for amounts in prior years under the SAR Plan.  For the year ended December 31, 2006, $89,880 was charged to operations under this plan.  At December 31, 2008 there are 12,000 vested, but unexercised rights under this plan.

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

The Rights will expire on April 19, 2014, unless earlier redeemed or exchanged by the Company.

Note 15.	401(k) Savings Plan

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
37

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Participants are immediately vested in their contributions and fully vested in Company contributions after two years.  The Company contributed approximately $217,000, $179,000 and $147,000 to the 401(k) Plan in 2008, 2007 and 2006, respectively.

Note 16.	Financial Instruments With Off-Balance-Sheet Risk

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

The contractual amounts of commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should:  the contract be fully drawn upon; the customer defaults; and the value of any existing collateral becomes worthless.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case-by-case basis.  Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2008 and 2007:

	2008	2007

Commitments to extend credit:
Future loan commitments	$9,237,000	$69,060,424
Unused lines of credit	56,640,392	55,273,450
Undisbursed construction loans	72,694,600	118,619,531
Financial standby letters of credit	1,481,600	1,217,391
	$140,053,592	$244,170,796

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as
38

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

that involved in extending loan facilities to customers.  As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception.  No liability related to guarantees was required to be recorded at December 31, 2008 or 2007.

Note 17.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.  In the current economic environment, the regulatory agencies may require that banks operate with higher capital levels than otherwise would be the case.

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

In February 2009 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”).  Under the terms of the Agreement, the Bank has appointed a Compliance Committee of outside directors and the Chairman of the Board.  The Committee must report quarterly to the Board of Directors and to the OCC on the Bank’s progress in complying with the Agreement.  The Agreement requires the Bank to review, adopt and implement a number of policies and programs related to credit and operational issues.  The Agreement further provides for certain asset growth restrictions for a limited period of time together with limitations on the acceptance of certain brokered deposits and the extension of credit to borrowers whose loans are criticized.  The Bank may pay dividends during the term of the Agreement only with prior written permission from the OCC.  The Bank must develop a three-year capital plan.  The Bank has taken or put into process many of the steps required by the
39

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Agreement, and does not anticipate that the restrictions included within the Agreement will impair its current business plan.

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2008 and 2007 were (dollars in thousands):

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

2008	Amount	Ratio	Amount	Ratio		Amount	Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$74,289	10.27%	$58,143	8.00%	$	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	65,161	9.01%	29,066	4.00%		N/A	N/A
Tier I Capital (Average Assets)	65,161	7.23%	36,146	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$73,913	10.22%	$58,074	8.00%	$72,593	10.00%
Tier I Capital (to Risk Weighted Assets)	64,787	8.96%	29,030	4.00%	43,544	6.00%
Tier I Capital (to Average Assets)	64,787	7.19%	36,090	4.00%	45,112	5.00%

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

2007	Amount	Ratio	Amount	Ratio		Amount	Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$79,093	12.17%	$51,992	8.00%	$	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	73,420	11.30%	25,989	4.00%		N/A	N/A
Tier I Capital (Average Assets)	73,420	9.42%	31,176	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$78,111	12.03%	$51,944	8.00%	$64,930	10.00%
Tier I Capital (to Risk Weighted Assets)	72,438	11.15%	25,987	4.00%	38,980	6.00%
Tier I Capital (to Average Assets)	72,438	9.30%	31,156	4.00%	38,945	5.00%

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the Office of the Comptroller of the Currency, the Bank can pay dividends to the Company only pursuant to a dividend policy
40

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

requiring compliance with the Bank's OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller.   In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances.  The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years.  As of December 31, 2008, the Bank had retained earnings of approximately $2,668,000, of which none is available for distribution to the Company as dividends without prior regulatory approval.  The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the Federal Reserve Bank may impose further dividend restrictions on the Company.

Loans or advances to the Company by the Bank are limited to 10% of the Bank's capital stock and surplus on a secured basis.

Note 18.	Related Party Transactions

In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership.  Such loans are transacted at terms, including interest rates, similar to those available to unrelated customers.

Changes in loans outstanding to such related parties during 2008 and 2007 are as follows:

	2008	2007

Balance, beginning of year	$891,605	$51,181
Additional loans	7,623,555	1,172,123
Repayments	(5,068,477)	(331,699)
Balance, end of year	$3,446,683	$891,605

Related party deposits aggregated approximately $3,117,000 and $5,239,000 as of December 31, 2008 and 2007, respectively.

The Company leases office space to a director of the Company under two leases.  Rental income under these leases for the years ended December 31, 2008, 2007 and 2006, was approximately $24,400, $27,000 and $28,300, respectively.

During 2008, 2007 and 2006, the Company paid legal fees of approximately $5,100, $14,800 and $6,200, respectively, to an attorney who is a director of the Company.
41

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 19.	Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

2008

Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Unrealized holding losses arising during period	$(3,226,977)	$1,256,341	$(1,970,636)

Add reclassification adjustment for losses
recognized in net income	$3,167,285	$(1,233,659)	$1,933,626

Unrealized holding loss on available for sale
securities, net of taxes	$(59,692)	$22,682	$(37,010)

2007

Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Unrealized holding gains arising during period	$1,012,035	$(384,573)	$627,462

Add reclassification adjustment for gains
recognized in net income	-	-	-

Unrealized holding gain on available for sale
securities, net of taxes	$1,012,035	$(384,573)	$627,462

2006

Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Unrealized holding gains arising during period	$682,562	$(259,375)	$423,187

Add reclassification adjustment for gains
recognized in net income	-	-	-

Unrealized holding gain on available for sale
securities, net of taxes	$682,562	$(259,375)	$423,187
42

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 20.	Fair Value of Financial Instruments and Interest Rate Risk

Effective January 1, 2008, the Company adopted SFAS No. 157, which, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy described in Note 1.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial instruments not recorded at fair value in accordance with SFAS No. 107, “Disclosures About Fair Values of Financial Instruments” (“SFAS No. 107”), is set forth below.

Cash and due from banks, federal funds sold, short-term investments and accrued interest receivable and payable:  The carrying amount is a reasonable estimate of fair value.

Available-for-Sale Securities:  These financial instruments are recorded at fair value in the financial statements. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy.  Examples of such instruments include government agency and sponsored agency bonds and mortgage-backed securities.  Level 3 securities for which significant unobservable input are utilized.

Loans:  For variable rate loans, which reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios.  The fair value of fixed rate loans is estimated by discounting the future cash flows using the year end rates, estimated using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios.  The Company does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral.

Deposits:  The fair value of demand deposits, regular savings and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of certificates of deposit and other time
43

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities, estimated using local market data, to a schedule of aggregated expected maturities on such deposits.  The Company does not record deposits at fair value on a recurring basis.

Short-term borrowings:  The carrying amounts of borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values.  The Company does not record short-term borrowings at fair value on a recurring basis.

Junior Subordinated Debt:  Junior subordinated debt reprices quarterly and as a result the carrying amount is considered a reasonable estimate of fair value.

Federal Home Loan Bank Borrowings:  The fair value of the advances is estimated using a discounted cash flow calculation that applies current Federal Home Bank interest rates for advances of similar maturity to a schedule of maturities of such advances.  The Company does not record these borrowings at fair value on a recurring basis.

Off-balance-sheet instruments:  Fair values for the Company’s off-balance-sheet instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The Company does not record its off-balance-sheet instruments at fair value on a recurring basis.

The following table details the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in Active Markets for Identical Assest (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008

Securities available-for-sale	$ -	$ 51,979,677	$ -	$ 51,979,677

The following table reflects financial assets measured at fair value on a non-recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:
44

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

	Quoted Prices in Active Markets for Identical Assest (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008

Impaired Loans (1)	$ -	$ -	$ 58,741,888	$ 58,741,888

(1) Represents carrying value for which adjustments are based on the appraised value of the collateral.

The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis.  The Company may measure the fair value of the following on a nonrecurring basis: (1) long-lived assets; (2) intangible asset; and (3) other real estate owned.

SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  SFAS No. 107 excludes certain financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts for 2008 and 2007 have been measured as of their respective year-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.  Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other bank holding companies may not be meaningful.

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 (in thousands):
45

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2008 and 2007

	2008		2007
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value
Financial Assets:
Cash and noninterest bearing deposits due from banks	$ 3,046	$ 3,046	$ 2,692	$ 2,692
Interest-bearing deposits due from banks	1,241	1,241	68	68
Federal funds sold	20,000	20,000	11,000	11,000
Short-term investments	317	317	252	252
Available-for-sale securities	51,980	51,980	67,290	67,290
Federal Reserve Bank stock	1,913	1,913	1,912	1,912
Federal Home Loan Bank stock	4,508	4,508	2,656	2,656
Loans receivable, net	788,569	795,938	685,886	662,375
Accrued interest receivable	4,557	4,557	4,576	4,576

Financial Liabilities:
Demand deposits	$ 50,194	$ 50,194	$ 51,926	$ 51,926
Savings deposits	46,040	46,040	34,261	34,261
Money market deposits	68,242	68,242	34,881	34,881
NOW accounts	19,545	19,545	19,462	19,462
Time deposits	600,801	601,357	531,869	533,646
FHLB borrowings	50,000	50,106	47,500	47,599
Securities sold under repurchase agreements	7,000	8,365	7,000	7,271
Subordinated debt	8,248	8,248	8,248	8,248
Accrued interest payable	493	493	295	295

Off-balance-sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2008 and 2007.  The estimated fair value of fee income on letters of credit at December 31, 2008 and 2007 was insignificant.

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
46

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2008 and 2007

Note 21.	Segment Reporting

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

The Company’s loan and deposit customers are primarily residents and businesses located in the communities in which the Company has branches, as well as in bordering communities.  Its lending customers extend beyond these areas and also include other nonadjacent towns in Fairfield and New Haven Counties in Connecticut and towns in Westchester County, New York City and Long Island, New York.

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
47

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2008 and 2007

Note 22.                 Parent Company Statements

The following represent the Parent Company’s balance sheets as December 31, 2008 and 2007, and statements of operations and cash flows for the years ended December 31, 2008, 2007, and 2006.

BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and due from banks	$ 99,099	$ 725,879
Investment in subsidiaries	66,742,626	74,179,498
Other assets	447,033	450,326
Total assets	$ 67,288,758	$ 75,355,703

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	8,248,000	8,248,000
Accrued expenses and other liabilities	266,614	272,336
Shareholders' equity	58,774,144	66,835,367
Total liabilities and shareholders' equity	$ 67,288,758	$ 75,355,703

STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Revenues
Dividends from subsidiary bank	$ 920,838	$ 897,381	$ 1,182,946
Total revenue	920,838	897,381	1,182,946

Expenses
Interest on subordinated debt	552,118	711,967	693,699
Other expenses	30,531	30,000	30,000
Total expenses	582,649	741,967	723,699

Income before equity in undistributed
net income of subsidiaries	338,189	155,414	459,247

Equity in undistributed net (loss) income of subsidiaries	(7,449,795)	2,522,512	1,955,909

Net (loss) income	$ (7,111,606)	$ 2,677,926	$ 2,415,156
48

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2008 and 2007

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash Flows from Operating Activities
Net (loss) income	$ (7,111,606)	$ 2,677,926	$ 2,415,156
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in undistributed loss (income) of subsidiaries	7,449,795	(2,522,512)	(1,955,909)
Payment of fees to directors in common stock	49,932	49,961	24,928
Change in assets and liabilities:
Decrease in other assets	3,293	4,403	6,159
(Decrease) Increase in accrued expenses and other liabilities	(5,566)	(700)	18,884
Net cash provided by operating activities	385,848	209,078	509,218

Cash Flows from Investing Activities
Net investment in bank subsidiary	(49,932)	(49,961)	(29,624,933)
Net cash used in investing activities	(49,932)	(49,961)	(29,624,933)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	51,826	50,551	30,746,845
Payment to repurchase common stock	(160,025)	-	-
Dividends paid on common stock	(854,497)	(853,547)	(617,334)
Net cash (used in) provided by financing activities	(962,696)	(802,996)	30,129,511

Net (decrease) increase in cash and cash equivalents	(626,780)	(643,879)	1,013,796

Cash and cash equivalents
Beginning	725,879	1,369,758	355,962

Ending	$ 99,099	$ 725,879	$ 1,369,758

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$ 556,778	$ 712,665	$ 692,536

Accrued dividends declared on common stock	$ 212,546	$ 213,608	$ 213,277

 49