Form 10-Q
period 2009-03-31
PATRIOT NATIONAL BANCORP INC
filed 2009-05-11
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Yes     X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ____     Accelerated Filer __X__     Non-Accelerated Filer        Smaller Reporting Company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ____   No    X

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 4,743,409 shares outstanding as of the close of business April 30, 2009.

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	38

Part II	OTHER INFORMATION

Item 1A.	Risk Factors	38

Item 6.	Exhibits	39

PART I - FINANCIAL INFORMATION

Item 1:               Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$ 66,603,104	$ 3,045,708
Interest bearing deposits	70,848	1,240,525
Federal funds sold	25,000,000	20,000,000
Short term investments	85,033	316,518
Cash and cash equivalents	91,758,985	24,602,751

Available for sale securities (at fair value)	25,344,658	51,979,677
Federal Reserve Bank stock	1,913,200	1,913,200
Federal Home Loan Bank stock	4,508,300	4,508,300
Loans receivable (net of allowance for loan losses: 2009 $16,630,905;
2008 $16,247,070)	785,103,179	788,568,687
Accrued interest and dividends receivable	4,172,372	4,556,755
Premises and equipment, net	7,646,145	7,948,501
Deferred tax asset, net	9,543,358	8,680,075
Intangible assets	81,699	85,896
Cash surrender value of life insurance	19,324,118	19,135,105
Other assets	21,063,293	1,380,031
Total assets	$ 970,459,307	$ 913,358,978

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$ 47,259,798	$ 50,194,400
Interest bearing deposits	796,685,335	734,626,951
Total deposits	843,945,133	784,821,351
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	50,000,000	50,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	3,654,473	4,515,483
Total liabilities	912,847,606	854,584,834

Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; shares
issued 4,755,114; shares outstanding 4,743,409.	9,510,228	9,510,228
Additional paid in capital	49,634,337	49,634,337
Accumulated deficit	(1,216,847)	(119,886)
Less Treasury stock at cost: 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive loss - net unrealized loss
on available-for-sale securities, net of taxes	(155,992)	(90,510)
Total shareholders' equity	57,611,701	58,774,144
Total liabilities and shareholders' equity	$ 970,459,307	$ 913,358,978

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest and Dividend Income
Interest and fees on loans	$ 11,774,941	$ 13,322,161
Interest and dividends on investment securities	571,371	922,104
Interest on federal funds sold	12,922	54,411
Total interest and dividend income	12,359,234	14,298,676

Interest Expense
Interest on deposits	6,242,773	7,609,656
Interest on Federal Home Loan Bank borrowings	418,876	301,270
Interest on subordinated debt	93,220	160,091
Interest on other borrowings	76,081	79,649
Total interest expense	6,830,950	8,150,666

Net interest income	5,528,284	6,148,010

Provision for Loan Losses	1,600,000	477,000

Net interest income after
provision for loan losses	3,928,284	5,671,010

Noninterest Income
Mortgage brokerage referral fees	2,495	54,114
Loan origination & processing fees	69,202	106,024
Fees and service charges	245,605	250,856
Gain on sale of investment securities	434,333	-
Earnings on cash surrender value of life insurance	189,013	231,242
Other income	82,006	111,503
Total noninterest income	1,022,654	753,739

Noninterest Expenses
Salaries and benefits	2,991,181	3,311,051
Occupancy and equipment expense, net	1,405,223	1,296,919
Data processing and other outside services	476,472	466,349
Professional services	562,336	223,376
Advertising and promotional expenses	57,773	186,995
Loan administration and processing expenses	97,729	59,519
Regulatory assessments	279,374	169,410
Other noninterest expenses	435,811	508,463
Total noninterest expenses	6,305,899	6,222,082

(Loss) income before income taxes	(1,354,961)	202,667

Benefit (Provision) for Income Taxes	258,000	(52,000)

Net (loss) income	$ (1,096,961)	$ 150,667

Basic (loss) income per share	$ (0.23)	$ 0.030

Diluted (loss) income per share	$ (0.23)	$ 0.030

Dividends per share	$ -	$ 0.045

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net (loss) income	$ (1,096,961)	$ 150,667

Unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising
during the period, net of taxes	(65,482)	263,538

Comprehensive (loss) income	$ (1,162,443)	$ 414,205

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Retained		Accumulated
			Additional	Earnings		Other
	Number of	Common	Paid-In	(Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit)	Stock	Income (Loss)	Total

Three months ended March 31, 2008

Balance at December 31, 2007	4,746,844	$ 9,493,688	$ 49,549,119	$ 7,846,060	$ -	$ (53,500)	$ 66,835,367

Comprehensive income
Net income	-	-	-	150,667	-	-	150,667
Unrealized holding gain on available for
sale securities, net of taxes	-	-	-	-		263,538	263,538
Total comprehensive income							414,205

Issuance of common stock	5,000	10,000	40,550	-	-	-	50,550

Dividends	-	-	-	(213,608)		-	(213,608)

Balance, March 31, 2008	4,751,844	$ 9,503,688	$ 49,589,669	$ 7,783,119	$ -	$ 210,038	$ 67,086,514

Three months ended March 31, 2009

Balance at December 31, 2008	4,743,409	$ 9,510,228	$ 49,634,337	$ (119,886)	$ (160,025)	$ (90,510)	$ 58,774,144

Comprehensive loss
Net loss	-	-	-	(1,096,961)	-	-	(1,096,961)
Unrealized holding loss on available for
sale securities, net of taxes	-	-	-	-	-	(65,482)	(65,482)
Total comprehensive loss							(1,162,443)

Balance, March 31, 2009	4,743,409	$ 9,510,228	$ 49,634,337	$ (1,216,847)	$ (160,025)	$ (155,992)	$ 57,611,701

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash Flows from Operating Activities:
Net (loss) income	$ (1,096,961)	$ 150,667
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Amortization and accretion of investment premiums and discounts, net	15,258	43,444
Provision for loan losses	1,600,000	477,000
Gain on sale of investment securities	(434,333)	-
Amortization of core deposit intangible	4,197	4,422
Earnings on cash surrender value of life insurance	(189,013)	(231,242)
Depreciation and amortization	424,555	386,311
Loss on disposal of bank premises and equipment	-	46
Deferred Income Taxes	(823,142)	-
Changes in assets and liabilities:
(Decrease) increase in deferred loan fees	(237,713)	19,208
Decrease (increase) in accrued interest receivable	384,383	(453,521)
Decrease (increase) in other assets	169,280	(211,723)
Decrease in accrued expenses and other liabilities	(647,556)	(2,818,301)
Net cash used in operating activities	(831,045)	(2,633,689)

Cash Flows from Investing Activities:
Purchases of available for sale securities	-	(8,366,036)
Principal repayments on available for sale securities	1,095,929	3,206,305
Proceeds from redemptions of available for sale securities	6,000,000	12,000,000
Purchases of Federal Reserve Bank Stock	-	(1,500)
Purchases of Federal Home Loan Bank Stock	-	(200,000)
Net decrease (increase) in loans	2,103,221	(69,259,453)
Purchase of bank premises and equipment	(122,199)	(557,264)
Net cash used in investing activities	9,076,951	(63,177,948)

Cash Flows from Financing Activities:
Net increase in demand, savings and money market deposits	45,868,465	12,857,202
Net increase in time certificates of deposits	13,255,317	80,332,529
Net repayments of FHLB borrowings	-	(12,500,000)
Proceeds from issuance of common stock	-	50,550
Dividends paid on common stock	(213,454)	(213,608)
Net cash provided by financing activities	58,910,328	80,526,673

Net increase in cash and cash equivalents	67,156,234	14,715,036

Cash and Cash Equivalents:
Beginning	24,602,751	14,011,914

Ending	$ 91,758,985	$ 28,726,950

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

Three Months Ended
March 31,
	2009	2008

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$ 6,950,959	$ 8,102,629

Income taxes	$ 1,234,080	$ 352,599

Supplemental disclosures of noncash investing and financing activities:

Unrealized holding (loss) gain on available for sale
securities arising during the period	$ (105,624)	$ 425,061

Dividends declared on common stock	$ -	$ 213,608

Proceeds receivable from investment sales transactions	$ 19,852,542	$ -

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:               Basis of Financial Statement Presentation

The Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp”) at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2008.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for the remainder of 2009.

Note 2:                Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at March 31, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2009:

U. S. Government sponsored
agency obligations	$ 5,000,000	$ 60,938	$ -	$ 5,060,938
U. S. Government Agency and sponsored
agency mortgage-backed securities	17,716,227	43,643	(169,494)	17,590,376
Money market preferred equity securities	2,880,037	39,807	(226,500)	2,693,344
Total Available-for-Sale Securities	$ 25,596,264	$ 144,388	$ (395,994)	$ 25,344,658

December 31, 2008:

U. S. Government sponsored
agency obligations	$ 10,000,000	$ 102,248	$ -	$ 10,102,248
U. S. Government Agency and sponsored
agency mortgage-backed securities	38,246,799	231,766	(479,996)	37,998,569
Money market preferred equity securities	3,878,860	-	-	3,878,860
Total Available-for-Sale Securities	$ 52,125,659	$ 334,014	$ (479,996)	$ 51,979,677

At March 31, 2009, gross unrealized holding gains and gross unrealized holding losses on available-for-sale securities totaled $144,388 and $395,994, respectively.  Of the securities with unrealized losses, there are eight U. S. Government Agency and sponsored agency mortgage-backed securities that have unrealized losses for a period in excess of twelve months, with a combined current unrealized loss of $67,990.  Management does not believe that any of the unrealized losses related to mortgage-backed securities issued by U.S. Government Agencies and sponsored agencies are other-than-temporary since they are the result of changes in the interest rate environment.  Bancorp has the ability to hold these securities to maturity, if necessary, and intends to hold these securities until fair value recovery.  The unrealized losses related to the three auction rate preferred securities are not other-than-temporary as they are the result of fluctuations in the general market rather than a decline in the financial condition of the issuers.    Bancorp expects to receive all contractual principal and interest related to these investments.  As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent negative effect on capital.

Note 3:                 Allowance for Loan Losses and Impaired Loans

The changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended
	March 31,
(Thousands of dollars)	2009	2008

Balance at beginning of period	$ 16,247,070	$ 5,672,620
Provision for loan losses	1,600,000	477,000
Charge-offs	(1,216,165)	-
Recoveries	-	-
Balance at end of period	$ 16,630,905	$ 6,149,620

At March 31, 2009 and December 31, 2008, the unpaid balances of loans delinquent 90 days or more and still accruing were $1,551,000 and $337,000, respectively, and the unpaid principal balances of loans placed on nonaccrual status and considered impaired were $85,780,013 and $80,155,913, respectively.  If nonaccrual loans had been performing in accordance with their original terms, the Company would have recorded approximately $1,216,000 of additional income during the period ended March 31, 2009 and $133,221 during the quarter ended March 31, 2008.

The following information relates to impaired loans at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Impaired loans receiveable for which there is a
related allowance for credit losses	$ 37,212,777	$ 42,535,777

Impaired loans receiveable for which there is no
related allowance for credit losses	$ 48,567,236	$ 37,620,136

Allowance for credit losses related to impaired loans	$ 4,186,585	$ 4,211,954

For the three months ended March 31, 2009 and 2008, the interest income collected and recognized on impaired loans was $184,192 and $44,498, respectively.

At March 31, 2009, there were 11 loans totaling $16.9 million that were considered as “troubled debt restructurings” of which $12.4 million are included in non-accrual loans, as compared to 11 loans totaling $16.7 million, of which $12.4 million were included in non accrual loans at December 31, 2008.

Note 4:               Income (loss) per share

Bancorp is required to present basic income (loss) per share and diluted income (loss) per share in its consolidated statements of operations.  Basic income per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted income (loss) per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by Bancorp relate to outstanding stock options and are determined using the treasury stock method.  Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income (loss) per share.

The following is information about the computation of income (loss) per share for the three months ended March 31, 2009 and 2008:

Three months ended March 31, 2009

	Net Loss	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$ (1,096,961)	4,743,409	$ (0.23)

For the three months ended March 31, 2009, there were no dilutive common shares.

Three months ended March 31, 2008

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$ 150,667	4,751,020	$ 0.03
Effect of Dilutive Securities
Stock Options outstanding	-	19,455
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$ 150,667	4,770,475	$ 0.03

Note 5:                  Other Comprehensive (Loss) Income

Other comprehensive (loss) income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gains
arising during the period	$ 328,709	$ (124,905)	$ 203,804	$ 425,061	$ (161,523)	$ 263,538

Reclassification adjustment
for gains recognized in income	(434,333)	165,047	(269,286)	-	-	-

Unrealized holding (losses) gains
on available for sale securities,
net of taxes	$ (105,624)	$ 40,142	$ (65,482)	$ 425,061	$ (161,523)	$ 263,538

Note 6:                  Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments whose contractual amounts represent credit risk are as follows at March 31, 2009:

Commitments to extend credit:
Future loan commitments	$ 4,482,000
Unused lines of credit	51,748,942
Undisbursed construction loans	58,888,123
Financial standby letters of credit	1,481,600
$ 116,600,665

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception.  No liability related to guarantees was required to be recorded at March 31, 2009.

Note 7:                 Income Taxes

Bancorp recorded an income tax benefit of $258,000 for the quarter ended March 31, 2009 as compared to income tax expense of $52,000 for the quarter ended March 31, 2008.  The effective tax rates for the three months ended March 31, 2009 and March 31, 2008 were 19% and 26%, respectively, and are based on Bancorp’s annual projections for the year.  The variance in effective tax rates is due primarily to projected changes in net income and permanent differences for 2009 as compared to 2008.

Note 8:                  Fair Value Measurements

Effective January 1, 2008, Bancorp adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities.  Effective January 1, 2009, Bancorp adopted Financial Accounting Standards Board Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157," for non-financial assets and non-financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of Bancorp's financial assets and financial liabilities carried at fair value effective January 1, 2008, and all of Bancorp’s non financial assets and non-financial liabilities carried at fair value effective January 1, 2009.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2009

Securities available for sale	$ -	$ 25,344,658	$ -	$ 25,344,658

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table reflects financial assets measured at fair value on a non-recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance	Total
	for Identical Assets	Inputs	Inputs	as of	Gains
	(Level 1)	(Level 2)	(Level 3)	March 31, 2009	(Losses)

Impaired Loans (1)	$ -	$ -	$ 67,439,735	$ 67,439,735	$ (1,281,750)

(1)  Represents carrying value for which adjustments are based on the appraised value of the collateral.

Bancorp classified $5.6 million in impaired loans as collateral dependent during the three months ended March 31, 2009 and recorded additional reserves of $1.3 million.

Bancorp has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis and there were no non-financial assets or non-financial liabilities measured  at fair value on a non-recurring basis as of March 31, 2009.

Note 9:              Recent Accounting Pronouncements

Effective January 1, 2008, Bancorp adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities.  Effective January 1, 2009, Bancorp adopted Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, for non-financial assets and non-financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statement — an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. SFAS No. 160 also amends SFAS No. 128, Earnings per Share, so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented.  The Company adopted  SFAS No. 160 on January 1, 2009.  The adoption of this standard did not have an impact on Bancorp’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Bancorp adopted this standard January 1, 2009.  SFAS No. 161 did not have an impact on Bancorp’s financial condition or results of operations.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations and other applicable accounting literature. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this standard on January 1, 2009.  The adoption of FSP No. 142-3 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FSP 157-4).  This FSP addresses concerns that FASB Statement No. 157, Fair Value Measurements, emphasized the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active. FSP 157-4 provides additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 115-2 and FAS 124-2 and FSP No. FAS 107-1 and APB 28-1.  The Company will adopt this new standard for the three months ended June 30, 2009.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FSP 115-2 and 124-2).  This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded inearnings. The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 157-4 and FSP No. FAS 107-1 and APB 28-1.  The Company will adopt this new standard for the three months ended June 30, 2009.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1 and APB 28-1).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 115-2 and FAS 124-2 and FSP No. FAS 157-4.  The Company will adopt this new standard for the three months ended June 30, 2009.

Item 2:              Management's Discussion and Analysis of Financial Condition and
Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial services companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effects of  Bancorp's opening of branches, (8) the effect of any decision by Bancorp to engage in any business not historically operated by it, (9) the ability of Bancorp to raise additional capital in the future and successfully deploy the funds raised, (10) the state of the economy and real estate values in Bancorp’s market areas, and the consequent affect on the quality of Bancorp’s loans and (11) the recently enacted Emergency Economic Stabilization Act of 2008 is expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of Bancorp.  Other such factors may be described in Bancorp’s other filings with the SEC.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for credit losses, the analysis of other-than-temporary-impairment for its investment securities and valuation of deferred income tax assets and liabilities, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results.  They require management’s most subjective and complex judgment as a result of the need to make an estimate about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis.

Summary

Bancorp incurred a net loss of $1.1 million ($0.23 basic and diluted loss per share) for the quarter ended March 31, 2009, as compared to net income of $151,000 ($0.03 basic and diluted income per share) for the quarter ended March 31, 2008.  Significant declines in interest rates, which include the Federal Reserve Bank lowering rates, resulted in a 58 basis point decline in Bancorp’s net interest margin for the quarter ended March 31, 2009 of 2.45% as compared to 3.03% for the quarter ended March 31, 2008.  In addition, interest income on loans decreased by 12% due to the level of non-accrual loans for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.  These two factors, combined with a provision for loan losses of $1.6 million during the quarter resulted in the net loss of $1.1 million for the quarter ended March 31, 2009.

Total assets increased $57.0 million from $913.4 million at December 31, 2008 to $970.4 million at March 31, 2009.  Cash and cash equivalents increased $67.1 million to $91.7 million at March 31, 2009 as compared to $24.6 million at December 31, 2008. The available-for-sale securities portfolio decreased $26.6 million to $25.3 million at March 31, 2009 from $51.9 million at December 31, 2008.  The net loan portfolio decreased $3.5 million from $788.6 million at December 31, 2008 to $785.1 million at March 31, 2009. Deposits increased $59.1 million to $843.9 million at March 31, 2009 from $784.8 million at December 31, 2008.  The Bank built up its core deposits as customers placed funds in FDIC-insured products during these uncertain economic times.  Borrowings remained constant during the same period. Total shareholders’ equity decreased $1.2 million from $58.8 million at December 31, 2008 to $57.6 million at March 31, 2009.

Financial Condition

Bancorp’s total assets increased $57.0 million, from $913.4 million at December 31, 2008 to $970.4 million at March 31, 2009.  The growth in total assets was funded primarily by deposit growth of $59.1 million.  Cash and cash equivalents increased $67.1 million to $91.7 million at March 31, 2009 as compared to $24.6 million at December 31, 2008 as a result of a higher level of short-term deposits at quarter end resulting from increased customer deposits.  Federal funds sold increased $5.0 million.

Investments

Management evaluates the Company’s investment securities portfolio for other-than-temporary impairment on a periodic basis.  Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	March 31,	December 31,
	2009	2008

U. S. Government sponsored
agency obligations	$ 5,060,938	$ 10,102,248
U. S. Government Agency and sponsored
agency mortgage-backed securities	17,590,376	37,998,569
Money market preferred
equity securities	2,693,344	3,878,860
Total Available for Sale Securities	$ 25,344,658	$ 51,979,677

Available-for-sale securities decreased $26.7 million, or 51%, from $52.0 million at December 31, 2008 to $25.3 million at March 31, 2009.  The decrease is primarily due to the sale of six government sponsored agency mortgage-backed securities for $20 million, the call of one government sponsored agency obligation for $5.0 million and the redemption of one auction rate preferred security for $1.0 million during the period ended March 31, 2009.  Bancorp realized a gain of $434,000 in connection with the sale of the government sponsored agency mortgage-backed securities during the period ended March 31, 2009.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	March 31,	December 31,
	2009	2008
Real Estate
Commercial	$ 259,304,592	$ 262,570,339
Residential	186,919,664	170,449,780
Construction	256,716,364	257,117,081
Construction to permanent	17,923,042	35,625,992
Commercial	34,668,561	33,860,527
Consumer home equity	45,746,007	45,022,128
Consumer installment	1,046,503	993,707
Total Loans	802,324,733	805,639,554
Premiums on purchased loans	153,507	158,072
Net deferred loan fees	(744,156)	(981,869)
Allowance for loan losses	(16,630,905)	(16,247,070)
Loans receivable, net	$ 785,103,179	$ 788,568,687

Bancorp’s net loan portfolio decreased $3.5 million from $788.6 million at December 31, 2008 to $785.1 million at March 31, 2009.  The decrease is primarily as a result of declines in the construction-to-permanent loans of $17.7 million and commercial real estate portfolio of $3.3 million, offset by an increase of $16.5 million in residential real estate loans.

The Bank offers a competitively priced and expanded product line, but due to changing economic and market conditions, loan growth has slowed.

At March 31, 2009, the net loan to deposit ratio was 93% and the net loan to total assets ratio was 81%.  At December 31, 2008, these ratios were 100% and 86%, respectively.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	March 31,	December 31,
(Thousands of dollars)	2009	2008

Loans past due over 90 days	$ 1,551	$ 337
still accruing
Non accruing loans	85,780	80,156
Total	$ 87,331	$ 80,493
% of Total Loans	10.89%	10.21%
% of Total Assets	9.00%	8.81%

Increases in non-accrual loans and troubled debt restructurings are attributable to the state of the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets.  Residents of Fairfield County, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.

The $85.8 million of non-accrual loans at March 31, 2009 is comprised of exposure to thirty-six borrowers.  Loans totaling $67.4 million are collateral dependent and are secured by residential or commercial real estate located within the Bank’s market area.  In all cases, the Bank has obtained current appraisal reports from independent licensed appraisal firms and discounted those values for estimated liquidation expenses to determine estimated impairment. Based on the Bank’s analysis for loan impairment, specific reserves totaling $4.1 million have been established, of which $3.7 million are related to collateral dependent loans.  Impairment related to loans totaling $18.4 million to eight borrowers has been measured based on discounted cash flow resulted in specific reserves of $371,000.  Such loans are also secured by real estate.  Of the $85.8 million of non-accrual loans at March 31, 2009, eight borrowers with aggregate balances of $13.6 million continue to make loan payments and these loans are under 30 days past due as to payments.

Loans delinquent over 90 days and still accruing aggregating $1.6 million is comprised of two loans which matured and are in the process of being renewed.

Potential Problem Loans

In addition to the above, there are $26.8 million of substandard loans for which management has a concern as to the ability of the borrower to comply with the present repayment terms.  Borrowers continue to make payments and these loans are less than 30 days past due at quarter end.  This exposure is comprised of eleven borrowers.

At March 31, 2009, Bancorp had no loans other than those described above as to which management had significant doubts as to the ability of the borrowers to comply with the present repayment terms.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are considered impaired and are measured accordingly, i.e. collateral dependent impairments are determined by recent appraisal reports and income properties are determined using a discounted cash flow method. The Company obtains current appraisals on all real estate and construction loans maturing in the coming four months, as well as for loans added to special mention. When a loan is placed on non-accrual status the loan is considered impaired. For collateral dependent impaired loans, the appraised value is reduced by estimated liquidation expenses and the result is compared to the principal loan balance to determine the impairment amount, if any. For loans that are not collateral dependent, the impairment is determined by using the discounted cash flow method which takes into account the current expected cash flows discounted at the original interest rate in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan.

The general component is arrived at by considering previous loss experience, current economic conditions and their effect on borrowers and other pertinent factors.  In arriving at previous loss experience, the Bank, given its lack of actual loss experience and the rapid turnover ratio of its portfolio, looks to the charge off history and qualitative factors of other institutions adjusted based on Bank management’s own experience and judgment.  The qualitative factors considered in the analysis include:  the size and types of loan relationships, depth of lenders and credit administration staff and external reviews and examinations.  A risk rating system is also utilized to measure the adequacy of the general component of the allowance for loan losses.  Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of “one” being the least risk and a rating of “nine” reflecting the most risk or a complete loss.  Risk ratings are assigned based upon the recommendations of the credit analyst and originating loan officer and confirmed by the Loan Committee at the initiation of the transactions, and are reviewed and changed, when necessary, during the life of the loan.  Loan loss reserve factors, which are based on historical loss experience adjusted for qualitative factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses.  Loans assigned a risk rating of “six” or above are monitored more closely by the credit administration officers.

The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, unfavorable information about a borrower’s financial condition, delays in obtaining information, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  Loan quality control is continually monitored by management, subject to oversight by the board of directors through its members who serve on the Loan Committee.  Loan quality control is also reviewed by the full board of directors on a monthly basis.  In the fourth quarter of 2008, the Bank created an internal loan review position in addition to the loan reviews performed by an external independent firm.

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

The changes in the allowance for loan losses for the three months ended March 31, 2009 and March 31, 2008 are as follows:

	Three months ended
	March 31,
(Thousands of dollars)	2009	2008

Balance at beginning of period	$ 16,247	$ 5,673
Charge-offs	(1,216)	-
Provision charged to operations	1,600	477
Balance at end of period	$ 16,631	$ 6,150

Ratio of net charge-offs during
the period to average loans
outstanding during the period	0.15%	0.00%

Based on management’s most recent evaluation of the allowance for loan losses, management believes that the allowance of $16.6 million at March 31, 2009 is adequate under the current economic conditions to absorb losses on existing loans.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	March 31,	December 31,
	2009	2008

Non-interest bearing	$ 47,259,798	$ 50,194,400

Interest bearing
NOW	24,890,349	19,544,552
Savings	50,125,992	46,040,086
Money market	107,613,153	68,241,790
Time certificates, less than $100,000	366,221,368	405,298,436
Time certificates, $100,000 or more	247,834,473	195,502,087
Total interest bearing	796,685,335	734,626,951
Total Deposits	$ 843,945,133	$ 784,821,351

Total deposits increased $59.1 million, or 8%, from $784.8 million at December 31, 2008 to $843.9 million at March 31, 2009.  Demand deposits decreased $2.9 million, or 5%, which  is reflective of decreases in commercial checking of $5.4 million offset by increases in personal accounts and cashier’s checks of $900,000 and $1.7 million, respectively.  Interest bearing accounts increased $62.0 million, or 8%; money market accounts, certificates of

deposits and savings deposits increased $39.4 million, or 58%, $13.3 million, or 2%, and $4.1 million, or 9%, respectively.    NOW accounts increased $5.3 million, or 27%, primarily due to growth in IOLTA accounts.  The Bank has been decreasing rates on deposit products; although this action would normally reduce or stem deposit growth, the increase in deposits experienced is attributable to depositors placing funds in insured FDIC products during these uncertain economic times.

Borrowings

At March 31, 2009, total borrowings were $65.2 million, which remains at a constant level with December 31, 2008.

In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $164.6 million in additional advances from the Federal Home Loan Bank of Boston, which includes a $2.0 million overnight line of credit.  The Bank also has arranged a $3.0 million overnight line of credit from a correspondent bank and $10.0 million under a repurchase agreement; no amounts were outstanding under these two arrangements at March 31, 2009.

Capital

Capital decreased $1.2 million as a result of a net loss for the three months ended March 31, 2009.  The net loss was primarily attributable to a loan loss provision of $1.6 million recorded during the first quarter due to the impact of current economic conditions on the local real estate market and the impact on interest income of the higher levels of non-accrual loans.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased by $23.5 million from $140.1 million on December 31, 2008 to $116.6 million on March 31, 2009 due to decreases in approved loan commitments, unused lines of credit and undisbursed construction loans.

Results of Operations

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended March 31,
	2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$ 809,331	$ 11,775	5.82%	$ 722,748	$ 13,322	7.37%
Federal funds sold and
other cash equivalents	36,600	15	0.16%	23,269	211	3.63%
Investments	54,797	569	4.15%	65,904	766	4.65%
Total interest
earning assets	900,728	12,359	5.49%	811,921	14,299	7.04%

Cash and due from banks	17,375			5,963
Premises and equipment, net	7,629			7,647
Allowance for loan losses	(16,651)			(5,837)
Other assets	30,567			28,794
Total Assets	$ 939,648			$ 848,488

Interest bearing liabilities:
Deposits	$ 763,619	$ 6,243	3.27%	$ 674,273	$ 7,610	4.51%
FHLB advances	50,000	419	3.35%	34,670	301	3.47%
Subordinated debt	8,248	93	4.51%	8,248	160	7.76%
Other borrowings	7,000	76	4.34%	7,017	80	4.56%
Total interest
bearing liabilities	828,867	6,831	3.30%	724,208	8,151	4.50%

Demand deposits	46,842			50,959
Accrued expenses and
other liabilities	4,972			5,814
Shareholders' equity	58,967			67,507
Total liabilities and equity	$ 939,648			$ 848,488

Net interest income		$ 5,528			$ 6,148
Interest margin			2.45%			3.03%
Interest spread			2.19%			2.54%

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

	Three months ended March 31,
	2009 vs 2008
	Increase (decrease) in Interest
	Income/Expense
	Due to change in:
	Volume	Rate	Total
	(dollars in thousands)
Interest earning assets:
Loans	$ 1,471	$ (3,018)	$ (1,547)
Federal funds sold and
other cash equivalents	78	(274)	(196)
Investments	(120)	(77)	(197)
Total interest
earning assets	1,429	(3,369)	(1,940)

Interest bearing liabilities:
Deposits	$ 915	$ (2,282)	$ (1,367)
FHLB advances	129	(11)	118
Subordinated debt	-	(67)	(67)
Other borrowings	-	(4)	(4)
Total interest
bearing liabilities	1,044	(2,364)	(1,320)

Net interest income	$ 385	$ (1,005)	$ (620)

An increase in average interest earning assets of $88.8 million, or 11%, was more than offset by a decrease in interest rates, resulting in interest income for Bancorp of $12.4 million for the quarter ended March 31, 2009 as compared to $14.3 million for the same period in 2008. Interest and fees on loans decreased $1.5 million, or 12%, from $13.3 million for the quarter ended March 31, 2008 to $11.8 million for the quarter ended March 31, 2009. This decrease was primarily the result of a decrease in interest rates along with an increased level of non-accrual loans, which was partially offset by an increase in the average outstanding balance of the loan portfolio.  When compared to the same period last year, interest income on investments decreased by 26% due to an $11.1 million decrease in the average balance of investments and a decline in the interest rates.  Interest income on federal funds sold and other cash equivalents decreased by $196,000, or 93%, as a result of a significant decrease in short-term interest rates partially offset by an increase in average balances.

Total interest expense for the quarter ended March 31, 2009 of $6.8 million represents a decrease of $1.3 million, or 16%, as compared to interest expense of $8.1 million for the same period last year.  This decrease in interest expense is the result of a decrease in interest rates, which was partially offset by higher average balances of interest-bearing liabilities of $104.7 million or 14%.  Average balances of deposit accounts increased $89.3 million, or 13%, however, significantly lower interest rates resulted in a decrease in interest expense of $1.4 million.  Average FHLB advances increased $15.3 million, resulting in a corresponding increase of $118,000 in FHLB interest expense; and the decrease in the index to which the junior subordinated debt interest rate is tied resulted in a decline in interest expense of $67,000, or 42%.

As a result of the above, Bancorp’s net interest income decreased $620,000, or 10%, to $5.5 million for the three months ended March 31, 2009 as compared to $6.1 million for the same period last year.  The net interest margin for the three months ended March 31, 2009 was 2.45% as compared to 3.03% for the three months ended March 31, 2008.  If the net interest margin were to be normalized for the impact in non-accrual loans, the net interest margin for the three months ended March 31, 2009 would have been 3.21% as compared to the actual margin of 2.45%.

For the three months ended March 31, 2009, Bancorp achieved an annualized loss on average equity (“ROE”) of 7.44% and an annualized loss on average assets (“ROA”) of 0.47%.  The comparable ratios for the three months ended March 31, 2008 were an annualized ROE of 0.89% and an annualized ROA of 0.07%.  Performance ratios for the first quarter of 2009 are not necessarily indicative of the results to be achieved for the remainder of the year.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the three months ended March 31, 2009 was $1.6 million as compared to $477,000 for the three months ended March 31, 2008.  The increased provision for this quarter was based upon management’s assessment of the impact changes in the national, regional and local economic and business conditions have had on the Bank’s loan portfolio.  There continues to be major displacement in the national and global credit markets.  The secondary mortgage market continues to be impacted by economic events.  These macro issues have also impacted local real estate markets.  While the marketing time of local real estate has also expanded and prices have declined, in general the Bank continues to maintain conservative loan to value ratio guidelines within its construction loan portfolio.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Noninterest income

Noninterest income increased $269,000 from $754,000 for the quarter ended March 31, 2008 to $1.0 million for the quarter ended March 31, 2009.  This increase is primarily due to the gain of $434,000 on the sale of six government sponsored agency mortgage-backed securities.  A decrease in the volume of loans placed with outside investors resulted in a decline in mortgage brokerage and referral fee income of $52,000.  Loan origination and processing fees for the three months ended March 31, 2009 decreased $37,000, or 35%, as compared to the same period last year.  This decrease was primarily due to a decline in loan application fees and loan documentation preparation fees.  Declining interest rates also resulted in a decrease in earnings on the Bank-owned life insurance, which generated income of $189,000 for the quarter ended March 31, 2009 as compared to $231,000 for the quarter ended March 31, 2008.  The assets of the Bank-owned life insurance are invested in a separate account arrangement with a single insurance company, which consists primarily of government sponsored agency mortgage-backed securities.  This insurance company is currently rated AA by Standard & Poor’s and Aa3 by Moody’s.

Noninterest expenses

Noninterest expenses increased $84,000, or 1%, to $6.3 million for the quarter ended March 31, 2009 from $6.2 million for the quarter ended March 31, 2008.  Salaries and benefits expense decreased $320,000 for the quarter ended March 31, 2009 from the same period last year due primarily to a decline in lending commissions and accruals for performance related sales and incentive compensation and bonus programs.  Occupancy and equipment expense, net, increased $108,000, or 8%, to $1.4 million for the quarter ended March 31, 2009 from $1.3 million for the quarter ended March 31, 2008, mainly due to the leasing of additional administrative and operational office space.  Data processing and other outside services increased $10,000, or 2%, from $466,000 for the quarter ended March 31, 2008, to $476,000 for the quarter ended March 31, 2009.  This was due to increases in consulting fees, which were partially offset by decreases in data processing costs, personnel placement fees and office temporaries.  Fees for professional services, which are comprised primarily of audit and accounting and legal services, increased $339,000 to $562,000 for the quarter ended March 31, 2009 from $223,000 for the quarter ended March 31, 2008.

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

Bancorp recorded an income tax benefit of $258,000 for the quarter ended March 31, 2009 as compared to income tax expense of $52,000 for the quarter ended March 31, 2008.  The effective tax rates for the three months ended March 31, 2009 and March 31, 2008 were 19% and 26%, respectively, and are based on Bancorp’s annual projections for the year.  The variance in effective tax rates is due primarily to projected changes in net income and permanent differences for 2009 as compared to 2008.

Liquidity

Bancorp's liquidity ratio was 12% and 10% at March 31, 2009 and March 31, 2008, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets:  cash and due from banks, federal funds sold, short term investments and available-for-sale securities.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio.  Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

Capital

The following table illustrates Bancorp’s regulatory capital ratios at March 31, 2009 and December 31, 2008 respectively:

	March 31,	December 31,
	2009	2008
Total Risk-based Capital	10.11%	10.27%
Tier 1 Risk-based Capital	8.84%	9.01%
Leverage Capital	6.76%	7.23%

The following table illustrates the Bank’s regulatory capital ratios at March 31, 2009 and December 31, 2008 respectively:

	March 31,	December 31,
	2009	2008
Total Risk-based Capital	10.07%	10.22%
Tier 1 Risk-based Capital	8.80%	8.96%
Leverage Capital	6.74%	7.19%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  Based on the above ratios, the Bank is considered to be “well capitalized” at March 31, 2009 under applicable regulations.  To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of  at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain its “well-capitalized” classification.  Management’s strategic and capital plans contemplate various alternatives to raise additional capital to support the Bank’s current capital levels.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation.  The calculations use projected repricings of assets and liabilities at March 31, 2009 and December 31, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	March 31,	December 31,
	Points	Risk Guidelines	2009	2008

GAP percentage total		+/- 10%	-0.58%	2.51%
Net interest income	200	+/- 10%	-1.63%	-1.32%
	-200	+/- 10%	-0.63%	-0.54%
Net portfolio value	200	+/- 20%	-11.08%	-12.48%
	-200	+/- 20%	3.83%	5.40%

When comparing March 31, 2009 to December 31, 2008, Bancorp experienced an 11% growth in average interest-earning assets, driven by an increase in core deposit products as a result of customers desiring safe vehicles for their funds.  Net interest income declined by 10%, which is primarily reflective of the increase in nonaccrual loans during the period ended March 31, 2009.  The reduction in the interest margin of 58 basis points between these two reporting periods is a result of the rise in nonaccrual loans which negatively impacted interest income by $1.2 million.  Bancorp's interest rate risk position was within all of its interest rate risk guidelines at March 31, 2009.  The interest rate risk position is monitored on an ongoing basis and management reviews strategies designed to maintain all categories within guidelines.

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

Net Interest Income and Economic Value
Summary Performance

March 31, 2009
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	24,608	(407)	-1.63%	48,314	(6,019)	-11.08%
+ 100	24,798	(217)	-0.87%	51,540	(2,793)	-5.14%
BASE	25,015			54,333
- 100	25,046	31	0.12%	57,158	2,825	5.20%
- 200	24,856	(159)	-0.63%	56,413	2,080	3.83%

December 31, 2008
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	22,609	(302)	-1.32%	67,804	(9,668)	-12.48%
+ 100	22,745	(166)	-0.73%	72,462	(5,010)	-6.47%
BASE	22,911			77,472
- 100	22,927	16	0.07%	80,422	2,950	3.81%
- 200	22,788	(123)	-0.54%	81,658	4,186	5.40%

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1A:              Risk Factors

During the three months ended March 31, 2009, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

May 11, 2009