Form 10-Q
period 2009-06-30
PATRIOT NATIONAL BANCORP INC
filed 2009-08-07
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Yes ___ No    X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter prior that the registrant was required to submit and post such files).      Yes ____    No ___

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common stock, $2.00 par value per share, 4,762,727 shares outstanding as of the close of business July 31, 2009.

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	49

Part II	OTHER INFORMATION

Item 1A.	Risk Factors	49

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 4	Submission of Matters to a Vote of Security Holders	50

Item 6.	Exhibits	51

PART I - FINANCIAL INFORMATION

Item 1:     Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$ 12,306,155	$ 3,045,708
Interest bearing deposits	145,298,663	1,240,525
Federal funds sold	20,000,000	20,000,000
Short term investments	143,582	316,518
Cash and cash equivalents	177,748,400	24,602,751

Available for sale securities (at fair value)	33,399,680	51,979,677
Federal Reserve Bank stock	1,914,700	1,913,200
Federal Home Loan Bank stock	4,508,300	4,508,300
Loans receivable (net of allowance for loan losses: 2009 $16,564,668;
2008 $16,247,070)	712,918,298	788,568,687
Accrued interest and dividends receivable	3,505,793	4,556,755
Premises and equipment, net	7,440,345	7,948,501
Deferred tax asset, net	12,113,913	8,680,075
Intangible assets	77,502	85,896
Cash surrender value of life insurance	19,515,124	19,135,105
Other assets	7,693,486	1,380,031
Total assets	$ 980,835,542	$ 913,358,978

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$ 52,382,718	$ 50,194,400
Interest bearing deposits	806,994,609	734,626,951
Total deposits	859,377,327	784,821,351
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	50,000,000	50,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	2,713,823	4,515,483
Total liabilities	927,339,150	854,584,834

Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; shares issued 2009 4,774,432; outstanding 4,762,727; shares issues 2008
4,755,114; outstanding 4,743,409	9,548,864	9,510,228
Additional paid in capital	49,651,534	49,634,337
Accumulated deficit	(5,853,704)	(119,886)
Less Treasury stock at cost: 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive income(loss) - net unrealized
gain (loss) on available for sale securities, net of taxes	309,723	(90,510)
Total shareholders' equity	53,496,392	58,774,144
Total liabilities and shareholders' equity	$ 980,835,542	$ 913,358,978

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest and Dividend Income
Interest and fees on loans	$ 10,615,251	$ 13,775,210	$ 22,390,192	$ 27,097,371
Interest and dividends on investment securities	350,091	702,413	921,171	1,622,033
Interest on interest bearing deposits in banks	19,102	3,786	19,393	6,271
Interest on federal funds sold	14,519	42,836	27,441	97,247
Total interest and dividend income	10,998,963	14,524,245	23,358,197	28,822,922

Interest Expense
Interest on deposits	6,006,021	6,824,965	12,248,794	14,434,621
Interest on Federal Home Loan Bank borrowings	423,469	380,516	842,344	681,786
Interest on subordinated debt	89,038	117,806	182,259	277,897
Interest on other borrowings	76,927	74,391	153,008	154,040
Total interest expense	6,595,455	7,397,678	13,426,405	15,548,344

Net interest income	4,403,508	7,126,567	9,931,792	13,274,578

Provision for Loan Losses	5,956,000	1,068,000	7,556,000	1,545,000

Net interest (loss) income after
provision for loan losses	(1,552,492)	6,058,567	2,375,792	11,729,578

Noninterest Income
Mortgage brokerage referral fees	79,687	96,445	82,182	150,559
Loan origination & processing fees	52,057	65,099	121,259	171,123
Fees and service charges	248,793	254,042	494,398	504,898
Gain on sale of investment securities	-	-	434,333	-
Earnings on cash surrender value of life insurance	191,006	258,491	380,019	489,733
Other income	95,054	86,937	177,060	198,439
Total noninterest income	666,597	761,014	1,689,251	1,514,752

Noninterest Expenses
Salaries and benefits	2,926,005	3,352,789	5,917,185	6,663,840
Occupancy and equipment expense, net	1,406,889	1,306,448	2,812,112	2,603,367
Data processing and other outside services	852,090	457,878	1,328,561	924,227
Professional services	587,568	229,769	1,149,904	453,145
Advertising and promotional expenses	12,984	242,175	70,756	429,170
Loan administration and processing expenses	171,490	60,798	269,219	120,317
Regulatory assessments	922,354	194,395	1,201,727	363,805
Other noninterest expenses	567,582	526,090	1,003,397	1,034,553
Total noninterest expenses	7,446,962	6,370,342	13,752,861	12,592,424

(Loss) income before income taxes	(8,332,857)	449,239	(9,687,818)	651,906

Benefit (Provision) for Income Taxes	3,696,000	(53,000)	3,954,000	(105,000)

Net (loss) income	$ (4,636,857)	$ 396,239	$ (5,733,818)	$ 546,906
Basic (loss) income per share	$ (0.98)	$ 0.08	$ (1.21)	$ 0.12
Diluted (loss) income per share	$ (0.98)	$ 0.08	$ (1.21)	$ 0.11
Dividends per share	$ -	$ 0.045	$ -	$ 0.090

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net (loss) income	$ (4,636,857)	$ 396,239	$ (5,733,818)	$ 546,906

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period, net of taxes	465,715	(180,723)	400,233	82,815

Comprehensive (loss) income	$ (4,171,142)	$ 215,516	$ (5,333,585)	$ 629,721

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
				Retained		Accumulated
			Additional	Earnings		Other
	Number of	Common	Paid-In	(Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit)	Stock	Income (Loss)	Total

Six months ended June 30, 2008

Balance at December 31, 2007	4,746,844	$ 9,493,688	$ 49,549,119	$ 7,846,060	$ -	$ (53,500)	$ 66,835,367

Comprehensive income
Net income	-	-	-	546,906	-	-	546,906
Unrealized holding gain on available for
sale securities, net of taxes	-	-	-	-		82,815	82,815
Total comprehensive income							629,721

Issuance of common stock
Stock options exercised	5,000	10,000	40,550				50,550
Stock issued to directors	3,270	6,540	43,393				49,933
							100,483

Treasury Strock
Stock purchased under buyback					(40,692)		(40,692)

Dividends	-	-	-	(427,583)		-	(427,583)

Balance, June 30, 2008	4,755,114	$ 9,510,228	$ 49,633,062	$ 7,965,383	$ (40,692)	$ 29,315	$ 67,097,296

Six months ended June 30, 2009

Balance at December 31, 2008	4,743,409	$ 9,510,228	$ 49,634,337	$ (119,886)	$ (160,025)	$ (90,510)	$ 58,774,144

Comprehensive loss
Net loss	-	-	-	(5,733,818)	-	-	(5,733,818)
Unrealized holding gain on available
for sale securities, net of taxes	-	-	-	-	-	400,233	400,233
Total comprehensive loss							(5,333,585)

Issuance of common stock
Stock issued to directors	19,318	38,636	17,197				55,833

Balance, June 30, 2009	4,762,727	$ 9,548,864	$ 49,651,534	$ (5,853,704)	$ (160,025)	$ 309,723	$ 53,496,392

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities:
Net (loss) income	$ (5,733,818)	$ 546,906
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	52,608	92,541
Provision for loan losses	7,556,000	1,545,000
Gain on sale of investment securities	(434,333)	-
Amortization of core deposit intangible	8,394	8,844
Earnings on cash surrender value of life insurance	(380,019)	(489,733)
Depreciation and amortization	838,314	777,602
Loss on disposal of bank premises and equipment	111	46
Payment of fees to directors in common stock	55,833	49,933
Deferred Income Taxes	(3,679,142)	-
Changes in assets and liabilities:
Decrease in deferred loan fees	(381,531)	(230,322)
Decrease (increase) in accrued interest and dividends receivable	1,050,962	(591,798)
Increase in other assets	(876,955)	(491,294)
(Decrease) increase in accrued expenses and other liabilities	(1,588,205)	740,530
Net cash (used in) provided by operating activities	(3,511,781)	1,958,255

Cash Flows from Investing Activities:
Purchases of available for sale securities	(9,345,528)	(8,366,036)
Proceeds from sales of available for sale securities	19,852,541	-
Principal repayments on available for sale securities	3,100,244	15,472,814
Proceeds from redemptions of available for sale securities	6,000,000	9,000,000
Purchases of Federal Reserve Bank Stock	(1,500)	(1,500)
Purchases of Federal Home Loan Bank Stock	-	(1,543,200)
Net decrease (increase) in loans	63,039,420	(91,727,670)
Purchase of bank premises and equipment	(330,269)	(855,614)
Net cash provided by (used in) investing activities	82,314,908	(78,021,206)

Cash Flows from Financing Activities:
Net increase in demand, savings and money market deposits	69,754,878	56,280,924
Net increase (decrease) in time certificates of deposits	4,801,098	(1,332,766)
Net proceeds from FHLB borrowings	-	40,946,000
Proceeds from issuance of common stock	-	50,550
Payments under stock buyback program	-	(40,692)
Dividends paid on common stock	(213,454)	(427,442)
Net cash provided by financing activities	74,342,522	95,476,574

Net increase in cash and cash equivalents	153,145,649	19,413,623

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

Six Months Ended
June 30,
	2009	2008

Cash and Cash Equivalents:
Beginning	24,602,751	14,011,914

Ending	$ 177,748,400	$ 33,425,537

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$ 13,459,875	$ 15,430,085

Income taxes	$ 1,379,080	$ 855,935

Supplemental disclosures of noncash investing and financing activities:

Unrealized holding gain on available for sale
securities arising during the period	$ 645,536	$ 133,572

Transfer of loans to other real estate owned	$ 5,436,500	$ -

Dividends declared on common stock	$ -	$ 213,749

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for the remainder of 2009.

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.  Such reclassifications had no effect on net income.

In May 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 165, Subsequent Events.  This statement provides guidance on principles and requirements for subsequent events.  The guidance sets forth:  1) the period after the balance sheet date during which the management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  Two types of subsequent events require consideration by management: (a) recognized subsequent events; and (b) non-recognized subsequent events.  Recognized subsequent events consist of those events or transactions that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events consist of those events that provide evidence with respect to conditions that did not exist at the date of the balance sheet, but arose subsequent to that date.  This statement is effective for interim or annual financial periods ending after June 15, 2009.  Bancorp has evaluated subsequent events through the date of August 7, 2009.  No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

Note 2:     Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at June 30, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009:

U. S. Government sponsored
agency obligations	$ 5,000,000	$ 9,375	$ -	$ 5,009,375
U. S. Government Agency and sponsored
agency mortgage-backed securities	25,018,158	93,735	(124,341)	24,987,552
Money market preferred equity securities	2,881,969	520,785	-	3,402,754
Total Available-for-Sale Securities	$ 32,900,127	$ 623,895	$ (124,341)	$ 33,399,681

December 31, 2008:

U. S. Government sponsored
agency obligations	$ 10,000,000	$ 102,248	$ -	$ 10,102,248
U. S. Government Agency and sponsored
agency mortgage-backed securities	38,246,799	231,766	(479,996)	37,998,569
Money market preferred equity securities	3,878,860	-	-	3,878,860
Total Available-for-Sale Securities	$ 52,125,659	$ 334,014	$ (479,996)	$ 51,979,677

The following table presents the Company’s available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at June 30, 2009 and December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2009:	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$ 5,032,313	$ (65,385)	$ 13,089,248	$ (58,956)	$ 18,121,561	$ (124,341)

December 30, 2008:

Mortgage-backed securities	$ 14,593,894	$ (317,703)	$ 5,527,631	$ (162,293)	$ 20,121,525	$ (479,996)

At June 30, 2009, gross unrealized holding gains and gross unrealized holding losses on available-for-sale securities totaled $623,895 and $124,341, respectively.  Of the securities with unrealized losses, there are nine U. S. Government Agency and sponsored agency mortgage-backed securities that have unrealized losses for a period in excess of twelve months, with a combined current unrealized loss of $58,956.

At June 30, 2009, twenty-one securities had unrealized losses with aggregate depreciation of 0.7% from the amortized cost.  There were no securities with unrealized losses greater than 5% of amortized cost.  At December 31, 2008, thirty-two securities had unrealized losses with aggregate depreciation of 2.3% from the amortized cost.  There was one security with unrealized losses greater than 5% of amortized cost.

Management does not believe that any of the unrealized losses related to mortgage-backed securities issued by U.S. Government Agencies and sponsored agencies are other-than-temporary since they are the result of changes in the interest rate environment.  Bancorp has the ability to hold these securities to maturity, if necessary, and intends to hold these securities until fair value recovery.

The amortized cost and fair value of available for sale debt securities at June 30, 2009 and December 31, 2008 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amoritzed Cost	Fair Value
June 30, 2009:
Maturity:
1-5 years	$ 5,000,000	$ 5,009,375
Mortgage-backed securities	25,018,158	24,987,552
Total	$ 30,018,158	$ 29,996,927

December 30, 2008:
Maturity:
1-5 years	$ 10,000,000	$ 10,102,248
Mortgage-backed securities	38,246,799	37,998,569
Total	$ 48,246,799	$ 48,100,817

Note 3:     Allowance for Loan Losses and Impaired Loans

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Thousands of dollars)	2009	2008	2009	2008

Balance at beginning of period	$ 16,630,905	$6,149,620	$ 16,247,070	$5,672,620
Provision for loan losses	5,956,000	1,068,000	7,556,000	1,545,000
Charge-offs	(6,095,148)	-	(7,311,433)	-
Recoveries	72,911	-	73,031	-
Balance at end of period	16,564,668	7,217,620	16,564,668	7,217,620

At June 30, 2009 and December 31, 2008, the unpaid balances of loans delinquent 90 days or more and still accruing were $6.3 million and $337,000, respectively, which are matured and are either in the process of being renewed or awaiting payoff in full.

The unpaid principal balances of loans on nonaccrual status and considered impaired were $119.9 million and $80.2 million, respectively.  If nonaccrual loans had been performing in accordance with their original terms, Bancorp would have recorded approximately $1.9 million of additional income during the quarter ended June 30, 2009 and $82,000 during the quarter ended June 30, 2008.  If nonaccrual loans had been performing in accordance with their original terms, Bancorp would have recorded approximately $3.1 million of additional income for the six months ended June 30, 2009 and $215,000 during the six months ended June 30, 2008.

The following information relates to impaired loans at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Impaired loans receiveable for which there is a
related allowance for credit losses	$ 27,801,090	$ 42,535,777

Impaired loans receiveable for which there is no
related allowance for credit losses	$ 92,066,409	$ 37,620,136

Allowance for credit losses related to impaired loans	$ 4,401,143	$ 4,211,954

For the three months ended June 30, 2009 and 2008, the interest income collected and recognized on impaired loans was $492,000 and $19,000, respectively.  For the six months ended June 30, 2009 and 2008, the interest income collected and recognized on impaired loans was $636,000 and $63,000, respectively.

At June 30, 2009, there were 13 loans totaling $18.8 million that were considered “troubled debt restructurings” of which $14.4 million are included in non-accrual loans, as compared to 11 loans totaling $16.7 million, of which $12.4 million were included in non-accrual loans at December 31, 2008.

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
The following is information about the computation of income (loss) per share for the three and six months ended June 30, 2009 and 2008:

Three months ended June 30, 2009

	Net Loss	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$ (4,636,857)	4,745,956	$(0.98)

For the three months ended June 30, 2009, there were no dilutive common shares.

Three months ended June 30, 2008

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$ 396,239	4,751,209	$0.08
Effect of Dilutive Securities
Stock Options outstanding	-	18,119	-
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$ 396,239	4,769,328	$0.08

Six months ended June 30, 2009

	Net Loss	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$ (5,733,818)	4,744,690	$(1.21)

For the six months ended June 30, 2009, there were no dilutive common shares.

Six months ended June 30, 2008

	Net Income	Shares	Amount
Basic Income Per Share
Income available to common shareholders	$ 546,906	4,751,114	$0.12
Effect of Dilutive Securities
Stock Options outstanding	-	18,787	(0.01)
Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$ 546,906	4,769,901	$0.11

Note 5:     Other Comprehensive Income (Loss)

Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gains
arising during the period	$ 751,160	$ (285,445)	$ 465,715	$ 1,079,869	$ (410,350)	$ 669,519

Reclassification adjustment
for gains recognized in income	-	-	-	(434,333)	165,047	(269,286)

Unrealized holding gains (losses)
on available for sale securities,
net of taxes	$ 751,160	$ (285,445)	$ 465,715	$ 645,536	$ (245,303)	$ 400,233

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding (loss)gain
arising during the period	$ (291,489)	$ 110,766	$ (180,723)	$ 133,572	$ (50,757)	$ 82,815

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding (loss) gain
on available for sale securities,
net of taxes	$ (291,489)	$ 110,766	$ (180,723)	$ 133,572	$ (50,757)	$ 82,815

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

Financial instruments whose contractual amounts represent credit risk are as follows at June 30, 2009:

Commitments to extend credit:
Future loan commitments	$ 9,219,400
Unused lines of credit	49,156,293
Undisbursed construction loans	51,101,772
Financial standby letters of credit	1,381,600
$ 110,859,065

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception.  No liability related to guarantees was required to be recorded at June 30, 2009.

Note 7:     Income Taxes

Bancorp recorded an income tax benefit of $3.7 million for the quarter ended June 30, 2009 as compared to income tax expense of $53,000 for the quarter ended June 30, 2008.  The effective tax rates for the three months ended June 30, 2009 and June 30, 2008 were 44% and 12%, respectively.  The change in effective tax rates is primarily due to the net loss that Bancorp incurred during the first six months of 2009, which is due to an increased level of non-accrual loans and higher loan loss provisions.  These issues, along with projected changes in net income and permanent differences for 2009, factor into the large difference in effective tax rates.

For the six months ended June 30, 2009, Bancorp recorded an income tax benefit of $4.0 million as compared to income tax expense of $105,000 for the six months ended June 30, 2008.  The effective tax rates for the six months ended June 30, 2009 and June 30, 2008 were 41% and 16%, respectively, and are based on Bancorp’s annual projections for the year.  The change in effective tax rates is primarily due to the net loss that Bancorp incurred during the first six months of 2009, which is due to an increased level of non-accrual loans and higher loan loss provisions.  These issues, along with projected changes in net income and permanent differences for 2009, factor into the large difference in effective tax rates.

Note 8:     Fair Value of Financial Instruments and Interest Rate Risk

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

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, Bancorp creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  Bancorp’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes Bancorp’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial instruments not recorded at fair value in accordance with SFAS 107, Disclosures About Fair Values of Financial Instruments, (SFAS No. 107), is set forth below.

Cash and due from banks, federal funds sold, short-term investments and accrued interest receivable and payable:  The carrying amount is a reasonable estimate of fair value.

Available-for-Sale Securities:  These financial instruments are recorded at fair value in the financial statements. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy.  Examples of such instruments include government agency and sponsored agency bonds and mortgage-backed securities.  Level 3 securities are instruments for which significant unobservable input are utilized.

Loans:  For variable rate loans, which reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios.  The fair value of fixed rate loans is estimated by discounting the future cash flows using the period end rates, estimated by using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios.  Bancorp does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral.

Other Real Estate Owned:  The fair value of Bancorp’s other real estate owned property is based on the estimated current property valuation less estimated disposition costs.  When the fair value is based on current observable appraised values, OREO is classified within Level 2.  Bancorp classifies the OREO within Level 3 when unobservable adjustments are made to appraised values.  Bancorp does not record other real estate owned at fair value on a recurring basis.

Deposits:  The fair value of demand deposits, regular savings and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of certificates of deposit and other time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities, estimated using local market data, to a schedule of aggregated expected maturities on such deposits.  Bancorp does not record deposits at fair value on a recurring basis.

Short-term borrowings:  The carrying amounts of borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values.  Bancorp does not record short-term borrowings at fair value on a recurring basis.

Junior Subordinated Debt:  Junior subordinated debt reprices quarterly and as a result the carrying amount is considered a reasonable estimate of fair value.

Federal Home Loan Bank Borrowings:  The fair value of the advances is estimated using a discounted cash flow calculation that applies current Federal Home Bank interest rates for advances of similar maturity to a schedule of maturities of such advances.  Bancorp does not record these borrowings at fair value on a recurring basis.

Off-balance-sheet instruments:  Fair values for Bancorp’s off-balance-sheet instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Bancorp does not record its off-balance-sheet instruments at fair value on a recurring basis.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
June 30, 2009	(Level 1)	(Level 2)	(Level 3)	June 30, 2009

Securities available-for-sale	$ -	$ 33,399,681	$ -	$ 33,399,681

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2008	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Securities available-for-sale	$ -	$ 51,979,677	$ -	$ 51,979,677

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table reflects financial assets measured at fair value on a non-recurring basis as of June 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance	Total
	for Identical Assets	Inputs	Inputs	as of	Gains
June 30, 2009	(Level 1)	(Level 2)	(Level 3)	June 30, 2009	(Losses)

Impaired Loans (1)	$ -	$ -	$ 111,316,118	$ 111,316,118	$ (166,000)

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2008	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Impaired Loans (1)	$ -	$ -	$ 57,233,190	$ 57,233,190

(1)  Represents carrying value for which adjustments are based on the appraised value of the collateral.

Bancorp has applied the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to non-financial assets and liabilities.  Bancorp has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis as of June 30, 2009.

The following table summarizes non-financial assets measured at fair value on a non-recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2009

Other real estate owned	$ -	$ -	$ 5,436,500	$ 5,436,500

SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  SFAS No. 107 excludes certain financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Bancorp.

The estimated fair value amounts have been measured as of June 30, 2009 and December 31, 2008 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

The information presented should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only required for a limited portion of Bancorp’s assets and liabilities.  Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other bank holding companies may not be meaningful.

The following is a summary of the recorded book balances and estimated fair values of Bancorp’s financial instruments at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Recorded		Recorded
	Book	Fair	Book	Fair
	Balance	Value	Balance	Value
Financial Assets:
Cash and noninterest bearing balances due from banks	$12,306	$12,306	$3,046	$3,046
Interest-bearing deposits due from banks	145,299	145,299	1,241	1,241
Federal funds sold	20,000	20,000	20,000	20,000
Short-term investments	144	144	317	317
Available-for-sale securities	33,400	33,400	51,980	51,980
Federal Reserve Bank stock	1,915	1,915	1,913	1,913
Federal Home Loan Bank stock	4,508	4,508	4,508	4,508
Loans receivable, net	712,918	714,333	788,569	795,938
Accrued interest receivable	3,506	3,506	4,557	4,557

Financial Liabilities:
Demand deposits	$52,383	$52,383	$50,194	$50,194
Savings deposits	59,506	59,506	46,040	46,040
Money market deposits	118,504	118,504	68,242	68,242
Negotiable orders of withdrawal	23,383	23,383	19,545	19,545
Time deposits	605,602	603,759	600,801	601,357
FHLB Borrowings	50,000	48,421	50,000	50,106
Repurchase agreements	7,000	7,793	7,000	8,365
Subordinated debentures	8,248	8,248	8,248	8,248
Accrued interest payable	460	460	493	493

Off-balance-sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2009 and December 31, 2008.  The estimated fair value of fee income on letters of credit at June 30, 2009 and December 31, 2008 was insignificant.

Bancorp assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of Bancorp’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to Bancorp.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate Bancorp’s overall interest rate risk.

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

In December 2007, the FASB issued revised SFAS No. 141, Business Combinations, (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS No. 141 (R) will apply prospectively to any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statement — an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. SFAS No. 160 also amends SFAS No. 128, Earnings per Share, so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented.  Bancorp adopted  SFAS No. 160 on January 1, 2009.  The adoption of this standard did not have an impact on Bancorp’s financial condition or results of operations.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations and other applicable accounting literature. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Bancorp adopted this standard on January 1, 2009.  The adoption of FSP No. 142-3 did not have a material impact on the Bancorp’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FSP 157-4).  This FSP addresses concerns that FASB Statement No. 157, Fair Value Measurements, emphasized the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active. FSP 157-4 provides additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 115-2 and FAS 124-2 and FSP No. FAS 107-1 and APB 28-1.  Bancorp adopted this new standard for the three months ended June 30, 2009.  The adoption of FSP No. 157-4 did not have an impact on the Bancorp’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FSP 115-2 and 124-2).  This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 157-4 and FSP No. FAS 107-1 and APB 28-1.  Bancorp adopted this new standard for the three months ended June 30, 2009.  The adoption of FSP No. 115-2 did not have an impact on Bancorp’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1 and APB 28-1).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, and Bancorp has included these disclosures in these financial statements.

Item 2:     Management's Discussion and Analysis of Financial Condition and
Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations," may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial services companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effects of  Bancorp's opening of branches, (8) the effect of any decision by Bancorp to engage in any business not historically operated by it, (9) the ability of Bancorp to raise additional capital in the future and successfully deploy the funds raised, (10) the state of the economy and real estate values in Bancorp’s market areas, and the consequent affect on the quality of Bancorp’s loans, (11) the recently enacted Emergency Economic Stabilization Act of 2008 is expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of Bancorp and (12) recent proposals to increase deposit insurance premiums including the imposition of additional substantial special assessments.  Other such factors may be described in Bancorp’s other filings with the SEC.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the analysis of other-than-temporary-impairment for its investment securities and valuation of deferred income tax assets and liabilities, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results.  They require management’s most subjective and complex judgment as a result of the need to make an estimate about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis.

Summary

Bancorp incurred a net loss of $4.6 million ($0.98 basic and diluted loss per share) for the quarter ended June 30, 2009, as compared to net income of $396,000 ($0.08 basic and diluted income per share) for the quarter ended June 30, 2008.  For the six-month period ended June 30, 2009, Bancorp incurred a net loss of $5.7 million ($1.21 basic and diluted loss per share) as compared to net income of $547,000 ($0.12 basic income per share and $0.11 diluted income per share) for the six months ended June 30, 2008.  Bancorp’s net interest margin for the quarter ended June 30, 2009 was 1.91% as compared to 3.37% for the quarter ended June 30, 2008.  For the six-month period ended June 30, 2009 Bancorp’s net interest margin was 2.18% as compared to 3.20% for the six months ended June 30, 2008.  Interest income and fees on loans decreased by 23% for the quarter ended June 30, 2009 when compared to the quarter ended June 30, 2008.  For the six months ended June 30, 2009, interest income declined by 17% as compared to the six months ended June 30, 2008.  The significant decline is primarily due to the increased levels of non-accrual loans within the two reporting periods.

Total assets increased $67.4 million from $913.4 million at December 31, 2008 to $980.8 million at June 30, 2009.  Cash and cash equivalents increased $153.1 million to $177.7 million at June 30, 2009 as compared to $24.6 million at December 31, 2008.  This increase is a result of Bancorp placing excess overnight funds at the Federal Reserve Bank in order to enhance the yield on this segment of the portfolio.  The available-for-sale securities portfolio decreased $18.6 million to $33.4 million at June 30, 2009 from $52.0 million at December 31, 2008 as Bancorp sold $20 million in securities.  The net loan portfolio decreased $75.7 million from $788.6 million at December 31, 2008 to $712.9 million at June 30, 2009. This is the result of loan payoffs and efforts to reduce concentration levels within the construction and commercial real estate loan portfolios.  Deposits increased $74.6 million to $859.4 million at June 30, 2009 from $784.8 million at December 31, 2008.  Core deposits have been steadily increasing as customers continue to place funds in FDIC-insured products during uncertain economic times.  Borrowings remained constant during the same period.

Financial Condition

Bancorp’s total assets increased $67.4 million from $913.4 million at December 31, 2008 to $980.8 million at June 30, 2009.  The growth in total assets was funded primarily by deposit growth of $74.6 million.  Cash and cash equivalents increased $153.1 million to $177.7 million at June 30, 2009 as compared to $24.6 million at December 31, 2008 as a result of Bancorp placing excess overnight funds at the Federal Reserve Bank in order to enhance the yield on this segment of the portfolio.  Federal funds sold remained constant at $20.0 million.

Cash and Due from Banks

Cash and due from banks increased $153.3 million to $157.6 million at June 30, 2009 as compared to $4.3 million at December 31, 2008.  This significant increase is a result of Bancorp placing its excess overnight funds at the Federal Reserve Bank due to better interest rates that are currently being offered through Federal Funds Sold.  The increased level of cash is reflective of the growth in deposits and declines in loans due to payoffs. Bancorp’s intention is to invest these funds in appropriate longer term investments.

Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	June 30,	December 31,
	2009	2008

U. S. Government sponsored
agency obligations	$ 5,009,375	$ 10,102,248
U. S. Government Agency and sponsored
agency mortgage-backed securities	24,987,552	37,998,569
Money market preferred
equity securities	3,402,754	3,878,860
Total Available for Sale Securities	$ 33,399,681	$ 51,979,677

Available for sale securities decreased $18.6 million, or 36%, from $52.0 million at December 31, 2008 to $33.4 million at June 30, 2009.  The decrease is primarily due to the sale of six government sponsored agency mortgage-backed securities for $20 million, the call of one government sponsored agency obligation for $5.0 million and the redemption of one auction rate preferred security for $1.0 million which was partially offset by the purchase of two government sponsored agency mortgage-backed securities for $10 million during the six-month period ended June 30, 2009.  Bancorp recorded a gain of $434,000 in connection with the sale of the government sponsored agency mortgage-backed securities during the six month period ending June 30, 2009.

Management evaluates Bancorp’s investment securities portfolio for other-than-temporary impairment on a periodic basis.  Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Bancorp to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	June 30,	December 31,
	2009	2008
Real Estate
Commercial	$ 241,934,123	$ 262,570,339
Residential	175,508,127	170,449,780
Construction	219,648,954	257,117,081
Construction to permanent	20,951,158	35,625,992
Commercial	24,375,800	33,860,527
Consumer home equity	46,355,869	45,022,128
Consumer installment	1,174,164	993,707
Total Loans	729,948,195	805,639,554
Premiums on purchased loans	135,109	158,072
Net deferred loan fees	(600,338)	(981,869)
Allowance for loan losses	(16,564,668)	(16,247,070)
Loans receivable, net	$ 712,918,298	$ 788,568,687

Bancorp’s net loan portfolio decreased $75.7 million from $788.6 million at December 31, 2008 to $712.9 million at June 30, 2009.  The significant decrease is primarily a result of loan payoffs and decreases in construction loans of $37.5 million, commercial real estate loans of $20.6 million, construction-to-permanent loans of $14.7 million and commercial loans of $9.5 million, offset by increases of $5.1 million in residential real estate loans and $1.3 million in home equity loans.  The decrease in the loan portfolio is also a result of net charge-offs for the six months ended June 30, 2009 of $7.2 million and the shift of $5.4 million to Other Real Estate Owned.  Also, in an effort to reduce its concentration in construction and commercial real estate loans, Bancorp has not been originating new loans in these portfolios.

At June 30, 2009, the net loan to deposit ratio was 83% and the net loan to total assets ratio was 73%.  At December 31, 2008, these ratios were 100% and 86%, respectively.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	June 30,	December 31,
(Thousands of dollars)	2009	2008

Loans past due over 90 days	$ 6,265	$ 337
still accruing
Non accruing loans	119,867	80,156
Total	$ 126,132	$ 80,493
% of Total Loans	17.69%	10.21%
% of Total Assets	12.86%	8.81%

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

The $119.9 million of non-accrual loans at June 30, 2009 is comprised of exposure to forty-three borrowers, for which a specific reserve of $4.4 million has been established.  Loans totaling $111.3 million are collateral dependent and are secured by residential or commercial real estate located within the Bank’s market area.  In all cases, the Bank has obtained current appraisal reports from independent licensed appraisal firms and discounted those values for estimated liquidation expenses to determine estimated impairment. Based on the Bank’s analysis for loan impairment, specific reserves totaling $4.1 million are related to collateral dependent loans.  Impairment related to loans totaling $8.6 million to six borrowers has been measured based on discounted cash flows resulted in specific reserves of $285,000.  Such loans are also secured by real estate.  Of the $119.9 million of non-accrual loans at June 30, 2009, twenty-five borrowers with aggregate balances of $48.8 million continue to make loan payments and these loans are current as to payments.

Loans delinquent over 90 days and still accruing aggregating $6.3 million are comprised of thirteen loans, which are matured and are either in the process of being renewed or awaiting payoff in full.

Potential Problem Loans

In addition to the above, there are $53.1 million of substandard loans for which management has a concern as to the ability of the borrower to comply with the present repayment terms.  Borrowers continue to make payments and loans totaling $49.1 million are less than 30 days past due at June 30, 2009 and $4.0 million are less than 60 days past due.  This exposure is comprised of thirty-nine borrowers.

At June 30, 2009, Bancorp had no loans other than those described above as to which management had significant doubts as to the ability of the borrowers to comply with the present repayment terms.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are considered impaired and are measured accordingly, i.e. collateral dependent impairments are determined by recent appraisal reports and income properties are determined using a discounted cash flow method. Bancorp obtains current appraisals on all real estate and construction loans maturing in the coming four months, as well as for loans added to special mention. When a loan is placed on non-accrual status the loan is considered impaired. For collateral dependent impaired loans, the appraised value is reduced by estimated liquidation expenses and the result is compared to the principal loan balance to determine the impairment amount, if any. For loans that are not collateral dependent, the impairment is determined by using the discounted cash flow method which takes into account the current expected cash flows discounted at the original interest rate in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan.

The general component is arrived at by considering previous loss experience, current economic conditions and their effect on borrowers and other pertinent factors.  In arriving at previous loss experience, Bancorp, given its history of actual loss experience and the rapid turnover ratio of its portfolio, relies more heavily on the charge off history and qualitative factors of other institutions adjusted based on management’s own experience and judgment.  The qualitative factors considered in the analysis include:  the size and types of loan relationships, depth of lenders and credit administration staff and external reviews and examinations.  A risk rating system is also utilized to measure the adequacy of the general component of the allowance for loan losses.  Under this system, each loan is assigned a risk rating between one and nine, which has a corresponding loan loss factor assigned, with a rating of “one” being the least risk and a rating of “nine” reflecting the most risk or a complete loss.  Risk ratings are assigned based upon the recommendations of the credit analyst and originating loan officer and confirmed by the Loan Committee at the initiation of the transactions, and are reviewed and changed, when necessary, during the life of the loan.  Loan loss reserve factors, which are based on historical loss experience adjusted for qualitative factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses.  Loans assigned a risk rating of “six” or above are monitored more closely by the credit administration officers.

The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, unfavorable information about a borrower’s financial condition, delays in obtaining information, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  Loan quality control is continually monitored by management, subject to oversight by the board of directors through its members who serve on the Loan Committee.  Loan quality control is also reviewed by the full board of directors on a monthly basis.  In the fourth quarter of 2008, Bancorp created an internal loan review position in addition to the loan reviews performed by an external independent firm.

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

The accrual of interest income on loans is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days, based on contractual terms, as to either principal or interest.  When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income.  The accrual of interest on loans past due 90 days or more, including impaired loans, may be continued if the loan is well secured, and it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection; however, this is not Bancorp’s practice.  A non-accrual loan is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt, and at least six months of satisfactory performance has elapsed.

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

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Six months ending
	June 30,		June 30,
(Thousands of dollars)	2009	2008	2009	2008

Balance at beginning of period	$ 16,630,905	$ 6,149,620	$ 16,247,070	$ 5,672,620
Charge-offs	(6,095,148)	-	(7,311,433)	-
Recoveries	72,911	-	73,031	-
Net Charge-offs	(6,022,237)	-	(7,238,402)	-
Provision charged to operations	5,956,000	1,068,000	7,556,000	1,545,000
Balance at end of period	$ 16,564,668	$ 7,217,620	$ 16,564,668	$ 7,217,620

Ratio of net charge-offs during
the period to average loans
outstanding during the period	0.78%	0.00%	0.91%	0.00%

Based on management’s most recent evaluation of the allowance for loan losses, management believes that the allowance of $16.6 million at June 30, 2009 is adequate under the current prevailing economic conditions to absorb losses on existing loans.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	June 30,	December 31,
	2009	2008

Non-interest bearing	$ 52,382,718	$ 50,194,400

Interest bearing
NOW	23,383,309	19,544,552
Savings	59,505,652	46,040,086
Money market	118,504,027	68,241,790
Time certificates, less than $100,000	349,985,599	405,298,436
Time certificates, $100,000 or more	255,616,022	195,502,087
Total interest bearing	806,994,609	734,626,951
Total Deposits	$ 859,377,327	$ 784,821,351

Total deposits increased $74.6 million, or 9%, from $784.8 million at December 31, 2008 to $859.4 million at June 30, 2009.  Demand deposits increased $2.2 million.  Interest bearing accounts increased $72.4 million, money market accounts, savings deposits and certificates of deposits increased $50.3 million, $13.5 million, and $4.8 million, respectively.  NOW accounts increased $3.8 million primarily due to growth in IOLTA accounts.  Money market accounts increased as customers refrained from locking in long-term rates in the current lower rate environment.  The growth is also attributable to depositors placing funds in FDIC-insured products during these uncertain economic times.

Borrowings

At June 30, 2009, total borrowings were $65.2 million and are unchanged as compared to December 31, 2008.

Bancorp has elected to defer interest payments on its outstanding junior subordinated debt. The terms of the junior subordinated debt and the trust documents allow Bancorp to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period the trust will likewise suspend the declaration and payment of dividends on the trust preferred securities. The deferral election began with respect to regularly scheduled quarterly interest payments aggregating approximately $90,000 that would otherwise have been made in the second quarter of 2009.Bancorp has the ability to continue to defer interest payments through ongoing notification to the trustee and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period interest will continue to accrue on the debt.

In addition to the outstanding borrowings disclosed in the consolidated balance sheet, Bancorp has the ability to borrow approximately $155.3 million in additional advances from the Federal Home Loan Bank of Boston, which includes a $2.0 million overnight line of credit.  Bancorp also has arranged a $3.0 million overnight line of credit from a correspondent bank and $10.0 million under a repurchase agreement; no amounts were outstanding under these two arrangements at June 30, 2009.

Other Assets

Other real estate owned of $5.4 million is included in other assets and is comprised of one property obtained through loan foreclosure proceedings completed at the end of the second quarter of 2009.

Capital

Capital decreased $5.3 million as a result of a net loss for the six months ended June 30, 2009.  The net loss was primarily attributable to a loan loss provision of $7.6 million recorded during the first six months due to the impact of current economic conditions on the local real estate market and the impact on interest income of the significantly higher levels of non-accrual loans.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased by $29.2 million from $140.1 million at December 31, 2008 to $110.9 million at June 30, 2009 due to decreases of $7.4 million in unused lines of credit and $21.6 million undisbursed construction loans.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding uields earned and rates paid for major balance sheet components:

	Three months ended June 30,
		2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$ 775,845	$ 10,615	5.47%	$ 772,634	$ 13,775	7.13%
Investments	36,759	350	3.81%	63,580	702	4.42%
Interest bearing deposits in banks	59,418	19	0.13%	1,443	4	1.11%
Federal funds sold	49,670	15	0.12%	8,122	43	2.12%
Total interest
earning assets	921,692	10,999	4.77%	845,779	14,524	6.87%

Cash and due from banks	26,182			6,354
Premises and equipment, net	7,392			7,755
Allowance for loan losses	(16,778)			(6,329)
Other assets	37,407			29,352
Total Assets	$ 975,895			$ 882,911

Interest bearing liabilities:
Deposits	$ 802,738	$ 6,006	2.99%	$ 692,331	$ 6,825	3.94%
FHLB advances	50,011	423	3.38%	47,152	381	3.23%
Subordinated debt	8,248	89	4.32%	8,248	118	5.72%
Other borrowings	7,000	77	4.40%	7,000	74	4.23%
Total interest
bearing liabilities	867,997	6,595	3.04%	754,731	7,398	3.92%

Demand deposits	47,062			56,136
Accrued expenses and
other liabilities	3,822			4,455
Shareholders' equity	57,014			67,589
Total liabilities and equity	$ 975,895			$ 882,911

Net interest income		$ 4,404			$ 7,126
Interest margin			1.91%			3.37%
Interest spread			1.73%			2.95%

	Six months ended June 30,
		2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$ 792,495	$ 22,390	5.65%	$ 747,691	$ 27,097	7.25%
Investments	46,073	922	4.00%	72,721	1,623	4.46%
Interest bearing deposits in banks	31,099	19	0.12%	994	6	1.21%
Federal funds sold	41,978	27	0.13%	7,443	97	2.61%
Total interest
earning assets	911,645	23,358	5.12%	828,849	28,823	6.95%

Cash and due from banks	21,425			6,158
Premises and equipment, net	7,510			7,701
Allowance for loan losses	(16,715)			(6,083)
Other assets	34,006			29,074
Total Assets	$ 957,871			$ 865,699

Interest bearing liabilities:
Deposits	$ 783,287	$ 12,249	3.13%	$ 683,302	$ 14,434	4.22%
FHLB advances	50,005	842	3.37%	40,911	682	3.33%
Subordinated debt	8,248	182	4.41%	8,248	278	6.74%
Other borrowings	7,000	153	4.37%	7,008	154	4.39%
Total interest
bearing liabilities	848,540	13,426	3.16%	739,469	15,548	4.21%

Demand deposits	46,952			53,548
Accrued expenses and
other liabilities	4,394			5,134
Shareholders' equity	57,985			67,548
Total liabilities and equity	$ 957,871			$ 865,699

Net interest income		$ 9,932			$ 13,275
Interest margin			2.18%			3.20%
Interest spread			1.96%			2.74%

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

	Three months ended June 30,			Six months ended June 30,
	2009 vs 2008			2009 vs 2008
	Increase (decrease) in Interest			Increase (decrease) in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$ 57	$ (3,217)	$ (3,160)	$ 1,549	$ (6,256)	$ (4,707)
Investments	(265)	(87)	(352)	(547)	(154)	(701)
Interest bearing deposits in banks	22	(7)	15	22	(9)	13
Federal funds sold	45	(73)	(28)	95	(165)	(70)
Total interest
earning assets	(141)	(3,384)	(3,525)	1,119	(6,584)	(5,465)

Interest bearing liabilities:
Deposits	$ 983	$ (1,802)	$ (819)	$ 1,903	$ (4,088)	$ (2,185)
FHLB advances	22	20	42	150	10	160
Subordinated debt	-	(29)	(29)	-	(96)	(96)
Other borrowings	-	3	3	-	(1)	(1)
Total interest
bearing liabilities	1,005	(1,808)	(803)	2,053	(4,175)	(2,122)

Net interest income	$ (1,146)	$ (1,576)	$ (2,722)	$ (934)	$ (2,409)	$ (3,343)

For the quarter ended June 30, 2009, an increase in average interest earning assets of $75.9 million, or 9%, was offset by a decrease in the yield on earning assets, resulting in interest income for Bancorp of $11.0 million as compared to $14.5 million for the same period in 2008.  Interest and fees on loans decreased $3.2 million, or 23%, from $13.8 million for the quarter ended June 30, 2008 to $10.6 million for the quarter ended June 30, 2009. This decrease is primarily the result of a significant increase in the level of non-accrual loans and a considerable decrease in average interest rates.  When compared to the same period last year, interest income on investments decreased primarily due to a decline in the average balance of investments resulting from the sale of investment securities, redemption of money market preferred equity securities, principal payments on mortgage-backed securities and the redemption or call of securities.  Interest income on federal funds sold and interest-bearing deposits in banks decreased by $13,000, or 28%, as a result of significant declines in rates on Federal Funds Sold and other short-term assets, which was partially offset by a substantial increase in average balances.

Total interest expense for the quarter ended June 30, 2009 of $6.6 million represents a decrease of $803,000, or 11%, as compared to interest expense of $7.4 million for the same period last year.  This decrease in interest expense is primarily reflective of a decrease in interest rates partially offset by higher average balances of interest-bearing liabilities of $113.3 million or 15%.  Although average balances of deposit accounts increased $110.4 million, or 16%, significantly lower interest rates resulted in a decrease in interest expense of $819,000.  Average FHLB advances increased $2.9 million, resulting in a corresponding increase of $42,000 in interest expense on FHLB advances.  The decrease in the index to which the junior subordinated debt interest rate is tied resulted in a decline in interest expense of $29,000, or 25%.

As a result of the above, Bancorp’s net interest income decreased $2.7 million, or 38%, to $4.4 million for the three months ended June 30, 2009 as compared to $7.1 million for the same period last year.  The net interest margin for the three months ended June 30, 2009 was 1.91% as compared to 3.37% for the three months ended June 30, 2008.

For the three months ended June 30, 2009, Bancorp had an annualized return(loss) on average equity (“ROE”) of (32.53%) and an annualized return(loss) on average assets (“ROA”) of (1.90%).  The comparable ratios for the three months ended June 30, 2008 were an annualized ROE of 2.34% and an annualized ROA of 0.18%.

Interest and dividend income was $23.4 million for the six months ended June 30, 2009, which represents a decrease of $5.5 million, or 19%, as compared to interest and dividend income of $28.8 million for the same period last year.  This decrease was due primarily to a significant increase in the level of non-accrual loans and a sizeable decrease in the yield on loans.  This was combined with a decrease in interest rates and average balances on investment securities.

For the six months ended June 30, 2009, total interest expense decreased $2.1 million, or 14%, to $13.4 million from $15.5 million for the six months ended June 30, 2008.  This decrease in interest expense was due to the above-mentioned reasons.

As a result of the above, net interest income decreased $3.3 million, or 25%, for the six months ended June 30, 2009 to $9.9 million as compared to $13.3 million at June 30, 2008.  The net interest margin for the six months ended June 30, 2009 was 2.18% as compared to 3.20% for the six months ended June 30, 2008.

For the six months ended June 30, 2009, Bancorp had an annualized ROE of (19.78%) and an ROA of (1.20%).  The comparable ratios for the six months ended June 30, 2008 were an annualized ROE of 1.62% and an annualized ROA of 0.13%.  Performance ratios for the second quarter of 2009 are not necessarily indicative of the results to be had for the remainder of the year.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the three months ended June 30, 2009 was $6.0 million as compared to $1.1 million for the three months ended June 30, 2008.  The provision for loan losses for the six months ended June 30, 2009 was $7.6 million as compared to $1.5 million for the six months ended June 30, 2008.  Additionally, during the six months ended ended June 30, 2009, management charged-off $7.3 million related to specific collateral dependent impaired loans included in non-accruing loans.  The increased provision for this quarter was based upon management’s assessment of the impact changes in the national, regional and local economic and business conditions have had on Bancorp’s loan portfolio.  The impact of the major displacement in the national and global credit markets is reflected in the provision.  The secondary mortgage market continues to be impacted by economic events.  These macro issues have also impacted local real estate markets.  While the marketing time of local real estate has also expanded and prices have declined, in general Bancorp continues to maintain conservative loan to value ratios within its construction loan portfolio.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Noninterest income

Noninterest income decreased $94,000 from $761,000 for the quarter ended June 30, 2008 to $667,000 for the quarter ended June 30, 2009.  Declining interest rates resulted in a decrease in earnings on the Bank-owned life insurance, which generated income of $191,000 for the quarter ended June 30, 2009 as compared to $258,000 for the quarter ended June 30, 2008.  The assets of the Bank-owned life insurance are invested in a separate account arrangement with a single insurance company, which consists primarily of government sponsored agency mortgage-backed securities.  This insurance company is currently rated AA by Standard & Poor’s and Aa3 by Moody’s.  A decrease in the volume of loans placed with outside investors resulted in a decline in mortgage brokerage and referral fee income of $17,000, or 17%.  Loan origination and processing fees for the three months ended June 30, 2009 decreased $13,000, or 20%, as compared to the same period last year.  This decrease was primarily due to a decline in loan application fees and loan documentation preparation fees.

For the six months ended June 30, 2009, non-interest income increased $174,000, or 12%, to $1.7 million as compared to $1.5 million for the six months ended June 30, 2008.  This increase is primarily due to the gain of $434,000 on the sale of six government sponsored agency mortgage-backed securities, which was partially offset by the declines mentioned above.

Noninterest expenses

Noninterest expenses increased $1.0 million, or 17%, to $7.4 million for the quarter ended June 30, 2009 from $6.4 million for the quarter ended June 30, 2008.  Salaries and benefits expense decreased $427,000 for the quarter ended June 30, 2009 from the same period last year due primarily to a decline in lending commissions and accruals for performance related sales and incentive compensation and bonus programs.  Occupancy and equipment expense, net, increased $100,000, or 8%, to $1.4 million for the quarter ended June 30, 2009 from $1.3 million for the quarter ended June 30, 2008, mainly due to the leasing of additional administrative and operational office space.  Data processing and other outside services increased $394,000 from $458,000 for the quarter ended June 30, 2008, to $852,000 for the quarter ended June 30, 2009.  This is due to an increase in consulting fees.  Fees for professional services, which are comprised primarily of audit and accounting and legal services, increased $358,000 to $587,000 for the quarter ended June 30, 2009 from $230,000 for the quarter ended June 30, 2008.  Regulatory assessment fees increased $728,000, or 374%,  to $922,000 for the quarter ended June 30, 2009 from $194,000 for the quarter ended June 30, 2008, primarily due to the increase in FDIC assessment rates and a special assessment charge of $453,000 that is based on the Bank’s Tier 1 capital and total assets.

For the six months ended June 30, 2009, non-interest expenses increased $1.2 million, or 9%, to $13.8 million from $12.6 million for the same period in 2008.  Salaries and benefits decreased $747,000 to $5.9 million.  Occupancy and equipment expense, net, increased $209,000 to $2.8 million.  Data processing and other outside services increased $404,000 to $1.3 million mainly due to an increase in consulting fees.  Regulatory assessment fees increased $838,000 to $1.2 million from $364,000 for the same period in 2008.  The reasons for these variances are the same as those cited above.

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

Bancorp recorded an income tax benefit of $3.7 million for the quarter ended June 30, 2009 as compared to income tax expense of $53,000 for the quarter ended June 30, 2008.  The effective tax rates for the three months ended June 30, 2009 and June 30, 2008 were 44% and 12%, respectively.  The change in effective tax rates is primarily due to the net loss that

Bancorp incurred during the first six months of 2009, which is due to an increased level of non-accrual loans and higher loan loss provisions.  These issues, along with projected changes in net income and permanent differences for 2009, factor into the large difference in effective tax rates.

For the six months ended June 30, 2009, Bancorp recorded an income tax benefit of $4.0 million as compared to income tax expense of $105,000 for the six months ended June 30, 2008.  The effective tax rates for the six months ended June 30, 2009 and June 30, 2008 were 41% and 16%, respectively, and are based on Bancorp’s annual projections for the year.  The change in effective tax rates is primarily due to the net loss that Bancorp incurred during the first six months of 2009, which is due to an increased level of non-accrual loans and higher loan loss provisions.  These issues, along with projected changes in net income and permanent differences for 2009, factor into the large difference in effective tax rates.

Liquidity

Bancorp's liquidity ratio was 21% and 9% at June 30, 2009 and June 30, 2008, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets:  cash and due from banks, federal funds sold, short term investments and available-for-sale securities.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio.  Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

Capital

The following table illustrates Bancorp’s regulatory capital ratios at June 30, 2009 and December 31, 2008 respectively:

	June 30, 2009	December 31, 2008
Total Risk-based Capital	10.22%	10.27%
Tier 1 Risk-based Capital	8.95%	9.01%
Leverage Capital	6.08%	7.23%

The following table illustrates the Bank’s regulatory capital ratios at June 30, 2009 and December 31, 2008 respectively:

	June 30, 2009	December 31, 2008
Total Risk-based Capital	10.20%	10.22%
Tier 1 Risk-based Capital	8.93%	8.96%
Leverage Capital	6.07%	7.19%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  Based on the above ratios, the Bank is considered to be “well capitalized” at June 30, 2009 under applicable regulations.  To be considered “well-capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain its “well-capitalized” classification.  Management’s strategic and capital plans contemplate various alternatives to raise additional capital to support and strengthen the Bank’s capital levels.  Bancorp has engaged Sandler O’Neill to assist the Bank in this process.  There can be no assurance that Bancorp will succeed in this endeavor.  Based upon current information, however, Bancorp expects to be able to report further on these efforts prior to the end of the third quarter.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation.  The calculations use projected repricings of assets and liabilities at June 30, 2009 and December 31, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	June 30,	December 31,
	Points	Risk Guidelines	2009	2008

GAP percentage total		+/- 10%	6.25%	2.51%
Net interest income	200	+/- 10%	-4.62%	-1.32%
	-200	+/- 10%	0.98%	-0.54%
Net portfolio value	200	+/- 20%	-14.37%	-12.48%
	-200	+/- 20%	0.59%	5.40%

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

Net Interest Income and Economic Value
Summary Performance

June 30, 2009
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	27,607	(1,337)	-4.62%	49,479	(8,305)	-14.37%
+ 100	28,253	(691)	-2.39%	53,721	(4,063)	-7.03%
BASE	28,944			57,784
- 100	29,334	390	1.35%	58,850	1,066	1.84%
- 200	29,228	284	0.98%	58,125	341	0.59%

December 31, 2008
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	22,609	(302)	-1.32%	67,804	(9,668)	-12.48%
+ 100	22,745	(166)	-0.73%	72,462	(5,010)	-6.47%
BASE	22,911			77,472
- 100	22,927	16	0.07%	80,422	2,950	3.81%
- 200	22,788	(123)	-0.54%	81,658	4,186	5.40%

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1A:     Risk Factors

During the three months ended June 30, 2009, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2:         Unregistered Sales of Equity Securities and Use of Proceeds

(a)
On June 19, 2009, the Company issued 19,318 shares of its common stock to its six outside directors. Pursuant to a policy adopted by the Board of Directors, outside directors serving on the board receive an annual award of the Company’s common stock at each year’s annual meeting valued at $10,000 based on the last reported sale price on the trading day immediately preceding the Annual Meeting.  The award is prorated for directors who have served less than a full year.  The shares have not been registered under the Securities Act of 1933 and therefore were issued in a private placement transaction exempt from registration under Section 4(2) of the Securities Act.

For purposes of this transaction, the Company shares were valued at $2.89 per share, for a total value of $55,833.

(b)	Not applicable

(c)	Not applicable

(d)	Not applicable

Item 4:       Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders (the “Annual Meeting”) of Patriot National Bancorp, Inc was held on June 17, 2009.

(b)	Not applicable pursuant to Instruction 3 to Item 4 of Part II of Form 10-Q.

(c)	The following is a brief description of the matters voted upon at the Annual Meeting and the number of votes cast for, against or withheld as well as the number of abstentions to each such matter:

     (i)   The election of ten directors for the ensuing year:

		Withheld
		Authority to
	For	Vote For
Angelo De Caro	3,958,536	259,091
John J. Ferguson	3,980,805	236,822
Brian A. Fitzgerald	4,009,051	208,576
John A. Geoghegan	4,003,982	213,645
L. Morris Glucksman	4,003,922	213,705
Charles F. Howell	3,980,805	236,822
Michael F. Intrieri	4,000,813	216,814
Robert F. O’Connell	3,980,805	236,822
Raymond B. Smyth	4,026,651	190,976
Philip W. Wolford	4,021,091	196,536

There were no abstentions or broker non-votes for any of the nominees.

(ii)	The consideration of a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for Bancorp for the year ending December 31, 2009.

For	Against	Abstain
4,162,291	53,786	1,600

(d)	Not applicable.

Item 6:	Exhibits

No.	Description

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

August 7, 2009