Form 10-Q
period 2009-09-30
PATRIOT NATIONAL BANCORP INC
filed 2009-11-09
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Common stock, $2.00 par value per share, 4,762,727 shares outstanding as of the close of business October 31, 2009.

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4.	Controls and Procedures	53

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	55

Item 6.	Exhibits	55

PART I - FINANCIAL INFORMATION

Item 1:     Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$ 2,469,273	$ 3,045,708
Interest bearing deposits	150,522,285	1,240,525
Federal funds sold	-	20,000,000
Short term investments	203,376	316,518
Cash and cash equivalents	153,194,934	24,602,751

Available for sale securities (at fair value)	31,917,772	51,979,677
Federal Reserve Bank stock	1,914,700	1,913,200
Federal Home Loan Bank stock	4,508,300	4,508,300
Loans receivable (net of allowance for loan losses: 2009 $17,651,755;
2008 $16,247,070)	702,307,916	788,568,687
Accrued interest and dividends receivable	3,486,111	4,556,755
Premises and equipment, net	6,999,528	7,948,501
Deferred tax asset, net	-	8,680,075
Intangible assets	73,305	85,896
Cash surrender value of life insurance	19,694,365	19,135,105
Other real estate owned	7,715,600	-
Other assets	5,625,248	1,380,031
Total assets	$ 937,437,779	$ 913,358,978

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$ 48,053,616	$ 50,194,400
Interest bearing deposits	780,999,316	734,626,951
Total deposits	829,052,932	784,821,351
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	50,000,000	50,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	3,482,453	4,515,483
Total liabilities	897,783,385	854,584,834

Shareholders' equity
Preferred stock: 1,000,000 shares authorized; no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; shares issued 2009 4,774,432; outstanding 4,762,727; shares issued 2008
4,755,114; outstanding 4,743,409	9,548,864	9,510,228
Additional paid in capital	49,651,534	49,634,337
Accumulated deficit	(19,790,260)	(119,886)
Less Treasury stock at cost: 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive income(loss) - net unrealized
gain (loss) on available for sale securities, net of taxes	404,281	(90,510)
Total shareholders' equity	39,654,394	58,774,144
Total liabilities and shareholders' equity	$ 937,437,779	$ 913,358,978

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and Dividend Income
Interest and fees on loans	$ 9,558,338	$ 12,685,086	$ 31,948,530	$ 39,782,456
Interest and dividends on investment securities	339,927	758,192	1,261,099	2,379,517
Interest on interest bearing deposits in banks	78,862	1,584	98,254	7,855
Interest on federal funds sold	6,805	28,303	34,246	125,550
Total interest and dividend income	9,983,932	13,473,165	33,342,129	42,295,378

Interest Expense
Interest on deposits	5,400,341	5,585,521	17,649,135	20,020,142
Interest on Federal Home Loan Bank borrowings	428,183	583,203	1,270,527	1,265,176
Interest on subordinated debt	77,645	123,767	259,904	401,664
Interest on other borrowings	77,772	77,772	230,780	231,625
Total interest expense	5,983,941	6,370,263	19,410,346	21,918,607

Net interest income	3,999,991	7,102,902	13,931,783	20,376,771

Provision for Loan Losses	1,453,000	3,000,000	9,009,000	4,545,000

Net interest income after
provision for loan losses	2,546,991	4,102,902	4,922,783	15,831,771

Noninterest Income
Mortgage brokerage referral fees	34,070	56,110	116,252	206,670
Loan origination & processing fees	48,772	75,881	172,676	247,004
Fees and service charges	257,306	245,766	751,704	750,664
Loss on impaired investment security	-	(1,050,000)	-	(1,050,000)
Gain on sale of investment securities	-	-	434,333	-
Earnings on cash surrender value of life insurance	179,240	237,235	559,260	726,968
Other income	98,319	131,444	272,734	329,882
Total noninterest income (loss)	617,707	(303,564)	2,306,959	1,211,188

Noninterest Expenses
Salaries and benefits	2,946,743	3,006,518	8,863,928	9,670,358
Occupancy and equipment expense, net	1,374,719	1,356,155	4,088,569	3,841,503
Data processing and other outside services	721,175	250,344	2,050,215	1,338,257
Professional services	637,629	247,493	1,787,534	700,638
Advertising and promotional expenses	91,157	189,669	161,914	618,839
Loan administration and processing expenses	138,991	77,217	408,210	197,533
Regulatory assessments	663,365	191,103	1,865,092	554,909
Other real estate operations	134,646	-	134,646	-
Other noninterest expenses	826,921	677,921	1,928,100	1,666,807
Total noninterest expenses	7,535,346	5,996,420	21,288,208	18,588,844

Loss before income taxes	(4,370,648)	(2,197,082)	(14,058,466)	(1,545,885)

Provision (Benefit) for Income Taxes	9,565,000	(288,000)	5,611,000	(183,000)

Net loss	$ (13,935,648)	$ (1,909,082)	$ (19,669,466)	$ (1,362,885)

Basic (loss) per share	$ (2.93)	$ (0.40)	$ (4.14)	$ (0.29)

Diluted (loss) per share	$ (2.93)	$ (0.40)	$ (4.14)	$ (0.29)

Dividends per share	$ -	$ 0.045	$ -	$ 0.135

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$ (13,935,648)	$ (1,909,082)	$ (19,669,466)	$ (1,362,885)

Unrealized holding gains on securities:
Unrealized holding gains arising during
the period, net of taxes	94,558	69,425	494,791	152,240

Comprehensive loss	$ (13,841,090)	$ (1,839,657)	$ (19,174,675)	$ (1,210,645)

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Retained		Accumulated
			Additional	Earnings		Other
	Number of	Common	Paid-In	(Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit)	Stock	Income (Loss)	Total

Nine months ended September 30, 2008

Balance at December 31, 2007	4,746,844	$ 9,493,688	$ 49,549,119	$ 7,846,060	$ -	$ (53,500)	$ 66,835,367

Comprehensive income
Net loss	-	-	-	(1,362,885)	-	-	(1,362,885)
Unrealized holding gain on available for
sale securities, net of taxes	-	-	-	-		152,240	152,240
Total comprehensive loss							(1,210,645)

Issuance of common stock
Stock options exercised	5,000	10,000	40,550				50,550
Stock issued to directors	3,270	6,540	43,392				49,932
							100,482

Treasury Strock
Stock purchased under buyback					(138,235)		(138,235)

Dividends	-	-	-	(640,887)		-	(640,887)

Balance, September 30, 2008	4,755,114	$ 9,510,228	$ 49,633,061	$ 5,842,288	$ (138,235)	$ 98,740	$ 64,946,082

Nine months ended September 30, 2009

Balance at December 31, 2008	4,743,409	$ 9,510,228	$ 49,634,337	$ (119,886)	$ (160,025)	$ (90,510)	$ 58,774,144

Comprehensive loss
Net loss	-	-	-	(19,669,466)	-	-	(19,669,466)
Unrealized holding gain on available
for sale securities, net of taxes	-	-	-	-	-	494,791	494,791
Total comprehensive loss							(19,174,675)

Issuance of common stock
Stock issued to directors	19,318	38,636	17,197	-	-	-	55,833

Dividends	-	-	-	(908)	-	-	(908)

Balance, September 30, 2009	4,762,727	$ 9,548,864	$ 49,651,534	$ (19,790,260)	$ (160,025)	$ 404,281	$ 39,654,394

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$ (19,669,466)	$ (1,362,885)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Amortization and accretion of investment premiums and discounts, net	101,743	114,453
Provision for loan losses	9,009,000	4,545,000
Loss on impaired investment security	-	1,050,000
Gain on sale of investment securities	(434,333)	-
Amortization of core deposit intangible	12,591	13,266
Earnings on cash surrender value of life insurance	(559,260)	(726,968)
Depreciation and amortization	1,242,948	1,197,200
Loss on disposal of bank premises and equipment	156	46
Payment of fees to directors in common stock	55,833	49,932
Deferred income taxes	8,624,602	(1,474,368)
Changes in assets and liabilities:
Decrease in deferred loan fees	(679,708)	(553,329)
Decrease (increase) in accrued interest and dividends receivable	1,070,644	(115,410)
Increase in other assets	(4,245,217)	(427,277)
Decrease in accrued expenses and other liabilities	(1,067,361)	(1,923,735)
Net cash (used in) provided by operating activities	(6,537,828)	385,925

Cash Flows from Investing Activities:
Purchases of available for sale securities	(14,524,178)	(18,366,036)
Proceeds from sales of available for sale securities	19,852,541	-
Principal repayments on available for sale securities	4,864,181	19,688,086
Proceeds from calls and redemptions of available for sale securities	11,000,000	9,000,000
Purchases of Federal Reserve Bank Stock	(1,500)	(1,500)
Purchases of Federal Home Loan Bank Stock	-	(1,852,200)
Net decrease (increase) in loans	70,215,878	(108,699,558)
Purchase of bank premises and equipment	(294,131)	(994,195)
Net cash provided by (used in) investing activities	91,112,791	(101,225,403)

Cash Flows from Financing Activities:
Net increase in demand, savings and money market deposits	55,477,476	36,398,254
Net (decrease) increase in time certificates of deposits	(11,245,895)	23,145,738
Net proceeds from FHLB borrowings	-	41,500,000
Proceeds from issuance of common stock	-	50,550
Payments under stock buyback program	-	(138,235)
Dividends paid on common stock	(214,361)	(641,422)
Net cash provided by financing activities	44,017,220	100,314,885

Net increase (decrease) in cash and cash equivalents	128,592,183	(524,593)

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

Nine Months Ended
September 30,
	2009	2008

Cash and Cash Equivalents:
Beginning	24,602,751	14,011,914

Ending	$ 153,194,934	$ 13,487,321

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$ 19,313,572	$ 21,741,157

Income taxes	$ 1,379,195	$ 1,231,245

Supplemental disclosures of noncash investing and financing activities:

Unrealized holding gain on available for sale
securities arising during the period	$ 798,048	$ 245,548

Transfer of loans to other real estate owned	$ 7,715,600	$ -

Dividends declared on common stock	$ -	$ 213,073

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for the remainder of 2009.

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.  Such reclassifications had no effect on net income.

In May 2009, the FASB issued a new standard entitled Subsequent Events.  This standard provides guidance on principles and requirements for subsequent events.  The guidance sets forth:  1) the period after the balance sheet date during which the management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  Two types of subsequent events require consideration by management: (a) recognized subsequent events; and (b) non-recognized subsequent events.  Recognized subsequent events consist of those events or transactions that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events consist of those events that provide evidence with respect to conditions that did not exist at the date of the balance sheet, but arose subsequent to that date.  This statement is effective for interim or annual financial periods ending after June 15, 2009.  Bancorp has evaluated subsequent events through the date of November 9, 2009.  No material subsequent events occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

Note 2:     Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at September 30, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2009:

U. S. Government Agency bonds	$ 5,178,165	$ -	$ (28,165)	$ 5,150,000
U. S. Government Agency and sponsored
agency mortgage-backed securities	23,204,701	203,798	(43,481)	23,365,018
Money market preferred equity securities	2,882,840	519,914	-	3,402,754
Total Available-for-Sale Securities	$ 31,265,706	$ 723,712	$ (71,646)	$ 31,917,772

December 31, 2008:

U. S. Government sponsored agency
obligations	$ 10,000,000	$ 102,248	$ -	$ 10,102,248
U. S. Government Agency and sponsored
agency mortgage-backed securities	38,246,799	231,766	(479,996)	37,998,569
Money market preferred equity securities	3,878,860	-	-	3,878,860
Total Available-for-Sale Securities	$ 52,125,659	$ 334,014	$ (479,996)	$ 51,979,677

The following table presents the gross unrealized loss and fair value of the Company’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at September 30, 2009 and December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2009:

U. S. Government Agency bonds	$5,150,000	$(28,165)	$-	$-	$5,150,000	$(28,165)
Mortgage-backed securities	4,547,486	(22,932)	2,075,074	(20,548)	6,622,560	(43,481)
Totals	$9,697,486	$(51,097)	$2,075,074	$(20,548)	$11,772,560	$(71,646)

December 31, 2008:

Mortgage-backed securities	$14,593,894	$(317,703)	$5,527,631	$(162,293)	$20,121,525	$(479,996)

At September 30, 2009, gross unrealized holding gains and gross unrealized holding losses on available-for-sale securities totaled $723,712 and $71,646, respectively.  Of the securities with unrealized losses, there are four U. S. Government Agency and sponsored agency mortgage-backed securities that have unrealized losses for a period in excess of twelve months, with a combined current unrealized loss of $20,548.

At September 30, 2009, fourteen securities had unrealized losses with aggregate depreciation of 0.7% from the amortized cost.  There were no securities with unrealized losses greater than 5% of amortized cost.  At December 31, 2008, thirty-two securities had unrealized losses with aggregate depreciation of 2.3% from the amortized cost.  There was one security with unrealized losses greater than 5% of amortized cost.

Management does not believe that any of the unrealized losses related to U.S. Government Agency bonds and mortgage-backed securities issued by U.S. Government Agencies and sponsored agencies are other-than-temporary since they are the result of changes in the interest rate environment.  Bancorp has both the intent and the ability to hold these securities until maturity, if necessary, and intends to hold these securities until fair value recovery.

The amortized cost and fair value of available for sale debt securities at September 30, 2009 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
September 30, 2009:
Maturity:
> 5 years	$ 5,178,165	$ 5,150,000
Mortgage-backed securities	23,204,701	23,365,018
Total	$ 28,382,866	$ 28,515,018

Note 3:     Allowance for Loan Losses and Impaired Loans

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars)	2009	2008	2009	2008

Balance at beginning of period	$ 16,564,668	$ 7,217,619	$ 16,247,070	$ 5,672,619
Provision for loan losses	1,453,000	3,000,000	9,009,000	4,545,000
Charge-offs	(474,913)	(716,225)	(7,786,345)	(716,225)
Recoveries	109,000	754	182,030	754
Balance at end of period	$ 17,651,755	$ 9,502,148	$ 17,651,755	$ 9,502,148

At September 30, 2009 and December 31, 2008, the unpaid balances of loans delinquent 90 days or more and still accruing were $4.6 million and $337,000, respectively.  These loans have matured and are either in the process of being renewed or awaiting payoff in full.

The unpaid principal balances of loans on nonaccrual status and considered impaired were $137.9 million at September 30, 2009 and $80.2 million at December 31, 2008.  If nonaccrual loans had been performing in accordance with their original terms, Bancorp would have recorded approximately $2.2 million of additional income during the quarter ended September 30, 2009 and $1.2 million during the quarter ended September 30, 2008.  If nonaccrual loans had been performing in accordance with their original terms, Bancorp would have recorded approximately $5.0 million of additional income for the nine months ended September 30, 2009 and $1.3 million during the nine months ended September 30, 2008.

The following information relates to impaired loans at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Impaired loans receivable for which there is a
related allowance for credit losses	$ 48,979,155	$ 42,535,777

Impaired loans receivable for which there is no
related allowance for credit losses	$ 88,949,520	$ 37,620,136

Allowance for credit losses related to impaired loans	$ 6,730,503	$ 4,211,954

For the three months ended September 30, 2009 and 2008, the interest income collected and recognized on impaired loans was $327,000 and $22,000, respectively.  For the nine months ended September 30, 2009 and 2008, the interest income collected and recognized on impaired loans was $624,000 and $85,000, respectively.

At September 30, 2009, there were 10 loans totaling $15.1 million that were considered “troubled debt restructurings,” all of which are included in non-accrual loans, as compared to December 31, 2008 when there were 11 loans totaling $16.7 million, of which $12.4 million were included in non-accrual loans.

Note 4:     Income (loss) per share

Bancorp is required to present basic income (loss) per share and diluted income (loss) per share in its consolidated statements of operations.  Basic income per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted income (loss) per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by Bancorp relate to outstanding stock options and are determined using the treasury stock method.  Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted loss per share.

The following is information about the computation of loss per share for the three and nine months ended September 30, 2009 and 2008.  For the three and nine months ended September 30, 2009 and 2008, because net losses were incurred, any dilutive common shares are not included in the calculations of loss per share because they would be antidilutive.

Three months ended September 30, 2009

	Net Loss	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$ (13,935,648)	4,762,727	$(2.93)

Three months ended September 30, 2008

	Net Loss	Shares	Amount
Basic Loss Per Share
Loss attributable to common shareholders	$ (1,909,082)	4,749,534	$(0.40)

Nine months ended September 30, 2009

	Net Loss	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$ (19,669,466)	4,750,768	$(4.14)

Nine months ended September 30, 2008

	Net Loss	Shares	Amount
Basic Loss Per Share
Loss attributable to common shareholders	$ (1,362,885)	4,750,584	$(0.29)

Note 5:     Other Comprehensive Income (Loss)

Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gains
arising during the period	$ 152,512	$ (57,954)	$ 94,558	$ 1,232,381	$ (468,304)	$ 764,077

Reclassification adjustment
for gains recognized in income	-	-	-	(434,333)	165,047	(269,286)

Unrealized holding gains (losses)
on available for sale securities,
net of taxes	$ 152,512	$ (57,954)	$ 94,558	$ 798,048	$ (303,257)	$ 494,791

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding losses
arising during the period	$ (938,024)	$ 361,449	$ (576,575)	$ (804,452)	$ 310,692	$ (493,760)

Reclassification adjustment
for losses recognized in income	1,050,000	(404,000)	646,000	1,050,000	(404,000)	646,000

Unrealized holding gains
on available for sale securities,
net of taxes	$ 111,976	$ (42,551)	$ 69,425	$ 245,548	$ (93,308)	$ 152,240

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

Financial instruments whose contractual amounts represent credit risk are as follows at September 30, 2009:

Commitments to extend credit:
Future loan commitments	$ 8,078,229
Unused lines of credit	37,595,049
Undisbursed construction loans	30,711,543
Financial standby letters of credit	1,231,600
$ 77,616,421

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception.  No liability related to guarantees was required to be recorded at September 30, 2009.

Note 7:     Income Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  Management has reviewed the deferred tax position of Bancorp at September 30, 2009.  The deferred tax position has been affected by several significant transactions in the past three years.  These transactions included continued provision for loan losses, the increasing levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, Bancorp is in a cumulative net loss position at September 30, 2009, and under the applicable accounting guidance, can no longer support the deferred tax asset based on future profit projections, and accordingly has established a full valuation allowance totaling $12.2 million against its net deferred tax asset at September 30, 2009, of which $11.4 million was recorded in the quarter ended September 30, 2009.  The valuation allowance will be analyzed quarterly for changes affecting the deferred tax asset.  Once Bancorp generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

The following table is a summary of Bancorp’s deferred tax asset at the dates shown:

	September 30,	December 31,
	2009	2008

Deferred Tax Asset	$ 12,204,000	$ 9,504,075
Valuation Allowance	(12,204,000)	(824,000)
Net Deferred Tax Asset	$ -	$ 8,680,075

Bancorp recorded an income tax provision of $9.6 million for the quarter ended September 30, 2009 as compared to an income tax benefit of $288,000 for the quarter ended September 30, 2008.  The effective tax rates for the three months ended September 30, 2009 and September 30, 2008 were 219% and 13%, respectively.  The change in effective tax rates is primarily due to the recording of the valuation allowance described above.

For the nine months ended September 30, 2009, Bancorp recorded an income tax provision of $5.6 million as compared to an income tax benefit of $183,000 for the nine months ended September 30, 2008.  The effective tax rates for the nine months ended September 30, 2009 and September 30, 2008 were 40% and 12%, respectively, and the change in effective tax rate is for the reason cited above.

Note 8:     Fair Value of Financial Instruments and Interest Rate Risk

Effective January 1, 2008, Bancorp adopted the provisions of a standard issued by the Financial Accounting Standards Board (FASB) entitled “Fair Value Measurements," for financial assets and financial liabilities.  Effective January 1, 2009, Bancorp adopted a staff position entitled "Effective Date of FASB Statement No. 157," for non-financial assets and non-financial liabilities.  These standards define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements.

The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

The standard requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, the standard establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial instruments only disclosed at fair value is set forth below.

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

Other Real Estate Owned:  The fair values of Bancorp’s other real estate owned properties (“OREO”) are based on the estimated current property valuations less estimated disposition costs.  When the fair value is based on current observable appraised values, OREO is classified within Level 2.  Bancorp classifies the OREO within Level 3 when unobservable adjustments are made to appraised values.  Bancorp does not record other real estate owned at fair value on a recurring basis.

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

Short-term borrowings:  The carrying amounts of borrowings under short-term repurchase agreements and other short-term borrowings maturing within 90 days approximate their fair values.  Bancorp does not record short-term borrowings at fair value on a recurring basis.

Junior Subordinated Debt:  Junior subordinated debt reprices quarterly and as a result the carrying amount is considered a reasonable estimate of fair value.

Federal Home Loan Bank Borrowings:  The fair value of the advances is estimated using a discounted cash flow calculation that applies current Federal Home Loan Bank interest rates for advances of similar maturity to a schedule of maturities of such advances.  Bancorp does not record these borrowings at fair value on a recurring basis.

Other Borrowings:  The fair values of longer term borrowings and fixed rate repurchase agreements are estimated using a discounted cash flow calculation that applies current interest rates for transactions of similar maturity to a schedule of maturities of such transactions.  Bancorp does not record these borrowings at fair value on a recurring basis.

Off-balance sheet instruments:  Fair values for Bancorp’s off-balance-sheet instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Bancorp does not record its off-balance-sheet instruments at fair value on a recurring basis.

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
September 30, 2009	(Level 1)	(Level 2)	(Level 3)	September 30, 2009

Securities available for sale	$ -	$ 31,917,772	$ -	$ 31,917,772

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2008	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Securities available for sale	$ -	$ 51,979,677	$ -	$ 51,979,677

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table reflects financial assets measured at fair value on a non-recurring basis as of September 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
September 30, 2009	(Level 1)	(Level 2)	(Level 3)	September 30, 2009

Impaired Loans (1)	$ -	$ -	$ 125,528,450	$ 125,528,450

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2008	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Impaired Loans (1)	$ -	$ -	$ 57,233,190	$ 57,233,190

(1)  Represents carrying value for which adjustments are based on the appraised value of the collateral.

Bancorp has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis as of September 30, 2009.

The following table summarizes non-financial assets measured at fair value on a non-recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2009

Other real estate owned	$ -	$ -	$ 7,715,600	$ 7,715,600

Generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  Certain financial instruments are excluded from the disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of Bancorp.

The estimated fair value amounts have been measured as of September 30, 2009 and December 31, 2008 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the recorded book balances and estimated fair values of Bancorp’s financial instruments at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Recorded		Recorded
	Book	Fair	Book	Fair
	Balance	Value	Balance	Value
Financial Assets:
Cash and noninterest bearing balances due from banks	$2,469	$2,469	$3,046	$3,046
Interest-bearing deposits due from banks	150,522	150,522	1,241	1,241
Federal funds sold	-	-	20,000	20,000
Short-term investments	203	203	317	317
Available-for-sale securities	31,918	31,918	51,980	51,980
Federal Reserve Bank stock	1,915	1,915	1,913	1,913
Federal Home Loan Bank stock	4,508	4,508	4,508	4,508
Loans receivable, net	702,308	696,084	788,569	795,938
Accrued interest receivable	3,486	3,486	4,557	4,557

Financial Liabilities:
Demand deposits	$48,054	$48,054	$50,194	$50,194
Savings deposits	64,324	64,324	46,040	46,040
Money market deposits	106,451	106,451	68,242	68,242
Negotiable orders of withdrawal	20,670	20,670	19,545	19,545
Time deposits	589,555	594,946	600,801	601,357
FHLB Borrowings	50,000	50,725	50,000	50,106
Repurchase agreements	7,000	7,791	7,000	8,365
Subordinated debentures	8,248	8,248	8,248	8,248
Accrued interest payable	590	590	493	493

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at September 30, 2009 and December 31, 2008.  The estimated fair value of fee income on letters of credit at September 30, 2009 and December 31, 2008 was insignificant.

Note 9:     Contingencies

On October 9, 2009, a complaint captioned PNBK Holdings LLC v. Patriot National Bancorp, Inc. and Patriot National Bank was filed in the United States District Court, Southern District of New York.  PNBK Holdings LLC is a newly formed Delaware entity created to be an investment vehicle for an investor group led by Michael A. Carrazza (collectively, “Carrazza”).

Earlier in 2009, Carrazza expressed interest in acquiring a controlling interest in Bancorp.  In late July 2009, Bancorp entered into a preliminary Letter of Intent with Carrazza which would result in additional capital of up to $50 million representing a substantial, controlling interest in Bancorp. The parties and Carrazza entered into extensive negotiations to memorialize the investment in the form of a definitive Securities Purchase Agreement (“SPA”).  On the evening of September 30, 2009 and before executing a SPA with Carrazza, Bancorp received an unsolicited written offer from another investment group to acquire a controlling interest in Bancorp.  This unsolicited offer was at a considerably higher price than the Carrazza offer, again for up to $50 million of additional capital in return for a significant, controlling interest.  The next day, October 1, 2009, the Board of Directors held a special meeting and consulted with its outside counsel and advisors to consider the unsolicited offer and to discuss the Carrazza proposal.  The Board of Directors determined in its fiduciary capacity that it should further analyze and evaluate the unsolicited offer.

The Carrazza lawsuit demands, among other things, that the court make a declaratory judgment that the parties entered into a binding and enforceable SPA.  Further, the lawsuit alleges that the Bank breached the SPA, by among other things: (a) improperly attempting to rescind the SPA after allegedly receiving a competing offer after the parties reached their agreement; (b) denying the existence of the SPA; (c) failing and refusing the deliver an executed copy of the SPA; (d) failing and refusing to permit PNBK Holdings access to information necessary for its work toward closing the transaction; and (e) violating the Exclusivity Provision in the SPA by entertaining competing proposals and inquiries concerning an acquisition of the Bank.

The Carrazza lawsuit seeks (a) a judgment declaring the parties entered into a binding and enforceable SPA; (b) an order for specific performance allowing PNBK Holdings to enforce the SPA and requiring the Bank to abide by the terms of the SPA; (c) a judgment in favor of PNBK Holdings awarding PNBK Holdings all of its compensatory damages in an amount to be determined at trial but presently calculated by PNBK Holdings to be not less than

$15,100,000; (d) to the extent of PNBK Holdings’ entitlement thereto under applicable law, a judgment providing for PNBK Holdings to recoup all of its costs and attorneys’ fees in prosecuting the action; and (e) a preliminary injunction enjoining the Bank from violating the Exclusivity Provision in the SPA and requiring the Bank to immediately disclose to PNBK Holdings all information and documents concerning any competing proposal or inquiries for a controlling investment in the Bank.

Carrazza also filed a complaint with the State of Connecticut Superior Court – Stamford Judicial District on October 9, 2009 captioned PNBK Holdings LLC and Michael A. Carrazza v. Patriot National Bancorp, Inc. and Patriot National  Bank alleging, among other things, breach of the Letter of Intent, including a breach by Bancorp of the Letter of Intent’s exclusivity provision.  The Carrazza complaint seeks (a) compensatory damages; (b) the break-up fee payable under certain circumstances under the Letter of Intent (an amount equal to $100,000 plus certain out-of-pocket due diligence expenses of Carrazza (estimated by Carrazza as set forth in the Carrazza complaint to be in excess of $700,000)); (c) attorneys’ fees and costs of the action brought by the Carrazza complaint; and (d) a pre-judgment attachment securing the eventual judgment in Carrazza’s favor.   In connection with this action, Carrazza has filed an application for a pre-judgment attachment order in the amount of at least $990,000 against the Company’s property.

Because these lawsuits were recently filed, management is unable to predict the outcome of these lawsuits and therefore cannot currently reasonably determine the estimated future impact on the financial condition or results of operations of Bancorp.  Bancorp intends to vigorously defend against these actions.

Note 10:     Recent Accounting Pronouncements

Effective January 1, 2008, Bancorp adopted the provisions of the standard entitled Fair Value Measurements, for financial assets and financial liabilities.  Effective January 1, 2009, Bancorp adopted a staff position entitled Effective Date of FASB Statement No. 157, for non-financial assets and non-financial liabilities.  These standards define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements.

In December 2007, the FASB issued a standard entitled Business Combinations. This standard relates to the fundamental requirements that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, this standard changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  This standard also enhances the disclosure requirements for business combinations.  This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this standard will apply prospectively to any future business combinations.

In December 2007, the FASB issued a standard entitled Non-controlling Interests in Consolidated Financial Statement — an amendment of ARB No. 51.  This standard establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, this standard clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This standard also requires that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented.  Bancorp adopted this standard on January 1, 2009.  The adoption of this standard did not have an impact on Bancorp’s financial condition or results of operations.

In March 2008, the FASB issued a standard entitled Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.  This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  Bancorp adopted this standard January 1, 2009.  The adoption of this standard did not have an impact on Bancorp’s financial condition or results of operations.

In April 2008, the FASB issued a staff position entitled Determination of the Useful Life of Intangible Assets.   This staff position amends previous guidance relating to the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this staff position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under applicable accounting literature. This staff position is effective for financial statements issued for fiscal years beginning after December 15, 2008. Bancorp adopted this staff position on January 1, 2009.  The adoption of this staff position did not have a material impact on Bancorp’s consolidated financial statements.

In April 2009, the FASB issued a new staff position entitled Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This staff position provides additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). The effective date of disclosures for this new staff position is for interim and annual reporting periods ending after June 15, 2009.  Bancorp adopted this new staff position during the three months ended June 30, 2009.  The adoption of this staff position did not have an impact on Bancorp’s consolidated financial statements.

In April 2009, the FASB issued a new staff position entitled Recognition and Presentation of Other-Than-Temporary Impairments.  This staff position amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the staff position brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The effective date of disclosures for this new staff position is for interim and annual reporting periods ending after June 15, 2009.  Bancorp adopted this new staff position during the three months ended June 30, 2009.  The adoption of this staff position did not have an impact on Bancorp’s consolidated financial statements.

In April 2009, the FASB issued a new staff position entitled Interim Disclosures about Fair Value of Financial Instruments.  This staff position requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual financial statements. This staff position also requires those disclosures in summarized financial information at interim reporting periods. The effective date of disclosures for this new staff position is for interim and annual reporting periods ending after June 15, 2009.  Bancorp adopted the provisions of this staff position during the quarter ended June 30, 2009 and has included these disclosures in these financial statements.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the analysis of other-than-temporary-impairment for its investment securities and valuation of deferred income tax assets, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results.  They require management’s most subjective and complex judgment as a result of the need to make an estimate about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis.

Summary

Bancorp incurred a net loss of $13.9 million ($2.93 basic and diluted loss per share) for the quarter ended September 30, 2009, as compared to a net loss of $1.9 million ($0.40 basic and diluted loss per share) for the quarter ended September 30, 2008.  For the nine-month period ended September 30, 2009, Bancorp incurred a net loss of $19.7 million ($4.14 basic and diluted loss per share) as compared to a net loss of $1.4 million ($0.29 basic and diluted loss per share) for the nine months ended September 30, 2008.  Bancorp’s net interest margin for the quarter ended September 30, 2009 was 1.76% as compared to 3.30% for the quarter ended September 30, 2008.  The decrease in net interest margin is a result of a considerable increase in non-accrual loans and a buildup in the liquidity levels.  For the nine-month period ended September 30, 2009, Bancorp’s net interest margin was 2.04% as compared to 3.24% for the nine months ended September 30, 2008.  Interest income decreased by 26% for the quarter ended September 30, 2009 when compared to the quarter ended September 30, 2008.  For the nine months ended September 30, 2009, interest income declined by 21% as compared to the nine months ended September 30, 2008.  The significant decline is primarily due to the increased levels of non-accrual loans within the two reporting periods.

Total assets increased $24.0 million from $913.4 million at December 31, 2008 to $937.4 million at September 30, 2009.  Cash and cash equivalents increased $128.6 million to $153.2 million at September 30, 2009, as compared to $24.6 million at December 31, 2008.  This increase is a result of Bancorp placing excess overnight funds at the Federal Reserve Bank in order to enhance the yield on this segment of the portfolio.  The available-for-sale securities portfolio decreased $20.1 million to $31.9 million at September 30, 2009 from $52.0 million at December 31, 2008. The net loan portfolio decreased $86.3 million from $788.6 million at December 31, 2008 to $702.3 million at September 30, 2009. This is the result of loan payoffs, including some on non-accrual status, and efforts to reduce concentration levels within the construction and commercial real estate loan portfolios.  Deposits increased $44.3 million to $829.1 million at September 30, 2009 from $784.8 million at December 31, 2008.  Core deposits have been steadily increasing as customers continue to place funds in FDIC-insured products during uncertain economic times.  Borrowings remained unchanged as compared to December 31, 2008.

Financial Condition

Bancorp’s total assets increased $24.0 million from $913.4 million at December 31, 2008 to $937.4 million at September 30, 2009.  The growth in total assets was funded primarily by deposit growth of $44.3 million.

Cash and Cash Equivalents

Cash and cash equivalents increased $128.6 million to $153.2 million at September 30, 2009 as compared to $24.6 million at December 31, 2008, due mainly to the increase in cash and due from banks.  Cash and due from banks increased $148.7 million to $153.0 million at September 30, 2009 as compared to $4.3 million at December 31, 2008. The increased level of cash is reflective of the growth in deposits and decline in loans due to payoffs.  Bancorp’s ultimate objective is to redeploy these funds and invest them in appropriate longer term investment securities.

Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	September 30,	December 31,
	2009	2008

U. S. Government sponsored
agency obligations	$-	$10,102,248
U. S. Government Agency bonds	5,150,000	-
U. S. Government Agency and sponsored
agency mortgage-backed securities	23,365,018	37,998,569
Money market preferred
equity securities	3,402,754	3,878,860
Total Available for Sale Securities	$31,917,772	$51,979,677

Available for sale securities decreased $20.1 million, or 39%, from $52.0 million at December 31, 2008 to $31.9 million at September 30, 2009.  The decrease is primarily due to the sale of six government sponsored agency mortgage-backed securities for $20 million, the call of two government sponsored agency obligations for $10.0 million and the redemption of one auction rate preferred security for $1.0 million, which was partially offset by the purchase of two government sponsored agency mortgage-backed securities for $9.3 million and one government agency bond for $5.2 million during the nine-month period ended September 30, 2009.  Bancorp recorded a gain of $434,000 in connection with the sale of the government sponsored agency mortgage-backed securities during the nine month period ending September 30, 2009.

Management evaluates Bancorp’s investment securities portfolio for other-than-temporary impairment on a periodic basis.  Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Bancorp to retain its investment in the issuer until maturity or the fair value fully recovers.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	September 30,	December 31,
	2009	2008
Real Estate
Commercial	$241,641,814	$262,570,339
Residential	197,163,116	170,449,780
Construction	194,876,210	257,117,081
Construction to permanent	16,105,717	35,625,992
Commercial	23,629,201	33,860,527
Consumer home equity	45,445,578	45,022,128
Consumer installment	1,267,260	993,707
Total Loans	720,128,896	805,639,554
Premiums on purchased loans	132,937	158,072
Net deferred loan fees	(302,162)	(981,869)
Allowance for loan losses	(17,651,755)	(16,247,070)
Loans receivable, net	$702,307,916	$788,568,687

Bancorp’s net loan portfolio decreased $86.3 million from $788.6 million at December 31, 2008 to $702.3 million at September 30, 2009.  The significant decrease is primarily a result of loan payoffs, including some on non-accrual status, resulting in decreases in construction loans of $62.2 million, commercial real estate loans of $20.9 million, construction-to-permanent loans of $19.5 million and commercial loans of $10.2 million, partially offset by an increase of $26.7 million in residential real estate loans.  The decrease in the loan portfolio is also a result of net charge-offs for the nine months ended September 30, 2009 of $7.6 million and the transfer of $7.7 million to Other Real Estate Owned for foreclosures on loans secured by real estate. Also, in an effort to reduce its concentration in construction and commercial real estate loans, Bancorp suspended the origination of new loans in these portfolios.

At September 30, 2009, the net loan to deposit ratio was 85% and the net loan to total assets ratio was 75%.  At December 31, 2008, these ratios were 100% and 86%, respectively.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	September 30,	December 31,
(Thousands of dollars)	2009	2008

Loans past due over 90 days	$ 4,595	$ 337
still accruing
Non accruing loans	137,929	80,156
Total	$ 142,524	$ 80,493
% of Total Loans	20.29%	10.21%
% of Total Assets	15.21%	8.81%

Increases in non-accrual loans and troubled debt restructurings are attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets.  Residents of Fairfield County, Connecticut, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.

The $137.9 million of non-accrual loans at September 30, 2009 is comprised of exposure to sixty borrowers, for which a specific reserve of $6.7 million has been established.  Loans totaling $125.5 million are collateral dependent and are secured by residential or commercial real estate located within the Bank’s market area.  In all cases, the Bank has obtained current appraisal reports from independent licensed appraisal firms and discounted those values for estimated liquidation expenses to determine estimated impairment. Based on the Bank’s analysis for loan impairment, specific reserves totaling $6.2 million are related to collateral dependent loans.  Impairment related to loans totaling $12.4 million to six borrowers has been measured based on discounted cash flows resulted in specific reserves of $549,000.  Such loans are also secured by real estate.  Of the $137.9 million of non-accrual loans at September 30, 2009, twenty-two borrowers with aggregate balances of $31.9 million continue to make loan payments and these loans are current as to payments.

Independent real estate tracking reports indicate that the real estate market in Fairfield County, Connecticut, where the majority of the Bank’s loans' collateral property is located, has improved in terms of higher average prices and significantly greater sales volume.  Management believes the local real estate market is beginning to show signs of stabilization.

Loans delinquent over 90 days and still accruing aggregating $4.6 million are comprised of fourteen loans, all of which have matured, continue to make payments and are either in the process of being renewed or awaiting payoff in full.

Potential Problem Loans

In addition to the above, there are $60.8 million of substandard loans comprised of thirty-two borrowers for which management has a concern as to the ability of the borrowers to comply with the present repayment terms.  Borrowers continue to make payments and loans totaling $56.2 million are less than 30 days past due at September 30, 2009, and $2.2 million are less than 60 days past due.

At September 30, 2009, Bancorp had no loans other than those described above as to which management had significant doubts as to the ability of the borrowers to comply with the present repayment terms.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and the Board and is based upon management’s periodic review of the collectibility of the loans in light of historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are considered impaired and are measured accordingly, i.e. collateral dependent impairments are determined by recent appraisal reports and impairments for loans secured by income properties are determined using a discounted cash flow method. Bancorp obtains current appraisals on all real estate and construction loans maturing in the coming four months, as well as for loans added to special mention. When a loan is placed on non-accrual status the loan is considered impaired. For collateral dependent impaired loans, the appraised value is reduced by estimated liquidation expenses and the result is compared to the principal loan balance to determine the impairment amount, if any. For loans that are not collateral dependent, the impairment is determined by using the discounted cash flow method which takes into account the current expected cash flows discounted at the original interest rate.

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

The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, unfavorable information about a borrower’s financial condition, delays in obtaining information, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  Loan quality control is continually monitored by management, subject to oversight by the board of directors through its members who serve on the Loan Committee.  Loan quality control is also reviewed by the full board of directors on a monthly basis.  In the fourth quarter of 2008, Bancorp created an internal loan review position in addition to the loan reviews performed by an external independent firm.  The internal Loan Review Department now consists of three full-time officers reviewing and evaluating loans on a regular basis.  In addition, an outside independent loan review firm reviews loans accounting for 75% of the dollars of the Bank’s outstanding loans.  The independent loan review firm reports directly to the Board Audit Committee and presents findings to the full board of directors.

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

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Nine months ending
	September 30,		September 30,
(Thousands of dollars)	2009	2008	2009	2008

Balance at beginning of period	$ 16,564,668	$ 7,217,619	$ 16,247,070	$ 5,672,619
Charge-offs	(474,913)	(716,225)	(7,786,345)	(716,225)
Recoveries	109,000	754	182,030	754
Net Charge-offs	(365,913)	(715,471)	(7,604,315)	(715,471)
Provision charged to operations	1,453,000	3,000,000	9,009,000	4,545,000
Balance at end of period	$ 17,651,755	$ 9,502,148	$ 17,651,755	$ 9,502,148

Ratio of net charge-offs during
the period to average loans
outstanding during the period	(0.05%)	(0.09%)	(1.00%)	(0.09%)

Based on management’s most recent evaluation of the allowance for loan losses, management believes that the allowance of $17.7 million at September 30, 2009 is adequate under the current prevailing economic conditions to absorb losses on existing loans.

Deferred Tax Assets

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  Management has reviewed the deferred tax position of Bancorp at September 30, 2009.  The deferred tax position has been affected by several significant transactions in the past three years.  These transactions included continued provision for loan losses, the increasing levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, Bancorp is in a cumulative net loss position at September 30, 2009 and under the applicable accounting guidance, can no longer support the deferred tax asset based on future profit projections, and accordingly has established a full valuation allowance totaling $12.2 million against its deferred tax asset at September 30, 2009, of which $11.4 million was recorded in the quarter ended September 30, 2009.  The valuation allowance will be analyzed quarterly for changes affecting the deferred tax asset.  Once Bancorp generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Other Real Estate Owned

The following table is a summary of Bancorp’s other real estate owned at the dates shown:

	September 30,	December 31,
	2009	2008

Construction	$ 5,436,500	$ -
Commercial	1,664,600	-
Land	614,500	-

Other real estate owned	$ 7,715,600	$ -

At September 30, 2009, total other real estate owned totaled $7.7 million as compared to none at December 31, 2008.  This is comprised of four properties that were obtained through loan foreclosure proceedings during the nine months ended September 30, 2009.

Other Assets

Other assets increased by $4.2 million from $1.4 million at December 31, 2008 to $5.6 million at September 30, 2009.  This is comprised of increases in a receivable for income taxes of $3.2 million, resulting mainly from the expected recovery of prior taxes paid from the use of current period tax losses, and prepaid expenses of $1.0 million.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	September 30,	December 31,
	2009	2008

Non-interest bearing	$ 48,053,616	$ 50,194,400

Interest bearing
NOW	20,669,916	19,544,552
Savings	64,324,165	46,040,086
Money market	106,450,606	68,241,790
Time certificates, less than $100,000	338,601,641	405,298,436
Time certificates, $100,000 or more	250,952,988	195,502,087
Total interest bearing	780,999,316	734,626,951
Total Deposits	$ 829,052,932	$ 784,821,351

Total deposits increased $44.2 million, or 6%, from $784.8 million at December 31, 2008 to $829.0 million at September 30, 2009.  Demand deposits decreased $2.1 million.  Interest bearing accounts increased $46.4 million, which is comprised of increases in money market accounts and savings deposits of $38.2 million and $18.3 million, respectively and offset by a decrease in certificates of deposit of  $11.2 million.  NOW accounts increased $1.1 million primarily due to growth in IOLTA accounts.  The increase in money market accounts and decrease in certificates of deposit is attributable to customers refraining from locking into long-term rates in the current lower rate environment.  The growth is also attributable to depositors placing funds in FDIC-insured products during these uncertain economic times.  The FDIC has also extended the increased level of insurance from $100,000 to $250,000 until December 31, 2013.

Borrowings

At September 30, 2009, total borrowings were $65.2 million and are unchanged as compared to December 31, 2008.

In addition to the outstanding borrowings disclosed in the consolidated balance sheet, Bancorp has the ability to borrow approximately $160 million in additional advances from the Federal Home Loan Bank of Boston, which includes a $2.0 million overnight line of credit.  Bancorp also has $10.0 million available under a repurchase agreement; no amounts were outstanding under these arrangements at September 30, 2009.

Bancorp has elected to defer interest payments on its outstanding junior subordinated debt. The terms of the junior subordinated debt and the trust documents allow Bancorp to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period the trust will likewise suspend the declaration and payment of dividends on the trust preferred securities. The deferral election began with respect to regularly scheduled quarterly interest payments aggregating approximately $76,000 that would otherwise have been made in the third quarter of 2009.  Bancorp has the ability to continue to defer interest payments through ongoing notification to the trustee and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period interest will continue to accrue on the debt.

Capital

Capital decreased $19.1 million as a result of a net loss for the nine months ended September 30, 2009.  The net loss was primarily attributable to an increase to the deferred tax valuation allowance of $11.4 million, a loan loss provision of $9.0 million recorded during the first nine months due to the impact of current economic conditions on the local real estate market and the impact on interest income of the significantly higher levels of non-accrual loans.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased by $62.5 million from $140.1 million at December 31, 2008 to $77.6 million at September 30, 2009, due to decreases of $19.0 million in unused lines of credit and $42.0 million of undisbursed construction loans.

Bancorp reduced its exposure on the highest risk HELOC’s by discounting appraisal values on all HELOC collateral by 25%.  HELOC lines of credit were reduced accordingly.  All letters of credit issued by the Bank are fully cash secured.  Bancorp believes there is minimal off-balance sheet risk associated with undrawn commitments to lend since the Bank has the ability to freeze lines in the event there is a material adverse change in the borrower’s financial condition or a significant decline in collateral values.  No new construction loans are being originated.

Results of Operations

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended September 30,
		2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$ 725,541	$ 9,558	5.27%	$ 788,837	$ 12,685	6.43%
Investments	40,217	340	3.38%	64,056	749	4.68%
Interest bearing deposits in banks	124,799	79	0.25%	559	2	1.43%
Federal funds sold	20,652	7	0.14%	7,227	37	2.05%
Total interest
earning assets	911,209	9,984	4.38%	860,679	13,473	6.26%

Cash and due from banks	24,058			4,648
Premises and equipment, net	7,043			7,517
Allowance for loan losses	(16,655)			(8,358)
Other assets	40,356			29,153
Total Assets	$ 966,011			$ 893,639

Interest bearing liabilities:
Deposits	$ 797,511	$ 5,400	2.71%	$ 665,379	$ 5,585	3.36%
FHLB advances	50,000	428	3.42%	86,451	583	2.70%
Subordinated debt	8,248	77	3.73%	8,248	124	6.01%
Other borrowings	7,000	79	4.51%	7,000	78	4.46%
Total interest
bearing liabilities	862,759	5,984	2.77%	767,078	6,370	3.32%

Demand deposits	47,210			56,462
Accrued expenses and
other liabilities	3,153			3,345
Shareholders' equity	52,889			66,754
Total liabilities and equity	$ 966,011			$ 893,639

Net interest income		$ 4,000			$ 7,103
Interest spread			1.61%			2.94%
Interest margin			1.76%			3.30%

	Nine months ended September 30,
		2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$ 769,932	$ 31,949	5.53%	$ 761,506	$ 39,782	6.97%
Investments	44,099	1,261	3.81%	63,537	2,195	4.61%
Interest bearing deposits in banks	62,676	98	0.21%	994	8	1.07%
Federal funds sold	34,791	34	0.13%	13,500	310	3.06%
Total interest
earning assets	911,498	33,342	4.88%	839,537	42,295	6.72%

Cash and due from banks	22,312			5,651
Premises and equipment, net	7,353			7,639
Allowance for loan losses	(16,695)			(6,847)
Other assets	36,146			29,100
Total Assets	$ 960,614			$ 875,080

Interest bearing liabilities:
Deposits	$ 788,080	$ 17,649	2.99%	$ 677,284	$ 20,020	3.94%
FHLB advances	50,004	1,271	3.39%	56,202	1,265	3.00%
Subordinated debt	8,248	260	4.20%	8,248	402	6.50%
Other borrowings	7,000	230	4.38%	7,005	232	4.42%
Total interest
bearing liabilities	853,332	19,410	3.03%	748,739	21,919	3.90%

Demand deposits	47,039			54,526
Accrued expenses and
other liabilities	3,975			4,534
Shareholders' equity	56,268			67,281
Total liabilities and equity	$ 960,614			$ 875,080

Net interest income		$ 13,932			$ 20,376
Interest spread			1.85%			2.82%
Interest margin			2.04%			3.24%

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

	Three months ended September 30,			Nine months ended September 30,
	2009 vs 2008			2009 vs 2008
	Increase (decrease) in Interest			Increase (decrease) in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$ (962)	$ (2,165)	$ (3,127)	$ 438	$ (8,271)	$ (7,833)
Investments	(234)	(175)	(409)	(596)	(338)	(934)
Interest bearing deposits in banks	80	(3)	77	101	(11)	90
Federal funds sold	26	(56)	(30)	198	(474)	(276)
Total interest
earning assets	(1,090)	(2,399)	(3,489)	141	(9,094)	(8,953)

Interest bearing liabilities:
Deposits	$ 1,002	$ (1,187)	$ (185)	$ 2,943	$ (5,314)	$ (2,371)
FHLB advances	(286)	131	(155)	(148)	154	6
Subordinated debt	-	(47)	(47)	-	(142)	(142)
Other borrowings	-	1	1	-	(2)	(2)
Total interest
bearing liabilities	716	(1,102)	(386)	2,795	(5,304)	(2,509)

Net interest income	$ (1,806)	$ (1,297)	$ (3,103)	$ (2,654)	$ (3,790)	$ (6,444)

For the quarter ended September 30, 2009, an increase in average interest earning assets of $50.5 million, or 6%, was offset by a decrease in the yield on earning assets, resulting in interest income for Bancorp of $10.0 million as compared to $13.5 million for the same period in 2008.  Interest and fees on loans decreased $3.1 million, or 25%, from $12.7 million for the quarter ended September 30, 2008 to $9.6 million for the quarter ended September 30, 2009. This decrease is primarily the result of a significant increase in the level of non-accrual loans and a substantial decrease in average interest rates.  When compared to the same period last year, interest income on investments decreased due to decreases in rates and a decline in the average balance of investments resulting from the sale of investment securities, redemption of money market preferred equity securities, principal payments on mortgage-backed securities and the call or maturity of securities.  Interest income on interest bearing deposits in banks increased by $77,000 and interest income on federal funds sold decreased by $30,000.  This is a result of Bancorp investing its excess overnight funds at the Federal Reserve Bank, which offered better interest rates than those currently available through Federal Funds Sold transactions.

Total interest expense for the quarter ended September 30, 2009 of $6.0 million represents a decrease of $387,000, or 6%, as compared to interest expense of $6.4 million for the same period last year.  This decrease in interest expense is the result of a decrease in interest rates mostly offset by higher average balances of interest-bearing liabilities of $95.6 million or 12%.  Although average balances of deposit accounts increased $132.1 million, or 20%, significantly lower interest rates resulted in a decrease in interest expense on deposits of $185,000.  Average FHLB advances decreased $36.4 million, resulting in a corresponding decrease of $155,000 in interest expense on FHLB advances.  The decrease in the index to which the junior subordinated debt interest rate is tied resulted in a decline in interest expense of $47,000, or 37%.

As a result of the above, Bancorp’s net interest income decreased $3.1 million, or 44%, to $4.0 million for the three months ended September 30, 2009 as compared to $7.1 million for the same period last year.  The net interest margin for the three months ended September 30, 2009 was 1.76% as compared to 3.30% for the three months ended September 30, 2008.

Interest and dividend income was $33.3 million for the nine months ended September 30, 2009, which represents a decrease of $9.0 million, or 21%, as compared to interest and dividend income of $42.3 million for the same period last year.  This decrease was due primarily to a significant increase in the level of non-accrual loans.  This was combined with a decrease in interest rates on investment securities and short-term investments, as well as a decrease in the average balances of investment securities.

For the nine months ended September 30, 2009, total interest expense decreased $2.5 million, or 11%, to $19.4 million from $21.9 million for the nine months ended September 30, 2008.  This decrease in interest expense was principally due to decreases in deposit interest rates which were only partially offset by increases in deposit volume.

As a result of the above, net interest income decreased $6.4 million, or 32%, for the nine months ended September 30, 2009 to $13.9 million as compared to $20.3 million at September 30, 2008.  The net interest margin for the nine months ended September 30, 2009 was 2.04% as compared to 3.24% for the nine months ended September 30, 2008.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the three months ended September 30, 2009 was $1.5 million as compared to $3.0 million for the three months ended September 30, 2008.  The provision for loan losses for the nine months ended September 30, 2009 was $9.0 million as compared to $4.5 million for the nine months ended September 30, 2008. The change in the provision for loan losses for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 is due to the decreased level of non-accrual loans.  For the three months ended September 30, 2008, non-accrual loans increased by $24.9 million as compared to the three months ended September 30, 2009 in which non-accrual loans increased by $18.0 million, which is a decline of $6.9 million between the two periods.  The change in the provision for loan losses for the nine months ended September 30, 2009 and 2008 is due to the significantly increased level of non-accrual loans. At September 30, 2009 non-accrual loans were at $137.9 million as compared to $28.6 million at September 30, 2008, or an increase of $109.3 million between these two periods.  When comparing the allowance for loan losses to the loan portfolio, outstanding loans had decreased by 10.6% during the period from September 30, 2008 to September 30, 2009 and the ratio of ALLL to total loans increased from 1.19% to 2.45%. It should be noted that the $17.7 million allowance for loan loss reserve as of September 30, 2009 factors in net charge offs of $7.6 million.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Noninterest income

Noninterest income increased $921,000 from a loss of ($303,000) for the quarter ended September 30, 2008 to $618,000 for the quarter ended September 30, 2009.  This increase is primarily due to an impairment charge of $1.0 million recorded through earnings in September 2008 when management determined that the fair value of the FHLMC money market preferred equity security to be $0 based on FHLMC being placed into receivership.  Declining interest rates resulted in a decrease in earnings of $58,000 on the Bank-owned life insurance, which generated income of $179,000 for the quarter ended September 30, 2009 as compared to $237,000 for the quarter ended September 30, 2008.  The assets of the Bank-owned life insurance are invested in a separate account arrangement with a single insurance company, which consists primarily of government sponsored agency mortgage-backed securities.  This insurance company is currently rated AA by Standard & Poor’s and Aa3 by Moody’s.  A decrease in the volume of loans placed with outside investors resulted in a decline in mortgage brokerage and referral fee income of $22,000, or 39%.  Loan origination and processing fees for the three months ended September 30, 2009 decreased $27,000, or 36%, as compared to the same period last year.  This decrease was primarily due to a decline in loan application fees and loan documentation preparation fees.

For the nine months ended September 30, 2009, non-interest income increased $1.1 million to $2.3 million as compared to $1.2 million for the nine months ended September 30, 2008.  This increase is primarily due to the impairment charge of $1.0 million on the FHLMC money market preferred equity security recorded through earnings in September 2008 and the gain of $434,000 on the sale of six government sponsored agency mortgage-backed securities for the nine months ended September 30, 2009.  These were partially offset by the declines mentioned above.

Noninterest expenses

Noninterest expenses increased $1.5 million, or 26%, to $7.5 million for the quarter ended September 30, 2009 from $6.0 million for the quarter ended September 30, 2008.  Regulatory assessment fees increased $472,000, or 247%, to $663,000 for the quarter ended September 30, 2009 from $191,000 for the quarter ended September 30, 2008, primarily due to an increase in FDIC assessment rates.  Data processing and other outside services increased $471,000 from $250,000 for the quarter ended September 30, 2008, to $721,000 for the quarter ended September 30, 2009.  This is due to a significant increase in consulting fees.  Fees for professional services, which are comprised primarily of audit and accounting fees and legal services, increased $390,000 to $637,000 for the quarter ended September 30, 2009 from $247,000 for the quarter ended September 30, 2008.  The rise in legal fees is primarily the result of an increased level of non-accrual and problem loans.  Other real estate operations expenses of $135,000 are due to Bancorp obtaining four properties through loan foreclosure proceedings during the quarter ended September 30, 2009; Bancorp had no such properties last period. Advertising expenses decreased $99,000 to $91,000 for the quarter ended September 30, 2009 from $190,000 for the quarter ended September 30, 2008.

Salaries and benefits expense decreased $60,000 for the quarter ended September 30, 2009 from the same period last year due primarily to a decline in lending commissions and accruals for performance related sales and incentive compensation and bonus programs.  Occupancy and equipment expense, net, remained relatively unchanged for the quarters ended September 30, 2009 and 2008.

For the nine months ended September 30, 2009, non-interest expenses increased $2.7 million, or 15%, to $21.3 million from $18.6 million for the same period in 2008.  Regulatory assessment fees increased $1.3 million to $1.9 million from $555,000 for the same period in 2008.  This is due to an increase in FDIC assessment rates and a special assessment of $453,000.  Professional services costs increased $1.1 million to $1.8 million from $701,000, which is reflective of increased audit and accounting and legal expenses.  The rise in legal fees is primarily the result of an increased level of non-accrual and problem loans.  Data processing and other outside services increased $712,000 to $2.0 million mainly due to a significant increase in consulting fees.  Occupancy and equipment expense, net, increased $247,000 to $4.1 million. Other real estate operations expenses of $135,000 are due to Bancorp obtaining four properties through loan foreclosure proceedings during the nine months ended September 30, 2009.  Advertising expenses decreased $457,000 to $162,000 and salaries and benefits decreased $806,000 to $8.9 million.

Income Taxes

The Company recognizes income taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the quarter ended September 30, 2009, Bancorp established a full valuation allowance against the net deferred tax asset, which resulted in an increase to the valuation allowance of $11.4 million.  The possibility of further loan losses and higher cost levels associated with carrying nonperforming assets, coupled with Bancorp’s losses beginning in the third quarter of 2008, creates sufficient uncertainty regarding the realizability of these deferred tax assets.  In future periods, if it becomes more likely that these assets can be utilized, Bancorp can reverse some or all of the valuation allowance.  Evidence to substantiate reversing the allowance would include sustained profitability.

Bancorp’s effective tax rate for interim periods is based on projections of taxable income or loss for the full year and is affected by the relative amounts of taxable and non-taxable income and the amount of available tax credits.  These projections must also include the impact of any adjustments to a valuation allowance against net deferred tax assets.  The net deferred tax valuation allowance recorded in the third quarter of 2009 increased Bancorp’s tax provision.

Bancorp recorded an income tax provision of $9.6 million for the quarter ended September 30, 2009 as compared to an income tax benefit of $288,000 for the quarter ended September 30, 2008.  The effective tax rates for the three months ended September 30, 2009 and September 30, 2008 were 219% and 13%, respectively.  The change in effective tax rates is primarily due to the recording of the valuation allowance described previously.

For the nine months ended September 30, 2009, Bancorp recorded an income tax provision of $5.6 million as compared to an income tax benefit of $183,000 for the nine months ended September 30, 2008.  The effective tax rates for the nine months ended September 30, 2009 and September 30, 2008 were 40% and 12%, respectively, and the change in effective tax rate is for the same reason cited above.

Liquidity

Bancorp's liquidity ratio was 20% and 7% at September 30, 2009 and September 30, 2008, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets:  cash and due from banks, federal funds sold, short-term investments and available-for-sale securities.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio.  Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

Capital

The following table illustrates Bancorp’s regulatory capital ratios at September 30, 2009 and December 31, 2008 respectively:

	September 30, 2009	December 31, 2008
Total Risk-based Capital	8.76%	10.27%
Tier 1 Risk-based Capital	7.46%	9.01%
Leverage Capital	4.89%	7.23%

The following table illustrates the Bank’s regulatory capital ratios at September 30, 2009 and December 31, 2008 respectively:

	September 30, 2009	December 31, 2008
Total Risk-based Capital	8.75%	10.22%
Tier 1 Risk-based Capital	7.45%	8.96%
Leverage Capital	4.88%	7.19%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  Based on the above ratios, the Bank is considered to be “adequately capitalized” at September 30, 2009 under applicable regulations.  To be considered “adequately capitalized,” an institution must generally have a leverage capital ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%.

Management continuously assesses the adequacy of the Bank’s capital. Management’s strategic and capital plans contemplate various alternatives to raise additional capital to support and strengthen the Bank’s capital levels.  Bancorp has engaged various financial advisors to assist the Bank in this process. As reported in Part II, Item 1 of this quarterly report, earlier this year, an investor group led by Michael A. Carrazza (collectively, “Carrazza”) expressed interest in acquiring a controlling interest in Bancorp for up to $50 million of new capital.  Before executing a Securities Purchase Agreement with Carrazza, Bancorp received an unsolicited written offer from another investment group to acquire a controlling interest in Bancorp.  This unsolicited offer was at a considerably higher price than the Carrazza offer, again for up to $50 million of new capital in return for a significant, controlling interest.  The Board of Directors determined in its fiduciary capacity that it should further analyze and evaluate the unsolicited offer.   There can be no assurance that Bancorp will successfully complete either transaction.  Bancorp continues to work with its financial advisors regarding its various capital raising alternatives.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation.  The calculations use projected repricings of assets and liabilities at September 30, 2009 and December 31, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	September 30,	December 31,
	Points	Risk Guidelines	2009	2008

GAP percentage total		+/- 10%	7.39%	2.51%
Net interest income	200	+/- 10%	-0.59%	-1.32%
	-200	+/- 10%	2.62%	-0.54%
Net portfolio value	200	+/- 20%	-10.17%	-12.48%
	-200	+/- 20%	-6.35%	5.40%

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

September 30, 2009
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	22,849	(136)	-0.59%	50,997	(5,770)	-10.17%
+ 100	22,749	(236)	-1.03%	53,986	(2,781)	-4.90%
BASE	22,985			56,767
- 100	23,600	615	2.68%	58,033	1,266	2.23%
- 200	23,588	603	2.62%	53,164	(3,603)	-6.35%

December 31, 2008
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	22,609	(302)	-1.32%	67,804	(9,668)	-12.48%
+ 100	22,745	(166)	-0.73%	72,462	(5,010)	-6.47%
BASE	22,911			77,472
- 100	22,927	16	0.07%	80,422	2,950	3.81%
- 200	22,788	(123)	-0.54%	81,658	4,186	5.40%

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1:     Legal Proceedings

Except as noted below, neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

On October 9, 2009, a complaint captioned PNBK Holdings LLC v. Patriot National Bancorp, Inc. and Patriot National Bank was filed in the United States District Court, Southern District of New York.  PNBK Holdings LLC is a newly formed Delaware entity created to be an investment vehicle for an investor group led by Michael A. Carrazza (collectively, “Carrazza”).

Earlier in 2009, Carrazza expressed interest in acquiring a controlling interest in Bancorp.  In late July 2009, Bancorp entered into a preliminary Letter of Intent with Carrazza which would result in additional capital of up to $50 million representing a substantial, controlling interest in Bancorp. The parties and Carrazza entered into extensive negotiations to memorialize the investment in the form of a definitive Securities Purchase Agreement (“SPA”).  On the evening of September 30, 2009 and before executing a SPA with Carrazza,

Bancorp received an unsolicited written offer from another investment group to acquire a controlling interest in Bancorp.  This unsolicited offer was at a higher price than the Carrazza offer, again for up to $50 million of additional capital in return for a significant, controlling interest.  The next day, October 1, 2009, the Board of Directors held a special meeting and consulted with its outside counsel and advisors to consider the unsolicited offer and to discuss the Carrazza proposal.  The Board of Directors determined in its fiduciary capacity that it should further analyze and evaluate the unsolicited offer.

The Carrazza lawsuit demands, among other things, that the court make a declaratory judgment that the parties entered into a binding and enforceable SPA.  Further, the lawsuit alleges that the Bank breached the SPA, by among other things: (a) improperly attempting to rescind the SPA after allegedly receiving a competing offer after the parties reached their agreement; (b) denying the existence of the SPA; (c) failing and refusing the deliver an executed copy of the SPA; (d) failing and refusing to permit PNBK Holdings access to information necessary for its work toward closing the transaction; and (e) violating the Exclusivity Provision in the SPA by entertaining competing proposals and inquiries concerning an acquisition of the Bank.

The Carrazza lawsuit seeks (a) a judgment declaring the parties entered into a binding and enforceable SPA; (b) an order for specific performance allowing PNBK Holdings to enforce the SPA and requiring the Bank to abide by the terms of the SPA; (c) a judgment in favor of PNBK Holdings awarding PNBK Holdings all of its compensatory damages in an amount to be determined at trial but presently calculated by PNBK Holdings to be not less than $15,100,000; (d) to the extent of PNBK Holdings’ entitlement thereto under applicable law, a judgment providing for PNBK Holdings to recoup all of its costs and attorneys’ fees in prosecuting the action; and (e) a preliminary injunction enjoining the Bank from violating the Exclusivity Provision in the SPA and requiring the Bank to immediately disclose to PNBK Holdings all information and documents concerning any competing proposal or inquiries for a controlling investment in the Bank.

Carrazza also filed a complaint with the State of Connecticut Superior Court – Stamford Judicial District on October 9, 2009 captioned PNBK Holdings LLC and Michael A. Carrazza v. Patriot National Bancorp, Inc. and Patriot National  Bank alleging, among other things, breach of the Letter of Intent, including a breach by Bancorp of the Letter of Intent’s exclusivity provision.  The Carrazza complaint seeks (a) compensatory damages; (b) the break-up fee payable under certain circumstances under the Letter of Intent (an amount equal to $100,000 plus certain out-of-pocket due diligence expenses of Carrazza (estimated by Carrazza as set forth in the Carrazza complaint to be in excess of $700,000)); (c) attorneys’ fees and costs of the action brought by the Carrazza complaint; and (d) a pre-judgment attachment securing the eventual judgment in Carrazza’s favor.   In connection with this action, Carrazza has filed an application for a pre-judgment attachment order in the amount of at least $990,000 against the Company’s property.

Because these lawsuits were recently filed, management is unable to predict the outcome of these lawsuits and therefore cannot currently reasonably determine the estimated future impact on the financial condition or results of operations of Bancorp.  Bancorp intends to vigorously defend against these actions.

Item 1A:     Risk Factors

During the three months ended September 30, 2009, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

November 9, 2009