Form 10-K
period 2009-12-31
PATRIOT NATIONAL BANCORP INC
filed 2010-03-15
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant in a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.Yes☐ No ☑

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
Yes           ☐           No           ☑

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2009 based on the last sale price as reported on the NASDAQ Global Market: $ 10,773,105.

Number of shares of the registrant’s Common Stock, par value $2.00 per share, outstanding as of February 28, 2010:  4,762,727.
Documents Incorporated by Reference

Proxy Statement for 2010 Annual Meeting of Shareholders.  (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

Incorporated into Part III of this Form 10-K.

Patriot National Bancorp, Inc.
2009 Form 10-K Annual Report

TABLE OF CONTENTS

Part I

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” may be forward looking and subject to a variety of risks and uncertainties.  These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to  Bancorp and the Bank and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the state of the economy and real estate values in Bancorp’s market areas, and the consequent affect on the quality of Bancorp’s loans, (8) recent governmental initiatives are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums may adversely affect the Company; (10)  the state of the economy in the greater New York metropolitan area and its particular effect on the Company’s customers, vendors and communities and (11) Bancorp’s ability to procure additional capital either through its December 17, 2009 Stock Purchase Agreement with PNBK Holdings, LLC or, should that purchase not be consummated, through other means. Other such factors may be described in Bancorp’s other filings with the SEC.

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

On April 1, 2008, the Bank acquired a 20% interest in a de novo insurance agency.  The impact on the Bank’s operations in 2008 and 2009 was insignificant.

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

Commercial Banking

The Bank conducts business at its main office located at 900 Bedford Street in Stamford, Connecticut and at other Connecticut branch offices located at:

838 High Ridge Road, Stamford
100 Mason Street, Greenwich
184 Sound Beach Avenue, Old Greenwich
16 River Street, Norwalk
365 Westport Avenue, Norwalk
One Danbury Road, Wilton
5 River Road, Wilton
800 Post Road, Darien
3695 Post Road, Southport
771 Boston Post Road, Milford
1127 Post Road, Fairfield
1755 Black Rock Turnpike, Fairfield
945 White Plains Road, Trumbull
370 Post Road East, Westport
3552 Main Street, Stratford

In New York State, the Bank also conducts business at branch offices located at:  45 West End Avenue in New York City, 432 Old Post Road in Bedford and 495 Central Park Avenue in Scarsdale.  The Bank also operates a loan origination office at 1177 Summer Street in Stamford, Connecticut.

The Bank offers a broad range of consumer and commercial banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses and professionals.  The Bank offers consumer and commercial deposit accounts that include: checking accounts, interest-bearing “NOW” accounts, insured money market accounts, time certificates of deposit, savings accounts, IRAs (Individual Retirement Accounts) and HSAs (Health Savings Accounts).  Other services include internet banking, bill paying, remote deposit capture, debit cards, money orders, traveler’s checks and ATMs (automated teller machines).  The Bank is a member of CDARS (Certificates of Deposit Account Registry Service) whereby customers can obtain complete FDIC insurance coverage by placing large deposits into smaller-denomination CDs in multiple institutions.  The single bank FDIC limits have temporarily been increased to $250,000 per eligible account until December 31, 2013.  In addition, the Bank may in the future offer other financial services.

The Bank offers commercial real estate and construction loans to area businesses and developers. Real estate loans made to individuals include home mortgages, home improvement loans, bridge loans and home equity loans and lines of credit.  Other personal loans include lines of credit, installment loans, overdraft protection and credit cards. Commercial loans offered to small and medium-sized businesses include secured and unsecured loans to service companies, real estate developers, manufacturers, restaurants, wholesalers, retailers and professionals doing business in the region.  In addition to offering residential real estate mortgage loans for its own portfolio, the Bank also solicits and processes mortgage loan applications from consumers on behalf of permanent investors and originates loans for sale to generate fee income.

Competition

The Bank competes with a variety of financial institutions in its market area.  Many have greater financial resources and capitalization, which gives them higher legal lending limits as well as the ability to conduct larger advertising campaigns to attract business.  Generally the larger institutions offer additional services such as trust and international banking which the Bank is not equipped to offer directly.   When the need arises, arrangements are made with correspondent institutions to provide such services.  In the future, if the Bank desires to offer trust services, prior approval of the OCC will be required.  To attract business in this competitive environment, the Bank relies on local promotional activities and personal contact by officers, directors and shareholders and on its ability to distinguish itself by offering personalized services.

The customer base of the Bank generally is diversified so that there is not a concentration of either loans or deposits within a single industry, a group of industries, a single person or groups of people.  The Bank in recent years has developed a concentration in single family residential construction lending, a portfolio the Bank is reducing in size.  The Bank is not dependent on one or a few major customers for either its deposit or lending activities, the loss of any one of which would have a material adverse effect on the business of the Bank.

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

The Bank’s loan customers extend beyond the towns and cities in which the Bank has branch offices that include nearby towns in Fairfield and New Haven Counties in Connecticut, and Westchester County, New York City and Long Island in New York, although the Bank’s loan business is not necessarily limited to these areas.  The concentration of the loan portfolio in construction lending is indicative of the specialty the Bank developed since its founding in 1994.  The Bank’s plans for future lending contemplate the diversification of the portfolio away from its historical emphasis on construction lending.  While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in the Fairfield County area, the Bank believes that the service, professional and related businesses which have been attracted to this area, as well as the individuals that reside in this area, represent current and potential customers of the Bank.

In the normal course of business and subject to applicable government regulations, the Bank invests a portion of its assets in investment securities, which may include certain debt and equity securities, including government securities.  An objective of the Bank’s investment policy is to seek to optimize its return on assets while limiting its exposure to interest rate movements and credit risk as well as maintaining adequate levels of liquidity.  The Bank’s investment portfolio is comprised primarily of government agency issues.

The Bank’s employees perform most routine day-to-day banking transactions at the Bank.  The Bank has entered into a number of arrangements with third parties for banking services such as correspondent banking, check clearing, data processing services, credit card processing and armored car carrier service.

The cities of Stamford and Norwalk and the towns of Greenwich, Wilton, Darien, Southport, Milford, Fairfield, Trumbull, Westport and Stratford are presently served by over 278 branches of commercial and savings banks along with 21 in the New York towns of Bedford and Scarsdale.  Most of these branches are offices of banks, which have headquarters outside of the states or areas served by the Bank or are subsidiaries of bank or financial holding companies whose headquarters are outside of the areas served by the Bank.  In addition to banks with branches in the same areas as the Bank, there are numerous banks and financial institutions serving the communities surrounding these areas, which also draw customers from the cities and towns mentioned above and pose significant competition to the Bank for deposits and loans.  Many of those banks and financial institutions are well established and well capitalized.

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

Federal and state banking regulations govern, among other things, the scope of the business of a bank, a bank holding company or a financial holding company, the investments a bank may make, deposit reserves a bank must maintain, the establishment of branches and the activities of a bank with respect to mergers and acquisitions.  The Bank is a member of the Federal Reserve System and as such, is subject to applicable provisions of the Federal Reserve Act and regulations there under.  The Bank is subject to the federal regulations promulgated pursuant to the Financial Institutions Supervisory Act to prevent banks from engaging in unsafe and unsound practices, as well as various other federal and state laws and consumer protection laws.  The Bank is also subject to the comprehensive provisions of the National Bank Act.

The OCC regulates the number and locations of the branch offices of a national bank.  The OCC may only permit a national bank to maintain branches in locations and under the conditions imposed by state law upon state banks.  At this time, applicable Connecticut banking laws do not impose any material restrictions on the establishment of branches by Connecticut banks throughout Connecticut.  New York State law is similar; however, the Bank cannot establish a branch in a town with a population of less than 50,000 if another bank is headquartered in the town.

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

On July 20, 2002, the Sarbanes-Oxley Act of 2002 was enacted, the primary purpose of which is to protect investors through improved corporate governance and responsibilities of, and disclosures by, public companies.  The Act contains provisions for the limitations of services that external auditors may provide as well as requirements for the credentials of Audit Committee members.  In addition, the principal executive and principal financial officers are required to certify in quarterly and annual reports that they have reviewed the report; and based on the officers’ knowledge, the reports accurately present the financial condition and results of operations of the company and contain no untrue statement or omission of material fact.  The officers also certify their responsibility for establishing and maintaining a system of internal controls, which insure that all material information is made known to the officers; this certification also includes the evaluation of the effectiveness of disclosure controls and procedures and their impact upon financial reporting.  Section 404 of the Act entitled Management Assessment of Internal Controls, requires that each annual report include an internal control report which states that it is the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting, as well as an assessment by management of the effectiveness of the internal control structure and procedures for financial reporting.  This section further requires that the external auditors attest to, and report on, the Company’s internal controls over financial reporting.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act (“EESA”) which includes the Troubled Asset Relief Program (“TARP”).  The legislation was in response to the financial crises affecting the banking system and financial markets.  The TARP gave the United States Department of the Treasury (the “Treasury”) authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in the capital markets.  This was initially done by infusing billions of dollars into financial and insurance institutions as well as U.S. automakers.  Since 2008, the U.S. Department of the Treasury has established several programs under the TARP, including the Financial Stability Program, to further stabilize the financial system, restore the flow of credit to consumers and businesses and tackle the foreclosure crisis to keep millions of Americans in their homes. Since this program began, many banks, large and small have accessed the program.  However, due to constraints attendant to participation, many banks have repaid or indicated the intention to repay capital received from the government.  The Bank did not participate in the TARP program, which is now closed to new entrants.

Temporary Liquidity Guarantee Program

On November 21, 2008, the FDIC adopted the Final Rule implementing the Temporary Liquidity Guarantee Program (“TLGP”) inaugurated October 14, 2008.  The TLGP consists of two basic components: (1) the Debt Guarantee Program which guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies and (2) the Transaction Account Guarantee Program which guarantees certain non-interest bearing deposit transaction accounts, such as business payroll accounts, regardless of dollar amount.  The purpose of the TLGP was to provide an initiative to counter the system-wide crisis in the nation’s financial sector by promoting financial stability by preserving confidence in the banking system and encourages liquidity in order to ease lending to creditworthy businesses and consumers.

The Bank is participating in the Transaction Account Guarantee portion of the TLGP and as a result, its non-interest bearing transaction deposit accounts and interest bearing transaction

accounts paying 50 basis points or less will be fully insured through June 30, 2010.   Bancorp did not participate in the Debt Guarantee portion of the TLGP.

Helping Families Save Their Homes Act of 2009

The Helping Families Save Their Homes Act of 2009 became effective May 20, 2009.  This act was a step towards stabilizing and reforming the United States financial and housing markets by helping American homeowners and increasing the flow of credit.  It expands the reach of the Making Home Affordable Program (a TARP initiative) with an emphasis on reducing foreclosures.  The act also contains provisions to help restore and support the flow of credit by increasing the borrowing authority of the FDIC and the National Credit Union Administration as well as extending the temporary increase in deposit insurance.  The increase in deposit insurance may add confidence in depositors and allow depository institutions to better maintain this source of funding.

Real Estate Settlement Procedures Act

The U.S. Department of Housing and Urban Development (“HUD”) issued a final rule effective January 1, 2010 that implements significant changes to the Real Estate Settlement Procedures Act (“RESPA”).  The new rules require a standard form of Good Faith Estimate to disclose key terms and closing costs, including items such as the loan term, fixed or adjustable interest rate, prepayment penalty, total closing cost and cost of homeowners insurance.  Additionally, changes to the settlement statement are also required and will allow borrowers to compare their final closing costs and loan terms against their good faith estimate.  There are also limitations on third-party costs and a 30 day window from the date of closing to correct any errors or violations and reimburse the borrower for any overcharges.

Regulation E, Electronic Fund Transfers

The Board of Governors of the FRB amended Regulation E, Electronic Fund Transfers. The final rules, announced November 12, 2009, prohibit affected financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  The mandatory compliance date is July 1, 2010.

Bancorp does not anticipate that compliance with applicable federal and state banking laws will have a material adverse effect on its business or the business of the Bank. Neither Bancorp nor the Bank has any material patents, trademarks, licenses, franchises, concessions and royalty agreements or labor contracts, other than the charter granted to the Bank by the OCC.

Available Information

Our website address is http://www.pnbdirectonline.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Form 10-K. Bancorp makes available free of charge on our website (under the links entitled “For Investors”, then “SEC filings” and then “Documents”), our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such reports with or furnish it to the SEC.  Because Bancorp is an electronic filer, such reports are filed with the SEC and are also available on their website (http://www.sec.gov). The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information about the Public Reference Room can be obtained by calling 1-800-SEC-0330.

Employees

As of December 31, 2009, Bancorp had 146 full-time employees and 9 part-time employees.  None of the employees of Bancorp is covered by a collective bargaining agreement.

Item 1A.       Risk Factors

The risks involved in Bancorp’s construction and commercial real estate loan portfolios are material.

Although Bancorp’s commercial real estate and construction loan portfolios have been, by design, significantly reduced in the past year, they still constitute material portions of the Bank’s assets and generally have more risk than residential mortgage loans.  Both commercial real estate and construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers as compared to single-family residential loans.  Construction loans are secured by the property under construction, the value of which is uncertain prior to completion.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and the related loan-to-value ratios.  Speculative construction loans involve additional risk because the builder does not have a contract for the sale of the property at the time of construction.

Because the repayment of commercial real estate and construction loans depends on the successful management and operation of the borrower’s properties or related businesses, repayments of such loans can be affected by adverse conditions in the real estate market or local economy as have been experienced in Bancorp’s market area.  The downturn in the real estate market within Bancorp’s market area has, and may continue to, adversely impact the value of properties securing these loans and the ability to sell foreclosed properties efficiently.

Real estate lending in Bancorp’s core Fairfield County, Connecticut market involves risks related to a decline in value of commercial and residential real estate.

The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. A significant portion of Bancorp’s total loan portfolio is secured by real estate located in Fairfield County, Connecticut and Westchester, County New York, areas historically of high affluence that have been materially impacted by the financial troubles experienced by large financial service companies on Wall Street in recent years.  Credit markets have become tight and underwriting standards more stringent, and the inability of purchasers of real estate to obtain financing may further weaken the real estate market.  Therefore, these loans may be subject to changes in grade, classification, accrual status, foreclosure, or loss which could have an effect on the adequacy of the allowance for loan losses.

Bancorp’s business is subject to various lending and other economic risks that could adversely impact Bancorp’s results of operations and financial condition.

Changes in economic conditions, particularly a continued economic slowdown in Fairfield County, Connecticut and the New York metropolitan area, could hurt Bancorp’s financial performance.  A further deterioration in economic conditions, in particular an economic slowdown within Fairfield County, Connecticut and/or the New York metropolitan area, could result in the following consequences, any of which may hurt the business of Bancorp materially:  loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Bank’s products and services may decline; and assets and collateral associated with the Bank’s loans, especially real estate, may decline in value, thereby reducing a customer’s borrowing power.  Beginning in 2007 and worsening through 2008 and 2009, the general economic conditions and specific business conditions in the United States including Fairfield County, Connecticut have deteriorated resulting in increases in loan delinquencies, problem assets and foreclosures and declines in the value and collateral associated with the Bank’s loans.  A prolonged period of economic recession or worsening of these adverse economic conditions may have a materially adverse effect on our results of operations and financial condition.

Bancorp is Subject to a Formal Agreement with the OCC

The Bank is subject to a formal agreement with the OCC entered into in February 2009.  The agreement provides for, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, commercial real estate loan concentration and the level of criticized assets, along with the augmentation of a profit plan and three-year capital program.  Additionally, the agreement provides for certain asset growth restrictions for a limited period of time. The Bank does not anticipate that these restrictions will impair its current business plan.  However, failure to comply with the provisions of the Agreement could result in more severe enforcement actions and further restrictions.

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

The recent adverse changes in economic and market conditions in the Bank’s market areas increase the risk that the allowance will become inadequate if borrowers continue to experience economic and other conditions adverse to their incomes and businesses. Maintaining the adequacy of the Bank’s allowance for loan losses may require that the Bank make significant and unanticipated increases in our provision for loan losses, which would materially affect our results of operations and capital adequacy.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control and these losses may exceed current estimates.  The current economic environment is uncertain and may result in additional risk of loan losses.

Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and assess the adequacy of the allowance for loan losses.  The regulatory agencies may require us to change classifications or grades on loans, increase the allowance for loan losses with additional provisions for loan losses and to recognize further loan charge-offs based upon their judgments, which may differ from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition.  During 2008 and 2009, the Bank significantly increased its allowance for loan losses based on management’s evaluation of the current economic crisis and its impact on the real estate market in the Bank’s market area.  While management believes that the allowance for loan losses is currently adequate to cover inherent losses, further loan deterioration could occur and therefore management cannot assure shareholders that there will not be a need to increase the allowance for loan losses or that the regulators will not require management to increase this allowance.  Either of these occurrences could materially and adversely affect Bancorp’s earnings and profitability.

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

Bancorp’s security portfolio is classified as available-for-sale, and is comprised of debt and mortgage-backed securities which are insured or guaranteed by U.S. government agencies and auction rate preferred equity securities. These securities are sensitive to interest rate fluctuations. Unrealized gains or losses in the available-for-sale portfolio for securities, other than those for which other-than-temporary impairment charges have been recorded, are reported as a separate component of shareholders’ equity. As a result, future interest rate fluctuations may impact shareholders’ equity, causing material fluctuations from quarter to quarter. The inability to hold its securities until maturity, or until payments are received on mortgage-backed securities, or until market conditions are favorable for a sale, could adversely affect Bancorp’s earnings and profitability.

Bancorp is dependent on its management team, and the loss of its senior executive officers or other key employees could impair its relationship with its customers and adversely affect its business and financial results.

Bancorp’s success is dependent upon the continued services and skills of its management team. The unexpected loss of services of one or more of these key personnel, without experienced and suitable replacements could have an adverse impact on Bancorp’s business because of their skills, knowledge of Bancorp’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

Bancorp is exposed to downturns in the U.S. economy, and particularly the local markets in which it operates in Connecticut and New York.  Declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored enterprises as well as major commercial and investment banks.  These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and the tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and generally widespread reductions in business activity.  The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected Bancorp’s business, financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions.  In particular:

•
We expect to face increased regulation of our industry, including several proposals that would dramatically change how the Bank is regulated.  Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities.  We cannot predict how large these costs will be or how expansive any such limitations will be.

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

•	Increasing consolidation of financial services companies as a result of current market conditions could have unexpected adverse effects upon our ability to compete effectively.

•	We have been required, and may continue to be required to pay significantly higher FDIC premiums.

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

Bancorp is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency as the Bank’s chartering authority, by the FDIC, as insurer of its deposits, and by the Federal Reserve Board as regulator of Bancorp.  Changes in state and federal banking laws and regulations or in federal monetary policies could adversely affect the Bank’s ability to maintain profitability and continue to grow and, in light of recent economic conditions, such changes are expected but cannot be predicted.  For example, new legislation or regulation could limit the manner in which Bancorp may conduct its business, including the Bank’s ability to obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.  One proposal would implement a new federal agency devoted to the rights of consumers that would regulate banks on a parallel track with banking regulatory authorities.  The laws, regulations, interpretations and enforcement policies that apply to Bancorp have been subject to significant, and sometimes retroactively applied, changes in recent years, and are likely to change significantly in the future.  Future legislation or government policy may also adversely affect the banking industry or Bancorp’s operations.

Changing regulation of corporate governance and public disclosure.

Laws, regulations and standards relating to corporate governance and public disclosure, SEC regulations and NASDAQ rules, have added to the responsibilities that companies, such as Bancorp, have. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could make compliance more difficult and result in higher costs. Bancorp is committed to maintaining high standards of corporate governance and public disclosure. As a result, Bancorp’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  Bancorp’s reputation may be harmed if it does not continue to comply with these laws, regulations and standards.

The earnings of financial institutions are significantly affected by general business and economic conditions.

As a financial institution, Bancorp’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond Bancorp’s control.  In recent years, the banking world has experienced unprecedented upheaval, including the failure of some of the leading financial institutions in the world.  Further deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Bank’s products and services, among other things, any of which could have a material adverse impact on Bancorp’s results of operations and financial condition and for which Bancorp cannot currently predict or implement plans to combat.

Item 1B.     Unresolved Staff Comments

Bancorp has no unresolved comments from the SEC staff.

Item 2.       Properties

Patriot National Bancorp Inc.’s corporate headquarters and main branch banking office is located at 900 Bedford Street in Stamford, Connecticut.  The building is leased by the Bank, as are its eighteen other branch banking offices, one loan origination office and additional administrative and operational office space.  The Bank also leases space at its main office for additional parking.  Lease commencement dates for office locations range from April 2003 to May 2008 and lease expiration dates fall between April 2010 and January 2022.  Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods.

The Bank has sublet and licensed excess space in two of its locations to an attorney.  See also “Item 12. Certain Relationships and Related Transactions.”  For additional information regarding the Bank’s lease obligations, see Note 9 to the Consolidated Financial Statements.

All leased properties are in good condition.

Item 3.       Legal Proceedings

Except as noted below, neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

On October 9, 2009, a complaint captioned PNBK Holdings LLC v. Patriot National Bancorp, Inc. and Patriot National Bank was filed in the United States District Court, Southern District of New York (the “Federal Litigation”).  PNBK Holdings LLC is a newly formed Delaware entity created to be an investment vehicle for an investor group led by Michael A. Carrazza (collectively, “Carrazza”).  Carrazza also filed a complaint with the State of Connecticut Superior Court – Stamford Judicial District on October 9, 2009 captioned PNBK Holdings LLC and Michael A. Carrazza v. Patriot National Bancorp, Inc. and Patriot National Bank (the “Connecticut Litigation”).

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

Following these events, Carrazza commenced the Federal Litigation and the Connecticut Litigation.  Bancorp vigorously defended against these actions and through settlement discussions with Carrazza, Carrazza again expressed its interest in Bancorp.  In late November 2009, Carrazza and Bancorp resumed negotiations.  On December 4, 2009, Carrazza and Bancorp entered into a Standstill Agreement pursuant to which the parties agreed to stop, temporarily and subject to the terms of the Standstill Agreement, the Connecticut Litigation.  On December 16, 2009, Bancorp and Carrazza executed the SPA.  Pursuant to the Standstill Agreement, upon execution of the SPA, the Company agreed to wire $400,000 (the “Escrowed Funds”) into an escrow account governed by the terms of a certain Escrow Agreement between Carrazza, the Company and a third party financial institution.  The Escrowed Funds will be released to Carrazza or the Company pursuant to the Escrow Agreement and the SPA, under which the Escrowed Funds will be released upon a non-appealable order or judgment from the Connecticut Superior Court, the Connecticut Appellate Court, or the Connecticut Supreme Court directing the release of the Escrowed Funds; the joint written agreement by Carrazza and the Company or as the result of the termination of the SPA.  As part of the execution of the SPA, the Federal Litigation was withdrawn with prejudice and the Connecticut Litigation is being held in abeyance.

The complaint filed by Carrazza in the Connecticut Litigation alleges, among other things, breach of the Letter of Intent, including a breach by Bancorp of the Letter of Intent’s exclusivity provision.  The Carrazza complaint seeks (a) compensatory damages; (b) the break-up fee payable under certain circumstances under the Letter of Intent (an amount equal to $100,000 plus certain out-of-pocket due diligence expenses of Carrazza (estimated by Carrazza as set forth in the Carrazza complaint to be in excess of $700,000)); (c) attorneys’ fees and costs of the action brought by the Carrazza complaint; and (d) a pre-judgment attachment securing the eventual judgment in Carrazza’s favor.   In connection with this action, Carrazza has filed an application for a pre-judgment attachment order in the amount of at least $990,000 against the Company’s property.

PART II

Item 5.       Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Bancorp Common Stock is traded on the NASDAQ Global Market under the Symbol “PNBK.”  On December 31, 2009, the last sale price for Bancorp Common Stock on the NASDAQ Global Market was $1.55.

The following table sets forth the high and low sales price and dividends per share of Bancorp Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Global Market.

	2009			2008
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$ 7.74	$ 2.13	$ -	$ 16.55	$ 14.01	$ 0.045
June 30	5.04	2.04	-	16.16	13.75	0.045
September 30	4.50	1.85	-	15.50	11.50	0.045
December 31	2.45	1.40	-	13.50	6.80	0.045

Holders

There were approximately 601 shareholders of record of Bancorp Common Stock as of December 31, 2009.  This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

Dividends

Bancorp’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to Bancorp.  Pursuant to the February 9, 2009 Agreement between the Bank and the Office of the Comptroller of the Currency, the Bank can pay dividends to Bancorp only pursuant to a dividend policy requiring compliance with the Bank's OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller.   In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to Bancorp in the form of cash dividends, loans or advances.  The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years.  As of December 31, 2009, the Bank had no retained earnings available for distribution to Bancorp as dividends.  The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.  The Federal Reserve Bank may also impose further dividend restrictions on the Bancorp.

Recent Sales of Unregistered Securities

During the fourth quarter of 2009, Bancorp did not have any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2009 there were no shares of Bancorp stock repurchased through the Stock Repurchase Program.  For additional information regarding the Company’s stock repurchase program, see Note 13 to the Consolidated Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, Bancorp did not have any securities authorized for issuance under equity compensation plans.

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

Comparison of Five Year Cumulative Total Return Among
Patriot National Bancorp, Inc., S & P 500 Index and NASDAQ Bank Index

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Patriot National Bancorp, Inc.	100.00	113.59	143.75	86.79	37.23	8.42
S & P 500	100.00	103.00	117.03	121.16	74.53	92.01
NASDAQ Bank Index	100.00	95.67	106.20	82.76	62.96	51.31

Item 6.     Selected Financial Data

	At or for the year ended December 31,
	2009	2008	2007	2006	2005

Operating Data:

Interest and dividend income	$ 42,968,080	$ 55,750,246	$ 51,862,157	$ 38,009,526	$ 25,148,701
Interest expense	24,359,828	28,539,067	27,767,310	18,069,648	10,269,625
Net interest income	18,608,252	27,211,179	24,094,847	19,939,878	14,879,076
Provision for loan losses	13,089,000	11,289,772	75,000	1,040,000	1,110,000
Noninterest income (loss)	2,946,480	(149,108)	2,233,915	2,359,149	3,229,037
Noninterest expense	30,131,588	25,947,905	22,038,836	17,576,872	14,634,487
Provision (benefit) for income taxes	2,213,750	(3,064,000)	1,537,000	1,267,000	957,000
Net (loss) income	(23,879,606)	(7,111,606)	2,677,926	2,415,155	1,406,626

Per Share Data:

Basic (loss) income per share	(5.02)	(1.50)	0.56	0.67	0.52
Diluted (loss) income per share	(5.02)	(1.50)	0.56	0.66	0.51
Dividends per share	-	0.180	0.180	0.175	0.155

Balance Sheet Data:

Cash and due from banks	97,535,593	4,286,233	2,760,246	3,868,670	7,220,577
Federal funds sold	10,000,000	20,000,000	11,000,000	27,000,000	6,500,000
Short-term investments	263,839	316,518	251,668	24,605,869	2,247,028
Investment securities	55,177,931	58,401,177	71,857,840	70,222,035	80,991,068
Loans, net	645,205,943	788,568,687	685,885,990	506,884,155	364,243,777
Total assets	866,416,921	913,358,978	807,530,254	645,982,795	470,641,162
Total deposits	761,334,292	784,821,351	672,399,409	561,451,664	419,075,288
Total borrowings	65,248,000	65,248,000	62,748,000	16,248,000	17,248,000
Total shareholders' equity	35,861,310	58,774,144	66,835,367	64,283,345	31,374,615

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies

Bancorp’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in this 2009 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the analysis of other-than-temporary-impairment for, and the valuation of, its investment securities, and the valuation of deferred tax assets, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results.  They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis.

Recent Economic Developments

There have been significant and historical disruptions in the financial system during the past two years and many lenders and financial institutions have reduced or ceased to provide funding to borrowers, including other lending institutions. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets.

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

The Federal Deposit Insurance Corporation (FDIC) insures deposits at FDIC-insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund.  Based on the Bank’s current capital classification, a higher level of FDIC insurance premiums is assessed.  In addition, the Bank paid a special assessment of $453,500 in the second quarter of 2009.  Special assessments were levied on all financial institutions.

The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2013. On November 21, 2008, the FDIC adopted the Final Rule implementing the Temporary Liquidity Guarantee Program (“TLGP”) inaugurated October 14, 2008.  The TLGP consists of two basic components: (1) the Debt Guarantee Program which guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies and (2) the Transaction Account Guarantee Program which guarantees certain non-interest bearing deposit transaction accounts, such as business payroll accounts, regardless of dollar amount.  The purpose of the TLGP was to provide an initiative to counter the system wide crisis in the nation’s financial sector by promoting financial stability by preserving confidence in the banking system and encourages liquidity in order to ease lending to creditworthy business and consumers.  The Bank is participating in the Transaction Account Guarantee portion of the TLGP and as a result, its non-interest bearing transaction deposit accounts and interest bearing transaction accounts paying 50 basis points or less will be fully insured through June 30, 2010.   Bancorp did not participate in the Debt Guarantee portion of the TLGP.

Summary

In a year of ongoing economic slowdown, financial disruption and market volatility, Bancorp reported a net loss of $23.9 million ($5.02 basic and diluted loss per share) for 2009 compared to a net loss of $7.1 million ($1.50 basic and diluted loss per share) for 2008.  This is the result of an increase of $11.4 million in the deferred tax asset valuation allowance and loan loss provision of $13.0 million.  Total assets ended the year at $866.4 million, which represents a decrease of $47.0 million from a record high of $913.4 million at December 31, 2008.  Management planned to reduce assets in 2009 to reduce exposures in certain loan concentrations and to maintain regulatory capital.

Net interest income for the year ended December 31, 2009 decreased $8.6 million, or 32%, to $18.6 million as compared to $27.2 million for the year ended December 31, 2008.  This is primarily reflective of the increased level of non-accrual loans and reduced interest margin.

Total assets decreased by 5% during the year as total loans decreased $143.4 million from $788.6 million at December 31, 2008 to $645.2 million at December 31, 2009. The available-for-sale securities portfolio decreased by $3.2 million, or 6%, to $48.8 million at December 31, 2009 as compared to $52.0 million at December 31, 2008.  Total deposits decreased $23.5 million to $761.3 million at December 31, 2009.  This is a result of management intentionally letting higher rate certificates of deposit mature.  FHLB advances are unchanged from December 31, 2008.  Shareholders’ equity decreased $22.9 million from $58.8 million at December 31, 2008 as compared to $35.9 million at December 31, 2009.  This is primarily the result of the 2009 net loss described above.  It is also reflective of an increase of $11.4 million in the deferred tax asset valuation allowance recorded in the third quarter.

FINANCIAL CONDITION

Assets

Bancorp’s total assets decreased $47.0 million, or 5%, from $913.4 million at December 31, 2008 to $866.4 million at December 31, 2009.  The reduction in total assets was primarily due to the $143.4 million decline in the loan portfolio, as Bancorp reduced the concentration in construction and commercial real estate loans.  Cash and due from banks increased $93.2 million and federal funds sold decreased $10.0 million, resulting in a net increase in cash and cash equivalents of $83.2 million when compared to December 31, 2008.

This increase is the result of management’s strategy to strengthen the Company’s liquidity position.

Investments

The following table is a summary of Bancorp’s investment portfolio at fair value at December 31 for the years shown.

	2009	2008	2007

U. S. Government Agency obligations	$ 5,108,500	$ 10,102,248	$ 16,924,648
U. S. Government Agency
mortgage-backed securities	40,503,458	37,998,569	41,325,870
Money market preferred equity securities	3,218,023	3,878,860	9,039,522
Federal Reserve Bank stock	1,839,650	1,913,200	1,911,700
Federal Home Loan Bank stock	4,508,300	4,508,300	2,656,100
Total Investments	$ 55,177,931	$ 58,401,177	$ 71,857,840

Total investments decreased $3.1 million, or 6%, primarily as a result of the $12.0 million in proceeds from calls of government agency bonds and redemptions of auction rate preferred equity securities, $19.9 million from proceeds from sales of mortgage-back securities and $7.3 million in principal payments on mortgage-backed securities, which were offset by $34.2 million in purchases of government agency bonds and mortgage-backed securities.

Bancorp performs a quarterly analysis of those securities that are in an unrealized loss position to determine if those losses qualify as other-than-temporary impairments.  This analysis considers the following criteria in its determination:  the ability of the issuer to meet its obligations, the impairment due to a deterioration in credit, management’s plans and ability to maintain its investment in the security, the length of time and the amount by which the security has been in a loss position, the interest rate environment, the general economic environment and prospects or projections for improvement or deterioration.

Management has made the determination that none of the Bank’s investment securities are other-than-temporarily impaired at December 31, 2009, and no impairment charges were recorded during the year ended December 31, 2009.

The following table presents the maturity distribution of available-for-sale investment securities at December 31, 2009 and the weighted average yield of the amortized cost of such securities.  The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  As mortgage-backed securities are not due at a single maturity date, they are included in the “No maturity” category in the following maturity summary.

		Over one	Over five				Weighted
	One year	through	through	Over ten			Average
	or less	five years	ten years	years	No maturity	Total	Yield

U. S. Government Agency
obligations	$ -	$ -	$ -	$ 5,176,712	$ -	$ 5,176,712	6.07%
U. S. Government Agency
mortgage-backed securities	-	-	-	-	40,428,810	40,428,810	3.88%
Money market preferred
equity securities	-	-	-	-	1,899,720	1,899,720	4.68%
Total	$ -	$ -	$ -	$ 5,176,712	$ 42,328,530	$ 47,505,242	4.15%
Weighted average yield	-	-	-	6.07%	3.92%	4.15%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2009:

	Amortized Cost	Fair Value

Available for sale securities:
U. S. Government Agency obligations	$ 5,176,712	$ 5,108,500
U. S. Government Agency mortgage-backed securities	40,428,810	40,503,458

Loans

The following table is a summary of Bancorp’s loan portfolio at December 31 for each of the years shown:

	2009	2008	2007	2006	2005

Real Estate
Commercial	$ 230,225,306	$ 262,570,339	$ 233,121,685	$ 166,799,341	$ 129,178,889
Residential	195,571,225	170,449,780	110,154,838	91,077,687	77,391,833
Construction	154,457,082	257,117,081	254,296,326	173,840,322	107,232,587
Construction to permanent	15,989,976	35,625,992	37,701,509	29,988,131	-
Commercial	19,298,505	33,860,527	27,494,531	23,997,640	15,591,818
Consumer installment	1,155,059	993,707	1,270,360	1,251,300	1,106,648
Consumer home equity	44,309,265	45,022,128	29,154,498	26,933,277	39,097,450
Total loans	661,006,418	805,639,554	693,193,747	513,887,698	369,599,225
Premiums on purchased loans	131,993	158,072	195,805	292,543	367,491
Net deferred fees	(138,350)	(981,869)	(1,830,942)	(1,665,654)	(1,134,604)
Allowance for loan losses	(15,794,118)	(16,247,070)	(5,672,620)	(5,630,432)	(4,588,335)
Loans, net	$ 645,205,943	$ 788,568,687	$ 685,885,990	$ 506,884,155	$ 364,243,777

Note:  As financing for construction to permanent projects became a more significant line of business for Bancorp, the presentation of loan information throughout this document reflects the breakout of construction to permanent loans from construction loans.  Loan information prior to 2006 has not been reclassified as construction to permanent financing was not as significant in earlier periods.

Bancorp’s net loan portfolio decreased $143.4 million, or 18%, to $645.2 million at December 31, 2009 from $788.6 million at December 31, 2008.  The decline in the loan portfolio was primarily as a result of a moratorium on new construction and commercial real estate loans.   Significant decreases in the portfolio include a $102.7 million decrease in construction loans, a $32.3 million decrease in commercial real estate loans, a $19.6 million decrease in construction to permanent loans and a $14.6 million decrease in commercial loans.  These decreases were partially offset by an increase of $25.1 million in residential real estate loans.  The decline in the loan portfolio in 2009 reflects the implementation of management’s strategic decision to reduce its concentration in speculative construction and commercial real estate lending.  During 2009, $98.4 million of construction loans paid off.  A component of this diversification included planned increases in owner-occupied residential real estate loans.  The decline in the portfolio is also reflective of the weakened demand for real estate based financing in Fairfield and New Haven Counties in Connecticut and the metropolitan New York area where the Bank primarily conducts its lending business.

At December 31, 2009, the net loan to deposit ratio was 85% and the net loan to asset ratio was 74%.  At December 31, 2008, the net loan to deposit ratio was 100%, and the net loan to asset ratio was 86%.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities of loans in Bancorp’s portfolio at December 31, 2009, by type of loan:

		Due after
	Due in	one year
	one year	through	Due after
(thousands of dollars)	or less	five years	five years	Total
Commercial real estate	$ 31,578	$ 47,701	$ 150,946	$ 230,225
Residential real estate	6,073	5,738	183,760	195,572
Construction loans	97,863	3,985	52,609	154,457
Construction to permanent loans	-	-	15,990	15,990
Commercial loans	9,715	4,187	5,397	19,298
Consumer installment	1,057	98	-	1,155
Consumer home equity	2,394	84	41,831	44,309
Total	$ 148,680	$ 61,793	$ 450,533	$ 661,006

Fixed rate loans	$ 19,112	$ 29,984	$ 15,093	$ 64,189
Variable rate loans	129,568	31,809	435,440	596,817
Total	$ 148,680	$ 61,793	$ 450,533	$ 661,006

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance for loan losses decreased slightly by $453,000 from December 31, 2008 to December 31, 2009 due to net charge-offs of $13.6 million after provisions of $13.1 million.

The allowance consists of allocated and general components.  The allocated component relates to loans that are considered impaired.  For such impaired loans, an allowance is established when the discounted cash flows (or observable market price or collateral value if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.  The Bank obtains current appraisals on all real estate and construction loans maturing in the coming four months, as well as for loans added to special mention. When a loan is placed on non-accrual status the loan is considered impaired. For collateral dependent loans, the appraised value is then reduced by estimated liquidation expenses and any senior liens and the result is compared to the principal loan balance to determine the impairment amount, if any. For loans that are not collateral dependent and for which a restructure is in place, the impairment is determined by using the discounted cash flow method which takes into account the difference between the original interest rate and the restructured rate.

The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.  In addition, a risk rating system is utilized to evaluate the general component of the allowance for loan losses.  Management assigns risk ratings to commercial and industrial loans, construction loans and commercial real estate loans assigning ratings between one and nine, with a rating of one being the least risk, and a rating of nine reflecting the most risk or a complete loss.  Risk ratings are assigned based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan.  Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and loan committee.

The allowance for loan losses reflects management’s estimate of probable but unconfirmed losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, unfavorable information about a borrower’s financial condition, delays in obtaining information, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  Loan quality control is continually monitored by management, subject to oversight by the board of directors through its members who serve on the Loan Committee.  Loan quality control is also reviewed by the full board of directors on a monthly basis.  In 2008, the Bank created an internal loan review position in addition to the semi-annual loan reviews performed by an external independent firm.  In 2009 the loan review position was expanded to a department of two employees.  Loan review reports on a quarterly basis to the Audit Committee.

The methodology for determining the adequacy of the allowance for loan losses has been consistently applied; however, in the future, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio, and prevailing internal and external factors including but not limited to current economic conditions and local real estate markets.

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the year ended December 31, 2009 of $13.1 million represents an increase of $1.8 million when compared to the provision of

$11.3 million for the year ended December 31, 2008.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the loan is well-secured and in process of collection.  Consumer installment loans are typically charged off no later than 180 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Management considers all non-accrual loans and certain restructured loans to be impaired.  In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered collection delays and the related loans are not considered to be impaired.  The Bank considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

Analysis of Allowance for Loan Losses

	2009	2008	2007	2006	2005
	(thousands of dollars)

Balance at beginning of period	$ 16,247	$ 5,673	$ 5,630	$ 4,588	$ 3,481
Charge-offs:
Commercial real estate	(2,380)	(708)	(32)	(1)	(3)
Residential real estate	(356)	-	-	-	-
Construction	(9,097)	-	-	-	-
Commercial	(468)	-	-	-	-
Consumer home equity	(1,378)	-	-	-	-
Consumer	(51)	(8)	-	-	-
Total charge-offs	(13,730)	(716)	(32)	(1)	(3)
Recoveries	188	1	-	3	-
Net (charge-offs) recoveries	(13,542)	(715)	(32)	2	(3)
Additions charged to operations	13,089	11,289	75	1,040	1,110
Balance at end of period	$ 15,794	$ 16,247	$ 5,673	$ 5,630	$ 4,588

Ratio of net (charge-offs) recoveries
during the period to average loans
outstanding during the period	(1.81%)	(0.09%)	(0.00%)	0.00%	(0.00%)

Ratio of ALLL / Gross Loans	2.39%	2.02%	0.82%	1.10%	1.24%

Allocation of the Allowance for Loan Losses

						Percent of loans in each
Balance at end of each	Amounts (thousands of dollars)						category to total loans
period applicable to:	2009	2008	2007	2006	2005	2009	2008	2007	2006	2005
Real Estate:
Commercial	$ 5,752	$ 4,843	$ 1,963	$ 1,943	$ 1,607	34.83%	32.59%	33.63%	32.46%	34.95%
Residential	1,575	1,417	296	245	511	29.59%	21.16%	15.89%	17.72%	20.94%
Construction	6,557	8,654	2,644	2,557	1,963	23.37%	31.91%	36.68%	33.83%	29.01%
Construction to permanent	93	264	391	441	-	2.42%	4.42%	5.44%	5.84%	0.00%
Commercial	521	471	271	290	164	2.92%	4.20%	3.97%	4.67%	4.22%
Consumer installment	47	28	30	31	10	0.17%	0.12%	0.18%	0.24%	0.30%
Consumer home equity	703	336	77	72	260	6.70%	5.59%	4.21%	5.24%	10.58%
Unallocated	546	234	1	51	73	N/A	N/A	N/A	N/A	N/A
Total	$ 15,794	$ 16,247	$ 5,673	$ 5,630	$ 4,588	100.00%	100.00%	100.00%	100.00%	100.00%

Non-Accrual, Past Due and Restructured Loans

The following table is a summary of non-accrual and past due loans at the end of each of the last five years.

	2009	2008	2007	2006	2005
	(thousands of dollars)

Loans delinquent over 90
days still accruing	$ 3,571	$ 337	$ 112	$ 1,897	$ 275
Non-accrual loans	113,537	80,156	3,832	2,904	1,935
	$ 117,108	$ 80,493	$ 3,944	$ 4,801	$ 2,210

% of Total Loans	17.72%	10.21%	0.57%	0.93%	0.60%
% of Total Assets	13.52%	8.81%	0.49%	0.74%	0.47%

Additional income on non-accrual
loans if recognized on an accrual
basis	$ 5,312	$ 2,854	$ 168	$ 141	$ 6

During 2009, 2008 and 2007, interest income collected and recognized on impaired loans was $424,745, $352,014 and $30,179, respectively.

At December 31, 2009, there were nine loans totaling $11.5 million that were considered as “troubled debt restructurings”, all of which are included in non-accrual and impaired loans, as compared to 11 loans totaling $16.7 million at December 31, 2008, of which eight loans totaling $12.4 million were included in non-accrual and impaired loans.  Loan modifications, which resulted in these loans being considered troubled debt restructurings, are primarily in the form of rate concessions.  Commitments to advance additional funds under modified terms for these loans total approximately $998,000.

Increases in non-accrual loans and troubled debt restructurings are attributable to the state of the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets.  Residents of Fairfield County, many of whom are associated with the financial services industry, have been affected by the impact of the economy on employment and real estate values.

The Company’s most recent impairment analysis resulted in identification of $113.5 million of impaired loans for which specific reserves of $3.9 million were required.  The $113.5 million of impaired loans at December 31, 2009 is comprised of exposure to fifty-eight borrowers.  Loans totaling $108.1 million that are collateral dependent are secured by residential or commercial real estate located within the Bank’s market area.  In all cases, the Bank has obtained current appraisal reports from independent licensed appraisal firms and reduced those values for estimated liquidation expenses to determine estimated impairment. Based on the Bank’s analysis for loan impairment, specific reserves totaling $3.8 million have been established for collateral dependent loans.  Impairment related to loans totaling $5.4 million has been measured based on discounted cash flow resulting in specific reserves of $102,000.  Such loans are also secured by real estate.  Of the $113.5 million of impaired loans at December 31, 2009, twenty borrowers with aggregate balances of $20.9 million continue to make loan payments and these loans are under 30 days past due as to payments.  Another 28 loans totaling $36.6 million are over 30 days but under 90 days past due as to payments.  In addition to the impaired loans, there are $68.9 million of loans for which management has a concern as to the ability of the borrower to comply with the present repayment terms.  These borrowers continue to make payments and these loans are less than 90 days past due at year end.  This exposure is comprised of thirty-five borrowers.

Loans delinquent over 90 days and still accruing aggregating $3.6 million are comprised of eleven loans which matured and are in the process of being renewed or awaiting payoff.

All potential problem loans are reviewed weekly by a board-level committee.

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $15.8 million, at December 31, 2009, which represents 2.39% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio.  At December 31, 2008, the allowance for loan losses was $16.2 million, or 2.02%, of gross loans outstanding.

Other Real Estate Owned

The following table is a summary of Bancorp’s other real estate owned as of December 31, 2009.  The Bank had no other real estate owned as of December 31, 2008.

December 31,
2009

Residential construction	$ 13,524,597
Commercial	4,934,896
Land	614,500

Other real estate owned	$ 19,073,993

The balance of other real estate owned at December 31, 2009 is comprised of nine properties that were obtained through loan foreclosure proceedings during the year ended December 31, 2009.

Deferred Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  Management has reviewed the deferred tax position of Bancorp at December 31, 2009.  The deferred tax position has been affected by several significant transactions in the past three years.  These transactions include increased provision for loan losses, the increasing levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, the Company is in a cumulative net loss position at December 31, 2009, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and accordingly has established a full valuation allowance totaling $12.2 million against its deferred tax asset at December 31, 2009.  The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset.  If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

At December 31, 2009, the deferred tax liability was approximately $503,000.  The change in this balance as compared to the year ended December 31, 2008 was the result of a full valuation allowance of $12.2 million being recorded in 2009.  At December 31, 2008, the deferred tax asset was $8.7 million.

Other Assets

Other assets increased by $8.0 million from $1.4 million at December 31, 2008 to $9.4 million at December 31, 2009.  This increase consists primarily of income taxes receivable from the $6.4 million benefit from the carryback of the tax net operating loss incurred during 2009.

Deposits

The following table is a summary of Bancorp’s deposits at December 31 for each of the years shown:

	2009	2008	2007

Non-interest bearing	$ 49,755,521	$ 50,194,400	$ 51,925,991

Interest bearing
Time certificates, less than $100,000	305,719,484	405,298,436	300,502,281
Time certificates, $100,000 or more	202,493,307	195,502,087	231,366,788
Money markets	112,017,987	68,241,790	34,880,837
Savings	69,766,296	46,040,086	34,261,389
NOW	21,581,697	19,544,552	19,462,123
Total interest bearing	711,578,771	734,626,951	620,473,418
Total deposits	$ 761,334,292	$ 784,821,351	$ 672,399,409

Total deposits decreased $23.5 million, or 3%, to $761.3 million at December 31, 2009.  Interest bearing deposits decreased $23.0 million, or 3%, to $711.6 million while non-interest bearing deposits decreased $439,000, or 1%, to $49.8 million at December 31, 2009.

Certificates of deposit decreased by $92.6 million, which represents a decrease of 15% when compared to last year.  Much of the decline is largely attributable to the $69.7 million, or 79%, decrease in the retail and wholesale CDARS deposits.  Certificates of deposit less than $100,000 decreased by $99.6 million, or 25%, mainly due to the maturity of higher rate certificates of deposit, which was offset by an increase of $7.0 million in certificates of deposit greater than $100,000.  Savings accounts increased $23.7 million or 52% as compared to last year, which is due primarily to a more competitively priced commercial savings product.  Demand deposits decreased $439,000 while NOW accounts increased $2.0 million.  Money market fund accounts increased $43.8 million or 64%.  The increase in money market accounts and decrease in certificates of deposit is attributable to customers refraining from locking into long-term rates in the current lower rate environment.  The growth in money markets is also attributable to depositors placing funds in FDIC-insured products during these uncertain economic times.  As mentioned earlier, the FDIC has also extended the increased level of insurance from $100,000 to $250,000 until December 31, 2013.

As of December 31, 2009, the Bank’s maturities of time deposits were:

	Less than	$100,000 or
	$100,000	greater	Totals
	(thousands of dollars)

Three months or less	$ 88,485	$ 56,841	$ 145,326
Four to six months	39,507	22,941	62,448
Seven months to one year	79,889	49,284	129,173
Over one year	97,839	73,427	171,266
Total	$ 305,720	$ 202,493	$ 508,213

Borrowings

Borrowings remain unchanged at $65.2 million at December 31, 2009 as compared to December 31, 2008.  Borrowings are comprised of $50 million in Federal Home Loan Bank Advances, $8.2 million in junior subordinated debentures and $7 million in securities sold under repurchase agreements.  The securities sold under repurchase agreements were utilized as an interest rate leveraging strategy.

The Bank had no short-term borrowings from the Federal Home Loan Bank outstanding at December 31, 2009 and 2008.  In addition, at December 31, 2009, the Bank has advances of $50.0 million from the Federal Home Loan Bank with maturities greater than one year.

Other

The aggregate cash surrender value of the bank-owned life insurance increased to $19.9 million at December 31, 2009 due to income earned of $725,000 for the year ended December 31, 2009.

The decrease in accrued interest receivable is due to decline in the investment securities and loan portfolios.

The decrease in premises and equipment is due to amortization associated with leasehold improvements, furniture and fixtures, and equipment.

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

	Distribution of Assets, Liabilities and Shareholder's Equity
	Interest Rates and Interest Differential and Rate Volume Variance Analysis (1)
	(thousands of dollars)
	2009			2008			2007			2009 vs. 2008 Fluctuations			2008 vs. 2007 Fluctuations
		Interest			Interest			Interest		Interest Income/Expense (3)			Interest Income/Expense (3)
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average	Due to Change in:			Due to Change in:
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans (2)	$ 750,127	$ 41,121	5.48%	$ 771,174	$ 52,484	6.81%	$ 598,525	$ 46,949	7.84%	$ (1,393)	$ (9,970)	$ (11,363)	$ 12,275	$ (6,740)	$ 5,535
Federal funds sold and
other cash equivalents	104,668	218	0.21%	12,435	325	2.61%	40,000	2,058	5.15%	435	(542)	(107)	(1,010)	(723)	(1,733)
Investments (4)	44,070	1,629	3.70%	63,199	2,941	4.65%	67,420	2,855	4.23%	(783)	(529)	(1,312)	(172)	258	86
Total interest earning assets	$ 898,865	$ 42,968	4.78%	$ 846,808	$ 55,750	6.58%	$ 705,945	$ 51,862	7.35%	(1,741)	(11,041)	(12,782)	11,093	(7,205)	3,888

Cash and due from banks	22,639			5,993			4,155
Allowance for loan losses	(16,689)			(7,575)			(5,613)
Other assets	43,447			37,209			19,813
Total Assets	$ 948,262			$ 882,435			$ 724,300

Interest bearing liabilities:
Time certificates	$ 592,724	$ 18,828	3.18%	$ 568,717	$ 23,561	4.14%	$ 483,918	$ 24,811	5.13%	$ 953	$ (5,686)	$ (4,733)	$ 3,965	$ (5,215)	$ (1,250)
Savings accounts	59,103	1,120	1.89%	40,252	992	2.46%	30,657	747	2.44%	392	(264)	128	229	16	245
Money market accounts	106,091	1,917	1.81%	54,321	1,229	2.26%	38,526	699	1.81%	973	(285)	688	242	288	530
NOW accounts	21,582	156	0.72%	21,044	186	0.88%	26,612	267	1.00%	5	(35)	(30)	(52)	(29)	(81)
FHLB advances	50,003	1,699	3.40%	57,716	1,726	2.99%	11,174	511	4.57%	(215)	188	(27)	1,448	(233)	1,215
Subordinated debt	8,248	331	4.01%	8,248	536	6.50%	8,248	691	8.38%	-	(205)	(205)	-	(155)	(155)
Other borrowings	7,000	309	4.41%	7,005	309	4.41%	927	41	4.42%	-	-	-	268	-	268
Total interest bearing liabilities	$ 844,751	$ 24,360	2.88%	$ 757,304	$ 28,539	3.77%	$ 600,062	$ 27,767	4.63%	2,108	(6,287)	(4,179)	6,100	(5,328)	772

Demand deposits	47,810			53,380			52,992
Accrued expenses and
and other liabilities	3,810			4,502			5,441
Shareholder's equity	51,891			67,250			65,805
Total liabilities and equity	$ 948,262			$ 882,435			$ 724,300

Net interest income		$ 18,608			$ 27,211			$ 24,095		$ (3,849)	$ (4,754)	$ (8,603)	$ 4,993	$ (1,877)	$ 3,116
Interest margin			2.07%			3.21%			3.41%
Interest spread			1.90%			2.81%			2.72%

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years 2009 and 2008

For the year ended December 31, 2009, Bancorp recorded a loss of $23.9 million ($5.02 basic and diluted loss per share), as compared to 2008 when Bancorp reported a net loss of $7.1 million ($1.50 basic and diluted loss per share).  For the year ended December 31, 2009, Bancorp had a pre-tax loss of $21.7 million with a tax provision of $2.2 million as compared to a pre-tax loss of $10.2 million with a tax benefit of $3.1 million for the year ended December 31, 2008.

Interest and dividend income decreased $12.8 million, or 23%, to $43.0 million in 2009 as compared to 2008 when interest and dividend income was $55.8 million.  The decline in interest income on loans is primarily the result of a significant increase in the level of non-accrual loans and lower rates on loans.  Interest income on investments decreased due to decreases in rates and a decline in the average balance of investments outstanding.

Interest expense decreased $4.2 million, or 15%, to $24.4 million in 2009 compared to $28.5 million in 2008.  The decrease in interest expense is primarily a result of the decrease in interest rates paid partially offset by an increase in the average balance of interest bearing liabilities.  The decrease in interest rates was driven primarily by the planned reduction in higher rate certificates of deposit.

Noninterest income was $2.9 million in 2009 as compared to a loss of $149,000 in 2008.  The change is due largely to the impairment charges in 2008 of $1.1 million that were recorded for a FHLMC auction rate preferred equity security and $2.1 million relating to other auction rate preferred equity securities.

Noninterest expenses for 2009 totaled $30.1 million, which represents an increase of $4.2 million, or 16%, over the prior year. The increase in noninterest expenses is a result of a $2.4 million increase in expenditures relating to professional fees and other outside services, which largely pertain to the significant increase in non-performing assets, regulatory matters and capital raising efforts.  In addition to these expenses was a $2.4 million increase in FDIC and OCC regulatory assessments.

The following are measurements relating to Bancorp’s earnings:

	2009	2008	2007

(Loss) return on average assets	(2.52%)	(0.81%)	0.37%
(Loss) return on average equity	(46.02%)	(10.62%)	4.07%
Dividend payout ratio	N / A	N / A	32.14%
Average equity to average assets	5.47%	7.59%	9.09%
Basic and diluted (loss) income per share	$ (5.02)	$ (1.50)	$ 0.56

Interest income and expense

Bancorp’s net interest income decreased $8.6 million, or 32%, to $18.6 million in 2009 from $27.2 million in 2008.  Despite an increase in average earning assets of $52.1 million, or 6%, Bancorp’s interest income decreased by $12.8 million, or 23%, from $55.8 million in 2008 to $43.0 million in 2009. Average loans outstanding decreased $21.0 million, or 3%, and there was a decline in the yield on loans of 133 basis points due to increased non-accrual loans and a lower rate environment.  The income on investments decreased due to lower volume and lower yields during 2009.  This resulted in a decrease in interest income of $1.3 million.  The average balances of federal funds sold and short-term investments increased $92.2 million to $104.7 million for 2009 as compared to $12.4 million for 2008 due to short-term liquidity receiving a higher yield than what was being paid in federal funds sold.

Total average interest bearing liabilities increased by $87.4 million, or 12%.  Average balances of certificates of deposit increased $24.0 million, or 4%.  Average balances in savings accounts increased $18.9 million, or 47%, which is reflective of Bancorp providing a competitively priced commercial statement savings product.  Average money market accounts increased $51.8 million, or 95%, which is a result of the significant growth in consumer money market accounts.  The increase in money market accounts is attributable to customers refraining from locking into long-term rates in the current lower rate environment.  The growth is also attributable to depositors placing funds in FDIC-insured products during these uncertain economic times.  The FDIC has also extended the increased level of insurance from $100,000 to $250,000 until December 31, 2013.  Average FHLB advances decreased $7.7 million, or 13%.  Total interest expense decreased $4.2 million, or 15%, from $28.5 million in 2008 to $24.4 million in 2009.  Interest expense on certificates of deposit decreased $4.7 million and the cost of funds for this portfolio decreased from 4.14% in 2008 to 3.18% in 2009.  This is primarily the result of the maturity of higher rate certificates of deposit.  Decreases in the average balances outstanding of FHLB advances resulted in a corresponding decrease in interest expense of $27,000.  The cost of funds for the FHLB advances increased from 2.99% in 2008 to 3.40% in 2009 due to lower rate advances paying off.  The decrease in the index to which the junior subordinated debt interest rate is tied resulted in a decline in interest expense of $205,000, or 38%.

Management regularly reviews loan and deposit rates and attempts to price Bancorp’s products competitively.  Bancorp tracks its mix of asset/liability maturities and strives to maintain a reasonable match.  Performance ratios are reviewed monthly by management and the Board and are used to set strategies.

Provision for loan losses

The increased provision for the current year was based on the higher level of non-accrual and past due loans, and management’s assessment of the impact of changes in the national, regional and local economic and business conditions have had on the Bank’s loan portfolio.  There continues to be major displacement in the national and global credit markets.  The secondary mortgage market continues to be impacted by economic events.  These macro issues have impacted local real estate markets.  It appears the local real estate prices have stabilized and market activity has increased.  The Bank continues to maintain conservative underwriting standards including low loan to value ratio guidelines.

An analysis of the changes in the allowance for loan losses is presented under the discussion entitled “Allowance for Loan Losses.”

Non-interest income

Non-interest income improved $3.1 million from a loss of $149,000 in 2008 to $2.9 million of income in 2009.  The increase is due primarily to the fact that impairment charges of $1.1 million were recorded in 2008 for a FHLMC auction rate preferred equity security and $2.1 million relating to other auction rate preferred equity securities.  During 2009, there were increases in gains/redemption of investment securities of $451,000 and activity based deposit fees and service charges of $34,000.  These were partially offset by lower revenue from the Bank-owned life insurance of $217,000, other income of $148,000, loan origination and processing fees of $123,000 and a reduction in mortgage brokerage referral fee income of $70,000.

Non-interest expenses

Non-interest expenses increased $4.2 million, or 16%, from $25.9 million in 2008 to $30.1 million in 2009.  Salaries and benefits decreased $213,000, or 2%, in 2009 compared to 2008, due primarily to lower performance-based compensation. Occupancy and equipment expenses increased $131,000, or 2%, from $5.5 million in 2008 to $5.6 million in 2009.  This increase is due primarily to additional administrative and operational offices.  For the year ended December 31, 2009, data processing increased $87,000, or 7%, to $1.4 million from $1.3 million for the year ended December 31, 2008.   Regulatory assessments increased $2.4 million from $726,000 for the year ended December 31, 2008 to $3.2 million for the year ended December 31, 2009; most of this increase is due to the increase in the assessment rates for the FDIC and OCC deposit insurance premiums.  Professional and other outside services increased $2.2 million from $1.8 million for the year ended December 31, 2008 to $4.0 million for the year ended December 31, 2009.  This is due primarily to an increase in external and internal audit fees and legal fees relating to the significant increase in non-performing assets.  In addition, the increase relates to an increased amount of expenditures relating to consulting fees, which largely pertain to the significant increase in non-performing assets, regulatory matters and capital raising efforts.  Other real estate operations expenses increased $794,000 for the year ended December 31, 2009 from $0 for the year ended December 31, 2008.  This increase is due to expenses incurred by the Bank relating to nine properties obtained through loan foreclosure proceedings during the year ended December 31, 2009.

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

During the year ended December 31, 2009, Bancorp established a full valuation allowance against the net deferred tax asset, which resulted in an increase to the valuation allowance of $11.4 million.  The possibility of further loan losses and higher cost levels associated with carrying nonperforming assets, coupled with Bancorp’s losses beginning in the third quarter of 2008, creates sufficient uncertainty regarding the Company’s ability to realize these deferred tax assets.  In future periods, if it becomes more likely that these assets can be utilized, Bancorp may reverse some or all of the valuation allowance.  Evidence to substantiate reversing the allowance would include sustained profitability.

Comparison of Results of Operations for the years 2008 and 2007

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

The following are measurements relating to Bancorp’s earnings:

	2008	2007	2006

(Loss) return on average assets	(0.81)	0.37%	0.44%
(Loss) return on average equity	(10.62)	4.07%	5.97%
Dividend payout ratio	N / A	32.14%	26.12%
Average equity to average assets	7.59%	9.09%	7.41%
Basic income per share	$ (1.50)	$ 0.56	$ 0.67
Diluted income per share	$ (1.50)	$ 0.56	$ 0.66

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

Non-interest expenses

Non-interest expenses increased $3.9 million, or 18%, in 2008 from $22.0 million in 2007 to $25.9 million in 2008.  A significant portion of the increase in noninterest expense was due to a $1.4 goodwill impairment charge recorded in the fourth quarter.  Salaries and benefits increased $241,000, or 2%, in 2008 compared to 2007, due primarily to higher costs relating to branch openings in 2007 offset by lower performance-based compensation. Occupancy and equipment expenses increased $1.1 million or 24% from $4.5 million in 2007 to $5.5 million in 2008.  This increase is due primarily to the opening of one new branch location in 2008 along with the full year impact of the six branches opened during 2007, as well as additional administrative and operational offices.  For the year ended December 31, 2008 data processing increased $173,000 or 15% to $1.3 million from $1.1 million for the year ended December 31, 2007; this increase is due primarily to increases in bank service charges and item processing and correspondent banking charges.  Regulatory assessments increased $143,000, or 24%, from $583,000 for the twelve months ended December 31, 2007 to $726,000 for the twelve months ended December 31, 2008; most of this increase is due to the increase in the assessment rates for the FDIC deposit insurance premiums.  Professional and other outside services increased $355,000 from $1.4 million for the twelve months ended December 31, 2007 to $1.8 million for the twelve months ended December 31, 2008.  This is due primarily to an increase in legal fees of $185,000 and audit and accounting fees of $266,000.

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

LIQUIDITY

Bancorp’s liquidity position was 18% and 8% at December 31, 2009 and 2008, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover increases in its loan portfolio and downward fluctuations in deposit accounts.  Management believes Bancorp’s short-term assets have sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

At December 31, 2009, cash and cash equivalents and securities classified as available-for-sale were $107.8 million and $48.8 million, respectively.  In addition to Federal Home Loan Bank advances outstanding at December 31, 2009, the Bank had the ability to borrow an additional $160.0 million from the Federal Home Loan Bank of Boston, which included a $2.0 million overnight line of credit.  At December 31, 2009 the Bank had $50.0 million in Federal Home Loan Bank advances, none of which were under the overnight line of credit.

The following table presents Bancorp’s contractual obligations as of December 31, 2009:

		Less than	One to	Three to	Over five
	Total	one year	three years	five years	years

Certificates of deposit	$ 508,212,791	$ 336,946,484	$ 107,218,035	$ 64,048,272	$ -
Junior subordinated debt owed to
unconsolidated trust	8,248,000	-	-	-	8,248,000
FHLB Advances	50,000,000	-	10,000,000	20,000,000	20,000,000
Securities sold under agreements
to repurchase	7,000,000	-	-	-	7,000,000
Operating lease obligations	16,812,581	2,843,498	5,513,546	4,362,620	4,092,917

Total contractual obligations	$ 590,273,372	$ 339,789,982	$ 122,731,581	$ 88,410,892	$ 39,340,917

OFF-BALANCE SHEET ARRANGEMENTS

The following table presents Bancorp’s off-balance sheet commitments as of December 31, 2009.  These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower.  Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements.

Future loan commitments	$ 3,378,751
Unused lines of credit	34,569,144
Undisbursed construction loans	17,682,552
Financial standby letters of credit	1,112,600

Total commitments	$ 56,743,047

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios for each of the years shown:

	December 31,
	2009	2008	2007

Total Risk-Based Capital	8.58%	10.27%	12.17%
Tier 1 Risk- Based Capital	7.22%	9.01%	11.30%
Leverage Capital	4.72%	7.23%	9.42%

The following table illustrates the Bank’s regulatory capital ratios for each of the years shown:

	December 31,
	2009	2008	2007

Total Risk-Based Capital	8.58%	10.22%	12.03%
Tier 1 Risk- Based Capital	7.22%	8.96%	11.15%
Leverage Capital	4.72%	7.19%	9.30%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  Based on the above ratios, the Bank is considered to be “adequately capitalized” at December 31, 2009 under applicable regulations.  To be considered “adequately capitalized,” an institution must generally have a leverage capital ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%.  However, the OCC has the discretion to require increased capital levels.

Management continuously assesses the adequacy of the Bank’s capital. Management’s strategic and capital plans contemplate various alternatives to raise additional capital to support and strengthen the Bank’s capital levels.  Bancorp has engaged various financial advisors to assist the Bank in this process.  As described previously, on December 16, 2009, Bancorp and Carrazza executed the SPA whereby Carrazza is expected to invest up to $50 million in Bancorp in 2010.

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

The exposure to interest rate risk is monitored by the Management Asset and Liability Committee consisting of senior management personnel. The Committee meets on a monthly basis, but may convene more frequently as conditions dictate.  The Committee reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. This Committee reports to the Board of Directors on a monthly basis regarding its activities.  In addition to the Management Asset Liability Committee, there is a Board Asset and Liability Committee (“ALCO”), which meets quarterly.  ALCO monitors the interest rate risk analyses, reviews investment transactions during the period and determines compliance with Bank policies.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation.  The calculations use projected repricings of assets and liabilities at December 31, 2009 and 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	December 31,
	Points	Risk Guidelines	2009	2008

Gap percentage total		+/- 10%	3.98%	2.51%

Net interest income	200	+/- 10%	4.67%	-1.32%
	-200	+/- 10%	5.12%	-0.54%

Net portfolio value	200	+/- 20%	-8.93%	-12.48%
	-200	+/- 20%	-7.42%	5.40%

When comparing 2009 to 2008, Bancorp experienced a 6% increase in average interest-earning assets while net interest income decreased by 32%, which is primarily reflective of the significant increase in non-performing assets.  The reduction in the interest margin of 114 basis points between 2008 and 2009 is a result of the increase in non-accrual loans which negatively impacted interest income by $5.3 million, higher levels of liquidity and a much lower rate environment.

Bancorp’s interest rate risk position was within guidelines in all categories at December 31, 2009.  The interest rate risk position is monitored on an ongoing basis and management reviews strategies to maintain all categories within guidelines.

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

Net Interest Income and Economic Value
Summary Performance

December 31, 2009
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	20,750	925	4.67%	49,704	(4,872)	-8.93%
+ 100	20,113	288	1.45%	51,762	(2,814)	-5.16%
BASE	19,825	-	-	54,576	-	-
- 100	20,557	732	3.69%	54,945	369	0.68%
- 200	20,841	1,016	5.12%	50,525	(4,051)	-7.42%

December 31, 2008
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	22,609	(302)	-1.32%	67,804	(9,668)	-12.48%
+ 100	22,745	(166)	-0.73%	72,462	(5,010)	-6.47%
BASE	22,911			77,472
- 100	22,927	16	0.07%	80,422	2,950	3.81%
- 200	22,788	(123)	-0.54%	81,658	4,186	5.40%

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

Item 8.       Financial Statements and Supplementary Data

The consolidated balance sheets of Bancorp as of December 31, 2009 and December 31, 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, together with the report thereon of McGladrey & Pullen, LLP dated March 15, 2010, are included as part of this Form 10-K in the “Financial Report” following page 61 hereof.

The following table presents selected quarterly financial information (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009:
Interest income	$ 12,359,234	$ 10,998,963	$ 9,983,932	$ 9,625,951
Interest expense	6,830,950	6,595,455	5,983,941	4,949,482
Net interest income	5,528,284	4,403,508	3,999,991	4,676,469
Provision for loan losses	1,600,000	5,956,000	1,453,000	4,080,000
Noninterest income	1,022,654	666,597	617,707	639,522
Noninterest expenses	6,305,899	7,446,962	7,535,346	8,843,381
(Loss) before income taxes	(1,354,961)	(8,332,857)	(4,370,648)	(7,607,390)
Provision (benefit) for income taxes	(258,000)	(3,696,000)	9,565,000	(3,397,250)
Net loss	$ (1,096,961)	$ (4,636,857)	$ (13,935,648)	$ (4,210,140)

Net income (loss) per common share:
Basic and diluted	$ (0.23)	$ (0.98)	$ (2.93)	$ (0.88)

2008:
Interest income	$ 14,298,676	$ 14,524,245	$ 13,473,165	$ 13,454,160
Interest expense	8,150,666	7,397,678	6,370,263	6,620,460
Net interest income	6,148,010	7,126,567	7,102,902	6,833,700
Provision for loan losses	477,000	1,068,000	3,000,000	6,744,772
Noninterest income	753,739	761,014	(303,564)	(1,360,297)
Noninterest expenses	6,222,082	6,370,342	5,996,420	7,359,061
Income (loss) before income taxes	202,667	449,239	(2,197,082)	(8,630,430)
Provision (benefit) for income taxes	52,000	53,000	(288,000)	(2,881,000)
Net income (loss)	$ 150,667	$ 396,239	$ (1,909,082)	$ (5,749,430)

Net income (loss) per common share:
Basic and diluted	$ 0.03	$ 0.08	$ (0.40)	$ (1.21)

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on that assessment, management concluded that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report appearing on page 53, which expresses an unqualified opinion of the Company’s internal control over financial reporting as of December 31, 2009.

McGladrey & Pullen
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Shareholders and Board of Directors
Patriot National Bancorp, Inc. and Subsidiary

We have audited Patriot National Bancorp, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Patriot National Bancorp and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion, and included an emphasis paragraph relating to an uncertainty as to the Company’s ability to continue as a going concern.

/S/ McGladrey & Pullen, LLP

New Haven, Connecticut
March 15, 2010

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to Bancorp’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2010 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2009.

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

2.1
Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated December 17, 2009).

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

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3.2 to Bancorp’s Current Report on Form 8-K dated December 26, 2007 (Commission File No. 1-32007)).

4	Intentionally deleted

10(a)(1)
2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

Exhibit No.	Description

10(a)(3)	Intentionally deleted.

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

Date:  March 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Angelo De Caro	March 15, 2010
Angelo De Caro, Chairman, Chief Executive	Date
Officer and Director

/s/ Robert F. O’Connell	March 15, 2010
Robert F. O’Connell	Date
Senior Executive Vice President,
Chief Financial Officer and Director

/s/ Todd C. Scaccia	March 15, 2010
Todd C. Scaccia	Date
Vice President & Controller

/s/ John J. Ferguson	March 15, 2010
John J. Ferguson	Date
Director

/s/ John A. Geoghegan	March 15, 2010
John A. Geoghegan	Date
Director

Form 10 K – Signatures continued

/s/ L. Morris Glucksman	March 15, 2010
L. Morris Glucksman	Date
Director

/s/ Charles F. Howell	March 15, 2010
Charles F. Howell	Date
Director

/s/ Michael F. Intrieri	March 15, 2010
Michael F. Intrieri	Date
Director

/s/ Raymond B. Smyth	March 15, 2010
Raymond B. Smyth	Date
Director

/s/ Philip W. Wolford	March 15, 2010
Philip W. Wolford	Date
Director

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

FINANCIAL REPORT
DECEMBER 31, 2009 and 2008

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	2
Consolidated statements of operations	3
Consolidated statements of shareholders’ equity	4
Consolidated statements of cash flows	5 - 6
Notes to consolidated financial statements	7 - 52

McGladrey & Pullen
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Shareholders and Board of Directors
Patriot National Bancorp, Inc. and Subsidiary

We have audited the consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 16 to the financial statements, the Company has incurred net losses for the years ended December 31, 2009 and 2008, and in addition, in February 2009, the Company’s subsidiary, Patriot National Bank (the “Bank”), entered into a formal written agreement with its primary regulator which required the Bank to develop and maintain a capital plan.  As a result of these losses, the Company and the Bank are no longer considered “well capitalized” for regulatory capital purposes.  Although the Company and the Bank are considered to be “adequately capitalized” at December 31, 2009, if losses continue and the executed Stock Purchase Agreement described in Note 16 does not close, the Company and the Bank could be in noncompliance with regulatory capital requirements.  The uncertainty of the Company’s and the Bank’s ability to maintain compliance with regulatory capital requirements raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 16.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patriot National Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ McGladrey & Pullen, LLP

New Haven, Connecticut
March 15, 2010

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
	2009	2008
ASSETS
Cash and due from banks (Note 2):
Noninterest bearing deposits and cash	$ 19,465,521	$ 3,045,708
Interest bearing deposits	78,070,072	1,240,525
Federal funds sold	10,000,000	20,000,000
Short-term investments	263,839	316,518
Cash and cash equivalents	107,799,432	24,602,751

Available for sale securities (at fair value) (Note 3)	48,829,981	51,979,677
Federal Reserve Bank stock	1,839,650	1,913,200
Federal Home Loan Bank stock (Note 8)	4,508,300	4,508,300
Loans receivable (net of allowance for loan losses: 2009: $15,794,118
2008: $16,247,070) (Notes 4 and 17)	645,205,943	788,568,687
Accrued interest and dividends receivable	3,236,252	4,556,755
Premises and equipment, net (Notes 5 and 9)	6,595,727	7,948,501
Deferred tax asset, net (Note 10)	-	8,680,075
Goodwill and other intangible assets (Note 11)	69,108	85,896
Cash surrender value of life insurance (Note 12)	19,859,732	19,135,105
Other real estate owned (Note 6)	19,073,993	-
Other assets	9,398,803	1,380,031
Total assets	$ 866,416,921	$ 913,358,978

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Notes 7 and 17):
Noninterest bearing deposits	$ 49,755,521	$ 50,194,400
Interest bearing deposits	711,578,771	734,626,951
Total deposits	761,334,292	784,821,351

Repurchase agreements (Note 8)	7,000,000	7,000,000
Federal Home Loan Bank borrowings (Note 8)	50,000,000	50,000,000
Junior subordinated debt owed to unconsolidated trust (Note 8)	8,248,000	8,248,000
Accrued expenses and other liabilities	3,973,319	4,515,483
Total liabilities	830,555,611	854,584,834

Commitments and Contingencies (Notes 8, 9 and 15)

Shareholders' equity (Notes 13 and 16)
Preferred stock, no par value; 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; 2009 shares
issued 4,774,432; outstanding 4,762,727; 2008 shares issued 4,755,114;	9,548,864	9,510,228
outstanding 4,743,409
Additional paid-in capital	49,651,534	49,634,337
Accumulated deficit	(24,000,400)	(119,886)
Less: Treasury stock at cost: 2009 and 2008 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive income (loss) - net unrealized gain (loss)
on available for sale securities, net of taxes	821,337	(90,510)
Total shareholders' equity	35,861,310	58,774,144

Total liabilities and shareholders' equity	$ 866,416,921	$ 913,358,978

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007
	2009	2008	2007
Interest and Dividend Income
Interest and fees on loans	$ 41,121,342	$ 52,484,054	$ 46,948,772
Interest on investment securities	1,335,283	2,324,817	2,153,886
Dividends on investment securities	293,735	803,704	1,667,587
Interest on federal funds sold	37,546	129,475	1,079,233
Other interest income	180,174	8,196	12,679
Total interest and dividend income	42,968,080	55,750,246	51,862,157

Interest Expense
Interest on deposits	22,021,255	25,968,124	26,524,400
Interest on Federal Home Loan Bank borrowings	1,698,712	1,725,699	511,027
Interest on subordinated debt	331,309	535,659	690,696
Interest on other borrowings	308,552	309,585	41,187
Total interest expense	24,359,828	28,539,067	27,767,310

Net interest income	18,608,252	27,211,179	24,094,847

Provision for Loan Losses (Note 4)	13,089,000	11,289,772	75,000

Net interest income after provision for loan losses	5,519,252	15,921,407	24,019,847

Noninterest Income (Loss)
Mortgage brokerage referral fees	167,854	237,933	736,195
Loan application, inspection and processing fees	214,334	355,526	212,896
Fees and service charges	1,025,258	990,843	839,311
Loss on impaired investment securities	-	(3,167,285)	-
Gain on sale of investment securities	434,334	-	-
Gain on redemption of investment securities	16,880	-	5,000
Earnings on cash surrender value of life insurance	724,627	941,421	193,684
Other income	363,193	492,454	246,829
Total noninterest income (loss)	2,946,480	(149,108)	2,233,915

Noninterest Expenses
Salaries and benefits (Notes 9 and 14)	11,879,544	12,092,917	11,851,598
Occupancy and equipment expense, net	5,657,908	5,526,910	4,457,770
Data processing	1,373,489	1,285,989	1,113,276
Advertising and promotional expenses	280,567	814,374	713,246
Professional and other outside services	4,021,330	1,755,896	1,401,290
Loan administration and processing expenses	519,412	303,338	195,408
Regulatory assessments	3,165,722	725,613	582,897
Insurance expense	762,766	144,946	126,164
Other real estate operations (Note 6)	793,781	-	(152,009)
Other operating expenses	1,677,069	1,932,431	1,749,196
Goodwill impairment (Note 11)	-	1,365,491	-
Total noninterest expenses	30,131,588	25,947,905	22,038,836

(Loss) income before income taxes	(21,665,856)	(10,175,606)	4,214,926

(Provision) benefit for Income Taxes (Note 10)	(2,213,750)	3,064,000	(1,537,000)

Net (loss) income	$ (23,879,606)	$ (7,111,606)	$ 2,677,926

Basic and diluted (loss) income per share (Note 13)	$ (5.02)	$ (1.50)	$ 0.56

Dividends per share	$ -	$ 0.180	$ 0.180

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2009, 2008 and 2007

						Accumulated
	Number of		Additional	Retained		Other
	Outstanding	Common	Paid-in	Earnings	Treasury	Comprehensive
	Shares	Stock	Capital	(Accumulated Deficit)	Stock	Income (Loss)	Total

Balance at December 31, 2006	4,739,494	$ 9,478,988	$ 49,463,307	$ 6,022,012	$ -	$ (680,962)	$ 64,283,345

Comprehensive income
Net income	-	-	-	2,677,926		-	2,677,926
Unrealized holding gain on available for
sale securities, net of taxes (Note 18)	-	-	-	-		627,462	627,462
Total comprehensive income							3,305,388

Dividends ($0.180 per share)	-	-	-	(853,878)		-	(853,878)

Issuance of capital stock (Note 13)	7,350	14,700	85,812	-		-	100,512

Balance, December 31, 2007	4,746,844	9,493,688	49,549,119	7,846,060	-	(53,500)	66,835,367

Comprehensive loss
Net loss	-	-	-	(7,111,606)		-	(7,111,606)
Unrealized holding loss on available for
sale securities, net of taxes (Note 18)	-	-	-	-		(37,010)	(37,010)
Total comprehensive loss							(7,148,616)

Dividends ($0.180 per share)	-	-	-	(854,340)		-	(854,340)

Treasury Stock
Stock purchased under buyback	(11,705)				(160,025)		(160,025)

Issuance of capital stock (Note 13)	8,270	16,540	83,943				100,483

Other			1,275				1,275

Balance, December 31, 2008	4,743,409	9,510,228	49,634,337	(119,886)	(160,025)	(90,510)	58,774,144

Comprehensive loss
Net loss	-	-	-	(23,879,606)		-	(23,879,606)
Unrealized holding gain on available for
sale securities, net of taxes (Note 18)	-	-	-	-		911,847	911,847
Total comprehensive loss							(22,967,759)

Issuance of capital stock (Note 13)	19,318	38,636	17,197				55,833

Other			-	(908)			(908)

Balance, December 31, 2009	4,762,727	$ 9,548,864	$ 49,651,534	$ (24,000,400)	$ (160,025)	$ 821,337	$ 35,861,310

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash Flows from Operating Activities
Net (loss) income	$ (23,879,606)	$ (7,111,606)	$ 2,677,926
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Amortization and accretion of investment premiums and discounts, net	157,727	131,456	181,727
Amortization and accretion of purchase loan premiums and discounts, net	26,079	37,732	96,738
Amortization of core deposit intangible	16,788	17,688	18,576
Provision for loan losses	13,089,000	11,289,772	75,000
Gain on sale of investment securities	(434,334)	-	-
Loss on impaired investment securities	-	3,167,285	-
Impairment of goodwill	-	1,365,491	-
Gain on sale of other real estate owned	-	-	(86,473)
Gain on redemption of investment security	(16,880)	-	(5,000)
Depreciation and amortization of premises and equipment	1,660,803	1,632,985	1,211,775
Payment of fees to directors in common stock	55,833	49,932	49,961
Earnings on cash surrender value of life insurance	(724,627)	(941,421)	(193,684)
Loss on disposal of bank premises and equipment	156	46	3,035
Deferred income taxes	8,624,602	(5,869,368)	(258,035)
Change in assets and liabilities:
(Decrease) increase in deferred loan fees	(843,519)	(849,073)	165,288
Decrease (increase) in accrued interest and dividends receivable	1,320,503	19,263	(1,033,845)
Increase in other assets	(8,018,772)	(437,887)	(9,667)
(Decrease) increase in accrued expenses and other liabilities	(832,112)	(1,031,841)	1,547,361
Net cash (used in) provided by operating activities	(9,798,359)	1,470,454	4,440,683

Cash Flows from Investing Activities
Purchases of available for sale securities	(34,265,081)	(18,366,036)	(14,947,542)
Proceeds from sale of available for sale securities	19,852,541	-	-
Proceeds from redemptions of available for sale securities	12,000,000	19,000,000	3,005,000
Principal repayments on available for sale securities	7,326,444	11,317,968	12,580,945
Cash received in conjunction with branch acquisition	-	-	-
Purchase of Federal Reserve Bank stock	(1,500)	(1,500)	-
Purchase of Federal Home Loan Bank stock	-	(1,852,200)	(1,438,900)
Proceeds from repurchase of excess stock by the Federal Reserve Bank	75,050	-	-
Net decrease (increase) in loans	112,017,191	(113,161,128)	(179,338,861)
Capital improvements to other real estate owned	-	-	(156,700)
Proceeds from sale of other real estate owned	-	-	1,077,515
Purchase of life insurance	-	-	(18,000,000)
Purchases of premises and equipment	(308,185)	(1,775,967)	(5,329,514)
Net cash provided by (used in) investing activities	116,696,460	(104,838,863)	(202,548,057)

Cash Flows from Financing Activities
Net increase (decrease) in demand, savings and money market deposits	69,100,673	43,490,488	(9,960,503)
Net (decrease) increase in time certificates of deposit	(92,587,732)	68,931,454	120,908,248
Net increase in FHLB borrowings	-	2,500,000	39,500,000
Increase in borrowings under repurchase agreements	-	-	7,000,000
Proceeds from issuance of common stock	-	50,551	50,551
Other	(908)	1,275	-
Payment under stock buyback program	-	(160,025)	-
Dividends paid on common stock	(213,453)	(854,497)	(853,547)
Net cash (used in) provided by financing activities	(23,701,420)	113,959,246	156,644,749

Net increase (decrease) in cash and cash equivalents	83,196,681	10,590,837	(41,462,625)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash and cash equivalents
Beginning	24,602,751	14,011,914	55,474,539

Ending	$ 107,799,432	$ 24,602,751	$ 14,011,914

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$ 24,348,048	$ 28,340,521	$ 27,654,868

Income taxes	$ 1,216,134	$ 1,816,392	$ 1,607,055

Supplemental Disclosure of Noncash Investing and Financing
Activities
Unrealized holding gains (losses) on available for sale securities
arising during the period	$ 1,470,721	$ (59,692)	$ 1,012,035

Accrued dividends declared on common stock	$ -	$ 213,453	$ 213,608

Transfer of loans to other real estate owned	$ 19,073,993	$ -	$ -

See Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

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

On March 11, 2003, the Company formed Patriot National Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company, and on March 26, 2003, the first series of trust preferred securities were issued.  In accordance with generally accepted accounting principles, the Trust is not included in the Company’s consolidated financial statements.

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

Principles of consolidation and basis of financial statement presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiary, PinPat Acquisition Corporation, and have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry.  All significant intercompany balances and transactions have been eliminated.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the balance sheet date and reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

allowance for loan losses, the valuation of investment securities and deferred tax assets, and the evaluation of investment securities for impairment.

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standard Board’s (“FASB”) single source of authoritative U.S. accounting and reporting standards applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  The adoption of this ASC topic changed the applicable citations and naming conventions used when referencing generally accepted accounting principles.

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

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment.  This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities.  The recent guidance replaced the “intent and ability” indication in prior guidance by specifying that (a) if the Company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When the Company does not intend to sell the security, and it is

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

more-likely-than-not the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections discounted at the applicable original yield of the security.  The adoption of the other-than-temporary impairment accounting guidance had no impact on the Company’s consolidated financial statements.

Prior to the adoption of the recent accounting guidance on April 1, 2009, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considered (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loans receivable

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for unearned income, the allowance for loan losses, and any unamortized deferred fees or costs.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Interest income is accrued based on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the loan is well-secured and in process of collection.  Consumer installment loans are typically charged off no later than 180 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Company's real estate loans are collateralized by real estate located principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York, and accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in regional real estate market conditions.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components.  The allocated component relates to loans that are considered impaired.  For such impaired loans, an allowance is established when the discounted cash flows (or collateral value if the loan is collateral dependent or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.  In addition, a risk rating system is utilized to evaluate the general component of the allowance for loan losses.  Under this system, management assigns risk

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

ratings between one and nine to commercial and industrial loans, construction loans and commercial real estate loans.  Risk ratings are assigned based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan.  Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and the loan committee.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Impaired loans also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer installment loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Loan brokerage activities

The Company receives loan brokerage fees for soliciting and processing conventional loan applications on behalf of permanent investors.  Brokerage fee income is recognized upon closing of loans for permanent investors.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

In June 2009, the FASB issued guidance which modifies certain guidance relating to transfers and servicing of financial assets.  This guidance eliminates the concept of qualifying special purpose entities, provides guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets and requires additional disclosures.  This guidance is effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Other real estate owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in operations.  Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral.  Gains or losses are included in noninterest expenses upon disposal.

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

Goodwill and other intangible assets

Goodwill and other intangible assets with indefinite lives represent the cost in excess of net assets of businesses acquired and are not subject to amortization.  Other identified intangible assets with finite lives consist of a core deposit intangible recorded in connection with a branch acquisition and is amortized over its estimated useful life.  The Company’s goodwill and other intangible assets are tested for impairment annually, or more frequently under prescribed conditions.

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

The Company recognizes a benefit from its tax positions only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

The periods subject to examination for the Company’s Federal returns are the tax years 2004 through 2008.  The periods subject to examination for the Company’s significant state return, which is Connecticut,

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

are the tax years 2006 through 2008.  The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements.  As a result, no reserve for uncertain income tax positions has been recorded.

The Company’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

Related party transactions

Directors and officers of the Company and the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons and entities will continue to have such transactions in the future.  Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with other customers who are not directors or officers.  In the opinion of management, the transactions with related parties did not involve more than normal risks of collectability or favored treatment or terms, or present other unfavorable features.  Note 17 contains details regarding related party transactions.

(Loss) Income per share

Basic (loss) income per share represents income available to common stockholders and is computed by dividing net income or loss by the weighted-average number of common shares outstanding.  Diluted (loss) income per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance unless such assumed issuance in antidilutive.  Potential common shares that may be issued by the Company relate to any stock options and warrants that may be outstanding, and are determined using the treasury stock method.

Treasury shares are not deemed outstanding for (loss) income per share purposes.

Stock compensation plans

The Company accounts for share-based compensation transactions at fair-value and recognizes the related expense in the consolidated statements of operations.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

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

Segment reporting

The Company’s only business segment is Community Banking.  During the years ended 2009, 2008 and 2007, this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment.

Fair value

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in certain instances, there are no quoted market prices for certain assets or liabilities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

Fair value measurements focus on exit prices in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.

The Company’s fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  The three categories within the hierarchy are as follows:

o	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

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

Prior to 2009, the fair value guidance only pertained to financial assets and liabilities.  In January 2009, the provisions of the fair value accounting guidance became effective for nonfinancial assets and liabilities.  The Company adopted these provisions in 2009.

In April 2009, the FASB issued guidance which addressed concerns that fair value measurements emphasized the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active.   This guidance relates to the following: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b).  The Company adopted this new guidance in 2009, and the adoption had no impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued guidance which amends the existing guidance related to Fair Value Measurements and Disclosures.  The amendments will require the following new fair value disclosures:

♦	Separate disclosure of the significant transfers in and out of Level 1 and Level 2 fair value measurements, and a description of the reasons for the transfers.

♦
In the rollforward of activity for Level 3 fair value measurements (significant unobservable inputs), purchases, sales, issuances, and settlements should be presented separately (on a gross basis rather than as one net number).

In addition, the amendments clarify existing disclosure requirements, as follows:

♦	Fair value measurements and disclosures should be presented for each class of assets and liabilities within a line item in the statement of financial position.

♦
Reporting entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures included in the rollforward of activity for Level 3 fair value measurements, for which the effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

See Note 19 for additional information regarding fair value.

Subsequent events

In May 2009, the FASB issued guidance relating to accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This guidance defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The guidance became effective for the Company during the year ended December 31, 2009.  The Company has evaluated subsequent events through the date these financial statements were issued.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Note 2.	Restrictions on Cash and Due From Banks

The Company is required to maintain reserves against its transaction accounts and non-personal time deposits.  At December 31, 2009 there was no reserve requirement as compared to December 31, 2008 when the Bank was required to have cash and liquid assets of approximately $75,000 to meet these requirements.  In addition, at December 31, 2009 and 2008, the Company was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes.

Note 3.	Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available-for-sale securities at December 31, 2009 and 2008 are as follows:

2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agency obligations	$5,176,712	$-	$(68,212)	$5,108,500
U.S. Government agency mortgage-backed securities	40,428,810	241,520	(166,872)	40,503,458
	45,605,522	241,520	(235,084)	45,611,958
Money market preferred equity securities	1,899,720	1,318,303	-	3,218,023
	$47,505,242	$1,559,823	$(235,084)	$48,829,981

2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agency obligations	$10,000,000	$102,248	$-	$10,102,248
U. S. Government agency mortgage-backed securities	38,246,799	231,766	(479,996)	37,998,569
	48,246,799	334,014	(479,996)	48,100,817
Money market preferred equity securities	3,878,860	-	-	3,878,860
	$52,125,659	$334,014	$(479,996)	$51,979,677

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2009 and 2008:

2009	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agency
obligations	$5,108,500	$(68,212)	$-	$-	$5,108,500	$(68,212)
U.S. Government agency mortgage-backed securities	19,548,726	(159,918)	759,207	(6,954)	20,307,933	(166,872)
Totals	$24,657,226	$(228,130)	$759,207	$(6,954)	$25,416,433	$(235,084)

2008	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agency obligations
U.S. Government agency	$-	$-	$-	$-	$-	$-
mortgage-backed securities	14,593,894	(317,703)	5,527,631	(162,293)	20,125,525	(479,996)
Totals	$14,593,894	$(317,703)	$5,527,631	$(162,293)	$20,125,525	$(479,996)

At December 31, 2009, six securities had unrealized losses with aggregate depreciation of 0.9% from the amortized cost.  There were no securities with unrealized losses greater than 5% of amortized cost.

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest changes on debt and mortgage-backed securities issued by U.S. Government agencies.  Management considers the issuers of the securities to be financially sound, and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

During 2008, management determined that the following investments had other-than-temporary impairment for which charges were recorded:

•
Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) – $1,050,000.  As a result of actions taken on September 7, 2008 by the United States Treasury Department and the Federal Housing Finance Agency with respect to placing Freddie Mac into receivership, the Company’s investment in FHLMC preferred equity securities was deemed to be other-than-temporarily impaired and a write-down of $1,050,000 was recorded during the third quarter of 2008.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

•
Other Auction Rate Preferred Securities – $2,100,000.  The Company had investments in six auction rate preferred securities of companies primarily in the financial services sector.  The illiquidity in the auction rate market during 2008 resulted in significant declines in market value for these investments.  As management was unable to predict near term prospects for recovery of these securities, impairment charges totaling $2,100,000 were recorded during the fourth quarter of 2008.

At December 31, 2009 and 2008, available-for-sale securities with a carrying value of $1,950,000 and $4,534,000, respectively, were pledged to secure obligations under municipal deposits.  At December 31, 2009 and 2008, available-for-sale securities with a carrying value of $9,392,000 and $8,976,000, respectively, were pledged to secure securities sold under agreements to repurchase.

The amortized cost and fair value of available-for-sale debt securities at December 31, 2009 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Maturity:
Over 10 years	$5,176,712	$5,108,500
Mortgage-backed securities	40,428,810	40,503,458
Total	$45,605,522	$45,611,958

During 2009, there were six sales of available-for-sale securities, which resulted in the Company recognizing proceeds from the sales of $19,852,541 and gains of $434,334.  During 2008 and 2007, there were no sales of available-for-sale securities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Note 4.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at December 31, 2009 and 2008 is as follows:

	2009	2008

Real estate:
Commercial	$230,225,306	$262,570,339
Residential	195,571,225	170,449,780
Construction	154,457,082	257,117,081
Construction to permanent	15,989,976	35,625,992
Commercial	19,298,505	33,860,527
Consumer installment	1,155,059	993,707
Consumer home equity	44,309,265	45,022,128
Total loans	661,006,418	805,639,554

Premiums on purchased loans	131,993	158,072
Net deferred loan fees	(138,350)	(981,869)
Allowance for loan losses	(15,794,118)	(16,247,070)
Loans receivable, net	$645,205,943	$788,568,687

The changes in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Balance, beginning of year	$16,247,070	$5,672,620	$5,630,432
Provision for loan losses	13,089,000	11,289,772	75,000
Recoveries of loans
previously charged-off	187,647	904	-
Loans charged-off	(13,729,598)	(716,226)	(32,812)
Balance, end of year	$15,794,118	$16,247,070	$5,672,620

At December 31, 2009 and 2008, the unpaid principal balances of loans delinquent 90 days or more and still accruing were approximately $3,571,000 and $337,000, respectively, and the unpaid principal balances of loans placed on non-accrual status and considered impaired were $113,537,114 and $80,155,913, respectively.  Construction loans comprise approximately $51,200,000 of the $113,537,114 in non-accrual loans at December 31, 2009, for which specific reserves of approximately $2,600,000 are recorded.  In most cases, and based on the strength of the borrower, the Company requires construction loan borrowers to maintain interest reserve accounts which are restricted.  Approved interest reserve amounts remaining on construction loans outstanding aggregated approximately $5,700,000 at December 31, 2009, of which

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

approximately $2,300,000 are held in restricted accounts and approximately $3,400,000 represents approved, interest reserve amounts not yet drawn against the approved loan commitment amounts.  In addition, at December 31, 2009 balances in restricted interest reserve accounts related to impaired construction loans total of approximately $491,000 with remaining amounts to be drawn against the loan commitment amounts of approximately $63,000.

The following information relates to impaired loans as of and for the years ended December 31, 2009 and 2008:

	2009	2008

Impaired loans receivable for which there is a related allowance for credit losses	$30,968,602	$42,535,777

Impaired loans receivable for which there is no related allowance for credit losses	$82,568,512	$37,620,136

Allowance for credit losses related to impaired loans	$3,942,012	$4,211,954

At December 31, 2009, there were 9 loans totaling $11.5 million that were considered as “troubled debt restructurings”, all of which are included in non-accrual and impaired loans, as compared to 11 loans totaling $16.7 million at December 31, 2008, of which eight loans totaling $12.4 million are included in non-accrual and impaired loans.  Loan modifications, which resulted in these loans being considered troubled debt restructurings, are primarily in the form of rate concessions.  Commitments to advance additional funds under troubled debt restructured loans total approximately $998,000 at December 31, 2009.

If impaired loans had been performing in accordance with their original terms, the Company would have recorded $5,312,327, $2,854,253 and $168,076, respectively, of additional income during the years ended December 31, 2009, 2008 and 2007, respectively.

During 2009, 2008 and 2007, interest income collected and recognized on impaired loans was $424,745, $352,014 and $30,179, respectively.  The average recorded investment in impaired loans for the years ending December 31, 2009, 2008 and 2007 were $105,309,710, $14,788,497 and $3,149,223, respectively.  Once a borrower is in default the Company is under no obligation to advance additional funds on unused commitments.

The Company's lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York.  The Company grants commercial real estate loans, commercial business loans and a variety of consumer loans.  In addition, the Company had granted loans for the construction of residential homes, residential developments and for land development projects.  A moratorium on all construction loans was instituted by management in July 2008.  All residential and commercial mortgage loans are collateralized by first or second mortgages on

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

real estate.  The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market.  Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 75% of the market value of the collateral at the date of the credit extension depending on the Company's evaluation of the borrowers' creditworthiness and type of collateral.  In the case of construction loans, the maximum loan-to-value was 65% of the “as completed” market value.  The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted.  Real estate is the primary form of collateral.  Other important forms of collateral are accounts receivable, inventory, other business assets, marketable securities and time deposits.  While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower's ability to generate continuing cash flows on all loans not related to construction.

Note 5.	Premises and Equipment

At December 31, 2009 and 2008, premises and equipment consisted of the following:

	2009	2008

Construction in progress	$-	$614,393
Leasehold improvements	7,984,334	7,413,636
Furniture, equipment and software	6,100,927	5,772,969
	14,085,261	13,800,998
Less: accumulated depreciation and amortization	(7,489,534)	(5,852,497)
	$6,595,727	$7,948,501

For the years ended December 31, 2009, 2008 and 2007, depreciation and amortization expense related to premises and equipment totaled $1,660,803, $1,632,985 and $1,211,775, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Note 6.	Other Real Estate Operations

At December 31, 2009, the Company had other real estate owned of $19,073,993; at December 31, 2008 the Company had no other real estate owned. For the year ended December 31, 2009, amounts charged to operations for other real estate owned totaled $793,781.  There were no amounts charged to operations for 2008 and income of $152,009 was included in 2007.  A summary of other real estate operations for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Expenses of holding other real estate owned	$ 837,781	$ -	$ 26,395
Gain on sale of other real estate owned	-	-	(86,473)
Rental income from other real estate owned	(44,000)	-	(91,931)
Expense (income) from other real estate operations	$ 793,781	$ -	$ (152,009)

Note 7.	Deposits

At December 31, 2009 and 2008, deposits consisted of the following:

	2009	2008

Noninterest bearing	$49,755,521	$50,194,400
Interest bearing:
Time certificates, less than $100,000	305,719,484	405,298,436
Time certificates, $100,000 or more	202,493,307	195,502,087
Money market	112,017,987	68,241,790
Savings	69,766,296	46,040,086
NOW	21,581,697	19,544,552
Total interest bearing	711,578,771	734,626,951
Total deposits	$761,334,292	$784,821,351

Included in time certificates are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $18,871,451 and $88,605,324 at December 31, 2009 and 2008, respectively.  These are considered brokered deposits.  Pursuant to the Agreement described in Note 16, the level of deposits accepted from Bank customers, and the Bank’s participation in the CDARS program as an issuer of deposits to customers of other banks in the CDARS program, may not exceed 10% of total deposits.

Interest expense on certificates of deposit in denominations of $100,000 or more was $7,131,275, $9,315,084 and $10,387,253 for the years ended December 31, 2009, 2008 and 2007, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Contractual maturities of time certificates of deposit as of December 31, 2009 are summarized below:

Due within:
1 year	$336,946,484
1-2 years	95,938,632
2-3 years	11,279,403
3-4 years	29,248,008
4-5 years	34,800,264
$508,212,791

Note 8.	Borrowings

Federal Home Loan Bank borrowings

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB").  At December 31, 2009, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities delivered under collateral safekeeping to the FHLB at the time of the borrowing.  The additional amount available under this agreement as of December 31, 2009 was $158,000,000.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  In addition, the Company has a $2,000,000 available line of credit with the FHLB.  At December 31, 2009 and 2008, there were no advances outstanding under this line of credit.  At December 31, 2009 and 2008, other outstanding advances from the FHLB aggregated $50,000,000 at interest rates ranging from 2.49% to 3.94%.

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a percentage of its outstanding mortgage loans and contracts secured by residential properties, including mortgage-backed securities.  The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment in accordance with relevant accounting guidance.  In accordance with this guidance, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines.  The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following:  (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB.

The FHLB has incurred losses in the recent two years and has suspended the payment of dividends and excess stock redemptions.  The losses are primarily attributable to the impairment of investment securities associated with the extreme economic conditions in place over the last two years.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing.  Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB stock continue to exchange hands at the $100 par value.

Repurchase agreements

At both December 31, 2009 and 2008, the Company had $7,000,000 of securities sold under agreements to repurchase bearing interest at a fixed rate of 4.3475%.

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

Trust preferred securities currently qualify for up to 25% of the Company’s Tier I Capital, with the excess qualifying as Tier 2 Capital.  On March 1, 2005, the Federal Reserve Board of Governors, which is the banking regulator for the Holding Company, approved final rules that allowed for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital, subject to new, stricter limitations, which became effective March 31, 2009 and had no impact on the Company.

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities.  The subordinated debentures, which bear interest at the three-month LIBOR plus 3.15% (3.40063% at December 31, 2009), mature on March 26, 2033.  Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures.  Interest is still being accrued and charged to operations.  The Company may only defer the payment of interest until March, 2014, and all accrued interest must be paid prior to or at completion of the deferment period.

The duration of the Trust is 30 years, with an early redemption feature at the Company’s option on a quarterly basis starting March 26, 2008.  The trust securities also bear interest at the three month LIBOR plus 3.15%.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Maturity of borrowings

The contractual maturities of the Company’s borrowings at December 31, 2009, by year, are as follows:

	Fixed	Floating
	Rate	Rate	Total

2010	$ -	$ -	$ -
2011	-	-	-
2012	10,000,000	-	10,000,000
2013	20,000,000	-	20,000,000
2014	-	-	-
Thereafter	27,000,000	8,248,000	35,248,000
Total borrowings	$ 57,000,000	$ 8,248,000	$ 65,248,000

Note 9.	Commitments and Contingencies

Operating leases

The Company has non-cancelable operating leases for its main office, eighteen other branch banking offices and additional space for administrative and operational activities.  Under these lease agreements, the Company is required to pay certain executory costs such as insurance and property taxes.  The Company also leases parking space under a non-cancelable operating lease agreement and certain equipment under cancelable and non-cancelable arrangements.

Future minimum rental commitments under the terms of these leases by year and in the aggregate, are as follows:

Years Ending December 31,	Amount

2010	$2,843,498
2011	2,854,588
2012	2,658,958
2013	2,317,882
2014	2,044,738
Thereafter	4,092,917
$16,812,581

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Total rental expense, which is charged to operations on a straight line basis, for cancelable and non-cancelable operating leases was $3,347,551, $3,266,307 and $2,636,257 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company subleases excess space at three locations.  Income from subleases included in noninterest expense was $37,735, $35,973 and $54,330 for the years ended December 31, 2009, 2008 and 2007, respectively.

Employment Agreements

President’s Agreement

Effective January 1, 2007, after the expiration of a previous employment agreement the Company and the Bank entered into a new employment agreement (the “Agreement”) with the Bank’s President and Chief Executive Officer that expired on December 31, 2009.  The Agreement provided for, among other things, a stipulated base salary for each of the three years covered by the Agreement and a discretionary annual bonus to be determined by the Board of Directors.  He continues in his positions as President and Vice Chairman of the Company and President and CEO of the Bank.

The Company and the Bank have entered into a change of control agreement with the President that entitles the President to a lump sum payment of two and one-half times the greater of the President’s base salary at the time or total compensation for the most recently completed fiscal year at the time of the change in control.  This agreement is substantially similar to those described below for other executive officers.

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

In addition, four other executive officers of the Company have change of control agreements that entitle such officers to receive up to two and one-half times the greater of the officer’s base salary at the time or total compensation for the most recently completed fiscal year if a change of control occurs while such officers are full time officers of the Company or within six months following termination of employment other than for cause or by reason of death or disability.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Legal Matters

Except as noted below, neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

On October 9, 2009, a complaint was filed against Bancorp and the Bank in the United States District Court, Southern District of New York (“Federal Litigation”).  A complaint also was filed that same day with the State of Connecticut Superior Court – Stamford Judicial District (the “Connecticut Litigation”).  Both cases were brought by  PNBK Holdings LLC, a newly formed Delaware entity created to be an investment vehicle for an investor group led by Michael A. Carrazza (collectively, “Carrazza”).

Both cases derive from Carrazza’s expressed interest in acquiring a controlling interest in Bancorp.   Carrazza commenced the Federal Litigation and the Connecticut Litigation in furtherance of this interest.   On December 4, 2009, Carrazza and Bancorp entered into a Standstill Agreement pursuant to which the parties agreed to stop, temporarily and subject to the terms of the Standstill Agreement, the Connecticut Litigation so as to negotiate a Stock Purchase Agreement (“SPA”).  On December 16, 2009, Bancorp and Carrazza executed the SPA.  Pursuant to the Standstill Agreement the Company paid $400,000 (the “Escrowed Funds”) into an escrow account.  The Federal Litigation was withdrawn with prejudice and the Connecticut Litigation is being held in abeyance.  The Escrowed Funds will be released to Carrazza upon certain defined circumstances. If the Connecticut Litigation were revived and Carrazza were to prevail in the revived action, Bancorp and/or the Bank could be required to pay additional damages; the Connecticut Litigation is unlikely to be revived should the transaction contemplated by the SPA be completed.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Note 10.	Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Current
Federal	$ (6,410,852)	$ 1,954,300	$ 1,335,303
State	-	851,478	459,732
Total	(6,410,852)	2,805,778	1,795,035

Deferred
Federal	6,333,524	(4,739,525)	(208,350)
State	2,291,078	(1,130,253)	(49,685)
Total	8,624,602	(5,869,778)	(258,035)

Provision (benefit) for income taxes	$ 2,213,750	$ (3,064,000)	$ 1,537,000

A reconciliation of the anticipated income tax (benefit) provision (computed by applying the statutory Federal income tax rate of 34% to the income (loss) before income taxes) to the income tax (benefit) provision as reported in the statements of operations for the years ended December 31, 2009, 2008 and 2007 is as follows:
	2009	2008	2007

(Benefit) provision for income taxes at
statutory Federal rate	$ (7,366,400)	$ (3,459,700)	$ 1,433,100
State taxes, net of Federal benefit	(1,072,500)	(522,300)	231,800
Dividends received deduction	(70,100)	(118,000)	(122,600)
Nondeductible expenses	26,700	40,700	56,300
Amortization of goodwill	-	(11,300)	(11,100)
Goodwill impairment	-	397,600	-
Change in cash surrender value
of life insurance	(282,200)	(366,700)	(77,400)
Increase in valuation allowance	11,386,236	824,000	-
Other	(407,986)	151,700	26,900
Total provision (benefit) for income taxes	$ 2,213,750	$ (3,064,000)	$ 1,537,000

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

At December 31, 2009 and 2008, the components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	2009	2008

Deferred tax assets:
Allowance for loan losses	$ 6,151,809	$ 6,328,234
Nonaccrual interest	2,069,151	1,188,953
Investment impairment charges	1,227,083	1,233,658
Investment securities	-	55,473
Premises and equipment	635,261	553,232
Accrued expenses	201,825	139,913
State NOL carry forward benefit estimate	970,567	-
Federal NOL carry forward benefit estimate	387,522	-
Federal AMT benefit estimate	408,662	-
Other	145,760	32,944
Gross deferred tax assets	12,197,640	9,532,407
Valuation allowance	(12,210,236)	(824,000)
Deferred tax assets, net of
valuation allowance	(12,596)	8,708,407

Deferred tax liabilities
Tax bad debt recapture	-	28,332
Investment securities	(503,401)	-
Other	(12,596)	-
Gross deferred tax liabilities	(515,997)	28,332
Deferred tax (liability) asset, net	$ (503,401)	$ 8,680,075

The net deferred tax liability at December 31, 2009 is included in accrued expenses and other liabilities in the consolidated balance sheet.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

The allocation of the deferred tax provision (benefit) items charged to operations and items charged directly to equity for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Deferred tax provision (benefit) allocated to equity	$ 558,874	$ (22,683)	$ 384,573

Deferred tax provision (benefit) allocated to operations	8,624,602	(5,869,368)	(258,035)

Total deferred tax provision (benefit)	$ 9,183,476	$ (5,892,051)	$ 126,538

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  Management has reviewed the deferred tax position of Bancorp at December 31, 2009.  The deferred tax position has been affected by several significant transactions in the past three years.  These transactions include increased provision for loan losses, the increasing levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, the Company is in a cumulative net loss position at December 31, 2009, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and accordingly has established a full valuation allowance totaling $12.2 million against its deferred tax asset at December 31, 2009.  The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset.  If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Note 11.	Goodwill and other intangible assets

The changes in the carrying amount of goodwill and core deposit intangibles for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Goodwill:
Balance as of January 1,	$ -	$ 1,365,491	$ 1,365,491
Goodwill Impairment	-	1,365,491	-
Balance as of December 31,	-	-	1,365,491

Core Deposit Intangible:
Balance as of January 1,	85,896	103,584	122,160
Amortization expense	16,788	17,688	18,576
Balance as of December 31,	69,108	85,896	103,584

Total goodwill and other intangible assets	$ 69,108	$ 85,896	$ 1,469,075

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $16,788, $17,688 and $18,576, respectively.  Expected future amortization expenses are as follows:

Years Ending December 31,	Amount

2010	$15,903
2011	15,012
2012	14,122
2013	13,231
2014	10,840
$69,108

During the fourth quarter of 2008, the Company’s stock priced declined significantly to $6.85 per share, which was substantially below book value suggesting the possibility that goodwill was impaired.  Management completed an analysis of the Bank’s market capitalization, adjusted for a control premium, as compared with the estimated fair value of the Company’s assets and liabilities, excluding intangibles, and determined that goodwill was impaired and an impairment charge of $1,365,491 was recognized in the fourth quarter of 2008.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Note 12.	Cash Surrender Value of Life Insurance

The Bank has an investment in, and is the beneficiary of, life insurance policies.  The purpose of these life insurance investments is to provide income through the appreciation in the cash surrender value of the policies on the lives of certain officers and employees of the Bank.  These policies have an aggregate cash surrender value of $19,859,732 and $19,135,105 at December 31, 2009 and 2008, respectively.  These assets are unsecured and maintained in a separate account with one insurance carrier.  Income earned on these life insurance policies aggregated $724,627, $941,421 and $193,684 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in noninterest income.

Note 13.	Shareholders’ Equity

Common Stock

During 2009, there were no options exercised and 19,318 shares were issued to directors in payment of directors’ fees in the amount of $55,833.  During 2008, 5,000 options were exercised resulting in proceeds to the Company of $50,551 and 3,270 shares were issued to directors in payment of directors’ fees of $49,932.  During 2007, 5,000 options were exercised resulting in proceeds to the Company of $50,551 and 2,350 shares were issued to directors in payment of directors’ fees of $49,961.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Income (Loss) Per Share

The following tables represent information about the computation of basic and diluted income per share for the years ended December 31, 2009, 2008 and 2007:
	2009
	Net Loss	Shares	Per Share Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(23,879,606)	4,753,783	$(5.02)

For the year ended December 31, 2009 there were no dilutive securities.

	2008
	Net Loss	Shares	Per Share Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(7,111,606)	4,748,873	$(1.50)

For the year ended December 31, 2008 dilutive securities aggregated 13,036 shares; however such shares have not been included in the calculation of loss per share as their effect would be antidilutive.

	2008
	Net Income	Shares	Per Share Amount
Basic Income Per Share
Income available to common shareholders	$2,677,926	4,742,609	$0.56

Effect of Dilutive Securities
Stock options outstanding	-	32,652	-

Diluted Income Per Share
Income available to common shareholders
plus assumed conversions	$2,677,926	4,775,261	$0.56

Stock Options

On August 17, 1999, the Bank adopted a stock option plan (the “Plan”) for employees and directors, under which both incentive and non-qualified stock options were granted, and subsequently the Company

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

assumed all obligations related to such options.  The Plan provided for the grant of 110,000 non-qualified and incentive stock options in 1999 to certain directors of the Company, with an exercise price equal to the market value of the Company’s stock on the date of grant.  Such options were immediately exercisable and expired if unexercised ten years after the date of grant.  All outstanding options expired on August 17, 2009.  No additional options may be granted under the Plan.

A summary of the status of the stock options at December 31, 2009, 2008 and 2007 is as follows:

2009	2008	2007

Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding at beginning
of year	55,000	$10.13	60,000	$10.13	65,000	$10.13
Exercised	-		5,000	10.11	5,000	10.11
Expired	55,000	10.13	-		-
Outstanding at end of year	-		55,000	10.13	60,000	10.13

Exercisable at end of year	-		55,000	10.13	60,000	10.13

There was no intrinsic value of options outstanding and exercisable at December 31, 2008; the intrinsic value of options exercised during the twelve months ended December 31, 2008 was $21,900.  There are no pro forma disclosures required for the twelve months ended December 31, 2009, 2008 and 2007, because there was no compensation expense attributed to these periods as no awards were granted or vested under this Plan during these periods.

President’s Agreement

Included under the terms of an employment agreement, which expired on October 23, 2003 (the “Agreement”) between the Company and the President, was a provision for the Company to grant shares of the Company’s common stock, if available, or its cash equivalent, if not, to the President on December 31, 2000, and annually thereafter through December 31, 2003.  The number of shares to be granted was based on 30% of the President’s base salary for the preceding annual employment period.  Compensation cost for grants through 2002 were recognized over the period ending with the expiration date of the Agreement and compensation cost for the 2003 grant was recognized over the term of the most recently expired contract.  This stock grant settled in cash each year from 2001 through 2007.  There was no expense charged to operations related to this component of the Agreement for the years ended

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

December 31, 2009 and 2008.  Due to a decline in the price of the Company’s stock, for the year ended December 31, 2007, $12,000 accrued in prior years was reversed.

The Agreement also provided for the grant of options to purchase a minimum of 10,000 shares of the Company’s common stock on December 31, 2000, and annually thereafter through December 2002, and on December 31, 2003, if the President remained employed by the Bank.  In the event that the Company did not have stock options available to grant at any of the stipulated dates, which was the case at December 31, 2000, 2001, 2002 and 2003, the President was able to elect, on a future determination date, to be chosen by the President, to receive cash compensation equal to the difference between the value of the Company’s stock at the time the options would have been granted, and the value of the Company’s stock on the determination date.  The President has the equivalent of 15,000 options remaining under this section of the Agreement.  There was no expense related to these options in 2009.  Due to the decline in the price of the Company’s stock, for the years ended December 31, 2008 and 2007, $80,000 and $157,000, respectively, were reversed for amounts accrued in prior years

Stock Appreciation Rights Plan

During 2001, the Company adopted the Patriot National Bancorp, Inc. 2001 Stock Appreciation Rights Plan (the “SAR Plan”), providing for the grant by the Company of stock appreciation rights to officers of the Company.  Stock appreciation rights entitle the officers to receive, in cash or Company common stock, the appreciation in the value of the Company’s common stock from the date of grant.  Each award vested at the rate of 20% per year from the date of grant.  Any unexercised rights will expire ten years from the date of grant.  During 2001, the Company granted a total of 18,000 stock appreciation rights to three Company executive officers.  There was no expense in 2009 related to the SAR Plan.  Due to the decline in the price of the Company’s stock, for the years ended December 31, 2008 and 2007, $89,000 and $126,000, respectively, were reversed for amounts accrued in prior years under the SAR Plan.  At December 31, 2009 there are 12,000 vested, but unexercised rights under this plan.

Rights Agreement

On April 15, 2004, the Board of Directors of the Company declared, effective as of April 19, 2004, a dividend distribution of one Right for each outstanding share of common stock of the Company.  The dividend was payable on April 29, 2004 to the stockholders of record as of the close of business on that date.  Each Right entitled the registered holder to purchase from the Company 8.152 shares of the Company’s common stock, at a price of $60.00, or $7.36 per share subject to adjustment.  The description and terms of the Rights were set forth in a Rights Agreement, dated as of April 19, 2004 between the Company and Registrar and Transfer Company.  The First Amendment to the Rights Agreement was filed on January 24, 2008.

The Rights were not exercisable until the earliest of (i) the tenth business day after a public announcement that a person or group of affiliated or associated persons acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock (an

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Acquiring Person); (ii) the tenth business day (or such later day as may be determined by action of the Board of Directors of the Company prior to such time as any person becomes an Acquiring Person) after the date of the commencement of a tender or exchange offer by any person (other than the Company) if, upon consummation such person would be an Acquiring Person; and (iii) the tenth business day (or such later day as may be determined by action of the Board of Directors of the Company prior to such time as any person becomes an Acquiring Person) after the filing by any Person (other than the Company) of a registration statement under the Securities Act of 1933, as amended, with respect to a contemplated exchange offer to acquire (when added to any shares as to which such person is the beneficial owner immediately prior to such filing) beneficial ownership of 15% or more of the issued and outstanding shares of the Company’s common stock.

The Rights Agreement indicated that the Rights would expire on April 19, 2014, unless earlier redeemed or exchanged by the Company.  The Rights Agreement was terminated and all Rights were redeemed for $4,743 on May 18, 2009.

Note 14.	401(k) Savings Plan

The Company offers employees participation in the Patriot National Bank 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code.  The 401(k) Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations.  The Company may make discretionary matching contributions to the 401(k) Plan.  Participants are immediately vested in their contributions and fully vested in Company contributions after two years.  The Company contributed approximately $205,000, $217,000 and $179,000 to the 401(k) Plan in 2009, 2008 and 2007, respectively.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2009 and 2008:

	2009	2008

Commitments to extend credit:
Future loan commitments	$3,378,751	$9,237,000
Unused lines of credit	34,569,144	56,640,392
Undisbursed construction loans	17,682,552	72,694,600
Financial standby letters of credit	1,112,600	1,481,600
	$56,743,047	$140,053,592

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception.  No liability related to guarantees was required to be recorded at December 31, 2009 or 2008.

Note 16.	Regulatory and Operational Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2009 the Company and the Bank are categorized as “adequately

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

capitalized” for these purposes.  In addition, due to the Bank’s asset profile and current economic conditions in its markets, the Bank’s capital plan pursuant to the Agreement described below does target a minimum 9% Tier 1 leverage capital ratio.

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since then that management believes have changed the Bank’s classification.

In February 2009 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”).  Under the terms of the Agreement, the Bank has appointed a Compliance Committee of outside directors and the Chairman of the Board.  The Committee must report quarterly to the Board of Directors and to the OCC on the Bank’s progress in complying with the Agreement.  The Agreement requires the Bank to review, adopt and implement a number of policies and programs related to credit and operational issues.  The Agreement further provides for certain asset growth restrictions for a limited period of time together with limitations on the acceptance of certain brokered deposits and the extension of credit to borrowers whose loans are criticized.  The Bank may pay dividends during the term of the Agreement only with prior written permission from the OCC.  The Agreement also requires that the Bank develop a three-year capital plan.  The Bank has taken or put into process many of the steps required by the Agreement, and does not anticipate that the restrictions included within the Agreement will impair its current business plan.

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2009 and 2008 were (dollars in thousands):
Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

2009	Amount	Ratio	Amount	Ratio		Amount	Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$51,072	8.58%	$47,620	8.00%	$	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	42,971	7.22%	23,807	4.00%		N/A	N/A
Tier I Capital (to Average Assets)	42,971	4.72%	36,416	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$51,056	8.58%	$47,605	8.00%	$59,506	10.00%
Tier I Capital (to Risk Weighted Assets)	42,960	7.22%	23,801	4.00%	35,701	6.00%
Tier I Capital (to Average Assets)	42,960	4.72%	36,407	4.00%	45,508	5.00%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

2008	Amount	Ratio	Amount	Ratio		Amount	Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$74,289	10.27%	$58,143	8.00%	$	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	65,161	9.01%	29,066	4.00%		N/A	N/A
Tier I Capital (to Average Assets)	65,161	7.23%	36,146	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$73,913	10.22%	$58,074	8.00%	$72,593	10.00%
Tier I Capital (to Risk Weighted Assets)	64,787	8.96%	29,030	4.00%	43,544	6.00%
Tier I Capital (to Average Assets)	64,787	7.19%	36,090	4.00%	45,112	5.00%

The Company’s subsidiary, Patriot National Bank (the “Bank”), which commenced operations in August 1994 was profitable each year from 1996 through 2007, inclusive.  The Bank’s financial performance was adversely impacted in both 2008 and 2009 from the extraordinary effects of what may ultimately be the worst financial crisis since the Great Depression.  The effects of the current economic environment have been and continue to be felt across many industries, with financial services and residential real estate being particularly hard hit.

During 2009, the net losses of the Company resulted in a shift in capital categories from classification as well-capitalized to classification as adequately capitalized.  Should the bank continue to incur losses of this magnitude resulting in further erosion of capital, the Bank’s regulatory capital classification could be downgraded.

Management has developed capital and strategic plans which take into consideration all available information in the development of future financial projections, which is at least, but not limited to, twelve months from the balance sheet date of December 31, 2009.  The expected results of these plans, forecasts and strategic initiatives, which are based on multiple scenarios and stress tested cases, provide for as one of the primary goals the preservation of capital.  Management’s plan to preserve and enhance its capital levels depend on various factors, some of which are outside the control of management.  These factors include improvement in the economy, the ability to raise capital, the ability to continue reducing the riskier and more speculative concentrations within the loan portfolio, and the ability to maintain the Company’s liquidity.

As a result of the effects of the aforementioned depressed economic environment during 2009, the Bank’s level of nonperforming assets peaked at $142.5 million as reported at September 30, 2009.  Since then, nonperforming assets have decreased to $132.6 million at December 31, 2009.  During 2009, the Bank’s concentration in riskier speculative construction loans and commercial real estate loans declined by

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

$120.4 million and $34.2 million, respectively, which represents 41% and 14%, respectively, of loans outstanding in these portfolios at December 31, 2008.  In 2008, management instituted a moratorium on new construction loans; the last new construction loan was approved in July 2008.  During 2009, in the midst of the severe economic crisis, construction loan payoffs totaled $98.4 million of which actual losses incurred were $750,000.  The growth in the Bank’s loan portfolio during 2009 consisted primarily of conservatively underwritten owner occupied residential real estate loans which increased $27.3 million or 14% as compared to loans outstanding in this portfolio at December 31, 2008.  This shift in the concentration of the loan portfolio resulted in an improvement in the loan risk profile of the Bank.

The Bank’s liquidity position, defined as the percentage of liquid assets to total assets, of 8% at December 31, 2008 was enhanced and further strengthened during 2009 and increased to a liquidity position of 18% at December 31, 2009.  Management executed multiple strategic measures during 2009 to further strengthen the Bank’s liquidity levels.  A variety of sources of liquidity are available to the Bank to meet short-term and long-term funding needs.  Management has been able to increase its borrowing capacity with the FHLB to $160 million at December 31, 2009 as compared to $81 million at December 31, 2008 through its participation in borrowing programs by which various securities and loans qualify as collateral that may be pledged.

In addition, on December 16, 2009, the Company and PNBK Holdings LLC, an unaffiliated entity, entered into a Stock Purchase Agreement (the “SPA”) pursuant to which PNBK Holdings has the right to purchase 33,333,333 shares of Company common stock for $50,000,000.  The agreement calls for an anticipated closing date prior to the end of the second quarter of 2010.  The capital raised from the SPA should restore the Bank to the well capitalized regulatory classification.

However, even if the capital from the SPA is not raised during 2010, management believes that the expected continued reduction of nonperforming assets will result in improvements to the results of operations in 2010, and regulatory capital and the related ratios will remain at current levels.  However, there can be no assurance that the economic conditions that caused the deterioration in loan quality, profits and capital will improve, and should the Bank’s capital and related ratios continue to deteriorate, the regulators could impose more severe directives on the Bank.

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company.  Pursuant to the February 9, 2009 Agreement between the Bank and the Office of the Comptroller of the Currency, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank's OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller.   In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances.  The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years.  As of December 31, 2009, the Bank had an accumulated deficit;

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

therefore, dividends may not be paid to the Company.  The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.  The Federal Reserve Bank may impose further dividend restrictions on the Company.

Loans or advances to the Company from the Bank are limited to 10% of the Bank's capital stock and surplus on a secured basis.

Note 17.	Related Party Transactions

In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership.  Such loans are transacted at terms, including interest rates, similar to those available to unrelated customers.

Changes in loans outstanding to such related parties during 2009 and 2008 are as follows:

	2009	2008

Balance, beginning of year	$3,446,683	$891,605
Additional loans	226,062	7,623,555
Repayments	(132,152)	(5,068,477)
Balance, end of year	$3,540,593	$3,446,683

Related party deposits aggregated approximately $4,150,000 and $3,117,000 as of December 31, 2009 and 2008, respectively.

The Company leases office space to a director of the Company under two leases.  Rental income under these leases for the years ended December 31, 2009, 2008 and 2007, was approximately $26,700, $24,400 and $27,000, respectively.

During 2009, 2008 and 2007, the Company paid legal fees of approximately $2,700, $5,100 and $14,800, respectively, to an attorney who is a director of the Company.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Note 18.	Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

2009

Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Unrealized holding gain arising during period	$1,921,935	$(730,335)	$1,191,600

Less reclassification adjustment for gains
recognized in net income	$(451,214)	$171,461	$(279,753)

Unrealized holding gain on available for sale
securities, net of taxes	$1,470,721	$(558,874)	$911,847

2008

Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Unrealized holding losses arising during period	$(3,226,977)	$1,256,341	$(1,970,636)

Add reclassification adjustment for losses
recognized in net income	3,167,285	$(1,233,659)	$1,933,626

Unrealized holding loss on available for sale
securities, net of taxes	$(59,692)	$22,682	$(37,010)

2007

Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Unrealized holding gains arising during period	$1,012,035	$(384,573)	$627,462

Reclassification adjustment	-	-	-

Unrealized holding gain on available for sale
securities, net of taxes	$1,012,035	$(384,573)	$627,462

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Note 19.	Fair Value and Interest Rate Risk

As described in Note 1, the Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial and non-financial instruments not recorded at fair value, is set forth below.

Cash and due from banks, federal funds sold, short-term investments and accrued interest receivable and payable:  The carrying amount is a reasonable estimate of fair value.  These financial instruments are not recorded at fair value on a recurring basis.

Available-for-Sale Securities:  These financial instruments are recorded at fair value in the financial statements. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy.  Examples of such instruments include government agency bonds and mortgage-backed securities, and money market preferred equity securities.  Level 3 securities are instruments for which significant unobservable input are utilized.  Available-for-sale securities are recorded at fair value on a recurring basis.

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

Other Real Estate Owned:  The fair value of the Company’s other real estate owned (“OREO”) properties is based on the estimated current property valuations less estimated disposition costs.  When the fair value is based on current observable appraised values, OREO is classified within Level 2.  The Company classifies the OREO within Level 3 when unobservable adjustments are made to appraised values.  The Company does not record other real estate owned at fair value on a recurring basis.

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
December 31, 2009 and 2008

Short-term borrowings:  The carrying amounts of borrowings under short-term repurchase agreements and other short-term borrowings maturing within 90 days approximate their fair values.  The Company does not record short-term borrowings at fair value on a recurring basis.

Junior Subordinated Debt:  Junior subordinated debt reprices quarterly and as a result the carrying amount is considered a reasonable estimate of fair value.  The Company does not record junior subordinated debt at fair value on a recurring basis.

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

The following table details the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Securities available for sale	$ -	$ 48,829,981	$ -	$ 48,829,981

December 31, 2008

Securities available for sale	$ -	$ 51,979,677	$ -	$ 51,979,677

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table reflects financial assets measured at fair value on a non-recurring basis as of December 31, 2009 and 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Impaired Loans (1)	$ -	$ -	$ 49,322,844	$ 49,322,844

December 31, 2008

Impaired Loans (1)	$ -	$ -	$ 57,233,190	$ 57,233,190

(1) Represents carrying value for which adjustments are based on the appraised value of the collateral.

The following table summarizes non-financial assets measured at fair value on a non-recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Other real estate owned	$ -	$ -	$ 19,073,993	$ 19,073,993

The following table shows a reconciliation of the beginning and ending balances for Level 3 non-financial assets:

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Year Ended
December 31, 2009

Level 3 non-financial assets, beginning of period	$ -

Transfers into Level 3 during the period	19,073,993

Level 3 non-financial assets, end of period	$ 19,073,993

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of December 31, 2009 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

The information presented should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.  Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other bank holding companies may not be meaningful.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 (in thousands):

	2009		2008
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value
Financial Assets:
Cash and noninterest bearing deposits due from banks	$ 19,466	$ 19,466	$ 3,046	$ 3,046
Interest-bearing deposits due from banks	78,070	78,070	1,241	1,241
Federal funds sold	10,000	10,000	20,000	20,000
Short-term investments	264	264	317	317
Available-for-sale securities	48,830	48,830	51,980	51,980
Federal Reserve Bank stock	1,840	1,840	1,913	1,913
Federal Home Loan Bank stock	4,508	4,508	4,508	4,508
Loans receivable, net	645,206	644,977	788,569	795,938
Accrued interest receivable	3,236	3,236	4,557	4,557

Financial Liabilities:
Demand deposits	$ 49,756	$ 49,756	$ 50,194	$ 50,194
Savings deposits	69,766	69,766	46,040	46,040
Money market deposits	112,018	112,018	68,242	68,242
NOW accounts	21,582	21,582	19,545	19,545
Time deposits	508,213	512,524	600,801	601,357
FHLB borrowings	50,000	50,270	50,000	50,106
Securities sold under repurchase agreements	7,000	7,778	7,000	8,365
Subordinated debt	8,248	8,248	8,248	8,248
Accrued interest payable	505	505	493	493

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

Off-balance-sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2009 and 2008.  The estimated fair value of fee income on letters of credit at December 31, 2009 and 2008 was insignificant.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

Note 20.	Parent Company Statements

The following represent the Parent Company’s balance sheets as December 31, 2009 and 2008, and statements of operations and cash flows for the years ended December 31, 2009, 2008, and 2007.

BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and due from banks	$ 21,275	$ 99,099
Investment in subsidiaries	44,202,870	66,742,626
Other assets	1,258,385	447,033
Total assets	$ 45,482,530	$ 67,288,758

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	8,248,000	8,248,000
Accrued expenses and other liabilities	1,373,220	266,614
Shareholders' equity	35,861,310	58,774,144
Total liabilities and shareholders' equity	$ 45,482,530	$ 67,288,758

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

	2009	2008	2007
Revenues
Dividends from subsidiary bank	$ -	$ 920,838	$ 897,381
Total revenue	-	920,838	897,381

Expenses
Interest on subordinated debt	341,426	552,118	711,967
Other expenses	30,745	30,531	30,000
Total expenses	372,171	582,649	741,967

(Loss) income before equity in undistributed
net (loss) income of subsidiaries	(372,171)	338,189	155,414

Equity in undistributed net (loss) income of subsidiaries	(23,507,435)	(7,449,795)	2,522,512

Net (loss) income	$ (23,879,606)	$ (7,111,606)	$ 2,677,926

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2009 and 2008

	2009	2008	2007

Cash Flows from Operating Activities
Net (loss) income	$ (23,879,606)	$ (7,111,606)	$ 2,677,926
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in undistributed loss (income) of subsidiaries	23,507,435	7,449,795	(2,522,512)
Payment of fees to directors in common stock	55,833	49,932	49,961
Change in assets and liabilities:
(Increase) decrease in other assets	(811,352)	3,293	4,403
Increase (decrease) in accrued expenses and other liabilities	1,320,059	(5,566)	(700)
Net cash provided by operating activities	192,370	385,848	209,078

Cash Flows from Investing Activities
Net investment in bank subsidiary	(55,833)	(49,932)	(49,961)
Net cash used in investing activities	(55,833)	(49,932)	(49,961)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	51,826	50,551
Payment to repurchase common stock	-	(160,025)	-
Dividends paid on common stock	(213,453)	(854,497)	(853,547)
Other	(908)	-	-
Net cash used in financing activities	(214,361)	(962,696)	(802,996)

Net decrease in cash and cash equivalents	(77,824)	(626,780)	(643,879)

Cash and cash equivalents
Beginning	99,099	725,879	1,369,758

Ending	$ 21,275	$ 99,099	$ 725,879

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$ 346,086	$ 557,476	$ 712,665

Accrued dividends declared on common stock	$ -	$ 212,546	$ 213,608

