Form 10-K/A
period 2009-12-31
PATRIOT NATIONAL BANCORP INC
filed 2010-04-29
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K/A
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

Indicate by check mark if the registrant in a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.Yes No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.Yes No ☑

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Number of shares of the registrant’s Common Stock, par value $2.00 per share, outstanding as of March 31, 2010:  4,762,727.

Documents Incorporated by Reference
Form 10-K for fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010.

Explanatory Note
This Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2009 initially filed with the Securities and Exchange Commission on March 15, 2010 is being filed to include the information required under Part III of Form 10-K.  The rest of Form 10-K is incorporated by reference herein in its entirety.

Except as described above, this Form 10-K/A does not revise, update or in any way affect any information or disclosure contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on March 15, 2010, and we have not updated the disclosures contained therein to reflect any events that have occurred after that date.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Item 401.  Directors, Executive Officers, Promoters and Control Persons

The following table contains biographical information about Patriot’s directors, including each director’s specific experience, qualifications, attributes or skills that led to the conclusion that each such person should serve as a director of Patriot, in light of Patriot’s business and structure.  There is no arrangement or understanding between any director and any other person or persons pursuant to which such director was or is to be selected as a director. There is no family relationship between any director and any of Patriot's executive officers.  Each of the directors has held the principal occupation listed for the past five years, except as set forth below.

Name	Age	Business Experience and Other Directorships	Director Since
Angelo De Caro	67
Angelo De Caro has served as Patriot's director since Patriot's organization in 1999 and as Patriot's Chairman since his election in 2001. He has also served as Patriot's Chief Executive Officer since 2001 and as President and Chief Executive Officer from 1999 to 2001. He has served as a director of the Bank since 1998, as Chairman of the Board of Directors of the Bank since September 2000, and as Chief Executive Officer of the Bank from June 1999 until October 2000. Mr. De Caro has been a private investor from 1996 to present. Mr. De Caro was a General Partner of Goldman, Sachs & Co. from 1986 to 1996 and a Senior Financial Officer of Goldman, Sachs & Co. from 1979 to 1986. In addition, he served on the Executive Committees of Goldman Sachs Swiss Private Bank and Goldman Sachs Trust Services.  His history and experience with Patriot as well as his business experience are valuable to the Board’s overall capabilities.
			1999

Charles F. Howell	61	Charles F. Howell has served as Patriot's Vice Chairman since 2000 and as Patriot's President since 2001. He has also served as a director and President and Chief Executive Officer of the Bank since 2000. From 1998 to 2000, Mr. Howell was a director and President of Summit Bank Connecticut. He also served as Executive Vice President, Chief Operating Officer and a director of each of NSS Bank from 1994 to 1998, and NSS Bancorp from the date of formation in 1997 to 1998. His years of banking experience and leadership qualities are valuable to the Board’s overall capabilities.	2000

Robert F. O’Connell	61
Robert F. O’Connell has served as Patriot's director and Senior Executive Vice President and Chief Financial Officer since 2001 and as Patriot's Executive Vice President and Chief Financial Officer from 2000 to 2001. He has also served as a director and Senior Executive Vice President and Chief Financial Officer of the Bank since 2001 and as Executive Vice President and Chief Financial Officer of the Bank from 2000 to 2001. From 1994 to 2000, Mr. O’Connell served as Senior Vice President and Chief Financial Officer of New Canaan Bank and Trust Company and Treasurer/Senior Financial Officer of its successor, Summit Bank, New Canaan, Connecticut.  His banking and financial experience are valuable to the Board’s overall capabilities.
			2001

Philip W. Wolford	62
Philip W. Wolford has served as Patriot's Chief Operating Officer and Secretary since June 2000. He has also served as Chief Operating Officer and Secretary of the Bank since September 2000. Mr. Wolford was Patriot's President and Secretary from December 1999 until June 2000. He was President and Chief Executive Officer of the Bank from September 1994 until June 1999 and Secretary of the Bank from September 1998 until September 2000 and President of the Bank from August 1999 until September 2000. Mr. Wolford has served as Patriot's director since 1999 and a director of the Bank since 1994.  His long-tenure with the Bank as well as his banking and financial experience are valuable to the Board’s overall capabilities.
			1999

John J. Ferguson	70	John J. Ferguson has served as a director of Patriot and the Bank since 2001. He is a Senior Partner of the law firm of Ferguson & Cohen LLP of Greenwich, Connecticut. His legal experience is valuable to the Board’s overall capabilities.	2001

John A. Geoghegan	68	John A. Geoghegan has served as a director of Patriot since 1999 and a director of the Bank since 1998. He is the Resident Principal (Partner) of the law firm of Gellert & Klein, P.C., Purchase, New York and its predecessor firm. Previously, Mr. Geoghegan was a director of Barclays Bank, N.A. for over eighteen years. His legal experience together with his long Board	1999

		service on public company banks are valuable to the Board’s overall capabilities.

L. Morris Glucksman	62	L. Morris Glucksman has served as a director of Patriot since 1999 and a director of the Bank since 1993. Mr. Glucksman is a practicing attorney in Stamford, Connecticut. His legal experience is valuable to the Board’s overall capabilities.	1999

Michael F. Intrieri	66
Michael F. Intrieri has served as a director of Patriot since 1999 and a director of the Bank since 1993. He is the Director of School Activities, the Career Center and the University of Connecticut, Storrs, “Prep” Program at Stamford High School in Stamford, Connecticut.  Dr. Intrieri previously served as the Assistant Principal and Director of Alternate High School in the Stamford, Connecticut public school system. He is on the J.M. Wright Technical School Advisory Board in Stamford, Connecticut.  Mr. Intrieri holds an Ed.D. in education and counseling and is a licensed real estate broker and private investor.  His business and community service experience are valuable to the Board’s overall capabilities.
			1999

Raymond B. Smyth	63	Raymond B. Smyth has served as a director of Patriot and the Bank since November 2008. He is a partner in the accounting firm of Masotti & Masotti. In addition, he is a CPA and a financial expert. His business experience together with his financial skills are valuable to the Board’s overall capabilities.	2008

The following table provides information concerning the executive officers of Patriot and the Bank.  Information about Messrs. De Caro, Howell, O’Connell and Wolford, appears in the above table.

Name	Age	Business Experience

Michael A. Capodanno	49
Michael A. Capodanno has served as Senior Vice President since April 2008 and Patriot's Senior Vice President and Controller from April 2004 to April 2008.  He has also served as Senior Vice President of the Bank from April 2008, Senior Vice President and Controller of the Bank from April 2004 to April 2008 and as Vice President and Controller of the Bank from 2001 to 2004.

John Kantzas	74	John Kantzas has served as Executive Vice President and Cashier of the Bank since 1994.

Martin G. Noble	60	Martin G. Noble has served as Executive Vice President and Chief Lending Officer of the Bank since February 1999.

Todd C. Scaccia	48
Todd C. Scaccia has served as Vice President of the Bank since February 2008 and Vice President and Controller since April 1, 2008.  From 2006 to 2007, he served as Controller for Home Funding Group, a mortgage broker.  From 2005 to 2006, he served as Vice President and Chief Financial Officer for VakifBank, New York Branch, a Turkish bank.  From 2004 to 2005, he served as Vice President of Accounting at Abbey National Treasury Services, a British bank.  From 2000 to 2004, he served as Vice President and Controller of LBS Bank, a Slovenian bank.

Item 405.  Compliance with Section 16(a) of the Exchange Act

Patriot's directors, Patriot's executive officers and anyone owning beneficially more than ten percent of Patriot's equity securities are required under Section 16(a) of the Securities Exchange Act of 1934 to file with the SEC reports of their ownership and changes of their ownership of Patriot's common stock.  They must also furnish copies of the reports to Patriot.  Based solely on Patriot's review of the reports furnished to Patriot and any written representations that no other reports were required, Patriot believes that during 2009, Patriot’s directors and executive officers complied on a timely basis with all applicable Section 16(a) filing requirements.

Item 406.  Code of Ethics

Each of Patriot's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer is required to comply with the Patriot National Bancorp, Inc. Code of Conduct for Senior Executive Financial Officers adopted by Patriot's Board of Directors. The Code of Conduct was adopted to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate and timely disclosure in public documents; compliance with law; prompt internal reporting of Code violations, and accountability for adherence to the Code. The Code of Conduct was filed with the Securities and Exchange Commission as an exhibit to Patriot's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.  All of Patriot's directors, officers and employees are also required to comply with a general Code of Conduct that satisfies the rules set out in Section 406(c) of the Sarbanes-Oxley Act of 2002.  Shareholders may request a copy of either Code, without charge, by contacting Robert F. O’Connell, Senior Executive Vice President and Chief Financial Officer, Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, Connecticut 06901 (203) 324-7500.

Item 407(c)(3).  Corporate Governance; Material Changes to Shareholder Nomination Procedures

There have been no material changes to the procedures by which Patriot shareholders may recommend nominees to Patriot’s board of directors, since the shareholder nominations disclosure was last provided to Patriot shareholders on or about April 30, 2009 in Patriot’s Proxy Statement for its 2009 Annual Meeting.

Item 407(d)(4).  Corporate Governance; Separately-Designated Audit Committee

Patriot has a separately-designated Audit Committee.  The members of the Audit Committee are Messrs. Ferguson, Intrieri and Smyth, each of whom is an independent director under applicable SEC and NASDAQ rules.

Item 407(d)(5).  Corporate Governance; Audit Committee Financial Expert

Patriot’s Board has determined that Mr. Smyth has the professional experience necessary to qualify him as an “audit committee financial expert” under SEC rules.

Item 11.     Executive Compensation

Item 402.  Executive Compensation

The Compensation Committee of Patriot's Board of Directors determines executive compensation (other than payments or benefits that are generally available to all other employees of Patriot). The Compensation Committee considers the recommendations of Messrs. De Caro and Howell relative to all executive compensation other than their own.

Objectives of Patriot’s Compensation Programs

Patriot does not pay direct cash compensation to its executive officers. However, Patriot's executive officers also serve as executive officers of the Bank and are compensated by the Bank.

Patriot's compensation philosophy is to support its operational goals with effective but straight forward compensation programs. Patriot believes that simple, cash-based incentives will serve Patriot and Patriot's shareholders best. Incentives are generally paid in cash as they reflect a “pay as you go” compensation philosophy. Patriot does not compensate its executives with traditional perquisites such as club memberships, automobiles or travel allowances. Patriot does not maintain a defined benefit retirement plan or an employee stock ownership plan. Patriot has not granted stock options to Patriot's executive officers since 1999, or stock equivalent awards since 2003.

The compensation programs for executive officers are administered by the Compensation Committee and are outcome-oriented; designed to attract, retain and reward the best employees, further Patriot's business objectives and promote shareholder value. The Committee believes it provides attractive, market based compensation programs with performance incentives aligned with shareholder’s interests. The Committee believes Patriot's business objectives will be enhanced by this strategy.

The compensation decisions for executive officers are derived after examining available survey and other peer information, and evaluating individual performance and Patriot’s performance. However, the Committee has determined that available peer information is inadequate for Patriot’s purposes because of the scarcity of similar institutions in the greater New York area. The Committee does not employ a compensation consultant, but does consult publicly available compensation information and information provided by its advisors when making compensation decisions.

Identification of and Reward Objectives for Each Compensation Program

Compensation paid to Patriot’s executive officers in 2009 generally consisted of the following components: Base Salary, short-term cash bonuses available under the Patriot Annual Bonus Plan and participation in Patriot's employee benefit plans.  Since 2009 performance goals for the Company were not achieved, no payments were made under the Patriot Annual Bonus Plan or incentive programs tied to stock performance. No stock options or other equity awards were granted to executive officers in 2009. The compensation components, described below, apply to all of the Named Executive Officers.

Base Salaries. In determining base salaries for Patriot's executive officers, the Committee attempts to ensure that base salaries are competitive with New York area financial institutions that Patriot considers to be alternative places of employment for Patriot's executive officers. All of the Named Executive Officers receive a base salary.  Mr. Howell voluntarily chose not to take his contractual entitlement to a $20,000 salary increase for 2009.

Short Term Bonuses. Bonus compensation for executive officers generally consists of cash awards from Patriot’s Annual Cash Bonus Plan (“PACBP”). The PACBP provides for cash bonuses based solely on performance. Reward objectives are based on Patriot’s annual “profit” for the year.  No payments were made under this program for 2009 performance.

Patriot’s Reasons for Choosing to Pay Each Compensation Element

The Compensation Committee believes that it is necessary to offer executive officers Base Salary and short term bonuses to attract and retain talented individuals committed to creating long-term franchise and shareholder value. The Compensation Committee believes that the compensation program it has developed is consistent with Patriot’s long-term objectives and to attract and retain talented and committed executive officers.  However, Patriot and the Committee have and continue to make short-term adjustments to plans due to the financial challenges currently faced by Patriot.

Patriot’s Determinations of Amounts of Compensation Paid to Executives

The Compensation Committee considers, determines and approves the mix of Base Salary and short term bonuses payable to the executive officers. The Committee evaluates the performance of the executive officers relative to the PACBP, and makes awards based on job responsibilities and expectations. The Committee additionally takes into account the evaluation of the performance of executive officers from Messrs. De Caro and Howell. The Compensation Committee reviews, but is not conclusively influenced by, available “peer” and survey data in making these determinations.

The Compensation Committee meets at least annually to review and approve the compensation of the executive officers. The decisions made by the Compensation Committee as to executive compensation are discretionary and are based on an assessment of performance against certain goals.

Descriptions of Each Element of Compensation

Base Salary

The Committee reviews annual base salaries during the fourth quarter of each year.  The annual base salaries are designed to be competitive with base salaries for comparable positions at financial institutions similar in size, locale and profile. The actual annual base salary for each officer is not determined using a formula or based on a certain percentage of peer medians, but is determined based on each individual’s particular experience, talents, and responsibilities, with consideration of the executive officer’s specific responsibilities relative to Patriot's business objectives.  In 2009, a salary freeze for all officers was put into effect in respect of the financial challenges currently faced by Patriot.  Mr. Howell chose not to take a contractually entitled $20,000 increase in base salary for 2009.

Patriot’s Annual Cash Bonus Plan

The philosophy of the Committee in administering the PACBP is rooted in a “profit sharing” concept in which designated officers, including Patriot's executive officers, participate. Each officer is assigned a number of points by the Board of Directors or its Personnel Committee. The points assigned to each officer are converted into a percentage of the total points assigned to all officers, which percentage is applied to the available “profit” at year end. For these purposes, “profit” is defined as the GAAP equivalent of pre-tax net income.  The annual cash bonus is determined strictly by application of this formula.  Based on the performance of the Company for 2009, no payments were under this Plan for 2009. All of Patriot's Named Executive Officers participate in the PACBP.

Long Term Cash Incentives

The Named Executive Officers other than Mr. De Caro were awarded long term cash incentives of varying kinds in prior years. Those programs have been discontinued. Mr. Howell has received cash based stock appreciation rights and restricted stock under a discontinued long-term incentive plan. Messrs. Noble, O’Connell and Wolford have received cash based stock appreciation rights. Mr. Wolford also received stock options in 1999 when the Bank reorganized into a holding company structure. The restricted stock rights and stock appreciation rights vest over varying terms of years. They were designed to retain and motivate Patriot's executive officers. They were also designed to align the financial interests of Patriot's executives with those of Patriot's shareholders. The awards are all fully deductible by Patriot for income tax purposes upon exercise or vesting. Patriot also previously provided stock-based, long-term incentive compensation to certain executives in the form of options to purchase common stock and restricted stock awards. Patriot's current compensation philosophy does not include the award of stock options or equivalents.

Other

In addition to the compensation paid to executive officers as described above, executive officers received, along with, and on the same terms as, other employees, certain benefits pursuant to Patriot's 401(k) Plan.

Additional Executive Officer Compensation Considerations

The Compensation Committee generally does not adjust salaries for executive officers during the year, unless it does so to recognize a change in job responsibility or other unforeseen condition. Similarly, the Compensation Committee generally does not adjust targets under the PACBP during the year, provided it may adjust targets in response to tax or accounting changes or adjustments during the year.

The Compensation Committee considers the views and recommendations of Messrs. De Caro and Howell with regard to compensation of the other executive officers. The Compensation Committee itself makes all decisions on executive officer compensation.

Patriot has entered into employment agreements with Mr. Howell and Mr. O’Connell, and change of control agreements with each of Messrs. De Caro, Howell, O’Connell, Noble and Wolford and Mrs. Barbara Budnick. Mr. Howell’s employment agreement was entered into effective January 1, 2007 and expired on December 31, 2009.  Mr. O’Connell’s employment agreement was entered into December 31, 2007 and expires on December 31, 2010.  Patriot entered into a change of control agreement with Mr. De Caro in recognition of the importance to Patriot of his continued strategic leadership. Patriot entered into, or enhanced the benefits from, change of control agreements with the other executive officers in recognition of their continued importance to Patriot and their increased responsibilities as a consequence of Patriot's significant growth. Each change of control agreement contains “single trigger” provisions. This means that the officer is entitled to change of control compensation if there is a change of control of Patriot, even if the officer is offered comparable employment with and/or remains in the employ of a successor to Patriot.  Each agreement contains a six month non-competition provision that would be effective if any change of control payments are made.

The Compensation Committee considers the effects of tax and accounting treatments when it determines executive compensation. For example, in 1993, the Internal Revenue Code was amended to disallow publicly traded companies from receiving a tax deduction on compensation paid to executive officers in excess of $1 million (Section 162(m) of the Code), unless, among other things, the compensation meets the requirements for performance-based compensation. In structuring Patriot’s compensation programs and in determining executive compensation, the Committee takes into consideration the deductibility limit for compensation. The Committee reserves the right, however, in the exercise of its business judgment, to establish appropriate compensation levels for executive officers that may exceed the limits on tax deductibility established under Section 162(m) of the Code. Also, payments under the change of control agreements for the Named Executive Officers are capped based on Section 280G of the Code. If the proposed payments under the agreements would exceed the Section 280G limit on such payments and thereby would impose an excise tax on the officer, the payments would be reduced to an amount that would avoid such additional tax.

Risk Management Related to Compensation Policies and Practices

Based on a review and evaluation of Patriot's compensation policies and programs and corporate governance processes and related risk management and controls, the Compensation Committee has concluded that no material risks arise from Patriot's compensation policies and practices that are reasonably likely to have a material adverse effect on Patriot.

COMPENSATION OF
EXECUTIVE OFFICERS AND DIRECTORS

Annual Compensation

The following Summary Compensation Table sets forth certain information with respect to the compensation of Patriot's principal executive officer, principal financial officer and three most highly compensated executive officers during 2009.  Each individual listed in the table below may be referred to as a Named Executive Officer or NEO.  The material terms of each officer’s employment agreement and/or change of control agreement, as applicable, are disclosed below following the Summary Compensation Table.  No options or other equity-based awards were made, repriced or otherwise modified during 2009 for any of the Named Executive Officers.  Salary and cash bonus payments constitute all of the total compensation for NEO’s; they do not receive any equity compensation. No cash bonus payments were made in 2009.  Patriot’s straight forward executive compensation program emphasizes cash salary and incentives as the principal compensation components for executives.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($) (5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Angelo De Caro Chairman and Chief Executive Officer	2009 2008 2007	300,000 294,231 257,211	-0- -0- 155,808	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	101 93 -0-	300,101 294,324 413,019

Charles F. Howell President of Patriot and CEO of the Bank	2009 2008 2007	290,000 290,000 277,019	-0- -0- 155,808	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	58 6,952 24,876	290,058 296,952 457,703

Robert F. O’Connell Senior Executive Vice President, Chief Financial Officer	2009 2008 2007	253,323 253,323 227,361	-0- -0- 155,808	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	7,415 6,958 6,750	260,738 260,281 389,919

Martin G. Noble Executive Vice President of the Bank	2009 2008 2007	210,000 210,000 184,037	-0- -0- 118,840	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	6,360 6,952 6,750	216,360 216,952 309,627

Philip W. Wolford Chief Operating Officer and Secretary	2009	200,000	-0-	-0-	-0-	-0-	-0-	6,075	206,075

(1)
In addition to the base salaries, amounts disclosed in this column include amounts deferred under the Patriot National Bank 401(k) Plan. Patriot periodically reviews, and may increase, base salaries in accordance with the terms of employment agreements with each of Patriot's named executive officers.  Annual base salaries for 2009:  Mr. De Caro: $300,000, Mr. Howell: $290,000, Mr. O’Connell: $250,000, Mr. Noble: $210,000 and Mr. Wolford: $ 200,000.

(2)	Amounts represent the dollar value of cash bonuses earned under the Patriot Annual Cash Bonus Plan. Patriot did not make any payments under the Patriot Annual Cash Bonus Plan in 2009.

(3)	Patriot made no stock awards to executives in 2009, 2008, or 2007.

(4)	Patriot did not grant any stock options to executive officers in 2009, 2008 or 2007.

(5)
Includes employer contributions allocated under the 401(k) plan for the 2009 plan for Mr. O’Connell:  $7,350, Mr. Noble:  $6,302 and Mr. Wolford:  $6,002.  Includes imputed income from life insurance premiums for Mr. De Caro: $101, Mr. Howell: $58, Mr. O’Connell: $65, Mr. Noble: $58 and Mr. Wolford: $73.

Grants of Plan-Based Awards

No grants of plan-based awards were made to the NEO's in 2009.

Employment and Change of Control Agreements

Patriot and the Bank entered into a three-year employment agreement with Charles F. Howell, effective January 1, 2007, pursuant to which Mr. Howell serves as President and Chief Executive Officer of the Bank and as President of Patriot until December 31, 2009. Mr. Howell’s base salary was $275,000 for the first year, $290,000 for the second year and $310,000 for the third year; however, Mr. Howell waived his contractually due increase for the third year of the contract for 2009. Mr. Howell is entitled to receive annual discretionary cash bonuses in amounts to be determined by the board of directors; none were provided in 2009.

In the event of the early termination of the agreement with Mr. Howell for any reason other than cause, he would have been entitled to receive a lump sum payment equal to the greater of the aggregate salary payments that would be made to him for the remaining term of the agreement or 18 months of his stipulated base salary at the time of termination.

Patriot and the Bank entered into an employment agreement with Robert F. O’Connell, dated January 1, 2008, pursuant to which Mr. O’Connell serves as Chief Financial Officer and Senior Executive Vice President of the Bank until December 31, 2010. Mr. O’Connell’s base salary is currently $253,323, and is subject to review and increase by the board of directors each year. If Mr. O’Connell’s employment terminates without cause (as defined in the agreement), he would be entitled to receive a lump sum payment equal to the greater of the aggregate salary payments that would be made to him for the remaining term of the agreement or 12 months of his stipulated base salary at the time of termination.

Patriot and/or the Bank has/have also entered into substantially similar change of control agreements with Messrs. De Caro, Howell, O'Connell, Noble and Philip W. Wolford and Mrs. Barbara Budnick.  The Change of Control Agreements provide that in the event of a Change of Control, as defined in the Agreements, Mr. De Caro, Mr. Howell and Mr. O’Connell may receive lump sum cash payments equal to 2.5 times the greater of their annual salary or compensation, as applicable, Mr. Noble and Mr. Wolford may receive payments equal to two times the greater of their annual salary or compensation and Ms. Budnick may receive a lump sum cash payment equal to one times the greater of annual salary or compensation. Payments under each of the agreements are capped so as not to exceed the limits of Section 280G of the Internal Revenue Code. The exercise of rights under a change of control agreement by any executive officer will not result in adverse tax consequences to Patriot under Section 280G of the Internal Revenue Code of 1986, as amended.

Potential Payments Upon Termination or Change of Control

Patriot and/or the Bank have entered into certain agreements and maintain certain plans that will require the payment of compensation to Named Executive Officers in the event of a termination of employment or a change of control of Patriot.  Those agreements are described above under the caption “Employment and Change of Control Agreements.”  The amount of compensation payable to each Named Executive Officer in each situation is listed in the tables below.  The disclosures assume a payment event having occurred on December 31, 2009.

The following table describes the potential payments upon termination or a deemed change of control ("COC") of Patriot for Angelo De Caro:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Normal Retirement	Involuntary Not for Cause Termination	For Cause Termination	Involuntary or Good Reason Termination (COC)	Death or Disability (1)

Compensation:
Cash	$ 0	$ 0	$ 0	$ 0	$750,000	$ 0
Non-Cash	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Benefits and Perquisites:	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Total:	$ 0	$ 0	$ 0	$ 0	$750,000	$ 0

The following table describes the potential payments upon termination or a deemed change of control ("COC") of Patriot for Charles F. Howell:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Normal Retirement	Involuntary Not for Cause Termination	For Cause Termination	Involuntary or Good Reason Termination (COC)	Death or Disability (1)

Compensation:
Cash	$ 0	$ 0	$435,000	$ 0	$725,000	$145,000
Non-Cash	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Benefits and Perquisites:	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Total:	$ 0	$ 0	$435,000	$ 0	$725,000	$145,000

The following table describes the potential payments upon termination or a deemed change of control ("COC") of Patriot for Robert F. O’Connell:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Normal Retirement	Involuntary Not for Cause Termination	For Cause Termination	Involuntary or Good Reason Termination (COC)	Death or Disability (1)

Compensation:
Cash	$ 0	$ 0	$500,000	$ 0	$633,308	$125,000
Non-Cash	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Benefits and Perquisites:	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Total:	$ 0	$ 0	$500,000	$ 0	$633,308	$125,000

The following table describes the potential payments upon termination or a deemed change of control ("COC") of Patriot for Martin G. Noble:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Normal Retirement	Involuntary Not for Cause Termination	For Cause Termination	Involuntary or Good Reason Termination (COC)	Death or Disability (1)

Compensation:
Cash	$ 0	$ 0	$ 0	$ 0	$420,000	$ 0
Non-Cash	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Benefits and Perquisites:	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Total:	$ 0	$ 0	$ 0	$ 0	$420,000	$ 0

The following table describes the potential payments upon termination or a deemed change of control ("COC") of Patriot for Philip W. Wolford:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Normal Retirement	Involuntary Not for Cause Termination	For Cause Termination	Involuntary or Good Reason Termination (COC)	Death or Disability (1)

Compensation:
Cash	$ 0	$ 0	$ 0	$ 0	$400,000	$ 0
Non-Cash	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Benefits and Perquisites:	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Total:	$ 0	$ 0	$ 0	$ 0	$400,000	$ 0

(1) All full time employees receive a $50,000 life insurance benefit.

401(k) Plan

The Bank maintains a tax-qualified 401(k) Plan under Section 401(a) of the Internal Revenue Code with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to make salary reduction contributions to the 401(k) Plan and to receive any matching or discretionary contributions made to the 401(k) Plan by the Bank on the first day of the quarter coinciding with or next following the date that the employee has attained 21 years of age and completed at least 1,000 hours of service in a period of six to 12 consecutive calendar months.

Under the 401(k) Plan, participants may elect to have the Bank contribute a portion of their compensation each year, subject to certain limitations imposed by the Internal Revenue Code. The 401(k) Plan permits the Bank to make discretionary matching and additional discretionary contributions to the 401(k) Plan. Participants in the 401(k) Plan may direct the investment of their accounts in several types of investment funds.

Participants are always 100% vested in their elective deferrals, matching and discretionary matching contributions and related earnings under the 401(k) Plan. Participants are permitted to receive a distribution from the 401(k) Plan only in the form of a lump sum payment.

2001 Stock Appreciation Rights Plan

In 2001, Patriot adopted the Patriot National Bancorp, Inc. 2001 Stock Appreciation Rights Plan.  Under the terms of the plan, Patriot may grant stock appreciation rights, or SARs, to Patriot officers that entitle them to receive upon exercise, in cash or shares of common stock, the appreciation in the value of the common stock from the date of grant. Each award vests at the rate of 20% per year from the date of grant. Any unexercised rights will expire ten years from the date of grant. As of December 31, 2009, there were 12,000 SARs issued and outstanding.

Subject to the terms of the plan, the Board of Directors may grant a SAR to any eligible participant.  A SAR entitles the participant to surrender to Patriot any then exercisable portion of the SAR in exchange for that number of shares of common stock having an aggregate fair market value on the date of surrender equal to the product of (a) the excess of the fair market value of a share of common stock on the date of surrender over the exercise price established by the Board, which shall not be less than the fair market value of a share of common stock on the date the SAR was granted, and (b) the number of shares of common stock subject to such SAR.  In lieu of payment in shares of common stock, payment may be made in cash or partly in shares and partly in cash, as determined by the Board.

Generally, an employee will not recognize any taxable income upon the grant of an SAR. At the time the employee receives the common stock or cash for the SAR, the fair market value of shares of common stock or the amount of any cash received generally is taxable to the employee as ordinary income, taxable as compensation.  Subject to the discussion under “Certain Tax Code Limitations on Deductibility” below, Patriot will be entitled to a deduction for federal income tax purposes at the same time and in the same amount that an employee recognizes ordinary income from SARs under the Plan.

In the event of a change of control, each SAR will become fully vested and, in the case of SARs will become immediately exercisable.

Patriot's current compensation philosophy does not include the awarding of SARs.

Stock Option Plan

In connection with Patriot's holding company reorganization in 1999, Patriot adopted the Bank’s stock option plan. Under this plan, an aggregate of 110,000 shares were available for issuance thereunder, all of which have been awarded. All outstanding options expired on August 17, 2009.  There are no shares available for future grant under this plan.

Certain Tax Code Limitations on Deductibility.  Section 162(m) of the Code generally limits the deduction for certain compensation in excess of $1 million per year paid by a publicly-traded corporation to its chief executive officer and the four other most highly compensated executive officers. Certain types of compensation, including compensation based on performance goals, are excluded from the Section 162(m) deduction limitation if certain requirements are satisfied.

Requirements Regarding “Deferred Compensation.”  Certain awards under the plan may constitute “deferred compensation” within the meaning of Section 409A of the Code, a recently enacted provision governing “non-qualified deferred compensation plans.”  Failure to comply with the requirements of the provisions of the Code regarding participant deferral elections and the timing of payment distributions could result in the affected participants being required to recognize ordinary income for tax purposes earlier than the times otherwise applicable as described in the above discussion and to pay substantial penalties.

The following tables present information about stock awards made to the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards (1)					Stock Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Angelo De Caro	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Charles F. Howell	2,500 5,000 7,500	-0-	-0-	8.28 9.84 11.90	12/31/2011 12/31/2012 12/31/2013	-0-	-0-	-0-	-0-
Robert F. O’Connell	6,000	-0-	-0-	8.54	03/31/2011	-0-	-0-	-0-	-0-
Martin G. Noble	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Philip W. Wolford	6,000	-0-	-0-	8.54	3/31/2011	-0-	-0-	-0-	-0-

(1) All awards shown above are settled in cash.  The items shown in column (b) represent stock appreciation rights.

Option Exercises and Stock Vested

	Option Awards(1)		Stock Awards(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Angelo De Caro	-0-	-0-	-0-	-0-
Charles F. Howell	-0-	-0-	-0-	-0-
Robert F. O’Connell	-0-	-0-	-0-	-0-
Martin G. Noble	-0-	-0-	-0-	-0-
Philip W. Wolford	-0-	-0-	-0-	-0-

(1) None of the NEO’s have been granted stock options or awards.

Pension Benefits

Patriot does not maintain a defined benefit pension plan, or any supplemental executive retirement plans.

Retirement Plan

Non-Qualified Deferred Compensation

Patriot does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

Patriot's directors who are also executive officers do not receive compensation for service on the board of directors or any of its committees. Non-employee directors of the Bank receive $600 for each board meeting in which they participate and $400 for each committee meeting in which they participate. In addition, non-employee directors who serve as the chair of a committee that meets at least four times in a year receive an additional $2,000 per year.

Non-employee directors serving on the board receive an annual award of Patriot common stock at each year’s annual meeting valued at $10,000 based on the last reported sale price on the trading day immediately preceding the Annual Meeting. The award is prorated for directors serving for less than a full year. Patriot paid fees totaling $195,707 which includes $55,827 in stock to non-employee directors during the fiscal year ended December 31, 2009.  Directors are not paid separately for their services on the Board of both Patriot and the Bank.

Director Compensation

The following table details the compensation paid to each of Patriot's non-management Directors in 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(1)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John J. Ferguson	19,200	9,999	-0-	-0-	-0-	152	29,351
Brian A. Fitzgerald (2)	9,600	9,999	-0-	-0-	-0-	49	19,648
John A. Geoghegan	17,400	9,999	-0-	-0-	-0-	113	27,512
L. Morris Glucksman	19,600	9,999	-0-	-0-	-0-	73	29,672
Michael F. Intrieri	36,800	9,999	-0-	-0-	-0-	93	46,892
Raymond B. Smyth	36,800	5,832	-0-	-0-	-0-	-0-	42,632

(1)  Represents imputed income from life insurance premiums.
(2)  Resigned from the Board effective as of September 23, 2009.

Item 407(e)(4).  Corporate Governance; Compensation Committee; Compensation Committee Interlocks

Compensation Committee Interlocks And Insider Participation

The members of the Compensation Committee during 2009 were John A. Geoghegan, John J. Ferguson, Brian A. Fitzgerald (until his resignation due to health reasons in September 2009), L. Morris Glucksman and Michael F. Intrieri.  No Compensation Committee member was, during 2009 or at any time prior thereto, an officer or employee of Patriot or its subsidiaries. Additionally, there were no Compensation Committee “interlocks” during 2009, which generally means that no executive officer of Patriot served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee.

Item 407(e)(5). Corporate Governance; Compensation Committee; Compensation Committee Report

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Patriot's Compensation Committee determines salaries, incentives and other compensation for Patriot's executive officers. The Compensation Committee of the Board of Directors consists of four non-employee directors. The members of the Compensation Committee currently are John A. Geoghegan (Chairman), John J. Ferguson, L. Morris Glucksman and Michael F. Intrieri. All of the Committee members are “independent” as defined by NASDAQ listing requirements.

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” disclosure appearing above. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors of Patriot that the Compensation Discussion and Analysis be included in Patriot’s Annual Report on Form 10-K.

April 21, 2010

The Compensation Committee:

John A. Geoghegan, Chairman
John J. Ferguson
L. Morris Glucksman
Michael F. Intrieri

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 201(d)  Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, Patriot does not have any securities authorized for issuance under equity compensation plans.

Item 403.  Security Ownership of Certain Beneficial Owners and Management

The table below provides certain information about beneficial ownership of Patriot's common stock as of April 15, 2010 by (i) each person, or group of affiliated persons, who is known to Patriot to beneficially own more than five percent of Patriot common stock; (ii) each of Patriot's directors; (iii) each of Patriot's executive officers named in the Summary Compensation Table; and (iv) all of Patriot's directors and executive officers as a group.

Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all shares of common stock beneficially owned by them, subject to community property laws, where applicable. The address of each director and executive officer is care of Patriot at Patriot's principal executive office.

To Patriot's knowledge, there exists no arrangement that might result in a change of control of Patriot, except pursuant to that certain Securities Purchase Agreement between the Bank, Patriot and PNBK Holdings, LLC dated as of December 16, 2009, a copy of which was filed as an Exhibit to Form 8-K on December 17, 2009.

To compute the percentage ownership of any shareholder in the following table, the total number of shares deemed outstanding includes 4,762,727 shares outstanding on February 28, 2010, plus any shares that a shareholder could acquire upon exercise of any options that are exercisable within the 60-day period after February 28, 2010.

	Shares of Common Stock Beneficially Owned
Beneficial Owner	Shares	Percent

5% Shareholders:

Harvey Sandler Revocable Trust 21170 NE 22nd Court North Miami Beach, FL 33180	648,130 (1)	13.61%

Barry C. Lewis 177 South Mountain Road New City, NY 10956	473,100 (2)	9.93%

Donald Opatrny 30 East Elm Street Greenwich, CT 06830	376,850 (3)	7.91%

Directors and Executive Officers named in the Summary Compensation Table:

Angelo De Caro	606,300 (4)	12.73%
John J. Ferguson	10,511 (5)	*
John A. Geoghegan	15,896 (6)	*
L. Morris Glucksman	81,073 (7)	1.70%
Charles F. Howell	63,050	1.32%
Michael F. Intrieri	52,297 (8)	1.10%
Robert F. O’Connell	27,948	*
Raymond B. Smyth	2,618 (9)	*
Philip W. Wolford	12,873 (10)	*
Martin Noble	1,911	*

All directors and executive officers of Patriot (13 persons)	885,930	18.60%
*           Percentage is less than 1% of all outstanding shares of common stock.

(1)           Based on an Amended Schedule 13G filed by the Harvey Sandler Revocable Trust with the SEC on February 13, 2009.  The Harvey Sandler Revocable Trust has sole voting and sole dispositive control over all of these shares.  Mr. Sandler is the sole trustee of the trust.

(2)           Based on an Amended Schedule 13G filed by Mr. Lewis with the SEC on January 30, 2009.  Reflects 327,628 shares held in Barry Lewis IRA Rollover Accounts, of which Mr. Lewis disclaims beneficial ownership, except to the extent of his equity interest therein, and 145,472 shares held by the Barry Lewis Revocable Living Trust.

(3)           Based on a Schedule 13D filed by Mr. Opatrny with the SEC on October 6, 2006.  Mr. Opatrny has sole voting and sole dispositive control over all of these shares.

(4)           Includes 584,600 shares under pledge and 1,700 shares not pledged and 20,000 shares held as Trustee for others.

(5)	Includes 1,496 shares for which Mr. Ferguson is a Trustee for his wife’s defined benefit plan.

(6)	Includes 10,464 shares held by Mr. Geoghegan through an Individual Retirement Account.

(7)           Includes 1,000 shares owned solely by Roslyn Glucksman; 10,800 shares held as Trustee for other than immediate family members; 14,200 shares held as Trustee for family members; 34,300 shares held as Trustee for other than immediate family members.

(8)	Includes 2,051 shares owned by family members.

(9)	Includes 600 shares held by Mr. Smyth through an Individual Retirement Account.

(10)	Includes 84 shares held in joint tenancy with, Regine Vantieghem, Mr. Wolford’s wife; and 302 shares owned solely by Regine Vantieghem over which Mr. Wolford disclaims beneficial ownership.

Item 13.	Certain Relationship and Related Transactions, and Director Independence

Item 404.  Transactions with Related Persons, Promoters and Certain Control Persons

In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). The total amount of loans to officers and directors outstanding as of December 31, 2009 was $3,540,593.  In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination these loans neither involved more than the normal risk of collectibility nor presented any other unfavorable features.

Information about transactions involving related persons is assessed by Patriot's independent directors. Related persons include Patriot's directors and executive officers as well as immediate family members of directors and officers. If the independent directors approve or ratify a material transaction involving a related person, then the transaction would be disclosed in accordance with the SEC rules. If the related person is a director, or a family member of a director, then that director would not participate in those discussions.

Item 407(a).  Corporate Governance; Director Independence

The Board of Directors has a policy that requires a majority of the directors to be independent within the meaning of applicable laws and regulations and the listing standards of the NASDAQ Global Market. The Board of Directors has affirmatively determined that the following directors, constituting a majority of the Board, are independent: John J. Ferguson, John A. Geoghegan, L. Morris Glucksman, Michael F. Intrieri and Raymond B. Smyth.  The Board of Directors has also affirmatively determined that the Audit Committee is comprised entirely of independent directors within the meaning of applicable laws and regulations, the listing standards of the NASDAQ Global Market and Patriot's corporate guidelines set forth in the Audit Committee Charter.

Independence Standards

The Board of Directors examines the independence of the directors annually.  For a director to be considered independent, the Board must determine that the director does not have any relationship with Patriot or any of its affiliates, either directly or as a partner, shareholder or officer of an organization that has such a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

A director will not be considered independent if, among other things, the director has:

•	Been employed by the Bank or its affiliates at any time in the current year or during the past three years.

•
Accepted any payments from the Bank or its affiliates in excess of $120,000 during any period of twelve consecutive months within the preceding three years (except for Board services, retirement plan benefits, non-discretionary compensation or loans made by the Bank in accordance with applicable banking regulations).

•	An immediate family member who is, or has been in the past three years, employed by the Bank or its affiliates as an executive officer.

•
Been a partner, controlling shareholder or an executive officer of any “for profit” business to which the Bank made or from which it received, payments (other than those which arise solely from investments in the Bank’s securities) that exceed five percent of the entity’s or the Bank’s consolidated gross revenues for that year, or $200,000, whichever is more, in any of the preceding three years.

•	Been employed as an executive officer of another entity where any of the Bank’s executive officers serve on that entity’s compensation committee.

Item 14.                      Principal Accountant Fees and Services

During the period covering the fiscal year ended December 31, 2009, McGladrey & Pullen, LLP performed the following audit and audit related professional services and RSM McGladrey, Inc. performed the following tax related professional services:

	2009	2008
Audit Fees consist of fees for professional
services rendered for the audit of the
consolidated financial statements, audit of
internal control over financial reporting and
review of financial statements included in
quarterly reports on Form 10-Q and services
connected with statutory and regulatory filings or
engagements.

	$ 448,864	$ 670,913

Tax Fees consist of fees for tax return preparation, planning and tax advice.	28,350	26,385
All Other Fees.	6,900	---

Total:	$ 484,114	$ 697,298

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its chair when expedition of services is necessary. The chair is required to report any decisions to pre-approve such services to the full Audit Committee at its next meeting. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee approved all of the fees set forth in the table above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot National Bancorp, Inc.
(Registrant)

By: /s/ Angelo De Caro
Name: Angelo De Caro
Title: Chairman & Chief Executive Officer

Date:  April 29, 2010

/s/ Angelo De Caro	April 29, 2010
Angelo De Caro, Chairman, Chief Executive	Date
Officer and Director

/s/ Robert F. O'Connell	April 29, 2010
Robert F. O’Connell	Date
Senior Executive Vice President,
Chief Financial Officer and Director

/s/ Todd C. Scaccia	April 29, 2010
Todd C. Scaccia	Date
Vice President & Controller

/s/ John J. Ferguson	April 29, 2010
John J. Ferguson	Date
Director

/s/ John A. Geoghegan	April 29, 2010
John A. Geoghegan	Date
Director

/s/ L. Morris Glucksman	April 29, 2010
L. Morris Glucksman	Date
Director

/s/ Charles F. Howell	April 29, 2010
Charles F. Howell	Date
Director

Form 10 K/A – Signatures continued

/s/ Michael F. Intrieri	April 29, 2010
Michael F. Intrieri	Date
Director

/s/ Raymond B. Smyth	April 29, 2010
Raymond B. Smyth	Date
Director

/s/ Philip W. Wolford	April 29, 2010
Philip W. Wolford	Date
Director