Form 10-Q
period 2010-03-31
PATRIOT NATIONAL BANCORP INC
filed 2010-05-10
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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
Yes     X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ___   No

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

Common stock, $2.00 par value per share, 4,762,727 shares outstanding as of the close of business April 30, 2010.

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	50

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	52

Item 6.	Exhibits	52

PART I - FINANCIAL INFORMATION

Item 1:       Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$ 10,127,565	$ 19,465,521
Interest bearing deposits	43,753,160	78,070,072
Federal funds sold	10,000,000	10,000,000
Short term investments	311,634	263,839
Cash and cash equivalents	64,192,359	107,799,432

Available for sale securities (at fair value)	63,000,520	48,829,981
Federal Reserve Bank stock	1,315,500	1,839,650
Federal Home Loan Bank stock	4,508,300	4,508,300
Loans receivable (net of allowance for loan losses: 2010 $15,061,796;
2009 $15,794,118)	624,941,545	645,205,943
Accrued interest and dividends receivable	3,228,539	3,236,252
Premises and equipment, net	6,230,846	6,595,727
Cash surrender value of life insurance	19,989,843	19,859,732
Other real estate owned	18,207,196	19,073,993
Other assets	9,134,612	9,467,911
Total assets	$ 814,749,260	$ 866,416,921

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$ 49,314,543	$ 49,755,521
Interest bearing deposits	662,526,332	711,578,771
Total deposits	711,840,875	761,334,292
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	50,000,000	50,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	4,586,265	3,973,319
Total liabilities	781,675,140	830,555,611

Shareholders' equity
Preferred stock: no par value; 1,000,000 shares authorized; no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; shares issued
4,774,432; shares outstanding 4,762,727.	9,548,864	9,548,864
Additional paid in capital	49,651,534	49,651,534
Accumulated deficit	(27,131,966)	(24,000,400)
Less: Treasury stock at cost: 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive income - net unrealized
gain on available-for-sale securities, net of taxes	1,165,713	821,337
Total shareholders' equity	33,074,120	35,861,310
Total liabilities and shareholders' equity	$ 814,749,260	$ 866,416,921

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest and Dividend Income
Interest and fees on loans	$ 9,096,489	$ 11,774,941
Interest on investment securities	489,564	528,636
Dividends on investment securities	69,286	42,444
Interest on federal funds sold	3,361	12,922
Other interest income	31,815	291
Total interest and dividend income	9,690,515	12,359,234

Interest Expense
Interest on deposits	3,117,316	6,242,773
Interest on Federal Home Loan Bank borrowings	418,875	418,876
Interest on subordinated debt	69,333	93,220
Interest on other borrowings	76,081	76,081
Total interest expense	3,681,605	6,830,950

Net interest income	6,008,910	5,528,284

Provision for Loan Losses	727,000	1,600,000

Net interest income after
provision for loan losses	5,281,910	3,928,284

Noninterest Income
Mortgage brokerage referral fees	26,884	2,495
Loan origination & processing fees	35,828	69,202
Fees and service charges	253,521	245,605
Gain on sale of investment securities	-	434,333
Earnings on cash surrender value of life insurance	130,111	189,013
Other income	92,124	82,006
Total noninterest income	538,468	1,022,654

Noninterest Expenses
Salaries and benefits	3,361,284	2,991,181
Occupancy and equipment expense, net	1,416,150	1,405,223
Data processing	348,934	317,991
Professional services and other outside services	1,063,595	720,817
Advertising and promotional expenses	83,633	57,773
Loan administration and processing expenses	95,803	97,729
Regulatory assessments	694,843	279,374
Insurance expense	273,297	34,765
Other real estate operations	978,691	-
Other noninterest expenses	410,714	401,046
Total noninterest expenses	8,726,944	6,305,899

Loss before income taxes	(2,906,566)	(1,354,961)

(Provision) Benefit for Income Taxes	(225,000)	258,000

Net loss	$ (3,131,566)	$ (1,096,961)

Basic and diluted loss per share	$ (0.66)	$ (0.23)

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net loss	$ (3,131,566)	$ (1,096,961)

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period, net of taxes	344,376	(65,482)

Comprehensive loss	$ (2,787,190)	$ (1,162,443)

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Stock	(Loss) Income	Total

Three months ended March 31, 2009

Balance at December 31, 2008	4,743,409	$ 9,510,228	$ 49,634,337	$ (119,886)	$ (160,025)	$ (90,510)	$ 58,774,144

Comprehensive loss
Net loss	-	-	-	(1,096,961)	-	-	(1,096,961)
Unrealized holding loss on available for
sale securities, net of taxes	-	-	-	-	-	(65,482)	(65,482)
Total comprehensive loss							(1,162,443)

Balance, March 31, 2009	4,743,409	$ 9,510,228	$ 49,634,337	$ (1,216,847)	$ (160,025)	$ (155,992)	$ 57,611,701

Three months ended March 31, 2010

Balance at December 31, 2009	4,762,727	$ 9,548,864	$ 49,651,534	$(24,000,400)	$ (160,025)	$ 821,337	$ 35,861,310

Comprehensive loss
Net loss	-	-	-	(3,131,566)	-	-	(3,131,566)
Unrealized holding gain on available for
sale securities, net of taxes	-	-	-	-	-	344,376	344,376
Total comprehensive loss							(2,787,190)

Balance, March 31, 2010	4,762,727	$ 9,548,864	$ 49,651,534	$(27,131,966)	$ (160,025)	$ 1,165,713	$ 33,074,120

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(3,131,566)	$(1,096,961)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and accretion of investment premiums and discounts, net	45,171	15,258
Provision for loan losses	727,000	1,600,000
Gain on sale of investment securities	-	(434,333)
Amortization of core deposit intangible	3,975	4,197
Earnings on cash surrender value of life insurance	(130,111)	(189,013)
Depreciation and amortization	389,515	424,555
Loss on sale of other real estate owned	52,977	-
Impairment writedown on other real estate owned	701,197	-
Deferred income taxes	-	(823,142)
Changes in assets and liabilities:
Decrease in deferred loan fees	(134,918)	(237,713)
Decrease in accrued interest receivable	7,713	384,383
Decrease in other assets	853,474	169,280
Increase (decrease) in accrued expenses and other liabilities	401,878	(647,556)
Net cash used in operating activities	(213,695)	(831,045)

Cash Flows from Investing Activities:
Purchases of available for sale securities	(15,162,500)	-
Principal repayments on available for sale securities	1,502,234	1,095,929
Proceeds from redemptions of available for sale securities	-	6,000,000
Net decrease in loans	19,672,316	2,103,221
Proceeds from sale of other real estate owned	112,623
Purchase of bank premises and equipment	(24,634)	(122,199)
Net cash provided by investing activities	6,100,039	9,076,951

Cash Flows from Financing Activities:
Net (decrease) increase in demand, savings and money market deposits	(8,359,465)	45,868,465
Net (decrease) increase in time certificates of deposits	(41,133,952)	13,255,317
Dividends paid on common stock	-	(213,454)
Net cash (used in) provided by financing activities	(49,493,417)	58,910,328

Net (decrease) increase in cash and cash equivalents	(43,607,073)	67,156,234

Cash and Cash Equivalents:
Beginning	107,799,432	24,602,751

Ending	$64,192,359	$91,758,985

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

Three Months Ended
March 31,
	2010	2009

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$ 3,658,816	$ 6,950,959

Income taxes	$ 2,080	$ 1,234,080

Supplemental disclosures of noncash investing and financing activities:

Unrealized holding gain (loss) on available for sale
securities arising during the period	$ 555,444	$ (105,624)

Proceeds receivable from redemption of Federal Reserve Bank Stock
and investment sales transactions	$ 524,150	$ 19,852,542

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:       Basis of Financial Statement Presentation

The Consolidated Balance Sheet at December 31, 2009 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp”) at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2009.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for the remainder of 2010.

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.  Such reclassifications had no effect on net income.

Note 2:       Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at March 31, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010:

U. S. Government agency obligations	$ 15,175,233	$ 334,316	$ (35,674)	$ 15,473,875
U. S. Government agency mortgage-backed
securities	44,045,385	340,707	(146,073)	44,240,019
Money market preferred equity securities	1,899,720	1,386,906	-	3,286,626
Total Available-for-Sale Securities	$ 61,120,338	$ 2,061,929	$ (181,747)	$ 63,000,520

December 31, 2009:

U. S. Government agency obligations	$ 5,176,712	$ -	$ (68,212)	$ 5,108,500
U. S. Government agency mortgage-backed
securities	40,428,810	241,520	(166,872)	40,503,458
Money market preferred equity securities	1,899,720	1,318,303	-	3,218,023
Total Available-for-Sale Securities	$ 47,505,242	$ 1,559,823	$ (235,084)	$ 48,829,981

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at March 31, 2010 and December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2010:

U. S. Government agency
obligations	$ 5,139,560	$ (35,674)	$ -	$ -	$ 5,139,560	$ (35,674)
U. S. Government agency
mortgage-backed securities	20,316,531	(145,901)	733,175	(172)	21,049,706	(146,073)
Totals	$ 25,456,091	$ (181,575)	$ 733,175	$ (172)	$ 26,189,266	$ (181,747)

December 31, 2009:

U. S. Government agency
obligations	$ 5,108,500	$ (68,212)	$ -	$ -	$ 5,108,500	$ (68,212)
U. S. Government agency
mortgage-backed securities	19,548,726	(159,918)	759,207	(6,954)	20,307,933	(166,872)
Totals	$ 24,657,226	$ (228,130)	$ 759,207	$ (6,954)	$ 25,416,433	$ (235,084)

At March 31, 2010, gross unrealized holding gains and gross unrealized holding losses on available-for-sale securities totaled approximately $2,062,000 and $182,000 respectively.  Of the securities with unrealized losses, there is one U. S. Government agency mortgage-backed security that has an unrealized loss for a period in excess of twelve months, with a current unrealized loss of $172.

At March 31, 2010, nine securities had unrealized losses with aggregate depreciation of 0.7% from the amortized cost.  There were no securities with unrealized losses greater than 5% of amortized cost.  At December 31, 2009, six securities had unrealized losses with aggregate depreciation of 0.9% from the amortized cost.  There were no securities with unrealized losses greater than 5% of amortized cost.

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest changes on debt and mortgage-backed securities issued by U.S. Government agencies.  Management considers the issuers of the securities to be financially sound, and Bancorp expects to receive all contractual principal and interest related to these investments.  Because Bancorp does not intend to sell the investments, and it is not more-likely-than-not that Bancorp will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, Bancorp does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

The amortized cost and fair value of available for sale debt securities at March 31, 2010 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
March 31, 2010:
Maturity:
> 10 years	$ 15,175,233	$ 15,473,875
Mortgage-backed securities	44,045,385	44,240,019
Total	$ 59,220,618	$ 59,713,894

Note 3:       Loans Receivable, Allowance for Loan Losses and Impaired Loans

A summary of the Company’s loan portfolio at March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
Real Estate
Commercial	$226,521,896	$230,225,306
Residential	205,584,121	195,571,225
Construction	130,986,865	154,457,082
Construction to permanent	13,396,736	15,989,976
Commercial	18,497,228	19,298,505
Consumer home equity	43,541,316	44,309,265
Consumer installment	1,347,956	1,155,059
Total Loans	639,876,118	661,006,418
Premiums on purchased loans	130,655	131,993
Net deferred loan fees	(3,432)	(138,350)
Allowance for loan losses	(15,061,796)	(15,794,118)
Loans receivable, net	$624,941,545	$645,205,943

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended
	March 31,
	2010	2009

Balance at beginning of period	$15,794,118	$16,247,070
Provision for loan losses	727,000	1,600,000
Charge-offs	(1,583,247)	(1,216,165)
Recoveries	123,925	-
Balance at end of period	$15,061,796	$16,630,905

At March 31, 2010 and December 31, 2009, the unpaid balances of loans delinquent 90 days or more and still accruing were $11,191,000 and $3,571,000, respectively.  These loans have matured and are either in the process of being renewed or awaiting payoff in full.

The unpaid principal balances of loans on nonaccrual status and considered impaired were $110,100,000 at March 31, 2010 and $113,537,000 at December 31, 2009.  If non-accrual loans had been performing in accordance with their original terms, Bancorp would have recorded approximately $2.3 million of additional income during the quarter ended March 31, 2010 and $1.2 million during the quarter ended March 31, 2009.

The following information relates to impaired loans at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Impaired loans receivable for which there is a
related allowance for credit losses	$ 42,354,301	$ 30,968,602

Impaired loans receivable for which there is no
related allowance for credit losses	$ 67,745,963	$ 82,568,512

Allowance for credit losses related to impaired loans	$ 4,355,836	$ 3,942,012

For the three months ended March 31, 2010 and 2009, the interest income collected and recognized on impaired loans was approximately $733,000 and $184,000 respectively.

At March 31, 2010, there were 17 loans totaling $31.7 million that were considered “troubled debt restructurings,” all of which are included in non-accrual loans, as compared to December 31, 2009 when there were nine loans totaling $11.5 million, all of which were included in non-accrual loans.

Note 4:       Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	March 31,	December 31,
	2010	2009

Non-interest bearing	$ 49,314,543	$ 49,755,521

Interest bearing
NOW	23,774,411	21,581,697
Savings	58,906,759	69,766,296
Money market	112,766,323	112,017,987
Time certificates, less than $100,000	284,275,901	305,719,484
Time certificates, $100,000 or more	182,802,938	202,493,307
Total interest bearing	662,526,332	711,578,771
Total Deposits	$ 711,840,875	$ 761,334,292

Total deposits decreased $49.5 million, or 7%, from $761.3 million at December 31, 2009 to $711.8 million at March 31, 2010.  Demand deposits decreased $0.4 million as a result of normal fluctuations in these accounts.  Interest bearing accounts decreased $49.1 million, which is comprised of a decrease in certificates of deposit and savings accounts of $41.1 million and $10.9 million, respectively, and partially offset by increases in NOW accounts and money market accounts of $2.2 million and $0.7 million, respectively.  NOW accounts increased $2.2 million primarily due to growth in IOLTA accounts.  The increase in money market accounts and decrease in certificates of deposit is attributable to customers refraining from locking into long-term rates in the current lower rate environment.  The growth in money markets is also attributable to depositors placing funds in FDIC-insured products during the current uncertain economic times.  The FDIC has also extended the increased level of insurance from $100,000 to $250,000 until December 31, 2013.

Note 5:       Income (loss) per share

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

The following is information about the computation of loss per share for the three months ended March 31, 2010 and 2009.

Three months ended March 31, 2010

	Net Loss	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(3,131,566)	4,762,727	$(0.66)

Three months ended March 31, 2009

	Net Income	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(1,096,961)	4,743,409	$(0.23)

Note 6:       Other Comprehensive Income (Loss)

Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gains
arising during the period	$555,443	$(211,067)	$344,376	$328,709	$(124,905)	$203,804

Reclassification adjustment
for gains recognized in income	-	-	-	(434,333)	165,047	(269,286)

Unrealized holding gains (losses)
on available for sale securities,
net of taxes	$555,443	$(211,067)	$344,376	$(105,624)	$40,142	$(65,482)

Note 7:       Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments whose contractual amounts represent credit risk are as follows at March 31, 2010:

Commitments to extend credit:
Future loan commitments	$ 15,013,250
Home equity line of credit	24,518,635
Unused lines of credit	9,960,965
Undisbursed construction loans	11,077,727
Financial standby letters of credit	172,000
$ 60,742,577

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception.  No liability related to guarantees was required to be recorded at March 31, 2010.

Note 8:       Regulatory and Operational Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of March 31, 2010, the Company and the Bank are categorized as “adequately capitalized” for these purposes.  In addition, due to the Bank’s asset profile and current economic conditions in its markets, the Bank’s capital plan pursuant to the Agreement described below does target a minimum 9% Tier 1 leverage capital ratio.

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

The Company’s subsidiary, Patriot National Bank (the “Bank”), which commenced operations in August 1994 was profitable each year from 1996 through 2007, inclusive.  Since then, the Bank’s financial performance was adversely impacted from the extraordinary effects of what may ultimately be the worst financial crisis since the Great Depression.  The effects of the current economic environment have been and continue to be felt across many industries, with financial services and residential real estate being particularly hard hit.

During 2009, the net losses of the Company resulted in a shift in capital categories from classification as well-capitalized to classification as adequately capitalized as of September 30, 2009.  The Bank remains adequately capitalized as of March 31, 2010.  Should the bank continue to incur losses of the same magnitude experienced in 2009 resulting in further erosion of capital, the Bank’s regulatory capital classification could be downgraded.

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

The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2010 and December 31, 2009 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2010

The Company:

Total Capital (to Risk Weighted Assets)	$ 47,607	8.45%	$ 45,072	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	39,844	7.07%	22,543	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	39,844	4.78%	33,342	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$ 47,667	8.47%	$ 45,022	8.00%	$ 56,277	10.00%
Tier 1 Capital (to Risk Weighted Assets)	39,909	7.09%	22,516	4.00%	33,773	6.00%
Tier 1 Capital (to Average Assets)	39,909	4.79%	33,327	4.00%	41,659	5.00%

December 31, 2009

The Company:

Total Capital (to Risk Weighted Assets)	$ 51,072	8.58%	$ 47,894	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	42,971	7.22%	23,945	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	42,971	4.72%	36,512	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$ 51,056	8.58%	$ 47,821	8.00%	$ 59,506	10.00%
Tier 1 Capital (to Risk Weighted Assets)	42,960	7.22%	23,908	4.00%	35,701	6.00%
Tier 1 Capital (to Average Assets)	42,960	4.72%	36,454	4.00%	45,508	5.00%

On December 16, 2009, Bancorp and the Bank entered into a Securities Purchase Agreement (the “SPA”) with Carazza pursuant to which Carazza has the right to purchase 33,333,333 shares of Bancorp common stock for $50,000,000.  The capital raised from the SPA should restore the Bank to the well capitalized regulatory classification.  On May 3, 2010, Bancorp, the Bank and Carrazza entered into a First Amendment to Securities Purchase Agreement (the “Amendment”) to extend the outside closing date of the SPA, primarily to accommodate the completion of all necessary regulatory applications and approvals required for Carrazza to consummate the transactions contemplated under the SPA.  Pursuant to the terms of the Amendment, the parties have agreed to extend the outside closing date set forth under the SPA from May 31, 2010 to July 31, 2010 or later, provided certain conditions are met and further provided that the outside closing date shall not be extended later than August 31, 2010, unless mutually consented to in writing by the parties.  The Amendment sets forth that the SPA shall automatically terminate as of certain dates, unless certain conditions are met or if extended by mutual consent of the parties in writing.  Management currently anticipates that, subject to certain conditions and contingencies, the Carrazza investment will be consummated in the third quarter of 2010.

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

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company.  Pursuant to the February 9, 2009 Agreement between the Bank and the Office of the Comptroller of the Currency, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank's OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller.   In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances.  The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years.  As of March 31, 2010, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company.  The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.  The Federal Reserve Bank may impose further dividend restrictions on the Company.

Loans or advances to the Company from the Bank are limited to 10% of the Bank's capital stock and surplus on a secured basis.

Note 9:       Income Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  Management has reviewed the deferred tax position of Bancorp at March 31, 2010.  The deferred tax position has been affected by several significant matters in the past three years.  These matters include increased levels of provision for loan losses, the increasing levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, Bancorp is in a cumulative net loss position at March 31, 2010, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that Bancorp will be able to realize the deferred tax assets and accordingly has established a full valuation allowance totaling $12.2 million against its net deferred tax asset at March 31, 2010.  The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset.  If, in the future, Bancorp generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Note 10:       Fair Value and Interest Rate Risk

Bancorp uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in certain instances, there are no quoted market prices for certain assets or liabilities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

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

Bancorp’s fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  The three categories within the hierarchy are as follows:

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lower level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial instruments only disclosed at fair value, is set forth below.

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

Other Real Estate Owned:  The fair values of Bancorp’s other real estate owned properties (“OREO”) are based on the estimated current property valuations less estimated disposition costs.  When the fair value is based on current observable appraised values, OREO is classified within Level 2.  Bancorp classifies OREO within Level 3 when unobservable adjustments are made to appraised values.  Bancorp does not record OREO at fair value on a recurring basis.

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

Junior Subordinated Debt:  Junior subordinated debt reprices quarterly and as a result the carrying amount is considered a reasonable estimate of fair value.  Bancorp does not record junior subordinated debt at fair value on a recurring basis.

Federal Home Loan Bank Borrowings:  The fair value of the advances is estimated using a discounted cash flow calculation that applies current Federal Home Loan Bank interest rates for advances of similar maturity to a schedule of remaining maturities of such advances.  Bancorp does not record these borrowings at fair value on a recurring basis.

Other Borrowings:  The fair values of longer term borrowings and fixed rate repurchase agreements are estimated using a discounted cash flow calculation that applies current interest rates for transactions of similar maturity to a schedule of remaining maturities of such transactions.  Bancorp does not record these borrowings at fair value on a recurring basis.

Off-balance sheet instruments:  Fair values for Bancorp’s off-balance-sheet instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Bancorp does not record its off-balance-sheet instruments at fair value on a recurring basis.

In February 2010, the FASB issued guidance which amended the existing guidance related to Fair Value Measurements and Disclosures.  The amendments require the following new fair value disclosures:

•
Separate disclosure of the significant transfers in and out of Level 1 and Level 2 fair value measurements, and a description of the reasons for the transfers.  The Company had no significant transfers into, or out of, levels 1 or 2 during the three months ended March 31, 2010.

•
In the rollforward of activity for Level 3 fair value measurements (significant unobservable inputs), purchases, sales , issuances, and settlements should be presented separately (on a gross basis rather than as one net number).

In addition, the amendments clarify existing disclosure requirements, as follows:

•	Fair value measurements and disclosures should be presented for each class of assets and liabilities within a line item in the statement of financial position.
•
Reporting entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures were effective for Bancorp for the quarter ended March 31, 2010, except for the disclosures included in the rollforward of activity for Level 3 fair value measurements, for which the effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Bancorp adopted this guidance during the quarter ended March 31, 2010 and has included these disclosures in these financial statements.

The following table summarizes financial assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Bancorp to determine fair value:

Fair Value at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
March 31, 2010	(Level 1)	(Level 2)	(Level 3)	March 31, 2010

U.S. Government agency obligations	$ -	$ 15,473,875	$ -	$ 15,473,875
U.S. Government agency mortgage-
backed securities	-	44,240,019	-	44,240,019
Money market preferred equity securities	-	3,286,626	-	3,286,626
Securities available for sale	$ -	$ 63,000,520	$ -	$ 63,000,520

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

U.S. Government agency obligations	$ -	$ 5,108,500	$ -	$ 5,108,500
U.S. Government agency mortgage-				-
backed securities	-	40,503,458	-	40,503,458
Money market preferred equity securities	-	3,218,023	-	3,218,023
Securities available for sale	$ -	$ 48,829,981	$ -	$ 48,829,981

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table reflects financial assets measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
March 31, 2010	(Level 1)	(Level 2)	(Level 3)	March 31, 2010

Impaired Loans (1)	$ -	$ -	$ 28,791,829	$ 28,791,829

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Impaired Loans (1)	$ -	$ -	$ 49,322,844	$ 49,322,844

(1)  Represents carrying value for which adjustments are based on the appraised value of the collateral.

The following table summarizes non-financial assets measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
March 31, 2010	(Level 1)	(Level 2)	(Level 3)	March 31, 2010

Other real estate owned	$ -	$ -	$ 18,207,196	$ 18,207,196

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Other real estate owned	$ -	$ -	$ 19,073,993	$ 19,073,993

Bancorp discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of Bancorp.

The estimated fair value amounts have been measured as of March 31, 2010 and December 31, 2009 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the recorded book balances and estimated fair values of Bancorp’s financial instruments at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Recorded		Recorded
	Book	Fair	Book	Fair
	Balance	Value	Balance	Value
Financial Assets:
Cash and noninterest bearing balances due from banks	10,128	10,128	19,466	19,466
Interest-bearing deposits due from banks	43,753	43,753	78,070	78,070
Federal funds sold	10,000	10,000	10,000	10,000
Short-term investments	312	312	264	264
Available-for-sale securities	63,001	63,001	48,830	48,830
Federal Reserve Bank stock	1,316	1,316	1,840	1,840
Federal Home Loan Bank stock	4,508	4,508	4,508	4,508
Loans receivable, net	624,942	624,014	645,206	644,977
Accrued interest receivable	3,229	3,229	3,236	3,236

Financial Liabilities:
Demand deposits	49,315	49,315	49,756	49,756
Savings deposits	58,907	58,907	69,766	69,766
Money market deposits	112,766	112,766	112,018	112,018
Negotiable orders of withdrawal	23,774	23,774	21,582	21,582
Time deposits	467,079	471,887	508,213	512,524
FHLB Borrowings	50,000	50,739	50,000	50,270
Securities sold under repurchase agreements	7,000	7,780	7,000	7,778
Subordinated debentures	8,248	8,248	8,248	8,248
Accrued interest payable	528	528	505	505

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at March 31, 2010 and December 31, 2009.  The estimated fair value of fee income on letters of credit at March 31, 2010 and December 31, 2009 was insignificant.

Note 11:       Contingencies

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

On May 3, 2010, Bancorp, the Bank and Carrazza entered into a First Amendment to Securities Purchase Agreement (the “Amendment”) to extend the outside closing date of the SPA, primarily to accommodate the completion of all necessary regulatory applications and approvals required for Carrazza to consummate the transactions contemplated under the SPA.  Pursuant to the terms of the Amendment, the parties have agreed to extend the outside closing date set forth under the SPA from May 31, 2010 to July 31, 2010 or later, provided certain conditions are met and further provided that the outside closing date shall not be extended later than August 31, 2010, unless mutually consented to in writing by the parties.  The Amendment sets forth that the SPA shall automatically terminate as of certain dates, unless certain conditions are met or if extended by mutual consent of the parties in writing.  Management currently anticipates that, subject to certain conditions and contingencies, the Carrazza investment will be consummated in the third quarter of 2010.

Note 12:       Recent Accounting Pronouncements

The FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets in December 2009.  Among other provisions, this ASU eliminates the concept of a “qualifying special-purpose entity” from SFAS No. 140 and removes the exception from applying FIN No.46(R) to qualifying special-purpose entities.  In addition, this ASU provides guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets and requires additional disclosures.  This ASU is effective at the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009.  The Company adopted this guidance during the quarter ended March 31, 2010.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

Item 2:       Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” may be forward looking and subject to a variety of risks and uncertainties.  These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to  Bancorp and the Bank and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the state of the economy and real estate values in Bancorp’s market areas, and the consequent affect on the quality of Bancorp’s loans, (8) recent governmental initiatives are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of  Bancorp; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums may adversely affect Bancorp; (10)  the state of the economy in the greater New York metropolitan area and its particular effect on Bancorp’s customers, vendors and communities and (11) Bancorp’s ability to procure additional capital either through its December 16, 2009 Stock Purchase Agreement, as amended, with PNBK Holdings, LLC or, should that purchase not be consummated, through other means. Other such factors may be described in Bancorp’s other filings with the SEC.

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

Summary

Bancorp incurred a net loss of $3.1 million ($0.66 basic and diluted loss per share) for the quarter ended March 31, 2010, as compared to a net loss of $1.1 million ($0.23 basic and diluted loss per share) for the quarter ended March 31, 2009.  Bancorp’s net interest margin for the quarter ended March 31, 2010 was 3.10% as compared to 2.45% for the quarter ended March 31, 2009.  The increase in net interest margin is a result of absorbing liquidity, a reduction in higher rate certificates of deposit, investment purchases and the impact of the repayment of back interest on one loan which had a 95 basis points positive impact on the net interest margin.  Interest income and interest expense decreased by 22% and 46%, respectively, for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.  The significant decline is primarily due to the cost of funds decreasing by 132 basis points due to substantial declines in interest rates paid on deposits.

Total assets decreased $51.7 million from $866.4 million at December 31, 2009 to $814.7 million at March 31, 2010.  Cash and cash equivalents decreased $43.6 million to $64.2 million at March 31, 2010, as compared to $107.8 million at December 31, 2009.  The available for sale securities portfolio increased $14.2 million to $63.0 million at March 31, 2010 from $48.8 million at December 31, 2009 due to the purchase of $15.2 million in government agency bonds and mortgage-backed securities. The net loan portfolio decreased $20.3 million from $645.2 million at December 31, 2009 to $624.9 million at March 31, 2010. This is the result of continuing efforts to reduce concentration levels within the construction and commercial real estate loan portfolios and loan payoffs, including some on non-accrual status.  Deposits decreased $49.5 million to $711.8 million at March 31, 2010 from $761.3 million at December 31, 2009.  Deposits decreased as a result of the maturity of higher rate certificates of deposit.  Borrowings remained unchanged as compared to December 31, 2009.

Financial Condition

Bancorp’s total assets decreased $51.7 million from $866.4 million at December 31, 2009 to $814.7 million at March 31, 2010.  Cash and due from banks decreased $43.6 million compared to December 31, 2009 which is reflective of a significant decline in interest bearing deposits during the first quarter.  Federal funds sold remained at $10.0 million.  There was a $20.3 million decline in the loan portfolio, as Bancorp reduced the concentration in construction and commercial real estate loans.  Total investments increased by $13.7 million when compared to December 31, 2009.  See Note 8 for discussion of regulatory capital.

Cash and Cash Equivalents

Cash and cash equivalents decreased $43.6 million, or 40%, to $64.2 million at March 31, 2010 compared to $107.8 million at December 31, 2009, due mainly to the decrease in cash and due from banks.  Cash and due from banks decreased $43.6 million to $53.9 million at March 31, 2010 compared to $97.5 million at December 31, 2009. The decreased level of cash is reflective of the decline in deposits, which has improved the overall net interest margin.

Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	March 31,	December 31
	2010	2009

U. S. Government Agency obligations	$ 15,473,875	$ 5,108,500
U. S. Government Agency mortgage-backed
securities	44,240,019	40,503,458
Money market preferred equity securities	3,286,626	3,218,023
Total Available for Sale Securities	$ 63,000,520	$ 48,829,981

Available for sale securities increased $14.2 million, or 29%, from $48.8 million at December 31, 2009 to $63.0 million at March 31, 2010.  The increase is primarily due to the purchase of one government agency bond for $10.0 million and one government agency mortgage-backed security for $5.2 million during the quarter ended March 31, 2010.  These purchases are part of management’s plan to improve the yield and earnings on the Bank’s liquid assets.

Bancorp performs a quarterly analysis of those securities that are in an unrealized loss position to determine if those losses qualify as other-than-temporary impairments.  This analysis considers the following criteria in its determination:  the ability of the issuer to meet its obligations, an impairment due to a deterioration in credit, management’s plans and ability to maintain its investment in the security, the length of time and the amount by which the security has been in a loss position, the interest rate environment, the general economic environment and prospects or projections for improvement or deterioration.

Management has made the determination that none of the Bank’s investment securities are other-than-temporarily impaired at March 31, 2010, and no impairment charges were recorded during the year ended March 31, 2010.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	March 31,	December 31,
	2010	2009
Real Estate
Commercial	$ 226,521,896	$ 230,225,306
Residential	205,584,121	195,571,225
Construction	130,986,865	154,457,082
Construction to permanent	13,396,736	15,989,976
Commercial	18,497,228	19,298,505
Consumer home equity	43,541,316	44,309,265
Consumer installment	1,347,956	1,155,059
Total Loans	639,876,118	661,006,418
Premiums on purchased loans	130,655	131,993
Net deferred loan fees	(3,432)	(138,350)
Allowance for loan losses	(15,061,796)	(15,794,118)
Loans receivable, net	$ 624,941,545	$ 645,205,943

Bancorp’s net loan portfolio decreased $20.3 million, or 3%, from $645.2 million at December 31, 2009 to $624.9 million at March 31, 2010.  The decrease is primarily a result of loan payoffs, including some that were impaired and on non-accrual status, resulting in decreases in construction loans of $23.5 million, commercial real estate loans of $3.7 million, construction-to-permanent loans of $2.6 million, commercial loans of $0.8 million and HELOCs of $0.8 million.  These decreases were partially offset by an increase of $10.0 million in residential real estate loans.  The decrease also reflects net charge-offs for the quarter ended March 31, 2010 of $1.5 million. In an effort to reduce its concentration in construction and commercial real estate loans, Bancorp has continued its moratorium of originating new loans in the construction and commercial real estate portfolios.

At March 31, 2010, the net loan to deposit ratio was 88% and the net loan to total assets ratio was 77%.  At December 31, 2009, these ratios were 85% and 74%, respectively.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance for loan losses decreased by $732,000 from December 31, 2009 to March 31, 2010 due to net charge-offs of $1.5 million after provisions of $727,000.

The allowance consists of allocated and general components.  The allocated component relates to loans that are considered impaired.  For such impaired loans, an allowance is established when the discounted cash flows (or observable market price or collateral value if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.  The Bank obtains current appraisals on all real estate and construction loans maturing in the subsequent four months, as well as for loans added to special mention. When a loan is placed on non-accrual status the loan is considered impaired. For collateral dependent loans, the appraised value is then reduced by estimated liquidation expenses and any senior liens and the result is compared to the principal loan balance to determine the impairment amount, if any. For loans that are not collateral dependent and for which a restructure is in place, the impairment is determined by using the discounted cash flow method which takes into account the difference between the original interest rate and the restructured rate.

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

The allowance for loan losses reflects management’s estimate of probable but unconfirmed losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, unfavorable information about a borrower’s financial condition, delays in obtaining information, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  Loan quality control is continually monitored by management, subject to oversight by the Board of Directors through its members who serve on the Loan Committee.  Loan quality control is also reviewed by the full Board of Directors on a monthly basis.  In 2008, the Bank created an internal loan review position in addition to the semi-annual loan reviews performed by an external independent firm.  In 2009 the internal loan review function was expanded to a department of two employees.  Loan Review reports on a quarterly basis to the Audit Committee.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the loan is well-secured and in process of collection.  Consumer installment loans are typically charged off no later than 180 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Management considers all non-accrual loans and certain restructured loans to be impaired. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income.  The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered collection delays and the related loans are not considered to be impaired.  The Bank considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended
	March 31,	March 31,
(Thousands of dollars)	2010	2009

Balance at beginning of period	$15,794	$16,247
Charge-offs	(1,583)	(1,216)
Recoveries	124	-
Net Charge-offs	(1,459)	(1,216)
Provision charged to operations	727	1,600
Balance at end of period	$15,062	$16,631

Ratio of net charge-offs during
the period to average loans
outstanding during the period	0.22%	0.15%

Ratio of ALLL / Gross Loans	2.35%	2.07%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $15.1 million, at March 31, 2010, which represents 2.35% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	March 31,	December 31,
(Thousands of dollars)	2010	2009

Loans past due over 90 days	$ 11,192	$ 3,571
still accruing
Non accruing loans	110,100	113,537
Total	$ 121,292	$ 117,108
% of Total Loans	18.95%	17.72%
% of Total Assets	14.89%	13.52%

The loans past due over 90 days have matured and are either in the process of being renewed or awaiting payoff in full.  Non-accruing loans including troubled debt restructurings, decreased by $3.4 million this quarter.  Non-accrual loans and troubled debt restructurings are attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets.  Residents of Fairfield County, Connecticut, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.

The $110.1 million of non-accrual loans at March 31, 2010 is comprised of exposure to sixty-one borrowers, for which a specific reserve of $4.4 million has been established.  Loans totaling $84.0 million are collateral dependent and are secured by residential or commercial real estate located within the Bank’s market area.  In all cases, the Bank has obtained current appraisal reports from independent licensed appraisal firms and discounted those values for estimated liquidation expenses to determine estimated impairment. Based on the Bank’s analysis for loan impairment, specific reserves totaling $3.4 million are related to collateral dependent impaired loans.  Impairment related to loans totaling $26.1 million to 12 borrowers has been measured based on discounted cash flows resulting in specific reserves of $940,000.  Such loans are also secured by real estate.  Of the $110.1 million of non-accrual loans at March 31, 2010, 26 borrowers with aggregate balances of $39.5 million continue to make loan payments and these loans are current as to payments.

Independent real estate tracking reports indicate that the real estate market in Fairfield County, Connecticut, where the majority of the properties securing the Bank’s loans are located, has improved in terms of higher average prices and significantly greater sales volume.  Management believes the local real estate market is beginning to show signs of stabilization and improvement.

Loans delinquent over 90 days and still accruing aggregating $11.2 million are comprised of fourteen loans, all of which have matured, continue to make payments and are either in the process of being renewed or awaiting payoff in full.

Potential Problem Loans

In addition to the above, there are $69.7 million of substandard loans comprised of 37 borrowers and $63.3 million of special mention loans comprised of 40 borrowers for which management has a concern as to the ability of the borrowers to comply with the present repayment terms.  Borrowers continue to make payments and loans totaling $64.6  million are less than 30 days past due at March 31, 2010, and $5.1 million are less than 60 days past due.

Other Real Estate Owned

The following table is a summary of Bancorp’s other real estate owned at the dates shown:

	2010	2009

Construction	$ 13,080,399	$ 13,524,597
Commercial	4,512,297	4,934,896
Land	614,500	614,500

Other real estate owned	$ 18,207,196	$ 19,073,993

The balance of other real estate owned at March 31, 2010 is comprised of eight properties that were obtained through loan foreclosure proceedings.  During the quarter ended March 31, 2010, no new other real estate owned properties were acquired and one property was sold.

Deferred Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  Management has reviewed the deferred tax position of Bancorp at March 31, 2010.  The deferred tax position has been affected by several significant matters in the past three years.  These matters include increased levels of provision for loan losses, the increasing levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, Bancorp is in a cumulative net loss position at March 31, 2010, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize the deferred tax assets and accordingly has established a full valuation allowance totaling $12.2 million against its net deferred tax asset at March 31, 2010.  The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset.  If, in the future, Bancorp generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	March 31,	December 31,
	2010	2009

Non-interest bearing	$ 49,314,543	$ 49,755,521

Interest bearing
NOW	23,774,411	21,581,697
Savings	58,906,759	69,766,296
Money market	112,766,323	112,017,987
Time certificates, less than $100,000	284,275,901	305,719,484
Time certificates, $100,000 or more	182,802,938	202,493,307
Total interest bearing	662,526,332	711,578,771
Total Deposits	$ 711,840,875	$ 761,334,292

Total deposits decreased $49.5 million, or 7%, from $761.3 million at December 31, 2009 to $711.8 million at March 31, 2010.  Demand deposits decreased $0.4 million as a result of normal fluctuations in these accounts.  Interest bearing accounts decreased $49.1 million, which is comprised of a decrease in certificates of deposit and savings accounts of $41.1 million and $10.9 million, respectively, and partially offset by increases in NOW accounts and money market accounts of $2.2 million and $0.7 million, respectively.  NOW accounts increased $2.2 million primarily due to growth in IOLTA accounts.  The increase in money market accounts and decrease in certificates of deposit is attributable to customers refraining from locking into long-term rates in the current lower rate environment.  The growth in money markets is also attributable to depositors placing funds in FDIC-insured products during the current uncertain economic times.  The FDIC has also extended the increased level of insurance from $100,000 to $250,000 until December 31, 2013.

 Borrowings

At March 31, 2010, total borrowings were $65.2 million and are unchanged as compared to December 31, 2009.  In addition to the outstanding borrowings disclosed in the consolidated balance sheet, Bancorp has the ability to borrow approximately $157 million in additional advances from the Federal Home Loan Bank of Boston, and has a $2.0 million overnight line of credit.  The Bank has also established a line of credit at the Federal Reserve Bank.

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities.  The subordinated debentures, which bear interest at the three-month LIBOR plus 3.15% (3.418% at March 31, 2010), mature on March 26, 2033.  Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures.  The deferral in the first quarter of 2010 represented the fourth consecutive quarter of deferral.  Interest is still being accrued and charged to operations.  The Company may only defer the payment of interest until March, 2014, and all accrued interest must be paid prior to or at completion of the deferment period.

Capital

Capital decreased $2.8 million primarily as a result of the net loss for the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased by $4.0 million from $56.7 million at December 31, 2009 to $60.7 million at March 31, 2010, due to increases of $11.6 million in future loan commitments offset by decreases of $6.6 million in undisbursed construction loans and $1.0 million in financial standby letters of credit.

Results of Operations

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended March 31,
		2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$ 654,046	$ 9,097	5.56%	$ 809,331	$ 11,775	5.82%
Federal funds sold and
other cash equivalents	53,957	35	0.26%	36,600	15	0.16%
Investments	66,391	559	3.37%	54,797	569	4.15%
Total interest
earning assets	774,394	9,691	5.01%	900,728	12,359	5.49%

Cash and due from banks	20,268			17,375
Premises and equipment, net	6,246			7,629
Allowance for loan losses	(15,921)			(16,651)
Other assets	49,605			30,567
Total Assets	$ 834,592			$ 939,648

Interest bearing liabilities:
Deposits	$ 679,451	$ 3,117	1.84%	$ 763,619	$ 6,243	3.27%
FHLB advances	50,000	419	3.36%	50,000	419	3.35%
Subordinated debt	8,248	69	3.35%	8,248	93	4.51%
Other borrowings	7,000	76	4.35%	7,000	76	4.34%
Total interest
bearing liabilities	744,699	3,682	1.98%	828,867	6,831	3.30%

Demand deposits	49,926			46,842
Accrued expenses and
other liabilities	4,681			4,972
Shareholders' equity	35,286			58,967
Total liabilities and equity	$ 834,592			$ 939,648

Net interest income		$ 6,009			$ 5,528
Interest margin			3.10%			2.45%
Interest spread			3.03%			2.19%

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

	Three months ended March 31,
	2010 vs 2009
	Increase (decrease) in Interest
	Income/Expense
	Due to change in:
	Volume	Rate	Total
	(dollars in thousands)
Interest earning assets:
Loans	$ (2,172)	$ (506)	$ (2,678)
Federal funds sold and
other cash equivalents	5	15	20
Investments	108	(119)	(11)
Total interest
earning assets	(2,059)	(610)	(2,669)

Interest bearing liabilities:
Deposits	$ (747)	$ (2,379)	$ (3,126)
FHLB advances	-	-	-
Subordinated debt	-	(24)	(24)
Other borrowings	-	-	-
Total interest
bearing liabilities	(747)	(2,403)	(3,150)

Net interest income	$ (1,312)	$ 1,793	$ 481

For the quarter ended March 31, 2010, average interest earning assets decreased $126.3 million, or 14%, to $774.4 million at March 31, 2010 from $900.7 million at March 31, 2009 resulting in interest income for Bancorp of $9.7 million as compared to $12.4 million for the same period in 2009.  Interest and fees on loans decreased $2.7 million, or 23%, from $11.8 million for the quarter ended March 31, 2009 to $9.1 million for the quarter ended March 31, 2010. This decrease is primarily the result of a decrease in the loan portfolio of $155 million and the high level of non-accrual loans.  When compared to the same period last year, interest income on investments decreased slightly due to decreases in rates, but was offset by an increase in the average balance of investments outstanding.  This resulted from the purchase of $25 million in investment securities between the fourth quarter 2009 and the first quarter 2010.  This was part of the ALCO Committee’s plan to increase the overall yield in the investment portfolio.  Interest income on federal funds sold and other cash equivalents increased by $20,000, which is reflective of an increase in average balances due to excess funds being invested overnight in our Federal Reserve Bank account and a slightly higher return on invested funds.

Total interest expense for the quarter ended March 31, 2010 of $3.7 million represents a decrease of $3.1 million, or 46%, as compared to interest expense of $6.8 million for the same period last year.  This decrease in interest expense is the result of a decrease in both interest rates paid and lower average balances of interest-bearing liabilities of $84.4 million or 10%.  Average balances on deposit accounts decreased $84.4 million, or 11%, and significantly lower interest rates resulted in a decrease in interest expense on deposits of $3.1 million.  Average FHLB advances remained constant at $50 million resulting in $419,000 in interest expense on FHLB advances, which is identical to the same period last year.  The decrease in the index to which the junior subordinated debt interest rate is tied resulted in a decline in interest expense of $24,000, or 26%.

As a result of the above, Bancorp’s net interest income increased $0.5 million, or 9%, to $6.0 million for the three months ended March 31, 2010 as compared to $5.5 million for the same period last year.  The net interest margin for the three months ended March 31, 2010 was 3.10% as compared to 2.45% for the three months ended March 31, 2009 as a result of the repayment of $605,000 of back interest on one loan and a significant reduction in the cost of funds.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the three months ended March 31, 2010 was $727,000 compared to $1.6 million for the three months ended March 31, 2009. The change in the provision for loan losses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is due to a decrease in non-accruing loans in the first quarter of 2010 and is reflective of the riskiest portion of the non-accruing loans being charged-off.  For the three months ended March 31, 2010, non-accrual loans decreased by $3.4 million compared to the three months ended March 31, 2009 during which non-accrual loans increased by $5.6 million.  At March 31, 2010 non-accrual loans were $110.1 million compared to $85.8 million at March 31, 2009, which represents an increase of $24.3 million between these two periods.  When comparing the allowance for loan losses to the loan portfolio, outstanding loans had decreased by 20.2% during the period from March 31, 2009 to March 31, 2010 and the ratio of ALLL to total loans increased from 2.07% to 2.35%. It should be noted that the $15.1 million allowance for loan loss reserve as of March 31, 2010 factors in net charge offs of $1.5 million this quarter.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Noninterest income

Noninterest income decreased $0.5 million from $1.0 million for the quarter ended March 31, 2009 to $0.5 million for the quarter ended March 31, 2010.  This decrease is primarily due to a gain on sale of investment securities of $434,000 recorded through earnings in March 2009.  Declining interest rates resulted in a decrease in earnings of $59,000 on the Bank-owned life insurance, which generated income of $130,000 for the quarter ended March 31, 2010 as compared to $189,000 for the quarter ended March 31, 2009.  In addition, there was a $33,000 decrease in loan origination and processing fees for the three months ended March 31, 2010 as compared to the same period last year.  These were partially offset by increases in mortgage brokerage referral fee income of $24,000, other income of $10,000 and activity based deposit fees and service charges of $7,900.

Noninterest expenses

Noninterest expenses increased $2.4 million, or 38%, to $8.7 million for the quarter ended March 31, 2010 from $6.3 million for the quarter ended March 31, 2009.  Other real estate operations expenses of $926,000 are due to Bancorp maintaining eight properties acquired through loan foreclosure proceedings during the year ended December 31, 2009, an impairment write-down on three properties of $701,000 and a loss on sale of $53,000 for one property during the quarter ended March 31, 2010; Bancorp had no such properties in the first quarter of 2009.  Regulatory assessment fees increased $415,000 to $695,000 for the quarter ended March 31, 2010 from $279,000 for the quarter ended March 31, 2009, most of which is due to the increase in assessment rates for the FDIC deposit insurance premiums and OCC assessment.  Salaries and benefits expense increased $370,000 for the quarter ended March 31, 2010 from the same period last year due as a result of the permanent hire of individuals who were initially retained as consultants, as well as increases in health insurance costs.  Professional services and other outside services, which are comprised primarily of audit and accounting fees, legal services and consulting fees, increased $343,000 from $721,000 for the quarter ended March 31, 2009, to $1,064,000 for the quarter ended March 31, 2010.  This is due primarily to increases in external and internal audit fees and legal and consulting fees relating to the non-performing assets.  Insurance expenses increased $239,000 to $273,000 for the quarter ended March 31, 2010 from $35,000 for the quarter ended March 31, 2009, which is primarily reflective of the higher premiums paid on the Bank’s D&O liability insurance policies.

Liquidity

Bancorp's liquidity ratio was 16% and 12% at March 31, 2010 and March 31, 2009, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets:  cash and due from banks, federal funds sold, short-term investments and available-for-sale securities.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio.  Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

Capital

The following table illustrates Bancorp’s regulatory capital ratios at March 31, 2010 and December 31, 2009 respectively:

	March 31, 2010	December 31, 2009
Total Risk-based Capital	8.45%	8.58%
Tier 1 Risk-based Capital	7.07%	7.22%
Tier 1 Leverage Capital	4.78%	4.72%

The following table illustrates the Bank’s regulatory capital ratios at March 31, 2010 and December 31, 2009 respectively:

	March 31, 2010	December 31, 2009
Total Risk-based Capital	8.47%	8.58%
Tier 1 Risk-based Capital	7.09%	7.22%
Tier 1 Leverage Capital	4.79%	4.72%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  Based on the above ratios, the Bank is considered to be “adequately capitalized” at March 31, 2010 under applicable regulations.  To be considered “adequately capitalized,” an institution must generally have a leverage capital ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%.

Management continuously assesses the adequacy of the Bank’s capital.  As reported in Part II, Item 1 of this quarterly report, on December 16, 2009, Bancorp and the Bank entered into a Securities Purchase Agreement (the “SPA”) with Carrazza pursuant to which Carrazza agreed to invest up to $50,000,000 to purchase up to 33,333,333 shares of Bancorp common stock (as adjusted) at a purchase price of $1.50 per share.  On May 3, 2010, Bancorp, the Bank and Carrazza entered into a First Amendment to Securities Purchase Agreement (the “Amendment”) to extend the outside closing date of the SPA, primarily to accommodate the completion of all necessary regulatory applications and approvals required for Carrazza to consummate the transactions contemplated under the SPA.  Pursuant to the terms of the Amendment, the parties have agreed to extend the outside closing date set forth under the SPA from May 31, 2010 to July 31, 2010 or later, provided certain conditions are met and further provided that the outside closing date shall not be extended later than August 31, 2010, unless mutually consented to in writing by the parties.  The Amendment sets forth that the SPA shall automatically terminate as of certain dates, unless certain conditions are met or if extended by mutual consent of the parties in writing.  Management currently anticipates that, subject to certain conditions and contingencies, the Carrazza investment will be consummated in the third quarter of 2010.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation.  The calculations use projected repricings of assets and liabilities at March 31, 2010 and December 31, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	March 31,	December 31,
	Points	Risk Guidelines	2010	2009

GAP percentage total		+/- 10%	0.52%	3.98%
Net interest income	200	+/- 10%	-9.74%	4.67%
	-200	+/- 10%	8.56%	5.12%
Net portfolio value	200	+/- 20%	3.32%	-8.93%
	-200	+/- 20%	0.49%	-7.42%

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

Net Interest Income and Economic Value
Summary Performance

March 31, 2010
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	25,626	(2,765)	-9.74%	40,130	1,289	3.32%
+ 100	26,990	(1,401)	-4.93%	39,769	928	2.39%
BASE	28,391			38,841
- 100	30,488	2,097	7.39%	37,836	(1,005)	-2.59%
- 200	30,821	2,430	8.56%	39,032	192	0.49%

December 31, 2009
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	20,750	925	4.67%	49,704	(4,872)	-8.93%
+ 100	20,113	288	1.45%	51,762	(2,814)	-5.16%
BASE	19,825	-	-	54,576	-	-
- 100	20,557	732	3.69%	54,945	369	0.68%
- 200	20,841	1,016	5.12%	50,525	(4,051)	-7.42%

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Following these events, Carrazza commenced the Federal Litigation and the Connecticut Litigation.  Bancorp vigorously defended against these actions and through settlement discussions with Carrazza, Carrazza again expressed its interest in Bancorp.  In late November 2009, Carrazza and Bancorp resumed negotiations.  On December 4, 2009, Carrazza and Bancorp entered into a Standstill Agreement pursuant to which the parties agreed to stop, temporarily and subject to the terms of the Standstill Agreement, the Connecticut Litigation.  On December 16, 2009, Bancorp, the Bank and Carrazza executed the SPA, as amended by a First Amendment to the SPA executed by Bancorp, the Bank and Carrazza on May 3, 2010.  Pursuant to the Standstill Agreement, upon execution of the SPA, Bancorp agreed to wire $400,000 (the “Escrowed Funds”) into an escrow account governed by the terms of a certain Escrow Agreement between Carrazza, Bancorp and Webster Bank, N.A.  The Escrowed Funds will be released to Carrazza or Bancorp pursuant to the Escrow Agreement and the SPA, under which the Escrowed Funds will be released upon a non-appealable order or judgment from the Connecticut Superior Court, the Connecticut Appellate Court, or the Connecticut Supreme Court directing the release of the Escrowed Funds; the joint written agreement by Carrazza and Bancorp or in the case of termination of the SPA.  As part of the execution of the SPA, the Federal Litigation was withdrawn with prejudice and the Connecticut Litigation is being held in abeyance.

The complaint filed by Carrazza in the Connecticut Litigation alleges, among other things, breach of the Letter of Intent, including a breach by Bancorp of the Letter of Intent’s exclusivity provision.  The Carrazza complaint seeks (a) compensatory damages; (b) the break-up fee payable under certain circumstances under the Letter of Intent (an amount equal to $100,000 plus certain out-of-pocket due diligence expenses of Carrazza (estimated by Carrazza as set forth in the Carrazza complaint to be in excess of $700,000)); (c) attorneys’ fees and costs of the action brought by the Carrazza complaint; and (d) a pre-judgment attachment securing the eventual judgment in Carrazza’s favor.   In connection with this action, Carrazza has filed an application for a pre-judgment attachment order in the amount of at least $990,000 against Bancorp’s property.

Item 1A:       Risk Factors

During the three months ended March 31, 2010, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

	3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3.2 to Bancorp’s Current Report on Form 8 - K dated December 26, 2007 (Commission File No. 1-32007))

No.	Description

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

10(a)(16)
Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 10-K dated December 17, 2009 (Commission File No. 000-29599)).

10(a)(17)
First Amendment to Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of May 3, 2010 (incorporated by reference to Exhibit 10(a) to Bancorp’s Current Report on Form 8-K dated May 3, 2010 (Commission File No. 000-29599)).

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

May 10, 2010