Form 10-Q
period 2010-06-30
PATRIOT NATIONAL BANCORP INC
filed 2010-08-05
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010	Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Common stock, $2.00 par value per share, 4,762,727 shares outstanding as of the close of business July 31, 2010.

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of	29
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	49

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	51

Item 6.	Exhibits	51

PART I - FINANCIAL INFORMATION

Item 1:     Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks:
Non-interest bearing deposits and cash	$ 9,359,050	$ 19,465,521
Interest-bearing deposits	81,324,490	78,070,072
Federal funds sold	10,000,000	10,000,000
Short-term investments	357,939	263,839
Cash and cash equivalents	101,041,479	107,799,432

Available-for-sale securities (at fair value)	61,089,895	48,829,981
Federal Reserve Bank stock	1,234,200	1,839,650
Federal Home Loan Bank stock	4,508,300	4,508,300
Loans receivable (net of allowance for loan losses: 2010 $13,989,069;
2009 $15,794,118)	603,964,630	645,205,943
Accrued interest and dividends receivable	2,968,306	3,236,252
Premises and equipment, net	5,923,808	6,595,727
Cash surrender value of life insurance	20,128,565	19,859,732
Other real estate owned	6,736,536	19,073,993
Other assets	8,874,717	9,467,911
Total assets	$ 816,470,436	$ 866,416,921

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$ 52,478,419	$ 49,755,521
Interest-bearing deposits	662,764,530	711,578,771
Total deposits	715,242,949	761,334,292

Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	50,000,000	50,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	4,391,188	3,973,319
Total liabilities	784,882,137	830,555,611

Shareholders' equity
Preferred stock: no par value; 1,000,000 shares authorized; no shares issued	-	-
Common stock, $2 par value: 60,000,000 shares authorized; shares issued
4,774,432; shares outstanding 4,762,727.	9,548,864	9,548,864
Additional paid in capital	49,651,534	49,651,534
Accumulated deficit	(28,532,144)	(24,000,400)
Less: Treasury stock at cost: 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive income - net unrealized
gain on available-for-sale securities, net of taxes	1,080,070	821,337
Total shareholders' equity	31,588,299	35,861,310
Total liabilities and shareholders' equity	$ 816,470,436	$ 866,416,921

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and Dividend Income
Interest and fees on loans	$ 8,937,870	$ 10,615,251	$ 18,034,359	$ 22,390,192
Interest on investment securities	377,286	265,313	866,848	793,948
Dividends on investment securities	66,421	84,778	135,706	127,223
Interest on federal funds sold	4,486	14,519	7,847	27,441
Other interest income	21,456	19,102	53,270	19,393
Total interest and dividend income	9,407,519	10,998,963	19,098,030	23,358,197

Interest Expense
Interest on deposits	2,948,548	6,006,021	6,065,864	12,248,794
Interest on Federal Home Loan Bank borrowings	423,529	423,469	842,404	842,344
Interest on subordinated debt	71,031	89,038	140,364	182,259
Interest on other borrowings	76,927	76,927	153,008	153,008
Total interest expense	3,520,035	6,595,455	7,201,640	13,426,405

Net interest income	5,887,484	4,403,508	11,896,390	9,931,792

Provision for Loan Losses	512,000	5,956,000	1,239,000	7,556,000

Net interest income (loss) after
provision for loan losses	5,375,484	(1,552,492)	10,657,390	2,375,792

Noninterest Income
Mortgage brokerage referral fees	26,790	79,687	53,674	82,182
Loan origination & processing fees	39,554	52,057	75,383	121,259
Fees and service charges	274,197	248,793	527,718	494,398
Gain on sale of investment securities	-	-	-	434,333
Earnings on cash surrender value of life insurance	138,722	191,006	268,833	380,019
Other income	81,363	95,054	173,486	177,060
Total noninterest income	560,626	666,597	1,099,094	1,689,251

Noninterest Expenses
Salaries and benefits	3,191,355	2,926,005	6,552,640	5,917,185
Occupancy and equipment expense, net	1,297,900	1,406,889	2,836,297	2,812,112
Data processing expenses	291,664	262,256	581,827	495,339
Professional and other outside services	702,994	1,177,402	1,875,171	1,983,126
Advertising and promotional expenses	71,045	12,984	154,678	70,756
Loan administration and processing expenses	71,188	171,490	176,216	269,219
Regulatory assessments	689,798	922,354	1,384,641	1,201,727
Insurance expenses	128,269	138,008	404,399	172,773
Other real estate operations	511,453	-	1,305,627	-
Other noninterest expenses	380,621	429,574	791,732	830,624
Total noninterest expenses	7,336,287	7,446,962	16,063,228	13,752,861

Loss before income taxes	(1,400,177)	(8,332,857)	(4,306,744)	(9,687,818)

Benefit (provision) for Income Taxes	-	3,696,000	(225,000)	3,954,000

Net loss	$ (1,400,177)	$ (4,636,857)	$ (4,531,744)	$ (5,733,818)

Basic and diluted loss per share	$ (0.29)	$ (0.98)	$ (0.95)	$ (1.21)

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$ (1,400,177)	$ (4,636,857)	$ (4,531,744)	$ (5,733,818)

Unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising
during the period, net of taxes	(85,643)	465,715	258,733	400,233

Comprehensive loss	$ (1,485,820)	$ (4,171,142)	$ (4,273,011)	$ (5,333,585)

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Stock	(Loss) Income	Total

Six months ended June 30, 2009

Balance at December 31, 2008	4,743,409	$ 9,510,228	$ 49,634,337	$ (119,886)	$ (160,025)	$ (90,510)	$ 58,774,144

Comprehensive loss
Net loss	-	-	-	(5,733,818)	-	-	(5,733,818)
Unrealized holding gain on available
for sale securities, net of taxes	-	-	-	-	-	400,233	400,233
Total comprehensive loss							(5,333,585)

Issuance of common stock
Stock issued to directors	19,318	38,636	17,197				55,833

Balance, June 30, 2009	4,762,727	$ 9,548,864	$ 49,651,534	$ (5,853,704)	$ (160,025)	$ 309,723	$ 53,496,392

Six months ended June 30, 2010

Balance at December 31, 2009	4,762,727	$ 9,548,864	$ 49,651,534	$ (24,000,400)	$ (160,025)	$ 821,337	$ 35,861,310

Comprehensive loss
Net loss	-	-	-	(4,531,744)	-	-	(4,531,744)
Unrealized holding gain on available
for sale securities, net of taxes	-	-	-	-	-	258,733	258,733
Total comprehensive loss							(4,273,011)

Balance, June 30, 2010	4,762,727	$ 9,548,864	$ 49,651,534	$ (28,532,144)	$ (160,025)	$ 1,080,070	$ 31,588,299

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$ (4,531,744)	$ (5,733,818)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and accretion of investment premiums and discounts, net	220,040	52,608
Provision for loan losses	1,239,000	7,556,000
Gain on sale of investment securities	-	(434,333)
Amortization of core deposit intangible	7,950	8,394
Earnings on cash surrender value of life insurance	(268,833)	(380,019)
Depreciation and amortization	759,658	838,314
Loss on disposal of bank premises and equipment	-	111
Payment of fees to directors in common stock	-	55,833
Loss on sale of other real estate owned	173,289	-
Impairment writedown on other real estate owned	855,697	-
Deferred income taxes	-	(3,679,142)
Changes in assets and liabilities:
Change in deferred loan costs (fees)	(251,312)	(381,531)
Decrease in accrued interest and dividends receivable	267,946	1,050,962
Decrease (increase) in other assets	585,244	(876,955)
Increase (decrease) in accrued expenses and other liabilities	259,294	(1,588,205)
Net cash used in operating activities	(683,771)	(3,511,781)

Cash Flows from Investing Activities:
Purchases of available for sale securities	(15,162,500)	(9,345,528)
Proceeds from sales of available for sale securities	-	19,852,541
Principal repayments on available for sale securities	3,099,854	3,100,244
Proceeds from redemptions of available for sale securities	-	6,000,000
Redemptions of Federal Reserve Bank Stock	605,450	-
Purchases of Federal Reserve Bank Stock	-	(1,500)
Net decrease in loans	40,253,625	63,039,420
Proceeds from sale of other real estate owned	11,423,342	-
Capital improvements of other real estate owned	(114,871)	-
Purchase of bank premises and equipment	(87,739)	(330,269)
Net cash provided by investing activities	40,017,161	82,314,908

Cash Flows from Financing Activities:
Net (decrease) increase in demand, savings and money market deposits	(10,002,369)	69,754,878
Net (decrease) increase in time certificates of deposits	(36,088,974)	4,801,098
Dividends paid on common stock	-	(213,454)
Net cash (used in) provided by financing activities	(46,091,343)	74,342,522

Net (decrease) increase in cash and cash equivalents	(6,757,953)	153,145,650

Cash and Cash Equivalents:
Beginning	107,799,432	24,602,751
Ending	$ 101,041,479	$ 177,748,401

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

Six Months Ended
June 30,
	2010	2009

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$ 7,111,982	$ 13,459,875

Income taxes	$ 2,080	$ 1,379,080

Supplemental disclosures of noncash investing and financing activities:

Unrealized holding gain on available for sale
securities arising during the period	$ 417,308	$ 645,536

Transfer of loans to other real estate owned	$ -	$ 5,436,500

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:     Basis of Financial Statement Presentation

The Consolidated Balance Sheet at December 31, 2009 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp” or the "Company") at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for the remainder of 2010.

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.  Such reclassifications had no effect on net income.

Note 2:     Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at June 30, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010:

U. S. Government agency obligations	$ 15,038,797	$ 63,183	$ -	$ 15,101,980
U. S. Government agency mortgage-backed
securities	42,409,331	823,971	-	43,233,302
Money market preferred equity securities	1,899,720	854,893	-	2,754,613
Total Available-for-Sale Securities	$ 59,347,848	$ 1,742,047	$ -	$ 61,089,895

December 31, 2009:

U. S. Government agency obligations	$ 5,176,712	$ -	$ (68,212)	$ 5,108,500
U. S. Government agency mortgage-backed
securities	40,428,810	241,520	(166,872)	40,503,458
Money market preferred equity securities	1,899,720	1,318,303	-	3,218,023
Total Available-for-Sale Securities	$ 47,505,242	$ 1,559,823	$ (235,084)	$ 48,829,981

At June 30, 2010, there were no gross unrealized holding losses and gross unrealized holding gains on available-for-sale securities totaled approximately $1.7 million.  At June 30, 2010, there were no securities that were in an unrealized loss position.

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2009:

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

The amortized cost and fair value of available for sale debt securities at June 30, 2010 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	Amortized Cost	Fair Value
June 30, 2010:
Maturity:
> 10 years	$ 15,038,797	$ 15,101,980
Mortgage-backed securities	42,409,331	43,233,302
Total	$ 57,448,128	$ 58,335,282

Note 3:     Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
	2010	2009
Real Estate
Commercial	$ 225,266,974	$ 230,225,306
Residential	211,566,386	195,571,225
Construction	108,353,067	154,457,082
Construction to permanent	12,129,838	15,989,976
Commercial	16,288,888	19,298,505
Consumer home equity	42,657,141	44,309,265
Consumer installment	1,453,546	1,155,059
Total Loans	617,715,840	661,006,418
Premiums on purchased loans	124,897	131,993
Net deferred loan costs (fees)	112,962	(138,350)
Allowance for loan losses	(13,989,069)	(15,794,118)
Loans receivable, net	$ 603,964,630	$ 645,205,943

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance at beginning of period	$ 15,061,796	$ 16,630,905	$ 15,794,118	$ 16,247,070
Provision for loan losses	512,000	5,956,000	1,239,000	7,556,000
Charge-offs	(1,594,136)	(6,095,148)	(3,177,383)	(7,311,433)
Recoveries	9,409	72,911	133,334	73,031
Balance at end of period	$ 13,989,069	$ 16,564,668	$ 13,989,069	$ 16,564,668

At June 30, 2010 and December 31, 2009, the unpaid balances of loans delinquent 90 days or more and still accruing interest were $4.7 million and $3.6 million, respectively.  All but two small loans aggregating $14,000 have matured and are either in the process of being renewed or awaiting payoff in full.

The unpaid principal balances of loans on nonaccrual status and considered impaired were $103.9 million at June 30, 2010 and $113.5 million at December 31, 2009.  If non-accrual loans had been performing in accordance with their original terms, Bancorp would have recorded approximately $1.6 million of additional income during the quarter ended June 30, 2010 and $1.9 million during the quarter ended June 30, 2009.  If non-accrual loans had been performing in accordance with their original terms, Bancorp would have recorded approximately $3.4 million of additional income for the six months ended June 30, 2010 and $3.1 million during the six months ended June 30, 2009.

The following information relates to impaired loans at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Impaired loans receivable for which there is a
related allowance for credit losses	$ 31,463,418	$ 30,968,602

Impaired loans receivable for which there is no
related allowance for credit losses	$ 72,402,965	$ 82,568,512

Allowance for credit losses related to impaired loans	$ 3,727,621	$ 3,942,012

For the three months ended June 30, 2010 and 2009, the interest collected and recognized as income on impaired loans was approximately $546,000 and $492,000, respectively.  For the six months ended June 30, 2010 and 2009, the interest income collected and recognized on impaired loans was approximately $1,279,000 and $636,000, respectively.

At June 30, 2010, there were 17 loans totaling $30.7 million that were considered “troubled debt restructurings,” all of which are included in non-accrual loans, as compared to December 31, 2009 when there were nine loans totaling $11.5 million, all of which were included in non-accrual loans.

Note 4:     Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	June 30,	December 31,
	2010	2009

Non-interest bearing	$ 52,478,419	$ 49,755,521

Interest bearing
NOW	21,610,800	21,581,697
Savings	56,527,991	69,766,296
Money market	112,501,922	112,017,987
Time certificates, less than $100,000	283,181,923	305,719,484
Time certificates, $100,000 or more	188,941,894	202,493,307
Total interest bearing	662,764,530	711,578,771
Total Deposits	$ 715,242,949	$ 761,334,292

Included in time certificates are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $3.3 million and $18.9 million at June 30, 2010 and December 31, 2009, respectively.  These are considered brokered deposits.  Pursuant to the Agreement discussed in Note 8, the level of deposits accepted from Bank customers, and the Bank’s participation in the CDARS program as an issuer of deposits to customers of other banks in the CDARS program, may not exceed 10% of total deposits.  With the Bank currently being adequately capitalized, it can no longer renew its wholesale or retail CDARS deposits, which is the reason for the decrease in these deposits.

Note 5:     Income (loss) per share

Bancorp is required to present basic income (loss) per share and diluted income (loss) per share in its consolidated statements of operations.  Basic income (loss) per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted income (loss) per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by Bancorp relate to outstanding stock options and are determined using the treasury stock method.  Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted loss per share.

The following is information about the computation of loss per share for the three and six months ended June 30, 2010 and 2009.

Three months ended June 30, 2010

	Net Loss	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$ (1,400,177)	4,762,727	$ (0.29)

Three months ended June 30, 2009

	Net Loss	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$ (4,636,857)	4,745,956	$ (0.98)

Six months ended June 30, 2010

	Net Loss	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$ (4,531,744)	4,762,727	$ (0.95)

Six months ended June 30, 2009

	Net Loss	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$ (5,733,818)	4,744,690	$ (1.21)

Note 6:     Other Comprehensive Income (Loss)

Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding (losses) gains
arising during the period	$ (138,135)	$ 52,492	$ (85,643)	$ 417,308	$ (158,575)	$ 258,733

Reclassification adjustment
for gains recognized in income	-	-	-	-	-	-

Unrealized holding (losses) gains
on available for sale securities,
net of taxes	$ (138,135)	$ 52,492	$ (85,643)	$ 417,308	$ (158,575)	$ 258,733

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gains
arising during the period	$ 751,160	$ (285,445)	$ 465,715	$ 1,079,869	$ (410,350)	$ 669,519

Reclassification adjustment
for gains recognized in income	-	-	-	(434,333)	165,047	(269,286)

Unrealized holding gains
on available for sale securities,
net of taxes	$ 751,160	$ (285,445)	$ 465,715	$ 645,536	$ (245,303)	$ 400,233

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

Financial instruments whose contractual amounts represent credit risk are as follows at June 30, 2010:

Commitments to extend credit:
Future loan commitments	$ 9,466,000
Home equity line of credit	24,346,837
Unused lines of credit	10,837,425
Undisbursed construction loans	3,777,551
Financial standby letters of credit	172,000
$ 48,599,813

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception.  No liability related to guarantees was required to be recorded at June 30, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of June 30, 2010, the Company and the Bank are categorized as “adequately capitalized” for these purposes.  In addition, due to the Bank’s asset profile and current economic conditions in its markets, the Bank’s capital plan pursuant to the Agreement described below does target a minimum 9% Tier 1 leverage capital ratio.

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

During 2009, the net losses of the Company resulted in a shift in capital categories from classification as well-capitalized to classification as adequately capitalized as of September 30, 2009.  The Bank remains adequately capitalized as of June 30, 2010.  Should the Bank continue to incur losses of the same magnitude experienced in 2009 resulting in further erosion of capital, the Bank’s regulatory capital classification could be downgraded.

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

The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2010 and December 31, 2009 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2010

The Company:

Total Capital (to Risk Weighted Assets)	$ 45,457	8.70%	$ 41,800	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	38,447	7.36%	20,895	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	38,447	4.74%	32,445	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$ 45,596	8.73%	$ 41,783	8.00%	$ 52,229	10.00%
Tier 1 Capital (to Risk Weighted Assets)	38,592	7.39%	20,889	4.00%	31,333	6.00%
Tier 1 Capital (to Average Assets)	38,592	4.74%	32,567	4.00%	40,709	5.00%

December 31, 2009

The Company:

Total Capital (to Risk Weighted Assets)	$ 51,072	8.58%	$ 47,894	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	42,971	7.22%	23,945	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	42,971	4.72%	36,512	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$ 51,056	8.58%	$ 47,821	8.00%	$ 59,506	10.00%
Tier 1 Capital (to Risk Weighted Assets)	42,960	7.22%	23,908	4.00%	35,701	6.00%
Tier 1 Capital (to Average Assets)	42,960	4.72%	36,454	4.00%	45,508	5.00%

On December 16, 2009, Bancorp and the Bank entered into a Securities Purchase Agreement (the “SPA”) with PNBK Holdings LLC, a newly formed Delaware entity created to be an investment vehicle for an investor group led by Michael A. Carrazza (collectively, “Carrazza”), pursuant to which Carrazza has the right to purchase 33,333,333 shares of Bancorp common stock for $50,000,000.  The capital raised from the SPA should restore the Bank to the well capitalized regulatory classification.  On May 3, 2010, Bancorp, the Bank and Carrazza entered into a First Amendment to Securities Purchase Agreement (the “Amendment”) to extend the outside closing date of the SPA, primarily to accommodate the completion of all necessary regulatory applications and approvals required for Carrazza to consummate the transactions contemplated under the SPA.  Pursuant to the terms of the Amendment, the parties have agreed to extend the outside closing date set forth under the SPA from May 31, 2010 to July 31, 2010 or later, provided certain conditions are met and further provided that the outside closing date shall not be extended later than August 31, 2010, unless mutually consented to in writing by the parties. The Amendment sets forth that the SPA shall automatically terminate as of certain dates, unless certain conditions are met or if extended by mutual consent of the parties in writing.  Management currently anticipates that, subject to certain conditions and contingencies, the Carrazza investment will be consummated in the third quarter of 2010.

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

Restrictions on dividends, loans and advances

Bancorp shall not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation (the “Director”) of the Board of Governors.

Pursuant to the February 9, 2009 Agreement between the Bank and the Office of the Comptroller of the Currency, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank's OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller.   In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances.  The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years.  As of June 30, 2010, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company.  The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

Loans or advances to the Company from the Bank are limited to 10% of the Bank's capital stock and surplus on a secured basis.

Recent Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010.  The Act is a significant piece of legislation that will have major effects on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies.  Management is currently evaluating the impact of the Act; however, uncertainty remains as to its operational impact, which could have a material adverse impact on Bancorp’s business, results of operations and financial condition.  Many of the provisions of the Act are aimed at financial institutions that are significantly larger than Bancorp and the Bank.  Notwithstanding this, there are many other provisions that Bancorp and the Bank are subject to and will have to comply with, including any new rules applicable to Bancorp and the Bank promulgated by the Bureau of Consumer Financial Protection, a new regulatory body dedicated to consumer protection.  As rules and regulations are promulgated by the agencies responsible for implementing and enforcing the Act, Bancorp and the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

Note 9:     Income Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  Management has reviewed the deferred tax position of Bancorp at June 30, 2010.  The deferred tax position has been affected by several significant matters in the past three years.  These matters include increased levels of provision for loan losses, the increasing levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, Bancorp is in a cumulative net loss position at June 30, 2010, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that Bancorp will be able to realize the deferred tax assets and accordingly has established a full valuation allowance totaling $12.7 million against its net deferred tax asset at June 30, 2010.  The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset.  If, in the future, Bancorp generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

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

Available-for-Sale Securities:  These financial instruments are recorded at fair value in the financial statements. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy.  Examples of such instruments include government agency and sponsored agency bonds and mortgage-backed securities.  Level 3 securities are instruments for which significant unobservable inputs are utilized.

FHLB Stock and Federal Reserve Bank Stock: The carrying value of the FHLB stock and Federal Reserve Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.  Bancorp does not record these assets at fair value on a recurring basis.

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

In February 2010, the FASB issued guidance which amended the existing guidance related to Fair Value Measurements and Disclosures.  The amendments require the following new fair value disclosures:

•
Separate disclosure of the significant transfers in and out of Level 1 and Level 2 fair value measurements, and a description of the reasons for the transfers.  The Company had no significant transfers into, or out of, levels 1 or 2 during the three months ended June 30, 2010.

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

The new disclosures and clarifications of existing disclosures were effective for Bancorp beginning in the quarter ended March 31, 2010, except for the disclosures included in the rollforward of activity for Level 3 fair value measurements, for which the effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Bancorp adopted this guidance during the quarter ended March 31, 2010 and has included these disclosures in these financial statements.

The following tables summarize financial assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by Bancorp to determine fair value:

Fair Value at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
June 30, 2010	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
U.S. Government agency obligations	$ -	$ 15,101,980	$ -	$ 15,101,980
U.S. Government agency mortgage-
backed securities	-	43,233,302	-	43,233,302
Money market preferred equity securities	-	2,754,613	-	2,754,613
Securities available for sale	$ -	$ 61,089,895	$ -	$ 61,089,895

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
U.S. Government agency obligations	$ -	$ 5,108,500	$ -	$ 5,108,500
U.S. Government agency mortgage-				-
backed securities	-	40,503,458	-	40,503,458
Money market preferred equity securities	-	3,218,023	-	3,218,023
Securities available for sale	$ -	$ 48,829,981	$ -	$ 48,829,981

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables reflect financial assets measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
June 30, 2010	(Level 1)	(Level 2)	(Level 3)	June 30, 2010

Impaired Loans (1)	$ -	$ -	$ 37,156,757	$ 37,156,757

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Impaired Loans (1)	$ -	$ -	$ 49,322,844	$ 49,322,844

(1)  Represents carrying value for which adjustments are based on the appraised value of the collateral.

The following tables summarize non-financial assets measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
June 30, 2010	(Level 1)	(Level 2)	(Level 3)	June 30, 2010

Other real estate owned	$ -	$ -	$ 6,736,536	$ 6,736,536

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Other real estate owned	$ -	$ -	$ 19,073,993	$ 19,073,993

Bancorp discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of Bancorp.

The estimated fair value amounts have been measured as of June 30, 2010 and December 31, 2009 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the recorded book balances and estimated fair values of Bancorp’s financial instruments at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Recorded		Recorded
	Book	Fair	Book	Fair
	Balance	Value	Balance	Value
Financial Assets:
Cash and noninterest bearing balances due from banks	9,359	9,359	19,466	19,466
Interest-bearing deposits due from banks	81,324	81,324	78,070	78,070
Federal funds sold	10,000	10,000	10,000	10,000
Short-term investments	358	358	264	264
Available-for-sale securities	61,090	61,090	48,830	48,830
Federal Reserve Bank stock	1,234	1,234	1,840	1,840
Federal Home Loan Bank stock	4,508	4,508	4,508	4,508
Loans receivable, net	603,965	609,031	645,206	644,977
Accrued interest receivable	2,968	2,968	3,236	3,236

Financial Liabilities:
Demand deposits	52,478	52,478	49,756	49,756
Savings deposits	56,528	56,528	69,766	69,766
Money market deposits	112,502	112,502	112,018	112,018
Negotiable orders of withdrawal	21,611	21,611	21,582	21,582
Time deposits	472,124	475,435	508,213	512,524
FHLB Borrowings	50,000	52,037	50,000	50,270
Securities sold under repurchase agreements	7,000	7,819	7,000	7,778
Subordinated debentures	8,248	8,248	8,248	8,248
Accrued interest payable	595	595	505	505

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2010 and December 31, 2009.  The estimated fair value of fee income on letters of credit at June 30, 2010 and December 31, 2009 was insignificant.

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

Note 12:     Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets in December 2009.  Among other provisions, this ASU eliminates the concept of a “qualifying special-purpose entity” and removes the exception from applying certain accounting guidance to qualifying special-purpose entities.  In addition, this ASU provides guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets and requires additional disclosures.  This ASU is effective at the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009.  The Company adopted this guidance during the quarter ended March 31, 2010.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

The FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in July 2010.  The amendments in this ASU apply to all entities, both public and nonpublic, with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The amendments in this ASU enhance disclosures about the credit quality of financing receivables and the allowance for credit losses.  This ASU amends existing disclosure guidance to require entities to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  In addition, this ASU requires entities to disclose credit quality indicators, past due information, and modifications of its financing receivables. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  This ASU encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  However, entities should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

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

Summary

Bancorp incurred a net loss of $1.4 million ($0.29 basic and diluted loss per share) for the quarter ended June 30, 2010, as compared to a net loss of $4.6 million ($0.98 basic and diluted loss per share) for the quarter ended June 30, 2009. For the six-month period ended June 30, 2010, Bancorp incurred a net loss of $4.5 million ($0.95 basic and diluted loss per share) compared to net loss of $5.7 million ($1.21 basic and diluted loss per share) for the six months ended June 30, 2009.  Bancorp incurred a pre-tax loss of $1.4 million for the quarter ended June 30, 2010, compared to a pre-tax loss of $8.3 million for the quarter ended June 30, 2009. For the six-month period ended June 30, 2010, Bancorp incurred a pre-tax loss of $4.3 million compared to a pre-tax loss of $9.7 million for the six months ended June 30, 2009.  Bancorp’s net interest margin for the quarter ended June 30, 2010 was 3.12% as compared to 1.91% for the quarter ended June 30, 2009. For the six-month period ended June 30, 2010 Bancorp’s net interest margin was 3.11% as compared to 2.18% for the six months ended June 30, 2009.  The increase in the net interest margin is a result of redeploying excess liquidity, a significant reduction in higher rate certificates of deposit and investment purchases.  For the six months ended June 30, 2010, the impact of the collection of past due interest from non-accrual loans had a positive impact of 42 basis points on the net interest margin.  Interest income and interest expense decreased by 14% and 47%, respectively, for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.  For the six months ended June 30, 2010, interest income and interest expense declined by 18% and 46%, respectively, compared to the six months ended June 30, 2009.  The significant decline is primarily due to the cost of funds decreasing by 120 basis points for the six months ended June 30, 2010 as compared to the same period in 2009, due to substantial declines in interest rates paid on deposits.

Total assets decreased $49.9 million from $866.4 million at December 31, 2009 to $816.5 million at June 30, 2010.  Cash and cash equivalents decreased $6.8 million from $107.8 million at December 31, 2009 to $101.0 million at June 30, 2010.  The available for sale securities portfolio increased $12.3 million from $48.8 million at December 31, 2009 to $61.1 million at June 30, 2010 due to the purchase of $15.2 million in government agency bonds and mortgage-backed securities. The net loan portfolio decreased $41.2 million from $645.2 million at December 31, 2009 to $604.0 million at June 30, 2010. This is the result of continuing efforts to reduce concentration levels within the construction and commercial real estate loan portfolios and loan payoffs, including some on non-accrual status.  Deposits decreased $46.1 million from $761.3 million at December 31, 2009 to $715.2 million at June 30, 2010, which is primarily reflective of the maturity of higher rate certificates of deposit.  Borrowings remained unchanged as compared to December 31, 2009.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents decreased $6.8 million, or 6%, to $101.0 million at June 30, 2010 compared to $107.8 million at December 31, 2009, due mainly to the decrease in cash and due from banks.  Cash and due from banks decreased $6.8 million to $90.7 million at June 30, 2010 compared to $97.5 million at December 31, 2009. The decreased level of cash is reflective of the redeployment of excess funds into interest-earning investments and the decline in deposits, which has improved the overall net interest margin.

Investments

The following table is a summary of Bancorp’s available for sale securities portfolio, at fair value, at the dates shown:

	June 30,	December 31
	2010	2009

U. S. Government Agency obligations	$ 15,101,980	$ 5,108,500
U. S. Government Agency mortgage-backed
securities	43,233,302	40,503,458
Money market preferred equity securities	2,754,613	3,218,023
Total Available for Sale Securities	$ 61,089,895	$ 48,829,981

Available for sale securities increased $12.3 million, or 25%, from $48.8 million at December 31, 2009 to $61.1 million at June 30, 2010.  The increase is primarily due to the purchase of one government agency bond for $10.0 million and one government agency mortgage-backed security for $5.2 million during the first quarter of 2010.  These purchases are part of management’s plan to improve the yield and earnings on the Bank’s liquid assets.

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

Management has made the determination that none of the Bank’s investment securities are other-than-temporarily impaired at June 30, 2010, as there are no available for sale securities that are in an unrealized loss position at June 30, 2010, and no impairment charges were recorded during the six-month period ended June 30, 2010.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	June 30,	December 31,
	2010	2009
Real Estate
Commercial	$ 225,266,974	$ 230,225,306
Residential	211,566,386	195,571,225
Construction	108,353,067	154,457,082
Construction to permanent	12,129,838	15,989,976
Commercial	16,288,888	19,298,505
Consumer home equity	42,657,141	44,309,265
Consumer installment	1,453,546	1,155,059
Total Loans	617,715,840	661,006,418
Premiums on purchased loans	124,897	131,993
Net deferred loan costs (fees)	112,962	(138,350)
Allowance for loan losses	(13,989,069)	(15,794,118)
Loans receivable, net	$ 603,964,630	$ 645,205,943

Bancorp’s net loan portfolio decreased $41.2 million, or 6.4%, from $645.2 million at December 31, 2009 to $604.0 million at June 30, 2010.  The decrease is primarily a result of loan payoffs, including some that were impaired and on non-accrual status, resulting in decreases in construction loans of $46.1 million, construction-to-permanent loans of $3.9 million, commercial real estate loans of $5.0 million, commercial loans of $3.0 million and HELOCs of $1.7 million.  These decreases were partially offset by an increase of $16.0 million in residential real estate loans. The decrease also reflects net charge-offs for the six months ended June 30, 2010 of $3.0 million. In an effort to reduce its concentration in construction and commercial real estate loans, Bancorp has continued its moratorium of originating new loans in the construction and commercial real estate portfolios.

At June 30, 2010, the net loan to deposit ratio was 84% and the net loan to total assets ratio was 74%.  At December 31, 2009, these ratios were 85% and 74%, respectively.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance for loan losses decreased by $1.8 million from December 31, 2009 to June 30, 2010 due to net charge-offs of $3.0 million after provisions of $1.2 million.

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

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(Thousands of dollars)	2010	2009	2010	2009

Balance at beginning of period	$ 15,062	$ 16,631	$ 15,794	$ 16,247
Charge-offs	(1,594)	(6,095)	(3,177)	(7,311)
Recoveries	9	73	133	73
Net Charge-offs	(1,585)	(6,022)	(3,044)	(7,238)
Provision charged to operations	512	5,956	1,239	7,556
Balance at end of period	$ 13,989	$ 16,565	$ 13,989	$ 16,565

Ratio of net charge-offs during
the period to average loans
outstanding during the period	0.25%	0.78%	0.47%	0.91%

Ratio of ALLL / Gross Loans	2.26%	2.27%	2.26%	2.27%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $14.0 million, at June 30, 2010, which represents 2.26% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio.  Bancorp has had three consecutive quarters of decreases in non-accrual loans and five consecutive quarters of decreases in additions to non-accrual loans.  In addition, there has been lower levels of charge-offs.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	June 30,	December 31,
(Thousands of dollars)	2010	2009

Loans past due over 90 days	$ 4,737	$ 3,571
still accruing
Non accruing loans	103,866	113,537
Total	$ 108,603	$ 117,108
% of Total Loans	17.57%	17.72%
% of Total Assets	13.30%	13.52%

All but two small loans aggregating $14,000 past due over 90 days and still accruing have matured and are either in the process of being renewed or awaiting payoff in full.  Non-accruing loans including troubled debt restructurings decreased by $6.2 million this quarter and by $9.7 million for the six months ended June 30, 2010. Non-accrual loans and troubled debt restructurings are attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets.  Residents of Fairfield County, Connecticut, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.

The $103.9 million of non-accrual loans at June 30, 2010 is comprised of exposure to 57 borrowers, for which a specific reserve of $3.7 million has been established.  Of the 103.9 million, loans totaling $101.7 million are collateral dependent and are secured by residential or commercial real estate located within the Bank’s market area.  In all cases, the Bank has obtained current appraisal reports from independent licensed appraisal firms and discounted those values for estimated liquidation expenses to determine estimated impairment. Based on the Bank’s analysis for loan impairment, specific reserves totaling $3.7 million are related to collateral dependent impaired loans.  Impairment related to a loan to one borrower totaling $2.2 million has been measured based on discounted cash flows resulting in no specific reserve.  That loan is also secured by real estate.  Of the $103.9 million of non-accrual loans at June 30, 2010, 25 notes with aggregate balances of $31.3 million continue to make loan payments and these loans are current within one month as to payments.

Independent real estate tracking reports indicate that the real estate market in Fairfield County, Connecticut, where the majority of the properties securing the Bank’s loans are located, has improved in terms of higher average prices and significantly greater sales volume.  Management believes the local real estate market is beginning to show signs of stabilization and improvement.

Loans delinquent over 90 days and still accruing aggregating $4.7 million are comprised of nine loans, seven of which have matured aggregating approximately $4.7 million, continue to make payments and are either in the process of being renewed or awaiting payoff in full and two loans aggregating $14,000 which were delinquent and are in the process of collection.

Potential Problem Loans

In addition to the above, there are $69.4 million of substandard loans comprised of 38 borrowers and $67.3 million of special mention loans comprised of 40 borrowers for which management has a concern as to the ability of the borrowers to comply with the present repayment terms.  The majority of the substandard accruing loans and special mention loans continue to make payments.  All but two substandard accruing loans are current within 30 days at June 30, 2010 and all special mention loans are current within 30 days at June 30, 2010.  Of the substandard accruing loans, one for $4.9 million is delinquent between 30-59 days and one for $2.5 million is delinquent between 60-89 days.

Other Real Estate Owned

The following table is a summary of Bancorp’s other real estate owned at the dates shown:

	June 30,	December 31,
	2010	2009

Construction	$ 6,276,536	$ 13,524,597
Commercial	-	4,934,896
Land	460,000	614,500

Other real estate owned	$ 6,736,536	$ 19,073,993

The balance of other real estate owned at June 30, 2010 is comprised of three properties that were obtained through loan foreclosure proceedings.  During the six months ended June 30, 2010, no new other real estate owned properties were acquired, but six properties were sold for an aggregate loss of $173,000.  During the six months ended June 30, 2010, there were write downs on four properties totaling $856,000 due to recently updated appraisals.

Deferred Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  Management has reviewed the deferred tax position of Bancorp at June 30, 2010.  The deferred tax position has been affected by several significant matters in the past three years.  These matters include increased levels of provision for loan losses, the increasing levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, Bancorp is in a cumulative net loss position at June 30, 2010, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize the deferred tax assets and accordingly has established a full valuation allowance totaling $12.7 million against its net deferred tax asset at June 30, 2010.  The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset.  If, in the future, Bancorp generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	June 30,	December 31,
	2010	2009

Non-interest bearing	$ 52,478,419	$ 49,755,521

Interest bearing
NOW	21,610,800	21,581,697
Savings	56,527,991	69,766,296
Money market	112,501,922	112,017,987
Time certificates, less than $100,000	283,181,923	305,719,484
Time certificates, $100,000 or more	188,941,894	202,493,307
Total interest bearing	662,764,530	711,578,771
Total Deposits	$ 715,242,949	$ 761,334,292

Total deposits decreased $46.1 million, or 6%, from $761.3 million at December 31, 2009 to $715.2 million at June 30, 2010.  Demand deposits increased $2.7 million as a result of normal fluctuations in these accounts.  Interest bearing accounts decreased $48.8 million, which is comprised of a decrease in certificates of deposit and savings accounts of $36.1 million and $12.7 million, respectively.  The decrease in certificates of deposit is due to Bancorp intentionally allowing the higher rate CD’s to runoff to help reduce the cost of funds and improve the interest spread.  The decline in savings accounts is primarily reflective of the decrease in interest rates, which was done specifically to bring these rates in line with the other products.  The FDIC has also permanently extended the increased level of insurance from $100,000 to $250,000.

 Borrowings

At June 30, 2010, total borrowings were $65.2 million and are unchanged as compared to December 31, 2009.  In addition to the outstanding borrowings disclosed in the consolidated balance sheet, Bancorp has the ability to borrow approximately $154 million in additional advances from the Federal Home Loan Bank of Boston, including a $2.0 million overnight line of credit.  The Bank has also established a line of credit at the Federal Reserve Bank.

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities.  The subordinated debentures, which bear interest at the three-month LIBOR plus 3.15% (3.68719% at June 30, 2010), mature on March 26, 2033.  Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures.  The deferral in the second quarter of 2010 represented the fifth consecutive quarter of deferral.  Interest is still being accrued and charged to operations.  The Company may only defer the payment of interest until March, 2014, and all accrued interest must be paid prior to or at completion of the deferment period.

Capital

Capital decreased $4.3 million primarily as a result of the net loss for the six months ended June 30, 2010.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased by $8.1 million from $56.7 million at December 31, 2009 to $48.6 million at June 30, 2010, due to decreases of $13.9 million in undisbursed construction loans and $0.9 million in financial standby letters of credit offset by an increase of $6.1 million in future loan commitments.  The decrease is due to Bancorp continuing its moratorium of originating new loans in the construction and commercial real estate portfolios.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended June 30,
		2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$ 634,250	$ 8,938	5.64%	$ 775,845	$ 10,615	5.47%
Investments	69,458	444	2.56%	36,759	350	3.81%
Interest bearing deposits in banks	41,761	21	0.20%	59,418	19	0.13%
Federal funds sold	10,000	4	0.16%	49,670	15	0.12%
Total interest
earning assets	755,469	9,407	4.98%	921,692	10,999	4.77%

Cash and due from banks	20,826			26,182
Premises and equipment, net	5,929			7,392
Allowance for loan losses	(14,997)			(16,778)
Other assets	46,492			37,407
Total Assets	$ 813,719			$ 975,895

Interest bearing liabilities:
Deposits	$ 662,308	$ 2,949	1.78%	$ 802,738	$ 6,006	2.99%
FHLB advances	50,000	424	3.39%	50,011	423	3.38%
Subordinated debt	8,248	70	3.39%	8,248	89	4.32%
Other borrowings	7,000	77	4.40%	7,000	77	4.40%
Total interest
bearing liabilities	727,556	3,520	1.94%	867,997	6,595	3.04%

Demand deposits	48,640			47,062
Accrued expenses and
other liabilities	4,858			3,822
Shareholders' equity	32,665			57,014
Total liabilities and equity	$ 813,719			$ 975,895

Net interest income		$ 5,887			$ 4,404
Interest margin			3.12%			1.91%
Interest spread			3.04%			1.73%

	Six months ended June 30,
		2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$ 644,093	$ 18,034	5.60%	$ 792,495	$ 22,390	5.65%
Investments	68,077	1,003	2.95%	46,073	922	4.00%
Interest bearing deposits in banks	42,171	53	0.25%	31,099	19	0.12%
Federal funds sold	10,000	8	0.16%	41,978	27	0.13%
Total interest
earning assets	764,341	19,098	5.00%	911,645	23,358	5.12%

Cash and due from banks	21,088			21,425
Premises and equipment, net	6,086			7,510
Allowance for loan losses	(15,456)			(16,715)
Other assets	48,039			34,006
Total Assets	$ 824,098			$ 957,871

Interest bearing liabilities:
Deposits	$ 670,832	$ 6,066	1.81%	$ 783,287	$ 12,249	3.13%
FHLB advances	50,000	843	3.37%	50,005	842	3.37%
Subordinated debt	8,248	140	3.39%	8,248	182	4.41%
Other borrowings	7,000	153	4.37%	7,000	153	4.37%
Total interest
bearing liabilities	736,080	7,202	1.96%	848,540	13,426	3.16%

Demand deposits	49,280			46,952
Accrued expenses and
other liabilities	4,770			4,394
Shareholders' equity	33,968			57,985
Total liabilities and equity	$ 824,098			$ 957,871

Net interest income		$ 11,896			$ 9,932
Interest margin			3.11%			2.18%
Interest spread			3.04%			1.96%

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

	Three months ended June 30,			Six months ended June 30,
	2010 vs 2009			2010 vs 2009
	Increase (decrease) in Interest			Increase (decrease) in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$ (1,987)	$ 310	$ (1,677)	$ (4,160)	$ (196)	$ (4,356)
Investments	236	(142)	94	365	(284)	81
Interest bearing deposits in banks	(5)	7	2	9	25	34
Federal funds sold	(15)	4	(11)	(24)	5	(19)
Total interest
earning assets	(1,771)	179	(1,592)	(3,810)	(450)	(4,260)

Interest bearing liabilities:
Deposits	$ (922)	$ (2,135)	$ (3,057)	$ (1,570)	$ (4,613)	$ (6,183)
FHLB advances	-	1	1	-	1	1
Subordinated debt	-	(19)	(19)	-	(42)	(42)
Other borrowings	-	-	-	-	-	-
Total interest
bearing liabilities	(922)	(2,153)	(3,075)	(1,570)	(4,654)	(6,224)

Net interest income	$ (849)	$ 2,332	$ 1,483	$ (2,240)	$ 4,204	$ 1,964

For the quarter ended June 30, 2010, average interest earning assets decreased $166.2 million, or 18%, to $755.5 million for the quarter ended June 30, 2010 from $921.7 million for the quarter ended June 30, 2009, resulting in interest income for Bancorp of $9.4 million compared to $11.0 million for the same period in 2009.  Interest and fees on loans decreased $1.7 million, or 16%, from $10.6 million for the quarter ended June 30, 2009 to $8.9 million for the quarter ended June 30, 2010. This decrease is primarily the result of a $141.6 million decrease in the average balance in the loan portfolio and the lingering impact of the high level of non-accrual loans, partially offset by the collection of $1.0 million of past due interest on non-accrual loans.  When compared to the same period last year, interest income on investments increased by 27% due to an increase in the average balance of investments outstanding, but was partially offset by a decrease in the yield on the investment portfolio.  The increase resulted from the purchase of $15.2 million in government agency bonds and mortgage-backed securities, which is in accordance with the ALCO Committee’s plan to redeploy excess liquidity into higher earning assets while maintaining favorable risk-based capital treatment.  Income on interest-bearing deposits in banks increased 11% for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.  This increase is due to excess funds being placed in the account at the Federal Reserve Bank, which pays higher interest rates than overnight federal funds.

Total interest expense for the quarter ended June 30, 2010 of $3.5 million represents a decrease of $3.1 million, or 47%, as compared to interest expense of $6.6 million for the same period last year.  This decrease in interest expense is the result of a decrease in both interest rates paid and in average balances of interest-bearing liabilities.  Average balances of deposit accounts decreased $140.4 million, or 17%, which is comprised primarily of decreases in certificates of deposit and money market accounts of $138.9 million and $2.9 million, respectively, and partially offset by an increase in savings accounts of $1.3 million.  In addition, significantly lower interest rates primarily contributed to the overall decrease of $3.1 million in interest expense on deposits.  Average FHLB advances remained constant at $50 million resulting in $424,000 in interest expense on FHLB advances, which is consistent with the same period last year.  The decrease in the index to which the junior subordinated debt interest rate is based resulted in a decline in interest expense of $19,000, or 21%.

As a result of the above, Bancorp’s net interest income increased $1.5 million, or 34%, to $5.9 million for the three months ended June 30, 2010 as compared to $4.4 million for the same period last year.  The net interest margin for the three months ended June 30, 2010 was 3.12% as compared to 1.91% for the three months ended June 30, 2009 as a result of the collection of $1.0 million of past due interest on non-accrual loans and a significant reduction in the cost of funds.

Interest and dividend income was $19.1 million for the six months ended June 30, 2010, which represents a decrease of $4.3 million, or 18%, as compared to interest and dividend income of $23.4 million for the same period last year.  This decrease was due primarily to a $148.4 million decrease in the loan portfolio, as well as the high level impact of non-accrual loans.  This was combined with a decrease in interest rates on investment securities, which was offset by an increase in average balances.

For the six months ended June 30, 2010, total interest expense decreased $6.2 million, or 46%, to $7.2 million from $13.4 million for the six months ended June 30, 2009.  This decrease in interest expense was due to the above-mentioned reasons.

As a result of the above, net interest income increased $2.0 million, or 20%, for the six months ended June 30, 2010 to $11.9 million as compared to $9.9 million at June 30, 2009.  The net interest margin for the six months ended June 30, 2010 was 3.11% as compared to 2.18% for the six months ended June 30, 2009.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the three months ended June 30, 2010 was $512,000 compared to $6.0 million for the three months ended June 30, 2009. The change in the provision for loan losses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is due to a decrease in non-accruing loans in the second quarter of 2010 and is reflective of the reduction of the concentration of high-risk loans in the portfolio.  For the six months ended June 30, 2010, non-accrual loans decreased $9.7 million compared to the six months ended June 30, 2009 during which non-accrual loans increased $39.7 million.  At June 30, 2010 non-accrual loans were $103.9 million compared to $119.9 million at June 30, 2009, which represents a decrease of $16.0 million between these two periods.  When comparing the allowance for loan losses to the loan portfolio, outstanding loans had decreased by 15.4% during the period from June 30, 2009 to June 30, 2010 and the ratio of ALLL to total loans decreased slightly from 2.27% to 2.26%.  An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Noninterest income

Noninterest income decreased $106,000 from $667,000 for the quarter ended June 30, 2009 to $561,000 for the quarter ended June 30, 2010.  This decrease is primarily due to a decrease in mortgage brokerage referral fees and earnings on Bank-owned life insurance of $53,000 and $52,000, respectively, and a $14,000 decrease in other income for the three months ended June 30, 2010 compared to the same period last year.  These were partially offset by an increase in activity-based deposit fees and service charge income of $25,000.

For the six months ended June 30, 2010, non-interest income decreased $590,000, or 35%, to $1.1 million as compared to $1.7 million for the six months ended June 30, 2009.  This decrease is primarily due to the gain on the sale of investment securities of $434,000 recorded in 2009; there were no such sales in 2010.  Noninterest income also decreased due to the $111,000 decline in income earned on the Bank-owned life insurance, a $28,000 decrease in mortgage brokerage referral fees and $46,000 decline in loan origination and processing fees.

Noninterest expenses

Noninterest expenses decreased $111,000, or 1%, to $7.3 million for the quarter ended June 30, 2010 from $7.4 million for the quarter ended June 30, 2009.  Other real estate operations expenses of $511,000 are due to Bancorp maintaining the properties acquired through loan foreclosure proceedings.  This includes carrying costs of $237,000, an impairment write-down on one property of $154,000 and an aggregate loss of $120,000 on the sale of five properties during the quarter ended June 30, 2010.  Bancorp had no such properties in the second quarter of 2009.  Salaries and benefits expense increased $265,000 for the quarter ended June 30, 2010 from the same period last year due to an increase in headcount, as contract consultants previously in professional services were offered full-time positions, as well as increases in health insurance costs.  Professional and other outside services, which are comprised primarily of audit and accounting fees, legal services and consulting fees, decreased $474,000 from $1.2 million for the quarter ended June 30, 2009, to $703,000 for the quarter ended June 30, 2010.  The decrease is due to the contract consultants hired as permanent employees, lower audit and accounting fees during the current year, and consulting fees for strategic planning and capital raising that were included in 2009 results.  Regulatory assessment fees decreased $233,000 to $690,000 for the quarter ended June 30, 2010 from $922,000 for the quarter ended June 30, 2009, which is due mainly to a FDIC special assessment of $453,000, paid in June 2009.  Loan administration and processing expenses decreased $100,000 to $71,000 for the quarter ended June 30, 2010 due to a decrease in appraisal expenses pertaining to existing loans.

For the six months ended June 30, 2010, non-interest expenses increased $2.3 million, or 17%, to $16.1 million from $13.8 million for the same period in 2009.  Bancorp incurred $1.3 million in other real estate operations expenses; there were no such expenses for the same period last year.  Salaries and benefits increased $635,000 to $6.6 million; professional and other outside services decreased $108,000 to $1.9 million; and loan administration and processing expenses decreased $93,000 to $176,000 for the same period in 2009.  The reasons for these variances are the same as those cited above.  Insurance expenses increased $232,000 to $404,000 due to the increased level of non-performing assets needing forced placed insurance policies.  Regulatory assessment fees increased $183,000 to $1.4 million from $1.2 million due to higher assessment rates charged.

Liquidity

Bancorp's liquidity ratio was 20% and 21% at June 30, 2010 and June 30, 2009, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets:  cash and due from banks, federal funds sold, short-term investments and available-for-sale securities.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio.  Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

Capital

The following table illustrates Bancorp’s regulatory capital ratios at June 30, 2010 and December 31, 2009 respectively:

	June 30, 2010	December 31, 2009
Total Risk-based Capital	8.70%	8.58%
Tier 1 Risk-based Capital	7.36%	7.22%
Tier 1 Leverage Capital	4.74%	4.72%

The following table illustrates the Bank’s regulatory capital ratios at June 30, 2010 and December 31, 2009 respectively:

	June 30, 2010	December 31, 2009
Total Risk-based Capital	8.73%	8.58%
Tier 1 Risk-based Capital	7.39%	7.22%
Tier 1 Leverage Capital	4.74%	4.72%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  Based on the above ratios, the Bank is considered to be “adequately capitalized” at June 30, 2010 under applicable regulations.  To be considered “adequately capitalized,” an institution must generally have a leverage capital ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%.

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

The table below sets forth an approximation of Bancorp’s exposure to changing interest rates using management’s behavioral GAP analysis and as a percentage of estimated net interest income and estimated net portfolio value using interest income simulation.  The calculations use projected repricings of assets and liabilities at June 30, 2010 and December 31, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.

	Basis	Interest Rate	June 30,	December 31,
	Points	Risk Guidelines	2010	2009

GAP percentage total		+/- 10%	-6.62%	3.98%
Net interest income	200	+/- 10%	-8.19%	4.67%
	-200	+/- 10%	4.81%	5.12%
Net portfolio value	200	+/- 20%	-4.57%	-8.93%
	-200	+/- 20%	7.81%	-7.42%

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

Net Interest Income and Economic Value
Summary Performance

June 30, 2010
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	23,320	(2,079)	-8.19%	34,790	(1,665)	-4.57%
+ 100	24,386	(1,013)	-3.99%	35,866	(589)	-1.62%
BASE	25,399			36,455
- 100	27,129	1,730	6.81%	36,931	476	1.31%
- 200	26,621	1,222	4.81%	39,303	2,849	7.81%

December 31, 2009
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	20,750	925	4.67%	49,704	(4,872)	-8.93%
+ 100	20,113	288	1.45%	51,762	(2,814)	-5.16%
BASE	19,825	-	-	54,576	-	-
- 100	20,557	732	3.69%	54,945	369	0.68%
- 200	20,841	1,016	5.12%	50,525	(4,051)	-7.42%

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Item 1A:     Risk Factors

During the three months ended June 30, 2010, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

	3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3.2 to Bancorp’s Current Report on Form 8 - K dated December 26, 2007 (Commission File No. 1-32007)).

No.	Description

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

10(a)(16)
Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated December 17, 2009 (Commission File No. 000-29599)).

10(a)(17)
First Amendment to Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of May 3, 2010 (incorporated by reference to Exhibit 10(a) to Bancorp's Current Report on Form 8-K dated May 3, 2010 (Commission File No. 000-29599)).

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

August 5, 2010