Form 10-Q
period 2010-09-30
PATRIOT NATIONAL BANCORP INC
filed 2010-11-10
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2010
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.
Common stock, $0.01 par value per share, 38,362,727 shares outstanding as of the close of business October 29, 2010.

PART I — FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks:
Non-interest bearing deposits and cash	$2,581,044	$19,465,521
Interest-bearing deposits	98,159,464	78,070,072
Federal funds sold	10,000,000	10,000,000
Short-term investments	405,678	263,839

Cash and cash equivalents	111,146,186	107,799,432

Available-for-sale securities (at fair value)	48,864,051	48,829,981
Other investments	500,000	—
Federal Reserve Bank stock	1,234,200	1,839,650
Federal Home Loan Bank stock	4,508,300	4,508,300
Loans receivable (net of allowance for loan losses: 2010 $17,150,128; 2009 $15,794,118)	576,621,173	645,205,943
Accrued interest and dividends receivable	2,748,252	3,236,252
Premises and equipment, net	5,622,253	6,595,727
Cash surrender value of life insurance	20,231,164	19,859,732
Other real estate owned	7,343,957	19,073,993
Other assets	8,955,044	9,467,911

Total assets	$787,774,580	$866,416,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$45,789,946	$49,755,521
Interest-bearing deposits	645,177,321	711,578,771

Total deposits	690,967,267	761,334,292

Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	50,000,000	50,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	6,394,314	3,973,319

Total liabilities	762,609,581	830,555,611

Shareholders’ equity
Preferred stock: no par value; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $2 par value: 60,000,000 shares authorized; shares issued 4,774,432; shares outstanding 4,762,727	9,548,864	9,548,864
Additional paid in capital	49,651,534	49,651,534
Accumulated deficit	(35,322,723)	(24,000,400)
Less: Treasury stock at cost: 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive income — net unrealized gain on available-for-sale securities, net of taxes	1,447,349	821,337

Total shareholders’ equity	25,164,999	35,861,310

Total liabilities and shareholders’ equity	$787,774,580	$866,416,921

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and Dividend Income
Interest and fees on loans	$7,977,476	$9,558,338	$26,011,835	$31,948,530
Interest on investment securities	369,169	252,382	1,236,019	1,046,331
Dividends on investment securities	66,403	87,545	202,109	214,768
Interest on federal funds sold	4,428	6,805	12,275	34,246
Other interest income	51,436	78,862	104,706	98,254

Total interest and dividend income	8,468,912	9,983,932	27,566,944	33,342,129

Interest Expense
Interest on deposits	2,765,030	5,400,341	8,830,894	17,649,135
Interest on Federal Home Loan Bank borrowings	428,183	428,183	1,270,587	1,270,527
Interest on subordinated debt	76,411	77,645	216,775	259,904
Interest on other borrowings	77,773	77,772	230,781	230,780

Total interest expense	3,347,397	5,983,941	10,549,037	19,410,346

Net interest income	5,121,515	3,999,991	17,017,907	13,931,783

Provision for Loan Losses	5,025,000	1,453,000	6,264,000	9,009,000

Net interest income after provision for loan losses	96,515	2,546,991	10,753,907	4,922,783

Noninterest Income
Mortgage brokerage referral fees	22,465	34,070	76,139	116,252
Loan origination & processing fees	21,947	48,772	115,448	172,676
Fees and service charges	322,943	257,306	850,661	751,704
Gain on sale of investment securities	—	—	—	434,333
Earnings on cash surrender value of life insurance	161,014	179,240	429,848	559,260
Other income	108,727	98,319	264,096	272,734

Total noninterest income	637,096	617,707	1,736,192	2,306,959

Noninterest Expenses
Salaries and benefits	3,192,396	2,946,743	9,745,036	8,863,928
Occupancy and equipment, net	1,371,108	1,427,481	4,207,405	4,239,593
Data processing	302,463	282,291	884,290	777,630
Professional and other outside services	633,477	1,076,483	2,508,648	3,059,614
Advertising and promotional	61,415	91,157	216,093	161,914
Loan administration and processing	41,460	138,991	217,676	408,210
Regulatory assessments	689,510	663,365	2,074,151	1,865,092
Insurance premiums	194,399	324,944	598,798	497,717
Other real estate operations	454,608	134,646	1,760,235	134,646
Materials and communications	195,900	175,436	597,763	572,306
Other noninterest expenses	387,455	273,809	777,327	707,558

Total noninterest expenses	7,524,191	7,535,346	23,587,422	21,288,208

Loss before income taxes	(6,790,580)	(4,370,648)	(11,097,323)	(14,058,466)

Provision for Income Taxes	—	9,565,000	225,000	5,611,000

Net loss	$(6,790,580)	$(13,935,648)	$(11,322,323)	$(19,669,466)

Basic and diluted loss per share	$(1.43)	$(2.93)	$(2.38)	$(4.14)

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(6,790,580)	$(13,935,648)	$(11,322,323)	$(19,669,466)

Unrealized holding gains on securities:
Unrealized holding gains arising during the period, net of taxes	367,279	94,558	626,012	494,791

Comprehensive loss	$(6,423,301)	$(13,841,090)	$(10,696,311)	$(19,174,675)

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Stock	(Loss) Income	Total

Nine months ended September 30, 2009

Balance at December 31, 2008	4,743,409	$9,510,228	$49,634,337	$(119,886)	$(160,025)	$(90,510)	$58,774,144

Comprehensive loss
Net loss	—	—	—	(19,669,466)	—	—	(19,669,466)
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	494,791	494,791

Total comprehensive loss							(19,174,675)

Issuance of common stock
Stock issued to directors	19,318	38,636	17,197	—	—	—	55,833
Dividends	—	—	—	(908)	—	—	(908)

Balance, September 30, 2009	4,762,727	$9,548,864	$49,651,534	$(19,790,260)	$(160,025)	$404,281	$39,654,394

Nine months ended September 30, 2010

Balance at December 31, 2009	4,762,727	$9,548,864	$49,651,534	$(24,000,400)	$(160,025)	$821,337	$35,861,310

Comprehensive loss
Net loss	—	—	—	(11,322,323)	—	—	(11,322,323)
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	626,012	626,012

Total comprehensive loss							(10,696,311)

Balance, September 30, 2010	4,762,727	$9,548,864	$49,651,534	$(34,122,723)	$(160,025)	$1,447,349	$25,164,999

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(11,322,323)	$(19,669,466)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and accretion of investment premiums and discounts, net	318,842	101,743
Provision for loan losses	6,264,000	9,009,000
Gain on sale of investment securities	—	(434,333)
Amortization of core deposit intangible	11,925	12,591
Earnings on cash surrender value of life insurance	(429,848)	(559,260)
Depreciation and amortization	1,131,641	1,242,948
Loss on disposal of bank premises and equipment	—	156
Payment of fees to directors in common stock	—	55,833
Loss on sale of other real estate owned	173,289	—
Impairment writedown on other real estate owned	961,497	—
Deferred income taxes	—	8,624,602
Changes in assets and liabilities:
Decrease in deferred loan costs (fees)	(237,165)	(679,708)
Decrease in accrued interest and dividends receivable	488,000	1,070,644
Decrease (increase) in other assets	500,942	(4,245,217)
Decrease in cash surrender value of life insurance	58,416	—
Increase (decrease) in accrued expenses and other liabilities	2,037,258	(1,067,361)

Net cash used in operating activities	(43,526)	(6,537,828)

Cash Flows from Investing Activities:
Purchases of available for sale securities	(15,162,500)	(14,524,178)
Purchases of other investments	(500,000)	—
Proceeds from sales of available for sale securities	—	19,852,541
Principal repayments on available for sale securities	5,819,337	4,864,181
Proceeds from calls of available for sale securities	10,000,000	11,000,000
Redemptions of Federal Reserve Bank Stock	605,450	—
Purchases of Federal Reserve Bank Stock	—	(1,500)
Net decrease in loans	62,001,335	70,215,878
Proceeds from sale of other real estate owned	11,423,343	—
Capital improvements of other real estate owned	(271,493)	—
Purchase of bank premises and equipment	(158,167)	(294,131)

Net cash provided by investing activities	73,757,305	91,112,791

Cash Flows from Financing Activities:
Net (decrease) increase in demand, savings and money market deposits	(22,942,716)	55,477,476
Net decrease in time certificates of deposits	(47,424,309)	(11,245,895)
Dividends paid on common stock	—	(214,361)

Net cash (used in) provided by financing activities	(70,367,025)	44,017,220

Net increase in cash and cash equivalents	3,346,754	128,592,183

Cash and Cash Equivalents:
Beginning	107,799,432	24,602,751

Ending	$111,146,186	$153,194,934

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$10,374,774	$19,313,572

Income taxes	$2,080	$1,379,195

Supplemental disclosures of noncash investing and financing activities:

Unrealized holding gain on available for sale securities arising during the period	$1,009,749	$798,048

Transfer of loans to other real estate owned	$556,600	$7,715,600

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
The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for the remainder of 2010.
Certain 2009 amounts have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on net loss.

Note 2: Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at September 30, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010:

U. S. Government agency obligations	$5,006,405	$12,542	$—	$5,018,947
U. S. Government agency mortgage-backed securities	39,623,438	1,092,916	(407)	40,715,947
Money market preferred equity securities	1,899,720	1,229,437	—	3,129,157

Total Available-for-Sale Securities	$46,529,563	$2,334,895	$(407)	$48,864,051

December 31, 2009:

U. S. Government agency obligations	$5,176,712	$—	$(68,212)	$5,108,500
U. S. Government agency mortgage-backed securities	40,428,810	241,520	(166,872)	40,503,458
Money market preferred equity securities	1,899,720	1,318,303	—	3,218,023

Total Available-for-Sale Securities	$47,505,242	$1,559,823	$(235,084)	$48,829,981

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at September 30, 2010 and December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2010:

U. S. Government agency mortgage-backed securities	$105,488	$(407)	$—	$—	$105,488	$(407)

Totals	$105,488	$(407)	$—	$—	$105,488	$(407)

December 31, 2009:

U. S. Government agency obligations	$5,108,500	$(68,212)	$—	$—	$5,108,500	$(68,212)
U. S. Government agency mortgage-backed securities	19,548,726	(159,918)	759,207	(6,954)	20,307,933	(166,872)

Totals	$24,657,226	$(228,130)	$759,207	$(6,954)	$25,416,433	$(235,084)

At September 30, 2010, two securities had unrealized holding losses with aggregate depreciation of 0.4% from the amortized cost. There were no securities with unrealized losses greater than 5% of amortized cost. At December 31, 2009, six securities had unrealized losses with aggregate depreciation of 0.9% from the amortized cost. There were no securities with unrealized losses greater than 5% of amortized cost.

The amortized cost and fair value of available-for-sale debt securities at September 30, 2010 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Mortgage-backed securities are not due at a single maturity date and, therefore, they are not included in the maturity categories in the following summary:

	Amortized Cost	Fair Value
September 30, 2010:
Maturity:
> 10 years	$5,006,405	$5,018,947
Mortgage-backed securities	39,623,438	40,715,947

Total	$44,629,843	$45,734,894

Note 3: Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio at September 30, 2010 and December 31, 2009 is as follows:

	September 30,	December 31,
	2010	2009
Real Estate
Commercial	$227,884,766	$230,225,306
Residential	197,397,155	195,571,225
Construction	94,442,079	154,457,082
Construction to permanent	10,346,352	15,989,976
Commercial	15,996,141	19,298,505
Consumer home equity	46,039,426	44,309,265
Consumer installment	1,442,051	1,155,059

Total Loans	593,547,970	661,006,418
Premiums on purchased loans	124,516	131,993
Net deferred loan costs (fees)	98,815	(138,350)
Allowance for loan losses	(17,150,128)	(15,794,118)

Loans receivable, net	$576,621,173	$645,205,943

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance at beginning of period	$13,989,069	$16,564,668	$15,794,118	$16,247,070
Provision for loan losses	5,025,000	1,453,000	6,264,000	9,009,000
Charge-offs	(1,917,286)	(474,913)	(5,094,670)	(7,786,345)
Recoveries	53,345	109,000	186,680	182,030

Balance at end of period	$17,150,128	$17,651,755	$17,150,128	$17,651,755

At September 30, 2010 and December 31, 2009, the unpaid balances of loans delinquent 90 days or more and still accruing interest were $7.4 million and $3.6 million, respectively. All borrowers of said loans at September 30, 2010 continue to make interest payments, but these loans have matured and are either in the process of being renewed or awaiting payoff in full.
The unpaid principal balances of loans on nonaccrual status and considered impaired were $101.5 million at September 30, 2010 and $113.5 million at December 31, 2009. If non-accrual loans had been performing in accordance with their original terms, Bancorp would have recorded approximately $1.9 million of additional income during the quarter ended September 30, 2010 and $2.2 million during the quarter ended September 30, 2009. If non-accrual loans had been performing in accordance with their original terms, Bancorp would have recorded approximately $5.3 million of additional income for the nine months ended September 30, 2010 and $5.0 million during the nine months ended September 30, 2009.
The following information relates to impaired loans at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Impaired loans receivable for which there is a related allowance for credit losses	$57,975,631	$30,968,602

Impaired loans receivable for which there is no related allowance for credit losses	$43,558,262	$82,568,512

Allowance for credit losses related to impaired loans	$7,079,630	$3,942,012

For the three months ended September 30, 2010 and 2009, the interest collected and recognized as income on impaired loans was approximately $362,000 and $327,000, respectively. For the nine months ended September 30, 2010 and 2009, the interest income collected and recognized on impaired loans was approximately $1,641,000 and $624,000, respectively.

At September 30, 2010, there were 14 loans totaling $26.2 million that were considered “troubled debt restructurings,” all of which are included in non-accrual loans, as compared to December 31, 2009 when there were nine loans totaling $11.5 million, all of which were included in non-accrual loans.
Note 4: Deposits
The following table is a summary of Bancorp’s deposits at the dates shown:

	September 30,	December 31,
	2010	2009

Non-interest bearing	$45,789,946	$49,755,521

Interest bearing
NOW	20,614,957	21,581,697
Savings	57,042,941	69,766,296
Money market	106,730,941	112,017,987
Time certificates, less than $100,000	273,421,315	305,719,484
Time certificates, $100,000 or more	187,367,167	202,493,307

Total interest bearing	645,177,321	711,578,771

Total Deposits	$690,967,267	$761,334,292

Included in time certificates are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $3.1 million and $18.9 million at September 30, 2010 and December 31, 2009, respectively. These are considered brokered deposits. Pursuant to the Agreement discussed in Note 8, the level of deposits accepted from Bank customers, and the Bank’s participation in the CDARS program as an issuer of deposits to customers of other banks in the CDARS program, may not exceed 10% of total deposits.

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
The following is information about the computation of loss per share for the three and nine months ended September 30, 2010 and 2009:
Three months ended September 30, 2010

	Net Loss	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(6,790,580)	4,762,727	$(1.43)

Three months ended September 30, 2009

	Net Loss	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(13,935,648)	4,762,727	$(2.93)

Nine months ended September 30, 2010

	Net Loss	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(11,322,323)	4,762,727	$(2.38)

Nine months ended September 30, 2009

	Net Loss	Shares	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(19,669,466)	4,750,768	$(4.14)

Note 6: Other Comprehensive Income (Loss)
Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gains arising during the period	$592,440	$(225,161)	$367,279	$1,009,749	$(383,737)	$626,012

Reclassification adjustment for gains recognized in income	—	—	—	—	—	—

Unrealized holding gains on available for sale securities, net of taxes	$592,440	$(225,161)	$367,279	$1,009,749	$(383,737)	$626,012

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gains arising during the period	$152,512	$(57,954)	$94,558	$1,232,381	$(468,304)	$764,077

Reclassification adjustment for gains recognized in income	—	—	—	(434,333)	165,047	(269,286)

Unrealized holding gains on available for sale securities, net of taxes	$152,512	$(57,954)	$94,558	$798,048	$(303,257)	$494,791

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

Financial instruments whose contractual amounts represent credit risk at September 30, 2010 are as follows:

Commitments to extend credit:
Future loan commitments	$2,521,487
Home equity lines of credit	19,715,780
Unused lines of credit	9,900,658
Undisbursed construction loans	2,199,303
Financial standby letters of credit	72,000

$34,409,228

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
Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Newly issued or modified guarantees that are not derivative contracts are recorded on Bancorp’s consolidated balance sheet at the fair value at inception. No liability related to guarantees was required to be recorded at September 30, 2010.
Note 8: Regulatory and Operational Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of September 30, 2010, the Company and the Bank were categorized as “adequately capitalized” for these purposes. In addition, due to the Bank’s asset profile and current economic conditions in its markets, the Bank’s capital plan pursuant to the Agreement described below targets a minimum 9% Tier 1 leverage capital ratio.

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. On October 27, 2010, Bancorp received notification from the OCC that it is now considered to be well-capitalized.
In February 2009 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”). Under the terms of the Agreement, the Bank has appointed a Compliance Committee of the Board of Directors. The Committee must report quarterly to the Board of Directors and to the OCC on the Bank’s progress in complying with the Agreement. The Agreement requires the Bank to review, adopt and implement a number of policies and programs related to credit and operational issues. The Agreement further provides for certain asset growth restrictions for a limited period of time together with limitations on the acceptance of certain brokered deposits and the extension of credit to borrowers whose loans are criticized. The Bank may pay dividends during the term of the Agreement only with prior written permission from the OCC. The Agreement also requires that the Bank develop a three-year capital plan. The Bank has taken or put into process many of the steps required by the Agreement, and does not anticipate that the restrictions included within the Agreement will impair its current business plan.
The Company’s subsidiary, Patriot National Bank (the “Bank”), which commenced operations in August 1994 was profitable each year from 1996 through 2007, inclusive. Since then, the Bank’s financial performance was adversely impacted from the extraordinary effects of what may ultimately be the worst financial crisis since the Great Depression. The effects of the current economic environment have been and continue to be felt across many industries, with financial services and residential real estate being particularly hard hit. Management has developed capital and strategic plans which take into consideration all available information in the development of future financial projections, which is at least, but not limited to, twelve months from the balance sheet date of December 31, 2009. The expected results of these plans, forecasts and strategic initiatives, which are based on multiple scenarios and stress tested cases, provide for as one of the primary goals the preservation and enhancement of capital levels.
During 2009, the net losses of the Company resulted in a shift in capital categories from classification as well-capitalized to classification as adequately capitalized as of September 30, 2009. On December 16, 2009, Bancorp and the Bank entered into a Securities Purchase Agreement (the “SPA”) with PNBK Holdings, LLC (“Holdings”), a newly formed Delaware entity created to be an investment vehicle for an investor group led by Michael A. Carrazza, pursuant to which Holdings had the right to purchase shares of Bancorp common stock. On October 15, 2010, the transaction was consummated, and Holdings purchased 33,600,000 shares of Bancorp common stock for $50,400,000. As a result of the issuance and sale of the shares to Holdings, Bancorp experienced a change in control. The shares purchased by Holdings represent approximately 87.6% of the issued and outstanding shares of Bancorp’s common stock. As a result of the sale of the shares to Holdings and pursuant to the terms of the SPA, Michael A. Carrazza became Chairman of the Board of Bancorp, certain officers and directors of Bancorp resigned and certain individuals were elected to be officers and directors of Bancorp, all as specified in Bancorp’s Current Report on Form 8-K dated October 20, 2010.

The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2010 and December 31, 2009 were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2010

The Company:

Total Capital (to Risk Weighted Assets)	$38,592	7.73%	$39,940	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	31,567	6.32%	19,979	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	31,567	3.92%	32,211	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$38,815	7.78%	$39,913	8.00%	$49,891	10.00%
Tier 1 Capital (to Risk Weighted Assets)	31,889	6.39%	19,962	4.00%	29,943	6.00%
Tier 1 Capital (to Average Assets)	31,889	3.96%	32,211	4.00%	40,264	5.00%

December 31, 2009

The Company:

Total Capital (to Risk Weighted Assets)	$51,072	8.58%	$47,894	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	42,971	7.22%	23,945	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	42,971	4.72%	36,512	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$51,056	8.58%	$47,821	8.00%	$59,506	10.00%
Tier 1 Capital (to Risk Weighted Assets)	42,960	7.22%	23,908	4.00%	35,701	6.00%
Tier 1 Capital (to Average Assets)	42,960	4.72%	36,454	4.00%	45,508	5.00%

Restrictions on dividends, loans and advances
Bancorp shall not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation (the “Director”) of the Board of Governors.
Pursuant to the February 9, 2009 Agreement between the Bank and the Office of the Comptroller of the Currency, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of September 30, 2010, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.
Loans or advances to the Company from the Bank are limited to 10% of the Bank’s capital stock and surplus on a secured basis.
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

Note 9: Income Taxes
The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of Bancorp at September 30, 2010. The deferred tax position has been affected by several significant matters in the past three years. These matters include increased levels of provision for loan losses, the high levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, Bancorp is in a cumulative net loss position at September 30, 2010, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that Bancorp will be able to realize the deferred tax assets and accordingly has established a full valuation allowance totaling $14.5 million against its net deferred tax asset at September 30, 2010. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, Bancorp generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

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
Bancorp’s fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three categories within the hierarchy are as follows:
•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•
Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 Inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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
Other Investments: These financial instruments are recorded at net asset value in the financial statements. These are adjusted for income, losses, and cash distributions attributable to the investment, as determined by the fund manager.
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
In February 2010, the FASB issued guidance which amended the existing guidance related to Fair Value Measurements and Disclosures. The amendments require the following new fair value disclosures:
•	Separate disclosure of the significant transfers into and out of Level 1 and Level 2 fair value measurements, and a description of the reasons for the transfers.
•
In the roll forward of activity for Level 3 fair value measurements (significant unobservable inputs), purchases, sales, issuances, and settlements should be presented separately (on a gross basis rather than as one net number).

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

The new disclosures and clarifications of existing disclosures were effective for Bancorp beginning in the quarter ended March 31, 2010, except for the disclosures included in the roll forward of activity for Level 3 fair value measurements, for which the effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Bancorp adopted this guidance during the quarter ended March 31, 2010 and has included these disclosures in these financial statements.
The following table summarizes financial assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by Bancorp to determine fair value:

	Fair Value at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
September 30, 2010	(Level 1)	(Level 2)	(Level 3)	September 30, 2010
U.S. Government agency obligations	$—	$5,018,947	$—	$5,018,947
U.S. Government agency mortgage-backed securities	—	40,715,947	—	40,715,947
Money market preferred equity securities	—	3,129,157	—	3,129,157

Securities available for sale	$—	$48,864,051	$—	$48,864,051

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
U.S. Government agency obligations	$—	$5,108,500	$—	$5,108,500
U.S. Government agency mortgage-backed securities	—	40,503,458	—	40,503,458
Money market preferred equity securities	—	3,218,023	—	3,218,023

Securities available for sale	$—	$48,829,981	$—	$48,829,981

The Company had no significant transfers into, or out of, levels 1 or 2 during the three and nine months ended September 30, 2010.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables reflect financial assets measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
September 30, 2010	(Level 1)	(Level 2)	(Level 3)	September 30, 2010

Impaired Loans (1)	$—	$—	$58,367,829	$58,367,829

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Impaired Loans (1)	$—	$—	$49,322,844	$49,322,844

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.

The following tables summarize non-financial assets measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
September 30, 2010	(Level 1)	(Level 2)	(Level 3)	September 30, 2010

Other real estate owned (1)	$—	$—	$910,780	$910,780

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Other real estate owned (1)	$—	$—	$19,073,993	$19,073,993

(1)	Represents carrying value for which adjustments are based on the appraised value of the properties.
Bancorp discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of Bancorp.
The estimated fair value amounts have been measured as of September 30, 2010 and December 31, 2009 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.
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

The following is a summary of the recorded book balances and estimated fair values of Bancorp’s financial instruments at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Recorded		Recorded
	Book	Fair	Book	Fair
	Balance	Value	Balance	Value
Financial Assets:
Cash and noninterest bearing balances due from banks	2,581	2,581	19,466	19,466
Interest-bearing deposits due from banks	98,159	98,159	78,070	78,070
Federal funds sold	10,000	10,000	10,000	10,000
Short-term investments	406	406	264	264
Available-for-sale securities	48,864	48,864	48,830	48,830
Other investments	500	500	—	—
Federal Reserve Bank stock	1,234	1,234	1,840	1,840
Federal Home Loan Bank stock	4,508	4,508	4,508	4,508
Loans receivable, net	576,621	586,626	645,206	644,977
Accrued interest receivable	2,748	2,748	3,236	3,236

Financial Liabilities:
Demand deposits	45,790	45,790	49,756	49,756
Savings deposits	57,043	57,043	69,766	69,766
Money market deposits	106,731	106,731	112,018	112,018
Negotiable orders of withdrawal	20,615	20,615	21,582	21,582
Time deposits	460,788	464,965	508,213	512,524
FHLB Borrowings	50,000	51,435	50,000	50,270
Securities sold under repurchase agreements	7,000	7,826	7,000	7,778
Subordinated debentures	8,248	8,248	8,248	8,248
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

Off-balance sheet instruments
Loan commitments on which the committed interest rate is less than the current market rate were insignificant at September 30, 2010 and December 31, 2009. The estimated fair value of fee income on letters of credit at September 30, 2010 and December 31, 2009 was insignificant.
Note 11: Contingencies
On October 9, 2009, a complaint was filed against Bancorp and the Bank in the United States District Court, Southern District of New York (“Federal Litigation”). A complaint also was filed that same day with the State of Connecticut Superior Court — Stamford Judicial District (the “Connecticut Litigation”). Both cases were brought by PNBK Holdings LLC, a newly formed Delaware entity created to be an investment vehicle for an investor group led by Michael A. Carrazza (collectively, “Carrazza”).
Both cases derive from Carrazza’s expressed interest in acquiring a controlling interest in Bancorp. Carrazza commenced the Federal Litigation and the Connecticut Litigation in furtherance of this interest. On December 4, 2009, Carrazza and Bancorp entered into a Standstill Agreement pursuant to which the parties agreed to stop, temporarily and subject to the terms of the Standstill Agreement, the Connecticut Litigation so as to negotiate a Stock Purchase Agreement (“SPA”). On December 16, 2009, Bancorp and Carrazza executed the SPA. The Federal Litigation was withdrawn with prejudice and the Connecticut Litigation was being held in abeyance.
On October 15, 2010, the transaction contemplated by the SPA was consummated, and the investor group led by Michael A. Carrazza purchased 33,600,000 shares of Bancorp common stock for $50,400,000. Accordingly, on October 27, 2010, the Connecticut Litigation was withdrawn with prejudice.
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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained in Bancorp’s public reports, including this report, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to; (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities; (2) the timing of repricing of Bancorp’s interest earning assets and interest bearing liabilities; (3) the effect of changes in governmental monetary policy; (4) the effect of changes in regulations applicable to Bancorp and the Bank and the conduct of its business; (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks; (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide; (7) the state of the economy and real estate values in Bancorp’s market areas, and the consequent effect on the quality of Bancorp’s loans; (8) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of Bancorp; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect Bancorp; and (10) the state of the economy in the greater New York metropolitan area and its particular effect on Bancorp’s customers, vendors and communities.
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
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan losses, the analysis of other-than-temporary-impairment for its investment securities and the valuation of deferred income tax assets, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results. They require management’s most subjective and complex judgment as a result of the need to make an estimate about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis.

Summary
Bancorp incurred a net loss of $6.8 million ($1.43 basic and diluted loss per share) for the quarter ended September 30, 2010, compared to a net loss of $13.9 million ($2.93 basic and diluted loss per share) for the quarter ended September 30, 2009.  For the nine-month period ended September 30, 2010, Bancorp incurred a net loss of $11.3 million ($2.38 basic and diluted loss per share) compared to net loss of $19.7 million ($4.14 basic and diluted loss per share) for the nine months ended September 30, 2009. Bancorp’s net interest margin for the quarter ended September 30, 2010 was 2.71% compared to 1.76% for the quarter ended September 30, 2009. For the nine-month period ended September 30, 2010 Bancorp’s net interest margin was 2.98% compared to 2.04% for the nine months ended September 30, 2009. The increase in the net interest margin is primarily a result of a reduction in the cost of funds. For the nine months ended September 30, 2010, the impact of the collection of past due interest from non-accrual loans had a positive impact of 19 basis points on the net interest margin. Interest income and interest expense decreased by 15% and 44%, respectively, for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. For the nine months ended September 30, 2010, interest income and interest expense declined by 17% and 46%, respectively, compared to the nine months ended September 30, 2009. The significant decline in interest expense is primarily due to the cost of funds decreasing by 111 basis points for the nine months ended September 30, 2010 compared to the same period in 2009, due to substantial declines in interest rates paid on deposits.
Total assets decreased $78.6 million from $866.4 million at December 31, 2009 to $787.8 million at September 30, 2010. Cash and cash equivalents increased $3.3 million from $107.8 million at December 31, 2009 to $111.1 million at September 30, 2010. Available-for-sale securities were $48.8 million at September 30, 2010 and are unchanged compared to December 31, 2009. The net loan portfolio decreased $68.6 million from $645.2 million at December 31, 2009 to $576.6 million at September 30, 2010. This is the result of normal loan payoffs, collections on problem loans and management’s continued efforts to reduce concentration levels within the construction and commercial real estate loan portfolios. As a result of weak loan demand and currently high levels of balance sheet liquidity, the Bank reduced offering rates on deposit products resulting in a decrease in deposits of $70.3 million from $761.3 million at December 31, 2009 to $691.0 million at September 30, 2010. Borrowings remained unchanged compared to December 31, 2009.

Financial Condition
Cash and Cash Equivalents
Cash and cash equivalents increased $3.3 million, or 3%, to $111.1 million at September 30, 2010 compared to $107.8 million at December 31, 2009, due mainly to the increase in cash and due from banks. Cash and due from banks increased $3.2 million to $100.7 million at September 30, 2010 compared to $97.5 million at December 31, 2009.
Investments
The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

	September 30,	December 31
	2010	2009

U. S. Government Agency obligations	$5,018,947	$5,108,500
U. S. Government Agency mortgage-backed securities	40,715,947	40,503,458
Money market preferred equity securities	3,129,157	3,218,023

Total Available-for-Sale Securities	$48,864,051	$48,829,981

Available-for-sale securities were $48.8 million at September 30, 2010 and are unchanged compared to December 31, 2009.
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
Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest changes on debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

Loans
The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	September 30,	December 31,
	2010	2009
Real Estate
Commercial	$227,884,766	$230,225,306
Residential	197,397,155	195,571,225
Construction	94,442,079	154,457,082
Construction to permanent	10,346,352	15,989,976
Commercial	15,996,141	19,298,505
Consumer home equity	46,039,426	44,309,265
Consumer installment	1,442,051	1,155,059

Total Loans	593,547,970	661,006,418
Premiums on purchased loans	124,516	131,993
Net deferred loan costs (fees)	98,815	(138,350)
Allowance for loan losses	(17,150,128)	(15,794,118)

Loans receivable, net	$576,621,173	$645,205,943

Bancorp’s net loan portfolio decreased $68.6 million, or 11%, from $645.2 million at December 31, 2009 to $576.6 million at September 30, 2010. The decrease is primarily a result of loan payoffs, including some that were impaired and on non-accrual status, resulting in decreases in construction loans of $60.0 million, construction-to-permanent loans of $5.6 million, commercial loans of $3.3 million and commercial real estate loans of $2.3 million. These decreases were partially offset by increases of $1.8 million in residential real estate loans and $1.7 million in home equity lines of credit (“HELOC’s”). The net decrease in the portfolio also reflects net charge-offs for the nine months ended September 30, 2010 of $4.9 million and a $557,000 transfer of one loan into OREO. In an effort to reduce its concentration in construction and commercial real estate loans, Bancorp has continued its moratorium on originating new loans in these portfolios.
At September 30, 2010, the net loan to deposit ratio was 83% and the net loan to total assets ratio was 73%. At December 31, 2009, these ratios were 85% and 74%, respectively.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses increased by $1.4 million from December 31, 2009 to September 30, 2010 due to net charge-offs of $4.9 million after provisions of $6.3 million.

The allowance consists of allocated and general components. The allocated component relates to loans that are considered impaired. For such impaired loans, an allowance is established when the discounted cash flows (or observable market price or collateral value if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan. When a loan is placed on non-accrual status the loan is considered impaired. For collateral dependent loans, the appraised value is reduced by estimated liquidation expenses and any senior liens and the result is compared to the principal loan balance to determine the impairment amount, if any. For loans that are not collateral dependent and for which a restructure is in place, the impairment is determined by using the discounted cash flow method which takes into account the difference between the original interest rate and the restructured rate.
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
The allowance for loan losses reflects management’s estimate of probable but unconfirmed losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, unfavorable information about a borrower’s financial condition, delays in obtaining information, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Loan quality control is continually monitored by management, subject to oversight by the Board of Directors through its members who serve on the Loan Committee. Loan quality control is also reviewed by the full Board of Directors on a monthly basis. The Bank has created an internal loan review function and semi-annual loan reviews are performed by an independent external firm. Loan Review reports on a quarterly basis to the Audit Committee.

The methodology for determining the adequacy of the allowance for loan losses has been consistently applied; however, of the $5.0 million provision in the quarter ended September 30, 2010, $2.2 million was attributed to adjustments of 14% made to real estate appraisals on collateral dependent impaired loans anticipated to become OREO in the coming quarter, as Bancorp’s recent experience has indicated that the ultimate sales prices of the underlying collateral have been less than the appraisal amounts. The appraisal adjustment percentage will be reviewed quarterly for those loans anticipated to become OREO in the subsequent quarter, based on an analysis of actual variances between appraised values as of the date the loan is transferred into OREO and the actual sales prices of the OREO properties. Generally, the sales prices have usually been below the appraised values due to the fact that buyers become aware that the Bank owns those properties, and therefore attempt to offer less than fair market value. In the future, additional revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio, and prevailing internal and external factors including but not limited to current economic conditions and local real estate markets. The additional $2.8 million increase to the provision relates to $875,000 that was recorded as adjustments relating to two borrowers on three notes, $750,000 was comprised of various adjustments to specific reserves for impaired loans, and $1.2 million was added to the general reserve pool to maintain consistent coverage.
The accrual of interest on loans is discontinued at the time a loan is 90 days past due unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Management considers all non-accrual loans and certain restructured loans to be impaired. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered collection delays and the related loans are not considered to be impaired. The Bank considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(Thousands of dollars)	2010	2009	2010	2009

Balance at beginning of period	$13,989	$16,565	$15,794	$16,247
Charge-offs	(1,917)	(475)	(5,095)	(7,786)
Recoveries	53	109	187	182

Net Charge-offs	(1,864)	(366)	(4,908)	(7,604)

Provision charged to operations	5,025	1,453	6,264	9,009

Balance at end of period	$17,150	$17,652	$17,150	$17,652

Ratio of net charge-offs during the period to average loans outstanding during the period	-0.31%	-0.05%	-0.78%	-1.00%

Ratio of ALLL / Gross Loans	2.89%	2.45%	2.89%	2.45%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $17.1 million, at September 30, 2010, which represents 2.89% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio. Bancorp has had four consecutive quarters of decreases in non-accrual loans and two consecutive quarters of decreases to substandard-accrual loans.
Non-Accrual, Past Due and Restructured Loans
The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	September 30,	December 31,
(Thousands of dollars)	2010	2009

Loans past due over 90 days still accruing	$7,360	$3,571
Non accruing loans	101,534	113,537

Total	$108,894	$117,108

% of Total Loans	18.34%	17.72%
% of Total Assets	13.82%	13.52%

Borrowers for all loans past due over 90 days and still accruing continue to make payments, but these loans have matured and are either in the process of being renewed or awaiting payoff in full. Non-accruing loans including troubled debt restructurings decreased by $2.3 million this quarter and by $12.0 million for the nine months ended September 30, 2010. Non-accrual loans and troubled debt restructurings are attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets. Residents of Fairfield County, Connecticut, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.
The $101.5 million of non-accrual loans at September 30, 2010 is comprised of exposure to 49 borrowers, for which a specific reserve of $7.1 million has been established. Of the $101.5 million, loans totaling $99.3 million are collateral dependent and are secured by residential or commercial real estate located within the Bank’s market area. In all cases, the Bank has obtained current appraisal reports from independent licensed appraisal firms and discounted those values for estimated liquidation expenses to determine estimated impairment. Based on the Bank’s analysis for loan impairment, specific reserves totaling $7.1 million are related to collateral dependent impaired loans. Impairment related to a loan to one borrower totaling $2.2 million has been measured based on discounted cash flows resulting in no specific reserve. That loan is also secured by real estate. Of the $101.5 million of non-accrual loans at September 30, 2010, borrowers of 21 notes with aggregate balances of $30.5 million continue to make loan payments and these loans are current within one month as to payments.
Independent real estate tracking reports, including the Warren Report, indicate that the real estate market in Fairfield County, Connecticut, where the majority of the properties securing the Bank’s loans are located, has improved in terms of higher average prices and significantly greater sales volume. Management believes the local real estate market began to show signs of stabilization and improvement in the summer of 2009.
Loans delinquent over 90 days and still accruing aggregating $7.4 million are comprised of nine loans, all of which have matured and the borrowers continue to make payments and these loans are either in the process of being renewed or awaiting payoff in full.
Potential Problem Loans
In addition to the above, there are $61.1 million of substandard accruing loans comprised of 39 borrowers and $77.0 million of special mention loans comprised of 46 borrowers for which management has a concern as to the ability of the borrowers to comply with the present repayment terms. Borrowers for the majority of the substandard accruing loans and special mention loans continue to make payments. All substandard accruing loans are current within 30 days at September 30, 2010 except for one special mention loan for $173,000, which is delinquent between 30-60 days.

Other Real Estate Owned
The following table is a summary of Bancorp’s other real estate owned at the dates shown:

	September 30,	December 31,
	2010	2009

Construction	$6,989,757	$13,524,597
Commercial	—	4,934,896
Land	354,200	614,500

Other real estate owned	$7,343,957	$19,073,993

The balance of other real estate owned at September 30, 2010 is comprised of four properties that were obtained through loan foreclosure proceedings. During the nine months ended September 30, 2010, one new other real estate owned property was acquired, but six properties were sold for an aggregate loss of $173,000. During the nine months ended September 30, 2010, there were write downs on four properties totaling $961,000 as a result of updated appraisals. The property classified under land was disposed of on October 28, 2010 at a sale price of $385,000.
Deferred Taxes
The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of Bancorp at September 30, 2010. The deferred tax position has been affected by several significant matters in the past three years. These matters include increased levels of provision for loan losses, the high levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, Bancorp is in a cumulative net loss position at September 30, 2010, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize the deferred tax assets and accordingly has established a full valuation allowance totaling $14.5 million against its net deferred tax asset at September 30, 2010. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, Bancorp generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits
The following table is a summary of Bancorp’s deposits at the dates shown:

	September 30,	December 31,
	2010	2009

Non-interest bearing	$45,789,946	$49,755,521

Interest bearing
NOW	20,614,957	21,581,697
Savings	57,042,941	69,766,296
Money market	106,730,941	112,017,987
Time certificates, less than $100,000	273,421,315	305,719,484
Time certificates, $100,000 or more	187,367,167	202,493,307

Total interest bearing	645,177,321	711,578,771

Total Deposits	$690,967,267	$761,334,292

Total deposits decreased $70.3 million, or 9%, from $761.3 million at December 31, 2009 to $691.0 million at September 30, 2010. Demand deposits decreased $4.0 million primarily as a result of a $3.4 million decline in commercial checking due to normal balance fluctuations. Interest bearing accounts decreased $66.4 million. This is primarily due to decreases in certificates of deposit (“CD’s”) of $47.4 million, which is a result of Bancorp intentionally allowing the higher rate CD’s to runoff to help reduce the cost of funds and improve the interest spread; and decreases in savings accounts of $12.7 million, money market accounts of $5.3 million and NOW accounts of $1.0 million. As a result of weak loan demand and currently high levels of balance sheet liquidity, the Bank reduced offering rates on deposit products resulting in a decrease in deposits of $70.4 million from $761.3 million at December 31, 2009 to $691.0 million at September 30, 2010. The significant decline in deposits is a result of lower interest rates being offered by the Bank as part of management’s strategy to lower its cost of funds.

Borrowings
At September 30, 2010, total borrowings were $65.2 million and are unchanged compared to December 31, 2009. In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $117 million in additional advances from the Federal Home Loan Bank of Boston, including a $2.0 million overnight line of credit. The Bank has also established a line of credit at the Federal Reserve Bank.
The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.44% at September 30, 2010), matures on March 26, 2033. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. The deferral in the third quarter of 2010 represented the sixth consecutive quarter of deferral. The Company continues to accrue and charge interest to operations. The Company may defer the payment of interest until March 2014, and all accrued interest must be paid prior to or at completion of the deferral period.
Capital
Capital decreased $10.7 million compared to December 31, 2009 primarily as a result of the net loss for the nine months ended September 30, 2010. On October 15, 2010, Bancorp issued and sold, and PNBK Holdings purchased, 33,600,000 shares of Bancorp’s common stock at a purchase price of $1.50 per share for an aggregate purchase price of $50,400,000.
Off-Balance Sheet Arrangements
Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased by $22.3 million from $56.7 million at December 31, 2009 to $34.4 million at September 30, 2010, due to decreases of $15.5 million in undisbursed construction loans and $4.4 million in home equity lines of credit. The decrease is due primarily to Bancorp continuing its moratorium on originating new loans in the construction and commercial real estate portfolios.

Results of Operations
Interest and dividend income and expense
The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$604,941	$7,977	5.27%	$725,541	$9,558	5.27%
Investments	60,147	436	2.90%	40,217	340	3.38%
Interest bearing deposits in banks	81,891	52	0.25%	124,799	79	0.25%
Federal funds sold	10,000	4	0.16%	20,652	7	0.14%

Total interest earning assets	756,979	8,469	4.48%	911,209	9,984	4.38%

Cash and due from banks	21,001			24,058
Premises and equipment, net	5,639			7,043
Allowance for loan losses	(14,000)			(16,655)
Other assets	37,958			40,356

Total Assets	$807,577			$966,011

Interest bearing liabilities:
Deposits	$655,696	$2,765	1.69%	$797,511	$5,400	2.71%
FHLB advances	50,000	428	3.42%	50,000	428	3.43%
Subordinated debt	8,248	76	3.69%	8,248	77	3.73%
Other borrowings	7,000	78	4.46%	7,000	79	4.51%

Total interest bearing liabilities	720,944	3,347	1.86%	862,759	5,984	2.77%

Demand deposits	50,201			47,210
Accrued expenses and other liabilities	5,207			3,153
Shareholders’ equity	31,225			52,889

Total liabilities and equity	$807,577			$966,011

Net interest income		$5,122			$4,000

Interest margin			2.71%			1.76%

Interest spread			2.62%			1.61%

	Nine months ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$630,899	$26,012	5.50%	$769,932	$31,949	5.53%
Investments	65,404	1,438	2.93%	44,099	1,261	3.81%
Interest bearing deposits in banks	55,556	105	0.25%	62,676	98	0.21%
Federal funds sold	10,000	12	0.16%	34,791	34	0.13%

Total interest earning assets	761,859	27,567	4.82%	911,498	33,342	4.88%

Cash and due from banks	21,059			22,312
Premises and equipment, net	5,935			7,353
Allowance for loan losses	(14,965)			(16,695)
Other assets	44,643			36,146

Total Assets	$818,531			$960,614

Interest bearing liabilities:
Deposits	$665,732	$8,831	1.77%	$788,080	$17,649	2.99%
FHLB advances	50,000	1,270	3.39%	50,004	1,271	3.39%
Subordinated debt	8,248	217	3.51%	8,248	260	4.20%
Other borrowings	7,000	231	4.40%	7,000	230	4.38%

Total interest bearing liabilities	730,980	10,549	1.92%	853,332	19,410	3.03%

Demand deposits	49,590			47,039
Accrued expenses and other liabilities	4,917			3,975
Shareholders’ equity	33,044			56,268

Total liabilities and equity	$818,531			$960,614

Net interest income		$17,018			$13,932

Interest margin			2.98%			2.04%

Interest spread			2.90%			1.85%

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

	Three months ended September 30,			Nine months ended September 30,
	2010 vs 2009			2010 vs 2009
	Increase (decrease) in Interest			Increase (decrease) in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$(1,581)	$—	$(1,581)	$(5,734)	$(203)	$(5,937)
Investments	150	(54)	96	514	(337)	177
Interest bearing deposits in banks	(27)	—	(27)	(7)	14	7
Federal funds sold	(4)	1	(3)	(25)	3	(22)

Total interest earning assets	(1,462)	(53)	(1,515)	(5,252)	(523)	(5,775)

Interest bearing liabilities:
Deposits	$(846)	$(1,789)	$(2,635)	$(2,432)	$(6,386)	$(8,818)
FHLB advances	—	—	—	(1)	—	(1)
Subordinated debt	—	(1)	(1)	—	(43)	(43)
Other borrowings	—	—	—	—	1	1

Total interest bearing liabilities	(846)	(1,790)	(2,637)	(2,433)	(6,428)	(8,861)

Net interest income	$(616)	$1,737	$1,122	$(2,819)	$5,905	$3,086

For the quarter ended September 30, 2010, average interest earning assets decreased $154.2 million, or 17%, to $757.0 million for the quarter ended September 30, 2010 from $911.2 million for the quarter ended September 30, 2009, resulting in interest income for Bancorp of $8.5 million compared to $10.0 million for the same period in 2009. Interest and fees on loans decreased $1.6 million, or 17%, from $9.6 million for the quarter ended September 30, 2009 to $8.0 million for the quarter ended September 30, 2010. This decrease is primarily the result of a $120.6 million decrease in the average balance of the loan portfolio, partially offset by the collection of $362,000 of past due interest on non-accrual loans. When compared to the same period last year, interest income on investments increased by 28% due to an increase in the average balance of investments outstanding, but was partially offset by a decrease in the yield on the investment portfolio. Income on interest-bearing deposits in banks decreased 34% for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.

Total interest expense for the quarter ended September 30, 2010 of $3.3 million represents a decrease of $2.6 million, or 44%, compared to interest expense of $6.0 million for the same period last year. This decrease in interest expense is the result of a decrease in both interest rates paid and in average balances of interest-bearing liabilities. Average balances of deposit accounts decreased $141.8 million, or 18%, which is comprised primarily of decreases in certificates of deposit, money market, and savings accounts of $136.7 million, $2.7 million and $2.3 million, respectively. In addition, significantly lower interest rates primarily contributed to the overall decrease of $2.6 million in interest expense on deposits. Average FHLB advances remained constant at $50 million and resulted in $428,000 in interest expense, which is consistent with the same period last year. Interest expense on the junior subordinated debt and borrowed funds remained relatively flat.
For the nine months ended September 30, 2010, total interest expense decreased $8.9 million, or 46%, to $10.5 million from $19.4 million for the nine months ended September 30, 2009. This decrease in interest expense was due to the above-mentioned reasons.
As a result of the above, Bancorp’s net interest income increased $1.1 million, or 28%, to $5.1 million for the three months ended September 30, 2010 compared to $4.0 million for the same period last year. The net interest margin for the three months ended September 30, 2010 was 2.71% as compared to 1.76% for the three months ended September 30, 2009 as a result of the collection of $362,000 of past due interest on non-accrual loans and a significant reduction in the cost of funds.
Interest and dividend income was $27.6 million for the nine months ended September 30, 2010, which represents a decrease of $5.8 million, or 17%, as compared to interest and dividend income of $33.3 million for the same period last year. This decrease was due primarily to a $139.0 million decrease in the loan portfolio, as well as the impact of the high level of non-accrual loans.
As a result of the above, net interest income increased $3.1 million, or 22%, for the nine months ended September 30, 2010 to $17.0 million as compared to $13.9 million at September 30, 2009. The net interest margin for the nine months ended September 30, 2010 was 2.98% as compared to 2.04% for the nine months ended September 30, 2009.
Provision for Loan Losses
Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the three months ended September 30, 2010 was $5.0 million compared to $1.5 million for the three months ended September 30, 2009. The change in the provision for loan losses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is due primarily to an additional $2.2 million adjustment to the collateral value on non-accruing loans on which foreclosure proceedings are anticipated to be completed in the subsequent quarter. The additional $2.8 million increase to the provision relates to $875,000 that was recorded as adjustments relating to two borrowers on three notes, $750,000 was comprised of various adjustments to specific reserves for impaired loans, and $1.2 million was added to the general reserve pool to maintain consistent coverage. For the nine months ended September 30, 2010, non-accrual loans decreased $12.0 million compared to the nine months ended September 30, 2009 during which non-accrual loans increased $57.7 million. At September 30, 2010 non-accrual loans were $101.5 million compared to $137.9 million at September 30, 2009, which represents a decrease of $36.4 million between these two periods. When comparing the allowance for loan losses to the loan portfolio, outstanding loans had decreased 17.6% during the period from September 30, 2009 to September 30, 2010 and the ratio of ALLL to total loans increased from 2.45% to 2.89%.
An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Noninterest income
Noninterest income increased $19,000 from $618,000 for the quarter ended September 30, 2009 to $637,000 for the quarter ended September 30, 2010. This is primarily due to increases in activity-based deposit fees and service charge income of $66,000 and other income of $10,000, offset by decreases in loan origination and processing fees of $27,000, earnings on Bank-owned life insurance of $18,000 and mortgage brokerage referral fees of $12,000 for the three months ended September 30, 2010 compared to the same period last year.
For the nine months ended September 30, 2010, noninterest income decreased $571,000, or 25%, to $1.7 million as compared to $2.3 million for the nine months ended September 30, 2009. This decrease is primarily due to the gain on the sale of investment securities of $434,000 recorded in 2009; there were no such sales in 2010. Noninterest income also decreased due to a $129,000 decline in income earned on the Bank-owned life insurance, a $57,000 decline in loan origination and processing fees and a $40,000 decrease in mortgage brokerage referral fees, which were partially offset by an increase in activity-based deposit fees and service charges of $99,000.
Noninterest expenses
Noninterest expenses were $7.5 million for the quarter ended September 30, 2010 and are unchanged as compared to the quarter ended September 30, 2009. Other real estate operations expenses of $455,000 represent the cost of maintaining the properties acquired through loan foreclosure proceedings. This includes carrying costs of $349,000 and an impairment write-down on one property of $106,000. Bancorp owned four properties as of September 30, 2010. Salaries and benefits expense increased $246,000 for the quarter ended September 30, 2010 compared to the same period last year due to an increase in headcount, as contract consultants, whose costs had previously been accounted for in professional services, were offered full-time salaried positions. Increases in health insurance costs also contributed to the change in salaries and benefits. Professional and other outside services, which are comprised primarily of audit and accounting fees, legal services and consulting fees, decreased $443,000 from $1.1 million for the quarter ended September 30, 2009, to $633,000 for the quarter ended September 30, 2010. The decrease is due to lower audit and accounting fees during the current year, consulting fees for strategic planning and capital raising that were included in the 2009 results, with no similar expenses incurred during 2010, and the contract consultants hired as permanent employees, as discussed above. Loan administration and processing expenses decreased $98,000 to $41,000 for the quarter ended September 30, 2010 compared to $139,000 for the quarter ended September 30, 2009 due to a decrease in appraisal expenses pertaining to maturing loans.
For the nine months ended September 30, 2010, noninterest expenses increased $2.3 million, or 11%, to $23.6 million from $21.3 million for the same period in 2009. Bancorp incurred $1.8 million in other real estate operations expenses compared to $135,000 for the same period last year. Salaries and benefits increased $881,000 to $9.7 million; professional and other outside services decreased $551,000 to $2.5 million; and loan administration and processing expenses decreased $190,000 to $218,000 for the same period in 2009. The reasons for these variances are the same as those cited above. Regulatory assessment fees increased $209,000 to $2.1 million from $1.9 million due to higher assessment rates charged; data processing expenses increased $107,000 due to additional expenses incurred from core provider for various projects; insurance expenses increased $101,000 to $599,000 due to the increased level of forced placed insurance policies for non-performing assets.

Liquidity
Bancorp’s liquidity ratio was 20% at both September 30, 2010 and September 30, 2009. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.
Capital
The following table illustrates Bancorp’s regulatory capital ratios at September 30, 2010 and December 31, 2009 respectively:

	September 30, 2010	December 31, 2009
Tier 1 Leverage Capital	3.92%	4.72%
Tier 1 Risk-based Capital	6.32%	7.22%
Total Risk-based Capital	7.73%	8.58%
The following table illustrates the Bank’s regulatory capital ratios at September 30, 2010 and December 31, 2009 respectively:

	September 30, 2010	December 31, 2009
Tier 1 Leverage Capital	3.96%	4.72%
Tier 1 Risk-based Capital	6.39%	7.22%
Total Risk-based Capital	7.78%	8.58%

Management continuously assesses the adequacy of the Bank’s capital. As reported in Part II, Item 1 of this quarterly report, on December 16, 2009, Bancorp and the Bank entered into a Securities Purchase Agreement (the “SPA”) with PNBK Holdings, LLC (“Holdings”), a newly formed Delaware entity created to be an investment vehicle for an investor group led by Michael A. Carrazza, pursuant to which Holdings had the right to purchase shares of Bancorp common stock. On October 15, 2010, the transaction was consummated, and Holdings purchased 33,600,000 shares of Bancorp common stock for $50,400,000. As a result of the issuance and sale of the shares to Holdings, Bancorp experienced a change in control. The shares purchased by Holdings represent approximately 87.6% of the issued and outstanding shares of Bancorp’s common stock. As a result of the sale of the shares to Holdings and pursuant to the terms of the SPA, Michael A. Carrazza became Chairman of the Board of Bancorp, certain officers and directors of Bancorp resigned and certain individuals were elected to be officers and directors of Bancorp, all as specified in Bancorp’s Current Report on Form 8-K dated October 20, 2010. On October 27, 2010, Bank received notification from the OCC that it is now considered to be well-capitalized.
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

The table below sets forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases. The analyses indicate the rate risk embedded in Bancorp’s portfolio at the dates indicated should all interest rates instantaneously rise or fall. The results of these changes are added to or subtracted from the base case; however, there are certain limitations to these types of analyses. Rate changes are rarely instantaneous and these analyses may also overstate the impact of short-term repricings. As a result of the historically low interest rate environment, the calculated effects of the 100 and 200 basis point downward shocks cannot absolutely reflect the risk to earnings and equity since the interest rates on certain balance sheet items have approached their minimums, and, therefore, it is not possible for the analyses to fully measure the entire impact of these downward shocks.
Net Interest Income and Economic Value
Summary Performance

September 30, 2010
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	25,553	32	0.13%	26,632	(1,965)	-6.87%
+ 100	25,497	(24)	-0.09%	27,721	(876)	-3.06%
BASE	25,521			28,597
- 100	26,075	554	2.17%	29,519	922	3.23%
- 200	25,121	(400)	-1.57%	32,702	4,105	14.36%

December 31, 2009
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	20,750	925	4.67%	49,704	(4,872)	-8.93%
+ 100	20,113	288	1.45%	51,762	(2,814)	-5.16%
BASE	19,825			54,576
- 100	20,557	732	3.69%	54,945	369	0.68%
- 200	20,841	1,016	5.12%	50,525	(4,051)	-7.42%

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
There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II — OTHER INFORMATION.
Item 1: Legal Proceedings
Except as noted below, neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.
Reference is hereby made to the description of the Connecticut Litigation, as described in Note 11, Contingencies. On October 27, 2010, the Connecticut Litigation was withdrawn with prejudice.
Item 1A: Risk Factors
During the three months ended September 30, 2010, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6: Exhibits

No.		Description

2
Agreement and Plan of Reorganization dated as of June 28, 1999 between Bancorp and the Bank (incorporated by reference to Exhibit 2 to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3	(i)	Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3	(i)(A)
Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

3	(i)(B)
Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006 (commission File No. 000-29599)).

3	(i)(C)
Certificate of Amendment to the Certificate of Incorporation of Patriot National Bancorp, Inc., filed with the Secretary of State of the State of Connecticut on October 6, 2010 (incorporated by reference to Exhibit 3.1 to Bancorp’s Current Report on Form 8-K dated October 20, 2010 (Commission File No. 000- 29599)).

3	(i)(D)
Registration Rights Agreement, dated as of October 15, 2010, by and between Patriot National Bancorp, Inc. and PNBK Holdings LLC (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated October 20, 2010 (Commission File No. 000-29599)).

3	(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3.2 to Bancorp’s Current Report on Form 8-K dated December 26, 2007 (Commission File No. 1-32007))

No.		Description

10	(a)(1)
2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

10	(a)(3)
Employment Agreement, dated as of October 23, 2000, as amended by a First Amendment, dated as of March 21, 2001, among the Bank, Bancorp and Charles F. Howell (incorporated by reference to Exhibit 10(a)(4) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 000-29599)).

10	(a)(4)
Change of Control Agreement, dated as of January 1, 2007 among Angelo De Caro, and Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(4) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10	(a)(5)
Employment Agreement dated as of January 1, 2008 among Patriot National Bank, Bancorp and Robert F. O’Connell (incorporated by reference to Exhibit 10(a)(5) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 000-29599)).

10	(a)(6)
Change of Control Agreement, dated as of January 1, 2007 among Robert F. O’Connell, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(6) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10	(a)(9)
License agreement dated July 1, 2003 between Patriot National Bank and L. Morris Glucksman (incorporated by reference to Exhibit 10(a)(9) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599))

10	(a)(10)
Employment Agreement dated as of January 1, 2007 among Patriot National Bank, Bancorp and Charles F. Howell (incorporated by reference to Exhibit 10(a)(10) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

No.		Description

10	(a)(11)
Change of Control Agreement, dated as of January 1, 2007 among Charles F. Howell, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(11) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10	(a)(12)	2005 Director Stock Award Plan (incorporated by reference to Exhibit 10(a)(12) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000 - 295999)).

10	(a)(13)
Change of Control Agreement, dated as of January 1, 2007 between Martin G. Noble and Patriot National Bank (incorporated by reference to Exhibit 10(a)(13) to Bancorp’s Annual Report on Form 10-K for the year ended December  31, 2006 (Commission File No. 000-29599)).

10	(a)(14)
Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(14) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10	(a)(15)
Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to Bancorp’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

10	(a)(16)
Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 10-K dated December 17, 2009).

10	(a)(17)	First Amendment to Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of May 3, 2010.

10	(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

No.		Description

14		Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10 - KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

21		Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31	(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certifications

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
November 9, 2010