Form 10-K
period 2010-12-31
PATRIOT NATIONAL BANCORP INC
filed 2011-03-23
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-29599
PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization) 900 Bedford Street	06-1559137 (IRS Employer Identification Number)
Stamford, Connecticut (Address of principal executive offices)	06901 (Zip Code)
Registrant’s telephone number, including area code: (203) 324-7500
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share
Indicate by check mark if the registrant in a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
Aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2010 based on the last sale price as reported on the NASDAQ Global Market: $6,415,115.
Number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of February 28, 2011: 38,362,727.
Documents Incorporated by Reference
Proxy Statement for 2010 Annual Meeting of Shareholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)
Incorporated into Part III of this Form 10-K.

Patriot National Bancorp, Inc.
2010 Form 10-K Annual Report

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995
Certain statements contained in Bancorp’s public reports, including this report, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of repricing of Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the Bank and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the state of the economy and real estate values in Bancorp’s market areas, and the consequent affect on the quality of Bancorp’s loans, (8) recent governmental initiatives are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums may adversely affect the Company; (10) the state of the economy in the greater New York metropolitan area and its particular effect on the Company’s customers, vendors and communities and other such factors, including risk factors, as may be described in Bancorp’s other filings with the SEC.
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
General
Patriot National Bancorp, Inc. (“Bancorp or Company”), a Connecticut corporation, was organized in 1999 for the purpose of becoming a one-bank holding company (the “Reorganization”) for Patriot National Bank, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the “Bank”). Following receipt of regulatory and shareholder approvals, the Reorganization became effective as of the opening of business on December 1, 1999. Upon consummation of the Reorganization, each outstanding share of Common Stock, par value $2.00 per share, of the Bank (“Bank Common Stock”), was converted into the right to receive one share of Common Stock, par value $2.00 per share, of Bancorp (“Bancorp Common Stock”), and each outstanding option or warrant to purchase Bank Common Stock became an option or warrant to purchase an equal number of shares of Bancorp Common Stock.
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
On April 1, 2008, the Bank acquired a 20% interest in a de novo insurance agency. The impact on the Bank’s operations in 2008, 2009 and 2010 has been minimal.
On October 15, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), the Company issued and sold to PNBK Holdings LLC (“Holdings”), an investment limited liability company controlled by Michael Carrazza, 33,600,000 shares of its common stock at a purchase price of $1.50 per share for an aggregate purchase price of $50,400,000. The shares sold to Holdings represent 87.6% of the Company’s currently issued and outstanding common stock. The par value of the common stock changed to $0.01 per share. Also in connection with that sale, certain directors and officers of both the Company and the Bank resigned and were replaced with nominees of Holdings and Michael Carrazza became Chairman of the Board of the Company.

Pursuant to the Securities Purchase Agreement, the Company may pay one or more special stock dividends (a “Special Dividend”) to stockholders in the form of Company common stock. The amount of that Special Dividend would be based upon the net recoveries received by the Bank during the period beginning after June 30, 2009 and ending on June 30, 2011 from the charged off portion of loans on the Bank’s books on or prior to June 30, 2009, and would be determined by cash collections of those loans during that period, net of all fees and expenses. As of December 31, 2010, the majority of loans related to the Special Dividend have been resolved and net recoveries have not materialized to a level beyond the costs of administering the Special Dividend at this time. Accordingly, the Company will evaluate the total amount of net recoveries as of June 30, 2011 and determine if, in the aggregate, net recoveries, if any, are material to consider the Special Dividend at such time. Payment of the Special Dividend, if any, is also subject to consent from the Bancorp’s regulators.
The Special Dividend, if paid, would be paid to stockholders of record of the Company (excluding Holdings) on a record date established by the Board of Directors of the Company. The amount of the Special Dividend would equal the first $1,000,000 of net recoveries plus 50% of the net recoveries in excess of $1,000,000. The Special Dividend would be paid in shares of common stock valued at the greater of $1.50 or 75% of the Company’s book value per share on the last day of the calendar quarter in which the recovery was realized.
As of the date hereof, the only business of Bancorp is its ownership of all of the issued and outstanding capital stock of the Bank and the Trust. Except as specifically noted otherwise herein, the balance of the description of Bancorp’s business is a description of the Bank’s business.
Commercial Banking
The Bank conducts business at its main office located at 900 Bedford Street in Stamford, Connecticut and at other Connecticut branch offices located in Darien, Fairfield, Greenwich, Milford, Norwalk, Old Greenwich, Stamford, Southport, Stratford, Trumbull, Westport and Wilton.
In New York State, the Bank conducts business at branch offices located at: 45 West End Avenue in New York City, 432 Old Post Road in Bedford and 495 Central Park Avenue in Scarsdale. The Bank also operates a loan origination office at 1177 Summer Street in Stamford, Connecticut.
The Bank offers a broad range of consumer and commercial banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses and professionals. The Bank offers consumer and commercial deposit accounts that include: checking accounts, interest-bearing “NOW” accounts, insured money market accounts, time certificates of deposit, savings accounts, IRAs (Individual Retirement Accounts) and HSAs (Health Savings Accounts). Other services include internet banking, bill paying, remote deposit capture, debit cards, money orders, traveler’s checks and ATMs (automated teller machines). The Bank is a member of CDARS (Certificates of Deposit Account Registry Service) whereby customers can obtain complete FDIC insurance coverage by placing large deposits into smaller-denomination CDs in multiple institutions. The single bank FDIC limits have been permanently increased to $250,000 per eligible account. In addition, the Bank may in the future offer other financial services.

The Bank offers commercial loans to small and medium-sized businesses including secured and unsecured loans to service companies, real estate developers, manufacturers, restaurants, wholesalers, retailers and professionals doing business in the region. Other personal loans include lines of credit, installment loans, overdraft protection and credit cards. Real estate loans made to individuals include home mortgages, home improvement loans, bridge loans and home equity loans and lines of credit. Other loans offered include commercial real estate and construction loans to area businesses and developers. In addition to offering residential real estate mortgage loans for its own portfolio, the Bank also solicits and processes mortgage loan applications from consumers on behalf of permanent investors and originates loans for sale to generate fee income.
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

In the normal course of business and subject to applicable government regulations, the Bank invests a portion of its assets in investment securities, which may include certain debt and equity securities, including government securities. An objective of the Bank’s investment policy is to maintain a balance of high quality diversified investments to minimize risk while limiting its exposure to interest rate movements and credit risk, as well as maintaining adequate levels of liquidity. The Bank’s investment portfolio is comprised primarily of government agency issues.
The Bank’s employees perform most routine day-to-day banking transactions at the Bank. The Bank has entered into a number of arrangements with third parties for banking services such as correspondent banking, check clearing, data processing services, credit card processing and armored car carrier service.
The cities of Stamford and Norwalk and the towns of Greenwich, Wilton, Darien, Southport, Milford, Fairfield, Trumbull, Westport and Stratford are presently served by over 284 branches of commercial and savings banks along with 22 in the New York towns of Bedford and Scarsdale. Most of these branches are offices of banks, which have headquarters outside of the states or areas served by the Bank or are subsidiaries of bank or financial holding companies whose headquarters are outside of the areas served by the Bank. In addition to banks with branches in the same areas as the Bank, there are numerous banks and financial institutions serving the communities surrounding these areas, which also draw customers from the cities and towns mentioned above and pose significant competition to the Bank for deposits and loans. Many of those banks and financial institutions are well established and well capitalized.
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

Bancorp is subject to capital adequacy rules and guidelines issued by the OCC, the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”), and the Bank is subject to capital adequacy rules and guidelines issued by the OCC. These substantially identical rules and guidelines require Bancorp to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, the Federal regulatory agencies are required to implement and enforce these rules in a stringent manner. Bancorp is also subject to applicable provisions of Connecticut law insofar as they do not conflict with, or are not otherwise preempted by Federal banking law.
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
Emergency Economic Stabilization Act of 2008
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act (“EESA”) which includes the Troubled Asset Relief Program (“TARP”). The legislation was in response to the financial crises affecting the banking system and financial markets. The TARP gave the United States Department of the Treasury (the “Treasury”) authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in the capital markets. This was initially done by infusing billions of dollars into financial and insurance institutions as well as U.S. automakers. Since 2008, the U.S. Department of the Treasury has established several programs under the TARP, including the Financial Stability Program, to further stabilize the financial system, restore the flow of credit to consumers and businesses and tackle the foreclosure crisis to keep millions of Americans in their homes. Since this program began, many banks, large and small have accessed the program. However, due to constraints attendant to participation, many banks have repaid capital received from the government. The Bank did not participate in the TARP program, which is now closed to new entrants.
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

Patriot National Bank participated in the FDIC Transaction Account Guarantee Program which guaranteed full coverage on certain noninterest-bearing deposit transaction accounts, such as business accounts, until the expiration date of the program on December 31, 2010. Effective December 31, 2010 through December 31, 2012, The Board of Directors of the FDIC implemented a new final rule under section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides temporary unlimited coverage in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general rules. The term “noninterest-bearing transaction account” includes a traditional checking account or demand deposit account on which the Bank pays no interest. It also includes Interest on Lawyer Trust Accounts (“IOLTAs”). It does not include other accounts, such as Traditional checking or demand deposit accounts that may earn interest, NOW accounts or money market deposit accounts. Bancorp did not participate in the Debt Guarantee portion of the TLGP.
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
Regulation E, Electronic Fund Transfers
The Board of Governors of the FRB amended Regulation E, Electronic Fund Transfers. The final rules, announced November 12, 2009, prohibit affected financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The mandatory compliance date was July 1, 2010.
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
In February 2009 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency. Under the terms of the Agreement, the Bank has appointed a Compliance Committee of outside directors and the Chief Executive Officer. The Committee must report quarterly to the Board of Directors and to the OCC on the Bank’s progress in complying with the Agreement. The Agreement requires the Bank to review, adopt and implement a number of policies and programs related to credit and operational issues. The Agreement further provides for certain asset growth restrictions for a limited period of time together with limitations on the acceptance of certain brokered deposits and the extension of credit to borrowers whose loans are criticized. The Bank may pay dividends during the term of the Agreement only with prior written permission from the OCC. The Agreement also requires that the Bank develop and implement a three-year capital plan. The Bank has taken or put into process many of the steps required by the Agreement, and does not anticipate that the restrictions included within the Agreement will impair its current business plan.
In June 2010 the company entered into a formal written agreement (the “Reserve Bank Agreement”) with the Federal Reserve Bank of New York (the “Reserve Bank”). Under the terms of the Reserve Bank Agreement, the Board of Directors of the Company are required to take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank including taking steps to insure that the Bank complies with the Agreement with the OCC. The Reserve Bank Agreement requires the Company to submit, adopt and implement a capital plan that is acceptable to the Reserve Bank. The Company must also report to the Reserve Bank quarterly on the Company’s progress in complying with the Reserve Bank Agreement. The Agreement further provides for certain restrictions on the payment or receipt of dividends, distributions of interest or principal on subordinate debentures or trust preferred securities and the Company’s ability to incur debt or to purchase or redeem its stock without the prior written approval of the Reserve Bank. The Company has taken or put into process many of the steps required by the Reserve Bank Agreement, and does not anticipate that the restrictions included within the Reserve Bank Agreement will impair its current business plan.

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
Employees
As of December 31, 2010, Bancorp had 148 full-time employees and 9 part-time employees. None of the employees of Bancorp is covered by a collective bargaining agreement.

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
The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. A significant portion of Bancorp’s total loan portfolio is secured by real estate located in Fairfield County, Connecticut and Westchester, County New York, areas historically of high affluence that have been materially impacted by the financial troubles experienced by large financial service companies on Wall Street and other companies in recent years. Credit markets have become tight and underwriting standards more stringent, and the inability of purchasers of real estate to obtain financing will continue to impact the real estate market. Therefore, these loans may be subject to changes in grade, classification, accrual status, foreclosure, or loss which could have an effect on the adequacy of the allowance for loan losses.
Bancorp’s business is subject to various lending and other economic risks that could adversely impact Bancorp’s results of operations and financial condition.
Changes in economic conditions, particularly a continued economic slowdown in Fairfield County, Connecticut and the New York metropolitan area, could hurt Bancorp’s financial performance. A further deterioration in economic conditions, in particular an economic slowdown within Fairfield County, Connecticut and/or the New York metropolitan area, could result in the following consequences, any of which may hurt the business of Bancorp materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Bank’s products and services may decline; and assets and collateral associated with the Bank’s loans, especially real estate, may decline in value, thereby reducing a customer’s borrowing power. During the years 2007 through 2009, the general economic conditions and specific business conditions in the United States including Fairfield County, Connecticut deteriorated resulting in increases in loan delinquencies, problem assets and foreclosures and declines in the value and collateral associated with the Bank’s loans. During 2010, the economic climate improved marginally resulting in decreases in the Bank’s non-performing assets. A prolonged period of economic recession or worsening of these adverse economic conditions may have a materially adverse effect on our results of operations and financial condition.

Bancorp is Subject to a Formal Agreement with the OCC and the Federal Reserve Bank of New York.
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
In June 2010 the Company entered into a formal written agreement (the “Reserve Bank Agreement”) with the Federal Reserve Bank of New York (the “Reserve Bank”). Under the terms of the Reserve Bank Agreement, the Board of Directors of the Company are required to take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank including taking steps to insure that the Bank complies with the agreement with the OCC. The Reserve Bank Agreement requires the Company to submit, adopt and implement a capital plan that is acceptable to the Reserve Bank. The Company must also report to the Reserve Bank quarterly on the Company’s progress in complying with the Reserve Bank Agreement. The Agreement further provides for certain restrictions on the payment or receipt of dividends, distributions of interest or principal on subordinate debentures or trust preferred securities and the Company’s ability to incur debt or to purchase or redeem its stock without the prior written approval of the Reserve Bank. The Company has taken or put into process many of the steps required by the Reserve Bank Agreement, and does not anticipate that the restrictions included within the Reserve Bank Agreement will impair its current business plan.
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

The recent adverse changes in economic and market conditions in the Bank’s market areas increase the risk that the allowance will become inadequate if borrowers continue to experience economic and other conditions adverse to their incomes and businesses. Maintaining the adequacy of the Bank’s allowance for loan losses may require that the Bank make significant and unanticipated increases in the provision for loan losses, which would materially affect the results of operations and capital adequacy. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control and these losses may exceed current estimates. The current economic environment is uncertain and may result in additional risk of loan losses.
Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and assess the adequacy of the allowance for loan losses. The regulatory agencies may require us to change classifications or grades on loans, increase the allowance for loan losses with additional provisions for loan losses and to recognize further loan charge-offs based upon their judgments, which may differ from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition. During 2008 and 2009, the Bank significantly increased its allowance for loan losses based on management’s evaluation of the current economic crisis and its impact on the real estate market in the Bank’s market area. During 2010, the Bank’s allowance for loan losses remained comparatively constant based on management’s current assessment. While management believes that the allowance for loan losses is currently adequate to cover inherent losses, further loan deterioration could occur and therefore management cannot assure shareholders that there will not be a need to increase the allowance for loan losses or that the regulators will not require management to increase this allowance. Either of these occurrences could materially and adversely affect Bancorp’s earnings and profitability.
Bancorp is subject to certain risks with respect to liquidity.
“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities, and to satisfy the withdrawal of deposits by our customers.
Our primary sources of liquidity are the deposits we acquire organically through our branch network, borrowed funds, primarily in the form of wholesale borrowings; the cash flows generated through the repayment of loans and securities; and the cash flows from the sale of loans and securities. In addition, and depending on current market conditions, we may have the ability to access the capital markets from time to time.
Deposit flows, calls of investment securities and wholesale borrowings, and prepayments of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets we serve. Furthermore, changes to the underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. A decline in available funding could adversely impact our ability to originate loans, invest in securities, and meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

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

Bancorp is dependent on its management team and the loss of its senior executive officers or other key employees could impair its relationship with its customers and adversely affect its business and financial results.
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
We are subject to environmental liability risk associated with our lending activities.
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on, and take title to, properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. In addition, we own and operate certain properties that may be subject to similar environmental liability risks.
Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures requiring the performance of an environmental site assessment before initiating any foreclosure action on real property, these assessments may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our business may be adversely impacted by acts of war or terrorism.
Acts of war or terrorism could have a significant adverse impact on our ability to conduct our business. Such events could affect the ability of our borrowers to repay their loans, could impair the value of the collateral securing our loans, and could cause significant property damage, thus increasing our expenses and/or reducing our revenues. In addition, such events could affect the ability of our depositors to maintain their deposits with the Bank. Although we have established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business which, in turn, could have a material adverse effect on our financial condition and results of operations.
We rely on the dividends we receive from our subsidiary.
Bancorp is a separate and distinct legal entity from the Bank, and all of the revenues Bancorp receives consist of dividends from the Bank. These dividends are the primary funding source for the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. If the Bank is unable to pay dividends to Bancorp, we may not be able to pay our obligations. The inability to receive dividends from the Bank could therefore have a material adverse effect on our business, our financial condition, and our results of operations, as well as our ability to maintain or increase the current level of cash dividends paid to our shareholders. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. The deferral in the fourth quarter of 2010 represented the seventh consecutive quarter of deferral. The Company continues to accrue and charge interest to operations. The Company may only defer the payment of interest for 20 consecutive quarters, until March 2014, and all accrued interest must be paid prior to or at completion of the deferral period.
The price of our common stock may fluctuate.
The market price of our common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects. Among other factors, these risks may be affected by:
•	operating results that vary from the expectations of our management or of securities analysts and investors;
•	developments in our business or in the financial services sector generally;
•	regulatory or legislative changes affecting our industry generally or our business and operations;
•	operating and securities price performance of companies that investors consider to be comparable to us;
•	changes in estimates or recommendations by securities analysts or rating agencies;
•	announcements of strategic developments, acquisitions, dispositions, financings, and other material events by us or our competitors; and
•	changes or volatility in global financial markets and economies, general market conditions, interest or foreign exchange rates, stock, commodity, credit, or asset valuations.

Furthermore, given recent and ongoing market and economic conditions, the market price of our common stock may be subject to further significant market fluctuations. The recession that began in the second half of 2007 has continued to have an adverse impact on real estate values; in addition, foreclosure filings are increasing and unemployment remains atypically high. These factors have negatively affected the credit performance of mortgage and other loans, and resulted in significant write-downs of asset values by financial institutions. The resulting economic pressure on property owners and other borrowers, and the lack of confidence in the financial markets in general, has adversely affected, and may continue to adversely affect, our business and results of operations.
In addition, stock markets around the world have experienced significant price and trading volume volatility, with shares of financial services firms being adversely impacted, in particular. While the U.S. and other governments continue to take action to restore confidence in the financial markets and to promote job creation and economic growth, continued or further market and economic turmoil could occur in the near or long term, which could negatively affect our business, financial condition and results of operations, and volatility in the price and trading volume of our common stock.
Difficult market conditions have adversely affected Bancorp’s industry.
Bancorp is exposed to downturns in the U.S. economy, and particularly the local markets in which it operates in Connecticut and New York. Declines in the housing market with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored enterprises as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and the tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and generally widespread reductions in business activity. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected Bancorp’s business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions. In particular:
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
We may be required to pay significantly higher FDIC premiums, special assessments, or taxes that could adversely affect our earnings.
Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect our earnings. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the higher levels imposed in 2010. These increases and any future increases or required prepayments in FDIC insurance premiums or taxes may materially adversely affect our results of operations.
We are subject to risks associated with taxation.
The amount of income taxes we are required to pay on our earnings is based on federal and state legislation and regulations. We provide for current and deferred taxes in our financial statements, based on our results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit, and application of financial accounting standards. We may take tax return filing positions for which the final determination of tax is uncertain. Our net income and earnings per share may be reduced if a federal, state, or local authority assesses additional taxes that have not been provided for in our consolidated financial statements. There can be no assurance that we will achieve our anticipated effective tax rate either due to a change to tax law, a change in regulatory or judicial guidance, or an audit assessment which denies previously recognized tax benefits.
Risks associated with changes in technology.
Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so on our part could have a material adverse impact on our business and therefore on our financial condition and results of operations.

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
Bancorp is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency as the Bank’s chartering authority, by the FDIC, as insurer of its deposits, and by the Federal Reserve Board as regulator of Bancorp. Changes in state and federal banking laws and regulations or in federal monetary policies could adversely affect the Bank’s ability to maintain profitability and continue to grow and, in light of recent economic conditions, such changes are expected but cannot be predicted. For example, new legislation or regulation could limit the manner in which Bancorp may conduct its business, including the Bank’s ability to obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. One proposal that was passed implemented a new federal agency devoted to the rights of consumers that would regulate banks on a parallel track with banking regulatory authorities. The laws, regulations, interpretations and enforcement policies that apply to Bancorp have been subject to significant, and sometimes retroactively applied, changes in recent years, and are likely to change significantly in the future.
Legislation proposing significant structural reforms to the financial services industry considered in the U.S. Congress, including, among other things, has created the Consumer Financial Protection Agency, which gives broad authority to regulate financial service providers and financial products. In addition, the Federal Reserve Bank has passed guidance on incentive compensation at the banking organizations it regulates and the United States Department of the Treasury and the federal banking regulators have issued statements calling for higher capital and liquidity requirements for banking organizations. Complying with any new legislative or regulatory requirements, and any programs established thereunder by federal and state governments to address the current economic crisis, could have an adverse impact on our results of operations and our ability to fill positions with the most qualified candidates available.

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
None.

Item 2.	Properties
Patriot National Bancorp Inc.’s corporate headquarters and main branch banking office is located at 900 Bedford Street in Stamford, Connecticut. The building is leased by the Bank, as are its eighteen other branch banking offices, one loan origination office and additional administrative and operational office space. The Bank also leases space at its main office for additional parking. Lease commencement dates for office locations range from April 2003 to May 2008 and lease expiration dates fall between August 2011 and January 2022. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods.
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
On October 9, 2009, a complaint captioned PNBK Holdings LLC v. Patriot National Bancorp, Inc. and Patriot National Bank was filed in the United States District Court, Southern District of New York (the “Federal Litigation”). PNBK Holdings LLC is a Delaware entity formed as the investment vehicle for an investor group led by Michael A. Carrazza (collectively, “Carrazza”). Carrazza also filed a complaint with the State of Connecticut Superior Court — Stamford Judicial District on October 9, 2009 captioned PNBK Holdings LLC and Michael A. Carrazza v. Patriot National Bancorp, Inc. and Patriot National Bank (the “Connecticut Litigation”). The complaint filed by Carrazza alleged, among other things, breach of the Letter of Intent, including a breach by Bancorp of the Letter of Intent’s exclusivity provision and Bancorp’s failure to enter into a definitive Securities Purchase Agreement (“SPA”). On December 16, 2009, Bancorp and Carrazza executed the SPA. As part of the execution of the SPA, the Federal Litigation was withdrawn with prejudice and the Connecticut Litigation was held in abeyance, pending the closing of the transaction. On October 15, 2010, the transaction closed and, as a result, the Connecticut Litigation was subsequently withdrawn. There are no outstanding claims or liabilities relating to these proceedings.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Bancorp Common Stock is traded on the NASDAQ Global Market under the Symbol “PNBK.” On December 31, 2010, the last sale price for Bancorp Common Stock on the NASDAQ Global Market was $2.10.
The following table sets forth the high and low sales price and dividends per share of Bancorp Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Global Market.

	2010			2009
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$2.15	$1.41	$—	$7.74	$2.13	$—
June 30	3.00	1.50	—	5.04	2.04	—
September 30	2.45	1.56	—	4.50	1.85	—
December 31	2.40	1.85	—	2.45	1.40	—
Holders
There were approximately 587 shareholders of record of Bancorp Common Stock as of December 31, 2010. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
Dividends
Bancorp’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to Bancorp. Pursuant to the February 9, 2009 Agreement between the Bank and the Office of the Comptroller of the Currency, the Bank can pay dividends to Bancorp only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to Bancorp in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of December 31, 2010, the Bank had no retained earnings available for distribution to Bancorp as dividends. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements. The Federal Reserve Bank has imposed further dividend restrictions on Bancorp.

Recent Sales of Unregistered Securities
During the fourth quarter of 2010, Bancorp did not have any sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the fourth quarter of 2010 there were no shares of Bancorp stock repurchased through the Stock Repurchase Program. For additional information regarding the Company’s stock repurchase program, see Note 13 to the Consolidated Financial Statements.
Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2010, Bancorp did not have any securities authorized for issuance under equity compensation plans.

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

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Patriot National Bancorp, Inc	100.00	143.75	86.79	37.23	8.42	11.41
S & P 500	100.00	117.03	121.16	74.53	92.01	103.77
NASDAQ Bank Index	100.00	106.20	82.76	62.96	51.31	57.41

Item 6.	Selected Financial Data

	At or for the year ended December 31,
	2010	2009	2008	2007	2006

Operating Data:

Interest and dividend income	$35,608,891	$42,968,080	$55,750,246	$51,862,157	$38,009,526
Interest expense	13,474,543	24,359,828	28,539,067	27,767,310	18,069,648
Net interest income	22,134,348	18,608,252	27,211,179	24,094,847	19,939,878
Provision for loan losses	7,714,000	13,089,000	11,289,772	75,000	1,040,000
Non-interest income (loss)	2,354,240	2,946,480	(149,108)	2,233,915	2,359,149
Non-interest expense	31,948,533	30,131,588	25,947,905	22,038,836	17,576,872
Provision (benefit) for income taxes	225,000	2,213,750	(3,064,000)	1,537,000	1,267,000
Net (loss) income	(15,398,945)	(23,879,606)	(7,111,606)	2,677,926	2,415,155

Per Share Data:

Basic (loss) income per share	(1.30)	(5.02)	(1.50)	0.56	0.67
Diluted (loss) income per share	(1.30)	(5.02)	(1.50)	0.56	0.66
Dividends per share	—	—	0.180	0.180	0.175

Balance Sheet Data:

Cash and due from banks	136,324,258	97,535,593	4,286,233	2,760,246	3,868,670
Federal funds sold	10,000,000	10,000,000	20,000,000	11,000,000	27,000,000
Short-term investments	453,400	263,839	316,518	251,668	24,605,869
Investment securities	49,765,000	55,177,931	58,401,177	71,857,840	70,222,035
Loans, net	534,531,213	645,205,943	788,568,687	685,885,990	506,884,155
Total assets	784,324,854	866,416,921	913,358,978	807,530,254	645,982,795
Total deposits	646,808,829	761,334,292	784,821,351	672,399,409	561,451,664
Total borrowings	65,248,000	65,248,000	65,248,000	62,748,000	16,248,000
Total shareholders’ equity	67,172,188	35,861,310	58,774,144	66,835,367	64,283,345

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Critical Accounting Policies
Bancorp’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in this 2010 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the analysis and valuation of its investment securities, and the valuation of deferred tax assets, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain.
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
The allowance consists of allocated and general components. The allocated component relates to loans that are considered impaired. For such impaired loans, an allowance is established when the discounted cash flows (or collateral value if the loan is collateral dependent or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data. In addition, a risk rating system is utilized to evaluate the general component of the allowance for loan losses. Under this system, management assigns risk ratings between one and nine to commercial and industrial loans, construction loans and commercial real estate loans. Risk ratings are assigned based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the Loan Committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and the Loan Committee.

The Company provides for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles. The allowance for loan losses consists primarily of the following two components:
(1)
Allowances are established for impaired loans (generally defined by the Company as non-accrual loans). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value, and loans classified as troubled debt restructurings less estimated costs to sell, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below.

(2)
General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and internal risk ratings. Management applies an estimated loss rate to each loan group. The loss rates applied are based on the Company’s cumulative prior three year loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be more or less than the allowance for loan losses management has established, which could have an effect on the Company’s financial results.

The adjustments to the Company’s loss experience are based on Management’s evaluation of several environmental factors, including:
•
Changes in local, regional, national and international economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of the loans;
•	Changes in the experience, ability, and depth of lending management and other relevant staff;
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•	Changes in the quality of the loan review system;
•	Changes in the value of the underlying collateral for collateral-dependent loans;
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the OCC and FDIC for institutions both in the Company’s market area and nationally for periods that are believed to have experienced similar economic conditions.
In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by the Company’s Board of Directors. For loans in excess of $2.5 million, the appraisal is subject to review by an independent third party hired by the Company. Management reviews and inspects properties before disbursement of funds during the term of a construction loan. Generally, Management obtains updated appraisals when a loan is deemed impaired and if a construction loan, within 120 days prior to the scheduled maturity date. These appraisals may be more limited than those prepared for the underwriting of a new loan. All appraisals are also reviewed internally by the internal loan review function.
Management evaluates the allowance for loan losses based on the combined total of the impaired and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses. Conversely, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses.
Each quarter management evaluates the allowance for loan losses and adjust the allowance as appropriate through a provision for loan losses. While the Company uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses. The OCC may require the Company to adjust the allowance based on their analysis of information available to them at the time of their examination.
Fair Value Measurements
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
Management has made the determination that none of the Bank’s investment securities are other-than-temporarily impaired at December 31, 2010, and no impairment charges were recorded during the year ended December 31, 2010.

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
The periods subject to examination for the Company’s Federal returns are the tax years 2005 through 2010. The periods subject to examination for the Company’s significant state return, which is Connecticut, are the tax years 2007 through 2010. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded.
The Company’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.
Recent Economic Developments
There have been significant and historical disruptions in the financial system during the past few years and many lenders and financial institutions have reduced or ceased to provide funding to borrowers, including other lending institutions. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets.
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
The EESA includes a permanent provision in the amount of deposits insured by the FDIC to $250,000. On November 21, 2008, the FDIC adopted the Final Rule implementing the Temporary Liquidity Guarantee Program (“TLGP”) inaugurated October 14, 2008. The TLGP consists of two basic components: (1) the Debt Guarantee Program which guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies and (2) the Transaction Account Guarantee Program which guarantees certain non-interest bearing deposit transaction accounts, such as business payroll accounts, regardless of dollar amount. The purpose of the TLGP was to provide an initiative to counter the system wide crisis in the nation’s financial sector by promoting financial stability by preserving confidence in the banking system and encourages liquidity in order to ease lending to creditworthy business and consumers.
Patriot National Bank participated in the FDIC Transaction Account Guarantee Program which guaranteed full coverage on certain noninterest-bearing deposit transaction accounts, such as business accounts, until the expiration date of the program on December 31, 2010. Effective December 31, 2010 through December 31, 2012, The Board of Directors of the FDIC implemented a new final rule under section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides temporary unlimited coverage in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general rules. The term “noninterest-bearing transaction account” includes a traditional checking account or demand deposit account on which the Bank pays no interest. It also includes Interest on Lawyer Trust Accounts (“IOLTAs”). It does not include other accounts, such as Traditional checking or demand deposit accounts that may earn interest, NOW accounts or money market deposit accounts. The Company did not participate in the Debt Guarantee portion of the TLGP.
Summary
In a year of continued economic slowdown and financial disruption, Bancorp reported a net loss of $15.4 million ($1.30 loss per share) for 2010 compared to a net loss of $23.9 million ($5.02 loss per share) for 2009. This is primarily the result of an 19% increase in the net interest income and a $5.4 million decrease in the loan loss provision. Total assets ended the year at $784.3 million, which represents a decrease of $82.1 million. Management strategically planned for a reduction in assets in 2010 to shrink the exposures in certain loan concentrations and to maintain regulatory capital.
Net interest income for the year ended December 31, 2010 increased $3.5 million, or 19%, to $22.1 million as compared to $18.6 million for the year ended December 31, 2009. This is the result of a significant reduction in the cost of funds on deposits, in conjunction with the collection of $1.8 million of interest on past due non-performing loans after scheduled principal payments, if any, have been satisfied.

Total assets decreased by 9% during the year as the loan portfolio decreased $110.7 million from $645.2 million at December 31, 2009 to $534.5 million at December 31, 2010. The available-for-sale securities portfolio decreased by $8.3 million, or 17%, to $40.6 million at December 31, 2010 as compared to $48.8 million at December 31, 2009. Total deposits decreased $114.5 million from $761.3 million at December 31, 2009 to $646.8 million at December 31, 2010. This is reflective of management’s pricing strategy to lower the cost of funds and reduce the reliance on higher cost funding products. FHLB advances are unchanged from December 31, 2009. Shareholders’ equity increased $31.3 million from $35.9 million at December 31, 2009 as compared to $67.2 million at December 31, 2010. This is primarily a result of the capital infusion of $46.2 million less the net loss of $15.4 million.
FINANCIAL CONDITION
Assets
Bancorp’s total assets decreased $82.1 million, or 9%, from $866.4 million at December 31, 2009 to $784.3 million at December 31, 2010 as the Bank reduced its concentration in high risk loan products as construction loans were reduced by $90.6 million. Cash and due from banks increased $38.8 million compared to December 31, 2009. This increase is part of management’s strategy to strengthen the Company’s liquidity position.
Investments
The following table is a summary of Bancorp’s investment portfolio at fair value at December 31 for the years shown.

	2010	2009	2008

U. S. Government Agency obligations	$—	$5,108,500	$10,102,248
U. S. Government Agency mortgage-backed securities	37,471,878	40,503,458	37,998,569
Auction Rate preferred equity securities	3,092,822	3,218,023	3,878,860
Federal Reserve Bank stock	1,192,000	1,839,650	1,913,200
Federal Home Loan Bank stock	4,508,300	4,508,300	4,508,300
Other investments	3,500,000	—	—

Total Investments	$49,765,000	$55,177,931	$58,401,177

Total investments decreased $5.4 million, or 10%, primarily as a result of the $15.0 million in proceeds from calls of government agency obligations, $8.8 million in principal payments on mortgage-backed securities, $0.6 million from proceeds from sales of Federal Reserve Bank stock, which were partially offset by $15.2 million in purchases of government agency bonds and mortgage-backed securities and $3.5 million in purchases of other investments.

The following table presents the maturity distribution of available-for-sale investment securities at December 31, 2010 and the weighted average yield of the amortized cost of such securities. The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. As mortgage-backed securities are not due at a single maturity date, they are included in the “No maturity” category in the following maturity summary.

		Over one	Over five				Weighted
	One year	through	through	Over ten			Average
	or less	five years	ten years	years	No maturity	Total	Yield

U. S. Government Agency mortgage-backed securities	$—	$—	$—	$—	$36,572,430	$36,572,430	3.69%
Money market preferred equity securities	—	—	—	—	1,899,720	1,899,720	4.59%

Total	$—	$—	$—	$—	$38,472,150	$38,472,150	3.73%

Weighted average yield	—	—	—	—	3.73%	3.73%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2010:

	Amortized Cost	Fair Value

Available for sale securities:

U. S. Government Agency mortgage-backed securities	$36,572,430	$37,471,878

Loans
The following table is a summary of Bancorp’s loan portfolio at December 31 for each of the years shown:

	2010	2009	2008	2007	2006

Real Estate
Commercial	$228,842,489	$230,225,306	$262,570,339	$233,121,685	$166,799,341
Residential	187,058,318	195,571,225	170,449,780	110,154,838	91,077,687
Construction	63,889,083	154,457,082	257,117,081	254,296,326	173,840,322
Construction to permanent	10,331,043	15,989,976	35,625,992	37,701,509	29,988,131
Commercial	14,573,790	19,298,505	33,860,527	27,494,531	23,997,640
Consumer home equity	42,884,962	44,309,265	45,022,128	29,154,498	26,933,277
Consumer and overdrafts	1,932,763	1,155,059	993,707	1,270,360	1,251,300

Total loans	549,512,448	661,006,418	805,639,554	693,193,747	513,887,698
Premiums on purchased loans	242,426	131,993	158,072	195,805	292,543
Net deferred costs (fees)	150,440	(138,350)	(981,869)	(1,830,942)	(1,665,654)
Allowance for loan losses	(15,374,101)	(15,794,118)	(16,247,070)	(5,672,620)	(5,630,432)

Loans, net	$534,531,213	$645,205,943	$788,568,687	$685,885,990	$506,884,155

Bancorp’s net loan portfolio decreased $110.7 million, or 17%, to $534.5 million at December 31, 2010 from $645.2 million at December 31, 2009. The decline in the loan portfolio was primarily as a result of a continued moratorium on new construction loans, a contraction of commercial real estate loans and the continued payoff on the remainder of the loan portfolio. Significant decreases in the portfolio include a $90.6 million decrease in construction loans, a $1.4 million decrease in commercial real estate loans, a $5.7 million decrease in construction to permanent loans, a $4.7 million decrease in commercial loans and an $8.5 million decrease in residential real estate loans because of refinances due to a lower rate environment. The decline in the loan portfolio in 2010 reflects the implementation of management’s strategic decision to reduce its concentration in speculative construction and commercial real estate lending. The decline in the portfolio is also reflective of the weakened demand for real estate based financing in Fairfield and New Haven Counties in Connecticut and the metropolitan New York area where the Bank primarily conducts its lending business.
At December 31, 2010, the net loan to deposit ratio was 83% and the net loan to asset ratio was 68%. At December 31, 2009, the net loan to deposit ratio was 85%, and the net loan to asset ratio was 74%.

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturities of loans in Bancorp’s portfolio at December 31, 2010, by type of loan:

		Due after
	Due in	one year
	one year	through	Due after
(thousands of dollars)	or less	five years	five years	Total
Commercial real estate	$39,902	$42,987	$145,953	$228,842
Residential real estate	3,616	622	182,820	187,058
Construction loans	63,889	—	—	63,889
Construction to permanent loans	—	—	10,331	10,331
Commercial loans	5,916	4,385	4,273	14,574
Consumer home equity	1,093	55	41,737	42,885
Consumer and overdrafts	1,792	141	—	1,933

Total	$116,208	$48,190	$385,114	$549,512

Fixed rate loans	$26,602	$22,958	$13,139	$62,699
Variable rate loans	89,606	25,232	371,975	486,813

Total	$116,208	$48,190	$385,114	$549,512

Loan Concentrations
The Bank has no concentrations of loans other than those disclosed in the above summary loan portfolio table. Commercial real estate plus construction represents 55.2% of total loans, down from 60.6% at December 31, 2009.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses decreased slightly by $420,000 from December 31, 2009 to December 31, 2010 due to net charge-offs of $8.1 million after provisions of $7.7 million.

Based on the significant reduction in the loan portfolio and management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the year ended December 31, 2010 of $7.7 million represents a decrease of $5.4 million when compared to the provision of $13.1 million for the year ended December 31, 2009.
The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Management considers all non-accrual loans and troubled debt restructurings to be impaired. In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered collection delays and the related loans are not considered to be impaired. The Bank considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

Analysis of Allowance for Loan Losses

	2010	2009	2008	2007	2006
	(thousands of dollars)

Balance at beginning of period	$15,794	$16,247	$5,673	$5,630	$4,588
Charge-offs:
Commercial real estate	(2,560)	(2,380)	(708)	(32)	(1)
Residential real estate	(600)	(356)	—	—	—
Construction	(4,726)	(9,097)	—	—	—
Commercial	(396)	(468)	—	—	—
Consumer home equity	(46)	(1,378)	—	—	—
Consumer	(42)	(51)	(8)	—	—

Total charge-offs	(8,370)	(13,730)	(716)	(32)	(1)
Recoveries	236	188	1	—	3

Net (charge-offs) recoveries	(8,134)	(13,542)	(715)	(32)	2

Additions charged to operations	7,714	13,089	11,289	75	1,040

Balance at end of period	$15,374	$15,794	$16,247	$5,673	$5,630

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(1.32%)	(1.81%)	(0.09%)	(0.00%)	0.00%

Ratio of ALLL / Gross Loans	2.80%	2.39%	2.02%	0.82%	1.10%

Allocation of the Allowance for Loan Losses

						Percent of loans in each
Balance at end of each	Amounts (thousands of dollars)					category to total loans
period applicable to:	2010	2009	2008	2007	2006	2010	2009	2008	2007	2006
Real Estate:
Commercial	$7,633	$5,752	$4,843	$1,963	$1,943	41.64%	34.83%	32.59%	33.63%	32.46%
Residential	2,364	1,575	1,417	296	245	34.04%	29.59%	21.16%	15.89%	17.72%
Construction	3,478	6,557	8,654	2,644	2,557	11.63%	23.37%	31.91%	36.68%	33.83%
Construction to permanent	492	93	264	391	441	1.88%	2.42%	4.42%	5.44%	5.84%
Commercial	441	521	471	271	290	2.65%	2.92%	4.20%	3.97%	4.67%
Consumer installment	80	47	28	30	31	0.35%	0.17%	0.12%	0.18%	0.24%
Consumer home equity	498	703	336	77	72	7.81%	6.70%	5.59%	4.21%	5.24%
Unallocated	388	546	234	1	51	N/A	N/A	N/A	N/A	N/A

Total	$15,374	$15,794	$16,247	$5,673	$5,630	100.00%	100.00%	100.00%	100.00%	100.00%

Non-Accrual, Past Due and Restructured Loans
The following table is a summary of non-accrual and past due loans at the end of each of the last five years.

	2010	2009	2008	2007	2006
	(thousands of dollars)

Loans delinquent over 90 days still accruing	$3,374	$3,571	$337	$112	$1,897
Non-accrual loans	89,150	113,537	80,156	3,832	2,904

	$92,524	$117,108	$80,493	$3,944	$4,801

% of Total Loans	16.83%	17.72%	10.21%	0.57%	0.93%
% of Total Assets	11.80%	13.52%	8.81%	0.49%	0.74%

Additional income on non-accrual loans if recognized on an accrual basis	$6,618	$5,312	$2,854	$168	$141
Included in non-accruing loans were loans that were current within 30 days as to payments of $31.5 million and $20.9 million as of December 31, 2010 and 2009, respectively.
During 2010, 2009 and 2008, interest income collected and recognized on impaired loans was $1,806,759, $424,745 and $352,014, respectively.
At December 31, 2010, there were 19 loans totaling $38.0 million that were considered as troubled debt restructurings, all of which are considered impaired loans, as compared to nine loans totaling $11.5 million at December 31, 2009, all of which are included in non-accrual and impaired loans. Loan modifications, which resulted in these loans being considered troubled debt restructurings, are primarily in the form of rate concessions or term extensions. There were no commitments to advance additional funds under modified terms for these loans.
Increases in troubled debt restructurings are attributable to the state of the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets. Residents of Fairfield County, many of whom are associated with the financial services industry, have been affected by the impact of the economy on employment and real estate values.

The Company’s most recent impairment analysis resulted in identification of $100.7 million of impaired loans for which specific reserves of $6.0 million were required. The $100.7 million of impaired loans at December 31, 2010 is comprised of exposure to 44 borrowers. All impaired loans except one were collateral dependent and secured by residential or commercial real estate located within the Bank’s market area. In all cases, the Bank has obtained current appraisal reports from independent licensed appraisal firms and reduced those values for estimated selling expenses to determine estimated impairment. Based on the Bank’s analysis for loan impairment, specific reserves totaling $6.0 million have been established for collateral dependent loans. As of December 31, 2010 there were no impairments related to loans measured based on discounted cash flow. Of the $100.7 million of impaired loans at December 31, 2010, 14 borrowers with aggregate balances of $31.5 million continue to make loan payments and these loans are under 30 days past due as to payments. Another 4 loans totaling $12.7 million are over 30 days but under 90 days past due as to payments. In addition to the impaired loans of $100.7 million, there are $59.5 million of loans for which management has a concern as to the ability of the borrower to comply with the present repayment terms. These borrowers continue to make payments and these loans are less than 90 days past due at year end. This exposure is comprised of 37 borrowers that are categorized as substandard accruing.
The non-performing loans decreased from $113.5 million at December 31, 2009 to $89.2 million at December 31, 2010. The primary reason for the 21% decline was the workout/repayment of non-accruing loans. Additionally, the riskiest portion of the non-accruing loans was charged-off in conjunction with our monthly impairment analysis. The non-performing loans peaked at $137.9 million at September 30, 2009 and have been steadily declining since. The focus of the Bank’s attention continues to be on the workout effort.
Loans delinquent over 90 days and still accruing aggregating $3.4 million are comprised of three loans which matured and are in the process of being renewed or awaiting payoff. All were current as to loan payments, but past the loan’s maturity dates.
All potential problem loans are reviewed by a board-level committee.
Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $15.4 million, at December 31, 2010, which represents 2.80% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio. At December 31, 2009, the allowance for loan losses was $15.8 million, or 2.39%, of gross loans outstanding. The loan portfolio was reduced by $110.7 million, or 17.2%. Included were payoffs of $52.1 million of speculative construction loans and net charge-offs were $8.1 million.

Other Real Estate Owned
The following table is a summary of Bancorp’s other real estate owned as of December 31, 2010 and 2009.

	December 31,	December 31,
	2010	2009

Residential construction	$15,774,187	$13,524,597
Commercial	—	4,934,896
Land	634,600	614,500

Other real estate owned	$16,408,787	$19,073,993

The balance of other real estate owned at December 31, 2010 and 2009 is comprised of seven and nine properties, respectively, all of which were obtained through loan foreclosure proceedings. During the year ended December 31, 2010, the Bank sold seven and acquired five properties.
Deferred Taxes
The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of Bancorp at December 31, 2010. The deferred tax position has been affected by several significant transactions in the past several years. These transactions include increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, the Company is in a cumulative net loss position at December 31, 2010, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and accordingly has established a full valuation allowance totaling $18.5 million against its deferred tax asset at December 31, 2010. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.
At December 31, 2010, the deferred tax liability was approximately $795,000. The change in this balance as compared to the year ended December 31, 2009 was the result of a $6.3 million increase to the full valuation allowance of $18.5 million in 2010. At December 31, 2009, the deferred tax liability was $503,000.

Deposits
The following table is a summary of Bancorp’s deposits at December 31 for each of the years shown:

	2010	2009	2008

Non-interest bearing	$51,058,373	$49,755,521	$50,194,400

Interest bearing
Certificates of deposit, less than $100,00	251,296,558	305,719,484	405,298,436
Certificates of deposit, $100,000 or more	175,431,252	202,493,307	195,502,087
Money markets	92,683,478	112,017,987	68,241,790
Savings	57,041,943	69,766,296	46,040,086
NOW	19,297,225	21,581,697	19,544,552

Total interest bearing	595,750,456	711,578,771	734,626,951

Total deposits	$646,808,829	$761,334,292	$784,821,351

Total deposits decreased $114.5 million, or 15%, to $646.8 million at December 31, 2010. Interest bearing deposits decreased $115.8 million, or 16%, to $595.8 million while non-interest bearing deposits increased $1.3 million, or 3%, to $51.1 million at December 31, 2010.
Certificates of deposit decreased by $81.5 million, which represents a decrease of 16% when compared to last year. Certificates of deposit less than $100,000 and certificates of deposit greater than $100,000 decreased by $54.4 million, or 18%, and $27.1 million, or 13%, respectively. This is a result of management intentionally allowing higher rate certificates of deposit to mature. Savings accounts decreased $12.7 million, or 18%, as compared to last year and money market fund accounts decreased $19.3 million, or 17%. This is a result of the lower interest paid on these products. NOW accounts decreased $2.3 million, or 11%. Demand deposits increased $1.3 million, or 3%. The significant decrease in deposits is a result of management’s strategy to reduce the overall cost of funds.

As of December 31, 2010, the Bank’s maturities of time deposits were:

	Less than	$100,000 or
	$100,000	greater	Totals
	(thousands of dollars)

Three months or less	$66,177	$46,969	$113,146
Four to six months	58,635	42,347	100,982
Seven months to one year	58,081	34,815	92,896
Over one year	68,404	51,300	119,704

Total	$251,297	$175,431	$426,728

Borrowings
Borrowings remain unchanged at $65.2 million at December 31, 2010 as compared to December 31, 2009. Borrowings are comprised of $50 million in Federal Home Loan Bank Advances, $8.2 million in junior subordinated debentures and $7 million in securities sold under repurchase agreements.
The Bank had no short-term borrowings from the Federal Home Loan Bank outstanding at December 31, 2010 and 2009. In addition, at December 31, 2010, the Bank has advances of $50.0 million from the Federal Home Loan Bank with maturities greater than one year.
Shareholders’ Equity
Shareholders’ equity increased $31.3 million to $67.2 million at December 31, 2010 from $35.9 million at December 31, 2009. This is primarily a result of the capital infusion of $46.2 million less the net loss of $15.4 million.
Other
The aggregate cash surrender value of the bank-owned life insurance increased $489,000 at December 31, 2010 to $20,348,332 due to income earned of $547,000 for the year ended December 31, 2010. This was offset by the payment of a death benefit claim during 2010.
The decrease in accrued interest receivable is due to lower outstanding balances in loans and investment securities at year end.
The decrease in premises and equipment is due to amortization associated with leasehold improvements, furniture and fixtures, and equipment.

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:
Distribution of Assets, Liabilities and Shareholder’s Equity
Interest Rates and Interest Differential and Rate Volume Variance Analysis (1)
(thousands of dollars)

	2010			2009			2008			2010 vs. 2009 Fluctuations			2009 vs. 2008 Fluctuations
		Interest			Interest			Interest		Interest Income /Expense (3)			Interest Income/Expense (3)
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average	Due to Change in:			Due to Change in:
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans (2)	$617,403	$33,616	5.44%	$750,127	$41,121	5.48%	$771,174	$52,484	6.81%	$(7,208)	$(297)	$(7,505)	$(1,393)	$(9,970)	$(11,363)
Federal funds sold and other cash equivalents	81,400	202	0.25%	104,668	218	0.21%	12,435	325	2.61%	(44)	28	(16)	435	(542)	(107)
Investments (4)	62,223	1,791	2.88%	44,070	1,629	3.70%	63,199	2,941	4.65%	575	(413)	162	(783)	(529)	(1,312)

Total interest earning assets	$761,026	$35,609	4.68%	$898,865	$42,968	4.78%	$846,808	$55,750	6.58%	(6,677)	(682)	(7,359)	(1,741)	(11,041)	(12,782)

Cash and due from banks	20,964			22,639			5,993
Allowance for loan losses	(15,579)			(16,689)			(7,575)
Other assets	49,413			43,447			37,209

Total Assets	$815,824			$948,262			$882,435

Interest bearing liabilities:
Time certificates	$465,182	$9,723	2.09%	$592,724	$18,828	3.18%	$568,717	$23,561	4.14%	$(3,511)	$(5,594)	$(9,105)	$953	$(5,686)	$(4,733)
Savings accounts	59,270	489	0.83%	59,103	1,120	1.89%	40,252	992	2.46%	3	(634)	(631)	392	(264)	128
Money market accounts	109,302	892	0.82%	106,091	1,917	1.81%	54,321	1,229	2.26%	56	(1,081)	(1,025)	973	(285)	688
NOW accounts	21,618	75	0.35%	21,582	156	0.72%	21,044	186	0.88%	—	(81)	(81)	5	(35)	(30)
FHLB advances	50,000	1,699	3.40%	50,003	1,699	3.40%	57,716	1,726	2.99%	—	—	—	(215)	188	(27)
Subordinated debt	8,248	288	3.49%	8,248	331	4.01%	8,248	536	6.50%	—	(43)	(43)	—	(205)	(205)
Other borrowings	7,000	309	4.41%	7,000	309	4.41%	7,005	309	4.41%	—	—	—	—	—	—

Total interest bearing liabilities	$720,620	$13,475	1.87%	$844,751	$24,360	2.88%	$757,304	$28,539	3.77%	(3,452)	(7,433)	(10,885)	2,108	(6,287)	(4,179)

Demand deposits	49,572			47,810			53,380
Accrued expenses and other liabilities	4,984			3,810			4,502
Shareholder’s equity	40,648			51,891			67,250

Total liabilities and equity	$815,824			$948,262			$882,435

Net interest income		$22,134			$18,608			$27,211		$(3,225)	$6,751	$3,526	$(3,849)	$(4,754)	$(8,603)

Interest margin			2.91%			2.07%			3.21%

Interest spread			2.81%			1.90%			2.81%

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

RESULTS OF OPERATIONS
Comparison of Results of Operations for the years 2010 and 2009
For the year ended December 31, 2010, Bancorp recorded a loss of $15.4 million ($1.30 loss per share), as compared to 2009 when Bancorp reported a net loss of $23.9 million ($5.02 loss per share). For the year ended December 31, 2010, Bancorp had a pre-tax loss of $15.2 million with a tax provision of $225,000 as compared to a pre-tax loss of $21.7 million with a tax provision of $2.2 million for the year ended December 31, 2009.
Interest and dividend income decreased $7.4 million, or 17%, to $35.6 million in 2010 as compared to 2009 when interest and dividend income was $43.0 million. The decline in interest income on loans is primarily the result of a $132.7 million decrease in the average loan portfolio and average loans outstanding during the year. Interest income on investments increased due to a rise in the average balance of investments outstanding, but was partially offset by a decline in the yield on the investment portfolio.
Interest expense decreased $10.9 million, or 45%, to $13.5 million in 2010 compared to $24.4 million in 2009. The decrease in interest expense is primarily a result of decreases in interest rates paid, in conjunction with a decrease in the average balance of interest bearing liabilities. The decrease in interest rates was driven primarily by management’s plan to reduce the reliance placed on higher rate certificates of deposit.
Noninterest income was $2.4 million in 2010 as compared to $2.9 million in 2009. The change is due largely to the gain on the sale of investment securities of $434,000 recorded in 2009; there were no such sales in 2010.
Noninterest expenses for 2010 totaled $31.9 million, which represents an increase of $1.8 million, or 6%, over the prior year. The increase in noninterest expenses is primarily a result of a $1.5 million increase in costs relating to other real estate operations and a $1.3 million growth in salaries and benefit expenses. These were partially offset by a decrease of $1.0 million in professional fees and other outside services, which essentially pertain to the decrease in capital raising efforts, regulatory matters and non-performing assets.
The following are measurements relating to Bancorp’s earnings:

	2010	2009	2008

Loss on average assets	(1.89%)	(2.52%)	(0.81%)
Loss on average equity	(37.88%)	(46.02%)	(10.62%)
Dividend payout ratio	N/A	N/A	N/A
Average equity to average assets	4.98%	5.47%	7.59%
Loss per share	$(1.30)	$(5.02)	$(1.50)

Interest income and expense
Bancorp’s net interest income increased $3.5 million, or 19%, to $22.1 million in 2010 from $18.6 million in 2009. Bancorp’s interest income decreased by $7.4 million, or 17%, from $43.0 million in 2009 to $35.6 million in 2010 due to a decrease in average earning assets of $137.8 million, or 15%. Average loans outstanding decreased $132.7 million, or 18%, and there was a decline in the yield on loans of four basis points due to the payoffs on loans made in a higher rate environment. The income on investments increased slightly due to the rise in the average balance of investments outstanding, but was partially offset by lower yields during 2010. This resulted in an increase in interest income of approximately $162,000. The average balances of federal funds sold and short-term investments decreased $23.3 million to $81.4 million for 2010 as compared to $104.7 million for 2009 due to a reduction in excess liquidity on the balance sheet.
Total average interest bearing liabilities decreased by $124.1 million, or 15%. Average balances of certificates of deposit decreased $127.5 million, or 22%. Average balances in savings accounts increased slightly by approximately $167,000, which is reflective of Bancorp providing a competitively priced commercial statement savings product. Average money market accounts increased $3.2 million, or 3%, which is a result of the growth in the consumer money market product. The increase in money market accounts is attributable to customers refraining from locking into long-term rates in the current lower rate environment. The growth is also attributable to depositors placing funds in FDIC-insured products during uncertain economic times. Total interest expense decreased $10.9 million, or 45%, from $24.4 million in 2009 to $13.5 million in 2010. Interest expense on certificates of deposit decreased $9.1 million and the cost of funds for this portfolio decreased from 3.18% in 2009 to 2.09% in 2010. This is primarily the result of the maturity of higher rate certificates of deposit due to lower interest rates being paid on current renewals. The average balances outstanding of FHLB advances resulted in interest expense of $1.7 million, which is the same as 2009, as the cost of funds for these advances remained at 3.40%. The decrease in the index to which the junior subordinated debt interest rate is tied resulted in a decline in interest expense of approximately $43,000, or 13%.
Management regularly reviews loan and deposit rates and attempts to price Bancorp’s products competitively. Bancorp tracks its mix of asset/liability maturities and strives to maintain a reasonable match. Performance ratios are reviewed monthly by management and the Board and are used to set strategies.
Provision for loan losses
Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the year ended December 31, 2010 of $7.7 million represents a decrease of $5.4 million when compared to the provision of $13.1 million for the year ended December 31, 2009.
The decreased provision for the current year was based on the lower level of non-accrual and past due loans, and management’s assessment of the impact that changes in the national, regional and local economic and business conditions have had on the Bank’s loan portfolio. Additionally, the total loan portfolio has decreased by 16.9% in 2010. There continues to be major displacement in the national and global credit markets. The secondary mortgage market continues to be impacted by economic events. These macro issues have impacted local real estate markets. It appears the local real estate prices have stabilized and market activity has increased. The Bank continues to maintain conservative underwriting standards including low loan to value ratio guidelines.

An analysis of the changes in the allowance for loan losses is presented under the discussion entitled “Allowance for Loan Losses.”
Non-interest income
Non-interest income declined by $0.6 million from $2.9 million in 2009 to $2.4 million in 2010. The decrease is primarily due to the gain on the sale of investment securities of approximately $434,000 recorded in 2009; there were no such sales in 2010. There was also lower revenue from the Bank-owned life insurance of $178,000, a reduction in mortgage brokerage referral fee income of $77,000, and a decrease in loan origination and processing fees of $77,000. These were partially offset by an increase in activity based deposit fees and service charges of $149,000.
Non-interest expenses
Non-interest expenses increased $1.8 million, or 6%, from $30.1 million in 2009 to $31.9 million in 2010. Salaries and benefits increased $1.3 million, or 11%, in 2010 compared to 2009, due primarily to an increase in headcount resulting from offering permanent positions to contract employees and a growth in employee benefit costs. Occupancy and equipment expenses decreased $103,000, or 2%, from $5.7 million in 2009 to $5.6 million in 2010. For the year ended December 31, 2010, data processing increased $83,000, or 6%, to $1.5 million from $1.4 million for the year ended December 31, 2009. Regulatory assessments decreased $209,000 from $3.2 million for the year ended December 31, 2009 to $3.0 million for the year ended December 31, 2010. Most of this decrease is due to a special FDIC assessment fee of $453,500 that was paid in the second quarter of 2009. Professional and other outside services decreased $954,000 from $4.0 million for the year ended December 31, 2009 to $3.1 million for the year ended December 31, 2010. This is due primarily to decreases in internal and external audit fees of $194,000, legal fees of $388,000 and consulting fees of $513,000, as they pertain to the level of non-performing assets, regulatory matters and capital raising efforts. Other real estate operations expenses increased $1.5 million to $2.3 million for the year ended December 31, 2010 from $794,000 for the year ended December 31, 2009. This increase is largely due to six write-downs on five OREO properties of $1.1 million, net losses on the sale of seven OREO properties of $164,000 and carrying costs on the OREO properties of $245,000.
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

During the year ended December 31, 2010, Bancorp established a full valuation allowance against the net deferred tax asset, which resulted in a $6.3 million increase to the valuation allowance to $18.5 million. The possibility of further loan losses and higher cost levels associated with carrying nonperforming assets, coupled with Bancorp’s losses beginning in the third quarter of 2008, creates sufficient uncertainty regarding the Company’s ability to realize these deferred tax assets. In future periods, if it becomes more likely that these assets can be utilized, Bancorp may reverse some or all of the valuation allowance. Evidence to substantiate reversing the allowance would include sustained profitability.
Comparison of Results of Operations for the years 2009 and 2008
For the year ended December 31, 2009, Bancorp recorded a loss of $23.9 million ($5.02 loss per share), as compared to 2008 when Bancorp reported a net loss of $7.1 million ($1.50 loss per share). For the year ended December 31, 2009, Bancorp had a pre-tax loss of $21.7 million with a tax provision of $2.2 million as compared to a pre-tax loss of $10.2 million with a tax benefit of $3.1 million for the year ended December 31, 2008.
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

The following are measurements relating to Bancorp’s earnings:

	2009	2008	2007

(Loss) return on average assets	(2.52%)	(0.81%)	0.37%
(Loss) return on average equity	(46.02%)	(10.62%)	4.07%
Dividend payout ratio	N/A	N/A	32.14%
Average equity to average assets	5.47%	7.59%	9.09%
Basic and diluted (loss) income per share	$(5.02)	$(1.50)	$0.56
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

LIQUIDITY
Bancorp’s liquidity position was 24% and 18% at December 31, 2010 and 2009, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover increases in its loan portfolio and downward fluctuations in deposit accounts. Management believes Bancorp’s short-term assets provide sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated cash requirements.
Historically, the Company has had a high retention rate of maturing certificates of deposit; however, with the implementation of management’s strategy to price these deposits lower, the Company is projecting a lower retention rate of these deposits as they mature. Even if the runoff rate meets management’s expectations, the Company will still have ample liquidity to meet all of its funding requirements.
At December 31, 2010, cash and cash equivalents and securities classified as available-for-sale were $146.8 million and $40.6 million, respectively. In addition to Federal Home Loan Bank advances outstanding at December 31, 2010, the Bank had the ability to borrow an additional $94.0 million from the Federal Home Loan Bank of Boston, which included a $2.0 million overnight line of credit. At December 31, 2010 the Bank had $50.0 million in Federal Home Loan Bank advances, none of which were under the overnight line of credit.
The following table presents Bancorp’s contractual obligations as of December 31, 2010:

		Less than	One to	Three to	Over five
	Total	one year	three years	five years	years

Certificates of deposit	$426,727,810	$307,023,856	$69,731,383	$49,972,571	$—
Junior subordinated debt owed to unconsolidated trust	8,248,000	—	—	—	8,248,000
FHLB Advances	50,000,000	—	30,000,000	10,000,000	10,000,000
Securities sold under agreements to repurchase	7,000,000	—	—	—	7,000,000
Operating lease obligations	14,523,783	2,855,356	5,273,093	3,769,448	2,625,886

Total contractual obligations	$506,499,593	$309,879,212	$105,004,476	$63,742,019	$27,873,886

OFF-BALANCE SHEET ARRANGEMENTS
The following table presents Bancorp’s off-balance sheet commitments as of December 31, 2010. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements.

Future loan commitments	$4,701,779
Home equity lines of credit	21,197,134
Unused lines of credit	7,721,359
Undisbursed construction loans	1,290,628
Financial standby letters of credit	52,000

Total commitments	$34,962,900

REGULATORY CAPITAL REQUIREMENTS
The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2010 and 2009 were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2010	Amount	Ratio	Amount	Ratio	Amount		Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$80,358	17.08%	$37,643	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	73,822	15.69%	18,822	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	73,822	9.16%	32,219	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$77,705	16.54%	$37,582	8.00%		$46,978	10.00%
Tier 1 Capital (to Risk Weighted Assets)	71,178	15.15%	18,791	4.00%		28,187	6.00%
Tier 1 Capital (to Average Assets)	71,178	8.84%	32,203	4.00%		40,253	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2009	Amount	Ratio	Amount	Ratio	Amount		Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$51,072	8.58%	$47,620	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	42,971	7.22%	23,807	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	42,971	4.72%	36,416	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$51,056	8.58%	$47,605	8.00%		$59,506	10.00%
Tier 1 Capital (to Risk Weighted Assets)	42,960	7.22%	23,801	4.00%		35,701	6.00%
Tier 1 Capital (to Average Assets)	42,960	4.72%	36,407	4.00%		45,508	5.00%
Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be “well capitalized” at December 31, 2010 under applicable regulations. To be considered “well capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. However, the OCC has the discretion to require increased capital levels. The increase in capital ratios during 2010 was primarily the result of the capital infusion in October 2010.
Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain its “well capitalized” classification.
On February 25, 2011, the Bank entered into a Purchase and Sale Agreement with ES Ventures One, LLC, a Delaware limited liability company, to sell 25 non-performing loans and 4 pieces of other real estate owned for an aggregate sale price of $65 million. As of contract date, the assets had an aggregate net book value (net of specific reserves with respect to the loans and write-downs to fair market value with respect to the OREO) of $72.1 million. The transaction requires the non-objection of the OCC regulators and is expected to close prior to March 31, 2011.

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
Net Interest Income and Economic Value
Summary Performance

December 31, 2010

	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	26,290	110	0.42%	63,164	(4,420)	-6.54%
+ 100	26,209	29	0.11%	65,502	(2,082)	-3.08%
BASE	26,180	—	—	67,584	—	—
- 100	25,869	(311)	-1.19%	70,228	2,644	3.91%
- 200	25,068	(1,112)	-4.25%	75,096	7,512	11.12%
December 31, 2009

	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	20,750	925	4.67%	49,704	(4,872)	-8.93%
+ 100	20,113	288	1.45%	51,762	(2,814)	-5.16%
BASE	19,825	—	—	54,576	—	—
- 100	20,557	732	3.69%	54,945	369	0.68%
- 200	20,841	1,016	5.12%	50,525	(4,051)	-7.42%

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
The consolidated balance sheets of Bancorp as of December 31, 2010 and December 31, 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, together with the Report of Independent Registered Public Accounting Firms thereon are included as part of this Form 10-K in the “Financial Report” following page 69 hereof.
The following table presents selected quarterly financial information (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010:
Interest income	$9,690,515	$9,407,519	$8,468,912	$8,041,945
Interest expense	3,681,605	3,520,035	3,347,397	2,925,506
Net interest income	6,008,910	5,887,484	5,121,515	5,116,439
Provision for loan losses	727,000	512,000	5,025,000	1,450,000
Non-interest income	538,468	560,626	637,096	618,050
Non-interest expenses	8,726,944	7,336,287	7,524,191	8,361,111
Loss before income taxes	(2,906,566)	(1,400,177)	(6,790,580)	(4,076,622)
Provision for income taxes	225,000	—	—	—
Net loss	$(3,131,566)	$(1,400,177)	$(6,790,580)	$(4,076,622)

Net loss per common share:
Basic and diluted	$(0.66)	$(0.29)	$(1.43)	$(0.12)

2009:
Interest income	$12,359,234	$10,998,963	$9,983,932	$9,625,951
Interest expense	6,830,950	6,595,455	5,983,941	4,949,482
Net interest income	5,528,284	4,403,508	3,999,991	4,676,469
Provision for loan losses	1,600,000	5,956,000	1,453,000	4,080,000
Non-interest income	1,022,654	666,597	617,707	639,522
Non-interest expenses	6,305,899	7,446,962	7,535,346	8,843,381
Loss before income taxes	(1,354,961)	(8,332,857)	(4,370,648)	(7,607,390)
Provision (benefit) for income taxes	(258,000)	(3,696,000)	9,565,000	(3,397,250)
Net loss	$(1,096,961)	$(4,636,857)	$(13,935,648)	$(4,210,140)

Net loss per common share:
Basic and diluted	$(0.23)	$(0.98)	$(2.93)	$(0.88)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on that assessment, management concluded that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control — Integrated Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page 62, which expresses an unqualified opinion of the Company’s internal control over financial reporting as of December 31, 2010.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Patriot National Bancorp, Inc.:
We have audited Patriot National Bancorp, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Patriot National Bancorp, Inc. and subsidiary as of December 31, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and our report dated March 23, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Stamford, Connecticut
March 23, 2011

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to Bancorp’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2011 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2010.
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

2.2
Amendment to Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of May 3, 2010 (incorporated by reference to Exhibit 10(a) to Bancorp’s Current Report on Form 8-K dated May 4, 2010).

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
Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 000-29599)).

3	(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated October 26, 2010).

4		Intentionally deleted

10	(a)(1)
2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

Exhibit No.		Description

10	(a)(3)	Intentionally deleted.

10	(a)(5)
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

10	(a)(16)	Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York.

10	(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

Exhibit No.		Description

14		Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

21		Subsidiaries of Bancorp (Incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

23.1		Consent of KPMG LLP

23.2		Consent of McGladrey & Pullen, LLP

31	(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot National Bancorp, Inc. (Registrant)
By:	/s/ Christopher D. Maher
	Name:	Christopher D. Maher
	Title:	Chief Executive Officer

Date: March 23, 2011
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Christopher D. Maher	March 23, 2011

Christopher D. Maher,	Date
President and Chief Executive Officer
and Director

/s/ Robert F. O’Connell	March 23, 2011

Robert F. O’Connell	Date
Senior Executive Vice President,
Chief Financial Officer and Director

/s/ Todd C. Scaccia	March 23, 2011

Todd C. Scaccia	Date
Vice President & Controller

/s/ Michael A. Carrazza	March 23, 2011

Michael A. Carrazza,	Date
Chairman of the Board

/s/ Edward Constantino	March 23, 2011

Edward Constantino	Date
Director

Form 10 K — Signatures continued

/s/ Kenneth T. Neilson	March 23, 2011

Kenneth T. Neilson	Date
Director

/s/ Emile van den Bol	March 23, 2011

Emile van den Bol	Date
Director

/s/ Michael Weinbaum	March 23, 2011

Michael Weinbaum	Date
Director

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
FINANCIAL REPORT
DECEMBER 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Patriot National Bancorp, Inc.
We have audited the accompanying consolidated balance sheet of Patriot National Bancorp, Inc. and subsidiary (the Company) as of December 31, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and subsidiary as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 23, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Stamford, Connecticut
March 23, 2011

McGladrey & Pullen, LLP
Certified Public Accountants
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Patriot National Bancorp, Inc. and Subsidiary
We have audited the consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
/S/ McGladrey & Pullen, LLP
New Haven, Connecticut
March 15, 2010

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and due from banks (Note 2):
Noninterest bearing deposits and cash	$4,613,211	$19,465,521
Interest bearing deposits	131,711,047	78,070,072
Federal funds sold	10,000,000	10,000,000
Short-term investments	453,400	263,839

Total cash and cash equivalents	146,777,658	107,799,432

Securities
Available for sale securities, at fair value (Note 3)	40,564,700	48,829,981
Other Investments	3,500,000	—
Federal Reserve Bank stock, at cost	1,192,000	1,839,650
Federal Home Loan Bank stock, at cost (Note 8)	4,508,300	4,508,300

Total securities	49,765,000	55,177,931
Loans receivable (net of allowance for loan losses: 2010: $15,374,101 2009: $15,794,118) (Notes 4 and 17)	534,531,213	645,205,943
Accrued interest and dividends receivable	2,512,186	3,236,252
Premises and equipment, net (Notes 5 and 9)	5,270,312	6,595,727
Cash surrender value of life insurance (Note 12)	20,348,332	19,859,732
Other real estate owned (Note 6)	16,408,787	19,073,993
Deferred Tax Asset (Note 10)	—	—
Other assets (Note 11)	8,711,366	9,467,911

Total assets	$784,324,854	$866,416,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Notes 7 and 17):
Noninterest bearing deposits	$51,058,373	$49,755,521
Interest bearing deposits	595,750,456	711,578,771

Total deposits	646,808,829	761,334,292

Borrowings (Note 8)
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	50,000,000	50,000,000

Total borrowings	57,000,000	57,000,000

Junior subordinated debt owed to unconsolidated trust (Note 8)	8,248,000	8,248,000
Accrued expenses and other liabilities	5,095,837	3,973,319

Total liabilities	717,152,666	830,555,611

Commitments and Contingencies (Notes 8, 9 and 15)

Shareholders’ equity (Notes 13 and 16)
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, 2010: $.01 par value, 100,000,000 shares authorized; 38,374,432 shares issued; 38,362,727 shares outstanding. Common stock, 2009: $2 par value; 60,000,000 shares authorized; 4,774,432 shares issued;4,762,727 shares outstanding	383,744	9,548,864
Additional paid-in capital	105,050,433	49,651,534
Accumulated deficit	(39,399,345)	(24,000,400)
Less: Treasury stock, at cost: 2010 and 2009 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive income	1,297,381	821,337

Total shareholders’ equity	67,172,188	35,861,310

Total liabilities and shareholders’ equity	$784,324,854	$866,416,921

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Interest and Dividend Income
Interest and fees on loans	$33,615,884	$41,121,342	$52,484,054
Interest on investment securities	1,522,873	1,335,283	2,324,817
Dividends on investment securities	267,790	293,735	803,704
Interest on federal funds sold	17,036	37,546	129,475
Other interest income	185,308	180,174	8,196

Total interest and dividend income	35,608,891	42,968,080	55,750,246

Interest Expense
Interest on deposits	11,178,793	22,021,255	25,968,124
Interest on Federal Home Loan Bank borrowings	1,698,771	1,698,712	1,725,699
Interest on subordinated debt	288,428	331,309	535,659
Interest on other borrowings	308,551	308,552	309,585

Total interest expense	13,474,543	24,359,828	28,539,067

Net interest income	22,134,348	18,608,252	27,211,179

Provision for Loan Losses (Note 4)	7,714,000	13,089,000	11,289,772

Net interest income after provision for loan losses	14,420,348	5,519,252	15,921,407

Non-interest Income (Loss)
Mortgage brokerage referral fees	90,889	167,854	237,933
Loan application, inspection and processing fees	155,494	214,334	355,526
Fees and service charges	1,174,361	1,025,258	990,843
Loss on impaired investment securities	—	—	(3,167,285)
Gain on sale of investment securities	—	434,334	—
Gain on redemption of investment securities	—	16,880	—
Earnings on cash surrender value of life insurance	546,910	724,627	941,421
Other income	386,586	363,193	492,454

Total non-interest income (loss)	2,354,240	2,946,480	(149,108)

Non-interest Expenses
Salaries and benefits (Notes 9 and 14)	13,195,673	11,879,544	12,092,917
Occupancy and equipment expense	5,555,240	5,657,908	5,526,910
Data processing	1,456,873	1,373,489	1,285,989
Advertising and promotional expenses	312,621	280,567	814,374
Professional and other outside services	3,067,221	4,021,330	1,755,896
Loan administration and processing expenses	303,562	519,412	303,338
Regulatory assessments	2,957,010	3,165,722	725,613
Insurance expense	936,035	762,766	144,946
Other real estate operations (Note 6)	2,286,948	793,781	—
Material and communications	804,623	782,068	859,425
Other operating expenses	1,072,727	895,001	1,073,006
Goodwill impairment (Note 11)	—	—	1,365,491

Total non-interest expenses	31,948,533	30,131,588	25,947,905

Loss before income taxes	(15,173,945)	(21,665,856)	(10,175,606)

(Provision) benefit for Income Taxes (Note 10)	(225,000)	(2,213,750)	3,064,000

Net loss	$(15,398,945)	$(23,879,606)	$(7,111,606)

Loss per share (Note 13)	$(1.30)	$(5.02)	$(1.50)

Dividends per share	$—	$—	$0.180

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008

				Retained		Accumulated
	Number of		Additional	Earnings		Other
	Outstanding	Common	Paid-in	(Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit)	Stock	Income (Loss)	Total

Balance, December 31, 2007	4,746,844	$9,493,688	$49,549,119	$7,846,060	$—	$(53,500)	$66,835,367

Comprehensive loss
Net loss	—	—	—	(7,111,606)	—	—	(7,111,606)
Unrealized holding loss on available for sale securities, net of taxes (Note 18)	—	—	—	—	—	(37,010)	(37,010)

Total comprehensive loss							(7,148,616)

Dividends ($0.180 per share)	—	—	—	(854,340)	—	—	(854,340)
Treasury Stock
Stock purchased under buyback	(11,705)	—	—	—	(160,025)	—	(160,025)

Issuance of capital stock (Note 13)	8,270	16,540	83,943	—	—	—	100,483

Other	—	—	1,275	—	—	—	1,275

Balance, December 31, 2008	4,743,409	$9,510,228	$49,634,337	$(119,886)	$(160,025)	$(90,510)	$58,774,144

Comprehensive loss
Net loss	—	—	—	(23,879,606)	—	—	(23,879,606)
Unrealized holding gain on available for sale securities, net of taxes (Note 18)	—	—	—	—	—	911,847	911,847

Total comprehensive loss							(22,967,759)

Issuance of capital stock (Note 13)	19,318	38,636	17,197	—	—	—	55,833

Other	—	—	—	(908)	—	—	(908)

Balance, December 31, 2009	4,762,727	$9,548,864	$49,651,534	$(24,000,400)	$(160,025)	$821,337	$35,861,310

Comprehensive loss
Net loss	—	—	—	(15,398,945)	—	—	(15,398,945)
Unrealized holding gain on available for sale securities, net of taxes (Note 18)	—	—	—	—	—	476,044	476,044

Total comprehensive loss							(14,922,901)

Exchange of capital stock	—	(9,501,120)	9,501,120	—	—	—	—
Capital stock issued in acquisition (Note 13)	33,600,000	336,000	45,897,779	—	—	—	46,233,779

Balance, December 31, 2010	38,362,727	$383,744	$105,050,433	$(39,399,345)	$(160,025)	$1,297,381	$67,172,188

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash Flows from Operating Activities
Net loss	$(15,398,945)	$(23,879,606)	$(7,111,606)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization and accretion of investment premiums and discounts, net	401,949	157,727	131,456
Amortization and accretion of purchase loan premiums and discounts, net	110,433	26,079	37,732
Amortization of core deposit intangible	15,900	16,788	17,688
Provision for loan losses	7,714,000	13,089,000	11,289,772
Gain on sale of investment securities	—	(434,334)	—
Loss on impaired investment securities	—	—	3,167,285
Impairment of goodwill	—	—	1,365,491
Loss on sale of other real estate owned	164,494	—	—
Impairment write-down on other real estate owned	1,084,023	—	—
Gain on redemption of investment security	—	(16,880)	—
Depreciation and amortization of premises and equipment	1,498,334	1,660,803	1,632,985
Payment of fees to directors in common stock	—	55,833	49,932
Earnings on and decrease in cash surrender value of life insurance	(488,600)	(724,627)	(941,421)
Deferred income taxes	—	8,624,602	(5,869,368)
Change in assets and liabilities:
Decrease in deferred loan fees	(288,790)	(843,519)	(849,073)
Decrease in accrued interest and dividends receivable	724,066	1,320,503	19,263
Decrease (increase) in other assets	740,809	(8,018,616)	(437,841)
Increase (decrease) in accrued expenses and other liabilities	830,750	(832,112)	(1,031,841)

Net cash (used in) provided by operating activities	(2,891,577)	(9,798,359)	1,470,454

Cash Flows from Investing Activities
Purchases of available for sale securities	(15,162,500)	(34,265,081)	(18,366,036)
Purchases of other investments	(3,500,000)	—	—
Proceeds from sale of available for sale securities	—	19,852,541	—
Proceeds from redemptions of available for sale securities	15,000,000	12,000,000	19,000,000
Principal repayments on available for sale securities	8,793,644	7,326,444	11,317,968
Purchase of Federal Reserve Bank stock	—	(1,500)	(1,500)
Purchase of Federal Home Loan Bank stock	—	—	(1,852,200)
Proceeds from repurchase of excess stock by the Federal Reserve Bank	647,650	75,050	—
Net decrease (increase) in loans	93,035,888	112,017,191	(113,161,128)
Capital improvements to other real estate owned	(266,449)	—	—
Proceeds from sale of other real estate owned	11,786,337	—	—
Purchases of premises and equipment	(173,083)	(308,185)	(1,775,967)

Net cash provided by (used in) investing activities	110,161,487	116,696,460	(104,838,863)

Cash Flows from Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(33,040,482)	69,100,673	43,490,488
Net (decrease) increase in time certificates of deposit	(81,484,981)	(92,587,732)	68,931,454
Net increase in FHLB borrowings	—	—	2,500,000
Net proceeds from issuance of common stock in acquisition	46,233,779	—	—
Proceeds from issuance of common stock	—	—	50,551
Other	—	(908)	1,275
Payment under stock buyback program	—	—	(160,025)
Dividends paid on common stock	—	(213,453)	(854,497)

Net cash (used in) provided by financing activities	(68,291,684)	(23,701,420)	113,959,246

Net increase in cash and cash equivalents	38,978,226	83,196,681	10,590,837

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash and cash equivalents at
Beginning of year	107,799,432	24,602,751	14,011,914

End of year	$146,777,658	$107,799,432	$24,602,751

Supplemental Disclosures of Cash Flow Information
Interest paid	$13,250,797	$24,348,048	$28,340,521

Income taxes paid	$2,080	$1,216,134	$1,816,392

Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized holding gains (losses) on available for sale securities arising during the period	$767,812	$1,470,721	$(59,692)

Accrued dividends declared on common stock	$—	$—	$213,453

Transfer of loans to other real estate owned	$10,103,199	$19,073,993	$—

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
Note 1. Nature of Operations and Summary of Significant Accounting Policies
Patriot National Bancorp, Inc. (the “Company”), a Connecticut corporation, is a bank holding company that was organized in 1999. On December 1, 1999, all the issued and outstanding shares of Patriot National Bank (the “Bank”) were converted into Company common stock and the Bank became a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, fifteen other branch offices in Connecticut and three branch offices in New York. The Bank’s customers are concentrated in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York. The Bank also conducts mortgage brokerage operations through a loan production office in Stamford, Connecticut.
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
Principles of consolidation and basis of financial statement presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, PinPat Acquisition Corporation, and have been prepared in conformity with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the balance sheet date and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of investment securities and deferred tax assets, and the evaluation of investment securities for impairment. Certain prior year balances have been reclassified to conform to the current year presentation.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
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
Cash and cash equivalents
Cash and due from banks, federal funds sold and short-term investments are recognized as cash equivalents in the consolidated balance sheets. Federal funds sold generally mature in one day. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains amounts due from banks and federal funds sold which, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations. The short-term investments represent an investment in a money market mutual fund of a single issuer.
Investments in debt and marketable equity securities
Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.
The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a percentage of its outstanding mortgage loans and contracts secured by residential properties, including mortgage-backed securities. The stock is purchased from and redeemed by the FHLB based upon its $100 par value. The stock is a non-marketable equity security and as such is classified as restricted stock, carried at cost and evaluated for impairment in accordance with relevant accounting guidance. In accordance with this guidance, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The FHLB had incurred losses in 2008 and 2009 and suspended the payment of dividends and excess stock redemptions. The losses were primarily attributable to impairment of investment securities associated with the extreme economic conditions in prior years. They returned to profitability in 2010, and it was recently announced that the FHLB’s board of directors declared a dividend for the fourth quarter 2010 and it’s anticipated that they will continue to declare modest cash dividends through 2011. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein. More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing. Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB stock continue to exchange hands at $100 par value.
The Bank is required to maintain an investment in capital stock of the FRB, as collateral, in an amount equal to one percent of six percent of the Bank’s total equity capital as per the latest Report of Condition (Call Report). The stock is purchased from and redeemed by the FRB based upon its $100 par value. The stock is a non-marketable equity security and as such is classified as restricted stock, carried at cost and evaluated for impairment in accordance with relevant accounting guidance. In accordance with this guidance, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FRB as compared to the capital stock amount and the length of time this situation has persisted; (c) the impact of legislative and regulatory changes on the customer base of the FRB; and (d) the liquidity position of the FRB.
Member banks may carry over changes within a calendar year until the cumulative change exceeds the lesser of 15% or 100 shares of Federal Reserve Bank stock. However, any change required by a member bank’s capital and surplus, as shown in its Report of Condition as of December 31 of each year, must be applied for even if the change is less than 100 shares of Federal Reserve Bank stock and less than 15% of the Federal Reserve Bank stock held by the member bank.
Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein. Consideration was given to the long-term prospects for the FRB. Management also considered that liquidity appears adequate and new shares of FRB stock continue to exchange hands at the $100 par value.
Debt securities, if any, that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. “Trading” securities, if any, are carried at fair value with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes. Purchase premiums and discounts are recognized in interest income using the interest method over the contractual lives of the securities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The Company conducts a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.
Security transactions are recorded on the trade date. Realized gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method and reported in non-interest income.
The sale of a held to maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.
Loans held for sale
Loans held for sale, if any, are those loans the Company has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or fair value, less estimated selling costs. Gains and losses on sales of loans are recognized on the trade dates, and are determined by the difference between the sales proceeds and the carrying value of the loans. Once loans are transferred to held for sale, any subsequent impairment in loans held for sale is recorded in non-interest income.
Loans receivable
Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for unearned income, the allowance for loan losses, and any unamortized deferred fees or costs.
Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized as a level yield adjustment over the respective term of the loan and reported in interest income.
The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans that are placed on nonaccrual status or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Upon receipt of cash, all cash received is first applied to satisfy principal and then applied to interest. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The Company’s real estate loans are collateralized by real estate located principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York, and accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in regional real estate market conditions.
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
Impaired loans also include loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured term of the loan agreement for a minimum of six months.
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
December 31, 2010, 2009 and 2008
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
The allowance consists of allocated and general components. The allocated component relates to loans that are considered impaired. For such impaired loans, an allowance is established when the discounted cash flows (or collateral value if the loan is collateral dependent or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data. In addition, a risk rating system is utilized to evaluate the general component of the allowance for loan losses. Under this system, management assigns risk ratings between one and nine to commercial and industrial loans, construction loans and commercial real estate loans. Risk ratings are assigned based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the Loan Committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and the Loan Committee.
Included in the valuation allowance are disposition discount adjustments made to real estate appraisals on collateral dependent impaired loans anticipated to become other real estate owned (“OREO”) in the coming quarter, as the Company’s recent experience has indicated that the ultimate sales prices of the underlying collateral have been less than the appraisal amounts. The appraisal adjustment percentage will be reviewed quarterly for those loans anticipated to become OREO in the subsequent quarter, based on an analysis of actual variances between appraised values as of the date the loan is transferred into OREO and the actual sales prices of the OREO properties. Generally, the sales prices have been below the appraised values due to the fact that buyers become aware that the Bank owns those properties, and, therefore, attempt to offer less than fair market value. In the future, additional revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio, and prevailing internal and external factors including but not limited to current economic conditions and local real estate markets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The Company provides for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles. The allowance for loan losses consists primarily of the following two components:
(1)
Allowances are established for impaired loans (generally defined by the Company as non-accrual loans and troubled debt restructurings). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell,) if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below.

(2)
General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and internal risk ratings. Management applies an estimated loss rate to each loan group. The loss rates applied are based on the Company’s cumulative prior three year loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be more or less than the allowance for loan losses management has established, which could have an effect on the Company’s financial results.

The adjustments to the Company’s loss experience are based on management’s evaluation of several environmental factors, including:
•
Changes in local, regional, national and international economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of the loans;
•	Changes in the experience, ability, and depth of lending management and other relevant staff;
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•	Changes in the quality of the loan review system;
•	Changes in the value of the underlying collateral for collateral-dependent loans;
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.
In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the Office of the Comptroller of the Currency (“OCC”) and Federal Deposit Insurance Corporation (“FDIC”) for institutions both in the Company’s market area and nationally for periods that are believed to have experienced similar economic conditions.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by the Company’s Board of Directors. For loans in excess of $2.5 million, the appraisal is subject to review by an independent third party hired by the Company. Management reviews and inspects properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired and if a construction loan, within 120 days prior to the scheduled maturity date. These appraisals may be more limited than those prepared for the underwriting of a new loan. All appraisals are also reviewed internally by qualified staff independent from the lending department.
Management evaluates the allowance for loan losses based on the combined total of the impaired and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses. Conversely, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses.
Each quarter management evaluates the allowance for loan losses and adjusts the allowance as appropriate through a provision for loan losses. While the Company uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses. The OCC may require the Company to adjust the allowance based on their analysis of information available to them at the time of their examination. The last full examination was as of March 31, 2010 and there was an interim follow-up examination as of September 30, 2010.
Loan brokerage activities
The Company receives loan brokerage fees for soliciting and processing conventional loan applications on behalf of investors. Brokerage fee income is recognized upon closing of loans for permanent investors.
Transfers of financial asset
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company — put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
In June 2009, the FASB issued guidance which modifies certain guidance relating to transfers and servicing of financial assets. This guidance eliminates the concept of qualifying special purpose entities, provides guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets and requires additional disclosures. This guidance is effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Other real estate owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or estimated fair value less cost to sell at the date of foreclosure, establishing a new cost basis. In addition, when the Company acquires other real estate owned, it obtains a current appraisal to substantiate the net carrying value of the asset. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in non-interest expenses upon disposal.
Write-downs required upon transfer to other real estate owned are charged to the allowance for loan losses. Thereafter, an allowance for other real estate owned losses is established for any further declines in the property’s value. These losses are included in non-interest expenses in the consolidated statement of operations. Other real estate owned is reported net of an allowance for losses of $16,408,787 and $19,073,993 at December 31, 2010 and 2009, respectively.
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
Impairment of assets
Long-lived assets, which are held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to non-interest expense.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
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
Cash surrender value of life insurance
Cash surrender value of life insurance represents life insurance on certain employees who have consented to allow the Bank to be the beneficiary of those policies. Increases in the cash value of the policies, as well as insurance proceeds received above the carrying value, are recorded in other non-interest income and are not subject to income tax. Management reviews the financial strength of the insurance carrier on an annual basis.
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
The periods subject to examination for the Company’s Federal returns are the tax years 2005 through 2010. The periods subject to examination for the Company’s significant state return, which is Connecticut, are the tax years 2007 through 2010. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
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
Loss per share
Basic loss per share represents loss available to common stockholders and is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance unless such assumed issuance in antidilutive. Potential common shares that may be issued by the Company relate to any stock options and warrants that may be outstanding, and are determined using the treasury stock method.
Treasury shares are not deemed outstanding for loss per share purposes.
Stock compensation plan
The Company accounts for share-based compensation transactions at fair-value and recognizes the related expense in the consolidated statements of operations. The Company had no outstanding stock-based compensation plans at December 31, 2010 and 2009.
Comprehensive income (loss)
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of shareholders’ equity in the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Segment reporting
The Company’s only business segment is Community Banking. During the years ended 2010, 2009 and 2008, this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment.
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
The Company’s fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three categories within the hierarchy are as follows:
•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
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
December 31, 2010, 2009 and 2008
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
In February 2010, the FASB issued ASU No. 2010-06 Topic 820 “Improving Disclosures about Fair Value Measurements” which amends the existing guidance related to Fair Value Measurements and Disclosures. The amendments require the following new fair value disclosures:
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Recently issued accounting pronouncements
In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20), guidance which addressed disclosures about the credit quality of financing receivables and the allowance for credit losses. The amendments apply to financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The amendments enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. This amends existing disclosure guidance to require the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, it requires the Company to disclose credit quality indicators, past due information, and modifications of its financing receivables. For the Company, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted this guidance during the quarter ended December 31, 2010. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position. Effective December 31, 2010, FASB amended ASU 2010-20 to defer the disclosures about the modifications of its financing receivables, which will be effective for interim and annual reporting periods ending after June 15, 2011.
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
Note 2. Restrictions on Cash and Due From Banks
At December 31, 2010 and 2009, the Company was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes for its transaction accounts and non-personal time deposits

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Note 3. Available-for-Sale Securities
The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available-for-sale securities at December 31, 2010 and 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2010	Cost	Gains	Losses	Value

U. S. Government agency mortgage-backed securities	$36,572,430	$900,286	$(838)	$37,471,878

	36,572,430	900,286	(838)	37,471,878

Auction rate preferred equity securities	1,899,720	1,193,102	—	3,092,822

	$38,472,150	$2,093,388	$(838)	$40,564,700

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2009	Cost	Gains	Losses	Value

U. S. Government agency obligations	$5,176,712	$—	$(68,212)	$5,108,500
U. S. Government agency mortgage-backed securities	40,428,810	241,520	(166,872)	40,503,458

	45,605,522	241,520	(235,084)	45,611,958

Auction rate preferred equity securities	1,899,720	1,318,303	—	3,218,023

	$47,505,242	$1,559,823	$(235,084)	$48,829,981

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2010 and 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

2010
U. S. Government mortgage-backed securities	$86,375	$(838)	$—	$—	$86,375	$(838)

Totals	$86,375	$(838)	$—	$—	$86,375	$(838)

2009
U. S. Government agency obligations	$5,108,500	$(68,212)	$—	$—	$5,108,500	$(68,212)
U. S. Government agency mortgage-backed securities	19,548,726	(159,918)	759,207	(6,954)	20,307,933	(166,872)

Totals	$24,657,226	$(228,130)	$759,207	$(6,954)	$25,416,433	$(235,084)

At December 31, 2010, two securities had unrealized losses with aggregate depreciation of 1.0% from the amortized cost, compared to six securities at December 31, 2009 with aggregate depreciation of 0.9% from the amortized cost. There were no securities with unrealized losses greater than 5% of amortized cost.
Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest changes on debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.
During 2008, management determined that the following investments had other-than-temporary impairment for which charges were recorded:
•
Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) — $1,050,000. As a result of actions taken on September 7, 2008 by the United States Treasury Department and the Federal Housing Finance Agency with respect to placing Freddie Mac into receivership, the Company’s investment in FHLMC preferred equity securities was deemed to be other-than-temporarily impaired and a write-down of $1,050,000 was recorded during the third quarter of 2008.

•
Auction Rate Preferred Securities — $2,100,000. The Company had investments in six auction rate preferred securities of companies primarily in the financial services sector. The illiquidity in the auction rate market during 2008 resulted in significant declines in market value for these investments. As management was unable to predict near term prospects for recovery of these securities, impairment charges totaling $2,100,000 were recorded during the fourth quarter of 2008.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
At December 31, 2010 and 2009, available-for-sale securities with a carrying value of $2,811,000 and $1,950,000, respectively, were pledged to secure obligations under municipal deposits. At December 31, 2010 and 2009, available-for-sale securities with a carrying value of $9,486,000 and $9,392,000, respectively, were pledged to secure securities sold under agreements to repurchase.
The amortized cost and fair value of available-for-sale debt securities at December 31, 2010 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Maturity:
Over 10 years	$—	$—
Mortgage-backed securities	36,572,430	37,471,878

Total	$36,572,430	$37,471,878

During 2010 and 2008, there were no sales of available-for-sale securities. During 2009, there were six sales of available-for-sale securities, which resulted in the Company recognizing proceeds from the sales of $19,852,541 and gains of $434,334.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Note 4. Loans Receivable and Allowance for Loan Losses
Loans receivable, net, consists of the following at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Real Estate:
Commercial	$228,842,489	$230,225,306
Residential	187,058,318	195,571,225
Construction	63,889,083	154,457,082
Construction-to-permanent	10,331,043	15,989,976
Commercial	14,573,790	19,298,505
Consumer home equity	42,884,962	44,309,265
Consumer installment	1,932,763	1,155,059

Total loans	549,512,448	661,006,418
Premiums on purchased loans	242,426	131,993
Net deferred costs (fees)	150,440	(138,350)
Allowance for loan losses	(15,374,101)	(15,794,118)

Loans receivable, net	$534,531,213	$645,205,943

A summary of changes in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Balance, beginning of year	$15,794,118	$16,247,070	$5,672,620
Provision for loan losses	7,714,000	13,089,000	11,289,772
Recoveries of loans previously charged-off	236,262	187,647	904
Loans charged-off	(8,370,279)	(13,729,598)	(716,226)

Balance, end of year	$15,374,101	$15,794,118	$16,247,070

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
At December 31, 2010 and 2009, the unpaid principal balances of loans delinquent 90 days or more, but current as to payments, and still accruing were approximately $3,374,242 and $3,571,000, respectively, and the unpaid principal balances of loans placed on non-accrual status and considered impaired were $89,150,000 and $113,537,114, respectively. Construction loans comprise approximately $32,266,000 of the $89,150,000 in non-accrual loans at December 31, 2010, for which specific reserves of approximately $2,079,000 are recorded. In most cases, and based on the strength of the borrower, the Company requires construction loan borrowers to maintain interest reserve accounts which are restricted. Approved interest reserve amounts remaining on construction loans outstanding aggregated approximately $1,159,000 at December 31, 2010, of which approximately $1,043,000 are held in restricted accounts and approximately $116,000 represents approved, interest reserve amounts not yet drawn against the approved loan commitment amounts, none of which are related to impaired loans.
At December 31, 2010, there were 19 loans totaling $38.0 million that were considered as “troubled debt restructurings”, all of which are included in impaired loans, as compared to 9 loans totaling $11.5 million at December 31, 2009. Loan modifications, which resulted in these loans being considered troubled debt restructurings, are primarily in the form of rate concessions or term extensions. Commitments to advance additional funds under troubled debt restructured loans total approximately $115,000 at December 31, 2010.
If impaired loans had been performing in accordance with their original terms, the Company would have recorded $6,844,986, $5,312,327 and $2,854,253, of additional income during the years ended December 31, 2010, 2009 and 2008, respectively.
During 2010, 2009 and 2008, interest income collected and recognized on impaired loans was $1,806,759 $424,745 and $352,014, respectively. The average recorded investment in impaired loans for the years ending December 31, 2010, 2009 and 2008 were $104,946,719, $105,309,710 and $14,788,497, respectively.
The Company’s lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York. The Company grants commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company had granted loans for the construction of residential homes, residential developments and for land development projects. A moratorium on all construction loans was instituted by management in July 2008. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 75% of the market value of the collateral at the date of the credit extension depending on the Company’s evaluation of the borrowers’ creditworthiness and type of collateral. In the case of construction loans, the maximum loan-to-value was 65% of the “as completed” market value. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are accounts receivable, inventory, other business assets, marketable securities and time deposits. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows on all loans not related to construction.
The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The following table sets forth activity in our allowance for loan losses, by loan type, for the year ended December 31, 2010. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment.

		Commercial		Construction
2010	Commercial	Real Estate	Construction	to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$925,102	$4,987,239	$6,673,204	$497,584	$1,575,189	$750,549	$385,251	$15,794,118
Charge-offs	(396,300)	(2,560,074)	(4,726,015)	—	(600,000)	(87,890)	—	(8,370,279)
Recoveries	—	67,116	157,289	—	—	11,857	—	236,262
Provision	(87,483)	5,138,074	1,373,580	(6,138)	1,388,649	(95,904)	3,222	7,714,000

Ending Balance	$441,319	$7,632,355	$3,478,058	$491,446	$2,363,838	$578,612	$388,473	$15,374,101
Ending balance: individually evaluated for impairment	$76,045	$2,300,199	$1,895,326	$183,835	$1,556,077	$—	$—	$6,011,482

Ending balance: collectively evaluated for impairment	$365,274	$5,332,156	$1,582,732	$307,611	$807,761	$578,612	$388,473	$9,362,619

Total Allowance for Loan Losses	$441,319	$7,632,355	$3,478,058	$491,446	$2,363,838	$578,612	$388,473	$15,374,101

Total Loans ending balance	$14,573,790	$228,842,489	$63,889,083	$10,331,043	$187,058,318	$44,817,725	$—	$549,512,448

Ending balance: individually evaluated for impairment	$1,214,950	$28,466,238	$30,886,023	$1,379,835	$37,219,868	$1,516,977	$—	$100,683,891

Ending balance: collectively evaluated for impairment	$13,358,840	$200,376,251	$33,003,060	$8,951,208	$149,838,450	$43,300,748	$—	$448,828,557

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The Company continuously monitors the credit quality of its loans receivable in an ongoing manner. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that loan-to-value ratios (LTVs), (at period end) and internally assigned risk ratings are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans receivable. Loan-to-value ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of originations (unless a current appraisal has been obtained as a result of the loan being deemed impaired or the loan is a maturing construction loan).
The Company has also adopted a risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly, and adjusted if necessary. Similarly, the Bank’s internal loan review department and the Loan Committee can adjust a risk rating. The Director’s Loan Committee, meets on a regular basis and reviews all loans rated “special mention” or worse. In addition, the Company engages a third party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the risk ratings assigned to such loans. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.
When assigning a risk rating to a loan, management utilizes the Bank’s internal nine-point risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 5, with a rating of 1 established for loans with minimal risk and borrowers exhibiting the strongest financial condition. Loans that are deemed to be of “questionable quality” are rated 6 (special mention). An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Company to sufficient risk to warrant classification in one of the following categories. Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Loans rated 1 — 5 are considered “Pass”. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2010:
CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

			Commercial				Construction		Residential
	Commercial		Real Estate		Construction		to Permanent		Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$11,225,261	$256,296	$124,645,152	$9,449,059	$1,272,028	$350,000	$—	$—	$91,534,348	$51,996,851	$35,192,214	$—	1,917,783	$327,838,992
Special Mention	704,053	181,600	35,253,018	4,645,738	15,059,704	4,485,209	1,709,333	—	2,088,700	2,907,285	3,146,244	2,879,621	—	73,060,505
Substandard & Doubtful	1,424,161	782,419	13,792,482	41,057,040	10,712,146	32,009,996	—	8,621,710	18,052,003	20,479,131	99,235	1,567,648	14,980	148,612,951

	$13,353,475	$1,220,315	$173,690,652	$55,151,837	$27,043,878	$36,845,205	$1,709,333	$8,621,710	$111,675,051	$75,383,267	$38,437,693	$4,447,269	$1,932,763	$549,512,448

CREDIT RISK PROFILE

		Commercial		Construction	Residential
	Commercial	Real Estate	Construction	to Permanent	Real Estate	Consumer	Totals

Performing	$13,358,840	$202,054,317	$33,003,060	$8,951,208	$159,270,574	$43,724,749	$460,362,748
Non Performing	1,214,950	26,788,172	30,886,023	1,379,835	27,787,744	1,092,976	89,149,700

Total	$14,573,790	$228,842,489	$63,889,083	$10,331,043	$187,058,318	$44,817,725	$549,512,448

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these nonaccrual loans was $89.1 million and $113.5 million at December 31, 2010, and December 31, 2009 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain trouble debt restructures (TDRs) are placed on non-accrual status.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2010:

	Non-Accrual and Past Due Loans
							Total Non-
						>90 Days Past	Accrual and
	31-60 Days	61-90 Days	Greater Than	Total Past		Due and	Past Due
2010	Past Due	Past Due	90 Days	Due	Current	Accruing	Loans
Commercial
Special Mention	$—	$—	$—	$—	$—	$63,289	$63,289
Substandard	350,000	100,000	698,767	1,148,767	66,183	175,000	1,389,950

Total Commercial	$350,000	$100,000	$698,767	$1,148,767	$66,183	$238,289	$1,453,239

Commercial Real Estate
Substandard	$269,672	$6,449,096	$13,521,123	$20,239,891	$6,548,281	$—	$26,788,172

Total Commercial Real Estate	$269,672	$6,449,096	$13,521,123	$20,239,891	$6,548,281	$—	$26,788,172

Construction
Substandard	$1,517,943	$4,059,516	$13,736,985	$19,314,444	$11,571,579	$3,135,953	$34,021,976

Total Construction	$1,517,943	$4,059,516	$13,736,985	$19,314,444	$11,571,579	$3,135,953	$34,021,976

Construction to Permanent
Substandard	$—	$—	$—	$—	$1,379,835	$—	$1,379,835

Total Construction to Permanent	$—	$—	$—	$—	$1,379,835	$—	$1,379,835

Residential Real Estate
Substandard	$—	$—	$15,897,248	$15,897,248	$11,890,496	$—	$27,787,744

Total Residential Real Estate	$—	$—	$15,897,248	$15,897,248	$11,890,496	$—	$27,787,744

Consumer
Substandard	$—	$—	$1,092,976	$1,092,976	$—	$—	$1,092,976

Total Consumer	$—	$—	$1,092,976	$1,092,976	$—	$—	$1,092,976

Total	$2,137,615	$10,608,612	$44,947,099	$57,693,326	$31,456,374	$3,374,242	$92,523,942

These non-accrual amounts included loans deemed to be impaired of $89.1 million and $113.5 million at December 31, 2010, and December 31, 2009, respectively. Loans past due ninety days or more and still accruing interest were $3.4 million and $3.6 million at December 31, 2010, and December 31, 2009 respectively, and consisted of loans that are current as to payment but past maturity where payoff is pending or in the process of renewal.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2010.

	Performing (Accruing) Loans					Total Non-
		Greater				Accrual and
	31-60 Days	Than 60	Total Past		Total Loan	Past Due	Total Loans
2010	Past Due	Days	Due	Current	Balances	Loans	Receivable, net
Commercial
Pass	$—	$—	$—	$11,481,557	$11,481,557	$—	$11,481,557
Special Mention	—	—	—	822,364	822,364	63,289	885,653
Substandard	—	—	—	816,630	816,630	1,389,950	2,206,580

Total Commercial	$—	$—	$—	$13,120,551	$13,120,551	$1,453,239	$14,573,790

Commercial Real Estate
Pass	$—	$—	$—	$134,094,210	$134,094,210	$—	$134,094,210
Special Mention	—	—	—	39,898,756	39,898,756	—	39,898,756
Substandard	—	—	—	28,061,351	28,061,351	26,788,172	54,849,523

Total Commercial Real Estate	$—	$—	$—	$202,054,317	$202,054,317	$26,788,172	$228,842,489

Construction
Pass	$—	$—	$—	$1,622,029	$1,622,029	$—	$1,622,029
Special Mention	—	—	—	19,544,913	19,544,913	—	19,544,913
Substandard	—	—	—	8,700,165	8,700,165	34,021,976	42,722,141

Total Construction	$—	$—	$—	$29,867,107	$29,867,107	$34,021,976	$63,889,083

Construction to Permanent
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	1,709,333	1,709,333	—	1,709,333
Substandard	1,127,875	—	1,127,875	6,114,000	7,241,875	1,379,835	8,621,710

Total Construction to Permanent	$1,127,875	$—	$1,127,875	$7,823,333	$8,951,208	$1,379,835	$10,331,043

Residential Real Estate
Pass	$198,357	$—	$198,357	$143,332,842	$143,531,199	$—	$143,531,199
Special Mention	2,907,285	—	2,907,285	2,088,700	4,995,985	—	4,995,985
Substandard	—	—	—	10,743,390	10,743,390	27,787,744	38,531,134

Total Residential Real Estate	$3,105,642	$—	$3,105,642	$156,164,932	$159,270,574	$27,787,744	$187,058,318

Consumer
Pass	$—	$—	$—	$37,109,997	$37,109,997	$—	$37,109,997
Special Mention	168,589	—	168,589	5,857,276	6,025,865	—	6,025,865
Substandard	—	—	—	588,887	588,887	1,092,976	1,681,863

Total Consumer	$168,589	$—	$168,589	$43,556,160	$43,724,749	$1,092,976	$44,817,725

Total	$4,402,106	$—	$4,402,106	$452,586,400	$456,988,506	$92,523,942	$549,512,448

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The following table summarizes impaired loans as of December 31, 2010:

	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance
2010
With no related allowance recorded:
Commercial	$1,077,512	$1,828,917	$—
Commercial Real Estate	12,770,033	13,052,924	—
Construction	14,060,251	15,133,253	—
Construction to Permanent	—	—
Residential	24,513,106	24,737,293	—
Consumer	1,516,977	1,883,585	—

Total:	$53,937,879	$56,635,972	$—

With an allowance recorded:
Commercial	$137,438	$151,633	$76,045
Commercial Real Estate	15,696,205	19,509,247	2,300,199
Construction	16,825,772	19,368,468	1,895,326
Construction to Permanent	1,379,835	1,425,000	183,835
Residential	12,706,762	12,826,248	1,556,077
Consumer	—	—	—

Total:	$46,746,012	$53,280,596	$6,011,482

Commercial	$1,214,950	$1,980,550	$76,045
Commercial Real Estate	28,466,238	32,562,171	2,300,199
Construction	30,886,023	34,501,721	1,895,326
Construction to Permanent	1,379,835	1,425,000	183,835
Residential	37,219,868	37,563,541	1,556,077
Consumer	1,516,977	1,883,585	—

Total:	$100,683,891	$109,916,568	$6,011,482

At December 31, 2010, the recorded investment of impaired loans was $100.7 million, with related allowances of $6.0 million.
Included in the table above at December 31, 2010, are loans with carrying balances of $53.9 million that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves at December 31, 2010 have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Note 5. Premises and Equipment
At December 31, 2010 and 2009, premises and equipment consisted of the following:

	2010	2009

Leasehold improvements	$8,014,802	$7,984,334
Furniture, equipment and software	6,205,687	6,100,927

	14,220,489	14,085,261
Less: accumulated depreciation and amortization	(8,950,177)	(7,489,534)

	$5,270,312	$6,595,727

For the years ended December 31, 2010, 2009 and 2008, depreciation and amortization expense related to premises and equipment totaled $1,498,334 $1,660,803 and $1,632,985, respectively.
Note 6. Other Real Estate Operations
At December 31, 2010 and 2009, the Company had other real estate owned of $16,408,787 and $19,073,993 respectively. Included in other real estate owned is $15,774,187 of residential construction properties. For the years ended December 31, 2010 and 2009, amounts charged to operations for other real estate owned totaled $2,286,948 and $793,781 respectively. There were no amounts charged to operations for 2008. A summary of other real estate operations for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Expenses of holding other real estate owned	$1,051,631	$837,781
Impairment write-downs on other real estate owned	1,084,023	—
Loss on sale of other real estate owned	164,494	—
Rental income from other real estate owned	(13,200)	(44,000)

Expense from other real estate operations	$2,286,948	$793,781

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Note 7. Deposits
At December 31, 2010 and 2009, deposits consisted of the following:

	Weighted		Weighted
	Average		Average
	Interest Rate	2010	Interest Rate	2009

Non-interest bearing	—	$51,058,373	—	$49,755,521

Interest bearing:
Time certificates, less than $100,000	1.79%	251,296,558	2.34%	305,719,484
Time certificates, $100,000 or more	1.91%	175,431,252	2.29%	202,493,307
Money market	0.15%	92,683,478	1.23%	112,017,987
Savings	0.42%	57,041,943	1.53%	69,766,296
NOW	0.08%	19,297,225	0.73%	21,581,697

Total interest bearing		595,750,456		711,578,771

Total deposits		$646,808,829		$761,334,292

Included in time certificates are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $2,879,838 and $18,871,451 at December 31, 2010 and 2009, respectively. These are considered brokered deposits. Pursuant to the Agreement described in Note 16, the level of deposits accepted from Bank customers, and the Bank’s participation in the CDARS program as an issuer of deposits to customers of other banks in the CDARS program, may not exceed 10% of total deposits.
Interest expense on deposits consists of the following:

	Year Ended December 31,
	2010	2009	2008

Time certificates, less than $100,000	$5,761,993	$11,696,972	$14,246,778
Time certificates, $100,000 or more	3,961,176	7,131,275	9,315,084
Money market	891,710	1,916,938	1,228,549
Savings	489,176	1,119,982	992,157
NOW	74,738	156,088	185,556

	$11,178,793	$22,021,255	25,968,124

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Contractual maturities of time certificates of deposit as of December 31, 2010 are summarized below:

	Weighted Average
	Interest Rate

Due within:
1 year	1.40%	$307,023,856
1-2 years	2.00%	33,517,976
2-3 years	3.90%	36,213,407
3-4 years	3.40%	34,801,376
4-5 years	2.40%	15,171,195

	1.80%	$426,727,810

Note 8. Borrowings
Federal Home Loan Bank borrowings
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At December 31, 2010, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities and loans delivered under collateral safekeeping to the FHLB at the time of the borrowing. The additional amount available under this agreement as of December 31, 2010 was $92,000,000. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. In addition, the Company has a $2,000,000 available line of credit with the FHLB. At December 31, 2010 and 2009, there were no advances outstanding under this line of credit. At December 31, 2010 and 2009, other outstanding advances from the FHLB aggregated $50,000,000 at interest rates ranging from 2.49% to 3.94%.
Repurchase agreements
At both December 31, 2010 and 2009, the Company had $7,000,000 of securities sold under agreements to repurchase bearing interest at a fixed rate of 4.3475%.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
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
The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at the three-month LIBOR plus 3.15% (3.452810% at December 31, 2010), mature on March 26, 2033. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. Interest is still being accrued and charged to operations. The Company may only defer the payment of interest for 20 consecutive quarters, or until March, 2014, and all accrued interest must be paid prior to or at completion of the deferment period.
The duration of the Trust is 30 years, with an early redemption feature at the Company’s option on a quarterly basis which commenced March 26, 2008. The Trust securities also bear interest at the three month LIBOR plus 3.15%.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Maturity of borrowings
The contractual maturities of the Company’s borrowings at December 31, 2010, by year, are as follows:

	Fixed	Floating
	Rate	Rate	Total

2011	$—	$—	$—
2012	10,000,000	—	10,000,000
2013	20,000,000	—	20,000,000
2014	—	—	—
2015	10,000,000	—	10,000,000
Thereafter	17,000,000	8,248,000	25,248,000

Total borrowings	$57,000,000	$8,248,000	$65,248,000

Note 9. Commitments and Contingencies
Operating leases
The Company has non-cancelable operating leases for its main office, eighteen other branch banking offices and additional space for administrative and operational activities, which expire on various dates through 2022. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. Under these lease agreements, the Company is required to pay certain executory costs such as insurance and property taxes. The Company also leases parking space under a non-cancelable operating lease agreement and certain equipment under cancelable and non-cancelable arrangements.
Future minimum rental commitments under the terms of these leases by year and in the aggregate, are as follows:

Years Ending
December 31,	Amount

2011	$2,855,356
2012	2,797,009
2013	2,476,084
2014	2,175,325
2015	1,594,123
Thereafter	2,625,886

$14,523,783

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Total rental expense, which is charged to operations on a straight line basis, for cancelable and non-cancelable operating leases was $3,239,518 $3,347,551 and $3,266,307 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company subleases excess space at two locations. Income from subleases included in non-interest expense was $26,715, $37,735 and $35,973 for the years ended December 31, 2010, 2009 and 2008, respectively.
Employment Agreements
President’s Agreement
Effective January 1, 2007, after the expiration of a previous employment agreement the Company and the Bank entered into a new employment agreement (the “Agreement”) with the Bank’s President and Chief Executive Officer that expired on December 31, 2009. The Agreement provided for, among other things, a stipulated base salary for each of the three years covered by the Agreement and a discretionary annual bonus to be determined by the Board of Directors. Simultaneous with the recapitalization of the Company, as contemplated in the Securities Purchase Agreement, on October 15, 2010 the President waived his right to a change of control payment and resigned his positions with the Company and the Bank.
Effective October 15, 2010 a new president and Chief Executive Officer of Bancorp and the Bank joined the Company. Although the framework of an employment agreement has been prepared, it has not been signed pending the completion by the Board of an executive compensation program that will be submitted to the regulators for approval.
Other Employment Agreements
In December 2007, the Company entered into an employment agreement with its Chief Financial Officer that expired on December 31, 2010. The agreement provided for, among other things, a stipulated base salary and annual discretionary bonuses as determined by the Board of Directors. The Chief Financial Officer continues in his position operating under the same terms and conditions of his previous contract pending the approval of the previously mentioned executive compensation program. In addition, the Chief Financial Officer has a change of control agreement that entitles the Chief Financial Officer to a lump sum payment of two and one-half times the greater of the Chief Financial Officer’s base salary at the time of a change of control or total compensation for the most recently completed fiscal year. The Chief Financial Officer waived his right to payment under the agreement for the October 15, 2010 recapitalization transaction.
In addition, three other executive officers of the Company have change of control agreements that entitle such officers to receive up to two times the greater of the officer’s base salary at the time or total compensation for the most recently completed fiscal year if a change of control occurs while such officers are full time officers of the Company or within six months following termination of employment other than for cause or by reason of death or disability. The three officers also waived their right to payment for the October 15, 2010 transaction.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Legal Matters
Neither the Company nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or the Bank is a party or any of its property is subject.
On October 9, 2009, a complaint captioned PNBK Holdings LLC v. Patriot National Bancorp, Inc. and Patriot National Bank was filed in the United States District Court, Southern District of New York (the “Federal Litigation”). PNBK Holdings LLC is a Delaware entity formed as the investment vehicle for an investor group led by Michael A. Carrazza (collectively, “Carrazza”). Carrazza also filed a complaint with the State of Connecticut Superior Court — Stamford Judicial District on October 9, 2009 captioned PNBK Holdings LLC and Michael A. Carrazza v. Patriot National Bancorp, Inc. and Patriot National Bank (the “Connecticut Litigation”). The complaint filed by Carrazza alleged, among other things, breach of the Letter of Intent, including a breach by the Company of the Letter of Intent’s exclusivity provision and the Company’s failure to enter into a definitive Securities Purchase Agreement (“SPA”). On December 16, 2009, the Company and Carrazza executed the SPA. As part of the execution of the SPA, the Federal Litigation was withdrawn with prejudice and the Connecticut Litigation was held in abeyance, pending the closing of the transaction. On October 15, 2010, the transaction closed and, as a result, the Connecticut Litigation was subsequently withdrawn. There are no outstanding claims or liabilities relating to these proceedings.
Note 10. Income Taxes
The components of the income tax provision (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Current
Federal	$—	$(6,410,852)	$1,954,300
State	225,000	—	851,478

Total	225,000	(6,410,852)	2,805,778

Deferred
Federal	—	6,333,524	(4,739,525)
State	—	2,291,078	(1,130,253)

Total	—	8,624,602	(5,869,778)

Provision (benefit) for income taxes	$225,000	$2,213,750	$(3,064,000)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
A reconciliation of the anticipated income tax benefit (computed by applying the statutory Federal income tax rate of 34% to loss before income taxes) to the income tax provision (benefit) as reported in the statements of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Benefit for income taxes at statutory Federal rate	$(5,159,100)	$(7,366,400)	$(3,459,700)
State taxes, net of Federal benefit	148,500	(1,072,500)	(522,300)
Dividends received deduction	(44,900)	(70,100)	(118,000)
Nondeductible expenses	8,600	26,700	40,700
Amortization of goodwill	—	—	(11,300)
Goodwill impairment	—	—	397,600
Change in cash surrender value of life insurance	(213,000)	(282,200)	(366,700)
Increase in valuation allowance	5,452,116	11,386,236	824,000
Other	32,784	(407,986)	151,700

Total provision (benefit) for income taxes	$225,000	$2,213,750	$(3,064,000)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
At December 31, 2010 and 2009, the tax effects of temporary differences that give rise to the Company’s deferred tax assets and deferred tax liabilities are as follows:

	2010	2009

Deferred tax assets:
Allowance for loan losses	$5,988,212	$6,151,809
Nonaccrual interest	5,125,083	2,069,151
Investment impairment charges	1,227,083	1,227,083
Premises and equipment	1,128,094	635,261
Accrued expenses	224,941	201,825
State NOL carryforward benefit	1,359,435	970,567
Federal NOL carryforward benefit	2,901,965	387,522
Federal AMT benefit estimate	317,704	408,662
Other	203,071	145,760

Gross deferred tax assets	18,475,588	12,197,640
Valuation allowance	(18,466,961)	(12,210,236)

Deferred tax assets, net of valuation allowance	8,627	(12,596)

Deferred tax liabilities
Investment securities	(795,169)	(503,401)
Other	(8,627)	(12,596)

Gross deferred tax liabilities	(803,796)	(515,997)

Deferred tax liability, net	$(795,169)	$(503,401)

The net deferred tax liability at December 31, 2010 and 2009 is included in accrued expenses and other liabilities in the consolidated balance sheets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The allocation of the deferred tax provision (benefit) items charged to operations and items charged directly to equity for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Deferred tax provision (benefit) allocated to equity	$291,768	$558,874	$(22,683)

Deferred tax provision (benefit) allocated to operations	—	8,624,602	(5,869,368)

Total deferred tax provision (benefit)	$291,768	$9,183,476	$(5,892,051)

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at December 31, 2010. The deferred tax position has been affected by several significant transactions in the past three years. These transactions include increased provision for loan losses, the increasing levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, the Company is in a cumulative net loss position at December 31, 2010, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $18.5 million against its deferred tax asset at December 31, 2010. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.
As measured under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50% change of ownership in 2010. Consequently, use of the Company’s net operating loss carryforward and certain built in deductions available against future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company’s fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. The Company is currently analyzing the impact of its recent ownership change. There is a full valuation allowance against the deferred tax assets as the Company does not believe that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred tax assets. Accordingly, the Company does not believe the analysis will result in a material impact to the consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Note 11. Goodwill and other intangible assets
The changes in the carrying amount of core deposit intangibles for the years ended December 31, 2010, and 2009 are as follows:

	2010	2009
Core Deposit Intangible:
Balance as of January 1,	69,108	85,896
Amortization expense	15,900	16,788

Balance as of December 31,	53,208	69,108

Total other intangible assets	$53,208	$69,108

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $15,900, $16,788 and $17,688, respectively. Expected future amortization expenses are as follows:

Years Ending
December 31,	Amount

2011	$15,012
2012	14,124
2013	13,236
2014	10,836

Total	$53,208

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
December 31, 2010, 2009 and 2008
Note 12. Cash Surrender Value of Life Insurance
The Bank has an investment in, and is the beneficiary of, life insurance policies. The purpose of these life insurance investments is to provide income through the appreciation in the cash surrender value of the policies on the lives of certain officers, directors and employees of the Bank. These policies have an aggregate cash surrender value of $20,348,332 and $19,859,732 at December 31, 2010 and 2009, respectively. These assets are unsecured and maintained in a separate account with one insurance carrier. Income earned on these life insurance policies aggregated $546,910, $724,627 and $941,421 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in non-interest income.
Note 13. Shareholders’ Equity
Common Stock
On December 16, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Bank and PNBK Holdings, LLC, a limited liability company controlled by Michael Carrazza (“Holdings”). Pursuant to the Securities Purchase Agreement, on October 15, 2010, the Company issued and sold to Holdings 33,600,000 shares of its common stock at a purchase price of $1.50 per share for an aggregate purchase price of $50,400,000. The shares sold to Holdings represent 87.6% of the Company’s current issued and outstanding common stock. Also in connection with that sale, certain directors and officers of both the Company and the Bank resigned and were replaced with nominees of Holdings and Michael Carrazza became Chairman of the Board of the Company.
In connection with that sale, the Company reduced the par value of its common stock to $0.01 per share and increased the number of its authorized common shares to 100,000,000. Also in connection with that sale, the Company entered into a Registration Rights Agreement with Holdings. The Registration Rights Agreement provides Holdings with customary demand, shelf and piggyback registration rights.
Pursuant to the Securities Purchase Agreement, the Company may pay one or more special stock dividends (a “Special Dividend”) to stockholders in the form of Company common stock. The amount of that Special Dividend would be based upon the net recoveries received by the Bank during the period beginning after June 30, 2009 and ending on June 30, 2011 from the charged off portion of loans on the Bank’s books on or prior to June 30, 2009, and would be determined by cash collections of those loans during that period, net of all fees and expenses. As of December 31, 2010, the majority of loans related to the Special Dividend have been resolved and net recoveries have not materialized to a level beyond the costs of administering the Special Dividend at this time. Accordingly, the Company will evaluate the total amount of net recoveries as of June 30, 2011 and determine if, in the aggregate, net recoveries, if any, are material to consider the Special Dividend at such time. Payment of the Special Dividend, if any, is also subject to consent from the Bancorp’s regulators.
The Special Dividend, if paid, would be paid to stockholders of record of the Company (excluding Holdings) on a record date established by the Board of Directors of the Company. The amount of the Special Dividend would equal the first $1,000,000 of net recoveries plus 50% of the net recoveries in excess of $1,000,000. The Special Dividend would be paid in shares of common stock valued at the greater of $1.50 or 75% of the Company’s book value per share on the last day of the calendar quarter in which the recovery was realized.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The Bank is currently party to an agreement with the Office of the Comptroller of the Currency (“OCC”), which restricts the Bank’s ability to pay dividends without the consent of the OCC. To date, the OCC has not consented to the Bank paying any dividends. In addition, the Company is party to an agreement with the Federal Reserve Bank of New York which also restricts the ability of the Company to pay dividends.
During 2009, there were no options exercised and 19,318 shares were issued to directors in payment of directors’ fees in the amount of $55,833. During 2008, 5,000 options were exercised resulting in proceeds to the Company of $50,551 and 3,270 shares were issued to directors in payment of directors’ fees of $49,932.
Stock Repurchase Program
In January of 2008, the Board of Directors authorized and approved the 2008 Stock Repurchase Plan, whereby the Company may repurchase up to 200,000 of its issued and outstanding common shares in the open market. The repurchase plan became effective in mid-February 2008. Pursuant to the terms of the Plan, Management’s discretion will determine the timing of the stock repurchase transactions, depending upon market conditions, share prices, and other factors including self-imposed blackout periods during which the Company and its insiders are prohibited from trading in the Company’s common stock. These repurchases may be commenced or suspended at any time or from time to time without prior notice. The Repurchase Plan is intended to be structured to conform to the safe harbor provisions of Securities and Exchange Commission Rule 10b-18.
Treasury Stock
During 2008, 11,705 shares of Bancorp stock were repurchased through the Stock Repurchase Program at an average share price of $13.67 resulting in disbursements of $160,025.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Loss Per Share
The following tables represent information about the computation of basic and diluted loss per share for the years ended December 31, 2010, 2009 and 2008:

	2010
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share

Loss attributable to common shareholders	$(15,398,945)	11,850,946	$(1.30)

	2009
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share

Loss attributable to common shareholders	$(23,879,606)	4,753,783	$(5.02)

For the years ended December 31, 2010 and 2009, there were no dilutive securities.

	2008
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share

Loss attributable to common shareholders	$(7,111,606)	4,748,873	$(1.50)

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
A summary of the status of the stock options at December 31, 2009 and 2008 is as follows:

	2009		2008
		Weighted -		Weighted -
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	55,000	$10.13	60,000	$10.13
Exercised	—		5,000	10.11
Expired	55,000	10.13	—

Outstanding at end of year	—		55,000	10.13

Exercisable at end of year	—		55,000	10.13

There was no intrinsic value of options outstanding and exercisable at December 31, 2008; the intrinsic value of options exercised during the twelve months ended December 31, 2008 was $21,900. There are no pro forma disclosures required for the twelve months ended December 31, 2010, 2009 and 2008, because there was no compensation expense attributed to these periods as no awards were granted or vested under this Plan during these periods.
Stock Appreciation Rights Plan
During 2001, the Company adopted the Patriot National Bancorp, Inc. 2001 Stock Appreciation Rights Plan (the “SAR Plan”), providing for the grant by the Company of stock appreciation rights to officers of the Company. Stock appreciation rights entitle the officers to receive, in cash or Company common stock, the appreciation in the value of the Company’s common stock from the date of grant. Each award vested at the rate of 20% per year from the date of grant. Any unexercised rights will expire ten years from the date of grant. During 2001, the Company granted a total of 18,000 stock appreciation rights to three Company executive officers. There was no expense in 2009 related to the SAR Plan. Due to the decline in the price of the Company’s stock, for the years ended December 31, 2008 and 2007, $89,000 and $126,000, respectively, were reversed for amounts accrued in prior years under the SAR Plan. At December 31, 2010 there are 12,000 vested, but unexercised rights under this plan.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
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
Note 14. 401(k) Savings Plan
The Company offers employees participation in the Patriot National Bank 401(k) Savings Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. The Company may make discretionary matching contributions of 50% up to 6% of the participants’ salary to the 401(k) Plan. Participants are immediately vested in their contributions and the Company’s contributions. The Company contributed approximately $206,000, $205,000 and $217,000 to the 401(k) Plan in 2010, 2009 and 2008, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
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
Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2010 and 2009:

	2010	2009

Commitments to extend credit:
Future loan commitments	$4,701,779	$3,378,751
Home equity line of credit	21,197,134	24,091,467
Unused lines of credit	7,721,359	10,477,677
Undisbursed construction loans	1,290,628	17,682,552
Financial standby letters of credit	52,000	1,112,600

	$34,962,900	$56,743,047

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial property, deposits and securities.
Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception. No liability related to guarantees was required to be recorded at December 31, 2010 or 2009.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Note 16. Regulatory and Operational Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2010 the Company and the Bank are categorized as “well capitalized” for these purposes. In addition, due to the Bank’s asset profile and current economic conditions in its markets, the Bank’s capital plan pursuant to the Agreement described below does target a minimum 9% Tier 1 leverage capital ratio.
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
In February 2009 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency. Under the terms of the Agreement, the Bank has appointed a Compliance Committee of outside directors and the Chief Executive Officer. The Committee must report quarterly to the Board of Directors and to the OCC on the Bank’s progress in complying with the Agreement. The Agreement requires the Bank to review, adopt and implement a number of policies and programs related to credit and operational issues. The Agreement further provides for certain asset growth restrictions for a limited period of time together with limitations on the acceptance of certain brokered deposits and the extension of credit to borrowers whose loans are criticized. The Bank may pay dividends during the term of the Agreement only with prior written permission from the OCC. The Agreement also requires that the Bank develop and implement a three-year capital plan. The Bank has taken or put into process many of the steps required by the Agreement, and does not anticipate that the restrictions included within the Agreement will impair its current business plan.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
In June 2010 the company entered into a formal written agreement (the “Reserve Bank Agreement”) with the Federal Reserve Bank of New York (the “Reserve Bank”). Under the terms of the Reserve Bank Agreement, the Board of Directors of the Company are required to take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank including taking steps to insure that the Bank complies with the Agreement with the OCC. The Reserve Bank Agreement requires the Company to submit, adopt and implement a capital plan that is acceptable to the Reserve Bank. The Company must also report to the Reserve Bank quarterly on the Company’s progress in complying with the Reserve Bank Agreement. The Agreement further provides for certain restrictions on the payment or receipt of dividends, distributions of interest or principal on subordinate debentures or trust preferred securities and the Company’s ability to incur debt or to purchase or redeem its stock without the prior written approval of the Reserve Bank. The Company has taken or put into process many of the steps required by the Reserve Bank Agreement, and does not anticipate that the restrictions included within the Reserve Bank Agreement will impair its current business plan.
The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2010 and 2009 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2010	Amount	Ratio	Amount	Ratio	Amount		Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$80,358	17.08%	$37,643	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	73,822	15.69%	18,822	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	73,822	9.16%	32,219	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$77,705	16.54%	$37,582	8.00%		$46,978	10.00%
Tier 1 Capital (to Risk Weighted Assets)	71,178	15.15%	18,791	4.00%		28,187	6.00%
Tier 1 Capital (to Average Assets)	71,178	8.84%	32,203	4.00%		40,253	5.00%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2009	Amount	Ratio	Amount	Ratio	Amount		Ratio

The Company:

Total Capital (to Risk Weighted Assets)	$51,072	8.58%	$47,620	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	42,971	7.22%	23,807	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	42,971	4.72%	36,416	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$51,056	8.58%	$47,605	8.00%		$59,506	10.00%
Tier 1 Capital (to Risk Weighted Assets)	42,960	7.22%	23,801	4.00%		35,701	6.00%
Tier 1 Capital (to Average Assets)	42,960	4.72%	36,407	4.00%		45,508	5.00%
On October 15, 2010, the Company issued and sold to PNBK Holdings LLC, 33,600,000 shares of its common stock at a purchase price of $1.50 per share. The shares sold to PNBK Holdings LLC represent 87.6% of the Company’s current issued and outstanding common stock. As a result of the additional capital, the Bank’s capital ratios increased significantly and helped return it to a “well capitalized” classification. Another factor of this transaction is that the Company has a new Chairman of the Board of Directors, as well as a new President and CEO. These changes to management are key components to the recovery plan and will help the Bank reach its goal of restored profitability.
Restrictions on dividends, loans and advances
The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of December 31, 2010, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The Company’s ability to pay dividends and incur debt is also restricted by the Reserve Bank Agreement. Under the terms of the Reserve Bank Agreement, the Company has agreed that it shall not declare or pay any dividends or incur, increase or guarantee any debt without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation (the “Director”) of the Board of Governors.
Loans or advances to the Company from the Bank are limited to 10% of the Bank’s capital stock and surplus on a secured basis.
Recent Legislative Developments
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010. The Act is a significant piece of legislation that will have major effects on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies. Management is currently evaluating the impact of the Act; however, uncertainty remains as to its operational impact, which could have a material adverse impact on the Company’s business, results of operations and financial condition. Many of the provisions of the Act are aimed at financial institutions that are significantly larger than the Company, and the Bank. Notwithstanding this, there are many other provisions that the Company and the Bank are subject to and will have to comply with, including any new rules applicable to the Company, and the Bank promulgated by the Bureau of Consumer Financial Protections, a new regulatory body dedicated to consumer protection. As rules and regulations are promulgated by the agencies responsible for implementing and enforcing the Act, the Company and the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Changes in loans outstanding to such related parties during 2010 and 2009 are as follows:

	2010	2009

Balance, beginning of year	$3,540,593	$3,446,683
Additional Loans	184,257	226,062
Repayments	(210,390)	(132,152)

Balance, end of year	$3,514,460	$3,540,593

Related party deposits aggregated approximately $3,131,000 and $4,150,000 as of December 31, 2010 and 2009, respectively.
The Company leases office space to a director of the Company under two leases. Rental income under these leases for the years ended December 31, 2010, 2009 and 2008, was approximately $26,700, $26,700 and $24,400 respectively.
During 2009 and 2008, the Company paid legal fees of approximately $2,700 and $5,100 respectively, to an attorney who is a director of the Company. During 2010, the Company did not have a need for his legal services.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Note 18. Other Comprehensive Income
Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	2010
	Before Tax		Net of Tax
	Amount	Tax Effect	Amount

Unrealized holding gain arising during the period	$767,812	$(291,768)	$476,044

Unrealized holding gain on available for sale securities	$767,812	$(291,768)	$476,044

	2009
	Before Tax		Net of Tax
	Amount	Tax Effect	Amount

Unrealized holding gain arising during the period	$1,921,934	$(730,334)	$1,191,600

Less reclassification adjustment for gains recognized in income	$(451,214)	$171,461	$(279,753)

Unrealized holding gain on available for sale securities	$1,470,720	$(558,873)	$911,847

	2008
	Before Tax		Net of Tax
	Amount	Tax Effect	Amount

Unrealized holding losses arising during the period	$(3,226,977)	$1,256,341	$(1,970,636)

Add reclassification adjustment for losses recognized in net income	3,167,285	(1,233,659)	1,933,626

Unrealized holding loss on available for sale securities	$(59,692)	$22,682	$(37,010)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
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
Loans: For variable rate loans, which reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using the period end rates, estimated by using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.
Other Real Estate Owned: The fair value of the Company’s other real estate owned (“OREO”) properties is based on the estimated current property valuations less estimated selling costs. When the fair value is based on current observable appraised values, OREO is classified within Level 2. The Company classifies the OREO within Level 3 when unobservable adjustments are made to appraised values. The Company does not record other real estate owned at fair value on a recurring basis.
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
December 31, 2010, 2009 and 2008
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
Off-balance sheet instruments: Fair values for the Company’s off-balance-sheet instruments (lending commitments) are based on interest rate changes and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The Company does not record its off-balance-sheet instruments at fair value on a recurring basis.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The following table details the financial assets measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	December 31, 2010

Securities available for sale	$—	$40,564,700	$—	$40,564,700

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Securities available for sale	$—	$48,829,981	$—	$48,829,981

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The following table reflects assets measured at fair value on a non-recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2010

December 31, 2010

Impaired Loans (1)	$—	$—	$30,999,865	$30,999,865

Other real estate owned (2)	$—	$—	$10,103,199	$10,103,199

December 31, 2009

Impaired Loans (1)	$—	$—	$49,322,844	$49,322,844

Other real estate owned (2)	$—	$—	$19,073,993	$19,073,993

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.

(2)	Represents carrying value for which adjustments are based on the appraised value of the property.
The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
The estimated fair value amounts have been measured as of December 31, 2010 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 (in thousands):

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing deposits due from banks	$4,613	$4,613	$19,466	$19,466
Interest-bearing deposits due from banks	131,711	131,711	78,070	78,070
Federal funds sold	10,000	10,000	10,000	10,000
Short-term investments	453	453	264	264
Other Investments	3,500	3,500	—	—
Available-for-sale securities	40,565	40,565	48,830	48,830
Federal Reserve Bank stock	1,192	1,192	1,840	1,840
Federal Home Loan Bank stock	4,508	4,508	4,508	4,508
Loans receivable, net	534,531	542,360	645,206	644,977
Accrued interest receivable	2,512	2,512	3,236	3,236

Financial Liabilities:
Demand deposits	$51,058	$51,058	$49,756	$49,756
Savings deposits	57,042	57,042	69,766	69,766
Money market deposits	92,683	92,683	112,018	112,018
NOW accounts	19,297	19,297	21,582	21,582
Time deposits	426,728	432,466	508,213	512,524
FHLB borrowings	50,000	51,195	50,000	50,270
Securities sold under repurchase agreements	7,000	7,796	7,000	7,778
Subordinated debt	8,248	8,248	8,248	8,248
Accrued interest payable	729	729	505	505
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Off-balance-sheet instruments
Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2010 and 2009. The estimated fair value of fee income on letters of credit at December 31, 2010 and 2009 was insignificant.
Note 20. Condensed Parent Company Only Financial Statements
The following represent the condensed parent company only balance sheets as December 31, 2010 and 2009, and condensed statements of operations and cash flows for the years ended December 31, 2010, 2009, and 2008.
CONDENSED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and due from banks	$2,863,488	$21,275
Investment in subsidiaries	72,890,128	44,202,870
Other assets	592,213	1,258,385

Total assets	$76,345,829	$45,482,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings	8,248,000	8,248,000
Accrued expenses and other liabilities	925,641	1,373,220
Shareholders’ equity	67,172,188	35,861,310

Total liabilities and shareholders’ equity	$76,345,829	$45,482,530

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Revenues
Dividends from subsidiary bank	$—	$—	$920,838

Total revenue	—	—	920,838

Expenses
Interest on subordinated debt	297,209	341,426	552,118
Other expenses	312,950	30,745	30,531

Total expenses	610,159	372,171	582,649

(Loss) income before equity in undistributed net loss of subsidiaries	(610,159)	(372,171)	338,189

Equity in undistributed net loss of subsidiaries	(14,788,786)	(23,507,435)	(7,449,795)

Net loss	$(15,398,945)	$(23,879,606)	$(7,111,606)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash Flows from Operating Activities
Net loss	$(15,398,945)	$(23,879,606)	$(7,111,606)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in undistributed loss of subsidiaries	14,788,786	23,507,435	7,449,795
Payment of fees to directors in common stock	—	55,833	49,932
Change in assets and liabilities:
Decrease (increase) in other assets	666,172	(811,352)	3,293
(Decrease) increase in accrued expenses and other liabilities	(447,579)	1,320,059	(5,566)

Net cash (used in) provided by operating activities	(391,566)	192,370	385,848

Cash Flows from Investing Activities
Net investment in bank subsidiary	(43,000,000)	(55,833)	(49,932)

Net cash used in investing activities	(43,000,000)	(55,833)	(49,932)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	46,233,779	—	51,826
Payment to repurchase common stock	—	—	(160,025)
Dividends paid on common stock	—	(213,453)	(854,497)
Other	—	(908)	—

Net cash provided by (used in) financing activities	46,233,779	(214,361)	(962,696)

Net increase (decrease) in cash and cash equivalents	2,842,213	(77,824)	(626,780)

Cash and cash equivalents
Beginning	21,275	99,099	725,879

Ending	$2,863,488	$21,275	$99,099

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$—	$346,086	$557,476

Accrued dividends declared on common stock	$—	$—	$212,546

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2010, 2009 and 2008
Note 21. Subsequent Events (unaudited)
On February 25, 2011, the Company entered into a Purchase and Sale Agreement with an investor, (the “Purchaser”), pursuant to which the Company will sell to the Purchaser, a specified number of non-performing loans and other real estate owned (the “Assets”). As of February 25, 2011, the Assets had an aggregate net book value of $72.1 million. The aggregate sale price for the Assets amounts to $65.0 million, resulting in an estimated loss of $7.1 million. The sale of the Assets to the Purchaser is conditioned upon, among other things, the OCC having no supervisory objection to the proposed sale, and is expected to close prior to March 31, 2011.
In a related restructuring, the Company also announced on February 25, 2011 the consolidation of four branches to reduce operating costs. All customer accounts in the affected branches will be transferred to nearby branches to minimize any inconvenience to the Company’s customers. The Company notified employees of its planned closings, and the Company anticipates that it will incur a pre-tax earnings charge of $3.0 million in restructuring charges. The consolidations are expected to be completed prior to June 30, 2011.

