Form 10-K/A
period 2010-12-31
PATRIOT NATIONAL BANCORP INC
filed 2011-04-29
CIK 1098146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-29599
PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 Bedford Street
Stamford, Connecticut 06901
(Address of principal executive offices) (Zip Code)
(203) 324-7500
Registrant’s telephone number
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.01 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,415,115 based on the last sale price of the common stock as of June 30, 2010 (the last business day of the most recently completed second fiscal quarter).
There were 38,362,727 shares of our Common Stock issued and outstanding as of February 28, 2011
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The annual report on Form 10-K of Patriot National Bancorp, Inc. (“Patriot”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2010, was originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2011, and this Amendment No. 1 is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after March 23, 2011, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.
As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 29, 2011 in connection with this Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 29, 2011.

PART III
DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS
Our executive officers and directors are as follows:

Name	Age	Position

Michael A. Carrazza	45	Chairman of the Board of Directors

Christopher D. Maher	44	President and Chief Executive Officer and Director

Robert F. O’Connell	62	Senior Executive Vice President, Chief Financial Officer and Director

Phillip W. Wolford	63	Secretary

Martin G. Noble	61	Executive Vice President of the Bank

Todd C. Scaccia	49	Vice President and Controller

Edward N. Constantino	64	Director

Kenneth T. Neilson	62	Director

Emile Van den Bol	47	Director

Michael Weinbaum	43	Director
Background of Officers and Directors
Michael A. Carrazza
Mr. Carrazza has been Chairman of the Board of Directors of the Company since 2010. Through PNBK Sponsor, Mr. Carrazza manages PNBK Holdings, the Company’s largest shareholder. Mr. Carrazza is also founder and CEO of Solaia Capital Advisors, an investment management company specializing in the acquisition and operational enhancement of middle market businesses. In 2004, he co-founded Bard Capital Group where he sponsored several transactions in the industrial sector. Mr. Carrazza currently serves as a director of AmQuip Crane Rental. From 2001 until 2003, he was principal at The GlenRock Group, a middle market investment firm, where he structured and financed the buyout of International Surface Preparation Group, Inc. (“ISPC”) from U.S. Filter/Vivendi. He subsequently worked at ISPC as Vice President in the office of the Chairman, managing the company’s financings, restructure and subsequent sale in 2006.
Christopher D. Maher
Mr. Maher has been President, Chief Executive Officer and a director of the Company since 2010. Prior to that, Mr. Maher was Executive Vice President and in charge of the retail banking for Dime Community Bancshares, Inc. and the Dime Savings Bank of Williamsburgh since 2005, and was named EVP and Chief Retail Officer in January 2009. Mr. Maher’s banking experience includes work for several New York City metropolitan area banks, including The Dime Savings Bank of New York, Chemical Bank, and Chatham Savings. Mr. Maher was a Senior Vice President in the Retail Banking division of The Dime Savings Bank of New York, where he served from 1989 through 2000. Mr. Maher is a former Director of the IFX Forum, a financial services technology standards organization and serves as Chairman of The Board of Trustees for Helen Keller Services for the Blind, an organization he has served since 1998.
Robert F. O’Connell
Mr. O’Connell has served as Patriot’s director and Senior Executive Vice President and Chief Financial Officer since 2001 and as Patriot’s Executive Vice President and Chief Financial Officer from 2000 to 2001. He has also served as a director and Senior Executive Vice President and Chief Financial Officer of the Bank since 2001 and as Executive Vice President and Chief Financial Officer of the Bank from 2000 to 2001. From 1994 to 2000, Mr. O’Connell served as Senior Vice President and Chief Financial Officer of New Canaan Bank and Trust Company and Treasurer/Senior Financial Officer of its successor, Summit Bank, New Canaan, Connecticut. His banking and financial experience are valuable to the Board’s overall capabilities.

Philip W. Wolford
Mr. Wolford has served as Patriot’s Chief Compliance Officer and Secretary since October 2010. He has also served as Chief Operating Officer and Secretary of the Bank since September 2000. Mr. Wolford was Patriot’s President and Secretary from December 1999 until June 2000. He was President and Chief Executive Officer of the Bank from September 1994 until June 1999 and Secretary of the Bank from September 1998 until September 2000 and President of the Bank from August 1999 until September 2000. Mr. Wolford served as a director of Patriot from 1999 to 2010 and as a director of the Bank from 1994 to 2010. His long-tenure with the Bank as well as his banking and financial experience are valuable to the Board’s overall capabilities.
Martin G. Noble
Mr. Noble has served as Executive Vice President and Chief Lending Officer of the Bank since February 1999.
Todd C. Scaccia
Mr. Scaccia has served as Vice President of Patriot and the Bank since February 2008 and Vice President and Controller since April 1, 2008. From 2006 to 2007, he served as Controller for Home Funding Group, a mortgage broker. From 2005 to 2006, he served as Vice President and Chief Financial Officer for VakifBank, New York Branch, a Turkish bank. From 2004 to 2005, he served as Vice President of Accounting at Abbey National Treasury Services, a British bank. From 2000 to 2004, he served as Vice President and Controller of LBS Bank, a Slovenian bank.
Edward N. Constantino
Mr. Constantino has over 40 years of audit, advisory and tax experience working for two major accounting firms, Arthur Anderson LLP and KPMG LLP. Mr. Constantino retired from KPMG in late 2009, where he was an Audit Partner in charge of the Firm’s real estate and asset management businesses. Mr. Constantino’s specific skills including auditing national and multinational organizations, internal control and compliance, financial reporting, regulatory reporting, risk management, asset valuation, accounting and finance and transaction structuring. He is a licensed CPA, a Member of the American Institute of Certified Public Accountants and a Member of the New York State Society of Public Accountants. He is currently a Member of the Board of Trustees and the Audit Committee Chairman of St. Francis College.
Kenneth T. Neilson
Mr. Neilson is the retired President, Chairman and CEO of Hudson United Bank and Hudson United Bancorp where he served for 23 years. After becoming President and CEO in 1989, Mr. Neilson led Hudson United Bancorp from a one state, 15 branch network with $500 million in assets, to a premiere franchise spanning four states with over 200 branch locations and an asset size of $9 billion by 2006 when it was sold to TD Banknorth. Mr. Neilson currently serves as a Board Member of Quinnipiac University.
Emile Van den Bol
Mr. Van den Bol is currently the Chief Executive Officer of Brooklawn Capital, LLC. Brooklawn Capital is an investment management company which advises and invests in securities. Mr. Van den Bol recently retired as Managing Director of the Commercial Real Estate Group of Deutsche Bank Securities, Inc. Mr. Van den Bol joined Deutsche Bank in 2001 as Managing Director and held several executive positions of the Firm including Global Head Commercial Real Estate CDO Group and Member of the Global Commercial Real Estate Executive Committee. Mr. Van den Bol was from 2005 to 2009 a Governor of the Board of the Commercial Mortgage Securities Association. From 1996 to 2001 Mr. Van den Bol was employed by Lehman Brothers where he held a number of positions including Head of Esoteric Principal Finance Group and Co-Head of Lehman Brothers Franchise Conduit. Mr. Van den Bol was a member of Morgan Stanley’s Structured Finance Group from 1991 to 1996.
Michael J. Weinbaum
Mr. Weinbaum has been the Vice President of Real Estate Operations for United Capital Corp. for more than twenty years. Mr. Weinbaum has extensive experience in real estate operations and transactions. He is a member of the International Council of Shopping Centers and has been a member of United Capital’s Board of Directors since 2005.

There are no family relationships among our executive officers and directors. None of our executive officers or directors has, during the past five years:
(a)
had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of, such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(b)	been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

(d)
been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the issued and outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all Section 16(a) forms to the Company. No Form 3 or 4 filings are known to be late for any of the directors, officers and beneficial owners of more than 10 percent of any class of equity securities of the Company.
Nominations to the Board of Directors
Stockholders may recommend individuals to the Nominating and Corporate Governance Committee of the Board of Directors for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials, to the Nominating Committee, c/o Corporate Secretary, Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, Connecticut 06901.
Code of Ethics
We have a Code of Ethics that governs all of our employees, including our CEO, CFO, principal accounting officer or persons performing similar functions. We will provide a copy of our Code of Ethics free of charge to any person upon written request to us at the following address: 900 Bedford Street, Stamford, Connecticut 06901; Attn: Chief Financial Officer.
Board of Directors
The Board of Directors currently consists of seven members. Directors serve until their successors are duly elected or appointed. The Board of Directors has designated a Compensation Committee, Audit Committee, Nominating and Corporate Governance Committee and Executive Committee of the Board. Messrs. Neilson (chairman), Carrazza and Constantino are members of the Compensation Committee; Messrs. Constantino (chairman) and Neilson are members of the Audit Committee; Messrs. Van den Bol (chairman), Carrazza and Constantino are members of the Nominating and Corporate Governance Committee; and Messrs Carrazza (chairman), Constantino, Maher, Neilson and Van den Bol are members of the Executive Committee of the Board.
Audit Committee Financial Expert
Our Board of Directors has determined Edward N. Constantino to be the financial expert serving on our Audit Committee.

Item 11.	Executive Compensation
EXECUTIVE COMPENSATION
Summary Compensation Table
The table below sets forth, for the last two fiscal years, the compensation earned by our Chief Executive Officer, the two other executive officers who received the highest annual compensation and two officers who would have been listed in this table had they been officers at the end of the year. Certain of the named executive officers (the “Named Executive Officers”) are entitled to certain payments in connection with resignation, retirement or other termination, as described more fully under the heading “Agreements with Executive Officers and Consultants.”

						Non-Equity	Nonqualified
Name and						Incentive	Deferred	All Other
Principal		Salary		Stock	Option	Plan	Compensation	Annual
Position(s)	Year	(3)	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Christopher D. Maher (1)	2010	$67,682	$-0-	$0	$-0-	$-0-	$-0-	$2,500		$70,182
President and CEO	2009	$	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$

Robert F. O’Connell	2010	$253,323	$-0-	$-0-	$-0-	$-0-	$-0-	$7,423		$260,746
Senior Executive Vice President and	2009	$253,323	$-0-	$-0-	$-0-	$-0-	$-0-	$7,415		$260,738
Chief Financial Officer

Martin G. Noble	2010	$210,000	$-0-	$-0-	$-0-	$-0-	$-0-	$6,365		$216,365
Executive Vice President of the Bank	2009	$210,000	$-0-	$-0-	$-0-	$-0-	$-0-	$6,360		$216,360

Angelo De Caro (2)	2010	$277,017	$-0-	$-0-	$-0-	$-0-	$-0-	$94		$277,111
Former Chairman and Chief Executive Officer	2009	$300,000	$-0-	$-0-	$-0-	$-0-	$-0-	$101		$300,101

Charles F. Howell (2)	2010	$281,137	$-0-	$-0-	$-0-	$-0-	$-0-	$60		$281,197
Former President and Vice Chairman	2009	$290,000	$-0-	$-0-	$-0-	$-0-	$-0-	$58		$290,058

(1)	Mr. Maher has been employed by the Company since October 15, 2010.

(2)	Mr. DeCaro was employed by the Company through November 1, 2010 and Mr. Howell was employed by the Company through November 26, 2010.

(3)
Amounts disclosed in this column include amounts deferred under the Patriot National Bank 401(k) Plan. Patriot periodically reviews, and may increase, base salaries in accordance with the terms of employment agreements with each of Patriot’s named executive officers. Annual base salaries for 2010 were Mr. Maher — $375,000; Mr. DeCaro — $300,000; Mr. Howell — $290,000; Mr. O’Connell — $250,000; and Mr. Noble — $210,000.

Agreements with Executive Officers
Effective October 15, 2010, Christopher Maher was named president and Chief Executive Officer of Bancorp and the Bank. Although the framework of an employment agreement has been prepared, it has not been signed pending the completion by the Board of an executive compensation program that will be submitted to the regulators for approval.
In December 2007, the Company entered into an employment agreement with Robert F. O’Connell as its Chief Financial Officer. That agreement expired on December 31, 2010. The agreement provided for, among other things, a stipulated base salary and annual discretionary bonuses as determined by the Board of Directors. His agreement also provided that if his employment would be terminated without cause (as defined in the agreement), he would be entitled to receive a lump sum payment equal to the greater of the aggregate salary payments that would be made to him for the remaining term of the agreement or 12 months of his stipulated base salary at the time of termination. Mr. O’Connell continues in his position while the Company and Mr. O’Connell address employment arrangements which require the approval of the previously mentioned executive compensation program. In addition, Mr. O’Connell has a change of control agreement that entitles him to a lump sum payment of two and one-half times the greater of his base salary at the time of a change of control or total compensation for the most recently completed fiscal year. He waived his right to payment under the agreement for the October 15, 2010 recapitalization transaction.
In addition, Martin Noble has a change of control agreement that entitles him to receive up to two times the greater of his base salary at the time or total compensation for the most recently completed fiscal year if a change of control occurs while he is a full time officer of the Company or within six months following termination of employment other than for cause or by reason of death or disability. He also waived his right to payment for the October 15, 2010 transaction.
Payments under each of the agreements are capped so as not to exceed the limits of Section 280G of the Internal Revenue Code. The exercise of rights under a change of control agreement by any executive officer will not result in adverse tax consequences to Patriot under Section 280G of the Internal Revenue Code of 1986, as amended.

Potential Payments Upon Termination or Change of Control
Patriot and/or the Bank have entered into certain agreements and maintain certain plans that will require the payment of compensation to Named Executive Officers in the event of a termination of employment or a change of control of Patriot. The amount of compensation payable to each Named Executive Officer in each situation is listed in the tables below. The disclosures assume a payment event having occurred on December 31, 2010
The following table describes the potential payments upon termination or a deemed change of control (“COC”) of Patriot for Robert F. O’Connell:

					Involuntary
			Involuntary		or Good
Executive Benefits and			Not for		Reason
Payments Upon	Voluntary	Normal	Cause	For Cause	Termination	Death or
Termination	Termination	Retirement	Termination	Termination	(COC)	Disability

Compensation:
Cash	$0	$0	$250,000	$0	$625,000	$125,000
Non-Cash	$0	$0	$0	$0	$0	$0
Benefits and Perquisites:	$0	$0	$0	$0	$0	$0
Total:	$0	$0	$250,000	$0	$625,000	$125,000
The following table describes the potential payments upon termination or a deemed change of control (“COC”) of Patriot for Martin G. Noble:

					Involuntary
			Involuntary		or Good
Executive Benefits and			Not for		Reason
Payments Upon	Voluntary	Normal	Cause	For Cause	Termination	Death or
Termination	Termination	Retirement	Termination	Termination	(COC)	Disability

Compensation:
Cash	$0	$0	$0	$0	$420,000	$0
Non-Cash	$0	$0	$0	$0	$0	$0
Benefits and Perquisites:	$0	$0	$0	$0	$0	$0
Total:	$0	$0	$0	$0	$420,000	$0
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
2001 Stock Appreciation Rights Plan
In 2001, Patriot adopted the Patriot National Bancorp, Inc. 2001 Stock Appreciation Rights Plan. Under the terms of the plan, Patriot may grant stock appreciation rights, or SARs, to Patriot officers that entitle them to receive upon exercise, in cash or shares of common stock, the appreciation in the value of the common stock from the date of grant. Each award vests at the rate of 20% per year from the date of grant. Any unexercised rights will expire ten years from the date of grant. As of December 31, 2010, there were 12,000 SARs issued and outstanding.

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
In the event of a change of control, each SAR will become fully vested and, in the case of SARs will become immediately exercisable.
The following tables present information about stock awards made to the Named Executive Officers:
Outstanding Equity Awards at Fiscal Year-End

	Option Awards (1)					Stock Awards (1)
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity					Awards:	Payout
			Incentive					Number of	Value of
			Plan Awards				Market	Unearned	Unearned
	Number of	Number of	Number of			Number of	Value of	Shares,	Shares,
	Securities	Securities	Securities			Shares or	Shares or	Units or	Units or
	Underlying	Underlying	Underlying			Units of	Units of	Other	Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Christopher D. Maher	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Angelo De Caro	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Charles F. Howell	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert F. O’Connell	6,000	-0-	-0-	8.54	03/31/2011	-0-	-0-	-0-	-0-

Martin G. Noble	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	All awards shown above are settled in cash. The items shown in column (b) represent stock appreciation rights.

Director Compensation
The following table details the compensation paid to or accrued for each of Patriot’s non-management directors in 2010:

					Change in
					Pension Value
					and
				Non-Equity	Nonqualified
	Fees Earned or	Cash	Option	Incentive Plan	Deferred	All Other
	Paid in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)(1)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John J. Ferguson	11,800	10,000	-0-	-0-	-0-	176	21,976
John A. Geoghegan	11,600	10,000	-0-	-0-	-0-	125	21,725
L. Morris Glucksman	11,600	10,000	-0-	-0-	-0-	80	21,680
Michael F. Intrieri	20,800	10,000	-0-	-0-	-0-	101	30,901
Raymond B. Smyth	21,500	10,000	-0-	-0-	-0-	-0-	31,500
Edward N. Constantino	11,354	-0-	-0-	-0-	-0-	-0-	11,354
Kenneth T. Neilson	10,729	-0-	-0-	-0-	-0-	-0-	10,729
Emile Van den Bol	10,521	-0-	-0-	-0-	-0-	-0-	10,521
Michael J. Weinbaum	11,854	-0-	-0-	-0-	-0-	-0-	11,854

(1)	Represents imputed income from life insurance premiums.
Messrs. Ferguson, Geoghegan, Glucksman, Intrieri and Smyth served as directors of the Company until October 15, 2010, and were paid the amounts set forth in the table. Messrs. Constantino, Neilson, Van den Bol and Weinbaum served as directors beginning October 15, 2010, and the amounts set forth in the table have been accrued as of December 31, 2010, but paid in 2011.
Patriot’s directors who are also executive officers do not receive compensation for service on the board of directors or any of its committees. Non-employee directors of Patriot receive $750 for each board meeting in which they participate and fees ranging from $250 to $500 for each committee meeting in which they participate. In addition, non-employee directors who serve as the chair of a committee receive additional fees ranging from $2,000 to $6,000 per year.
Non-employee directors serving on the Board prior to October 15, 2010 received an annual cash award of $10,000 in June 2010. Patriot paid and/or accrued for fees totaling $172,240 during the fiscal year ended December 31, 2010.
Our directors are also reimbursed for reasonable and necessary out-of-pocket expenses incurred in connection with their service to us, including travel expenses.

Securities Authorized for Issuance under Equity Compensation Plans
The Company has no securities authorized for issuance under equity compensation plans.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The table below provides certain information about beneficial ownership of common stock of the Company as of April 26, 2011 with respect to: (i) each person, or group of affiliated persons, who is known to the Company to own more than five percent (5%) of Company common stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s directors and executive officers as a group.
Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of common stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 38,362,727 shares of common stock outstanding. In computing the number of shares of common stock beneficially owned by a person and applicable percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of April 26, 2011. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each shareholder is in care of Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, CT 06901.

	Shares of Common Stock
	Beneficially Owned
Beneficial Owner	Shares		Percent of Class

Michael A. Carrazza	33,612,961	(1)	87.6%

Edward N. Constantino	10,000		*

Angelo De Caro	606,300	(2)	1.6%

Charles F. Howell	63,050		*

Christopher D. Maher	11,000		*

Kenneth T. Neilson	7,700	(3)	*

Martin G. Noble	1,911		*

Robert F. O’Connell	27,948		*

Emile Van den Bol	430		*

Todd C. Scaccia	0		*

Michael J. Weinbaum	50,000		*

Philip W. Wolford	12,873	(4)	*

All Directors and Executive Officers	34,404,173		89.7%

*	Less than one percent (1%)

(1)
Includes 33,600,000 shares held by PNBK Holdings LLC (“Holdings”). Mr. Carrazza is the manager of PNBK Sponsor LLC (“Sponsor”), which is the manager of Holdings; therefore, Mr. Carrazza may be deemed to indirectly beneficially own the shares directly owned by Holdings. Holdings has sole voting and dispositive power with regard to all 33,600,000 shares; Sponsor and Carrazza have shared voting and shared dispositive power of said shares.

(2)	Includes 20,000 shares held by Mr. De Caro as trustee for others.

(3)	Includes 7,700 shares held by Neilson Holdings LP (“NH”). Mr. Neilson is the general partner of NH; therefore, Mr. Neilson may be deemed to indirectly beneficially own the shares held by NH.

(4)	Includes 84 shares held in joint tenancy with Regine Vantieghem, Mr. Wolford’s wife; and 302 shares owned solely by Regine Vantieghem over which Mr. Wolford disclaims beneficial ownership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Directors and Officers of Patriot
In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). The total amount of loans to officers and directors outstanding as of December 31, 2010 was $3,514,460. In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination these loans neither involved more than the normal risk of collectibility nor presented any other unfavorable features.
Information about transactions involving related persons is assessed by Patriot’s independent directors. Related persons include Patriot’s directors and executive officers as well as immediate family members of directors and officers. If the independent directors approve or ratify a material transaction involving a related person, then the transaction would be disclosed in accordance with the SEC rules. If the related person is a director, or a family member of a director, then that director would not participate in those discussions.
Board Independence
We are subject to the listing standards of the SEC rules pertaining to director independence, and we believe that Messrs. Constantino, Neilson, Van den Bol and Weinbaum are “independent” directors as that term is defined by applicable listing standards of the Nasdaq stock market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14.	Principal Accounting Fees and Services
The following table sets forth the fees we paid to KPMG LLP and McGladrey & Pullen, LLP, two independent registered public accounting firms, with respect to our fiscal years ended December 31, 2010 and 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other services rendered.

	Year Ended
	December 31, 2010	December 31, 2009

Audit fees (1)	$495,193	$448,864
Audit-related fees	—	—
Tax fees (2)	38,600	28,350
All other fees (3)	—	6,900

Total fees	$533,793	$484,114

(1)
Audit fees with respect to the year ended December 31, 2010 represent payments made by Patriot to KPMG LLP and McGladrey & Pullen, LLP for professional services. Audit fees with respect to the year ended December 31, 2009 represent payments made by Patriot to McGladrey & Pullen, LLP for professional services. The payments were approved by the Audit Committee.

(2)
Tax fees with respect to the year ended December 31, 2010 represent payments made by Patriot to KPMG LLP and RSM McGladrey, Inc. for their preparation of Patriot’s federal and state income tax returns. Tax fees with respect to the year ended December 31, 2009 represent payments made by Patriot to RSM McGladrey, Inc. for their preparation of Patriot’s federal and state income tax returns. The payments were approved by the Audit Committee.

(3)	All other fees for the year ended December 31, 2009 are comprised of payments for assistance with investor due diligence. These amounts were approved by the Audit Committee

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Company’s independent registered public accountants. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.
Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its external auditor.
The Audit Committee approved the audit-related fees, tax fees and all other fees set forth above for the year ended December 31, 2010.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(b) Index to Exhibits

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT NATIONAL BANCORP, INC.
Date: April 29, 2011	By:	/s/ Christopher D. Maher
Christopher D. Maher
President and Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Maher Christopher D. Maher	President and Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2011

/s/ Robert F. O’Connell Robert F. O’Connell	Senior Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	April 29, 2011

/s/ Todd C. Scaccia Todd C. Scaccia	Vice President and Controller	April 29, 2011

/s/ Michael A. Carrazza Michael A. Carrazza	Chairman of the Board of Directors	April 29, 2011

/s/ Edward N. Constantino Edward N. Constantino	Director	April 29, 2011

/s/ Kenneth T. Neilson Kenneth T. Neilson	Director	April 29, 2011

/s/ Emile van den Bol Emile van den Bol	Director	April 29, 2011

/s/ Michael Weinbaum	Director	April 29, 2011
Michael Weinbaum