Form 10-Q
period 2011-03-31
PATRIOT NATIONAL BANCORP INC
filed 2011-05-13
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011	Commission file number 000-29599
PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State of incorporation)	06-1559137 (I.R.S. Employer Identification Number)
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
State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.
Common stock, $0.01 par value per share, 38,362,727 shares outstanding as of the close of business April 29, 2011.

PART I — FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$5,902,555	$4,613,211
Interest bearing deposits	140,645,166	131,711,047
Federal funds sold	10,000,000	10,000,000
Short-term investments	501,074	453,400

Total cash and cash equivalents	157,048,795	146,777,658

Securities:
Available for sale securities, at fair value (Note 2)	38,539,143	40,564,700
Other Investments	3,500,000	3,500,000
Federal Reserve Bank stock, at cost	2,175,900	1,192,000
Federal Home Loan Bank stock, at cost	4,508,300	4,508,300

Total securities	48,723,343	49,765,000
Loans receivable (net of allowance for loan losses: 2011: $12,208,476, 2010: $15,374,101) (Note 3)	466,869,274	534,531,213
Accrued interest and dividends receivable	2,325,703	2,512,186
Premises and equipment, net	4,915,587	5,270,312
Cash surrender value of life insurance	20,516,592	20,348,332
Other real estate owned	950,000	16,408,787
Deferred tax asset (Note 9)	—	—
Other assets	8,365,016	8,711,366

Total assets	$709,714,310	$784,324,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$55,691,927	$51,058,373
Interest bearing deposits	525,591,104	595,750,456

Total deposits	581,283,031	646,808,829

Borrowings:
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	50,000,000	50,000,000

Total borrowings	57,000,000	57,000,000

Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	4,990,464	5,095,837

Total liabilities	651,521,495	717,152,666

Commitments (Note 7)

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 38,374,432 shares issued; 38,362,727 shares outstanding	383,744	383,744
Additional paid-in capital	105,050,433	105,050,433
Accumulated deficit	(48,381,943)	(39,399,345)
Less: Treasury stock, at cost: 2011 and 2010 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive income	1,300,606	1,297,381

Total shareholders’ equity	58,192,815	67,172,188

Total liabilities and shareholders’ equity	$709,714,310	$784,324,854

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Interest and Dividend Income
Interest and fees on loans	$6,956,561	$9,096,489
Interest on investment securities	274,183	489,564
Dividends on investment securities	69,901	69,286
Interest on federal funds sold	4,026	3,361
Other interest income	61,890	31,815

Total interest and dividend income	7,366,561	9,690,515

Interest Expense
Interest on deposits	1,865,349	3,117,316
Interest on Federal Home Loan Bank borrowings	418,875	418,875
Interest on subordinated debt	70,398	69,333
Interest on other borrowings	76,082	76,081

Total interest expense	2,430,704	3,681,605

Net interest income	4,935,857	6,008,910

Provision for Loan Losses	6,981,629	727,000

Net interest (loss) income after provision for loan losses	(2,045,772)	5,281,910

Non-interest Income
Mortgage brokerage referral fees	13,000	26,884
Loan application, inspection & processing fees	16,799	35,828
Fees and service charges	280,901	253,521
Earnings on cash surrender value of life insurance	168,260	130,111
Other income	103,890	92,124

Total non-interest income	582,850	538,468

Non-interest Expenses
Salaries and benefits	3,214,515	3,361,284
Occupancy and equipment expense	1,354,567	1,416,150
Data processing	327,804	348,934
Advertising and promotional expenses	157,974	83,633
Professional and other outside services	881,707	1,063,595
Loan administration and processing expenses	37,059	95,803
Regulatory assessments	611,268	694,843
Insurance expense	230,774	273,297
Other real estate operations	270,507	978,691
Material and communications	200,138	201,282
Other operating expenses	233,363	209,432

Total non-interest expenses	7,519,676	8,726,944

Loss before income taxes	(8,982,598)	(2,906,566)

Provision for Income Taxes	—	(225,000)

Net loss	$(8,982,598)	$(3,131,566)

Basic and diluted loss per share	$(0.23)	$(0.66)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Stock	Income	Total

Three months ended March 31, 2010

Balance at December 31, 2009	4,762,727	$9,548,864	$49,651,534	$(24,000,400)	$(160,025)	$821,337	$35,861,310

Comprehensive loss
Net loss	—	—	—	(3,131,566)	—	—	(3,131,566)
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	344,376	344,376

Total comprehensive loss							(2,787,190)

Balance, March 31, 2010	4,762,727	$9,548,864	$49,651,534	$(27,131,966)	$(160,025)	$1,165,713	$33,074,120

Three months ended March 31, 2011

Balance at December 31, 2010	38,362,727	$383,744	$105,050,433	$(39,399,345)	$(160,025)	$1,297,381	$67,172,188

Comprehensive loss
Net loss	—	—	—	(8,982,598)	—	—	(8,982,598)
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	3,225	3,225

Total comprehensive loss							(8,979,373)

Balance, March 31, 2011	38,362,727	$383,744	$105,050,433	$(48,381,943)	$(160,025)	$1,300,606	$58,192,815

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(8,982,598)	$(3,131,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and accretion of investment premiums and discounts, net	54,861	45,171
Amortization and accretion of purchase loan premiums and discounts, net	2,514	1,338
Provision for loan losses	6,981,629	727,000
Amortization of core deposit intangible	3,753	3,975
Earnings on cash surrender value of life insurance	(168,260)	(130,111)
Depreciation and amortization	347,700	389,515
Loss on sale of other real estate owned	58,215	52,977
Impairment writedown on other real estate owned	165,764	701,197
Changes in assets and liabilities:
Increase (decrease) in deferred loan fees	149,244	(134,918)
Decrease in accrued interest and dividends receivable	186,483	7,713
Decrease in other assets	342,597	853,474
(Decrease) increase in accrued expenses and other liabilities	(107,350)	401,878

Net cash used in operating activities	(965,448)	(212,357)

Cash Flows from Investing Activities:
Purchases of available for sale securities	—	(15,162,500)
Principal repayments on available for sale securities	1,975,898	1,502,234
Proceeds from repurchase of excess stock by the Federal Reserve Bank	190,200	—
Purchases of Federal Reserve Bank Stock	(1,174,100)	—
Proceeds from sale of loans	46,440,794	—
Net decrease in loans	14,087,758	19,670,978
Purchase of other real estate owned	(481,165)	—
Proceeds from sale of other real estate owned	15,715,973	112,623
Refund (purchase) of bank premises and equipment	7,025	(24,634)

Net cash provided by investing activities	76,762,383	6,098,701

Cash Flows from Financing Activities:
Net decrease in demand, savings and money market deposits	(7,445,003)	(8,359,465)
Net decrease in time certificates of deposits	(58,080,795)	(41,133,952)

Net cash used in financing activities	(65,525,798)	(49,493,417)

Net increase (decrease) in cash and cash equivalents	10,271,137	(43,607,073)

Cash and Cash Equivalents:
Beginning	146,777,658	107,799,432

Ending	$157,048,795	$64,192,359

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,355,998	$3,658,816

Income taxes paid	$8,534	$2,080

Supplemental disclosures of noncash investing and financing activities:

Unrealized holding gain on available for sale securities arising during the period	$5,202	$555,444

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1: Basis of Financial Statement Presentation
The Consolidated Balance Sheet at December 31, 2010 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp” or “the Company”) at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2010.
The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months March 31, 2011 are not necessarily indicative of the results of operations that may be expected for the remainder of 2011.
Note 2: Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available-for-sale securities at March 31, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011:

U. S. Government agency mortgage-backed securities	$34,541,671	$738,434	$(2,929)	$35,277,176
Auction rate preferred equity securities	1,899,720	1,362,247	—	3,261,967

	$36,441,391	$2,100,681	$(2,929)	$38,539,143

December 31, 2010:

U. S. Government agency mortgage-backed securities	$36,572,430	$900,286	$(838)	$37,471,878
Auction rate preferred equity securities	1,899,720	1,193,102	—	3,092,822

	$38,472,150	$2,093,388	$(838)	$40,564,700

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at March 31, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2011:

U. S. Government mortgage - backed securities	$340,570	$(2,929)	$—	$—	$340,570	$(2,929)

Totals	$340,570	$(2,929)	$—	$—	$340,570	$(2,929)

December 31, 2010:

U. S. Government mortgage - backed securities	$86,375	$(838)	$—	$—	$86,375	$(838)

Totals	$86,375	$(838)	$—	$—	$86,375	$(838)

At March 31, 2011, four securities had unrealized holding losses with aggregate depreciation of 0.86% from the amortized cost. There were no securities with unrealized losses greater than 5% of amortized cost. At December 31, 2010, two securities had unrealized losses with aggregate depreciation of 1.0% from the amortized cost. There were no securities with unrealized losses greater than 5% of amortized cost.
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
Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to interest rate changes on mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

The amortized cost and fair value of available-for-sale debt securities at March 31, 2011 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	Amortized Cost	Fair Value
Maturity:
> 10 years	$—	$—
Mortgage-backed securities	34,541,671	35,277,176
	Amortized Cost	Fair Value
Total	$34,541,671	$35,277,176
	Amortized Cost	Fair Value
Note 3: Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio at March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
Real Estate
Commercial	$212,785,433	$228,842,489
Residential	157,743,571	187,058,318
Construction	39,639,058	63,889,083
Construction to permanent	10,315,902	10,331,043
Commercial	18,873,362	14,573,790
Consumer home equity	37,432,068	42,884,962
Consumer installment	2,047,248	1,932,763

Total Loans	478,836,642	549,512,448
Premiums on purchased loans	239,912	242,426
Net deferred costs	1,196	150,440
Allowance for loan losses	(12,208,476)	(15,374,101)

Loans receivable, net	$466,869,274	$534,531,213

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended
	March 31,
	2011	2010

Balance, beginning of period	$15,374,101	$15,794,118
Provision for loan losses	6,981,629	727,000
Loans charged-off	(4,153,547)	(1,583,247)
Recoveries of loans previously charged-off	20,606	123,925
Transferred to loans held-for-sale	(6,014,313)	—

Balance, end of period	$12,208,476	$15,061,796

At March 31, 2011 and December 31, 2010, the unpaid balances of loans delinquent 90 days or more and still accruing interest were $223,289 and $3,374,242, respectively. All borrowers of said loans at March 31, 2011 continue to make interest payments, but these loans have matured and were in the process of being renewed.
The unpaid principal balances of loans on nonaccrual status and considered impaired were $32.5 million at March 31, 2011 and $89.1 million at December 31, 2010. On March 24, 2011, the Bank completed the sale of certain non-performing assets that included 21 non-accruing loans with an aggregate net book value of $52.4 million (net of related specific reserves) and 4 OREO properties with an aggregate carrying value of $14.4 million. The sale of $66.8 million of non-performing assets was consummated for a cash purchase price of $60,602,036 which represented 90.7% of the Bank’s net book value for these assets.
If non-accrual loans had been performing in accordance with their original terms, Bancorp would have recorded approximately $1.0 million of additional income during the quarter ended March 31, 2011 and $2.3 million during the quarter ended March 31, 2010.
For the three months ended March 31, 2011 and 2010, the interest collected and recognized as income on impaired loans was approximately $431,000 and $733,000, respectively.
At March 31, 2011, there were 16 loans totaling $32.9 million that were considered “troubled debt restructurings,” all of which are included in impaired loans, as compared to December 31, 2010 when there were 19 loans totaling $38.0 million, all of which were included in impaired loans. At March 31, 2011, 7 of the 16 loans aggregating $18.0 million were accruing loans and 9 loans aggregating $14.9 million were non-accruing loans.
The Company’s lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York. The Company grants commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company had granted loans for the construction of residential homes, residential developments and for land development projects. A moratorium on all new construction loans was instituted by management in July 2008. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.
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
The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burdened ratios.

The following table sets forth activity in our allowance for loan losses, by loan type, for the period ended March 31, 2011. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment.

		Commercial		Construction
Three months ended March 31, 2011	Commercial	Real Estate	Construction	to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$441,319	$7,632,355	$3,478,058	$491,446	$2,363,838	$578,612	$388,473	$15,374,101
Charge-offs	—	(934,588)	(1,760,760)	—	(1,458,199)	—	—	(4,153,547)
Recoveries	240	—	17,694	—	—	2,672	—	20,606
Transferred to loans held-for sale	—	(963,461)	(1,369,354)	—	(3,681,498)	—	—	(6,014,313)
Provision	149,313	842,195	2,572,464	38,299	3,873,621	(128,576)	(365,687)	6,981,629

Ending Balance	$590,872	$6,576,501	$2,938,102	$529,745	$1,097,762	$452,708	$22,786	$12,208,476
Ending balance: individually
evaluated for impairment	$78,286	$1,887,042	$1,657,278	$187,094	$—	$—	$—	$3,809,700

Ending balance: collectively evaluated for impairment	$512,586	$4,689,459	$1,280,824	$342,651	$1,097,762	$452,708	$22,786	$8,398,776

Total Allowance for Loan Losses	$590,872	$6,576,501	$2,938,102	$529,745	$1,097,762	$452,708	$22,786	$12,208,476

Total Loans ending balance	$18,873,362	$212,785,433	$39,639,058	$10,315,902	$157,743,571	$39,479,316	$—	$478,836,642

Ending balance: individually evaluated for impairment	$1,362,000	$20,461,392	$13,907,356	$1,364,694	$11,927,547	$1,516,977	$—	$50,539,966

Ending balance: collectively evaluated for impairment	$17,511,362	$192,324,041	$25,731,702	$8,951,208	$145,816,024	$37,962,339	$—	$428,296,676

The Company monitors the credit quality of its loans receivable in an ongoing manner. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that loan-to-value ratios (LTVs), (at period end) and internally assigned risk ratings are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans receivable. Loan-to-value ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of origination (unless a current appraisal has been obtained as a result of the loan being deemed impaired or the loan is a maturing construction loan).
The Company has a risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly, and adjusted if necessary. Similarly, the Loan Committee can adjust a risk rating. The Director’s Loan Committee, meets on a regular basis and reviews all loans rated “special mention” or worse. In addition, the Company engages a third party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the Bank’s risk ratings assigned to such loans. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.
When assigning a risk rating to a loan, management utilizes the Bank’s internal nine-point risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 5, with a rating of 1 established for loans with minimal risk and borrowers exhibiting the strongest financial condition. Loans rated 1 — 5 are considered “Pass”. Loans that are deemed to be of “questionable quality” are rated 6 (special mention). An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Company to sufficient risk to warrant classification in one of the following categories. Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. An asset is considered “substandard” if it is not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at March 31, 2011:
CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

							Construction to
	Commercial		Commercial Real Estate		Construction		Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$12,638,504	$413,296	$125,971,796	$9,408,746	$627,784	$—	$—	$—	$96,850,024	$41,830,172	$32,292,893	$575,265	$1,458,206	$322,066,686
Special Mention	700,862	177,925	27,115,428	4,661,064	11,897,872	4,485,209	1,709,333	—	521,451	—	274,340	3,029,363	—	54,572,847
Substandard & Doubtful	4,782,005	160,770	15,266,412	30,361,987	5,693,859	16,934,334	—	8,606,569	3,659,013	14,882,911	99,235	1,736,237	13,777	102,197,109

	$18,121,371	$751,991	$168,353,636	$44,431,797	$18,219,515	$21,419,543	$1,709,333	$8,606,569	$101,030,488	$56,713,083	$32,666,468	$5,340,865	$1,471,983	$478,836,642

CREDIT RISK PROFILE

		Commercial Real		Construction to	Residential
	Commercial	Estate	Construction	Permanent	Real Estate	Consumer	Totals
Performing	$17,511,362	$196,982,562	$29,231,702	$8,951,208	$155,243,570	$38,386,339	$446,306,743
Non Performing	1,362,000	15,802,871	10,407,356	1,364,694	2,500,001	1,092,977	32,529,899

Total	$18,873,362	$212,785,433	$39,639,058	$10,315,902	$157,743,571	$39,479,316	$478,836,642

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2010:
CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

							Construction to
	Commercial		Commercial Real Estate		Construction		Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$11,225,261	$256,296	$124,645,152	$9,449,059	$1,272,028	$350,000	$—	$—	$91,534,348	$51,996,851	$35,192,214	$—	1,917,783	$327,838,992
Special Mention	704,053	181,600	35,253,018	4,645,738	15,059,704	4,485,209	1,709,333	—	2,088,700	2,907,285	3,146,244	2,879,621	—	73,060,505
Substandard & Doubtful	1,424,161	782,419	13,792,482	41,057,040	10,712,146	32,009,996	—	8,621,710	18,052,003	20,479,131	99,235	1,567,648	14,980	148,612,951

	$13,353,475	$1,220,315	$173,690,652	$55,151,837	$27,043,878	$36,845,205	$1,709,333	$8,621,710	$111,675,051	$75,383,267	$38,437,693	$4,447,269	$1,932,763	$549,512,448

CREDIT RISK PROFILE

		Commercial Real		Construction to	Residential
	Commercial	Estate	Construction	Permanent	Real Estate	Consumer	Totals
Performing	$13,358,840	$202,054,317	$33,003,060	$8,951,208	$159,270,574	$43,724,749	$460,362,748
Non Performing	1,214,950	26,788,172	30,886,023	1,379,835	27,787,744	1,092,976	89,149,700

Total	$14,573,790	$228,842,489	$63,889,083	$10,331,043	$187,058,318	$44,817,725	$549,512,448

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these nonaccrual loans was $32.5 million and $89.1 million at March 31, 2011, and December 31, 2010 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, or earlier if deemed appropriate, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain trouble debt restructures (TDRs) are placed on non-accrual status.
The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at March 31, 2011:

	Non-Accrual and Past Due Loans
							Total Non-
						>90 Days Past	Accrual and
	31-60 Days	61-90 Days	Greater Than	Total Past		Due and	Past Due
2011	Past Due	Past Due	90 Days	Due	Current	Accruing	Loans
Commercial
Pass	$—	$—	$—	$—	$—	$160,000	$160,000
Special Mention	—	—	—	—	—	63,289	63,289
Substandard	—	—	797,088	797,088	564,912	—	1,362,000

Total Commercial	$—	$—	$797,088	$797,088	$564,912	$223,289	$1,585,289
Commercial Real Estate
Substandard	$215,947	$1,444,681	$11,040,965	$12,701,593	$3,101,278	$—	$15,802,871

Total Commercial Real Estate	$215,947	$1,444,681	$11,040,965	$12,701,593	$3,101,278	$—	$15,802,871
Construction
Substandard	$—	$2,562,975	$3,103,580	$5,666,555	$4,740,801	$—	$10,407,356

Total Construction	$—	$2,562,975	$3,103,580	$5,666,555	$4,740,801	$—	$10,407,356
Construction to Permanent
Substandard	$—	$—	$—	$—	$1,364,694	$—	$1,364,694

Total Construction to Permanent	$—	$—	$—	$—	$1,364,694	$—	$1,364,694
Residential Real Estate
Substandard	$—	$—	$2,500,001	$2,500,001	$—	$—	$2,500,001

Total Residential Real Estate	$—	$—	$2,500,001	$2,500,001	$—	$—	$2,500,001
Consumer
Substandard	$—	$—	$1,092,977	$1,092,977	$—	$—	$1,092,977

Total Consumer	$—	$—	$1,092,977	$1,092,977	$—	$—	$1,092,977

Total	$215,947	$4,007,656	$18,534,611	$22,758,214	$9,771,685	$223,289	$32,753,188

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2010:

	Non-Accrual and Past Due Loans
							Total Non-
						>90 Days Past	Accrual and
	31-60 Days	61-90 Days	Greater Than	Total Past		Due and	Past Due
2010	Past Due	Past Due	90 Days	Due	Current	Accruing	Loans
Commercial
Special Mention	$—	$—	$—	$—	$—	$63,289	$63,289
Substandard	350,000	100,000	698,767	1,148,767	66,183	175,000	1,389,950

Total Commercial	$350,000	$100,000	$698,767	$1,148,767	$66,183	$238,289	$1,453,239
Commercial Real Estate
Substandard	$269,672	$6,449,096	$13,521,123	$20,239,891	$6,548,281	$—	$26,788,172

Total Commercial Real Estate	$269,672	$6,449,096	$13,521,123	$20,239,891	$6,548,281	$—	$26,788,172
Construction
Substandard	$1,517,943	$4,059,516	$13,736,985	$19,314,444	$11,571,579	$3,135,953	$34,021,976

Total Construction	$1,517,943	$4,059,516	$13,736,985	$19,314,444	$11,571,579	$3,135,953	$34,021,976
Construction to Permanent
Substandard	$—	$—	$—	$—	$1,379,835	$—	$1,379,835

Total Construction to Permanent	$—	$—	$—	$—	$1,379,835	$—	$1,379,835
Residential Real Estate
Substandard	$—	$—	$15,897,248	$15,897,248	$11,890,496	$—	$27,787,744

Total Residential Real Estate	$—	$—	$15,897,248	$15,897,248	$11,890,496	$—	$27,787,744
Consumer
Substandard	$—	$—	$1,092,976	$1,092,976	$—	$—	$1,092,976

Total Consumer	$—	$—	$1,092,976	$1,092,976	$—	$—	$1,092,976

Total	$2,137,615	$10,608,612	$44,947,099	$57,693,326	$31,456,374	$3,374,242	$92,523,942

These non-accrual and past due amounts included loans deemed to be impaired of $32.5 million and $89.1 million at March 31, 2011, and December 31, 2010, respectively. Loans past due ninety days or more and still accruing interest were $223,000 and $3.4 million at March 31, 2011, and December 31, 2010 respectively, and consisted of loans that are current as to payment but past maturity where payoff is pending or in the process of renewal.

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at March 31, 2011.

	Performing (Accruing) Loans						Total Non-
			Greater			Total	Accrual and
	31-60 Days	61-90 Days	Than 90	Total Past		Performing	Past Due
2011	Past Due	Past Due	Days	Due	Current	Loans	Loans	Total Loans
Commercial
Pass	$—	$—	$—	$—	$12,891,800	$12,891,800	$160,000	$13,051,800
Special Mention	—	—	—	—	815,498	815,498	63,289	878,787
Substandard	—	—	—	—	3,580,775	3,580,775	1,362,000	4,942,775

Total Commercial	$—	$—	$—	$—	$17,288,073	$17,288,073	$1,585,289	$18,873,362
Commercial Real Estate
Pass	$—	$—	$—	$—	$135,380,542	$135,380,542	$—	$135,380,542
Special Mention	—	—	—	—	31,776,492	31,776,492	—	31,776,492
Substandard	1,236,000	915,762	—	2,151,762	27,673,766	29,825,528	15,802,871	45,628,399

Total Commercial Real Estate	$1,236,000	$915,762	$—	$2,151,762	$194,830,800	$196,982,562	$15,802,871	$212,785,433
Construction
Pass	$—	$—	$—	$—	$627,784	$627,784	$—	$627,784
Special Mention	—	—	—	—	16,383,081	16,383,081	—	16,383,081
Substandard	—	—	—	—	12,220,837	12,220,837	10,407,356	22,628,193

Total Construction	$—	$—	$—	$—	$29,231,702	$29,231,702	$10,407,356	$39,639,058
Construction to Permanent
Pass	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	1,709,333	1,709,333	—	1,709,333
Substandard	—	—	—	—	7,241,875	7,241,875	1,364,694	8,606,569

Total Construction to Permanent	$—	$—	$—	$—	$8,951,208	$8,951,208	$1,364,694	$10,315,902
Residential Real Estate
Pass	$—	$—	$—	$—	$138,680,196	$138,680,196	$—	$138,680,196
Special Mention	—	—	—	—	521,451	521,451	—	521,451
Substandard	2,907,285	—	—	2,907,285	13,134,638	16,041,923	2,500,001	18,541,924

Total Residential Real Estate	$2,907,285	$—	$—	$2,907,285	$152,336,285	$155,243,570	$2,500,001	$157,743,571
Consumer
Pass	$15,655	$—	$—	$15,655	$34,310,709	$34,326,364	$—	$34,326,364
Special Mention	—	—	—	—	3,303,703	3,303,703	—	3,303,703
Substandard	168,589	—	—	168,589	587,683	756,272	1,092,977	1,849,249

Total Consumer	$184,244	$—	$—	$184,244	$38,202,095	$38,386,339	$1,092,977	$39,479,316

Total	$4,327,529	$915,762	$—	$5,243,291	$440,840,163	$446,083,454	$32,753,188	$478,836,642

The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2010.

	Performing (Accruing) Loans					Total Non-
		Greater			Total	Accrual and
	31-60 Days	Than 60	Total Past		Perfoming	Past Due
2010	Past Due	Days	Due	Current	Loans	Loans	Total Loans
Commercial
Pass	$—	$—	$—	$11,481,557	$11,481,557	$—	$11,481,557
Special Mention	—	—	—	822,364	822,364	63,289	885,653
Substandard	—	—	—	816,630	816,630	1,389,950	2,206,580

Total Commercial	$—	$—	$—	$13,120,551	$13,120,551	$1,453,239	$14,573,790
Commercial Real Estate
Pass	$—	$—	$—	$134,094,210	$134,094,210	$—	$134,094,210
Special Mention	—	—	—	39,898,756	39,898,756	—	39,898,756
Substandard	—	—	—	28,061,351	28,061,351	26,788,172	54,849,523

Total Commercial Real Estate	$—	$—	$—	$202,054,317	$202,054,317	$26,788,172	$228,842,489
Construction
Pass	$—	$—	$—	$1,622,029	$1,622,029	$—	$1,622,029
Special Mention	—	—	—	19,544,913	19,544,913	—	19,544,913
Substandard	—	—	—	8,700,165	8,700,165	34,021,976	42,722,141

Total Construction	$—	$—	$—	$29,867,107	$29,867,107	$34,021,976	$63,889,083
Construction to Permanent
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	1,709,333	1,709,333	—	1,709,333
Substandard	1,127,875	—	1,127,875	6,114,000	7,241,875	1,379,835	8,621,710

Total Construction to Permanent	$1,127,875	$—	$1,127,875	$7,823,333	$8,951,208	$1,379,835	$10,331,043
Residential Real Estate
Pass	$198,357	$—	$198,357	$143,332,842	$143,531,199	$—	$143,531,199
Special Mention	2,907,285	—	2,907,285	2,088,700	4,995,985	—	4,995,985
Substandard	—	—	—	10,743,390	10,743,390	27,787,744	38,531,134

Total Residential Real Estate	$3,105,642	$—	$3,105,642	$156,164,932	$159,270,574	$27,787,744	$187,058,318
Consumer
Pass	$—	$—	$—	$37,109,997	$37,109,997	$—	$37,109,997
Special Mention	168,589	—	168,589	5,857,276	6,025,865	—	6,025,865
Substandard	—	—	—	588,887	588,887	1,092,976	1,681,863

Total Consumer	$168,589	$—	$168,589	$43,556,160	$43,724,749	$1,092,976	$44,817,725

Total	$4,402,106	$—	$4,402,106	$452,586,400	$456,988,506	$92,523,942	$549,512,448

The following table summarizes impaired loans as of March 31, 2011:

	Recorded	Unpaid Principal
2011	Investment	Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,236,317	$1,627,637	$—
Commercial Real Estate	8,616,291	9,119,235	—
Construction	1,726,344	1,874,386	—
Construction to Permanent	—	—	—
Residential	11,927,547	12,047,680	—
Consumer	1,516,977	1,939,800	—

Total:	$25,023,476	$26,608,738	$—

With an allowance recorded:
Commercial	$125,683	$141,149	$78,286
Commercial Real Estate	11,845,101	15,272,361	1,887,042
Construction	12,181,012	14,535,354	1,657,278
Construction to Permanent	1,364,694	1,425,000	187,094
Residential	—	—	—
Consumer	—	—	—

Total:	$25,516,490	$31,373,864	$3,809,700

Commercial	$1,362,000	$1,768,786	$78,286
Commercial Real Estate	20,461,392	24,391,596	1,887,042
Construction	13,907,356	16,409,740	1,657,278
Construction to Permanent	1,364,694	1,425,000	187,094
Residential	11,927,547	12,047,680	—
Consumer	1,516,977	1,939,800	—

Total:	$50,539,966	$57,982,602	$3,809,700

At March 31, 2011, the recorded investment of impaired loans was $50.5 million, with related allowances of $3.8 million.
Included in the table above at March 31, 2011, are 23 loans with carrying balances of $25.0 million that required no specific reserves in our allowance for loan losses; 18 non-accruing loans aggregating $13.9 million and 5 accruing TDR loans aggregating $11.1 million. Loans that did not require specific reserves at March 31, 2011 have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

Note 4: Deposits
The following table is a summary of Bancorp’s deposits at:

	March 31,	December 31,
	2011	2010

Non-interest bearing	$55,691,927	$51,058,373

Interest bearing
NOW	25,161,243	19,297,225
Savings	57,979,524	57,041,943
Money market	73,803,322	92,683,478
Time certificates, less than $100,000	219,759,502	251,296,558
Time certificates, $100,000 or more	148,887,513	175,431,252

Total interest bearing	525,591,104	595,750,456

Total Deposits	$581,283,031	$646,808,829

Included in time certificates are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $1,463,252 and $2,879,838 at March 31, 2011 and December 31, 2010, respectively. These are considered brokered deposits. Pursuant to the Agreement discussed in Note 8, the Bank’s participation in the CDARS program, as an issuer of deposits to customers of other banks in the CDARS program, may not exceed 10% of total deposits.

Note 5: Loss per share
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
The following is information about the computation of loss per share for the three months ended March 31, 2011 and 2010:
Three months ended March 31, 2011

		Weighted Average
	Net Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(8,982,598)	38,362,727	$(0.23)

Three months ended March 31, 2010

		Weighted Average
	Net Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(3,131,566)	4,762,727	$(0.66)

Note 6: Other Comprehensive Income
Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gains arising during the period	$5,202	$(1,977)	$3,225	$555,443	$(211,067)	$344,376

Reclassification adjustment for gains recognized in income	—	—	—	—	—	—

Unrealized holding gains on available for sale securities, net of taxes	$5,202	$(1,977)	$3,225	$555,443	$(211,067)	$344,376

Note 7: Financial Instruments with Off-Balance Sheet Risk
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
The contractual amounts of commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should: the contracts be fully drawn upon; the customers default; and the values of any existing collateral become worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.
Financial instruments whose contractual amounts represent credit risk at March 31, 2011 are as follows:

Commitments to extend credit:
Future loan commitments	$12,232,022
Home equity lines of credit	18,771,768
Unused lines of credit	12,914,391
Undisbursed construction loans	1,536,329
Financial standby letters of credit	52,000

$45,506,510

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
Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Newly issued or modified guarantees that are not derivative contracts are recorded on the Company’s consolidated balance sheet at the fair value at inception. No liability related to guarantees was required to be recorded at March 31, 2011.

Note 8: Regulatory and Operational Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory; and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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

The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2011 and December 31, 2010 were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2011

The Company:

Total Capital (to Risk Weighted Assets)	$70,398	18.14%	$31,047	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	64,843	16.71%	15,522	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	64,843	8.71%	29,779	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$67,888	17.50%	$31,035	8.00%	$38,793	10.00%
Tier 1 Capital (to Risk Weighted Assets)	62,336	16.07%	15,516	4.00%	23,274	6.00%
Tier 1 Capital (to Average Assets)	62,336	8.38%	29,755	4.00%	37,193	5.00%

December 31, 2010

The Company:

Total Capital (to Risk Weighted Assets)	$80,358	17.08%	$37,643	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	73,822	15.69%	18,822	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	73,822	9.16%	32,219	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$77,705	16.54%	$37,582	8.00%	$46,978	10.00%
Tier 1 Capital (to Risk Weighted Assets)	71,178	15.15%	18,791	4.00%	28,187	6.00%
Tier 1 Capital (to Average Assets)	71,178	8.84%	32,203	4.00%	40,253	5.00%
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

Restrictions on dividends, loans and advances
The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of March 31, 2011, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.
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
Recent Legislative Developments
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010. The Act is a significant piece of legislation that will have a major impact on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies. Management is currently evaluating the impact of the Act; however, uncertainty remains as to its operational impact, which could have a material adverse impact on the Company’s business, results of operations and financial condition. Many of the provisions of the Act are aimed at financial institutions that are significantly larger than the Company and the Bank. Notwithstanding this, there are many other provisions that the Company and the Bank are subject to and will have to comply with, including any new rules applicable to the Company and the Bank promulgated by the Bureau of Consumer Financial Protection, a new regulatory body dedicated to consumer protection. As rules and regulations are promulgated by the agencies responsible for implementing and enforcing the Act, the Company and the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.
Note 9: Income Taxes
The determination of the amount of deferred tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at March 31, 2011. The deferred tax position has been affected by several significant transactions in the past three years. These transactions include increased provision for loan losses, the increasing levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, the Company is in a cumulative net loss position at March 31, 2011, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $16.9 million against its deferred tax asset at March 31, 2011. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

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
Note 10: Fair Value and Interest Rate Risk
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

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lower level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
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
Available-for-Sale Securities: These financial instruments are recorded at fair value in the financial statements. Where quoted prices are available in an active market, securities are classified within Level 1 of the fair value hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the fair value hierarchy. Examples of such instruments include government agency bonds and mortgage-backed securities, and money market preferred equity securities. Level 3 securities are instruments for which significant unobservable inputs are utilized. Available-for-sale Securities are recorded at fair value on a recurring basis.
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
Other Real Estate Owned: The fair values of the Company’s other real estate owned (“OREO”) properties are based on the estimated current property valuations less estimated selling costs. When the fair value is based on current observable appraised values, OREO is classified within Level 2. The Company classifies OREO within Level 3 when unobservable adjustments are made to appraised values. The Company does not record other real estate owned at fair value on a recurring basis.
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
The following table details the financial assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
March 31, 2011	(Level 1)	(Level 2)	(Level 3)	March 31, 2011

Securities available for sale	$—	$38,539,143	$—	$38,539,143

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	December 31, 2010

Securities available for sale	$—	$40,564,700	$—	$40,564,700

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables reflect financial assets measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
March 31, 2011	(Level 1)	(Level 2)	(Level 3)	March 31, 2011

Impaired Loans (1)	$—	$—	$4,577,157	$4,577,157

Other real estate owned (2)	$—	$—	$950,000	$950,000

December 31, 2010

Impaired Loans (1)	$—	$—	$30,999,865	$30,999,865

Other real estate owned (2)	$—	$—	$10,103,199	$10,103,199

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.

(2)	Represents carrying value for which adjustments are based on the appraised value of the property.
The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
The estimated fair value amounts have been measured as of March 31, 2011 and December 31, 2010 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.
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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	$5,903	$5,903	$4,613	$4,613
Interest-bearing deposits due from banks	140,645	140,645	131,711	131,711
Federal funds sold	10,000	10,000	10,000	10,000
Short-term investments	501	501	453	453
Other investments	3,500	3,500	3,500	3,500
Available-for-sale securities	38,539	38,539	40,565	40,565
Federal Reserve Bank stock	2,176	2,176	1,192	1,192
Federal Home Loan Bank stock	4,508	4,508	4,508	4,508
Loans receivable, net	466,869	476,967	534,531	542,360
Accrued interest receivable	2,326	2,326	2,512	2,512

Financial Liabilities:
Demand deposits	$55,692	$55,692	$51,058	$51,058
Savings deposits	57,980	57,980	57,042	57,042
Money market deposits	73,803	73,803	92,683	92,683
NOW accounts	25,161	25,161	19,297	19,297
Time deposits	368,647	374,116	426,728	432,466
FHLB Borrowings	50,000	51,014	50,000	51,195
Securities sold under repurchase agreements	7,000	7,784	7,000	7,796
Subordinated debentures	8,248	8,248	8,248	8,248
Accrued interest payable	804	804	729	729
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
Off-balance sheet instruments
Loan commitments on which the committed interest rate is less than the current market rate were insignificant at March 31, 2011 and December 31, 2010. The estimated fair value of fee income on letters of credit at March 31, 2011 and December 31, 2010 was insignificant.

Note 11: Recent Accounting Pronouncements
In February 2010, the FASB issued ASU No. 2010-06 Topic 820 “Improving Disclosures about Fair Value Measurements” which amended the existing guidance related to Fair Value Measurements and Disclosures. The amendments require the following new fair value disclosures:
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

The new disclosures and clarifications of existing disclosures were effective for the Company beginning in the quarter ended March 31, 2010, except for the disclosures included in the roll forward of activity for Level 3 fair value measurements, for which the effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this guidance during the quarters ended March 31, 2010 and March 31, 2011 respectively, and has included these disclosures in these financial statements.
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
“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained in Bancorp’s public reports, including this report, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to; (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities; (2) the timing of repricing of Bancorp’s interest earning assets and interest bearing liabilities; (3) the effect of changes in governmental monetary policy; (4) the effect of changes in regulations applicable to Bancorp and the Bank and the conduct of its business; (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks; (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide; (7) the state of the economy and real estate values in Bancorp’s market areas, and the consequent effect on the quality of Bancorp’s loans, customers, vendors and communities; (8) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of Bancorp; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect Bancorp.
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
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan losses, the analysis of its investment securities and the valuation of deferred income tax assets, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results. They require management’s most subjective and complex judgment as a result of the need to make an estimate about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis.
Summary
Bancorp incurred a net loss of $9.0 million ($0.23 basic and diluted loss per share) for the quarter ended March 31, 2011, compared to a net loss of $3.1 million ($0.66 basic and diluted loss per share) for the quarter ended March 31, 2010. The primary reason for the decrease in the quarterly comparison is the $6.2 million loss on the bulk sale of non-performing assets, as discussed in Note 3. Bancorp’s net interest income for the quarter ended March 31, 2011 was $4.9 million compared to $6.0 million for the quarter ended March 31, 2010. Interest income and interest expense decreased by 23% and 34%, respectively, for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. The decline in interest income is due primarily to lower average outstanding loan balances, high level of elevated liquidity and the income receipt of $605,000 of past due interest on one loan for the quarter ended March 31, 2010. The significant decline in interest expense is primarily due to the reduction of total deposits and substantially lower interest rates paid on existing deposits.
Total assets decreased $74.6 million from $784.3 million at December 31, 2010 to $709.7 million at March 31, 2011. Cash and cash equivalents increased $10.3 million from $146.8 million at December 31, 2010 to $157.0 million at March 31, 2011. Available-for-sale securities decreased $2.0 million from $40.6 million at December 31, 2010 to $38.5 million March 31, 2011. The net loan portfolio decreased $67.7 million from $534.5 million at December 31, 2010 to $466.9 million at March 31, 2011. This decrease is primarily a result of a $66.8 million bulk sale of non-performing assets, comprised of $52.4 million of non-performing loans and $14.4 million of other real estate owned. This was the result of management’s strategic plan to dramatically lower the level of non-performing assets and improve the overall credit quality, and significantly increase the level of earning assets. As a result of weak loan demand and currently high levels of balance sheet liquidity, the Bank continued to offer lower rates on deposit products. The overall cost of deposits decreased from 1.84% at March 31, 2010 to 1.34% at March 31, 2011. Deposits decreased $65.5 million from $646.8 million at December 31, 2010 to $581.3 million at March 31, 2011. Borrowings remained unchanged compared to December 31, 2010.

Financial Condition
Cash and Cash Equivalents
Cash and cash equivalents increased $10.3 million, or 7%, to $157.0 million at March 31, 2011 compared to $146.8 million at December 31, 2010. This increase is primarily the result of the bulk sale and lower outstanding loan balances, partially offset by lower deposit balances.
Investments
The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

	March 31,	December 31
	2011	2010

U. S. Government agency mortgage-backed securities	$35,277,176	$37,471,878
Auction rate preferred equity securities	3,261,967	3,092,822

Total Available-for-Sale Securities	$38,539,143	$40,564,700

Available-for-sale securities decreased $2.0 million, or 5%, from $40.6 million at December 31, 2010 to $38.5 million at March 31, 2011. This decrease is primarily due to principal pay downs of $2.0 million on mortgage backed securities.

Loans
The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	March 31,	December 31,
	2011	2010
Real Estate
Commercial	$212,785,433	$228,842,489
Residential	157,743,571	187,058,318
Construction	39,639,058	63,889,083
Construction to permanent	10,315,902	10,331,043
Commercial	18,873,362	14,573,790
Consumer home equity	37,432,068	42,884,962
Consumer installment	2,047,248	1,932,763

Total Loans	478,836,642	549,512,448
Premiums on purchased loans	239,912	242,426
Net deferred costs	1,196	150,440
Allowance for loan losses	(12,208,476)	(15,374,101)

Loans receivable, net	$466,869,274	$534,531,213

Bancorp’s net loan portfolio decreased $67.7 million, or 13%, from $534.5 million at December 31, 2010 to $466.9 million at March 31, 2011. The decrease is primarily a result of a bulk sale of non-performing assets and loan payoffs, including some that were impaired and on non-accrual status. Construction loans decreased by $24.3 million, commercial real estate loans decreased by $16.1 million, residential mortgages decreased by $29.3 million and consumer home equity decreased by $5.5 million, partially offset by increases to commercial loans of $4.3 million. The net decrease in the portfolio also reflects net charge-offs for the quarter ended March 31, 2011 of $4.1 million, of which specific reserves of $3.4 million were related to loans in the bulk sale. In an effort to reduce its concentration in construction loans, Bancorp has continued its moratorium on originating new speculative construction loans.
On March 24, 2011, the Bank completed the sale of certain non-performing assets that included 21 non-accruing loans with an aggregate net book value of $52.4 million (net of related specific reserves) and 4 OREO properties with an aggregate carrying value of $14.4 million. The sale of $66.8 million of non-performing assets was consummated for a cash purchase price of $60.6 million which represented 90.7% of the Bank’s net book value for these assets.
At March 31, 2011, the net loan to deposit ratio was 80% and the net loan to total assets ratio was 66%. At December 31, 2010, these ratios were 83% and 68%, respectively.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses decreased by $3.2 million from December 31, 2010 to March 31, 2011 primarily due to net charge-offs of $4.1 million, of which $3.4 million were related to loans in the bulk sale. In addition, a provision of $7.0 million was recorded, of which $6.0 million related to loans transferred to held-for-sale in connection with the bulk loan sale.
The allowance consists of allocated and general components. The allocated component relates to loans that are considered impaired. For such impaired loans, an allowance is established when the discounted cash flows (or observable market price or collateral value if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan. When a loan is placed on non-accrual status the loan is considered impaired. For collateral dependent loans, the appraised value is reduced by estimated selling costs and any senior liens and the result is compared to the principal loan balance to determine the impairment amount, if any. For loans that are not collateral dependent and for which a restructure is in place, the impairment is determined by using the discounted cash flow method which takes into account the difference between the original interest rate and the restructured rate.
The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data. In addition, a risk rating system is utilized to evaluate the general component of the allowance for loan losses. Management assigns risk ratings to all loans assigning ratings between one and nine, with a rating of one being the least risk, and a rating of nine reflecting the most risk or a complete loss. Risk ratings are assigned based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the Loan Committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and Loan Committee.
The allowance for loan losses reflects management’s estimate of probable but unconfirmed losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, unfavorable information about a borrower’s financial condition, delays in obtaining information, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Loan quality control is continually monitored by management, subject to oversight by the Board of Directors through its members who serve on the Loan Committee. Loan quality control is also reviewed by the full Board of Directors on a monthly basis and semi-annual loan reviews are performed by an independent external firm. The independent external loan review reports directly to the Audit Committee.

The methodology for determining the adequacy of the allowance for loan losses has been consistently applied. Of the $12.2 million allowance for loan losses as of the quarter ended March 31, 2011, $3.8 million was attributed to collateral dependent impaired loans and $8.4 million was the general reserve attributed to performing loans. The appraised values on impaired loans that are anticipated to become OREO in the coming quarter are adjusted based upon Bancorp’s recent sales experience. As of March 31, 2011, the Bank’s OREO sales experience has indicated that the ultimate sales prices of the underlying collateral have been 13% less than the appraisal amounts. The appraisal adjustment percentage is reviewed quarterly for those loans anticipated to become OREO in the subsequent quarter, based on an analysis of actual variances between appraised values as of the date the loan is transferred into OREO and the actual sales prices of the OREO properties. Generally, the sales prices have usually been below the appraised values due to the fact that buyers become aware that the Bank owns those properties and, therefore, attempt to offer less than fair market value. In the future, additional revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio, and prevailing internal and external factors including but not limited to current economic conditions and local real estate markets. The $7.0 million provision for the quarter included $6.0 million related to loans transferred to held-for-sale in connection with the bulk loan sale and $967,000 was deemed necessary by management to maintain appropriate coverage after taking the net charge-offs of $4.1 million of which $3.4 million of specific reserves were related to loans in the bulk sale. The ratio of allowance for loan losses to total loans as of March 31, 2011 was 2.55% as compared to 2.80% as of December 31, 2010. Management believes that the decrease is warranted based upon the significant reduction on non-performing loans and charge-offs of specific reserves related to loans in the bulk sale.
The accrual of interest on loans is discontinued at the time a loan is 90 days past due unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 90 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Management considers all non-accrual loans and troubled debt restructured loans to be impaired. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured after a six month seasoning period.
In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered collection delays and the related loans are not considered to be impaired. The Bank considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended
	March 31,	March 31,
(Thousands of dollars)	2011	2010
Balance at beginning of period	$15,374	$15,794
Charge-offs	(4,154)	(1,583)
Recoveries	21	124

Net Charge-offs	(4,133)	(1,459)

Transferred to loans held-for-sale	(6,014)	—
Provision charged to operations	6,981	727

Balance at end of period	$12,208	$15,062

Ratio of net charge-offs during the period to average loans outstanding during the period	0.78%	0.22%

Ratio of ALLL / Gross Loans	2.55%	2.35%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $12.2 million, at March 31, 2011, which represents 2.55% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio. Bancorp has had six consecutive quarters of decreases in non-accrual loans.
Non-Accrual, Past Due and Restructured Loans
The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	March 31,	December 31,
(Thousands of dollars)	2011	2010

Loans past due over 90 days still accruing	$223	$3,374
Non accruing loans	32,530	89,150

Total	$32,753	$92,524

% of Total Loans	6.84%	16.83%
% of Total Assets	4.61%	11.80%
Loans delinquent over 90 days and still accruing aggregating $223,000 are comprised of 2 loans, both of which have matured and the borrowers continue to make payments. These loans are currently in the process of being renewed. Impaired loans, which are comprised of non-accruing loans and troubled debt restructured loans, decreased by $50.1 million to $50.5 million for the quarter ended March 31, 2011. Impaired loans are attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets. Residents of Fairfield County, Connecticut, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.

The $32.5 million of non-accrual loans at March 31, 2011 is comprised of exposure to 32 borrowers, for which a specific reserve of $3.4 million has been established. All of the non-accruing loans are collateral dependent and are secured by residential or commercial real estate located within the Bank’s market area. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. Of the $32.5 million of non-accrual loans at March 31, 2011, borrowers of 10 loans with aggregate balances of $9.4 million continue to make loan payments and these loans are current within one month as to payments.
Potential Problem Loans
In addition to the above, there are $69.7 million of substandard accruing loans comprised of 45 loans and $54.6 million of special mention loans comprised of 53 loans for which management has a concern as to the ability of the borrowers to comply with the present repayment terms. All but $3.1 million of the substandard accruing loans and all of the special mention loans continue to make timely payments and are within 30 days at March 31, 2011.
Bancorp has had five consecutive quarters of decreases in substandard-accrual loans.
Other Real Estate Owned
The following table is a summary of Bancorp’s other real estate owned at the dates shown:

	March 31,	December 31,
	2011	2010

Residential construction	$—	$15,774,187
Land	950,000	634,600

Other real estate owned	$950,000	$16,408,787

The balance of other real estate owned at March 31, 2011 is comprised of one property with a carrying value of $950,000 that was obtained through loan foreclosure proceedings. Included in the bulk sale of non-performing assets were four OREO properties with an aggregate carrying value of $14.4 million.
Deferred Taxes
The determination of the amount of deferred tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of Bancorp at March 31, 2011. The deferred tax position has been affected by several significant matters in the past three years. These matters include increased levels of provision for loan losses, the high levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, Bancorp is in a cumulative net loss position at March 31, 2011, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize the deferred tax assets and accordingly has established a full valuation allowance totaling $16.9 million against its net deferred tax asset at March 31, 2011. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, Bancorp generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits
The following table is a summary of Bancorp’s deposits at the dates shown:

	March 31,	December 31,
	2011	2010

Non-interest bearing	$55,691,927	$51,058,373

Interest bearing
NOW	25,161,243	19,297,225
Savings	57,979,524	57,041,943
Money market	73,803,322	92,683,478
Time certificates, less than $100,000	219,759,502	251,296,558
Time certificates, $100,000 or more	148,887,513	175,431,252

Total interest bearing	525,591,104	595,750,456

Total Deposits	$581,283,031	$646,808,829

Total deposits decreased $65.5 million, or 10%, from $646.8 million at December 31, 2010 to $581.3 million at March 31, 2011. Demand deposits increased $4.6 million primarily as a result of increases in official checks and personal checking accounts of $2.7 million and $2.0 million respectively. Interest bearing accounts decreased $70.2 million. This is primarily due to decreases in certificates of deposit (“CD’s”) of $58.1 million, which is a result of Bancorp intentionally allowing the higher rate CD’s to runoff to help reduce the cost of funds and improve the interest spread; and, a decrease in money market accounts of $18.9 million due to improved economic conditions in the overall financial markets. A larger number of our CD account holders had temporarily placed funds in money market accounts during the economic recession. These were partially offset by increases in NOW accounts of $5.9 million and savings accounts of $938,000.
Borrowings
At March 31, 2011, total borrowings were $65.2 million and are unchanged compared to December 31, 2010. In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $63 million in additional advances from the Federal Home Loan Bank of Boston, including a $2.0 million overnight line of credit. The Bank has also established a line of credit at the Federal Reserve Bank.

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.4585% at March 31, 2011), matures on March 26, 2033. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. The deferral in the first quarter of 2011 represented the eighth consecutive quarter of deferral. The Company continues to accrue and charge interest to operations. The Company may defer the payment of interest until March 2014, and all accrued interest must be paid prior to or at completion of the deferral period.
Capital
Capital decreased $9.0 million compared to December 31, 2010 primarily as a result of the net loss of $6.2 million on the bulk sale of non-performing assets and loss on continuing operations for the three months ended March 31, 2011.
Off-Balance Sheet Arrangements
Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased by $10.5 million from $35.0 million at December 31, 2010 to $45.5 million at March 31, 2011, due to increases of $7.5 million in future loan commitments and $5.2 million in unused lines of credit.

Results of Operations
Interest and dividend income and expense
The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended March 31,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$532,985	$6,957	5.22%	$654,046	$9,097	5.56%
Investments	49,005	344	2.81%	66,391	559	3.37%
Interest bearing deposits in banks	99,270	62	0.25%	43,957	32	0.29%
Federal funds sold	10,000	4	0.16%	10,000	3	0.13%

Total interest earning assets	691,260	7,367	4.26%	774,394	9,691	5.01%

Cash and due from banks	20,101			20,268
Premises and equipment, net	4,968			6,246
Allowance for loan losses	(15,504)			(15,921)
Other assets	45,888			49,605

Total Assets	$746,713			$834,592

Interest bearing liabilities:
Deposits	$557,135	$1,865	1.34%	$679,451	$3,117	1.84%
FHLB advances	50,000	419	3.35%	50,000	419	3.36%
Subordinated debt	8,248	70	3.39%	8,248	69	3.35%
Other borrowings	7,000	77	4.42%	7,000	76	4.35%

Total interest bearing liabilities	622,383	2,431	1.56%	744,699	3,681	1.98%

Demand deposits	52,898			49,926
Accrued expenses and other liabilities	5,995			4,681
Shareholders’ equity	65,437			35,286

Total liabilities and equity	$746,713			$834,592

Net interest income		$4,936			$6,010

Interest margin			2.86%			3.10%

Interest spread			2.70%			3.03%

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

	Three months ended March 31,
	2011 vs 2010
	Increase (decrease) in Interest
	Income/Expense
	Due to change in:
	Volume	Rate	Total
	(dollars in thousands)
Interest earning assets:
Loans	$(1,609)	$(531)	$(2,140)
Investments	(131)	(84)	(215)
Interest bearing deposits in banks	35	(5)	30
Federal funds sold	—	1	1

Total interest earning assets	(1,705)	(619)	(2,324)

Interest bearing liabilities:
Deposits	$(499)	$(753)	$(1,252)
FHLB advances	—	(0)	(0)
Subordinated debt	—	1	1
Other borrowings	—	1	1

Total interest bearing liabilities	(499)	(751)	(1,250)

Net interest income	$(1,206)	$132	$(1,074)

For the quarter ended March 31, 2011, average interest earning assets decreased $83.1 million, or 11%, to $691.3 million from $774.4 million for the quarter ended March 31, 2010, resulting in interest income for Bancorp of $7.4 million compared to $9.7 million for the same period in 2010. Interest and fees on loans decreased $2.1 million, or 24%, from $9.1 million for the quarter ended March 31, 2010 to $7.0 million for the quarter ended March 31, 2011. This decrease is primarily the result of a $121.1 million decrease in the average balance of the loan portfolio plus high levels of liquidity. When compared to the same period last year, interest income on investments decreased by 38% due to a decrease of $17.4 million in the average balance of investments outstanding, and a decrease in the yield on the investment portfolio. Income on interest-bearing deposits in banks increased 94% for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010, which is reflective of an increase in the average balances due to excess funds being invested overnight in our Federal Reserve Bank account.

Total interest expense for the quarter ended March 31, 2011 of $2.4 million represents a decrease of $1.3 million, or 34%, compared to interest expense of $3.7 million for the same period last year. This decrease in interest expense is the result of a decrease in both interest rates paid and in the average balances of interest-bearing liabilities. Average balances of deposit accounts decreased $122.3 million, or 18%, which is comprised primarily of decreases in certificates of deposit, money market, and savings accounts of $82.0 million, $31.1 million and $7.0 million, respectively. In addition, significantly lower interest rates primarily contributed to the overall decrease of $1.3 million in interest expense on deposits. Average FHLB advances remained constant at $50 million and resulted in $419,000 in interest expense, which is consistent with the same period last year. Interest expense on the junior subordinated debt and borrowed funds remained relatively flat.
As a result of the above, Bancorp’s net interest income decreased $1.1 million, or 18%, to $4.9 million for the three months ended March 31, 2011 compared to $6.0 million for the same period last year. The net interest margin for the three months ended March 31, 2011 was 2.86% as compared to 3.10% for the three months ended March 31, 2010 as a result of the various reasons mentioned above.
Provision for Loan Losses
Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the three months ended March 31, 2011 was $7.0 million compared to $727,000 for the three months ended March 31, 2010 primarily due to $6.0 million related to loans transferred to held-for-sale in connection with the bulk loan sale. The allowance for loan losses decreased by $3.2 million from December 31, 2010 to March 31, 2011 due primarily to net charge-offs of $4.1 million of which $3.4 million were specific reserves related to loans in the bulk sale.
An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”
Non-interest income
Non-interest income increased $44,000 from $538,000 for the quarter ended March 31, 2010 to $583,000 for the quarter ended March 31, 2011. This is primarily due to an increase in earnings on the cash surrender value of life insurance.
Non-interest expenses
Non-interest expenses decreased $1.2 million or 14% from $8.7 million to $7.5 million for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010. Other real estate operations expenses decreased by $708,000, which includes an impairment write-down on one property of $166,000, and a net loss on sale of $58,000 for six properties during the quarter ended March 31, 2011. Bancorp owned one property as of March 31, 2011, compared to eight properties for the same quarter last year. Salaries and benefits expense decreased $147,000 for the quarter ended March 31, 2011 compared to the same period last year. Professional and other outside services, which are comprised primarily of audit and accounting fees, legal services and consulting fees, decreased $182,000 from $1.1 million for the quarter ended March 31, 2010, to $882,000 for the quarter ended March 31, 2011. The decrease is primarily due to lower legal fees of $196,000 due to the reduction of non-performing assets. Regulatory assessments decreased $84,000 due to decreased FDIC premiums based on the lower level of deposit balances. Loan administration and processing expenses decreased $59,000 to $37,000 for the quarter ended March 31, 2011 compared to $96,000 for the quarter ended March 31, 2010 due to a decrease in appraisal expenses. These were partially offset by increases in advertising and promotional expenses of $74,000.

Liquidity
Bancorp’s liquidity ratio was 28% at March 31, 2011 compared to 16% at March 31, 2010. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.
Capital
The following table illustrates Bancorp’s regulatory capital ratios at March 31, 2011 and December 31, 2010 respectively:

	March 31, 2011	December 31, 2010
Tier 1 Leverage Capital	8.71%	9.16%
Tier 1 Risk-based Capital	16.71%	15.69%
Total Risk-based Capital	18.14%	17.08%
The following table illustrates the Bank’s regulatory capital ratios at March 31, 2011 and December 31, 2010 respectively:

	March 31, 2011	December 31, 2010
Tier 1 Leverage Capital	8.38%	8.84%
Tier 1 Risk-based Capital	16.07%	15.15%
Total Risk-based Capital	17.50%	16.54%
Pursuant to the Securities Purchase Agreement among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated December 16, 2009 (the “Securities Purchase Agreement”), the Company may pay one or more special stock dividends (a “Special Dividend”) to stockholders in the form of Company common stock. The amount of that Special Dividend would be based upon the net recoveries received by the Bank during the period beginning after June 30, 2009 and ending on June 30, 2011 from the charged off portion of loans on the Bank’s books on or prior to June 30, 2009, and would be determined by cash collections of those loans during that period, net of all fees and expenses.
As of March 31, 2011, the majority of loans related to the Special Dividend have been resolved with no net recoveries. Further, the amount of fees and expenses incurred to date materially exceed any potential recovery of the remaining loans. Accordingly, there will be no current or future dividend payments related to the Special Dividend.

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
Net Interest Income and Economic Value
Summary Performance

March 31, 2011
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	24,059	1,224	5.36%	56,635	(4,600)	-7.51%
+ 100	23,353	518	2.27%	59,042	(2,193)	-3.58%
BASE	22,835			61,235
- 100	21,741	(1,094)	-4.79%	64,024	2,789	4.55%
- 200	20,724	(2,111)	-9.24%	69,514	8,279	13.52%

December 31, 2010
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	26,290	110	0.42%	63,164	(4,420)	-6.54%
+ 100	26,209	29	0.11%	65,502	(2,082)	-3.08%
BASE	26,180			67,584
- 100	25,869	(311)	-1.19%	70,228	2,644	3.91%
- 200	25,068	(1,112)	-4.25%	75,096	7,512	11.12%

Item 4:	Controls and Procedures
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
There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II — OTHER INFORMATION.

Item 1:	Legal Proceedings
Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 1A:	Risk Factors
During the three months ended March 31, 2011, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6:	Exhibits

No.		Description
2
Agreement and Plan of Reorganization dated as of June 28, 1999 between Bancorp and the Bank (incorporated by reference to Exhibit 2 to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3	(i)	Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i	)(A)
Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

3(i	)(B)
Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006 (commission File No. 000-29599)).

No.		Description
3(i	)(C)
Certificate of Amendment to the Certificate of Incorporation of Patriot National Bancorp, Inc., filed with the Secretary of State of the State of Connecticut on October 6, 2010 (incorporated by reference to Exhibit 3.1 to Bancorp’s Current Report on Form 8-K dated October 20, 2010 (Commission File No. 000- 29599)).

3(i	)(D)
Registration Rights Agreement, dated as of October 15, 2010, by and between Patriot National Bancorp, Inc. and PNBK Holdings LLC (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated October 20, 2010 (Commission File No. 000-29599)).

3(ii)		Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3.2 to Bancorp’s Current Report on Form 8-K dated December 26, 2007 (Commission File No. 1-32007))

10(a	)(1)
2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

10(a	)(3)
Employment Agreement, dated as of October 23, 2000, as amended by a First Amendment, dated as of March 21, 2001, among the Bank, Bancorp and Charles F. Howell (incorporated by reference to Exhibit 10(a)(4) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 000-29599)).

10(a	)(4)
Change of Control Agreement, dated as of January 1, 2007 among Angelo De Caro, and Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(4) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a	)(5)
Employment Agreement dated as of January 1, 2008 among Patriot National Bank, Bancorp and Robert F. O’Connell (incorporated by reference to Exhibit 10(a)(5) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 000-29599)).

No.		Description
10(a	)(6)
Change of Control Agreement, dated as of January 1, 2007 among Robert F. O’Connell, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(6) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a	)(9)
License agreement dated July 1, 2003 between Patriot National Bank and L. Morris Glucksman (incorporated by reference to Exhibit 10(a)(9) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599))

10(a	)(10)
Employment Agreement dated as of January 1, 2007 among Patriot National Bank, Bancorp and Charles F. Howell (incorporated by reference to Exhibit 10(a)(10) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a	)(11)
Change of Control Agreement, dated as of January 1, 2007 among Charles F. Howell, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(11) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a	)(12)	2005 Director Stock Award Plan (incorporated by reference to Exhibit 10(a)(12) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000 — 295999)).

10(a	)(13)
Change of Control Agreement, dated as of January 1, 2007 between Martin G. Noble and Patriot National Bank (incorporated by reference to Exhibit 10(a)(13) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a	)(14)
Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(14) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

No.		Description
10(a	)(15)
Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to Bancorp’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

10(a	)(16)
Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated December 17, 2009).

10(a	)(17)
First Amendment to Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of May 3, 2010 (incorporated by reference to Exhibit 10(a) to Bancorp’s Current Report on Form 8-K dated May 4, 2010).

10(a	)(18)
Purchase and Sale Agreement, dated February 25, 2011, by and among Patriot National Bank, Pinpat Acquisition Corporation and ES Ventures One LLC (incorporated by reference to Exhibit 2.1 to Bancorp’s Current Report on Form 8-K dated March 29, 2011).

10(a	)(19)
Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York (as incorporated by reference to Exhibit 10(a)(16) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010).

10	(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

14		Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10 — KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

21		Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31	(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certifications

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Patriot National Bancorp, inc. (Registrant)
By:	/s/ Robert F. O’Connell
Robert F. O’Connell,
Senior Executive Vice President Chief Financial Officer (On behalf of the registrant and as chief financial officer)
May 13, 2011