Form 10-Q
period 2011-06-30
PATRIOT NATIONAL BANCORP INC
filed 2011-08-12
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011	Commission file number 000-29599
PATRIOT NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)
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
Yes ☐       No ☑
State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.
Common stock, $0.01 par value per share, 38,362,727 shares outstanding as of the close of business July 29, 2011.

PART I — FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$6,242,000	$4,613,211
Interest bearing deposits	52,759,731	131,711,047
Federal funds sold	5,000,000	10,000,000
Short-term investments	547,146	453,400

Total cash and cash equivalents	64,548,877	146,777,658

Securities:
Available for sale securities, at fair value (Note 2)	88,926,471	40,564,700
Other Investments	3,500,000	3,500,000
Federal Reserve Bank stock, at cost	1,910,600	1,192,000
Federal Home Loan Bank stock, at cost	4,508,300	4,508,300

Total securities	98,845,371	49,765,000
Loans receivable (net of allowance for loan losses: 2011: $11,399,727 2010: $15,374,101) (Note 3)	451,981,025	534,531,213
Accrued interest and dividends receivable	2,329,463	2,512,186
Premises and equipment, net	4,234,211	5,270,312
Cash surrender value of life insurance	20,669,577	20,348,332
Other real estate owned	3,611,330	16,408,787
Deferred tax asset (Note 9)	—	—
Other assets	1,986,100	8,711,366

Total assets	$648,205,954	$784,324,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$61,585,518	$51,058,373
Interest bearing deposits	462,919,319	595,750,456

Total deposits	524,504,837	646,808,829

Borrowings:
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	50,000,000	50,000,000

Total borrowings	57,000,000	57,000,000

Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	7,188,149	5,095,837

Total liabilities	596,940,986	717,152,666

Commitments (Note 7)

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 38,374,432 shares issued; 38,362,727 shares outstanding	383,744	383,744
Additional paid-in capital	105,050,433	105,050,433
Accumulated deficit	(55,557,311)	(39,399,345)
Less: Treasury stock, at cost: 2011 and 2010, 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive income	1,548,127	1,297,381

Total shareholders’ equity	51,264,968	67,172,188

Total liabilities and shareholders’ equity	$648,205,954	$784,324,854

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest and Dividend Income
Interest and fees on loans	$6,538,593	$8,937,870	$13,495,154	$18,034,359
Interest on investment securities	486,738	377,286	760,921	866,848
Dividends on investment securities	80,728	66,421	150,629	135,706
Interest on federal funds sold	2,385	4,486	6,411	7,847
Other interest income	58,363	21,456	120,253	53,270

Total interest and dividend income	7,166,807	9,407,519	14,533,368	19,098,030

Interest Expense
Interest on deposits	1,553,745	2,948,548	3,419,094	6,065,864
Interest on Federal Home Loan Bank borrowings	423,529	423,529	842,404	842,404
Interest on subordinated debt	71,219	71,031	141,617	140,364
Interest on other borrowings	76,927	76,927	153,009	153,008

Total interest expense	2,125,420	3,520,035	4,556,124	7,201,640

Net interest income	5,041,387	5,887,484	9,977,244	11,896,390
Provision for Loan Losses	1,482,798	512,000	8,464,427	1,239,000

Net interest income after provision for loan losses	3,558,589	5,375,484	1,512,817	10,657,390

Non-interest Income
Mortgage brokerage referral fees	1,610	26,790	14,610	53,674
Loan application, inspection & processing fees	23,966	39,554	40,765	75,383
Deposit fees and service charges	248,039	274,197	528,940	527,718
Gains on sale of loans	79,729	—	79,729	—
Earnings on cash surrender value of life insurance	152,985	138,722	321,245	268,833
Other income	203,984	81,363	307,874	173,486

Total non-interest income	710,313	560,626	1,293,163	1,099,094

Non-interest Expenses
Salaries and benefits	3,189,311	3,191,355	6,403,826	6,552,640
Occupancy and equipment expense	1,291,826	1,297,900	2,646,393	2,836,297
Data processing	336,005	291,664	663,809	581,827
Advertising and promotional expenses	271,781	71,045	429,755	154,678
Professional and other outside services	1,234,958	702,994	2,116,665	1,875,171
Loan administration and processing expenses	48,159	71,188	85,218	176,216
Regulatory assessments	628,476	689,798	1,239,744	1,384,641
Insurance expense	228,637	128,269	459,411	404,399
Other real estate operations	774,450	511,453	1,044,957	1,305,627
Material and communications	164,115	200,581	364,253	401,863
Restructuring charges and asset disposals (Note 11)	2,986,441	—	2,986,441	—
Other operating expenses	290,111	180,040	523,474	389,869

Total non-interest expenses	11,444,270	7,336,287	18,963,946	16,063,228

Loss before income taxes	(7,175,368)	(1,400,177)	(16,157,966)	(4,306,744)
Provision for Income Taxes	—	—	—	(225,000)

Net loss	$(7,175,368)	$(1,400,177)	$(16,157,966)	$(4,531,744)

Basic and diluted loss per share (Note 5)	$(0.19)	$(0.29)	$(0.42)	$(0.95)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Stock	Income	Total

Six months ended June 30, 2010

Balance at December 31, 2009	4,762,727	$9,548,864	$49,651,534	$(24,000,400)	$(160,025)	$821,337	$35,861,310

Comprehensive loss
Net loss	—	—	—	(4,531,744)	—	—	(4,531,744)
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	258,733	258,733

Total comprehensive loss							(4,273,011)

Balance, June 30, 2010	4,762,727	$9,548,864	$49,651,534	$(28,532,144)	$(160,025)	$1,080,070	$31,588,299

Six months ended June 30, 2011

Balance at December 31, 2010	38,362,727	$383,744	$105,050,433	$(39,399,345)	$(160,025)	$1,297,381	$67,172,188

Comprehensive loss
Net loss	—	—	—	(16,157,966)	—	—	(16,157,966)
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	250,746	250,746

Total comprehensive loss							(15,907,220)

Balance, June 30, 2011	38,362,727	$383,744	$105,050,433	$(55,557,311)	$(160,025)	$1,548,127	$51,264,968

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(16,157,966)	$(4,531,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Restructuring charges and asset disposals	1,996,441	—
Amortization and accretion of investment premiums and discounts, net	116,431	220,040
Amortization and accretion of purchase loan premiums and discounts, net	5,028	7,096
Provision for loan losses	8,464,427	1,239,000
Gain on sale of loans	(79,729)	—
Amortization of core deposit intangible	7,506	7,950
Earnings on cash surrender value of life insurance	(321,245)	(268,833)
Depreciation and amortization	684,904	759,658
Loss on sale of other real estate owned	58,215	173,289
Impairment writedown on other real estate owned	165,764	855,697
Changes in assets and liabilities:
Decrease (increase) in deferred loan costs	100,958	(251,312)
Decrease in accrued interest and dividends receivable	182,723	267,946
Decrease in other assets	6,717,760	585,244
Increase in accrued expenses and other liabilities	457,203	259,294

Net cash provided by (used in) operating activities	2,398,420	(676,675)

Cash Flows from Investing Activities:
Purchases of available for sale securities	(51,995,480)	(15,162,500)
Principal repayments on available for sale securities	3,976,411	3,099,854
Purchases of Federal Reserve Bank Stock	(1,174,100)	—
Redemptions of Federal Reserve Bank Stock	455,500	605,450
Proceeds from sale of loans	55,089,794	—
Net decrease in loans	16,308,380	40,246,529
Purchase of other real estate owned	(481,165)	—
Proceeds from sale of other real estate owned	15,715,973	11,423,342
Capital improvements of other real estate owned	—	(114,871)
Purchase of bank premises and equipment	(218,522)	(87,739)

Net cash provided by investing activities	37,676,791	40,010,065

Cash Flows from Financing Activities:
Net decrease in demand, savings and money market deposits	(9,443,954)	(10,002,369)
Net decrease in time certificates of deposits	(112,860,038)	(36,088,974)

Net cash used in financing activities	(122,303,992)	(46,091,343)

Net decrease in cash and cash equivalents	(82,228,781)	(6,757,953)

Cash and Cash Equivalents:
Beginning	146,777,658	107,799,432

Ending	$64,548,877	$101,041,479

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	2011	2010

Supplemental Disclosures of Cash Flow Information
Interest paid	$4,432,799	$7,111,982

Income taxes paid	$10,534	$2,080

Supplemental disclosures of noncash investing and financing activities:

Unrealized holding gain on available for sale securities arising during the period	$459,133	$417,308

Transfer of loans to other real estate owned	$2,661,330	$—

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
The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six months June 30, 2011 are not necessarily indicative of the results of operations that may be expected for the remainder of 2011.
Note 2: Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available-for-sale securities at June 30, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011:

U. S. Government agency mortgage-backed securities	$75,475,069	$1,294,977	$(37,159)	$76,732,887
Auction rate preferred equity securities	1,899,720	1,355,175	—	3,254,895
Corporate bonds	9,000,000	—	(61,311)	8,938,689

	$86,374,789	$2,650,152	$(98,470)	$88,926,471

December 31, 2010:

U. S. Government agency mortgage-backed securities	$36,572,430	$900,286	$(838)	$37,471,878
Auction rate preferred equity securities	1,899,720	1,193,102	—	3,092,822

	$38,472,150	$2,093,388	$(838)	$40,564,700

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at June 30, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2011:

Corporate bonds	$8,938,689	$(61,311)	$—	$—	$8,938,689	$(61,311)
U. S. Government mortgage - backed securities	$14,964,561	$(37,159)	$—	$—	$14,964,561	$(37,159)

Totals	$23,903,250	$(98,470)	$—	$—	$23,903,250	$(98,470)

December 31, 2010:

U. S. Government mortgage - backed securities	$86,375	$(838)	$—	$—	$86,375	$(838)

Totals	$86,375	$(838)	$—	$—	$86,375	$(838)

At June 30, 2011, 11 securities had unrealized holding losses with aggregate depreciation of 0.41% from the amortized cost. There were no securities with unrealized losses greater than 5% of amortized cost. At December 31, 2010, two securities had unrealized losses with aggregate depreciation of 1.0% from the amortized cost. There were no securities with unrealized losses greater than 5% of amortized cost.
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
Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to interest rate changes on corporate debt and on mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the mortgage-backed securities, as well as the corporate bonds, to be financially sound, and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

The amortized cost and fair value of available-for-sale debt securities at June 30, 2011, by contractual maturity, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	Amortized Cost	Fair Value
Maturity:
Corporate bonds 5 to 10 years	$9,000,000	$8,938,689
Mortgage-backed securities	75,475,069	76,732,887

Total	$84,475,069	$85,671,576

Note 3: Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio at June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010
Real Estate
Commercial	$203,889,507	$228,842,489
Residential	154,301,727	187,058,318
Construction	26,479,881	63,889,083
Construction to permanent	10,300,425	10,331,043
Commercial	23,512,120	14,573,790
Consumer home equity	42,600,664	42,884,962
Consumer installment	2,009,548	1,932,763

Total Loans	463,093,872	549,512,448
Premiums on purchased loans	237,398	242,426
Net deferred costs	49,482	150,440
Allowance for loan losses	(11,399,727)	(15,374,101)

Loans receivable, net	$451,981,025	$534,531,213

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance, beginning of period	$12,208,476	$15,061,796	$15,374,101	$15,794,118
Provision for loan losses	1,482,798	512,000	8,464,427	1,239,000
Loans charged-off	(3,034,591)	(1,594,136)	(7,188,138)	(3,177,383)
Recoveries of loans previously charged-off	743,044	9,409	763,650	133,334
Transferred to loans held-for-sale	—	—	(6,014,313)	—

Balance, end of period	$11,399,727	$13,989,069	$11,399,727	$13,989,069

At June 30, 2011 and December 31, 2010, the unpaid balances of loans delinquent 90 days or more and still accruing interest were $906,962 and $3,374,242, respectively. At June 30, 2011, this was comprised of one loan which has matured, is well secured and the borrower continues to make payments monthly. The Company has agreed to forbear from pursuing its remedies while the borrower arranges refinancing from another financial institution.
The unpaid principal balances of loans on nonaccrual status and considered impaired were $26.7 million at June 30, 2011 and $89.1 million at December 31, 2010. On March 24, 2011, the Company completed the sale of certain non-performing assets that included 21 non-accruing loans with an aggregate net book value of $52.4 million (net of related specific reserves) and 4 other real estate owned (“OREO”) properties with an aggregate carrying value of $14.4 million. The sale of $66.8 million of non-performing assets was consummated for a cash purchase price of $60,602,036 which represented 90.7% of the Bank’s net book value for these assets.
If non-accrual loans had been performing in accordance with their original terms, the Company would have recorded approximately $0.5 million of additional income during the quarter ended June 30, 2011 and $1.6 million during the quarter ended June 30, 2010. If non-accrual loans had been performing in accordance with their original terms, the Company would have recorded approximately $1.5 million of additional income for the six months ended June 30, 2011 and $3.4 million during the six months ended June 30, 2010.
For the three months ended June 30, 2011 and 2010, the interest collected and recognized as income on impaired loans was approximately $30,000 and $546,000, respectively. For the six months ended June 30, 2011 and 2010, the interest income collected and recognized on impaired loans was approximately $461,000 and $1,279,000 respectively. The average recorded investment in impaired loans for the three and six months ended June 30, 2011 was $42.0 million and $60.8 million respectively.
At June 30, 2011, there were 16 loans totaling $31.5 million that were considered “troubled debt restructurings,” all of which are included in impaired loans, as compared to December 31, 2010 when there were 19 loans totaling $38.0 million, all of which were included in impaired loans. At June 30, 2011, 6 of the 16 loans aggregating $16.1 million were accruing loans and 10 loans aggregating $15.4 million were non-accruing loans.
The Company’s lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York. The Company grants commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company had granted loans for the construction of residential homes, residential developments and for land development projects. A moratorium on all new construction loans was instituted by management in July 2008. All residential and commercial mortgage loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.
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

Risk characteristics of the Company’s portfolio classes include the following:
Commercial Real Estate Loans — In underwriting commercial real estate loans, the Company evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loans. Repayment of such loans may be negatively impacted should the borrower default or should there be a substantial decline in the value of the property securing the loan or a decline in the general economic conditions. Where the owner occupies the property, the Company also evaluates the business’s ability to repay the loan on a timely basis. In addition, the Company may require personal guarantees, lease assignments and/or the guarantee of the operating company when the property is owner occupied. These types of loans may involve greater risks than other types of lending, because payments on such loans are often dependent upon the successful operation of the business involved, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions affecting the borrowers’ business.
Construction Loans — Construction loans are short-term loans (generally up to 18 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed.
In the past, the Company funded construction of single family homes, when no contract of sale exists, based upon the experience of the builder, the financial strength of the owner, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic conditions. The Company has had a moratorium in place since mid-2008 on new speculative construction loans.
Residential Real Estate Loans — Various loans secured by residential real estate properties are offered by the Company, including 1-4 family residential mortgages, multi-family residential loans and a variety of home equity line of credit products. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be a decline in general economic conditions.
Commercial and Industrial Loans — The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long-term working capital purposes. These loans are generally secured by corporate assets, often with real estate as secondary collateral, but are also offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. Commercial loans are often larger and may involve greater risks than other type of loans offered by the Company. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.
Other Loans — The Company also offers installment loans and reserve lines of credit to individuals. Repayments of such loans are often dependent on the personal income of the borrower which may be negatively impacted by adverse changes in economic conditions. The Company does not place an emphasis on originating these types of loans.
The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burdened ratios.

The following table sets forth activity in our allowance for loan losses, by loan type, for the period ended June 30, 2011. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment.

		Commercial Real		Construction
Three months ended June 30, 2011	Commercial	Estate	Construction	to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$590,872	$6,576,501	$2,938,102	$529,745	$1,097,762	$452,708	$22,786	$12,208,476
Charge-offs	—	(1,801,551)	(1,071,281)	—	—	(161,759)	—	(3,034,591)
Recoveries	—	3,789	443,588	—	—	295,667	—	743,044
Transferred to loans held-for-sale	—	—	—	—	—	—	—	—
Provision	294,438	1,658,960	(969,470)	355,307	147,727	17,442	(21,606)	1,482,798

Ending Balance	$885,310	$6,437,699	$1,340,939	$885,052	$1,245,489	$604,058	$1,180	$11,399,727
Ending balance: individually evaluated for impairment	$226,674	$1,356,134	$228,599	$818,217	$220,476	$151,500	$—	$3,001,600

Ending balance: collectively evaluated for impairment	$658,636	$5,081,565	$1,112,340	$66,835	$1,025,013	$452,558	$1,180	$8,398,127

Total Allowance for Loan Losses	$885,310	$6,437,699	$1,340,939	$885,052	$1,245,489	$604,058	$1,180	$11,399,727

Total Loans ending balance	$23,512,120	$203,889,507	$26,479,881	$10,300,425	$154,301,727	$44,610,212	$—	$463,093,872

Ending balance: individually evaluated for impairment	$1,212,521	$11,812,331	$6,364,172	$8,591,092	$13,413,155	$1,417,742	$—	$42,811,013

Ending balance: collectively evaluated for impairment	$22,299,599	$192,077,176	$20,115,709	$1,709,333	$140,888,572	$43,192,470	$—	$420,282,859

		Commercial Real		Construction
Six months ended June 30, 2011	Commercial	Estate	Construction	to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$441,319	$7,632,355	$3,478,058	$491,446	$2,363,838	$578,612	$388,473	$15,374,101
Charge-offs	—	(2,736,139)	(2,832,041)	—	(1,458,199)	(161,759)	—	(7,188,138)
Recoveries	240	3,789	461,282	—	—	298,339	—	763,650
Transferred to loans held-for-sale	—	(963,461)	(1,369,354)	—	(3,681,498)	—	—	(6,014,313)
Provision	443,751	2,501,155	1,602,994	393,606	4,021,348	(111,134)	(387,293)	8,464,427

Ending Balance	$885,310	$6,437,699	$1,340,939	$885,052	$1,245,489	$604,058	$1,180	$11,399,727
Ending balance: individually evaluated for impairment	$226,674	$1,356,134	$228,599	$818,217	$220,476	$151,500	$—	$3,001,600

Ending balance: collectively evaluated for impairment	$658,636	$5,081,565	$1,112,340	$66,835	$1,025,013	$452,558	$1,180	$8,398,127

Total Allowance for Loan Losses	$885,310	$6,437,699	$1,340,939	$885,052	$1,245,489	$604,058	$1,180	$11,399,727

Total Loans ending balance	$23,512,120	$203,889,507	$26,479,881	$10,300,425	$154,301,727	$44,610,212	$—	$463,093,872

Ending balance: individually evaluated for impairment	$1,212,521	$11,812,331	$6,364,172	$8,591,092	$13,413,155	$1,417,742	$—	$42,811,013

Ending balance: collectively evaluated for impairment	$22,299,599	$192,077,176	$20,115,709	$1,709,333	$140,888,572	$43,192,470	$—	$420,282,859

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
Appraisals on properties securing impaired loans and Other Real Estate Owned are updated annually. Additionally, appraisals on construction loans are updated four months in advance of scheduled maturity dates. We update our impairment analysis monthly based on the most recent appraisal as well as other factors (such as senior lien positions, e.g. property taxes), and we are using published information regarding actual median home sales prices in the towns/counties where our collateral is located in CT and NY.
The majority of the Company’s impaired loans have been resolved through courses of action other than via bank liquidations of real estate collateral through the OREO. These include normal loan payoffs, the traditional workout process, triggering personal guarantee obligations, and troubled debt restructurings. However, as loan workout efforts progress to a point where the bank’s liquidation of real estate collateral is the likely outcome, the impairment analysis is updated to reflect actual recent experience with bank sales of OREO properties.
A disposition discount is built into our impairment analysis and reflected in our allowance once a property is determined to be a likely OREO (e.g. foreclosure is probable). To determine the discount we compare the actual sales prices of our OREO properties to the appraised value that was obtained as of the date when we took title to the property. The difference is the bank-owned disposition discount.
The Company has a risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly, and adjusted if necessary. Similarly, the Loan Committee can adjust a risk rating. The Loan Workout Committee meets on a regular basis and reviews loans rated “special mention” or worse. In addition, the Company engages a third party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the Bank’s risk ratings assigned to such loans. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.
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
Charge-off generally commences in the month that the loan is classified “doubtful” and is fully charged off within six months of such classification. If the account is classified “loss” the full balance is charged off immediately. The full balance is charged off regardless of the potential recovery from the sale of the collateral. This amount is recognized as a recovery once the collateral is sold.
In accordance with FFIEC (“Federal Financial Institutions Examination Council”) published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” credits are charged-off when 180 days delinquent and “Closed-end” credits are charged-off when 120 days delinquent. Typically, consumer installment loans are charged off no later than 90 days past due.

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at June 30, 2011:
CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

							Construction to
	Commercial		Commercial Real Estate		Construction		Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$17,059,866	$1,010,558	$129,445,812	$7,930,298	$—	$—	$—	$—	$100,042,773	$36,102,022	$38,681,443	$504,874	$689,849	$331,467,495
Special Mention	244,506	174,250	26,506,967	4,644,478	11,364,872	—	1,709,333	—	1,040,930	—	274,390	3,029,362	—	48,989,088
Substandard & Doubtful	4,850,852	172,088	13,939,247	21,422,705	5,402,712	9,712,297	—	8,591,092	3,999,523	13,116,479	12,552	1,417,742	—	82,637,289

	$22,155,224	$1,356,896	$169,892,026	$33,997,481	$16,767,584	$9,712,297	$1,709,333	$8,591,092	$105,083,226	$49,218,501	$38,968,385	$4,951,978	$689,849	$463,093,872

CREDIT RISK PROFILE

		Commercial Real		Construction to	Residential
	Commercial	Estate	Construction	Permanent	Real Estate	Consumer	Totals

Performing	$22,299,599	$192,319,547	$20,115,709	$6,614,333	$151,395,323	$43,616,470	$436,360,981
Non Performing	1,212,521	11,569,960	6,364,172	3,686,092	2,906,404	993,742	26,732,891

Total	$23,512,120	$203,889,507	$26,479,881	$10,300,425	$154,301,727	$44,610,212	$463,093,872

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2010:
CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

							Construction to
	Commercial		Commercial Real Estate		Construction		Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$11,225,261	$256,296	$124,645,152	$9,449,059	$1,272,028	$350,000	$—	$—	$91,534,348	$51,996,851	$35,192,214	$—	1,917,783	$327,838,992
Special Mention	704,053	181,600	35,253,018	4,645,738	15,059,704	4,485,209	1,709,333	—	2,088,700	2,907,285	3,146,244	2,879,621	—	73,060,505
Substandard & Doubtful	1,424,161	782,419	13,792,482	41,057,040	10,712,146	32,009,996	—	8,621,710	18,052,003	20,479,131	99,235	1,567,648	14,980	148,612,951

	$13,353,475	$1,220,315	$173,690,652	$55,151,837	$27,043,878	$36,845,205	$1,709,333	$8,621,710	$111,675,051	$75,383,267	$38,437,693	$4,447,269	$1,932,763	$549,512,448

CREDIT RISK PROFILE

		Commercial Real		Construction to	Residential
	Commercial	Estate	Construction	Permanent	Real Estate	Consumer	Totals

Performing	$13,358,840	$202,054,317	$33,003,060	$8,951,208	$159,270,574	$43,724,749	$460,362,748
Non Performing	1,214,950	26,788,172	30,886,023	1,379,835	27,787,744	1,092,976	89,149,700

Total	$14,573,790	$228,842,489	$63,889,083	$10,331,043	$187,058,318	$44,817,725	$549,512,448

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these nonaccrual loans was $26.7 million and $89.1 million at June 30, 2011, and December 31, 2010 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, or earlier if deemed appropriate, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain trouble debt restructures (TDRs) are placed on non-accrual status.
The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at June 30, 2011:

	Non-Accrual and Past Due Loans
							Total Non-
						>90 Days Past	Accrual and
	31-60 Days	61-90 Days	Greater Than	Total Past		Due and	Past Due
2011	Past Due	Past Due	90 Days	Due	Current	Accruing	Loans
Commercial
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	348,208	348,208	864,313	—	1,212,521

Total Commercial	$—	$—	$348,208	$348,208	$864,313	$—	$1,212,521

Commercial Real Estate
Substandard	$1,762,100	$—	$6,471,749	$8,233,849	$3,336,111	$906,962	$12,476,922

Total Commercial Real Estate	$1,762,100	$—	$6,471,749	$8,233,849	$3,336,111	$906,962	$12,476,922

Construction
Substandard	$—	$—	$3,350,744	$3,350,744	$3,013,428	$—	$6,364,172

Total Construction	$—	$—	$3,350,744	$3,350,744	$3,013,428	$—	$6,364,172

Construction to Permanent
Substandard	$2,336,875	$—	$—	$2,336,875	$1,349,217	$—	$3,686,092

Total Construction to Permanent	$2,336,875	$—	$—	$2,336,875	$1,349,217	$—	$3,686,092

Residential Real Estate
Substandard	$—	$406,404	$2,500,000	$2,906,404	$—	$—	$2,906,404

Total Residential Real Estate	$—	$406,404	$2,500,000	$2,906,404	$—	$—	$2,906,404

Consumer
Substandard	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total Consumer	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total	$4,098,975	$406,404	$13,664,443	$18,169,822	$8,563,069	$906,962	$27,639,853

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2010:

	Non-Accrual and Past Due Loans
							Total Non-
						>90 Days Past	Accrual and
	31-60 Days	61-90 Days	Greater Than	Total Past		Due and	Past Due
2010	Past Due	Past Due	90 Days	Due	Current	Accruing	Loans
Commercial
Special Mention	$—	$—	$—	$—	$—	$63,289	$63,289
Substandard	350,000	100,000	698,767	1,148,767	66,183	175,000	1,389,950

Total Commercial	$350,000	$100,000	$698,767	$1,148,767	$66,183	$238,289	$1,453,239

Commercial Real Estate
Substandard	$269,672	$6,449,096	$13,521,123	$20,239,891	$6,548,281	$—	$26,788,172

Total Commercial Real Estate	$269,672	$6,449,096	$13,521,123	$20,239,891	$6,548,281	$—	$26,788,172

Construction
Substandard	$1,517,943	$4,059,516	$13,736,985	$19,314,444	$11,571,579	$3,135,953	$34,021,976

Total Construction	$1,517,943	$4,059,516	$13,736,985	$19,314,444	$11,571,579	$3,135,953	$34,021,976

Construction to Permanent
Substandard	$—	$—	$—	$—	$1,379,835	$—	$1,379,835

Total Construction to Permanent	$—	$—	$—	$—	$1,379,835	$—	$1,379,835

Residential Real Estate
Substandard	$—	$—	$15,897,248	$15,897,248	$11,890,496	$—	$27,787,744

Total Residential Real Estate	$—	$—	$15,897,248	$15,897,248	$11,890,496	$—	$27,787,744

Consumer
Substandard	$—	$—	$1,092,976	$1,092,976	$—	$—	$1,092,976

Total Consumer	$—	$—	$1,092,976	$1,092,976	$—	$—	$1,092,976

Total	$2,137,615	$10,608,612	$44,947,099	$57,693,326	$31,456,374	$3,374,242	$92,523,942

These non-accrual and past due amounts included loans deemed to be impaired of $42.8 million and $89.1 million at June 30, 2011, and December 31, 2010, respectively. Loans past due ninety days or more and still accruing interest were approximately $907,000 and $3.4 million at June 30, 2011, and December 31, 2010 respectively, and consisted of one loan at June 30, 2011 that is current as to payment but past maturity where payoff is pending.

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at June 30, 2011.

	Performing (Accruing) Loans						Total Non-
			Greater			Total	Accrual and
	31-60 Days	61-90 Days	Than 90	Total Past		Performing	Past Due
2011	Past Due	Past Due	Days	Due	Current	Loans	Loans	Total Loans
Commercial
Pass	$—	$—	$—	$—	$18,070,424	$18,070,424	$—	$18,070,424
Special Mention	—	—	—	—	418,756	418,756	—	418,756
Substandard	248,318	—	—	248,318	3,562,101	3,810,419	1,212,521	5,022,940

Total Commercial	$248,318	$—	$—	$248,318	$22,051,281	$22,299,599	$1,212,521	$23,512,120

Commercial Real Estate
Pass	$—	$—	$—	$—	$137,376,110	$137,376,110	$—	$137,376,110
Special Mention	—	—	—	—	31,151,444	31,151,444	—	31,151,444
Substandard	622,027	949,141	—	1,571,168	21,313,863	22,885,031	12,476,922	35,361,953

Total Commercial Real Estate	$622,027	$949,141	$—	$1,571,168	$189,841,417	$191,412,585	$12,476,922	$203,889,507

Construction
Pass	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	11,364,872	11,364,872	—	11,364,872
Substandard	—	—	—	—	8,750,837	8,750,837	6,364,172	15,115,009

Total Construction	$—	$—	$—	$—	$20,115,709	$20,115,709	$6,364,172	$26,479,881

Construction to Permanent
Pass	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	1,709,333	1,709,333	—	1,709,333
Substandard	—	—	—	—	4,905,000	4,905,000	3,686,092	8,591,092

Total Construction to Permanent	$—	$—	$—	$—	$6,614,333	$6,614,333	$3,686,092	$10,300,425

Residential Real Estate
Pass	$—	$—	$—	$—	$136,144,795	$136,144,795	$—	$136,144,795
Special Mention	521,406	—	—	521,406	519,524	1,040,930	—	1,040,930
Substandard	—	—	—	—	14,209,598	14,209,598	2,906,404	17,116,002

Total Residential Real Estate	$521,406	$—	$—	$521,406	$150,873,917	$151,395,323	$2,906,404	$154,301,727

Consumer
Pass	$—	$—	$—	$—	$39,876,166	$39,876,166	$—	$39,876,166
Special Mention	—	—	—	—	3,303,753	3,303,753	—	3,303,753
Substandard	—	—	—	—	436,551	436,551	993,742	1,430,293

Total Consumer	$—	$—	$—	$—	$43,616,470	$43,616,470	$993,742	$44,610,212

Total	$1,391,751	$949,141	$—	$2,340,892	$433,113,127	$435,454,019	$27,639,853	$463,093,872

The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2010.

	Performing (Accruing) Loans					Total Non-
		Greater			Total	Accrual and
	31-60 Days	Than 60	Total Past		Perfoming	Past Due
2010	Past Due	Days	Due	Current	Loans	Loans	Total Loans
Commercial
Pass	$—	$—	$—	$11,481,557	$11,481,557	$—	$11,481,557
Special Mention	—	—	—	822,364	822,364	63,289	885,653
Substandard	—	—	—	816,630	816,630	1,389,950	2,206,580

Total Commercial	$—	$—	$—	$13,120,551	$13,120,551	$1,453,239	$14,573,790

Commercial Real Estate
Pass	$—	$—	$—	$134,094,210	$134,094,210	$—	$134,094,210
Special Mention	—	—	—	39,898,756	39,898,756	—	39,898,756
Substandard	—	—	—	28,061,351	28,061,351	26,788,172	54,849,523

Total Commercial Real Estate	$—	$—	$—	$202,054,317	$202,054,317	$26,788,172	$228,842,489

Construction
Pass	$—	$—	$—	$1,622,029	$1,622,029	$—	$1,622,029
Special Mention	—	—	—	19,544,913	19,544,913	—	19,544,913
Substandard	—	—	—	8,700,165	8,700,165	34,021,976	42,722,141

Total Construction	$—	$—	$—	$29,867,107	$29,867,107	$34,021,976	$63,889,083

Construction to Permanent
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	1,709,333	1,709,333	—	1,709,333
Substandard	1,127,875	—	1,127,875	6,114,000	7,241,875	1,379,835	8,621,710

Total Construction to Permanent	$1,127,875	$—	$1,127,875	$7,823,333	$8,951,208	$1,379,835	$10,331,043

Residential Real Estate
Pass	$198,357	$—	$198,357	$143,332,842	$143,531,199	$—	$143,531,199
Special Mention	2,907,285	—	2,907,285	2,088,700	4,995,985	—	4,995,985
Substandard	—	—	—	10,743,390	10,743,390	27,787,744	38,531,134

Total Residential Real Estate	$3,105,642	$—	$3,105,642	$156,164,932	$159,270,574	$27,787,744	$187,058,318

Consumer
Pass	$—	$—	$—	$37,109,997	$37,109,997	$—	$37,109,997
Special Mention	168,589	—	168,589	5,857,276	6,025,865	—	6,025,865
Substandard	—	—	—	588,887	588,887	1,092,976	1,681,863

Total Consumer	$168,589	$—	$168,589	$43,556,160	$43,724,749	$1,092,976	$44,817,725

Total	$4,402,106	$—	$4,402,106	$452,586,400	$456,988,506	$92,523,942	$549,512,448

The following table summarizes impaired loans as of June 30, 2011:

	Recorded	Unpaid Principal
	Investment	Balance	Related Allowance
2011
With no related allowance recorded:
Commercial	$848,208	$1,167,972	$—
Commercial Real Estate	4,695,242	5,418,345	—
Construction	5,106,134	6,246,697	—
Construction to Permanent	4,905,000	4,905,000
Residential	8,331,641	8,331,641	—
Consumer	993,742	1,038,640	—

Total:	$24,879,967	$27,108,295	$—

With an allowance recorded:
Commercial	$364,313	$387,714	$226,674
Commercial Real Estate	7,117,089	8,092,062	1,356,134
Construction	1,258,038	2,386,713	228,599
Construction to Permanent	3,686,092	3,761,875	818,217
Residential	5,081,514	5,081,514	220,476
Consumer	424,000	424,000	151,500

Total:	$17,931,046	$20,133,878	$3,001,600

Commercial	$1,212,521	$1,555,686	$226,674
Commercial Real Estate	11,812,331	13,510,407	1,356,134
Construction	6,364,172	8,633,410	228,599
Construction to Permanent	8,591,092	8,666,875	818,217
Residential	13,413,155	13,413,155	220,476
Consumer	1,417,742	1,462,640	151,500

Total:	$42,811,013	$47,242,173	$3,001,600

The recorded investment of impaired loans at June 30, 2011 and December 31, 2010 was $42.8 million and $100.7 million respectively, with related allowances of $3.0 million and $6.0 million, respectively.
Included in the table above at June 30, 2011, are 19 loans with carrying balances of $24.9 million that required no specific reserves in our allowance for loan losses comprised of 15 non-accruing loans aggregating $13.9 million and 4 accruing TDR loans aggregating $11.0 million. Loans that did not require specific reserves at June 30, 2011 have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

The following table summarizes impaired loans as of December 31, 2010:

	Recorded	Unpaid Principal
	Investment	Balance	Related Allowance
2010
With no related allowance recorded:
Commercial	$1,077,512	$1,828,917	$—
Commercial Real Estate	12,770,033	13,052,924	—
Construction	14,060,251	15,133,253	—
Construction to Permanent	—	—
Residential	24,513,106	24,737,293	—
Consumer	1,516,977	1,883,585	—

Total:	$53,937,879	$56,635,972	$—

With an allowance recorded:
Commercial	$137,438	$151,633	$76,045
Commercial Real Estate	15,696,205	19,509,247	2,300,199
Construction	16,825,772	19,368,468	1,895,326
Construction to Permanent	1,379,835	1,425,000	183,835
Residential	12,706,762	12,826,248	1,556,077
Consumer	—	—	—

Total:	$46,746,012	$53,280,596	$6,011,482

Commercial	$1,214,950	$1,980,550	$76,045
Commercial Real Estate	28,466,238	32,562,171	2,300,199
Construction	30,886,023	34,501,721	1,895,326
Construction to Permanent	1,379,835	1,425,000	183,835
Residential	37,219,868	37,563,541	1,556,077
Consumer	1,516,977	1,883,585	—

Total:	$100,683,891	$109,916,568	$6,011,482

Included in the table above at December 31, 2010, are loans with carrying balances of $53.9 million that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves at December 31, 2010 have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans.

Note 4: Deposits
The following table is a summary of the Company’s deposits at:

	June 30,	December 31,
	2011	2010

Non-interest bearing	$61,585,518	$51,058,373

Interest bearing
NOW	25,006,997	19,297,225
Savings	56,593,803	57,041,943
Money market	67,450,747	92,683,478
Time certificates, less than $100,000	189,787,813	251,296,558
Time certificates, $100,000 or more	124,079,959	175,431,252

Total interest bearing	462,919,319	595,750,456

Total Deposits	$524,504,837	$646,808,829

Included in time certificates are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $1,452,257 and $2,879,838 at June 30, 2011 and December 31, 2010, respectively. These are considered brokered deposits. Pursuant to the Agreement discussed in Note 8, the Bank’s participation in the CDARS program, as an issuer of deposits to customers of other banks in the CDARS program, may not exceed 10% of total deposits.

Note 5: Loss per share
The Company is required to present basic income (loss) per share and diluted income (loss) per share in its consolidated statements of operations. Basic income (loss) per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted loss per share.
The following is information about the computation of loss per share for the three and six months ended June 30, 2011 and 2010:
Three months ended June 30, 2011

		Weighted Average
	Net Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(7,175,368)	38,362,727	$(0.19)

Three months ended June 30, 2010

		Weighted Average
	Net Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(1,400,177)	4,762,727	$(0.29)

Six months ended June 30, 2011

		Weighted Average
	Net Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(16,157,966)	38,362,727	$(0.42)

Six months ended June 30, 2010

		Weighted Average
	Net Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(4,531,744)	4,762,727	$(0.95)

Note 6: Other Comprehensive Income
Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gains arising during the period	$453,931	$(206,410)	$247,521	$459,133	$(208,387)	$250,746

Reclassification adjustment for gains recognized in income	—	—	—	—	—	—

Unrealized holding gains on available for sale securities, net of taxes	$453,931	$(206,410)	$247,521	$459,133	$(208,387)	$250,746

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding (losses) gains arising during the period	$(138,135)	$52,492	$(85,643)	$417,308	$(158,575)	$258,733

Reclassification adjustment for gains recognized in income	—	—	—	—	—	—

Unrealized holding (losses) gains on available for sale securities, net of taxes	$(138,135)	$52,492	$(85,643)	$417,308	$(158,575)	$258,733

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
The contractual amounts of commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should the contracts be fully drawn upon; the customers default; and the values of any existing collateral become worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contractual amounts represent credit risk at June 30, 2011 are as follows:

Commitments to extend credit:
Future loan commitments	$25,718,390
Home equity lines of credit	25,275,739
Unused lines of credit	17,122,105
Undisbursed construction loans	1,017,045
Financial standby letters of credit	52,000

$69,185,279

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include residential and commercial property, deposits and securities.
Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Newly issued or modified guarantees that are not derivative contracts are recorded on the Company’s consolidated balance sheet at the fair value at inception. No liability related to guarantees was required to be recorded at June 30, 2011.
Note 8: Regulatory and Operational Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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

In June 2010 the Company entered into a formal written agreement (the “Reserve Bank Agreement”) with the Federal Reserve Bank of New York (the “Reserve Bank”). Under the terms of the Reserve Bank Agreement, the Board of Directors of the Company is still required to take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank including taking steps to insure that the Bank complies with the Agreement with the OCC. The Reserve Bank Agreement requires the Company to submit, adopt and implement a capital plan that is acceptable to the Reserve Bank. The Company must also report to the Reserve Bank quarterly on the Company’s progress in complying with the Reserve Bank Agreement. The Agreement further provides for certain restrictions on the payment or receipt of dividends, distributions of interest or principal on subordinate debentures or trust preferred securities and the Company’s ability to incur debt or to purchase or redeem its stock without the prior written approval of the Reserve Bank. The Company has taken or put into process many of the steps required by the Reserve Bank Agreement, and does not anticipate that the restrictions included within the Reserve Bank Agreement will impair its current business plan.
The Bank and the Company continue to execute their business plan with the goal of achieving full compliance with the Agreement and the Reserve Bank Agreement noted above. The financial condition of the Company has improved with the continued reduction in non-performing assets. The operating performance has also been strengthened with the reduction in operating expenses, resulting from the closure of four branches and the elimination of selective staff positions. Net interest income is also improving due to the continued deposit cost reduction and the investment of excess liquidity.

The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2011 and December 31, 2010 were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2011

The Company:

Total Capital (to Risk Weighted Assets)	$63,217	16.27%	$31,084	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	57,671	14.85%	15,534	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	57,671	8.53%	27,044	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$60,847	15.68%	$31,044	8.00%	$38,805	10.00%
Tier 1 Capital (to Risk Weighted Assets)	55,305	14.25%	15,524	4.00%	23,286	6.00%
Tier 1 Capital (to Average Assets)	55,305	8.18%	27,044	4.00%	33,805	5.00%

December 31, 2010

The Company:

Total Capital (to Risk Weighted Assets)	$80,358	17.08%	$37,643	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	73,822	15.69%	18,822	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	73,822	9.16%	32,219	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$77,705	16.54%	$37,582	8.00%	$46,978	10.00%
Tier 1 Capital (to Risk Weighted Assets)	71,178	15.15%	18,791	4.00%	28,187	6.00%
Tier 1 Capital (to Average Assets)	71,178	8.84%	32,203	4.00%	40,253	5.00%
Restrictions on dividends, loans and advances
The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of June 30, 2011, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

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
The Dodd-Frank Act broadens the base for Federal Deposit Insurance Corporation insurance assessments. Under rules issued by the FDIC in February 2011, the base for insurance assessments changed from domestic deposits to consolidated assets less tangible equity. Assessment rates are calculated using formulas that take into account the risks of the institution being assessed. The rule was effective beginning April 1, 2011. This did not have a material impact on the Company.
On June 28, 2011, the Federal Reserve Board approved a final debit-card interchange rule. This primarily impacts larger banks and should not have a material impact on the Company.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Company. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.
Note 9: Income Taxes
The determination of the amount of deferred tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at June 30, 2011. The deferred tax position has been affected by several significant transactions in the past three years. These transactions include increased provision for loan losses, the heightened levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, the Company is in a cumulative net loss position at June 30, 2011, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $16.4 million against its deferred tax asset at June 30, 2011. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

As measured under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50% change of ownership in 2010. Consequently, use of the Company’s net operating loss carryforward and certain built in deductions available against future taxable income in any one year is limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company’s fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. The Company is currently analyzing the impact of its recent ownership change. There is a full valuation allowance against the deferred tax assets as the Company does not believe that it is more-likely-than-not that the Company will generate sufficient taxable income to realize the deferred tax assets. Accordingly, the Company does not believe the analysis will result in a material impact to the consolidated financial statements.
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
Other Investments: This investment includes the Solomon Hess SBA Loan Fund, utilized for the purpose of the Bank satisfying its CRA lending requirements. As this fund operates as a private fund, shares in the Fund are not publicly traded and therefore have no readily determinable market value. Therefore, this investment is classified within Level 2 of the fair value hierarchy. An investor can have their interest in the Fund redeemed for the balance of their capital account at any quarter end assuming they give the Fund 60 days notice. The investment in this Fund is recorded at cost. The Company does not record other investments at fair value on a recurring basis.
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
The following table details the financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
June 30, 2011	(Level 1)	(Level 2)	(Level 3)	June 30, 2011

Securities available for sale	$—	$88,926,471	$—	$88,926,471

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	December 31, 2010

Securities available for sale	$—	$40,564,700	$—	$40,564,700

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables reflect financial assets measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Balance
June 30, 2011

Impaired Loans (1)	$—	$—	$19,051,605	$19,051,605

Other real estate owned (2)	$—	$—	$3,611,330	$3,611,330

December 31, 2010

Impaired Loans (1)	$—	$—	$30,999,865	$30,999,865

Other real estate owned (2)	$—	$—	$10,103,199	$10,103,199

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.

(2)	Represents carrying value for which adjustments are based on the appraised value of the property.
The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
The estimated fair value amounts have been measured as of June 30, 2011 and December 31, 2010 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.
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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	$6,242	$6,242	$4,613	$4,613
Interest-bearing deposits due from banks	52,760	52,760	131,711	131,711
Federal funds sold	5,000	5,000	10,000	10,000
Short-term investments	547	547	453	453
Other investments	3,500	3,500	3,500	3,500
Available-for-sale securities	88,926	88,926	40,565	40,565
Federal Reserve Bank stock	1,911	1,911	1,192	1,192
Federal Home Loan Bank stock	4,508	4,508	4,508	4,508
Loans receivable, net	451,981	462,781	534,531	542,360
Accrued interest receivable	2,329	2,329	2,512	2,512

Financial Liabilities:
Demand deposits	$61,586	$61,586	$51,058	$51,058
Savings deposits	56,594	56,594	57,042	57,042
Money market deposits	67,451	67,451	92,683	92,683
NOW accounts	25,007	25,007	19,297	19,297
Time deposits	313,867	317,927	426,728	432,466
FHLB Borrowings	50,000	51,323	50,000	51,195
Securities sold under repurchase agreements	7,000	7,796	7,000	7,796
Subordinated debentures	8,248	8,248	8,248	8,248
Accrued interest payable	852	852	729	729
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
Off-balance sheet instruments
Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2011 and December 31, 2010. The estimated fair value of fee income on letters of credit at June 30, 2011 and December 31, 2010 was insignificant.

Note 11: Restructuring Charges and Asset Disposals
Bancorp recorded restructuring charges and asset disposals of $3.0 million for the quarter ended June 30, 2011. These costs are included in restructuring charges and asset disposals expense in the Consolidated Statements of Operations.
During 2011, Bancorp announced that it would be undertaking a series of initiatives that are designed to transform and enhance its operations. In order to strengthen Bancorp’s competitive position and return it to its goal of restored health and profitability, it executed one initiative to consolidate four branch locations and vacate other office space, and a second plan to reduce workforce by approximately 10% of employees.
On March 3, 2011, Bancorp announced that it would consolidate four branches, effective June 2011, to reduce operating expenses. All customer accounts in the affected branches were transferred to nearby Patriot branches to minimize any inconvenience to customers. The consolidation of these branches resulted in an earnings charge of $1.8 million, which is comprised of lease termination expenses of $1.2 million, lease liabilities charges of $0.4 million, and severance payments of $0.2 million to affected employees. In addition, there was a $0.6 million write-off of leasehold improvements and other fixed assets for these branches that were closed.
In order to further reduce operating expenses, Bancorp announced on May 16, 2011 that it would be executing a workforce reduction plan with employees in the back office operational areas. There were a total of eighteen employees affected by this reduction. This initiative resulted in an earnings charge of $0.6 million, which is comprised exclusively of severance payments to affected employees.
Restructuring reserves at June 30, 2011 for the restructuring activities taken in connection with these initiatives are comprised of the following:

		Cash	Non-cash	Balance at
	Expenses	payments	charges	June 30, 2011

Severance and benefit costs	$756,727	$—	$—	$756,727
Lease termination costs	1,659,995	(990,000)	—	669,995
Asset disposals	569,719	—	(569,719)	—

Total	$2,986,441	$(990,000)	$(569,719)	$1,426,722

The restructuring reserves at June 30, 2011 are included in accrued expenses and other liabilities in the Consolidated Balance Sheet.
Note 12: Recent Accounting Pronouncements
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
In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update apply to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables — Troubled Debt Restructurings by Creditors. The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. These amendments are effective for the first interim or annual period beginning on or after June 15, 2011. The Company adopted this guidance in the first quarter ended March 31, 2011 and the guidance did not have a material impact on the Company’s results of operations or financial position.

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
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan losses, the valuation of its investment securities and the valuation of deferred income tax assets, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results. They require management’s most subjective and complex judgment as a result of the need to make an estimate about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis.
Summary
Bancorp incurred a net loss of $7.2 million ($0.19 basic and diluted loss per share) for the quarter ended June 30, 2011, compared to a net loss of $1.4 million ($0.29 basic and diluted loss per share) for the quarter ended June 30, 2010. For the six-month period ended June 30, 2011, Bancorp incurred a net loss of $16.2 million ($0.42 basic and diluted loss per share) compared to net loss of $4.5 million ($0.95 basic and diluted loss per share) for the six months ended June 30, 2010. The primary reason for the increased loss in the six-month comparison is the $6.2 million loss on the bulk sale of non-performing assets, as discussed in Note 3, and the restructuring charges of $3.0 million associated with the branch closings and reduction-in-force, discussed in Note 11. Bancorp’s net interest income for the quarter ended June 30, 2011 was $5.0 million compared to $5.9 million for the quarter ended June 30, 2010. Interest income and interest expense decreased by 24% and 40%, respectively, for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010. For the six months ended June 30, 2011, interest income and expense declined by 24% and 37% respectively, compared to the six months ended June 30, 2010. The decline in interest income is due primarily to lower average outstanding loan balances, the lower interest rate environment and high levels of liquidity. The significant decline in interest expense is primarily due to the reduction of total deposits as management lowered interest rates paid on high rate non-core deposits.
Total assets decreased $136.1 million from $784.3 million at December 31, 2010 to $648.2 million at June 30, 2011. Cash and cash equivalents decreased $82.2 million from $146.8 million at December 31, 2010 to $64.5 million at June 30, 2011. Available-for-sale securities increased $48.4 million from $40.6 million at December 31, 2010 to $88.9 million at June 30, 2011. The net loan portfolio decreased $82.6 million from $534.5 million at December 31, 2010 to $452.0 million at June 30, 2011. This decrease is primarily a result of a $66.8 million bulk sale of non-performing assets, comprised of $52.4 million of non-performing loans and $14.4 million of other real estate owned. This was the result of management’s strategic plan to dramatically lower the level of non-performing assets and improve the overall credit quality, and significantly increase the level of earning assets. As a result of weak loan demand and currently high levels of balance sheet liquidity, the Bank continued to lower rates on deposit products. The overall cost of deposits decreased from 1.81% at June 30, 2010 to 1.30% at June 30, 2011. Deposits decreased $122.3 million from $646.8 million at December 31, 2010 to $524.5 million at June 30, 2011. Borrowings remained unchanged compared to December 31, 2010.

Financial Condition
Cash and Cash Equivalents
Cash and cash equivalents decreased $82.3 million, or 56%, to $64.5 million at June 30, 2011 compared to $146.8 million at December 31, 2010. This decrease is primarily the result of using $52.0 million in excess liquidity to purchase available for sale securities. In addition, deposit balances decreased as Bancorp strategically reduced deposit rates in order to lower its funding costs.
Investments
The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

	June 30,	December 31
	2011	2010

U. S. Government agency mortgage-backed securities	$76,732,887	$37,471,878
Corporate bonds	8,938,689	—
Auction rate preferred equity securities	3,254,895	3,092,822

Total Available-for-Sale Securities	$88,926,471	$40,564,700

Available-for-sale securities increased $48.3 million, or 119.2%, from $40.6 million at December 31, 2010 to $88.9 million at June 30, 2011. This increase is primarily due to purchases of mortgage-backed securities and corporate bonds of $43.0 million and $9.0 million respectively, and net unrealized gains of $342,000. These were partially offset with principal pay downs of $4.0 million on mortgage backed securities.

Loans
The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	June 30,	December 31,
	2011	2010
Real Estate
Commercial	$203,889,507	$228,842,489
Residential	154,301,727	187,058,318
Construction	26,479,881	63,889,083
Construction to permanent	10,300,425	10,331,043
Commercial	23,512,120	14,573,790
Consumer home equity	42,600,664	42,884,962
Consumer installment	2,009,548	1,932,763

Total Loans	463,093,872	549,512,448
Premiums on purchased loans	237,398	242,426
Net deferred costs	49,482	150,440
Allowance for loan losses	(11,399,727)	(15,374,101)

Loans receivable, net	$451,981,025	$534,531,213

Bancorp’s net loan portfolio decreased $82.5 million, or 15.4%, from $534.5 million at December 31, 2010 to $452.0 million at June 30, 2011. The decrease is primarily a result of a bulk sale of non-performing assets and loan payoffs, including some that were impaired and on non-accrual status. Construction loans decreased by $37.4 million, commercial real estate loans decreased by $25.0 million, residential mortgages decreased by $32.8 million and consumer home equity decreased by $284 thousand, partially offset by increases to commercial loans of $8.9 million. The net decrease in the portfolio also reflects net charge-offs for the six months ended June 30, 2011 of $6.4 million, of which specific reserves of $3.4 million were related to loans in the bulk sale. In an effort to reduce its concentration in construction loans, Bancorp has continued its moratorium on originating new speculative construction loans.
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
At June 30, 2011, the net loan to deposit ratio was 86% and the net loan to total assets ratio was 70%. At December 31, 2010, these ratios were 83% and 68%, respectively.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses decreased by $4.0 million from December 31, 2010 to June 30, 2011 primarily due to net charge-offs of $6.4 million, of which $3.4 million were specific reserves related to the bulk sale. In addition, a provision of $8.5 million was recorded, of which $6.0 million related to loans transferred to held-for-sale in connection with the bulk loan sale.

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
The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data. In addition, a risk rating system is utilized to evaluate the general component of the allowance for loan losses. Management assigns risk ratings to all loans assigning ratings between one and nine, with a rating of one being the least risk, and a rating of nine reflecting the most risk or a complete loss. Risk ratings are assigned based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the Loan Committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and Loan Workout Committee.
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
The methodology for determining the adequacy of the allowance for loan losses has been consistently applied. Of the $11.4 million allowance for loan losses as of June 30, 2011, $3.0 million was attributed to collateral dependent impaired loans and $8.4 million was the general reserve attributed to performing loans. The appraised values on impaired loans that are anticipated to become OREO in the coming quarter are adjusted based upon Bancorp’s recent sales experience. As of June 30, 2011, the Bank’s OREO sales experience has indicated that the ultimate sales prices of the underlying collateral have been 13% less than the appraisal amounts. The appraisal adjustment percentage is reviewed quarterly for those loans anticipated to become OREO in the subsequent quarter, based on an analysis of actual variances between appraised values as of the date the loan is transferred into OREO and the actual sales prices of the OREO properties. Generally, the sales prices have usually been below the appraised values due to the fact that buyers become aware that the Bank owns those properties and, therefore, attempt to offer less than fair market value. In the future, additional revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio, and prevailing internal and external factors including but not limited to current economic conditions and local real estate markets. The $8.5 million provision for the six months ended June 30, 2011 included $6.0 million related to loans transferred to held-for-sale in connection with the bulk loan sale and $2.5 million was deemed necessary by management to maintain appropriate coverage after taking the net charge-offs of $6.4 million. The ratio of allowance for loan losses to total loans as of June 30, 2011 was 2.46% as compared to 2.80% as of December 31, 2010. Management believes that the decrease is warranted based upon the significant reduction on non-performing loans and charge-offs of specific reserves related to loans in the bulk sale.

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
The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(Thousands of dollars)	2011	2010	2011	2010

Balance at beginning of period	$12,208	$15,062	$15,374	$15,794
Charge-offs	(3,034)	(1,594)	(7,188)	(3,177)
Recoveries	743	9	764	133

Net Charge-offs	(2,291)	(1,585)	(6,424)	(3,044)

Transferred to loans held-for-sale	—	—	(6,014)	—
Provision charged to operations	1,483	512	8,464	1,239

Balance at end of period	$11,400	$13,989	$11,400	$13,989

Ratio of net charge-offs during the period to average loans outstanding during the period	0.48%	0.25%	1.28%	0.47%

Ratio of ALLL / Gross Loans	2.46%	2.26%	2.46%	2.26%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $11.4 million, at June 30, 2011, which represents 2.46% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio. Bancorp has had seven consecutive quarters of decreases in non-accrual loans.

Non-Accrual, Past Due and Restructured Loans
The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	June 30,	December 31,
(Thousands of dollars)	2011	2010

Loans past due over 90 days still accruing	$907	$3,374
Non accruing loans	26,733	89,150

Total	$27,640	$92,524

% of Total Loans	5.96%	16.83%
% of Total Assets	4.26%	11.80%
Loans delinquent over 90 days and still accruing aggregating $907,000 are comprised of one loan which has matured, is well secured and the borrower continues to make payments monthly. The bank has agreed to forbear from pursuing its remedies while the borrower arranges refinancing from another financial institution. Impaired loans, which are comprised of non-accruing loans and troubled debt restructured loans, decreased by $7.7 million to $42.8 million for the quarter ended June 30, 2011 and decreased $57.9 million for the six months ended June 30, 2011. Impaired loans are attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets. Residents of Fairfield County, Connecticut, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.
The $26.7 million of non-accrual loans at June 30, 2011 is comprised of exposure to 32 loans, for which a specific reserve of $2.7 million has been established. All of the non-accruing loans are collateral dependent and are secured by residential or commercial real estate located within the Bank’s market area. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. Of the $26.7 million of non-accrual loans at June 30, 2011, borrowers of 11 loans with aggregate balances of $8.2 million continue to make loan payments and these loans are current within one month as to payments.
Potential Problem Loans
In addition to the above, there are $55.9 million of substandard accruing loans comprised of 38 loans and $49.0 million of special mention loans comprised of 53 loans for which management has a concern as to the ability of the borrowers to comply with the present repayment terms. All but $2.2 million of the substandard accruing loans and the special mention loans comprised of 4 borrowers continue to make timely payments and are within 30 days at June 30, 2011.

Other Real Estate Owned
The following table is a summary of Bancorp’s other real estate owned at the dates shown:

	June 30,	December 31,
	2011	2010

Residential construction	$2,661,330	$15,774,187
Land	950,000	634,600

Other real estate owned	$3,611,330	$16,408,787

The balance of other real estate owned at June 30, 2011 is comprised of two properties with a carrying value of $3.6 million that was obtained through loan foreclosure proceedings. Included in the March 2011 bulk sale of non-performing assets were four OREO properties with an aggregate carrying value of $14.4 million. Additionally, during the six months ended June 30, 2011 one property was added and two properties were sold.
Deferred Taxes
The determination of the amount of deferred tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of Bancorp at June 30, 2011. The deferred tax position has been affected by several significant matters in the past three years. These matters include increased levels of provision for loan losses, the high levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, Bancorp is in a cumulative net loss position at June 30, 2011, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize the deferred tax assets and accordingly has established a full valuation allowance totaling $16.4 million against its net deferred tax asset at June 30, 2011. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, Bancorp generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits
The following table is a summary of the Company’s deposits at the dates shown:

	June 30,	December 31,
	2011	2010

Non-interest bearing	$61,585,518	$51,058,373

Interest bearing
NOW	25,006,997	19,297,225
Savings	56,593,803	57,041,943
Money market	67,450,747	92,683,478
Time certificates, less than $100,000	189,787,813	251,296,558
Time certificates, $100,000 or more	124,079,959	175,431,252

Total interest bearing	462,919,319	595,750,456

Total Deposits	$524,504,837	$646,808,829

Total deposits decreased $122.3 million, or 19%, from $646.8 million at December 31, 2010 to $524.5 million at June 30, 2011. Demand deposits increased $10.5 million primarily as a result of increases in commercial and personal checking accounts of $4.2 million and $2.1 million respectively, and an increase in official checks of $4.2 million. Interest bearing accounts decreased $132.8 million. This is primarily due to decreases in certificates of deposit (“CD’s”) of $112.9 million, which is a result of Bancorp intentionally allowing the higher rate CD’s to runoff to help reduce the cost of funds and improve the interest spread; and, decreases in money market accounts of $25.2 million due to improved economic conditions in the overall financial markets as customers reinvested in financial instruments outside of the banking industry A large number of our CD account holders had temporarily placed funds in money market accounts during the economic recession. These decreases were partially offset by increases in NOW accounts of $5.7 million, of which $4.6 million were due to IOLTA accounts.
Borrowings
At June 30, 2011, total borrowings were $65.2 million and are unchanged compared to December 31, 2010. In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $100.3 million in additional advances from the Federal Home Loan Bank of Boston, including a $2.0 million overnight line of credit. The Bank has also established a line of credit at the Federal Reserve Bank.

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.3965% at June 30, 2011), matures on March 26, 2033. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. The deferral in the second quarter of 2011 represented the ninth consecutive quarter of deferral. The Company continues to accrue and charge interest to operations. The Company may defer the payment of interest until March 2014, and all accrued interest must be paid prior to or at completion of the deferral period.
Capital
Capital decreased $15.9 million compared to December 31, 2010 primarily as a result of the net loss of $6.2 million on the bulk sale of non-performing assets, $3.0 million on branch closings and reduction-in-force, and loss on continuing operations for the six months ended June 30, 2011.
Off-Balance Sheet Arrangements
Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased by $34.2 million from $35.0 million at December 31, 2010 to $69.2 million at June 30, 2011, primarily due to increases of $21.0 million in future loan commitments, $9.4 million in unused lines of credit and $4.1 million in home equity lines of credit as the Company continues to increase loan origination activity.

Results of Operations
Interest and dividend income and expense
The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended June 30,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$472,761	$6,539	5.53%	$634,250	$8,938	5.64%
Investments	77,569	568	2.93%	69,458	444	2.56%
Interest bearing deposits in banks	77,734	58	0.30%	41,761	21	0.20%
Federal funds sold	9,890	2	0.08%	10,000	4	0.16%

Total interest earning assets	637,954	7,167	4.49%	755,469	9,407	4.98%

Cash and due from banks	19,977			20,826
Premises and equipment, net	4,681			5,929
Allowance for loan losses	(11,746)			(14,997)
Other assets	27,842			46,492

Total Assets	$678,708			$813,719

Interest bearing liabilities:
Deposits	$492,060	$1,554	1.26%	$662,308	$2,949	1.78%
FHLB advances	50,000	424	3.39%	50,000	424	3.39%
Subordinated debt	8,248	71	3.44%	8,248	70	3.39%
Other borrowings	7,000	77	4.42%	7,000	77	4.40%

Total interest bearing liabilities	557,308	2,126	1.53%	727,556	3,520	1.94%

Demand deposits	59,022			48,640
Accrued expenses and other liabilities	5,629			4,858
Shareholders’ equity	56,749			32,665

Total liabilities and equity	$678,708			$813,719

Net interest income		$5,041			$5,887

Interest margin			3.16%			3.12%

Interest spread			2.96%			3.04%

	Six months ended June 30,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$502,707	$13,495	5.37%	$644,093	$18,034	5.60%
Investments	63,366	912	2.88%	68,077	1,003	2.95%
Interest bearing deposits in banks	88,443	120	0.27%	42,171	53	0.25%
Federal funds sold	9,945	6	0.12%	10,000	8	0.16%

Total interest earning assets	664,461	14,533	4.37%	764,341	19,098	5.00%

Cash and due from banks	20,038			21,088
Premises and equipment, net	4,824			6,086
Allowance for loan losses	(13,615)			(15,456)
Other assets	36,815			48,039

Total Assets	$712,523			$824,098

Interest bearing liabilities:
Deposits	$524,418	$3,419	1.30%	$670,832	$6,066	1.81%
FHLB advances	50,000	842	3.37%	50,000	843	3.37%
Subordinated debt	8,248	142	3.44%	8,248	140	3.39%
Other borrowings	7,000	153	4.39%	7,000	153	4.37%

Total interest bearing liabilities	589,666	4,556	1.55%	736,080	7,202	1.96%

Demand deposits	55,977			49,280
Accrued expenses and other liabilities	5,811			4,770
Shareholders’ equity	61,069			33,968

Total liabilities and equity	$712,523			$824,098

Net interest income		$9,977			$11,896

Interest margin			3.00%			3.11%

Interest spread			2.82%			3.04%

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

	Three months ended June 30,			Six months ended June 30,
	2011 vs 2010			2011 vs 2010
	Increase (decrease) in Interest			Increase (decrease) in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$(2,228)	$(171)	$(2,399)	$(3,793)	$(746)	$(4,539)
Investments	49	75	124	(68)	(23)	(91)
Interest bearing deposits in banks	13	24	37	57	10	67
Federal funds sold	—	(2)	(2)	(6)	4	(2)

Total interest earning assets	(2,166)	(74)	(2,240)	(3,810)	(755)	(4,565)

Interest bearing liabilities:
Deposits	$(653)	$(742)	$(1,395)	$(870)	$(1,777)	$(2,647)
FHLB advances	—	—	—	—	(1)	(1)
Subordinated debt	—	1	1	—	2	2
Other borrowings	—	—	—	—	—	—

Total interest bearing liabilities	(653)	(741)	(1,394)	(870)	(1,776)	(2,646)

Net interest income	$(1,513)	$667	$(846)	$(2,940)	$1,021	$(1,919)

For the quarter ended June 30, 2011, average interest earning assets decreased $117.5 million, or 16%, to $638.0 million from $755.5 million for the quarter ended June 30, 2010, resulting in interest income for Bancorp of $7.2 million compared to $9.4 million for the same period in 2010. Interest and fees on loans decreased $2.4 million, or 27%, from $8.9 million for the quarter ended June 30, 2010 to $6.5 million for the quarter ended June 30, 2011. This decrease is primarily the result of a $161.5 million decrease in the average balance of the loan portfolio. When compared to the same period last year, interest income on investments increased by 28% due to an increase of $8.1 million in the average balance of investments outstanding, and an increase in the yield on the investment portfolio. Income on interest-bearing deposits in banks increased 176% for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010, which is reflective of an increase in the average balances due to excess funds being invested overnight in our Federal Reserve Bank account.
Total interest expense for the quarter ended June 30, 2011 of $2.1 million represents a decrease of $1.4 million, or 40%, compared to interest expense of $3.5 million for the same period last year. This decrease in interest expense is the result of a decrease in both interest rates paid and in the average balances of interest-bearing liabilities. Average balances of deposit accounts decreased $170.2 million, or 26%, which is comprised primarily of decreases in certificates of deposit and money market accounts of $130.6 million and $42.7 million, respectively. In addition, significantly lower interest rates contributed to a reduction of $742,000 to the overall decrease of $1.4 million in interest expense on deposits. Average FHLB advances remained constant at $50 million and resulted in $424,000 in interest expense, which is consistent with the same period last year. Interest expense on the junior subordinated debt and borrowed funds remained relatively flat.

As a result of the above, Bancorp’s net interest income decreased $846,000, or 14%, to $5.0 million for the three months ended June 30, 2011 compared to $5.9 million for the same period last year. The net interest margin for the three months ended June 30, 2011 was 3.16% as compared to 3.12% for the three months ended June 30, 2010 as a result of the various reasons mentioned above.
Interest and dividend income was $14.5 million for the six months ended June 30, 2011, which represents a decrease of $4.6 million, or 24%, as compared to interest and dividend income of $19.1 million for the same period last year. This decrease was due primarily to a $141.4 million decrease in the average loan portfolio and lower interest rates, resulting in a decrease of $4.5 million in interest and fees on loans. This was combined with a decrease in interest rates on investment securities, partially offset with an increase in average balances.
For the six months ended June 30, 2011, total interest expense decreased $2.6 million, or 37%, to $4.6 million from $7.2 million for the six months ended June 30, 2010. This decrease in interest expense was due to the above-mentioned reasons.
As a result of the above, net interest income decreased $1.9 million, or 16%, for the six months ended June 30, 2011 to $10.0 million as compared to $11.9 million at June 30, 2010. The net interest margin for the six months ended June 30, 2011 was 3.00% as compared to 3.11% for the six months ended June 30, 2010.
Provision for Loan Losses
Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the three months ended June 30, 2011 was $1.5 million compared to $512,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011, the provision for loan losses charged to operations was $8.5 million compared to $1.2 million for the six months ended June 30, 2010 primarily due to $6.0 million related to loans transferred to held-for-sale in connection with the bulk loan sale and additional specific reserves for certain impaired loans.
An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”
Non-interest income
Non-interest income increased $149,000 from $561,000 for the quarter ended June 30, 2010 to $710,000 for the quarter ended June 30, 2011. This is primarily due to interest received of $111,000 from federal tax refunds and an $80,000 gain on sale of loans, partially offset by lower service charges on deposit accounts and loan origination and processing fees of $26,000 and $16,000 respectively.
For the six months ended June 30, 2011, non-interest income increased $194,000, or 18%, to $1.3 million as compared to $1.1 million for the six months ended June 30, 2010. This is primarily due to $111,000 in interest received on federal tax refunds, an $80,000 gain on sale of loans, and an increase of $52,000 in earnings on the cash surrender value of life insurance.

Non-interest expenses
Non-interest expenses increased $4.1 million or 56% from $7.3 million to $11.4 million for the quarter ended June 30, 2011 as compared to the quarter ended June 31, 2010. This increase was primarily due to restructuring charges related to the branch closings and reduction in force of $3.0 million, of which $0.8 million were related to severance and benefit costs, $1.7 million related to lease termination costs and $0.6 million related to asset disposals associated with the restructuring activities. Professional and other outside services increased $532,000 primarily due to consultants for restructuring activities and outsourcing of IT services. Other real estate owned expenses increased approximately $263,000 for the quarter due to costs associated with acquiring one property.
For the six months ended June 30, 2011, non-interest expenses increased $2.9 million, or 18%, to $19.0 million from $16.1 million for the same period in 2010. This increase was primarily due to $3.0 million in restructuring charges and asset disposals related to the branch closings and reduction in force as discussed above.
Liquidity
Bancorp’s liquidity ratio was 24% at June 30, 2011 compared to 20% at June 30, 2010. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.
Capital
The following table illustrates Bancorp’s regulatory capital ratios at June 30, 2011 and December 31, 2010 respectively:

	June 30, 2011	December 31, 2010
Tier 1 Leverage Capital	8.53%	9.16%
Tier 1 Risk-based Capital	14.85%	15.69%
Total Risk-based Capital	16.27%	17.08%
The following table illustrates the Bank’s regulatory capital ratios at June 30, 2011 and December 31, 2010 respectively:

	June 30, 2011	December 31, 2010
Tier 1 Leverage Capital	8.18%	8.84%
Tier 1 Risk-based Capital	14.25%	15.15%
Total Risk-based Capital	15.68%	16.54%
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
As of June 30, 2011, the majority of loans related to the Special Dividend have been resolved with no net recoveries. Accordingly, there will be no dividend payments related to the Special Dividend.

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
Net Interest Income and Economic Value
Summary Performance

	June 30, 2011
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	22,420	(36)	-0.16%	49,706	(8,550)	-14.68%
+ 100	22,495	39	0.17%	54,023	(4,233)	-7.27%
BASE	22,456			58,256
- 100	21,833	(623)	-2.78%	62,396	4,140	7.11%
- 200	20,913	(1,543)	-6.87%	67,379	9,123	15.66%

	December 31, 2010
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	26,290	110	0.42%	63,164	(4,420)	-6.54%
+ 100	26,209	29	0.11%	65,502	(2,082)	-3.08%
BASE	26,180			67,584
- 100	25,869	(311)	-1.19%	70,228	2,644	3.91%
- 200	25,068	(1,112)	-4.25%	75,096	7,512	11.12%

Item 4:	Controls and Procedures
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
There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II — OTHER INFORMATION.

Item 1:	Legal Proceedings
Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 1A:	Risk Factors
During the three months ended June 30, 2011, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

3	(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599)).

10	(a)(1)
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

10	(a)(18)
Purchase and Sale Agreement, dated February 25, 2011, by and among Patriot National Bank, Pinpat Acquisition Corporation and ES Ventures One LLC (incorporated by reference to Exhibit 2.1 to Bancorp’s Current Report on Form 8-K dated March 29, 2011).

10	(a)(19)
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
Robert F. O’Connell,
Senior Executive Vice President Chief Financial Officer (On behalf of the registrant and as chief financial officer)
August 12, 2011