Form 10-Q/A
period 2011-06-30
PATRIOT NATIONAL BANCORP INC
filed 2011-09-08
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 Q/A
Amendment No. 1
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2011
Commission File No. 000-29599
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act):
Yes ☐          No ☑
State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.
Common stock, $0.01 par value per share, 38,362,727 shares outstanding as of the close of business July 29, 2011.

Item 6. Exhibits	4

SIGNATURES	6
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PATRIOT NATIONAL BANCORP, INC.
EXPLANATORY NOTE
The purpose of this Amendment No. 1 to Patriot National Bancorp, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011, (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).
No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6: Exhibits

No.	Description

2	Agreement and Plan of Reorganization dated as of June 28, 1999 between Bancorp and the Bank (incorporated by reference to Exhibit 2 to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)	Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)(A)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

3(i)(B)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006 (commission File No. 000-29599)).

3(i)(C)	Certificate of Amendment to the Certificate of Incorporation of Patriot National Bancorp, Inc., filed with the Secretary of State of the State of Connecticut on October 6, 2010 (incorporated by reference to Exhibit 3.1 to Bancorp’s Current Report on Form 8-K dated October 20, 2010 (Commission File No. 000- 29599)).

3(i)(D)	Registration Rights Agreement, dated as of October 15, 2010, by and between Patriot National Bancorp, Inc. and PNBK Holdings LLC (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated October 20, 2010 (Commission File No. 000-29599)).

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated November I, 2010 (Commission File No. 000-29599)).

10(a)(1)	2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

10(a)(3)	Employment Agreement, dated as of October 23, 2000, as amended by a First Amendment, dated as of March 21, 2001, among the Bank, Bancorp and Charles F. Howell (incorporated by reference to Exhibit 10(aX4) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 000-29599)).

10(a)(4)	Change of Control Agreement, dated as of January 1, 2007 among Angelo De Caro, and Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(4) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(5)	Employment Agreement dated as of January 1, 2008 among Patriot National Bank, Bancorp and Robert F. O’Connell (incorporated by reference to Exhibit 10(a)(5) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 000-29599)).

10(a)(6)	Change of Control Agreement, dated as of January 1, 2007 among Robert F. O’Connell, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(6) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(9)	License agreement dated July 1, 2003 between Patriot National Bank and L. Morris Glucksman (incorporated by reference to Exhibit 10(a)(9) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599))

10(a)(10)	Employment Agreement dated as of January 1, 2007 among Patriot National Bank, Bancorp and Charles F. Howell (incorporated by reference to Exhibit 10(a)(10) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(11)	Change of Control Agreement, dated as of January I, 2007 among Charles F. Howell, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(1 I) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(12)	2005 Director Stock Award Plan (incorporated by reference to Exhibit 10(a)(12) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000 — 295999)).

10(a)(13)	Change of Control Agreement, dated as of January 1, 2007 between Martin G. Noble and Patriot National Bank (incorporated by reference to Exhibit 10(a)(13) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(14)	Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(14) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(15)	Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to Bancorp’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

10(a)(16)	Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated December 17, 2009).

10(a)(17)	First Amendment to Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of May 3, 2010. (incorporated by reference to Exhibit 10(a) to Bancorp’s Current Report on Form 8-K dated May 4, 2010).

10(a)(18)	Purchase and Sale Agreement, dated February 25, 2011, by and among Patriot National Bank, Pinpat Acquisition Corporation and ES Ventures One LLC (incorporated by reference to Exhibit 2.1 to Bancorp’s Current Report on Form 8-K dated March 29, 2011).

10(a)(19)	Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York (as incorporated by reference to Exhibit 10(a)(16) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010).

10(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

No.	Description

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10 — KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (incorporated by reference to Exhibit 34(1) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (incorporated by reference to Exhibit 34(2) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

32	Section 1350 Certifications (incorporated by reference to Exhibit 32 to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

101	The following materials from Patriot National Bancorp, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2011 and December 31, 2010; (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the six months ended June 30, 2011 and June 30, 2010; (iv) Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2011 and June 30, 2010 and (v) Notes to the Unaudited Consolidated Financial Statements (unaudited).

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Patriot National Bancorp, Inc. (Registrant)
By:	/s/ Robert F. O’Connell
Robert F. O’Connell,
Senior Executive Vice President Chief Financial Officer (On behalf of the registrant and as chief financial officer)
September 8, 2011