Form 10-Q
period 2011-09-30
PATRIOT NATIONAL BANCORP INC
filed 2011-11-10
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2011
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
Yes ☑ No ☐
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
Common stock, $0.01 par value per share, 38,362,727 shares outstanding as of the close of business October 31, 2011.

Page

Part I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3. Quantitative and Qualitative Disclosures about Market Risk	53

Item 4. Controls and Procedures	54

Item 5. Other Information	55

Part II OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 6. Exhibits	56

Exhibit 10(a)(20)
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$9,497,603	$4,613,211
Interest bearing deposits	30,484,856	131,711,047
Federal funds sold	—	10,000,000
Short-term investments	3,206,016	453,400

Total cash and cash equivalents	43,188,475	146,777,658

Securities:
Available for sale securities, at fair value (Note 2)	88,529,050	40,564,700
Other Investments	3,500,000	3,500,000
Federal Reserve Bank stock, at cost	1,707,000	1,192,000
Federal Home Loan Bank stock, at cost	4,508,300	4,508,300

Total securities	98,244,350	49,765,000
Loans receivable (net of allowance for loan losses: 2011: $11,157,678; 2010: $15,374,101) (Note 3)	453,133,275	534,531,213
Loans held for sale	250,000	—
Accrued interest and dividends receivable	2,320,572	2,512,186
Premises and equipment, net	4,180,814	5,270,312
Cash surrender value of life insurance	20,839,710	20,348,332
Other real estate owned	4,731,890	16,408,787
Deferred tax asset (Note 9)	—	—
Other assets	1,537,619	8,711,366

Total assets	$628,426,705	$784,324,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$56,699,418	$51,058,373
Interest bearing deposits	451,023,611	595,750,456

Total deposits	507,723,029	646,808,829

Borrowings:
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	50,000,000	50,000,000

Total borrowings	57,000,000	57,000,000

Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	4,785,687	5,095,837

Total liabilities	577,756,716	717,152,666

Commitments (Note 7)

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 38,374,432 shares issued; 38,362,727 shares outstanding	383,744	383,744
Additional paid-in capital	105,050,433	105,050,433
Accumulated deficit	(55,301,852)	(39,399,345)
Less: Treasury stock, at cost: 2011 and 2010, 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive income	697,689	1,297,381

Total shareholders’ equity	50,669,989	67,172,188

Total liabilities and shareholders’ equity	$628,426,705	$784,324,854

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and Dividend Income
Interest and fees on loans	$6,184,920	$7,977,476	$19,680,074	$26,011,835
Interest on investment securities	664,661	369,169	1,425,582	1,236,019
Dividends on investment securities	56,462	66,403	207,091	202,109
Interest on federal funds sold	464	4,428	6,875	12,275
Other interest income	1,485	51,436	121,738	104,706

Total interest and dividend income	6,907,992	8,468,912	21,441,360	27,566,944

Interest Expense
Interest on deposits	1,384,540	2,765,030	4,803,634	8,830,894
Interest on Federal Home Loan Bank borrowings	428,183	428,183	1,270,587	1,270,587
Interest on subordinated debt	70,929	76,411	212,546	216,775
Interest on other borrowings	77,772	77,773	230,781	230,781

Total interest expense	1,961,424	3,347,397	6,517,548	10,549,037

Net interest income	4,946,568	5,121,515	14,923,812	17,017,907
Provision for Loan Losses	—	5,025,000	8,464,427	6,264,000

Net interest income after provision for loan losses	4,946,568	96,515	6,459,385	10,753,907

Non-interest Income
Mortgage brokerage referral fees	13,500	22,465	28,110	76,139
Loan application, inspection & processing fees	20,656	21,947	61,421	115,448
Deposit fees and service charges	207,200	322,943	736,140	850,661
Gains on sale of loans	—	—	79,729	—
Gains on sale of investment securities	779,685	—	779,685	—
Earnings on cash surrender value of life insurance	170,133	161,014	491,378	429,848
Other income	90,306	108,727	398,180	264,096

Total non-interest income	1,281,480	637,096	2,574,643	1,736,192

Non-interest Expenses
Salaries and benefits	2,840,195	3,192,396	9,244,021	9,745,036
Occupancy and equipment expense	1,038,883	1,371,108	3,685,276	4,207,405
Data processing	315,912	369,736	979,721	884,290
Advertising and promotional expenses	91,786	61,415	521,541	216,093
Professional and other outside services	545,612	566,204	2,662,277	2,508,648
Loan administration and processing expenses	88,373	41,460	173,591	217,676
Regulatory assessments	431,786	689,510	1,671,530	2,074,151
Insurance expense	227,173	194,399	686,584	598,798
Other real estate operations	(26,250)	454,608	1,018,707	1,760,235
Material and communications	163,240	195,900	527,493	597,763
Restructuring charges and asset disposals (Note 11)	—	—	2,986,441	—
Other operating expenses	255,879	387,455	779,353	777,327

Total non-interest expenses	5,972,589	7,524,191	24,936,535	23,587,422

Income (loss) before income taxes	255,459	(6,790,580)	(15,902,507)	(11,097,323)
Provision for Income Taxes	—	—	—	225,000

Net income (loss)	$255,459	$(6,790,580)	$(15,902,507)	$(11,322,323)

Basic and diluted income (loss) per share (Note 5)	$0.01	$(1.43)	$(0.41)	$(2.38)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Stock	Income	Total

Nine months ended September 30, 2010

Balance at December 31, 2009	4,762,727	$9,548,864	$49,651,534	$(24,000,400)	$(160,025)	$821,337	$35,861,310

Comprehensive loss
Net loss	—	—	—	(11,322,323)	—	—	(11,322,323)
Unrealized holding gain on available for sale securities, net of taxes (Note 6)	—	—	—	—	—	626,012	626,012

Total comprehensive loss							(10,696,311)

Balance, September 30, 2010	4,762,727	$9,548,864	$49,651,534	$(35,322,723)	$(160,025)	$1,447,349	$25,164,999

Nine months ended September 30, 2011

Balance at December 31, 2010	38,362,727	$383,744	$105,050,433	$(39,399,345)	$(160,025)	$1,297,381	$67,172,188

Comprehensive loss
Net loss	—	—	—	(15,902,507)	—	—	(15,902,507)
Unrealized holding loss on available for sale securities, net of taxes (Note 6)	—	—	—	—	—	(599,692)	(599,692)

Total comprehensive loss							(16,502,199)

Balance, September 30, 2011	38,362,727	$383,744	$105,050,433	$(55,301,852)	$(160,025)	$697,689	$50,669,989

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(15,902,507)	$(11,322,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Restructuring charges and asset disposals	1,094,094	—
Amortization and accretion of investment premiums and discounts, net	234,525	318,842
Amortization and accretion of purchase loan premiums and discounts, net	7,542	7,477
Provision for loan losses	8,464,427	6,264,000
Gain on sales of investments	(779,685)	—
Gain on sale of loans	(79,729)	—
Amortization of core deposit intangible	11,259	11,925
Earnings on cash surrender value of life insurance	(491,378)	(429,848)
Depreciation and amortization	974,798	1,131,641
Loss on disposal of fixed assets	2,624	—
Loss on sale of other real estate owned	58,215	173,289
Impairment writedown on other real estate owned	165,764	961,497
Changes in assets and liabilities:
Decrease (increase) in deferred loan costs	34,092	(237,165)
Decrease in accrued interest and dividends receivable	191,614	488,000
Decrease in other assets	7,162,488	500,942
Decrease in cash surrender value of life insurance	—	58,416
(Decrease) increase in accrued expenses and other liabilities	(466,973)	2,037,258

Net cash provided by (used in) operating activities	681,170	(36,049)

Cash Flows from Investing Activities:
Purchases of available for sale securities	(65,459,630)	(15,162,500)
Purchases of other investments	—	(500,000)
Principal repayments on available for sale securities	7,316,078	5,819,337
Proceeds from redemptions of available for sale securities	—	10,000,000
Proceeds from sales of available for sale securities	9,757,118	—
Purchases of Federal Reserve Bank Stock	(1,174,100)	—
Redemptions of Federal Reserve Bank Stock	659,100	605,450
Proceeds from sale of loans	55,089,794	—
Net decrease in loans	13,849,922	61,993,858
Purchase of other real estate owned	(481,165)	—
Proceeds from sale of other real estate owned	15,715,973	11,423,343
Capital improvements of other real estate owned	—	(271,493)
Purchase of bank premises and equipment	(457,643)	(158,167)

Net cash provided by investing activities	34,815,447	73,749,828

Cash Flows from Financing Activities:
Net decrease in demand, savings and money market deposits	(25,697,339)	(22,942,716)
Net decrease in time certificates of deposits	(113,388,461)	(47,424,309)

Net cash used in financing activities	(139,085,800)	(70,367,025)

Net (decrease) increase in cash and cash equivalents	(103,589,183)	3,346,754
Cash and Cash Equivalents:
Beginning	146,777,658	107,799,432

Ending	$43,188,475	$111,146,186

PATRIOT NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS ,Continued
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Supplemental Disclosures of Cash Flow Information
Interest paid	$6,319,721	$10,374,774

Income taxes paid	$10,534	$2,080

Supplemental disclosures of noncash investing and financing activities:

Unrealized holding (loss) gain on available for sale securities arising during the period	$(967,244)	$1,009,749

Transfer of loans to other real estate owned	$3,781,890	$556,600

Transfer of loans to held for sale	$250,000	$—

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
The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine months September 30, 2011 are not necessarily indicative of the results of operations that may be expected for the remainder of 2011.
Note 2: Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available-for-sale securities at September 30, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011:

U. S. Government agency mortgage-backed securities	$70,131,473	$1,519,219	$(5,694)	$71,644,998

U. S. Government agency bonds	5,000,000	36,100	—	5,036,100
Corporate bonds	12,272,271	212,749	(637,068)	11,847,952

	$87,403,744	$1,768,068	$(642,762)	$88,529,050

December 31, 2010:

U. S. Government agency mortgage-backed securities	$36,572,430	$900,286	$(838)	$37,471,878

Auction rate preferred equity securities	1,899,720	1,193,102	—	3,092,822

	$38,472,150	$2,093,388	$(838)	$40,564,700

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at September 30, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2011:

Corporate bonds	$5,362,932	$(637,068)	$—	$—	$5,362,932	$(637,068)
U. S. Government mortgage - backed securities	$4,662,632	$(5,040)	$68,702	$(654)	$4,731,334	$(5,694)

Totals	$10,025,564	$(642,108)	$68,702	$(654)	$10,094,266	$(642,762)

December 31, 2010:

U. S. Government mortgage - backed securities	$86,375	$(838)	$—	$—	$86,375	$(838)

Totals	$86,375	$(838)	$—	$—	$86,375	$(838)

At September 30, 2011, 7 securities had unrealized holding losses with aggregate depreciation of 5.99% from the amortized cost. There was one security with unrealized losses greater than 5% of amortized cost. At December 31, 2010, two securities had unrealized losses with aggregate depreciation of 1.0% from the amortized cost. There were no securities with unrealized losses greater than 5% of amortized cost.
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
Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to interest rate changes on mortgage-backed securities issued by U.S. Government agencies, and generally weak economic news and global concerns regarding the financial services industry that is impacting the corporate bonds. Management considers the issuers of the mortgage-backed securities, as well as the corporate bonds, to be financially sound, and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

The amortized cost and fair value of available-for-sale debt securities at September 30, 2011, by contractual maturity, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	Amortized Cost	Fair Value
Maturity:
> 10 years	$—	$—
Corporate bonds < 5 years	3,272,271	3,465,040
Corporate bonds 5 to 10 years	9,000,000	8,382,912
U. S. Government bonds 5 to 10 years	5,000,000	5,036,100
Mortgage-backed securities	70,131,473	71,644,998

Total	$87,403,744	$88,529,050

Note 3: Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio at September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010
Real Estate
Commercial	$210,128,617	$228,842,489
Residential	151,147,445	187,058,318
Construction	12,857,291	63,889,083
Construction to permanent	10,864,395	10,331,043
Commercial	28,553,155	14,573,790
Consumer home equity	48,225,020	42,884,962
Consumer installment	2,163,798	1,932,763

Total Loans	463,939,721	549,512,448
Premiums on purchased loans	234,884	242,426
Net deferred costs	116,348	150,440
Allowance for loan losses	(11,157,678)	(15,374,101)

Loans receivable, net	$453,133,275	$534,531,213

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance, beginning of period	$11,399,727	$13,989,069	$15,374,101	$15,794,118
Provision for loan losses	—	5,025,000	8,464,427	6,264,000
Loans charged-off	(217,788)	(1,917,286)	(7,405,926)	(5,094,670)
Recoveries of loans previously charged-off	16,086	53,345	779,736	186,680
Transferred to loans held-for-sale	(40,347)	—	(6,054,660)	—

Balance, end of period	$11,157,678	$17,150,128	$11,157,678	$17,150,128

At September 30, 2011 and December 31, 2010, the unpaid balances of loans delinquent 90 days or more and still accruing interest were $5.8 million and $3.4 million, respectively. At September 30, 2011, this was comprised of seven loans. Six of the loans totaling $5.3 million are past their maturity dates but are current for payment and are well secured. One loan is delinquent 60 days as for payment, is past maturity, but is well secured and in the process of collection. The Company has agreed to forbear from pursuing its remedies while the borrowers arrange refinancing from other financial institutions.
The unpaid principal balances of loans on nonaccrual status and considered impaired were $21.8 million at September 30, 2011 and $89.1 million at December 31, 2010. On March 24, 2011, the Company completed the sale of certain non-performing assets that included 21 non-accruing loans with an aggregate net book value of $52.4 million (net of related specific reserves) and 4 other real estate owned (“OREO”) properties with an aggregate carrying value of $14.4 million. The sale of $66.8 million of non-performing assets was consummated for a cash purchase price of $60,602,036 which represented 90.7% of the Bank’s net book value for these assets.
If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $0.4 million of additional income during the quarter ended September 30, 2011 and $1.9 million during the quarter ended September 30, 2010. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $1.9 million of additional income for the nine months ended September 30, 2011 and $5.3 million during the nine months ended September 30, 2010.
For the three months ended September 30, 2011 and 2010, the interest collected and recognized as income on impaired loans was approximately $4,000 and $362,000, respectively. For the nine months ended September 30, 2011 and 2010, the interest income collected and recognized on impaired loans was approximately $465,000 and $1,641,000 respectively. The average recorded investment in impaired loans for the three and nine months ended September 30, 2011 was $40.4 million and $54.0 million respectively.
At September 30, 2011, there were 13 loans totaling $27.7 million that were considered “troubled debt restructurings,” all of which are included in impaired loans, as compared to December 31, 2010 when there were 19 loans totaling $38.0 million, all of which were included in impaired loans. At September 30, 2011, 6 of the 13 loans aggregating $16.1 million were accruing loans and 7 loans aggregating $11.6 million were non-accruing loans.
The Company’s lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York. The Company originates commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company had originated loans for the construction of residential homes, residential developments and for land development projects. A moratorium on all new construction loans was instituted by management in July 2008. All residential and commercial mortgage loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.
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

The following table sets forth activity in our allowance for loan losses, by loan type, for the period ended September 30, 2011. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment.

		Commercial Real		Construction
Three months ended September 30, 2011	Commercial	Estate	Construction	to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$885,310	$6,437,699	$1,340,939	$885,052	$1,245,489	$604,058	$1,180	$11,399,727
Charge-offs	—	—	(217,788)	—	—	—	—	(217,788)
Recoveries	—	14,987	499	—	—	600	—	16,086
Transferred to loans held-for-sale	—	—	(40,347)	—	—	—	—	(40,347)
Provision	206,481	(118,612)	(365,592)	(1,741)	(45,348)	48,312	276,500	—

Ending Balance	$1,091,791	$6,334,074	$717,711	$883,311	$1,200,141	$652,970	$277,680	$11,157,678
Ending balance: individually evaluated for impairment	$383,678	$1,349,634	$31,520	$791,962	$182,071	$151,500	$—	$2,890,365

Ending balance: collectively evaluated for impairment	$708,113	$4,984,440	$686,191	$91,349	$1,018,070	$501,470	$277,680	$8,267,313

Total Allowance for Loan Losses	$1,091,791	$6,334,074	$717,711	$883,311	$1,200,141	$652,970	$277,680	$11,157,678

Total Loans ending balance	$28,553,155	$210,128,617	$12,857,291	$10,864,395	$151,147,445	$50,388,818	$—	$463,939,721

Ending balance: individually evaluated for impairment	$699,379	$11,708,562	$1,545,001	$8,555,062	$13,926,561	$1,417,742	$—	$37,852,307

Ending balance: collectively evaluated for impairment	$27,853,776	$198,420,055	$11,312,290	$2,309,333	$137,220,884	$48,971,076	$—	$426,087,414

		Commercial Real		Construction
Nine months ended September 30, 2011	Commercial	Estate	Construction	to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$441,319	$7,632,355	$3,478,058	$491,446	$2,363,838	$578,612	$388,473	$15,374,101
Charge-offs	—	(2,736,140)	(3,049,828)	—	(1,458,199)	(161,759)	—	(7,405,926)
Recoveries	240	18,776	461,781	—	—	298,939	—	779,736
Transferred to loans held-for-sale	—	(963,461)	(1,409,701)	—	(3,681,498)	—	—	(6,054,660)
Provision	650,232	2,382,544	1,237,401	391,865	3,976,000	(62,822)	(110,793)	8,464,427

Ending Balance	$1,091,791	$6,334,074	$717,711	$883,311	$1,200,141	$652,970	$277,680	$11,157,678
Ending balance: individually evaluated for impairment	$383,678	$1,349,634	$31,520	$791,962	$182,071	$151,500	$—	$2,890,365

Ending balance: collectively evaluated for impairment	$708,113	$4,984,440	$686,191	$91,349	$1,018,070	$501,470	$277,680	$8,267,313

Total Allowance for Loan Losses	$1,091,791	$6,334,074	$717,711	$883,311	$1,200,141	$652,970	$277,680	$11,157,678

Total Loans ending balance	$28,553,155	$210,128,617	$12,857,291	$10,864,395	$151,147,445	$50,388,818	$—	$463,939,721

Ending balance: individually evaluated for impairment	$699,379	$11,708,562	$1,545,001	$8,555,062	$13,926,561	$1,417,742	$—	$37,852,307

Ending balance : collectively evaluated for impairment	$27,853,776	$198,420,055	$11,312,290	$2,309,333	$137,220,884	$48,971,076	$—	$426,087,414

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
The majority of the Company’s impaired loans have been resolved through courses of action other than via bank liquidations of real estate collateral through OREO. These include normal loan payoffs, the traditional workout process, triggering personal guarantee obligations, and troubled debt restructurings. However, as loan workout efforts progress to a point where the bank’s liquidation of real estate collateral is the likely outcome, the impairment analysis is updated to reflect actual recent experience with bank sales of OREO properties.
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

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at September 30, 2011:
CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

							Construction to
	Commercial		Commercial Real Estate		Construction		Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$22,015,837	$760,654	$138,358,750	$6,203,715	$—	$—	$600,000	$—	$95,563,057	$32,641,241	$44,474,523	$501,306	$680,201	$341,799,284
Special Mention	586,780	168,175	25,926,653	4,601,276	9,594,291	—	1,709,333	—	5,318,049	2,400,000	274,390	3,029,362	—	53,608,309
Substandard & Doubtful	4,674,621	347,088	13,821,012	21,217,211	154,396	3,108,604	—	8,555,062	4,111,951	11,113,147	11,294	1,417,742	—	68,532,128

	$27,277,238	$1,275,917	$178,106,415	$32,022,202	$9,748,687	$3,108,604	$2,309,333	$8,555,062	$104,993,057	$46,154,388	$44,760,207	$4,948,410	$680,201	$463,939,721

CREDIT RISK PROFILE

		Commercial Real		Construction to	Residential
	Commercial	Estate	Construction	Permanent	Real Estate	Consumer	Totals
Performing	$27,853,776	$198,660,360	$11,312,289	$7,214,333	$147,727,635	$49,395,078	$442,163,471
Non Performing	699,379	11,468,257	1,545,002	3,650,062	3,419,810	993,740	21,776,250

Total	$28,553,155	$210,128,617	$12,857,291	$10,864,395	$151,147,445	$50,388,818	$463,939,721

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2010:
CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

							Construction to
	Commercial		Commercial Real Estate		Construction		Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$11,225,261	$256,296	$124,645,152	$9,449,059	$1,272,028	$350,000	$—	$—	$91,534,348	$51,996,851	$35,192,214	$—	1,917,783	$327,838,992
Special Mention	704,053	181,600	35,253,018	4,645,738	15,059,704	4,485,209	1,709,333	—	2,088,700	2,907,285	3,146,244	2,879,621	—	73,060,505
Substandard & Doubtful	1,424,161	782,419	13,792,482	41,057,040	10,712,146	32,009,996	—	8,621,710	18,052,003	20,479,131	99,235	1,567,648	14,980	148,612,951

	$13,353,475	$1,220,315	$173,690,652	$55,151,837	$27,043,878	$36,845,205	$1,709,333	$8,621,710	$111,675,051	$75,383,267	$38,437,693	$4,447,269	$1,932,763	$549,512,448

CREDIT RISK PROFILE

		Commercial Real		Construction to	Residential
	Commercial	Estate	Construction	Permanent	Real Estate	Consumer	Totals
Performing	$13,358,840	$202,054,317	$33,003,060	$8,951,208	$159,270,574	$43,724,749	$460,362,748
Non Performing	1,214,950	26,788,172	30,886,023	1,379,835	27,787,744	1,092,976	89,149,700

Total	$14,573,790	$228,842,489	$63,889,083	$10,331,043	$187,058,318	$44,817,725	$549,512,448

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these nonaccrual loans was $21.8 million and $89.1 million at September 30, 2011, and December 31, 2010 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, or earlier if deemed appropriate, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain trouble debt restructures (TDRs) are placed on non-accrual status.
The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at September 30, 2011:

	Non-Accrual and Past Due Loans
							Total Non-
						>90 Days Past	Accrual and
	31-60 Days	61-90 Days	Greater Than	Total Past		Due and	Past Due
2011	Past Due	Past Due	90 Days	Due	Current	Accruing	Loans
Commercial
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—
Substandard	—	172,088	410,170	582,258	117,121	448,000	1,147,379

Total Commercial	$—	$172,088	$410,170	$582,258	$117,121	$448,000	$1,147,379

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$574,893	$574,893
Substandard	$—	$—	$7,745,806	$7,745,806	$3,722,450	$3,099,805	$14,568,061

Total Commercial Real Estate	$—	$—	$7,745,806	$7,745,806	$3,722,450	$3,674,698	$15,142,954

Construction Substandard	$—	$—	$289,397	$289,397	$1,255,604	$1,717,999	$3,263,000

Total Construction	$—	$—	$289,397	$289,397	$1,255,604	$1,717,999	$3,263,000

Construction to Permanent Substandard	$—	$—	$1,127,875	$1,127,875	$2,522,187	$—	$3,650,062

Total Construction to Permanent	$—	$—	$1,127,875	$1,127,875	$2,522,187	$—	$3,650,062

Residential Real Estate Substandard	$—	$—	$3,419,810	$3,419,810	$—	$—	$3,419,810

Total Residential Real Estate	$—	$—	$3,419,810	$3,419,810	$—	$—	$3,419,810

Consumer Substandard	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total Consumer	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total	$—	$172,088	$13,986,800	$14,158,888	$7,617,362	$5,840,697	$27,616,947

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2010:

	Non-Accrual and Past Due Loans
							Total Non-
						>90 Days Past	Accrual and
	31-60 Days	61-90 Days	Greater Than	Total Past		Due and	Past Due
2010	Past Due	Past Due	90 Days	Due	Current	Accruing	Loans
Commercial
Special Mention	$—	$—	$—	$—	$—	$63,289	$63,289
Substandard	350,000	100,000	698,767	1,148,767	66,183	175,000	1,389,950

Total Commercial	$350,000	$100,000	$698,767	$1,148,767	$66,183	$238,289	$1,453,239

Commercial Real Estate Substandard	$269,672	$6,449,096	$13,521,123	$20,239,891	$6,548,281	$—	$26,788,172

Total Commercial Real Estate	$269,672	$6,449,096	$13,521,123	$20,239,891	$6,548,281	$—	$26,788,172

Construction Substandard	$1,517,943	$4,059,516	$13,736,985	$19,314,444	$11,571,579	$3,135,953	$34,021,976

Total Construction	$1,517,943	$4,059,516	$13,736,985	$19,314,444	$11,571,579	$3,135,953	$34,021,976

Construction to Permanent Substandard	$—	$—	$—	$—	$1,379,835	$—	$1,379,835

Total Construction to Permanent	$—	$—	$—	$—	$1,379,835	$—	$1,379,835

Residential Real Estate Substandard	$—	$—	$15,897,248	$15,897,248	$11,890,496	$—	$27,787,744

Total Residential Real Estate	$—	$—	$15,897,248	$15,897,248	$11,890,496	$—	$27,787,744

Consumer Substandard	$—	$—	$1,092,976	$1,092,976	$—	$—	$1,092,976

Total Consumer	$—	$—	$1,092,976	$1,092,976	$—	$—	$1,092,976

Total	$2,137,615	$10,608,612	$44,947,099	$57,693,326	$31,456,374	$3,374,242	$92,523,942

These non-accrual and past due amounts included loans deemed to be impaired of $21.8 million and $89.1 million at September 30, 2011, and December 31, 2010, respectively. Loans past due ninety days or more and still accruing interest were approximately $5.8 million and $3.4 million at September 30, 2011, and December 31, 2010 respectively, and consisted of 7 loans at September 30, 2011. Six of the loans are past their maturity, but are well secured and in the process of collection. One loan is 60 days delinquent as for payment, is past maturity, but is well secured and in the process of collection.

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at September 30, 2011.

	Performing (Accruing) Loans					Total Non-
		Greater			Total	Accrual and
	31-60 Days	Than 60	Total Past		Performing	Past Due
2011	Past Due	Days	Due	Current	Loans	Loans	Total Loans
Commercial
Pass	$18,862	$—	$18,862	$22,757,629	$22,776,491	$—	$22,776,491
Special Mention	—	—	—	754,955	754,955	—	754,955
Substandard	242,868	—	242,868	3,631,462	3,874,330	1,147,379	5,021,709

Total Commercial	$261,730	$—	$261,730	$27,144,046	$27,405,776	$1,147,379	$28,553,155

Commercial Real Estate
Pass	$1,918,308	$—	$1,918,308	$142,069,265	$143,987,573	$574,893	$144,562,466
Special Mention	400,516	—	400,516	30,127,412	30,527,928	—	30,527,928
Substandard	617,139	—	617,139	19,853,023	20,470,162	14,568,061	35,038,223

Total Commercial Real Estate	$2,935,963	$—	$2,935,963	$192,049,700	$194,985,663	$15,142,954	$210,128,617

Construction
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	9,594,291	9,594,291	—	9,594,291
Substandard	—	—	—	—	—	3,263,000	3,263,000

Total Construction	$—	$—	$—	$9,594,291	$9,594,291	$3,263,000	$12,857,291

Construction to Permanent
Pass	$—	$—	$—	$600,000	$600,000	$—	$600,000
Special Mention	—	—	—	1,709,333	1,709,333	—	1,709,333
Substandard	—	—	—	4,905,000	4,905,000	3,650,062	8,555,062

Total Construction to Permanent	$—	$—	$—	$7,214,333	$7,214,333	$3,650,062	$10,864,395

Residential Real Estate
Pass	$148,285	$—	$148,285	$128,056,013	$128,204,298	$—	$128,204,298
Special Mention	—	—	—	7,718,049	7,718,049	—	7,718,049
Substandard	—	—	—	11,805,288	11,805,288	3,419,810	15,225,098

Total Residential Real Estate	$148,285	$—	$148,285	$147,579,350	$147,727,635	$3,419,810	$151,147,445

Consumer
Pass	$—	$—	$—	$45,656,029	$45,656,029	$—	$45,656,029
Special Mention	—	—	—	3,303,753	3,303,753	—	3,303,753
Substandard	—	—	—	435,294	435,294	993,742	1,429,036

Total Consumer	$—	$—	$—	$49,395,076	$49,395,076	$993,742	$50,388,818

Total	$3,345,978	$—	$3,345,978	$432,976,796	$436,322,774	$27,616,947	$463,939,721

The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2010.

	Performing (Accruing) Loans					Total Non-
		Greater			Total	Accrual and
	31-60 Days	Than 60	Total Past		Perfoming	Past Due
2010	Past Due	Days	Due	Current	Loans	Loans	Total Loans
Commercial
Pass	$—	$—	$—	$11,481,557	$11,481,557	$—	$11,481,557
Special Mention	—	—	—	822,364	822,364	63,289	885,653
Substandard	—	—	—	816,630	816,630	1,389,950	2,206,580

Total Commercial	$—	$—	$—	$13,120,551	$13,120,551	$1,453,239	$14,573,790

Commercial Real Estate
Pass	$—	$—	$—	$134,094,210	$134,094,210	$—	$134,094,210
Special Mention	—	—	—	39,898,756	39,898,756	—	39,898,756
Substandard	—	—	—	28,061,351	28,061,351	26,788,172	54,849,523

Total Commercial Real Estate	$—	$—	$—	$202,054,317	$202,054,317	$26,788,172	$228,842,489

Construction
Pass	$—	$—	$—	$1,622,029	$1,622,029	$—	$1,622,029
Special Mention	—	—	—	19,544,913	19,544,913	—	19,544,913
Substandard	—	—	—	8,700,165	8,700,165	34,021,976	42,722,141

Total Construction	$—	$—	$—	$29,867,107	$29,867,107	$34,021,976	$63,889,083

Construction to Permanent
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	1,709,333	1,709,333	—	1,709,333
Substandard	1,127,875	—	1,127,875	6,114,000	7,241,875	1,379,835	8,621,710

Total Construction to Permanent	$1,127,875	$—	$1,127,875	$7,823,333	$8,951,208	$1,379,835	$10,331,043

Residential Real Estate
Pass	$198,357	$—	$198,357	$143,332,842	$143,531,199	$—	$143,531,199
Special Mention	2,907,285	—	2,907,285	2,088,700	4,995,985	—	4,995,985
Substandard	—	—	—	10,743,390	10,743,390	27,787,744	38,531,134

Total Residential Real Estate	$3,105,642	$—	$3,105,642	$156,164,932	$159,270,574	$27,787,744	$187,058,318

Consumer
Pass	$—	$—	$—	$37,109,997	$37,109,997	$—	$37,109,997
Special Mention	168,589	—	168,589	5,857,276	6,025,865	—	6,025,865
Substandard	—	—	—	588,887	588,887	1,092,976	1,681,863

Total Consumer	$168,589	$—	$168,589	$43,556,160	$43,724,749	$1,092,976	$44,817,725

Total	$4,402,106	$—	$4,402,106	$452,586,400	$456,988,506	$92,523,942	$549,512,448

The following table summarizes impaired loans as of September 30, 2011:

	Recorded	Unpaid Principal
	Investment	Balance	Related Allowance
2011
With no related allowance recorded:
Commercial	$173,208	$492,972	$—
Commercial Real Estate	4,675,439	5,402,165	—
Construction	1,410,001	1,414,048	—
Construction to Permanent	4,905,000	4,905,000	—
Residential	9,251,452	9,251,452	—
Consumer	993,742	1,038,640	—

Total:	$21,408,842	$22,504,277	$—

With an allowance recorded:
Commercial	$526,171	$553,663	$383,678
Commercial Real Estate	7,033,123	8,594,940	1,349,634
Construction	135,000	286,625	31,520
Construction to Permanent	3,650,062	3,761,875	791,962
Residential	4,675,109	4,675,110	182,071
Consumer	424,000	424,000	151,500

Total:	$16,443,465	$18,296,213	$2,890,365

Commercial	$699,379	$1,046,635	$383,678
Commercial Real Estate	11,708,562	13,997,105	1,349,634
Construction	1,545,001	1,700,673	31,520
Construction to Permanent	8,555,062	8,666,875	791,962
Residential	13,926,561	13,926,562	182,071
Consumer	1,417,742	1,462,640	151,500

Total:	$37,852,307	$40,800,490	$2,890,365

The recorded investment of impaired loans at September 30, 2011 and December 31, 2010 was $37.9 million and $100.7 million respectively, with related allowances of $2.9 million and $6.0 million, respectively.
Included in the table above at September 30, 2011, are 21 loans with carrying balances of $21.4 million that required no specific reserves. The allowance for loan losses is comprised of 29 non-accruing loans aggregating $21.8 million and six accruing TDR loans aggregating $16.1 million. Loans that did not require specific reserves at September 30, 2011 have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

The following table summarizes impaired loans as of December 31, 2010:

	Recorded	Unpaid Principal
	Investment	Balance	Related Allowance
2010
With no related allowance recorded:
Commercial	$1,077,512	$1,828,917	$—
Commercial Real Estate	12,770,033	13,052,924	—
Construction	14,060,251	15,133,253	—
Construction to Permanent	—	—	—
Residential	24,513,106	24,737,293	—
Consumer	1,516,977	1,883,585	—

Total:	$53,937,879	$56,635,972	$—

With an allowance recorded:
Commercial	$137,438	$151,633	$76,045
Commercial Real Estate	15,696,205	19,509,247	2,300,199
Construction	16,825,772	19,368,468	1,895,326
Construction to Permanent	1,379,835	1,425,000	183,835
Residential	12,706,762	12,826,248	1,556,077
Consumer	—	—	—

Total:	$46,746,012	$53,280,596	$6,011,482

Commercial	$1,214,950	$1,980,550	$76,045
Commercial Real Estate	28,466,238	32,562,171	2,300,199
Construction	30,886,023	34,501,721	1,895,326
Construction to Permanent	1,379,835	1,425,000	183,835
Residential	37,219,868	37,563,541	1,556,077
Consumer	1,516,977	1,883,585	—

Total:	$100,683,891	$109,916,568	$6,011,482

Included in the table above at December 31, 2010, are loans with carrying balances of $53.9 million that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves at December 31, 2010 have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans.
On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to remain competitive and assist customers who may be experiencing financial difficulty, as well as preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan classified is a troubled debt restructured loan.
As a result of the adoption of ASU 2011-02, the Company reassessed all restructurings occurred on or after January 1, 2011 for identification as TDRs and has concluded that there were no additional TDRs identified that have not been previously disclosed.

The following table presents the total troubled debt restructured loans as of September 30, 2011:

	Accrual		Non-accrual		Total
	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	3	$4,794,528	1	$2,155,000	4	$6,949,528
Residential Real Estate	3	10,506,751	—	—	3	10,506,751
Construction	—	—	1	1,255,605	1	1,255,605
Construction to permanent	1	4,905,000	3	3,650,062	4	8,555,062
Consumer home equity	1	424,000	—	—	1	424,000

Total Troubled Debt Restructurings	8	$20,630,279	5	$7,060,667	13	$27,690,946

There were no loans modified in a troubled debt restructuring for the three months ended September 30, 2011.
The following table summarizes loans that were modified in a troubled debt restructuring during the nine months ended September 30, 2011.

	Nine months ended September 30, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment

Troubled Debt Restructurings
Commercial Real Estate	2	$3,579,149	$3,506,461
Residential Real Estate	1	2,884,141	2,884,141
Construction to permanent	5	12,560,969	8,555,062

Total Troubled Debt Restructurings	8	$19,024,259	$14,945,664

The eight loans represented above have been reclassified as troubled debt restructurings during the first nine months of 2011.
Substantially all of our troubled debt restructured loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below market rate, an extension of the term of the loan, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.
In addition to the above, during the nine months ended September 30, 2011, there was one commercial real estate loan modified on March 31, 2011 for $3.3 million that released a guarantor having financial difficulty to allow the borrower to recapitalize and provide additional time in which to develop an exit plan to pay off the debt.

During the nine months ended September 30, 2011, two of the troubled debt restructurings modified had a payment default. One default was a residential loan for $3.5 million and is subsequently an OREO, and the other default was a commercial loan for $1.3 million, and is currently in the foreclosure process.
All troubled debt restructurings are impaired loans, which are individually evaluated for impairment, as discussed above, and were included in the allowance for loan losses.
Note 4: Deposits
The following table is a summary of the Company’s deposits at:

	September 30,	December 31,
	2011	2010

Non-interest bearing	$56,699,418	$51,058,373

Interest bearing
NOW	25,325,126	19,297,225
Savings	53,634,681	57,041,943
Money market	58,724,455	92,683,478
Time certificates, less than $100,000	185,394,428	251,296,558
Time certificates, $100,000 or more	127,944,921	175,431,252

Total interest bearing	451,023,611	595,750,456

Total Deposits	$507,723,029	$646,808,829

Included in time certificates are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $1,362,540 and $2,879,838 at September 30, 2011 and December 31, 2010, respectively. These are considered brokered deposits. Pursuant to the Agreement discussed in Note 8, the Bank’s participation in the CDARS program, as an issuer of deposits to customers of other banks in the CDARS program, may not exceed 10% of total deposits.
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

The following is information about the computation of loss per share for the three and nine months ended September 30, 2011 and 2010:
Three months ended September 30, 2011

		Weighted Average
	Net Income	Common Shares O/S	Amount
Basic and Diluted Income Per Share
Income attributable to common shareholders	$255,459	38,362,727	$0.01

Three months ended September 30, 2010

		Weighted Average
	Net Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(6,790,580)	4,762,727	$(1.43)

Nine months ended September 30, 2011

		Weighted Average
	Net Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(15,902,507)	38,362,727	$(0.41)

Nine months ended September 30, 2010

		Weighted Average
	Net Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(11,322,323)	4,762,727	$(2.38)

Note 6: Other Comprehensive (Loss) Income
Other comprehensive (loss) income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding (losses) arising during the period	$(646,692)	$279,659	$(367,033)	$(187,559)	$71,272	$(116,287)

Reclassification adjustment for gains recognized in income	(779,685)	296,280	(483,405)	(779,685)	296,280	(483,405)

Unrealized holding (losses) on available for sale securities, net of taxes	$(1,426,377)	$575,939	$(850,438)	$(967,244)	$367,552	$(599,692)

	Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gains arising during the period	$592,440	$(225,161)	$367,279	$1,009,749	$(383,737)	$626,012

Reclassification adjustment for gains recognized in income	—	—	—	—	—	—

Unrealized holding gains on available for sale securities, net of taxes	$592,440	$(225,161)	$367,279	$1,009,749	$(383,737)	$626,012

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

Financial instruments whose contractual amounts represent credit risk at September 30, 2011 are as follows:

Commitments to extend credit:
Future loan commitments	$41,934,556
Home equity lines of credit	28,777,583
Unused lines of credit	18,597,232
Undisbursed construction loans	1,269,083
Financial standby letters of credit	532,000

$91,110,454

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
Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Newly issued or modified guarantees that are not derivative contracts are recorded on the Company’s consolidated balance sheet at the fair value at inception. No liability related to guarantees was required to be recorded at September 30, 2011.
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
In February 2009 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”). Under the terms of the Agreement, the Bank has appointed a Compliance Committee of outside directors and the Chief Executive Officer. The Committee must report quarterly to the Board of Directors and to the OCC on the Bank’s progress in complying with the Agreement. The Agreement requires the Bank to review, adopt and implement a number of policies and programs related to credit and operational issues. The Agreement further provided for certain asset growth restrictions for a limited period of time together with limitations on the acceptance of certain brokered deposits and the extension of credit to borrowers whose loans are criticized. The Bank may pay dividends during the term of the Agreement only with prior written permission from the OCC. The Agreement also requires that the Bank develop and implement a three-year capital plan. The Bank has taken or put into process many of the steps required by the Agreement, and does not anticipate that the restrictions included within the Agreement will impair its current business plan.

In June 2010 the Company entered into a formal written agreement (the “Reserve Bank Agreement”) with the Federal Reserve Bank of New York (the “Reserve Bank”). Under the terms of the Reserve Bank Agreement, the Board of Directors of the Company is required to take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank including taking steps to insure that the Bank complies with the Agreement with the OCC. The Reserve Bank Agreement requires the Company to submit, adopt and implement a capital plan that is acceptable to the Reserve Bank. The Company must also report to the Reserve Bank quarterly on the Company’s progress in complying with the Reserve Bank Agreement. The Agreement further provides for certain restrictions on the payment or receipt of dividends, distributions of interest or principal on subordinate debentures or trust preferred securities and the Company’s ability to incur debt or to purchase or redeem its stock without the prior written approval of the Reserve Bank. The Company has taken or put into process many of the steps required by the Reserve Bank Agreement, and does not anticipate that the restrictions included within the Reserve Bank Agreement will impair its current business plan.
The Bank and the Company continue to execute their business plan with the goal of achieving full compliance with the Agreement and the Reserve Bank Agreement noted above. The financial condition of the Company has improved with the continued reduction in non-performing assets. The operating performance has also been strengthened with the reduction in operating expenses, resulting from the closure of four branches and the elimination of selective staff positions. The net interest margin increased to 3.40% for the quarter ended September 30, 2011, compared to 2.71% for the quarter ended September 30, 2010, due to the continued deposit cost reduction and the investment of excess liquidity.

The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2011 and December 31, 2010 were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2011

The Company:

Total Capital (to Risk Weighted Assets)	$62,986	15.82%	$31,851	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	57,930	14.55%	15,926	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	57,930	9.25%	25,051	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$60,715	15.27%	$31,809	8.00%	$39,761	10.00%
Tier 1 Capital (to Risk Weighted Assets)	55,666	14.00%	15,905	4.00%	23,857	6.00%
Tier 1 Capital (to Average Assets)	55,666	8.90%	25,018	4.00%	31,273	5.00%

December 31, 2010

The Company:

Total Capital (to Risk Weighted Assets)	$80,358	17.08%	$37,643	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	73,822	15.69%	18,822	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	73,822	9.16%	32,219	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$77,705	16.54%	$37,582	8.00%	$46,978	10.00%
Tier 1 Capital (to Risk Weighted Assets)	71,178	15.15%	18,791	4.00%	28,187	6.00%
Tier 1 Capital (to Average Assets)	71,178	8.84%	32,203	4.00%	40,253	5.00%
Restrictions on dividends, loans and advances
The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of September 30, 2011, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

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
Note 9: Income Taxes
The determination of the amount of deferred tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at September 30, 2011. The deferred tax position has been affected by several significant transactions in the past three years. These transactions include increased provision for loan losses, the heightened levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, the Company is in a cumulative net loss position at September 30, 2011, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $16.1 million against its deferred tax asset at September 30, 2011. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

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
The following table details the financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
September 30, 2011	(Level 1)	(Level 2)	(Level 3)	September 30, 2011

Securities available for sale	$—	$88,529,050	$—	$88,529,050

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	December 31, 2010

Securities available for sale	$—	$40,564,700	$—	$40,564,700

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables reflect financial assets measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
September 30, 2011	(Level 1)	(Level 2)	(Level 3)	Balance

Impaired Loans (1)	$—	$—	$16,443,466	$16,443,466

Other real estate owned (2)	$—	$—	$4,731,890	$4,731,890

December 31, 2010

Impaired Loans (1)	$—	$—	$30,999,865	$30,999,865

Other real estate owned (2)	$—	$—	$10,103,199	$10,103,199

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.

(2)	Represents carrying value for which adjustments are based on the appraised value of the property.
The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
The estimated fair value amounts have been measured as of September 30, 2011 and December 31, 2010 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.
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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	$9,498	$9,498	$4,613	$4,613
Interest-bearing deposits due from banks	30,485	30,485	131,711	131,711
Federal funds sold	—	—	10,000	10,000
Short-term investments	3,206	3,206	453	453
Other investments	3,500	3,500	3,500	3,500
Available-for-sale securities	88,529	88,529	40,565	40,565
Federal Reserve Bank stock	1,707	1,707	1,192	1,192
Federal Home Loan Bank stock	4,508	4,508	4,508	4,508
Loans receivable, net	453,133	462,915	534,531	542,360
Accrued interest receivable	2,321	2,321	2,512	2,512
Loans held for sale	250	250	—	—

Financial Liabilities:
Demand deposits	$56,699	$56,699	$51,058	$51,058
Savings deposits	53,635	53,635	57,042	57,042
Money market deposits	58,724	58,724	92,683	92,683
NOW accounts	25,325	25,325	19,297	19,297
Time deposits	313,339	316,900	426,728	432,466
FHLB Borrowings	50,000	52,326	50,000	51,195
Securities sold under repurchase agreements	7,000	7,788	7,000	7,796
Subordinated debentures	8,248	8,248	8,248	8,248
Accrued interest payable	927	927	729	729
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
Off-balance sheet instruments
Loan commitments on which the committed interest rate is less than the current market rate were insignificant at September 30, 2011 and December 31, 2010. The estimated fair value of fee income on letters of credit at September 30, 2011 and December 31, 2010 was insignificant.

Note 11: Restructuring Charges and Asset Disposals
Bancorp recorded restructuring charges and asset disposals of $3.0 million for the nine months ended September 30, 2011. These costs are included in restructuring charges and asset disposals expense in the Consolidated Statements of Operations.
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
On September 23, 2011, Bancorp subleased vacant office space at 900 Bedford Street, Stamford, CT, effective October 1, 2011 for a term of two years.
Restructuring reserves at September 30, 2011 for the restructuring activities taken in connection with these initiatives are comprised of the following:

		Cash	Non-cash	Balance at
	Expenses	payments	charges	September 30, 2011

Severance and benefit costs	$756,727	$(556,458)	$(17,920)	$182,349
Lease termination costs	1,659,995	(1,279,034)	(38,935)	342,026
Asset disposals	569,719	—	(569,719)	—

Total	$2,986,441	$(1,835,492)	$(626,574)	$524,375

The restructuring reserves at September 30, 2011 are included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

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
The FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in July 2010. The amendments in this ASU apply to all entities, both public and nonpublic, with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The amendments in this ASU enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. This ASU amends existing disclosure guidance to require entities to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, this ASU requires entities to disclose credit quality indicators, past due information, and modifications of its financing receivables. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. An entity should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.
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

Summary
Bancorp realized net income of $255,000 ($0.01 basic and diluted income per share) for the quarter ended September 30, 2011, compared to a net loss of $6.8 million ($1.43 basic and diluted loss per share) for the quarter ended September 30, 2010. This increase in net income of $7.0 million is primarily due to the lower level of non-performing assets, resulting in no provision for loan losses for the quarter ended September 30, 2011, compared to a $5.0 million provision for loan losses recorded during the same period in the prior year. For the nine-month period ended September 30, 2011, Bancorp incurred a net loss of $15.9 million ($0.41 basic and diluted loss per share) compared to net loss of $11.3 million ($2.38 basic and diluted loss per share) for the nine months ended September 30, 2010. The primary reason for the increased loss in the nine-month comparison is the $6.2 million charge on the bulk sale of non-performing assets, as discussed in Note 3, and the restructuring charges of $3.0 million associated with the branch closings and reduction-in-force, discussed in Note 11. Bancorp’s net interest income for the quarter ended September 30, 2011 was $4.9 million compared to $5.1 million for the quarter ended September 30, 2010. Interest income and interest expense decreased by 18% and 41%, respectively, for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010, as improvement in the net margin was offset by lower level of earning assets. Non-interest income increased $644,000, or 101%, for the quarter ended September 30, 2011, when compared to the quarter ended September 30, 2010. For the nine months ended September 30, 2011, interest income and interest expense declined by 22% and 38% respectively, compared to the nine months ended September 30, 2010. The decline in interest income is due primarily to lower average outstanding loan balances and the lower interest rate environment. The significant decline in interest expense is primarily due to the reduction of total deposits as management lowered interest rates paid on high rate non-core deposits.
Total assets decreased $155.9 million from $784.3 million at December 31, 2010 to $628.4 million at September 30, 2011. Cash and cash equivalents decreased $103.6 million from $146.8 million at December 31, 2010 to $43.2 million at September 30, 2011. Available-for-sale securities increased $47.9 million from $40.6 million at December 31, 2010 to $88.5 million at September 30, 2011 as overnight liquidity was invested into higher yielding instruments. The net loan portfolio decreased $81.4 million from $534.5 million at December 31, 2010 to $453.1 million at September 30, 2011. This decrease is primarily a result of a $66.8 million bulk sale of non-performing assets, comprised of $52.4 million of non-performing loans and $14.4 million of other real estate owned. This was the result of management’s strategic plan to dramatically lower the level of non-performing assets and improve the overall credit quality, and significantly increase the level of earning assets. As a result of weak loan demand and high levels of balance sheet liquidity, the Bank continued to lower rates on deposit products. The overall cost of deposits decreased from 1.69% at September 30, 2010 to 1.24% at September 30, 2011. Deposits decreased $139.1 million from $646.8 million at December 31, 2010 to $507.7 million at September 30, 2011. Borrowings remained unchanged compared to December 31, 2010.
Financial Condition
Cash and Cash Equivalents
Cash and cash equivalents decreased $103.6 million, or 71%, to $43.2 million at September 30, 2011 compared to $146.8 million at December 31, 2010. This decrease is primarily the result of using $65.5 million in excess liquidity to purchase available for sale securities. In addition, deposit balances decreased as Bancorp strategically reduced deposit rates in order to lower its funding costs.

Investments
The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

	September 30,	December 31
	2011	2010

U. S. Government agency mortgage-backed securities	$71,644,998	$37,471,878
U. S. Government agency bonds	5,036,100	—
Corporate bonds	11,847,952	—
Auction rate preferred equity securities	—	3,092,822

Total Available-for-Sale Securities	$88,529,050	$40,564,700

Available-for-sale securities increased $47.9 million, or 118.2%, from $40.6 million at December 31, 2010 to $88.5 million at September 30, 2011. This increase is primarily due to purchases of mortgage-backed securities, corporate bonds, and government agency bonds of $48.2 million, $12.3 million, and $5.0 million, respectively. These were partially offset with proceeds from sales of mortgage-backed securities of $7.1 million and auction rate preferred equity securities of $2.6 million. In addition, there were principal pay downs of $7.3 million on mortgage backed securities.
Loans
The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	September 30,	December 31,
	2011	2010
Real Estate
Commercial	$210,128,617	$228,842,489
Residential	151,147,445	187,058,318
Construction	12,857,291	63,889,083
Construction to permanent	10,864,395	10,331,043
Commercial	28,553,155	14,573,790
Consumer home equity	48,225,020	42,884,962
Consumer installment	2,163,798	1,932,763

Total Loans	463,939,721	549,512,448
Premiums on purchased loans	234,884	242,426
Net deferred costs	116,348	150,440
Allowance for loan losses	(11,157,678)	(15,374,101)

Loans receivable, net	$453,133,275	$534,531,213

Bancorp’s net loan portfolio decreased $81.4 million, or 15.2%, from $534.5 million at December 31, 2010 to $453.1 million at September 30, 2011. The decrease is primarily a result of a bulk sale of non-performing assets and loan payoffs, including some that were impaired and on non-accrual status. Construction loans decreased by $50.5 million, commercial real estate loans decreased by $18.7 million, and residential mortgages decreased by $35.9 million. This was partially offset by increases of $14.0 million in commercial loans and a $5.3 million increase in consumer home equity loans. The net decrease in the portfolio also reflects net charge-offs for the nine months ended September 30, 2011 of $6.6 million, of which specific reserves of $3.4 million were related to loans in the bulk sale. In an effort to reduce its concentration in construction loans, Bancorp has continued its moratorium on originating new speculative construction loans.

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
At September 30, 2011, the net loan to deposit ratio was 89% and the net loan to total assets ratio was 72%. At December 31, 2010, these ratios were 83% and 68%, respectively.
Allowance for Loan Losses
The allowance for loan losses is established as probable losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses decreased by $4.2 million from December 31, 2010 to September 30, 2011 primarily due to net charge-offs of $6.6 million, of which $3.4 million were specific reserves related to the bulk sale. In addition, a provision of $8.5 million was recorded, of which $6.0 million related to loans transferred to held-for-sale in connection with the bulk loan sale.
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
The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data. In addition, a risk rating system is utilized to evaluate the general component of the allowance for loan losses. Management assigns risk ratings to all loans assigning ratings between one and nine, with a rating of one being the least risk, and a rating of nine reflecting the most risk or a complete loss. Risk ratings are assigned based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the Loan Committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the Loan Officers and Loan Workout Committee.
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

The methodology for determining the adequacy of the allowance for loan losses has been consistently applied. Of the $11.2 million allowance for loan losses as of September 30, 2011, $2.9 million was attributed to collateral dependent impaired loans and $8.3 million was the reserve attributed to performing loans. The appraised values on impaired loans that are anticipated to become OREO in the coming quarter are adjusted based upon Bancorp’s recent sales experience. As of September 30, 2011, the Bank’s OREO sales experience has indicated that the ultimate sales prices of the underlying collateral have been 13% less than the appraisal amounts. The appraisal adjustment percentage is reviewed quarterly for those loans anticipated to become OREO in the subsequent quarter, based on an analysis of actual variances between appraised values as of the date the loan is transferred into OREO and the actual sales prices of the OREO properties. Generally, the sales prices have usually been below the appraised values due to the fact that buyers become aware that the Bank owns those properties and, therefore, attempt to offer less than fair market value. In the future, additional revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio, and prevailing internal and external factors including but not limited to current economic conditions and local real estate markets. The $8.5 million provision for the nine months ended September 30, 2011 included $6.0 million related to loans transferred to held-for-sale in connection with the bulk loan sale and $2.5 million was deemed necessary by management to maintain appropriate coverage after taking the net charge-offs of $6.6 million. The ratio of allowance for loan losses to total loans as of September 30, 2011 was 2.40% as compared to 2.80% as of December 31, 2010. Management believes that the decrease is warranted based upon the significant reduction in non-performing loans and charge-offs of specific reserves related to loans in the bulk sale.
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

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(Thousands of dollars)	2011	2010	2011	2010

Balance at beginning of period	$11,400	$13,989	$15,374	$15,794
Charge-offs	(218)	(1,917)	(7,406)	(5,095)
Recoveries	16	53	780	187

Net Charge-offs	(202)	(1,864)	(6,626)	(4,908)

Transferred to loans held-for-sale	(40)	—	(6,054)	—
Provision charged to operations	—	5,025	8,464	6,264

Balance at end of period	$11,158	$17,150	$11,158	$17,150

Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.31%	1.36%	0.78%

Ratio of ALLL / Gross Loans	2.40%	2.89%	2.40%	2.89%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $11.2 million, at September 30, 2011, which represents 2.40% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio. Bancorp has had eight consecutive quarters of decreases in non-accrual loans.
Non-Accrual, Past Due and Restructured Loans
The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	September 30,	December 31,
(Thousands of dollars)	2011	2010

Loans past due over 90 days still accruing	$5,841	$3,374
Non accruing loans	21,776	89,150

Total	$27,617	$92,524

% of Total Loans	5.95%	16.83%
% of Total Assets	4.39%	11.80%
There are 7 loans delinquent over 90 days and still accruing which aggregate $5.8 million. Of the 7 loans, 6 totaling $5.3 million have matured, are current for payment and are well secured. One loan is 60 days delinquent as to payment, has matured and is well secured and in the process of collection. The bank has agreed to forbear from pursuing its remedies while the borrowers arrange refinancing from other financial institutions. Impaired loans, which are comprised of non-accruing loans and troubled debt restructured loans, decreased by $5.0 million to $37.9 million for the quarter ended September 30, 2011 and decreased $62.8 million for the nine months ended September 30, 2011. Impaired loans are attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets. Residents of Fairfield County, Connecticut, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.

The $21.8 million of non-accrual loans at September 30, 2011 is comprised of exposure to 29 loans, for which a specific reserve of $2.6 million has been established. All of the non-accruing loans are collateral dependent and are secured by residential or commercial real estate located within the Bank’s market area. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. Of the $21.8 million of non-accrual loans at September 30, 2011, borrowers of 7 loans with aggregate balances of $6.4 million continue to make loan payments in accordance with contractual terms and these loans are current within one month as to payments.
Potential Problem Loans
In addition to the above, there are $46.8 million of substandard accruing loans comprised of 36 loans and $53.6 million of special mention loans comprised of 54 loans for which management has a concern as to the ability of the borrowers to comply with the present repayment terms. All but $1.3 million of the substandard accruing loans and the special mention loans comprised of 3 borrowers continue to make timely payments in accordance with contractual terms and are within 30 days at September 30, 2011.
Other Real Estate Owned
The following table is a summary of Bancorp’s other real estate owned at the dates shown:

	September 30,	December 31,
	2011	2010

Residential construction	$3,781,890	$15,774,187
Land	950,000	634,600

Other real estate owned	$4,731,890	$16,408,787

The balance of other real estate owned at September 30, 2011 is comprised of three properties with a carrying value of $4.7 million that was obtained through loan foreclosure proceedings. Included in the March 2011 bulk sale of non-performing assets were four OREO properties with an aggregate carrying value of $14.4 million. Additionally, during the nine months ended September 30, 2011 two properties were added and two properties were sold.
Deferred Taxes
The determination of the amount of deferred tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of Bancorp at September 30, 2011. The deferred tax position has been affected by several significant matters in the past three years. These matters include increased levels of provision for loan losses, the high levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, Bancorp is in a cumulative net loss position at September 30, 2011, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize the deferred tax assets and accordingly has established a full valuation allowance totaling $16.1 million against its net deferred tax asset at September 30, 2011. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, Bancorp generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits
The following table is a summary of the Company’s deposits at the dates shown:

	September 30,	December 31,
	2011	2010

Non-interest bearing	$56,699,418	$51,058,373

Interest bearing
NOW	25,325,126	19,297,225
Savings	53,634,681	57,041,943
Money market	58,724,455	92,683,478
Time certificates, less than $100,000	185,394,428	251,296,558
Time certificates, $100,000 or more	127,944,921	175,431,252

Total interest bearing	451,023,611	595,750,456

Total Deposits	$507,723,029	$646,808,829

Total deposits decreased $139.1 million, or 22%, from $646.8 million at December 31, 2010 to $507.7 million at September 30, 2011. Demand deposits increased $5.6 million primarily as a result of increases in commercial and personal checking accounts of $4.3 million and $1.3 million respectively, and an increase in official checks of $0.4 million. Interest bearing accounts decreased $144.7 million. This is primarily due to decreases in certificates of deposit (“CD’s”) of $113.4 million, which is a result of Bancorp intentionally allowing the higher rate CD’s to runoff to help reduce the cost of funds and improve the interest spread; and, decreases in money market accounts of $34.0 million due to improved economic conditions in the overall financial markets as customers reinvested in financial instruments outside of the banking industry. A large number of our CD account holders had temporarily placed funds in money market accounts during the economic recession. These decreases were partially offset by increases in NOW accounts of $6.0 million, of which $5.2 million were due to Interest on Lawyer Trust Accounts (“IOLTA”) accounts.
Borrowings
At September 30, 2011, total borrowings were $65.2 million and are unchanged compared to December 31, 2010. In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $71.9 million in additional advances from the Federal Home Loan Bank of Boston, including a $2.0 million overnight line of credit. The Bank has also established a line of credit at the Federal Reserve Bank.

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.50806% at September 30, 2011), matures on March 26, 2033. In the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. The deferral in the third quarter of 2011 represented the tenth consecutive quarter of deferral. The Company continues to accrue and charge interest to operations. The Company may defer the payment of interest until March 2014, and all accrued interest must be paid prior to or at completion of the deferral period.
Capital
Capital decreased $16.5 million compared to December 31, 2010 primarily as a result of the net loss of $6.2 million on the bulk sale of non-performing assets, $3.0 million on branch closings and reduction-in-force, and loss on continuing operations for the nine months ended September 30, 2011.
Off-Balance Sheet Arrangements
Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased by $56.1 million from $35.0 million at December 31, 2010 to $91.1 million at September 30, 2011, primarily due to increases of $37.2 million in future loan commitments, $10.9 million in unused lines of credit and $7.6 million in home equity lines of credit as the Company continues to increase loan origination activity.

Results of Operations
Interest and dividend income and expense
The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended September 30,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$459,943	$6,185	5.38%	$604,941	$7,977	5.27%
Investments	102,171	721	2.82%	60,147	436	2.90%
Interest bearing deposits in banks	17,678	1	0.02%	81,891	52	0.25%
Federal funds sold	2,739	1	0.15%	10,000	4	0.16%

Total interest earning assets	582,531	6,908	4.74%	756,979	8,469	4.48%

Cash and due from banks	23,977			21,001
Premises and equipment, net	4,088			5,639
Allowance for loan losses	(11,385)			(14,000)
Other assets	29,234			37,958

Total Assets	$628,445			$807,577

Interest bearing liabilities:
Deposits	$447,553	$1,385	1.24%	$655,696	$2,765	1.69%
FHLB advances	50,000	428	3.42%	50,000	428	3.42%
Subordinated debt	8,248	71	3.44%	8,248	76	3.69%
Other borrowings	7,000	77	4.42%	7,000	78	4.46%

Total interest bearing liabilities	512,801	1,961	1.53%	720,944	3,347	1.86%

Demand deposits	57,933			50,201
Accrued expenses and other liabilities	6,453			5,207
Shareholders’ equity	51,258			31,225

Total liabilities and equity	$628,445			$807,577

Net interest income		$4,947			$5,122

Interest margin			3.40%			2.71%

Interest spread			3.21%			2.62%

	Nine months ended September 30,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$488,295	$19,680	5.37%	$630,899	$26,012	5.50%
Investments	76,443	1,632	2.85%	65,404	1,438	2.93%
Interest bearing deposits in banks	64,595	122	0.25%	55,556	105	0.25%
Federal funds sold	7,516	7	0.12%	10,000	12	0.16%

Total interest earning assets	636,849	21,441	4.49%	761,859	27,567	4.82%

Cash and due from banks	21,366			21,059
Premises and equipment, net	4,576			5,935
Allowance for loan losses	(12,863)			(14,965)
Other assets	34,261			44,643

Total Assets	$684,189			$818,531

Interest bearing liabilities:
Deposits	$498,515	$4,804	1.28%	$665,732	$8,831	1.77%
FHLB advances	50,000	1,270	3.39%	50,000	1,270	3.39%
Subordinated debt	8,248	213	3.44%	8,248	217	3.51%
Other borrowings	7,000	230	4.39%	7,000	231	4.40%

Total interest bearing liabilities	563,763	6,517	1.54%	730,980	10,549	1.92%

Demand deposits	56,636			49,590
Accrued expenses and other liabilities	6,027			4,917
Shareholders’ equity	57,763			33,044

Total liabilities and equity	$684,189			$818,531

Net interest income		$14,924			$17,018

Interest margin			3.12%			2.98%

Interest spread			2.95%			2.90%

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

	Three months ended September 30,			Nine months ended September 30,
	2011 vs 2010			2011 vs 2010
	Increase (decrease) in Interest			Increase (decrease) in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$(1,866)	$74	$(1,792)	$(5,703)	$(629)	$(6,332)
Investments	297	(12)	285	234	(40)	194
Interest bearing deposits in banks	(23)	(28)	(51)	21	(4)	17
Federal funds sold	(3)	—	(3)	(8)	3	(5)

Total interest earning assets	(1,595)	34	(1,561)	(5,456)	(670)	(6,126)

Interest bearing liabilities:
Deposits	$(751)	$(630)	$(1,381)	$(1,899)	$(2,128)	$(4,027)
FHLB advances	—	—	—	—	—	—
Subordinated debt	—	(5)	(5)	—	(5)	(5)
Other borrowings	—	—	—	—	—	—

Total interest bearing liabilities	(751)	(635)	(1,386)	(1,899)	(2,133)	(4,032)

Net interest income	$(844)	$669	$(175)	$(3,557)	$1,463	$(2,094)

For the quarter ended September 30, 2011, average interest earning assets decreased $174.4 million, or 23%, to $582.5 million from $757.0 million for the quarter ended September 30, 2010, resulting in interest income for Bancorp of $6.9 million compared to $8.5 million for the same period in 2010. Interest and fees on loans decreased $1.8 million, or 22%, from $8.0 million for the quarter ended September 30, 2010 to $6.2 million for the quarter ended September 30, 2011. This decrease is primarily the result of a $145.0 million decrease in the average balance of the loan portfolio. When compared to the same period last year, interest income on investments increased by 65% due to an increase of $42.0 million in the average balance of investments outstanding.
Total interest expense for the quarter ended September 30, 2011 of $2.0 million represents a decrease of $1.4 million, or 41%, compared to interest expense of $3.3 million for the same period last year. This decrease in interest expense is the result of a decrease in both interest rates paid and in the average balances of interest-bearing liabilities. Average balances of deposit accounts decreased $208.1 million, or 32%, which is comprised primarily of decreases in certificates of deposit and money market accounts of $158.5 million and $48.0 million, respectively. In addition, significantly lower interest rates contributed to a reduction of $630,000 to the overall decrease of $1.4 million in interest expense on deposits. Average FHLB advances remained constant at $50 million and resulted in $428,000 in interest expense, which is consistent with the same period last year. Interest expense on the junior subordinated debt and borrowed funds remained relatively flat.

As a result of the above, Bancorp’s net interest income decreased $175,000 or 3%, to $4.9 million for the three months ended September 30, 2011 compared to $5.1 million for the same period last year. The net interest margin for the three months ended September 30, 2011 was 3.40% as compared to 2.71% for the three months ended September 30, 2010 as a result of the various reasons mentioned above.
Interest and dividend income was $21.4 million for the nine months ended September 30, 2011, which represents a decrease of $6.1 million, or 22%, as compared to interest and dividend income of $27.6 million for the same period last year. This decrease was due primarily to a $142.6 million decrease in the average loan portfolio and lower interest rates, resulting in a decrease of $6.3 million in interest and fees on loans. This was combined with a decrease in interest rates on investment securities, partially offset with an increase in average balances.
For the nine months ended September 30, 2011, total interest expense decreased $4.0 million, or 38%, to $6.5 million from $10.5 million for the nine months ended September 30, 2010. This decrease in interest expense was due to the above-mentioned reasons.
As a result of the above, net interest income decreased $2.1 million, or 12%, for the nine months ended September 30, 2011 to $14.9 million as compared to $17.0 million at September 30, 2010. The net interest margin for the nine months ended September 30, 2011 was 3.12% as compared to 2.98% for the nine months ended September 30, 2010.
Provision for Loan Losses
Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, a provision for loan losses charged to operations for the three months ended September 30, 2011 was not required, compared to $5.0 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, the provision for loan losses charged to operations was $8.5 million compared to $6.3 million for the nine months ended September 30, 2010 primarily due to $6.0 million related to loans transferred to held-for-sale in connection with the bulk loan sale and additional specific reserves for certain impaired loans.
An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”
Non-interest income
Non-interest income increased $644,000 from $637,000 for the quarter ended September 30, 2010 to $1.3 million for the quarter ended September 30, 2011. This is primarily due to gains on sales of investment securities of $780,000, partially offset by lower service charges on deposit accounts of $116,000.
For the nine months ended September 30, 2011, non-interest income increased $838,000, or 48%, to $2.6 million as compared to $1.7 million for the nine months ended September 30, 2010. This is primarily due to $780,000 in gains on the sales of investment securities, $111,000 in interest received on federal tax refunds, an $80,000 gain on sale of loans, and an increase of $62,000 in earnings on the cash surrender value of life insurance. These were partially offset by lower service charges on deposit accounts, loan origination and processing fees and mortgage brokerage referral fees of $115,000, $54,000 and $48,000 respectively.
Non-interest expenses
Non-interest expenses decreased $1.5 million or 21% from $7.5 million to $6.0 million for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010. This decrease was primarily due to the impact of the restructuring in the second quarter related to the branch closings and reduction in force, resulting in lower salaries and benefits and occupancy expenses of $352,000 and 332,000 respectively. Other real estate owned expenses decreased $481,000 due primarily to lower operating costs associated with fewer properties. Regulatory assessments decreased $258,000 due to lower deposit balances and changes by the FDIC in their method of calculating insurance premiums.

For the nine months ended September 30, 2011, non-interest expenses increased $1.3 million, or 6%, to $24.9 million from $23.6 million for the same period in 2010. This increase was primarily due to $3.0 million in restructuring charges and asset disposals related to the branch closings and reduction in force recorded in the second quarter. Advertising and promotional expenses increased $305,000. These were partially offset by decreases in other real estate owned, occupancy expenses and salaries and benefits of $742,000, $522,000 and $501,000, respectively, due to the reasons discussed above. Regulatory expenses decreased $403,000 when compared to the same period in prior year.
Liquidity
Bancorp’s liquidity ratio was 21% at September 30, 2011 compared to 20% at September 30, 2010. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.
Capital
The following table illustrates Bancorp’s regulatory capital ratios at September 30, 2011 and December 31, 2010 respectively:

	September 30, 2011	December 31, 2010
Tier 1 Leverage Capital	9.25%	9.16%
Tier 1 Risk-based Capital	14.55%	15.69%
Total Risk-based Capital	15.82%	17.08%
The following table illustrates the Bank’s regulatory capital ratios at September 30, 2011 and December 31, 2010 respectively:

	September 30, 2011	December 31, 2010
Tier 1 Leverage Capital	8.90%	8.84%
Tier 1 Risk-based Capital	14.00%	15.15%
Total Risk-based Capital	15.27%	16.54%

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
Net Interest Income and Economic Value
Summary Performance

	September 30, 2011
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	21,961	657	3.08%	46,691	(8,400)	-15.25%
+ 100	21,695	391	1.84%	50,793	(4,298)	-7.80%
BASE	21,304			55,091
- 100	20,863	(441)	-2.07%	59,438	4,347	7.89%
- 200	20,048	(1,256)	-5.90%	64,922	9,831	17.85%

	December 31, 2010
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	26,290	110	0.42%	63,164	(4,420)	-6.54%
+ 100	26,209	29	0.11%	65,502	(2,082)	-3.08%
BASE	26,180			67,584
- 100	25,869	(311)	-1.19%	70,228	2,644	3.91%
- 200	25,068	(1,112)	-4.25%	75,096	7,512	11.12%

Item 4:	Controls and Procedures
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
There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

Item 5:	Other Information
On November 8, 2011, Bancorp and PNBK Sponsor LLC (“Sponsor”) entered into a Financial Advisory Agreement. Sponsor is the manager of PNBK Holdings LLC, the owner of 87.6% of the outstanding common stock of Bancorp. Michael A. Carrazza, Chairman of the Board of Directors of Bancorp, is manager of Sponsor. Under the terms of the Financial Advisory Agreement, Sponsor shall provide Bancorp with financial advisory services, including financial analysis, capital raising and strategic initiative services. Sponsor will be reimbursed for its expenses, but will only receive compensation upon the closing of a Bancorp financial transaction, which includes the issuance of securities, merger, acquisition, divestiture, tender offer, exchange offer or recapitalization. Upon such a transaction, Sponsor will receive 3% of the first $50 million of consideration received by Bancorp, 2% of the consideration between $50 and $100 million, and 1% of the excess consideration received. The Financial Advisory Agreement lasts for a term of three years and automatically renews, unless terminated by either party.

PART II — OTHER INFORMATION.

Item 1:	Legal Proceedings
Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 1A:	Risk Factors
During the three months ended September 30, 2011, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6:	Exhibits

No.	Description

2	Agreement and Plan of Reorganization dated as of June 28, 1999 between Bancorp and the Bank (incorporated by reference to Exhibit 2 to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)	Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)(A)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

3(i)(B)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006 (commission File No. 000-29599)).

No.	Description

3(i)(C)	Certificate of Amendment to the Certificate of Incorporation of Patriot National Bancorp, Inc., filed with the Secretary of State of the State of Connecticut on October 6, 2010 (incorporated by reference to Exhibit 3.1 to Bancorp’s Current Report on Form 8-K dated October 20, 2010 (Commission File No. 000- 29599)).

3(i)(D)	Registration Rights Agreement, dated as of October 15, 2010, by and between Patriot National Bancorp, Inc. and PNBK Holdings LLC (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated October 20, 2010 (Commission File No. 000-29599)).

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599)).

10(a)(1)	2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

10(a)(5)	Employment Agreement dated as of January 1, 2008 among Patriot National Bank, Bancorp and Robert F. O’Connell (incorporated by reference to Exhibit 10(a)(5) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 000-29599)).

10(a)(6)	Change of Control Agreement, dated as of January 1, 2007 among Robert F. O’Connell, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(6) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(9)	License agreement dated July 1, 2003 between Patriot National Bank and L. Morris Glucksman (incorporated by reference to Exhibit 10(a)(9) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599))

No.	Description

10(a)(12)	2005 Director Stock Award Plan (incorporated by reference to Exhibit 10(a)(12) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000 — 295999)).

10(a)(14)	Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(14) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(15)	Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to Bancorp’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

10(a)(16)	Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated December 17, 2009).

10(a)(17)	First Amendment to Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of May 3, 2010. (incorporated by reference to Exhibit 10(a) to Bancorp’s Current Report on Form 8-K dated May 4, 2010).

10(a)(18)	Purchase and Sale Agreement, dated February 25, 2011, by and among Patriot National Bank, Pinpat Acquisition Corporation and ES Ventures One LLC (incorporated by reference to Exhibit 2.1 to Bancorp’s Current Report on Form 8-K dated March 29, 2011).

10(a)(19)	Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York (as incorporated by reference to Exhibit 10(a)(16) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010).

10(a)(20)	Financial Advisory Agreement, dated November 8, 2011, by and between Patriot National Bancorp, Inc. and PNBK Sponsor LLC.

No.	Description

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10 — KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

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
November 10, 2011