Form 10-K
period 2011-12-31
PATRIOT NATIONAL BANCORP INC
filed 2012-03-29
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

900 Bedford Street Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 324-7500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant in a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Check whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer in Rule 12(b) of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 based on the last sale price as reported on the NASDAQ Global Market: $9,091,217.

Number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of February 28, 2012: 38,362,727.

Documents Incorporated by Reference

Proxy Statement for 2011 Annual Meeting of Shareholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

Incorporated into Part III of this Form 10-K.

Patriot National Bancorp, Inc.

2011 Form 10-K Annual Report

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

The Bank was granted preliminary approval by the Comptroller of the Currency (the “OCC”) on March 5, 1993. It received its charter and commenced operations as a national bank on August 31, 1994. The Bank currently has twelve branch offices in Connecticut. The Bank also expanded into New York State through the purchase of a small branch office in New York City and the opening of branch offices in Bedford and Scarsdale, both located in Westchester County, New York.

On March 11, 2003, Bancorp formed Patriot National Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by Bancorp. Bancorp primarily invested the funds from the issuance of the debt in the Bank. The Bank in turn used the proceeds to fund general operations.

On November 17, 2006 the Bank acquired a small branch office and related deposits at 45 West End Avenue, New York, New York, from Millennium bcpbank, a national bank headquartered in Newark, New Jersey. The Bank assumed the existing lease and operates from the branch at 45 West End Avenue. The acquisition permitted the Bank to establish two additional branches in New York State.

On April 1, 2008, the Bank acquired a 20% interest in a de novo insurance agency. The impact on the Bank’s operations in 2009, 2010 and 2011 has been minimal.

On October 15, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), the Company issued and sold to PNBK Holdings LLC (“Holdings”), an investment limited liability company controlled by Michael Carrazza, 33,600,000 shares of its common stock at a purchase price of $1.50 per share for an aggregate purchase price of $50,400,000. The shares sold to Holdings represent 87.6% of the Company’s currently issued and outstanding common stock. The par value of the common stock was changed to $0.01 per share. Also in connection with that sale, certain directors and officers of both the Company and the Bank resigned and were replaced with nominees of Holdings and Michael Carrazza became Chairman of the Board of the Company.

As of the date hereof, the only business of Bancorp is its ownership of all of the issued and outstanding capital stock of the Bank and the Trust. Except as specifically noted otherwise herein, the balance of the description of Bancorp’s business is a description of the Bank’s business.

Commercial Banking

The Bank conducts business at its main office located at 900 Bedford Street in Stamford, Connecticut and at other Connecticut branch offices located in Darien, Fairfield, Greenwich, Milford, Norwalk, Stamford, Southport, Trumbull, Westport and Wilton. In New York State, the Bank conducts business at branch offices located in: New York City, Bedford and Scarsdale. The Bank also operates a loan origination office at 1177 Summer Street in Stamford, Connecticut.

The Bank offers a broad range of consumer and commercial banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses and professionals. The Bank offers consumer and commercial deposit accounts that include: checking accounts, interest-bearing “NOW” accounts, insured money market accounts, time certificates of deposit, savings accounts, IRAs (Individual Retirement Accounts) and HSAs (Health Savings Accounts). Other services include internet banking, bill paying, remote deposit capture, debit cards, money orders, traveler’s checks and ATMs. The Bank is a member of CDARS (Certificates of Deposit Account Registry Service) whereby customers can obtain complete FDIC insurance coverage by placing large deposits into smaller-denomination CDs in multiple institutions. The single bank FDIC limits have been permanently increased to $250,000 per eligible account. In addition, the Bank may in the future offer other financial services.

The Bank offers commercial loans to small and medium-sized businesses including secured and unsecured loans to service companies, manufacturers, restaurants, wholesalers, retailers and professionals doing business in the region. Other personal loans include lines of credit, installment loans, overdraft protection and credit cards. Real estate loans made to individuals include home mortgages, home improvement loans, bridge loans and home equity loans and lines of credit. Other loans offered include commercial real estate loans to area businesses. In addition to offering residential real estate mortgage loans for its own portfolio, the Bank also solicits and processes mortgage loan applications from consumers on behalf of permanent investors and originates loans for sale to generate fee income.

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

The customer base of the Bank generally is meant to be diversified so that there is not a concentration of either loans or deposits within a single industry, a group of industries, a single person or groups of people. The Bank is not dependent on one or a few major customers for either its deposit or lending activities, the loss of any one of which would have a material adverse effect on the business of the Bank.

Residents and businesses in Stamford, Greenwich, Norwalk, Wilton, Darien, Southport, Fairfield, Trumbull, Westport, and Milford Connecticut provide the majority of the Bank’s deposits. The Bank has expanded its footprint by establishing branch offices in the Westchester County, New York towns of Bedford and Scarsdale, as well as a branch in New York City. The Bank has focused its attention on serving the segments of its market area historically served by community banks. The Bank competes in its market by providing a high level of personalized and responsive banking service for which the Bank believes there is a need.

The Bank’s loan customers extend beyond the towns and cities in which the Bank has branch offices, including nearby towns in Fairfield and New Haven Counties in Connecticut, and Westchester County, New York City and Long Island in New York, although the Bank’s loan business is not necessarily limited to these areas. The Bank’s plans for future lending contemplate the diversification of the portfolio away from its historical emphasis on construction lending. While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in the its market area, the Bank believes that the service, professional and related businesses which have been attracted to this area, as well as the individuals that reside in this area, represent current and potential customers of the Bank.

In the normal course of business and subject to applicable government regulations, the Bank invests a portion of its assets in investment securities, which may include certain debt and equity securities, including government securities. An objective of the Bank’s investment policy is to maintain a balance of high quality diversified investments to minimize risk while limiting its exposure to interest rate movements and credit risk, as well as maintaining adequate levels of liquidity. The Bank’s investment portfolio is currently comprised primarily of government agency issues.

The Bank’s employees perform most routine day-to-day banking transactions at the Bank. The Bank has entered into a number of arrangements with third parties for banking services such as correspondent banking, check clearing, data processing services, credit card processing and armored car carrier service.

The cities of Stamford and Norwalk and the towns of Greenwich, Wilton, Darien, Southport, Milford, Fairfield, Trumbull, and Westport, CT are presently served by over 242 branches of commercial and savings banks along with 25 in the New York towns of Bedford and Scarsdale. Most of these branches are offices of banks, which have headquarters outside of the states or areas served by the Bank or are subsidiaries of bank or financial holding companies whose headquarters are outside of the areas served by the Bank. In addition to banks with branches in the same areas as the Bank, there are numerous banks and financial institutions serving the communities surrounding these areas, which also draw customers from the cities and towns mentioned above and pose significant competition to the Bank for deposits and loans. Many of those banks and financial institutions are well established and well capitalized.

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

On July 20, 2002, the Sarbanes-Oxley Act of 2002 was enacted, the primary purpose of which is to protect investors through improved corporate governance and responsibilities of, and disclosures by, public companies. The Act contains provisions for the limitations of services that external auditors may provide as well as requirements for the credentials of Audit Committee members. In addition, the principal executive and principal financial officers are required to certify in quarterly and annual reports that they have reviewed the report; and based on the officers’ knowledge, the reports accurately present the financial condition and results of operations of the company and contain no untrue statement or omission of material fact. The officers also certify their responsibility for establishing and maintaining a system of internal controls, which insure that all material information is made known to the officers; this certification also includes the evaluation of the effectiveness of disclosure controls and procedures and their impact upon financial reporting. Section 404 of the Act, entitled Management Assessment of Internal Controls, requires that each annual report include an internal control report which states that it is the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting, as well as an assessment by management of the effectiveness of the internal control structure and procedures for financial reporting. This section further requires that the external auditors attest to, and report on, the Company’s internal controls over financial reporting.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) was signed into law, which includes the Troubled Asset Relief Program (“TARP”). The legislation was in response to the financial crises affecting the banking system and financial markets. The TARP gave the United States Department of the Treasury (the “Treasury”) authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in the capital markets. This was initially done by infusing billions of dollars into financial and insurance institutions as well as U.S. automakers. Since 2008, the U.S. Department of the Treasury has established several programs under the TARP, including the Financial Stability Program, to further stabilize the financial system, restore the flow of credit to consumers and businesses and tackle the foreclosure crisis to keep millions of Americans in their homes. Since this program began, many banks, large and small have accessed the program. However, due to constraints attendant to participation, many banks have repaid capital received from the government. The Bank did not participate in the TARP program, which is now closed to new entrants.

Temporary Liquidity Guarantee Program

On November 21, 2008, the FDIC adopted the Final Rule implementing the Temporary Liquidity Guarantee Program (“TLGP”) inaugurated October 14, 2008. The TLGP consists of two basic components: (1) the Debt Guarantee Program which guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies and (2) the Transaction Account Guarantee Program which guarantees certain non-interest bearing deposit transaction accounts, such as business payroll accounts, regardless of dollar amount. The purpose of the TLGP was to provide an initiative to counter the system-wide crisis in the nation’s financial sector by promoting financial stability by preserving confidence in the banking system and encouraging liquidity in order to ease lending to creditworthy businesses and consumers.

Patriot National Bank participated in the FDIC Transaction Account Guarantee Program which guaranteed full coverage on certain noninterest-bearing deposit transaction accounts, such as business accounts, until the expiration date of the program on December 31, 2010. Effective December 31, 2010 through December 31, 2012. The Board of Directors of the FDIC implemented a new final rule under section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides temporary unlimited coverage in addition to, and separate from, the coverage of at least $250,000 available to depositors of noninterest-bearing transaction accounts, under the FDIC’s general rules. The term “noninterest-bearing transaction account” includes a traditional checking account or demand deposit account on which the Bank pays no interest. It also includes Interest on Lawyer Trust Accounts (“IOLTAs”). It does not include other accounts, such as Traditional checking or demand deposit accounts that may earn interest, NOW accounts or money market deposit accounts. Bancorp did not participate in the Debt Guarantee portion of the TLGP.

Helping Families Save Their Homes Act of 2009

The Helping Families Save Their Homes Act of 2009 became effective May 20, 2009. This act was a step towards stabilizing and reforming the United States financial and housing markets by helping American homeowners and increasing the flow of credit. It expands the reach of the Making Home Affordable Program (a TARP initiative) with an emphasis on reducing foreclosures. The act also contains provisions to help restore and support the flow of credit by increasing the borrowing authority of the FDIC and the National Credit Union Administration as well as extending the temporary increase in deposit insurance. The increase in deposit insurance may provide additional confidence to depositors and allow depository institutions to better maintain this source of funding.

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

Recent Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010. The Act is a significant piece of legislation that has had a major impact on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies. Management is currently evaluating the impact of the Act; however, uncertainty remains as to its operational impact, which could have a material adverse impact on the Company’s business, results of operations and financial condition. Many of the provisions of the Act are aimed at financial institutions that are significantly larger than the Company and the Bank. Notwithstanding this, there are many other provisions that the Company and the Bank are subject to and will have to comply with, including any new rules applicable to the Company and the Bank promulgated by the Bureau of Consumer Financial Protection, a new regulatory body dedicated to consumer protection. As rules and regulations are promulgated by the agencies responsible for implementing and enforcing the Act, the Company and the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

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

In February 2009 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency. Under the terms of the Agreement, the Bank has appointed a Compliance Committee of outside directors and the Chief Executive Officer. The Committee must report quarterly to the Board of Directors and to the OCC on the Bank’s progress in complying with the Agreement. The Agreement requires the Bank to review, adopt and implement a number of policies and programs related to credit and operational issues. The Agreement further provides limitations on the acceptance of certain brokered deposits and the extension of credit to borrowers whose loans are criticized. The Bank may pay dividends during the term of the Agreement only with prior written permission from the OCC. The Agreement also requires that the Bank develop and implement a three-year capital plan. The Bank has taken or put into process many of the steps required by the Agreement, and does not anticipate that the restrictions included within the Agreement will impair its current business plan.

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

Available Information

Our website address is http://www.pnbdirectonline.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Form 10-K. Bancorp makes available free of charge on our website (under the links entitled “For Investors”, then “SEC filings” and then “Documents”), our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such reports with or furnish it to the SEC. Because Bancorp is an electronic filer, such reports are filed with the SEC and are also available on their website (http://www.sec.gov). The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information about the Public Reference Room can be obtained by calling 1-800-SEC-0330.

Employees

As of December 31, 2011, Bancorp had 132 full-time employees and 4 part-time employees. None of the employees of Bancorp is covered by a collective bargaining agreement.

Item 1A.	Risk Factors

The risks involved in Bancorp’s construction and commercial real estate loan portfolios are material.

Bancorp’s commercial real estate loan portfolio constitutes a material portion of the Bank’s assets and generally has more risk than residential mortgage loans. Commercial real estate loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers as compared to single-family residential loans.

Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayments of such loans can be affected by adverse conditions in the real estate market or local economy as have been experienced in Bancorp’s market area. The downturn in the real estate market within Bancorp’s market area has, and may continue to, adversely impact the value of properties securing these loans.

Real estate lending in Bancorp’s core Fairfield County, Connecticut market involves risks related to a decline in value of commercial and residential real estate.

The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. A significant portion of Bancorp’s total loan portfolio is secured by real estate located in Fairfield County, Connecticut and New York City, Long Island and Westchester County, New York, areas historically of high affluence that have been materially impacted by the financial troubles experienced by large financial service companies on Wall Street and other companies in recent years. Credit markets have become tight and underwriting standards more stringent, and the inability of purchasers of real estate to obtain financing will continue to impact the real estate market. Therefore, these loans may be subject to changes in grade, classification, accrual status, foreclosure, or loss which could have an effect on the adequacy of the allowance for loan losses.

Bancorp’s business is subject to various lending and other economic risks that could adversely impact Bancorp’s results of operations and financial condition.

Changes in economic conditions, particularly a continued economic slowdown in Fairfield County, Connecticut and the New York metropolitan area, could hurt Bancorp’s financial performance. A further deterioration in economic conditions, in particular an economic slowdown within Fairfield County, Connecticut and/or the New York metropolitan area, could result in the following consequences, any of which may hurt the business of Bancorp materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Bank’s products and services may decline; and assets and collateral associated with the Bank’s loans, especially real estate, may decline in value, thereby reducing a customer’s borrowing power. During the years 2007 through 2009, the general economic conditions and specific business conditions in the United States including Fairfield County, Connecticut deteriorated resulting in increases in loan delinquencies, problem assets and foreclosures and declines in the value and collateral associated with the Bank’s loans. During 2010 and 2011, the economic climate improved marginally resulting in decreases in the Bank’s non-performing assets. A prolonged period of economic recession or worsening of these adverse economic conditions may have a materially adverse effect on our results of operations and financial condition.

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

The previous adverse changes in economic and market conditions in the Bank’s market areas increase the risk that the allowance will become inadequate if borrowers continue to experience economic and other conditions adverse to their incomes and businesses. Maintaining the adequacy of the Bank’s allowance for loan losses may require that the Bank make significant and unanticipated increases in the provision for loan losses, which would materially affect the results of operations and capital adequacy. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control and these losses may exceed current estimates. The current economic environment is uncertain and may result in additional risk of loan losses.

Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and assess the adequacy of the allowance for loan losses. The regulatory agencies may require us to change classifications or grades on loans, increase the allowance for loan losses with additional provisions for loan losses and to recognize further loan charge-offs based upon their judgments, which may differ from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition. During 2009, the Bank significantly increased its allowance for loan losses based on management’s evaluation of the current economic crisis and its impact on the real estate market in the Bank’s market area. During 2010, the Bank’s allowance for loan losses remained comparatively constant based on management’s current assessment. During 2011, the Bank significantly reduced the amount of non-performing loans with the bulk sale of non-performing assets. While management believes that the allowance for loan losses is currently adequate to cover inherent losses, further loan deterioration could occur and therefore management cannot assure shareholders that there will not be a need to increase the allowance for loan losses or that the regulators will not require management to increase this allowance. Either of these occurrences could materially and adversely affect Bancorp’s earnings and profitability.

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

Bancorp is unable to predict fluctuations of market interest rates, which are affected by many factors including: inflation, recession, a rise in unemployment, a tightening money supply, domestic and international disorder and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce Bancorp’s profits. Bancorp realizes income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations. Like most financial institutions, Bancorp is affected by changes in interest rates, which are currently at record low levels, and by other economic factors beyond Bancorp’s control. Although Bancorp has implemented strategies which are designed to reduce the potential effects of changes in interest rates on operations, these strategies may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect Bancorp’s net interest spread, asset quality, levels of prepayments and cash flow as well as the market value of its securities portfolio and overall profitability.

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

Bancorp’s security portfolio is classified as available-for-sale, and is comprised primarily of debt and mortgage-backed securities, which are insured or guaranteed by U.S. government agencies, and corporate bonds. These securities are sensitive to interest rate fluctuations. Unrealized gains or losses in the available-for-sale portfolio for securities are reported as a separate component of shareholders’ equity. As a result, future interest rate fluctuations may impact shareholders’ equity, causing material fluctuations from quarter to quarter. The inability to hold its securities until maturity, or until payments are received on mortgage-backed securities, or until market conditions are favorable for a sale, could adversely affect Bancorp’s earnings and profitability.

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

Bancorp is a separate and distinct legal entity from the Bank, and all of the revenues Bancorp receives consist of dividends from the Bank. These dividends are the primary funding source for the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. If the Bank is unable to pay dividends to Bancorp, we may not be able to pay our obligations. The inability to receive dividends from the Bank could therefore have a material adverse effect on our business, our financial condition, and our results of operations, as well as our ability to maintain or increase the current level of cash dividends paid to our shareholders. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. The deferral in the fourth quarter of 2011 represented the eleventh consecutive quarter of deferral. The Company continues to accrue and charge interest to operations. The Company may only defer the payment of interest for 20 consecutive quarters, until March 2014, and all accrued interest must be paid prior to or at completion of the deferral period.

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

Furthermore, given recent and ongoing market and economic conditions, the market price of our common stock may be subject to further significant market fluctuations. The effects of the recession that began in the second half of 2007 has continued to have an adverse impact on real estate values; in addition, foreclosure filings are increasing and unemployment remains atypically high. These factors have negatively affected the credit performance of mortgage and other loans, and resulted in significant write-downs of asset values by financial institutions. The resulting economic pressure on property owners and other borrowers, and the lack of confidence in the financial markets in general, has adversely affected, and may continue to adversely affect, our business and results of operations.

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

Market developments have significantly impacted the insurance fund of the FDIC. As a result, we may be required to pay higher premiums or additional special assessments or taxes that could adversely affect our earnings. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional banks or financial institution failures, we may be required to pay even higher FDIC premiums than are currently assessed. These increases and any future increases or required prepayments in FDIC insurance premiums or taxes may materially adversely affect our results of operations.

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

Legislation proposing significant structural reforms to the financial services industry considered in the U.S. Congress has, among other things, created the Consumer Financial Protection Bureau, which gives broad authority to regulate financial service providers and financial products. In addition, the Federal Reserve Bank has passed guidance on incentive compensation at the banking organizations it regulates and the United States Department of the Treasury and the federal banking regulators have issued statements calling for higher capital and liquidity requirements for banking organizations. Complying with any new legislative or regulatory requirements, and any programs established there under by federal and state governments to address the current economic crisis, could have an adverse impact on our results of operations and our ability to fill positions with the most qualified candidates available.

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

Patriot National Bancorp Inc.’s corporate headquarters and main branch banking office is located at 900 Bedford Street in Stamford, Connecticut. The building is leased by the Bank, as are its fifteen other branch banking offices, one loan origination office and additional administrative and operational office space. The Bank also leases space at its main office for additional parking. Lease commencement dates for office locations range from April 2003 to July 2011 and lease expiration dates fall between August 2012 and July 2017. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods.

The Bank has sublet and licensed excess space in one of its locations to an attorney and an independent company. See also “Item 12. Certain Relationships and Related Transactions.” For additional information regarding the Bank’s lease obligations, see Note 9 to the Consolidated Financial Statements.

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

Market Information

Bancorp Common Stock is traded on the NASDAQ Global Market under the Symbol “PNBK.” On December 31, 2011, the last sale price for Bancorp Common Stock on the NASDAQ Global Market was $1.75.

The following table sets forth the high and low sales price and dividends per share of Bancorp Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Global Market.

	2011			2010
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$2.55	$2.01	$—	$2.15	$1.41	$—
June 30	2.34	1.91	—	3.00	1.50	—
September 30	2.19	1.80	—	2.45	1.56	—
December 31	2.00	1.62	—	2.40	1.85	—

Holders

There were approximately 581 shareholders of record of Bancorp Common Stock as of December 31, 2011. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

Dividends

Bancorp’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to Bancorp. Pursuant to the February 9, 2009 Agreement between the Bank and the Office of the Comptroller of the Currency, the Bank can pay dividends to Bancorp only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to Bancorp in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of December 31, 2011, the Bank had no retained earnings available for distribution to Bancorp as dividends. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements. The Federal Reserve Bank has imposed further dividend restrictions on Bancorp.

Recent Sales of Unregistered Securities

During the fourth quarter of 2011, Bancorp did not have any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, Bancorp did not have any securities authorized for issuance under equity compensation plans. In December 2011, the Board of Directors approved the Company’s 2012 Stock Plan, authorizing 3,000,000 shares to be issued. No awards were granted in 2011.

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

			Total Return
	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
PNBK	100	60.4	25.9	5.9	7.9	6.6
.BANK	100	77.9	59.3	48.3	54.1	47.3
.SPX	100	103.5	63.7	78.6	88.7	88.7

Item 6.	Selected Financial Data

	At or for the year ended December 31,
	2011	2010	2009	2008	2007
Operating Data:

Interest and dividend income	$28,332,309	$35,608,891	$42,968,080	$55,750,246	$51,862,157
Interest expense	8,510,443	13,474,543	24,359,828	28,539,067	27,767,310
Net interest income	19,821,866	22,134,348	18,608,252	27,211,179	24,094,847
Provision for loan losses	7,464,427	7,714,000	13,089,000	11,289,772	75,000
Non-interest income (loss)	3,411,477	2,354,240	2,946,480	(149,108)	2,233,915
Non-interest expense	31,228,402	31,948,533	30,131,588	25,947,905	22,038,836
Provision (benefit) for income taxes	—	225,000	2,213,750	(3,064,000)	1,537,000
Net (loss) income	(15,459,486)	(15,398,945)	(23,879,606)	(7,111,606)	2,677,926

Per Share Data:

Basic (loss) income per share	(0.40)	(1.30)	(5.02)	(1.50)	0.56
Diluted (loss) income per share	(0.40)	(1.30)	(5.02)	(1.50)	0.56
Dividends per share	—	—	—	0.180	0.180

Balance Sheet Data:

Cash and due from banks	54,715,809	136,324,258	97,535,593	4,286,233	2,760,246
Federal funds sold	—	10,000,000	10,000,000	20,000,000	11,000,000
Short-term investments	709,567	453,400	263,839	316,518	251,668
Investment securities	76,185,272	49,765,000	55,177,931	58,401,177	71,857,840
Loans, net	501,227,297	534,531,213	645,205,943	788,568,687	685,885,990
Total assets	665,816,278	784,324,854	866,416,921	913,358,978	807,530,254
Total deposits	544,909,393	646,808,829	761,334,292	784,821,351	672,399,409
Total borrowings	65,248,000	65,248,000	65,248,000	65,248,000	62,748,000
Total shareholders’ equity	50,549,660	67,172,188	35,861,310	58,774,144	66,835,367

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies

Bancorp’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in this 2011 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the analysis and valuation of its investment securities, and the valuation of deferred tax assets, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are considered impaired. For such impaired loans, an allowance is established when the discounted cash flows (or collateral value if the loan is collateral dependent or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data. In addition, a risk rating system is utilized to evaluate the general component of the allowance for loan losses. Under this system, management assigns risk ratings between one and nine. Risk ratings are assigned based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the Loan Committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and the Loan Committee.

The Company provides for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles. The allowance for loan losses consists primarily of the following two components:

(1)	Allowances are established for impaired loans (generally defined by the Company as non-accrual loans). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value, less estimated costs to sell, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below.

(2)	General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and internal risk ratings. Management applies an estimated loss rate to each loan group. The loss rates applied are based on the Company’s cumulative prior three year loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be more or less than the allowance for loan losses management has established, which could have an effect on the Company’s financial results.

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

In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by the Company’s Board of Directors. For loans in excess of $2.5 million, the appraisal is subject to review by an independent third party hired by the Company. Management reviews and inspects properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired and if a construction loan, within 120 days prior to the scheduled maturity date. These appraisals may be more limited than those prepared for the underwriting of a new loan. All appraisals are also reviewed by qualified parties independent from the firm preparing the appraisals.

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

The Company’s fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three categories within the hierarchy are as follows:

•	Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•	Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Management has made the determination that none of the Bank’s investment securities are other-than-temporarily impaired at December 31, 2011, and no impairment charges were recorded during the year ended December 31, 2011.

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

The periods subject to examination for the Company’s Federal returns are the tax years 2006 through 2011. The periods subject to examination for the Company’s significant state return, which is Connecticut, are the tax years 2008 through 2011. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

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

Patriot National Bank participated in the FDIC Transaction Account Guarantee Program which guaranteed full coverage on certain noninterest-bearing deposit transaction accounts, such as business accounts, until the expiration date of the program on December 31, 2010. Effective December 31, 2010 through December 31, 2012. The Board of Directors of the FDIC implemented a new final rule under section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides temporary unlimited coverage in addition to, and separate from, the coverage of at least $250,000 available to depositors of noninterest-bearing transaction accounts, under the FDIC’s general rules. The term “noninterest-bearing transaction account” includes a traditional checking account or demand deposit account on which the Bank pays no interest. It also includes Interest on Lawyer Trust Accounts (“IOLTAs”). It does not include other accounts, such as traditional checking or demand deposit accounts that may earn interest, NOW accounts or money market deposit accounts. The Company did not participate in the Debt Guarantee portion of the TLGP.

Summary

In a year of continued economic uncertainty, Bancorp reported a net loss of $15.5 million ($0.40 loss per share) for 2011 compared to a net loss of $15.4 million ($1.30 loss per share) for 2010. This is primarily the result of a $6.0 million adjustment to the provision for loan losses due to the bulk sale of $66.8 million of non-performing assets in the first quarter, and $3.0 million of restructuring charges and asset disposals recorded in the second quarter. Total assets ended the year at $665.8 million, which represents a decrease of $118.5 million from 2010. Management strategically planned for a reduction in assets in 2011, as part of the Company’s turnaround plan, to reduce exposures in certain loan concentrations and to maintain regulatory capital ratios.

Net interest income for the year ended December 31, 2011 decreased $2.3 million, or 10%, to $19.8 million as compared to $22.1 million for the year ended December 31, 2010. This is the result of a reduced level of average earning assets and the lower interest rate environment.

Total assets decreased 15% during the year as the loan portfolio decreased $33.3 million from $534.5 million at December 31, 2010 to $501.2 million at December 31, 2011. The available-for-sale securities portfolio increased $25.9 million, or 64%, to $66.5 million at December 31, 2011 as compared to $40.6 million at December 31, 2010. Total deposits decreased $101.9 million from $646.8 million at December 31, 2010 to $544.9 million at December 31, 2011. This is reflective of management’s pricing strategy to lower the cost of funds and reduce the reliance on higher cost funding products. FHLB advances are unchanged from December 31, 2010. Shareholders’ equity decreased $16.7 million from $67.2 million at December 31, 2010 as compared to $50.5 million at December 31, 2011. This is the result of the net loss of $15.5 million and the $1.2 million reduction of accumulated other comprehensive income.

FINANCIAL CONDITION

Assets

Bancorp’s total assets decreased $118.5 million, or 15%, from $784.3 million at December 31, 2010 to $665.8 million at December 31, 2011 as the Bank reduced its concentration in high risk loan products as construction loans and commercial real estate loans were reduced by $51.6 million and $13.2 million respectively. Cash and due from banks decreased $81.6 million compared to December 31, 2010. This decrease is primarily a result of a decrease in high cost deposits. The decrease in cash was used to fund new loan growth and the purchases of available for sale securities.

Investments

The following table is a summary of Bancorp’s investment portfolio at fair value at December 31 for the years shown.

	2011	2010	2009
U. S. Government Agency bonds	$5,037,085	$—	$5,108,500
U. S. Government Agency mortgage-backed securities	50,049,429	37,471,878	40,503,458
Corporate bonds	11,383,458	—	—
Auction Rate preferred equity securities	—	3,092,822	3,218,023
Federal Reserve Bank stock	1,707,000	1,192,000	1,839,650
Federal Home Loan Bank stock	4,508,300	4,508,300	4,508,300
Other investments	3,500,000	3,500,000	—

Total Investments	$76,185,272	$49,765,000	$55,177,931

Total investments increased $26.4 million, or 53%, primarily due to purchases of $53.2 million of government agency mortgage-backed securities and bonds, corporate bonds of $12.3 million and Federal Reserve Bank stock of $1.2 million. These were partially offset with proceeds from sales of government agency mortgage-backed securities of $23.8 million, $2.5 million in Auction Rate preferred equity securities, and $700,000 from the sale of Federal Reserve Bank stock. In addition, there were principal payments of $12.0 million on the government agency mortgage-backed securities.

The following table presents the maturity distribution of available-for-sale investment securities at December 31, 2011 and the weighted average yield of the amortized cost of such securities. The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. As mortgage-backed securities are not due at a single maturity date, they are included in the “No maturity” category in the following maturity summary.

		Over one	Over five				Weighted
	One year	through	through	Over ten			Average
	or less	five years	ten years	years	No maturity	Total	Yield
U. S. Government Agency obligations	$—	$—	$5,000,000	$—	$—	$5,000,000	3.05%
U. S. Government Agency mortgage-backed securities	—	—	—	—	49,004,232	49,004,232	3.15%
Corporate bonds	—	3,249,064	9,000,000	—	—	12,249,064	4.32%

Total	$—	$3,249,064	$14,000,000	$—	$49,004,232	$66,253,296	3.36%

Weighted average yield	—	3.05%	4.16%	—	3.15%	3.36%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2011:

	Amortized Cost	Fair Value
Available for sale securities:

U. S. Government Agency mortgage-backed securities and obligations	$54,004,232	$55,086,514

Loans

The following table is a summary of Bancorp’s loan portfolio at December 31 for each of the years shown:

	2011	2010	2009	2008	2007
Real Estate
Commercial	$215,659,837	$228,842,489	$230,225,306	$262,570,339	$233,121,685
Residential	188,108,855	187,058,318	195,571,225	170,449,780	110,154,838
Construction	12,306,922	63,889,083	154,457,082	257,117,081	254,296,326
Construction to permanent	10,012,022	10,331,043	15,989,976	35,625,992	37,701,509
Commercial	31,810,735	14,573,790	19,298,505	33,860,527	27,494,531
Consumer home equity	49,694,546	42,884,962	44,309,265	45,022,128	29,154,498
Consumer and overdrafts	2,164,972	1,932,763	1,155,059	993,707	1,270,360

Total loans	509,757,889	549,512,448	661,006,418	805,639,554	693,193,747
Premiums on purchased loans	231,125	242,426	131,993	158,072	195,805
Net deferred costs (fees)	622,955	150,440	(138,350)	(981,869)	(1,830,942)
Allowance for loan losses	(9,384,672)	(15,374,101)	(15,794,118)	(16,247,070)	(5,672,620)

Loans, net	$501,227,297	$534,531,213	$645,205,943	$788,568,687	$685,885,990

Bancorp’s net loan portfolio decreased $33.3 million, or 6%, to $501.2 million at December 31, 2011 from $534.5 million at December 31, 2010. The decline in the loan portfolio was primarily a result of a bulk sale of non-performing assets and loan payoffs, including some that were impaired and on non-accrual status. Significant decreases in the portfolio include a $51.6 million decrease in construction loans, a $13.2 million decrease in commercial real estate loans, and a $319,000 decrease in construction to permanent loans. These were partially offset with a $17.2 million increase in commercial loans, a $6.8 million increase in consumer home equity loans and $1.1 million increase in residential real estate loans because of refinances due to a lower rate environment. The net decrease in the portfolio also reflects net charge-offs of $7.4 million of which $3.4 million were related to the loans which had specific reserves in the bulk sale. The decline in the loan portfolio in 2011 reflects management’s strategic decision to reduce its concentration in speculative construction loans. Bancorp has continued its moratorium on originating new speculative construction loans.

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

At December 31, 2011, the net loan to deposit ratio was 92% and the net loan to asset ratio was 75%. At December 31, 2010, the net loan to deposit ratio was 83%, and the net loan to asset ratio was 68%.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities of loans in Bancorp’s portfolio at December 31, 2011, by type of loan:

		Due after
	Due in	one year
	one year	through	Due after
(thousands of dollars)	or less	five years	five years	Total
Commercial real estate	$29,980	$42,317	$143,363	$215,660
Residential real estate	4,092	—	184,017	188,109
Construction loans	9,171	3,136	—	12,307
Construction to permanent loans	—	—	10,012	10,012
Commercial loans	7,137	18,757	5,916	31,810
Consumer home equity	995	77	48,623	49,695
Consumer and overdrafts	1,723	442	—	2,165

Total	$53,098	$64,729	$391,931	$509,758

Fixed rate loans	$18,747	$32,864	$13,174	$64,785
Variable rate loans	34,351	31,865	378,757	444,973

Total	$53,098	$64,729	$391,931	$509,758

Loan Concentrations

The Bank has no concentrations of loans other than those disclosed in the above summary loan portfolio table. Commercial real estate plus construction represents 46.7% of total loans, down from 55.2% at December 31, 2010.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses decreased $6.0 million from December 31, 2010 to December 31, 2011 primarily due to net charge-offs of $7.4 million, of which $3.4 million were related to specific reserves on loans in the bulk sale.

Based on the significant reduction in the loan portfolio and management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the year ended December 31, 2011 of $7.5 million, of which $6.0 million related to loans transferred to held-for-sale in connection with bulk loan sale, represents a decrease of $250,000 when compared to the provision of $7.7 million for the year ended December 31, 2010.

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

Analysis of Allowance for Loan Losses

	2011	2010	2009	2008	2007
	(thousands of dollars)
Balance at beginning of period	$15,374	$15,794	$16,247	$5,673	$5,630

Charge-offs:
Commercial real estate	(2,941)	(2,560)	(2,380)	(708)	(32)
Residential real estate	(1,458)	(600)	(356)	—	—
Construction	(3,305)	(4,726)	(9,097)	—	—
Commercial	(375)	(396)	(468)	—	—
Consumer home equity	(150)	(46)	(1,378)	—	—
Consumer	(24)	(42)	(51)	(8)	—

Total charge-offs	(8,253)	(8,370)	(13,730)	(716)	(32)
Recoveries	854	236	188	1	—

Net charge-offs	(7,399)	(8,134)	(13,542)	(715)	(32)

Additions charged to operations	7,464	7,714	13,089	11,289	75
Transferred to held-for-sale	(6,054)	—	—

Balance at end of period	$9,385	$15,374	$15,794	$16,247	$5,673

Ratio of net charge-offs during the period to average loans outstanding during the period	1.52%	1.32%	1.81%	0.09%	0.00%

Ratio of ALLL / Gross Loans	1.84%	2.80%	2.39%	2.02%	0.82%

Allocation of the Allowance for Loan Losses

							Percent of loans in each
Balance at end of each		Amounts (thousands of dollars)					category to total loans
period applicable to:	2011	2010	2009	2008	2007	2011	2010	2009	2008	2007
Real Estate:
Commercial	$4,019	$7,633	$5,752	$4,843	$1,963	42.31%	41.64%	34.83%	32.59%	33.63%
Residential	2,551	2,364	1,575	1,417	296	36.90%	34.04%	29.59%	21.16%	15.89%
Construction	867	3,478	6,557	8,654	2,644	2.41%	11.63%	23.37%	31.91%	36.68%
Construction to permanent	547	492	93	264	391	1.96%	1.88%	2.42%	4.42%	5.44%
Commercial	882	441	521	471	271	6.24%	2.65%	2.92%	4.20%	3.97%
Consumer installment	55	80	47	28	30	0.42%	0.35%	0.17%	0.12%	0.18%
Consumer home equity	404	498	703	336	77	9.76%	7.81%	6.70%	5.59%	4.21%
Unallocated	60	388	546	234	1	N/A	N/A	N/A	N/A	N/A

Total	$9,385	$15,374	$15,794	$16,247	$5,673	100.00%	100.00%	100.00%	100.00%	100.00%

Non-Accrual, Past Due and Restructured Loans

The following table is a summary of non-accrual and past due loans at the end of each of the last five years.

	2011	2010	2009	2008	2007
	(thousands of dollars)
Loans delinquent over 90 days still accruing	$9,461	$3,374	$3,571	$337	$112
Non-accrual loans	20,683	89,150	113,537	80,156	3,832

	$30,144	$92,524	$117,108	$80,493	$3,944

% of Total Loans	5.91%	16.83%	17.72%	10.21%	0.57%
% of Total Assets	4.53%	11.80%	13.52%	8.81%	0.49%

Additional income on non-accrual loans if recognized on an accrual basis	$2,275	$6,618	$5,312	$2,854	$168

Included in non-accruing loans were loans of $7.7 million and $31.5 million as of December 31, 2011 and 2010, respectively that were current within 30 days as to payments. Loans past due ninety days or more, and still accruing interest were $9.5 million and $3.4 million at December 31, 2011, and December 31, 2010 respectively. Ten of these loans totaling $4.9 million were current as to loan payments, but past the loan’s maturity dates. Three loans totaling $4.6 million were over 30 days but under 60 days past due as to payments.

During 2011, 2010 and 2009, interest income collected and recognized on impaired loans was $464,785, $1,806,759 and $424,745, respectively.

At December 31, 2011, there were 12 loans totaling $25.5 million that were considered troubled debt restructurings, as compared to 19 loans totaling $38.0 million that were considered troubled debt restructurings at December 31, 2010, all of which are considered impaired loans. Loan modifications, which resulted in these loans being considered troubled debt restructurings, are primarily in the form of rate concessions or term extensions. There were no commitments to advance additional funds under modified terms for these loans.

The Company’s most recent impairment analysis resulted in identification of $36.8 million of impaired loans, for which specific reserves of $1.3 million were required at December 31, 2011, compared to $100.7 million of impaired loans at December 31, 2010, for which specific reserves of $6.0 million were required. The $36.8 million of impaired loans at December 31, 2011 is comprised of exposure to 31 borrowers, compared to the $100.7 million of impaired loans at December 31, 2010 which was comprised of exposure to 44 borrowers. In all cases, the Bank has obtained current appraisal reports from independent licensed appraisal firms and reduced those values for estimated selling expenses to determine estimated impairment.

The non-performing loans decreased from $89.2 million at December 31, 2010 to $20.7 million at December 31, 2011. The primary reason for the 77% decline was the bulk loan sale of 21 non-performing loans with an aggregate net book value of $52.4 million (net of specific reserves). Additionally, the riskiest portion of the non-accruing loans was charged-off in conjunction with our monthly impairment analysis. The non-performing loans peaked at $137.9 million at September 30, 2009 and have been steadily declining since. The focus of the Bank’s attention continues to be on the workout effort.

Loans delinquent over 90 days and still accruing aggregating $9.5 million are comprised of 13 loans which matured and are in the process of being renewed or awaiting payoff. Ten of these loans totaling $4.9 million were current as to loan payments, but past the loan’s maturity dates. Three loans totaling $4.6 million were over 30 days but under 60 days past due as to payments.

All potential problem loans are reviewed by a board-level committee.

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $9.4 million, at December 31, 2011, which represents 1.84% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio. At December 31, 2010, the allowance for loan losses was $15.4 million, or 2.80%, of gross loans outstanding. The loan portfolio was reduced by $39.8 million, or 7.23%.

Other Real Estate Owned

The following table is a summary of Bancorp’s other real estate owned as of December 31, 2011 and 2010.

	December 31,	December 31,
	2011	2010
Residential construction	$1,140,560	$15,774,187
Commercial	1,622,080	—
Land	—	634,600

Other real estate owned	$2,762,640	$16,408,787

The balance of other real estate owned at December 31, 2011 and 2010 was comprised of three and seven properties, respectively, all of which were obtained through loan foreclosure proceedings. During the year ended December 31, 2011, the Bank sold eight properties with an aggregate carrying value of $19.4 million; four of which were included in the March 2011 bulk sale of non-performing assets with an aggregate carrying value of $14.4 million. In addition, the Bank purchased the remaining interest in one property and acquired four other properties during 2011.

Deferred Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of Bancorp at December 31, 2011. The deferred tax position has been affected by several significant transactions in the past several years. These transactions include the change in ownership, in addition to, the increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, the Company is in a cumulative net loss position at December 31, 2011, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and accordingly has established a full valuation allowance totaling $14.4 million against its deferred tax asset at December 31, 2011. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits

The following table is a summary of Bancorp’s deposits at December 31 for each of the years shown:

	2011	2010	2009
Non-interest bearing	$65,613,374	$51,058,373	$49,755,521

Interest bearing
Certificates of deposit, less than $100,000	198,207,998	251,296,558	305,719,484
Certificates of deposit, $100,000 or more	144,405,859	175,431,252	202,493,307
Money markets	52,889,642	92,683,478	112,017,987
Savings	59,396,310	57,041,943	69,766,296
NOW	24,396,210	19,297,225	21,581,697

Total interest bearing	479,296,019	595,750,456	711,578,771

Total deposits	$544,909,393	$646,808,829	$761,334,292

Total deposits decreased $101.9 million, or 16%, to $544.9 million at December 31, 2011. Interest bearing deposits decreased $116.5 million, or 20%, to $479.3 million while non-interest bearing deposits increased $14.6 million, or 29%, to $65.6 million at December 31, 2011.

Certificates of deposit decreased by $84.1 million, which represents a decrease of 20% when compared to last year. Certificates of deposit less than $100,000 and certificates of deposit greater than $100,000 decreased by $53.1 million, or 21%, and $31.0 million, or 18%, respectively. This is a result of management intentionally allowing higher rate certificates of deposit to mature. Money market fund accounts decreased $39.8 million, or 43%. This is a result of the lower interest rates paid on these products in the current environment. Savings accounts increased $2.4 million, or 4%, as compared to last year and NOW accounts increased $5.1 million, or 26%. Demand deposits increased $14.6 million, or 29%, as the bank expanded its relationships with new and existing customers.

As of December 31, 2011, the Bank’s maturities of time deposits were:

	Less than	$100,000 or
	$100,000	greater	Totals
	(thousands of dollars)
Three months or less	$44,548	$28,342	$72,890
Four to six months	62,587	48,782	111,369
Seven months to one year	36,045	24,256	60,301
Over one year	55,028	43,026	98,054

Total	$198,208	$144,406	$342,614

Borrowings

Borrowings remain unchanged at $65.2 million at December 31, 2011 as compared to December 31, 2010. Borrowings are comprised of $50 million in Federal Home Loan Bank Advances, $8.2 million in junior subordinated debentures and $7 million in securities sold under repurchase agreements.

The Bank had no short-term borrowings from the Federal Home Loan Bank outstanding at December 31, 2011 and 2010. In addition, at December 31, 2011, the Bank has advances of $50.0 million from the Federal Home Loan Bank with maturities greater than one year.

Shareholders’ Equity

Shareholders’ equity decreased $16.7 million from $67.2 million at December 31, 2010 as compared to $50.5 million at December 31, 2011. This is the result of the net loss of $15.5 million and the $1.2 million reduction of accumulated other comprehensive income.

Other

The aggregate cash surrender value of the bank-owned life insurance at December 31, 2011 increased $636,000 to $20,984,604 due to income earned of $636,000 for the year.

The decrease in accrued interest receivable is due to lower outstanding balances in loans at year end.

Premises and equipment decreased $1.2 million from $5.3 million at December 31, 2010 to $4.1 million at December 31, 2011. This is due to the asset disposals of $570,000 related to four branch closings, in addition to the amortization associated with leasehold improvements, furniture and fixtures, and equipment.

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

Distribution of Assets, Liabilities and Shareholder’s Equity

Interest Rates and Interest Differential and Rate Volume Variance Analysis (1)

(thousands of dollars)

	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx
	2011			2010			2009			2011 v s. 2010 Fluctuations			2010 v s. 2009 Fluctuations
		Interest			Interest			Interest		Interest Income/Expense (3)			Interest Income/Expense (3)
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average	Due to Change in:			Due to Change in:
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans (2)	$487,826	$25,958	5.32%	$617,403	$33,616	5.44%	$750,127	$41,121	5.48%	$(6,930)	$(728)	$(7,658)	$(7,208)	$(297)	$(7,505)
Federal funds sold and other cash equivalents	62,519	144	0.23%	81,400	202	0.25%	104,668	218	0.21%	(43)	(15)	(58)	(44)	28	(16)
Investments (4)	80,121	2,230	2.78%	62,223	1,791	2.88%	44,070	1,629	3.70%	503	(64)	439	575	(413)	162

Total interest earning assets	$630,466	$28,332	4.49%	$761,026	$35,609	4.68%	$898,865	$42,968	4.78%	(6,470)	(807)	(7,277)	(6,677)	(682)	(7,359)

Cash and due from banks	19,695			20,964			22,639
Allowance for loan losses	(12,386)			(15,579)			(16,689)
Other assets	37,572			49,413			43,447

Total Assets	$675,347			$815,824			$948,262

Interest bearing liabilities:
Time certificates	$343,625	$5,947	1.73%	$465,182	$9,723	2.09%	$592,724	$18,828	3.18%	$(2,276)	$(1,500)	$(3,776)	$(3,511)	$(5,594)	$(9,105)
Savings accounts	56,391	235	0.42%	59,270	489	0.83%	59,103	1,120	1.89%	(23)	(231)	(254)	3	(634)	(631)
Money market accounts	67,815	89	0.13%	109,302	892	0.82%	106,091	1,917	1.81%	(250)	(553)	(803)	56	(1,081)	(1,025)
NOW accounts	23,086	12	0.05%	21,618	75	0.35%	21,582	156	0.72%	5	(68)	(63)	—	(81)	(81)
FHLB advances	50,000	1,632	3.26%	50,000	1,699	3.40%	50,003	1,699	3.40%	—	(67)	(67)	—	—	—
Subordinated debt	8,248	286	3.47%	8,248	288	3.49%	8,248	331	4.01%	—	(2)	(2)	—	(43)	(43)
Other borrowings	7,000	309	4.41%	7,000	309	4.41%	7,000	309	4.41%	—	—	—	—	—	—

Total interest bearing liabilities	$556,165	$8,510	1.53%	$720,620	$13,475	1.87%	$844,751	$24,360	2.88%	(2,544)	(2,421)	(4,965)	(3,452)	(7,433)	(10,885)

Demand deposits	57,548			49,572			47,810
Accrued expenses and other liabilities	5,705			4,984			3,810
Shareholder’s equity	55,929			40,648			51,891

Total liabilities and equity	$675,347			$815,824			$948,262

Net interest income		$19,822			$22,134			$18,608		$(3,926)	$1,614	$(2,312)	$(3,225)	$6,751	$3,526

Interest margin			3.14%			2.91%			2.07%

Interest spread			2.96%			2.81%			1.90%

(1)

The rate volume analysis reflects the changes in net interest income arising from changes in interest rates and from asset and liability volume, including mix . The change in interest attributable to volume includes changes in interest attributable to mix .

(2)	Includes non-accruing loans
(3)	Favorable/(unfavorable) fluctuations.
(4)	Yields are calculated at historical cost and excludes the effects of unrealized gains or losses on available-for-sale securities.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years 2011 and 2010

For the year ended December 31, 2011, Bancorp recorded a loss of $15.5 million ($0.40 loss per share), compared to 2010 when Bancorp reported a net loss of $15.4 million ($1.30 loss per share).

Interest and dividend income decreased $7.3 million, or 20%, to $28.3 million in 2011 as compared to 2010 when interest and dividend income was $35.6 million. The decline in interest income on loans is primarily the result of a $129.6 million decrease in average loans outstanding during the year. Interest income on investments increased due to a rise in the average balance of investments outstanding, but was partially offset by a decline in the yield on the investment portfolio.

Interest expense decreased $5.0 million, or 37%, to $8.5 million in 2011 compared to $13.5 million in 2010. The decrease in interest expense is primarily a result of decreases in interest rates paid, in conjunction with a decrease in the average balance of interest bearing liabilities. The decrease in interest rates was driven primarily by management’s plan to reduce the reliance placed on higher rate certificates of deposit.

Noninterest income was $3.4 million in 2011 as compared to $2.4 million in 2010. The change is due largely to the gain on the sale of investment securities of $1.1 million recorded in 2011; there were no such sales in 2010.

Noninterest expense for 2011 totaled $31.2 million, which represents a decrease of $720,000, or 2%, less than the prior year. The decrease in noninterest expense is primarily a result of a $1.4 million decrease in costs relating to other real estate operations, and a $1.0 million decrease in regulatory assessments. In addition, there were decreases of $801,000 and $624,000 in salaries and benefits and occupancy and equipment expenses. These were partially offset by $3.0 million in restructuring charges and asset disposals related to the reduction in force and branch closings.

The following are measurements relating to Bancorp’s earnings:

	2011	2010	2009
Loss on average assets	(2.29%)	(1.89%)	(2.52%)
Loss on average equity	(27.64%)	(37.88%)	(46.02%)
Dividend payout ratio	N / A	N / A	N / A
Average equity to average assets	8.28%	4.98%	5.47%
Loss per share	$(0.40)	$(1.30)	$(5.02)

Interest income and expense

Bancorp’s net interest income decreased $2.3 million, or 10%, to $19.8 million in 2011 from $22.1 million in 2010. Bancorp’s interest income decreased by $7.3 million, or 20%, from $35.6 million in 2010 to $28.3 million in 2011 due to a decrease in average earning assets of $130.6 million, or 17%. Average loans outstanding decreased $129.6 million, or 21%. The income on investments increased $439,000 due to the rise in the average balance of investments outstanding, but was partially offset by lower yields during 2011. This resulted in an increase in interest income of approximately $503,000 due to volume, and a decrease of $64,000 related to the change in interest rates. The average balances of federal funds sold and short-term investments decreased $18.9 million to $62.5 million for 2011 as compared to $81.4 million for 2010 due to a reduction in excess liquidity on the balance sheet.

Total average interest bearing liabilities decreased by $164.5 million, or 23%. Average balances of certificates of deposit decreased $121.6 million, or 26%. The decrease in certificates of deposit accounts is attributable to customers refraining from locking into long-term rates in the current lower rate environment and lower offered rates on new certificates of deposit. Average money market accounts decreased $41.5 million, or 38%. Average balances in savings accounts decreased approximately $2.9 million. Total interest expense decreased $5.0 million, or 37%, from $13.5 million in 2010 to $8.5 million in 2011. Interest expense on certificates of deposit decreased $3.8 million and the cost of funds for this portfolio decreased from 2.09% in 2010 to 1.73% in 2011. This is primarily the result of the maturity of higher rate certificates of deposit due to lower interest rates being paid on current renewals. The average balances outstanding of FHLB advances remained unchanged from 2010, resulting in interest expense of $1.6 million, which is $67,000 less than 2010. The cost of funds for these advances decreased from 3.40% in 2010 to 3.26% in 2011 due to the restructuring that took place in the fourth quarter. The decrease in the index to which the junior subordinated debt interest rate is tied resulted in a decline in interest expense of approximately $2,000, or less than 1%.

Management regularly reviews loan and deposit rates and attempts to price Bancorp’s products competitively. Bancorp tracks its mix of asset/liability maturities and strives to maintain a reasonable match. Performance ratios are reviewed monthly by management and the Board and are used to set strategies.

Provision for loan losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations for the year ended December 31, 2011 of $7.5 million, of which $6.0 million related to loans transferred to held-for-sale in connection with bulk loan sale, represents a decrease of $250,000 when compared to the provision of $7.7 million for the year ended December 31, 2010.

The decreased provision for the current year was based on the lower level of non-accrual and past due loans, and management’s assessment of the impact that changes in the national, regional and local economic and business conditions have had on the Bank’s loan portfolio. Additionally, the total loan portfolio has decreased by 6.2% in 2011. There continues to be major displacement in the national and global credit markets. The secondary mortgage market continues to be impacted by economic events. These macro issues have impacted local real estate markets. It appears the local real estate prices have stabilized and market activity has increased. The Bank continues to maintain conservative underwriting standards including low loan to value ratio guidelines.

An analysis of the changes in the allowance for loan losses is presented under the discussion entitled “Allowance for Loan Losses.”

Non-interest income

Non-interest income increased by $1.1 million from $2.4 million in 2010 to $3.4 million in 2011. The increase is primarily due to the gain on the sale of investment securities of approximately $1.1 million recorded in 2011; there were no such sales in 2010. There was also higher revenue from the Bank-owned life insurance of $89,000 and a gain recognized on sale of loan of $80,000. These were partially offset by a reduction in activity based deposit fees and service charges of $210,000, a decrease in loan originations and processing fees of $77,000, and a decrease in mortgage brokerage referral fee income of $32,000.

Non-interest expense

Non-interest expense decreased $720,000, or 2%, from $31.9 million in 2010 to $31.2 million in 2011. Other real estate operations expenses decreased $1.4 million to $878,000 for the year ended December 31, 2011 from $2.3 million for the year ended December 31, 2010. This decrease is largely due to the sale of eight OREO properties for $19.6 million; four of which were included in the March 2011 bulk sale of non-performing assets with an aggregate carrying value of $14.4 million. This resulted in net gains on the sale of OREO properties of $194,000. Net carrying costs were $906,000 and there was one write-down of $166,000 during 2011. Regulatory assessments decreased $1.0 million from $3.0 million for the year ended December 31, 2010 to $2.0 million for the year ended December 31, 2011, due to a lower assessment base. Salaries and benefits decreased $801,000, or 6%, in 2011 compared to 2010, and occupancy and equipment expenses decreased $624,000, or 11%, from $5.6 million in 2010 to $4.8 million in 2011. This primarily reflects lower salaries, lease and depreciation expense as a result of the $3.0 million in restructuring and asset disposal charges related to the reduction in force and branch closings.

Income Taxes

During the year ended December 31, 2011, Bancorp established a full valuation allowance against the net deferred tax asset, which resulted in a $4.1 million decrease from prior year to the valuation allowance to $14.4 million. The possibility of further loan losses and higher cost levels associated with carrying nonperforming assets, coupled with Bancorp’s losses beginning in the third quarter of 2008, creates sufficient uncertainty regarding the Company’s ability to realize these deferred tax assets. In future periods, if it becomes more likely that these assets can be utilized, Bancorp may reverse some or all of the valuation allowance. Evidence to substantiate reversing the allowance would include sustained profitability.

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

The following are measurements relating to Bancorp’s earnings:

	2010	2009	2008
(Loss) return on average assets	(1.89%)	(2.52%)	(0.81%)
(Loss) return on average equity	(37.88%)	(46.02%)	(10.62%)
Dividend payout ratio	N / A	N / A	N / A
Average equity to average assets	4.98%	5.47%	7.59%
Basic and diluted (loss) income per share	$(1.30)	$(5.02)	$(1.50)

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

Non-interest expense

Non-interest expense increased $1.8 million, or 6%, from $30.1 million in 2009 to $31.9 million in 2010. Salaries and benefits increased $1.3 million, or 11%, in 2010 compared to 2009, due primarily to an increase in headcount resulting from offering permanent positions to contract employees and a growth in employee benefit costs. Occupancy and equipment expenses decreased $103,000, or 2%, from $5.7 million in 2009 to $5.6 million in 2010. For the year ended December 31, 2010, data processing increased $83,000, or 6%, to $1.5 million from $1.4 million for the year ended December 31, 2009. Regulatory assessments decreased $209,000 from $3.2 million for the year ended December 31, 2009 to $3.0 million for the year ended December 31, 2010. Most of this decrease is due to a special FDIC assessment fee of $453,500 that was paid in the second quarter of 2009. Professional and other outside services decreased $954,000 from $4.0 million for the year ended December 31, 2009 to $3.1 million for the year ended December 31, 2010. This is due primarily to decreases in internal and external audit fees of $194,000, legal fees of $388,000 and consulting fees of $513,000, as they pertain to the level of non-performing assets, regulatory matters and capital raising efforts. Other real estate operations expenses increased $1.5 million to $2.3 million for the year ended December 31, 2010 from $794,000 for the year ended December 31, 2009. This increase is largely due to six write-downs on five OREO properties of $1.1 million, net losses on the sale of seven OREO properties of $164,000 and carrying costs on the OREO properties of $245,000.

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

LIQUIDITY

Bancorp’s liquidity position was 18% and 24% at December 31, 2011 and 2010, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover increases in its loan portfolio and downward fluctuations in deposit accounts. Management believes Bancorp’s short-term assets provide sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

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

At December 31, 2011, cash and cash equivalents and securities classified as available-for-sale were $55.4 million and $66.5 million, respectively. In addition to Federal Home Loan Bank advances outstanding at December 31, 2011, the Bank had the ability to borrow an additional $76.0 million from the Federal Home Loan Bank of Boston, which included a $2.0 million overnight line of credit. At December 31, 2011 the Bank had $50.0 million in Federal Home Loan Bank advances, none of which were under the overnight line of credit. The Bank also has the ability to borrow from the Federal Reserve Bank.

The following table presents Bancorp’s contractual obligations as of December 31, 2011:

		Less than	One to	Three to	Over five
	Total	one year	three years	five years	years
Certificates of deposit	$342,613,857	$244,560,265	$77,564,755	$20,488,837	$—
Junior subordinated debt owed to unconsolidated trust	8,248,000	—	—	—	8,248,000
FHLB Advances	50,000,000	—	10,000,000	30,000,000	10,000,000
Securities sold under agreements to repurchase	7,000,000	—	—	—	7,000,000
Operating lease obligations	8,663,049	2,492,507	3,962,016	2,025,553	182,973

Total contractual obligations	$416,524,906	$247,052,772	$91,526,771	$52,514,390	$25,430,973

OFF-BALANCE SHEET ARRANGEMENTS

The following table presents Bancorp’s off-balance sheet commitments as of December 31, 2011. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements.

Future loan commitments	$91,250,740
Home equity lines of credit	28,947,854
Unused lines of credit	17,877,138
Undisbursed construction loans	1,796,965
Financial standby letters of credit	532,000

Total commitments	$140,404,697

REGULATORY CAPITAL REQUIREMENTS

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2011 and 2010 were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2011	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Company:

Total Capital (to Risk Weighted Assets)	$63,658	15.22%	$33,469	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,377	13.95%	16,735	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	58,377	9.01%	25,931	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$61,616	14.75%	$33,445	8.00%		$41,806	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,339	13.48%	16,722	4.00%		25,084	6.00%
Tier 1 Capital (to Average Assets)	56,339	8.69%	25,929	4.00%		32,411	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2010	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Company:

Total Capital (to Risk Weighted Assets)	$80,358	17.08%	$37,643	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	73,822	15.69%	18,822	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	73,822	9.16%	32,219	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$77,705	16.54%	$37,582	8.00%		$46,978	10.00%
Tier 1 Capital (to Risk Weighted Assets)	71,178	15.15%	18,791	4.00%		28,187	6.00%
Tier 1 Capital (to Average Assets)	71,178	8.84%	32,203	4.00%		40,253	5.00%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be “well capitalized” at December 31, 2011 under the regulatory framework for prompt correction action. To be considered “well capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. However, the OCC has the discretion to require increased capital levels.

Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain a “well capitalized” classification.

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

Net Interest Income and Economic Value
Summary Performance
December 31, 2011
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	20,987	1,169	5.90%	48,458	(9,194)	-15.95%
+ 100	20,547	729	3.68%	53,555	(4,097)	-7.11%
BASE	19,818	—	—	57,652	—	—
- 100	20,504	686	3.46%	61,109	3,457	6.00%
- 200	20,604	786	3.97%	69,915	12,263	21.27%

December 31, 2010
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	26,290	110	0.42%	63,164	(4,420)	-6.54%
+ 100	26,209	29	0.11%	65,502	(2,082)	-3.08%
BASE	26,180	—	—	67,584	—	—
- 100	25,869	(311)	-1.19%	70,228	2,644	3.91%
- 200	25,068	(1,112)	-4.25%	75,096	7,512	11.12%

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

The consolidated balance sheets of Bancorp as of December 31, 2011 and December 31, 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, together with the Report of Independent Registered Public Accounting Firms thereon are included as part of this Form 10-K in the “Financial Report” following page 68 hereof.

The following table presents selected quarterly financial information (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011:
Interest income	$7,366,561	$7,166,807	$6,907,992	$6,890,949
Interest expense	2,430,704	2,125,420	1,961,424	1,992,895
Net interest income	4,935,857	5,041,387	4,946,568	4,898,054
Provision for loan losses	6,981,629	1,482,798	—	(1,000,000)
Non-interest income	582,850	710,313	1,281,480	836,834
Non-interest expense	7,519,676	11,444,270	5,972,589	6,291,867
Loss before income taxes	(8,982,598)	(7,175,368)	255,459	443,021
Provision for income taxes	—	—	—	—
Net (loss) income	$(8,982,598)	$(7,175,368)	$255,459	$443,021

Net (loss) income per common share:
Basic and diluted	$(0.23)	$(0.19)	$0.01	$0.01

2010:
Interest income	$9,690,515	$9,407,519	$8,468,912	$8,041,945
Interest expense	3,681,605	3,520,035	3,347,397	2,925,506
Net interest income	6,008,910	5,887,484	5,121,515	5,116,439
Provision for loan losses	727,000	512,000	5,025,000	1,450,000
Non-interest income	538,468	560,626	637,096	618,050
Non-interest expense	8,726,944	7,336,287	7,524,191	8,361,111
Loss before income taxes	(2,906,566)	(1,400,177)	(6,790,580)	(4,076,622)
Provision for income taxes	225,000	—	—	—
Net loss	$(3,131,566)	$(1,400,177)	$(6,790,580)	$(4,076,622)

Net loss per common share:
Basic and diluted	$(0.66)	$(0.29)	$(1.43)	$(0.12)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that assessment, management concluded that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page 61, which expresses an unqualified opinion of the Company’s internal control over financial reporting as of December 31, 2011.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Patriot National Bancorp, Inc.:

We have audited Patriot National Bancorp, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patriot National Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and our report dated March 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

March 29, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to Bancorp’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2012 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2011.

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Description

2	Agreement and Plan of Reorganization dated as of June 28, 1999 between Bancorp and the Bank (incorporated by reference to Exhibit 2 to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

2.1	Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated December 17, 2009).

2.2	Amendment to Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of May 3, 2010 (incorporated by reference to Exhibit 10(a) to Bancorp’s Current Report on Form 8-K dated May 4, 2010).

3(i)	Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)(A)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

3(i)(B)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 000-29599)).

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated October 26, 2010).

4	Intentionally deleted

10(a)(1)	2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

Exhibit No.	Description

10(a)(3)	Intentionally deleted.

10(a)(5)	Employment Agreement dated as of January 1, 2008 among Patriot National Bank, Bancorp and Robert F. O’Connell (incorporated by reference to Exhibit 10(a)(5) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 000-29599)).

10(a)(6)	Change of Control Agreement, dated as of January 1, 2007 among Robert F. O’Connell and Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(6) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(9)	License agreement dated July 1, 2003 between Patriot National Bank and L. Morris Glucksman (incorporated by reference to Exhibit 10(a)(9) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

10(a)(12)	2005 Director Stock Award Plan (incorporated by reference to Exhibit 10(a)(12) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000-295999)).

10(a)(13)	Change of Control Agreement, dated as of January 1, 2007 between Martin G. Noble and Patriot National Bank (incorporated by reference to Exhibit 10(a)(13) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(14)	Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(14) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(15)	Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to Bancorp’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

10(a)(16)	Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York. (incorporated by reference to Exhibit 10(a)(16) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010).

10(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

Exhibit No.	Description

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

21	Subsidiaries of Bancorp (Incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

23.1	Consent of KPMG LLP

23.2	Consent of McGladrey & Pullen, LLP

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files. Pursuant to Rule 406T of Regulations S-T, these interactive data files (i) are not deemed filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and (ii) are deemed to have complied with Rule 405 of Regulations S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Christopher D. Maher
Name: Christopher D. Maher
Title: Chief Executive Officer

Date: March 29, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Christopher D. Maher Christopher D. Maher, President and Chief Executive Officer and Director	March 29, 2012 Date

/s/ Robert F. O’Connell Robert F. O’Connell Senior Executive Vice President, Chief Financial Officer and Director	March 29, 2012 Date

/s/ Michael A. Carrazza Michael A. Carrazza, Chairman of the Board	March 29, 2012 Date

/s/ Edward Constantino Edward Constantino Director	March 29, 2012 Date

Form 10 K – Signatures continued

/s/ Kenneth T. Neilson Kenneth T. Neilson Director	March 29, 2012 Date

/s/ Raymond Smyth Raymond Smyth Director	March 29, 2012 Date

/s/ Michael Weinbaum Michael Weinbaum Director	March 29, 2012 Date

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Patriot National Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

March 29, 2012

McGladrey & Pullen, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Patriot National Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Patriot National Bancorp, Inc. and Subsidiary (the “Company”) for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Patriot National Bancorp, Inc. and Subsidiary for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

New Haven, Connecticut

March 15, 2010

Member of the the RSM International network of independent accounting, tax and consulting firms.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
ASSETS
Cash and due from banks (Note 2):
Noninterest bearing deposits and cash	$4,241,552	$4,613,211
Interest bearing deposits	50,474,257	131,711,047
Federal funds sold	—	10,000,000
Short-term investments	709,567	453,400

Total cash and cash equivalents	55,425,376	146,777,658

Securities
Available for sale securities, at fair value (Note 3)	66,469,972	40,564,700
Other Investments	3,500,000	3,500,000
Federal Reserve Bank stock, at cost	1,707,000	1,192,000
Federal Home Loan Bank stock, at cost (Note 8)	4,508,300	4,508,300

Total securities	76,185,272	49,765,000
Loans receivable (net of allowance for loan losses: 2011: $9,384,672 2010: $15,374,101) (Notes 4 and 17)	501,227,297	534,531,213
Loans held for sale	250,000	—
Accrued interest and dividends receivable	2,453,179	2,512,186
Premises and equipment, net (Notes 5 and 9)	4,108,318	5,270,312
Cash surrender value of life insurance (Note 12)	20,984,604	20,348,332
Other real estate owned (Note 6)	2,762,640	16,408,787
Deferred Tax Asset (Note 10)	—	—
Other assets (Note 11)	2,419,592	8,711,366

Total assets	$665,816,278	$784,324,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Notes 7 and 17):
Noninterest bearing deposits	$65,613,374	$51,058,373
Interest bearing deposits	479,296,019	595,750,456

Total deposits	544,909,393	646,808,829

Borrowings (Note 8)
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	50,000,000	50,000,000

Total borrowings	57,000,000	57,000,000

Junior subordinated debt owed to unconsolidated trust (Note 8)	8,248,000	8,248,000
Accrued expenses and other liabilities	5,109,225	5,095,837

Total liabilities	615,266,618	717,152,666

Commitments and Contingencies (Notes 8, 9 and 15)

Shareholders’ equity (Notes 13 and 16)
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, 2011 and 2010: $.01 par value, 100,000,000 shares authorized; 38,374,432 shares issued; 38,362,727 shares outstanding	383,744	383,744
Additional paid-in capital	105,050,433	105,050,433
Accumulated deficit	(54,858,831)	(39,399,345)
Less: Treasury stock, at cost: 2011 and 2010 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive income	134,339	1,297,381

Total shareholders’ equity	50,549,660	67,172,188

Total liabilities and shareholders’ equity	$665,816,278	$784,324,854

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Interest and Dividend Income
Interest and fees on loans	$25,957,563	$33,615,884	$41,121,342
Interest on investment securities	1,990,248	1,522,873	1,335,283
Dividends on investment securities	240,025	267,790	293,735
Interest on federal funds sold	6,875	17,036	37,546
Other interest income	137,598	185,308	180,174

Total interest and dividend income	28,332,309	35,608,891	42,968,080

Interest Expense
Interest on deposits	6,283,578	11,178,793	22,021,255
Interest on Federal Home Loan Bank borrowings	1,632,378	1,698,771	1,698,712
Interest on subordinated debt	285,936	288,428	331,309
Interest on other borrowings	308,551	308,551	308,552

Total interest expense	8,510,443	13,474,543	24,359,828

Net interest income	19,821,866	22,134,348	18,608,252

Provision for Loan Losses (Note 4)	7,464,427	7,714,000	13,089,000

Net interest income after provision for loan losses	12,357,439	14,420,348	5,519,252

Non-interest Income
Mortgage brokerage referral fees	58,440	90,889	167,854
Loan application, inspection and processing fees	78,613	155,494	214,334
Fees and service charges	964,796	1,174,361	1,025,258
Gain on sale of loans	79,729	—	—
Gain on sale of investment securities	1,109,305	—	434,334
Gain on redemption of investment securities	—	—	16,880
Earnings on cash surrender value of life insurance	636,272	546,910	724,627
Other income	484,322	386,586	363,193

Total non-interest income	3,411,477	2,354,240	2,946,480

Non-interest Expense
Salaries and benefits (Notes 9 and 14)	12,395,120	13,195,673	11,879,544
Occupancy and equipment expense	4,931,152	5,555,240	5,657,908
Data processing	1,286,170	1,456,873	1,373,489
Advertising and promotional expenses	573,495	312,621	280,567
Professional and other outside services	3,406,640	3,067,221	4,021,330
Loan administration and processing expenses	271,025	303,562	519,412
Regulatory assessments	1,992,865	2,957,010	3,165,722
Insurance expense	869,479	936,035	762,766
Other real estate operations (Note 6)	877,969	2,286,948	793,781
Material and communications	684,778	804,623	782,068
Restructuring charges and asset disposals (Note 20)	2,986,441	—	—
Other operating expenses	953,268	1,072,727	895,001

Total non-interest expense	31,228,402	31,948,533	30,131,588

Loss before income taxes	(15,459,486)	(15,173,945)	(21,665,856)

Provision for Income Taxes (Note 10)	—	(225,000)	(2,213,750)

Net loss	$(15,459,486)	$(15,398,945)	$(23,879,606)

Loss per share (Note 13)	$(0.40)	$(1.30)	$(5.02)

Dividends per share	$—	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

						Accumulated
	Number of		Additional			Other
	Outstanding	Common	Paid-in	Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Stock	Income (Loss)	Total
Balance, December 31, 2008	4,743,409	$9,510,228	$49,634,337	$(119,886)	$(160,025)	$(90,510)	$58,774,144

Comprehensive loss
Net loss	—	—	—	(23,879,606)	—	—	(23,879,606)
Unrealized holding gain on available for sale securities, net of taxes (Note 18)	—	—	—	—	—	911,847	911,847

Total comprehensive loss							(22,967,759)

Issuance of capital stock (Note 13)	19,318	38,636	17,197	—	—	—	55,833

Other	—	—	—	(908)	—	—	(908)

Balance, December 31, 2009	4,762,727	9,548,864	49,651,534	(24,000,400)	(160,025)	821,337	35,861,310

Comprehensive loss
Net loss	—	—	—	(15,398,945)	—	—	(15,398,945)
Unrealized holding gain on available for sale securities, net of taxes (Note 18)	—	—	—	—	—	476,044	476,044

Total comprehensive loss							(14,922,901)

Exchange of capital stock	—	(9,501,120)	9,501,120	—	—	—	—
Capital stock issued in acquisition (Note 13)	33,600,000	336,000	45,897,779	—	—	—	46,233,779

Balance, December 31, 2010	38,362,727	383,744	105,050,433	(39,399,345)	(160,025)	1,297,381	67,172,188

Comprehensive loss
Net loss	—	—	—	(15,459,486)	—	—	(15,459,486)
Unrealized holding loss on available for sale securities, net of taxes (Note 18)	—	—	—	—	—	(1,163,042)	(1,163,042)

Total comprehensive loss							(16,622,528)

Balance, December 31, 2011	38,362,727	$383,744	$105,050,433	$(54,858,831)	$(160,025)	$134,339	$50,549,660

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash Flows from Operating Activities
Net loss	$(15,459,486)	$(15,398,945)	$(23,879,606)
Adjustments to reconcile net loss to net cash used in operating activities
Restructuring charges and asset impairments	951,659	—	—
Amortization and accretion of investment premiums and discounts, net	409,511	401,949	157,727
Amortization and accretion of purchase loan premiums and discounts, net	11,301	110,433	26,079
Amortization of core deposit intangible	15,012	15,900	16,788
Provision for loan losses	7,464,427	7,714,000	13,089,000
Gain on sale of investment securities	(1,109,305)	—	(434,334)
Gain on sale of loans	(79,729)	—	—
Loss on disposal of fixed assets	4,644	—	—
(Gain) loss on sale of other real estate owned	(193,786)	164,494	—
Impairment write-down on other real estate owned	165,764	1,084,023	—
Gain on redemption of investment security	—	—	(16,880)
Depreciation and amortization of premises and equipment	1,272,660	1,498,334	1,660,803
Payment of fees to directors in common stock	—	—	55,833
Earnings on cash surrender value of life insurance	(636,272)	(546,910)	(724,627)
Deferred income taxes	—	—	8,624,602
Change in assets and liabilities:
Increase in net deferred loan costs	(472,515)	(288,790)	(843,519)
Decrease in accrued interest and dividends receivable	59,007	724,066	1,320,503
Decrease (increase) in other assets	6,276,762	799,119	(8,018,616)
Increase (decrease) in accrued expenses and other liabilities	344,279	830,750	(832,112)

Net cash used in operating activities	(976,067)	(2,891,577)	(9,798,359)

Cash Flows from Investing Activities
Purchases of available for sale securities	(65,459,630)	(15,162,500)	(34,265,081)
Purchases of other investments	—	(3,500,000)	—
Proceeds from sale of available for sale securities	26,349,070	—	19,852,541
Proceeds from redemptions of available for sale securities	—	15,000,000	12,000,000
Principal repayments on available for sale securities	12,029,209	8,793,644	7,326,444
Purchase of Federal Reserve Bank stock	(1,174,100)	—	(1,500)
Proceeds from repurchase of excess stock by the Federal Reserve Bank	659,100	647,650	75,050
Proceeds from sale of loans	55,089,794	—	—
Net (increase) decrease in loans	(34,363,332)	93,035,888	112,017,191
Purchase of other real estate owned	(481,165)	—	—
Capital improvements to other real estate owned	(20,000)	(266,449)	—
Proceeds from sale of other real estate owned	19,579,304	11,786,337	—
Purchases of premises and equipment, net	(685,029)	(173,083)	(308,185)

Net cash provided by investing activities	11,523,221	110,161,487	116,696,460

Cash Flows from Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(17,785,483)	(33,040,482)	69,100,673
Net decrease in time certificates of deposit	(84,113,953)	(81,484,981)	(92,587,732)
Net proceeds from issuance of common stock in acquisition	—	46,233,779	—
Other	—	—	(908)
Dividends paid on common stock	—	—	(213,453)

Net cash used in financing activities	(101,899,436)	(68,291,684)	(23,701,420)

Net (decrease) increase in cash and cash equivalents	(91,352,282)	38,978,226	83,196,681

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash and cash equivalents at
Beginning of year	146,777,658	107,799,432	24,602,751

End of year	$55,425,376	$146,777,658	$107,799,432

Supplemental Disclosures of Cash Flow Information
Interest paid	$8,290,544	$13,250,797	$24,348,048

Income taxes paid	$10,534	$2,080	$1,216,134

Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized holding (losses) gains on available for sale securities arising during the period	$(1,875,874)	$767,812	$1,470,721

Transfer of loans to other real estate owned	$5,403,970	$10,103,199	$19,073,993

Transfer of loans to held for sale	$250,000	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Patriot National Bancorp, Inc. (the “Company”), a Connecticut corporation, is a bank holding company that was organized in 1999. On December 1, 1999, all the issued and outstanding shares of Patriot National Bank (the “Bank”) were converted into Company common stock and the Bank became a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, eleven other branch offices in Connecticut and three branch offices in New York. The Bank’s customers are concentrated in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York. The Bank also conducts mortgage brokerage operations through a loan production office in Stamford, Connecticut.

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

Principles of consolidation and basis of financial statement presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, PinPat Acquisition Corporation, and have been prepared in conformity with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the balance sheet date and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of investment securities, deferred tax assets, and the evaluation of investment securities for impairment. Certain prior year balances have been reclassified to conform to the current year presentation.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

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

Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein. Consideration was given to the long-term prospects for the FHLB. Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB stock continue to exchange hands at $100 par value.

The Bank is required to maintain an investment in capital stock of the FRB, as collateral, in an amount equal to one percent of six percent of the Bank’s total equity capital as per the latest Report of Condition (Call Report). The stock is purchased from and redeemed by the FRB based upon its $100 par value. The stock is a non-marketable equity security and as such is classified as restricted stock, carried at cost and evaluated for impairment in accordance with relevant accounting guidance. In accordance with this guidance, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FRB as compared to the capital stock amount and the length of time this situation has persisted; (b) the impact of legislative and regulatory changes on the customer base of the FRB; and (c) the liquidity position of the FRB.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

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

The Company conducts a quarterly review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Loans held for sale

Loans held for sale, are those loans the Company has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or fair value, less estimated selling costs. Gains and losses on sales of loans are recognized on the trade dates, and are determined by the difference between the sales proceeds and the carrying value of the loans. Once loans are transferred to held for sale, any subsequent impairment in loans held for sale is recorded in non-interest income.

Loans receivable

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for unearned income, the allowance for loan losses, and any unamortized deferred fees or costs.

Interest income is accrued based on the unpaid principal balance. Loan origination fees, and certain direct origination costs, are deferred and amortized as a level yield adjustment over the respective term of the loan and reported in interest income.

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

December 31, 2011, 2010 and 2009

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

The allowance consists of specific and general components. The specific component relates to loans that are considered impaired. For such impaired loans, an allowance is established when the discounted cash flows (or collateral value if the loan is collateral dependent or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data. In addition, a risk rating system is utilized to evaluate the general component of the allowance for loan losses. Under this system, management assigns risk ratings between one and nine based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the Loan Committee at the initiation of the transaction and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and the Loan Committee.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

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

December 31, 2011, 2010 and 2009

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

December 31, 2011, 2010 and 2009

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

In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by the Company’s Board of Directors. For loans in excess of $2.5 million, the appraisal is subject to review by an independent third party hired by the Company. Management reviews and inspects properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired and if a construction loan, within 120 days prior to the scheduled maturity date. These appraisals may be more limited than those prepared for the underwriting of a new loan. All appraisals are also reviewed by qualified parties independent from the firm preparing the appraisals.

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

Each quarter management evaluates the allowance for loan losses and adjusts the allowance, as appropriate, through a provision for loan losses. While the Company uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses. The OCC may require the Company to adjust the allowance based on their analysis of information available to them at the time of their examination.

Loan brokerage activities

The Company receives loan brokerage fees for soliciting and processing conventional loan applications on behalf of investors. Brokerage fee income is recognized upon closing of loans for permanent investors.

Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

In June 2009, the FASB issued guidance which modifies certain guidance relating to transfers and servicing of financial assets. This guidance eliminates the concept of qualifying special purpose entities, provides guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets and requires additional disclosures. This guidance was effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Other real estate owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or estimated fair value less cost to sell at the date of foreclosure, establishing a new cost basis. In addition, when the Company acquires other real estate owned (“OREO”), it obtains a current appraisal to substantiate the net carrying value of the asset. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in non-interest expenses upon disposal.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Other intangible assets

Other intangible assets with indefinite lives represent the cost in excess of net assets of businesses acquired and are not subject to amortization. Other identified intangible assets with finite lives consist of a core deposit intangible recorded in connection with a branch acquisition and is amortized over its estimated useful life. The Company’s other intangible assets are tested for impairment annually, or more frequently under prescribed conditions.

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

The Company recognizes a benefit from its tax positions only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

The periods subject to examination for the Company’s Federal returns are the tax years 2006 through 2011. The periods subject to examination for the Company’s significant state return, which is Connecticut, are the tax years 2008 through 2011. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its consolidated financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

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

Loss per share

Basic loss per share represents loss available to common stockholders and is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance unless such assumed issuance is antidilutive. Potential common shares that may be issued by the Company relate to any stock options and warrants that may be outstanding, and are determined using the treasury stock method.

Treasury shares are not deemed outstanding for loss per share purposes.

Stock compensation plan

The Company accounts for share-based compensation transactions at fair-value and recognizes the related expense in the consolidated statements of operations. The Company had no outstanding shares related to stock-based compensation plans at December 31, 2011, 2010 and 2009.

In December 2011, the Board of Directors approved the Company’s 2012 Stock Plan, authorizing 3,000,000 shares to be issued. No awards were granted in 2011.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

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

Segment reporting

The Company’s only business segment is Community Banking. During the years ended 2011, 2010 and 2009, this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment.

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

Fair value measurements focus on exit prices in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact business at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.

The Company’s fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three categories within the hierarchy are as follows:

•	Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

•

Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

In February 2010, the FASB issued ASU No. 2010-06 Topic 820 “Improving Disclosures about Fair Value Measurements” which amends the existing guidance related to Fair Value Measurements and Disclosures. The amendments required the following new fair value disclosures:

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

The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures included in the rollforward of activity for Level 3 fair value measurements, for which the effective date was for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this guidance during the quarters ended March 31, 2010 and March 31, 2011 respectively, and has included these disclosures in these financial statements.

See Note 19 for additional information regarding fair value.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Recently issued accounting pronouncements

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this update apply to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. These amendments are effective for the first interim or annual period beginning on or after June 15, 2011. The Company adopted this guidance in the first quarter ended March 31, 2011 and the guidance did not have a material impact on the Company’s results of operations or financial position.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Note 2. Restrictions on Cash and Due From Banks

At December 31, 2011 and 2010, the Company was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes for its transaction accounts and non-personal time deposits.

Note 3. Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available-for-sale securities at December 31, 2011 and 2010 are as follows:

2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency bonds	$5,000,000	$37,085	$—	$5,037,085
U. S. Government agency mortgage-backed securities	49,004,232	1,051,097	(5,900)	50,049,429
Corporate bonds	12,249,064	25,338	(890,944)	11,383,458

	$66,253,296	$1,113,520	$(896,844)	$66,469,972

2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency mortgage-backed securities	$36,572,430	$900,286	$(838)	$37,471,878

	36,572,430	900,286	(838)	37,471,878
Auction rate preferred equity securities	1,899,720	1,193,102	—	3,092,822

	$38,472,150	$2,093,388	$(838)	$40,564,700

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2011 and 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2011	Value	Loss	Value	Loss	Value	Loss
U. S. Government agency mortgage-backed securities	$4,941,662	$(5,492)	$68,309	$(408)	$5,009,971	$(5,900)
Corporate bonds	8,358,120	(890,944)	—	—	8,358,120	(890,944)

Totals	$13,299,782	$(896,436)	$68,309	$(408)	$13,368,091	$(896,844)

2010
U. S. Government agency mortgage-backed securities	$86,375	$(838)	$—	$—	$86,375	$(838)

Totals	$86,375	$(838)	$—	$—	$86,375	$(838)

At December 31, 2011, nine securities had unrealized losses with aggregate depreciation of 6.3% from the amortized cost, compared to two securities at December 31, 2010 with aggregate depreciation of 1.0% from the amortized cost.

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

At December 31, 2011 and 2010, available-for-sale securities with a carrying value of $8,041,000 and $2,811,000, respectively, were pledged to secure obligations under municipal deposits. At December 31, 2011 and 2010, available-for-sale securities with a carrying value of $10,309,000 and $9,486,000, respectively, were pledged to secure securities sold under agreements to repurchase.

The amortized cost and fair value of available-for-sale debt securities at December 31, 2011 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

	Amortized	Fair
	Cost	Value
Maturity:
Over 10 years	$—	$—
Corporate bonds < 5 years	3,249,064	3,148,563
Corporate bonds 5 to 10 years	9,000,000	8,234,895
U.S. Government bonds 5 to 10 years	5,000,000	5,037,085
Mortgage-backed securities	49,004,232	50,049,429

Total	$66,253,296	$66,469,972

During 2011 there were ten sales of available-for-sale securities, which resulted in the Company recognizing gross proceeds from the sales of $26,349,070 and gross gains of $1,109,305. During 2010 there were no sales of available-for-sale securities. During 2009, there were six sales of available-for-sale securities, which resulted in the Company recognizing proceeds from the sales of $19,852,541 and gains of $434,334.

Note 4. Loans Receivable and Allowance for Loan Losses

Loans receivable, net, consists of the following at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Real Estate:
Commercial	$215,659,837	$228,842,489
Residential	188,108,855	187,058,318
Construction	12,306,922	63,889,083
Construction-to-permanent	10,012,022	10,331,043
Commercial	31,810,735	14,573,790
Consumer home equity	49,694,546	42,884,962
Consumer installment	2,164,972	1,932,763

Total loans	509,757,889	549,512,448
Premiums on purchased loans	231,125	242,426
Net deferred costs	622,955	150,440
Allowance for loan losses	(9,384,672)	(15,374,101)

Loans receivable, net	$501,227,297	$534,531,213

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

A summary of changes in the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Balance, beginning of year	$15,374,101	$15,794,118	$16,247,070
Provision for loan losses	7,464,427	7,714,000	13,089,000
Transferred to loans held-for-sale	(6,054,660)	—	—
Recoveries of loans previously charged-off	853,578	236,262	187,647
Loans charged-off	(8,252,774)	(8,370,279)	(13,729,598)

Balance, end of year	$9,384,672	$15,374,101	$15,794,118

At December 31, 2011 and 2010, the unpaid principal balances of loans 90 days or more past due, and still accruing were approximately $9,461,106 and $3,374,242, respectively, and the unpaid principal balances of loans placed on non-accrual status and considered impaired were $20,683,165 and $89,150,000, respectively. Ten of these loans totaling $4.9 million were current as to loan payments, but past the loan’s maturity dates. Three loans totaling $4.6 million were over 30 days but under 60 days past due as to payments. On March 24, 2011, the Company completed the sale of certain non-performing assets that included 21 non-accruing loans with an aggregate net book value of $52.4 million (net of related specific reserves) and 4 OREO properties with an aggregate carrying value of $14.4 million. The sale of $66.8 million of non-performing assets was consummated for a cash purchase price of $60,602,036 which represented 90.7% of the Bank’s net book value for these assets.

At December 31, 2011, there were 12 loans totaling $25.5 million that were considered “troubled debt restructurings”, as compared to 19 loans totaling $38.0 million that were considered “troubled debt restructurings” at December 31, 2010, all of which are included in impaired loans. At December 31, 2011, 6 of the 12 loans aggregating $16.1 million were accruing and 6 loans aggregating $9.4 million were non-accruing loans. Loan modifications, which resulted in these loans being considered troubled debt restructurings, are primarily in the form of rate concessions or term extensions. At December 31, 2011, there were no commitments to advance additional funds under troubled debt restructured loans, as compared to total approximately $115,000 at December 31, 2010.

If impaired loans had been performing in accordance with their original terms, the Company would have recorded $2,274,604, $6,844,986 and $5,312,327, of additional income during the years ended December 31, 2011, 2010 and 2009, respectively.

During 2011, 2010 and 2009, interest income collected and recognized on impaired loans was $464,785 $1,806,759 and $424,745, respectively. The average recorded investment in impaired loans for the years ending December 31, 2011, 2010 and 2009 were $49,758,263, $104,946,719 and $105,309,710, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

The Company’s lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York. The Company originates commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company had originated loans for the construction of residential homes, residential developments and for land development projects. A moratorium on all new speculative construction loans was instituted by management in July 2008. All residential and commercial mortgage loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

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

Risk characteristics of the Company’s portfolio classes include the following:

Commercial Real Estate Loans – In underwriting commercial real estate loans, the Company evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loans. Repayment of such loans may be negatively impacted should the borrower default or should there be a substantial decline in the value of the property securing the loan or a decline in the general economic conditions. Where the owner occupies the property, the Company also evaluates the business’s ability to repay the loan on a timely basis. In addition, the Company may require personal guarantees, lease assignments and/or the guarantee of the operating company when the property is owner occupied. These types of loans may involve greater risks than other types of lending, because payments on such loans are often dependent upon the successful operation of the business involved, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions affecting the borrowers’ business.

Construction Loans – Construction loans are short-term loans (generally up to 18 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

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

Residential Real Estate Loans – Various loans secured by residential real estate properties are offered by the Company, including 1-4 family residential mortgages, multi-family residential loans and a variety of home equity line of credit products. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be a decline in general economic conditions.

Commercial and Industrial Loans – The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long-term working capital purposes. These loans are generally secured by corporate assets, often with real estate as secondary collateral, but are also offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. Commercial loans are often larger and may involve greater risks than other type of loans offered by the Company. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

Other Loans – The Company also offers installment loans and reserve lines of credit to individuals. Repayments of such loans are often dependent on the personal income of the borrower which may be negatively impacted by adverse changes in economic conditions. The Company does not place an emphasis on originating these types of loans.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

The following tables set forth activity in our allowance for loan losses, by loan type, for the years ended December 31, 2011 and 2010. The following tables also detail the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

2011	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$441,319	$7,632,355	$3,478,058	$491,446	$2,363,838	$578,612	$388,473	$15,374,101
Charge-offs	(374,506)	(2,940,901)	(3,305,318)	—	(1,458,198)	(173,851)	—	(8,252,774)
Transferred to loans held-for-sale	—	(963,461)	(1,409,701)	—	(3,681,498)	—	—	(6,054,660)
Recoveries	1,240	33,764	519,160	—	—	299,414	—	853,578
Provision	814,009	256,989	1,584,960	55,887	5,326,446	(245,413)	(328,451)	7,464,427

Ending Balance	$882,062	$4,018,746	$867,159	$547,333	$2,550,588	$458,762	$60,022	$9,384,672
Ending balance: individually evaluated for impairment	$61,145	$319,894	$31,520	$498,254	$197,478	$151,500	$—	$1,259,791

Ending balance: collectively evaluated for impairment	$820,917	$3,698,852	$835,639	$49,079	$2,353,110	$307,262	$60,022	$8,124,881

Total Allowance for Loan Losses	$882,062	$4,018,746	$867,159	$547,333	$2,550,588	$458,762	$60,022	$9,384,672

Total Loans ending balance	$31,810,735	$215,659,837	$12,306,922	$10,012,022	$188,108,855	$51,859,518	$—	$509,757,889

Ending balance: individually evaluated for impairment	$289,560	$9,575,970	$1,378,579	$9,108,987	$14,986,243	$1,417,742	$—	$36,757,081

Ending balance: collectively evaluated for impairment	$31,521,175	$206,083,867	$10,928,343	$903,035	$173,122,612	$50,441,776	$—	$473,000,808

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

2010	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$925,102	$4,987,239	$6,673,204	$497,584	$1,575,189	$750,549	$385,251	$15,794,118
Charge-offs	(396,300)	(2,560,074)	(4,726,015)	—	(600,000)	(87,890)	—	(8,370,279)
Recoveries	—	67,116	157,289	—	—	11,857	—	236,262
Provision	(87,483)	5,138,074	1,373,580	(6,138)	1,388,649	(95,904)	3,222	7,714,000

Ending Balance	$441,319	$7,632,355	$3,478,058	$491,446	$2,363,838	$578,612	$388,473	$15,374,101
Ending balance: individually evaluated for impairment	$76,045	$2,300,199	$1,895,326	$183,835	$1,556,077	$—	$—	$6,011,482

Ending balance: collectively evaluated for impairment	$365,274	$5,332,156	$1,582,732	$307,611	$807,761	$578,612	$388,473	$9,362,619

Total Allowance for Loan Losses	$441,319	$7,632,355	$3,478,058	$491,446	$2,363,838	$578,612	$388,473	$15,374,101

Total Loans ending balance	$14,573,790	$228,842,489	$63,889,083	$10,331,043	$187,058,318	$44,817,725	$—	$549,512,448

Ending balance: individually evaluated for impairment	$1,214,950	$28,466,238	$30,886,023	$1,379,835	$37,219,868	$1,516,977	$—	$100,683,891

Ending balance: collectively evaluated for impairment	$13,358,840	$200,376,251	$33,003,060	$8,951,208	$149,838,450	$43,300,748	$—	$448,828,557

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

The Company continuously monitors the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that loan-to-value ratios (LTVs), (at period end) and internally assigned risk ratings are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans receivable. Loan-to-value ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of originations (unless a current appraisal has been obtained as a result of the loan being deemed impaired or the loan is a maturing construction loan).

Appraisals on properties securing impaired loans and OREO are updated annually. Additionally, appraisals on construction loans are updated four months in advance of scheduled maturity dates. We update our impairment analysis monthly based on the most recent appraisal as well as other factors (such as senior lien positions, e.g. property taxes), and we are using published information regarding actual median home sales prices in the towns/counties where our collateral is located in CT and NY.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

When assigning a risk rating to a loan, management utilizes the Bank’s internal nine-point risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 5, with a rating of 1 established for loans with minimal risk and borrowers exhibiting the strongest financial condition. Loans rated 1—5 are considered “Pass”. Loans that are deemed to be of “questionable quality” are rated 6 (special mention). An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Company to sufficient risk to warrant classification in one of the following categories. Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. An asset is considered “substandard” if it is not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2011:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$23,822,200	$1,737,893	$151,392,526	$11,680,310	$—	$—	$903,035	$—	$129,132,494	$34,895,858	$44,969,963	$1,531,223	636,863	$400,702,365
Special Mention	1,544,420	170,575	22,426,235	4,585,523	9,210,344	—	—	—	5,316,201	2,400,000	274,365	3,029,362	—	48,957,025
Substandard & Doubtful	4,480,440	55,207	15,981,747	9,593,496	1,243,579	1,852,999	—	9,108,987	3,587,607	12,776,695	—	1,417,742	—	60,098,499

	$29,847,060	$1,963,675	$189,800,508	$25,859,329	$10,453,923	$1,852,999	$903,035	$9,108,987	$138,036,302	$50,072,553	$45,244,328	$5,978,327	$636,863	$509,757,889

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals
Performing	$31,521,175	$206,322,032	$10,928,343	$5,808,035	$183,629,363	$50,865,776	$489,074,724
Non Performing	289,560	9,337,805	1,378,579	4,203,987	4,479,492	993,742	20,683,165

Total	$31,810,735	$215,659,837	$12,306,922	$10,012,022	$188,108,855	$51,859,518	$509,757,889

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2010:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$11,225,261	$256,296	$124,645,152	$9,449,059	$1,272,028	$350,000	$—	$—	$91,534,348	$51,996,851	$35,192,214	$—	1,917,783	$327,838,992
Special Mention	704,053	181,600	35,253,018	4,645,738	15,059,704	4,485,209	1,709,333	—	2,088,700	2,907,285	3,146,244	2,879,621	—	73,060,505
Substandard & Doubtful	1,424,161	782,419	13,792,482	41,057,040	10,712,146	32,009,996	—	8,621,710	18,052,003	20,479,131	99,235	1,567,648	14,980	148,612,951

	$13,353,475	$1,220,315	$173,690,652	$55,151,837	$27,043,878	$36,845,205	$1,709,333	$8,621,710	$111,675,051	$75,383,267	$38,437,693	$4,447,269	$1,932,763	$549,512,448

CREDIT RISK PROFILE

		Commercial		Construction	Residential
	Commercial	Real Estate	Construction	to Permanent	Real Estate	Consumer	Totals
Performing	$13,358,840	$202,054,317	$33,003,060	$8,951,208	$159,270,574	$43,724,749	$460,362,748
Non Performing	1,214,950	26,788,172	30,886,023	1,379,835	27,787,744	1,092,976	89,149,700

Total	$14,573,790	$228,842,489	$63,889,083	$10,331,043	$187,058,318	$44,817,725	$549,512,448

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these nonaccrual loans was $20.7 million and $89.1 million at December 31, 2011, and December 31, 2010 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain troubled debt restructures (TDRs) are placed on non-accrual status.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2011:

	Non-Accrual and Past Due Loans
							Total Non-
						>90 Days Past	Accrual and
	31-60 Days	61-90 Days	Greater Than	Total Past		Due and	Past Due
2011	Past Due	Past Due	90 Days	Due	Current	Accruing	Loans
Commercial
Pass	$—	$—	$—	$—	$—	$44,296	$44,296
Substandard	—	—	289,560	289,560	—	947,847	1,237,407

Total Commercial	$—	$—	$289,560	$289,560	$—	$992,143	$1,281,703

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$402,663	$402,663
Special Mention	—	—	—	—	—	2,832,452	2,832,452
Substandard		443,259	6,670,730	7,113,989	2,223,816	3,515,848	12,853,653

Total Commercial Real Estate	$—	$443,259	$6,670,730	$7,113,989	$2,223,816	$6,750,963	$16,088,768

Construction
Substandard	$—	$—	$135,000	$135,000	$1,243,579	$1,717,999	$3,096,578

Total Construction	$—	$—	$135,000	$135,000	$1,243,579	$1,717,999	$3,096,578

Construction to Permanent
Substandard	$—	$—	$—	$—	$4,203,987	$—	$4,203,987

Total Construction to Permanent	$—	$—	$—	$—	$4,203,987	$—	$4,203,987

Residential Real Estate
Substandard	$—	$—	$4,479,492	$4,479,492	$—	$—	$4,479,492

Total Residential Real Estate	$—	$—	$4,479,492	$4,479,492	$—	$—	$4,479,492

Consumer
Substandard	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total Consumer	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total	$—	$443,259	$12,568,524	$13,011,783	$7,671,382	$9,461,105	$30,144,270

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

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

These non-accrual amounts included loans deemed to be impaired of $20.7 million and $89.1 million at December 31, 2011, and December 31, 2010, respectively. Loans past due ninety days or more, and still accruing interest were $9.5 million and $3.4 million at December 31, 2011, and December 31, 2010 respectively. Ten of these loans totaling $4.9 million were current as to loan payments, but past the loan’s maturity dates. Three loans totaling $4.6 million were over 30 days but under 60 days past due as to payments.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2011.

	Performing (Accruing) Loans
						Total Non-
		Greater				Accrual and
	31-60 Days	Than 60	Total Past		Total Loan	Past Due	Total Loans
2011	Past Due	Days	Due	Current	Balances	Loans	Receivable, net
Commercial
Pass	$10,971	$—	$10,971	$25,504,826	$25,515,797	$44,296	$25,560,093
Special Mention	—	—	—	1,714,995	1,714,995	—	1,714,995
Substandard	233,781	—	233,781	3,064,459	3,298,240	1,237,407	4,535,647

Total Commercial	$244,752	$—	$244,752	$30,284,280	$30,529,032	$1,281,703	$31,810,735

Commercial Real Estate
Pass	$—	$—	$—	$162,670,173	$162,670,173	$402,663	$163,072,836
Special Mention	1,915,504	—	1,915,504	22,263,802	24,179,306	2,832,452	27,011,758
Substandard	—	—	—	12,721,590	12,721,590	12,853,653	25,575,243

Total Commercial Real Estate	$1,915,504	$—	$1,915,504	$197,655,565	$199,571,069	$16,088,768	$215,659,837

Construction
Special Mention	$—	$—	$—	$9,210,344	$9,210,344	$—	$9,210,344
Substandard	—	—	—	—	—	3,096,578	3,096,578

Total Construction	$—	$—	$—	$9,210,344	$9,210,344	$3,096,578	$12,306,922

Construction to Permanent
Pass	$—	$—	$—	$903,035	$903,035	$—	$903,035
Substandard	—	—	—	4,905,000	4,905,000	4,203,987	9,108,987

Total Construction to Permanent	$—	$—	$—	$5,808,035	$5,808,035	$4,203,987	$10,012,022

Residential Real Estate
Pass	$42,181	$—	$42,181	$163,986,171	$164,028,352	$—	$164,028,352
Special Mention	4,800,000	—	4,800,000	2,916,201	7,716,201	—	7,716,201
Substandard	—	84,225	84,225	11,800,585	11,884,810	4,479,492	16,364,302

Total Residential Real Estate	$4,842,181	$84,225	$4,926,406	$178,702,957	$183,629,363	$4,479,492	$188,108,855

Consumer
Pass	$1,459	$—	$1,459	$47,136,590	$47,138,049	$—	$47,138,049
Special Mention	—	—	—	3,303,727	3,303,727	—	3,303,727
Substandard	—	—	—	424,000	424,000	993,742	1,417,742

Total Consumer	$1,459	$—	$1,459	$50,864,317	$50,865,776	$993,742	$51,859,518

Total	$7,003,896	$84,225	$7,088,121	$472,525,498	$479,613,619	$30,144,270	$509,757,889

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

The following table summarizes impaired loans as of December 31, 2011:

	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance
2011
With no related allowance recorded:
Commercial	$210,091	$581,974	$—
Commercial Real Estate	4,444,315	5,174,124	—
Construction	1,243,579	1,247,627	—
Construction to Permanent	6,614,333	6,614,333
Residential	9,789,727	9,789,727	—
Consumer	993,742	1,038,640	—

Total:	$23,295,787	$24,446,425	$—

With an allowance recorded:
Commercial	$79,469	$130,137	$61,145
Commercial Real Estate	5,131,655	5,354,025	319,894
Construction	135,000	286,625	31,520
Construction to Permanent	2,494,654	2,634,000	498,254
Residential	5,196,516	5,196,516	197,478
Consumer	424,000	424,000	151,500

Total:	$13,461,294	$14,025,303	$1,259,791

Commercial	$289,560	$712,111	$61,145
Commercial Real Estate	9,575,970	10,528,149	319,894
Construction	1,378,579	1,534,252	31,520
Construction to Permanent	9,108,987	9,248,333	498,254
Residential	14,986,243	14,986,243	197,478
Consumer	1,417,742	1,462,640	151,500

Total:	$36,757,081	$38,471,728	$1,259,791

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

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

At December 31, 2011 and 2010, the recorded investment of impaired loans was $36.8 million and $100.7 million, with related allowances of $1.3 million and $6.0 million, respectively.

Included in the tables above at December 31, 2011 and 2010, are loans with carrying balances of $23.3 million and $53.9 million respectively that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to remain competitive and assist customers who may be experiencing financial difficulty, as well as preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan.

As a result of the adoption of ASU 2011-02, the Company reassessed all restructurings occurred on or after January 1, 2011 for identification as TDRs and has concluded that there were no additional TDRs identified that have not been previously disclosed.

The following table presents the total troubled debt restructured loans as of December 31, 2011:

	Accrual		Non-accrual		Total
	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	1	$238,165	3	$5,666,882	4	$5,905,047
Residential Real Estate	3	10,506,751	—	—	3	10,506,751
Construction	—	—	1	1,243,579	1	1,243,579
Construction to permanent	1	4,905,000	2	2,494,654	3	7,399,654
Consumer home equity	1	424,000	—	—	1	424,000

Total Troubled Debt Restructurings	6	$16,073,916	6	$9,405,115	12	$25,479,031

The following table summarizes loans that were modified in a troubled debt restructuring during the year ended December 31, 2011.

	Twelve months ended December 31, 2011
		Pre-Modification		Post-Modification
	Number of	Outstanding Recorded	Number of	Outstanding Recorded
	Relationships	Investment	Relationships	Investment
Troubled Debt Restructurings
Commercial Real Estate	2	$3,579,149	2	$2,461,981
Residential Real Estate	1	2,884,141	1	2,884,141
Construction to permanent	5	12,560,969	3	7,399,654

Total Troubled Debt Restructurings	8	$19,024,259	6	$12,745,776

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

The eight loans represented above have been reclassified as troubled debt restructurings during the year ended December 31, 2011.

Substantially all of our troubled debt restructured loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below market rate, an extension of the term of the loan, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. If the borrower had demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

In addition to the above, during the year ended December 31, 2011, there was one commercial real estate loan modified on March 31, 2011 for $3.3 million that released a guarantor having financial difficulty to allow the borrower to recapitalize and provide additional time in which to develop an exit plan to pay off the debt. The loan was reduced by a $1.0 million paydown that was applied to the specific reserve established in the second quarter. The impairment was eliminated and the $1.0 million was taken as a credit to the loan loss provision.

During the year ended December 31, 2011, two of the troubled debt restructurings modified had a payment default. One default was a residential loan for $3.5 million and was subsequently sold as an OREO. The other default was a commercial construction loan for $1.1 million, and is currently an OREO, after a charge-off of $255,000 in November 2011.

All troubled debt restructurings are impaired loans, which are individually evaluated for impairment, as discussed above, and were included in the allowance for loan losses.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Note 5. Premises and Equipment

At December 31, 2011 and 2010, premises and equipment consisted of the following:

	2011	2010
Leasehold improvements	$6,959,730	$8,014,802
Furniture, equipment and software	6,458,878	6,205,687

	13,418,608	14,220,489
Less: accumulated depreciation and amortization	(9,310,290)	(8,950,177)

	$4,108,318	$5,270,312

For the years ended December 31, 2011, 2010 and 2009, depreciation and amortization expense related to premises and equipment totaled $1,272,660, $1,498,334 and $1,660,803, respectively.

Note 6. Other Real Estate Operations

At December 31, 2011 and 2010, the Company had other real estate owned of $2,762,640 and $16,408,787 respectively. For the years ended December 31, 2011, 2010 and 2009, amounts charged to operations for other real estate owned totaled $877,969, $2,286,948 and $793,781 respectively. A summary of other real estate operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Expenses of holding other real estate owned	$918,291	$1,051,631	$837,781
Impairment write-downs on other real estate owned	165,764	1,084,023	—
(Gain) loss on sale of other real estate owned	(193,786)	164,494	—
Rental income from other real estate owned	(12,300)	(13,200)	(44,000)

Expense from other real estate operations	$877,969	$2,286,948	$793,781

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Note 7. Deposits

At December 31, 2011 and 2010, deposits consisted of the following:

	Weighted		Weighted
	Average		Average
	Interest Rate	2011	Interest Rate	2010
Non-interest bearing	—	$65,613,374	—	$51,058,373

Interest bearing:
Time certificates, less than $100,000	1.57%	198,207,998	1.79%	251,296,558
Time certificates, $100,000 or more	1.73%	144,405,859	1.91%	175,431,252
Money market	0.13%	52,889,642	0.15%	92,683,478
Savings	0.62%	59,396,310	0.42%	57,041,943
NOW	0.06%	24,396,210	0.08%	19,297,225

Total interest bearing		479,296,019		595,750,456

Total deposits		$544,909,393		$646,808,829

Included in time certificates are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $1,361,544 and $2,879,838 at December 31, 2011 and 2010, respectively. These are considered brokered deposits. Pursuant to the Agreement described in Note 16, the level of deposits accepted from Bank customers, and the Bank’s participation in the CDARS program as an issuer of deposits to customers of other banks in the CDARS program, may not exceed 10% of total deposits.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Interest expense on deposits consists of the following:

	Year Ended December 31,
	2011	2010	2009
Time certificates, less than $100,000	$3,380,456	$5,761,993	$11,696,972
Time certificates, $100,000 or more	2,567,071	3,961,176	7,131,275
Money market	88,813	891,710	1,916,938
Savings	235,628	489,176	1,119,982
NOW	11,610	74,738	156,088

	$6,283,578	$11,178,793	$22,021,255

Contractual maturities of time certificates of deposit as of December 31, 2011 are summarized below:

	Weighted Average
	Interest Rate
Due within:
1 year	1.02%	$244,560,265
1-2 years	3.56%	41,199,563
2-3 years	3.28%	36,365,192
3-4 years	2.44%	15,006,481
4-5 years	1.72%	5,482,356

	1.64%	$342,613,857

Note 8. Borrowings

Federal Home Loan Bank borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At December 31, 2011, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities and loans delivered under collateral safekeeping to the FHLB at the time of the borrowing. The additional amount available under this agreement as of December 31, 2011 was $76,000,000. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. In addition, the Company has a $2,000,000 available line of credit with the FHLB. At December 31, 2011 and 2010, there were no advances outstanding under this line of credit. During the fourth quarter of 2011, $30,000,000 of FHLB advances with interest rates ranging from 2.49% to 3.94%, were restructured. The restructured advances allowed the Company to reduce the effective interest rates, ranging from 2.20% to 2.86%, and to extend the maturities for two years, in accordance with ASC 47.-50, “Debt Modifications and Extinguishments”. At December 31, 2011 and 2010, outstanding advances from the FHLB aggregated $50,000,000 with interest rates ranging from 1.17% to 3.69%.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Repurchase agreements

At both December 31, 2011 and 2010, the Company had $7,000,000 of securities sold under agreements to repurchase bearing interest at a fixed rate of 4.3475%.

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

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at the three-month LIBOR plus 3.15% (3.723750% at December 31, 2011), mature on March 26, 2033. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. Interest is still being accrued and charged to operations. The Company may only defer the payment of interest for 20 consecutive quarters, or until March, 2014, and all accrued interest must be paid prior to or at completion of the deferment period.

The duration of the Trust is 30 years, with an early redemption feature at the Company’s option on a quarterly basis which commenced March 26, 2008. The Trust securities also bear interest at the three month LIBOR plus 3.15%.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Maturity of borrowings

The contractual maturities of the Company’s borrowings at December 31, 2011, by year, are as follows:

	Fixed	Floating
	Rate	Rate	Total
2012	$—	$—	$—
2013	—	—	—
2014	10,000,000	—	10,000,000
2015	30,000,000	—	30,000,000
2016	—	—	—
Thereafter	17,000,000	8,248,000	25,248,000

Total borrowings	$57,000,000	$8,248,000	$65,248,000

Note 9. Commitments and Contingencies

Operating leases

The Company has non-cancelable operating leases for its main office, fifteen other branch banking offices and additional space for administrative and operational activities, which expire on various dates through 2022. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. Under these lease agreements, the Company is required to pay certain executory costs such as insurance and property taxes. The Company also leases parking space under a non-cancelable operating lease agreement and certain equipment under cancelable and non-cancelable arrangements.

Future minimum rental commitments under the terms of these leases by year and in the aggregate, are as follows:

Years Ending December 31,	Amount
2012	$2,430,687
2013	2,073,960
2014	1,888,056
2015	1,307,968
2016	717,585
Thereafter	182,973

$8,601,229

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Total rental expense, which is charged to operations on a straight line basis, for cancelable and non-cancelable operating leases was $2,838,066, $3,239,518 and $3,347,551 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company subleases excess space at one location. Income from subleases included in non-interest expense was $33,326, $26,715 and $37,735 for the years ended December 31, 2011, 2010 and 2009, respectively.

Employment Agreements

Three executive officers of the Company have change of control agreements that entitle such officers to receive up to two and one-half times the greater of the officer’s base salary at the time or total compensation for the most recently completed fiscal year if a change of control occurs while such officers are full time officers of the Company or within six months following termination of employment other than for cause or by reason of death or disability. The three officers waived their right to payment for the recapitalization of the company transaction on October 15, 2010.

Legal Matters

Neither the Company nor the Bank has any pending legal proceedings, other than ordinary routine litigation, incidental to its business, to which the Company or the Bank is a party or any of its property is subject. Management and its legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Note 10. Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Current
Federal	$—	$—	$(6,410,852)
State	—	225,000	—

Total	—	225,000	(6,410,852)

Deferred
Federal	—	—	6,333,524
State	—	—	2,291,078

Total	—	—	8,624,602

Provision (benefit) for income taxes	$—	$225,000	$2,213,750

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

A reconciliation of the anticipated income tax benefit (computed by applying the statutory Federal income tax rate of 34% to loss before income taxes) to the income tax provision (benefit) as reported in the statements of operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Benefit for income taxes at statutory Federal rate	$(5,256,200)	$(5,159,100)	$(7,366,400)
State taxes, net of Federal benefit	—	148,500	(1,072,500)
Dividends received deduction	(50,100)	(44,900)	(70,100)
Nondeductible expenses	5,900	8,600	26,700
Write-off of DTA due to 382 Limitation	10,382,276	—	—
Change in cash surrender value of life insurance	(216,300)	(213,000)	(282,200)
(Decrease) increase in valuation allowance	(4,853,660)	5,452,116	11,386,236
Other	(11,916)	32,784	(407,986)

Total provision (benefit) for income taxes	$—	$225,000	$2,213,750

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

At December 31, 2011 and 2010, the tax effects of temporary differences that give rise to the Company’s deferred tax assets and deferred tax liabilities are as follows:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$3,655,330	$5,988,212
Nonaccrual interest	774,233	5,125,083
Investment impairment charges	—	1,227,083
Premises and equipment	1,090,095	1,128,094
Accrued expenses	405,108	224,941
Capital loss carryover	572,301	—
State NOL carryforward benefit	3,081,579	1,359,435
Federal NOL carryforward benefit	14,755,699	2,901,965
NOL write-off for § 382 Limitation	(10,382,276)	—
Federal AMT benefit estimate	317,704	317,704
Other	144,809	203,071

Gross deferred tax assets	14,414,582	18,475,588
Valuation allowance	(14,414,582)	(18,466,961)

Deferred tax assets, net of valuation allowance	—	8,627

Deferred tax liabilities
Investment securities	(82,337)	(795,169)
Other	—	(8,627)

Gross deferred tax liabilities	(82,337)	(803,796)

Deferred tax liability, net	$(82,337)	$(795,169)

The net deferred tax liability at December 31, 2011 and 2010 is included in accrued expenses and other liabilities in the consolidated balance sheets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

The allocation of the deferred tax (benefit) provision items charged to operations and items charged directly to equity for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Deferred tax (benefit) provision allocated to equity	$(712,832)	$291,768	$558,874

Deferred tax provision allocated to operations	—	—	8,624,602

Total deferred tax (benefit) provision	$(712,832)	$291,768	$9,183,476

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at December 31, 2011. The deferred tax position has been affected by several significant transactions in recent years. These transactions include increased provision for loan losses, the increasing levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company is in a cumulative net loss position at December 31, 2011, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $14.4 million against its deferred tax asset at December 31, 2011. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

As measured under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50% change of ownership in 2010. Consequently, use of the Company’s net operating loss carryforward and certain built in deductions available against future taxable income in any one year are limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company’s fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years.

The Company has analyzed the impact of its recent ownership change and has calculated the annual limitation under IRC 382 to be $284,000. Based on the analysis, the Company has determined that the pre-change net operating losses and net unrealized built-in deductions are approximately $36.2 million. Based on a 20 year carryforward period, the Company may utilize approximately $5.6 million of the pre change net operating losses and built-in deductions. Therefore, the Company wrote-off approximately $10.4 million of deferred tax assets. Accordingly, the write-off of the deferred tax asset did not affect the consolidated financial statements as there is a full valuation allowance against the deferred tax asset.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Note 11. Other intangible assets

The changes in the carrying amount of core deposit intangibles for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Core Deposit Intangible:
Balance as of January 1,	53,208	69,108
Amortization expense	15,012	15,900

Balance as of December 31,	38,196	53,208

Total other intangible assets	$38,196	$53,208

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $15,012, $15,900 and $16,788, respectively. Expected future amortization expenses are as follows:

Years Ending
December 31,	Amount
2012	$14,124
2013	13,236
2014	10,836

Total	$38,196

Note 12. Cash Surrender Value of Life Insurance

The Bank has an investment in, and is the beneficiary of, life insurance policies. The purpose of these life insurance investments is to provide income through the appreciation in the cash surrender value of the policies on the lives of certain officers, directors and employees of the Bank. These policies have an aggregate cash surrender value of $20,984,604 and $20,348,332 at December 31, 2011 and 2010, respectively. These assets are unsecured and maintained in a separate account with one insurance carrier. Income earned on these life insurance policies aggregated $636,272, $546,910 and $724,627 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in non-interest income.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Loss Per Share

The following tables represent information about the computation of basic and diluted loss per share for the years ended December 31, 2011, 2010 and 2009:

	2011
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share

Loss attributable to common shareholders	$(15,459,486)	38,362,727	$(0.40)

	2010
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share

Loss attributable to common shareholders	$(15,398,945)	11,850,946	$(1.30)

	2009
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share

Loss attributable to common shareholders	$(23,879,606)	4,753,783	$(5.02)

For the years ended December 31, 2011, 2010 and 2009, there were no dilutive securities. In December 2011, the Board of Directors approved the Company’s 2012 Stock Plan, authorizing 3,000,000 shares to be issued. No awards were granted in 2011.

Note 14. 401(k) Savings Plan

The Company offers employees participation in the Patriot National Bank 401(k) Savings Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. The Company may make discretionary matching contributions of 50% up to 6% of the participants’ salary to the 401(k) Plan. Participants are immediately vested in their contributions and the Company’s contributions. The Company contributed approximately $201,000, $206,000 and $205,000 to the 401(k) Plan in 2011, 2010 and 2009, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2011 and 2010:

	2011	2010
Commitments to extend credit:
Future loan commitments	$91,250,740	$4,701,779
Home equity lines of credit	28,947,854	21,197,134
Unused lines of credit	17,877,138	7,721,359
Undisbursed construction loans	1,796,965	1,290,628
Financial standby letters of credit	532,000	52,000

	$140,404,697	$34,962,900

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial property, deposits and securities. Based on the significant growth in the unfunded commitments, the bank has established a reserve of $44,000 as of December 31, 2011. No liability was required to be recorded at December 31, 2010.

Note 16. Regulatory and Operational Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2011 the Company and the Bank are categorized as “well capitalized” for these purposes. In addition, due to the Bank’s asset profile and current economic conditions in its markets, the Bank’s capital plan pursuant to the Agreement described below does target a minimum 9% Tier 1 leverage capital ratio.

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

December 31, 2011, 2010 and 2009

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

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2011 and 2010 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2011	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Company:

Total Capital (to Risk Weighted Assets)	$63,658	15.22%	$33,469	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,377	13.95%	16,735	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	58,377	9.01%	25,931	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$61,616	14.75%	$33,445	8.00%		$41,806	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,339	13.48%	16,722	4.00%		25,084	6.00%
Tier 1 Capital (to Average Assets)	56,339	8.69%	25,929	4.00%		32,411	5.00%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2010	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Company:

Total Capital (to Risk Weighted Assets)	$80,358	17.08%	$37,643	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	73,822	15.69%	18,822	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	73,822	9.16%	32,219	4.00%		N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$77,705	16.54%	$37,582	8.00%		$46,978	10.00%
Tier 1 Capital (to Risk Weighted Assets)	71,178	15.15%	18,791	4.00%		28,187	6.00%
Tier 1 Capital (to Average Assets)	71,178	8.84%	32,203	4.00%		40,253	5.00%

On October 15, 2010, the Company issued and sold to PNBK Holdings LLC, 33,600,000 shares of its common stock at a purchase price of $1.50 per share. The shares sold to PNBK Holdings LLC represent 87.6% of the Company’s current issued and outstanding common stock. As a result of the additional capital, the Bank’s capital ratios increased significantly and helped return it to a “well capitalized” classification under the regulatory framework for prompt correction action. Another factor of this transaction is that the Company has a new Chairman of the Board of Directors, as well as a new President and CEO. These changes to management are key components to the recovery plan and will help the Bank reach its goal of restored profitability.

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of December 31, 2011, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

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

Recent Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010. The Act is a significant piece of legislation that will continue to have a major impact on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies. Management continues to evaluate the impact of the Act; however, uncertainty remains as to its operational impact, which could have a material adverse impact on the Company’s business, results of operations and financial condition. Many of the provisions of the Act are aimed at financial institutions that are significantly larger than the Company and the Bank. Notwithstanding this, there are many other provisions that the Company and the Bank are subject to and will have to comply with, including any new rules applicable to the Company and the Bank promulgated by the Bureau of Consumer Financial Protection, a new regulatory body dedicated to consumer protection. As rules and regulations are promulgated by the agencies responsible for implementing and enforcing the Act, the Company and the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

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

December 31, 2011, 2010 and 2009

Note 17. Related Party Transactions

In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms, including interest rates, similar to those available to unrelated customers.

Changes in loans outstanding to such related parties during 2011 and 2010 are as follows:

	2011	2010
Balance, beginning of year	$3,514,460	$3,540,593
Additional Loans	7,012	184,257
Repayments	(1,452,533)	(210,390)

Balance, end of year	$2,068,939	$3,514,460

Related party deposits aggregated approximately $3,520,901 and $3,131,000 as of December 31, 2011 and 2010, respectively.

The Company leases office space to a director of the Company under one lease at December 31, 2011 and under two leases in 2010 and 2009. Rental income under these leases for the years ended December 31, 2011, 2010 and 2009, was approximately $25,601, $26,700 and $26,700 respectively.

During 2009, the Company paid legal fees of approximately $2,700 to an attorney who is a director of the Company. During 2010, the Company did not have a need for his legal services. The Company paid legal fees of approximately $75 for his services during 2011.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Note 18. Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	2011
	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding losses arising during the period	$(766,569)	$291,296	$(475,273)

Less reclassification adjustment for gains recognized in income	$(1,109,305)	$421,536	$(687,769)

Unrealized holding losses on available for sale securities	$(1,875,874)	$712,832	$(1,163,042)

	2010
	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gain arising during the period	$767,812	$(291,768)	$476,044

Unrealized holding gain on available for sale securities	$767,812	$(291,768)	$476,044

	2009
	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gain arising during the period	$1,921,934	$(730,334)	$1,191,600

Less reclassification adjustment for gains recognized in income	$(451,214)	$171,461	$(279,753)

Unrealized holding gain on available for sale securities	$1,470,720	$(558,873)	$911,847

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

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

Available-for-Sale Securities: These financial instruments are recorded at fair value in the financial statements. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include U.S. government agency bonds and mortgage-backed securities, corporate bonds and money market preferred equity securities. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricings. The fair value measurements considered observable data may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data. Level 3 securities are instruments for which significant unobservable input are utilized. Available-for-sale securities are recorded at fair value on a recurring basis.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Other Real Estate Owned: The fair value of the Company’s OREO properties is based on the estimated current property valuations less estimated selling costs. When the fair value is based on current observable appraised values, OREO is classified within Level 2. The Company classifies the OREO within Level 3 when unobservable adjustments are made to appraised values. The Company does not record other real estate owned at fair value on a recurring basis.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

The following table details the financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Corporate bonds	$—	$11,383,458	$—	$11,383,458
U.S. Government agency mortgage-backed securities	—	50,049,429	—	50,049,429
U.S. Government bonds	—	5,037,085	—	5,037,085

Securities available for sale	$—	$66,469,972	$—	$66,469,972

December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Securities available for sale	$—	$40,564,700	$—	$40,564,700

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

The following table reflects assets measured at fair value on a non-recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Impaired Loans (1)	$—	$—	$13,498,177	$13,498,177

Other real estate owned (2)	$—	$—	$2,762,640	$2,762,640

December 31, 2010
Impaired Loans (1)	$—	$—	$30,999,865	$30,999,865

Other real estate owned (2)	$—	$—	$10,103,199	$10,103,199

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.
(2)	Represents carrying value for which adjustments are based on the appraised value of the property.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of December 31, 2011 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 (in thousands):

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing deposits due from banks	$4,242	$4,242	$4,613	$4,613
Interest-bearing deposits due from banks	50,474	50,474	131,711	131,711
Federal funds sold	—	—	10,000	10,000
Short-term investments	710	710	453	453
Other Investments	3,500	3,500	3,500	3,500
Available-for-sale securities	66,470	66,470	40,565	40,565
Federal Reserve Bank stock	1,707	1,707	1,192	1,192
Federal Home Loan Bank stock	4,508	4,508	4,508	4,508
Loans receivable, net	501,477	511,648	534,531	542,360
Accrued interest receivable	2,453	2,453	2,512	2,512

Financial Liabilities:
Demand deposits	$65,613	$65,613	$51,058	$51,058
Savings deposits	59,396	59,396	57,042	57,042
Money market deposits	52,890	52,890	92,683	92,683
NOW accounts	24,396	24,396	19,297	19,297
Time deposits	342,614	347,246	426,728	432,466
FHLB borrowings	50,000	52,645	50,000	51,195
Securities sold under repurchase agreements	7,000	8,173	7,000	7,796
Subordinated debt	8,248	8,248	8,248	8,248
Accrued interest payable	949	949	729	729

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Off-balance-sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2011 and 2010. The estimated fair value of fee income on letters of credit at December 31, 2011 and 2010 was insignificant.

Note 20. Restructuring Charges and Asset Disposals

The Company recorded restructuring charges and asset disposals of $3.0 million for the twelve months ended December 31, 2011. These costs are included in restructuring charges and asset disposals expense in the Consolidated Statements of Operations.

During 2011, the Company announced that it would be undertaking a series of initiatives that are designed to transform and enhance its operations. In order to strengthen the Company’s competitive position and return it to its goal of restored health and profitability, it executed one initiative to consolidate four branch locations and vacate other office space, and a second plan to reduce workforce by approximately 10% of employees.

On March 3, 2011, the Company announced that it would consolidate four branches, effective June 2011, to reduce operating expenses. All customer accounts in the affected branches were transferred to nearby Patriot branches to minimize any inconvenience to customers. The consolidation of these branches resulted in an earnings charge of $1.8 million, which is comprised of lease termination expenses of $1.2 million, lease liabilities charges of $400,000, and severance payments of $200,000 to affected employees. In addition, there was a $600,000 write-off of leasehold improvements and other fixed assets for these branches that were closed.

In order to further reduce operating expenses, the Company announced on May 16, 2011 that it would be executing a workforce reduction plan with employees in the back office operational areas. There were a total of eighteen employees affected by this reduction. This initiative resulted in an earnings charge of $600,000, which is comprised exclusively of severance payments to affected employees.

On September 23, 2011, the Company subleased vacant office space at 900 Bedford Street, Stamford, CT, effective October 1, 2011 for a term of two years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

Restructuring reserves at December 31, 2011 for the restructuring activities taken in connection with these initiatives are comprised of the following:

	Expenses	Cash payments	Non-cash charges	December 31, 2011
Severance and benefit costs	$756,727	$(674,675)	$(17,920)	$64,132
Lease termination costs	1,659,995	(1,279,034)	(63,153)	317,808
Asset disposals	569,719	—	(569,719)	—

Total	$2,986,441	$(1,953,709)	$(650,792)	$381,940

The restructuring reserves at December 31, 2011 are included in accrued expenses and other liabilities in the Consolidated Balance Sheet, with all severance and benefit costs to be paid out within twelve months.

Note 21. Condensed Parent Company Only Financial Statements

The following represent the condensed parent company only balance sheets as December 31, 2011 and 2010, and condensed statements of operations and cash flows for the years ended December 31, 2011, 2010, and 2009.

CONDENSED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
ASSETS
Cash and due from banks	$2,965,508	$2,863,488
Investment in subsidiaries	56,981,301	72,890,128
Other assets	218,293	592,213

Total assets	$60,165,102	$76,345,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings	8,248,000	8,248,000
Accrued expenses and other liabilities	1,267,442	925,641
Shareholders’ equity	50,649,660	67,172,188

Total liabilities and shareholders’ equity	$60,165,102	$76,345,829

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Revenues
Dividends from subsidiary bank	$—	$—	$—

Total revenue	—	—	—

Expenses
Interest on subordinated debt	294,631	297,209	341,426
Other expenses	319,070	312,950	30,745

Total expenses	613,701	610,159	372,171

Loss before equity in undistributed net loss of subsidiaries	(613,701)	(610,159)	(372,171)

Equity in undistributed net loss of subsidiaries	(14,845,785)	(14,788,786)	(23,507,435)

Net loss	$(15,459,486)	$(15,398,945)	$(23,879,606)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2011, 2010 and 2009

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash Flows from Operating Activities
Net loss	$(15,459,486)	$(15,398,945)	$(23,879,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed loss of subsidiaries	14,845,785	14,788,786	23,507,435
Payment of fees to directors in common stock	—	—	55,833
Change in assets and liabilities:
Decrease (increase) in other assets	373,920	666,172	(811,352)
Increase (decrease) in accrued expenses and other liabilities	341,801	(447,579)	1,320,059

Net cash provided by (used in) operating activities	102,020	(391,566)	192,370

Cash Flows from Investing Activities
Net investment in bank subsidiary	—	(43,000,000)	(55,833)

Net cash used in investing activities	—	(43,000,000)	(55,833)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	46,233,779	—
Payment to repurchase common stock	—	—	—
Dividends paid on common stock	—	—	(213,453)
Other	—	—	(908)

Net cash provided by (used in) financing activities	—	46,233,779	(214,361)

Net increase (decrease) in cash and cash equivalents	102,020	2,842,213	(77,824)

Cash and cash equivalents
Beginning	2,863,488	21,275	99,099

Ending	$2,965,508	$2,863,488	$21,275

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$—	$—	$346,086

Accrued dividends declared on common stock	$—	$—	$—

70