Form 10-K/A
period 2011-12-31
PATRIOT NATIONAL BANCORP INC
filed 2012-04-30
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,091,217 based on the last sale price of the common stock as of June 30, 2011 (the last business day of the most recently completed second fiscal quarter).

There were 38,467,073 shares of our Common Stock issued and outstanding as of March 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The annual report on Form 10-K of Patriot National Bancorp, Inc. (“Patriot”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2011, was originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2012, and this Amendment No. 1 is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after March 29, 2012, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 30, 2012 in connection with this Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 30, 2012.

PART III

DIRECTORS, EXECUTIVE OFFICERS,

AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Michael A. Carrazza	46	Chairman of the Board of Directors
Christopher D. Maher	45	President and Chief Executive Officer and Director
Robert F. O’Connell	63	Senior Executive Vice President, Chief Financial Officer and Director
Phillip W. Wolford	64	Secretary
Edward N. Constantino	64	Director
Kenneth T. Neilson	63	Director
Raymond B. Smyth	65	Director
Emile Van den Bol	47	Director
Michael Weinbaum	45	Director
Mark C. Foley	60	Executive Vice President and Chief Credit Officer

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

Christopher D. Maher

Mr. Maher has been President, Chief Executive Officer and a director of the Company since 2010. Prior to that, Mr. Maher was Executive Vice President and in charge of retail banking for Dime Community Bancshares, Inc. and the Dime Savings Bank of Williamsburgh since 2005, and was named EVP and Chief Retail Officer in January 2009. Mr. Maher’s banking experience includes work for several New York City metropolitan area banks, including The Dime Savings Bank of New York, Chemical Bank, and Chatham Savings. Mr. Maher was a Senior Vice President in the Retail Banking division of The Dime Savings Bank of New York, where he served from 1989 through 2000. Mr. Maher is a former Director of the IFX Forum, a financial services technology standards organization and serves as Chairman of The Board of Trustees for Helen Keller Services for the Blind, an organization he has served since 1998. In addition, Mr. Maher has served on the Board of Housing Development Fund since 2012.

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

Edward N. Constantino

Mr. Constantino has over 40 years of audit, advisory and tax experience working for two major accounting firms, Arthur Anderson LLP and KPMG LLP. Mr. Constantino retired from KPMG in late 2009, where he was an Audit Partner in charge of the Firm’s real estate and asset management businesses. Mr. Constantino is a member of the Board of Directors of ARC Property Trust and a member of the Audit Committee of the New York City Housing Authority. Mr. Constantino also serves as a consultant for the law firm of Skadden Arps. Mr. Constantino’s specific skills include auditing national and multinational organizations, internal control and compliance, financial reporting, regulatory reporting, risk management, asset valuation, accounting and finance and transaction structuring. He is a licensed CPA, a Member of the American Institute of Certified Public Accountants and a Member of the New York State Society of Public Accountants. He is currently a Member of the Board of Trustees and the Audit Committee Chairman of St. Francis College.

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

Raymond Smyth

Mr. Smyth served as our director from November 2008 until 2010 and since 2011. He is a partner in the accounting firm of Masotti & Masotti. In addition, he is a CPA and a financial expert. His business experience together with his financial skills will be valuable to the Board’s overall capabilities.

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

Michael J. Weinbaum

Mr. Weinbaum has been the Vice President of Real Estate Operations for United Capital Corp. for more than twenty years. Mr. Weinbaum has extensive experience in real estate operations and transactions. He is a member of the International Council of Shopping Centers and has been a member of United Capital’s Board of Directors since 2005. Mr. Weinbaum currently serves on the Finance Board and Board of Trustees for St. Mary’s Healthcare for Children.

Mark C. Foley

Mr. Foley has been Executive Vice President and Chief Credit Officer since November, 2011. From 2010 to 2011 he was Chief Credit Officer at Herald National Bank. Prior to that he was Managing Director at Forensic Investigative Associates since 2004.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the issued and outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all Section 16(a) forms to the Company. No Form 3 or 4 filings are known to be late for any of the directors, officers and beneficial owners of more than 10 percent of any class of equity securities of the Company in 2011 except for Mr. Neilson (two filings), Mr. Constantino (one filing) and Mr. Foley (one filing).

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

Board of Directors

The Board of Directors currently consists of eight members. Directors serve until their successors are duly elected or appointed. The Board of Directors has designated a Compensation Committee, Audit Committee, Nominating and Corporate Governance Committee and Executive Committee of the Board. Messrs. Neilson (chairman), Carrazza and Constantino are members of the Compensation Committee; Messrs. Constantino (chairman), Smyth, and Neilson are members of the Audit Committee; Messrs. Van den Bol (chairman), Carrazza and Constantino are members of the Nominating and Corporate Governance Committee; and Messrs Carrazza (chairman), Constantino, Maher, Neilson and Van den Bol are members of the Executive Committee of the Board.

Audit Committee Financial Expert

Our Board of Directors has determined that Edward N. Constantino and Raymond Smyth are the financial experts serving on our Audit Committee.

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

Name and Principal Position(s)	Year	Salary			Bonus		All Other Annual Compensation		Total
Michael A. Carrazza (1) Chairman	2011 2010	$ $	300,000 -0-	(2)	$150,000 -0-	(2)	$ $	-0- -0-	$ $	450,000 -0-

Christopher D. Maher (1)	2011		$375,000		$150,000	(2)		$12,000		$537,000
President and CEO	2010		$67,682		$-0-			$2,500		$70,182

Robert F. O’Connell	2011		$253,323		$-0-			$7,430		$260,753
Senior Executive Vice President and Chief Financial Officer	2010		$253,323		$-0-			$7,423		$260,746

(1)	Messrs. Carrazza and Maher have been employed by the Company since October 15, 2010.
(2)	Substantially all of the salary and bonus for Mr. Carrazza and the bonus for Mr. Maher for 2011 have been accrued but will not be paid pending regulatory review.

Potential Payments Upon Termination or Change of Control

Patriot and/or the Bank have entered into certain agreements and maintain certain plans that will require the payment of compensation to Mr. O’Connell in the event of a change of control of Patriot. The amount of compensation payable to him in each situation is listed in the table below. The disclosures assume a payment event having occurred on December 31, 2011.

The following table describes the potential payments upon a deemed change of control (“COC”) of Patriot for Robert F. O’Connell:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Normal Retirement	Involuntary Not for Cause Termination	For Cause Termination	Involuntary or Good Reason Termination (COC)	Death or Disability
Compensation:
Cash	$0	$0	$0	$0	$625,000	$0
Non-Cash	$0	$0	$0	$0	$0	$0
Benefits and Perquisites:	$0	$0	$0	$0	$0	$0
Total:	$0	$0	$0	$0	$625,000	$0

Payments are capped so as not to exceed the limits of Section 280G of the Internal Revenue Code. The exercise of rights under the change of control agreement will not result in adverse tax consequences to Patriot under Section 280G of the Internal Revenue Code of 1986, as amended.

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

Patriot National Bancorp, Inc. 2012 Stock Plan

In 2011, Patriot adopted the Patriot National Bancorp, Inc. 2012 Stock Plan. The 2012 Plan is administered by a committee of not less than two disinterested members of Patriot’s Board of Directors. Grants under the 2012 Plan may be made in the form of stock options, restricted stock and phantom stock units. The 2012 Plan authorizes 3,000,000 shares of Patriot’s common stock for issuance. Phantom stock units may be granted under the 2012 Plan up to 1,000,000 units.

Under the terms of the 2012 Plan, only Patriot employees and employees of its subsidiaries may receive stock options. The exercise price of the stock options shall be not less than the fair market value of the stock on the date of grant. The Plan Committee shall determine the dates upon which the options may be exercisable, which shall not exceed 10 years from the date of grant. The options may be exercised on a cashless basis if approved by the Plan Committee.

Only Patriot’s and the Bank’s non-employee directors are eligible to receive grants of restricted stock under the 2012 Plan. Each calendar year, Patriot’s directors shall receive shares of restricted stock valued at $12,500 and the directors of the Bank shall receive shares of restricted stock valued at $7,500. The restricted stock shall be subject to such terms and conditions, including vesting, as may be determined by the Plan Committee.

Only Patriot’s employees and employees of its subsidiaries are eligible to receive phantom stock units under the 2012 Plan. The phantom stock units entitle the holder to receive upon exercise, in cash or shares of common stock, the appreciation in the value of the common stock from the date of grant. The Plan Committee shall determine the terms and conditions of each phantom stock unit award. Upon a change of control of Patriot, the grantee shall be required to redeem all of his or her phantom stock units. In the event of a sale of substantially all of Patriot’s assets, all outstanding phantom stock units will be redeemed

There were no awards made under Patriot’s 2012 Stock Plan during 2011.

Director Compensation

The following table details the compensation paid to or accrued for each of Patriot’s non-management directors in 2011:

Name	Fees Earned or Paid in Cash ($)	Cash Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Edward N. Constantino	27,250	-0-	-0-	-0-	-0-	-0-	27,250
Kenneth T. Neilson	24,000	-0-	-0-	-0-	-0-	-0-	24,000
Emile Van den Bol	19,750	-0-	-0-	-0-	-0-	-0-	19,750
Michael J. Weinbaum	17,250	-0-	-0-	-0-	-0-	-0-	17,250

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company has 3,000,000 shares of common stock authorized for issuance under the 2012 stock plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides certain information about beneficial ownership of common stock of the Company as of April 15, 2012 with respect to: (i) each person, or group of affiliated persons, who is known to the Company to own more than five percent (5%) of Company common stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s directors and executive officers as a group.

Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of common stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 38,467,073 shares of common stock outstanding. In computing the number of shares of common stock beneficially owned by a person and applicable percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of April 15, 2012. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each shareholder is in care of Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, CT 06901.

	Shares of Common Stock Beneficially Owned
Beneficial Owner	Shares		Percent of Class
Michael A. Carrazza	33,669,500	(1)	87.7%
Edward N. Constantino	24,492	(5)	*
Christopher D. Maher	21,000		*
Kenneth T. Neilson	72,192	(3)	*
Robert F. O’Connell	27,948		*
Emile Van den Bol	14,924	(5)	*
Raymond Smyth	36,325	(4)	*
Michael J. Weinbaum	64,492	(5)	*
Philip W. Wolford	12,873	(6)	*
Mark C. Foley	0		*
All Directors and Executive Officers	33,943,746	(1)(2)(3)(4)(5)(6)	88.4%

*	Less than one percent (1%)
(1)

Includes 33,600,000 shares held by PNBK Holdings LLC (“Holdings”). Mr. Carrazza is the manager of PNBK Sponsor LLC (“Sponsor”), which is the manager of Holdings; therefore, Mr. Carrazza may be deemed to indirectly beneficially own the shares directly owned by Holdings. Holdings has sole voting and dispositive power with regard to all 33,600,000 shares; Sponsor and Carrazza have shared voting and shared dispositive power of said shares. Also includes 55,000 shares held by Solaia Capital Management Profit Sharing Plan for the benefit of Mr. Carrazza. Mr. Carrazza has sole voting and dispositive power with regard to such shares.

(3)

Includes 57,700 shares held by Neilson Holdings LP (“NH”). Mr. Neilson is the general partner of NH; therefore, Mr. Neilson may be deemed to indirectly beneficially own the shares held by NH. Also includes 11,776 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.

(4)	Includes 6,264 shares held in an IRA for the benefit of Mr. Smyth. Also includes 9,784 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(5)	Includes 11,776 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(6)	Includes 84 shares held in joint tenancy with Regine Vantieghem, Mr. Wolford’s wife; and 302 shares owned solely by Regine Vantieghem over which Mr. Wolford disclaims beneficial ownership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Directors and Officers of Patriot

In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). There were no loans to officers and directors outstanding as of December 31, 2011. In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination these loans neither involved more than the normal risk of collectibility nor presented any other unfavorable features.

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

The following table sets forth the principal accounting fees we paid to KPMG LLP and McGladrey & Pullen, LLP, two independent registered public accounting firms, with respect to our fiscal years ended December 31, 2011 and 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other services rendered.

	Year Ended
	December 31, 2011	December 31, 2010
Audit fees (1)	$407,400	$495,193
Audit-related fees (2)	7,500	—
Tax fees (3)	35,000	38,600
All other fees	—	—

Total fees	$449,900	$533,791

(1)	Audit fees with respect to the year ended December 31, 2011 represent payments made by Patriot to KPMG LLP for professional services. Audit fees with respect to the year ended December 31, 2010 represent payments made by Patriot to KPMG LLP and McGladrey & Pullen, LLP for professional services. These payments were approved by the Audit Committee.
(2)	Audit-related fees are payments made to KPMG LLP in connection with Patriot’s Registration Statement on Form S-8.
(3)	Tax fees with respect to the year ended December 31, 2011 represent payments made by Patriot to KPMG LLP for their preparation of Patriot’s federal and state income tax returns. Tax fees with respect to the year ended December 31, 2010 represent payments made by Patriot to KPMG LLP and RSM McGladrey, Inc. for their preparation of Patriot’s federal and state income tax returns. These payments were approved by the Audit Committee.

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

The Audit Committee approved the audit-related fees, tax fees and all other fees set forth above for the year ended December 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) Index to Exhibits

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT NATIONAL BANCORP, INC.

Date: April 30, 2012	By:	/s/ Christopher D. Maher
Christopher D. Maher
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Maher Christopher D. Maher	President and Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2012

/s/ Robert F. O’Connell Robert F. O’Connell	Senior Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	April 30, 2012

/s/ Michael A. Carrazza Michael A. Carrazza	Chairman of the Board of Directors	April 30, 2012

/s/ Edward N. Constantino Edward N. Constantino	Director	April 30, 2012

/s/ Kenneth T. Neilson Kenneth T. Neilson	Director	April 30, 2012

/s/ Raymond B. Smyth Raymond B. Smyth	Director	April 30, 2012

Emile van den Bol	Director

/s/ Michael Weinbaum Michael Weinbaum	Director	April 30, 2012