Form 10-Q
period 2012-03-31
PATRIOT NATIONAL BANCORP INC
filed 2012-05-15
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common stock, $0.01 par value per share, 38,467,073 shares outstanding as of the close of business April 30, 2012.

PART I—FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$4,052,483	$4,241,552
Interest bearing deposits	99,211,871	50,474,257
Short-term investments	709,843	709,567

Total cash and cash equivalents	103,974,197	55,425,376
Securities:
Available for sale securities, at fair value (Note 2)	58,591,854	66,469,972
Other Investments	3,500,000	3,500,000
Federal Reserve Bank stock, at cost	1,692,150	1,707,000
Federal Home Loan Bank stock, at cost	4,343,800	4,508,300

Total securities	68,127,804	76,185,272
Loans receivable (net of allowance for loan losses: 2012: $8,460,943 2011: $9,384,672) (Note 3)	466,265,222	501,227,297
Loans held for sale	—	250,000
Accrued interest and dividends receivable	2,242,791	2,453,179
Premises and equipment, net	4,882,489	4,108,318
Cash surrender value of life insurance	21,127,273	20,984,604
Other real estate owned	1,461,647	2,762,640
Deferred tax asset (Note 6)	—	—
Other assets	3,046,285	2,419,592

Total assets	$671,127,708	$665,816,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$59,049,656	$65,613,374
Interest bearing deposits	480,540,664	479,296,019

Total deposits	539,590,320	544,909,393
Borrowings:
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	60,000,000	50,000,000

Total borrowings	67,000,000	57,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	5,052,168	5,109,225

Total liabilities	619,890,488	615,266,618

Commitments (Note 9)
Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2012: 38,478,778 shares issued; 38,467,073 shares outstanding. 2011: 38,374,432 shares issued; 38,362,727 shares outstanding	384,787	383,744
Additional paid-in capital	105,129,021	105,050,433
Accumulated deficit	(54,313,301)	(54,858,831)
Less: Treasury stock, at cost: 2012 and 2011 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive income	196,738	134,339

Total shareholders’ equity	51,237,220	50,549,660

Total liabilities and shareholders’ equity	$671,127,708	$665,816,278

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest and Dividend Income
Interest and fees on loans	$6,665,792	$6,956,561
Interest on investment securities	477,030	274,183
Dividends on investment securities	33,281	69,901
Interest on federal funds sold	—	4,026
Other interest income	10,478	61,890

Total interest and dividend income	7,186,581	7,366,561

Interest Expense
Interest on deposits	1,516,844	1,865,349
Interest on Federal Home Loan Bank borrowings	356,837	418,875
Interest on subordinated debt	76,567	70,398
Interest on other borrowings	76,926	76,082

Total interest expense	2,027,174	2,430,704

Net interest income	5,159,407	4,935,857

Provision for Loan Losses	(845,402)	6,981,629

Net interest income (loss) after provision for loan losses	6,004,809	(2,045,772)

Non-interest Income
Mortgage brokerage referral fees	12,420	13,000
Loan application, inspection & processing fees	14,727	16,799
Fees and service charges	228,668	280,901
Gain on sale of loans	263,646	—
Loss on sale of investment securities	(8,042)	—
Earnings on cash surrender value of life insurance	142,669	168,260
Other income	95,909	103,890

Total non-interest income	749,997	582,850

Non-interest Expense
Salaries and benefits	2,890,724	3,214,515
Occupancy and equipment expense	1,123,584	1,354,567
Data processing	346,021	327,804
Advertising and promotional expense	17,729	157,974
Professional and other outside services	615,082	881,707
Loan administration and processing expense	8,280	37,059
Regulatory assessments	410,001	611,268
Insurance expense	169,245	230,774
Other real estate operations	(150,247)	270,507
Material and communications	131,178	200,138
Restructuirng charges	368,477	—
Other operating expense	279,202	233,363

Total non-interest expense	6,209,276	7,519,676

Income (loss) before income taxes	545,530	(8,982,598)
Provision for Income Taxes	—	—

Net income (loss)	$545,530	$(8,982,598)

Basic and diluted income (loss) per share	$0.01	$(0.23)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$545,530	$(8,982,598)
Other comprehensive income (loss):
Unrealized holding gains on securities:
Unrealized holding gains arising during the period	67,385	3,225
Less reclassification adjustment for losses included in net income	(4,986)	—

Total	62,399	3,225

Comprehensive income (loss)	$607,929	$(8,979,373)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	sep 30,	sep 30,	sep 30,	sep 30,	sep 30,	sep 30,	sep 30,
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Three months ended March 31, 2011

Balance at December 31, 2010	38,362,727	$383,744	$105,050,433	$(39,399,345)	$(160,025)	$1,297,381	$67,172,188

Comprehensive loss
Net loss	—	—	—	(8,982,598)	—	—	(8,982,598)
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	3,225	3,225

Total comprehensive loss							(8,979,373)

Balance, March 31, 2011	38,362,727	$383,744	$105,050,433	$(48,381,943)	$(160,025)	$1,300,606	$58,192,815

Three months ended March 31, 2012

Balance at December 31, 2011	38,362,727	$383,744	$105,050,433	$(54,858,831)	$(160,025)	$134,339	$50,549,660

Comprehensive income
Net income	—	—	—	545,530	—	—	545,530
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	62,399	62,399

Total comprehensive income							607,929

Share-based compensation expense			79,631				79,631
Issuance of restricted stock	104,346	1,043	(1,043)				—

Balance, March 31, 2012	38,467,073	$384,787	$105,129,021	$(54,313,301)	$(160,025)	$196,738	$51,237,220

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$545,530	$(8,982,598)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Restructuring charges	311,616	—
Amortization and accretion of investment premiums and discounts, net	114,285	54,861
Amortization and accretion of purchase loan premiums and discounts, net	2,333	2,514
Provision for loan losses	(845,402)	6,981,629
Gain on sale of loans	(263,646)	—
Loss on sale of investment securities	8,042	—
Amortization of core deposit intangible	3,531	3,753
Earnings on cash surrender value of life insurance	(142,669)	(168,260)
Depreciation and amortization	300,970	347,700
(Gain) loss on sale of other real estate owned	(201,355)	58,215
Impairment writedown on other real estate owned	—	165,764
Share-based compensation	79,631	—
Changes in assets and liabilities:
Decrease in deferred loan costs	314,763	149,244
Decrease in accrued interest and dividends receivable	210,388	186,483
(Increase) decrease in other assets	(630,224)	342,597
Decrease in accrued expenses and other liabilities	(406,919)	(107,350)

Net cash used in operating activities	(599,126)	(965,448)

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	2,690,810	1,975,898
Proceeds from the sale of available for sale securities	5,165,626	—
Proceeds from repurchase of excess stock by the Federal Reserve Bank	14,850	190,200
Purchases of Federal Reserve Bank Stock	—	(1,174,100)
Proceeds from repurchase of excess Federal Home Loan Bank Stock	164,500	—
Proceeds from sale of loans	67,126,928	46,440,794
Net (increase) decrease in loans	(32,361,045)	14,087,758
Purchase of other real estate owned	—	(481,165)
Proceeds from sale of other real estate owned	1,823,435	15,715,973
Capital improvements of other real estate owned	(32,943)	—
(Purchase) refund of bank premises and equipment	(125,141)	7,025

Net cash provided by investing activities	44,467,020	76,762,383

Cash Flows from Financing Activities:
Net decrease in demand, savings and money market deposits	(4,345,839)	(7,445,003)
Net decrease in time certificates of deposits	(973,234)	(58,080,795)
Increase in FHLB borrowings	10,000,000	—

Net cash provided by (used in) financing activities	4,680,927	(65,525,798)

Net increase in cash and cash equivalents	48,548,821	10,271,137
Cash and Cash Equivalents:
Beginning	55,425,376	146,777,658

Ending	$103,974,197	$157,048,795

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,950,296	$2,355,998

Income taxes paid	$—	$8,534

Supplemental disclosures of noncash operating, investing and financing activities:
Unrealized holding gain on available for sale securities arising during the period	$100,645	$5,202

Transfer of loans to other real estate owned	$1,238,144	$—

Transfer of other real estate owned to premises and equipment	$950,000	$—

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Basis of Financial Statement Presentation

The Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp” or “the Company”) at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2011.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for the remainder of 2012.

Note 2: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available-for-sale securities at March 31, 2012 and December 31, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012:

U. S. Government agency bonds	$5,000,000	$25,780	$—	$5,025,780
U. S. Government agency mortgage-backed securities	41,048,592	966,105	(2,976)	42,011,721
Corporate bonds	12,225,941	38,098	(709,686)	11,554,353

	$58,274,533	$1,029,983	$(712,662)	$58,591,854

December 31, 2011:

U. S. Government agency bonds	$5,000,000	$37,085	$—	$5,037,085
U. S. Government agency mortgage-backed securities	49,004,232	1,051,097	(5,900)	50,049,429
Corporate bonds	12,249,064	25,338	(890,944)	11,383,458

	$66,253,296	$1,113,520	$(896,844)	$66,469,972

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at March 31, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2012:

U. S. Government mortgage-backed securities	$53,609	$(152)	$247,777	$(2,824)	$301,386	$(2,976)
Corporate bonds	5,290,314	(709,686)	—	—	5,290,314	(709,686)

Totals	$5,343,923	$(709,838)	$247,777	$(2,824)	$5,591,700	$(712,662)

December 31, 2011:

U. S. Government mortgage-backed securities	$4,941,662	$(5,492)	$68,309	$(408)	$5,009,971	$(5,900)
Corporate bonds	8,358,120	(890,944)	—	—	8,358,120	(890,944)

Totals	$13,299,782	$(896,436)	$68,309	$(408)	$13,368,091	$(896,844)

At March 31, 2012, six securities had unrealized holding losses with aggregate depreciation of 11.3% from the amortized cost. At December 31, 2011, nine securities had unrealized losses with aggregate depreciation of 6.3% from the amortized cost.

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

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

The amortized cost and fair value of available-for-sale debt securities at March 31, 2012 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	Amortized Cost	Fair Value
Maturity:
Over 10 years	$—	$—
Corporate bonds < 5 years	3,225,941	3,255,009
Corporate bonds 5 to 10 years	9,000,000	8,299,344
U.S. Government bonds 5 to 10 years	5,000,000	5,025,780
Mortgage-backed securities	41,048,592	42,011,721

Total	$58,274,533	$58,591,854

Note 3: Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
	2012	2011
Real Estate
Commercial	$230,629,333	$215,659,837
Residential	140,538,413	188,108,855
Construction	11,461,824	12,306,922
Construction to permanent	8,298,423	10,012,022
Commercial	32,252,224	31,810,735
Consumer home equity	48,945,029	49,694,546
Consumer installment	2,063,935	2,164,972

Total Loans	474,189,181	509,757,889
Premiums on purchased loans	228,792	231,125
Net deferred costs	308,192	622,955
Allowance for loan losses	(8,460,943)	(9,384,672)

Loans receivable, net	$466,265,222	$501,227,297

On March 29, 2012, the Bank completed the sale of $66.4 million of residential loans consummated for a cash purchase price of $66.7 million, which represented 101% of the Bank’s net book value for these assets.

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended
	March 31,
	2012	2011
Balance, beginning of period	$9,384,672	$15,374,101
Provision for loan losses	(845,402)	6,981,629
Loans charged-off	(102,483)	(4,153,547)
Recoveries of loans previously charged-off	24,156	20,606
Transferred to loans held-for-sale	—	(6,014,313)

Balance, end of period	$8,460,943	$12,208,476

At March 31, 2012 and December 31, 2011, the unpaid balances of loans 90 days or more past maturity, and still accruing interest were $6,574,115 and $9,461,106, respectively. All of the borrowers of said loans at March 31, 2012 continue to make interest payments, but are past maturity where payoff is pending or are in the process of being renewed.

The unpaid principal balances of loans on nonaccrual status and considered impaired were $15.5 million at March 31, 2012 and $20.7 million at December 31, 2011.

If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $280,000 of additional income during the quarter ended March 31, 2012 and $1.0 million during the quarter ended March 31, 2011.

For the three months ended March 31, 2012 and 2011, the interest collected and recognized as income on impaired loans, which includes non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded, was approximately $225,000 and $431,000, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2012 was $34.2 million.

At March 31, 2012, there were nine loans totaling $18.3 million that were considered “troubled debt restructurings,” as compared to December 31, 2011 when there were twelve loans totaling $25.5 million, all of which were included in impaired loans. At March 31, 2012, five of the nine loans aggregating $11.4 million were accruing loans and four loans aggregating $6.9 million were non-accruing loans.

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

In the past, the Company funded construction of single family homes, when no contract of sale existed, based upon the experience of the builder, the financial strength of the owner, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic conditions. The Company has had a moratorium in place since mid-2008 on new speculative construction loans.

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

The following table sets forth activity in our allowance for loan losses, by loan type, for the period ended March 31, 2012. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Three months ended March 31, 2012
Allowance for loan losses:
Beginning Balance	$882,062	$4,018,746	$867,159	$547,333	$2,550,588	$458,762	$60,022	$9,384,672
Charge-offs	—	(49,922)	—	—	(52,561)	—	—	(102,483)
Recoveries	1,000	21,988	—	—	—	1,168	—	24,156
Provision	211,674	654,436	(24,523)	(311,020)	(1,448,472)	(46,206)	118,709	(845,402)

Ending Balance	$1,094,736	$4,645,248	$842,636	$236,313	$1,049,555	$413,724	$178,731	$8,460,943
Ending balance: individually evaluated for impairment	$97,256	$137,441	$31,520	$125,522	$34,363	$151,500	$—	$577,602

Ending balance: collectively evaluated for impairment	$997,480	$4,507,807	$811,116	$110,791	$1,015,192	$262,224	$178,731	$7,883,341

Total Allowance for Loan Losses	$1,094,736	$4,645,248	$842,636	$236,313	$1,049,555	$413,724	$178,731	$8,460,943

Total Loans ending balance	$32,252,224	$230,629,333	$11,461,824	$8,298,423	$140,538,413	$51,008,964	$—	$474,189,181

Ending balance: individually evaluated for impairment	$269,950	$9,463,672	$1,366,554	$6,208,122	$14,094,198	$1,417,742	$—	$32,820,238

Ending balance : collectively evaluated for impairment	$31,982,274	$221,165,661	$10,095,270	$2,090,301	$126,444,215	$49,591,222	$—	$441,368,943

The following table sets forth activity in our allowance for loan losses, by loan type, for the period ended December 31, 2011. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
2011
Allowance for loan losses:
Beginning Balance	$441,319	$7,632,355	$3,478,058	$491,446	$2,363,838	$578,612	$388,473	$15,374,101
Charge-offs	(374,506)	(2,940,901)	(3,305,318)	—	(1,458,198)	(173,851)	—	(8,252,774)
Transferred to loans held-for-sale	—	(963,461)	(1,409,701)	—	(3,681,498)	—	—	(6,054,660)
Recoveries	1,240	33,764	519,160	—	—	299,414	—	853,578
Provision	814,009	256,989	1,584,960	55,887	5,326,446	(245,413)	(328,451)	7,464,427

Ending Balance	$882,062	$4,018,746	$867,159	$547,333	$2,550,588	$458,762	$60,022	$9,384,672
Ending balance: individually evaluated for impairment	$61,145	$319,894	$31,520	$498,254	$197,478	$151,500	$—	$1,259,791

Ending balance: collectively evaluated for impairment	$820,917	$3,698,852	$835,639	$49,079	$2,353,110	$307,262	$60,022	$8,124,881

Total Allowance for Loan Losses	$882,062	$4,018,746	$867,159	$547,333	$2,550,588	$458,762	$60,022	$9,384,672

Total Loans ending balance	$31,810,735	$215,659,837	$12,306,922	$10,012,022	$188,108,855	$51,859,518	$—	$509,757,889

Ending balance: individually evaluated for impairment	$289,560	$9,575,970	$1,378,579	$9,108,987	$14,986,243	$1,417,742	$—	$36,757,081

Ending balance : collectively evaluated for impairment	$31,521,175	$206,083,867	$10,928,343	$903,035	$173,122,612	$50,441,776	$—	$473,000,808

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

Appraisals on properties securing impaired loans and Other Real Estate Owned (“OREO”) are updated annually. Additionally, appraisals on construction loans are updated four months in advance of scheduled maturity dates. We update our impairment analysis monthly based on the most recent appraisal as well as other factors (such as senior lien positions, e.g. property taxes), and we are using published information regarding actual median home sales prices in the towns/counties where our collateral is located in CT and NY.

The majority of the Company’s impaired loans have been resolved through courses of action other than via bank liquidations of real estate collateral through OREO. These include normal loan payoffs, the traditional workout process, triggering personal guarantee obligations, and troubled debt restructurings. However, as loan workout efforts progress to a point where the bank’s liquidation of real estate collateral is the likely outcome, the impairment analysis is updated to reflect recent actual experience with bank sales of OREO properties.

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

The Company has a risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly, and adjusted if necessary. Similarly, the Loan Committee can adjust a risk rating. The Loan Workout Committee reviews loans rated “special mention” or worse. In addition, the Company engages a third party independent loan reviewer that performs quarterly reviews of a sample of loans, validating the Bank’s risk ratings assigned to such loans. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.

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

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at March 31, 2012:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$23,996,006	$2,077,483	$169,825,746	$8,636,861	$—	$—	$1,290,611	$799,690	$92,449,912	$25,792,748	$44,735,460	$1,387,783	$657,416	$371,649,716
Special Mention	439,482	170,214	15,131,732	5,707,423	8,368,236	—	—	—	9,989,533	—	99,532	2,711,032	—	42,617,184
Substandard & Doubtful	5,569,039	—	20,121,567	11,206,004	1,231,553	1,862,035	—	6,208,122	5,231,707	7,074,513	—	1,417,741	—	59,922,281

	$30,004,527	$2,247,697	$205,079,045	$25,550,288	$9,599,789	$1,862,035	$1,290,611	$7,007,812	$107,671,152	$32,867,261	$44,834,992	$5,516,556	$657,416	$474,189,181

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals
Performing	$31,982,274	$222,609,945	$10,095,270	$6,995,301	$136,945,654	$50,015,222	$458,643,666
Non Performing	269,950	8,019,388	1,366,554	1,303,122	3,592,759	993,742	15,545,515

Total	$32,252,224	$230,629,333	$11,461,824	$8,298,423	$140,538,413	$51,008,964	$474,189,181

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2011:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$23,822,200	$1,737,893	$151,392,526	$11,680,310	$—	$—	$903,035	$—	$129,132,494	$34,895,858	$44,969,963	$1,531,223	$636,863	$400,702,365
Special Mention	1,544,420	170,575	22,426,235	4,585,523	9,210,344	—	—	—	5,316,201	2,400,000	274,365	3,029,362	—	48,957,025
Substandard & Doubtful	4,480,440	55,207	15,981,747	9,593,496	1,243,579	1,852,999	—	9,108,987	3,587,607	12,776,695	—	1,417,742	—	60,098,499

	$29,847,060	$1,963,675	$189,800,508	$25,859,329	$10,453,923	$1,852,999	$903,035	$9,108,987	$138,036,302	$50,072,553	$45,244,328	$5,978,327	$636,863	$509,757,889

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals
Performing	$31,521,175	$206,322,032	$10,928,343	$5,808,035	$183,629,363	$50,865,776	$489,074,724

Non Performing	289,560	9,337,805	1,378,579	4,203,987	4,479,492	993,742	20,683,165

Total	$31,810,735	$215,659,837	$12,306,922	$10,012,022	$188,108,855	$51,859,518	$509,757,889

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these nonaccrual loans was $15.5 million and $20.7 million at March 31, 2012, and December 31, 2011 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, or earlier if deemed appropriate, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain trouble debt restructures (TDRs) are placed on non-accrual status.

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at March 31, 2012:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans
							Total Non-
						>90 Days Past	Accrual and
	31-60 Days	61-90 Days	Greater Than	Total Past		Due and	Past Due
2012	Past Due	Past Due	90 Days	Due	Current	Accruing	Loans
Commercial
Pass	$—	$—	$—	$—	$—	$96	$96
Substandard	—	—	269,950	269,950	—	947,847	1,217,797

Total Commercial	$—	$—	$269,950	$269,950	$—	$947,943	$1,217,893

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$399,734	$399,734
Substandard	$—	$—	$5,829,302	$5,829,302	$2,190,086	$3,499,404	$11,518,792

Total Commercial Real Estate	$—	$—	$5,829,302	$5,829,302	$2,190,086	$3,899,138	$11,918,526

Construction
Substandard	$—	$—	$135,000	$135,000	$1,231,554	$1,727,034	$3,093,588

Total Construction	$—	$—	$135,000	$135,000	$1,231,554	$1,727,034	$3,093,588

Construction to Permanent
Substandard	$—	$—	$—	$—	$1,303,122	$—	$1,303,122

Total Construction to Permanent	$—	$—	$—	$—	$1,303,122	$—	$1,303,122

Residential Real Estate
Substandard	$—	$—	$3,592,759	$3,592,759	$—	$—	$3,592,759

Total Residential Real Estate	$—	$—	$3,592,759	$3,592,759	$—	$—	$3,592,759

Consumer
Substandard	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total Consumer	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total	$—	$—	$10,820,753	$10,820,753	$4,724,762	$6,574,115	$22,119,630

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2011:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans
2011	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non- Accrual and Past Due Loans
Commercial
Special Mention	$—	$—	$—	$—	$—	$44,296	$44,296
Substandard	—	—	289,560	289,560	—	947,847	1,237,407

Total Commercial	$—	$—	$289,560	$289,560	$—	$992,143	$1,281,703

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$402,663	$402,663
Special Mention	—	—	—	—	—	2,832,452	2,832,452
Substandard	$—	$443,259	$6,670,730	$7,113,989	$2,223,816	$3,515,848	$12,853,653

Total Commercial Real Estate	$—	$443,259	$6,670,730	$7,113,989	$2,223,816	$6,750,963	$16,088,768

Construction
Substandard	$—	$—	$135,000	$135,000	$1,243,579	$1,717,999	$3,096,578

Total Construction	$—	$—	$135,000	$135,000	$1,243,579	$1,717,999	$3,096,578

Construction to Permanent
Substandard	$—	$—	$—	$—	$4,203,987	$—	$4,203,987

Total Construction to Permanent	$—	$—	$—	$—	$4,203,987	$—	$4,203,987

Residential Real Estate
Substandard	$—	$—	$4,479,492	$4,479,492	$—	$—	$4,479,492

Total Residential Real Estate	$—	$—	$4,479,492	$4,479,492	$—	$—	$4,479,492

Consumer
Substandard	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total Consumer	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total	$—	$443,259	$12,568,524	$13,011,783	$7,671,382	$9,461,105	$30,144,270

These non-accrual and past due amounts included loans deemed to be impaired of $15.5 million and $20.7 million at March 31, 2012, and December 31, 2011, respectively. Loans past due and still accruing interest were $6.6 million and $9.5 million at March 31, 2012, and December 31, 2011 respectively, and consisted of ten loans at March 31, 2012. All of the loans are current as to payment but past maturity where payoff is pending or in the process of renewal.

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at March 31, 2012.

	Performing (Accruing) Loans
2012	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Performing Loans	Total Non- Accrual and Past Due Loans	Total Loans
Commercial
Pass	$—	$—	$—	$—	$26,073,393	$26,073,393	$96	$26,073,489
Special Mention	—	—	—	—	609,696	609,696	—	609,696
Substandard	—	—	—	—	4,351,242	4,351,242	1,217,797	5,569,039

Total Commercial	$—	$—	$—	$—	$31,034,331	$31,034,331	$1,217,893	$32,252,224

Commercial Real Estate
Pass	$—	$—	$—	$—	$178,062,873	$178,062,873	$399,734	$178,462,607
Special Mention	304,731	—	—	304,731	20,534,424	20,839,155	—	20,839,155
Substandard	1,909,100	—	—	1,909,100	17,899,679	19,808,779	11,518,792	31,327,571

Total Commercial Real Estate	$2,213,831	$—	$—	$2,213,831	$216,496,976	$218,710,807	$11,918,526	$230,629,333

Construction
Pass	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	8,368,236	8,368,236	—	8,368,236
Substandard	—	—	—	—	—	—	3,093,588	3,093,588

Total Construction	$—	$—	$—	$—	$8,368,236	$8,368,236	$3,093,588	$11,461,824

Construction to Permanent
Pass	$—	$—	$—	$—	$2,090,301	$2,090,301	$—	$2,090,301
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4,905,000	4,905,000	1,303,122	6,208,122

Total Construction to Permanent	$—	$—	$—	$—	$6,995,301	$6,995,301	$1,303,122	$8,298,423

Residential Real Estate
Pass	$—	$—	$—	$—	$118,242,660	$118,242,660	$—	$118,242,660
Special Mention	—	—	—	—	9,989,533	9,989,533	—	9,989,533
Substandard	—	—	—	—	8,713,461	8,713,461	3,592,759	12,306,220

Total Residential Real Estate	$—	$—	$—	$—	$136,945,654	$136,945,654	$3,592,759	$140,538,413

Consumer
Pass	$8,731	$—	$—	$8,731	$46,771,928	$46,780,659	$—	$46,780,659
Special Mention	—	—	—	—	2,810,564	2,810,564	—	2,810,564
Substandard	—	—	—	—	423,999	423,999	993,742	1,417,741

Total Consumer	$8,731	$—	$—	$8,731	$50,006,491	$50,015,222	$993,742	$51,008,964

Total	$2,222,562	$—	$—	$2,222,562	$449,846,989	$452,069,551	$22,119,630	$474,189,181

The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2011.

	Performing (Accruing) Loans
2011	31-60 Days Past Due	Greater Than 60 Days	Total Past Due	Current	Total Perfoming Loans	Total Non- Accrual and Past Due Loans	Total Loans
Commercial
Pass	$10,971	$—	$10,971	$25,504,826	$25,515,797	$44,296	$25,560,093
Special Mention	—	—	—	1,714,995	1,714,995	—	1,714,995
Substandard	233,781	—	233,781	3,064,459	3,298,240	1,237,407	4,535,647

Total Commercial	$244,752	$—	$244,752	$30,284,280	$30,529,032	$1,281,703	$31,810,735

Commercial Real Estate
Pass	$—	$—	$—	$162,670,173	$162,670,173	$402,663	$163,072,836
Special Mention	1,915,504	—	1,915,504	22,263,802	24,179,306	2,832,452	27,011,758
Substandard	—	—	—	12,721,590	12,721,590	12,853,653	25,575,243

Total Commercial Real Estate	$1,915,504	$—	$1,915,504	$197,655,565	$199,571,069	$16,088,768	$215,659,837

Construction
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	9,210,344	9,210,344	—	9,210,344
Substandard	—	—	—	—	—	3,096,578	3,096,578

Total Construction	$—	$—	$—	$9,210,344	$9,210,344	$3,096,578	$12,306,922

Construction to Permanent
Pass	$—	$—	$—	$903,035	$903,035	$—	$903,035
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	4,905,000	4,905,000	4,203,987	9,108,987

Total Construction to Permanent	$—	$—	$—	$5,808,035	$5,808,035	$4,203,987	$10,012,022

Residential Real Estate
Pass	$42,181	$—	$42,181	$163,986,171	$164,028,352	$—	$164,028,352
Special Mention	4,800,000	—	4,800,000	2,916,201	7,716,201	—	7,716,201
Substandard	—	84,225	84,225	11,800,585	11,884,810	4,479,492	16,364,302

Total Residential Real Estate	$4,842,181	$84,225	$4,926,406	$178,702,957	$183,629,363	$4,479,492	$188,108,855

Consumer
Pass	$1,459	$—	$1,459	$47,136,590	$47,138,049	$—	$47,138,049
Special Mention	—	—	—	3,303,727	3,303,727	—	3,303,727
Substandard	—	—	—	424,000	424,000	993,742	1,417,742

Total Consumer	$1,459	$—	$1,459	$50,864,317	$50,865,776	$993,742	$51,859,518

Total	$7,003,896	$84,225	$7,088,121	$472,525,498	$479,613,619	$30,144,270	$509,757,889

The following table summarizes impaired loans as of March 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
2012
With no related allowance recorded:
Commercial	$36,816	$269,543	$—
Commercial Real Estate	7,964,198	8,771,196	—
Construction	1,231,554	1,235,600	—
Construction to Permanent	4,905,000	4,905,000
Residential	13,392,843	13,392,843	—
Consumer	993,742	993,742	—

Total:	$28,524,153	$29,567,924	$—

With an allowance recorded:
Commercial	$233,134	$424,178	$97,256
Commercial Real Estate	1,499,474	1,598,159	137,441
Construction	135,000	286,625	31,520
Construction to Permanent	1,303,122	1,425,000	125,522
Residential	701,355	701,355	34,363
Consumer	424,000	424,000	151,500

Total:	$4,296,085	$4,859,317	$577,602

Commercial	$269,950	$693,721	$97,256
Commercial Real Estate	9,463,672	10,369,355	137,441
Construction	1,366,554	1,522,225	31,520
Construction to Permanent	6,208,122	6,330,000	125,522
Residential	14,094,198	14,094,198	34,363
Consumer	1,417,742	1,417,742	151,500

Total:	$32,820,238	$34,427,241	$577,602

Impaired loans consist of non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded.

The following table summarizes impaired loans as of December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
2011
With no related allowance recorded:
Commercial	$210,091	$581,974	$—
Commercial Real Estate	4,444,315	5,174,124	—
Construction	1,243,579	1,247,627	—
Construction to Permanent	6,614,333	6,614,333	—
Residential	9,789,727	9,789,727	—
Consumer	993,742	1,038,640	—

Total:	$23,295,787	$24,446,425	$—

With an allowance recorded:
Commercial	$79,469	$130,137	$61,145
Commercial Real Estate	5,131,655	5,354,025	319,894
Construction	135,000	286,625	31,520
Construction to Permanent	2,494,654	2,634,000	498,254
Residential	5,196,516	5,196,516	197,478
Consumer	424,000	424,000	151,500

Total:	$13,461,294	$14,025,303	$1,259,791

Commercial	$289,560	$712,111	$61,145
Commercial Real Estate	9,575,970	10,528,149	319,894
Construction	1,378,579	1,534,252	31,520
Construction to Permanent	9,108,987	9,248,333	498,254
Residential	14,986,243	14,986,243	197,478
Consumer	1,417,742	1,462,640	151,500

Total:	$36,757,081	$38,471,728	$1,259,791

The recorded investment of impaired loans at March 31, 2012 and December 31, 2011 was $32.8 million and $36.8 million, with related allowances of $578,000 and $1.3 million, respectively.

Included in the tables above at March 31, 2012 and December 31, 2011 are loans with carrying balances of $28.5 million and $23.3 million that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves at March 31, 2012 and December 31, 2011 have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

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

As a result of the adoption of ASU 2011-02, the Company reassessed all restructurings occurred on or after January 1, 2011 for identification as TDRs and have concluded that there were no additional TDRs identified that have not been previously disclosed.

The following table presents the total troubled debt restructured loans as of March 31, 2012:

	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Commercial Real Estate	1	$235,284	2	$4,345,087	3	$4,580,371
Residential Real Estate	2	5,826,329	—	—	2	5,826,329
Construction	—	—	1	1,231,554	1	1,231,554
Construction to permanent	1	4,905,000	1	1,303,122	2	6,208,122
Consumer home equity	1	424,000	—	—	1	424,000

Total Troubled Debt Restructurings	5	$11,390,613	4	$6,879,763	9	$18,270,376

The following table presents the total troubled debt restructured loans as of December 31, 2011:

	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Commercial Real Estate	1	$238,165	3	$5,666,882	4	$5,905,047
Residential Real Estate	3	10,506,751	—	—	3	10,506,751
Construction	—	—	1	1,243,579	1	1,243,579
Construction to permanent	1	4,905,000	2	2,494,654	3	7,399,654
Consumer home equity	1	424,000	—	—	1	424,000

Total Troubled Debt Restructurings	6	$16,073,916	6	$9,405,115	12	$25,479,031

No loans were modified in a troubled debt restructuring during the three months ended March 31, 2012.

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

During the three months ended March 31, 2012, two of the troubled debt restructured loans were upgraded and are no longer classified as troubled debt restructurings as compared to December 31, 2011. One upgrade was a residential loan for $4.7 million which is no longer classified as substandard due to increased liquidity of the borrower, and the other upgrade was a commercial construction loan for $1.2 million where the bank received additional collateral. One troubled debt restructuring had a payment default on a commercial real estate loan of $1.2 million and is currently in OREO.

All troubled debt restructurings are impaired loans, which are individually evaluated for impairment.

Note 4: Deposits

The following table is a summary of the Company’s deposits at:

	March 31, 2012	December 31, 2011
Non-interest bearing	$59,049,656	$65,613,374

Interest bearing
NOW	28,823,777	24,396,210
Savings	61,518,552	59,396,310
Money market	48,557,712	52,889,642
Time certificates, less than $100,000	196,536,154	198,207,998
Time certificates, $100,000 or more	145,104,469	144,405,859

Total interest bearing	480,540,664	479,296,019

Total Deposits	$539,590,320	$544,909,393

Included in time certificates are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $0 and $1,361,544 at March 31, 2012 and December 31, 2011, respectively. These are considered brokered deposits. Pursuant to the Agreement discussed in Note 10, the Bank’s participation in the CDARS program, as an issuer of deposits to customers of other banks in the CDARS program, may not exceed 10% of total deposits.

Note 5: Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive by the grant of options, restricted stock awards or phantom stock units to directors and employees of the Company. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. 2,045,654 shares of stock remain available for issuance under the Plan as of March 31, 2012. The vesting of options and restricted stock awards may accelerate in accordance with terms of the plan. The Compensation Committee shall make terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants vest in quarterly installments over a four year period from the date of grant. The Compensation Committee accelerated the vesting of the initial grant of restricted stock, whereby the first year of the tranche vested immediately. Stock options were granted at an exercise price equal to $2.20 based on a price determined by the Compensation Committee and all have an expiration period of 10 years. The fair value of stock options granted on January 24, 2012, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.28 years utilizing the simplified method, risk-free rate of return of 1.28%, volatility of 61.29% and no dividend yield. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis.

During the three months ended March 31, 2012, the Company recorded $79,631 of total stock-based compensation.

The following table is a summary of the Company’s non-vested stock options as of March 31, 2012, and changes therein during the period then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding—December 31, 2011	—	$—	$—	—
Granted	850,000	0.90	2.20	10
Exercised	—	—	—	—

Outstanding—March 31, 2012	850,000	$0.90	$2.20	10

Exercisable—March 31, 2012	—	$—	$—	—

Expected future stock option expense related to the non-vested options outstanding as of March 31, 2012, is $716,128 over an average period of 2.41 years.

The following is a summary of the status of the Company’s restricted shares as of March 31, 2012, and changes therein during the period then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	—	$—
Granted	104,346	1.73
Vested	(19,190)	1.73
Forfeited	—	—

Non-vested at March 31, 2012	85,156	$1.73

Expected future stock award expense related to the non-vested restricted awards as of March 31, 2012, is $146,894 over an average period of 3.34 years.

Note 6: Income Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at March 31, 2012. The deferred tax position has been affected by several significant transactions in recent years. These transactions include increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company is in a cumulative net loss position at March 31, 2012, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $14.1 million against its deferred tax asset at March 31, 2012. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

An “ownership change” occurred with respect to the Company in 2010 for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, the Company’s ability to claim net operating loss carryforwards attributable to periods prior to the ownership change and certain recognized built-in losses and deductions (“pre-ownership change losses”) against income in years subsequent to the ownership change is limited. The amount of pre-ownership change losses that may be applied against income in a tax year subsequent to the ownership change is generally limited to the product of (x) the Company’s fair market value on the date of the ownership change and (y) the highest federal long-term tax-exempt rate in effect for any month in the three-month period ending with the calendar month in which the ownership change occurred, plus any unused capacity to claim pre-ownership change losses from prior years.

In 2011 the Company calculated the annual limitation on its use of pre-ownership change losses under Section 382 as a result of the 2010 ownership change as $284,000. The Company also determined that the amount of its pre-ownership change losses was $36.2 million. Based on that analysis and a 20-year carryforward period, the Company may utilize approximately $5.7 million of the pre-ownership change losses. Accordingly, the Company wrote-off approximately $10.4 million of deferred tax assets in 2011. The write-off of the deferred tax asset did not affect the consolidated financial statements as there is a full valuation allowance against the deferred tax assets.

Note 7: Income (loss) per share

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

The stock options and non-vested restricted stock awards did not have an impact on the diluted earnings per share. The following is information about the computation of income (loss) per share for the three months ended March 31, 2012 and 2011:

Three months ended March 31, 2012	Net Income	Weighted Average Common Shares O/S	Amount
Basic and Diluted Income Per Share Income attributable to common shareholders	$545,530	38,372,271	$0.01

Three months ended March 31, 2011	Net Loss	Weighted Average Common Shares O/S	Amount
Basic and Diluted Loss Per Share Loss attributable to common shareholders	$(8,982,598)	38,362,727	$(0.23)

Note 8: Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gains arising during the period	$108,687	$(41,302)	$67,385	$5,202	$(1,977)	$3,225
Reclassification adjustment for (losses) recognized in income	(8,042)	3,056	(4,986)	—	—	—

Unrealized holding gains on available for sale securities, net of taxes	$100,645	$(38,246)	$62,399	$5,202	$(1,977)	$3,225

Note 9: Financial Instruments with Off-Balance Sheet Risk

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

The contractual amount of commitments to extend credit and standby letters of credit represent the amount of potential accounting loss should: the contracts be fully drawn upon; the customers default; and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contractual amounts represent credit risk at March 31, 2012 are as follows:

Commitments to extend credit:
Future loan commitments	$37,651,891
Home equity lines of credit	29,998,369
Unused lines of credit	32,890,740
Undisbursed construction loans	3,609,699
Financial standby letters of credit	507,000
$104,657,699

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded on the Company’s consolidated balance sheet at their fair value at inception.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial property, deposits and securities. Based on the growth in the unfunded commitments, the bank has established a reserve of $20,000 as of March 31, 2012.

Note 10: Regulatory and Operational Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In addition, due to the Bank’s asset profile and current economic conditions in its markets, the Bank’s capital plan targets a minimum 9% Tier 1 leverage capital ratio.

In February 2009 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency. Under the terms of the Agreement, the Bank has appointed a Compliance Committee of outside directors and the Chief Executive Officer. The Committee must report quarterly to the Board of Directors and to the OCC on the Bank’s progress in complying with the Agreement. The Agreement requires the Bank to review, adopt and implement a number of policies and programs related to credit and operational issues. The Agreement further provides for limitations on the acceptance of certain brokered deposits and the extension of credit to borrowers whose loans are criticized. The Bank may pay dividends during the term of the Agreement only with prior written permission from the OCC. The Agreement also requires that the Bank develop and implement a three-year capital plan. The Bank has taken or put into process many of the steps required by the Agreement, and does not anticipate that the restrictions included within the Agreement will impair its current business plan.

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

The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2012 and December 31, 2011 were:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012

The Company:

Total Capital (to Risk Weighted Assets)	$64,054	16.00%	$32,027	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	59,006	14.74%	16,012	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	59,006	8.89%	26,549	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$62,131	15.52%	$32,026	8.00%	$40,033	10.00%
Tier 1 Capital (to Risk Weighted Assets)	57,085	14.26%	16,013	4.00%	24,019	6.00%
Tier 1 Capital (to Average Assets)	57,085	8.60%	26,551	4.00%	33,189	5.00%

December 31, 2011

The Company:

Total Capital (to Risk Weighted Assets)	$63,658	15.22%	$33,469	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,377	13.95%	16,735	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	58,377	9.01%	25,931	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$61,616	14.75%	$33,445	8.00%	$41,806	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,339	13.48%	16,722	4.00%	25,084	6.00%
Tier 1 Capital (to Average Assets)	56,339	8.69%	25,929	4.00%	32,411	5.00%

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of March 31, 2012, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

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

Note 11: Fair Value and Interest Rate Risk

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

The following table details the financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2012
March 31, 2012
U.S. Government agency mortgage-backed securities	$—	$42,011,721	$—	$42,011,721
U.S. Government bonds	—	5,025,780	—	5,025,780
Corporate bonds	—	11,554,353	—	11,554,353

Securities available for sale	$—	$58,591,854	$—	$58,591,854

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2011
December 31, 2011
U.S. Government agency mortgage-backed securities	$—	$50,049,429	$—	$50,049,429
U.S. Government bonds		5,037,085	—	5,037,085
Corporate bonds	—	11,383,458	—	11,383,458

Securities available for sale	$—	$66,469,972	$—	$66,469,972

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables reflect financial assets measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Balance
March 31, 2012
Impaired Loans (1)	$—	$—	$4,296,086	$4,296,086

Other real estate owned (2)	$—	$—	$288,144	$288,144

December 31, 2011
Impaired Loans (1)	$—	$—	$13,498,177	$13,498,177

Other real estate owned (2)	$—	$—	$2,762,640	$2,762,640

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.
(2)	Represents carrying value for which adjustments are based on the appraised value of the property.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of March 31, 2012 and December 31, 2011 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at March 31, 2012 and December 31, 2011 (in thousands):

		March 31, 2012		December 31, 2011
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$4,052	$4,052	$4,242	$4,242
Interest-bearing deposits due from banks	Level 1	99,212	99,212	50,474	50,474
Short-term investments	Level 1	710	710	710	710
Other investments	Level 2	3,500	3,500	3,500	3,500
Federal Reserve Bank stock	Level 1	1,692	1,692	1,707	1,707
Federal Home Loan Bank stock	Level 1	4,344	4,344	4,508	4,508
Loans receivable, net	Level 3	466,265	483,159	501,477	511,648
Accrued interest receivable	Level 1	2,243	2,243	2,453	2,453

Financial Liabilities:
Demand deposits	Level 1	$59,050	$59,050	$65,613	$65,613
Savings deposits	Level 1	61,519	61,519	59,396	59,396
Money market deposits	Level 1	48,558	48,558	52,890	52,890
NOW accounts	Level 1	28,824	28,824	24,396	24,396
Time deposits	Level 2	341,641	345,726	342,614	347,246
FHLB Borrowings	Level 2	60,000	62,767	50,000	52,645
Securities sold under repurchase agreements	Level 2	7,000	7,553	7,000	8,173
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Accrued interest payable	Level 1	1,026	1,026	949	949

The following are the methods and assumptions that were used to estimate the fair value of other financial assets and liabilities in the table above:

Cash and due from banks and interest deposits with banks: The carrying amount is considered to be a reasonable estimate of fair value due to the short maturity of these items.

Short term investments: The carrying amount is considered to be a reasonable estimate of fair value due to the short maturity of these items.

Other Investments: The redeemable carrying amount of this security, with limited marketability, approximates its fair value.

Federal Reserve Bank and Federal Home Loan Bank stock: The redeemable carrying amount of these securities, with limited marketability, approximates their fair value.

Loans: The fair values of loans are estimated by discounting the projected future cash flows using market discount rates, primarily based on the Bank’s current offer rates on comparable products, which reflect credit and interest-rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Fair values estimated in this manner do not fully incorporate an exit price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

Accrued interest receivable and payable: The carrying amounts of accrued interest approximate their fair value due to the short-term nature of these items.

Deposits: Current carrying amounts approximate estimated fair value of demand deposits, savings, money market and NOW accounts. The fair value of time deposits is based on the discounted value of contractual cash flows using the Bank’s current offer rates on comparable products of similar remaining maturities.

FHLB borrowings and securities sold under repurchase agreements: The fair values of the borrowings are estimated by discounting the estimated future cash flows using current market discount rates of financial instruments with similar characteristics, terms and remaining maturities.

Junior Subordinated Debt: There is no active market for the trust preferred securities issued by the Company’s capital trust. The carrying amount is considered to be a reasonable estimate of fair value because of the frequency they reprice to market rates.

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at March 31, 2012 and December 31, 2011. The estimated fair value of fee income on letters of credit at March 31, 2012 and December 31, 2011 was insignificant.

Note 12. Restructuring Charges and Asset Disposals

The Company recorded restructuring charges of $368,000 for the three months ended March 31, 2012. These costs are included in restructuring charge expense in the Consolidated Statements of Operations.

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

On March 30, 2012, the Company announced that it would close the NYC branch, effective June 2012, and executed a workforce reduction of back office personnel to further reduce operating expenses. There were twelve employees in total affected by this announcement. For the three months ended March 31, 2012, a restructuring charge of $368,000 was recorded, which was comprised of severance expenses for the back office personnel.

Restructuring reserves at March 31, 2012 for the restructuring activities taken in connection with these initiatives are comprised of the following:

	Balance at		Cash	Non-cash	Balance at
	December 31, 2011	Expenses	payments	charges	March 31, 2012
Severance and benefit costs 2011	$64,132	$—	$(17,666)	$(2,993)	$43,473
Lease termination costs 2011	317,808	—	—	(36,202)	281,606
Severance and benefit costs 2012	—	368,477	—		368,477

Total	$381,940	$368,477	$(17,666)	$(39,195)	$693,556

The restructuring reserves at March 31, 2012 are included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

Note 13: Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” was issued as a result of the effort to develop common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU No. 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands the existing disclosure requirements for fair value measurements and clarifies the existing guidance or wording changes to align with IFRS No. 13. Many of the requirements for the amendments in ASU No. 2011-04 do not result in a change in the application of the requirements in Topic 820. The Company adopted ASU No. 2011-04 on January 1, 2012 and it did not have a material impact on the consolidated financial statements.

ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” requires an entity to present components of comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. These amendments will make the financial statement presentation of other comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of equity. As originally issued, ASU No. 2011-05 required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement was deferred by ASU No.2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards”. ASU No. 2011-05 is effective for all interim and annual periods beginning on or after December 15, 2011. The Company adopted this guidance in the first quarter of 2012 and elected to present comprehensive income in a separate consolidated statement of comprehensive income.

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

SUMMARY

Bancorp realized net income of $546,000 ($0.01 basic and diluted income per share) for the quarter ended March 31, 2012, compared to a net loss of $9.0 million ($0.23 basic and diluted loss per share) for the quarter ended March 31, 2011. The primary reason for the increase in the quarterly comparison is the $6.2 million loss on the bulk sale of non-performing assets recorded in the first quarter of 2011 and lower operating expenses of $1.3 million. In addition, during the quarter ended March 31, 2012, Bancorp recorded $264,000 in gains on sale of loans and $368,000 in restructuring charges. Bancorp’s net interest income for the quarter ended March 31, 2012 was $5.2 million compared to $4.9 million for the quarter ended March 31, 2011. Interest income and interest expense decreased by 2% and 17%, respectively, for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. The decline in interest income is due primarily to lower average outstanding loan balances, and a high level of elevated liquidity. The significant decline in interest expense is primarily due to the reduction of total deposits and substantially lower interest rates paid on existing deposits.

Total assets increased $5.3 million from $665.8 million at December 31, 2011 to $671.1 million at March 31, 2012. Cash and cash equivalents increased $48.5 million from $55.4 million at December 31, 2011 to $104.0 million at March 31, 2012. Securities decreased $8.1 million from $76.2 million at December 31, 2011 to $68.1 million March 31, 2012. The net loan portfolio decreased $35.0 million from $501.2 million at December 31, 2011 to $466.3 million at March 31, 2012. This decrease is primarily a result of a $65.8 million sale of residential loans, partially offset with new loan fundings of $17.1 million. As a result of weak loan demand and currently high levels of balance sheet liquidity, the Bank continued to offer lower rates on deposit products. The overall cost of deposits decreased from 1.28% at December 31, 2011 to 1.26% at March 31, 2012. Deposits decreased $5.3 million from $544.9 million at December 31, 2011 to $539.6 million at March 31, 2012. Borrowings increased $10.0 million from $57.0 million at December 31, 2011 and March 31, 2011 to $67.0 million at March 31, 2012, due to an additional borrowing from the FHLB.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $48.5 million, or 88%, to $104.0 million at March 31, 2012 compared to $55.4 million at December 31, 2011. This increase is primarily the result of the proceeds from the residential loan sale on March 29, 2012, that was included in short-term investments, and lower outstanding loan balances.

Investments

The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

	March 31,	December 31
	2012	2011
U.S. Government agency mortgage-backed securities	$42,011,721	$50,049,429
U.S. Government bonds	5,025,780	5,037,085
Corporate bonds	11,554,353	11,383,458

Total Available-for-Sale Securities	$58,591,854	$66,469,972

Available-for-sale securities decreased $7.9 million, or 12%, from $66.5 million at December 31, 2011 to $58.6 million at March 31, 2012. This decrease is primarily due to the sale of $5.2 million of government agency mortgage-backed securities and principal pay downs of $2.7 million on mortgage backed securities.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	March 31,	December 31,
	2012	2011
Real Estate
Commercial	$230,629,333	$215,659,837
Residential	140,538,413	188,108,855
Construction	11,461,824	12,306,922
Construction to permanent	8,298,423	10,012,022
Commercial	32,252,224	31,810,735
Consumer home equity	48,945,029	49,694,546
Consumer installment	2,063,935	2,164,972

Total Loans	474,189,181	509,757,889
Premiums on purchased loans	228,792	231,125
Net deferred costs	308,192	622,955
Allowance for loan losses	(8,460,943)	(9,384,672)

Loans receivable, net	$466,265,222	$501,227,297

Bancorp’s net loan portfolio decreased $35.0 million, or 7%, from $501.2 million at December 31, 2011 to $466.3 million at March 31, 2012. The decrease is primarily a result of the $66.4 million residential loan sale, partially offset by new loan growth. Residential mortgages decreased by $47.6 million; and construction-to-permanent and construction loans decreased $1.7 million and $845,000 respectively. Consumer home equity and consumer installment loans decreased $750,000 and $101,000 respectively. These were partially offset by an increase in commercial real estate loans of $15.0 million. Commercial loans increased by $441,000.

At March 31, 2012, the net loan to deposit ratio was 86% and the net loan to total assets ratio was 69%. At December 31, 2011, these ratios were 92% and 76%, respectively.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses decreased $924,000 from December 31, 2011 to March 31, 2012 primarily due to the significant reduction in loan balances and the improved quality of the loan portfolio which resulted in a release of excess reserves of $845,000 after net charge-offs of $78,000.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. Any interest paid on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Management considers all non-accrual loans, troubled debt restructurings and loans that were previously classified as TDRs that have been upgraded, to be impaired. In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered collection delays and the related loans are not considered to be impaired. The Bank considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended
	March 31,	March 31,
(Thousands of dollars)	2012	2011
Balance at beginning of period	$9,385	$15,374
Charge-offs	(102)	(4,154)
Recoveries	24	21

Net Charge-offs	(78)	(4,133)

Transferred to loans held-for-sale	—	(6,014)
Provision charged to operations	(846)	6,981

Balance at end of period	$8,461	$12,208

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.78%

Ratio of ALLL / Gross Loans	1.78%	2.55%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $8.5 million, at March 31, 2012, which represents 1.78% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio. Bancorp has had ten consecutive quarters of decreases in non-accrual loans.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	March 31,	December 31,
(Thousands of dollars)	2012	2011
Loans past due over 90 days still accruing	$6,574	$9,461
Non accruing loans	15,546	20,683

Total	$22,120	$30,144

% of Total Loans	4.66%	5.91%
% of Total Assets	3.30%	4.53%

Loans delinquent over 90 days and still accruing aggregating $6.6 million are comprised of ten loans, all of which have matured and the borrowers continue to make payments. These loans are currently in the process of being renewed or paid off. Impaired loans, which are comprised of non-accruing loans, troubled debt restructured loans, and loans previously classified as TDRs that have been upgraded, decreased by $4.0 million to $32.8 million for the quarter ended March 31, 2012. Impaired loans are attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets. Residents of Fairfield County, Connecticut, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.

The $15.5 million of non-accrual loans at March 31, 2012 is comprised of exposure to 21 borrowers, for which a specific reserve of $426,000 has been established. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. Of the $15.5 million of non-accrual loans at March 31, 2012 borrowers of three loans with aggregate balances of $4.7 million continue to make loan payments and these loans are current within one month as to payments.

Potential Problem Loans

In addition to the above, there are $44.4 million of substandard accruing loans comprised of 37 loans and $42.6 million of special mention loans comprised of 43 loans for which management has a concern as to the ability of the borrowers to comply with the present repayment terms. All but $3.6 million of the substandard accruing loans and all of the special mention loans continue to make timely payments and are within 30 days at March 31, 2012.

Other Real Estate Owned

The following table is a summary of Bancorp’s other real estate owned at the dates shown:

	March 31,	December 31,
	2012	2011
Residential construction	$1,173,503	$1,140,560
Commercial	—	1,622,080
Residential	288,144	—

Other real estate owned	$1,461,647	$2,762,640

The balance of other real estate owned at March 31, 2012 is comprised of two properties with an aggregate carrying value of $1.5 million that were obtained through loan foreclosure proceedings. During the quarter, two OREO properties were sold with an aggregate carrying value of $1.6 million.

Deferred Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of Bancorp at March 31, 2012. The deferred tax position has been affected by several significant transactions in the past several years. These transactions include the change in ownership, in addition to, the increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, the Company is in a cumulative net loss position at March 31, 2012, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and accordingly has established a full valuation allowance totaling $14.1 million against its deferred tax asset at March 31, 2012. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	March 31,	December 31,
	2012	2011
Non-interest bearing	$59,049,656	$65,613,374

Interest bearing
NOW	28,823,777	24,396,210
Savings	61,518,552	59,396,310
Money market	48,557,712	52,889,642
Time certificates, less than $100,000	196,536,154	198,207,998
Time certificates, $100,000 or more	145,104,469	144,405,859

Total interest bearing	480,540,664	479,296,019

Total Deposits	$539,590,320	$544,909,393

Total deposits decreased $5.3 million, or 1%, from $544.9 million at December 31, 2011 to $539.6 million at March 31, 2012. Demand deposits decreased $6.6 million primarily as a result of decreases in commercial checking accounts of $8.4 million and $100,000 in official checks, partially offset by an increase in personal checking accounts and certified checks of $1.4 million and $556,000 respectively. Interest bearing accounts increased $1.2 million. This was primarily due to increases in NOW accounts of $4.4 million and savings accounts of $2.1 million. These were partially offset by decreases in money market accounts of $4.3 million due to improved economic conditions in the overall financial markets. Certificates of deposit (“CD’s”) decreased by $1.0 million.

Borrowings

At March 31, 2012, total borrowings increased $10.0 million to $75.2 million, due to a short-term advance from the Federal Home Loan Bank of Boston, compared to $65.2 million at December 31, 2011. In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $66.2 million in additional advances from the Federal Home Loan Bank of Boston, including a $2.0 million overnight line of credit. The Bank has also established a line of credit at the Federal Reserve Bank.

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.62365% at March 31, 2012), matures on March 26, 2033. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. The deferral in the first quarter of 2012 represented the twelfth consecutive quarter of deferral. The Company continues to accrue and charge interest to operations. The Company may defer the payment of interest until March 2014, and all accrued interest must be paid prior to or at completion of the deferral period.

Capital

Capital increased $688,000 compared to December 31, 2011 primarily as a result of the net income earned of $546,000 on continuing operations for the three months ended March 31, 2012.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased by $35.7 million from $140.4 million at December 31, 2011 to $104.7 million at March 31, 2012, due to decreases of $53.6 million in future loan commitments, partially offset by increases of $15.0 million in unused lines of credit and $1.8 million in undisbursed construction loans.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended March 31,
	2012				2011
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$522,476	$6,665	5.10%	$532,985	$6,957	5.22%
Investments	75,378	510	2.71%	49,005	344	2.81%
Interest bearing deposits in banks	38,816	11	0.11%	99,270	62	0.25%
Federal funds sold	—	—	0.00%	10,000	4	0.16%

Total interest earning assets	636,670	7,186	4.51%	691,260	7,367	4.26%

Cash and due from banks	4,993			20,101
Premises and equipment, net	3,929			4,968
Allowance for loan losses	(9,381)			(15,504)
Other assets	28,376			45,888

Total Assets	$664,587			$746,713

Interest bearing liabilities:
Deposits	$479,761	$1,517	1.26%	$557,135	$1,865	1.34%
FHLB advances	55,176	357	2.59%	50,000	419	3.35%
Subordinated debt	8,248	76	3.69%	8,248	70	3.39%
Other borrowings	7,000	77	4.40%	7,000	77	4.42%

Total interest bearing liabilities	550,185	2,027	1.47%	622,383	2,431	1.56%

Demand deposits	58,373			52,898
Accrued expenses and other liabilities	5,371			5,995
Shareholders' equity	50,658			65,437

Total liabilities and equity	$664,587			$746,713

Net interest income		$5,159			$4,936

Interest margin			3.24%			2.86%

Interest spread			3.04%			2.70%

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

	Three months ended March 31, 2012 vs 2011
	Increase (decrease) in Interest
	Income/Expense
	Due to change in:
	Volume	Rate	Total
	(dollars in thousands)
Interest earning assets:
Loans	$(135)	$(157)	$(292)
Investments	179	(13)	166
Interest bearing deposits in banks	(27)	(24)	(51)
Federal funds sold	(2)	(2)	(4)

Total interest earning assets	15	(196)	(181)

Interest bearing liabilities:
Deposits	$(244)	$(104)	$(348)
FHLB advances	46	(108)	(62)
Subordinated debt	—	6	6
Other borrowings	—	—	—

Total interest bearing liabilities	(198)	(206)	(404)

Net interest income	$213	$10	$223

For the quarter ended March 31, 2012, average interest earning assets decreased $54.6 million, or 8%, to $636.7 million from $691.3 million for the quarter ended March 31, 2011, resulting in interest income for Bancorp of $7.2 million compared to $7.4 million for the same period in 2011. Interest and fees on loans decreased $292,000 or 4%, from $7.0 million for the quarter ended March 31, 2011 to $6.7 million for the quarter ended March 31, 2012. This decrease is primarily the result of a $10.5 million decrease in the average balance of the loan portfolio. When compared to the same period last year, interest income on investments increased by 48% due to an increase of $26.4 million in the average balance of investments outstanding, partially offset by a decrease in the yield on the investment portfolio. Income on interest-bearing deposits in banks decreased 82% for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, which is reflective of the decrease in the average balances due to our excess funds used to purchase available for sale securities.

Total interest expense for the quarter ended March 31, 2012 of $2.0 million represents a decrease of $404,000, or 17%, compared to interest expense of $2.4 million for the same period last year. This decrease in interest expense is the result of a decrease in both interest rates paid and in the average balances of interest-bearing liabilities. Average balances of deposit accounts decreased $77.4 million, or 14%, which is comprised primarily of decreases in certificates of deposit and money market accounts of $54.2 million and $31.0 million respectively. These were partially offset by increases in NOW accounts of $5.8 million and $2.0 million in savings accounts. In addition, significantly lower interest rates primarily contributed to the overall decrease of $348,000 in interest expense on deposits. Average FHLB advances increased by $5.2 million, but lower interest rates resulted in a decrease of $62,000 in interest expense. Interest expense on the junior subordinated debt and borrowed funds increased by $6,000.

As a result of the above, Bancorp’s net interest income increased $223,000, or 5%, to $5.2 million for the three months ended March 31, 2012 compared to $4.9 million for the same period last year. The net interest margin for the three months ended March 31, 2012 was 3.24% as compared to 2.86% for the three months ended March 31, 2011 as a result of the various reasons mentioned above.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses released from operations for the three months ended March 31, 2012 was $845,000 due to the significant reduction of the loan portfolio and improvement in credit quality. In the first quarter of 2011, a $7.0 million charge was made to the provision primarily due to the $6.0 million charge related to loans transferred to held-for-sale in connection with the bulk loan sale. The allowance for loan losses decreased by $924,000 from December 31, 2011 to March 31, 2012 due primarily to $845,000 release of excess reserves after net charge-offs of $78,000.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income increased $167,000 from $583,000 for the quarter ended March 31, 2011 to $750,000 for the quarter ended March 31, 2012. This is primarily due to the gain on sale of loans of $264,000 during the quarter ended March 31, 2012, partially offset by lower fees and service charges on deposit accounts of $52,000 and a $26,000 decrease in earnings on the cash surrender value of life insurance.

Non-interest expenses

Non-interest expenses decreased $1.3 million or 17% from $7.5 million to $6.2 million for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011. Other real estate operations expenses decreased by $421,000, primarily due to $201,000 in gains recognized on the sale of 2 properties during the quarter ended March 31, 2012 and lower operating expenses due to fewer OREO properties being managed. Salaries and benefits expenses and occupancy expenses decreased $324,000 and $231,000 respectively, for the quarter ended March 31, 2012 compared to the same period last year primarily due to the impact of the prior year’s reduction-in-force and branch closings. Professional and other outside services, which are comprised primarily of audit and accounting fees, legal services and consulting fees, decreased $267,000 from $882,000 for the quarter ended March 31, 2011, to $615,000 for the quarter ended March 31, 2012. Regulatory assessments decreased $201,000 due to decreased FDIC premiums based on the lower assessment base. These were partially offset by restructurings charges of $368,000 related to the reduction-in-force of back office personnel initiated in March 2012.

LIQUIDITY

Bancorp’s liquidity ratio was 24% at March 31, 2012 compared to 28% at March 31, 2011. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at March 31, 2012 and December 31, 2011 respectively:

	March 31, 2012	December 31, 2011
Tier 1 Leverage Capital	8.89%	9.01%
Tier 1 Risk-based Capital	14.74%	13.95%
Total Risk-based Capital	16.00%	15.22%

The following table illustrates the Bank’s regulatory capital ratios at March 31, 2012 and December 31, 2011 respectively:

	March 31, 2012	December 31, 2011
Tier 1 Leverage Capital	8.60%	8.69%
Tier 1 Risk-based Capital	14.26%	13.48%
Total Risk-based Capital	15.52%	14.75%

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

Net Interest Income and Economic Value

Summary Performance

March 31, 2012
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	21,364	1,941	9.99%	52,706	(12,635)	-19.34%
+ 100	20,560	1,137	5.86%	58,808	(6,533)	-10.00%
BASE	19,423			65,341
- 100	20,080	657	3.38%	72,461	7,120	10.89%
- 200	20,112	689	3.55%	87,918	22,577	34.55%

December 31, 2011
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	20,987	1,169	5.90%	48,458	(9,194)	-15.95%
+ 100	20,547	729	3.68%	53,555	(4,097)	-7.11%
BASE	19,818			57,652
- 100	20,504	686	3.46%	61,109	3,457	6.00%
- 200	20,604	786	3.97%	69,915	12,263	21.27%

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

There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II—OTHER INFORMATION.

Item 1: Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 1A: Risk Factors

During the three months ended March 31, 2012, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6: Exhibits

No.	Description

2	Agreement and Plan of Reorganization dated as of June 28, 1999 between Bancorp and the Bank (incorporated by reference to Exhibit 2 to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

2.1	Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated December 17, 2009).

2.2	Amendment to Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of May 3, 2010 (incorporated by reference to Exhibit 10(a) to Bancorp’s Current Report on Form 8-K dated May 4, 2010).

3(i)	Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)(A)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

3(i)(B)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006 (commission File No. 000-29599)).

3(i)(C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to Bancorp’s current report Form 8-K dated October 21, 2010.

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599))

4	Intentionally deleted

No.	Description

10(a)(1)	2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

10(a)(2)	2012 Stock Plan of Bancorp (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011.

10(a)(3)	Intentionally deleted

10(a)(5)	Employment Agreement dated as of January 1, 2008 among Patriot National Bank, Bancorp and Robert F. O’Connell (incorporated by reference to Exhibit 10(a)(5) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 000-29599)).

10(a)(6)	Change of Control Agreement, dated as of January 1, 2007 among Robert F. O’Connell, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(6) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(9)	License agreement dated July 1, 2003 between Patriot National Bank and L. Morris Glucksman (incorporated by reference to Exhibit 10(a)(9) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

10(a)(12)	2005 Director Stock Award Plan (incorporated by reference to Exhibit 10(a)(12) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000 -295999)).

10(a)(14)	Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(14) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(15)	Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to Bancorp’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

10(a)(16)	Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York.

10(a)(17)	Financial Services Agreement dated November 8, 2011 of Bancorp (incorporated by reference to Exhibit 10(a)(20) on the Quarterly Report on Form 10-Q dated November 10, 2011.

10(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

No.	Description

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

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

May 15, 2012