Form 10-Q
period 2012-06-30
PATRIOT NATIONAL BANCORP INC
filed 2012-08-13
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

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

Common stock, $0.01 par value per share, 38,467,073 shares outstanding as of the close of business July 31, 2012.

PART I—FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$3,720,985	$4,241,552
Interest bearing deposits	58,456,392	50,474,257
Short-term investments	710,157	709,567

Total cash and cash equivalents	62,887,534	55,425,376

Securities:
Available for sale securities, at fair value (Note 2)	56,342,630	66,469,972
Other Investments	3,500,000	3,500,000
Federal Reserve Bank stock, at cost	1,719,550	1,707,000
Federal Home Loan Bank stock, at cost	4,343,800	4,508,300

Total securities	65,905,980	76,185,272
Loans receivable (net of allowance for loan losses: 2012: $6,673,648 2011: $9,384,672) (Note 3)	483,858,072	501,227,297
Loans held for sale	—	250,000
Accrued interest and dividends receivable	2,289,346	2,453,179
Premises and equipment, net	4,712,520	4,108,318
Cash surrender value of life insurance	21,247,568	20,984,604
Other real estate owned	1,517,755	2,762,640
Deferred tax asset (Note 6)	—	—
Other assets	1,848,344	2,419,592

Total assets	$644,267,119	$665,816,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$71,722,494	$65,613,374
Interest bearing deposits	450,373,261	479,296,019

Total deposits	522,095,755	544,909,393

Borrowings:
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	50,000,000	50,000,000

Total borrowings	57,000,000	57,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	5,164,509	5,109,225

Total liabilities	592,508,264	615,266,618

Commitments (Note 9)

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2012: 38,478,778 shares issued; 38,467,073 shares outstanding. 2011: 38,374,432 shares issued; 38,362,727, shares outstanding	384,787	383,744
Additional paid-in capital	105,182,518	105,050,433
Accumulated deficit	(53,968,019)	(54,858,831)
Less: Treasury stock, at cost: 2012 and 2011 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive income	319,594	134,339

Total shareholders’ equity	51,758,855	50,549,660

Total liabilities and shareholders’ equity	$644,267,119	$665,816,278

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and Dividend Income
Interest and fees on loans	$5,811,733	$6,538,593	$12,477,525	$13,495,154
Interest on investment securities	426,658	486,738	903,688	760,921
Dividends on investment securities	31,879	80,728	65,160	150,629
Interest on federal funds sold	—	2,385	—	6,411
Other interest income	40,160	58,363	50,638	120,253

Total interest and dividend income	6,310,430	7,166,807	13,497,011	14,533,368

Interest Expense
Interest on deposits	1,421,170	1,553,745	2,938,014	3,419,094
Interest on Federal Home Loan Bank borrowings	354,591	423,529	711,428	842,404
Interest on subordinated debt	74,677	71,219	151,244	141,617
Interest on other borrowings	76,927	76,927	153,853	153,009

Total interest expense	1,927,365	2,125,420	3,954,539	4,556,124

Net interest income	4,383,065	5,041,387	9,542,472	9,977,244
			—
Provision for Loan Losses	(1,713,425)	1,482,798	(2,558,827)	8,464,427

Net interest income after provision for loan losses	6,096,490	3,558,589	12,101,299	1,512,817

Non-interest Income
Mortgage brokerage referral fees	22,117	1,610	34,537	14,610
Loan application, inspection & processing fees	15,986	23,966	30,713	40,765
Deposit fees and service charges	227,064	248,039	455,732	528,940
Gain on sale of loans	—	79,729	263,646	79,729
Loss on sale of investment securities	—	—	(8,042)
Earnings on cash surrender value of life insurance	120,294	152,985	262,963	321,245
Other income	69,639	203,984	165,548	307,874

Total non-interest income	455,100	710,313	1,205,097	1,293,163

Non-interest Expense
Salaries and benefits	2,725,721	3,189,311	5,616,445	6,403,826
Occupancy and equipment expense	1,135,113	1,291,826	2,258,697	2,646,393
Data processing	345,704	336,005	691,725	663,809
Advertising and promotional expense	8,234	271,781	25,963	429,755
Professional and other outside services	854,268	1,234,958	1,469,350	2,116,665
Loan administration and processing expense	45,624	48,159	53,904	85,218
Regulatory assessments	462,153	628,476	872,154	1,239,744
Insurance expense	108,775	228,637	278,020	459,411
Other real estate operations	16,351	774,450	(133,896)	1,044,957
Material and communications	132,734	164,115	263,912	364,253
Restructuring charges and asset disposals (Note 12)	126,730	2,986,441	495,207	2,986,441
Other operating expense	244,901	290,111	524,103	523,474

Total non-interest expense	6,206,308	11,444,270	12,415,584	18,963,946

Income (loss) before income taxes	345,282	(7,175,368)	890,812	(16,157,966)

Provision for Income Taxes	—	—	—	—

Net income (loss)	$345,282	$(7,175,368)	$890,812	$(16,157,966)

Basic and diluted income (loss) per share (Note 7)	$0.01	$(0.19)	$0.02	$(0.42)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$345,282	$(7,175,368)	$890,812	$(16,157,966)
Other comprehensive income:
Unrealized holding gains on securities, net of taxes:
Unrealized holding gains arising during the period	122,856	247,521	190,241	250,746
Less reclassification adjustment for losses included in net income	—	—	(4,986)	—

Total	122,856	247,521	185,255	250,746

Comprehensive income (loss)	$468,138	$(6,927,847)	$1,076,067	$(15,907,220)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Six months ended June 30, 2011

Balance at December 31, 2010	38,362,727	$383,744	$105,050,433	$(39,399,345)	$(160,025)	$1,297,381	$67,172,188

Comprehensive loss
Net loss	—	—	—	(16,157,966)	—	—	(16,157,966)
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	250,746	250,746

Total comprehensive loss							(15,907,220)

Balance, June 30, 2011	38,362,727	$383,744	$105,050,433	$(55,557,311)	$(160,025)	$1,548,127	$51,264,968

Six months ended June 30, 2012

Balance at December 31, 2011	38,362,727	$383,744	$105,050,433	$(54,858,831)	$(160,025)	$134,339	$50,549,660

Comprehensive income
Net income	—	—	—	890,812	—	—	890,812
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	185,255	185,255

Total comprehensive income							1,076,067

Share-based compensation expense			133,128				133,128
Issuance of restricted stock	104,346	1,043	(1,043)				—

Balance, June 30, 2012	38,467,073	$384,787	$105,182,518	$(53,968,019)	$(160,025)	$319,594	$51,758,855

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$890,812	$(16,157,966)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Restructuring charges and asset disposals	(5,049)	1,996,441
Amortization and accretion of investment premiums and discounts, net	213,178	116,431
Amortization and accretion of purchase loan premiums and discounts, net	7,272	5,028
Provision for loan losses	(2,558,827)	8,464,427
Gain on sale of loans	(263,646)	(79,729)
Loss on sale of investment securities	8,042	—
Amortization of core deposit intangible	6,963	7,506
Earnings on cash surrender value of life insurance	(262,964)	(321,245)
Depreciation and amortization	606,350	684,904
(Gain) loss on sale of other real estate owned	(201,355)	58,215
Impairment writedown on other real estate owned	—	165,764
Share-based compensation	133,128	—
Changes in assets and liabilities:
Decrease in deferred loan costs	36,089	100,958
Decrease in accrued interest and dividends receivable	163,833	182,723
Decrease in other assets	564,285	6,717,760
(Decrease) increase in accrued expenses and other liabilities	(61,423)	457,203

Net cash (used in) provided by operating activities	(723,312)	2,398,420

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	5,039,296	3,976,411
Proceeds from the sale (purchases) of available for sale securities	5,165,626	(51,995,480)
Redemptions of Federal Reserve Bank Stock	—	455,500
Purchases of Federal Reserve Bank Stock	(12,550)	(1,174,100)
Proceeds from repurchase of excess Federal Home Loan Bank Stock	164,500	—
Proceeds from sale of loans	67,126,928	55,089,794
Net (increase) decrease in loans	(47,966,735)	16,308,380
Purchase of other real estate owned	—	(481,165)
Proceeds from sale of other real estate owned	1,823,435	15,715,973
Capital improvements of other real estate owned	(89,051)	—
Purchase of bank premises and equipment	(252,341)	(218,522)

Net cash provided by investing activities	30,999,108	37,676,791

Cash Flows from Financing Activities:
Net increase (decrease) in demand, savings and money market deposits	7,813,928	(9,443,954)
Net decrease in time certificates of deposits	(30,627,566)	(112,860,038)

Net cash used in financing activities	(22,813,638)	(122,303,992)

Net increase in cash and cash equivalents	7,462,158	(82,228,781)

Cash and Cash Equivalents:
Beginning	55,425,376	146,777,658

Ending	$62,887,534	$64,548,877

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Supplemental Disclosures of Cash Flow Information
Interest paid	$3,807,140	$4,432,799

Income taxes paid	$—	$10,534

Supplemental disclosures of noncash operating, investing and financing activities:
Unrealized holding gain on available for sale securities arising during the period	$306,842	$459,133

Transfer of loans to other real estate owned	$1,238,144	$2,661,330

Transfer of other real estate owned to premises and equipment	$950,000	$—

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected for the remainder of 2012.

Note 2: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available-for-sale securities at June 30, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012:

U. S. Government agency bonds	$5,000,000	$16,920	$—	$5,016,920
U. S. Government agency mortgage-backed securities	38,624,381	1,020,326	(1,942)	39,642,765
Corporate bonds	12,202,773	8,553	(528,381)	11,682,945

	$55,827,154	$1,045,799	$(530,323)	$56,342,630

December 31, 2011:

U. S. Government agency bonds	$5,000,000	$37,085	$—	$5,037,085
U. S. Government agency mortgage-backed securities	49,004,232	1,051,097	(5,900)	50,049,429
Corporate bonds	12,249,064	25,338	(890,944)	11,383,458

	$66,253,296	$1,113,520	$(896,844)	$66,469,972

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at June 30, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2012:

U. S. Government mortgage - backed securities	$67,729	$(160)	$285,040	$(1,782)	$352,769	$(1,942)
Corporate bonds	5,814,060	(185,940)	2,657,559	(342,441)	8,471,619	(528,381)

Totals	$5,881,789	$(186,100)	$2,942,599	$(344,223)	$8,824,388	$(530,323)

December 31, 2011:

U. S. Government mortgage - backed securities	$4,941,662	$(5,492)	$68,309	$(408)	$5,009,971	$(5,900)
Corporate bonds	8,358,120	(890,944)	—	—	8,358,120	(890,944)

Totals	$13,299,782	$(896,436)	$68,309	$(408)	$13,368,091	$(896,844)

At June 30, 2012, eight securities had unrealized holding losses with aggregate depreciation of 5.7% from the amortized cost. At December 31, 2011, nine securities had unrealized losses with aggregate depreciation of 6.3% from the amortized cost.

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

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

The amortized cost and fair value of available-for-sale debt securities at June 30, 2012 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	Amortized Cost	Fair Value
Maturity:
Over 10 years	$—	$—
Corporate bonds < 5 years	3,202,773	3,211,326
Corporate bonds 5 to 10 years	9,000,000	8,471,619
U.S. Government bonds 5 to 10 years	5,000,000	5,016,920
Mortgage-backed securities	38,624,381	39,642,765

Total	$55,827,154	$56,342,630

Note 3: Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
Real Estate
Commercial	$237,217,702	$215,659,837
Residential	149,905,067	188,108,855
Construction	6,217,516	12,306,922
Construction to permanent	8,287,915	10,012,022
Commercial	32,379,945	31,810,735
Consumer home equity	53,587,509	49,694,546
Consumer installment	2,125,347	2,164,972

Total Loans	489,721,001	509,757,889
Premiums on purchased loans	223,853	231,125
Net deferred costs	586,866	622,955
Allowance for loan losses	(6,673,648)	(9,384,672)

Loans receivable, net	$483,858,072	$501,227,297

On March 29, 2012, the Bank completed the sale of $66.4 million of residential loans consummated for a cash purchase price of $66.7 million, which represented 101% of the Bank’s net book value for these assets.

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$8,460,943	$12,208,476	$9,384,672	$15,374,101
Provision for loan losses	(1,713,425)	1,482,798	(2,558,827)	8,464,427
Loans charged-off	(90,739)	(3,034,591)	(193,223)	(7,188,138)
Recoveries of loans previously charged-off	16,869	743,044	41,026	763,650
Transferred to loans held-for-sale	—	—	—	(6,014,313)

Balance, end of period	$6,673,648	$11,399,727	$6,673,648	$11,399,727

At June 30, 2012 and December 31, 2011, the unpaid balances of loans 90 days or more past maturity, and still accruing interest were $4,234,926 and $9,461,106, respectively. All of the borrowers of said loans at June 30, 2012 continue to make interest payments, but are past maturity where payoff is pending or are in the process of being renewed.

The unpaid principal balances of loans on nonaccrual status and considered impaired were $17.5 million at June 30, 2012 and $20.7 million at December 31, 2011.

If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $274,000 of additional income during the quarter ended June 30, 2012 and $0.5 million during the quarter ended June 30, 2011. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $584,000 of additional income for the six months ended June 30, 2012 and $1.5 million for the six months ended June 30, 2011.

For the three months ended June 30, 2012 and 2011, the interest collected and recognized as income on impaired loans, which includes non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded, was approximately $0 and $30,000, respectively. For the six months ended June 30, 2012 and 2011, the interest income collected and recognized on impaired loans was approximately $180,000 and $461,000 respectively. The average recorded investment in impaired loans for the three and six months ended June 30, 2012 was $34.0 million and $34.1 million respectively.

At June 30, 2012, there were ten loans totaling $22.9 million that were considered “troubled debt restructurings,” as compared to December 31, 2011 when there were twelve loans totaling $25.5 million, all of which were included in impaired loans. At June 30, 2012, six of the ten loans aggregating $16.0 million were accruing loans and four loans aggregating $6.8 million were non-accruing loans.

The Company’s lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York. The Company originates commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company had originated loans for the construction of residential homes, residential developments and for land development projects. A moratorium on all new speculative construction loans was instituted by management in July 2008. All residential and commercial mortgage loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 75% of the market value of the collateral for commercial real estate at the date of the credit extension depending on the Company’s evaluation of the borrowers’ creditworthiness and type of collateral and up to 80% for residential 1-4 family real estate. In the case of construction loans, the maximum loan-to-value was 65% of the “as completed” market value. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are accounts receivable, inventory, other business assets, marketable securities and time deposits. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows on all loans not related to construction.

Risk characteristics of the Company’s portfolio classes include the following:

Commercial Real Estate Loans – In underwriting commercial real estate loans, the Company evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loans. Repayment of such loans may be negatively impacted should the borrower default or should there be a substantial decline in the value of the property securing the loan or a decline in the general economic conditions. Where the owner occupies the property, the Company also evaluates the business’s ability to repay the loan on a timely basis. In addition, the Company may require personal guarantees, lease assignments and/or the guarantee of the operating company when the property is owner occupied. These types of loans may involve some additional risks than in investor owned commercial real estate lending, because payments on such loans are dependent upon the successful operation of the business involved, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions affecting the borrowers’ businesses.

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

Commercial and Industrial Loans – The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long-term working capital purposes. These loans are generally secured by corporate assets, often with real estate as secondary collateral, but are also occasionally offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. Commercial loans are often larger and may involve greater risks than other types of loans offered by the Company. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

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

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months ended June 30, 2012. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

Three months ended June 30, 2012	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,094,736	$4,645,248	$842,636	$236,313	$1,049,555	$413,724	$178,731	$8,460,943
Charge-offs	(44,471)	—	—	—	(32,150)	(14,118)	—	(90,739)
Recoveries	1,500	14,988	—	—	—	381	—	16,869
Provision	(316,423)	(877,846)	(592,125)	(114,863)	192,498	103,345	(108,011)	(1,713,425)

Ending Balance	$735,342	$3,782,390	$250,511	$121,450	$1,209,903	$503,332	$70,720	$6,673,648
Ending balance: individually evaluated for impairment	$37,330	$139,851	$31,520	$110,045	$30,291	$151,501	$—	$500,538

Ending balance: collectively evaluated for impairment	$698,012	$3,642,539	$218,991	$11,405	$1,179,612	$351,831	$70,720	$6,173,110

Total Allowance for Loan Losses	$735,342	$3,782,390	$250,511	$121,450	$1,209,903	$503,332	$70,720	$6,673,648

Total Loans ending balance	$32,379,945	$237,217,702	$6,217,516	$8,287,915	$149,905,067	$55,712,856	$—	$489,721,001

Ending balance:
individually evaluated for impairment	$191,375	$9,406,325	$3,081,562	$6,192,645	$14,400,401	$1,417,742	$—	$34,690,050

Ending balance :
collectively evaluated for impairment	$32,188,570	$227,811,377	$3,135,954	$2,095,270	$135,504,666	$54,295,114	$—	$455,030,951

The following table sets forth activity in our allowance for loan losses, by loan type, for the six months ended June 30, 2012. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

Six months ended June 30, 2012	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$882,062	$4,018,746	$867,159	$547,333	$2,550,588	$458,762	$60,022	$9,384,672
Charge-offs	(44,471)	(49,922)	—	—	(84,711)	(14,119)	—	(193,223)
Recoveries	2,500	36,976	—	—	—	1,550	—	41,026
Provision	(104,751)	(223,410)	(616,648)	(425,883)	(1,255,972)	57,139	10,698	(2,558,827)

Ending Balance	$735,340	$3,782,390	$250,511	$121,450	$1,209,905	$503,332	$70,720	$6,673,648
Ending balance: individually evaluated for impairment	$37,330	$139,851	$31,520	$110,045	$30,291	$151,501	$—	$500,538

Ending balance: collectively evaluated for impairment	$698,010	$3,642,539	$218,991	$11,405	$1,179,614	$351,831	$70,720	$6,173,110

Total Allowance for Loan Losses	$735,340	$3,782,390	$250,511	$121,450	$1,209,905	$503,332	$70,720	$6,673,648

Total Loans ending balance	$32,379,945	$237,217,702	$6,217,516	$8,287,915	$149,905,067	$55,712,856	$—	$489,721,001

Ending balance:
individually evaluated for impairment	$191,375	$9,406,325	$3,081,562	$6,192,645	$14,400,401	$1,417,742	$—	$34,690,050

Ending balance :
collectively evaluated for impairment	$32,188,570	$227,811,377	$3,135,954	$2,095,270	$135,504,666	$54,295,114	$—	$455,030,951

The Company monitors the credit quality of its loans receivable in an ongoing manner. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that internally assigned risk ratings and loan-to-value ratios (“LTVs”), at period end, are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans receivable. Loan-to-value ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of originations (unless a current appraisal has been obtained as a result of the loan being deemed impaired or the loan is a maturing construction loan).

Appraisals on properties securing impaired loans and Other Real Estate Owned (“OREO”) are updated annually. Additionally, appraisals on construction loans are updated four months in advance of scheduled maturity dates. We update our impairment analysis monthly based on the most recent appraisal as well as other factors (such as senior lien positions, e.g. property taxes). We are subscribers to a national real estate valuation database service and use published information regarding home sales prices in the towns/counties where our collateral is located in CT and NY.

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

A disposition discount is built into our impairment analysis and reflected in our allowance once a property is determined to be a likely OREO (e.g. foreclosure is probable). To determine the discount, we compare the actual sales prices of our OREO properties to the appraised value that was obtained as of the date when we took title to the property. The difference is the bank-owned disposition discount.

The Company has a risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign an Obligor and a Facility risk rating to each loan in their portfolio at origination, which is ratified or modified by the Committee to which the loan is submitted for approval. When the lender learns of important financial developments, the risk rating is reviewed accordingly, and adjusted if necessary. All loans are reviewed annually. Similarly, the Loan Committee can adjust a risk rating.

In addition, the Company engages a third party independent loan reviewer that performs quarterly reviews of a sample of loans, validating the Bank’s risk ratings assigned to such loans. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses. Any upgrades to criticized loans must be approved by the Board Loan Committee.

When assigning a risk rating to a loan, management utilizes the Bank’s internal eleven-point risk rating system.

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

As of this quarter, the Bank implemented enhancements to the allowance methodology, resulting in a reduction of the allowance for loan losses of $1.1 million. In making this transition, the changes serve to update and enhance the methodology to reflect the direction of the current loan portfolio. The changes are threefold:

•

First, the Bank adopted a two year, instead of a three year, weighted average historical loss factor as the basis for the calculation of its historical loss experience. This is used to calculate expected losses in the Accounting Standards Codification (“ASC”) (Topic 450-20), “Loss Contingencies” pools prior to the application of qualitative risk adjustment factors. This change was made to be more responsive to the changing credit environment. Net charge-offs have declined, especially in 2012 when they averaged $76,000 per quarter. This shorter average historical loss period will produce results more indicative of the current and expected behavior of the portfolio.

•

Second, the Bank adopted an Internal Risk Ratings Based (IRB) approach to calculating historical loss rates. This approach calibrates expected losses with actual risk assessment and equates the likelihood of loss to the level of risk in a credit facility rating. Previously, loss history was applied to categories of loans and qualitative adjustments were apportioned by risk rating within the categories.

•

Third, the Bank increased the detail of analysis within the segments, particularly within Commercial Real Estate lending, which is currently the Bank’s largest concentration overall, by expanding the number of ASC 450-20 pools. In all, ten sub-concentrations have been added to the analysis. The greater level of detail enables the Bank to better apply qualitative risk adjustment factors to the segments affected and to monitor changes in credit risk within the portfolio.

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

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at June 30, 2012:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$24,850,034	$1,456,449	$176,063,752	$9,310,101	$—	$—	$2,095,269	$—	$100,682,616	$26,642,690	$49,265,371	$1,519,501	$699,679	$392,585,462
Special Mention	369,025	170,214	14,315,821	5,683,817	3,135,953	—	—	—	5,313,385	—	99,532	2,711,032	—	31,798,779
Substandard & Doubtful	4,611,015	923,208	18,170,351	13,673,860	1,219,528	1,862,035	—	6,192,646	5,197,208	12,069,168	—	1,417,741	—	65,336,760

	$29,830,074	$2,549,871	$208,549,924	$28,667,778	$4,355,481	$1,862,035	$2,095,269	$6,192,646	$111,193,209	$38,711,858	$49,364,903	$5,648,274	$699,679	$489,721,001

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals
Performing	$32,188,570	$229,248,655	$3,135,953	$7,000,270	$145,976,052	$54,719,115	$472,268,615
Non Performing	191,375	7,969,047	3,081,563	1,287,645	3,929,015	993,741	17,452,386

Total	$32,379,945	$237,217,702	$6,217,516	$8,287,915	$149,905,067	$55,712,856	$489,721,001

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2011:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$23,822,200	$1,737,893	$151,392,526	$11,680,310	$—	$—	$903,035	$—	$129,132,494	$34,895,858	$44,969,963	$1,531,223	$636,863	$400,702,365
Special Mention	1,544,420	170,575	22,426,235	4,585,523	9,210,344	—	—	—	5,316,201	2,400,000	274,365	3,029,362	—	48,957,025
Substandard & Doubtful	4,480,440	55,207	15,981,747	9,593,496	1,243,579	1,852,999	—	9,108,987	3,587,607	12,776,695	—	1,417,742	—	60,098,499

	$29,847,060	$1,963,675	$189,800,508	$25,859,329	$10,453,923	$1,852,999	$903,035	$9,108,987	$138,036,302	$50,072,553	$45,244,328	$5,978,327	$636,863	$509,757,889

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals
Performing	$31,521,175	$206,322,032	$10,928,343	$5,808,035	$183,629,363	$50,865,776	$489,074,724
Non Performing	289,560	9,337,805	1,378,579	4,203,987	4,479,492	993,742	20,683,165

Total	$31,810,735	$215,659,837	$12,306,922	$10,012,022	$188,108,855	$51,859,518	$509,757,889

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these non-accrual loans was $17.5 million and $20.7 million at June 30, 2012, and December 31, 2011 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, or earlier if deemed appropriate, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain troubled debt restructures (TDRs) are placed on non-accrual status.

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at June 30, 2012:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans
2012	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non- Accrual and Past Due Loans
Commercial
Pass	$—	$—	$—	$—	$—	$—	$—
Substandard	—	—	191,375	191,375	—	448,000	639,375

Total Commercial	$—	$—	$191,375	$191,375	$—	$448,000	$639,375

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	304,388	304,388
Substandard	$—	$—	$5,808,987	$5,808,987	$2,160,060	$3,482,538	$11,451,585

Total Commercial Real Estate	$—	$—	$5,808,987	$5,808,987	$2,160,060	$3,786,926	$11,755,973

Construction
Substandard	$—	$—	$1,862,035	$1,862,035	$1,219,528	$—	$3,081,563

Total Construction	$—	$—	$1,862,035	$1,862,035	$1,219,528	$—	$3,081,563

Construction to Permanent
Substandard	$—	$—	$—	$—	$1,287,645	$—	$1,287,645

Total Construction to Permanent	$—	$—	$—	$—	$1,287,645	$—	$1,287,645

Residential Real Estate
Substandard	$—	$371,920	$3,557,095	$3,929,015	$—	$—	$3,929,015

Total Residential Real Estate	$—	$371,920	$3,557,095	$3,929,015	$—	$—	$3,929,015

Consumer
Substandard	$—	$—	$993,741	$993,741	$—	$—	$993,741

Total Consumer	$—	$—	$993,741	$993,741	$—	$—	$993,741

Total	$—	$371,920	$12,413,233	$12,785,153	$4,667,233	$4,234,926	$21,687,312

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2011:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans
2011	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non- Accrual and Past Due Loans
Commercial
Special Mention	$—	$—	$—	$—	$—	$44,296	$44,296
Substandard	—	—	289,560	289,560	—	947,847	1,237,407

Total Commercial	$—	$—	$289,560	$289,560	$—	$992,143	$1,281,703

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$402,663	$402,663
Special Mention	—	—	—	—	—	2,832,452	2,832,452
Substandard	$—	$443,259	$6,670,730	$7,113,989	$2,223,816	$3,515,848	$12,853,653

Total Commercial Real Estate	$—	$443,259	$6,670,730	$7,113,989	$2,223,816	$6,750,963	$16,088,768

Construction
Substandard	$—	$—	$135,000	$135,000	$1,243,579	$1,717,999	$3,096,578

Total Construction	$—	$—	$135,000	$135,000	$1,243,579	$1,717,999	$3,096,578

Construction to Permanent
Substandard	$—	$—	$—	$—	$4,203,987	$—	$4,203,987

Total Construction to Permanent	$—	$—	$—	$—	$4,203,987	$—	$4,203,987

Residential Real Estate
Substandard	$—	$—	$4,479,492	$4,479,492	$—	$—	$4,479,492

Total Residential Real Estate	$—	$—	$4,479,492	$4,479,492	$—	$—	$4,479,492

Consumer
Substandard	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total Consumer	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total	$—	$443,259	$12,568,524	$13,011,783	$7,671,382	$9,461,105	$30,144,270

These non-accrual and past due amounts included loans deemed to be impaired of $17.5 million and $20.7 million at June 30, 2012, and December 31, 2011, respectively. Loans past due and still accruing interest were $4.2 million and $9.5 million at June 30, 2012, and December 31, 2011 respectively, and consisted of seven loans at June 30, 2012. All of the borrowers of said loans at June 30, 2012 continue to make interest payments, but are past maturity where payoff is pending or are in the process of being renewed.

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at June 30, 2012.

	Performing (Accruing) Loans
2012	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Performing Loans	Total Non- Accrual and Past Due Loans	Total Loans
Commercial
Pass	$—	$298,000	$—	$298,000	$26,008,483	$26,306,483	$—	$26,306,483
Special Mention	—	—	—	—	539,239	539,239	—	539,239
Substandard	—	500,000	—	500,000	4,394,848	4,894,848	639,375	5,534,223

Total Commercial	$—	$798,000	$—	$798,000	$30,942,570	$31,740,570	$639,375	$32,379,945

Commercial Real Estate
Pass	$3,990,000	$—	$—	$3,990,000	$181,383,853	$185,373,853	$—	$185,373,853
Special Mention	—	—	—	—	19,695,250	19,695,250	304,388	19,999,638
Substandard	394,137	—	1,907,661	2,301,798	18,090,828	20,392,626	11,451,585	31,844,211

Total Commercial Real Estate	$4,384,137	$—	$1,907,661	$6,291,798	$219,169,931	$225,461,729	$11,755,973	$237,217,702

Construction
Pass	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	3,135,953	3,135,953	—	3,135,953
Substandard	—	—	—	—	—	—	3,081,563	3,081,563

Total Construction	$—	$—	$—	$—	$3,135,953	$3,135,953	$3,081,563	$6,217,516

Construction to Permanent
Pass	$—	$—	$—	$—	$2,095,269	$2,095,269	$—	$2,095,269
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4,905,002	4,905,002	1,287,644	6,192,646

Total Construction to Permanent	$—	$—	$—	$—	$7,000,271	$7,000,271	$1,287,644	$8,287,915

Residential Real Estate
Pass	$—	$—	$—	$—	$127,325,306	$127,325,306	$—	$127,325,306
Special Mention	—	—	—	—	5,313,385	5,313,385	—	5,313,385
Substandard	1,638,262	—	—	1,638,262	11,699,099	13,337,361	3,929,015	17,266,376

Total Residential Real Estate	$1,638,262	$—	$—	$1,638,262	$144,337,790	$145,976,052	$3,929,015	$149,905,067

Consumer
Pass	$7,953	$—	$—	$7,953	$51,476,598	$51,484,551	$—	$51,484,551
Special Mention	—	—	—	—	2,810,564	2,810,564	—	2,810,564
Substandard	—	—	—	—	423,999	423,999	993,742	1,417,741

Total Consumer	$7,953	$—	$—	$7,953	$54,711,161	$54,719,114	$993,742	$55,712,856

Total	$6,030,352	$798,000	$1,907,661	$8,736,013	$459,297,676	$468,033,689	$21,687,312	$489,721,001

The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2011.

	Performing (Accruing) Loans
2011	31-60 Days Past Due	Greater Than 60 Days	Total Past Due	Current	Total Perfoming Loans	Total Non- Accrual and Past Due Loans	Total Loans
Commercial
Pass	$10,971	$—	$10,971	$25,504,826	$25,515,797	$44,296	$25,560,093
Special Mention	—	—	—	1,714,995	1,714,995	—	1,714,995
Substandard	233,781	—	233,781	3,064,459	3,298,240	1,237,407	4,535,647

Total Commercial	$244,752	$—	$244,752	$30,284,280	$30,529,032	$1,281,703	$31,810,735

Commercial Real Estate
Pass	$—	$—	$—	$162,670,173	$162,670,173	$402,663	$163,072,836
Special Mention	1,915,504	—	1,915,504	22,263,802	24,179,306	2,832,452	27,011,758
Substandard	—	—	—	12,721,590	12,721,590	12,853,653	25,575,243

Total Commercial Real Estate	$1,915,504	$—	$1,915,504	$197,655,565	$199,571,069	$16,088,768	$215,659,837

Construction
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	9,210,344	9,210,344	—	9,210,344
Substandard	—	—	—	—	—	3,096,578	3,096,578

Total Construction	$—	$—	$—	$9,210,344	$9,210,344	$3,096,578	$12,306,922

Construction to Permanent
Pass	$—	$—	$—	$903,035	$903,035	$—	$903,035
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	4,905,000	4,905,000	4,203,987	9,108,987

Total Construction to Permanent	$—	$—	$—	$5,808,035	$5,808,035	$4,203,987	$10,012,022

Residential Real Estate
Pass	$42,181	$—	$42,181	$163,986,171	$164,028,352	$—	$164,028,352
Special Mention	4,800,000	—	4,800,000	2,916,201	7,716,201	—	7,716,201
Substandard	—	84,225	84,225	11,800,585	11,884,810	4,479,492	16,364,302

Total Residential Real Estate	$4,842,181	$84,225	$4,926,406	$178,702,957	$183,629,363	$4,479,492	$188,108,855

Consumer
Pass	$1,459	$—	$1,459	$47,136,590	$47,138,049	$—	$47,138,049
Special Mention	—	—	—	3,303,727	3,303,727	—	3,303,727
Substandard	—	—	—	424,000	424,000	993,742	1,417,742

Total Consumer	$1,459	$—	$1,459	$50,864,317	$50,865,776	$993,742	$51,859,518

Total	$7,003,896	$84,225	$7,088,121	$472,525,498	$479,613,619	$30,144,270	$509,757,889

The following table summarizes impaired loans as of June 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
2012
With no related allowance recorded:
Commercial	$18,167	$250,893	$—
Commercial Real Estate	7,927,165	8,755,486	—
Construction	2,946,562	2,946,592	—
Construction to Permanent	4,905,000	4,905,000
Residential	13,730,710	13,730,710	—
Consumer	993,742	993,742	—

Total:	$30,521,346	$31,582,423	$—

With an allowance recorded:
Commercial	$173,208	$350,000	$37,330
Commercial Real Estate	1,479,160	1,595,500	139,851
Construction	135,000	286,625	31,520
Construction to Permanent	1,287,645	1,425,000	110,045
Residential	669,691	669,691	30,291
Consumer	424,000	424,000	151,501

Total:	$4,168,704	$4,750,816	$500,538

Commercial	$191,375	$600,893	$37,330
Commercial Real Estate	9,406,325	10,350,986	139,851
Construction	3,081,562	3,233,217	31,520
Construction to Permanent	6,192,645	6,330,000	110,045
Residential	14,400,401	14,400,401	30,291
Consumer	1,417,742	1,417,742	151,501

Total:	$34,690,050	$36,333,239	$500,538

Impaired loans consist of non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded.

The following table summarizes impaired loans as of December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
2011
With no related allowance recorded:
Commercial	$210,091	$581,974	$—
Commercial Real Estate	4,444,315	5,174,124	—
Construction	1,243,579	1,247,627	—
Construction to Permanent	6,614,333	6,614,333	—
Residential	9,789,727	9,789,727	—
Consumer	993,742	1,038,640	—

Total:	$23,295,787	$24,446,425	$—

With an allowance recorded:
Commercial	$79,469	$130,137	$61,145
Commercial Real Estate	5,131,655	5,354,025	319,894
Construction	135,000	286,625	31,520
Construction to Permanent	2,494,654	2,634,000	498,254
Residential	5,196,516	5,196,516	197,478
Consumer	424,000	424,000	151,500

Total:	$13,461,294	$14,025,303	$1,259,791

Commercial	$289,560	$712,111	$61,145
Commercial Real Estate	9,575,970	10,528,149	319,894
Construction	1,378,579	1,534,252	31,520
Construction to Permanent	9,108,987	9,248,333	498,254
Residential	14,986,243	14,986,243	197,478
Consumer	1,417,742	1,462,640	151,500

Total:	$36,757,081	$38,471,728	$1,259,791

The recorded investment of impaired loans at June 30, 2012 and December 31, 2011 was $34.7 million and $36.8 million, with related allowances of $501,000 and $1.3 million, respectively.

Included in the tables above at June 30, 2012 and December 31, 2011 are loans with carrying balances of $30.5 million and $23.3 million that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves at June 30, 2012 and December 31, 2011 have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

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

The following table presents the total troubled debt restructured loans as of June 30, 2012:

	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Commercial Real Estate	1	$233,817	2	$4,315,060	3	$4,548,877
Residential Real Estate	3	10,471,386	—	—	3	10,471,386
Construction	—	—	1	1,219,528	1	1,219,528
Construction to permanent	1	4,905,000	1	1,287,645	2	6,192,645
Consumer home equity	1	424,000	—	—	1	424,000

Total Troubled Debt Restructurings	6	$16,034,203	4	$6,822,233	10	$22,856,436

The following table presents the total troubled debt restructured loans as of December 31, 2011:

	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Commercial Real Estate	1	$238,165	3	$5,666,882	4	$5,905,047
Residential Real Estate	3	10,506,751	—	—	3	10,506,751
Construction	—	—	1	1,243,579	1	1,243,579
Construction to permanent	1	4,905,000	2	2,494,654	3	7,399,654
Consumer home equity	1	424,000	—	—	1	424,000

Total Troubled Debt Restructurings	6	$16,073,916	6	$9,405,115	12	$25,479,031

One loan was modified in a troubled debt restructuring during the three months ended June 30, 2012. The following table summarizes loans that were modified in a troubled debt restructuring during the six months ended June 30, 2012.

	Six months ended June 30, 2012
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Number of Relationships	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate	—	$—	—	$—
Residential Real Estate	1	4,661,109	1	4,661,109
Construction to permanent	—	—	—	—

Total Troubled Debt Restructurings	1	$4,661,109	1	$4,661,109

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

During the six months ended June 30, 2012, one of the troubled debt restructured loans was upgraded and is no longer classified as a troubled debt restructuring as compared to December 31, 2011. The upgrade was a commercial construction loan for $1.2 million where the bank received additional collateral. There was another troubled debt restructuring of a residential loan for $4.7 million that was upgraded to special mention due to increased liquidity of the borrower during the first quarter of 2012, which has since been downgraded to substandard, due to financial hardship of the borrower in the second quarter. One troubled debt restructuring had a payment default on a commercial real estate loan and is currently in OREO.

All troubled debt restructurings are impaired loans, which are individually evaluated for impairment.

Note 4: Deposits

The following table is a summary of the Company’s deposits at:

	June 30, 2012	December 31, 2011
Non-interest bearing	$71,722,494	$65,613,374

Interest bearing
NOW	24,297,309	24,396,210
Savings	66,862,473	59,396,310
Money market	47,227,188	52,889,642
Time certificates, less than $100,000	179,310,667	198,207,998
Time certificates, $100,000 or more	132,675,624	144,405,859

Total interest bearing	450,373,261	479,296,019

Total Deposits	$522,095,755	$544,909,393

Included in time certificates are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $0 and $1,361,544 at June 30, 2012 and December 31, 2011, respectively. These are considered brokered deposits. Pursuant to the Agreement discussed in Note 10, the Bank’s participation in the CDARS program, as an issuer of deposits to customers of other banks in the CDARS program, may not exceed 10% of total deposits.

Note 5: Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive by the grant of options, restricted stock awards or phantom stock units to directors and employees of the Company. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. 2,045,654 shares of stock remain available for issuance under the Plan as of June 30, 2012. The vesting of options and restricted stock awards may accelerate in accordance with terms of the plan. The Compensation Committee shall make terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants vest in quarterly installments over a four year period from the date of grant. The Compensation Committee accelerated the vesting of the initial grant of restricted stock, whereby the first year of the tranche vested immediately. Stock options were granted at an exercise price equal to $2.20 based on a price determined by the Compensation Committee and all have an expiration period of 10 years. The fair value of stock options granted on January 24, 2012, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.28 years utilizing the simplified method, risk-free rate of return of 1.28%, volatility of 61.29% and no dividend yield. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis.

During the three and six months ended June 30, 2012, the Company recorded $53,497 and $133,128 of total stock-based compensation, respectively.

The following table is a summary of the Company’s non-vested stock options as of June 30, 2012, and changes therein during the period then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding—December 31, 2011	—	$—	$—	—
Granted	850,000	0.90	2.20	10
Exercised	—	—	—	—

Outstanding—June 30, 2012	850,000	$0.90	$2.20	10

Exercisable—June 30, 2012	—	$—	$—	—

Expected future stock option expense related to the non-vested options outstanding as of June 30, 2012, is $669,877 over an average period of 2.28 years.

The following is a summary of the status of the Company’s restricted shares as of June 30, 2012, and changes therein during the period then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	—	$—
Granted	104,346	1.73
Vested	(25,715)	1.73
Forfeited	—	—

Non-vested at June 30, 2012	78,631	$1.73

Expected future stock award expense related to the non-vested restricted awards as of June 30, 2012, is $135,638 over an average period of 3.10 years.

Note 6: Income Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at June 30, 2012. The deferred tax position has been affected by several significant transactions in the past several years. These transactions include increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company is in a cumulative net loss position at June 30, 2012, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $13.5 million against its deferred tax asset at June 30, 2012. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. In the future, if the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

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

In 2011 the Company calculated the annual limitation on its use of pre-ownership change losses under Section 382 as a result of the 2010 ownership change as $284,000. The Company also determined that the amount of its pre-ownership change losses was $36.2 million. Based on that analysis and a 20-year carryforward period, the Company may utilize approximately $5.7 million of the pre-ownership change losses. Accordingly, the Company wrote-off approximately $10.4 million of deferred tax assets in 2011. The write-off of the deferred tax asset did not affect the consolidated financial statements as there was a full valuation allowance against the deferred tax assets.

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

The stock options and non-vested restricted stock awards did not have an impact on the diluted earnings per share. The following is information about the computation of income (loss) per share for the three and six months ended June 30, 2012 and 2011:

Three months ended June 30, 2012	Net Income	Weighted Average Common Shares O/S	Amount
Basic and Diluted Income Per Share
Income attributable to common shareholders	$345,282	38,381,988	$0.01

Three months ended June 30, 2011	Net Loss	Weighted Average Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(7,175,368)	38,362,727	$(0.19)

Six months ended June 30, 2012	Net Income	Weighted Average Common Shares O/S	Amount
Basic and Diluted Income Per Share
Income attributable to common shareholders	$890,812	38,377,166	$0.02

Six months ended June 30, 2011	Net Loss	Weighted Average Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(16,157,966)	38,362,727	$(0.42)

Note 8: Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gains arising during the period	$198,155	$(75,299)	$122,856	$306,842	$(116,601)	$190,241

Reclassification adjustment for (losses) recognized in income	—	—	—	(8,042)	3,056	(4,986)

Unrealized holding gains on available for sale securities, net of taxes	$198,155	$(75,299)	$122,856	$298,800	$(113,545)	$185,255

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gains arising during the period	$453,931	$(206,410)	$247,521	$459,133	$(208,387)	$250,746

Reclassification adjustment for gains recognized in income	—	—	—	—	—	—

Unrealized holding gains on available for sale securities, net of taxes	$453,931	$(206,410)	$247,521	$459,133	$(208,387)	$250,746

Note 9: Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The contractual amount of commitments to extend credit and standby letters of credit represent the total amount of potential accounting loss should: the contracts be fully drawn upon; the customers default; and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contractual amounts represent credit risk at June 30, 2012 are as follows:

Commitments to extend credit:
Future loan commitments	$35,782,667
Home equity lines of credit	30,738,527
Unused lines of credit	37,402,837
Undisbursed construction loans	4,304,731
Financial standby letters of credit	7,000

$108,235,762

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial property, deposits and securities. Based on the growth in the unfunded commitments, the bank has established a reserve of $26,000 as of June 30, 2012.

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

The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2012 and December 31, 2011 were:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012

The Company:

Total Capital (to Risk Weighted Assets)	$64,556	15.85%	$32,583	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	59,439	14.60%	16,285	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	59,439	9.13%	26,041	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$62,935	15.43%	$32,630	8.00%	$40,787	10.00%
Tier 1 Capital (to Risk Weighted Assets)	57,819	14.18%	16,310	4.00%	24,465	6.00%
Tier 1 Capital (to Average Assets)	57,819	8.88%	26,045	4.00%	32,556	5.00%

December 31, 2011

The Company:

Total Capital (to Risk Weighted Assets)	$63,658	15.22%	$33,469	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,377	13.95%	16,735	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	58,377	9.01%	25,931	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$61,616	14.75%	$33,445	8.00%	$41,806	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,339	13.48%	16,722	4.00%	25,084	6.00%
Tier 1 Capital (to Average Assets)	56,339	8.69%	25,929	4.00%	32,411	5.00%

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of June 30, 2012, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

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

On June 28, 2011, the Federal Reserve Board approved a final debit-card interchange rule. This primarily impacts larger banks and has not had a material impact on the Company.

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

Available-for-Sale Securities: These financial instruments are recorded at fair value in the financial statements. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include U.S. government agency bonds and mortgage-backed securities and corporate bonds. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricings. The fair value measurements considered observable data may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data. Level 3 securities are instruments for which significant unobservable input are utilized. Available-for-sale securities are recorded at fair value on a recurring basis.

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

The following table details the financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012
U.S. Government agency mortgage- backed securities	$—	$39,642,765	$—	$39,642,765
U.S. Government bonds	—	5,016,920	—	5,016,920
Corporate bonds	—	11,682,945	—	11,682,945

Securities available for sale	$—	$56,342,630	$—	$56,342,630

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
U.S. Government agency mortgage- backed securities	$—	$50,049,429	$—	$50,049,429
U.S. Government bonds		5,037,085	—	5,037,085
Corporate bonds	—	11,383,458	—	11,383,458

Securities available for sale	$—	$66,469,972	$—	$66,469,972

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables reflect financial assets measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans (1)	$—	$—	$4,168,705	$4,168,705

Other real estate owned (2)	$—	$—	$288,144	$288,144

December 31, 2011
Impaired Loans (1)	$—	$—	$13,498,177	$13,498,177

Other real estate owned (2)	$—	$—	$2,762,640	$2,762,640

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.
(2)	Represents carrying value for which adjustments are based on the appraised value of the property.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of June 30, 2012 and December 31, 2011 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at June 30, 2012 and December 31, 2011 (in thousands):

		June 30, 2012		December 31, 2011
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$3,721	$3,721	$4,242	$4,242
Interest-bearing deposits due from banks	Level 1	58,456	58,456	50,474	50,474
Short-term investments	Level 1	710	710	710	710
Other investments	Level 2	3,500	3,500	3,500	3,500
Federal Reserve Bank stock	Level 1	1,720	1,720	1,707	1,707
Federal Home Loan Bank stock	Level 1	4,344	4,344	4,508	4,508
Loans receivable, net	Level 3	483,858	491,095	501,477	511,648
Accrued interest receivable	Level 1	2,289	2,289	2,453	2,453

Financial Liabilities:
Demand deposits	Level 1	$71,722	$71,722	$65,613	$65,613
Savings deposits	Level 1	66,862	66,862	59,396	59,396
Money market deposits	Level 1	47,227	47,227	52,890	52,890
NOW accounts	Level 1	24,297	24,297	24,396	24,396
Time deposits	Level 2	311,986	317,852	342,614	347,246
FHLB Borrowings	Level 2	50,000	52,954	50,000	52,645
Securities sold under repurchase agreements	Level 2	7,000	7,683	7,000	8,173
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Accrued interest payable	Level 1	1,096	1,096	949	949

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

Loans Receivable: The fair values of loans are estimated by discounting the projected future cash flows using market discount rates, primarily based on the Bank’s current offer rates on comparable products, which reflect credit and interest-rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Fair values estimated in this manner do not fully incorporate an exit price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2012 and December 31, 2011. The estimated fair value of fee income on letters of credit at June 30, 2012 and December 31, 2011 was insignificant.

Note 12. Restructuring Charges and Asset Disposals

The Company recorded restructuring charges of $495,207 for the six months ended June 30, 2012, compared to $2,986,441 in the same period as last year. These costs are included in restructuring charges and asset disposals in the Consolidated Statements of Operations.

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

On March 30, 2012, the Company announced that it would close the NYC branch, effective June 2012, and executed a workforce reduction of back office personnel to further reduce operating expenses. There were twelve employees in total affected by this announcement. For the six months ended June 30, 2012, a restructuring charge of $495,207 was recorded, which was comprised of $445,429 for severance expenses for the branch and back office personnel, asset disposals of $39,445 and $10,333 in lease termination costs.

On June 29, 2012, the Company announced that it would be consolidating three more branches, effective September 2012 in its continued effort to reduce operating expenses.

Restructuring reserves at June 30, 2012 for the restructuring activities taken in connection with these initiatives are comprised of the following:

	Balance at December 31, 2011	Expenses	Cash payments	Non-cash charges	Balance at June 30, 2012
Severance and benefit costs 2011	$64,132	$34,616	$(17,665)	$(2,994)	$78,089
Lease termination costs 2011	317,808	—	—	(72,404)	245,404
Severance and benefit costs 2012	—	410,813	(359,537)	—	51,276
Lease termination costs 2012	—	10,333	—	—	10,333
Asset disposals 2012	—	39,445	—	(39,445)	—

Total	$381,940	$495,207	$(377,202)	$(114,843)	$385,102

The restructuring reserves at June 30, 2012 are included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

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

SUMMARY

Bancorp realized net income of $345,000 ($0.01 basic and diluted income per share) for the quarter ended June 30, 2012, compared to a net loss of $7.2 million ($0.19 basic and diluted loss per share) for the quarter ended June 30, 2011. For the six-month period ended June 30, 2012, Bancorp realized net income of $891,000 ($0.02 basic and diluted income per share) compared to a net loss of $16.2 million ($0.42 basic and diluted loss per share) for the six months ended June 30, 2011. The primary reason for the increase in the quarterly comparison is the $1.7 million benefit from the provision for loan losses and lower operating expenses of $5.2 million. Restructuring charges of $127,000 were $2.9 million lower than the same period last year; associated with the branch closings and reduction-in- force, as discussed in Note 12. Bancorp’s net interest income for the quarter ended June 30, 2012 was $4.4 million compared to $5.0 million for the quarter ended June 30, 2011. Interest income and interest expense decreased by 12% and 9%, respectively, for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011. The significant decline in interest income is due primarily to the lower interest rate environment and a high level of liquidity. The decline in interest expense is primarily due to the reduction of total deposits and substantially lower interest rates paid on term deposits.

Total assets decreased $21.5 million from $665.8 million at December 31, 2011 to $644.3 million at June 30, 2012. Cash and cash equivalents increased $7.5 million from $55.4 million at December 31, 2011 to $62.9 million at June 30, 2012. Securities decreased $10.3 million from $76.2 million at December 31, 2011 to $65.9 million June 30, 2012. The net loan portfolio decreased $17.4 million from $501.2 million at December 31, 2011 to $483.9 million at June 30, 2012. This decrease is primarily a result of a $66.4 million sale of residential loans, partially offset with loan growth of $27.5 million and $21.6 million in residential and commercial real estate, respectively. As a result of weak loan demand and currently high levels of balance sheet liquidity, the Bank continued to reduce its concentration in high costs of certificates of deposit. The overall cost of deposits decreased from 1.28% at December 31, 2011 to 1.24% at June 30, 2012. Deposits decreased $22.8 million from $544.9 million at December 31, 2011 to $522.1 million at June 30, 2012.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $7.5 million, or 13%, to $62.9 million at June 30, 2012 compared to $55.4 million at December 31, 2011. This increase is primarily the result of the proceeds from the residential loan sale on March 29, 2012, which was deposited in short-term investments, and lower outstanding loan balances.

Investments

The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

	June 30, 2012	December 31 2011
U.S. Government bonds	$5,016,920	$5,037,085
U.S. Government agency mortgage-backed securities	39,642,765	50,049,429
Corporate bonds	11,682,945	11,383,458

Total Available-for-Sale Securities	$56,342,630	$66,469,972

Available-for-sale securities decreased $10.1 million, or 15%, from $66.5 million at December 31, 2011 to $56.3 million at June 30, 2012. This decrease is primarily due to the sale of $5.2 million of government agency mortgage-backed securities and principal pay downs of $4.9 million on mortgage backed securities.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	June 30, 2012	December 31, 2011
Real Estate
Commercial	$237,217,702	$215,659,837
Residential	149,905,067	188,108,855
Construction	6,217,516	12,306,922
Construction to permanent	8,287,915	10,012,022
Commercial	32,379,945	31,810,735
Consumer home equity	53,587,509	49,694,546
Consumer installment	2,125,347	2,164,972

Total Loans	489,721,001	509,757,889
Premiums on purchased loans	223,853	231,125
Net deferred costs	586,866	622,955
Allowance for loan losses	(6,673,648)	(9,384,672)

Loans receivable, net	$483,858,072	$501,227,297

Bancorp’s net loan portfolio decreased $17.4 million, or 3%, from $501.2 million at December 31, 2011 to $483.9 million at June 30, 2012. The decrease is primarily a result of the $66.4 million residential loan sale, partially offset by new loan growth. Residential mortgages decreased by $38.2 million; and construction and construction-to-permanent loans decreased $6.1 million and $1.7 million respectively. Consumer installment loans decreased $40,000. These were partially offset by increases in commercial real estate loans of $21.6 million, consumer home equity loans of $3.9 million and commercial loans of $569,000.

At June 30, 2012, the net loan to deposit ratio was 93% and the net loan to total assets ratio was 75%. At December 31, 2011, these ratios were 92% and 76%, respectively.

Allowance for Loan Losses

The allowance for loan losses is established to provide for expected future losses based on the Bank’s loss history and the application of qualitative risk adjustment factors to compensate for estimated differences between anticipated potential losses and those predicted by the bank’s specific loss history. The allowance is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance for loan losses decreased $2.7 million from December 31, 2011 to June 30, 2012 primarily due to a reduction in loan balances, improved credit quality of the loan portfolio and a change in methodology in estimating the allowance as described more fully below. These factors resulted in a release of excess reserves of $2.6 million after net charge-offs of $152,000.

Until this quarter, the Bank had used a 12 quarter un-weighted average to calculate loss history. As of this quarter, the Bank implemented changes to the allowance methodology, resulting in a reduction of the allowance for loan losses of $1.1 million. In making this transition, the changes serve to update and enhance the methodology to reflect the direction of the current loan portfolio. The changes are threefold:

•

First, the Bank adopted a two year, instead of a three year, weighted average historical loss factor as the basis for the calculation of its historical loss experience. This is used to calculate expected losses in the ASC 450-20 pools prior to the application of qualitative risk adjustment factors. Weightings were allocated 59% to the last four quarters and 41% to the previous four quarters. This change was made to be more responsive to the changing credit environment. Net charge-offs have declined, especially in 2012 when they averaged $76,000 per quarter. This shorter average historical loss period will produce results more indicative of the current and expected behavior of the portfolio.

•

Second, the Bank adopted an Internal Risk Ratings Based (IRB) approach to calculating historical loss rates. This approach calibrates expected losses with actual risk assessment and equates the likelihood of loss to the level of risk in a credit facility rating. All loans are reviewed annually. Similarly, the Loan Committee can adjust a risk rating. Previously, loss history was applied to categories of loans and qualitative adjustments were apportioned by risk rating within the categories.

•

Third, the Bank increased the detail of analysis within the segments, particularly within Commercial Real Estate lending, which is currently the Bank’s largest concentration overall, by expanding the number of ASC 450-20 pools. In all, ten sub-concentrations have been added to the analysis. The greater level of detail enables the Bank to better apply qualitative risk adjustment factors to the segments affected and to monitor changes in credit risk within the portfolio.

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

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(Thousands of dollars)	2012	2011	2012	2011
Balance at beginning of period	$8,461	$12,208	$9,385	$15,374
Charge-offs	(91)	(3,034)	(193)	(7,188)
Recoveries	17	743	41	764

Net Charge-offs	(74)	(2,291)	(152)	(6,424)

Transferred to loans held-for-sale	—	—	—	(6,014)
Provision charged to operations	(1,713)	1,483	(2,559)	8,464

Balance at end of period	$6,674	$11,400	$6,674	$11,400

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.48%	0.03%	1.28%

Ratio of ALLL / Gross Loans	1.36%	2.46%	1.36%	2.46%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $6.7 million, at June 30, 2012, which represents 1.36% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

(Thousands of dollars)	June 30, 2012	December 31, 2011
Loans past due over 90 days	$4,235	$9,461
still accruing
Non accruing loans	17,452	20,683

Total	$21,687	$30,144

% of Total Loans	4.42%	5.91%
% of Total Assets	3.37%	4.53%

Loans delinquent over 90 days and still accruing aggregating $4.2 million are comprised of seven loans, all of which have matured and continue to make payments. These loans are currently in the process of being renewed or paid off. Impaired loans, which are comprised of non-accruing loans, troubled debt restructured loans, and loans previously classified as TDRs that have been upgraded, increased by $1.9 million to $34.7 million for the quarter ended June 30, 2012 and decreased $2.1 million for the six months ended June 30, 2012. Impaired loans are attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets. Residents of Fairfield County, Connecticut, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.

The $17.5 million of non-accrual loans at June 30, 2012 is comprised of 21 loans, for which a specific reserve of $349,000 has been established. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. Of the $17.5 million of non-accrual loans at June 30, 2012 borrowers of 4 loans with aggregate balances of $6.0 million continue to make loan payments and these loans are current within one month as to payments.

Potential Problem Loans

In addition to the above, there are $47.9 million of substandard accruing loans comprised of 37 loans and $31.8 million of special mention loans comprised of 39 loans for which management has a concern as to the ability of the borrowers to comply with the present repayment terms. All but $5.0 million of the substandard accruing loans and all of the special mention loans continue to make timely payments and are within 30 days at June 30, 2012.

Other Real Estate Owned

The following table is a summary of Bancorp’s other real estate owned at the dates shown:

	June 30, 2012	December 31, 2011
Residential construction	$1,229,611	$1,140,560
Commercial	—	1,622,080
Residential	288,144	—

Other real estate owned	$1,517,755	$2,762,640

The balance of other real estate owned at June 30, 2012 is comprised of two properties with an aggregate carrying value of $1.5 million that were obtained through loan foreclosure proceedings. During the six months ended June 30, 2012, two OREO properties were sold with an aggregate carrying value of $1.6 million.

Deferred Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of Bancorp at June 30, 2012. The deferred tax position has been affected by several significant transactions in the past several years. These transactions include the change in ownership, in addition to, the increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, the Company is in a cumulative net loss position at June 30, 2012, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and accordingly has established a full valuation allowance totaling $13.5 million against its deferred tax asset at June 30, 2012. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. In the future, if the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	June 30, 2012	December 31, 2011
Non-interest bearing	$71,722,494	$65,613,374

Interest bearing
NOW	24,297,309	24,396,210
Savings	66,862,473	59,396,310
Money market	47,227,188	52,889,642
Time certificates, less than $100,000	179,310,667	198,207,998
Time certificates, $100,000 or more	132,675,624	144,405,859

Total interest bearing	450,373,261	479,296,019

Total Deposits	$522,095,755	$544,909,393

Total deposits decreased $22.8 million, or 4%, from $544.9 million at December 31, 2011 to $522.1 million at June 30, 2012. Interest bearing accounts decreased $28.9 million. This was primarily due to decreases in certificates of deposit (CD’s”) of $30.6 million and money market accounts of $5.7 million due to the low interest rate environment. These were partially offset by a $6.1 million increase in demand deposits primarily as a result of increases in official checks of $7.7 million, partially offset by a decrease in commercial checking accounts of $1.7 million.

Borrowings

At June 30, 2012, total borrowings were $65.2 million and are unchanged compared to December 31, 2011. In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $76.0 million in additional advances from the Federal Home Loan Bank of Boston, including a $2.0 million overnight line of credit. The Bank has also established a line of credit at the Federal Reserve Bank.

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.61160% at June 30, 2012), matures on March 26, 2033. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. The deferral in the second quarter of 2012 represented the thirteenth consecutive quarter of deferral. The Company continues to accrue and charge interest to operations. The Company may defer the payment of interest until March 2014, and all accrued interest must be paid prior to or at completion of the deferral period.

Capital

Capital increased $1.2 million compared to December 31, 2011 primarily as a result of the net income earned of $891,000 for the six months ended June 30, 2012.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased by $32.2 million from $140.4 million at December 31, 2011 to $108.2 million at June 30, 2012, due to decreases of $55.5 million in future loan commitments and $500,000 in financial letters of credit, partially offset by increases of $21.3 million in unused lines of credit and $2.5 million in undisbursed construction loans.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended June 30,
	2012			2011
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$479,545	$5,812	4.85%	$472,761	$6,539	5.53%
Investments	67,849	458	2.70%	77,569	568	2.93%
Interest bearing deposits in banks	76,144	40	0.21%	77,734	58	0.30%
Federal funds sold	—	—	0.00%	9,890	2	0.08%

Total interest earning assets	623,538	6,310	4.05%	637,954	7,167	4.49%

Cash and due from banks	5,005			19,977
Premises and equipment, net	4,762			4,681
Allowance for loan losses	(8,449)			(11,746)
Other assets	26,890			27,842

Total Assets	$651,746			$678,708

Interest bearing liabilities:
Deposits	$466,788	$1,421	1.22%	$492,060	$1,554	1.26%
FHLB advances	51,319	354	2.76%	50,000	424	3.39%
Subordinated debt	8,248	75	3.64%	8,248	71	3.44%
Other borrowings	7,000	77	4.40%	7,000	77	4.42%

Total interest bearing liabilities	533,355	1,927	1.45%	557,308	2,126	1.53%

Demand deposits	62,056			59,022
Accrued expenses and other liabilities	5,141			5,629
Shareholders’ equity	51,194			56,749

Total liabilities and equity	$651,746			$678,708

Net interest income		$4,383			$5,041

Interest margin			2.81%			3.16%

Interest spread			2.60%			2.96%

	Six months ended June 30,
	2012			2011
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$501,011	$12,477	4.98%	$502,707	$13,495	5.37%
Investments	71,613	969	2.71%	63,366	912	2.88%
Interest bearing deposits in banks	57,480	51	0.18%	88,443	120	0.27%
Federal funds sold	0	—	0.00%	9,945	6	0.12%

Total interest earning assets	630,104	13,497	4.28%	664,461	14,533	4.37%

Cash and due from banks	4,999			20,038
Premises and equipment, net	4,345			4,824
Allowance for loan losses	(8,915)			(13,615)
Other assets	27,569			36,815

Total Assets	$658,102			$712,523

Interest bearing liabilities:
Deposits	$473,274	$2,938	1.24%	$524,418	$3,419	1.30%
FHLB advances	53,247	712	2.67%	50,000	842	3.37%
Subordinated debt	8,248	151	3.66%	8,248	142	3.44%
Other borrowings	7,000	154	4.40%	7,000	153	4.39%

Total interest bearing liabilities	541,770	3,955	1.46%	589,666	4,556	1.55%

Demand deposits	60,215			55,977
Accrued expenses and other liabilities	5,192			5,811
Shareholders’ equity	50,926			61,069

Total liabilities and equity	$658,102			$712,523

Net interest income		$9,542			$9,977

Interest margin			3.03%			3.00%

Interest spread			2.82%			2.82%

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

	Three months ended June 30,			Six months ended June 30,
	2012 vs 2011			2012 vs 2011
	Increase (decrease) in Interest			Increase (decrease) in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$92	$(819)	$(727)	$(46)	$(972)	$(1,018)
Investments	(67)	(43)	(110)	113	(56)	57
Interest bearing deposits in banks	(1)	(17)	(18)	(36)	(33)	(69)
Federal funds sold	(1)	(1)	(2)	(3)	(3)	(6)

Total interest earning assets	23	(880)	(857)	28	(1,064)	(1,036)

Interest bearing liabilities:
Deposits	$(78)	$(55)	$(133)	$(337)	$(144)	$(481)
FHLB advances	11	(80)	(69)	52	(182)	(130)
Subordinated debt	—	3	3	—	10	10
Other borrowings	—	—	—	—	—	—

Total interest bearing liabilities	(67)	(132)	(199)	(285)	(316)	(601)

Net interest income	$90	$(748)	$(658)	$313	$(748)	$(435)

For the quarter ended June 30, 2012, average interest earning assets decreased $14.4 million, or 2%, to $623.5 million from $638.0 million for the quarter ended June 30, 2011, resulting in interest income for Bancorp of $6.3 million compared to $7.2 million for the same period in 2011. Interest and fees on loans decreased $727,000 or 11%, from $6.5 million for the quarter ended June 30, 2011 to $5.8 million for the quarter ended June 30, 2012. This decrease is primarily the result of lower average interest rates on new loan growth, partially offset by an increase of $6.8 million in the average balance of the loan portfolio. When compared to the same period last year, interest income on investments decreased by 19% due to an decrease of $9.7 million in the average balance of investments outstanding. Income on interest-bearing deposits in banks decreased 31% for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, which is reflective of the decrease in the yields earned on excess funds.

Total interest expense for the quarter ended June 30, 2012 of $1.9 million represents a decrease of $199,000, or 9%, compared to interest expense of $2.1 million for the same period last year. This decrease in interest expense is the result of a decrease in the average balances of interest-bearing liabilities. Average balances of interest bearing deposit accounts decreased $25.3 million, or 5%, which is comprised primarily of decreases in money market accounts and certificates of deposit of $22.9 million and $9.0 million respectively. These were partially offset by increases in savings accounts and NOW accounts of $5.6 million and $1.0 million, respectively. In addition, lower interest rates contributed to the overall decrease of $133,000 in interest expense on deposits. Average FHLB advances increased by $1.3 million, but lower interest rates resulted in a decrease of $70,000 in interest expense. Interest expense on the junior subordinated debt and borrowed funds increased by $4,000.

As a result of the above, Bancorp’s net interest income decreased $658,000, or 13%, to $4.4 million for the three months ended June 30, 2012 compared to $5.0 million for the same period last year. The net interest margin for the three months ended June 30, 2012 was 2.81% as compared to 3.16% for the three months ended June 30, 2011 as a result of the various reasons mentioned above.

Interest and dividend income was $13.5 million for the six months ended June 30, 2012, which represents a decrease of $1.0 million, or 7%, as compared to interest and dividend income of $14.5 million for the same period last year. This decrease was due primarily to lower interest rates, in addition to the $1.7 million decrease in the average balance of the loan portfolio, resulting in a decrease of $1.0 million in interest and fees on loans. This was combined with a decrease in interest rates on interest bearing deposits in banks, resulting in a decrease of $69,000, partially offset with an increase in interest and dividend income of $57,000 earned on investment securities. The average balance of the investment portfolio increased $8.2 million when compared to the six months ended June 30, 2011.

For the six months ended June 30, 2012, total interest expense decreased $0.6 million, or 13%, to $4.0 million from $4.6 million for the six months ended June 30, 2011. The decrease in interest expense was due primarily to lower interest rates and a $47.9 million reduction in the average balances of interest-bearing liabilities. In addition, interest expense on the FHLB advances decreased $130,000 due to lower interest rates, when compared to the same period last year.

As a result of the above, net interest income decreased $435,000, or 4%, for the six months ended June 30, 2012 to $9.5 million as compared to $10.0 million at June 30, 2011. The net interest margin for the six months ended June 30, 2012 was 3.03% as compared to 3.00% for the six months ended June 30, 2011.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses released from operations for the three months ended June 30, 2012 was $1.7 million due to the reduction of the loan balances, improved credit quality of the loan portfolio, and a change in the methodology in estimating the allowance, as previously discussed, compared to a charge of $1.5 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, the provision for loan losses released from operations was $2.6 million compared to a charge to operations of $8.5 million for the six months ended June 30, 2011 primarily due to the $6.0 million charge related to loans transferred to held-for-sale in connection with the bulk loan sale in the first quarter of 2011. The allowance for loan losses decreased by $2.7 million from December 31, 2011 to June 30, 2012 due primarily to $2.6 million release of excess reserves after net charge-offs of $152,000.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income decreased $255,000 from $710,000 for the quarter ended June 30, 2011 to $455,000 for the quarter ended June 30, 2012. This is primarily due to interest received of $111,000 from federal tax refunds and an $80,000 gain on sale of loans in 2011. Fees and service charges on deposit accounts decreased $21,000 when compared to the same period last year. In addition, there were decreases in earnings on an equity investment and earnings on the cash surrender value of life insurance of $36,000 and $33,000, respectively. These were partially offset with an increase in mortgage brokerage referral fees of $21,000.

For the six months ended June 30, 2012, non-interest income decreased $88,000, or 7%, to $1.2 million as compared to $1.3 million for the six months ended June 30, 2011. This decrease is primarily due to interest of $111,000 from federal tax refunds received in 2011, $73,000 lower fees and service charges on deposit accounts, $58,000 decrease in earnings on the cash surrender value of life insurance and a decrease of $31,000 in earnings on an equity investment. This was partially offset with an increase in gains on sale of loans of $184,000 when compared to the six months ended June 30, 2011.

Non-interest expenses

Non-interest expenses decreased $5.2 million or 46% from $11.4 million to $6.2 million for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011. This decrease is primarily due to lower restructuring charges of $2.9 million due to the consolidation of four branches and reduction- in-force of back office personnel initiated in the quarter ended June 30, 2011, compared to $127,000 related to the closing of one branch in the quarter ended June 30, 2012. Other real estate operation expenses decreased $758,000, primarily due to lower operating expenses and costs associated with managing and acquiring fewer properties. Salaries and benefit expense and occupancy expense decreased $464,000 and $157,000 respectively, for the quarter ended June 30, 2012 compared to the same period last year primarily due to the impact of the prior year’s reduction-in-force and branch closings. Professional and other outside services, which are comprised primarily of audit and accounting fees, legal services and consulting fees, decreased $381,000 from $1.2 million for the quarter ended June 30, 2011, to $854,000 for the quarter ended June 30, 2012. Regulatory assessments decreased $166,000 primarily due to decreased FDIC premiums based on the lower assessment base.

For the six months ended June 30, 2012, non-interest expense decreased $6.5 million, or 35% to $12.4 million from $19.0 million for the same period in 2011. This decrease was primarily due to lower restructuring charges and asset disposals of $2.5 million related to branch closings and reduction-in-force of back office personnel of $495,000 as compared to $3.0 million for the same period last year. Other real estate owned operations decreased $1.2 million due to fewer properties managed and gains recognized on the sale of two properties. Salaries and benefit expense and occupancy expense decreased $787,000 and $388,000 respectively, due to the impact of the restructuring activities mentioned above. In addition, professional and outside services and regulatory assessments decreased $647,000 and $368,000 respectively. Insurance expense also decreased $181,000.

LIQUIDITY

Bancorp’s liquidity ratio was 19% at June 30, 2012 compared to 24% at June 30, 2011. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at June 30, 2012 and December 31, 2011 respectively:

	June 30, 2012	December 31, 2011
Tier 1 Leverage Capital	9.13%	9.01%
Tier 1 Risk-based Capital	14.60%	13.95%
Total Risk-based Capital	15.85%	15.22%

The following table illustrates the Bank’s regulatory capital ratios at June 30, 2012 and December 31, 2011 respectively:

	June 30, 2012	December 31, 2011
Tier 1 Leverage Capital	8.88%	8.69%
Tier 1 Risk-based Capital	14.18%	13.48%
Total Risk-based Capital	15.43%	14.75%

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

The table below sets forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases. The analyses indicate the rate risk embedded in Bancorp’s portfolio at the dates indicated should all interest rates instantaneously rise or fall. The results of these changes are added to or subtracted from the base case; however, there are certain limitations to these types of analyses. Rate changes are rarely instantaneous and these analyses may also overstate the impact of short-term repricings. As a result of the historically low interest rate environment, the calculated effects of the 100 and 200 basis point downward shocks cannot absolutely reflect the risk to earnings and equity since the interest rates on certain balance sheet items have approached their minimums, and, therefore, it is not possible for the analyses to fully measure the true impact of these downward shocks.

June 30, 2012
	Net Interest Income			Net Portfolio Value
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+ 200	20,365	2,083	11.39%	48,446	(5,035)	-9.42%
+ 100	19,504	1,222	6.69%	51,207	(2,274)	-4.25%
BASE	18,282			53,481
- 100	18,084	(198)	-1.08%	59,948	6,467	12.08%
- 200	18,067	(215)	-1.18%	74,287	20,806	38.90%

December 31, 2011
	Net Interest Income			Net Portfolio Value
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+ 200	20,987	1,169	5.90%	48,458	(9,194)	-15.95%
+ 100	20,547	729	3.68%	53,555	(4,097)	-7.11%
BASE	19,818			57,652
- 100	20,504	686	3.46%	61,109	3,457	6.00%
- 200	20,604	786	3.97%	69,915	12,263	21.27%

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

There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II—OTHER INFORMATION.

Item 1:	Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 1A:	Risk Factors

During the three months ended June 30, 2012, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

August 13, 2012