Form 10-Q
period 2012-09-30
PATRIOT NATIONAL BANCORP INC
filed 2012-11-14
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

Common stock, $0.01 par value per share, 38,480,114 shares outstanding as of the close of business October 31, 2012.

PART I - FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$3,320,319	$4,241,552
Interest bearing deposits	40,510,304	50,474,257
Short-term investments	710,499	709,567

Total cash and cash equivalents	44,541,122	55,425,376

Securities:
Available for sale securities, at fair value (Note 2)	18,314,931	66,469,972
Other Investments	3,500,000	3,500,000
Federal Reserve Bank stock, at cost	1,744,200	1,707,000
Federal Home Loan Bank stock, at cost	4,343,800	4,508,300

Total securities	27,902,931	76,185,272
Loans receivable (net of allowance for loan losses: 2012: $6,691,731 2011: $9,384,672) (Note 3)	493,109,571	501,227,297
Loans held for sale	1,950,000	250,000
Accrued interest and dividends receivable	1,978,668	2,453,179
Premises and equipment, net	4,655,863	4,108,318
Cash surrender value of life insurance	21,369,277	20,984,604
Other real estate owned	1,252,024	2,762,640
Deferred tax asset (Note 6)	—	—
Other assets	18,588,931	2,419,592

Total assets	$615,348,387	$665,816,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$59,309,584	$65,613,374
Interest bearing deposits	424,643,723	479,296,019

Total deposits	483,953,307	544,909,393

Borrowings:
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	60,000,000	50,000,000

Total borrowings	67,000,000	57,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	5,014,682	5,109,225

Total liabilities	564,215,989	615,266,618

Commitments (Note 9)
Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2012: 38,478,778 shares issued; 38,467,073 shares outstanding. 2011: 38,374,432 shares issued; 38,362,727, shares outstanding	384,787	383,744
Additional paid-in capital	105,285,528	105,050,433
Accumulated deficit	(53,949,994)	(54,858,831)
Less: Treasury stock, at cost: 2012 and 2011 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive (loss) income	(427,898)	134,339

Total shareholders’ equity	51,132,398	50,549,660

Total liabilities and shareholders’ equity	$615,348,387	$665,816,278

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and Dividend Income
Interest and fees on loans	$5,533,304	$6,184,920	$18,010,829	$19,680,074
Interest on investment securities	396,133	664,661	1,299,821	1,425,582
Dividends on investment securities	32,051	56,462	97,211	207,091
Interest on federal funds sold	—	464	—	6,875
Other interest income	21,630	1,485	72,268	121,738

Total interest and dividend income	5,983,118	6,907,992	19,480,129	21,441,360

Interest Expense
Interest on deposits	1,239,682	1,384,540	4,177,696	4,803,634
Interest on Federal Home Loan Bank borrowings	358,026	428,183	1,069,454	1,270,587
Interest on subordinated debt	75,162	70,929	226,406	212,546
Interest on other borrowings	77,772	77,772	231,625	230,781

Total interest expense	1,750,642	1,961,424	5,705,181	6,517,548

Net interest income	4,232,476	4,946,568	13,774,948	14,923,812
Provision for Loan Losses	—	—	(2,558,827)	8,464,427

Net interest income after provision for loan losses	4,232,476	4,946,568	16,333,775	6,459,385

Non-interest Income
Mortgage brokerage referral fees	34,730	13,500	69,267	28,110
Loan application, inspection & processing fees	28,530	20,656	59,243	61,421
Deposit fees and service charges	215,209	207,200	670,941	736,140
Gain on sale of loans	30,846	—	294,492	79,729
Net gain on sale of investment securities	924,317	779,685	916,275	779,685
Earnings on cash surrender value of life insurance	121,710	170,133	384,673	491,378
Other income	101,370	90,306	266,918	398,180

Total non-interest income	1,456,712	1,281,480	2,661,809	2,574,643

Non-interest Expense
Salaries and benefits	2,620,042	2,840,195	8,236,487	9,244,021
Occupancy and equipment expense	1,127,466	1,038,883	3,386,163	3,685,276
Data processing	378,591	315,912	1,070,316	979,721
Advertising and promotional expense	15,355	91,786	41,318	521,541
Professional and other outside services	509,793	545,612	1,979,143	2,662,277
Loan administration and processing expense	35,020	88,373	88,924	173,591
Regulatory assessments	439,035	431,786	1,311,189	1,671,530
Insurance expense	108,595	227,173	386,615	686,584
Other real estate operations	22,523	(26,250)	(111,373)	1,018,707
Material and communications	106,007	163,240	369,919	527,493
Restructuring charges and asset disposals (Note 12)	8,165	—	503,372	2,986,441
Other operating expense	300,571	255,879	824,674	779,353

Total non-interest expense	5,671,163	5,972,589	18,086,747	24,936,535

Income (loss) before income taxes	18,025	255,459	908,837	(15,902,507)
Provision for Income Taxes	—	—	—	—

Net income (loss)	$18,025	$255,459	$908,837	$(15,902,507)

Basic and diluted income (loss) per share (Note 7)	$0.00	$0.01	$0.02	$(0.41)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$18,025	$255,459	$908,837	$(15,902,507)
Other comprehensive income:
Unrealized holding (losses) on securities, net of taxes:
Unrealized holding (losses) gains arising during the period	(174,415)	(850,438)	5,853	(599,692)
Less reclassification adjustment for net gains included in net income	(573,077)	—	(568,090)	—

Total	(747,492)	(850,438)	(562,237)	(599,692)

Comprehensive (loss) income	$(729,467)	$(594,979)	$346,600	$(16,502,199)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Nine months ended September 30, 2011

Balance at December 31, 2010	38,362,727	$383,744	$105,050,433	$(39,399,345)	$(160,025)	$1,297,381	$67,172,188

Comprehensive loss
Net loss	—	—	—	(15,902,507)	—	—	(15,902,507)
Unrealized holding loss on available for sale securities, net of taxes	—	—	—	—	—	(599,692)	(599,692)

Total comprehensive loss							(16,502,199)

Balance, September 30, 2011	38,362,727	$383,744	$105,050,433	$(55,301,852)	$(160,025)	$697,689	$50,669,989

Nine months ended September 30, 2012

Balance at December 31, 2011	38,362,727	$383,744	$105,050,433	$(54,858,831)	$(160,025)	$134,339	$50,549,660

Comprehensive income
Net income	—	—	—	908,837	—	—	908,837
Unrealized holding loss on available for sale securities, net of taxes	—	—	—	—	—	(562,237)	(562,237)

Total comprehensive income							346,600

Share-based compensation expense			236,138				236,138
Issuance of restricted stock	104,346	1,043	(1,043)				—

Balance, September 30, 2012	38,467,073	$384,787	$105,285,528	$(53,949,994)	$(160,025)	$(427,898)	$51,132,398

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$908,837	$(15,902,507)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Restructuring charges and asset disposals	39,445	1,094,094
Amortization and accretion of investment premiums and discounts, net	306,157	234,525
Amortization and accretion of purchase loan premiums and discounts, net	9,415	7,542
Provision for loan losses	(2,558,827)	8,464,427
Gain on sale of loans	(294,492)	(79,729)
Gain on sale of investment securities	(916,275)	(779,685)
Amortization of core deposit intangible	6,963	11,259
Earnings on cash surrender value of life insurance	(384,673)	(491,378)
Depreciation and amortization	914,791	974,798
(Gain) loss on disposal of fixed assets	(100)	2,624
(Gain) loss on sale of other real estate owned	(213,555)	58,215
Impairment writedown on other real estate owned	—	165,764
Share-based compensation	236,138	—
Changes in assets and liabilities:
Decrease in deferred loan costs	85,007	34,092
Decrease in accrued interest and dividends receivable	474,511	191,614
(Increase) decrease in other assets	(1,569,455)	7,162,488
Increase in receivable of settlement of investment securities	(14,638,081)	—
Increase (decrease) in accrued expenses and other liabilities	250,052	(466,973)

Net cash (used in) provided by operating activities	(17,344,142)	681,170

Cash Flows from Investing Activities:
Purchases of available for sale securities	(10,005,107)	(65,459,630)
Principal repayments on available for sale securities	7,631,717	7,316,078
Proceeds from the sale of available for sale securities	45,231,718	9,757,118
Proceeds from redemption of available for sale securities	5,000,000	—
Redemptions of Federal Reserve Bank Stock	11,650	659,100
Purchases of Federal Reserve Bank Stock	(48,850)	(1,174,100)
Proceeds from repurchase of excess Federal Home Loan Bank Stock	164,500	—
Proceeds from sale of loans	83,007,065	55,089,794
Net (increase) decrease in loans	(75,068,587)	13,849,922
Purchase of other real estate owned	—	(481,165)
Proceeds from sale of other real estate owned	2,123,779	15,715,973
Capital improvements of other real estate owned	(111,464)	—
Purchase of bank premises and equipment	(520,447)	(457,643)

Net cash provided by investing activities	57,415,974	34,815,447

Cash Flows from Financing Activities:
Net decrease in demand, savings and money market deposits	(3,225,872)	(25,697,339)
Net decrease in time certificates of deposits	(57,730,214)	(113,388,461)
Increase in FHLB borrowings	10,000,000	—

Net cash used in financing activities	(50,956,086)	(139,085,800)

Net decrease in cash and cash equivalents	(10,884,254)	(103,589,183)
Cash and Cash Equivalents:
Beginning	55,425,376	146,777,658

Ending	$44,541,122	$43,188,475

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Supplemental Disclosures of Cash Flow Information
Interest paid	$5,488,472	$6,319,721

Income taxes paid	$—	$10,534

Supplemental disclosures of noncash operating, investing and financing activities:

Unrealized holding loss on available for sale securities arising during the period	$(906,832)	$(967,244)

Transfer of loans to other real estate owned	$1,238,144	$3,781,890

Transfer of other real estate owned to premises and equipment	$950,000	$—

Transfer of loans to held for sale	$1,950,000	$250,000

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for the remainder of 2012.

Note 2: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available-for-sale securities at September 30, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012:

U. S. Government agency bonds	$7,500,000	$2,978	$(11,065)	$7,491,913
U. S. Government agency mortgage-backed securities	2,505,087	20	—	2,505,107
Corporate bonds	9,000,000	—	(682,089)	8,317,911

	$19,005,087	$2,998	$(693,154)	$18,314,931

December 31, 2011:

U. S. Government agency bonds	$5,000,000	$37,085	$—	$5,037,085
U. S. Government agency mortgage-backed securities	49,004,232	1,051,097	(5,900)	50,049,429
Corporate bonds	12,249,064	25,338	(890,944)	11,383,458

	$66,253,296	$1,113,520	$(896,844)	$66,469,972

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at September 30, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2012:

U. S. Government bonds	$4,988,935	$(11,065)	$—	$—	$4,988,935	$(11,065)
Corporate bonds	2,896,794	(103,206)	5,421,117	(578,883)	8,317,911	(682,089)

Totals	$7,885,729	$(114,271)	$5,421,117	$(578,883)	$13,306,846	$(693,154)

December 31, 2011:

U. S. Government mortgage - backed securities	$4,941,662	$(5,492)	$68,309	$(408)	$5,009,971	$(5,900)
Corporate bonds	8,358,120	(890,944)	—	—	8,358,120	(890,944)

Totals	$13,299,782	$(896,436)	$68,309	$(408)	$13,368,091	$(896,844)

At September 30, 2012, 4 securities had unrealized holding losses with aggregate depreciation of 5.0% from the amortized cost. At December 31, 2011, nine securities had unrealized losses with aggregate depreciation of 6.3% from the amortized cost.

Bancorp performs a quarterly analysis of those securities that are in an unrealized loss position to determine if those losses qualify as other-than-temporary impairments. This analysis considers the following criteria in its determination: the ability of the issuer to meet its obligations, when the loss position is due to a deterioration in credit quality, management’s plans and ability to maintain its investment in the security, the length of time and the amount by which the security has been in a loss position, the interest rate environment, the general economic environment and prospects or projections for improvement or deterioration.

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on corporate debt and bonds issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

The amortized cost and fair value of available-for-sale debt securities at September 30, 2012 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	Amortized Cost	Fair Value
Maturity:
Corporate bonds 5 to 10 years	$9,000,000	$8,317,911
U.S. Government bonds 5 to 10 years	7,500,000	7,491,913
Mortgage-backed securities	2,505,087	2,505,107

Total	$19,005,087	$18,314,931

Note 3: Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
Real Estate
Commercial	$255,551,934	$215,659,837
Residential	138,666,279	188,108,855
Construction	6,213,797	12,306,922
Construction to permanent	4,312,597	10,012,022
Commercial	41,100,960	31,810,735
Consumer home equity	51,011,804	49,694,546
Consumer installment	2,184,273	2,164,972

Total Loans	499,041,644	509,757,889
Premiums on purchased loans	221,710	231,125
Net deferred costs	537,948	622,955
Allowance for loan losses	(6,691,731)	(9,384,672)

Loans receivable, net	$493,109,571	$501,227,297

On March 29, 2012, the Bank completed the sale of $66.4 million of residential loans consummated for a cash purchase price of $66.7 million, which represented 101% of the Bank’s net book value for these assets. On August 16, 2012 and August 27, 2012, the Bank completed the sale of two additional residential loan sales of $11.9 million and $3.0 million respectively, for a combined cash purchase price of $14.9 million, which represented 101.5% of the Bank’s net book value for these assets.

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$6,673,648	$11,399,727	$9,384,672	$15,374,101
Provision for loan losses	—	—	(2,558,827)	8,464,427
Loans charged-off	(3,997)	(217,788)	(197,220)	(7,405,926)
Recoveries of loans previously charged-off	22,080	16,086	63,106	779,736
Transferred to loans held-for-sale	—	(40,347)	—	(6,054,660)

Balance, end of period	$6,691,731	$11,157,678	$6,691,731	$11,157,678

At September 30, 2012 and December 31, 2011, the unpaid balances of loans 90 days or more past maturity, and still accruing interest were $2,497,726 and $9,461,106, respectively. All of the borrowers of said loans at September 30, 2012 continue to make interest payments, six are past maturity and are in the process of being renewed, and one loan has since been renewed.

The unpaid principal balances of loans on nonaccrual status and considered impaired were $30.0 million at September 30, 2012 and $20.7 million at December 31, 2011.

If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $0.5 million of additional income during the quarter ended September 30, 2012 and $0.4 million during the quarter ended September 30, 2011. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $1.1 million of additional income for the nine months ended September 30, 2012 and $1.9 million for the nine months ended September 30, 2011.

For the three months ended September 30, 2012 and 2011, the interest collected and recognized as income on impaired loans, which includes non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded, was approximately $76,000 and $4,000, respectively. For the nine months ended September 30, 2012 and 2011, the interest income collected and recognized on impaired loans was approximately $514,000 and $465,000 respectively. The average recorded investment in impaired loans for the three and nine months ended September 30, 2012 was $35.9 million and $34.7 million respectively.

At September 30, 2012, there were ten loans totaling $19.1 million that were considered “troubled debt restructurings,” as compared to December 31, 2011 when there were twelve loans totaling $25.5 million, all of which were included in impaired loans. At September 30, 2012, two of the ten loans aggregating $3.9 million were accruing loans and eight loans aggregating $15.2 million were non-accruing loans.

The Company’s lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York. The Company originates commercial real estate loans, commercial business loans, residential real estate loans and a variety of other consumer loans. In addition, the Company had originated loans for the construction of residential homes, residential developments and for land development projects. A moratorium on all new speculative construction loans was instituted by management in July 2008. All residential and commercial mortgage loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

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

Risk characteristics of the Company’s portfolio classes include the following:

Commercial Real Estate Loans – In underwriting commercial real estate loans, the Company evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loans. Repayment of such loans may be negatively impacted should the borrower default or should there be a substantial decline in the value of the property securing the loan or a decline in the general economic conditions. Where the owner occupies the property, the Company also evaluates the business’s ability to repay the loan on a timely basis. In addition, the Company may require personal guarantees, lease assignments and/or the guarantee of the operating company when the property is owner occupied. These types of loans may involve some additional risks because payments on such loans are dependent upon the successful operation of the business involved, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions affecting the borrowers’ businesses.

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

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months ended September 30, 2012. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

Three months ended September 30, 2012	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$735,342	$3,782,390	$250,511	$121,450	$1,209,903	$503,332	$70,720	$6,673,648
Charge-offs	(3,942)	—	—	—	—	(55)	—	(3,997)
Recoveries	6,362	14,988	—	—	—	730	—	22,080
Provision	78,403	(212,339)	228	(106,969)	208,920	47,643	(15,886)	—

Ending Balance	$816,165	$3,585,039	$250,739	$14,481	$1,418,823	$551,650	$54,834	$6,691,731
Ending balance: individually evaluated for impairment	$37,330	$406,279	$31,520	$—	$84,169	$246,510	$—	$805,808

Ending balance: collectively evaluated for impairment	$778,835	$3,178,760	$219,219	$14,481	$1,334,654	$305,140	$54,834	$5,885,923

Total Allowance for Loan Losses	$816,165	$3,585,039	$250,739	$14,481	$1,418,823	$551,650	$54,834	$6,691,731

Total Loans ending balance	$41,100,960	$255,551,934	$6,213,797	$4,312,597	$138,666,279	$53,196,077	$—	$499,041,644

Ending balance: individually evaluated for impairment	$182,258	$14,990,803	$3,077,844	$1,274,187	$18,142,493	$1,420,753	$—	$39,088,338

Ending balance : collectively evaluated for impairment	$40,918,702	$240,561,131	$3,135,953	$3,038,410	$120,523,786	$51,775,324	$—	$459,953,306

The following table sets forth activity in our allowance for loan losses, by loan type, for the nine months ended September 30, 2012. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

Nine months ended September 30, 2012	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$882,062	$4,018,746	$867,159	$547,333	$2,550,588	$458,762	$60,022	$9,384,672
Charge-offs	(48,413)	(49,922)	—	—	(84,711)	(14,174)	—	(197,220)
Recoveries	8,862	51,964	—	—	—	2,280	—	63,106
Provision	(26,346)	(435,749)	(616,420)	(532,852)	(1,047,054)	104,782	(5,188)	(2,558,827)

Ending Balance	$816,165	$3,585,039	$250,739	$14,481	$1,418,823	$551,650	$54,834	$6,691,731
Ending balance: individually evaluated for impairment	$37,330	$406,279	$31,520	$—	$84,169	$246,510	$—	$805,808

Ending balance: collectively evaluated for impairment	$778,835	$3,178,760	$219,219	$14,481	$1,334,654	$305,140	$54,834	$5,885,923

Total Allowance for Loan Losses	$816,165	$3,585,039	$250,739	$14,481	$1,418,823	$551,650	$54,834	$6,691,731

Total Loans ending balance	$41,100,960	$255,551,934	$6,213,797	$4,312,597	$138,666,279	$53,196,077	$—	$499,041,644

Ending balance: individually evaluated for impairment	$182,258	$14,990,803	$3,077,844	$1,274,187	$18,142,493	$1,420,753	$—	$39,088,338

Ending balance : collectively evaluated for impairment	$40,918,702	$240,561,131	$3,135,953	$3,038,410	$120,523,786	$51,775,324	$—	$459,953,306

The Company monitors the credit quality of its loans receivable on an ongoing manner. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that internally assigned risk ratings and loan-to-value ratios (“LTVs”), at period end, are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans receivable. Loan-to-value ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of origination (unless a current appraisal has been obtained as a result of the loan being deemed impaired or the loan is a maturing construction loan).

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

An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Company to sufficient risk to warrant classification in one of the following categories: An asset is considered “substandard” if it is not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

During the quarter ended June 30, 2012, the Bank implemented enhancements to the allowance methodology, resulting in a reduction of the allowance for loan losses of $1.1 million for that period. In making this transition, the changes serve to update and enhance the methodology to better reflect the direction of the current loan portfolio. The changes were threefold:

•

First, the Bank adopted a two year, instead of a three year, weighted average historical loss factor as the basis for the calculation of its historical loss experience. This is used to calculate expected losses in the Accounting Standards Codification (“ASC”) (Topic 450-20), “Loss Contingencies” pools prior to the application of qualitative risk adjustment factors. This change was made to be more responsive to the changing credit environment. Net charge-offs have declined, especially in 2012 when they averaged $76,000 per quarter through June 30, 2012. This shorter average historical loss period will produce results more indicative of the current and expected behavior of the portfolio.

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

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at September 30, 2012:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

							Construction to Permanent
	Commercial		Commercial Real Estate		Construction				Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$35,283,306	$356,801	$202,086,266	$7,898,386	$—	$—	$3,038,410	$—	$86,042,970	$28,640,237	$46,392,870	$1,844,591	$728,399	$412,312,236
Special Mention	341,767	167,243	14,911,679	5,662,608	3,135,953	—	—	—	5,311,786	—	98,532	2,710,932	—	32,340,500
Substandard & Doubtful	2,025,993	2,925,850	11,366,096	13,626,899	1,215,806	1,862,038	—	1,274,187	4,839,645	13,831,641	3,011	1,417,742	—	54,388,908

	$37,651,066	$3,449,894	$228,364,041	$27,187,893	$4,351,759	$1,862,038	$3,038,410	$1,274,187	$96,194,401	$42,471,878	$46,494,413	$5,973,265	$728,399	$499,041,644

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential
					Real Estate	Consumer	Totals
Performing	$40,918,702	$246,782,636	$3,135,953	$3,038,410	$123,370,335	$51,775,324	$469,021,360
Non Performing	182,258	8,769,298	3,077,844	1,274,187	15,295,944	1,420,753	30,020,284

Total	$41,100,960	$255,551,934	$6,213,797	$4,312,597	$138,666,279	$53,196,077	$499,041,644

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2011:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

							Construction to Permanent
	Commercial		Commercial Real Estate		Construction				Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$23,822,200	$1,737,893	$151,392,526	$11,680,310	$—	$—	$903,035	$—	$129,132,494	$34,895,858	$44,969,963	$1,531,223	$636,863	$400,702,365
Special Mention	1,544,420	170,575	22,426,235	4,585,523	9,210,344	—	—	—	5,316,201	2,400,000	274,365	3,029,362	—	48,957,025
Substandard & Doubtful	4,480,440	55,207	15,981,747	9,593,496	1,243,579	1,852,999	—	9,108,987	3,587,607	12,776,695	—	1,417,742	—	60,098,499

	$29,847,060	$1,963,675	$189,800,508	$25,859,329	$10,453,923	$1,852,999	$903,035	$9,108,987	$138,036,302	$50,072,553	$45,244,328	$5,978,327	$636,863	$509,757,889

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential
					Real Estate	Consumer	Totals
Performing	$31,521,175	$206,322,032	$10,928,343	$5,808,035	$183,629,363	$50,865,776	$489,074,724
Non Performing	289,560	9,337,805	1,378,579	4,203,987	4,479,492	993,742	20,683,165

Total	$31,810,735	$215,659,837	$12,306,922	$10,012,022	$188,108,855	$51,859,518	$509,757,889

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these non-accrual loans was $30.0 million and $20.7 million at September 30, 2012, and December 31, 2011 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, or earlier if deemed appropriate, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain troubled debt restructures (TDRs) are placed on non-accrual status.

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at September 30, 2012:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans
2012	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non- Accrual and Past Due Loans
Commercial
Pass	$—	$—	$—	$—	$—	$820,120	$820,120
Substandard	—	—	182,258	182,258	—	500,000	682,258

Total Commercial	$—	$—	$182,258	$182,258	$—	$1,320,120	$1,502,378

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	303,644	303,644
Substandard	$—	$—	$6,638,940	$6,638,940	$2,130,358	$873,962	$9,643,260

Total Commercial Real Estate	$—	$—	$6,638,940	$6,638,940	$2,130,358	$1,177,606	$9,946,904

Construction
Substandard	$—	$1,215,806	$1,862,038	$3,077,844	$—	$—	$3,077,844

Total Construction	$—	$1,215,806	$1,862,038	$3,077,844	$—	$—	$3,077,844

Construction to Permanent
Substandard	$—	$—	$—	$—	$1,274,187	$—	$1,274,187

Total Construction to Permanent	$—	$—	$—	$—	$1,274,187	$—	$1,274,187

Residential Real Estate
Substandard	$—	$—	$14,932,253	$14,932,253	$363,691	$—	$15,295,944

Total Residential Real Estate	$—	$—	$14,932,253	$14,932,253	$363,691	$—	$15,295,944

Consumer
Substandard	$—	$—	$1,420,753	$1,420,753	$—	$—	$1,420,753

Total Consumer	$—	$—	$1,420,753	$1,420,753	$—	$—	$1,420,753

Total	$—	$1,215,806	$25,036,242	$26,252,048	$3,768,236	$2,497,726	$32,518,010

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2011:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans
2011	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non- Accrual and Past Due Loans
Commercial
Special Mention	$—	$—	$—	$—	$—	$44,296	$44,296
Substandard	—	—	289,560	289,560	—	947,847	1,237,407

Total Commercial	$—	$—	$289,560	$289,560	$—	$992,143	$1,281,703

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$402,663	$402,663
Special Mention	—	—	—	—	—	2,832,452	2,832,452
Substandard	$—	$443,259	$6,670,730	$7,113,989	$2,223,816	$3,515,848	$12,853,653

Total Commercial Real Estate	$—	$443,259	$6,670,730	$7,113,989	$2,223,816	$6,750,963	$16,088,768

Construction
Substandard	$—	$—	$135,000	$135,000	$1,243,579	$1,717,999	$3,096,578

Total Construction	$—	$—	$135,000	$135,000	$1,243,579	$1,717,999	$3,096,578

Construction to Permanent
Substandard	$—	$—	$—	$—	$4,203,987	$—	$4,203,987

Total Construction to Permanent	$—	$—	$—	$—	$4,203,987	$—	$4,203,987

Residential Real Estate
Substandard	$—	$—	$4,479,492	$4,479,492	$—	$—	$4,479,492

Total Residential Real Estate	$—	$—	$4,479,492	$4,479,492	$—	$—	$4,479,492

Consumer
Substandard	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total Consumer	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total	$—	$443,259	$12,568,524	$13,011,783	$7,671,382	$9,461,105	$30,144,270

These non-accrual and past due amounts included loans deemed to be impaired of $30.0 million and $20.7 million at September 30, 2012, and December 31, 2011, respectively. Loans past due and still accruing interest were $2.5 million and $9.5 million at September 30, 2012, and December 31, 2011 respectively, and consisted of seven loans at September 30, 2012. All of the borrowers of said loans at September 30, 2012 continue to make interest payments, six are past maturity and are in the process of being renewed, and one loan has since been renewed.

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at September 30, 2012.

	Performing (Accruing) Loans
2012	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing Loans	Total Non- Accrual and Past Due Loans	Total Loans
Commercial
Pass	$—	$—	$—	$34,819,987	$34,819,987	$820,120	$35,640,107
Special Mention	—	—	—	509,010	509,010	—	509,010
Substandard	—	—	—	4,269,585	4,269,585	682,258	4,951,843

Total Commercial	$—	$—	$—	$39,598,582	$39,598,582	$1,502,378	$41,100,960

Commercial Real Estate
Pass	$—	$—	$—	$209,984,652	$209,984,652	$—	$209,984,652
Special Mention	—	2,237,710	2,237,710	18,032,933	20,270,643	303,644	20,574,287
Substandard	—	1,569,353	1,569,353	13,780,382	15,349,735	9,643,260	24,992,995

Total Commercial Real Estate	$—	$3,807,063	$3,807,063	$241,797,967	$245,605,030	$9,946,904	$255,551,934

Construction
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	3,135,953	3,135,953	—	3,135,953
Substandard	—	—	—	—	—	3,077,844	3,077,844

Total Construction	$—	$—	$—	$3,135,953	$3,135,953	$3,077,844	$6,213,797

Construction to Permanent
Pass	$—	$—	$—	$3,038,410	$3,038,410	$—	$3,038,410
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,274,187	1,274,187

Total Construction to Permanent	$—	$—	$—	$3,038,410	$3,038,410	$1,274,187	$4,312,597

Residential Real Estate
Pass	$—	$—	$—	$114,683,207	$114,683,207	$—	$114,683,207
Special Mention	4,800,000	—	4,800,000	511,786	5,311,786	—	5,311,786
Substandard	—	—	—	3,375,342	3,375,342	15,295,944	18,671,286

Total Residential Real Estate	$4,800,000	$—	$4,800,000	$118,570,335	$123,370,335	$15,295,944	$138,666,279

Consumer
Pass	$30,659	$—	$30,659	$48,935,201	$48,965,860	$—	$48,965,860
Special Mention	562,500	—	562,500	2,246,964	2,809,464	—	2,809,464
Substandard	—	—	—	—	—	1,420,753	1,420,753

Total Consumer	$593,159	$—	$593,159	$51,182,165	$51,775,324	$1,420,753	$53,196,077

Total	$5,393,159	$3,807,063	$9,200,222	$457,323,412	$466,523,634	$32,518,010	$499,041,644

The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2011.

	Performing (Accruing) Loans
2011	31-60 Days Past Due	Greater Than 60 Days	Total Past Due	Current	Total Perfoming Loans	Total Non- Accrual and Past Due Loans	Total Loans
Commercial
Pass	$10,971	$—	$10,971	$25,504,826	$25,515,797	$44,296	$25,560,093
Special Mention	—	—	—	1,714,995	1,714,995	—	1,714,995
Substandard	233,781	—	233,781	3,064,459	3,298,240	1,237,407	4,535,647

Total Commercial	$244,752	$—	$244,752	$30,284,280	$30,529,032	$1,281,703	$31,810,735

Commercial Real Estate
Pass	$—	$—	$—	$162,670,173	$162,670,173	$402,663	$163,072,836
Special Mention	1,915,504	—	1,915,504	22,263,802	24,179,306	2,832,452	27,011,758
Substandard	—	—	—	12,721,590	12,721,590	12,853,653	25,575,243

Total Commercial Real Estate	$1,915,504	$—	$1,915,504	$197,655,565	$199,571,069	$16,088,768	$215,659,837

Construction
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	9,210,344	9,210,344	—	9,210,344
Substandard	—	—	—	—	—	3,096,578	3,096,578

Total Construction	$—	$—	$—	$9,210,344	$9,210,344	$3,096,578	$12,306,922

Construction to Permanent
Pass	$—	$—	$—	$903,035	$903,035	$—	$903,035
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	4,905,000	4,905,000	4,203,987	9,108,987

Total Construction to Permanent	$—	$—	$—	$5,808,035	$5,808,035	$4,203,987	$10,012,022

Residential Real Estate
Pass	$42,181	$—	$42,181	$163,986,171	$164,028,352	$—	$164,028,352
Special Mention	4,800,000	—	4,800,000	2,916,201	7,716,201	—	7,716,201
Substandard	—	84,225	84,225	11,800,585	11,884,810	4,479,492	16,364,302

Total Residential Real Estate	$4,842,181	$84,225	$4,926,406	$178,702,957	$183,629,363	$4,479,492	$188,108,855

Consumer
Pass	$1,459	$—	$1,459	$47,136,590	$47,138,049	$—	$47,138,049
Special Mention	—	—	—	3,303,727	3,303,727	—	3,303,727
Substandard	—	—	—	424,000	424,000	993,742	1,417,742

Total Consumer	$1,459	$—	$1,459	$50,864,317	$50,865,776	$993,742	$51,859,518

Total	$7,003,896	$84,225	$7,088,121	$472,525,498	$479,613,619	$30,144,270	$509,757,889

The following table summarizes impaired loans as of September 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
2012
With no related allowance recorded:
Commercial	$9,050	$93,944	$—
Commercial Real Estate	11,444,012	12,293,123	—
Construction	2,942,844	2,950,613	—
Construction to Permanent	1,274,187	1,425,000
Residential	15,335,658	15,348,290	—
Consumer	993,742	993,742	—

Total:	$31,999,493	$33,104,712	$—

With an allowance recorded:
Commercial	$173,208	$350,000	$37,330
Commercial Real Estate	3,546,790	3,730,844	406,279
Construction	135,000	286,625	31,520
Construction to Permanent	—	—	—
Residential	2,806,834	2,806,834	84,167
Consumer	427,013	427,013	246,512

Total:	$7,088,845	$7,601,316	$805,808

Commercial	$182,258	$443,944	$37,330
Commercial Real Estate	14,990,802	16,023,967	406,279
Construction	3,077,844	3,237,238	31,520
Construction to Permanent	1,274,187	1,425,000	—
Residential	18,142,492	18,155,124	84,167
Consumer	1,420,755	1,420,755	246,512

Total:	$39,088,338	$40,706,028	$805,808

Impaired loans consist of non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded.

The following table summarizes impaired loans as of December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
2011
With no related allowance recorded:
Commercial	$210,091	$581,974	$—
Commercial Real Estate	4,444,315	5,174,124	—
Construction	1,243,579	1,247,627	—
Construction to Permanent	6,614,333	6,614,333	—
Residential	9,789,727	9,789,727	—
Consumer	993,742	1,038,640	—

Total:	$23,295,787	$24,446,425	$—

With an allowance recorded:
Commercial	$79,469	$130,137	$61,145
Commercial Real Estate	5,131,655	5,354,025	319,894
Construction	135,000	286,625	31,520
Construction to Permanent	2,494,654	2,634,000	498,254
Residential	5,196,516	5,196,516	197,478
Consumer	424,000	424,000	151,500

Total:	$13,461,294	$14,025,303	$1,259,791

Commercial	$289,560	$712,111	$61,145
Commercial Real Estate	9,575,970	10,528,149	319,894
Construction	1,378,579	1,534,252	31,520
Construction to Permanent	9,108,987	9,248,333	498,254
Residential	14,986,243	14,986,243	197,478
Consumer	1,417,742	1,462,640	151,500

Total:	$36,757,081	$38,471,728	$1,259,791

The recorded investment of impaired loans at September 30, 2012 and December 31, 2011 was $39.1 million and $36.8 million, with related allowances of $806,000 and $1.3 million, respectively.

Included in the tables above at September 30, 2012 and December 31, 2011 are loans with carrying balances of $32.0 million and $23.3 million that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves at September 30, 2012 and December 31, 2011 have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

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

The following table presents the total troubled debt restructured loans as of September 30, 2012:

	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Commercial Real Estate	—	$—	2	$4,285,359	2	$4,285,359
Residential Real Estate	1	2,846,549	3	7,972,300	4	10,818,849
Construction	—	—	1	1,215,806	1	1,215,806
Construction to permanent	1	1,051,199	1	1,274,187	2	2,325,386
Consumer home equity	—	—	1	424,000	1	424,000

Total Troubled Debt Restructurings	2	$3,897,748	8	$15,171,652	10	$19,069,400

The following table presents the total troubled debt restructured loans as of December 31, 2011:

	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Commercial Real Estate	1	$238,165	3	$5,666,882	4	$5,905,047
Residential Real Estate	3	10,506,751	—	—	3	10,506,751
Construction	—	—	1	1,243,579	1	1,243,579
Construction to permanent	1	4,905,000	2	2,494,654	3	7,399,654
Consumer home equity	1	424,000	—	—	1	424,000

Total Troubled Debt Restructurings	6	$16,073,916	6	$9,405,115	12	$25,479,031

Two loans were modified in a troubled debt restructuring during the three months ended September 30, 2012 and three loans were modified during the nine months ended September 30, 2012. The following tables summarize loans that were modified in a troubled debt restructuring during the three and nine months ended September 30, 2012.

	Three months ended September 30, 2012
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Number of Relationships	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential Real Estate	1	$374,773	1	$363,691
Construction to permanent	1	4,905,000	1	1,051,199

Total Troubled Debt Restructurings	2	$5,279,773	2	$1,414,890

	Nine months ended September 30, 2012
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Number of Relationships	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential Real Estate	2	$5,035,882	2	$5,024,800
Construction to permanent	1	4,905,000	1	1,051,199

Total Troubled Debt Restructurings	3	$9,940,882	3	$6,075,999

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

During the nine months ended September 30, 2012, two of the troubled debt restructured loans were upgraded and are no longer classified as troubled debt restructurings as compared to December 31, 2011. The upgrades, due to performance, were a commercial construction loan for $1.2 million where the bank received additional collateral and a commercial real estate loan for $234,000 due to increased cashflow generated from the borrower’s business. There was another troubled debt restructuring of a residential loan for $4.7 million that was upgraded to special mention due to increased liquidity of the borrower during the first quarter of 2012, which has since been downgraded to substandard, due to financial hardship of the borrower in the second quarter. One troubled debt restructuring had a payment default on a commercial real estate loan which became an OREO in the second quarter and has since been sold. During the third quarter, one of the construction to permanent troubled debt restructured loans for $4.9 million was restructured into two loans. One loan was upgraded to pass, due to increased liquidity from additional tenants and is now classified as commercial real estate. The other loan remains classified as a troubled debt restructured loan for $1.1 million. There was one troubled debt restructuring of a residential loan for $364,000 due to the discharge from bankruptcy of the borrower.

All troubled debt restructurings are impaired loans, which are individually evaluated for impairment.

Note 4: Deposits

The following table is a summary of the Company’s deposits at:

	September 30, 2012	December 31, 2011
Non-interest bearing	$59,309,584	$65,613,374

Interest bearing
NOW	24,859,524	24,396,210
Savings	70,807,709	59,396,310
Money market	44,092,847	52,889,642
Time certificates, less than $100,000	166,654,722	198,207,998
Time certificates, $100,000 or more	118,228,921	144,405,859

Total interest bearing	424,643,723	479,296,019

Total Deposits	$483,953,307	$544,909,393

Included in time certificates are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $0 and $1,361,544 at September 30, 2012 and December 31, 2011, respectively. These are considered brokered deposits. Pursuant to the Agreement discussed in Note 10, the Bank’s participation in the CDARS program, as an issuer of deposits to customers of other banks in the CDARS program, may not exceed 10% of total deposits.

Note 5: Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive by the grant of options, restricted stock awards or phantom stock units to directors and employees of the Company. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. 2,045,654 shares of stock remain available for issuance under the Plan as of September 30, 2012. The vesting of options and restricted stock awards may accelerate in accordance with terms of the plan. The Compensation Committee shall make terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants vest in quarterly installments over a four year period from the date of grant. The Compensation Committee accelerated the vesting of the initial grant of restricted stock, whereby the first year of the tranche vested immediately. During the third quarter, four Bank directors retired and the Compensation Committee voted to fully vest their remaining shares of restricted stock immediately which resulted in compensation expense of approximately $43,000. Stock options were granted at an exercise price equal to $2.20 based on a price determined by the Compensation Committee and all have an expiration period of 10 years. The fair value of stock options granted on January 24, 2012, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.28 years utilizing the simplified method, risk-free rate of return of 1.28%, volatility of 61.29% and no dividend yield. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis.

During the three and nine months ended September 30, 2012, the Company recorded $103,010 and $236,138 of total stock-based compensation, respectively.

The following table is a summary of the Company’s non-vested stock options as of September 30, 2012, and changes therein during the period then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2011	—	$—	$—	—
Granted	850,000	0.90	2.20	10
Exercised	—	—	—	—

Outstanding - September 30, 2012	850,000	$0.90	$2.20	10

Exercisable - September 30, 2012	—	$—	$—	—

Expected future stock option expense related to the non-vested options outstanding as of September 30, 2012, is $623,116 over an average period of 2.16 years.

The following is a summary of the status of the Company’s restricted shares as of September 30, 2012, and changes therein during the period then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	—	$—
Granted	152,169	1.69
Vested	(68,386)	1.65
Forfeited	(34,782)	1.73

Non-vested at September 30, 2012	49,001	$1.73

Expected future stock award expense related to the non-vested restricted awards as of September 30, 2012, is $84,772 over an average period of 2.86 years.

Note 6: Income Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at September 30, 2012. The deferred tax position has been affected by several significant transactions in the prior years. These transactions include increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company is in a cumulative net loss position at September 30, 2012, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $13.7 million against its deferred tax asset at September 30, 2012. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. In the future, if the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

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

The stock options and non-vested restricted stock awards did not have an impact on the diluted earnings per share. The following is information about the computation of income (loss) per share for the three and nine months ended September 30, 2012 and 2011:

Three months ended September 30, 2012

	Net Income	Weighted Average Common Shares O/S	Amount
Basic and Diluted Income Per Share Income attributable to common shareholders	$18,025	38,392,176	$0.00

Three months ended September 30, 2011

	Net Loss	Weighted Average Common Shares O/S	Amount
Basic and Diluted Loss Per Share Loss attributable to common shareholders	$255,459	38,362,727	$0.01

Nine months ended September 30, 2012

	Net Income	Weighted Average Common Shares O/S	Amount
Basic and Diluted Income Per Share Income attributable to common shareholders	$908,837	38,382,182	$0.02

Nine months ended September 30, 2011

	Net Loss	Weighted Average Common Shares O/S	Amount
Basic and Diluted Loss Per Share Loss attributable to common shareholders	$(15,902,507)	38,362,727	$(0.41)

Note 8: Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding (losses) gains arising during the period	$(281,316)	$106,901	$(174,415)	$9,443	$(3,590)	$5,853
Reclassification adjustment for net gains recognized in income	(924,317)	351,240	(573,077)	(916,275)	348,185	(568,090)

Unrealized holding (losses) on available for sale securities, net of taxes	$(1,205,633)	$458,141	$(747,492)	$(906,832)	$344,595	$(562,237)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding (losses) arising during the period	$(646,692)	$279,659	$(367,033)	$(187,559)	$71,272	$(116,287)
Reclassification adjustment for gains recognized in income	(779,685)	296,280	(483,405)	(779,685)	296,280	(483,405)

Unrealized holding (losses) on available for sale securities, net of taxes	$(1,426,377)	$575,939	$(850,438)	$(967,244)	$367,552	$(599,692)

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

Financial instruments whose contractual amounts represent credit risk at September 30, 2012 are as follows:

Commitments to extend credit:
Future loan commitments	$20,286,347
Home equity lines of credit	29,909,949
Unused lines of credit	34,081,370
Undisbursed construction loans	3,572,260
Financial standby letters of credit	7,000

$87,856,926

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial property, deposits and securities. Based on the analysis in the unfunded commitments, the bank has established a reserve of $8,000 as of September 30, 2012.

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

The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2012 and December 31, 2011 were:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012

The Company:

Total Capital (to Risk Weighted Assets)	$65,078	14.78%	$35,225	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	59,560	13.53%	17,608	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	59,560	9.60%	24,817	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$63,619	14.45%	$35,222	8.00%	$44,027	10.00%
Tier 1 Capital (to Risk Weighted Assets)	58,100	13.19%	17,619	4.00%	26,429	6.00%
Tier 1 Capital (to Average Assets)	58,100	9.37%	24,803	4.00%	31,003	5.00%

December 31, 2011

The Company:

Total Capital (to Risk Weighted Assets)	$63,658	15.22%	$33,469	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,377	13.95%	16,735	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	58,377	9.01%	25,931	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$61,616	14.75%	$33,445	8.00%	$41,806	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,339	13.48%	16,722	4.00%	25,084	6.00%
Tier 1 Capital (to Average Assets)	56,339	8.69%	25,929	4.00%	32,411	5.00%

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of September 30, 2012, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

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

The following table details the financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012
U.S. Government agency mortgage- backed securities	$—	$2,505,107	$—	$2,505,107
U.S. Government bonds	—	7,491,913	—	7,491,913
Corporate bonds	—	8,317,911	—	8,317,911

Securities available for sale	$—	$18,314,931	$—	$18,314,931

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
U.S. Government agency mortgage- backed securities	$—	$50,049,429	$—	$50,049,429
U.S. Government bonds		5,037,085	—	5,037,085
Corporate bonds	—	11,383,458	—	11,383,458

Securities available for sale	$—	$66,469,972	$—	$66,469,972

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables reflect financial assets measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans (1)	$-	$-	$7,088,845	$7,088,845

Other real estate owned (2)	$-	$-	$1,252,024	$1,252,024

December 31, 2011
Impaired Loans (1)	$—	$—	$13,498,177	$13,498,177

Other real estate owned (2)	$—	$—	$2,762,640	$2,762,640

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.
(2)	Represents carrying value for which adjustments are based on the appraised value of the property.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of September 30, 2012 and December 31, 2011 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at September 30, 2012 and December 31, 2011 (in thousands):

		September 30, 2012		December 31, 2011
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$3,320	$3,320	$4,242	$4,242
Interest-bearing deposits due from banks	Level 1	40,510	40,510	50,474	50,474
Short-term investments	Level 1	710	710	710	710
Other investments	Level 2	3,500	3,500	3,500	3,500
Federal Reserve Bank stock	Level 1	1,744	1,744	1,707	1,707
Federal Home Loan Bank stock	Level 1	4,344	4,344	4,508	4,508
Loans receivable, net	Level 3	493,110	503,121	501,477	511,648
Accrued interest receivable	Level 1	1,979	1,979	2,453	2,453

Financial Liabilities:
Demand deposits	Level 1	$59,310	$59,310	$65,613	$65,613
Savings deposits	Level 1	70,808	70,808	59,396	59,396
Money market deposits	Level 1	44,093	44,093	52,890	52,890
NOW accounts	Level 1	24,860	24,860	24,396	24,396
Time deposits	Level 2	284,884	288,818	342,614	347,246
FHLB Borrowings	Level 2	60,000	63,068	50,000	52,645
Securities sold under repurchase agreements	Level 2	7,000	7,737	7,000	8,173
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Accrued interest payable	Level 1	1,166	1,166	949	949

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at September 30, 2012 and December 31, 2011. The estimated fair value of fee income on letters of credit at September 30, 2012 and December 31, 2011 was insignificant.

Note 12. Restructuring Charges and Asset Disposals

The Company recorded restructuring charges of $503,000 for the nine months ended September 30, 2012, compared to $3.0 million in the same period as last year. These costs are included in restructuring charges and asset disposals in the Consolidated Statements of Operations.

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

On June 29, 2012, the Company announced that it would be consolidating three more branches, effective September 2012 in its continued effort to reduce operating expenses. Management made the decision in the third quarter to push back the closing of the three branches until October 5, 2012.

Restructuring reserves at September 30, 2012 for the restructuring activities taken in connection with these initiatives are comprised of the following:

	Balance at December 31, 2011	Expenses	Cash payments	Non-cash charges	Balance at September 30, 2012
Severance and benefit costs 2011	$64,132	$34,616	$(98,402)	$(346)	$—
Lease termination costs 2011	317,808	—	—	(108,607)	209,201
Severance and benefit costs 2012	—	418,978	(418,978)	—	—
Lease termination costs 2012	—	10,333	(10,333)	—	—
Asset disposals 2012	—	39,445	—	(39,445)	—

Total	$381,940	$503,372	$(527,713)	$(148,398)	$209,201

The restructuring reserves at September 30, 2012 are included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan losses, the analysis of its investment securities and the valuation of deferred income tax assets, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make an estimate about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis.

Summary

Bancorp realized net income of $18,000 ($0.00 basic and diluted income per share) for the quarter ended September 30, 2012, compared to a net income of $255,000 ($0.01 basic and diluted loss per share) for the quarter ended September 30, 2011. For the nine-month period ended September 30, 2012, Bancorp realized net income of $909,000 ($0.02 basic and diluted income per share) compared to a net loss of $15.9 million ($0.41 basic and diluted loss per share) for the nine months ended September 30, 2011. The primary reason for the decrease in the quarterly comparison is the decline in interest and fees on loans of $652,000 due to the lower interest rate environment, partially offset by lower interest expense of $211,000. Gains on sale of investment securities increased $145,000, when compared to the same period last year, primarily due to the sale of government agency mortgage-backed securities and corporate bonds of $36.8 million and $3.3 million respectively. Operating expenses decreased $301,000, primarily due to lower salaries of $220,000 due to the ongoing impact of the prior year’s reduction-in-force. Bancorp’s net interest income for the quarter ended September 30, 2012 was $4.2 million compared to $4.9 million for the quarter ended September 30, 2011. Interest income and interest expense decreased by 13% and 11%, respectively, for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. The significant decline in interest income is due primarily to the lower interest rate environment. The decline in interest expense is primarily due to the reduction of total deposits and substantially lower interest rates paid on term deposits.

Total assets decreased $50.5 million from $665.8 million at December 31, 2011 to $615.3 million at September 30, 2012. Cash and cash equivalents decreased $10.9 million from $55.4 million at December 31, 2011 to $44.5 million at September 30, 2012. Securities decreased $48.3 million from $76.2 million at December 31, 2011 to $27.9 million September 30, 2012. This decrease is primarily due to sales of $45.2 million of available for sale securities, comprised of $41.9 million of mortgage-backed securities and $3.3 million in corporate bonds. In addition, there were principal paydowns of $7.6 million on mortgage backed securities and $5.0 million from proceeds on a called government agency bond, partially offset by purchases of government agency bonds and mortgage backed securities of $7.5 million and $2.5 million, respectively. The net loan portfolio decreased $8.1 million from $501.2 million at December 31, 2011 to $493.1 million at September 30, 2012. This decrease is primarily a result of $81.2 million in sales of residential loans, partially offset with loan growth of $39.9 million and $31.8 million in commercial and residential real estate, respectively. Deposits decreased $61.0 million from $544.9 million at December 31, 2011 to $483.9 million at September 30, 2012. The Bank continued to reduce its concentration in high costs of certificates of deposit. The overall cost of deposits decreased from 1.28% at December 31, 2011 to 1.07% at September 30, 2012. Borrowings increased $10.0 million from $57.0 million at December 31, 2011 to $67.0 million at September 30, 2012.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $10.9 million, or 20%, to $44.5 million at September 30, 2012 compared to $55.4 million at December 31, 2011. This decrease is primarily the result of the reduction in high cost term deposits.

Investments

The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

	September 30, 2012	December 31, 2011
U.S. Government bonds	$7,491,913	$5,037,085
U.S. Government agency mortgage- backed securities	2,505,107	50,049,429
Corporate bonds	8,317,911	11,383,458

Total Available-for-Sale Securities	$18,314,931	$66,469,972

Available-for-sale securities decreased $48.2 million, or 72%, from $66.5 million at December 31, 2011 to $18.3 million at September 30, 2012. This decrease is primarily due to sales of $41.9 million of government agency mortgage-backed securities and $3.3 million of corporate bonds, principal pay downs of $7.6 million on mortgage backed securities and $5.0 million in proceeds from a called government agency bond. These were partially offset by purchases of government agency bonds and mortgage-backed securities of $7.5 million and $2.5 million, respectively.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	September 30, 2012	December 31, 2011
Real Estate
Commercial	$255,551,934	$215,659,837
Residential	138,666,279	188,108,855
Construction	6,213,797	12,306,922
Construction to permanent	4,312,597	10,012,022
Commercial	41,100,960	31,810,735
Consumer home equity	51,011,804	49,694,546
Consumer installment	2,184,273	2,164,972

Total Loans	499,041,644	509,757,889
Premiums on purchased loans	221,710	231,125
Net deferred costs	537,948	622,955
Allowance for loan losses	(6,691,731)	(9,384,672)

Loans receivable, net	$493,109,571	$501,227,297

Bancorp’s net loan portfolio decreased $8.1 million, or 2%, from $501.2 million at December 31, 2011 to $493.1 million at September 30, 2012. The decrease is primarily a result of $81.2 million in residential loan sales, partially offset by new loan growth in residential mortgages of $31.8 million. Commercial real estate increased $39.9 million. There were increases in commercial loans of $9.3 million and consumer home equity loans of $1.3 million. These were partially offset with decreases in construction and construction to permanent of $6.1 million and $5.7 million, respectively.

At September 30, 2012, the net loan to deposit ratio was 102% and the net loan to total assets ratio was 80%. At December 31, 2011, these ratios were 92% and 76%, respectively.

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

The allowance for loan losses decreased $2.7 million from December 31, 2011 to September 30, 2012 primarily due to a reduction in loan balances, improved credit quality of the loan portfolio and a change in methodology in estimating the allowance as described more fully below. These factors resulted in a release of excess reserves of $2.6 million after net charge-offs of $134,000.

As of the first quarter of 2012, the Bank had used a 12 quarter un-weighted average to calculate loss history. Beginning in the second quarter of 2012, the Bank implemented changes to the allowance methodology, resulting in a reduction of the allowance for loan losses of $1.1 million. In making this transition, the changes serve to update and enhance the methodology to better reflect the direction of the current loan portfolio. The changes are threefold:

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

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Nine months ended
(Thousands of dollars)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$6,674	$11,400	$9,385	$15,374
Charge-offs	(4)	(218)	(197)	(7,406)
Recoveries	22	16	63	780

Net Charge-offs	18	(202)	(134)	(6,626)

Transferred to loans held-for-sale	—	(40)	—	(6,054)
Provision charged to operations	—	—	(2,559)	8,464

Balance at end of period	$6,692	$11,158	$6,692	$11,158

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.04%	0.03%	1.36%

Ratio of ALLL / Gross Loans	1.34%	2.40%	1.34%	2.40%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $6.7 million, at September 30, 2012, which represents 1.34% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

(Thousands of dollars)	September 30, 2012	December 31, 2011
Loans past due over 90 days still accruing	$2,498	$9,461
Non accruing loans	30,020	20,683

Total	$32,518	$30,144

% of Total Loans	6.51%	5.91%
% of Total Assets	5.28%	4.53%

Loans delinquent over 90 days and still accruing aggregating $2.5 million are comprised of seven loans, all of which have matured and continue to make payments. Six of these loans are currently in the process of being renewed and one has since been renewed. Impaired loans, which are comprised of non-accruing loans, troubled debt restructured loans, and loans previously classified as TDRs that have been upgraded, increased by $4.4 million to $39.1 million for the quarter ended September 30, 2012 and increased $2.3 million for the nine months ended September 30, 2012. Impaired loans are attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets. The Bank’s customers, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.

The $30.0 million of non-accrual loans at September 30, 2012 is comprised of twenty-seven loans, for which a specific reserve of $806,000 has been established. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. Of the $30.0 million of non-accrual loans at September 30, 2012 borrowers of three loans with aggregate balances of $3.8 million continue to make loan payments and these loans are current within one and two months as to payments.

Potential Problem Loans

In addition to the above, there are $24.4 million of substandard accruing loans comprised of twenty-two loans and $32.3 million of special mention loans comprised of thirty-nine loans for which management has a concern as to the ability of the borrowers to comply with the present repayment terms. All but $3.5 million of the substandard accruing loans and $7.9 million of the special mention loans continue to make timely payments and are within 30 days at September 30, 2012.

Other Real Estate Owned

The following table is a summary of Bancorp’s other real estate owned at the dates shown:

	September 30, 2012	December 31, 2011
Residential construction	$1,252,024	$1,140,560
Commercial	—	1,622,080

Other real estate owned	$1,252,024	$2,762,640

The balance of other real estate owned at September 30, 2012 is comprised of one property with an aggregate carrying value of $1.3 million that was obtained through loan foreclosure proceedings. During the nine months ended September 30, 2012, three OREO properties were sold with an aggregate carrying value of $1.9 million.

Deferred Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at September 30, 2012. The deferred tax position has been affected by several significant transactions in the prior years. These transactions include increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company is in a cumulative net loss position at September 30, 2012, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $13.7 million against its deferred tax asset at September 30, 2012. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. In the future, if the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	September 30, 2012	December 31, 2011
Non-interest bearing	$59,309,584	$65,613,374

Interest bearing
NOW	24,859,524	24,396,210
Savings	70,807,709	59,396,310
Money market	44,092,847	52,889,642
Time certificates, less than $100,000	166,654,722	198,207,998
Time certificates, $100,000 or more	118,228,921	144,405,859

Total interest bearing	424,643,723	479,296,019

Total Deposits	$483,953,307	$544,909,393

Total deposits decreased $61.0 million, or 11%, from $544.9 million at December 31, 2011 to $483.9 million at September 30, 2012. Interest bearing accounts decreased $54.7 million. This was primarily due to decreases in certificates of deposit (CD’s) of $57.7 million and money market accounts of $8.8 million due to the low interest rate environment and the planned reduction of higher cost deposit accounts. These were partially offset by increases of $11.4 million and $463,000 respectively in savings and NOW accounts. Demand deposits decreased $6.3 million primarily as a result decreases in commercial and personal checking accounts of $5.2 million and $1.1 million, respectively.

Borrowings

At September 30, 2012, total borrowings increased $10.0 million to $67.0 million from $57.0 million at December 31, 2011. In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $45.0 million in additional advances from the Federal Home Loan Bank of Boston, including a $2.0 million overnight line of credit. The Bank has also established a line of credit at the Federal Reserve Bank.

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.517250% at September 30, 2012), matures on March 26, 2033. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. The deferral in the third quarter of 2012 represented the fourteenth consecutive quarter of deferral. The Company continues to accrue and charge interest to operations. The Company may defer the payment of interest through March 2014, and all accrued interest must be paid at the completion of the deferral period, June 2014.

Capital

Capital increased $583,000 compared to December 31, 2011 primarily as a result of the net income earned of $909,000 for the nine months ended September 30, 2012, partially offset the by the change in other comprehensive income.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased by $52.5 million from $140.4 million at December 31, 2011 to $87.9 million at September 30, 2012, due to decreases of $71.0 million in future loan commitments, partially offset by increases of $16.2 million in unused lines of credit. The decrease in future loan commitments was primarily due to the closings in the first quarter of 2012 of the loan originations from the fourth quarter of 2011.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Interest earning assets:
Loans	$485,363	$5,533	4.56%	$459,943	$6,185	5.38%
Investments	63,469	428	2.70%	102,171	721	2.82%
Interest bearing deposits in banks	42,277	22	0.21%	17,678	1	0.02%
Federal funds sold	—	—	0.00%	2,739	1	0.15%

Total interest earning assets	591,109	5,983	4.05%	582,531	6,908	4.74%

Cash and due from banks	4,813			23,977
Premises and equipment, net	4,374			4,088
Allowance for loan losses	(6,689)			(11,385)
Other assets	26,907			29,234

Total Assets	$620,514			$628,445

Interest bearing liabilities:
Deposits	$434,169	$1,240	1.14%	$447,553	$1,385	1.24%
FHLB advances	50,652	358	2.83%	50,000	428	3.42%
Subordinated debt	8,248	75	3.64%	8,248	71	3.44%
Other borrowings	7,000	78	4.46%	7,000	77	4.42%

Total interest bearing liabilities	500,069	1,751	1.40%	512,801	1,961	1.53%

Demand deposits	63,558			57,933
Accrued expenses and other liabilities	5,570			6,453
Shareholders’ equity	51,317			51,258

Total liabilities and equity	$620,514			$628,445

Net interest income		$4,232			$4,947

Interest margin			2.86%			3.40%

Interest spread			2.65%			3.21%

	Nine months ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Interest earning assets:
Loans	$495,757	$18,011	4.84%	$488,295	$19,680	5.37%
Investments	68,879	1,397	2.70%	76,443	1,632	2.85%
Interest bearing deposits in banks	52,374	72	0.18%	64,595	122	0.25%
Federal funds sold	—	—	0.00%	7,516	7	0.12%

Total interest earning assets	617,010	19,480	4.21%	636,849	21,441	4.49%

Cash and due from banks	4,937			21,366
Premises and equipment, net	4,355			4,576
Allowance for loan losses	(8,168)			(12,863)
Other assets	27,347			34,261

Total Assets	$645,481			$684,189

Interest bearing liabilities:
Deposits	$460,144	$4,178	1.21%	$498,515	$4,804	1.28%
FHLB advances	52,376	1,069	2.72%	50,000	1,270	3.39%
Subordinated debt	8,248	226	3.65%	8,248	213	3.44%
Other borrowings	7,000	232	4.42%	7,000	230	4.39%

Total interest bearing liabilities	527,768	5,705	1.44%	563,763	6,517	1.54%

Demand deposits	61,337			56,636
Accrued expenses and other liabilities	5,319			6,027
Shareholders’ equity	51,057			57,763

Total liabilities and equity	$645,481			$684,189

Net interest income		$13,775			$14,924

Interest margin			2.98%			3.12%

Interest spread			2.77%			2.95%

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

	Three months ended September 30,			Nine months ended September 30,
	2012 vs 2011			2012 vs 2011
	Increase (decrease) in Interest Income/Expense Due to change in:			Increase (decrease) in Interest Income/Expense Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$329	$(981)	$(652)	$297	$(1,966)	$(1,669)
Investments	(263)	(30)	(293)	(154)	(81)	(235)
Interest bearing deposits in banks	—	21	21	(20)	(30)	(50)
Federal funds sold	—	(1)	(1)	(3)	(4)	(7)

Total interest earning assets	66	(991)	(925)	120	(2,081)	(1,961)

Interest bearing liabilities:
Deposits	$(39)	$(106)	$(145)	$(370)	$(256)	$(626)
FHLB advances	6	(76)	(70)	58	(259)	(201)
Subordinated debt	—	4	4	—	13	13
Other borrowings	—	1	1	—	2	2

Total interest bearing liabilities	(33)	(177)	(210)	(312)	(500)	(812)

Net interest income	$99	$(814)	$(715)	$432	$(1,581)	$(1,149)

For the quarter ended September 30, 2012, average interest earning assets increased $8.6 million, or 1%, to $591.1 million from $582.5 million for the quarter ended September 30, 2011, resulting in interest income for Bancorp of $6.0 million compared to $6.9 million for the same period in 2011. Interest and fees on loans decreased $652,000 or 11%, from $6.2 million for the quarter ended September 30, 2011 to $5.5 million for the quarter ended September 30, 2012. This decrease is primarily the result of lower average interest rates on new loan growth, partially offset by an increase of $25.4 million in the average balance of the loan portfolio. When compared to the same period last year, interest income on investments decreased by 41% due to an decrease of $38.7 million in the average balance of investments outstanding. Income on interest-bearing deposits in banks increased from $1,000 to $22,000 for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011, which is reflective of the increase in the yields earned on excess funds.

Total interest expense for the quarter ended September 30, 2012 of $1.8 million represents a decrease of $210,000, or 11%, compared to interest expense of $2.0 million for the same period last year. This decrease in interest expense is the result of a decrease in the average balances of interest-bearing liabilities. Average balances of interest bearing deposit accounts decreased $13.4 million, or 3%, which is comprised primarily of decreases in certificates of deposit and money market accounts of $10.7 million and $16.9 million, respectively. These were partially offset by increases in savings accounts and NOW accounts of $12.8 million and $1.5 million, respectively. In addition, lower interest rates contributed to the overall decrease of $106,000 in interest expense on deposits. Average FHLB advances increased by $652,000, but lower interest rates resulted in a decrease of $70,000 in interest expense. Interest expense on the junior subordinated debt and borrowed funds increased by $4,000.

As a result of the above, Bancorp’s net interest income decreased $715,000 or 14%, to $4.2 million for the three months ended September 30, 2012 compared to $4.9 million for the same period last year. The net interest margin for the three months ended September 30, 2012 was 2.86% as compared to 3.40% for the three months ended September 30, 2011 as a result of the various reasons mentioned above.

Interest and dividend income was $19.5 million for the nine months ended September 30, 2012, which represents a decrease of $2.0 million, or 9%, as compared to interest and dividend income of $21.4 million for the same period last year. This decrease was due primarily to lower interest rates resulting in a decrease of $1.7 million in interest and fees on loans that was partially offset by higher average balance of loans for the nine month ended September 30, 2012. This was combined with lower interest rates and average balances on investments, resulting in a decrease of $235,000 or 14%. The average balance of the investment portfolio decreased $7.6 million when compared to the nine months ended September 30, 2011. Income on interest bearing deposits in banks decreased 41% for the nine months ended September 30, 2012 compared to the same period in 2011, which is reflective of the decrease in the average balance and yields on the excess funds.

For the nine months ended September 30, 2012, total interest expense decreased $812,000, or 12%, to $5.7 million from $6.5 million for the nine months ended September 30, 2011. The decrease in interest expense was due primarily to lower interest rates and a $36.0 million reduction in the average balances of interest-bearing liabilities. In addition, interest expense on the FHLB advances decreased $201,000 due to lower interest rates, when compared to the same period last year.

As a result of the above, net interest income decreased $1.1 million, or 8%, for the nine months ended September 30, 2012 to $13.8 million as compared to $14.9 million at September 30, 2011. The net interest margin for the nine months ended September 30, 2012 was 2.98% as compared to 3.12% for the nine months ended September 30, 2011.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, no adjustment to the provision for loan losses was necessary for the three months ended September 30, 2012. No charge was required for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the provision for loan losses released from operations was $2.6 million compared to a charge to operations of $8.5 million for the nine months ended September 30, 2011 primarily due to the $6.0 million charge related to loans transferred to held-for-sale in connection with the bulk loan sale in the first quarter of 2011. The allowance for loan losses decreased by $2.7 million from December 31, 2011 to September 30, 2012 due primarily to $2.6 million release of excess reserves, as previously discussed, after net charge-offs of $134,000.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income increased $175,000 from $1.3 million for the quarter ended September 30, 2011 to $1.5 million for the quarter ended September 30, 2012. This is primarily due to increased gains recognized on the sale of investment securities and loans of $145,000 and $31,000, respectively. Mortgage brokerage referral fees increased $21,000 when compared to the same period last year. These were partially offset by a decrease in earnings on the cash surrender value of life insurance of $48,000.

For the nine months ended September 30, 2012, non-interest income increased $87,000, or 3%, to $2.7 million as compared to $2.6 million for the nine months ended September 30, 2011. This is primarily due to increases in gains on sale of loans and investment securities of $215,000 and $137,000 respectively. These were partially offset by decreases in other income from interest of $111,000 from federal tax refunds received in 2011, $107,000 decrease in earnings on the cash surrender value of life insurance, $65,000 lower fees and service charges on deposit accounts, and a decrease of $26,000 in earnings on an equity investment when compared to the nine months ended September 30, 2011.

Non-interest expenses

Non-interest expenses decreased $301,000 or 5% from $6.0 million to $5.7 million for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011. This decrease is primarily due to the impact of the restructuring in the prior year, resulting in lower salaries and benefits of $220,000. Insurance expenses decreased $119,000 primarily due to lower Directors and Officers insurance costs. Advertising and promotional expenses, material and communications and loan administration and processing expenses decreased $76,000, $57,000 and $53,000 respectively. Professional and other outside services, which are comprised primarily of audit and accounting fees, legal services and consulting fees, decreased $36,000 from $546,000 for the quarter ended September 30, 2011, to $510,000 for the quarter ended September 30, 2012. These were partially offset by increases in occupancy and equipment expenses of $89,000 and data processing of $63,000.

For the nine months ended September 30, 2012, non-interest expense decreased $6.8 million, or 27% to $18.1 million from $24.9 million for the same period in 2011. This decrease was primarily due to lower restructuring charges and asset disposals of $2.5 million related to branch closings and reduction-in-force of back office personnel of $503,000 as compared to $3.0 million for the same period last year. Other real estate owned operations decreased $1.1 million due to fewer properties managed and gains recognized on the sale of three properties. Salaries and benefit expense and occupancy expense decreased $1.0 million and $299,000 respectively, due to the impact of the restructuring activities mentioned above and lower costs of lease renewals. In addition, professional and outside services, advertising and promotional expenses and regulatory assessments decreased $683,000, $480,000 and $360,000 respectively.

LIQUIDITY

Bancorp’s liquidity ratio was 10% at September 30, 2012 compared to 21% at September 30, 2011. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at September 30, 2012 and December 31, 2011 respectively:

	September 30, 2012	December 31, 2011
Tier 1 Leverage Capital	9.60%	9.01%
Tier 1 Risk-based Capital	13.53%	13.95%
Total Risk-based Capital	14.78%	15.22%

The following table illustrates the Bank’s regulatory capital ratios at September 30, 2012 and December 31, 2011 respectively:

	September 30, 2012	December 31, 2011
Tier 1 Leverage Capital	9.37%	8.69%
Tier 1 Risk-based Capital	13.19%	13.48%
Total Risk-based Capital	14.45%	14.75%

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

CURRENT MATTERS

On October 29 and 30, 2012, the metropolitan New York City region and sections of Connecticut were severely damaged by Super Storm Sandy. The Company has conducted an assessment of the impact of the storm on its facilities and customers in the affected areas. It does not appear that there will be a significant impact on the results of operations for the fourth quarter of 2012.

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

	September 30, 2012
	Net Interest Income			Net Portfolio Value
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+ 200	19,421	2,082	12.01%	46,646	(7,281)	-13.50%
+ 100	18,527	1,188	6.85%	50,379	(3,548)	-6.58%
BASE	17,339			53,927
- 100	18,031	692	3.99%	59,787	5,860	10.86%
- 200	18,011	672	3.88%	72,492	18,565	34.43%

	December 31, 2011
	Net Interest Income			Net Portfolio Value
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+ 200	20,987	1,169	5.90%	48,458	(9,194)	-15.95%
+ 100	20,547	729	3.68%	53,555	(4,097)	-7.11%
BASE	19,818			57,652
- 100	20,504	686	3.46%	61,109	3,457	6.00%
- 200	20,604	786	3.97%	69,915	12,263	21.27%

Item 4:	Controls and Procedures

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

There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II - OTHER INFORMATION.

Item 1:	Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 1A:	Risk Factors

During the three months ended September 30, 2012, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6:	Exhibits

No.	Description

2	Agreement and Plan of Reorganization dated as of June 28, 1999 between Bancorp and the Bank (incorporated by reference to Exhibit 2 to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

2.1	Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated December 17, 2009).

2.2	Amendment to Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of May 3, 2010 (incorporated by reference to Exhibit 10(a) to Bancorp’s Current Report on Form 8-K dated May 4, 2010).

3(i)	Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)(A)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

3(i)(B)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006 (commission File No. 000-29599)).

3(i)(C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to Bancorp’s current report Form 8-K dated October 21, 2010.

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599))

No.	Description

10(a)(1)	2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

10(a)(2)	2012 Stock Plan of Bancorp (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011.

10(a)(5)	Employment Agreement dated as of January 1, 2008 among Patriot National Bank, Bancorp and Robert F. O’Connell (incorporated by reference to Exhibit 10(a)(5) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 000-29599)).

10(a)(6)	Change of Control Agreement, dated as of January 1, 2007 among Robert F. O’Connell, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(6) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(9)	License agreement dated July 1, 2003 between Patriot National Bank and L. Morris Glucksman (incorporated by reference to Exhibit 10(a)(9) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 000-29599)).

10(a)(12)	2005 Director Stock Award Plan (incorporated by reference to Exhibit 10(a)(12) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000 - 295999)).

10(a)(14)	Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(14) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(15)	Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to Bancorp’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

10(a)(16)	Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10(a)(16) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 000-29599)).

10(a)(17)	Financial Services Agreement dated November 8, 2011 of Bancorp (incorporated by reference to Exhibit 10(a)(20) on the Quarterly Report on Form 10-Q dated November 10, 2011.

10(c)	1999 Stock Option Plan of the Bank (incorporated by reference to Exhibit 10(c) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

No.	Description

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

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

November 14, 2012