Form 10-K
period 2012-12-31
PATRIOT NATIONAL BANCORP INC
filed 2013-03-22
CIK 1098146

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).     Yes   ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 based on the last sale price as reported on the NASDAQ Global Market: $7,209,206.

Number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of February 28, 2013: 38,480,114.

Documents Incorporated by Reference

Proxy Statement for 2012 Annual Meeting of Shareholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

Incorporated into Part III of this Form 10-K.

Patriot National Bancorp, Inc.

2012 Form 10-K Annual Report

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

The Bank was granted preliminary approval by the Comptroller of the Currency (the “OCC”) on March 5, 1993. It received its charter and commenced operations as a national bank on August 31, 1994. The Bank currently has nine branch offices in Connecticut. The Bank has a purchase and assumption agreement to sell the Southport, Connecticut branch with a targeted closing date in the second quarter of 2013. The Bank also expanded into New York State on November 17, 2006 through the purchase of a small branch office and related deposits in New York City and the subsequent opening of branch offices in Bedford and Scarsdale, both located in Westchester County, New York. In June 2012, the Bank closed the New York City branch.

On March 11, 2003, Bancorp formed Patriot National Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by Bancorp. Bancorp primarily invested the funds from the issuance of the debt in the Bank. The Bank in turn used the proceeds to fund general operations.

On April 1, 2008, the Bank acquired a 20% interest in a de novo insurance agency. The impact on the Bank’s operations in 2010, 2011 and 2012 has been minimal.

On October 15, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), the Company issued and sold to PNBK Holdings LLC (“Holdings”), an investment limited liability company controlled by Michael Carrazza, 33,600,000 shares of its common stock at a purchase price of $1.50 per share for an aggregate purchase price of $50,400,000. The shares sold to Holdings represented 87.6% of the Company’s then issued and outstanding common stock. The par value of the common stock was changed to $0.01 per share. Also in connection with that sale, certain directors and officers of both the Company and the Bank resigned and were replaced with nominees of Holdings and Michael Carrazza became Chairman of the Board of the Company.

As of the date hereof, the only business of Bancorp is its ownership of all of the issued and outstanding capital stock of the Bank and the Trust. Except as specifically noted otherwise herein, the balance of the description of Bancorp’s business is a description of the Bank’s business.

On February 26, 2013, the Company announced the appointment of Kenneth T. Neilson as President and Chief Executive Officer of both the Company and the Bank effective March 18, 2013, pending regulatory approval. This is following the departure of Christopher Maher, who is resigning as President, CEO and director for personal reasons. Mr. Neilson has served as a director of Patriot since 2010. He is the retired President, Chairman and CEO of Hudson United Bank and Hudson United Bancorp where he served for 23 years.

Commercial Banking

The Bank conducts business at its main office located at 900 Bedford Street in Stamford, Connecticut and at other Connecticut branch offices located in Darien, Fairfield, Greenwich, Milford, Norwalk, Southport, Trumbull, and Westport. In New York State, the Bank conducts business at branch offices located in: Bedford and Scarsdale. The Bank also operates a loan origination office at 1177 Summer Street in Stamford, Connecticut.

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

Competition

The Bank competes with a variety of financial institutions in its market area. Many have greater financial resources and capitalization, which gives them higher legal lending limits as well as the ability to conduct larger advertising campaigns to attract business. Generally, the larger institutions offer additional services such as trust and international banking which the Bank is not equipped to offer directly. When the need arises, arrangements are made with correspondent institutions to provide such services. In the future, if the Bank desires to offer trust services, prior approval of the OCC will be required. To attract business in this competitive environment, the Bank relies on local promotional activities and personal contact by officers, directors and shareholders and on its ability to distinguish itself by offering personalized services.

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

Residents and businesses in Stamford, Greenwich, Norwalk, Darien, Southport, Fairfield, Trumbull, Westport, and Milford Connecticut provide the majority of the Bank’s deposits. The Bank has expanded its footprint by establishing branch offices in the Westchester County, New York towns of Bedford and Scarsdale. The Bank has focused its attention on serving the segments of its market area historically served by community banks. The Bank competes in its market by providing a high level of personalized and responsive banking service for which the Bank believes there is a need.

The Bank’s loan customers extend beyond the towns and cities in which the Bank has branch offices, including nearby towns in Fairfield and New Haven Counties in Connecticut, and Westchester County, New York City and Long Island in New York, although the Bank’s loan business is not necessarily limited to these areas. The Bank’s plans for future lending contemplate the diversification of the portfolio away from its historical emphasis on construction lending. While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in the its market area, the Bank believes that the service industries, professionals and related businesses which have been attracted to this area, as well as the individuals that reside in this area, represent current and potential customers of the Bank.

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

The cities of Stamford and Norwalk and the towns of Greenwich, Darien, Southport, Milford, Fairfield, Trumbull, and Westport, CT are presently served by over 253 branches of commercial and savings banks along with 28 in the New York towns of Bedford and Scarsdale. Most of these branches are offices of banks, which have headquarters outside of the states or areas served by the Bank or are subsidiaries of bank or financial holding companies whose headquarters are outside of the areas served by the Bank. In addition to banks with branches in the same areas as the Bank, there are numerous banks and financial institutions serving the communities surrounding these areas, which also draw customers from the cities and towns mentioned above and pose significant competition to the Bank for deposits and loans. Many of those banks and financial institutions are well established and well capitalized.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent that such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limits contained in the Riegle-Neal Act. The Riegle-Neal Act also allows banks to establish branch offices in other than the bank’s home state if the target state has “opted in” to interstate branching.

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

Patriot National Bank participated in the FDIC Transaction Account Guarantee Program which guaranteed full coverage on certain noninterest-bearing deposit transaction accounts, such as business accounts, until the expiration date of the program on December 31, 2010. Effective December 31, 2010 through December 31, 2012, the Board of Directors of the FDIC implemented a new final rule under section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides temporary unlimited coverage to depositors with noninterest-bearing transaction accounts, in addition to, and separate from, the coverage of at least $250,000 available under the FDIC’s general rules. The term “noninterest-bearing transaction account” includes a traditional checking account or demand deposit account on which the Bank pays no interest. It also includes Interest on Lawyer Trust Accounts (“IOLTAs”). It does not include other accounts, such as traditional checking or demand deposit accounts that may earn interest, NOW accounts or money market deposit accounts. The extended program was not renewed on December 31, 2012. Bancorp did not participate in the Debt Guarantee portion of the TLGP.

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

Recent Agreement with Regulators

In February 2009 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency. Under the terms of the Agreement, the Bank has appointed a Compliance Committee of outside directors and the Chief Executive Officer. The Committee must report quarterly to the Board of Directors and to the OCC on the Bank’s progress in complying with the Agreement. The Agreement requires the Bank to review, adopt and implement a number of policies and programs related to credit and operational issues. The Agreement further provides limitations on the acceptance of certain brokered deposits and the extension of credit to borrowers whose loans are criticized. The Bank may pay dividends during the term of the Agreement only with prior written permission from the OCC. The Agreement also requires that the Bank develop and implement a three-year capital plan. The Bank has taken or put into process all of the steps required by the Agreement, and does not anticipate that the restrictions included within the Agreement will impair its current business plan.

In June 2010 the company entered into a formal written agreement (the “Reserve Bank Agreement”) with the Federal Reserve Bank of New York (the “Reserve Bank”). Under the terms of the Reserve Bank Agreement, the Board of Directors of the Company are required to take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank including taking steps to insure that the Bank complies with the Agreement with the OCC. The Reserve Bank Agreement requires the Company to submit, adopt and implement a capital plan that is acceptable to the Reserve Bank. The Company must also report to the Reserve Bank quarterly on the Company’s progress in complying with the Reserve Bank Agreement. The Agreement further provides for certain restrictions on the payment or receipt of dividends, distributions of interest or principal on subordinate debentures or trust preferred securities and the Company’s ability to incur debt or to purchase or redeem its stock without the prior written approval of the Reserve Bank. The Company has taken or put into process all of the steps required by the Reserve Bank Agreement, and does not anticipate that the restrictions included within the Reserve Bank Agreement will impair its current business plan.

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

Employees

As of December 31, 2012, Bancorp had 114 full-time employees and 4 part-time employees. None of the employees of Bancorp are covered by a collective bargaining agreement.

Item 1A.	Risk Factors

The risks involved in Bancorp’s commercial real estate loan portfolio are material.

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

Real estate lending in Bancorp’s core market involves risks related to a decline in value of commercial and residential real estate.

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

Changes in economic conditions, particularly a continued economic slowdown in Fairfield County, Connecticut and the New York metropolitan area, could hurt Bancorp’s financial performance. A further deterioration in economic conditions, in particular an economic slowdown within Fairfield County, Connecticut and/or the New York metropolitan area, could result in the following consequences, any of which may hurt the business of Bancorp materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Bank’s products and services may decline; and assets and collateral associated with the Bank’s loans, especially real estate, may decline in value, thereby reducing a customer’s borrowing power. During the years 2007 through 2009, the general economic conditions and specific business conditions in the United States, including Fairfield County, Connecticut and the New York metropolitan area, deteriorated, resulting in increases in loan delinquencies, problem assets and foreclosures and declines in the value and collateral associated with the Bank’s loans. During 2010 through 2012, the economic climate improved marginally resulting in decreases in the Bank’s non-performing assets. A prolonged period of economic recession or worsening of these economic conditions may have an adverse effect on our results of operations and financial condition.

Bancorp is Subject to a Formal Agreement with the OCC and the Federal Reserve Bank of New York.

The Bank is subject to a formal agreement with the OCC entered into in February 2009. The agreement provides for, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, commercial real estate loan concentration and the level of criticized assets, along with the augmentation of a profit plan and three-year capital program. The Bank does not anticipate that the restrictions within the agreement will impair its current business plan. However, failure to comply with the provisions of the agreement could result in more severe enforcement actions and further restrictions.

In June 2010 the Company entered into a formal written agreement (the “Reserve Bank Agreement”) with the Federal Reserve Bank of New York (the “Reserve Bank”). Under the terms of the Reserve Bank Agreement, the Board of Directors of the Company are required to take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank including taking steps to insure that the Bank complies with the agreement with the OCC. The Reserve Bank Agreement requires the Company to submit, adopt and implement a capital plan that is acceptable to the Reserve Bank. The Company must also report to the Reserve Bank quarterly on the Company’s progress in complying with the Reserve Bank Agreement. The Agreement further provides for certain restrictions on the payment or receipt of dividends, distributions of interest or principal on subordinate debentures or trust preferred securities and the Company’s ability to incur debt or to purchase or redeem its stock without the prior written approval of the Reserve Bank. The Company has taken or put into process all of the steps required by the Reserve Bank Agreement, and does not anticipate that the restrictions included within the Reserve Bank Agreement will impair its current business plan.

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

The previous adverse changes in economic and market conditions in the Bank’s market areas increase the risk that the allowance will become inadequate if borrowers continue to experience economic and other conditions adverse to their incomes and businesses. Maintaining the adequacy of the Bank’s allowance for loan losses may require that the Bank make significant and unanticipated increases in the provision for loan losses, which would materially affect the results of operations and capital adequacy. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control and these losses may exceed current estimates. Although the current economic environment has improved, conditions remain uncertain which may result in additional risk of loan losses.

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

Mortgage banking activity is also affected by interest rate fluctuations. Generally, increases in interest rates often lead to decreases in home refinancing activity, thus reducing the number of mortgage loans that Bancorp originates.

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

Bancorp increasingly depends upon data processing, communications and information exchange on a variety of computing platforms and networks, and over the internet to conduct its business. Bancorp cannot be certain that all of its systems are entirely free from vulnerability to attack, despite safeguards it has instituted. In addition, Bancorp relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached, information can be lost or misappropriated; this could result in financial loss or costs to Bancorp or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would have an adverse effect on Bancorp’s results of operations and financial condition. In addition, the Bank’s reputation could be harmed, which also could materially affect Bancorp’s financial condition and results of operations.

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

Environmental laws may require us to incur substantial expense and may materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures requiring the performance of an environmental site assessment before initiating any foreclosure action on real property, these assessments may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

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

Bancorp is a separate and distinct legal entity from the Bank, and all of the revenues Bancorp receives consist of dividends from the Bank. These dividends are the primary funding source for the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary's creditors. If the Bank is unable to pay dividends to Bancorp, we may not be able to pay our obligations. The inability to receive dividends from the Bank could therefore have a material adverse effect on our business, our financial condition, and our results of operations, as well as our ability to pay or increase the current level of cash dividends paid to our shareholders. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. The deferral in the fourth quarter of 2012 represented the fifteenth consecutive quarter of deferral. The Company continues to accrue and charge interest to operations. The Company may only defer the payment of interest for 20 consecutive quarters, or through March 2014, and all accrued interest must be paid at the completion of the deferral period, June 2014.

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

The amount of income taxes we are required to pay on our earnings is based on federal and state legislation and regulations. We provide for current and deferred taxes in our financial statements, based on our results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit, and application of financial accounting standards. We may take tax return filing positions for which the final determination of tax is uncertain. Our net income and earnings per share may be reduced if a federal, state, or local authority assesses additional taxes that have not been provided for in our consolidated financial statements. There can be no assurance that we will achieve our anticipated effective tax rate either due to a change in a tax law, a change in regulatory or judicial guidance, or an audit assessment which denies previously recognized tax benefits.

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

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements.

PNBK Holdings LLC controls a majority of our voting common stock. As a result, we are a “controlled company” within the meaning of Nasdaq corporate governance standards. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and we utilize exemptions relating to certain Nasdaq corporate governance requirements, including:

•	The requirement that we have a Nominating and Governance Committee that is composed entirely of independent directors;

•	The requirement that we have a Compensation Committee that is composed entirely of independent directors; and

•	The requirement for an annual performance evaluation of the Nominating and Governance and Compensation Committees.

As a result of these exemptions, our Nominating and Governance Committee and Compensation Committee do not consist entirely of independent directors and we are not required to have an annual performance evaluation of the Nominating and Governance and Compensation Committees. Accordingly, a holder of our common stock will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate requirements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Patriot National Bancorp Inc.’s corporate headquarters and main branch banking office is located at 900 Bedford Street in Stamford, Connecticut. The building is leased by the Bank, as are its ten other branch banking offices, one loan origination office and additional administrative and operational office space. The Bank also leases space at its main office for additional parking. Lease commencement dates for office locations range from April 2003 to July 2012 and lease expiration dates fall between March 2013 and June 2027. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods.

The Bank has sublet and licensed excess space in two of its locations to an attorney and two independent companies. See also “Item 12. Certain Relationships and Related Transactions.” For additional information regarding the Bank’s lease obligations, see Note 9 to the Consolidated Financial Statements.

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

Market Information

Bancorp Common Stock is traded on the NASDAQ Global Market under the Symbol “PNBK.” On December 31, 2012, the last sale price for Bancorp Common Stock on the NASDAQ Global Market was $1.25.

The following table sets forth the high and low sales price and dividends per share of Bancorp Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Global Market.

	2012			2011
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$1.85	$1.78	$—	$2.55	$2.01	$—
June 30	1.61	1.54	—	2.34	1.91	—
September 30	1.60	1.48	—	2.19	1.80	—
December 31	1.25	1.05	—	2.00	1.62	—

Holders

There were approximately 573 shareholders of record of Bancorp Common Stock as of December 31, 2012. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

Dividends

Bancorp’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to Bancorp. Pursuant to the February 9, 2009 Agreement between the Bank and the Office of the Comptroller of the Currency, the Bank can pay dividends to Bancorp only pursuant to a dividend policy requiring compliance with the Bank's OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to Bancorp in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of December 31, 2012, the Bank had no retained earnings available for distribution to Bancorp as dividends. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements. The Federal Reserve Bank has also imposed dividend restrictions on Bancorp.

Recent Sales of Unregistered Securities

During the fourth quarter of 2012, Bancorp did not have any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

In December 2011, the Board of Directors approved the Company’s 2012 Stock Plan, authorizing 3,000,000 shares to be issued. No awards were granted in 2011. As of December 31, 2012, Bancorp had 2,032,613 securities authorized for issuance under equity compensation plans.

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

Total Return
	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
PNBK	100	42.9	9.7	13.1	11.0	7.8
.BANK	100	76.1	62.0	69.4	60.8	70.3
.SPX	100	61.5	75.9	85.6	85.6	97.1

Item 6.	Selected Financial Data

At or for the year ended December 31,
	2012	2011	2010	2009	2008
Operating Data:
Interest and dividend income	$25,216,517	$28,332,309	$35,608,891	$42,968,080	$55,750,246
Interest expense	7,419,452	8,510,443	13,474,543	24,359,828	28,539,067
Net interest income	17,797,065	19,821,866	22,134,348	18,608,252	27,211,179
Provision for loan losses	(2,379,223)	7,464,427	7,714,000	13,089,000	11,289,772
Non-interest income (loss)	3,273,496	3,411,477	2,354,240	2,946,480	(149,108)
Non-interest expense	23,985,948	31,228,402	31,948,533	30,131,588	25,947,905
Provision (benefit) for income taxes	—	—	225,000	2,213,750	(3,064,000)
Net loss	(536,164)	(15,459,486)	(15,398,945)	(23,879,606)	(7,111,606)
Per Share Data:
Basic loss per share	(0.01)	(0.40)	(1.30)	(5.02)	(1.50)
Diluted loss per share	(0.01)	(0.40)	(1.30)	(5.02)	(1.50)
Dividends per share	—	—	—	—	0.180
Balance Sheet Data:
Cash and due from banks	70,303,641	54,715,809	136,324,258	97,535,593	4,286,233
Federal funds sold	—	—	10,000,000	10,000,000	20,000,000
Short-term investments	710,766	709,567	453,400	263,839	316,518
Investment securities	51,293,320	76,185,272	49,765,000	55,177,931	58,401,177
Loans, net	458,793,536	501,227,297	534,531,213	645,205,943	788,568,687
Total assets (2)	617,855,135	665,816,278	784,324,854	866,416,921	913,358,978
Total deposits (1)	497,282,898	544,909,393	646,808,829	761,334,292	784,821,351
Total borrowings	65,248,000	65,248,000	65,248,000	65,248,000	65,248,000
Total shareholders’ equity	49,567,798	50,549,660	67,172,188	35,861,310	58,774,144

(1)	Includes $24.7 million of deposits held for sale at December 31, 2012.
(2)	Includes $88,000 of branch assets held for sale at December 31, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies

Bancorp’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in this 2012 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the analysis and valuation of its investment securities, and the valuation of deferred tax assets, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are considered impaired. For such impaired loans, an allowance is established when the discounted cash flows (or collateral value if the loan is collateral dependent or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data. In addition, a risk rating system is utilized to evaluate the general component of the allowance for loan losses. Under this system, management assigns risk ratings between one and eleven. Risk ratings are assigned based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the Loan Committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and the Loan Committee.

The Company provides for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles. The allowance for loan losses consists primarily of the following two components:

(1)	Allowances are established for impaired loans (generally defined by the Company as non-accrual loans, troubled debt restructured loans and loans that were previously classified as troubled debt restructurings but have been upgraded). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value, less estimated costs to sell, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below.

(2)	General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and internal risk ratings. Management applies an estimated loss rate to each loan group. The loss rates applied are based on the Company’s cumulative prior two year loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be more or less than the allowance for loan losses management has established, which could have an effect on the Company’s financial results.

The adjustments to the Company’s loss experience are based on Management’s evaluation of several environmental factors, including:

•	Changes in local, regional, national and international economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of the loans;

•	Changes in the experience, ability, and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the loan review system;

•	Changes in the value of the underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by the Company’s Board of Directors. All appraisals are reviewed by qualified parties independent from the firm preparing the appraisals. The appraisal is subject to review by an independent third party hired by the Company. Management reviews and inspects properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired and if a construction loan, within 120 days prior to the scheduled maturity date. These appraisals may be more limited than those prepared for the underwriting of a new loan.

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

The Company's fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three categories within the hierarchy are as follows:

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

Management has made the determination that none of the Bank’s investment securities are other-than-temporarily impaired at December 31, 2012, and no impairment charges were recorded during the year ended December 31, 2012.

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

The periods subject to examination for the Company’s Federal returns are the tax years 2007 through 2012. The periods subject to examination for the Company’s significant state return, which is Connecticut, are the tax years 2008 through 2012. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

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

Patriot National Bank participated in the FDIC Transaction Account Guarantee Program which guaranteed full coverage on certain noninterest-bearing deposit transaction accounts, such as business accounts, until the expiration date of the program on December 31, 2010. Effective December 31, 2010 through December 31, 2012, the Board of Directors of the FDIC implemented a new final rule under section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides temporary unlimited coverage to depositors with noninterest-bearing transaction accounts, in addition to, and separate from, the coverage of at least $250,000 available under the FDIC’s general rules. The term “noninterest-bearing transaction account” includes a traditional checking account or demand deposit account on which the Bank pays no interest. It also includes Interest on Lawyer Trust Accounts (“IOLTAs”). It does not include other accounts, such as Traditional checking or demand deposit accounts that may earn interest, NOW accounts or money market deposit accounts. The extended program was not renewed on December 31, 2012. Bancorp did not participate in the Debt Guarantee portion of the TLGP.

Summary

During a period of slow economic improvement, Bancorp reported a net loss of $536,000 ($0.01 loss per share) for 2012 compared to a net loss of $15.5 million ($0.40 loss per share) for 2011. This is primarily due to the improvement in the credit quality of the loan portfolio resulting in a reduction of $2.4 million to the provision for loan losses, compared to a $7.5 million provision in 2011, which included a $6.0 million adjustment to the provision due to the bulk sale of $66.8 million of non-performing assets in the first quarter of 2011. In addition, restructuring charges and asset disposals recorded in 2012 were $939,000 compared to $3.0 million recorded in the second quarter of 2011. Primarily as a result of restructuring charges incurred in 2011, salaries and benefits and occupancy and equipment expense were $2.3 million lower in 2012. Total assets ended the year at $617.9 million, which represents a decrease of $47.9 million from 2011. Management strategically planned for a continuation of a reduction in assets in 2012, as part of the Company’s ongoing turnaround plan to reduce exposures in certain loan concentrations and to maintain regulatory capital ratios.

Net interest income for the year ended December 31, 2012 decreased $2.0 million, or 10%, to $17.8 million as compared to $19.8 million for the year ended December 31, 2011. This is the result of a reduced level of average earning assets, continued high levels of liquidity and the overall lower interest rate environment.

Total assets decreased 7% during the year as the loan portfolio decreased $42.4 million from $501.2 million at December 31, 2011 to $458.8 million at December 31, 2012. The available-for-sale securities portfolio decreased $24.8 million, or 37%, to $41.7 million at December 31, 2012 as compared to $66.5 million at December 31, 2011. Total deposits decreased $47.6 million from $544.9 million at December 31, 2011 to $497.3 million at December 31, 2012. This is reflective of management’s pricing strategy to lower the cost of funds and reduce the reliance on higher cost funding products. FHLB advances are unchanged from December 31, 2011. Shareholders’ equity decreased $982,000 from $50.5 million at December 31, 2011 as compared to $49.6 million at December 31, 2012. This is primarily the result of the net loss of $536,000 and the $752,000 reduction of accumulated other comprehensive income, partially offset by equity award grants of $306,000.

FINANCIAL CONDITION

Assets

Bancorp’s total assets decreased $47.9 million, or 7%, from $665.8 million at December 31, 2011 to $617.9 million at December 31, 2012 as the Bank reduced its concentration of residential loans by $69.1 million primarily through loan sales. Construction loans continued to pay off and overall balances were reduced by $12.5 million or 56%. Commercial real estate loans increased $31.8 million. Interest bearing deposits increased $17.1 million compared to December 31, 2011, as the Bank chose to maintain higher levels of short-term liquidity during this record low interest rate environment, rather than locking in longer term investments at narrow spreads.

Investments

The following table is a summary of Bancorp’s investment portfolio at fair value at December 31 for the years shown.

	2012	2011	2010
U. S. Government Agency bonds	$7,526,170	$5,037,085	$—
U. S. Government Agency mortgage-backed securities	25,706,891	50,049,429	37,471,878
Corporate bonds	8,486,259	11,383,458	—
Auction Rate preferred equity securities	—	—	3,092,822
Federal Reserve Bank stock	1,730,200	1,707,000	1,192,000
Federal Home Loan Bank stock	4,343,800	4,508,300	4,508,300
Other investments	3,500,000	3,500,000	3,500,000

Total Investments	$51,293,320	$76,185,272	$49,765,000

Total investments decreased $24.9 million, or 33%, primarily due to sales of $47.0 million of government agency mortgage-backed securities and bonds and corporate bonds of $3.3 million. In addition, there were principal payments of $7.8 million on the government agency mortgage-backed securities. These were partially offset with purchases of government agency mortgage-backed securities and bonds of $33.5 million.

The following table presents the maturity distribution of available-for-sale investment securities at December 31, 2012 and the weighted average yield of the amortized cost of such securities. The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. As mortgage-backed securities are not due at a single maturity date, they are included in the “No maturity” category in the following maturity summary.

	One year or less	Over one through five years	Over five through ten years	Over ten years	No maturity	Total	Weighted Average Yield
U. S. Government Agency bonds	$—	$—	$7,500,000	$—	$—	$7,500,000	1.83%
U. S. Government Agency mortgage-backed securities	—	—	—	—	25,837,100	25,837,100	2.15%
Corporate bonds	—	—	9,000,000	—	—	9,000,000	4.78%

Total	$—	$—	$16,500,000	$—	$25,837,100	$42,337,100	2.65%

Weighted average yield	—	—	3.44%	—	2.15%	2.65%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2012:

	Amortized Cost	Fair Value
Available for sale securities:
U. S. Government Agency mortgage-backed securities and bonds	$33,337,100	$33,233,061

Loans

The following table is a summary of Bancorp’s loan portfolio at December 31 for each of the years shown:

	2012	2011	2010	2009	2008
Real Estate
Commercial	$247,495,321	$215,659,837	$228,842,489	$230,225,306	$262,570,339
Residential	119,033,025	188,108,855	187,058,318	195,571,225	170,449,780
Construction	4,997,991	12,306,922	63,889,083	154,457,082	257,117,081
Construction to permanent	4,851,768	10,012,022	10,331,043	15,989,976	35,625,992
Commercial	36,428,751	31,810,735	14,573,790	19,298,505	33,860,527
Consumer home equity	49,180,908	49,694,546	42,884,962	44,309,265	45,022,128
Consumer and overdrafts	2,162,718	2,164,972	1,932,763	1,155,059	993,707

Total loans	464,150,482	509,757,889	549,512,448	661,006,418	805,639,554
Premiums on purchased loans	219,649	231,125	242,426	131,993	158,072
Net deferred costs (fees)	439,041	622,955	150,440	(138,350)	(981,869)
Allowance for loan losses	(6,015,636)	(9,384,672)	(15,374,101)	(15,794,118)	(16,247,070)

Loans, net	$458,793,536	$501,227,297	$534,531,213	$645,205,943	$788,568,687

Bancorp’s net loan portfolio decreased $42.4 million, or 8%, to $458.8 million at December 31, 2012 from $501.2 million at December 31, 2011. The decline in the loan portfolio was primarily the result of sales of residential real estate loans and loan payoffs. Significant decreases in the portfolio include a $69.0 million decrease in residential loans, a $7.3 million decrease in construction loans, and a $5.2 million decrease in construction to permanent loans. These were partially offset with a $31.8 million increase in commercial real estate loans and a $4.6 million increase in commercial loans. The allowance for loan losses also decreased by $3.4 million. The decline in the loan portfolio in 2012 primarily reflects management’s decision to reduce a growing concentration in lower yielding residential real estate loans.

At December 31, 2012, the net loan to deposit ratio was 92% and the net loan to asset ratio was 74%. Excluding the deposits held for sale at December 31, 2012, the net loan to deposit ratio was 97%. At December 31, 2011, the net loan to deposit ratio was 92%, and the net loan to asset ratio was 75%.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities of loans in Bancorp’s portfolio at December 31, 2012, by type of loan:

(thousands of dollars)	Due in one year or less	Due after one year through five years	Due after five years	Total
Commercial real estate	$28,712,147	$40,597,520	$178,185,654	$247,495,321
Residential real estate	500,000	—	118,533,025	119,033,025
Construction loans	4,997,991	—	—	4,997,991
Construction to permanent loans	—	1,258,710	3,593,058	4,851,768
Commercial loans	1,326,263	5,581,589	29,520,899	36,428,751
Consumer home equity	2,810	127,612	49,050,486	49,180,908
Consumer and overdrafts	4,584	103,889	2,054,245	2,162,718

Total	$35,543,795	$47,669,320	$380,937,367	$464,150,482

Fixed rate loans	$20,720,324	$36,049,028	$37,734,262	$94,503,614
Variable rate loans	14,823,471	11,620,292	343,203,105	369,646,868

Total	$35,543,795	$47,669,320	$380,937,367	$464,150,482

Loan Concentrations

The Bank has no concentrations of loans other than those disclosed in the above summary loan portfolio table. Commercial real estate plus construction represents 55.4% of total loans, up from 46.7% at December 31, 2011.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses decreased $3.4 million from December 31, 2011 to December 31, 2012 primarily due to a reduction in loan balances, improved credit quality of the loan portfolio and a change in methodology in estimating the allowance as described more fully below. The factors resulted in a release of excess reserves of $2.4 million.

As of the first quarter of 2012, the Bank had used a 12 quarter un-weighted average to calculate loss history. Beginning in the second quarter of 2012, the Bank implemented changes to the allowance methodology, resulting in a reduction of the allowance for loan losses of $1.1 million. In making this transition, the changes serve to update and enhance the methodology to better reflect the direction of the current loan portfolio. The changes are threefold:

• First, the Bank adopted a two year, instead of a three year, weighted average historical loss factor as the basis for the calculation of its historical loss experience. This is used to calculate expected losses in the ASC 450-20, Contingencies pools prior to the application of qualitative risk adjustment factors. Weightings were allocated 59% to the last four quarters and 41% to the previous four quarters. This change was made to be more responsive to the changing credit environment. Net charge-offs have declined. This shorter average historical loss period will produce results more indicative of the current and expected behavior of the portfolio.

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

Analysis of Allowance for Loan Losses

	2012	2011	2010	2009	2008
	(thousands of dollars)
Balance at beginning of period	$9,385	$15,374	$15,794	$16,247	$5,673

Charge-offs:
Commercial real estate	(50)	(2,941)	(2,560)	(2,380)	(708)
Residential real estate	(85)	(1,458)	(600)	(356)	—
Construction	(101)	(3,305)	(4,726)	(9,097)	—
Commercial	(48)	(375)	(396)	(468)	—
Consumer home equity	(745)	(150)	(46)	(1,378)	—
Consumer	(41)	(24)	(42)	(51)	(8)

Total charge-offs	(1,070)	(8,253)	(8,370)	(13,730)	(716)
Recoveries	80	854	236	188	1

Net charge-offs	(990)	(7,399)	(8,134)	(13,542)	(715)

Additions charged to operations	(2,379)	7,464	7,714	13,089	11,289
Transferred to held-for-sale	—	(6,054)	—	—	—

Balance at end of period	$6,016	$9,385	$15,374	$15,794	$16,247

Ratio of net charge-offs during the period to average loans outstanding during the period	0.20%	1.52%	1.32%	1.81%	0.09%

Ratio of ALLL / Gross Loans	1.29%	1.84%	2.80%	2.39%	2.02%

Allocation of the Allowance for Loan Losses

Balance at end of each	Amounts (thousands of dollars)					Percent of loans in each category to total loans
period applicable to:	2012	2011	2010	2009	2008	2012	2011	2010	2009	2008
Real Estate:
Commercial	$3,509	$4,019	$7,633	$5,752	$4,843	53.32%	42.31%	41.64%	34.83%	32.59%
Residential	897	2,551	2,364	1,575	1,417	25.65%	36.90%	34.04%	29.59%	21.16%
Construction	311	867	3,478	6,557	8,654	1.08%	2.41%	11.63%	23.37%	31.91%
Construction to permanent	19	547	492	93	264	1.05%	1.96%	1.88%	2.42%	4.42%
Commercial	942	882	441	521	471	7.85%	6.24%	2.65%	2.92%	4.20%
Consumer installment	33	55	80	47	28	0.47%	0.42%	0.35%	0.17%	0.12%
Consumer home equity	184	404	498	703	336	10.58%	9.76%	7.81%	6.70%	5.59%
Unallocated	121	60	388	546	234	N/A	N/A	N/A	N/A	N/A

Total	$6,016	$9,385	$15,374	$15,794	$16,247	100.00%	100.00%	100.00%	100.00%	100.00%

Non-Accrual, Past Due and Restructured Loans

The following table is a summary of non-accrual and past due loans at the end of each of the last five years.

	2012	2011	2010	2009	2008
	(thousands of dollars)
Loans delinquent over 90 days still accruing	$2,234	$9,461	$3,374	$3,571	$337
Non-accrual loans	23,810	20,683	89,150	113,537	80,156

	$26,044	$30,144	$92,524	$117,108	$80,493

% of Total Loans	5.60%	5.91%	16.83%	17.72%	10.21%
% of Total Assets	4.22%	4.53%	11.80%	13.52%	8.81%
Additional income on non-accrual loans if recognized on an accrual basis	$1,525	$2,275	$6,618	$5,312	$2,854

Included in non-accruing loans were loans of $3.5 million and $7.7 million as of December 31, 2012 and 2011, respectively that were current within 30 days as to payments. Loans past due ninety days or more, and still accruing interest were $2.2 million and $9.5 million at December 31, 2012, and December 31, 2011 respectively. Four of the five loans as of December 31, 2012, totaling $1,667,000, were making payments, but past the loan’s maturity date and are in the process of being renewed. The other loan totaling $567,000 was over 90 days past due as to payments and past the loan’s maturity date, but was subsequently paid off in 2013. At December 31, 2011, ten of the thirteen loans totaling $4.9 million were current as to loan payments, but past the loan’s maturity dates. Three loans totaling $4.6 million were over 30 days but under 60 days past due as to payments.

During 2012, 2011 and 2010, interest income collected and recognized on impaired loans was $230,900, $464,785 and $1,806,759, respectively.

At December 31, 2012, there were 8 loans totaling $11.6 million that were considered troubled debt restructurings, as compared to 12 loans totaling $25.5 million that were considered troubled debt restructurings at December 31, 2011, all of which are considered impaired loans. Loan modifications, which resulted in these loans being considered troubled debt restructurings, are primarily in the form of rate concessions or term extensions. There were no commitments to advance additional funds under modified terms for these loans.

The Company’s most recent impairment analysis resulted in identification of $33.4 million of impaired loans, for which specific reserves of $968,000 were required at December 31, 2012, compared to $36.8 million of impaired loans at December 31, 2011, for which specific reserves of $1.3 million were required. The $33.4 million of impaired loans at December 31, 2012 is comprised of exposure to 30 borrowers, compared to the $36.8 million of impaired loans at December 31, 2011 which was comprised of exposure to 31 borrowers. In all cases, the Bank has obtained current appraisal reports from independent licensed appraisal firms and reduced those values for estimated selling expenses to determine estimated impairment.

The non-performing loans increased from $20.7 million at December 31, 2011 to $23.8 million at December 31, 2012. The $23.8 million of non-performing loans was comprised of 24 borrowers at December 31, 2012, compared to 26 borrowers at December 31, 2011. The non-performing loans peaked at $137.9 million at September 30, 2009. The decrease in the number of non-performing loans represents the Bank’s continuous focus on the workout effort.

Loans delinquent over 90 days and still accruing aggregating $2.2 million were comprised of five loans, four totaling $1.7 million were making payments, but past the loan’s maturity date and were in the process of being renewed. The other loan totaling $567,000 was over 90 days past due as to payments and past the loan’s maturity date, but was subsequently paid off.

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $6.0 million, at December 31, 2012, which represents 1.29% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio. At December 31, 2011, the allowance for loan losses was $9.4 million, or 1.84%, of gross loans outstanding. The loan portfolio was reduced by $42.4 million, or 8.5%.

Other Real Estate Owned

The following table is a summary of Bancorp’s other real estate owned as of December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
Residential construction	$1,109,204	$1,140,560
Commercial	—	1,622,080
Residential real estate	3,764,640	—

Other real estate owned	$4,873,844	$2,762,640

The balance of other real estate owned at December 31, 2012 and 2011 was comprised of two and three properties, respectively, all of which were obtained through loan foreclosure proceedings. During the year ended December 31, 2012, the Bank acquired three properties and sold four properties with an aggregate carrying value of $3.2 million. During the year ended December 31, 2011, the Bank sold eight properties with an aggregate carrying value of $19.4 million; four of which were included in the March 2011 bulk sale of non-performing assets with an aggregate carrying value of $14.4 million. In addition, the Bank purchased the remaining interest in one property and acquired four other properties during 2011.

Deferred Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of Bancorp at December 31, 2012. The deferred tax position has been affected by several significant transactions in prior years. These transactions include the change in ownership, in addition to, the increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, the Company is in a cumulative net loss position at December 31, 2012, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and accordingly has established a full valuation allowance totaling $15.0 million against its deferred tax asset at December 31, 2012. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits

The following table is a summary of Bancorp’s deposits at December 31 for each of the years shown:

	2012	2011	2010
Non-interest bearing	$65,176,125	$65,613,374	$51,058,373

Interest bearing
Certificates of deposit, less than $100,000	160,610,601	198,207,998	251,296,558
Certificates of deposit, $100,000 or more	121,142,374	144,405,859	175,431,252
Money markets	42,401,428	52,889,642	92,683,478
Savings	77,760,967	59,396,310	57,041,943
NOW	30,191,403	24,396,210	19,297,225

Total interest bearing	432,106,773	479,296,019	595,750,456

Total deposits (1)	$497,282,898	$544,909,393	$646,808,829

(1)	Included in total deposits are $24.7 million of deposits held for sale at December 31, 2012.

Total deposits decreased $47.6 million, or 9%, to $497.3 million at December 31, 2012. Interest bearing deposits decreased $47.2 million, or 10%, to $432.1 million while non-interest bearing deposits decreased $437,000, or 1%, to $65.2 million at December 31, 2012.

Certificates of deposit decreased by $60.9 million, which represents a decrease of 18% when compared to last year. Certificates of deposit less than $100,000 and certificates of deposit greater than $100,000 decreased by $37.6 million, or 19%, and $23.3 million, or 16%, respectively. This is a result of management intentionally allowing higher rate certificates of deposit to mature. Money market fund accounts decreased $10.5 million, or 20%. This is a result of the lower interest rates paid on these products in the current environment. Savings accounts increased $18.4 million, or 31%, as compared to last year and NOW accounts increased $5.8 million, or 24% due to the implementation of the new core deposit relationship products.

As of December 31, 2012, the Bank’s maturities of time deposits were:

	Less than $100,000	$100,000 or greater	Totals
	(thousands of dollars)
Three months or less	$32,470	$23,407	$55,877
Four to six months	41,477	31,034	72,511
Seven months to one year	42,952	32,602	75,554
Over one year	43,712	34,099	77,811

Total	$160,611	$121,142	$281,753

Borrowings

Borrowings remain unchanged at $65.2 million at December 31, 2012 as compared to December 31, 2011. Borrowings are comprised of $50 million in Federal Home Loan Bank Advances, $8.2 million in junior subordinated debentures and $7 million in securities sold under repurchase agreements.

The Bank had no short-term borrowings from the Federal Home Loan Bank outstanding at December 31, 2012 and 2011. In addition, at December 31, 2012, the Bank has advances of $50.0 million from the Federal Home Loan Bank with maturities greater than one year.

Shareholders’ Equity

Shareholders’ equity decreased $982,000 from $50.5 million at December 31, 2011 as compared to $49.6 million at December 31, 2012. This is the result of the net loss of $536,000 and the $752,000 reduction of accumulated other comprehensive income, partially offset by equity award grants of $306,000.

Other

The aggregate cash surrender value of the bank-owned life insurance at December 31, 2012 increased $517,000 to $21.5 million due to income earned of $517,000 for the year.

The decrease in accrued interest receivable is due to lower outstanding balances in loans at year end and lower yields on the current portfolio.

Premises and equipment increased $180,000 from $4.1 million at December 31, 2011 to $4.3 million at December 31, 2012. This is due primarily to the addition of an office building of $965,000, partially offset with asset disposals of $65,000 related to four branch closings, in addition to the amortization associated with leasehold improvements, furniture and fixtures, and equipment.

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

Distribution of Assets, Liabilities and Shareholder’s Equity

Interest Rates and Interest Differential and Rate Volume Variance Analysis (1)

(thousands of dollars)

	2012			2011			2010			2012 vs. 2011 Fluctuations Interest Income/Expense (3) Due to Change in:			2011 vs. 2010 Fluctuations Interest Income/Expense (3) Due to Change in:
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans (2)	$494,333	$23,482	4.75%	$487,826	$25,958	5.32%	$617,403	$33,616	5.44%	$341	$(2,817)	$(2,476)	$(6,930)	$(728)	$(7,658)
Federal funds sold and other cash equivalents	55,638	98	0.18%	62,519	144	0.23%	81,400	202	0.25%	(16)	(30)	(46)	(43)	(15)	(58)
Investments (4)	60,799	1,636	2.69%	80,121	2,230	2.78%	62,223	1,791	2.88%	(524)	(70)	(594)	503	(64)	439

Total interest earning assets	$610,770	$25,216	4.13%	$630,466	$28,332	4.49%	$761,026	$35,609	4.68%	(199)	(2,917)	(3,116)	(6,470)	(807)	(7,277)

Cash and due from banks	4,660			19,695			20,964
Allowance for loan losses	(7,771)			(12,386)			(15,579)
Other assets	32,206			37,572			49,413

Total Assets	$639,865			$675,347			$815,824

Interest bearing liabilities:
Time certificates	$313,693	$4,932	1.57%	$343,625	$5,947	1.73%	$465,182	$9,723	2.09%	$(492)	$(523)	$(1,015)	$(2,276)	$(1,500)	$(3,776)
Savings accounts	66,137	331	0.50%	56,391	235	0.42%	59,270	489	0.83%	36	60	96	(23)	(231)	(254)
Money market accounts	46,944	72	0.15%	67,815	89	0.13%	109,302	892	0.82%	(24)	7	(17)	(250)	(553)	(803)
NOW accounts	25,617	16	0.06%	23,086	12	0.05%	21,618	75	0.35%	1	3	4	5	(68)	(63)
FHLB advances	54,320	1,459	2.69%	50,000	1,632	3.26%	50,000	1,699	3.40%	131	(304)	(173)	—	(67)	(67)
Subordinated debt	8,248	300	3.64%	8,248	286	3.47%	8,248	288	3.49%	—	14	14	—	(2)	(2)
Other borrowings	7,000	309	4.41%	7,000	309	4.41%	7,000	309	4.41%	—	—	—	—	—	—

Total interest bearing liabilities	$521,959	$7,419	1.42%	$556,165	$8,510	1.53%	$720,620	$13,475	1.87%	(348)	(743)	(1,091)	(2,544)	(2,421)	(4,965)

Demand deposits	61,586			57,548			49,572
Accrued expenses and other liabilities	5,370			5,705			4,984
Shareholder's equity	50,950			55,929			40,648

Total liabilities and equity	$639,865			$675,347			$815,824

Net interest income		$17,797			$19,822			$22,134		$149	$(2,174)	$(2,025)	$(3,926)	$1,614	$(2,312)

Interest margin			2.91%			3.14%			2.91%

Interest spread			2.71%			2.96%			2.81%

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years 2012 and 2011

Bancorp recorded improved operating results for the year ended December 31, 2012, reporting a net loss of $536,000 ($0.01 per share) compared to a net loss of $15.5 million ($0.40 per share) for the year ended December 31, 2011. The primary reasons for the improved operating performance were a reduction in the provision for loan losses of $9.8 million, a decrease in restructuring charges and asset disposals of $2.0 million, lower salaries and benefits and occupancy and equipment expense of $2.3 million as a result of the benefit from the restructuring charges recorded in 2011 and an improvement of $936,000 in other real estate operations due to improved credit quality and fewer properties acquired through foreclosure.

Net interest income decreased 10% from $19.8 million for the year ended December 31, 2011 to $17.8 million for the year ended December 31, 2012. Total interest and dividend income was $3.1 million, or 11%, lower in 2012 compared to the prior year as a result of lower outstanding average earning assets, loan payoffs on loans carrying interest rates higher than current market rates and new loan originations and investment purchases at rates lower than maintained in the portfolios in 2011.

Total interest expense decreased from $8.5 million for the year ended December 31, 2011 to $7.4 million for the year ended December 31, 2012. Interest expense was lower in 2012 as a result of a decrease in the level of outstanding average interest bearing deposits, reduced dependence upon high cost term deposits as a funding source and the overall lower interest rate environment.

Noninterest income was $3.3 million for the year ended December 31, 2012 compared to $3.4 million for the year ended December 31, 2011. The variance was caused primarily from a reduction of $108,000 in fees and service charges.

Total non-interest expense of $24.0 million for 2012 was $7.2 million lower than the $31.2 million recorded for 2011. Restructuring charges relating to branch closings and asset disposals and reduction in back office personnel accounted for $2.0 million of the reduction. Lower expenses from other real estate operations accounted for a $936,000 improvement in total operating costs. Salaries and benefits, occupancy and equipment expense, professional and outside services and advertising and promotional expense all showed significant improvement as a result of cost containment programs implemented in 2011.

The following are measurements relating to Bancorp’s earnings:

	2012	2011	2010
Loss on average assets	(0.08%)	(2.29%)	(1.89%)
Loss on average equity	(1.05%)	(27.64%)	(37.88%)
Dividend payout ratio	N / A	N / A	N / A
Average equity to average assets	7.96%	8.28%	4.98%
Loss per share	$(0.01)	$(0.40)	$(1.30)

Interest income and expense

Bancorp’s net interest income of $17.8 million for the year ended December 31, 2012 was $2.0 million, or 10% less than the $19.8 million recorded for the year ended December 31, 2011. Total interest and dividend income of $25.2 million was $3.1 million, or 11%, lower than the $28.3 million recorded in 2011. Average interest earning assets decreased from $630.5 million in 2011 to $610.8 million in 2012. Average loans outstanding increased slightly from $487.8 million to $494.3 million. The average yield on the portfolio decreased from 5.32% in 2011 to 4.75% in 2012. The lower yield on the portfolio was due to the pay off of loans in the portfolio at rates currently higher than market and the closing of new loans at rates currently lower than the average yield of the portfolio. Average investments outstanding during the year were $19.3 million lower than the $80.1 million maintained during 2011 as Bancorp did not want to commit additional funds to longer term investments during this historically low interest rate environment. The yield on the portfolio declined slightly from 2.78% in 2011 to 2.69% in 2012 due to sales of higher yielding instruments. Cash equivalents decreased from an average outstanding of $62.5 million in 2011 to $55.6 million in 2012 with a corresponding drop in yield from 23 basis points to 18 basis points. The reduction in excess liquidity was used to pay off higher yielding certificates of deposit, and therefore, had a positive impact on the net interest margin.

Total interest expense decreased from $8.5 million in 2011 to $7.4 million in 2012. The variance of $1.1 million, or 13%, was due to both lower levels of average outstanding interest bearing liabilities and a significant reduction in the cost of funds for the certificates of deposit portfolio. Total interest expense on certificates of deposit decreased by $1.0 million, or 17%, from $5.9 million in 2011 to $4.9 million in 2012. The portfolio dropped from $343.6 million with a cost of funds of 1.73% to $313.7 million in 2012 at a cost of 1.57%. The reduction in the portfolio was based upon management’s strategy to use overnight investments to pay off rate sensitive certificates of deposit as they mature thereby improving the net interest margin and strengthening the overall capital position. Savings accounts increased by $9.7 million during the year based upon the growth in a new core relationship product with a short term promotional introductory rate. The overall cost of funds for savings increased by 8 basis points during the year and interest expense increased by $100,000. Interest expense on FHLB advances decreased by $173,000, or 11%, as Bancorp restructured certain outstanding advances in the fourth quarter of 2011 by extending the term and lowering the rate. Outstanding advances remain at $50 million as of both December 31, 2011 and December 31, 2012.

Management regularly reviews loan and deposit rates and attempts to price Bancorp’s products competitively. Bancorp tracks its mix of asset/liability maturities and strives to maintain a reasonable match. Performance ratios are reviewed monthly by management and the Board and are used to set strategies.

Provision for loan losses

During 2011 Bancorp recorded a charge to the provision for loan losses of $7.5 million compared to a credit to the provision of $2.4 million in 2012. The $7.5 million provision in 2011 is primarily related to $6.0 million of loans transferred to held-for-sale in connection with a bulk loan sale of problem assets. The $2.4 million credit to the provision for 2012 was based upon management’s evaluation of the adequacy of the allowance for loan losses. Overall credit quality has improved and charge offs are down from $8.3 million in 2011 to $1.1 million in 2012. Bancorp continues to maintain conservative underwriting standards including low loan to value ratio guidelines. In addition, the size of the loan portfolio has been significantly reduced with loans receivable of $458.8 million at December 31, 2012 being $42.4 million, or 8%, lower than the prior year end. During the second quarter of 2012 management implemented changes to the methodology for calculating the allowance for loan losses in order to enhance the methodology and better reflect the direction of the loan portfolio.

A more detailed description of the change in methodology and an analysis of the change in the allowance for loan losses is presented under the discussion entitled “Allowance for Loan Losses” within the critical accounting policies section above.

Non-interest income

Non-interest income decreased by $138,000, or 4%, from $3.4 million in 2011 to $3.3 million in 2012. Fees and service charges were lower by $108,000, or 11%, primarily due to a reduction in the size of the balance sheet. Gain on the sale of investment securities was lower by $199,000. Earnings on the cash surrender value of life insurance were down by $119,000, or 19%, due to the lower interest rate environment. These decreases in non-interest income were partially offset by an increase in the gain on the bulk sale of residential loans of $257,000 and an increase in mortgage banking activity of $105,000.

Non-interest expense

Non-interest expense decreased $7.2 million, or 23%, from $31.2 million for the year ended December 31, 2011 to $24.0 million for the year ended December 31, 2012. Restructuring charges and asset disposals accounted for $2.0 million of the decrease as total charges in 2011 of $3.0 million related to the closing of four branches and the reduction in force of back office personnel. Primarily as a result of that restructuring, salaries and benefits were reduced by $1.8 million, or 15%, in 2012 and occupancy and equipment expense was lower by $512,000, or 10%. As a result of improved credit quality and reduced foreclosure activity, other real estate operations were reduced by $936,000. Professional and other outside services decreased from $3.4 million in 2011 to $2.6 million, or 24%, consisting primarily of legal and consulting services relating to loan collection activity. Advertising and promotional expense was lower by $487,000, or 85%, as marketing activities were scaled back in accordance with the overall plan to reduce the size of the balance sheet. The decrease of $398,000, or 46%, in insurance expense is primarily related to lower premiums on D&O insurance coverage and fewer branch facilities requiring property and casualty insurance.

Income Taxes

As of December 31, 2012, Bancorp continued to maintain a full valuation allowance of $15.0 million against the net deferred tax asset. The possibility of further loan losses and higher cost levels associated with carrying nonperforming assets, coupled with Bancorp’s losses beginning in the third quarter of 2008, creates sufficient uncertainty regarding the Company’s ability to realize these deferred tax assets. In future periods, if it becomes more likely that these assets can be utilized, Bancorp may reverse some or all of the valuation allowance. Evidence to substantiate reversing the allowance would include sustained profitability.

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

Interest expense decreased $5.0 million, or 37%, to $8.5 million in 2011 compared to $13.5 million in 2010. The decrease in interest expense is primarily a result of decreases in interest rates paid, in conjunction with a decrease in the average balance of interest bearing liabilities. The decrease in interest rates was driven primarily by management's plan to reduce the reliance placed on higher rate certificates of deposit.

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

Income Taxes

As of December 31, 2011, Bancorp maintained a full valuation allowance of $14.4 million against the net deferred tax asset. The possibility of further loan losses and higher cost levels associated with carrying nonperforming assets, coupled with Bancorp’s losses beginning in the third quarter of 2008, creates sufficient uncertainty regarding the Company’s ability to realize these deferred tax assets. In future periods, if it becomes more likely that these assets can be utilized, Bancorp may reverse some or all of the valuation allowance. Evidence to substantiate reversing the allowance would include sustained profitability.

LIQUIDITY

Bancorp’s liquidity position was 18% at December 31, 2012 and 2011. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover increases in its loan portfolio and downward fluctuations in deposit accounts. Management believes Bancorp’s short-term assets provide sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

In addition, the Company has historically had a high retention rate of maturing certificates of deposit. The Company has the ability to modify the rate of retention by adjusting rates and terms on various deposit products.

At December 31, 2012, cash and cash equivalents and securities classified as available-for-sale were $71.0 million and $41.7 million, respectively. In addition to Federal Home Loan Bank advances outstanding at December 31, 2012, the Bank had the ability to borrow an additional $67.0 million from the Federal Home Loan Bank of Boston, which included a $2.0 million overnight line of credit. At December 31, 2012 the Bank had $50.0 million in Federal Home Loan Bank advances, none of which were under the overnight line of credit. The Bank also has the ability to borrow from the Federal Reserve Bank.

The following table presents Bancorp’s contractual obligations as of December 31, 2012:

		Less than	One to	Three to	Over five
	Total	one year	three years	five years	years
Certificates of deposit	$281,752,975	$203,941,972	$63,642,103	$14,159,678	$9,222
Junior subordinated debt owed to unconsolidated trust	8,248,000	—	—	—	8,248,000
FHLB Advances	50,000,000	—	40,000,000	—	10,000,000
Securities sold under agreements to repurchase	7,000,000	—	—	—	7,000,000
Operating lease obligations	11,802,569	2,396,941	3,875,509	1,612,617	3,917,502

Total contractual obligations	$358,803,544	$206,338,913	$107,517,612	$15,772,295	$29,174,724

OFF-BALANCE SHEET ARRANGEMENTS

The following table presents Bancorp’s off-balance sheet commitments as of December 31, 2012. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements.

Future loan commitments	$16,601,019
Home equity lines of credit	30,044,312
Unused lines of credit	39,652,231
Undisbursed construction loans	3,233,322
Financial standby letters of credit	7,000

Total commitments	$89,537,884

REGULATORY CAPITAL REQUIREMENTS

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2012 and 2011 were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2012	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Company:
Total Capital (to Risk Weighted Assets)	$63,253	15.64%	$49,447	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,186	14.39%	24,724	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	58,186	9.33%	24,948	4.00%		N/A	N/A
The Bank:
Total Capital (to Risk Weighted Assets)	$61,908	15.31%	$49,447	8.00%		$61,808	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,840	14.05%	24,723	4.00%		37,085	6.00%
Tier 1 Capital (to Average Assets)	56,840	9.11%	24,952	4.00%		31,190	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2011	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Company:
Total Capital (to Risk Weighted Assets)	$63,658	15.22%	$33,469	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,377	13.95%	16,735	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	58,377	9.01%	25,931	4.00%		N/A	N/A
The Bank:
Total Capital (to Risk Weighted Assets)	$61,616	14.75%	$33,445	8.00%		$41,806	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,339	13.48%	16,722	4.00%		25,084	6.00%
Tier 1 Capital (to Average Assets)	56,339	8.69%	25,929	4.00%		32,411	5.00%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Under the regulatory framework for prompt correction action, to be considered “well capitalized,” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. However, the OCC has the discretion to require increased capital levels.

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

Net Interest Income and Economic Value

Summary Performance

December 31, 2012
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+200	21,113	2,434	13.03%	46,403	(8,067)	-14.81%
+100	20,011	1,332	7.13%	50,576	(3,894)	-7.15%
BASE	18,679	—	—	54,470	—	—
-100	18,873	194	1.04%	58,725	4,255	7.81%
-200	18,819	140	0.75%	69,726	15,256	28.01%

December 31, 2011
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+200	20,987	1,169	5.90%	48,458	(9,194)	-15.95%
+100	20,547	729	3.68%	53,555	(4,097)	-7.11%
BASE	19,818	—	—	57,652	—	—
-100	20,504	686	3.46%	61,109	3,457	6.00%
-200	20,604	786	3.97%	69,915	12,263	21.27%

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

The consolidated balance sheets of Bancorp as of December 31, 2012 and December 31, 2011 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, together with the Report of Independent Registered Public Accounting Firms thereon are included as part of this Form 10-K in the “Financial Report” following page 68 hereof.

The following table presents selected quarterly financial information (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012:
Interest income	$7,186,581	$6,310,430	$5,983,118	$5,736,388
Interest expense	2,027,174	1,927,365	1,750,642	1,714,271
Net interest income	5,159,407	4,383,065	4,232,476	4,022,117
Provision for loan losses	(845,402)	(1,713,425)	—	179,604
Non-interest income	749,997	455,100	1,456,712	611,687
Non-interest expense	6,209,276	6,206,308	5,671,163	5,899,201
Income (loss) before income taxes	545,530	345,282	18,025	(1,445,001)
Provision for income taxes	—	—	—	—
Net income (loss)	$545,530	$345,282	$18,025	$(1,445,001)
Net income (loss) per common share:
Basic and diluted	$0.01	$0.01	$—	$(0.03)

2011:
Interest income	$7,366,561	$7,166,807	$6,907,992	$6,890,949
Interest expense	2,430,704	2,125,420	1,961,424	1,992,895
Net interest income	4,935,857	5,041,387	4,946,568	4,898,054
Provision for loan losses	6,981,629	1,482,798	—	(1,000,000)
Non-interest income	582,850	710,313	1,281,480	836,834
Non-interest expense	7,519,676	11,444,270	5,972,589	6,291,867
(Loss) income before income taxes	(8,982,598)	(7,175,368)	255,459	443,021
Provision for income taxes	—	—	—	—
Net (loss) income	$(8,982,598)	$(7,175,368)	$255,459	$443,021
Net (loss) income per common share:
Basic and diluted	$(0.23)	$(0.19)	$0.01	$0.01

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that assessment, management concluded that as of December 31, 2012, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page 61, which expresses an unqualified opinion of the Company’s internal control over financial reporting as of December 31, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Patriot National Bancorp, Inc.:

We have audited Patriot National Bancorp, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patriot National Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Stamford, Connecticut

March 22, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to Bancorp’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2013 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2012.

The Company has adopted a Code of Ethics for its senior financial officers. The information required by Item 406 is contained in Exhibit 14 to this Form 10-K. A copy of this Code of Ethics will be provided to any person so requesting by writing to Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, Connecticut 06901, Attn: William C. Gray, Chief Financial Officer.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Description
2	Agreement and Plan of Reorganization dated as of June 28, 1999 between Bancorp and the Bank (incorporated by reference to Exhibit 2 to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

2.1	Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated December 17, 2009).

2.2	Amendment to Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of May 3, 2010 (incorporated by reference to Exhibit 10(a) to Bancorp’s Current Report on Form 8-K dated May 4, 2010).

3(i)	Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)(A)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

3(i)(B)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 000-29599)).

3(i)(C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to Bancorp’s current report Form 8-K dated October 21, 2010.

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599)).

Exhibit No.	Description
10(a)(1)	2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

10(a)(2)	2012 Stock Plan of Bancorp (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011.

10(a)(6)	Change of Control Agreement, dated as of January 1, 2007 among Robert F. O’Connell and Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(6) to Bancorp's Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(14)	Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(14) to Bancorp's Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(15)	Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to Bancorp’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

10(a)(16)	Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10(a)(16) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 000-29599)).

10(a)(17)	Financial Services Agreement dated November 8, 2011 of Bancorp (incorporated by reference to Exhibit 10(a)(20) on the Quarterly Report on Form 10-Q dated November 10, 2011.

Exhibit No.	Description
14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

21	Subsidiaries of Bancorp (Incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

23.1	Consent of KPMG LLP

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

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

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Kenneth T. Neilson
	Name:	Kenneth T. Neilson
	Title:	Chief Executive Officer

By:	/s/ Christopher D. Maher
	Name:	Christopher D. Maher
	Title:	Former Chief Executive Officer

Date: March 22, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Kenneth T. Neilson	March 22, 2013
Kenneth T. Neilson President, Chief Executive Officer and Director	Date

/s/ Christopher D. Maher	March 22, 2013
Christopher D. Maher Former President, Chief Executive Officer and Director	Date

/s/ William C. Gray	March 22, 2013
William C. Gray Executive Vice President and Chief Financial Officer	Date

/s/ Michael A. Carrazza	March 22, 2013
Michael A. Carrazza Chairman of the Board	Date

Form 10 K – Signatures continued

/s/ Edward Constantino	March 22, 2013
Edward Constantino Director	Date

/s/ Raymond Smyth	March 22, 2013
Raymond Smyth Director	Date

/s/ Emile Van den Bol	March 22, 2013
Emile Van den Bol Director	Date

/s/ Michael Weinbaum	March 22, 2013
Michael Weinbaum Director	Date

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Patriot National Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and subsidiary (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Stamford, Connecticut

March 22, 2013

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and due from banks (Note 2):
Noninterest bearing deposits and cash	$2,736,486	$4,241,552
Interest bearing deposits	67,567,155	50,474,257
Short-term investments	710,766	709,567

Total cash and cash equivalents	71,014,407	55,425,376
Securities
Available for sale securities, at fair value (Note 3)	41,719,320	66,469,972
Other Investments	3,500,000	3,500,000
Federal Reserve Bank stock, at cost	1,730,200	1,707,000
Federal Home Loan Bank stock, at cost (Note 8)	4,343,800	4,508,300

Total securities	51,293,320	76,185,272
Loans receivable (net of allowance for loan losses: 2012: $6,015,636 2011: $9,384,672) (Notes 4 and 18)	458,793,536	501,227,297
Loans held for sale	1,527,299	250,000
Accrued interest and dividends receivable	1,894,292	2,453,179
Premises and equipment, net (Notes 5 and 9)	4,288,372	4,108,318
Cash surrender value of life insurance (Note 12)	21,501,703	20,984,604
Other real estate owned (Note 6)	4,873,844	2,762,640
Deferred tax asset (Note 10)	—	—
Other assets (Note 11)	2,580,118	2,419,592
Other branch related assets held for sale	88,244	—

Total assets	$617,855,135	$665,816,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Notes 7 and 18):
Noninterest bearing deposits	$61,459,959	$65,613,374
Interest bearing deposits	411,117,558	479,296,019
Deposits held for sale	24,705,381	—

Total deposits	497,282,898	544,909,393
Borrowings (Note 8)
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	50,000,000	50,000,000

Total borrowings	57,000,000	57,000,000
Junior subordinated debt owed to unconsolidated trust (Note 8)	8,248,000	8,248,000
Accrued expenses and other liabilities	5,756,439	5,109,225

Total liabilities	568,287,337	615,266,618

Commitments and Contingencies (Notes 8, 9 and 15)
Shareholders’ equity (Notes 13 and 17)
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2012: 38,491,819 shares issued; 38,480,114 shares outstanding. 2011: 38,374,432 shares issued; 38,362,727 shares outstanding	384,918	383,744
Additional paid-in capital	105,355,680	105,050,433
Accumulated deficit	(55,394,995)	(54,858,831)
Less: Treasury stock, at cost: 2012 and 2011 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive (loss) income	(617,780)	134,339

Total shareholders’ equity	49,567,798	50,549,660

Total liabilities and shareholders’ equity	$617,855,135	$665,816,278

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Interest and Dividend Income
Interest and fees on loans	$23,482,365	$25,957,563	$33,615,884
Interest on investment securities	1,507,614	1,990,248	1,522,873
Dividends on investment securities	128,297	240,025	267,790
Interest on federal funds sold	—	6,875	17,036
Other interest income	98,241	137,598	185,308

Total interest and dividend income	25,216,517	28,332,309	35,608,891

Interest Expense
Interest on deposits	5,351,477	6,283,578	11,178,793
Interest on Federal Home Loan Bank borrowings	1,458,894	1,632,378	1,698,771
Interest on subordinated debt	299,683	285,936	288,428
Interest on other borrowings	309,398	308,551	308,551

Total interest expense	7,419,452	8,510,443	13,474,543

Net interest income	17,797,065	19,821,866	22,134,348
Provision for Loan Losses (Note 4)	(2,379,223)	7,464,427	7,714,000

Net interest income after provision for loan losses	20,176,288	12,357,439	14,420,348

Non-interest Income
Mortgage banking activity	163,804	58,440	90,889
Loan application, inspection and processing fees	101,339	78,613	155,494
Fees and service charges	856,604	964,796	1,174,361
Gain on sale of loans	336,274	79,729	—
Net gain on sale of investment securities	910,591	1,109,305	—
Earnings on cash surrender value of life insurance	517,099	636,272	546,910
Other income	387,785	484,322	386,586

Total non-interest income	3,273,496	3,411,477	2,354,240

Non-interest Expense
Salaries and benefits (Notes 9,13 and 15)	10,593,018	12,395,120	13,195,673
Occupancy and equipment expense	4,419,260	4,931,152	5,555,240
Data processing expense	1,468,551	1,286,170	1,456,873
Advertising and promotional expense	86,338	573,495	312,621
Professional and other outside services	2,601,133	3,406,640	3,067,221
Loan administration and processing expense	137,192	271,025	303,562
Regulatory assessments	1,724,224	1,992,865	2,957,010
Insurance expense	471,057	869,479	936,035
Other real estate operations (Note 6)	(58,044)	877,969	2,286,948
Material and communications	503,513	684,778	804,623
Restructuring charges and asset disposals (Note 21)	939,492	2,986,441	—
Other operating expense	1,100,214	953,268	1,072,727

Total non-interest expense	23,985,948	31,228,402	31,948,533

Loss before income taxes	(536,164)	(15,459,486)	(15,173,945)
Provision for Income Taxes (Note 10)	—	—	(225,000)

Net loss	$(536,164)	$(15,459,486)	$(15,398,945)

Loss per share (Note 14)	$(0.01)	$(0.40)	$(1.30)

Dividends per share	$—	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Net loss	$(536,164)	$(15,459,486)	$(15,398,945)
Other comprehensive (loss) income: (Note 19)
Unrealized holding (losses) gains on securities, net of taxes:
Unrealized holding gains (losses) arising during the period	47,204	(475,273)	476,044
Less reclassification adjustment for net gains included in net income	(799,323)	(687,769)	—

Total	(752,119)	(1,163,042)	476,044

Comprehensive loss	$(1,288,283)	$(16,622,528)	$(14,922,901)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

	Number of Outstanding Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	4,762,727	$9,548,864	$49,651,534	$(24,000,400)	$(160,025)	$821,337	$35,861,310
Comprehensive loss
Net loss	—	—	—	(15,398,945)	—	—	(15,398,945)
Unrealized holding gain on available for sale securities, net of taxes (Note 19)	—	—	—	—	—	476,044	476,044

Total comprehensive loss							(14,922,901)

Exchange of capital stock	—	(9,501,120)	9,501,120	—	—	—	—
Capital stock issued in acquisition (Note 14)	33,600,000	336,000	45,897,779	—	—	—	46,233,779

Balance, December 31, 2010	38,362,727	383,744	105,050,433	(39,399,345)	(160,025)	1,297,381	67,172,188
Comprehensive loss
Net loss	—	—	—	(15,459,486)	—	—	(15,459,486)
Unrealized holding loss on available for sale securities, net of taxes (Note 19)	—	—	—	—	—	(1,163,042)	(1,163,042)

Total comprehensive loss							(16,622,528)

Balance, December 31, 2011	38,362,727	383,744	105,050,433	(54,858,831)	(160,025)	134,339	50,549,660
Comprehensive loss
Net loss	—	—	—	(536,164)	—	—	(536,164)
Unrealized holding loss on available for sale securities, net of taxes (Note 19)	—	—	—	—	—	(752,119)	(752,119)

Total comprehensive loss							(1,288,283)
Share-based compensation expense	—	—	306,421	—	—	—	306,421
Issuance of restricted stock	117,387	1,174	(1,174)				—

Balance, December 31, 2012	38,480,114	$384,918	$105,355,680	$(55,394,995)	$(160,025)	$(617,780)	$49,567,798

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash Flows from Operating Activities
Net loss	$(536,164)	$(15,459,486)	$(15,398,945)
Adjustments to reconcile net loss to net cash used in operating activities
Restructuring charges and asset impairments	(63,680)	951,659	—
Amortization and accretion of investment premiums and discounts, net	310,830	409,511	401,949
Amortization and accretion of purchase loan premiums and discounts, net	11,477	11,301	110,433
Amortization of core deposit intangible	6,962	15,012	15,900
Provision for loan losses	(2,379,223)	7,464,427	7,714,000
Net gain on sale of investment securities	(910,591)	(1,109,305)	—
Gain on sale of loans	(336,274)	(79,729)	—
Gain on sale of mortgage loans	(83,823)	—	—
Originations of mortgage loans held for sale	(5,206,497)	—	—
Proceeds from sales of mortgage loans held for sale	3,763,021	—	—
Loss on disposal of fixed assets	16,406	4,644	—
(Gain) loss on sale of other real estate owned	(185,143)	(193,786)	164,494
Impairment write-down on other real estate owned	—	165,764	1,084,023
Depreciation and amortization of premises and equipment	1,215,774	1,272,660	1,498,334
Share-based compensation expense	306,421	—	—
Earnings on cash surrender value of life insurance	(517,099)	(636,272)	(546,910)
Change in assets and liabilities:
Decrease (increase) in net deferred loan costs	183,914	(472,515)	(288,790)
Decrease in accrued interest and dividends receivable	558,887	59,007	724,066
(Increase) decrease in other assets	(167,488)	6,276,762	799,119
Increase in accrued expenses and other liabilities	858,272	344,279	830,750

Net cash used in operating activities	(3,154,018)	(976,067)	(2,891,577)

Cash Flows from Investing Activities
Purchases of available for sale securities	(44,485,312)	(65,459,630)	(15,162,500)
Purchases of other investments	—	—	(3,500,000)
Proceeds from sale of available for sale securities	45,226,033	26,349,070	—
Proceeds from redemptions of available for sale securities	15,999,814	—	15,000,000
Principal repayments on available for sale securities	7,775,420	12,029,209	8,793,644
Purchase of Federal Reserve Bank stock	(48,850)	(1,174,100)	—
Proceeds from repurchase of excess stock by the Federal Reserve Bank	25,650	659,100	647,650
Proceeds from repurchase of excess stock by the Federal Home Loan Bank	164,500	—	—
Proceeds from sale of loans	99,737,524	55,089,794	—
Net (increase) decrease in loans	(60,645,644)	(34,363,332)	93,035,888
Purchase of other real estate owned	—	(481,165)	—
Capital improvements to other real estate owned	(111,463)	(20,000)	(266,449)
Proceeds from sale of other real estate owned	3,347,391	19,579,304	11,786,337
Purchases of premises and equipment, net	(615,519)	(685,029)	(173,083)

Net cash provided by investing activities	66,369,544	11,523,221	110,161,487

Cash Flows from Financing Activities
Net increase (decrease) in demand, savings and money market deposits	13,234,388	(17,785,483)	(33,040,482)
Net decrease in time certificates of deposit	(60,860,883)	(84,113,953)	(81,484,981)
Net proceeds from issuance of common stock in acquisition	—	—	46,233,779

Net cash used in financing activities	(47,626,495)	(101,899,436)	(68,291,684)

Net increase (decrease) in cash and cash equivalents	15,589,031	(91,352,282)	38,978,226

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash and cash equivalents at
Beginning of year	55,425,376	146,777,658	107,799,432

End of year	$71,014,407	$55,425,376	$146,777,658

Supplemental Disclosures of Cash Flow Information
Interest paid	$7,127,255	$8,290,544	$13,250,797

Income taxes paid	$10,319	$10,534	$2,080

Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized holding (losses) gains on available for sale securities arising during the period	$(834,456)	$(1,875,874)	$767,812

Transfer of loans to other real estate owned	$6,111,989	$5,403,970	$10,103,199

Transfer of other real estate owned to premises and equipment	$950,000	$—	$—

Transfer of loans to held for sale	$—	$250,000	$—

Transfer of deposits to held for sale	$24,705,381	$—	$—

Transfer of branch assets held for sale	$88,244	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Patriot National Bancorp, Inc. (the “Company”), a Connecticut corporation, is a bank holding company that was organized in 1999. On December 1, 1999, all the issued and outstanding shares of Patriot National Bank (the “Bank”) were converted into Company common stock and the Bank became a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, eight other branch offices in Connecticut and two branch offices in New York. The Bank’s customers are concentrated in Fairfield and New Haven Counties in Connecticut and Westchester County, New York City and Long Island, New York. The Bank also conducts mortgage brokerage operations through a loan production office in Stamford, Connecticut.

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

Principles of consolidation and basis of financial statement presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, PinPat Acquisition Corporation, and have been prepared in conformity with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the balance sheet date and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of investment securities, the realization of deferred tax assets, and the evaluation of investment securities for impairment. Certain prior year balances have been reclassified to conform to the current year presentation.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

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

The Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLB”), as collateral, in an amount equal to a percentage of its outstanding mortgage loans and contracts secured by residential properties, including mortgage-backed securities. The stock is purchased from and redeemed by the FHLB based upon its $100 par value. The stock is a non-marketable equity security and as such is classified as restricted stock, carried at cost and evaluated for impairment in accordance with relevant accounting guidance. In accordance with this guidance, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of any decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the potential impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The Bank is required to maintain an investment in capital stock of the Federal Reserve Bank (“FRB”), as collateral, in an amount equal to one percent of six percent of the Bank’s total equity capital as per the latest Report of Condition (Call Report). The stock is purchased from and redeemed by the FRB based upon its $100 par value. The stock is a non-marketable equity security and as such is classified as restricted stock, carried at cost and evaluated for impairment in accordance with relevant accounting guidance. In accordance with this guidance, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of any decline in net assets of the FRB as compared to the capital stock amount and the length of time this situation has persisted; (b) the potential impact of legislative and regulatory changes on the customer base of the FRB; and (c) the liquidity position of the FRB.

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

December 31, 2012, 2011 and 2010

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

December 31, 2012, 2011 and 2010

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

Impaired loans also include loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. TDRs are normally placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured term of the loan agreement for a minimum of six months.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The allowance consists of specific and general components. The specific component relates to loans that are considered impaired. For such impaired loans, an allowance is established when the discounted cash flows (or collateral value if the loan is collateral dependent or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data. In addition, a risk rating system is utilized to evaluate the general component of the allowance for loan losses. Under this system, management assigns risk ratings between one and eleven based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the Loan Committee at the initiation of the transaction and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and the Loan Committee.

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

The Company provides for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loan losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles. The allowance for loan losses consists primarily of the following two components:

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

(1)	Allowances are established for impaired loans (defined by the Company as non-accrual loans, troubled debt restructurings and loans that were previously classified as troubled debt restructurings but have been upgraded). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell,) if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below.

(2)	General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and internal risk ratings. Management applies an estimated loss rate to each loan group. The loss rates applied are based on the Company’s cumulative prior two year loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be more or less than the allowance for loan losses management has established, which could have an effect on the Company’s financial results.

The adjustments to the Company’s loss experience are based on management’s evaluation of several environmental factors, including:

•	Changes in local, regional, national and international economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of the loans;

•	Changes in the experience, ability, and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the loan review system;

•	Changes in the value of the underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by the Company’s Board of Directors. All appraisals are reviewed by qualified parties independent from the firm preparing the appraisals. Management reviews and inspects properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired and if a construction loan, within 120 days prior to the scheduled maturity date. These appraisals may be more limited than those prepared for the underwriting of a new loan.

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

Mortgage banking activities

The Company originates residential loans from various sources to be held for sale into the secondary market. The Company renders a credit decision and issues a loan commitment. The loan is then closed and funded by the Company. The loan is subsequently sold to a predetermined secondary market investor. The gain on sale fee income is recognized upon the purchase of the loan by an investor. A reserve is established for prepayments, early payment defaults and other investor claims.

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

December 31, 2012, 2011 and 2010

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

Premises and equipment

Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Depreciation is charged to operations for buildings, furniture, equipment and software using the straight-line method over the estimated useful lives of the related assets which range from three to twenty years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

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

December 31, 2012, 2011 and 2010

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

The periods subject to examination for the Company’s Federal returns are the tax years 2007 through 2012. The periods subject to examination for the Company’s significant state return, which is Connecticut, are the tax years 2009 through 2012. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its consolidated financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Loss per share

Basic loss per share represents loss relating to common shareholders and is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance unless such assumed issuance is antidilutive. Potential common shares that may be issued by the Company relate to any stock options and warrants that may be outstanding, and are determined using the treasury stock method.

Treasury shares are not deemed outstanding for loss per share purposes.

Share-based compensation plan

The Company accounts for share-based compensation transactions at fair-value and recognizes the related expense in the consolidated statements of operations.

The Compensation Committee establishes terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants vest in quarterly installments over a four year period from the date of grant. The fair value of stock options granted are estimated utilizing the Black-Scholes options pricing modeling. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis.

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

Segment reporting

The Company’s only business segment is Community Banking. During the years ended 2012, 2011 and 2010, this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment.

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

December 31, 2012, 2011 and 2010

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

December 31, 2012, 2011 and 2010

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

See Note 20 for additional information regarding fair value.

Recently issued accounting pronouncements

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

ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” requires an entity to present components of comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. These amendments made the financial statement presentation of other comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of equity. As originally issued, ASU No. 2011-05 required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement was deferred by ASU No. 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards”. ASU No. 2011-05 is effective for all interim and annual periods beginning on or after December 15, 2011. The Company adopted this guidance in the first quarter of 2012 and elected to present comprehensive income in a separate consolidated statement of comprehensive income.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

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

The FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in July 2010. The amendments in this ASU apply to all entities, both public and nonpublic, with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The amendments in this ASU enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. This ASU amends existing disclosure guidance to require entities to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, this ASU requires entities to disclose credit quality indicators, past due information, and modifications of its financing receivables. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. An entity must disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Note 2. Restrictions on Cash and Due From Banks

At December 31, 2012 and 2011, the Company was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes for its transaction accounts and non-personal time deposits.

Note 3. Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of available-for-sale securities at December 31, 2012 and 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2012	Cost	Gains	Losses	Value
U. S. Government agency bonds	$7,500,000	$26,170	$—	$7,526,170
U. S. Government agency mortgage-backed securities	25,837,100	—	(130,209)	25,706,891
Corporate bonds	9,000,000	—	(513,741)	8,486,259

	$42,337,100	$26,170	$(643,950)	$41,719,320

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2011	Cost	Gains	Losses	Value
U. S. Government agency bonds	$5,000,000	$37,085	$—	$5,037,085
U. S. Government agency mortgage-backed securities	49,004,232	1,051,097	(5,900)	50,049,429
Corporate bonds	12,249,064	25,338	(890,944)	11,383,458

	$66,253,296	$1,113,520	$(896,844)	$66,469,972

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2012 and 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2012
U. S. Government agency mortgage-backed securities	$25,670,832	$(130,209)	$—	$—	$25,670,832	$(130,209)
Corporate bonds	2,842,368	(157,632)	5,643,891	(356,109)	8,486,259	(513,741)

Totals	$28,513,200	$(287,841)	$5,643,891	$(356,109)	$34,157,091	$(643,950)

2011
U. S. Government agency mortgage-backed securities	$4,941,662	$(5,492)	$68,309	$(408)	$5,009,971	$(5,900)
Corporate bonds	8,358,120	(890,944)	—	—	8,358,120	(890,944)

Totals	$13,299,782	$(896,436)	$68,309	$(408)	$13,368,091	$(896,844)

At December 31, 2012, nine securities had unrealized losses with an aggregate depreciation of 1.9% from the amortized cost, compared to nine securities at December 31, 2011 with an aggregate depreciation of 6.3% from the amortized cost.

The Company performs a quarterly analysis of those securities that are in an unrealized loss position to determine if those losses qualify as other-than-temporary impairments. This analysis considers the following criteria in its determination: the ability of the issuer to meet its obligations, when the loss position is due to a deterioration in credit quality, management’s plans and ability to maintain its investment in the security, the length of time and the amount by which the security has been in a loss position, the interest rate environment, the general economic environment and prospects for projections for improvement or deterioration.

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

At December 31, 2012 and 2011, available-for-sale securities with a carrying value of $6,913,797 and $8,041,000, respectively, were pledged to secure municipal deposits. At December 31, 2012 and 2011, available-for-sale securities with a carrying value of $9,088,000 and $10,309,000, respectively, were pledged to secure securities sold under agreements to repurchase.

The amortized cost and fair value of available-for-sale debt securities at December 31, 2012 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Maturity:
Corporate bonds 5 to 10 years	$9,000,000	$8,486,259
U.S. Government bonds 5 to 10 years	7,500,000	7,526,170
Mortgage-backed securities	25,837,100	25,706,891

Total	$42,337,100	$41,719,320

During 2012, sales of available-for-sale securities resulted in the Company recognizing proceeds of $45,226,033, and gross gains and gross losses of $910,591 and $9,651 respectively. During 2011 there were ten sales of available-for-sale securities, which resulted in the Company recognizing gross proceeds from the sales of $26,349,070 and gross gains of $1,109,305. During 2010 there were no sales of available-for-sale securities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Note 4. Loans Receivable and Allowance for Loan Losses

Loans receivable, net, consists of the following at December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Real Estate:
Commercial	$247,495,321	$215,659,837
Residential	119,033,025	188,108,855
Construction	4,997,991	12,306,922
Construction-to-permanent	4,851,768	10,012,022
Commercial	36,428,751	31,810,735
Consumer home equity	49,180,908	49,694,546
Consumer installment	2,162,718	2,164,972

Total loans	464,150,482	509,757,889
Premiums on purchased loans	219,649	231,125
Net deferred costs	439,041	622,955
Allowance for loan losses	(6,015,636)	(9,384,672)

Loans receivable, net	$458,793,536	$501,227,297

During 2012, the Bank completed bulk loan sales of $97.0 million of residential loans consummated for a cash purchase price of $98.5 million, which represented 101.5% of the Bank’s net book value for these assets.

A summary of changes in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Balance, beginning of year	$9,384,672	$15,374,101	$15,794,118
Provision for loan losses	(2,379,223)	7,464,427	7,714,000
Transferred to loans held-for-sale	—	(6,054,660)	—
Recoveries of loans previously charged-off	80,543	853,578	236,262
Loans charged-off	(1,070,356)	(8,252,774)	(8,370,279)

Balance, end of year	$6,015,636	$9,384,672	$15,374,101

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

At December 31, 2012 and 2011, the unpaid principal balances of loans 90 days or more past due, and still accruing were approximately $2.2 million and $9.5 million respectively, and the unpaid principal balances of loans on non-accrual status and considered impaired were $23.8 million and $20.7 million respectively. Four of the five loans as of December 31, 2012, totaling $1,667,000, were making payments, but past the loan’s maturity date and were in the process of being renewed. The other loan totaling $567,000 was over 90 days past due as to payments and past the loan’s maturity date, but was subsequently paid off. At December 31, 2011, ten of the thirteen loans totaling $4.9 million were current as to loan payments, but past the loan’s maturity dates and in the process of renewal. Three loans totaling $4.6 million were over 30 days but under 60 days past due as to payments. On March 24, 2011, the Company completed the sale of certain non-performing assets that included 21 non-accruing loans with an aggregate net book value of $52.4 million (net of related specific reserves) and 4 OREO properties with an aggregate carrying value of $14.4 million. The sale of $66.8 million of non-performing assets was consummated for a cash purchase price of $60,602,036 which represented 90.7% of the Bank’s net book value for these assets.

At December 31, 2012, there were 8 loans totaling $11.6 million that were considered “troubled debt restructurings”, as compared to 12 loans totaling $25.5 million that were considered “troubled debt restructurings” at December 31, 2011, all of which are included in impaired loans. At December 31, 2012, 1 of the 8 loans aggregating $0.5 million was accruing and 7 loans aggregating $11.1 million were non-accruing loans. At December 31, 2011, 6 of the 12 loans aggregating $16.1 million were accruing and 6 loans aggregating $9.4 million were non-accruing loans. Loan modifications, which resulted in these loans being considered troubled debt restructurings, are primarily in the form of rate concessions or term extensions. At December 31, 2012 and 2011, there were no commitments to advance additional funds under troubled debt restructured loans.

If impaired loans had been performing in accordance with their original terms, the Company would have recorded $1.5 million, $2.3 million and $6.8 million of additional income during the years ended December 31, 2012, 2011 and 2010, respectively.

During 2012, 2011 and 2010, interest income collected and recognized on impaired loans was $231,000, $465,000 and $1.8 million, respectively. The average recorded investment in impaired loans for the years ending December 31, 2012, 2011 and 2010 were $35.0 million, $49.8 million and $104.9 million respectively.

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

December 31, 2012, 2011 and 2010

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

Commercial and Industrial Loans – The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance the purchase of inventory or new or used equipment and for other short or long-term working capital purposes. These loans are generally secured by corporate assets, often with real estate as secondary collateral, but are also occasionally offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. Commercial loans are often larger and may involve greater risks than other type of loans offered by the Company. Payments on such loans are often dependent upon the successful operation of the underlying business involved. Repayment of such loans may therefore be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

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

Construction Loans – Construction loans are short-term loans (generally up to 18 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. In the past, the Company funded construction of single family homes, when no contract of sale exists, based upon the experience and the financial strength of the builder, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic conditions. The Company has had a moratorium in place since mid-2008 on new speculative construction loans.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The following tables set forth activity in our allowance for loan losses, by loan type, for the years ended December 31, 2012 and 2011. The following tables also detail the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

2012	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$882,062	$4,018,746	$867,159	$547,333	$2,550,588	$458,762	$60,022	$9,384,672
Charge-offs	(48,414)	(49,922)	(101,391)	—	(84,711)	(785,918)	—	(1,070,356)
Transferred to loans held-for-sale	—	—	—	—	—	—	—	—
Recoveries	10,861	66,951	—	—	—	2,731	—	80,543
Provision	96,947	(526,380)	(454,471)	(528,613)	(1,568,509)	541,123	60,680	(2,379,223)

Ending Balance	$941,456	$3,509,395	$311,297	$18,720	$897,368	$216,698	$120,702	$6,015,636

Ending balance: individually evaluated for impairment	$33,280	$728,607	$120,616	$—	$83,543	$2,368	$—	$968,414
Ending balance: collectively evaluated for impairment	908,176	2,780,788	190,681	18,720	813,825	214,330	120,702	5,047,222

Total Allowance for Loan Losses	$941,456	$3,509,395	$311,297	$18,720	$897,368	$216,698	$120,702	$6,015,636

Total Loans ending balance	$36,428,751	$247,495,321	$4,997,991	$4,851,768	$119,033,025	$51,343,626	$—	$464,150,482

Ending balance: individually evaluated for impairment	219,509	15,909,103	1,862,038	1,258,710	13,567,175	566,543	—	33,383,078

Ending balance: collectively evaluated for impairment	$36,209,242	$231,586,218	$3,135,953	$3,593,058	$105,465,850	$50,777,083	$—	$430,767,404

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

2011	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$441,319	$7,632,355	$3,478,058	$491,446	$2,363,838	$578,612	$388,473	$15,374,101
Charge-offs	(374,506)	(2,940,901)	(3,305,318)	—	(1,458,198)	(173,851)	—	(8,252,774)
Transferred to loans held-for-sale	—	(963,461)	(1,409,701)	—	(3,681,498)	—	—	(6,054,660)
Recoveries	1,240	33,764	519,160	—	—	299,414	—	853,578
Provision	814,009	256,989	1,584,960	55,887	5,326,446	(245,413)	(328,451)	7,464,427

Ending Balance	$882,062	$4,018,746	$867,159	$547,333	$2,550,588	$458,762	$60,022	$9,384,672

Ending balance: individually evaluated for impairment	$61,145	$319,894	$31,520	$498,254	$197,478	$151,500	$—	$1,259,791
Ending balance: collectively evaluated for impairment	820,917	3,698,852	835,639	49,079	2,353,110	307,262	60,022	8,124,881

Total Allowance for Loan Losses	$882,062	$4,018,746	$867,159	$547,333	$2,550,588	$458,762	$60,022	$9,384,672

Total Loans ending balance	$31,810,735	$215,659,837	$12,306,922	$10,012,022	$188,108,855	$51,859,518	$—	$509,757,889

Ending balance: individually evaluated for impairment	289,560	9,575,970	1,378,579	9,108,987	14,986,243	1,417,742	—	36,757,081

Ending balance: collectively evaluated for impairment	$31,521,175	$206,083,867	$10,928,343	$903,035	$173,122,612	$50,441,776	$—	$473,000,808

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The Company monitors the credit quality of its loans receivable on an ongoing manner. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that internally assigned risk ratings and loan-to-value ratios (LTVs), at period end, are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans receivable. Loan-to-value ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of origination (unless a current appraisal has been obtained as a result of the loan being deemed impaired or the loan is a maturing construction loan).

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

A disposition discount is built into our impairment analysis and reflected in our allowance once a property is determined to be a likely OREO (e.g. foreclosure is probable). To determine the discount we compare the average sales prices of our prior OREO properties to the appraised value that was obtained as of the date when we took title to the property. The difference is the bank-owned disposition discount.

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

In addition, the Company engages a third party independent loan reviewer that performs quarterly reviews of a sample of loans, validating the Bank’s risk ratings assigned to such loans. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses. Any upgrades to classified loans must be approved by the Board Loan Committee.

When assigning a risk rating to a loan, management utilizes the Bank’s internal eleven-point risk rating system.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

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

During the quarter ended June 30, 2012, the Bank implemented enhancements to the allowance methodology, resulting in a reduction of the allowance for loan losses of $1.1 million for that period. In making this transition, the changes served to update and enhance the methodology to better reflect the direction of the current loan portfolio. The changes were threefold:

•	First, the Bank adopted a two year, instead of a three year, weighted average historical loss factor as the basis for the calculation of its historical loss experience. This is used to calculate expected losses in the pools identified in the Accounting Standards Codification (“ASC”) (Topic 450-20), “Loss Contingencies” pools prior to the application of qualitative risk adjustment factors. This change was made to be more responsive to the changing credit environment. This shorter average historical loss period will produce results more indicative of the current and expected behavior of the portfolio.

•	Second, the Bank adopted an Internal Risk Ratings Based (IRB) approach to calculating historical loss rates. This approach calibrates expected losses with actual risk assessment and equates the likelihood of loss to the level of risk in a credit facility rating. Previously, loss history was applied to categories of loans and qualitative adjustments were apportioned by risk rating within the categories.

•	Third, the Bank increased the detail of analysis within the segments, particularly within Commercial Real Estate lending, which is currently the Bank’s largest concentration overall, by expanding the number of ASC 450-20 pools. In all, ten sub-concentrations have been added to the analysis. The greater level of detail enables the Bank to better apply qualitative risk adjustment factors to the segments affected and to monitor changes in credit risk within the portfolio.

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

December 31, 2012, 2011 and 2010

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2012:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$25,563,777	$1,241,109	$203,149,356	$9,182,622	$—	$—	$3,593,058	$—	$77,368,459	$25,617,355	$46,102,332	$3,752,752	765,469	$396,336,289
Special Mention	7,234,814	164,191	11,554,971	5,374,265	3,135,953	—	—	—	5,310,178	—	98,530	564,175	—	33,437,077
Substandard	2,014,401	210,459	8,503,630	9,730,477	—	1,862,038	—	1,258,710	2,524,186	8,212,847	2,368	58,000	—	34,377,116

	$34,812,992	$1,615,759	$223,207,957	$24,287,364	$3,135,953	$1,862,038	$3,593,058	$1,258,710	$85,202,823	$33,830,202	$46,203,230	$4,374,927	$765,469	$464,150,482

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals
Performing	$36,209,242	$237,764,844	$3,135,953	$3,593,058	$108,295,992	$51,341,258	$440,340,347
Non Performing	219,509	9,730,477	1,862,038	1,258,710	10,737,033	2,368	23,810,135

Total	$36,428,751	$247,495,321	$4,997,991	$4,851,768	$119,033,025	$51,343,626	$464,150,482

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2011:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$23,822,200	$1,737,893	$151,392,526	$11,680,310	$—	$—	$903,035	$—	$129,132,494	$34,895,858	$44,969,963	$1,531,223	636,863	$400,702,365
Special Mention	1,544,420	170,575	22,426,235	4,585,523	9,210,344	—	—	—	5,316,201	2,400,000	274,365	3,029,362	—	48,957,025
Substandard	4,480,440	55,207	15,981,747	9,593,496	1,243,579	1,852,999	—	9,108,987	3,587,607	12,776,695	—	1,417,742	—	60,098,499

	$29,847,060	$1,963,675	$189,800,508	$25,859,329	$10,453,923	$1,852,999	$903,035	$9,108,987	$138,036,302	$50,072,553	$45,244,328	$5,978,327	$636,863	$509,757,889

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals
Performing	$31,521,175	$206,322,032	$10,928,343	$5,808,035	$183,629,363	$50,865,776	$489,074,724
Non Performing	289,560	9,337,805	1,378,579	4,203,987	4,479,492	993,742	20,683,165

Total	$31,810,735	$215,659,837	$12,306,922	$10,012,022	$188,108,855	$51,859,518	$509,757,889

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2012:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans
2012	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non- Accrual and Past Due Loans
Commercial
Pass	$—	$—	$—	$—	$—	$300,000	$300,000
Substandard	—	—	182,258	182,258	37,251	500,000	719,509

Total Commercial	$—	$—	$182,258	$182,258	$37,251	$800,000	$1,019,509

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$566,936	$566,936
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	7,629,819	7,629,819	2,100,658	867,361	10,597,838

Total Commercial Real Estate	$—	$—	$7,629,819	$7,629,819	$2,100,658	$1,434,297	$11,164,774

Construction
Substandard	$—	$—	$1,862,038	$1,862,038	$—	$—	$1,862,038

Total Construction	$—	$—	$1,862,038	$1,862,038	$—	$—	$1,862,038

Construction to Permanent
Substandard	$—	$—	$—	$—	$1,258,710	$—	$1,258,710

Total Construction to Permanent	$—	$—	$—	$—	$1,258,710	$—	$1,258,710

Residential Real Estate
Substandard	$—	$358,123	$10,231,542	$10,589,665	$147,368	$—	$10,737,033

Total Residential Real Estate	$—	$358,123	$10,231,542	$10,589,665	$147,368	$—	$10,737,033

Consumer
Substandard	$—	$—	$—	$—	$2,368	$—	$2,368

Total Consumer	$—	$—	$—	$—	$2,368	$—	$2,368

Total	$—	$358,123	$19,905,657	$20,263,780	$3,546,355	$2,234,297	$26,044,432

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2011:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans
2011	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non- Accrual and Past Due Loans
Commercial
Pass	$—	$—	$—	$—	$—	$44,296	$44,296
Substandard	—	—	289,560	289,560	—	947,847	1,237,407

Total Commercial	$—	$—	$289,560	$289,560	$—	$992,143	$1,281,703

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$402,663	$402,663
Special Mention	—	—	—	—	—	2,832,452	2,832,452
Substandard	—	443,259	6,670,730	7,113,989	2,223,816	3,515,848	12,853,653

Total Commercial Real Estate	$—	$443,259	$6,670,730	$7,113,989	$2,223,816	$6,750,963	$16,088,768

Construction
Substandard	$—	$—	$135,000	$135,000	$1,243,579	$1,717,999	$3,096,578

Total Construction	$—	$—	$135,000	$135,000	$1,243,579	$1,717,999	$3,096,578

Construction to Permanent
Substandard	$—	$—	$—	$—	$4,203,987	$—	$4,203,987

Total Construction to Permanent	$—	$—	$—	$—	$4,203,987	$—	$4,203,987

Residential Real Estate
Substandard	$—	$—	$4,479,492	$4,479,492	$—	$—	$4,479,492

Total Residential Real Estate	$—	$—	$4,479,492	$4,479,492	$—	$—	$4,479,492

Consumer
Substandard	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total Consumer	$—	$—	$993,742	$993,742	$—	$—	$993,742

Total	$—	$443,259	$12,568,524	$13,011,783	$7,671,382	$9,461,105	$30,144,270

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these nonaccrual loans was $23.8 million and $20.7 million at December 31, 2012, and December 31, 2011 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain troubled debt restructures (TDRs) are placed on non-accrual status.

Loans past due ninety days or more, and still accruing interest, were $2.2 million and $9.5 million at December 31, 2012, and December 31, 2011 respectively. Four of the five loans as of December 31, 2012, totaling $1,667,000, were making payments, but past the loan’s maturity date and were in the process of being renewed. The other loan totaling $567,000 was over 90 days past due as to payments and past the loan’s maturity date, but was subsequently paid off. At December 31, 2011, ten of the thirteen loans totaling $4.9 million were current as to loan payments, but past the loan’s maturity dates. Three loans totaling $4.6 million were over 30 days but under 60 days past due as to payments.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2012.

	Performing (Accruing) Loans
2012	31-60 Days Past Due	61-89 Days Past Due	Total Past Due	Current	Total Loan Balances	Total Non- Accrual and Past Due Loans	Total Loans Receivable
Commercial
Pass	$10,171	$—	$10,171	$26,494,715	$26,504,886	$300,000	$26,804,886
Special Mention	—	—	—	7,399,006	7,399,006	—	7,399,006
Substandard	—	—	—	1,505,350	1,505,350	719,509	2,224,859

Total Commercial	$10,171	$—	$10,171	$35,399,071	$35,409,242	$1,019,509	$36,428,751

Commercial Real Estate
Pass	$—	$—	$—	$211,765,042	$211,765,042	$566,936	$212,331,978
Special Mention	—	—	—	16,929,236	16,929,236	—	16,929,236
Substandard	—	—	—	7,636,269	7,636,269	10,597,838	18,234,107

Total Commercial Real Estate	$—	$—	$—	$236,330,547	$236,330,547	$11,164,774	$247,495,321

Construction
Special Mention	$—	$—	$—	$3,135,953	$3,135,953	$—	$3,135,953
Substandard	—	—	—	—	—	1,862,038	1,862,038

Total Construction	$—	$—	$—	$3,135,953	$3,135,953	$1,862,038	$4,997,991

Construction to Permanent
Pass	$—	$—	$—	$3,593,058	$3,593,058	$—	$3,593,058
Substandard	—	—	—	—	—	1,258,710	1,258,710

Total Construction to Permanent	$—	$—	$—	$3,593,058	$3,593,058	$1,258,710	$4,851,768

Residential Real Estate
Pass	$40,838	$—	$40,838	$102,944,976	$102,985,814	$—	$102,985,814
Special Mention	—	—	—	5,310,178	5,310,178	—	5,310,178
Substandard	—	—	—	—	—	10,737,033	10,737,033

Total Residential Real Estate	$40,838	$—	$40,838	$108,255,154	$108,295,992	$10,737,033	$119,033,025

Consumer
Pass	$—	$12,443	$12,443	$50,608,110	$50,620,553	$—	$50,620,553
Special Mention	—	—	—	662,705	662,705	—	662,705
Substandard	—	—	—	58,000	58,000	2,368	60,368

Total Consumer	$—	$12,443	$12,443	$51,328,815	$51,341,258	$2,368	$51,343,626

Total	$51,009	$12,443	$63,452	$438,042,598	$438,106,050	$26,044,432	$464,150,482

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2011.

	Performing (Accruing) Loans
2011	31-60 Days Past Due	Greater Than 60 Days	Total Past Due	Current	Total Loan Balances	Total Non- Accrual and Past Due Loans	Total Loans Receivable
Commercial
Pass	$10,971	$—	$10,971	$25,504,826	$25,515,797	$44,296	$25,560,093
Special Mention	—	—	—	1,714,995	1,714,995	—	1,714,995
Substandard	233,781	—	233,781	3,064,459	3,298,240	1,237,407	4,535,647

Total Commercial	$244,752	$—	$244,752	$30,284,280	$30,529,032	$1,281,703	$31,810,735

Commercial Real Estate
Pass	$—	$—	$—	$162,670,173	$162,670,173	$402,663	$163,072,836
Special Mention	1,915,504	—	1,915,504	22,263,802	24,179,306	2,832,452	27,011,758
Substandard	—	—	—	12,721,590	12,721,590	12,853,653	25,575,243

Total Commercial Real Estate	$1,915,504	$—	$1,915,504	$197,655,565	$199,571,069	$16,088,768	$215,659,837

Construction
Special Mention	$—	$—	$—	$9,210,344	$9,210,344	$—	$9,210,344
Substandard	—	—	—	—	—	3,096,578	3,096,578

Total Construction	$—	$—	$—	$9,210,344	$9,210,344	$3,096,578	$12,306,922

Construction to Permanent
Pass	$—	$—	$—	$903,035	$903,035	$—	$903,035
Substandard	—	—	—	4,905,000	4,905,000	4,203,987	9,108,987

Total Construction to Permanent	$—	$—	$—	$5,808,035	$5,808,035	$4,203,987	$10,012,022

Residential Real Estate
Pass	$42,181	$—	$42,181	$163,986,171	$164,028,352	$—	$164,028,352
Special Mention	4,800,000	—	4,800,000	2,916,201	7,716,201	—	7,716,201
Substandard	—	84,225	84,225	11,800,585	11,884,810	4,479,492	16,364,302

Total Residential Real Estate	$4,842,181	$84,225	$4,926,406	$178,702,957	$183,629,363	$4,479,492	$188,108,855

Consumer
Pass	$1,459	$—	$1,459	$47,136,590	$47,138,049	$—	$47,138,049
Special Mention	—	—	—	3,303,727	3,303,727	—	3,303,727
Substandard	—	—	—	424,000	424,000	993,742	1,417,742

Total Consumer	$1,459	$—	$1,459	$50,864,317	$50,865,776	$993,742	$51,859,518

Total	$7,003,896	$84,225	$7,088,121	$472,525,498	$479,613,619	$30,144,270	$509,757,889

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The following table summarizes impaired loans as of December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
2012
With no related allowance recorded:
Commercial	$46,301	$131,195	$—
Commercial Real Estate	12,328,103	13,369,985	—
Construction	—	—	—
Construction to Permanent	1,258,710	1,425,000
Residential	10,760,965	12,786,388	—
Consumer	564,175	564,175	—

Total:	$24,958,254	$28,276,743	$—
With an allowance recorded:
Commercial	$173,208	$350,000	$33,280
Commercial Real Estate	3,581,000	3,606,947	728,607
Construction	1,862,038	2,013,663	120,616
Construction to Permanent	—	—	—
Residential	2,806,210	2,806,766	83,543
Consumer	2,368	2,506	2,368

Total:	$8,424,824	$8,779,882	$968,414
Commercial	$219,509	$481,195	$33,280
Commercial Real Estate	15,909,103	16,976,932	728,607
Construction	1,862,038	2,013,663	120,616
Construction to Permanent	1,258,710	1,425,000	—
Residential	13,567,175	15,593,154	83,543
Consumer	566,543	566,681	2,368

Total:	$33,383,078	$37,056,625	$968,414

Impaired loans consist of non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

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

At December 31, 2012 and 2011, the recorded investment of impaired loans was $33.4 million and $36.8 million, with related allowances of $1.0 million and $1.3 million, respectively.

Included in the tables above at December 31, 2012 and 2011, are loans with carrying balances of $25.0 million and $23.3 million respectively that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

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

The following table presents the total troubled debt restructured loans as of December 31, 2012:

	Accrual		Non-accrual		Total
	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	—	$—	2	$4,255,658	2	$4,255,658
Residential Real Estate	—	—	3	5,519,232	3	5,519,232
Construction to permanent	—	—	1	1,258,710	1	1,258,710
Commercial	—	—	1	37,251	1	37,251
Consumer home equity	1	564,175	—	—	1	564,175

Total Troubled Debt Restructurings	1	$564,175	7	$11,070,851	8	$11,635,026

The following table presents the total troubled debt restructured loans as of December 31, 2011:

	Accrual		Non-accrual		Total
	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	1	$238,165	3	$5,666,882	4	$5,905,047
Residential Real Estate	3	10,506,751	—	—	3	10,506,751
Construction	—	—	1	1,243,579	1	1,243,579
Construction to permanent	1	4,905,000	2	2,494,654	3	7,399,654
Consumer home equity	1	424,000	—	—	1	424,000

Total Troubled Debt Restructurings	6	$16,073,916	6	$9,405,115	12	$25,479,031

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The following table summarizes the six loans that were modified in a troubled debt restructuring during the year ended December 31, 2012.

	Twelve months ended December 31, 2012
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Number of Relationships	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential Real Estate	3	$8,529,624	3	$5,524,800
Construction to permanent	1	4,905,000	—	—
Commercial	1	37,251	1	37,251
Consumer home equity	1	564,175	1	564,175

Total Troubled Debt Restructurings	6	$14,036,050	5	$6,126,226

The following table summarizes the eight loans that were modified in a troubled debt restructuring during the year ended December 31, 2011.

	Twelve months ended December 31, 2011
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Number of Relationships	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate	2	$3,579,149	2	$2,461,981
Residential Real Estate	1	2,884,141	1	2,884,141
Construction to permanent	5	12,560,969	3	7,399,654

Total Troubled Debt Restructurings	8	$19,024,259	6	$12,745,776

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

During the year ended December 31, 2012, four of the troubled debt restructured loans were upgraded and are no longer classified as troubled debt restructurings as compared to December 31, 2011. The upgrades, due to performance, were a commercial construction loan for $1.2 million where the bank received additional collateral, a commercial real estate loan for $234,000 due to increased cash flow generated from the borrower’s business and a residential real estate loan for $2.8 million due to increased liquidity of the borrower. The fourth loan, a construction to permanent troubled debt restructured loan for $4.9 million was restructured into two loans, both of which have been upgraded. One loan was upgraded to pass, due to increased liquidity from additional tenants and is now classified as commercial real estate. The other loan for $1.1 million was upgraded to special mention, due to increased liquidity of the borrower. There was another troubled debt restructuring of a residential loan for $4.7 million that was upgraded to special mention due to increased liquidity of the borrower during the first quarter of 2012, which has since been downgraded to substandard, due to financial hardship of the borrower in the second quarter. Two troubled debt restructurings had a payment default, a commercial real estate loan which became an OREO in the second quarter and has since been sold, and a construction loan that is currently an OREO. There was one troubled debt restructuring of a residential loan for $364,000 due to the discharge from bankruptcy of the borrower. There were two troubled debt restructurings due to forbearance agreements of the borrowers, a commercial loan for $37,000 and a home equity installment loan for $564,000. There was an additional troubled debt restructuring for $500,000 due to foreclosure action of a residential real estate loan. The Bank obtained a judgment lien on another property of the borrower, resulting in additional collateral of $500,000.

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

In addition, during the year ended December 31, 2011, two of the troubled debt restructurings modified had a payment default. One default was a residential loan for $3.5 million and was subsequently sold as an OREO. The other default was a commercial construction loan for $1.1 million, and was sold as an OREO in 2012, after a charge-off of $255,000 in November 2011.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Note 5. Premises and Equipment

At December 31, 2012 and 2011, premises and equipment consisted of the following:

	2012	2011
Leasehold improvements	$6,356,657	$6,959,730
Furniture, equipment and software	6,591,500	6,458,878
Buildings	964,745	—

	13,912,902	13,418,608
Less: accumulated depreciation and amortization	(9,536,286)	(9,310,290)

	$4,376,616	$4,108,318

For the years ended December 31, 2012, 2011 and 2010, depreciation and amortization expense related to premises and equipment totaled $1,215,774, $1,272,660 and $1,498,334, respectively. Included in total premises and equipment above, approximately $88,000 is related to assets held for sale.

Note 6. Other Real Estate Operations

At December 31, 2012 and 2011, the Company had other real estate owned of $4,873,844 and $2,762,640 respectively. For the years ended December 31, 2012, 2011 and 2010, amounts charged to operations for other real estate owned totaled $(58,044), $877,969 and $2,286,948 respectively. A summary of other real estate operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Expenses of holding other real estate owned	$127,099	$918,291	$1,051,631
Impairment write-downs on other real estate owned	—	165,764	1,084,023
(Gain) loss on sale of other real estate owned	(185,143)	(193,786)	164,494
Rental income from other real estate owned	—	(12,300)	(13,200)

Expense from other real estate operations	$(58,044)	$877,969	$2,286,948

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Note 7. Deposits

At December 31, 2012 and 2011, deposits consisted of the following:

	Weighted		Weighted
	Average		Average
	Interest Rate	2012	Interest Rate	2011
Non-interest bearing	—	$65,176,125	—	$65,613,374

Interest bearing:
Time certificates, less than $100,000	1.37%	160,610,601	1.57%	198,207,998
Time certificates, $100,000 or more	1.50%	121,142,374	1.73%	144,405,859
Money market	0.20%	42,401,428	0.13%	52,889,642
Savings	0.51%	77,760,967	0.62%	59,396,310
NOW	0.07%	30,191,403	0.06%	24,396,210

Total interest bearing		432,106,773		479,296,019

Total deposits		$497,282,898		$544,909,393

Included in time certificates are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $0 and $1,361,544 at December 31, 2012 and 2011, respectively. These are considered brokered deposits. Pursuant to the Agreement described in Note 17, the level of deposits accepted from Bank customers, and the Bank’s participation in the CDARS program as an issuer of deposits to customers of other banks in the CDARS program, may not exceed 10% of total deposits. Included in total deposits above, approximately $24.7 million is related to deposits held for sale.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Interest expense on deposits consists of the following:

	Year Ended December 31,
	2012	2011	2010
Time certificates, less than $100,000	$2,706,666	$3,380,456	$5,761,993
Time certificates, $100,000 or more	2,225,726	2,567,071	3,961,176
Money market	71,808	88,813	891,710
Savings	330,842	235,628	489,176
NOW	16,435	11,610	74,738

	$5,351,477	$6,283,578	$11,178,793

Contractual maturities of time certificates of deposit as of December 31, 2012 are summarized below:

	Weighted Average Interest Rate
Due within:
1 year	1.09%	$203,941,972
1-2 years	2.68%	46,561,996
2-3 years	2.17%	17,080,107
3-4 years	1.67%	5,615,039
4-5 years	1.58%	8,553,861

	1.45%	$281,752,975

Note 8. Borrowings

Federal Home Loan Bank borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At December 31, 2012, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities and loans delivered under collateral safekeeping to the FHLB at the time of the borrowing. The additional amount available under this agreement as of December 31, 2012 was $65,000,000. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. In addition, the Company has a $2,000,000 available line of credit with the FHLB. At December 31, 2012 and 2011, there were no advances outstanding under this line of credit. During the fourth quarter of 2011, $30,000,000 of FHLB advances with interest rates ranging from 2.49% to 3.94%, were restructured. The restructured advances allowed the Company to reduce the effective interest rates, ranging from 2.20% to 2.86%, and to extend the maturities for two years, in accordance with ASC 470-50, “Debt Modifications and Extinguishments”. At December 31, 2012 and 2011, outstanding advances from the FHLB aggregated $50,000,000 with interest rates ranging from 1.17% to 3.69%.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Repurchase agreements

At both December 31, 2012 and 2011, the Company had $7,000,000 of securities sold under agreements to repurchase bearing interest at a fixed rate of 4.3475%.

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

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at the three-month LIBOR plus 3.15% (3.460000% at December 31, 2012), mature on March 26, 2033. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. Interest is still being accrued and charged to operations. The Company may only defer the payment of interest for 20 consecutive quarters, or thru March, 2014, and all accrued interest must be paid at the completion of the deferral period, June 2014.

The duration of the Trust is 30 years, with an early redemption feature at the Company’s option on a quarterly basis which commenced March 26, 2008. The Trust securities also bear interest at the three month LIBOR plus 3.15%.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Maturity of borrowings

The contractual maturities of the Company’s borrowings at December 31, 2012, by year, are as follows:

	Fixed	Floating
	Rate	Rate	Total
2013	$—	$—	$—
2014	10,000,000	—	10,000,000
2015	30,000,000	—	30,000,000
2016	—	—	—
2017	7,000,000	—	7,000,000
Thereafter	10,000,000	8,248,000	18,248,000

Total borrowings	$57,000,000	$8,248,000	$65,248,000

Note 9. Commitments and Contingencies

Operating leases

The Company has non-cancelable operating leases for its main office, ten other branch banking offices and additional space for administrative and operational activities, which expire on various dates through 2027. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. Under these lease agreements, the Company is required to pay certain executory costs such as insurance and property taxes. The Company also leases parking space under a non-cancelable operating lease agreement and certain equipment under cancelable and non-cancelable arrangements.

Included in the table below, $574,782 of operating lease commitments have already been accounted for and included in restructuring charges and asset disposals in the consolidated financial statements for four branches that were closed.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Future minimum rental commitments under the terms of these leases by year and in the aggregate, are as follows:

Years Ending
December 31,	Amount
2013	$2,396,941
2014	2,228,457
2015	1,647,052
2016	1,069,645
2017	542,972
Thereafter	3,917,502

$11,802,569

Total rental expense, which is charged to operations on a straight line basis, for cancelable and non-cancelable operating leases was $2,531,929 $2,838,066 and $3,239,518 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company subleases excess space at two locations. Income from subleases included in non-interest expense was $54,846, $33,326 and $26,715 for the years ended December 31, 2012, 2011 and 2010, respectively.

Employment Agreements

The Company has three change of control agreements that entitle executive officers to receive up to two and one-half times the greater of the officer’s base salary at the time or total compensation for the most recently completed fiscal year if a change of control occurs while such officers are full time employees of the Company or within six months following termination of employment other than for cause or by reason of death or disability.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Note 10. Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Current
Federal	$—	$—	$—
State	—	—	225,000

Total	—	—	225,000

Deferred
Federal	—	—	—
State	—	—	—

Total	—	—	—

Provision (benefit) for income taxes	$—	$—	$225,000

A reconciliation of the anticipated income tax benefit (computed by applying the statutory Federal income tax rate of 34% to loss before income taxes) to the income tax provision (benefit) as reported in the statements of operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Benefit for income taxes at statutory Federal rate	$(182,296)	$(5,256,200)	$(5,159,100)
State taxes, net of Federal benefit	—	—	148,500
Dividends received deduction	—	(50,100)	(44,900)
Nondeductible expenses	4,570	5,900	8,600
Write-off of DTA due to 382 Limitation	—	10,382,276	—
Change in cash surrender value of life insurance	(175,814)	(216,300)	(213,000)
(Decrease) increase in valuation allowance	329,113	(4,853,660)	5,452,116
Other	24,427	(11,916)	32,784

Total provision (benefit) for income taxes	$—	$—	$225,000

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

At December 31, 2012 and 2011, the tax effects of temporary differences that give rise to the Company’s deferred tax assets and deferred tax liabilities are as follows:

	2012	2011	2010
Deferred tax assets:
Allowance for loan losses	$2,343,090	$3,655,330	$5,988,212
Nonaccrual interest	1,324,824	774,233	5,125,083
Investment impairment charges	—	—	1,227,083
Premises and equipment	1,073,884	1,090,095	1,128,094
Accrued expenses	224,523	405,108	224,941
Share-based Compensation	72,456	—	—
Capital loss carryover	572,301	572,301	—
State NOL carryforward benefit	3,237,434	3,081,579	1,359,435
Federal NOL carryforward benefit	5,467,942	14,755,699	2,901,965
NOL write-off for § 382 Limitation	—	(10,382,276)	—
Federal AMT benefit estimate	317,704	317,704	317,704
Unrealized loss AFS	250,819	—	—
Other	153,959	144,809	203,071

Gross deferred tax assets	15,038,936	14,414,582	18,475,588
Valuation allowance	(15,038,936)	(14,414,582)	(18,466,961)

Deferred tax assets, net of valuation allowance	—	—	8,627
Deferred tax liabilities
Investment securities	—	(82,337)	(795,169)
Other	—	—	(8,627)

Gross deferred tax liabilities	—	(82,337)	(803,796)

Deferred tax liability, net	$—	$(82,337)	$(795,169)

The net deferred tax liability at December 31, 2012 and 2011 is included in accrued expenses and other liabilities in the consolidated balance sheets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The allocation of the deferred tax (benefit) provision items charged to operations and items charged directly to equity for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Deferred tax (benefit) provision allocated to equity	$—	$(712,832)	$291,768
Deferred tax provision allocated to operations	—	—	—

Total deferred tax (benefit) provision	$—	$(712,832)	$291,768

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at December 31, 2012. The deferred tax position has been affected by several significant transactions in prior years. These transactions include increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company is in a cumulative net loss position at December 31, 2012, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $15.0 million against its deferred tax asset at December 31, 2012. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

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

The Company has analyzed the impact of its recent ownership change and has calculated the annual limitation under IRC 382 to be $284,000. Based on the analysis, the Company has determined that the pre-change net operating losses and net unrealized built-in deductions were approximately $36.2 million. Based on a 20 year carryforward period, the Company could utilize approximately $5.6 million of the pre-change net operating losses and built-in deductions. Therefore, the Company wrote-off approximately $10.4 million of deferred tax assets in 2011. Accordingly, the write-off of the deferred tax asset did not affect the consolidated financial statements as there was a full valuation allowance against the deferred tax asset.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Note 11. Other intangible assets

The changes in the carrying amount of core deposit intangibles for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Core Deposit Intangible:
Balance as of January 1,	$38,196	$53,208
Amortization expense	6,962	15,012
Asset disposal	31,234	—

Balance as of December 31,	—	38,196

Total other intangible assets	$—	$38,196

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $6,962, $15,012 and $15,900, respectively. The asset disposal of $31,234 was part of the consolidation of branches and is included in restructuring charges and asset disposals on the consolidated financial statements.

Note 12. Cash Surrender Value of Life Insurance

The Bank has an investment in, and is the beneficiary of, life insurance policies. The purpose of these life insurance investments is to provide income through the appreciation in the cash surrender value of the policies on the lives of certain officers, directors and employees of the Bank. These policies have an aggregate cash surrender value of $21,501,703 and $20,984,604 at December 31, 2012 and 2011, respectively. These assets are unsecured and maintained in a separate account with one insurance carrier. Income earned on these life insurance policies aggregated $517,099, $636,272 and $546,910 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in non-interest income.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Note 13. Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive to directors and employees of the Company by the grant of options, restricted stock awards or phantom stock units. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. 2,032,613 shares of stock remain available for issuance under the Plan as of December 31, 2012. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall make terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants are available only to directors and vest in quarterly installments over a four year period from the date of grant. The Compensation Committee accelerated the vesting of the initial grant of restricted stock, whereby the first year of the tranche vested immediately. During the third quarter, four Bank directors retired and the Compensation Committee voted to fully vest their remaining shares of restricted stock immediately, which resulted in compensation expense of approximately $43,000. Stock options were granted at an exercise price equal to $2.20 based on a price determined by the Compensation Committee and all have an expiration period of 10 years. The fair value of stock options granted on January 24, 2012, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.28 years utilizing the simplified method, risk-free rate of return of 1.28%, volatility of 61.29% and no dividend yield. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis.

For the year ended December 31, 2012 and 2011, the Company recorded $306,421 and $0 of total stock-based compensation, respectively. During 2012, there were no options exercised and 117,387 shares of restricted stock were issued to directors in payment of directors’ fees in the amount of $120,397. There were no awards in 2011.

The following table is a summary of the Company’s non-vested stock options as of December 31, 2012, and changes therein during the period then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding—December 31, 2011	—	$—	$—	—
Granted	850,000	0.90	2.20	10
Exercised	—	—	—	—

Outstanding—December 31, 2012	850,000	$0.90	$2.20	10

Exercisable—December 31, 2012	207,500	$—	$—	—

There is no future stock option expense related to the non-vested options outstanding as of December 31, 2012, due to the subsequent event described in Note 23.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2012, and changes therein during the period then ended.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	—	$—
Granted	152,169	1.69
Vested	(72,821)	1.65
Forfeited	(34,782)	1.73

Non-vested at December 31, 2012	44,566	$1.73

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2012, is $76,876 over an average period of 2.61 years.

Note 14. Shareholders’ Equity

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Loss Per Share

The following tables represent information about the computation of basic and diluted loss per share for the years ended December 31, 2012, 2011 and 2010:

	2012
	Net Loss	Weighted Average Common Shares O/S	Per Share Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(536,164)	38,401,889	$(0.01)

	2011
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(15,459,486)	38,362,727	$(0.40)

	2010
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(15,398,945)	11,850,946	$(1.30)

For the years ended December 31, 2012, 2011 and 2010, there were no dilutive securities.

Note 15. 401(k) Savings Plan

The Company offers employees participation in the Patriot National Bank 401(k) Savings Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. The Company may make discretionary matching contributions of 50% up to 6% of the participants’ salary to the 401(k) Plan. Participants are immediately vested in their contributions and the Company’s contributions. The Company contributed approximately $160,000, $201,000 and $206,000 to the 401(k) Plan in 2012, 2011 and 2010, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2012 and 2011:

	2012	2011
Commitments to extend credit:
Future loan commitments	$16,601,019	$91,250,740
Home equity lines of credit	30,044,312	28,947,854
Unused lines of credit	39,652,231	17,877,138
Undisbursed construction loans	3,233,322	1,796,965
Financial standby letters of credit	7,000	532,000

	$89,537,884	$140,404,697

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial property, deposits and securities. The bank has established a reserve of $5,000 and $44,000 as of December 31, 2012 and December 31, 2011, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Note 17. Regulatory and Operational Matters

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

In February 2009 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency. Under the terms of the Agreement, the Bank has appointed a Compliance Committee of outside directors and the Chief Executive Officer. The Committee must report quarterly to the Board of Directors and to the OCC on the Bank’s progress in complying with the Agreement. The Agreement requires the Bank to review, adopt and implement a number of policies and programs related to credit and operational issues. The Agreement further provides for limitations on the acceptance of certain brokered deposits and the extension of credit to borrowers whose loans are criticized. The Bank may pay dividends during the term of the Agreement only with prior written permission from the OCC. The Agreement also requires that the Bank develop and implement a three-year capital plan. The Bank has taken or put into process all of the steps required by the Agreement, and does not anticipate that the restrictions included within the Agreement will impair its current business plan.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

In June 2010 the company entered into a formal written agreement (the “Reserve Bank Agreement”) with the Federal Reserve Bank of New York (the “Reserve Bank”). Under the terms of the Reserve Bank Agreement, the Board of Directors of the Company are required to take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank including taking steps to insure that the Bank complies with the Agreement with the OCC. The Reserve Bank Agreement requires the Company to submit, adopt and implement a capital plan that is acceptable to the Reserve Bank. The Company must also report to the Reserve Bank quarterly on the Company’s progress in complying with the Reserve Bank Agreement. The Agreement further provides for certain restrictions on the payment or receipt of dividends, distributions of interest or principal on subordinate debentures or trust preferred securities and the Company’s ability to incur debt or to purchase or redeem its stock without the prior written approval of the Reserve Bank. The Company has taken or put into process all of the steps required by the Reserve Bank Agreement, and does not anticipate that the restrictions included within the Reserve Bank Agreement will impair its current business plan.

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2012 and 2011 were (dollars in thousands):

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2012	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Company:
Total Capital (to Risk Weighted Assets)	$63,253	15.64%	$49,447	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,186	14.39%	24,724	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	58,186	9.33%	24,948	4.00%		N/A	N/A
The Bank:
Total Capital (to Risk Weighted Assets)	$61,908	15.31%	$49,447	8.00%		$61,808	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,840	14.05%	24,723	4.00%		37,085	6.00%
Tier 1 Capital (to Average Assets)	56,840	9.11%	24,952	4.00%		31,190	5.00%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2011	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Company:
Total Capital (to Risk Weighted Assets)	$63,658	15.22%	$33,469	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,377	13.95%	16,735	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	58,377	9.01%	25,931	4.00%		N/A	N/A
The Bank:
Total Capital (to Risk Weighted Assets)	$61,616	14.75%	$33,445	8.00%		$41,806	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,339	13.48%	16,722	4.00%		25,084	6.00%
Tier 1 Capital (to Average Assets)	56,339	8.69%	25,929	4.00%		32,411	5.00%

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of December 31, 2012, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

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

December 31, 2012, 2011 and 2010

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Changes in loans outstanding to such related parties during 2012 and 2011 are as follows:

	2012	2011
Balance, beginning of year	$2,068,939	$3,514,460
Additional Loans	483	7,012
Repayments	(2,069,300)	(1,452,533)

Balance, end of year	$122	$2,068,939

Related party deposits aggregated approximately $3,224,946 and $3,520,901 as of December 31, 2012 and 2011, respectively.

The Company leased office space to a director of the Company under one lease during 2012 and at December 31, 2011 and under two leases in 2010. Rental income under these leases for the years ended December 31, 2012, 2011 and 2010, was approximately $15,266, $25,601 and $26,700 respectively.

During 2012, the Company paid legal fees of approximately $3,725 to an attorney who was a director of the Company during 2012. The Company paid legal fees of approximately $75 for his services during 2011. During 2010, the Company did not have a need for his legal services.

As of December 31, 2012, the Company has approximately $39,000 of receivables due from an affiliate for rent paid on its behalf.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Note 19. Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	2012
	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gains arising during the period	$76,135	$(28,931)	$47,204
Less reclassification adjustment for gains recognized in income	(910,591)	111,268	(799,323)

Unrealized holding losses on available for sale securities	$(834,456)	$82,337	$(752,119)

	2011
	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding losses arising during the period	$(766,569)	$291,296	$(475,273)
Less reclassification adjustment for gains recognized in income	(1,109,305)	421,536	(687,769)

Unrealized holding losses on available for sale securities	$(1,875,874)	$712,832	$(1,163,042)

	2010
	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gains arising during the period	$767,812	$(291,768)	$476,044

Unrealized holding gains on available for sale securities	$767,812	$(291,768)	$476,044

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Note 20. Fair Value and Interest Rate Risk

As described in Note 1, the Company used fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial and non-financial instruments not recorded at fair value, is set forth below.

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

December 31, 2012, 2011 and 2010

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The following table details the financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Corporate bonds	$—	$8,486,259	$—	$8,486,259
U.S. Government agency mortgage-backed securities	—	25,706,891	—	25,706,891
U.S. Government agency bonds	—	7,526,170	—	7,526,170

Securities available for sale	$—	$41,719,320	$—	$41,719,320

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Corporate bonds	$—	$11,383,458	$—	$11,383,458
U.S. Government agency mortgage-backed securities	—	50,049,429	—	50,049,429
U.S. Government bonds	—	5,037,085	—	5,037,085

Securities available for sale	$—	$66,469,972	$—	$66,469,972

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The following table reflects assets measured at fair value on a non-recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
December 31, 2012
Impaired Loans (1)	$—	$—	$8,424,786	$8,424,786

Other real estate owned (2)	$—	$—	$4,873,844	$4,873,844

December 31, 2011
Impaired Loans (1)	$—	$—	$13,498,177	$13,498,177

Other real estate owned (2)	$—	$—	$2,762,640	$2,762,640

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.
(2)	Represents carrying value for which adjustments are based on the appraised value of the property.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of December 31, 2012 and December 31, 2011 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at December 31, 2012 and 2011 (in thousands):

		2012		2011
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing deposits due from banks	Level 1	$2,736	$2,736	$4,242	$4,242
Interest-bearing deposits due from banks	Level 1	67,567	67,567	50,474	50,474
Short-term investments	Level 1	711	711	710	710
Other Investments	Level 2	3,500	3,500	3,500	3,500
Federal Reserve Bank stock	Level 1	1,730	1,730	1,707	1,707
Federal Home Loan Bank stock	Level 1	4,344	4,344	4,508	4,508
Loans receivable, net	Level 3	458,794	464,551	501,477	511,648
Accrued interest receivable	Level 1	1,894	1,894	2,453	2,453
Financial Liabilities:
Demand deposits	Level 1	$65,176	$65,176	$65,613	$65,613
Savings deposits	Level 1	77,761	77,761	59,396	59,396
Money market deposits	Level 1	42,401	42,401	52,890	52,890
NOW accounts	Level 1	30,191	30,191	24,396	24,396
Time deposits	Level 2	281,753	284,974	342,614	347,246
FHLB borrowings	Level 2	50,000	52,448	50,000	52,645
Securities sold under repurchase agreements	Level 2	7,000	7,683	7,000	8,173
Subordinated debt	Level 2	8,248	8,248	8,248	8,248
Accrued interest payable	Level 1	1,241	1,241	949	949

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Off-balance-sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2012 and 2011. The estimated fair value of fee income on letters of credit at December 31, 2012 and 2011 was insignificant.

Note 21. Restructuring Charges and Asset Disposals

The Company recorded restructuring charges and asset disposals of $0.9 million and $3.0 million for the twelve months ended December 31, 2012 and 2011. These costs are included in restructuring charges and asset disposals expense in the Consolidated Statements of Operations.

During 2011, the Company announced that it would be undertaking a series of initiatives that are designed to transform and enhance its operations in order to strengthen the Company’s competitive position and return it to its goal of restored health and profitability.

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

On March 30, 2012 the Company announced that it would close the NYC branch, effective June 2012. During the first quarter, the Company executed a workforce reduction of back office personnel to further reduce operating expenses. There were twelve employees in total affected by this announcement. This initiative resulted in a restructuring charge of $495,207, which was comprised of $445,429 for severance expenses for the branch and back office personnel, asset disposals of $39,445 and $10,333 in lease liabilities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

On June 29, 2012, the Company announced that it would be consolidating three more branches in its continued effort to reduce operating expenses. Restructuring charges for the consolidation of these branches of $444,285 were comprised of $247,163 for severance expenses, lease liability charges of $140,292 and $56,830 in asset disposals.

Restructuring reserves at December 31, 2012 for the restructuring activities taken in accordance with these initiatives are comprised of the following:

	Balance at December 31, 2011	Expenses	Cash payments	Non-cash charges	Balance at December 31, 2012
Severance and benefit costs 2011	$64,132	$34,616	$(98,402)	$(346)	$—
Lease liability costs 2011	317,808	—	—	(144,809)	172,999
Severance and benefit costs 2012	—	657,976	(657,976)	—	—
Lease liability costs 2012	—	150,625	(61,689)	(8,716)	80,220
Asset disposals 2012	—	96,275	—	(96,275)	—

Total	$381,940	$939,492	$(818,067)	$(250,146)	$253,219

The restructuring reserves at December 31, 2012 are included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Note 22. Condensed Parent Company Only Financial Statements

The following represent the condensed parent company only balance sheets as December 31, 2012 and 2011, and condensed statements of operations and cash flows for the years ended December 31, 2012, 2011, and 2010.

CONDENSED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and due from banks	$2,382,695	$2,965,508
Investment in subsidiaries	56,601,461	56,881,301
Other assets	286,506	218,293

Total assets	$59,270,662	$60,065,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings	8,248,000	8,248,000
Accrued expenses and other liabilities	1,454,864	1,267,442
Shareholders’ equity	49,567,798	50,549,660

Total liabilities and shareholders’ equity	$59,270,662	$60,065,102

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Revenues
Dividends from subsidiary bank	$—	$—	$—

Total revenue	—	—	—

Expenses
Interest on subordinated debt	308,797	294,631	297,209
Other expenses	699,646	319,070	312,950

Total expenses	1,008,443	613,701	610,159

Loss before equity in undistributed net loss of subsidiaries	(1,008,443)	(613,701)	(610,159)

Equity in undistributed net income (loss) of subsidiaries	472,279	(14,845,785)	(14,788,786)

Net loss	$(536,164)	$(15,459,486)	$(15,398,945)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

	2012	2011	2010
Cash Flows from Operating Activities
Net loss	$(536,164)	$(15,459,486)	$(15,398,945)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed (income) loss of subsidiaries	(472,279)	14,845,785	14,788,786
Payment of fees to directors in common stock	306,421	—	—
Change in assets and liabilities:
(Increase) decrease in other assets	(68,213)	373,920	666,172
Increase (decrease) in accrued expenses and other liabilities	187,422	341,801	(447,579)

Net cash (used in) provided by operating activities	(582,813)	102,020	(391,566)

Cash Flows from Investing Activities
Net investment in bank subsidiary	—	—	(43,000,000)

Net cash used in investing activities	—	—	(43,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	—	46,233,779

Net cash provided by financing activities	—	—	46,233,779

Net (decrease) increase in cash and cash equivalents	(582,813)	102,020	2,842,213
Cash and cash equivalents
Beginning	2,965,508	2,863,488	21,275

Ending	$2,382,695	$2,965,508	$2,863,488

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$—	$—	$—

Accrued dividends declared on common stock	$—	$—	$—

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2012, 2011 and 2010

Note 23. Subsequent Event

On February 26, 2013, the Company announced the appointment of Kenneth T. Neilson as President and Chief Executive Officer of both the Company and the Bank effective March 18, 2013, pending regulatory approval. This is following the departure of Christopher Maher, who is resigning as President, CEO and director for personal reasons. Mr. Neilson has served as a director of Patriot since 2010. He is the retired President, Chairman and CEO of Hudson United Bank and Hudson United Bancorp where he served for 23 years.

76