Form 10-K/A
period 2012-12-31
PATRIOT NATIONAL BANCORP INC
filed 2013-04-30
CIK 1098146

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,209,206 based on the last sale price of the common stock as of June 30, 2012 (the last business day of the most recently completed second fiscal quarter).

There were 38,480,114 shares of our Common Stock issued and outstanding as of March 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The annual report on Form 10-K of Patriot National Bancorp, Inc. (“Patriot”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2012, was originally filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2013, and this Amendment No. 1 is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after March 22, 2013, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 30, 2013 in connection with this Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 30, 2013.

PART III

DIRECTORS, EXECUTIVE OFFICERS,

AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Michael A. Carrazza	47	Chairman of the Board of Directors
Kenneth T. Neilson	64	President and Chief Executive Officer and Director
William C. Gray	58	Executive Vice President, Chief Financial Officer
Phillip W. Wolford	65	Secretary
Edward N. Constantino	66	Director
Raymond B. Smyth	66	Director
Emile Van den Bol	48	Director
Michael Weinbaum	46	Director
Mark C. Foley	61	Executive Vice President and Chief Credit Officer

Background of Officers and Directors

Michael A. Carrazza

Mr. Carrazza has been Chairman of the Board of Directors of the Company since 2010. Through PNBK Sponsor, Mr. Carrazza manages PNBK Holdings, the Company’s largest shareholder. Mr. Carrazza is also CEO of Solaia Capital Advisors, an investment management company specializing in the acquisition and operational enhancement of middle market businesses. In 2004, he co-founded Bard Capital Group where he sponsored several transactions in the industrial sector. Mr. Carrazza currently serves as a director of AmQuip Crane Rental and Chairman of Siena Capital Finance. From 2001 until 2003, he was principal at The GlenRock Group, a middle market investment firm, where he structured and financed the buyout of International Surface Preparation Group, Inc. (“ISPC”) from U.S. Filter/Vivendi. He subsequently worked at ISPC as Vice President in the office of the Chairman, managing the company’s financings, restructure and subsequent sale.

Kenneth T. Neilson

Mr. Neilson has been President and Chief Executive Officer since March 18, 2013 and has served as a director of Patriot since 2010. Mr. Neilson is the retired President, Chairman and CEO of Hudson United Bank and Hudson United Bancorp where he served for 23 years. After becoming President and CEO in 1989, Mr. Neilson led Hudson United Bancorp from a one state, 15 branch network with $500 million in assets, to a premiere franchise spanning four states with over 200 branch locations and an asset size of $9 billion by 2006 when it was sold to TD Banknorth. Mr. Neilson currently serves as a Board Member of Quinnipiac University.

William C. Gray

Mr. Gray has served as Executive Vice President and Chief Financial Officer of Patriot since December 1, 2012 and as Patriot’s Senior Vice President of Accounting and Finance of the Bank from August 2011 to November 30, 2012. Prior to joining the Bank, Mr. Gray served as Senior Vice President and Chief Financial Officer of Gold Coast Bank from October 2007 through July 2011.

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

Raymond Smyth

Mr. Smyth served as our director from November 2008 until 2010 and since 2011. He is a retired partner in the accounting firm of Masotti & Masotti. In addition, he is a CPA and a financial expert.

Emile Van den Bol

Mr. Van den Bol is currently the Chief Executive Officer of Brooklawn Capital, LLC. Brooklawn Capital is an investment management company which advises and invests in real estate and securities. Mr. Van den Bol retired in 2010 as Managing Director of the Commercial Real Estate Group of Deutsche Bank Securities, Inc. Mr. Van den Bol joined Deutsche Bank in 2001 as Managing Director and held several executive positions in the Commercial Real Estate Group including Global Co-Head Structured Finance, Global Head Commercial Real Estate CDO Group and Member of the Global Commercial Real Estate Executive Committee. Mr. Van den Bol was from 2005 to 2009 a Governor of the Board of the Commercial Mortgage Securities Association. From 1996 to 2001 Mr. Van den Bol was employed by Lehman Brothers where he held a number of positions including Head of Esoteric Principal Finance Group and Co-Head of Lehman Brothers Franchise Conduit. Mr. Van den Bol was a member of Morgan Stanley’s Structured Finance Group from 1991 to 1996.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the issued and outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all Section 16(a) forms to the Company. No Form 3 or 4 filings are known to be late for any of the directors, officers and beneficial owners of more than 10 percent of any class of equity securities of the Company in 2012 except for Mr. Gray (one filing).

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

Board of Directors

The Board of Directors currently consists of six members. Directors serve until their successors are duly elected or appointed. The Board of Directors has designated a Compensation Committee, Audit Committee, Nominating and Corporate Governance Committee and Executive Committee of the Board. Messrs. Constantino (chairman), and Van den Bol are members of the Compensation Committee; Messrs. Constantino (chairman), Smyth, and Van den Bol are members of the Audit Committee; Messrs. Van den Bol (chairman), Carrazza, Constantino and Weinbaum are members of the Nominating and Corporate Governance Committee; and Messrs Carrazza (chairman), Constantino, Neilson and Van den Bol are members of the Executive Committee of the Board.

Audit Committee Financial Expert

Our Board of Directors has determined that Edward N. Constantino and Raymond Smyth are the financial experts serving on our Audit Committee.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our Chief Executive Officer, Chief Financial Officer and the two other executive officers who received the highest annual compensation. Certain of the named executive officers (the “Named Executive Officers”) are entitled to certain payments in connection with resignation, retirement or other termination, as described more fully under the heading “Agreements with Executive Officers and Consultants.”

Name and Principal Position(s)	Year	Salary	Bonus	All Other Annual Compensation		Total
Michael A. Carrazza	2012	$300,000	$-0-	$658		$300,658
Chairman	2011	$300,000	$150,000	$-0-		$450,000
Christopher D. Maher (1)	2012	$375,000	$-0-	$18,250	(5)	$393,250
President and CEO	2011	$375,000	$150,000	$12,000	(5)	$537,000
Robert F. O’Connell (2)	2012	$248,451	$-0-	$7,492		$255,943
Senior Executive Vice President and Chief Financial Officer	2011	$253,323	$-0-	$7,430		$260,753
William C. Gray (3)	2012	$201,923	$-0-	$4,442		$206,365
Executive Vice President and Chief Financial Officer	2011	$57,692	$-0-	$-0-		$57,692
Mark C. Foley (4)	2012	$215,000	$-0-	$17,977	(6)	$232,977
Executive Vice President and Chief Credit Officer	2011	$42,019	$-0-	$3,000		$45,019

(1)	Mr. Maher resigned as President and CEO effective March 18, 2013.
(2)	Mr. O’Connell was the Chief Financial Officer from January 1 through his retirement on November 30, 2012.
(3)	Mr. Gray has been employed by Patriot since September 2011 and became Chief Financial Officer effective December 1, 2012.
(4)	Mr. Foley has been employed by Patriot as Chief Credit Officer since November 2011.
(5)	Includes a $12,000 annual automobile allowance.
(6)	Includes a $15,000 relocation allowance.

Potential Payments Upon Termination or Change of Control

Patriot and/or the Bank have entered into certain agreements and maintain certain plans that will require the payment of compensation to Mr. O’Connell in the event of a change of control of Patriot. The amount of compensation payable to him in each situation is listed in the table below. The disclosures assume a payment event having occurred on December 31, 2012.

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

Patriot National Bancorp, Inc. 2012 Stock Plan

In 2011, Patriot adopted the Patriot National Bancorp, Inc. 2012 Stock Plan. The 2012 Plan is administered by the Compensation Committee of Patriot’s Board of Directors. Grants under the 2012 Plan may be made in the form of stock options, restricted stock and phantom stock units. The 2012 Plan authorizes 3,000,000 shares of Patriot’s common stock for issuance. Phantom stock units may be granted under the 2012 Plan up to 1,000,000 units.

Under the terms of the 2012 Plan, only Patriot employees and employees of its subsidiaries may receive stock options. The exercise price of the stock options shall be not less than the fair market value of the stock on the date of grant. The Compensation Committee shall determine the dates upon which the options may be exercisable, which shall not exceed 10 years from the date of grant. The options may be exercised on a cashless basis if approved by the Committee.

Only non-employee directors are eligible to receive grants of restricted stock under the 2012 Plan. Restricted stock grants generally vest in quarterly installments over a four year period from the date of grant. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall make the terms and conditions applicable to the vesting of restricted stock awards and stock options.

Only Patriot’s employees and employees of its subsidiaries are eligible to receive phantom stock units under the 2012 Plan. The phantom stock units entitle the holder to receive upon exercise, in cash or shares of common stock, the appreciation in the value of the common stock from the date of grant. The Plan Committee shall determine the terms and conditions of each phantom stock unit award. Upon a change of control of Patriot, the grantee shall be required to redeem all of his or her phantom stock units. In the event of a sale of substantially all of Patriot’s assets, all outstanding phantom stock units will be redeemed

There were no awards made under Patriot’s 2012 Stock Plan during 2011. 117,387 shares of restricted stock and 850,000 of stock options were awarded in 2012.

Director Compensation

The following table details the compensation paid to or accrued for each of Patriot’s non-management directors in 2012:

Name	Fees Earned or Paid in Cash ($)	Cash Awards ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Edward N. Constantino	30,250	-0-	8,649	-0-	-0-	-0-	-0-	38,899
Kenneth T. Neilson	27,250	-0-	8,649	-0-	-0-	-0-	-0-	35,899
Raymond Smyth	22,000	-0-	7,470	-0-	-0-	-0-	-0-	29,470
Emile Van den Bol	20,250	-0-	8,649	-0-	-0-	-0-	-0-	28,899
Michael J. Weinbaum	17,500	-0-	8,649	-0-	-0-	-0-	-0-	26,149

(1)	The Compensation Committee accelerated the vesting of the initial grant of restricted stock whereby the first year of the tranche vested immediately. Restricted stock grants vest in quarterly installments over a four year period from the date of grant.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company has 3,000,000 shares of common stock authorized for issuance under the 2012 Stock Plan, of which 2,032,613 shares of stock are available for issuance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides certain information about beneficial ownership of common stock of the Company as of April 15, 2013 with respect to: (i) each person, or group of affiliated persons, who is known to the Company to own more than five percent (5%) of Company common stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s directors and executive officers as a group.

Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of common stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 38,480,114 shares of common stock outstanding. In computing the number of shares of common stock beneficially owned by a person and applicable percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of April 15, 2013. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each shareholder is in care of Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, CT 06901.

	Shares of Common Stock Beneficially Owned
Beneficial Owner	Shares		Percent of Class
Michael A. Carrazza	33,669,500	(1)	87.5%
Edward N. Constantino	24,492	(5)	*
Christopher D. Maher	228,500	(2)	*
Kenneth T. Neilson	72,192	(3)	*
Robert F. O’Connell	27,948		*
William C. Gray	20,000		*
Emile Van den Bol	14,924	(5)	*
Raymond Smyth	36,325	(4)	*
Michael J. Weinbaum	64,492	(5)	*
Philip W. Wolford	12,873	(6)	*
Mark C. Foley	0		*

All Directors and Executive Officers	34,171,246		88.8%

*	Less than one percent (1%)
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

(2)	Includes 207,500 shares issuable upon exercise of an option. The option is currently exercisable at an exercise price of $2.20 per share.
(3)

Includes 57,700 shares held by Neilson Holdings LP (“NH”). Mr. Neilson is the general partner of NH; therefore, Mr. Neilson may be deemed to indirectly beneficially own the shares held by NH. Also includes 8,153 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.

(4)	Includes 6,264 shares held in an IRA for the benefit of Mr. Smyth. Also includes 7,519 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(5)	Includes 8,153 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(6)	Includes 84 shares held in joint tenancy with Regine Vantieghem, Mr. Wolford’s wife; and 302 shares owned solely by Regine Vantieghem over which Mr. Wolford disclaims beneficial ownership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Directors and Officers of Patriot

In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). There were no loans to officers and directors outstanding as of December 31, 2012. In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination these loans neither involved more than the normal risk of collectibility nor presented any other unfavorable features.

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

Board Independence

We are subject to the listing standards of the SEC rules pertaining to director independence, and we believe that Messrs. Constantino, Smyth, Van den Bol and Weinbaum are “independent” directors as that term is defined by applicable listing standards of the Nasdaq stock market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the principal accounting fees we paid to KPMG LLP, an independent registered public accounting firm, with respect to our fiscal years ended December 31, 2012 and 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other services rendered.

	Year Ended
	December 31, 2012	December 31, 2011
Audit fees (1)	$462,750	$407,400
Audit-related fees (2)	—	7,500
Tax fees (3)	65,000	35,000
All other fees	—	—

Total fees	$527,750	$449,900

(1)	Audit fees with respect to the years ended December 31, 2012 and December 31, 2011 represent payments made by Patriot to KPMG LLP for professional services. These payments were approved by the Audit Committee.
(2)	Audit-related fees are payments made to KPMG LLP in connection with Patriot’s Registration Statement on Form S-8.
(3)	Tax fees with respect to the years ended December 31, 2012 and December 31, 2011 represent payments made by Patriot to KPMG LLP for their preparation of Patriot’s federal and state income tax returns, tax advice and planning. These payments were approved by the Audit Committee.

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

The Audit Committee approved the audit-related fees, tax fees and all other fees set forth above for the year ended December 31, 2012.

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

PATRIOT NATIONAL BANCORP, INC.

Date: April 30, 2013	By:	/s/ Kenneth T. Neilson
Kenneth T. Neilson
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth T. Neilson Kenneth T. Neilson	President and Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2013

/s/ William C. Gray William C. Gray	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 30, 2013

/s/ Michael A. Carrazza Michael A. Carrazza	Chairman of the Board of Directors	April 30, 2013

/s/ Edward N. Constantino Edward N. Constantino	Director	April 30, 2013

/s/ Raymond B. Smyth Raymond B. Smyth	Director	April 30, 2013

/s/ Emile van den Bol Emile van den Bol	Director	April 30, 2013

/s/ Michael Weinbaum Michael Weinbaum	Director	April 30, 2013