Form 10-Q
period 2013-03-31
PATRIOT NATIONAL BANCORP INC
filed 2013-05-14
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

Common stock, $0.01 par value per share, 38,480,114 shares outstanding as of the close of business April 30, 2013.

PART I—FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$3,338,200	$2,736,486
Interest bearing deposits	57,714,304	67,567,155
Short-term investments	711,024	710,766

Total cash and cash equivalents	61,763,528	71,014,407
Securities:
Available for sale securities, at fair value (Note 2)	41,105,130	41,719,320
Other Investments	3,500,000	3,500,000
Federal Reserve Bank stock, at cost	1,693,750	1,730,200
Federal Home Loan Bank stock, at cost	4,142,600	4,343,800

Total securities	50,441,480	51,293,320
Loans receivable (net of allowance for loan losses: 2013: $5,717,148 2012: $6,015,636) (Note 3)	455,941,164	458,793,536
Loans held for sale	6,551,648	1,527,299
Accrued interest and dividends receivable	1,886,436	1,894,292
Premises and equipment, net	4,246,274	4,288,372
Cash surrender value of life insurance	21,628,812	21,501,703
Other real estate owned	3,764,640	4,873,844
Deferred tax asset (Note 6)	—	—
Other assets	2,538,163	2,580,118
Other branch related assets held for sale	80,445	88,244

Total assets	$608,842,590	$617,855,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$57,081,233	$61,459,959
Interest bearing deposits	413,676,955	411,117,558
Deposits held for sale	20,928,103	24,705,381

Total deposits	491,686,291	497,282,898
Borrowings:
Repurchase agreements	7,000,000	7,000,000
Federal Home Loan Bank borrowings	50,000,000	50,000,000

Total borrowings	57,000,000	57,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	4,234,856	5,756,439

Total liabilities	561,169,147	568,287,337

Commitments and Contingencies (Note 9)
Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2013 & 2012: 38,491,819 shares issued; 38, 480, 114, shares outstanding	384,918	384,918
Additional paid-in capital	105,363,331	105,355,680
Accumulated deficit	(57,351,962)	(55,394,995)
Less: Treasury stock, at cost: 2013 and 2012 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive loss	(562,819)	(617,780)

Total shareholders’ equity	47,673,443	49,567,798

Total liabilities and shareholders’ equity	$608,842,590	$617,855,135

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest and Dividend Income
Interest and fees on loans	$5,195,892	$6,665,792
Interest on investment securities	247,736	477,030
Dividends on investment securities	28,858	33,281
Other interest income	28,360	10,478

Total interest and dividend income	5,500,846	7,186,581

Interest Expense
Interest on deposits	1,128,714	1,516,844
Interest on Federal Home Loan Bank borrowings	351,020	356,837
Interest on subordinated debt	70,629	76,567
Interest on other borrowings	76,081	76,926

Total interest expense	1,626,444	2,027,174

Net interest income	3,874,402	5,159,407
Provision for Loan Losses	(29,786)	(845,402)

Net interest income after provision for loan losses	3,904,188	6,004,809

Non-interest Income
Mortgage banking activity	46,234	12,420
Loan application, inspection & processing fees	38,030	14,727
Fees and service charges	171,511	228,668
Gain on sale of loans	—	263,646
Loss on sale of investment securities	—	(8,042)
Earnings on cash surrender value of life insurance	127,109	142,669
Other income	104,597	95,909

Total non-interest income	487,481	749,997

Non-interest Expense
Salaries and benefits	3,005,314	2,890,724
Occupancy and equipment expense	1,038,808	1,123,584
Data processing	371,446	346,021
Advertising and promotional expense	42,481	17,729
Professional and other outside services	888,590	615,082
Loan administration and processing expense	77,486	8,280
Regulatory assessments	373,502	410,001
Insurance expense	78,758	169,245
Other real estate operations	1,846	(150,247)
Material and communications	106,079	131,178
Restructuring charges and asset disposals (Note 12)	—	368,477
Other operating expense	385,406	279,202

Total non-interest expense	6,369,716	6,209,276

(Loss) income before income taxes	(1,978,047)	545,530
Benefit for Income Taxes	(21,080)	—

Net (loss) income	$(1,956,967)	$545,530

Basic and diluted (loss) income per share (Note 7)	$(0.05)	$0.01

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(1,956,967)	$545,530
Other comprehensive income:
Unrealized holding gains on securities, net of taxes:
Unrealized holding gains arising during the period	54,961	67,385
Less reclassification adjustment for net gains included in net income	—	(4,986)

Total	54,961	62,399

Comprehensive (loss) income	$(1,902,006)	$607,929

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Stock	Income (Loss)	Total
Three months ended March 31, 2012
Balance at December 31, 2011	38,362,727	$383,744	$105,050,433	$(54,858,831)	$(160,025)	$134,339	$50,549,660
Comprehensive income
Net income	—	—	—	545,530	—	—	545,530
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	62,399	62,399

Total comprehensive income							607,929

Share-based compensation expense			79,631				79,631
Issuance of restricted stock	104,346	1,043	(1,043)				—

Balance, March 31, 2012	38,467,073	$384,787	$105,129,021	$(54,313,301)	$(160,025)	$196,738	$51,237,220

Three months ended March 31, 2013
Balance at December 31, 2012	38,480,114	$384,918	$105,355,680	$(55,394,995)	$(160,025)	$(617,780)	$49,567,798
Comprehensive loss
Net loss	—	—	—	(1,956,967)	—	—	(1,956,967)
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	54,961	54,961

Total comprehensive loss							(1,902,006)

Share-based compensation expense			7,651				7,651

Balance, March 31, 2013	38,480,114	$384,918	$105,363,331	$(57,351,962)	$(160,025)	$(562,819)	$47,673,443

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net (loss) income:	$(1,956,967)	$545,530
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Restructuring charges and asset disposals	—	311,616
Amortization and accretion of investment premiums and discounts, net	37,623	114,285
Amortization and accretion of purchase loan premiums and discounts, net	2,013	2,333
Provision for loan losses	(29,786)	(845,402)
Gain on sale of loans	—	(263,646)
Gain on sale of mortgage loans	(41,750)	—
Originations of mortgage loans held for sale	(7,153,791)	—
Proceeds from sales of mortgage loans held for sale	2,171,192	—
Loss on sale of investment securities	—	8,042
Earnings on cash surrender value of life insurance	(127,109)	(142,669)
Depreciation and amortization	289,020	300,970
Gain on sale of other real estate owned	(200,383)	(201,355)
Share-based compensation	7,651	79,631
Changes in assets and liabilities:
(Increase) decrease in net deferred loan costs	(57,747)	314,763
Decrease in accrued interest and dividends receivable	7,856	210,388
Decrease (increase) in other assets	41,955	(626,693)
Decrease in accrued expenses and other liabilities	(1,521,584)	(406,919)

Net cash used in operating activities	(8,531,807)	(599,126)

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	631,528	2,690,810
Proceeds from the sale of available for sale securities	—	5,165,626
Proceeds from repurchase of excess stock by Federal Reserve Bank	36,450	14,850
Proceeds from repurchase of excess stock by Federal Home Loan Bank	201,200	164,500
Proceeds from sale of loans	—	67,126,928
Net decrease (increase) in loans	2,937,892	(32,361,045)
Proceeds from sale of other real estate owned	1,309,587	1,823,435
Capital improvements of other real estate owned	—	(32,943)
Purchase of bank premises and equipment, net	(239,122)	(125,141)

Net cash provided by investing activities	4,877,535	44,467,020

Cash Flows from Financing Activities:
Net increase (decrease) in demand, savings and money market deposits	7,245,002	(4,345,839)
Net decrease in time certificates of deposits	(12,841,609)	(973,234)
Increase in FHLB borrowings	—	10,000,000

Net cash (used in) provided by financing activities	(5,596,607)	4,680,927

Net (decrease) increase in cash and cash equivalents	(9,250,879)	48,548,821
Cash and Cash Equivalents:
Beginning	71,014,407	55,425,376

Ending	$61,763,528	$103,974,197

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,561,157	$1,950,296

Income taxes paid	$—	$—

Supplemental disclosures of noncash operating, investing and financing activities:
Unrealized holding gain on available for sale securities arising during the period	$54,961	$100,645

Transfer of loans to other real estate owned	$—	$1,238,144

Transfer of other real estate owned to premises and equipment	$—	$950,000

Reduction in deposits held for sale	$3,777,278	$—

Reduction in branch assets held for sale	$7,799	$—

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Basis of Financial Statement Presentation

The Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp” or “the Company”) at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2012.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for the remainder of 2013.

Note 2: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available-for-sale securities at March 31, 2013 and December 31, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2013:
U. S. Government agency bonds	$7,500,000	$17,280	$(1,512)	$7,515,768
U. S. Government agency mortgage-backed securities	25,167,949	—	(175,006)	24,992,943
Corporate bonds	9,000,000	—	(403,581)	8,596,419

	$41,667,949	$17,280	$(580,099)	$41,105,130

December 31, 2012:
U. S. Government agency bonds	$7,500,000	$26,170	$—	$7,526,170
U. S. Government agency mortgage-backed securities	25,837,100	—	(130,209)	25,706,891
Corporate bonds	9,000,000	—	(513,741)	8,486,259

	$42,337,100	$26,170	$(643,950)	$41,719,320

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at March 31, 2013 and December 31, 2012:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2013:
U. S. Government agency bonds	$2,498,488	$(1,512)	$—	$—	$2,498,488	$(1,512)
U. S. Government agency mortgage—backed securities	24,984,401	(175,006)	—	—	24,984,401	(175,006)
Corporate bonds	2,803,191	(196,809)	5,793,228	(206,772)	8,596,419	(403,581)

Totals	$30,286,080	$(373,327)	$5,793,228	$(206,772)	$36,079,308	$(580,099)

December 31, 2012:
U. S. Government agency mortgage—backed securities	$25,670,832	$(130,209)	$—	$—	$25,670,832	$(130,209)
Corporate bonds	2,842,368	(157,632)	5,643,891	(356,109)	8,486,259	(513,741)

Totals	$28,513,200	$(287,841)	$5,643,891	$(356,109)	$34,157,091	$(643,950)

At March 31, 2013, ten securities had unrealized holding losses with aggregate depreciation of 1.6% from the amortized cost. At December 31, 2012, nine securities had unrealized losses with aggregate depreciation of 1.9% from the amortized cost.

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

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on corporate debt and bonds issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound. The corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. The Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company therefore does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

The amortized cost and fair value of available-for-sale debt securities at March 31, 2013 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

	Amortized Cost	Fair Value
Maturity:
Corporate bonds 5 to 10 years	$9,000,000	$8,596,419
U.S. Government agency bonds 5 to 10 years	7,500,000	7,515,768
U.S. Government agency mortgage-backed securities	25,167,949	24,992,943

Total	$41,667,949	$41,105,130

Note 3: Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at March 31, 2013 and December 31, 2012 is as follows:

	March 31,	December 31,
	2013	2012
Real Estate
Commercial	$242,506,736	$247,495,321
Residential	118,785,047	119,033,025
Construction	4,997,991	4,997,991
Construction to permanent	9,454,753	4,851,768
Commercial	35,743,063	36,428,751
Consumer home equity	47,391,528	49,180,908
Consumer installment	2,064,770	2,162,718

Total Loans	460,943,888	464,150,482
Premiums on purchased loans	217,636	219,649
Net deferred costs	496,788	439,041
Allowance for loan losses	(5,717,148)	(6,015,636)

Loans receivable, net	$455,941,164	$458,793,536

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended March 31,
	2013	2012
Balance, beginning of period	$6,015,636	$9,384,672
Provision for loan losses	(29,786)	(845,402)
Loans charged-off	(305,384)	(102,483)
Recoveries of loans previously charged-off	36,682	24,156

Balance, end of period	$5,717,148	$8,460,943

At March 31, 2013 and December 31, 2012, the unpaid balances of loans 90 days or more past maturity, and still accruing interest were $6.0 million and $2.2 million, respectively. Three of the four loans at March 31, 2013, totaling $1.6 million, were continuing to make interest payments, were past maturity and are in the process of being renewed. The other loan totaling $4.4 million was over 90 days past due as to payments, but was subsequently paid off.

The unpaid principal balances of loans on nonaccrual status and considered impaired were $19.0 million at March 31, 2013 and $23.8 million at December 31, 2012. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $306,000 of additional income during the quarter ended March 31, 2013 and $280,000 during the quarter ended March 31, 2012.

For the three months ended March 31, 2013 and 2012, the interest collected and recognized as income on impaired loans, which includes non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded, was approximately $125,000 and $225,000 respectively. The average recorded investment in impaired loans for the three months ended March 31, 2013 was $33.2 million.

At March 31, 2013, there were 9 loans totaling $16.0 million that were considered “troubled debt restructurings,” as compared to December 31, 2012 when there were 8 loans totaling $11.6 million, all of which were included in impaired loans. At March 31, 2013, 4 of the 9 loans aggregating $9.7 million were accruing loans and 5 loans aggregating $6.3 million were non-accruing loans.

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

Residential Real Estate Loans – Various loans secured by residential real estate properties are offered by the Company, including 1-4 family residential mortgages, multi-family residential loans and a variety of home equity line of credit products. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be decline in general economic conditions.

Construction Loans – Construction loans are short-term loans (generally up to 18 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. In the past, the Company funded construction of single family homes, when no contract of sale existed, based upon the experience and the financial strength of the builder, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic conditions. The Company has had a moratorium in place since mid-2008 on new speculative construction loans.

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

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months ended March 31, 2013. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Three months ended March 31, 2013
Allowance for loan losses:
Beginning Balance	$941,456	$3,509,395	$311,297	$18,720	$897,368	$216,698	$120,702	$6,015,636
Charge-offs	—	(15,000)	—	—	(290,384)	—	—	(305,384)
Recoveries	1,000	14,988	20,000	—	—	694	—	36,682
Provision	903,859	(1,017,272)	(24,099)	12,394	139,415	(99,044)	54,961	(29,786)

Ending Balance	$1,846,315	$2,492,111	$307,198	$31,114	$746,399	$118,348	$175,663	$5,717,148

Ending balance: individually evaluated for impairment	$33,281	$706,027	$140,170	$—	$116,599	$2,161	$—	$998,238
Ending balance: collectively evaluated for impairment	1,813,034	1,786,084	167,028	31,114	629,800	116,187	175,663	4,718,910

Total Allowance for Loan Losses	$1,846,315	$2,492,111	$307,198	$31,114	$746,399	$118,348	$175,663	$5,717,148

Total Loans ending balance	$35,743,063	$242,506,736	$4,997,991	$9,454,753	$118,785,047	$49,456,298	$—	$460,943,888

Ending balance: individually evaluated for impairment	$182,258	$15,801,098	$1,862,038	$1,243,401	$13,246,901	$564,906	$—	$32,900,602

Ending balance : collectively evaluated for impairment	$35,560,805	$226,705,638	$3,135,953	$8,211,352	$105,538,146	$48,891,392	$—	$428,043,286

The following table sets forth activity in our allowance for loan losses, by loan type, for the year ended December 31, 2012. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
2012
Allowance for loan losses:
Beginning Balance	$882,062	$4,018,746	$867,159	$547,333	$2,550,588	$458,762	$60,022	$9,384,672
Charge-offs	(48,414)	(49,922)	(101,391)	—	(84,711)	(785,918)	—	(1,070,356)
Recoveries	10,861	66,951	—	—	—	2,731	—	80,543
Provision	96,947	(526,380)	(454,471)	(528,613)	(1,568,509)	541,123	60,680	(2,379,223)

Ending Balance	$941,456	$3,509,395	$311,297	$18,720	$897,368	$216,698	$120,702	$6,015,636

Ending balance: individually evaluated for impairment	$33,280	$728,607	$120,616	$—	$83,543	$2,368	$—	$968,414
Ending balance: collectively evaluated for impairment	908,176	2,780,788	190,681	18,720	813,825	214,330	120,702	5,047,222

Total Allowance for Loan Losses	$941,456	$3,509,395	$311,297	$18,720	$897,368	$216,698	$120,702	$6,015,636

Total Loans ending balance	$36,428,751	$247,495,321	$4,997,991	$4,851,768	$119,033,025	$51,343,626	$—	$464,150,482

Ending balance: individually evaluated for impairment	$219,509	$15,909,103	$1,862,038	$1,258,710	$13,567,175	$566,543	$—	$33,383,078

Ending balance : collectively evaluated for impairment	$36,209,242	$231,586,218	$3,135,953	$3,593,058	$105,465,850	$50,777,083	$—	$430,767,404

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

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at March 31, 2013:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$23,317,351	$3,126,861	$199,067,642	$8,628,492	$—	$—	$8,211,352	$—	$81,041,574	$22,002,165	$44,177,701	$3,811,719	$725,939	$394,110,796
Special Mention	953,573	—	13,159,253	5,322,832	—	—	—	—	5,308,486	4,370,725	106,801	562,744	—	29,784,414
Substandard	8,172,070	173,208	3,763,012	12,565,505	3,135,953	1,862,038	—	1,243,401	2,517,811	3,544,286	13,394	58,000	—	37,048,678

	$32,442,994	$3,300,069	$215,989,907	$26,516,829	$3,135,953	$1,862,038	$8,211,352	$1,243,401	$88,867,871	$29,917,176	$44,297,896	$4,432,463	$725,939	$460,943,888

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential
					Real Estate	Consumer	Totals
Performing	$35,560,805	$232,840,084	$3,135,953	$8,211,352	$112,722,950	$49,454,137	$441,925,281
Non Performing	182,258	9,666,652	1,862,038	1,243,401	6,062,097	2,161	19,018,607

Total	$35,743,063	$242,506,736	$4,997,991	$9,454,753	$118,785,047	$49,456,298	$460,943,888

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2012:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$25,563,777	$1,241,109	$203,149,356	$9,182,622	$—	$—	$3,593,058	$—	$77,368,459	$25,617,355	$46,102,332	$3,752,752	$765,469	$396,336,289
Special Mention	7,234,814	164,191	11,554,971	5,374,265	3,135,953	—	—	—	5,310,178	—	98,530	564,175	—	33,437,077
Substandard	2,014,401	210,459	8,503,630	9,730,477	—	1,862,038	—	1,258,710	2,524,186	8,212,847	2,368	58,000	—	34,377,116

	$34,812,992	$1,615,759	$223,207,957	$24,287,364	$3,135,953	$1,862,038	$3,593,058	$1,258,710	$85,202,823	$33,830,202	$46,203,230	$4,374,927	$765,469	$464,150,482

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals
Performing	$36,209,242	$237,764,844	$3,135,953	$3,593,058	$108,295,992	$51,341,258	$440,340,347
Non Performing	219,509	9,730,477	1,862,038	1,258,710	10,737,033	2,368	23,810,135

Total	$36,428,751	$247,495,321	$4,997,991	$4,851,768	$119,033,025	$51,343,626	$464,150,482

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at March 31, 2013:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans						Total Non-
2013	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Accrual and Past Due Loans
Commercial
Pass	$—	$—	$—	$—	$—	$250,000	$250,000
Substandard	—	—	182,258	182,258	—	500,000	682,258

Total Commercial	$—	$—	$182,258	$182,258	$—	$750,000	$932,258

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—
Substandard	$—	$—	$7,595,369	$7,595,369	$2,071,283	$860,762	$10,527,414

Total Commercial Real Estate	$—	$—	$7,595,369	$7,595,369	$2,071,283	$860,762	$10,527,414

Construction
Substandard	$—	$—	$1,862,038	$1,862,038	$—	$—	$1,862,038

Total Construction	$—	$—	$1,862,038	$1,862,038	$—	$—	$1,862,038

Construction to Permanent
Substandard	$—	$—	$—	$—	$1,243,401	$—	$1,243,401

Total Construction to Permanent	$—	$—	$—	$—	$1,243,401	$—	$1,243,401

Residential Real Estate
Special Mention	$—	$—	$—	$—	$—	$4,370,724	$4,370,724
Substandard	—	—	5,166,677	5,166,677	895,420	—	6,062,097

Total Residential Real Estate	$—	$—	$5,166,677	$5,166,677	$895,420	$4,370,724	$10,432,821

Consumer
Substandard	$—	$—	$—	$—	$2,161	$—	$2,161

Total Consumer	$—	$—	$—	$—	$2,161	$—	$2,161

Total	$—	$—	$14,806,342	$14,806,342	$4,212,265	$5,981,486	$25,000,093

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2012:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans						Total Non-
2012	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Accrual and Past Due Loans
Commercial
Special Mention	$—	$—	$—	$—	$—	$300,000	$300,000
Substandard	—	—	182,258	182,258	37,251	500,000	719,509

Total Commercial	$—	$—	$182,258	$182,258	$37,251	$800,000	$1,019,509

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$566,936	$566,936
Special Mention	—	—	—	—	—	—	—
Substandard	$—	$—	$7,629,819	$7,629,819	$2,100,658	$867,361	$10,597,838

Total Commercial Real Estate	$—	$—	$7,629,819	$7,629,819	$2,100,658	$1,434,297	$11,164,774

Construction
Substandard	$—	$—	$1,862,038	$1,862,038	$—	$—	$1,862,038

Total Construction	$—	$—	$1,862,038	$1,862,038	$—	$—	$1,862,038

Construction to Permanent
Substandard	$—	$—	$—	$—	$1,258,710	$—	$1,258,710

Total Construction to Permanent	$—	$—	$—	$—	$1,258,710	$—	$1,258,710

Residential Real Estate
Substandard	$—	$358,123	$10,231,542	$10,589,665	$147,368	$—	$10,737,033

Total Residential Real Estate	$—	$358,123	$10,231,542	$10,589,665	$147,368	$—	$10,737,033

Consumer
Substandard	$—	$—	$—	$—	$2,368	$—	$2,368

Total Consumer	$—	$—	$—	$—	$2,368	$—	$2,368

Total	$—	$358,123	$19,905,657	$20,263,780	$3,546,355	$2,234,297	$26,044,432

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these non-accrual loans was $19.0 million and $23.8 million at March 31, 2013, and December 31, 2012 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain troubled debt restructures (TDRs) are placed on non-accrual status.

Loans past due ninety days or more, and still accruing interest were $6.0 million and $2.2 million at March 31, 2013, and December 31, 2012 respectively, and consisted of four loans at March 31, 2013. Three of the four loans at March 31, 2013, totaling $1.6 million, were continuing to make interest payments, were past maturity and are in the process of being renewed. The other loan totaling $4.4 million was over 90 days past due as to payments, but was subsequently paid off.

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at March 31, 2013.

	Performing (Accruing) Loans
2013	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing Loans	Total Non- Accrual and Past Due Loans	Total Loans
Commercial
Pass	$7,450	$—	$7,450	$26,186,762	$26,194,212	$250,000	$26,444,212
Special Mention	6,664	—	6,664	946,909	953,573	—	953,573
Substandard	—	—	—	7,663,020	7,663,020	682,258	8,345,278

Total Commercial	$14,114	$—	$14,114	$34,796,691	$34,810,805	$932,258	$35,743,063

Commercial Real Estate
Pass	$—	$—	$—	$207,696,134	$207,696,134	$—	$207,696,134
Special Mention	—	—	—	18,482,085	18,482,085	—	18,482,085
Substandard	—	—	—	5,801,103	5,801,103	10,527,414	16,328,517

Total Commercial Real Estate	$—	$—	$—	$231,979,322	$231,979,322	$10,527,414	$242,506,736

Construction
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—
Substandard	—	3,135,953	3,135,953	—	3,135,953	1,862,038	4,997,991

Total Construction	$—	$3,135,953	$3,135,953	$—	$3,135,953	$1,862,038	$4,997,991

Construction to Permanent
Pass	$—	$—	$—	$8,211,352	$8,211,352	$—	$8,211,352
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,243,401	1,243,401

Total Construction to Permanent	$—	$—	$—	$8,211,352	$8,211,352	$1,243,401	$9,454,753

Residential Real Estate
Pass	$—	$—	$—	$103,043,739	$103,043,739	$—	$103,043,739
Special Mention	—	—	—	5,308,487	5,308,487	4,370,724	9,679,211
Substandard	—	—	—	—	—	6,062,097	6,062,097

Total Residential Real Estate	$—	$—	$—	$108,352,226	$108,352,226	$10,432,821	$118,785,047

Consumer
Pass	$3,823	$14,130	$17,953	$48,697,406	$48,715,359	$—	$48,715,359
Special Mention	7,670	—	7,670	661,875	669,545	—	669,545
Substandard	11,233	—	11,233	58,000	69,233	2,161	71,394

Total Consumer	$22,726	$14,130	$36,856	$49,417,281	$49,454,137	$2,161	$49,456,298

Total	$36,840	$3,150,083	$3,186,923	$432,756,872	$435,943,795	$25,000,093	$460,943,888

The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2012.

	Performing (Accruing) Loans
2012	31-60 Days Past Due	Greater Than 60 Days	Total Past Due	Current	Total Perfoming Loans	Total Non- Accrual and Past Due Loans	Total Loans
Commercial
Pass	$10,171	$—	$10,171	$26,494,715	$26,504,886	$300,000	$26,804,886
Special Mention	—	—	—	7,399,006	7,399,006	—	7,399,006
Substandard	—	—	—	1,505,350	1,505,350	719,509	2,224,859

Total Commercial	$10,171	$—	$10,171	$35,399,071	$35,409,242	$1,019,509	$36,428,751

Commercial Real Estate
Pass	$—	$—	$—	$211,765,042	$211,765,042	$566,936	$212,331,978
Special Mention	—	—	—	16,929,236	16,929,236	—	16,929,236
Substandard	—	—	—	7,636,269	7,636,269	10,597,838	18,234,107

Total Commercial Real Estate	$—	$—	$—	$236,330,547	$236,330,547	$11,164,774	$247,495,321

Construction
Special Mention	$—	$—	$—	$3,135,953	$3,135,953	$—	$3,135,953
Substandard	—	—	—	—	—	1,862,038	1,862,038

Total Construction	$—	$—	$—	$3,135,953	$3,135,953	$1,862,038	$4,997,991

Construction to Permanent
Pass	$—	$—	$—	$3,593,058	$3,593,058	$—	$3,593,058
Substandard	—	—	—	—	—	1,258,710	1,258,710

Total Construction to Permanent	$—	$—	$—	$3,593,058	$3,593,058	$1,258,710	$4,851,768

Residential Real Estate
Pass	$40,838	$—	$40,838	$102,944,976	$102,985,814	$—	$102,985,814
Special Mention	—	—	—	5,310,178	5,310,178	—	5,310,178
Substandard	—	—	—	—	—	10,737,033	10,737,033

Total Residential Real Estate	$40,838	$—	$40,838	$108,255,154	$108,295,992	$10,737,033	$119,033,025

Consumer
Pass	$—	$12,443	$12,443	$50,608,110	$50,620,553	$—	$50,620,553
Special Mention	—	—	—	662,705	662,705	—	662,705
Substandard	—	—	—	58,000	58,000	2,368	60,368

Total Consumer	$—	$12,443	$12,443	$51,328,815	$51,341,258	$2,368	$51,343,626

Total	$51,009	$12,443	$63,452	$438,042,598	$438,106,050	$26,044,432	$464,150,482

The following table summarizes impaired loans as of March 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$9,050	$93,944	$—
Commercial Real Estate	10,163,815	10,973,038	—
Construction	—	—	—
Construction to Permanent	1,243,401	1,425,000
Residential	12,579,962	14,901,575	—
Consumer	562,745	562,744	—

Total:	$24,558,973	$27,956,301	$—
With an allowance recorded:
Commercial	$173,208	$350,000	$33,281
Commercial Real Estate	5,637,283	5,956,910	706,027
Construction	1,862,038	2,013,663	140,170
Construction to Permanent	—	—	—
Residential	666,939	668,604	116,599
Consumer	2,161	2,334	2,161

Total:	$8,341,629	$8,991,511	$998,238
Commercial	$182,258	$443,944	$33,281
Commercial Real Estate	15,801,098	16,929,948	706,027
Construction	1,862,038	2,013,663	140,170
Construction to Permanent	1,243,401	1,425,000	—
Residential	13,246,901	15,570,179	116,599
Consumer	564,906	565,078	2,161

Total:	$32,900,602	$36,947,812	$998,238

Impaired loans consist of non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded.

The following table summarizes impaired loans as of December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$46,301	$131,195	$—
Commercial Real Estate	12,328,103	13,369,985	—
Construction	—	—	—
Construction to Permanent	1,258,710	1,425,000	—
Residential	10,760,965	12,786,388	—
Consumer	564,175	564,175	—

Total:	$24,958,254	$28,276,743	$—
With an allowance recorded:
Commercial	$173,208	$350,000	$33,280
Commercial Real Estate	3,581,000	3,606,947	728,607
Construction	1,862,038	2,013,663	120,616
Construction to Permanent	—	—	—
Residential	2,806,210	2,806,766	83,543
Consumer	2,368	2,506	2,368

Total:	$8,424,824	$8,779,882	$968,414
Commercial	$219,509	$481,195	$33,280
Commercial Real Estate	15,909,103	16,976,932	728,607
Construction	1,862,038	2,013,663	120,616
Construction to Permanent	1,258,710	1,425,000	—
Residential	13,567,175	15,593,154	83,543
Consumer	566,543	566,681	2,368

Total:	$33,383,078	$37,056,625	$968,414

The recorded investment of impaired loans at March 31, 2013 and December 31, 2012 was $32.9 million and $33.4 million, with related allowances of $1.0 million and $1.0 million, respectively.

Included in the tables above at March 31, 2013 and December 31, 2012 are loans with carrying balances of $24.6 million and $25.0 million that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves at March 31, 2013 and December 31, 2012 have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

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

The following table presents the total troubled debt restructured loans as of March 31, 2013:

	Accrual		Non-accrual		Total
	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	—	$—	2	$4,226,283	2	$4,226,283
Residential Real Estate	1	4,370,725	2	852,507	3	5,223,232
Construction to permanent	2	4,730,324	1	1,243,401	3	5,973,725
Consumer home equity	1	562,744	—	—	1	562,744

Total Troubled Debt Restructurings	4	$9,663,793	5	$6,322,191	9	$15,985,984

The following table presents the total troubled debt restructured loans as of December 31, 2012:

	Accrual		Non-accrual		Total
	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	—	$—	2	$4,255,658	2	$4,255,658
Residential Real Estate	—	—	3	5,519,232	3	5,519,232
Construction to permanent	—	—	1	1,258,710	1	1,258,710
Commercial	—	—	1	37,251	1	37,251
Consumer home equity	1	564,175	—	—	1	564,175

Total Troubled Debt Restructurings	1	$564,175	7	$11,070,851	8	$11,635,026

Two loans were modified in a troubled debt restructuring during the three months ended March 31, 2013. The following table summarizes loans that were modified in a troubled debt restructuring during the three months ended March 31, 2013.

	Three months ended March 31, 2013
		Pre-Modification		Post-Modification
	Number of	Outstanding Recorded	Number of	Outstanding Recorded
	Relationships	Investment	Relationships	Investment
Troubled Debt Restructurings
Construction to permanent	2	4,730,324	2	4,730,324

Total Troubled Debt Restructurings	2	$4,730,324	2	$4,730,324

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

During the three months ended March 31, 2013, two construction to permanent loans to one borrower in the amount of $3.7 million and $1.0 million were downgraded due to the financial hardship of the borrower. One commercial loan that was a troubled debt restructured loan at December 31, 2012 for $37,000 was paid off.

All troubled debt restructurings are impaired loans, which are individually evaluated for impairment.

Note 4: Deposits

The following table is a summary of the Company’s deposits at:

	March 31,	December 31,
	2013	2012
Non-interest bearing	$59,814,120	$65,176,125

Interest bearing
NOW	28,496,790	30,191,403
Savings	95,437,839	77,760,967
Money market	39,026,176	42,401,428
Time certificates, less than $100,000	150,970,564	160,610,601
Time certificates, $100,000 or more	117,940,802	121,142,374

Total interest bearing	431,872,171	432,106,773

Total Deposits (1)	$491,686,291	$497,282,898

(1)	Included in total deposits are $20.9 million and $24.7 million of deposits held for sale at March 31, 2013 and December 31, 2012, respectively.

Note 5: Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive to directors and employees of the Company by the grant of options, restricted stock awards or phantom stock units. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. 2,675,113 shares of stock remain available for issuance under the Plan as of March 31, 2013. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall make terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants are available only to directors and vest in quarterly installments over a four year period from the date of grant. The Compensation Committee accelerated the vesting of the initial grant of restricted stock in 2012, whereby the first year of the tranche vested immediately. Stock options were granted at an exercise price equal to $2.20 based on a price determined by the Compensation Committee and all have an expiration period of 10 years. The fair value of stock options granted on January 24, 2012, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.28 years utilizing the simplified method, risk-free rate of return of 1.28%, volatility of 61.29% and no dividend yield. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis.

During the three months ended March 31, 2013 and March 31, 2012, the Company recorded $7,651 and $79,631 of total stock-based compensation, respectively. During the quarter ended March 31, 2013, there were no awards granted under the 2012 Stock Plan.

The following table is a summary of the Company’s non-vested stock options as of March 31, 2013, and changes therein during the period then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding—December 31, 2012	850,000	$0.90	$2.20	10
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(642,500)	0.90	2.20	10

Outstanding—March 31, 2013	207,500	$0.90	$2.20	10

Exercisable—March 31, 2013	207,500	$—	$—	—

There is no expected future stock option expense related to the non-vested options outstanding as of March 31, 2013. See discussion on “Management Changes” on page 55.

The following is a summary of the status of the Company’s restricted shares as of March 31, 2013, and changes therein during the period then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	44,566	$1.73
Vested	(4,435)	1.65

Non-vested at March 31, 2013	40,131	$1.73

Expected future stock award expense related to the non-vested restricted awards as of March 31, 2013, is $69,226 over an average period of 2.37 years.

Note 6: Income Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at March 31, 2013. The deferred tax position has been affected by several significant transactions in prior years. These transactions include increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company is in a cumulative net loss position at March 31, 2013, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $15.8 million against its deferred tax asset at March 31, 2013. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

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

The stock options and non-vested restricted stock awards did not have an impact on the diluted earnings per share. The following is information about the computation of income (loss) per share for the three months ended March 31, 2013 and 2012:

Three months ended March 31, 2013

	Net Loss	Weighted Average Common Shares O/S	Amount
Basic and Diluted loss Per Share
Loss attributable to common shareholders	$(1,956,967)	38,435,597	$(0.05)

Three months ended March 31, 2012

	Net Income	Weighted Average Common Shares O/S	Amount
Basic and Diluted Income Per Share
Income attributable to common shareholders	$545,530	38,372,271	$0.01

Note 8: Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gains arising during the period	$54,961	$—	$54,961	$108,687	$(41,302)	$67,385
Reclassification adjustment for losses recognized in income	—	—	—	(8,042)	3,056	(4,986)

Unrealized holding gains on available for sale securities, net of taxes	$54,961	$—	$54,961	$100,645	$(38,246)	$62,399

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

Financial instruments whose contractual amounts represent credit risk at March 31, 2013 are as follows:

Commitments to extend credit:
Future loan commitments	$19,864,658
Home equity lines of credit	30,713,406
Unused lines of credit	36,328,703
Undisbursed construction loans	5,399,318
Financial standby letters of credit	7,000

$92,313,085

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial property, deposits and securities. Based on an analysis of unfunded commitments, the bank has established a reserve of $16,491 as of March 31, 2013.

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

The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2013 and December 31, 2012 were:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
The Company:
Total Capital (to Risk Weighted Assets)	$61,587	14.40%	$34,215	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	56,236	13.15%	17,106	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	56,236	9.22%	24,397	4.00%	N/A	N/A
The Bank:
Total Capital (to Risk Weighted Assets)	$60,378	14.13%	$34,184	8.00%	$42,730	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,503	12.88%	17,548	4.00%	26,321	6.00%
Tier 1 Capital (to Average Assets)	56,503	9.03%	25,029	4.00%	31,286	5.00%
December 31, 2012
The Company:
Total Capital (to Risk Weighted Assets)	$63,253	15.64%	$32,354	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,186	14.39%	16,174	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	58,186	9.33%	24,946	4.00%	N/A	N/A
The Bank:
Total Capital (to Risk Weighted Assets)	$61,908	15.31%	$32,349	8.00%	$40,468	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,840	14.05%	16,182	4.00%	24,280	6.00%
Tier 1 Capital (to Average Assets)	56,840	9.11%	24,957	4.00%	31,191	5.00%

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of March 31, 2013, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

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

Recent Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010. The Act is a significant piece of legislation that continues to have a major impact on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies. Management continues to evaluate the impact of the Act; however, uncertainty remains as to its operational impact, which could have a material adverse impact on the Company’s business, results of operations and financial condition. Many of the provisions of the Act are aimed at financial institutions that are significantly larger than the Company and the Bank. Notwithstanding this, there are many other provisions that the Company and the Bank are subject to and will have to comply with, including any new rules applicable to the Company and the Bank promulgated by the Bureau of Consumer Financial Protection, a new regulatory body dedicated to consumer protection. As rules and regulations are promulgated by the agencies responsible for implementing and enforcing the Act, the Company and the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

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

The following table details the financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
U.S. Government agency mortgage-backed securities	$—	$24,992,943	$—	$24,992,943
U.S. Government agency bonds	—	7,515,768	—	7,515,768
Corporate bonds	—	8,596,419	—	8,596,419

Securities available for sale	$—	$41,105,130	$—	$41,105,130

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
U.S. Government agency mortgage-backed securities	$—	$25,706,891	$—	$25,706,891
U.S. Government agency bonds		7,526,170	—	7,526,170
Corporate bonds	—	8,486,259	—	8,486,259

Securities available for sale	$—	$41,719,320	$—	$41,719,320

There were no transfers of assets between levels 1, 2 or 3 as of March 31, 2013 or December 31, 2012. Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables reflect financial assets measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired Loans (1)	$—	$—	$8,341,629	$8,341,629

Other real estate owned (2)	$—	$—	$3,764,640	$3,764,640

December 31, 2012
Impaired Loans (1)	$—	$—	$8,424,786	$8,424,786

Other real estate owned (2)	$—	$—	$4,873,844	$4,873,844

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.
(2)	Represents carrying value for which adjustments are based on the appraised value of the property.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of March 31, 2013 and December 31, 2012 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at March 31, 2013 and December 31, 2012 (in thousands):

		March 31, 2013		December 31, 2012
	Fair Value Hierarchy	Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$3,338	$3,338	$2,736	$2,736
Interest-bearing deposits due from banks	Level 1	57,714	57,714	67,567	67,567
Short-term investments	Level 1	711	711	711	711
Other investments	Level 2	3,500	3,500	3,500	3,500
Federal Reserve Bank stock	Level 1	1,694	1,694	1,730	1,730
Federal Home Loan Bank stock	Level 1	4,143	4,143	4,344	4,344
Loans receivable, net	Level 3	455,941	460,601	458,794	464,551
Accrued interest receivable	Level 1	1,886	1,886	1,894	1,894
Financial Liabilities:
Demand deposits	Level 1	$59,814	$59,814	$65,176	$65,176
Savings deposits	Level 1	95,438	95,438	77,761	77,761
Money market deposits	Level 1	39,026	39,026	42,401	42,401
NOW accounts	Level 1	28,497	28,497	30,191	30,191
Time deposits	Level 2	268,911	271,515	281,753	284,974
FHLB Borrowings	Level 2	50,000	52,312	50,000	52,448
Securities sold under repurchase agreements	Level 2	7,000	7,642	7,000	7,683
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Accrued interest payable	Level 1	1,306	1,306	1,241	1,241

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at March 31, 2013 and December 31, 2012. The estimated fair value of fee income on letters of credit at March 31, 2013 and December 31, 2012 was insignificant.

Note 12. Restructuring Charges and Asset Disposals

The Company recorded no restructuring charges for the three months ended March 31, 2013, compared to $368,000 in the same period as last year. These costs are included in restructuring charges and asset disposals in the Consolidated Statements of Operations.

During 2011, the Company announced that it would be undertaking a series of initiatives that are designed to transform and enhance its operations in order to strengthen the Company’s competitive position and return it to its goal of restored health and profitability.

On March 30, 2012, the Company announced that it would close the NYC branch, effective June 2012. During the first quarter of 2012, the Company also executed a workforce reduction of back office personnel to further reduce operating expenses. There were twelve employees in total affected by this announcement. This initiative resulted in a restructuring charge of $495,207, which was comprised of $445,429 for severance expenses for the branch and back office personnel, asset disposals of $39,445 and $10,333 in lease liabilities.

On June 29, 2012, the Company announced that it would be consolidating three more branches in its continued effort to reduce operating expenses. Restructuring charges for the consolidation of these branches of $444,285 were comprised of $247,163 for severance expenses, lease liability charges of $140,292 and $56,830 in asset disposals.

Restructuring reserves at March 31, 2013 for the restructuring activities taken in connection with these initiatives are comprised of the following:

	Balance at December 31, 2012	Expenses	Cash payments	Non-cash charges	Balance at March 31, 2013
Lease liability costs 2011	$172,999	$—	$—	$(36,203)	$136,796
Lease liability costs 2012	80,220	—	(22,112)	(8,716)	49,392

Total	$253,219	$—	$(22,112)	$(44,919)	$186,188

The restructuring reserves at March 31, 2013 are included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

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

ASU No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. ASU No 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013 and it did not have a material impact on the consolidated financial statements.

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

Summary

Bancorp reported a net loss of $2.0 million ($0.05 basic and diluted loss per share) for the quarter ended March 31, 2013, compared to net income of $546,000 ($0.01 basic and diluted income per share) for the quarter ended March 31, 2012. The primary reason for the decrease in the quarterly comparison is the decline in interest and fees on loans of $1.5 million due to the lower interest rate environment, $845,000 reduction of excess loan loss reserves recorded in the first quarter of 2012 and gains on sale of investment securities of $264,000 recorded in the first quarter of 2012. The sale of investment securities in the third quarter of the prior year resulted in lower interest income on investment securities of $230,000, partially offset by lower interest expense of $401,000. Bancorp’s net interest income for the quarter ended March 31, 2013 was $3.9 million compared to $5.2 million for the quarter ended March 31, 2012. Interest income and interest expense decreased by 23% and 20%, respectively, for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The significant decline in interest income is due primarily to the lower interest rate environment, loan payoffs, repricings and new loan originations at lower interest rates. Of the $1.7 million decline in interest income, $870,000 is due to lower interest rates and $816,000 is due to changes in the volume of interest earning assets. The decline in interest expense is primarily due to the reduction of total deposits and substantially lower interest rates paid on term deposits. Operating expenses increased $160,000 primarily due to increases in professional services of $274,000 for additional legal and audit fees, and other real estate operations of $152,000 due to higher carrying costs. Salaries and benefits increased $115,000. These were partially offset by restructuring charges of $368,000 recorded in the first quarter of 2012. There were no restructuring charges recorded this quarter.

Total assets decreased $9.0 million from $617.9 million at December 31, 2012 to $608.8 million at March 31, 2013. Cash and cash equivalents decreased $9.3 million from $71.0 million at December 31, 2012 to $61.8 million at March 31, 2013. The available-for-sale securities portfolio decreased $614,000 from $41.7 million at December 31, 2012 to $41.1 million March 31, 2013. This decrease is primarily due to principal paydowns of $632,000 on mortgage backed securities. The net loan portfolio decreased $2.9 million from $458.8 million at December 31, 2012 to $455.9 million at March 31, 2013. The decrease is primarily a result of loan payoffs. There were decreases in commercial loans of $5.0 million and consumer home equity loans of $1.8 million. These were partially offset with increases in construction to permanent loans of $4.6 million. Deposits decreased $5.6 million from $497.3 million at December 31, 2012 to $491.7 million at March 31, 2013. This was primarily due to decreases in certificates of deposit (CDs) of $12.8 million, money market accounts of $3.4 million and NOW accounts of $1.7 million due to the low interest rate environment and the planned reduction of higher cost deposit accounts. These were partially offset by increases of $17.7 million in savings accounts. Demand deposits decreased $5.4 million primarily as a result of decreases in personal checking accounts and official checks of $3.3 million and $2.5 million, respectively. The Bank continued to reduce its concentration in high cost of certificates of deposit. The overall cost of deposits decreased from 1.18% at December 31, 2012 to 1.08% at March 31, 2013. Borrowings remain unchanged at $65.2 million.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $9.3 million, or 13%, to $61.8 million at March 31, 2013 compared to $71.0 million at December 31, 2012. This decrease is primarily the result of a $5.0 million increase in loans originated for sale and $5.6 million reduction in deposits, partially offset by loan payoffs.

Investments

The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

	March 31,	December 31,
	2013	2012
U.S. Government Agency bonds	$7,515,768	$7,526,170
U.S. Government Agency mortgage-backed securities	24,992,943	25,706,891
Corporate bonds	8,596,419	8,486,259

Total Available-for-Sale Securities	$41,105,130	$41,719,320

Available-for-sale securities decreased $614,000, or 1%, from $41.7 million at December 31, 2012 to $41.1 million at March 31, 2013. This decrease is primarily due to principal pay downs of $632,000 on mortgage backed securities.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	March 31,	December 31,
	2013	2012
Real Estate
Commercial	$242,506,736	$247,495,321
Residential	118,785,047	119,033,025
Construction	4,997,991	4,997,991
Construction to permanent	9,454,753	4,851,768
Commercial	35,743,063	36,428,751
Consumer home equity	47,391,528	49,180,908
Consumer installment	2,064,770	2,162,718

Total Loans	460,943,888	464,150,482
Premiums on purchased loans	217,636	219,649
Net deferred costs	496,788	439,041
Allowance for loan losses	(5,717,148)	(6,015,636)

Loans receivable, net	$455,941,164	$458,793,536

Bancorp’s net loan portfolio decreased $2.9 million, or 1%, from $458.8 million at December 31, 2012 to $455.9 million at March 31, 2013. The decrease is primarily a result of loan payoffs. There were decreases in commercial real estate loans of $5.0 million and consumer home equity loans of $1.8 million. These were partially offset with increases in construction to permanent loans of $4.6 million.

At March 31, 2013, the net loan to deposit ratio was 93% and the net loan to total assets ratio was 75%. Excluding the deposits held for sale at March 31, 2013, the net loan to deposit ratio was 97%. At December 31, 2012, these ratios were 92% and 74%, respectively. Excluding the deposits held for sale at December 31, 2012, the net loan to deposit ratio was 97%.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available

As of the first quarter of 2012, the Bank had used a 12 quarter un-weighted average to calculate loss history. Beginning in the second quarter of 2012, the Bank implemented changes to the allowance methodology, resulting in a reduction of the allowance for loan losses of $1.1 million. In making this transition, the changes serve to update and enhance the methodology to better reflect the direction of the current loan portfolio. The changes are threefold:

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

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended
	March 31,	March 31,
(Thousands of dollars)	2013	2012
Balance at beginning of period	$6,016	$9,385
Charge-offs	(305)	(102)
Recoveries	36	24

Net Charge-offs	(269)	(78)

Provision charged to operations	(30)	(846)

Balance at end of period	$5,717	$8,461

Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.01%

Ratio of ALL / Gross Loans	1.24%	1.78%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $5.7 million, at March 31, 2013, which represents 1.24% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	March 31,	December 31,
(Thousands of dollars)	2013	2012
Loans past due over 90 days still accruing	$5,981	$2,234
Non accruing loans	19,019	23,810

Total	$25,000	$26,044

% of Total Loans	5.42%	5.60%
% of Total Assets	4.11%	4.22%

Loans delinquent over 90 days and still accruing aggregating $6.0 million are comprised of four loans, three of which have matured, continue to make payments and are in the process of being renewed. The fourth loan has subsequently been paid off. Impaired loans, which are comprised of non-accruing loans, troubled debt restructured loans, and loans previously classified as TDRs that have been upgraded, decreased by $482,000 to $32.9 million for the quarter ended March 31, 2013. Impaired loans are attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets. The Bank’s customers, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.

The $19.0 million of non-accrual loans at March 31, 2013 is comprised of 22 loans, for which a specific reserve of $998,000 has been established. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. Of the $19.0 million of non-accrual loans at March 31, 2013 borrowers of six loans with aggregate balances of $3.8 million continue to make loan payments and these loans are current within one and two months as to payments.

Potential Problem Loans

In addition to the above, there are $18.0 million of substandard accruing loans comprised of 16 loans and $29.8 million of special mention loans comprised of 38 loans for which management has a concern as to the ability of the borrowers to comply with the present repayment terms. All but $4.5 million of the substandard accruing loans and $10.1 million of the special mention loans continue to make timely payments and are within 30 days at March 31, 2013. Subsequently, $4.7 million of the $10.1 million of special mention loans have paid off.

Other Real Estate Owned

The following table is a summary of Bancorp’s other real estate owned at the dates shown:

	March 31, 2013	December 31, 2012
Residential construction	$—	$1,109,204
Residential real estate	3,764,640	3,764,640

Other real estate owned	$3,764,640	$4,873,844

The balance of other real estate owned at March 31, 2013 is comprised of one property with an aggregate carrying value of $3.8 million that was obtained through loan foreclosure proceedings. During the three months ended March 31, 2013, one OREO property was sold with an aggregate carrying value of $1.1 million.

Deferred Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at March 31, 2013. The deferred tax position has been affected by several significant transactions in prior years. These transactions include increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company is in a cumulative net loss position at March 31, 2013, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $15.8 million against its deferred tax asset at March 31, 2013. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. In the future, if the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	March 31,	December 31,
	2013	2012
Non-interest bearing	$59,814,120	$65,176,125

Interest bearing
NOW	28,496,790	30,191,403
Savings	95,437,839	77,760,967
Money market	39,026,176	42,401,428
Time certificates, less than $100,000	150,970,564	160,610,601
Time certificates, $100,000 or more	117,940,802	121,142,374

Total interest bearing	431,872,171	432,106,773

Total Deposits (1)	$491,686,291	$497,282,898

(1)	Included in total deposits are $20.9 million and $24.7 million of deposits held for sale at March 31, 2013 and December 31, 2012, respectively.

Total deposits decreased $5.6 million, or 1%, from $497.3 million at December 31, 2012 to $491.7 million at March 31, 2013. Interest bearing accounts decreased $235,000. This was primarily due to decreases in certificates of deposit (CDs) of $12.8 million, money market accounts of $3.4 million and NOW accounts of $1.7 million due to the low interest rate environment and the planned reduction of higher cost deposit accounts. These were partially offset by increases of $17.7 million in savings accounts. Demand deposits decreased $5.4 million primarily as a result of decreases in personal checking accounts and official checks of $3.3 million and $2.5 million, respectively, partially offset by an increase in commercial checking accounts of $456,000.

Borrowings

At March 31, 2013 and December 31, 2012, total borrowings were $65.2 million. In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $57.0 million in additional advances from the Federal Home Loan Bank of Boston, including a $2.0 million overnight line of credit. The Bank has also established a line of credit at the Federal Reserve Bank.

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.4346% at March 31, 2013), matures on March 26, 2033. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. The deferral in the first quarter of 2013 represented the sixteenth consecutive quarter of deferral. The Company continues to accrue and charge interest to operations. The Company may defer the payment of interest through March 2014, and all accrued interest must be paid at the completion of the deferral period, June 2014.

Capital

Capital decreased $1.9 million compared to December 31, 2012 primarily as a result of the net loss of $2.0 million for the three months ended March 31, 2013, partially offset the by the change in other comprehensive income.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased by $2.8 million from $89.5 million at December 31, 2012 to $92.3 million at March 31, 2013, due to increases of $3.3 million in future loan commitments and $2.2 million in undisbursed construction loans, partially offset by decreases of $3.3 million in unused lines of credit.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended March 31,
	2013			2012
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$465,895	$5,196	4.46%	$522,476	$6,665	5.10%
Investments	51,622	276	2.14%	75,378	510	2.71%
Interest bearing deposits in banks	57,095	28	0.21%	38,816	11	0.11%

Total interest earning assets	574,612	5,500	3.83%	636,670	7,186	4.51%

Cash and due from banks	5,504			4,993
Premises and equipment, net	3,991			3,929
Allowance for loan losses	(6,017)			(9,381)
Other assets	30,923			28,376

Total Assets	$609,013			$664,587

Interest bearing liabilities:
Deposits	$427,770	$1,129	1.06%	$479,761	$1,517	1.26%
FHLB advances	50,000	350	2.81%	55,176	357	2.59%
Subordinated debt	8,248	71	3.42%	8,248	76	3.69%
Other borrowings	7,000	76	4.37%	7,000	77	4.40%

Total interest bearing liabilities	493,018	1,626	1.32%	550,185	2,027	1.47%

Demand deposits	61,255			58,373
Accrued expenses and other liabilities	5,635			5,371
Shareholders’ equity	49,105			50,658

Total liabilities and equity	$609,013			$664,587

Net interest income		$3,874			$5,159

Interest margin			2.70%			3.24%

Interest spread			2.51%			3.04%

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

	Three months ended March 31,
	2013 vs 2012
	Increase (decrease) in Interest Income/Expense Due to change in:
	Volume	Rate	Total
	(dollars in thousands)
Interest earning assets:
Loans	$(680)	$(790)	$(1,470)
Investments	(140)	(94)	(234)
Interest bearing deposits in banks	4	14	18

Total interest earning assets	(816)	(870)	(1,686)

Interest bearing liabilities:
Deposits	$(158)	$(230)	$(388)
FHLB advances	(35)	29	(6)
Subordinated debt	—	(6)	(6)
Other borrowings	—	(1)	(1)

Total interest bearing liabilities	(193)	(208)	(401)

Net interest income	$(623)	$(662)	$(1,285)

For the quarter ended March 31, 2013, average interest earning assets decreased $62.1 million, or 10%, to $574.6 million from $636.7 million for the quarter ended March 31, 2012, resulting in interest income for Bancorp of $5.5 million compared to $7.2 million for the same period in 2012. Interest and fees on loans decreased $1.5 million or 22%, from $6.7 million for the quarter ended March 31, 2012 to $5.2 million for the quarter ended March 31, 2013. This decrease is primarily the result of lower average interest rates on new loan growth and a decrease of $56.6 million in the average balance of the loan portfolio. When compared to the same period last year, interest income on investments decreased by 61% due to a decrease of $23.8 million in the average balance of investments outstanding. Income on interest-bearing deposits in banks increased from $10,000 to $28,000 for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012, which is reflective of the increase in the yields earned on funds.

Total interest expense for the quarter ended March 31, 2013 of $1.6 million represents a decrease of $401,000, or 20%, compared to interest expense of $2.0 million for the same period last year. This decrease in interest expense is the result of a decrease in the average balances of interest-bearing liabilities. Average balances of interest bearing deposit accounts decreased $52.0 million, or 11%, which is comprised primarily of decreases in certificates of deposit, money market and NOW accounts of $12.8 million, $3.4 million and $1.7 million, respectively. These were partially offset by increases in savings accounts of $17.7 million. In addition, lower interest rates contributed to the overall decrease of $388,000 in interest expense on deposits. Average FHLB advances decreased by $5.2 million, resulting in a decrease of $7,000 in interest expense. Interest expense on the junior subordinated debt and borrowed funds decreased by $6,000.

As a result of the above, Bancorp’s net interest income decreased $1.3 million or 25%, to $3.9 million for the three months ended March 31, 2013 compared to $5.2 million for the same period last year. The net interest margin for the three months ended March 31, 2013 was 2.70% as compared to 3.24% for the three months ended March 31, 2012 as a result of the various reasons mentioned above.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses released from operations for the three months ended March 31, 2013 was $30,000, compared to a reduction of $845,000 from the loan loss provision for the three months ended March 31, 2012 due to the reduction of the loan portfolio and improvement in credit quality. The allowance for loan losses decreased by $298,000 from December 31, 2012 to March 31, 2013 due primarily to $30,000 release of excess reserves, as previously discussed, after net charge-offs of $269,000.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income decreased $263,000 from $750,000 for the quarter ended March 31, 2012 to $487,000 for the quarter ended March 31, 2013. This is primarily due to gains recognized on the sale loans of $264,000 in the first quarter of 2012. Mortgage banking activity and loan application fees increased $34,000 and 23,000, respectively, when compared to the same period last year. These were partially offset by decreases in fees and service charges on deposits and in earnings on the cash surrender value of life insurance of $57,000 and $16,000, respectively.

Non-interest expenses

Non-interest expenses increased $160,000 or 3% from $6.2 million to $6.4 million for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012. This increase is primarily due to increases in professional services of $274,000 for additional legal and audit fees, and other real estate operations of $152,000 due to higher carrying costs. Salaries and benefits increased $115,000. These were partially offset by $368,000 of restructuring charges recorded in the first quarter of last year. In addition, the impact of the restructuring in the prior year resulted in lower insurance and occupancy expenses of $90,000 and $85,000, respectively.

LIQUIDITY

Bancorp’s liquidity ratio was 17% at March 31, 2013 compared to 24% at March 31, 2012. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at March 31, 2013 and December 31, 2012 respectively:

	March 31, 2013	December 31, 2012
Tier 1 Leverage Capital	9.22%	9.33%
Tier 1 Risk-based Capital	13.15%	14.39%
Total Risk-based Capital	14.40%	15.64%

The following table illustrates the Bank’s regulatory capital ratios at March 31, 2013 and December 31, 2012 respectively:

	March 31, 2013	December 31, 2012
Tier 1 Leverage Capital	9.03%	9.11%
Tier 1 Risk-based Capital	12.88%	14.05%
Total Risk-based Capital	14.13%	15.31%

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

MANAGEMENT CHANGES

As previously reported on February 26, 2013, the Company announced the appointment of Kenneth T. Neilson as President and Chief Executive Officer of both the Company and the Bank effective March 18, 2013. This is following the departure of Christopher Maher, who resigned as President, CEO and director for personal reasons.

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

March 31, 2013
	Net Interest Income				Net Portfolio Value
Projected Interest	Estimated	$	Change	% Change	Estimated	$	Change	% Change
Rate Scenario	Value		from Base	from Base	Value		from Base	from Base
+200	17,622		1,357	8.34%	60,090		(6,262)	-9.44%
+100	17,056		791	4.86%	63,362		(2,990)	-4.51%
BASE	16,265				66,352
-100	16,355		90	0.55%	67,102		750	1.12%
-200	16,312		47	0.29%	70,087		3,735	5.63%

December 31, 2012
	Net Interest Income				Net Portfolio Value
Projected Interest	Estimated	$	Change	% Change	Estimated	$	Change	% Change
Rate Scenario	Value		from Base	from Base	Value		from Base	from Base
+200	21,113		2,434	13.03%	46,403		(8,067)	-14.81%
+100	20,011		1,332	7.13%	50,576		(3,894)	-7.15%
BASE	18,679				54,470
-100	18,873		194	1.04%	58,725		4,255	7.81%
-200	18,819		140	0.75%	69,726		15,256	28.01%

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

There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II—OTHER INFORMATION.

Item 1: Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 1A: Risk Factors

During the three months ended March 31, 2013, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6: Exhibits

No.	Description

2	Agreement and Plan of Reorganization dated as of June 28, 1999 between Bancorp and the Bank (incorporated by reference to Exhibit 2 to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

2.1	Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated December 17, 2009).

2.2	Amendment to Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of May 3, 2010 (incorporated by reference to Exhibit 10(a) to Bancorp’s Current Report on Form 8-K dated May 4, 2010).

3(i)	Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)(A)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to Bancorp’s Annual Report on Form 10- KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

3(i)(B)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006 (commission File No. 000-29599)).

No.	Description

3(i)(C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to Bancorp’s current report Form 8-K dated October 21, 2010.

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599))

10(a)(1)	2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

10(a)(2)	2012 Stock Plan of Bancorp (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011.

10(a)(6)	Change of Control Agreement, dated as of January 1, 2007 among Robert F. O’Connell, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(6) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(14)	Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(14) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(15)	Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to Bancorp’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

10(a)(16)	Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10(a)(16) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 000-29599)).

10(a)(17)	Financial Services Agreement dated November 8, 2011 of Bancorp (incorporated by reference to Exhibit 10(a)(20) on the Quarterly Report on Form 10-Q dated November 10, 2011.

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

No.	Description

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

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

PATRIOT NATIONAL BANCORP, INC. (Registrant)

By:	/s/ William C. Gray
William C. Gray,
Executive Vice President
Chief Financial Officer

(On behalf of the registrant and as
chief financial officer)

May 14, 2013