Form 10-Q
period 2013-06-30
PATRIOT NATIONAL BANCORP INC
filed 2013-08-12
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

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

Common stock, $0.01 par value per share, 38,445,326 shares outstanding as of the close of business July 31, 2013.

PART I - FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$3,866,156	$2,736,486
Interest bearing deposits	20,509,127	67,567,155
Short-term investments	711,213	710,766

Total cash and cash equivalents	25,086,496	71,014,407
Securities:
Available for sale securities, at fair value (Note 2)	39,543,075	41,719,320
Other Investments	3,500,000	3,500,000
Federal Reserve Bank stock, at cost	1,634,100	1,730,200
Federal Home Loan Bank stock, at cost	4,142,600	4,343,800

Total securities	48,819,775	51,293,320
Loans receivable (net of allowance for loan losses: 2013: $5,322,070 2012: $6,015,636) (Note 3)	447,813,433	458,793,536
Loans held for sale	11,551,869	1,527,299
Accrued interest and dividends receivable	1,710,690	1,894,292
Premises and equipment, net	6,420,178	4,288,372
Cash surrender value of life insurance	21,770,880	21,501,703
Other real estate owned	3,845,041	4,873,844
Deferred tax asset (Note 6)	—	—
Other assets	1,785,598	2,580,118
Other branch related assets held for sale	—	88,244

Total assets	$568,803,960	$617,855,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$63,869,164	$61,459,959
Interest bearing deposits	413,773,710	411,117,558
Deposits held for sale	—	24,705,381

Total deposits	477,642,874	497,282,898
Borrowings:
Repurchase agreements	—	7,000,000
Federal Home Loan Bank borrowings	35,000,000	50,000,000

Total borrowings	35,000,000	57,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	4,773,320	5,756,439

Total liabilities	525,664,194	568,287,337

Commitments and Contingencies (Note 9)
Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2013 & 2012: 38,491,819 shares issued; 38,445,326 shares outstanding	384,570	384,918
Additional paid-in capital	105,371,239	105,355,680
Accumulated deficit	(61,263,793)	(55,394,995)
Less: Treasury stock, at cost: 2013 and 2012 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive loss	(1,192,225)	(617,780)

Total shareholders’ equity	43,139,766	49,567,798

Total liabilities and shareholders’ equity	$568,803,960	$617,855,135

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and Dividend Income
Interest and fees on loans	$5,045,335	$5,811,733	$10,241,227	$12,477,525
Interest on investment securities	225,829	426,658	473,565	903,688
Dividends on investment securities	29,205	31,879	58,063	65,160
Other interest income	9,252	40,160	37,612	50,638

Total interest and dividend income	5,309,621	6,310,430	10,810,467	13,497,011

Interest Expense
Interest on deposits	1,032,813	1,421,170	2,161,527	2,938,014
Interest on Federal Home Loan Bank borrowings	167,183	354,591	518,203	711,428
Interest on subordinated debt	70,926	74,677	141,555	151,244
Interest on other borrowings	5,918	76,927	81,999	153,853

Total interest expense	1,276,840	1,927,365	2,903,284	3,954,539

Net interest income	4,032,781	4,383,065	7,907,183	9,542,472
Provision for Loan Losses	—	(1,713,425)	(29,786)	(2,558,827)

Net interest income after provision for loan losses	4,032,781	6,096,490	7,936,969	12,101,299

Non-interest Income
Mortgage banking activity	118,738	22,117	164,972	34,537
Loan application, inspection & processing fees	115,890	15,986	153,920	30,713
Fees and service charges	211,100	227,064	382,611	455,732
Gain on sale of loans	28,310	—	28,310	263,646
Loss on sale of investment securities	—	—	—	(8,042)
Gain on sale of branch assets and deposits	50,643	—	50,643	—
Earnings on cash surrender value of life insurance	142,068	120,294	269,177	262,963
Other income	101,753	69,639	206,350	165,548

Total non-interest income	768,502	455,100	1,255,983	1,205,097

Non-interest Expense
Salaries and benefits	2,576,453	2,725,721	5,581,767	5,616,445
Occupancy and equipment expense	935,947	1,135,113	1,974,755	2,258,697
Data processing	288,170	345,704	659,616	691,725
Advertising and promotional expense	75,541	8,234	118,022	25,963
Professional and other outside services	770,296	854,268	1,658,886	1,469,350
Loan administration and processing expense	73,590	45,624	151,076	53,904
Regulatory assessments	304,803	462,153	678,305	872,154
Insurance expense	83,161	108,775	161,919	278,020
Other real estate operations	55,089	16,351	56,935	(133,896)
Material and communications	102,351	132,734	208,430	263,912
Restructuring charges and asset disposals (Note 12)	394,458	126,730	394,458	495,207
Prepayment penalty on borrowings	2,710,757	—	2,710,757	—
Other operating expense	342,498	244,901	727,904	524,103

Total non-interest expense	8,713,114	6,206,308	15,082,830	12,415,584

(Loss) income before income taxes	(3,911,831)	345,282	(5,889,878)	890,812
Benefit for Income Taxes	—	—	(21,080)	—

Net (loss) income	$(3,911,831)	$345,282	$(5,868,798)	$890,812

Basic and diluted (loss) income per share (Note 7)	$(0.10)	$0.01	$(0.15)	$0.02

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) income	$(3,911,831)	$345,282	$(5,868,798)	$890,812
Other comprehensive income:
Unrealized holding (losses) gains on securities, net of taxes:
Unrealized holding (losses) gains arising during the period	(629,406)	122,856	(574,445)	190,241
Less reclassification adjustment for net gains included in net income	—	—	—	(4,986)

Total	(629,406)	122,856	(574,445)	185,255

Comprehensive (loss) income	$(4,541,237)	$468,138	$(6,443,243)	$1,076,067

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Stock	Income (Loss)	Total
Six months ended June 30, 2012
Balance at December 31, 2011	38,362,727	$383,744	$105,050,433	$(54,858,831)	$(160,025)	$134,339	$50,549,660
Comprehensive income
Net income	—	—	—	890,812	—	—	890,812
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	185,255	185,255

Total comprehensive income							1,076,067

Share-based compensation expense			133,128				133,128
Issuance of restricted stock	104,346	1,043	(1,043)				—

Balance, June 30, 2012	38,467,073	$384,787	$105,182,518	$(53,968,019)	$(160,025)	$319,594	$51,758,855

Six months ended June 30, 2013
Balance at December 31, 2012	38,480,114	$384,918	$105,355,680	$(55,394,995)	$(160,025)	$(617,780)	$49,567,798
Comprehensive loss
Net loss	—	—	—	(5,868,798)	—	—	(5,868,798)
Unrealized holding loss on available for sale securities, net of taxes	—	—	—	—	—	(574,445)	(574,445)

Total comprehensive loss							(6,443,243)

Share-based compensation expense			15,211				15,211
Redemption of restricted stock	(34,788)	(348)	348				—

Balance, June 30, 2013	38,445,326	$384,570	$105,371,239	$(61,263,793)	$(160,025)	$(1,192,225)	$43,139,766

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net (loss) income:	$(5,868,798)	$890,812
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Restructuring charges and asset disposals	302,617	(5,049)
Amortization and accretion of investment premiums and discounts, net	87,510	213,178
Amortization and accretion of purchase loan premiums and discounts, net	15,848	7,272
Provision for loan losses	(29,786)	(2,558,827)
Gain on sale of loans	(28,310)	(263,646)
Gain on sale of mortgage loans	(160,488)	—
Originations of mortgage loans held for sale	(28,975,427)	—
Proceeds from sales of mortgage loans held for sale	19,111,345	—
Loss on sale of investment securities	—	8,042
Earnings on cash surrender value of life insurance	(269,177)	(262,964)
Depreciation and amortization	587,765	606,350
Gain on sale of other real estate owned	(200,383)	(201,355)
Proceeds from sale of branch assets and deposits	126,875	—
Gain on sale of branch assets and deposits	(50,643)	—
Share-based compensation	15,211	133,128
Changes in assets and liabilities:	—
(Increase) decrease in net deferred loan costs	(109,655)	36,089
Decrease in accrued interest and dividends receivable	183,602	163,833
Decrease in other assets	794,520	571,248
Decrease in accrued expenses and other liabilities	(1,285,736)	(61,423)

Net cash used in operating activities	(15,753,110)	(723,312)

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	1,514,290	5,039,296
Proceeds from the sale of available for sale securities	—	5,165,626
Purchases of Federal Reserve Bank stock	—	(12,550)
Proceeds from repurchase of excess stock by Federal Reserve Bank	96,100	—
Proceeds from repurchase of excess stock by Federal Home Loan Bank	201,200	164,500
Proceeds from sale of loans	10,655,482	67,126,928
Net decrease (increase) in loans	476,524	(47,966,735)
Proceeds from sale of other real estate owned	1,309,587	1,823,435
Capital improvements of other real estate owned	(80,401)	(89,051)
Purchase of bank premises and equipment, net	(2,707,559)	(252,341)

Net cash provided by investing activities	11,465,223	30,999,108

Cash Flows from Financing Activities:
Net increase in demand, savings and money market deposits	17,102,802	7,813,928
Net decrease in time certificates of deposits	(22,204,621)	(30,627,566)
Decrease in deposits held for sale	(14,538,205)	—
Decrease in FHLB borrowings	(15,000,000)	—
Decrease in repurchase agreements	(7,000,000)	—

Net cash used in financing activities	(41,640,024)	(22,813,638)

Net (decrease) increase in cash and cash equivalents	(45,927,911)	7,462,158
Cash and Cash Equivalents:
Beginning	71,014,407	55,425,376

Ending	$25,086,496	$62,887,534

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Supplemental disclosures of cash flow information
Interest paid	$2,866,328	$3,807,140

Income taxes paid	$2,750	$—

Supplemental disclosures of noncash operating, investing and financing activities:
Unrealized holding (loss) gain on available for sale securities arising during the period	$(574,445)	$306,842

Transfer of loans to other real estate owned	$—	$1,238,144

Transfer of other real estate owned to premises and equipment	$—	$950,000

Reduction in deposits held for sale	$10,167,176	$—

Reduction in branch assets held for sale	$12,012	$—

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:	Basis of Financial Statement Presentation

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for the remainder of 2013.

Note 2:	Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available-for-sale securities at June 30, 2013 and December 31, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013:
U. S. Government agency bonds	$7,500,000	$—	$(311,397)	$7,188,603
U. S. Government agency mortgage-backed securities	24,235,300	—	(490,921)	23,744,379
Corporate bonds	9,000,000	—	(389,907)	8,610,093

	$40,735,300	$—	$(1,192,225)	$39,543,075

December 31, 2012:
U. S. Government agency bonds	$7,500,000	$26,170	$—	$7,526,170
U. S. Government agency mortgage-backed securities	25,837,100	—	(130,209)	25,706,891
Corporate bonds	9,000,000	—	(513,741)	8,486,259

	$42,337,100	$26,170	$(643,950)	$41,719,320

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at June 30, 2013 and December 31, 2012:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2013:
U. S. Government agency bonds	$7,188,603	$(311,397)	$—	$—	$7,188,603	$(311,397)
U. S. Government agency mortgage - backed securities	23,690,508	(490,921)	—	—	23,690,508	(490,921)
Corporate bonds	—	—	8,610,093	(389,907)	8,610,093	(389,907)

Totals	$30,879,111	$(802,318)	$8,610,093	$(389,907)	$39,489,204	$(1,192,225)

December 31, 2012:
U. S. Government agency mortgage - backed securities	$25,670,832	$(130,209)	$—	$—	$25,670,832	$(130,209)
Corporate bonds	2,842,368	(157,632)	5,643,891	(356,109)	8,486,259	(513,741)

Totals	$28,513,200	$(287,841)	$5,643,891	$(356,109)	$34,157,091	$(643,950)

At June 30, 2013, eleven securities had unrealized holding losses with aggregate depreciation of 2.9% from the amortized cost. At December 31, 2012, nine securities had unrealized losses with aggregate depreciation of 1.9% from the amortized cost.

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

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on corporate debt and bonds issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound. The corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. The Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company therefore does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

The amortized cost and fair value of available-for-sale debt securities at June 30, 2013 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

	Amortized Cost	Fair Value
Maturity:
Corporate bonds 5 to 10 years	$9,000,000	$8,610,093
U.S. Government agency bonds 5 to 10 years	7,500,000	7,188,603
U.S. Government agency mortgage-backed securities	24,235,300	23,744,379

Total	$40,735,300	$39,543,075

Note 3:	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
Real Estate
Commercial	$236,223,829	$247,495,321
Residential	117,416,181	119,033,025
Construction	3,470,518	4,997,991
Construction to permanent	9,904,369	4,851,768
Commercial	36,278,299	36,428,751
Consumer home equity	47,097,674	49,180,908
Consumer installment	1,992,136	2,162,718

Total Loans	452,383,006	464,150,482
Premiums on purchased loans	203,801	219,649
Net deferred costs	548,696	439,041
Allowance for loan losses	(5,322,070)	(6,015,636)

Loans receivable, net	$447,813,433	$458,793,536

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$5,717,148	$8,460,943	$6,015,636	$9,384,672
Provision for loan losses	—	(1,713,425)	(29,786)	(2,558,827)
Loans charged-off	(411,790)	(90,739)	(717,174)	(193,223)
Recoveries of loans previously charged-off	16,712	16,869	53,394	41,026

Balance, end of period	$5,322,070	$6,673,648	$5,322,070	$6,673,648

At June 30, 2013 and December 31, 2012, the unpaid balances of loans 90 days or more past maturity, and still accruing interest were $1.7 million and $2.2 million, respectively. All of the 4 loans at June 30, 2013, totaling $1.7 million, were continuing to make interest payments, were past maturity and are in the process of being renewed.

The unpaid principal balances of loans on nonaccrual status and considered impaired were $26.6 million at June 30, 2013 and $23.8 million at December 31, 2012. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $373,000 of additional income during the quarter ended June 30, 2013 and $274,000 during the quarter ended June 30, 2012. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $679,000 of additional income for the six months ended June 30, 2013 and $584,000 for the six months ended June 30, 2012.

For the three months ended June 30, 2013 and 2012, the interest collected and recognized as income on impaired loans, which includes non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded, was approximately $96,000 and $0 respectively. For the six months ended June 30, 2013 and 2012, the interest income collected and recognized on impaired loans was approximately $220,000 and $180,000 respectively. The average recorded investment in impaired loans for the three and six months ended June 30, 2013 was $31.7 million and $32.4 million respectively.

At June 30, 2013, there were 7 loans totaling $10.7 million that were considered “troubled debt restructurings,” as compared to December 31, 2012 when there were 8 loans totaling $11.6 million, all of which were included in impaired loans. At June 30, 2013, 2 of the 7 loans aggregating $4.7 million were accruing loans and 5 loans aggregating $6.0 million were non-accruing loans.

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

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months ended June 30, 2013. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

Three months ended June 30, 2013	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,846,315	$2,492,111	$307,198	$31,114	$746,399	$118,348	$175,663	$5,717,148
Charge-offs	—	(275,000)	(23,104)	—	(94,733)	(18,953)	—	(411,790)
Recoveries	1,000	14,988	—	—	612	112	—	16,712
Provision	(125,627)	(279,015)	(47,610)	(7,520)	281,683	144,442	33,647	—

Ending Balance	$1,721,688	$1,953,084	$236,484	$23,594	$933,961	$243,949	$209,310	$5,322,070

Ending balance: individually evaluated for impairment	$1,250,663	$538,714	$236,484	$—	$158,247	$1,936	$—	$2,186,044
Ending balance: collectively evaluated for impairment	471,025	1,414,370	—	23,594	775,714	242,013	209,310	3,136,026

Total Allowance for Loan Losses	$1,721,688	$1,953,084	$236,484	$23,594	$933,961	$243,949	$209,310	$5,322,070

Total Loans ending balance	$36,278,299	$236,223,829	$3,470,518	$9,904,369	$117,416,181	$49,089,810	$—	$452,383,006

Ending balance:
individually evaluated for impairment	$6,348,925	$15,614,812	$3,470,518	$1,228,429	$8,754,261	$599,822	$—	$36,016,767

Ending balance :
collectively evaluated for impairment	$29,929,374	$220,609,017	$—	$8,675,940	$108,661,920	$48,489,988	$—	$416,366,239

The following table sets forth activity in our allowance for loan losses, by loan type, for the six months ended June 30, 2013. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

Six months ended June 30, 2013	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$941,456	$3,509,395	$311,297	$18,720	$897,368	$216,698	$120,702	$6,015,636
Charge-offs	—	(290,000)	(23,104)	—	(385,117)	(18,953)	—	(717,174)
Recoveries	2,000	29,976	20,000	—	612	806	—	53,394
Provision	778,232	(1,296,287)	(71,709)	4,874	421,098	45,398	88,608	(29,786)

Ending Balance	$1,721,688	$1,953,084	$236,484	$23,594	$933,961	$243,949	$209,310	$5,322,070

Ending balance: individually evaluated for impairment	$1,250,663	$538,714	$236,484	$—	$158,247	$1,936	$—	$2,186,044
Ending balance: collectively evaluated for impairment	471,025	1,414,370	—	23,594	775,714	242,013	209,310	3,136,026

Total Allowance for Loan Losses	$1,721,688	$1,953,084	$236,484	$23,594	$933,961	$243,949	$209,310	$5,322,070

Total Loans ending balance	$36,278,299	$236,223,829	$3,470,518	$9,904,369	$117,416,181	$49,089,810	$—	$452,383,006

Ending balance:
individually evaluated for impairment	$6,348,925	$15,614,812	$3,470,518	$1,228,429	$8,754,261	$599,822	$—	$36,016,767

Ending balance :
collectively evaluated for impairment	$29,929,374	$220,609,017	$—	$8,675,940	$108,661,920	$48,489,988	$—	$416,366,239

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

The Company monitors the credit quality of its loans receivable on an ongoing manner. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that internally assigned risk ratings and loan-to-value ratios (LTVs), at period end, are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans receivable. Loan-to-value ratios used by management in monitoring credit quality are based on current period loan balances and the most recent appraisal, which may be the original appraisal.

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

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at June 30, 2013:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$24,279,503	$2,506,139	$196,311,404	$6,837,773	$—	$—	$8,675,940	$—	$86,632,838	$24,827,976	$43,847,982	$4,478,031	$657,208	$399,054,794
Special Mention	946,488	—	12,619,340	5,272,043	—	—	—	—	—	—	934	—	—	18,838,805
Substandard	2,206,295	6,339,874	4,106,228	11,077,041	3,135,518	335,000	—	1,228,429	2,011,433	3,943,934	47,655	58,000	—	34,489,407

	$27,432,286	$8,846,013	$213,036,972	$23,186,857	$3,135,518	$335,000	$8,675,940	$1,228,429	$88,644,271	$28,771,910	$43,896,571	$4,536,031	$657,208	$452,383,006

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals
Performing	$29,929,374	$226,700,322	$—	$8,675,940	$111,460,814	$49,051,340	$425,817,790
Non Performing	6,348,925	9,523,507	3,470,518	1,228,429	5,955,367	38,470	26,565,216

Total	$36,278,299	$236,223,829	$3,470,518	$9,904,369	$117,416,181	$49,089,810	$452,383,006

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2012:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$25,563,777	$1,241,109	$203,149,356	$9,182,622	$—	$—	$3,593,058	$—	$77,368,459	$25,617,355	$46,102,332	$3,752,752	$765,469	$396,336,289
Special Mention	7,234,814	164,191	11,554,971	5,374,265	3,135,953	—	—	—	5,310,178	—	98,530	564,175	—	33,437,077
Substandard	2,014,401	210,459	8,503,630	9,730,477	—	1,862,038	—	1,258,710	2,524,186	8,212,847	2,368	58,000	—	34,377,116

	$34,812,992	$1,615,759	$223,207,957	$24,287,364	$3,135,953	$1,862,038	$3,593,058	$1,258,710	$85,202,823	$33,830,202	$46,203,230	$4,374,927	$765,469	$464,150,482

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals
Performing	$36,209,242	$237,764,844	$3,135,953	$3,593,058	$108,295,992	$51,341,258	$440,340,347
Non Performing	219,509	9,730,477	1,862,038	1,258,710	10,737,033	2,368	23,810,135

Total	$36,428,751	$247,495,321	$4,997,991	$4,851,768	$119,033,025	$51,343,626	$464,150,482

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at June 30, 2013:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans
2013	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non- Accrual and Past Due Loans
Commercial
Pass	$—	$—	$—	$—	$—	$49,765	$49,765
Substandard	—	—	6,348,925	6,348,925	—	750,000	7,098,925

Total Commercial	$—	$—	$6,348,925	$6,348,925	$—	$799,765	$7,148,690

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—
Substandard	$—	$—	$7,482,251	$7,482,251	$2,041,256	$854,162	$10,377,669

Total Commercial Real Estate	$—	$—	$7,482,251	$7,482,251	$2,041,256	$854,162	$10,377,669

Construction
Substandard	$—	$—	$3,470,518	$3,470,518	$—	$—	$3,470,518

Total Construction	$—	$—	$3,470,518	$3,470,518	$—	$—	$3,470,518

Construction to Permanent
Substandard	$—	$—	$—	$—	$1,228,429	$—	$1,228,429

Total Construction to Permanent	$—	$—	$—	$—	$1,228,429	$—	$1,228,429

Residential Real Estate
Special Mention	$—	$—	$—	$—	$—	$—	$—
Substandard	—	—	5,217,476	5,217,476	737,891	—	5,955,367

Total Residential Real Estate	$—	$—	$5,217,476	$5,217,476	$737,891	$—	$5,955,367

Consumer
Substandard	$1,936	$—	$36,534	$38,470	$—	$—	$38,470

Total Consumer	$1,936	$—	$36,534	$38,470	$—	$—	$38,470

Total	$1,936	$—	$22,555,704	$22,557,640	$4,007,576	$1,653,927	$28,219,143

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2012:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans
2012	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non- Accrual and Past Due Loans
Commercial
Special Mention	$—	$—	$—	$—	$—	$300,000	$300,000
Substandard	—	—	182,258	182,258	37,251	500,000	719,509

Total Commercial	$—	$—	$182,258	$182,258	$37,251	$800,000	$1,019,509

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$566,936	$566,936
Special Mention	—	—	—	—	—	—	—
Substandard	$—	$—	$7,629,819	$7,629,819	$2,100,658	$867,361	$10,597,838

Total Commercial Real Estate	$—	$—	$7,629,819	$7,629,819	$2,100,658	$1,434,297	$11,164,774

Construction
Substandard	$—	$—	$1,862,038	$1,862,038	$—	$—	$1,862,038

Total Construction	$—	$—	$1,862,038	$1,862,038	$—	$—	$1,862,038

Construction to Permanent
Substandard	$—	$—	$—	$—	$1,258,710	$—	$1,258,710

Total Construction to Permanent	$—	$—	$—	$—	$1,258,710	$—	$1,258,710

Residential Real Estate
Substandard	$—	$358,123	$10,231,542	$10,589,665	$147,368	$—	$10,737,033

Total Residential Real Estate	$—	$358,123	$10,231,542	$10,589,665	$147,368	$—	$10,737,033

Consumer
Substandard	$—	$—	$—	$—	$2,368	$—	$2,368

Total Consumer	$—	$—	$—	$—	$2,368	$—	$2,368

Total	$—	$358,123	$19,905,657	$20,263,780	$3,546,355	$2,234,297	$26,044,432

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these non-accrual loans was $26.6 million and $23.8 million at June 30, 2013, and December 31, 2012 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain troubled debt restructures (TDRs) are placed on non-accrual status.

Loans past due ninety days or more, and still accruing interest were $1.7 million and $2.2 million at June 30, 2013, and December 31, 2012 respectively, and consisted of 4 loans at June 30, 2013. All of the 4 loans at June 30, 2013, totaling $1.7 million, were continuing to make interest payments, were past maturity and are in the process of being renewed.

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at June 30, 2013.

	Performing (Accruing) Loans
2013	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing Loans	Total Non- Accrual and Past Due Loans	Total Loans
Commercial
Pass	$14,455	$9,365	$23,820	$26,712,057	$26,735,877	$49,765	$26,785,642
Special Mention	23,025	—	23,025	923,463	946,488	—	946,488
Substandard	—	—	—	1,447,244	1,447,244	7,098,925	8,546,169

Total Commercial	$37,480	$9,365	$46,845	$29,082,764	$29,129,609	$7,148,690	$36,278,299

Commercial Real Estate
Pass	$—	$—	$—	$203,149,177	$203,149,177	$—	$203,149,177
Special Mention	—	—	—	17,891,383	17,891,383	—	17,891,383
Substandard	—	—	—	4,805,600	4,805,600	10,377,669	15,183,269

Total Commercial Real Estate	$—	$—	$—	$225,846,160	$225,846,160	$10,377,669	$236,223,829

Construction
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,470,518	3,470,518

Total Construction	$—	$—	$—	$—	$—	$3,470,518	$3,470,518

Construction to Permanent
Pass	$—	$—	$—	$8,675,940	$8,675,940	$—	$8,675,940
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,228,429	1,228,429

Total Construction to Permanent	$—	$—	$—	$8,675,940	$8,675,940	$1,228,429	$9,904,369

Residential Real Estate
Pass	$30,313	$—	$30,313	$111,430,501	$111,460,814	$—	$111,460,814
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,955,367	5,955,367

Total Residential Real Estate	$30,313	$—	$30,313	$111,430,501	$111,460,814	$5,955,367	$117,416,181

Consumer
Pass	$87,081	$—	$87,081	$48,896,140	$48,983,221	$—	$48,983,221
Special Mention	—	934	934	—	934	—	934
Substandard	58,000	—	58,000	9,185	67,185	38,470	105,655

Total Consumer	$145,081	$934	$146,015	$48,905,325	$49,051,340	$38,470	$49,089,810

Total	$212,874	$10,299	$223,173	$423,940,690	$424,163,863	$28,219,143	$452,383,006

The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2012.

	Performing (Accruing) Loans
2012	31-60 Days Past Due	Greater Than 60 Days	Total Past Due	Current	Total Perfoming Loans	Total Non- Accrual and Past Due Loans	Total Loans
Commercial
Pass	$10,171	$—	$10,171	$26,494,715	$26,504,886	$300,000	$26,804,886
Special Mention	—	—	—	7,399,006	7,399,006	—	7,399,006
Substandard	—	—	—	1,505,350	1,505,350	719,509	2,224,859

Total Commercial	$10,171	$—	$10,171	$35,399,071	$35,409,242	$1,019,509	$36,428,751

Commercial Real Estate
Pass	$—	$—	$—	$211,765,042	$211,765,042	$566,936	$212,331,978
Special Mention	—	—	—	16,929,236	16,929,236	—	16,929,236
Substandard	—	—	—	7,636,269	7,636,269	10,597,838	18,234,107

Total Commercial Real Estate	$—	$—	$—	$236,330,547	$236,330,547	$11,164,774	$247,495,321

Construction
Special Mention	$—	$—	$—	$3,135,953	$3,135,953	$—	$3,135,953
Substandard	—	—	—	—	—	1,862,038	1,862,038

Total Construction	$—	$—	$—	$3,135,953	$3,135,953	$1,862,038	$4,997,991

Construction to Permanent
Pass	$—	$—	$—	$3,593,058	$3,593,058	$—	$3,593,058
Substandard	—	—	—	—	—	1,258,710	1,258,710

Total Construction to Permanent	$—	$—	$—	$3,593,058	$3,593,058	$1,258,710	$4,851,768

Residential Real Estate
Pass	$40,838	$—	$40,838	$102,944,976	$102,985,814	$—	$102,985,814
Special Mention	—	—	—	5,310,178	5,310,178	—	5,310,178
Substandard	—	—	—	—	—	10,737,033	10,737,033

Total Residential Real Estate	$40,838	$—	$40,838	$108,255,154	$108,295,992	$10,737,033	$119,033,025

Consumer
Pass	$—	$12,443	$12,443	$50,608,110	$50,620,553	$—	$50,620,553
Special Mention	—	—	—	662,705	662,705	—	662,705
Substandard	—	—	—	58,000	58,000	2,368	60,368

Total Consumer	$—	$12,443	$12,443	$51,328,815	$51,341,258	$2,368	$51,343,626

Total	$51,009	$12,443	$63,452	$438,042,598	$438,106,050	$26,044,432	$464,150,482

The following table summarizes impaired loans as of June 30, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$9,050	$93,944	$—
Commercial Real Estate	12,323,812	13,540,163	—
Construction	—	—	—
Construction to Permanent	1,228,429	1,425,000
Residential	8,108,728	8,240,449	—
Consumer	597,886	616,840	—

Total:	$22,267,905	$23,916,396	$—
With an allowance recorded:
Commercial	$6,339,875	$6,516,667	$1,250,663
Commercial Real Estate	3,291,000	3,606,947	538,714
Construction	3,470,518	3,645,247	236,484
Construction to Permanent	—	—	—
Residential	645,533	2,647,198	158,247
Consumer	1,936	2,156	1,936

Total:	$13,748,862	$16,418,215	$2,186,044
Commercial	$6,348,925	$6,610,611	$1,250,663
Commercial Real Estate	15,614,812	17,147,110	538,714
Construction	3,470,518	3,645,247	236,484
Construction to Permanent	1,228,429	1,425,000	—
Residential	8,754,261	10,887,647	158,247
Consumer	599,822	618,996	1,936

Total:	$36,016,767	$40,334,611	$2,186,044

Impaired loans consist of non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded.

The following table summarizes impaired loans as of December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$46,301	$131,195	$—
Commercial Real Estate	12,328,103	13,369,985	—
Construction	—	—	—
Construction to Permanent	1,258,710	1,425,000	—
Residential	10,760,965	12,786,388	—
Consumer	564,175	564,175	—

Total:	$24,958,254	$28,276,743	$—
With an allowance recorded:
Commercial	$173,208	$350,000	$33,280
Commercial Real Estate	3,581,000	3,606,947	728,607
Construction	1,862,038	2,013,663	120,616
Construction to Permanent	—	—	—
Residential	2,806,210	2,806,766	83,543
Consumer	2,368	2,506	2,368

Total:	$8,424,824	$8,779,882	$968,414
Commercial	$219,509	$481,195	$33,280
Commercial Real Estate	15,909,103	16,976,932	728,607
Construction	1,862,038	2,013,663	120,616
Construction to Permanent	1,258,710	1,425,000	—
Residential	13,567,175	15,593,154	83,543
Consumer	566,543	566,681	2,368

Total:	$33,383,078	$37,056,625	$968,414

The recorded investment of impaired loans at June 30, 2013 and December 31, 2012 was $36.0 million and $33.4 million, with related allowances of $2.2 million and $1.0 million, respectively.

Included in the tables above at June 30, 2013 and December 31, 2012 are loans with carrying balances of $22.3 million and $25.0 million that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves at June 30, 2013 and December 31, 2012 have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

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

The following table presents the total troubled debt restructured loans as of June 30, 2013:

	Accrual		Non-accrual		Total
	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	—	$—	2	$3,921,256	2	$3,921,256
Residential Real Estate	—	—	2	846,888	2	846,888
Construction to permanent	2	4,698,372	1	1,228,429	3	5,926,801

Total Troubled Debt Restructurings	2	$4,698,372	5	$5,996,573	7	$10,694,945

The following table presents the total troubled debt restructured loans as of December 31, 2012:

	Accrual		Non-accrual		Total
	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	—	$—	2	$4,255,658	2	$4,255,658
Residential Real Estate	—	—	3	5,519,232	3	5,519,232
Construction to permanent	—	—	1	1,258,710	1	1,258,710
Commercial	—	—	1	37,251	1	37,251
Consumer home equity	1	564,175	—	—	1	564,175

Total Troubled Debt Restructurings	1	$564,175	7	$11,070,851	8	$11,635,026

No loans were modified in a troubled debt restructuring during the three months ended June 30, 2013. The following table summarizes loans that were modified in a troubled debt restructuring during the six months ended June 30, 2013.

	Six months ended June 30, 2013
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Number of Relationships	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings Construction to permanent	2	$4,730,324	2	$4,698,372

Total Troubled Debt Restructurings	2	$4,730,324	2	$4,698,372

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

During the six months ended June 30, 2013, two construction to permanent loans to one borrower in the amount of $3.7 million and $1.0 million were downgraded due to the financial hardship of the borrower. Two troubled debt restructured loans, a commercial loan for $37,000 and a residential real estate loan for $4.4 million has since paid off. One troubled debt restructured loan, a home equity installment loan for $563,000, was upgraded due to the improvement in the borrower’s financial condition.

All troubled debt restructurings are impaired loans, which are individually evaluated for impairment.

Note 4:	Deposits

The following table is a summary of the Company’s deposits at:

	June 30,	December 31,
	2013	2012
Non-interest bearing	$63,869,164	$65,176,125

Interest bearing
NOW	33,705,921	30,191,403
Savings	94,601,276	77,760,967
Money market	36,494,053	42,401,428
Time certificates, less than $100,000	136,324,642	160,610,601
Time certificates, $100,000 or more	112,647,818	121,142,374

Total interest bearing	413,773,710	432,106,773

Total Deposits (1)	$477,642,874	$497,282,898

(1)	Included in total deposits are $24.7 million of deposits held for sale at December 31, 2012.

Note 5:	Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive to directors and employees of the Company by the grant of options, restricted stock awards or phantom stock units. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. 2,882,613 shares of stock remain available for issuance under the Plan as of June 30, 2013. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall make terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants are available only to directors and vest in quarterly installments over a four year period from the date of grant. The Compensation Committee accelerated the vesting of the initial grant of restricted stock in 2012, whereby the first year of the tranche vested immediately. Stock options were granted at an exercise price equal to $2.20 based on a price determined by the Compensation Committee and all have an expiration period of 10 years. The fair value of stock options granted on January 24, 2012, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.28 years utilizing the simplified method, risk-free rate of return of 1.28%, volatility of 61.29% and no dividend yield. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis.

During the three months ended June 30, 2013 and June 30, 2012, the Company recorded $7,560 and $53,497 of total stock-based compensation, respectively. During the six months ended June 30, 2013 and June 30, 2012, the Company recorded $15,211 and $133,128 of total stock-based compensation, respectively. During the six months ended June 30, 2013, there were no awards granted under the 2012 Stock Plan.

The following table is a summary of the Company’s non-vested stock options as of June 30, 2013, and changes therein during the period then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2012	850,000	$0.90	$2.20	10
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(850,000)	0.90	2.20	10

Outstanding - June 30, 2013	—	$—	$—	—

Exercisable - June 30, 2013	—	$—	$—	—

The following is a summary of the status of the Company’s restricted shares as of June 30, 2013, and changes therein during the period then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	44,566	$1.73
Vested	(8,875)	1.73

Non-vested at June 30, 2013	35,691	$1.73

Expected future stock award expense related to the non-vested restricted awards as of June 30, 2013, is $61,567 over an average period of 2.15 years.

Note 6:	Income Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at June 30, 2013. The deferred tax position has been affected by several significant transactions in prior years. These transactions include increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company is in a cumulative net loss position at June 30, 2013, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $17.6 million against its deferred tax asset at June 30, 2013. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

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

The stock options and non-vested restricted stock awards did not have an impact on the diluted earnings per share. The following is information about the computation of income (loss) per share for the three and six months ended June 30, 2013 and 2012:

Three months ended June 30, 2013

	Net Loss	Weighted Average Common Shares O/S	Amount
Basic and Diluted Loss Per Share Income attributable to common shareholders	$(3,911,831)	38,434,298	$(0.10)

Three months ended June 30, 2012

	Net Income	Weighted Average Common Shares O/S	Amount
Basic and Diluted Income Per Share Loss attributable to common shareholders	$345,282	38,381,988	$0.01

Six months ended June 30, 2013

	Net Loss	Weighted Average Common Shares O/S	Amount
Basic and Diluted Loss Per Share Income attributable to common shareholders	$(5,868,798)	38,434,919	$(0.15)

Six months ended June 30, 2012

	Net Income	Weighted Average Common Shares O/S	Amount
Basic and Diluted Income Per Share Loss attributable to common shareholders	$890,812	38,377,166	$0.02

Note 8:	Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding losses arising during the period	$(629,406)	$—	$(629,406)	$(574,445)	$—	$(574,445)
Reclassification adjustment for losses recognized in income	—	—	—	—	—	—

Unrealized holding losses on available for sale securities, net of taxes	$(629,406)	$—	$(629,406)	$(574,445)	$—	$(574,445)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gains arising during the period	$198,155	$(75,299)	$122,856	$306,842	$(116,601)	$190,241
Reclassification adjustment for (losses) recognized in income	—	—	—	(8,042)	3,056	(4,986)

Unrealized holding gains on available for sale securities, net of taxes	$198,155	$(75,299)	$122,856	$298,800	$(113,545)	$185,255

Note 9:	Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments whose contractual amounts represent credit risk at June 30, 2013 are as follows:

Commitments to extend credit:
Future loan commitments	$20,000,271
Home equity lines of credit	30,770,683
Unused lines of credit	36,297,354
Undisbursed construction loans	4,376,483
Financial standby letters of credit	1,059,997

$92,504,788

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial property, deposits and securities. Based on an analysis of unfunded commitments, the bank has established a reserve of $12,469 as of June 30, 2013.

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

The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2013 and December 31, 2012 were:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013

The Company:

Total Capital (to Risk Weighted Assets)	$57,483	13.96%	$32,942	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	52,332	12.71%	16,470	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	52,332	9.13%	22,927	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$56,937	13.84%	$32,912	8.00%	$41,139	10.00%
Tier 1 Capital (to Risk Weighted Assets)	51,792	12.59%	16,455	4.00%	24,682	6.00%
Tier 1 Capital (to Average Assets)	51,792	9.05%	22,891	4.00%	28,614	5.00%

December 31, 2012

The Company:

Total Capital (to Risk Weighted Assets)	$63,253	15.64%	$32,354	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,186	14.39%	16,174	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	58,186	9.33%	24,946	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$61,908	15.31%	$32,349	8.00%	$40,468	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,840	14.05%	16,182	4.00%	24,280	6.00%
Tier 1 Capital (to Average Assets)	56,840	9.11%	24,957	4.00%	31,191	5.00%

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of June 30, 2013, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

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

The following table details the financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	June 30, 2013
U.S. Government agency mortgage-backed securities	$—	$23,744,379	$—	$23,744,379
U.S. Government agency bonds	—	7,188,603	—	7,188,603
Corporate bonds	—	8,610,093	—	8,610,093

Securities available for sale	$—	$39,543,075	$—	$39,543,075

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
U.S. Government agency mortgage-backed securities	$—	$25,706,891	$—	$25,706,891
U.S. Government agency bonds		7,526,170	—	7,526,170
Corporate bonds	—	8,486,259	—	8,486,259

Securities available for sale	$—	$41,719,320	$—	$41,719,320

There were no transfers of assets between levels 1, 2 or 3 as of June 30, 2013 or December 31, 2012. Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables reflect financial assets measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Balance
Impaired Loans (1)	$—	$—	$14,030,002	$14,030,002

Other real estate owned (2)	$—	$—	$3,845,041	$3,845,041

December 31, 2012
Impaired Loans (1)	$—	$—	$8,424,786	$8,424,786

Other real estate owned (2)	$—	$—	$4,873,844	$4,873,844

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.
(2)	Represents carrying value for which adjustments are based on the appraised value of the property.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of June 30, 2013 and December 31, 2012 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at June 30, 2013 and December 31, 2012 (in thousands):

		June 30, 2013		December 31, 2012
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$3,866	$3,866	$2,736	$2,736
Interest-bearing deposits due from banks	Level 1	20,509	20,509	67,567	67,567
Short-term investments	Level 1	711	711	711	711
Other investments	Level 2	3,500	3,500	3,500	3,500
Federal Reserve Bank stock	Level 1	1,634	1,634	1,730	1,730
Federal Home Loan Bank stock	Level 1	4,143	4,143	4,344	4,344
Loans receivable, net	Level 3	447,813	454,625	458,794	464,551
Accrued interest receivable	Level 1	1,711	1,711	1,894	1,894
Financial Liabilities:
Demand deposits	Level 1	$63,869	$63,869	$65,176	$65,176
Savings deposits	Level 1	94,601	94,601	77,761	77,761
Money market deposits	Level 1	36,494	36,494	42,401	42,401
NOW accounts	Level 1	33,706	33,706	30,191	30,191
Time deposits	Level 2	248,972	250,436	281,753	284,974
FHLB Borrowings	Level 2	35,000	35,691	50,000	52,448
Securities sold under repurchase agreements	Level 2	—	—	7,000	7,683
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Accrued interest payable	Level 1	1,278	1,278	1,241	1,241

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2013 and December 31, 2012. The estimated fair value of fee income on letters of credit at June 30, 2013 and December 31, 2012 was insignificant.

Note 12.	Restructuring Charges and Asset Disposals

The Company recorded restructuring charges of $394,458 for the six months ended June 30, 2013, compared to $495,207 in the same period as last year. These costs are included in restructuring charges and asset disposals in the Consolidated Statements of Operations.

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

On May 29, 2013, the Company purchased a branch location where the cost of the lease exceeded the cost to own. This branch was part of a restructuring initiative in 2011, resulting in a reduction of $120,703 in lease liability costs.

On June 13, 2013, the Company executed a workforce reduction of the residential lending group and retail operations to further reduce operating expenses. There were nineteen employees in total affected by this announcement. Restructuring charges for this initiative resulted in $515,161 in severance expenses.

Restructuring reserves at June 30, 2013 for the restructuring activities taken in connection with these initiatives are comprised of the following:

	Balance at December 31, 2012	Expenses	Cash payments	Non-cash charges	Balance at June 30, 2013
Lease liability costs 2011	$172,999	$(120,703)	$—	$(52,296)	$—
Lease liability costs 2012	80,220	—	(22,112)	(17,433)	40,675
Severance and benefit costs 2013	—	515,161	—	—	515,161

Total	$253,219	$394,458	$(22,112)	$(69,729)	$555,836

The restructuring reserves at June 30, 2013 are included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

Note 13:	Recent Accounting Pronouncements

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan losses, the analysis of its investment securities and the valuation of deferred income tax assets, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results of operations. They require management’s subjective and most complex judgment as a result of the need to make an estimate about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis.

Summary

During the second quarter of 2013, Bancorp took several steps to restructure its balance sheet and operations intended to result in future profitable operations. First, Bancorp repaid $27.0 million net of high cost borrowings incurring a prepayment penalty of $2.7 million. Second, Bancorp purchased the Bedford Street building as the cost of the lease exceeded the cost to own the property. Third, Bancorp streamlined branch operations and changed strategy relating to originating mortgages for sale where we had not been able to achieve the scale necessary for success. In this process, Bancorp incurred $515,000 of one-time restructuring expenses. Based on the steps taken during this quarter, we believe we positioned ourselves for profitability in subsequent quarters, not withstanding Bancorp taking comparable steps in future quarters.

Bancorp reported a net loss of $3.9 million ($0.10 basic and diluted loss per share) for the quarter ended June 30, 2013, compared to net income of $345,000 ($0.01 basic and diluted income per share) for the quarter ended June 30, 2012. For the six-month period ended June 30, 2013, Bancorp realized a net loss of $5.9 million ($0.15 basic and diluted income per share) compared to net income of $891,000 ($0.02 basic and diluted income per share) for the six months ended June 30, 2012. The primary reason for the decrease in the quarterly comparison, in addition to the $3.2 million in non-interest expense discussed above, is the release of $1.7 million in excess loan loss reserves recorded in the second quarter of 2012, the decline in interest and fees on loans of $766,000 due to the lower interest rate environment and loan balances, and lower interest income of $201,000 on investment securities. The decrease in interest income on investment securities is primarily due to the sale of investment securities in the third quarter of the prior year. The decline in interest expense of $651,000 is primarily due to the reduction of total deposits and lower interest rates paid on deposits of $388,000, and lower borrowing costs of $258,000 due to the $27.0 million net prepayment of higher interest rate borrowings. Bancorp’s net interest income for the quarter ended June 30, 2013 was $4.0 million compared to $4.4 million for the quarter ended June 30, 2012. Interest income and interest expense decreased by 16% and 34%, respectively, for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012. Of the $1.0 million decline in interest income, $760,000 is due to lower interest rates and $240,000 is due to changes in the volume of interest earning assets. Operating expenses increased $2.5 million primarily due to the $3.2 million previously discussed, partially offset by decreases in occupancy expense of $199,000, regulatory assessments of $157,000 and salary and benefits of $149,000.

Total assets decreased $49.1 million from $617.9 million at December 31, 2012 to $568.8 million at June 30, 2013. The decrease in total assets is primarily due to Bancorp’s balance sheet strategies. Cash and cash equivalents decreased $45.9 million from $71.0 million at December 31, 2012 to $25.1 million at June 30, 2013. The available-for-sale securities portfolio decreased $2.2 million from $41.7 million at December 31, 2012 to $39.5 million June 30, 2013. This decrease is primarily due to principal paydowns of $1.5 million on mortgage backed securities. The net loan portfolio decreased $11.0 million from $458.8 million at December 31, 2012 to $447.8 million at June 30, 2013. Loans held for sale increased $10.0 million from $1.5 million at December 31, 2012 to $11.6 million at June 30, 2013. The decrease in the net loan portfolio is primarily a result of loan payoffs in commercial real estate loans of $11.3 million and consumer home equity loans of $2.1 million. Residential real estate loans decreased $1.6 million, primarily due to a $10.5 million bulk sale of residential loans. These were partially offset with increases in residential real estate loans of $8.9 million. Construction to permanent loans increased $5.1 million. Deposits decreased $19.6 million from $497.3 million at December 31, 2012 to $477.6 million at June 30, 2013. During the second quarter, the Bank sold $14.5 million of branch deposits. The decreases in certificates of deposit (CDs) and money market accounts of $32.8 million and $5.9 million respectively, were primarily due to the planned reduction of higher cost deposit accounts and the low interest rate environment. These were partially offset by increases in savings accounts and NOW accounts of $16.8 million and $3.5 million, respectively. Borrowings decreased $22.0 million from $65.2 million at December 31, 2012 to $43.2 million at June 30, 2013.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $45.9 million, or 65%, to $25.1 million at June 30, 2013 compared to $71.0 million at December 31, 2012. This decrease is primarily the result of $22.0 million in repayments on borrowings, $19.6 million reduction in deposits and a $2.3 million purchase of a branch location, partially offset by loan payoffs.

Investments

The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

	June 30,	December 31,
	2013	2012
U.S. Government Agency bonds	$7,188,603	$7,526,170
U.S. Government Agency mortgage- backed securities	23,744,379	25,706,891
Corporate bonds	8,610,093	8,486,259

Total Available-for-Sale Securities	$39,543,075	$41,719,320

Available-for-sale securities decreased $2.2 million, or 5%, from $41.7 million at December 31, 2012 to $39.5 million at June 30, 2013. This decrease is primarily due to principal pay downs of $1.5 million on mortgage backed securities and an increase of $574,000 in unrealized losses on the portfolio.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	June 30,	December 31,
	2013	2012
Real Estate
Commercial	$236,223,829	$247,495,321
Residential	117,416,181	119,033,025
Construction	3,470,518	4,997,991
Construction to permanent	9,904,369	4,851,768
Commercial	36,278,299	36,428,751
Consumer home equity	47,097,674	49,180,908
Consumer installment	1,992,136	2,162,718

Total Loans	452,383,006	464,150,482
Premiums on purchased loans	203,801	219,649
Net deferred costs	548,696	439,041
Allowance for loan losses	(5,322,070)	(6,015,636)

Loans receivable, net	$447,813,433	$458,793,536

Bancorp’s net loan portfolio decreased $11.0 million, or 2%, from $458.8 million at December 31, 2012 to $447.8 million at June 30, 2013. The decrease is primarily a result of loan payoffs in commercial real estate loans of $11.3 million and consumer home equity loans of $2.1 million. Residential real estate loans decreased $1.6 million, primarily due to a $10.5 million bulk sale of residential loans. These were partially offset with increases in residential real estate loans of $8.9 million. Construction to permanent loans increased $5.1 million.

At June 30, 2013, the net loan to deposit ratio was 94% and the net loan to total assets ratio was 79%. At December 31, 2012, these ratios were 92% and 74%, respectively. Excluding the deposits held for sale at December 31, 2012, the net loan to deposit ratio was 97%.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is considered doubtful. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available.

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

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(Thousands of dollars)	2013	2012	2013	2012
Balance at beginning of period	$5,717	$8,461	$6,016	$9,385
Charge-offs	(412)	(91)	(717)	(193)
Recoveries	17	17	53	41

Net Charge-offs	(395)	(74)	(664)	(152)

Provision charged to operations	—	(1,713)	(30)	(2,559)

Balance at end of period	$5,322	$6,674	$5,322	$6,674

Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.02%	0.14%	0.03%

Ratio of ALL / Gross Loans	1.18%	1.36%	1.18%	1.36%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $5.3 million, at June 30, 2013, which represents 1.18% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	June 30,	December 31,
(Thousands of dollars)	2013	2012
Loans past due over 90 days still accruing	$1,654	$2,234
Non accruing loans	26,565	23,810

Total	$28,219	$26,044

% of Total Loans	6.23%	5.60%
% of Total Assets	4.96%	4.22%

Loans delinquent over 90 days and still accruing aggregating $1.7 million are comprised of 4 loans, all of which have matured, continue to make payments and are in the process of being renewed. Impaired loans, which are comprised of non-accruing loans, troubled debt restructured loans, and loans previously classified as TDRs that have been upgraded, increased by $3.1 million to $36.0 million for the quarter ended June 30, 2013 and increased $2.6 million for the six months ended June 30, 2013. Impaired loans are attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets. The Bank’s customers, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.

The $26.6 million of non-accrual loans at June 30, 2013 is comprised of 25 loans, for which a specific reserve of $2.2 million has been established. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. Of the $26.6 million of non-accrual loans at June 30, 2013 borrowers of 7 loans with aggregate balances of $8.5 million continue to make loan payments and these loans are current within one and two months as to payments. Subsequently, $232,000 of the $26.6 million of non-accrual loans have paid off.

Potential Problem Loans

In addition to the above, there are $7.9 million of substandard accruing loans comprised of 13 loans and $18.8 million of special mention loans comprised of 33 loans for which management has a concern as to the ability of the borrowers to comply with the present repayment terms. All but $2.8 million of the substandard accruing loans and $800,000 of the special mention loans continue to make timely payments and are within 30 days at June 30, 2013.

Other Real Estate Owned

The following table is a summary of Bancorp’s other real estate owned at the dates shown:

	June 30,	December 31,
	2013	2012
Residential construction	$—	$1,109,204
Residential real estate	3,845,041	3,764,640

Other real estate owned	$3,845,041	$4,873,844

The balance of other real estate owned at June 30, 2013 is comprised of one property with an aggregate carrying value of $3.8 million that was obtained through loan foreclosure proceedings. During the six months ended June 30, 2013, one OREO property was sold with an aggregate carrying value of $1.1 million.

Deferred Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at June 30, 2013. The deferred tax position has been affected by several significant transactions in prior years. These transactions include increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company is in a cumulative net loss position at June 30, 2013, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $17.6 million against its deferred tax asset at June 30, 2013. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. In the future, if the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	June 30,	December 31,
	2013	2012
Non-interest bearing	$63,869,164	$65,176,125

Interest bearing
NOW	33,705,921	30,191,403
Savings	94,601,276	77,760,967
Money market	36,494,053	42,401,428
Time certificates, less than $100,000	136,324,642	160,610,601
Time certificates, $100,000 or more	112,647,818	121,142,374

Total interest bearing	413,773,710	432,106,773

Total Deposits (1)	$477,642,874	$497,282,898

(1)	Included in total deposits are $24.7 million of deposits held for sale at December 31, 2012. There were no deposits held for sale at June 30, 2013.

Total deposits decreased $19.6 million, or 4%, from $497.3 million at December 31, 2012 to $477.6 million at June 30, 2013. During the second quarter, the Bank sold $14.5 million of branch deposits. Interest bearing accounts decreased $18.3 million. This was primarily due to decreases in certificates of deposit (CDs) of $32.8 million and money market accounts of $5.9 million due to the planned reduction of higher cost deposit accounts and the low interest rate environment. These were partially offset by increases of $16.8 million in savings accounts and $3.5 million in NOW accounts. Demand deposits decreased $1.3 million primarily as a result of decreases in personal checking accounts of $4.5 million, partially offset by increases in official checks and commercial checking accounts of $1.9 million and $1.3 million, respectively. The overall cost of total deposits decreased from 1.04% at December 31, 2012 to 0.89% at June 30, 2013.

Borrowings

Total borrowings decreased $22.0 million from $65.2 million at December 31, 2012 to $43.2 million at June 30, 2013, as part of Bancorp’s balance sheet strategies. In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $72.0 million in additional advances from the Federal Home Loan Bank of Boston, including a $2.0 million overnight line of credit. The Bank has also established a line of credit at the Federal Reserve Bank.

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.4268% at June 30, 2013), mature on March 26, 2033. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. The deferral in the second quarter of 2013 represented the seventeenth consecutive quarter of deferral. The Company continues to accrue and charge interest to operations. The Company may defer the payment of interest through March 2014, and all accrued interest must be paid at the completion of the deferral period, June 2014.

Capital

Capital decreased $6.4 million compared to December 31, 2012 primarily as a result of the net loss of $5.9 million for the six months ended June 30, 2013, and by the change in other comprehensive income.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased by $3.0 million from $89.5 million at December 31, 2012 to $92.5 million at June 30, 2013, due to increases of $3.4 million in future loan commitments, $726,000 in home equity lines of credit, $1.1 million in undisbursed construction loans and $1.1 million in financial standby letters of credit, partially offset by decreases of $3.4 million in unused lines of credit.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended June 30,
	2013			2012
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$470,236	$5,045	4.29%	$479,545	$5,812	4.85%
Investments	50,727	256	2.02%	67,849	458	2.70%
Interest bearing deposits in banks	18,583	9	0.19%	76,144	40	0.21%

Total interest earning assets	539,546	5,310	3.94%	623,538	6,310	4.05%

Cash and due from banks	4,458			5,005
Premises and equipment, net	4,803			4,762
Allowance for loan losses	(5,739)			(8,449)
Other assets	29,308			26,890

Total Assets	$572,376			$651,746

Interest bearing liabilities:
Deposits	$416,326	$1,033	0.99%	$466,788	$1,421	1.22%
FHLB advances	37,209	167	1.80%	51,319	354	2.76%
Subordinated debt	8,248	71	3.44%	8,248	75	3.64%
Other borrowings	538	6	4.46%	7,000	77	4.40%

Total interest bearing liabilities	462,321	1,277	1.10%	533,355	1,927	1.45%

Demand deposits	61,016			62,056
Accrued expenses and other liabilities	4,170			5,141
Shareholders’ equity	44,869			51,194

Total liabilities and equity	$572,376			$651,746

Net interest income		$4,033			$4,383

Interest margin			2.99%			2.81%

Interest spread			2.84%			2.60%

	Six months ended June 30,
	2013			2012
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$468,077	$10,241	4.38%	$501,011	$12,477	4.98%
Investments	51,172	532	2.08%	71,613	969	2.71%
Interest bearing deposits in banks	37,731	37	0.20%	57,480	51	0.18%

Total interest earning assets	556,980	10,810	3.88%	630,104	13,497	4.28%

Cash and due from banks	4,978			4,999
Premises and equipment, net	4,400			4,345
Allowance for loan losses	(5,877)			(8,915)
Other assets	30,112			27,569

Total Assets	$590,593			$658,102

Interest bearing liabilities:
Deposits	$422,016	$2,161	1.02%	$473,274	$2,938	1.24%
FHLB advances	43,569	518	2.38%	53,247	712	2.67%
Subordinated debt	8,248	142	3.44%	8,248	151	3.66%
Other borrowings	3,751	82	4.37%	7,000	154	4.40%

Total interest bearing liabilities	477,584	2,903	1.22%	541,769	3,955	1.46%

Demand deposits	61,135			60,215
Accrued expenses and other liabilities	4,898			5,192
Shareholders’ equity	46,976			50,926

Total liabilities and equity	$590,593			$658,102

Net interest income		$7,907			$9,542

Interest margin			2.84%			3.03%

Interest spread			2.66%			2.82%

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

	Three months ended June 30,			Six months ended June 30,
	2013 vs 2012			2013 vs 2012
	Increase (decrease) in Interest			Increase (decrease) in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$(111)	$(656)	$(767)	$(789)	$(1,447)	$(2,236)
Investments	(101)	(101)	(202)	(241)	(196)	(437)
Interest bearing deposits in banks	(28)	(3)	(31)	(16)	2	(14)

Total interest earning assets	(240)	(760)	(1,000)	(1,046)	(1,641)	(2,687)

Interest bearing liabilities:
Deposits	$(142)	$(247)	$(389)	$(341)	$(436)	$(777)
FHLB advances	(112)	(74)	(186)	(137)	(57)	(194)
Subordinated debt	—	(4)	(4)	—	(10)	(10)
Other borrowings	(70)	(1)	(71)	(71)	—	(71)

Total interest bearing liabilities	(324)	(326)	(650)	(549)	(503)	(1,052)

Net interest income	$84	$(434)	$(350)	$(497)	$(1,138)	$(1,635)

For the quarter ended June 30, 2013, average interest earning assets decreased $84.0 million, or 13%, to $539.5 million from $623.5 million for the quarter ended June 30, 2012, resulting in interest income for Bancorp of $5.3 million compared to $6.3 million for the same period in 2012. Interest and fees on loans decreased $0.8 million or 13%, from $5.8 million for the quarter ended June 30, 2012 to $5.0 million for the quarter ended June 30, 2013. This decrease is primarily the result of lower average interest rates on new loan growth and a decrease of $9.3 million in the average balance of the loan portfolio. When compared to the same period last year, interest income on investments decreased by 47% due to a decrease of $17.1 million in the average balance of investments outstanding. Income on interest-bearing deposits in banks decreased from $40,000 to $9,000 for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012, which is reflective of a decrease of $57.6 million in the average balance of interest bearing deposits and lower yields earned on funds.

Total interest expense for the quarter ended June 30, 2013 of $1.3 million represents a decrease of $650,000, or 34%, compared to interest expense of $1.9 million for the same period last year. This decrease in interest expense is the result of a decrease in the average balances of interest-bearing liabilities and lower interest rates on deposit accounts and FHLB advances. Average balances of interest bearing deposit accounts decreased $50.5 million, or 11%, which is comprised primarily of decreases in certificates of deposit and money market accounts of $76.0 million and $9.7 million, respectively. These were partially offset by increases in savings of $31.4 million and NOW accounts of $3.9 million. In addition, lower interest rates contributed to the overall decrease of $389,000 in interest expense on deposits. Average FHLB advances decreased by $14.1 million, resulting in a decrease of $186,000 in interest expense. Interest expense on the junior subordinated debt and borrowed funds decreased by $75,000.

As a result of the above, Bancorp’s net interest income decreased $0.4 million or 8%, to $4.0 million for the three months ended June 30, 2013 compared to $4.4 million for the same period last year. The net interest margin for the three months ended June 30, 2013 was 2.99% as compared to 2.81% for the three months ended June 30, 2012 as a result of the various reasons mentioned above.

Interest and dividend income was $10.8 million for the six months ended June 30, 2013, which represents a decrease of $2.7 million or 20%, as compared to interest and dividend income of $13.5 million for the same period last year. This decrease was due primarily to lower interest rates, in addition to the $32.9 million decrease in the average balance of the loan portfolio, resulting in a decrease of $2.2 million in interest and fees on loans. This was combined with a decrease in interest and dividend income of $437,000 earned on the investment securities. The average balance of the investment portfolio decreased $20.4 million when compared to the six months ended June 30, 2012.

For the six months ended June 30, 2013, total interest expense decreased $1.1 million, or 27%, to $2.9 million from $4.0 million for the six months ended June 30, 2012. The decrease in interest expense was due primarily to lower interest rates and a $64.2 million reduction in the average balances of interest-bearing liabilities. Interest expense on the FHLB advances decreased $194,000 due to lower interest rates and a $9.7 million decrease in the average balance when compared to the same period last year.

As a result of the above, net interest income decreased $1.6 million, or 17%, for the six months ended June 30, 2013 to $7.9 million as compared to $9.5 million at June 30, 2012. The net interest margin for the six months ended June 30, 2013 was 2.84% as compared to 3.03% for the six months ended June 30, 2012.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses released from operations for the three months ended June 30, 2013 was not necessary, compared to a reduction of $1.7 million from the loan loss provision for the three months ended June 30, 2012 due to the reduction of the loan balances and improved credit quality. The allowance for loan losses decreased by $694,000 from December 31, 2012 to June 30, 2013 due primarily to $30,000 release of excess reserves, as previously discussed, after net charge-offs of $664,000.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income increased $313,000 from $455,000 for the quarter ended June 3, 2012 to $769,000 for the quarter ended June 30, 2013. This is primarily due to increases in loan application fees and mortgage banking activity of $100,000 and 97,000, respectively, when compared to the same period last year. In addition, gains recognized on the sale of loans and earnings on the cash surrender value of life insurance increased $28,000 and $22,000, respectively. Other income increased $83,000 primarily due to the gain recognized on the sale of branch deposits of $51,000. These were partially offset by decreases in fees and service charges on deposits of $16,000.

For the six months ended June 30, 2013, non-interest income increased $51,000, or 4%, to $1.3 million as compared to $1.2 million for the six months ended June 30, 2012. This increase is primarily due to increases in mortgage banking activity and loan application fees of $130,000 and 124,000, respectively. Other income increased $91,000 primarily due to the gain recognized on the sale of branch deposits of $51,000. These were partially offset by decreases in gains recognized on the sale of loans $235,000 and in fees and service charges on deposits of $73,000 when compared to the same period last year.

Non-interest expenses

Non-interest expenses increased $2.5 million or 40% from $6.2 million to $8.7 million for the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012. This increase is primarily due to a prepayment penalty on borrowings of $2.7 million and $394,000 in restructuring costs primarily due to a change in strategy of originating mortgages for sale. These were partially offset by the impact of the restructurings in the prior year, resulting in lower occupancy expenses and salary and benefits of $199,000 and $149,000 respectively. In addition, regulatory assessments and professional and outside services decreased $157,000 and $84,000 respectively.

For the six months ended June 30, 2013, non-interest expense increased $2.7 million, or 21% to $15.1 million from $12.4 million for the same period in 2012. This increase was primarily due to a prepayment penalty on borrowings of $2.7 million. Other real estate owned operations and professional and outside services increased $191,000 and $190,000 respectively. Loan administration and processing expense increased $97,000 when compared to the same period as last year. These were partially offset by decreases in occupancy expense and regulatory assessments of $284,000 and $194,000 respectively. Restructuring charges and asset disposals of $394,000 related to branch closings and reduction-in-force of personnel decreased $101,000 when compared to the prior year.

LIQUIDITY

Bancorp’s liquidity ratio was 11% at June 30, 2013 compared to 19% at June 30, 2012. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at June 30, 2013 and December 31, 2012 respectively:

	June 30, 2013	December 31, 2012
Tier 1 Leverage Capital	9.13%	9.33%
Tier 1 Risk-based Capital	12.71%	14.39%
Total Risk-based Capital	13.96%	15.64%

The following table illustrates the Bank’s regulatory capital ratios at June 30, 2013 and December 31, 2012 respectively:

	June 30, 2013	December 31, 2012
Tier 1 Leverage Capital	9.05%	9.11%
Tier 1 Risk-based Capital	12.59%	14.05%
Total Risk-based Capital	13.84%	15.31%

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

June 30, 2013
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+200	17,052	(90)	-0.53%	69,889	(9,436)	-11.90%
+100	17,207	65	0.38%	74,294	(5,031)	-6.34%
BASE	17,142			79,325
-100	17,425	283	1.65%	85,779	6,454	8.13%
-200	17,238	96	0.56%	90,004	10,679	13.46%

December 31, 2012
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+200	21,113	2,434	13.03%	46,403	(8,067)	-14.81%
+100	20,011	1,332	7.13%	50,576	(3,894)	-7.15%
BASE	18,679			54,470
-100	18,873	194	1.04%	58,725	4,255	7.81%
-200	18,819	140	0.75%	69,726	15,256	28.01%

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

There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II - OTHER INFORMATION.

Item 1:	Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 1A:	Risk Factors

During the three months ended June 30, 2013, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6:	Exhibits

No.	Description

2	Agreement and Plan of Reorganization dated as of June 28, 1999 between Bancorp and the Bank (incorporated by reference to Exhibit 2 to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

2.1	Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated December 17, 2009).

2.2	Amendment to Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of May 3, 2010 (incorporated by reference to Exhibit 10(a) to Bancorp’s Current Report on Form 8-K dated May 4, 2010).

3(i)	Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)(A)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

3(i)(B)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006 (commission File No. 000-29599)).

No.	Description

3(i)(C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to Bancorp’s current report Form 8-K dated October 21, 2010.

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599))

10(a)(1)	2001 Stock Appreciation Rights Plan of Bancorp (incorporated by reference to Exhibit 10(a)(1) to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-29599)).

10(a)(2)	2012 Stock Plan of Bancorp (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011.

10(a)(14)	Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(14) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(15)	Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to Bancorp’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

10(a)(16)	Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10(a)(16) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 000-29599)).

10(a)(17)	Financial Services Agreement dated November 8, 2011 of Bancorp (incorporated by reference to Exhibit 10(a)(20) on the Quarterly Report on Form 10-Q dated November 10, 2011).

10(a)(18)	Employment letter between Kenneth T. Neilson, Bancorp and Patriot National Bank dated July 9, 2013.

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS#	XBRL Instance Document

No.	Description

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

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

August 12, 2013