Form 10-Q
period 2013-09-30
PATRIOT NATIONAL BANCORP INC
filed 2013-11-13
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common stock, $0.01 par value per share, 38,669,206 shares outstanding as of the close of business November 8, 2013.

PART I—FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$1,551,512	$2,736,486
Interest bearing deposits	21,784,539	67,567,155
Short-term investments	—	710,766

Total cash and cash equivalents	23,336,051	71,014,407
Securities:
Available for sale securities, at fair value (Note 2)	38,296,861	41,719,320
Other Investments	3,500,000	3,500,000
Federal Reserve Bank stock, at cost	1,518,000	1,730,200
Federal Home Loan Bank stock, at cost	4,142,600	4,343,800

Total securities	47,457,461	51,293,320
Loans receivable (net of allowance for loan losses: 2013: $6,216,070 2012: $6,015,636) (Note 3)	429,856,429	458,793,536
Loans held for sale	372,828	1,527,299
Accrued interest and dividends receivable	1,551,358	1,894,292
Premises and equipment, net	6,085,651	4,288,372
Cash surrender value of life insurance	21,899,403	21,501,703
Other real estate owned	3,845,041	4,873,844
Deferred tax asset (Note 6)	—	—
Other assets	1,452,652	2,580,118
Other branch related assets held for sale	—	88,244

Total assets	$535,856,874	$617,855,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$58,109,595	$61,459,959
Interest bearing deposits	383,013,021	411,117,558
Deposits held for sale	—	24,705,381

Total deposits	441,122,616	497,282,898
Borrowings:
Repurchase agreements	—	7,000,000
Federal Home Loan Bank borrowings	42,000,000	50,000,000

Total borrowings	42,000,000	57,000,000
Junior subordinated debt owed to unconsolidated trust	8,248,000	8,248,000
Accrued expenses and other liabilities	3,925,232	5,756,439

Total liabilities	495,295,848	568,287,337

Commitments and Contingencies (Note 9)
Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2013: 38,680,911 shares issued; 38,669,206 shares outstanding. 2012: 38,491,819 shares issued; 38,480,114 shares outstanding.	386,809	384,918
Additional paid-in capital	105,424,330	105,355,680
Accumulated deficit	(63,633,741)	(55,394,995)
Less: Treasury stock, at cost: 2013 and 2012 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive loss	(1,456,347)	(617,780)

Total shareholders’ equity	40,561,026	49,567,798

Total liabilities and shareholders’ equity	$535,856,874	$617,855,135

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and Dividend Income
Interest and fees on loans	$5,426,888	$5,533,304	$15,668,115	$18,010,829
Interest on investment securities	148,690	396,133	622,255	1,299,821
Dividends on investment securities	29,009	32,051	87,072	97,211
Other interest income	8,910	21,630	46,522	72,268

Total interest and dividend income	5,613,497	5,983,118	16,423,964	19,480,129

Interest Expense
Interest on deposits	892,752	1,239,682	3,054,279	4,177,696
Interest on Federal Home Loan Bank borrowings	118,058	358,026	636,261	1,069,454
Interest on subordinated debt	71,525	75,162	213,080	226,406
Interest on other borrowings	—	77,772	81,999	231,625

Total interest expense	1,082,335	1,750,642	3,985,619	5,705,181

Net interest income	4,531,162	4,232,476	12,438,345	13,774,948
Provision for Loan Losses	1,000,000	—	970,214	(2,558,827)

Net interest income after provision for loan losses	3,531,162	4,232,476	11,468,131	16,333,775

Non-interest Income
Mortgage banking activity	96,183	34,730	261,155	69,267
Loan application, inspection & processing fees	53,813	28,530	207,733	59,243
Fees and service charges	176,443	215,209	559,054	670,941
Gain on sale of loans	—	30,846	28,310	294,492
Net gain on sale of investment securities	—	924,317	—	916,275
Gain on sale of branch assets and deposits	—	—	50,643	—
Earnings on cash surrender value of life insurance	128,523	121,710	397,700	384,673
Other income	105,061	101,370	311,411	266,918

Total non-interest income	560,023	1,456,712	1,816,006	2,661,809

Non-interest Expense
Salaries and benefits	2,158,595	2,620,042	7,740,362	8,236,487
Occupancy and equipment expense	981,688	1,127,466	2,956,443	3,386,163
Data processing	366,858	378,591	1,026,474	1,070,316
Advertising and promotional expense	39,570	15,355	157,592	41,318
Professional and other outside services	740,222	509,793	2,399,108	1,979,143
Loan administration and processing expense	41,369	35,020	192,445	88,924
Regulatory assessments	242,242	439,035	920,547	1,311,189
Insurance expense	88,718	108,595	250,637	386,615
Other real estate operations	33,705	22,523	90,640	(111,373)
Material and communications	93,670	106,007	302,100	369,919
Restructuring charges and asset disposals (Note 12)	53,510	8,165	447,968	503,372
Prepayment penalty on borrowings	1,405,689	—	4,116,446	—
Other operating expense	215,297	300,571	943,201	824,674

Total non-interest expense	6,461,133	5,671,163	21,543,963	18,086,747

(Loss) income before income taxes	(2,369,948)	18,025	(8,259,826)	908,837
Benefit for Income Taxes	—	—	(21,080)	—

Net (loss) income	$(2,369,948)	$18,025	$(8,238,746)	$908,837

Basic and diluted (loss) income per share (Note 7)	$(0.06)	$0.00	$(0.21)	$0.02

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		NIne Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net (loss) income	$(2,369,948)	$18,025	$(8,238,746)	$908,837
Other comprehensive income:
Unrealized holding (losses) gains on securities, net of taxes:
Unrealized holding (losses) gains arising during the period	(264,122)	(174,415)	(838,567)	5,853
Less reclassification adjustment for net gains included in net income	—	(573,077)	—	(568,090)

Total	(264,122)	(747,492)	(838,567)	(562,237)

Comprehensive (loss) income	$(2,634,070)	$(729,467)	$(9,077,313)	$346,600

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Stock	Income (Loss)	Total
Balance at December 31, 2011	38,362,727	$383,744	$105,050,433	$(54,858,831)	$(160,025)	$134,339	$50,549,660
Comprehensive income
Net income	—	—	—	908,837	—	—	908,837
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	(562,237)	(562,237)

Total comprehensive income							346,600

Share-based compensation expense			236,138				236,138
Issuance of restricted stock	104,346	1,043	(1,043)				—

Balance, September 30, 2012	38,467,073	$384,787	$105,285,528	$(53,949,994)	$(160,025)	$(427,898)	$51,132,398

Balance at December 31, 2012	38,480,114	$384,918	$105,355,680	$(55,394,995)	$(160,025)	$(617,780)	$49,567,798
Comprehensive loss
Net loss	—	—	—	(8,238,746)	—	—	(8,238,746)
Unrealized holding loss on available for sale securities, net of taxes	—	—	—	—	—	(838,567)	(838,567)

Total comprehensive loss							(9,077,313)

Share-based compensation expense			70,541				70,541
Net issuance of restricted stock	189,092	1,891	(1,891)				—

Balance, September 30, 2013	38,669,206	$386,809	$105,424,330	$(63,633,741)	$(160,025)	$(1,456,347)	$40,561,026

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net (loss) income:	$(8,238,746)	$908,837
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Restructuring charges and asset disposals	(198,465)	39,445
Amortization and accretion of investment premiums and discounts, net	139,089	306,157
Amortization and accretion of purchase loan premiums and discounts, net	17,197	9,415
Provision for loan losses	970,214	(2,558,827)
Gain on sale of loans	(28,310)	(294,492)
Gain on sale of mortgage loans	(259,821)	—
Originations of mortgage loans held for sale	(35,646,963)	—
Proceeds from sales of mortgage loans held for sale	37,061,255	—
Gain on sale of investment securities	—	(916,275)
Earnings on cash surrender value of life insurance	(397,700)	(384,673)
Depreciation and amortization	869,176	914,791
Gain on disposal of fixed assets	—	(100)
Gain on sale of other real estate owned	(200,383)	(213,555)
Proceeds from sale of branch assets and deposits	126,875	—
Gain on sale of branch assets and deposits	(50,643)	—
Share-based compensation	70,541	236,138
Changes in assets and liabilities:
(Increase) decrease in net deferred loan costs	(197,951)	85,007
Decrease in accrued interest and dividends receivable	342,934	474,511
Decrease (increase) in other assets	1,127,466	(1,562,492)
Increase in receivable of settlement of investment securities	—	(14,638,081)
(Decrease) increase in accrued expenses and other liabilities	(1,632,743)	250,052

Net cash used in operating activities	(6,126,978)	(17,344,142)

Cash Flows from Investing Activities:
Purchases of available for sale securities	—	(10,005,107)
Principal repayments on available for sale securities	2,444,803	7,631,717
Proceeds from the sale of available for sale securities	—	45,231,718
Proceeds from redemption of available for sale securities	—	5,000,000
Purchases of Federal Reserve Bank stock	—	(48,850)
Proceeds from repurchase of excess stock by Federal Reserve Bank	212,200	11,650
Proceeds from repurchase of excess stock by Federal Home Loan Bank	201,200	164,500
Proceeds from sale of loans	10,655,482	83,007,065
Net decrease (increase) in loans	17,520,476	(75,068,587)
Proceeds from sale of other real estate owned	1,309,587	2,123,779
Capital improvements of other real estate owned	(80,401)	(111,464)
Purchase of bank premises and equipment, net	(2,654,443)	(520,447)

Net cash provided by investing activities	29,608,904	57,415,974

Cash Flows from Financing Activities:
Net decrease in demand, savings and money market deposits	(11,030,035)	(3,225,872)
Net decrease in time certificates of deposits	(30,592,042)	(57,730,214)
Decrease in deposits held for sale	(14,538,205)	—
(Decrease) increase in FHLB borrowings	(8,000,000)	10,000,000
Decrease in repurchase agreements	(7,000,000)	—

Net cash used in financing activities	(71,160,282)	(50,956,086)

Net (decrease) increase in cash and cash equivalents	(47,678,356)	(10,884,254)
Cash and Cash Equivalents:
Beginning	71,014,407	55,425,376

Ending	$23,336,051	$44,541,122

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Supplemental disclosures of cash flow information
Interest paid	$3,914,163	$5,488,472

Income taxes paid	$2,750	$—

Supplemental disclosures of noncash operating, investing and financing activities:
Unrealized holding loss on available for sale securities arising during the period	$(838,567)	$(906,832)

Transfer of loans to other real estate owned	$—	$1,238,144

Transfer of other real estate owned to premises and equipment	$—	$950,000

Transfer of loans to held for sale	$—	$1,950,000

Reduction in deposits held for sale	$10,167,176	$—

Reduction in branch assets held for sale	$12,012	$—

See Accompanying Notes to Consolidated Financial Statements.

F-8

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for the remainder of 2013.

Note 2: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available-for-sale securities at September 30, 2013 and December 31, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013:
U. S. Government agency bonds	$7,500,000	$—	$(313,095)	$7,186,905
U. S. Government agency mortgage-backed securities	23,253,208	—	(664,671)	22,588,537
Corporate bonds	9,000,000	—	(478,581)	8,521,419

	$39,753,208	$—	$(1,456,347)	$38,296,861

December 31, 2012:
U. S. Government agency bonds	$7,500,000	$26,170	$—	$7,526,170
U. S. Government agency mortgage-backed securities	25,837,100	—	(130,209)	25,706,891
Corporate bonds	9,000,000	—	(513,741)	8,486,259

	$42,337,100	$26,170	$(643,950)	$41,719,320

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at September 30, 2013 and December 31, 2012:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2013:
U. S. Government agency bonds	$7,186,905	$(313,095)	$—	$—	$7,186,905	$(313,095)
U. S. Government agency mortgage— backed securities	20,697,296	(558,648)	1,891,241	(106,023)	22,588,537	(664,671)
Corporate bonds	—	—	8,521,419	(478,581)	8,521,419	(478,581)

Totals	$27,884,201	$(871,743)	$10,412,660	$(584,604)	$38,296,861	$(1,456,347)

December 31, 2012:
U. S. Government agency mortgage— backed securities	$25,670,832	$(130,209)	$—	$—	$25,670,832	$(130,209)
Corporate bonds	2,842,368	(157,632)	5,643,891	(356,109)	8,486,259	(513,741)

Totals	$28,513,200	$(287,841)	$5,643,891	$(356,109)	$34,157,091	$(643,950)

At September 30, 2013, eleven securities had unrealized holding losses with aggregate depreciation of 3.67% from the amortized cost. At December 31, 2012, nine securities had unrealized losses with aggregate depreciation of 1.9% from the amortized cost.

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

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on corporate debt and bonds issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound. The corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. The Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company therefore does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

The amortized cost and fair value of available-for-sale debt securities at September 30, 2013 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

	Amortized Cost	Fair Value
Maturity:
Corporate bonds 5 to 10 years	$9,000,000	$8,521,419
U.S. Government agency bonds < 5 years	2,500,000	2,441,820
U.S. Government agency bonds 5 to 10 years	5,000,000	4,745,085
U.S. Government agency mortgage-backed securities	23,253,208	22,588,537

Total	$39,753,208	$38,296,861

Note 3: Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at September 30, 2013 and December 31, 2012 is as follows:

	September 30,	December 31,
	2013	2012
Real Estate
Commercial	$223,883,646	$247,495,321
Residential	113,349,382	119,033,025
Construction	335,000	4,997,991
Construction to permanent	10,225,669	4,851,768
Commercial	40,002,905	36,428,751
Consumer home equity	45,445,108	49,180,908
Consumer installment	1,991,345	2,162,718

Total Loans	435,233,055	464,150,482
Premiums on purchased loans	202,452	219,649
Net deferred costs	636,992	439,041
Allowance for loan losses	(6,216,070)	(6,015,636)

Loans receivable, net	$429,856,429	$458,793,536

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$5,322,070	$6,673,648	$6,015,636	$9,384,672
Provision for loan losses	1,000,000	—	970,214	(2,558,827)
Loans charged-off	(123,143)	(3,997)	(840,317)	(197,220)
Recoveries of loans previously charged-off	17,143	22,080	70,537	63,106

Balance, end of period	$6,216,070	$6,691,731	$6,216,070	$6,691,731

At September 30, 2013 and December 31, 2012, the unpaid balances of loans 90 days or more past due and still accruing interest were $1.8 million and $2.2 million, respectively. Three of the 4 loans at September 30, 2013, totaling $1.6 million, were continuing to make interest payments, were past maturity and are in the process of being renewed. The other loan totaling $214,000 was over 90 days past due as to payments, but was subsequently paid off.

The unpaid principal balances of loans on nonaccrual status and considered impaired were $20.7 million at September 30, 2013 and $23.8 million at December 31, 2012. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $281,000 of additional income during the quarter ended September 30, 2013 and $521,000 during the quarter ended September 30, 2012. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $960,000 of additional income for the nine months ended September 30, 2013 and $1.1 million for the nine months ended September 30, 2012.

For the three months ended September 30, 2013 and 2012, the interest collected and recognized as income on impaired loans, which includes non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded, was approximately $627,000 and $76,000 respectively. For the nine months ended September 30, 2013 and 2012, the interest income collected and recognized on impaired loans was approximately $847,000 and $514,000 respectively. The average recorded investment in impaired loans for the three and nine months ended September 30, 2013 was $32.2 million and $32.3 million respectively.

At September 30, 2013, there were 4 loans totaling $4.6 million that were considered “troubled debt restructurings,” as compared to December 31, 2012 when there were 8 loans totaling $11.6 million, all of which were included in impaired loans. At September 30, 2013, 1 of the 4 loans aggregating $1.0 million were accruing loans and 3 loans aggregating $3.6 million were non-accruing loans.

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

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 75% of the market value of the collateral for commercial real estate at the date of the credit extension depending on the Company’s evaluation of the borrowers’ creditworthiness and type of collateral and up to 80% for residential 1-4 family real estate. In the case of construction loans, the maximum loan-to-value was 65% of the “as completed” market value. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are accounts receivable, inventory, other business assets, marketable securities and time deposits. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows on all loans.

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

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months ended September 30, 2013. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

Three months ended September 30, 2013	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,721,688	$1,953,084	$236,484	$23,594	$933,961	$243,949	$209,310	$5,322,070
Charge-offs	(14,571)	—	(106,764)	—	—	(1,808)	—	(123,143)
Recoveries	1,243	14,987	—	—	—	913	—	17,143
Provision	1,051,322	(166,784)	(13,502)	892	86,114	(14,191)	56,149	1,000,000

Ending Balance	$2,759,682	$1,801,287	$116,218	$24,486	$1,020,075	$228,863	$265,459	$6,216,070

Ending balance: individually evaluated for impairment	$2,200,000	$513,112	$116,218	$—	$325,690	$1,861	$—	$3,156,881
Ending balance: collectively evaluated for impairment	559,682	1,288,175	—	24,486	694,385	227,002	265,459	3,059,189

Total Allowance for Loan Losses	$2,759,682	$1,801,287	$116,218	$24,486	$1,020,075	$228,863	$265,459	$6,216,070

Total Loans ending balance	$40,002,905	$223,883,646	$335,000	$10,225,669	$113,349,382	$47,436,453	$—	$435,233,055

Ending balance:
individually evaluated for impairment	$6,109,493	$13,442,936	$335,000	$1,212,951	$8,733,016	$653,344	$—	$30,486,740

Ending balance :
collectively evaluated for impairment	$33,893,412	$210,440,710	$—	$9,012,718	$104,616,366	$46,783,109	$—	$404,746,315

The following table sets forth activity in our allowance for loan losses, by loan type, for the nine months ended September 30, 2013. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

Nine months ended September 30, 2013	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$941,456	$3,509,395	$311,297	$18,720	$897,368	$216,698	$120,702	$6,015,636
Charge-offs	(14,571)	(290,000)	(129,868)	—	(385,117)	(20,761)	—	(840,317)
Recoveries	3,243	44,963	20,000	—	612	1,719	—	70,537
Provision	1,829,554	(1,463,071)	(85,211)	5,766	507,212	31,207	144,757	970,214

Ending Balance	$2,759,682	$1,801,287	$116,218	$24,486	$1,020,075	$228,863	$265,459	$6,216,070

Ending balance: individually evaluated for impairment	$2,200,000	$513,112	$116,218	$—	$325,690	$1,861	$—	$3,156,881
Ending balance: collectively evaluated for impairment	559,682	1,288,175	—	24,486	694,385	227,002	265,459	3,059,189

Total Allowance for Loan Losses	$2,759,682	$1,801,287	$116,218	$24,486	$1,020,075	$228,863	$265,459	$6,216,070

Total Loans ending balance	$40,002,905	$223,883,646	$335,000	$10,225,669	$113,349,382	$47,436,453	$—	$435,233,055

Ending balance:
individually evaluated for impairment	$6,109,493	$13,442,936	$335,000	$1,212,951	$8,733,016	$653,344	$—	$30,486,740

Ending balance :
collectively evaluated for impairment	$33,893,412	$210,440,710	$—	$9,012,718	$104,616,366	$46,783,109	$—	$404,746,315

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

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at September 30, 2013:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$27,830,172	$3,712,583	$193,051,087	$7,029,296	$—	$—	$9,012,718	$—	$82,973,466	$24,781,210	$42,243,549	$4,458,999	$633,192	$395,726,272
Special Mention	175,632	—	8,277,203	2,526,863	—	—	—	—	—	—	—	—	—	10,979,698
Substandard	8,284,518	—	2,733,499	10,265,698	—	335,000	—	1,212,951	2,497,660	3,097,046	42,713	58,000	—	28,527,085

	$36,290,322	$3,712,583	$204,061,789	$19,821,857	$—	$335,000	$9,012,718	$1,212,951	$85,471,126	$27,878,256	$42,286,262	$4,516,999	$633,192	$435,233,055

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals
Performing	$33,893,412	$216,488,334	$—	$9,012,718	$107,754,676	$47,343,058	$414,492,198
Non Performing	6,109,493	7,395,312	335,000	1,212,951	5,594,706	93,395	20,740,857

Total	$40,002,905	$223,883,646	$335,000	$10,225,669	$113,349,382	$47,436,453	$435,233,055

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2012:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$25,563,777	$1,241,109	$203,149,356	$9,182,622	$—	$—	$3,593,058	$—	$77,368,459	$25,617,355	$46,102,332	$3,752,752	$765,469	$396,336,289
Special Mention	7,234,814	164,191	11,554,971	5,374,265	3,135,953	—	—	—	5,310,178	—	98,530	564,175	—	33,437,077
Substandard	2,014,401	210,459	8,503,630	9,730,477	—	1,862,038	—	1,258,710	2,524,186	8,212,847	2,368	58,000	—	34,377,116

	$34,812,992	$1,615,759	$223,207,957	$24,287,364	$3,135,953	$1,862,038	$3,593,058	$1,258,710	$85,202,823	$33,830,202	$46,203,230	$4,374,927	$765,469	$464,150,482

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals
Performing	$36,209,242	$237,764,844	$3,135,953	$3,593,058	$108,295,992	$51,341,258	$440,340,347
Non Performing	219,509	9,730,477	1,862,038	1,258,710	10,737,033	2,368	23,810,135

Total	$36,428,751	$247,495,321	$4,997,991	$4,851,768	$119,033,025	$51,343,626	$464,150,482

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at September 30, 2013:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non- Accrual and Past Due Loans
Commercial
Substandard	$—	$—	$6,109,493	$6,109,493	$—	$749,999	$6,859,492

Total Commercial	$—	$—	$6,109,493	$6,109,493	$—	$749,999	$6,859,492

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$214,005	$214,005
Substandard	$—	$—	$7,395,312	$7,395,312	$—	$847,562	$8,242,874

Total Commercial Real Estate	$—	$—	$7,395,312	$7,395,312	$—	$1,061,567	$8,456,879

Construction
Substandard	$—	$—	$335,000	$335,000	$—	$—	$335,000

Total Construction	$—	$—	$335,000	$335,000	$—	$—	$335,000

Construction to Permanent
Substandard	$—	$—	$—	$—	$1,212,951	$—	$1,212,951

Total Construction to Permanent	$—	$—	$—	$—	$1,212,951	$—	$1,212,951

Residential Real Estate
Substandard	$—	$—	$5,209,929	$5,209,929	$384,777	$—	$5,594,706

Total Residential Real Estate	$—	$—	$5,209,929	$5,209,929	$384,777	$—	$5,594,706

Consumer
Substandard	$—	$33,534	$59,861	$93,395	$—	$—	$93,395

Total Consumer	$—	$33,534	$59,861	$93,395	$—	$—	$93,395

Total	$—	$33,534	$19,109,595	$19,143,129	$1,597,728	$1,811,566	$22,552,423

$6.1 million of the commercial substandard loans reported above was subsequently modified and brought current as to principal and interest.

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

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these non-accrual loans was $20.7 million and $23.8 million at September 30, 2013, and December 31, 2012 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain troubled debt restructures (TDRs) are placed on non-accrual status.

Loans past due ninety days or more, and still accruing interest were $1.8 million and $2.2 million at September 30, 2013, and December 31, 2012 respectively, and consisted of 4 loans at September 30, 2013. Three of the 4 loans at September 30, 2013, totaling $1.6 million, were continuing to make interest payments, were past maturity and are in the process of being renewed. The other loan totaling $214,000 was over 90 days past due as to payments, but was subsequently paid off.

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at September 30, 2013.

	Performing (Accruing) Loans
	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing Loans	Total Non- Accrual and Past Due Loans	Total Loans
Commercial
Pass	$—	$25,000	$25,000	$31,517,755	$31,542,755	$—	$31,542,755
Special Mention	17,403	—	17,403	158,229	175,632	—	175,632
Substandard	—	—	—	1,425,026	1,425,026	6,859,492	8,284,518

Total Commercial	$17,403	$25,000	$42,403	$33,101,010	$33,143,413	$6,859,492	$40,002,905

Commercial Real Estate
Pass	$—	$—	$—	$199,866,378	$199,866,378	$214,005	$200,080,383
Special Mention	—	—	—	10,804,066	10,804,066	—	10,804,066
Substandard	—	—	—	4,756,323	4,756,323	8,242,874	12,999,197

Total Commercial Real Estate	$—	$—	$—	$215,426,767	$215,426,767	$8,456,879	$223,883,646

Construction
Pass	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	335,000	335,000

Total Construction	$—	$—	$—	$—	$—	$335,000	$335,000

Construction to Permanent
Pass	$—	$—	$—	$9,012,718	$9,012,718	$—	$9,012,718
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,212,951	1,212,951

Total Construction to Permanent	$—	$—	$—	$9,012,718	$9,012,718	$1,212,951	$10,225,669

Residential Real Estate
Pass	$86,107	$—	$86,107	$107,668,569	$107,754,676	$—	$107,754,676
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,594,706	5,594,706

Total Residential Real Estate	$86,107	$—	$86,107	$107,668,569	$107,754,676	$5,594,706	$113,349,382

Consumer
Pass	$—	$—	$—	$47,335,740	$47,335,740	$—	$47,335,740
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	7,318	7,318	93,395	100,713

Total Consumer	$—	$—	$—	$47,343,058	$47,343,058	$93,395	$47,436,453

Total	$103,510	$25,000	$128,510	$412,552,122	$412,680,632	$22,552,423	$435,233,055

The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2012.

	Performing (Accruing) Loans
	31-60 Days Past Due	Greater Than 60 Days	Total Past Due	Current	Total Performing Loans	Total Non- Accrual and Past Due Loans	Total Loans
Commercial
Pass	$10,171	$—	$10,171	$26,494,715	$26,504,886	$300,000	$26,804,886
Special Mention	—	—	—	7,399,006	7,399,006	—	7,399,006
Substandard	—	—	—	1,505,350	1,505,350	719,509	2,224,859

Total Commercial	$10,171	$—	$10,171	$35,399,071	$35,409,242	$1,019,509	$36,428,751

Commercial Real Estate
Pass	$—	$—	$—	$211,765,042	$211,765,042	$566,936	$212,331,978
Special Mention	—	—	—	16,929,236	16,929,236	—	16,929,236
Substandard	—	—	—	7,636,269	7,636,269	10,597,838	18,234,107

Total Commercial Real Estate	$—	$—	$—	$236,330,547	$236,330,547	$11,164,774	$247,495,321

Construction
Special Mention	$—	$—	$—	$3,135,953	$3,135,953	$—	$3,135,953
Substandard	—	—	—	—	—	1,862,038	1,862,038

Total Construction	$—	$—	$—	$3,135,953	$3,135,953	$1,862,038	$4,997,991

Construction to Permanent
Pass	$—	$—	$—	$3,593,058	$3,593,058	$—	$3,593,058
Substandard	—	—	—	—	—	1,258,710	1,258,710

Total Construction to Permanent	$—	$—	$—	$3,593,058	$3,593,058	$1,258,710	$4,851,768

Residential Real Estate
Pass	$40,838	$—	$40,838	$102,944,976	$102,985,814	$—	$102,985,814
Special Mention	—	—	—	5,310,178	5,310,178	—	5,310,178
Substandard	—	—	—	—	—	10,737,033	10,737,033

Total Residential Real Estate	$40,838	$—	$40,838	$108,255,154	$108,295,992	$10,737,033	$119,033,025

Consumer
Pass	$—	$12,443	$12,443	$50,608,110	$50,620,553	$—	$50,620,553
Special Mention	—	—	—	662,705	662,705	—	662,705
Substandard	—	—	—	58,000	58,000	2,368	60,368

Total Consumer	$—	$12,443	$12,443	$51,328,815	$51,341,258	$2,368	$51,343,626

Total	$51,009	$12,443	$63,452	$438,042,598	$438,106,050	$26,044,432	$464,150,482

The following table summarizes impaired loans as of September 30, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$9,050	$103,309	$—
Commercial Real Estate	10,154,788	10,863,318	—
Construction	—	—	—
Construction to Permanent	1,212,951	1,425,000
Residential	8,087,483	8,215,052	—
Consumer	651,483	672,679	—

Total:	$20,115,755	$21,279,358	$—
With an allowance recorded:
Commercial	$6,100,443	$6,166,667	$2,200,000
Commercial Real Estate	3,288,148	3,606,643	513,112
Construction	335,000	486,625	116,218
Construction to Permanent	—	—	—
Residential	645,533	2,647,198	325,690
Consumer	1,861	2,098	1,861

Total:	$10,370,985	$12,909,231	$3,156,881
Commercial	$6,109,493	$6,269,976	$2,200,000
Commercial Real Estate	13,442,936	14,469,961	513,112
Construction	335,000	486,625	116,218
Construction to Permanent	1,212,951	1,425,000	—
Residential	8,733,016	10,862,250	325,690
Consumer	653,344	674,777	1,861

Total:	$30,486,740	$34,188,589	$3,156,881

Impaired loans consist of non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded.

The following table summarizes impaired loans as of December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$46,301	$131,195	$—
Commercial Real Estate	12,328,103	13,369,985	—
Construction	—	—	—
Construction to Permanent	1,258,710	1,425,000	—
Residential	10,760,965	12,786,388	—
Consumer	564,175	564,175	—

Total:	$24,958,254	$28,276,743	$—
With an allowance recorded:
Commercial	$173,208	$350,000	$33,280
Commercial Real Estate	3,581,000	3,606,947	728,607
Construction	1,862,038	2,013,663	120,616
Construction to Permanent	—	—	—
Residential	2,806,210	2,806,766	83,543
Consumer	2,368	2,506	2,368

Total:	$8,424,824	$8,779,882	$968,414
Commercial	$219,509	$481,195	$33,280
Commercial Real Estate	15,909,103	16,976,932	728,607
Construction	1,862,038	2,013,663	120,616
Construction to Permanent	1,258,710	1,425,000	—
Residential	13,567,175	15,593,154	83,543
Consumer	566,543	566,681	2,368

Total:	$33,383,078	$37,056,625	$968,414

The recorded investment of impaired loans at September 30, 2013 and December 31, 2012 was $30.5 million and $33.4 million, with related allowances of $3.2 million and $1.0 million, respectively.

Included in the tables above at September 30, 2013 and December 31, 2012 are loans with carrying balances of $20.1 million and $25.0 million that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves at September 30, 2013 and December 31, 2012 have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

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

The following table presents the total troubled debt restructured loans as of September 30, 2013:

	Accrual		Non-accrual		Total
	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	—	$—	1	$1,880,000	1	$1,880,000
Residential Real Estate	—	—	1	500,000	1	500,000
Construction to permanent	1	1,003,299	1	1,212,951	2	2,216,250

Total Troubled Debt Restructurings	1	$1,003,299	3	$3,592,951	4	$4,596,250

The following table presents the total troubled debt restructured loans as of December 31, 2012:

	Accrual		Non-accrual		Total
	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	—	$—	2	$4,255,658	2	$4,255,658
Residential Real Estate	—	—	3	5,519,232	3	5,519,232
Construction to permanent	—	—	1	1,258,710	1	1,258,710
Commercial	—	—	1	37,251	1	37,251
Consumer home equity	1	564,175	—	—	1	564,175

Total Troubled Debt Restructurings	1	$564,175	7	$11,070,851	8	$11,635,026

No loans were modified in a troubled debt restructuring during the three months ended September 30, 2013. The following table summarizes loans that were modified in a troubled debt restructuring during the nine months ended September 30, 2013.

	Nine months ended September 30, 2013
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Number of Relationships	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction to permanent	2	4,730,324	2	4,698,372

Total Troubled Debt Restructurings	2	$4,730,324	2	$4,698,372

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

During the nine months ended September 30, 2013, two construction to permanent loans to one borrower in the amount of $3.7 million and $1.0 million were downgraded due to the financial hardship of the borrower. The loan for $3.7 million has since been upgraded. Three troubled debt restructured loans, a commercial loan for $37,000, a residential real estate loan for $4.4 million and a commercial real estate loan for $2.0 million have since paid off. Two troubled debt restructured loans, a home equity installment loan for $563,000 and a residential real estate loan for 347,000 were upgraded due to the improvement in the borrower’s financial condition.

All troubled debt restructurings are impaired loans, which are individually evaluated for impairment.

Note 4: Deposits

The following table is a summary of the Company’s deposits at:

	September 30,	December 31,
	2013	2012
Non-interest bearing	$58,109,595	$65,176,125

Interest bearing
NOW	28,561,739	30,191,403
Savings	82,392,324	77,760,967
Money market	31,473,919	42,401,428
Time certificates, less than $100,000	137,021,897	160,610,601
Time certificates, $100,000 or more	103,563,142	121,142,374

Total interest bearing	383,013,021	432,106,773

Total Deposits (1)	$441,122,616	$497,282,898

(1)	Included in total deposits are $24.7 million of deposits held for sale at December 31, 2012.

Note 5: Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive to directors and employees of the Company by the grant of options, restricted stock awards or phantom stock units. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations 2,658,733 shares of stock remain available for issuance under the Plan as of September 30, 2013. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall make terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants are available to directors and officers of the Company, or any subsidiary of the Company, and vest in quarterly or annual installments. The Compensation Committee accelerated the vesting of the initial grant of restricted stock in 2012, whereby the first year of the tranche vested immediately. The initial grant, which was awarded to the directors of the Board and accelerated, was deemed as compensation for past services. Stock options were granted at an exercise price equal to $2.20 based on a price determined by the Compensation Committee and all have an expiration period of 10 years. The fair value of stock options granted on January 24, 2012, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.28 years utilizing the simplified method, risk-free rate of return of 1.28%, volatility of 61.29% and no dividend yield. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis.

During the three months ended September 30, 2013 and September 30, 2012, the Company recorded $55,330 and $103,010 of total stock-based compensation, respectively. During the nine months ended September 30, 2013 and September 30, 2012, the Company recorded $70,541 and $236,138 of total stock-based compensation, respectively. During the nine months ended September 30, 2013, there were 223,880 shares of restricted stock granted under the 2012 Stock Plan.

The following table is a summary of the Company’s non-vested stock options as of September 30, 2013, and changes therein during the period then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding—December 31, 2012	850,000	$0.90	$2.20	10
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(850,000)	0.90	2.20	10

Outstanding—September 30, 2013	—	$—	$—	—

Exercisable—September 30, 2013	—	$—	$—	—

The following is a summary of the status of the Company’s restricted shares as of September 30, 2013, and changes therein during the period then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	44,566	$1.73
Granted	223,880	1.34
Vested	(13,314)	1.73

Non-vested at September 30, 2013	255,132	$1.39

Expected future stock award expense related to the non-vested restricted awards as of September 30, 2013, is $311,410 over an average period of 2.20 years.

Note 6: Income Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at September 30, 2013. The deferred tax position has been affected by several significant transactions in prior years. These transactions include increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company is in a cumulative net loss position at September 30, 2013, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $18.6 million against its deferred tax asset at September 30, 2013. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

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

The stock options and non-vested restricted stock awards did not have an impact on the diluted earnings per share. The following is information about the computation of income (loss) per share for the three and nine months ended September 30, 2013 and 2012:

Three months ended September 30, 2013	Net Loss	Weighted Average Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(2,369,948)	38,409,683	$(0.06)

Three months ended September 30, 2012	Net Income	Weighted Average Common Shares O/S	Amount
Basic and Diluted Income Per Share
Income attributable to common shareholders	$18,025	38,392,176	$0.00

Nine months ended September 30, 2013	Net Loss	Weighted Average Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(8,238,746)	38,426,431	$(0.21)

Nine months ended September 30, 2012	Net Income	Weighted Average Common Shares O/S	Amount
Basic and Diluted Income Per Share
Income attributable to common shareholders	$908,837	38,382,182	$0.02

Note 8: Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount
Unrealized holding losses arising during the period	$(264,122)	$—	$(264,122)	$(838,567)	$—	$(838,567)
Reclassification adjustment for losses recognized in income	—	—	—	—	—	—

Unrealized holding losses on available for sale securities, net of taxes	$(264,122)	$—	$(264,122)	$(838,567)	$—	$(838,567)

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount
Unrealized holding (losses) gains arising during the period	$(281,316)	$106,901	$(174,415)	$9,443	$(3,590)	$5,853
Reclassification adjustment for net gains recognized in income	(924,317)	351,240	(573,077)	(916,275)	348,185	(568,090)

Unrealized holding gains on available for sale securities, net of taxes	$(1,205,633)	$458,141	$(747,492)	$(906,832)	$344,595	$(562,237)

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

Financial instruments whose contractual amounts represent credit risk at September 30, 2013 are as follows:

Commitments to extend credit:
Future loan commitments	$17,400,933
Home equity lines of credit	29,241,288
Unused lines of credit	37,814,289
Undisbursed construction loans	3,690,036
Financial standby letters of credit	1,059,997

$89,206,543

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial property, deposits and securities. Based on an analysis of unfunded commitments, the bank has established a reserve of $12,469 as of September 30, 2013.

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

The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2013 and December 31, 2012 were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
The Company:
Total Capital (to Risk Weighted Assets)	$55,064	13.68%	$32,201	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	50,017	12.43%	16,096	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	50,017	9.09%	22,010	4.00%	N/A	N/A
The Bank:
Total Capital (to Risk Weighted Assets)	$54,639	13.56%	$32,235	8.00%	$40,294	10.00%
Tier 1 Capital (to Risk Weighted Assets)	49,597	12.30%	16,129	4.00%	24,194	6.00%
Tier 1 Capital (to Average Assets)	49,597	9.02%	21,994	4.00%	27,493	5.00%
December 31, 2012
The Company:
Total Capital (to Risk Weighted Assets)	$63,253	15.64%	$32,354	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,186	14.39%	16,174	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	58,186	9.33%	24,946	4.00%	N/A	N/A
The Bank:
Total Capital (to Risk Weighted Assets)	$61,908	15.31%	$32,349	8.00%	$40,468	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,840	14.05%	16,182	4.00%	24,280	6.00%
Tier 1 Capital (to Average Assets)	56,840	9.11%	24,957	4.00%	31,191	5.00%

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of September 30, 2013, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

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

The following table details the financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2013
September 30, 2013
U.S. Government agency mortgage- backed securities	$—	$22,588,537	$—	$22,588,537
U.S. Government agency bonds	—	7,186,905	—	7,186,905
Corporate bonds	—	8,521,419	—	8,521,419

Securities available for sale	$—	$38,296,861	$—	$38,296,861

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
December 31, 2012
U.S. Government agency mortgage- backed securities	$—	$25,706,891	$—	$25,706,891
U.S. Government agency bonds		7,526,170	—	7,526,170
Corporate bonds	—	8,486,259	—	8,486,259

Securities available for sale	$—	$41,719,320	$—	$41,719,320

There were no transfers of assets between levels 1, 2 or 3 as of September 30, 2013 or December 31, 2012. Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables reflect financial assets measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Balance
September 30, 2013
Impaired Loans (1)	$—	$—	$10,797,658	$10,797,658

Other real estate owned (2)	$—	$—	$3,845,041	$3,845,041

December 31, 2012
Impaired Loans (1)	$—	$—	$8,424,786	$8,424,786

Other real estate owned (2)	$—	$—	$4,873,844	$4,873,844

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.
(2)	Represents carrying value for which adjustments are based on the appraised value of the property.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of September 30, 2013 and December 31, 2012 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at September 30, 2013 and December 31, 2012 (in thousands):

		September 30, 2013		December 31, 2012
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$1,552	$1,552	$2,736	$2,736
Interest-bearing deposits due from banks	Level 1	21,785	21,785	67,567	67,567
Short-term investments	Level 1	—	—	711	711
Other investments	Level 2	3,500	3,500	3,500	3,500
Federal Reserve Bank stock	Level 1	1,518	1,518	1,730	1,730
Federal Home Loan Bank stock	Level 1	4,143	4,143	4,344	4,344
Loans receivable, net	Level 3	429,856	436,270	458,794	464,551
Accrued interest receivable	Level 1	1,551	1,551	1,894	1,894
Financial Liabilities:
Demand deposits	Level 1	$58,110	$58,110	$65,176	$65,176
Savings deposits	Level 1	82,392	82,392	77,761	77,761
Money market deposits	Level 1	31,474	31,474	42,401	42,401
NOW accounts	Level 1	28,562	28,562	30,191	30,191
Time deposits	Level 2	240,585	241,653	281,753	284,974
FHLB Borrowings	Level 2	42,000	41,996	50,000	52,448
Securities sold under repurchase agreements	Level 2	—	—	7,000	7,683
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Accrued interest payable	Level 1	1,312	1,312	1,241	1,241

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at September 30, 2013 and December 31, 2012. The estimated fair value of fee income on letters of credit at September 30, 2013 and December 31, 2012 was insignificant.

Note 12. Restructuring Charges and Asset Disposals

The Company recorded restructuring charges of $448,000 for the nine months ended September 30, 2013, compared to $503,000 in the same period as last year. These costs are included in restructuring charges and asset disposals in the Consolidated Statements of Operations.

During 2011, the Company announced that it would be undertaking a series of initiatives that are designed to transform and enhance its operations in order to strengthen the Company’s competitive position and return it to its goal of restored health and profitability:

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

During July 2013, there was an additional workforce reduction of back office personnel, resulting in restructuring charges of $53,510 in severance expenses.

Restructuring reserves at September 30, 2013 for the restructuring activities taken in connection with these initiatives are comprised of the following:

	Balance at December 31, 2012	Expenses	Cash payments	Non-cash charges	Balance at September 30, 2013
Lease liability costs 2011	$172,999	$(120,703)	$—	$(52,296)	$—
Lease liability costs 2012	80,220	—	(22,112)	(26,149)	31,959
Severance and benefit costs 2013	—	568,671	(545,876)	—	22,795

Total	$253,219	$447,968	$(567,988)	$(78,445)	$54,754

The restructuring reserves at September 30, 2013 are included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

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

Summary

Bancorp reported a net loss of $2.4 million ($0.06 basic and diluted loss per share) for the quarter ended September 30, 2013, compared to net income of $18,000 ($0.00 basic and diluted income per share) for the quarter ended September 30, 2012. For the nine-month period ended September 30, 2013, Bancorp realized a net loss of $8.2 million ($0.21 basic and diluted loss per share) compared to net income of $909,000 ($0.02 basic and diluted income per share) for the nine months ended September 30, 2012. The primary reason for the decrease in the quarterly comparison is the $1.4 million prepayment penalty incurred on the repayment of $20.0 million in high cost borrowings, and the $1.0 million increase to the provision for loan losses, due to additional specific reserves for certain impaired loans. Interest and dividend income decreased $370,000 due to the lower interest rate environment and a smaller investment portfolio than in the prior year, more than offset by lower interest expense of $668,000. Bancorp’s net interest income for the quarter ended September 30, 2013 was $4.5 million compared to $4.2 million for the quarter ended September 30, 2012. Interest income and interest expense decreased by 6% and 38%, respectively, for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. Non-interest income decreased $897,000 primarily due to gains recognized in the prior year on the sale of investment securities of $924,000 and loans sales of $31,000, partially offset with increases in mortgage banking activity and loan application fees of $61,000 and 25,000 respectively. Operating expenses increased $790,000 primarily due to the $1.4 million prepayment penalty on the extinguishment of debt mentioned above. Excluding the prepayment penalty, operating expenses decreased $616,000 primarily due to lower salary and benefits and occupancy expense of $461,000 and $146,000 respectively. These decreases were due to the impact of the restructuring initiatives of the reduction-in-force and branch closings. Regulatory assessments decreased $197,000. These were partially offset by an increase in professional and outside services of $230,000 as Bancorp continues to restructure its operations.

Total assets decreased $82.0 million from $617.9 million at December 31, 2012 to $535.9 million at September 30, 2013. The decrease in total assets is primarily due to Bancorp’s balance sheet strategies. Cash and cash equivalents decreased $47.7 million from $71.0 million at December 31, 2012 to $23.3 million at September 30, 2013 primarily due to a significant but intentional decline in deposits, resulting from the Company’s strategic initiative to restructure the balance sheet. The available-for-sale securities portfolio decreased $3.4 million from $41.7 million at December 31, 2012 to $38.3 million at September 30, 2013. This decrease is primarily due to principal paydowns of $2.4 million on mortgage backed securities. The net loan portfolio decreased $28.9 million from $458.8 million at December 31, 2012 to $429.9 million at September 30, 2013. The decrease in the net loan portfolio is primarily a result of loan payoffs in commercial and residential real estate loans of $23.2 million and $5.0 million respectively, and a $10.5 million bulk sale of residential loans. These were partially offset with new loan growth in residential real estate loans of $9.8 million. Loans held for sale decreased $1.2 million from $1.5 million at December 31, 2012 to $373,000 at September 30, 2013. Deposits decreased $56.2 million from $497.3 million at December 31, 2012 to $441.1 million at September 30, 2013. During the second quarter, the Bank sold $14.5 million of branch deposits. The decreases in certificates of deposit (CDs), money market accounts and NOW accounts of $30.6 million, $10.1 million and $1.5 million respectively, were primarily due to the planned reduction of higher cost deposit accounts to achieve net interest and the low interest rate environment. Demand deposits decreased $6.1 million. These were partially offset by an increase in savings accounts of $6.6 million. Borrowings decreased $15.0 million from $65.2 million at December 31, 2012 to $50.2 million at September 30, 2013.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $47.7 million, or 67%, to $23.3 million at September 30, 2013 compared to $71.0 million at December 31, 2012. This decrease is primarily the result of $56.2 million reduction in deposits, $15.0 million in repayments on borrowings and a $2.3 million purchase of a branch location, partially offset by loan payoffs.

Investments

The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

	September 30,	December 31,
	2013	2012
U.S. Government Agency bonds	$7,186,905	$7,526,170
U.S. Government Agency mortgage-backed securities	22,588,537	25,706,891
Corporate bonds	8,521,419	8,486,259

Total Available-for-Sale Securities	$38,296,861	$41,719,320

Available-for-sale securities decreased $3.4 million, or 8%, from $41.7 million at December 31, 2012 to $38.3 million at September 30, 2013. This decrease is primarily due to principal pay downs of $2.4 million on mortgage backed securities and an increase of $839,000 in unrealized losses on the portfolio.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

	September 30,	December 31,
	2013	2012
Real Estate
Commercial	$223,883,646	$247,495,321
Residential	113,349,382	119,033,025
Construction	335,000	4,997,991
Construction to permanent	10,225,669	4,851,768
Commercial	40,002,905	36,428,751
Consumer home equity	45,445,108	49,180,908
Consumer installment	1,991,345	2,162,718

Total Loans	435,233,055	464,150,482
Premiums on purchased loans	202,452	219,649
Net deferred costs	636,992	439,041
Allowance for loan losses	(6,216,070)	(6,015,636)

Loans receivable, net	$429,856,429	$458,793,536

Bancorp’s net loan portfolio decreased $28.9 million, or 6%, from $458.8 million at December 31, 2012 to $429.9 million at September 30, 2013. Commercial real estate loans decreased $23.6 million primarily due to loan payoffs of $23.2 million. Residential real estate loans decreased $5.7 million primarily due to a $10.5 million bulk sale of residential loans and $5.0 million of loan payoffs. These were partially offset with increases in residential real estate loans of $9.8 million. Construction loans and consumer home equity loans decreased $4.7 million and $3.7 million respectively, primarily due to loan pay-offs. These were partially offset with increases in construction to permanent loans of $5.4 million and commercial loans of $3.6 million.

At September 30, 2013, the net loan to deposit ratio was 97% and the net loan to total assets ratio was 80%. At December 31, 2012, these ratios were 92% and 74%, respectively. Excluding the deposits held for sale at December 31, 2012, the net loan to deposit ratio was 97%.

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

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(Thousands of dollars)	2013	2012	2013	2012
Balance at beginning of period	$5,322	$6,674	$6,016	$9,385
Charge-offs	(123)	(4)	(840)	(197)
Recoveries	17	22	71	63

Net Charge-offs	(106)	18	(770)	(134)

Provision charged to operations	1,000	—	970	(2,559)

Balance at end of period	$6,216	$6,692	$6,216	$6,692

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.00%	0.17%	0.03%

Ratio of ALL / Gross Loans	1.43%	1.34%	1.43%	1.34%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $6.2 million, at September 30, 2013, which represents 1.43% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	September 30,	December 31,
(Thousands of dollars)	2013	2012
Loans past due over 90 days	$1,811	$2,234
still accruing
Non accruing loans	20,741	23,810

Total	$22,552	$26,044

% of Total Loans	5.17%	5.60%
% of Total Assets	4.21%	4.22%

Loans delinquent over 90 days and still accruing aggregating $1.8 million are comprised of 4 loans, 3 of which have matured, continue to make payments and are in the process of being renewed. The other loan totaling $214,000 was over 90 days past due as to payments, but was subsequently paid off. Impaired loans, which are comprised of non-accruing loans, troubled debt restructured loans, and loans previously classified as TDRs that have been upgraded, decreased by $5.5 million to $30.5 million for the quarter ended September 30, 2013 and decreased $2.9 million for the nine months ended September 30, 2013. Impaired loans are attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets. The Bank’s customers, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.

The $20.7 million of non-accrual loans at September 30, 2013 is comprised of twenty-one loans, for which a specific reserve of $3.2 million has been established. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. Of the $20.7 million of non-accrual loans at September 30, 2013, borrowers of 3 loans with aggregate balances of $2.9 million continue to make loan payments and these loans are current within one and two months as to payments.

Potential Problem Loans

In addition to the above, there are $7.8 million of substandard accruing loans comprised of thirteen loans and $11.0 million of special mention loans comprised of twenty-three loans for which management has a concern as to the ability of the borrowers to comply with the present repayment terms. All but $2.6 million of the substandard accruing loans and $17,000 of the special mention loans continue to make timely payments and are within 30 days at September 30, 2013. Subsequently, $256,000 of the $11.0 million of special mention loans have paid off.

Other Real Estate Owned

The following table is a summary of Bancorp’s other real estate owned at the dates shown:

	September 30,	December 31,
	2013	2012
Residential construction	$—	$1,109,204
Residential real estate	3,845,041	3,764,640

Other real estate owned	$3,845,041	$4,873,844

The balance of other real estate owned at September 30, 2013 is comprised of one property with an aggregate carrying value of $3.8 million that was obtained through loan foreclosure proceedings. This property is under contract for sale and is expected to be sold in the fourth quarter. During the nine months ended September 30, 2013, one OREO property was sold with an aggregate carrying value of $1.1 million.

Deferred Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at September 30, 2013. The deferred tax position has been affected by several significant transactions in prior years. These transactions include increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company is in a cumulative net loss position at September 30, 2013, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $18.6 million against its deferred tax asset at September 30, 2013. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. In the future, if the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	September 30,	December 31,
	2013	2012
Non-interest bearing	$58,109,595	$65,176,125

Interest bearing
NOW	28,561,739	30,191,403
Savings	82,392,324	77,760,967
Money market	31,473,919	42,401,428
Time certificates, less than $100,000	137,021,897	160,610,601
Time certificates, $100,000 or more	103,563,142	121,142,374

Total interest bearing	383,013,021	432,106,773

Total Deposits (1)	$441,122,616	$497,282,898

(1)	Included in total deposits are $24.7 million of deposits held for sale at December 31, 2012. There were no deposits held for sale at September 30, 2013.

Total deposits decreased $56.2 million, or 11%, from $497.3 million at December 31, 2012 to $441.1 million at September 30, 2013. During the second quarter, the Bank sold $14.5 million of branch deposits. Interest bearing accounts decreased $49.1 million. This was primarily due to decreases in certificates of deposit (CDs) of $41.2 million and money market accounts of $10.9 million due to the planned reduction of higher cost deposit accounts and the low interest rate environment. NOW accounts decreased $1.6 million. These were partially offset by an increase of $4.6 million in savings accounts. Demand deposits decreased $7.1 million primarily as a result of decreases in commercial and personal checking accounts of $3.2 million and $2.6 million respectively and $1.1 million in cashier’s checks. These were partially offset by an increase of $126,000 in official checks. The overall cost of total deposits decreased from 1.04% at December 31, 2012 to 0.86% at September 30, 2013.

Borrowings

Total borrowings decreased $15.0 million from $65.2 million at December 31, 2012 to $50.2 million at September 30, 2013, as part of Bancorp’s balance sheet strategies. In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $62.0 million in additional advances from the Federal Home Loan Bank of Boston, including a $2.0 million overnight line of credit. The Bank has also established a line of credit at the Federal Reserve Bank.

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.40020% at September 30, 2013), mature on March 26, 2033. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. The deferral in the third quarter of 2013 represented the eighteenth consecutive quarter of deferral. The Company continues to accrue and charge interest to operations. The Company may defer the payment of interest through March 2014, and all accrued interest must be paid at the completion of the deferral period, June 2014.

Capital

Capital decreased $9.0 million compared to December 31, 2012 primarily as a result of the net loss of $8.2 million for the nine months ended September 30, 2013, and by the change in other comprehensive income.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased by $331,000 from $89.5 million at December 31, 2012 to $89.2 million at September 30, 2013, due to decreases of $1.8 million in unused lines of credit and $803,000 in home equity lines of credit. These were partially offset by increases of $1.1 million in financial standby letters of credit, $800,000 in future loan commitments and $457,000 in undisbursed construction loans.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended September 30,
	2013			2012
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$451,946	$5,427	4.80%	$485,363	$5,533	4.56%
Investments	48,507	177	1.46%	63,469	428	2.70%
Interest bearing deposits in banks	16,866	9	0.21%	42,277	22	0.21%

Total interest earning assets	517,319	5,613	4.34%	591,109	5,983	4.05%

Cash and due from banks	1,810			4,813
Premises and equipment, net	5,939			4,374
Allowance for loan losses	(5,295)			(6,689)
Other assets	29,045			26,907

Total Assets	$548,818			$620,514

Interest bearing liabilities:
Deposits	$399,872	$893	0.89%	$434,169	$1,240	1.14%
FHLB advances	34,280	118	1.38%	50,652	358	2.83%
Subordinated debt	8,248	71	3.44%	8,248	75	3.64%
Other borrowings	—	—	0.00%	7,000	78	4.46%

Total interest bearing liabilities	442,400	1,082	0.98%	500,069	1,751	1.40%

Demand deposits	59,365			63,558
Accrued expenses and other liabilities	4,394			5,570
Shareholders’ equity	42,659			51,317

Total liabilities and equity	$548,818			$620,514

Net interest income		$4,531			$4,232

Interest margin			3.50%			2.86%

Interest spread			3.36%			2.65%

	Nine months ended September 30,
	2013			2012
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$462,641	$15,668	4.52%	$495,757	$18,011	4.84%
Investments	50,274	709	1.88%	68,879	1,397	2.70%
Interest bearing deposits in banks	30,700	47	0.20%	52,374	72	0.18%

Total interest earning assets	543,615	16,424	4.03%	617,010	19,480	4.21%

Cash and due from banks	3,910			4,937
Premises and equipment, net	4,918			4,355
Allowance for loan losses	(5,681)			(8,168)
Other assets	29,753			27,347

Total Assets	$576,515			$645,481

Interest bearing liabilities:
Deposits	$414,554	$3,055	0.98%	$460,144	$4,178	1.21%
FHLB advances	40,439	636	2.10%	52,376	1,069	2.72%
Subordinated debt	8,248	213	3.44%	8,248	226	3.65%
Other borrowings	2,487	82	4.40%	7,000	232	4.42%

Total interest bearing liabilities	465,728	3,986	1.14%	527,768	5,705	1.44%

Demand deposits	60,538			61,337
Accrued expenses and other liabilities	4,728			5,319
Shareholders’ equity	45,521			51,057

Total liabilities and equity	$576,515			$645,481

Net interest income		$12,438			$13,775

Interest margin			3.05%			2.98%

Interest spread			2.89%			2.77%

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

	Three months ended September 30,			Nine months ended September 30,
	2013 vs 2012			2013 vs 2012
	Increase (decrease) in Interest			Increase (decrease) in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$(372)	$266	$(106)	$(1,177)	$(1,166)	$(2,343)
Investments	(85)	(166)	(251)	(324)	(364)	(688)
Interest bearing deposits in banks	(12)	(1)	(13)	(24)	(1)	(25)

Total interest earning assets	(469)	99	(370)	(1,525)	(1,531)	(3,056)

Interest bearing liabilities:
Deposits	$(92)	$(255)	$(347)	$(443)	$(680)	$(1,123)
FHLB advances	(139)	(101)	(240)	(272)	(161)	(433)
Subordinated debt	—	(4)	(4)	—	(13)	(13)
Other borrowings	(40)	(38)	(78)	(149)	(1)	(150)

Total interest bearing liabilities	(271)	(398)	(669)	(864)	(855)	(1,719)

Net interest income	$(198)	$497	$299	$(661)	$(676)	$(1,337)

For the quarter ended September 30, 2013, average interest earning assets decreased $73.8 million, or 12%, to $517.3 million from $591.1 million for the quarter ended September 30, 2012, resulting in interest income for Bancorp of $5.6 million compared to $6.0 million for the same period in 2012. Interest and fees on loans decreased $0.1 million or 2%, from $5.5 million for the quarter ended September 30, 2012 to $5.4 million for the quarter ended September 30, 2013. This decrease is primarily the result of the $33.4 million reduction in the average balance of the loan portfolio, along with lower average interest rates on new loan growth, partially offset by the collection of $503,000 in interest from non-accrual loans. When compared to the same period last year, interest income on investments decreased by 62% due to a decrease of $15.0 million in the average balance of investments outstanding. Income on interest-bearing deposits in banks decreased from $22,000 to $9,000 for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, which is reflective of a decrease of $25.4 million in the average balance of interest bearing deposits and lower yields earned on funds.

Total interest expense for the quarter ended September 30, 2013 of $1.1 million represents a decrease of $668,000 or 38%, compared to interest expense of $1.8 million for the same period last year. This decrease in interest expense is the result of a decrease in the average balances of interest-bearing liabilities and lower interest rates on deposit accounts and FHLB advances. Average balances of interest bearing deposit accounts decreased $34.3 million, or 8%, which is comprised primarily of decreases in certificates of deposit and money market accounts of $44.3 million and $12.6 million, respectively. These were partially offset by increases in savings of $11.6 million and NOW accounts of $3.7 million. In addition, lower interest rates contributed to the overall decrease of $347,000 in interest expense on deposits. Average FHLB advances decreased by $16.4 million, resulting in a decrease of $240,000 in interest expense. Interest expense on the junior subordinated debt and borrowed funds decreased by $81,000.

As a result of the above, Bancorp’s net interest income increased $299,000 or 7%, to $4.5 million for the three months ended September 30, 2013 compared to $4.2 million for the same period last year. The net interest margin for the three months ended September 30, 2013 was 3.50% as compared to 2.86% for the three months ended September 30, 2012 as a result of the various reasons mentioned above.

Interest and dividend income was $16.4 million for the nine months ended September 30, 2013, which represents a decrease of $3.1 million or 16%, as compared to interest and dividend income of $19.5 million for the same period last year. This decrease was due primarily to lower interest rates and the $33.1 million decrease in the average balance of the loan portfolio, partially offset by the collection of $504,000 in interest from loans placed on non-accrual, resulting in a decrease of $2.3 million in interest and fees on loans. This was combined with a decrease in interest and dividend income of $678,000 earned on the investment securities. The average balance of the investment portfolio decreased $18.6 million when compared to the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, total interest expense decreased $1.7 million, or 30%, to $4.0 million from $5.7 million for the nine months ended September 30, 2013. The decrease in interest expense was due primarily to lower interest rates and a $62.0 million reduction in the average balances of interest-bearing liabilities. Interest expense on the FHLB advances decreased $433,000 due to lower interest rates and an $11.9 million decrease in the average balance when compared to the same period last year.

As a result of the above, net interest income decreased $1.3 million, or 10%, for the nine months ended September 30, 2013 to $12.4 million as compared to $13.8 million at September 30, 2012. The net interest margin for the nine months ended September 30, 2013 was 3.05% as compared to 2.98% for the nine months ended September 30, 2012.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, a provision of $1.0 million was charged to operations for the three months ended September 30, 2013, compared to no adjustment to the provision for loan losses for the three months ended September 30, 2012, primarily due to additional specific reserves for a single impaired loan. For the nine months ended September 30, 2013, the provision for loan losses charged to operations was $970,000 compared to a release from operations of $2.6 million for the nine months ended September 30, 2012. The allowance for loan losses increased by $200,000 from December 31, 2012 to September 30, 2013 due primarily to $970,000 increase in reserves, as previously discussed, after net charge-offs of $770,000.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income decreased $897,000 from $1.5 million for the quarter ended September 30, 2012 to $560,000 for the quarter ended September 30, 2013. This is primarily due to gains recognized in prior year on the sale of investment securities of $924,000 and loan sales of $31,000. Fees and service charges on deposits decreased $39,000. These were partially offset by increases in mortgage banking activity and loan application fees of $61,000 and $25,000, respectively, when compared to the same period last year.

For the nine months ended September 30, 2013, non-interest income decreased $846,000, or 32%, to $1.8 million as compared to $2.7 million for the nine months ended September 30, 2012. This decrease is primarily due to net gains recognized in prior year on the sale of investment securities of $916,000. Gains recognized from the sale of loans decreased $266,000 and fees and services on deposit accounts decreased $112,000 when compared to the same period last year. These were partially offset by increases in mortgage banking activity, loan application fees, gain on sale of branch assets and earnings on the cash surrender value of life insurance of $192,000, $148,000, $51,000 and $13,000 respectively, when compared to the nine months end September 30, 2012.

Non-interest expenses

Non-interest expenses increased $790,000 or 14% from $5.7 million to $6.5 million for the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012. This increase is primarily due to a prepayment penalty on borrowings of $1.4 million. Excluding the prepayment penalty, operating expenses decreased $616,000 primarily due to lower salary and benefits and occupancy expense of $461,000 and $146,000 respectively, due to the impact of the restructurings. In addition, regulatory assessments and other operating expenses decreased $197,000 and $85,000 respectively. These were partially offset by increases in professional and other outside services of $230,000 and restructuring charges of $45,000 due to further reductions in force.

For the nine months ended September 30, 2013, non-interest expense increased $3.5 million, or 19% to $21.5 million from $18.1 million for the same period in 2012. This increase was primarily due to prepayment penalties on borrowings of $4.1 million. Excluding the prepayment penalty of $4.1 million, operating expenses decreased $659,000 primarily due to lower salary and benefits of $496,000 and occupancy expense of $430,000, due to the impact of the restructurings. Regulatory assessments and insurance expense decreased $391,000 and $136,000 respectively. Restructuring charges and asset disposals of $448,000 related to branch closings and reduction-in-force of personnel decreased $55,000 when compared to the prior year. These were partially offset by professional and other outside services and other real estate operations of $420,000 and $202,000 respectively. Advertising and promotional expense and loan administration and processing expense increased $116,000 and $104,000 respectively, when compared to the same period as last year.

LIQUIDITY

Bancorp’s liquidity ratio was 12% at September 30, 2013 compared to 10% at September 30, 2012. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at September 30, 2013 and December 31, 2012 respectively:

	September 30, 2013	December 31, 2012
Tier 1 Leverage Capital	9.09%	9.33%
Tier 1 Risk-based Capital	12.43%	14.39%
Total Risk-based Capital	13.68%	15.64%

The following table illustrates the Bank’s regulatory capital ratios at September 30, 2013 and December 31, 2012 respectively:

	September 30, 2013	December 31, 2012
Tier 1 Leverage Capital	9.02%	9.11%
Tier 1 Risk-based Capital	12.30%	14.05%
Total Risk-based Capital	13.56%	15.31%

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

MANAGEMENT CHANGES

On September 10, 2013, the Company announced the appointment of Christina L. Maier as Executive Vice President and Chief Financial Officer of both the Company and the Bank effective October 1, 2013, subject to regulatory approval. This is following the departure of William C. Gray, who retired as Executive Vice President and Chief Financial Officer. As previously reported on February 26, 2013, the Company announced the appointment of Kenneth T. Neilson as President and Chief Executive Officer of both the Company and the Bank effective March 18, 2013. This is following the departure of Christopher Maher, who resigned as President, CEO and director for personal reasons.

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

September 30, 2013
	Net Interest Income				Net Portfolio Value
Projected Interest	Estimated	$	Change	% Change	Estimated	$	Change	% Change
Rate Scenario	Value		from Base	from Base	Value		from Base	from Base
+200	16,422		(549)	-3.24%	64,608		(12,059)	-15.73%
+100	16,791		(180)	-1.06%	70,246		(6,421)	-8.38%
BASE	16,971				76,667
-100	17,117		146	0.86%	84,410		7,743	10.10%
-200	16,962		(9)	-0.05%	89,511		12,844	16.75%

December 31, 2012
	Net Interest Income				Net Portfolio Value
Projected Interest	Estimated	$	Change	% Change	Estimated	$	Change	% Change
Rate Scenario	Value		from Base	from Base	Value		from Base	from Base
+200	21,113		2,434	13.03%	46,403		(8,067)	-14.81%
+100	20,011		1,332	7.13%	50,576		(3,894)	-7.15%
BASE	18,679				54,470
-100	18,873		194	1.04%	58,725		4,255	7.81%
-200	18,819		140	0.75%	69,726		15,256	28.01%

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

There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II—OTHER INFORMATION.

Item 1: Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 1A: Risk Factors

During the three months ended September 30, 2013, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6: Exhibits

No.	Description

2.1	Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K dated December 17, 2009).

2.2	Amendment to Securities Purchase Agreement by and among Patriot National Bancorp, Inc., Patriot National Bank and PNBK Holdings LLC dated as of May 3, 2010 (incorporated by reference to Exhibit 10(a) to Bancorp’s Current Report on Form 8-K dated May 4, 2010).

3(i)	Certificate of Incorporation of Bancorp, (incorporated by reference to Exhibit 3(i) to Bancorp’s Current Report on Form 8-K dated December 1, 1999 (Commission File No. 000-29599)).

3(i)(A)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to Bancorp’s Annual Report on Form 10- KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

3(i)(B)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006 (commission File No. 000-29599)).

3(i)(C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to Bancorp’s current report Form 8-K dated October 21, 2010.

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599))

10(a)(2)	2012 Stock Plan of Bancorp (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011.

No.	Description

10(a)(14)

Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot

National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(14) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a)(15)	Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to Bancorp’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

10(a)(16)	Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10(a)(16) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 000-29599)).

10(a)(17)	Financial Services Agreement dated November 8, 2011 of Bancorp (incorporated by reference to Exhibit 10(a)(20) on the Quarterly Report on Form 10-Q dated November 10, 2011).

10(a)(18)	Employment letter between Kenneth T. Neilson, Bancorp and Patriot National Bank dated July 9, 2013 (incorporated by reference to Exhibit 10(a)(18) on the Quarterly Report on Form 10-Q dated August 12, 2013 (Commission File No. 000-29599)).

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT NATIONAL BANCORP, INC.
(Registrant)

By:	/s/ Christina L. Maier
Christina L. Maier,
Executive Vice President
Acting Chief Financial Officer

(On behalf of the registrant and as acting chief financial officer)

November 13, 2013