Form 10-K
period 2013-12-31
PATRIOT NATIONAL BANCORP INC
filed 2014-03-25
CIK 1098146

U. S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 based on the last sale price as reported on the NASDAQ Global Market: $5,934,992.

Number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of February 28, 2014: 38,774,975.

Documents Incorporated by Reference

Proxy Statement for 2014 Annual Meeting of Shareholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

Incorporated into Part III of this Form 10-K.

Patriot National Bancorp, Inc.

2013 Form 10-K Annual Report

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

General

Patriot National Bancorp, Inc. (“Bancorp or Company”), a Connecticut corporation, is a one-bank holding company for Patriot National Bank, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the “Bank”).

The Bank received its charter and commenced operations as a national bank on August 31, 1994. The Bank currently has eight branch offices in Connecticut. The Bank also expanded into New York State on November 17, 2006 through the purchase of a small branch office and related deposits in New York City and the subsequent opening of branch offices in Bedford and Scarsdale, both located in Westchester County, New York. In June 2012, the Bank closed the New York City branch.

On March 11, 2003, Bancorp formed Patriot National Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by Bancorp. Bancorp primarily invested the funds from the issuance of the debt in the Bank. The Bank in turn used the proceeds to fund general operations.

On April 1, 2008, the Bank acquired a 20% interest in a de novo insurance agency. The impact on the Bank’s operations in 2011, 2012 and 2013 has been minimal. During the fourth quarter of 2013, the Bank sold its interest in the de novo insurance agency.

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

Commercial Banking

The Bank conducts business at its main office located at 900 Bedford Street in Stamford, Connecticut and at other Connecticut branch offices located in Darien, Fairfield, Greenwich, Milford, Norwalk, Trumbull, and Westport. In New York State, the Bank conducts business at branch offices located in Bedford and Scarsdale. The Bank also operates a loan origination office at 1177 Summer Street in Stamford, Connecticut.

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

The Bank offers commercial loans to small and medium-sized businesses including secured and unsecured loans to service companies, manufacturers, restaurants, wholesalers, retailers and professionals doing business in the region. Other personal loans include lines of credit, installment loans, overdraft protection and credit cards. Real estate loans made to individuals include home mortgages, home improvement loans, bridge loans and home equity loans and lines of credit. Other loans offered include commercial real estate loans to area businesses. The Bank acts as a mortgage broker to satisfy the needs of its customers.

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

Residents and businesses in Stamford, Greenwich, Norwalk, Darien, Fairfield, Trumbull, Westport, and Milford Connecticut provide the majority of the Bank’s deposits. The Bank has expanded its footprint by establishing branch offices in the Westchester County, New York towns of Bedford and Scarsdale. The Bank has focused its attention on serving the segments of its market area historically served by community banks. The Bank competes in its market by providing a high level of personalized and responsive banking service for which the Bank believes there is a need.

The Bank’s loan customers extend beyond the towns and cities in which the Bank has branch offices, including nearby towns in Fairfield and New Haven Counties in Connecticut, and Westchester County and New York City in New York, although the Bank’s loan business is not necessarily limited to these areas. The Bank’s plans for future lending contemplate the diversification of the portfolio away from its historical emphasis on construction lending. While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in its market area, the Bank believes that the service industries, professionals and related businesses which have been attracted to this area, as well as the individuals that reside in this area, represent current and potential customers of the Bank.

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

The cities of Stamford and Norwalk and the towns of Greenwich, Darien, Milford, Fairfield, Trumbull, and Westport, CT are presently served by over 229 branches of commercial and savings banks along with approximately 27 in the New York towns of Bedford and Scarsdale. Most of these branches are offices of banks, which have headquarters outside of the states or areas served by the Bank or are subsidiaries of bank or financial holding companies whose headquarters are outside of the areas served by the Bank. In addition to banks with branches in the same areas as the Bank, there are numerous banks and financial institutions serving the communities surrounding these areas, which also draw customers from the cities and towns mentioned above and pose competition to the Bank for deposits and loans. Many of those banks and financial institutions are well established and well capitalized.

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

Under the BHC Act, Bancorp is required to file quarterly with the Federal Reserve Board a report of its operations. Bancorp, the Bank and any other subsidiaries are subject to examination by the Federal Reserve Board. In addition, Bancorp will be required to obtain the prior approval of the Federal Reserve Board to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company. Moreover, Bancorp, the Bank and any other subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on issuing any extension of credit to Bancorp or any of its subsidiaries or making any investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. If Bancorp wants to engage in businesses permitted to financial holding companies but not to bank holding companies, it would need to register with the Federal Reserve Board as a financial holding company.

The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that a bank holding company should pay cash dividends only to the extent that the bank holding company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board has also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if its bank subsidiary is classified as “undercapitalized.”

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

Bancorp is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance with the Exchange Act, files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the ”SEC”). The Bank’s operations are subject to regulation, supervision and examination by the OCC and the FDIC.

Federal and state banking regulations govern, among other things, the scope of the business of a bank, a bank holding company or a financial holding company, the investments a bank may make, deposit reserves a bank must maintain, the establishment of branches and the activities of a bank with respect to mergers and acquisitions. The Bank is a member of the Federal Reserve System and as such, is subject to applicable provisions of the Federal Reserve Act and regulations there-under. The Bank is subject to the federal regulations promulgated pursuant to the Financial Institutions Supervisory Act to prevent banks from engaging in unsafe and unsound practices, as well as various other federal and state laws and consumer protection laws. The Bank is also subject to the comprehensive provisions of the National Bank Act.

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

On July 20, 2002, the Sarbanes-Oxley Act of 2002 was enacted, the primary purpose of which is to protect investors through improved corporate governance and responsibilities of, and disclosures by, public companies. The Act contains provisions for the limitations of services that external auditors may provide as well as requirements for the credentials of Audit Committee members. In addition, the principal executive and principal financial officers are required to certify in quarterly and annual reports that they have reviewed the report; and based on the officers’ knowledge, the reports accurately present the financial condition and results of operations of the company and contain no untrue statement or omission of material fact. The officers also certify their responsibility for establishing and maintaining a system of internal controls, which insure that all material information is made known to the officers; this certification also includes the evaluation of the effectiveness of disclosure controls and procedures and their impact upon financial reporting. Section 404 of the Act, entitled Management Assessment of Internal Controls, requires that each annual report include an internal control report which states that it is the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting, as well as an assessment by management of the effectiveness of the internal control structure and procedures for financial reporting. This section further requires that the external auditors attest to, and report on, the Company’s internal controls over financial reporting. The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted an exemption to the attestation and the reporting on the Company’s internal controls over financial reporting by the external auditors for non-accelerated filers, those with public float of less than $75 million.

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

On July 2013, the FRB, the OCC and the FDIC approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. Banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to BHC’s and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act. The New Capital Rules are not yet effective for the Company. We are still in the process of assessing the impacts of these complex New Capital Rules.

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

Available Information

Our website address is http://www.pnbdirectonline.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Form 10-K. Bancorp makes available free of charge on our website (under the links entitled “For Investors”, then “SEC filings” and then “Documents”), our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, information statements on Schedule 14C, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such reports with or furnish it to the SEC. Because Bancorp is an electronic filer, such reports are filed with the SEC and are also available on their website (http://www.sec.gov). The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information about the Public Reference Room can be obtained by calling 1-800-SEC-0330.

Employees

As of December 31, 2013, Bancorp had 89 full-time employees and 11 part-time employees. None of the employees of Bancorp are covered by a collective bargaining agreement.

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

The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. A significant portion of Bancorp’s total loan portfolio is secured by real estate located in Fairfield County, Connecticut and New York City and Westchester County, New York, areas historically of high affluence that have been materially impacted by the financial troubles experienced by large financial service companies on Wall Street and other companies in recent years. Credit markets have become tight and underwriting standards more stringent, and the inability of purchasers of real estate to obtain financing will continue to impact the real estate market. Therefore, these loans may be subject to changes in grade, classification, accrual status, foreclosure, or loss which could have an effect on the adequacy of the allowance for loan losses.

Bancorp’s business is subject to various lending and other economic risks that could adversely impact Bancorp’s results of operations and financial condition.

Changes in economic conditions, particularly a continued economic slowdown in Fairfield County, Connecticut and the New York metropolitan area, could hurt Bancorp’s financial performance. A further deterioration in economic conditions, in particular an economic slowdown within Fairfield County, Connecticut and/or the New York metropolitan area, could result in the following consequences, any of which may hurt the business of Bancorp materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Bank’s products and services may decline; and assets and collateral associated with the Bank’s loans, especially real estate, may decline in value, thereby reducing a customer’s borrowing power. During the years 2007 through 2009, the general economic conditions and specific business conditions in the United States, including Fairfield County, Connecticut and the New York metropolitan area, deteriorated, resulting in increases in loan delinquencies, problem assets and foreclosures and declines in the value and collateral associated with the Bank’s loans. During 2010 through 2013, the economic climate improved marginally resulting in decreases in the Bank’s non-performing assets. A prolonged period of economic recession or worsening of these economic conditions may have an adverse effect on our results of operations and financial condition.

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

Bancorp’s success also depends, in part, on its continued ability to attract and retain experienced commercial lenders and retail bankers, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect Bancorp’s growth and prospects to the extent it is unable to quickly replace such personnel. Competition for commercial lenders and retail bankers is strong within the commercial banking, and Bancorp may not be successful in retaining or attracting personnel.

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

Environmental laws may require us to incur substantial expense and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures requiring the performance of an environmental site assessment before initiating any foreclosure action on real property, these assessments may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

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

Bancorp is a separate and distinct legal entity from the Bank, and all of the revenues Bancorp receives consist of dividends from the Bank. These dividends are the primary funding source for the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. If the Bank is unable to pay dividends to Bancorp, we may not be able to pay our obligations. The inability to receive dividends from the Bank could therefore have a material adverse effect on our business, our financial condition, and our results of operations, as well as our ability to pay or increase the current level of cash dividends paid to our shareholders. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. The deferral in the fourth quarter of 2013 represented the nineteenth consecutive quarter of deferral. The Company continues to accrue and charge interest to operations. The Company may only defer the payment of interest for 20 consecutive quarters, or thru March 2014, and all accrued interest must be paid at the completion of the deferral period, June 2014. As of December 31, 2013, the accrued interest payable is approximately $1.4 million.

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

As a result of these exemptions, our Nominating and Governance Committee and Compensation Committee do not consist entirely of independent directors and we are not required to have an annual performance evaluation of the Nominating and Governance and Compensation Committees. Accordingly, a holder of our common stock will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate goverance requirements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Patriot National Bancorp Inc.’s corporate headquarters and main branch banking office is located at 900 Bedford Street in Stamford, Connecticut. The Bank purchased the main Stamford branch and the Greenwich branch in 2013. One branch is owned and the Bank’s eight other branch banking offices, additional administrative and operational office space are leased. The Bank also leases space at its main office for additional parking. Lease commencement dates for office locations range from April 2003 to July 2012 and lease expiration dates fall between August 2014 and July 2017. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods.

The Bank has licensed excess space in two of its locations to an attorney and three independent companies. See also “Item 13. Certain Relationships and Related Transactions.” For additional information regarding the Bank’s lease obligations, see Note 9 to the Consolidated Financial Statements.

All leased properties are in good condition.

Item 3.	Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Bancorp Common Stock is traded on the NASDAQ Global Market under the Symbol “PNBK.” On December 31, 2013, the last sale price for Bancorp Common Stock on the NASDAQ Global Market was $1.04

The following table sets forth the high and low sales price and dividends per share of Bancorp Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Global Market.

	2013			2012
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$1.72	$1.05	$—	$1.88	$1.69	$—
June 30	1.63	1.17	—	1.88	1.52	—
September 30	1.48	1.29	—	1.75	1.45	—
December 31	1.39	1.01	—	1.63	1.03	—

Holders

There were approximately 774 shareholders of record of Bancorp Common Stock as of December 31, 2013. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

Dividends

Bancorp’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to Bancorp. Pursuant to the February 9, 2009 Agreement between the Bank and the Office of the Comptroller of the Currency, the Bank can pay dividends to Bancorp only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to Bancorp in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of December 31, 2013, the Bank had no retained earnings available for distribution to Bancorp as dividends. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements. The Federal Reserve Bank has also imposed dividend restrictions on Bancorp.

Recent Sales of Unregistered Securities

During the fourth quarter of 2013, Bancorp did not have any sales of unregistered securities.

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

Total Return
	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
PNBK	100	22.6	30.7	25.5	18.2	15.2
.BANK	100	81.5	91.2	79.9	92.5	128.4
.SPX	100	123.5	139.2	139.2	157.9	204.6

Item 6.	Selected Financial Data

At or for the year ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Interest and dividend income	$21,654,103	$25,216,517	$28,332,309	$35,608,891	$42,968,080
Interest expense	4,853,585	7,419,452	8,510,443	13,474,543	24,359,828
Net interest income	16,800,518	17,797,065	19,821,866	22,134,348	18,608,252
Provision for loan losses	970,214	(2,379,223)	7,464,427	7,714,000	13,089,000
Non-interest income	2,425,715	3,273,496	3,411,477	2,354,240	2,946,480
Non-interest expense	25,883,749	23,985,948	31,228,402	31,948,533	30,131,588
(Benefit) provision for income taxes	(338,784)	—	—	225,000	2,213,750
Net loss	(7,288,946)	(536,164)	(15,459,486)	(15,398,945)	(23,879,606)
Per Share Data:
Basic loss per share	(0.19)	(0.01)	(0.40)	(1.30)	(5.02)
Diluted loss per share	(0.19)	(0.01)	(0.40)	(1.30)	(5.02)
Dividends per share	—	—	—	—	—
Balance Sheet Data:
Cash and due from banks	34,865,881	70,303,641	54,715,809	136,324,258	97,535,593
Federal funds sold	—	—	—	10,000,000	10,000,000
Short-term investments	—	710,766	709,567	453,400	263,839
Investment securities	47,738,256	51,293,320	76,185,272	49,765,000	55,177,931
Loans, net	418,148,323	458,793,536	501,227,297	534,531,213	645,205,943
Total assets (2)	541,248,126	617,855,135	665,816,278	784,324,854	866,416,921
Total deposits (1)	430,204,082	497,282,898	544,909,393	646,808,829	761,334,292
Total borrowings	65,248,000	65,248,000	65,248,000	65,248,000	65,248,000
Total shareholders’ equity	41,840,688	49,567,798	50,549,660	67,172,188	35,861,310

(1)	Includes $24.7 million of deposits held for sale at December 31, 2012.
(2)	Includes $88,000 of branch assets held for sale at December 31, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies

Bancorp’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in this 2013 Annual Report on Form 10-K. The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the analysis and valuation of its investment securities, and the valuation of deferred tax assets, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

(2)

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value if collateral dependent, and internal risk ratings. Management applies an estimated loss rate to each loan group. The loss rates applied are based on the Company’s cumulative prior two year loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be more or less than the allowance for loan losses management has established, which could have an effect on the Company’s financial results.

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

Management has made the determination that none of the Bank’s investment securities are other-than-temporarily impaired at December 31, 2013, and no impairment charges were recorded during the year ended December 31, 2013.

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

The periods subject to examination for the Company’s Federal returns are the tax years 2008 through 2013. The periods subject to examination for the Company’s significant state return, which is Connecticut, are the tax years 2009 through 2013. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

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

The Federal Deposit Insurance Corporation (FDIC) insures deposits at FDIC-insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Based on the Bank’s current financial condition, a higher level of FDIC insurance premiums is assessed.

Summary

During the year ended December 31, 2013, Bancorp took several steps to restructure its balance sheet and operations intended to result in future profitable operations. First, Bancorp repaid $57.0 million of high cost borrowings incurring a prepayment penalty of $4.1 million. Second, Bancorp purchased two branch buildings where the cost of the leases exceeded the cost to own the properties. Third, Bancorp streamlined the branch operations, back office personnel and changed strategy relating to originating mortgages for sale where we had not been able to achieve the scale necessary for success. In this process, Bancorp incurred $522,000 of one-time restructuring expenses. Based on the steps taken during the year, we believe we have positioned Bancorp for profitability and to entertain growth opportunities.

Bancorp reported a net loss of $7.3 million ($.19 loss per share) for 2013 compared to a net loss of $536,000 ($0.01 loss per share) for 2012. The primary reason for the decrease, in addition to the $4.6 million in non-interest expense discussed above, is the decrease in interest and dividend income of $3.6 million due to the lower interest rate environment and smaller investment portfolio than in the prior year, partially offset by a decrease of $2.6 million in interest expense. The provision for loan losses increased $3.3 million when compared to prior year primarily due to an increase of $1.0 million due to additional specific reserves for certain impaired loans and the release of $2.4 million in excess reserves in 2012. Non-interest income decreased $848,000 primarily due to gains recognized in the prior year on the sale of investment securities and loans of $911,000 and $336,000, respectively, partially offset by gains recognized on the sale of branch assets and deposits of $51,000 and increases in loan application fees and mortgage banking activity of $147,000 and $92,000 respectively. Non-interest expenses increased $1.9 million, primarily due to the $4.1 million in prepayment penalties mentioned above, partially offset by the impact of the restructuring charges incurred in 2012 and 2013. Primarily as a result of restructuring charges, salaries and benefits and occupancy and equipment expense decreased $891,000 and $509,000 respectively in 2013. In addition, restructuring charges and asset disposals recorded in 2013 were $522,000 compared to $939,000 recorded in 2012. Regulatory assessments and insurance expense decreased $565,000 and $157,000 respectively. Total assets ended the year at $541.2 million, which represents a decrease of $76.6 million from 2012. Management strategically planned for the reduction in assets in 2013, as part of the Company’s ongoing turnaround plan to maintain regulatory capital ratios while incurring the $4.1 million prepayment penalties on borrowings and $0.5 million in restructuring charges.

Net interest income for the year ended December 31, 2013 decreased $1 million, or 5.6%, to $16.8 million as compared to $17.8 million for the year ended December 31, 2012. This is the result of a reduced level of average earning assets and the overall lower interest rate environment.

Total assets decreased $76.6 million, or 12%, from $617.9 million at December 31, 2012 to $541.2 million during the year as the loan portfolio decreased $40.7 million from $458.8 million at December 31, 2012 to $418.1 million at December 31, 2013. Cash and cash equivalents decreased $36.1 million, or $51%, from $71.0 million at December 31, 2012 to $34.9 million at December 31, 2013 primarily due to a significant but intentional decline in deposits, resulting from the Company’s strategic initiative to restructure the balance sheet and the purchase of two branch buildings. The available-for-sale securities portfolio decreased $4.0 million, or 10%, to $37.7 million at December 31, 2013 as compared to $41.7 million at December 31, 2012. Premises and equipment net increased $10.8 million primarily due to the purchase of two branch buildings. Other real estate owned decreased $4.9 million. As of December 31, 2013, for the first time since December 31, 2008, Bancorp had no other real estate owned properties on its balance sheet. Total deposits decreased $67.1 million, or 13%, partially due to a branch sale from $497.3 million at December 31, 2012 to $430.2 million at December 31, 2013. This is reflective of management’s pricing strategy to lower the cost of funds and reduce the reliance on higher cost funding products. Total borrowings remain unchanged from December 31, 2012. Shareholders’ equity decreased $7.7 million from $49.6 million at December 31, 2012 as compared to $41.8 million at December 31, 2013. This is primarily the result of the net loss of $7.3 million and the $569,000 reduction of accumulated other comprehensive income, partially offset by equity award grants of $131,000.

FINANCIAL CONDITION

Assets

Bancorp’s total assets decreased $76.6 million, or 12%, from $617.9 million at December 31, 2012 to $541.2 million at December 31, 2013 as the Bank reduced its concentration of residential loans by $12.8 million primarily through loan sales. Commercial real estate loans decreased $24.3 million, primarily due to loan payoffs. Consumer home equity loans decreased $5.1 million and construction loans continued to pay off and overall balances were reduced by $4.7 million or 94.8%. Construction to permanent loans increased $6.5 million. Interest bearing deposits decreased $34.3 million compared to December 31, 2012, primarily due to a branch sale and the planned reduction of higher cost deposit accounts to achieve net interest margin and the low interest rate environment.

Investments

The following table is a summary of Bancorp’s investment portfolio at fair value at December 31 for the years shown.

	2013	2012	2011
U. S. Government Agency bonds	$7,079,350	$7,526,170	$5,037,085
U. S. Government Agency mortgage-backed securities	21,752,212	25,706,891	50,049,429
Corporate bonds	8,869,794	8,486,259	11,383,458
Federal Reserve Bank stock	1,444,300	1,730,200	1,707,000
Federal Home Loan Bank stock	4,142,600	4,343,800	4,508,300
Other investments	4,450,000	3,500,000	3,500,000

Total Investments	$47,738,256	$51,293,320	$76,185,272

Total investments decreased $3.6 million, or 6.9%, primarily due to principal payments of $3.3 million on the government agency mortgage-backed securities and an increase in the unrealized loss of $569,000 on available for sale securities. In addition, there were stock repurchases of $286,000 and $201,000 in Federal Reserve Bank stock and Federal Home Loan Bank stock, respectively. These were partially offset with a purchase of other investments of $950,000.

The following table presents the maturity distribution of available-for-sale investment securities at December 31, 2013 and the weighted average yield of the amortized cost of such securities. The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. As mortgage-backed securities are not due at a single maturity date, they are included in the “No maturity” category in the following maturity summary.

		Over one	Over five				Weighted
	One year	through	through	Over ten			Average
	or less	five years	ten years	years	No maturity	Total	Yield
U. S. Government Agency bonds	$—	$2,500,000	$5,000,000	$—	$—	$7,500,000	1.83%
U. S. Government Agency mortgage-backed securities	—	—	—	—	22,387,986	22,387,986	2.15%
Corporate bonds	—	—	9,000,000	—	—	9,000,000	1.71%

Total	$—	$2,500,000	$14,000,000	$—	$22,387,986	$38,887,986	1.99%

Weighted average yield	—	1.34%	1.84%	—	2.15%	1.99%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2013:

	Amortized Cost	Fair Value
Available for sale securities:
U. S. Government Agency mortgage-backed securities and bonds	$29,887,986	$28,831,562
Other Investments:
Solomon Hess SBA Loan Fund LLC	$4,450,000	$4,450,000

Loans

The following table is a summary of Bancorp’s loan portfolio at December 31 for each of the years shown:

	2013	2012	2011	2010	2009
Real Estate
Commercial	$223,165,092	$247,495,321	$215,659,837	$228,842,489	$230,225,306
Residential	106,198,275	119,033,025	188,108,855	187,058,318	195,571,225
Construction	260,000	4,997,991	12,306,922	63,889,083	154,457,082
Construction to permanent	11,303,002	4,851,768	10,012,022	10,331,043	15,989,976
Commercial	35,061,249	36,428,751	31,810,735	14,573,790	19,298,505
Consumer home equity	44,080,895	49,180,908	49,694,546	42,884,962	44,309,265
Consumer and other	2,989,662	2,162,718	2,164,972	1,932,763	1,155,059

Total loans	423,058,175	464,150,482	509,757,889	549,512,448	661,006,418
Premiums on purchased loans	200,180	219,649	231,125	242,426	131,993
Net deferred costs (fees)	570,657	439,041	622,955	150,440	(138,350)
Allowance for loan losses	(5,680,689)	(6,015,636)	(9,384,672)	(15,374,101)	(15,794,118)

Loans, net	$418,148,323	$458,793,536	$501,227,297	$534,531,213	$645,205,943

Bancorp’s net loan portfolio decreased $40.6 million, or 8.9%, to $418.1 million at December 31, 2013 from $458.8 million at December 31, 2012. The decline in the loan portfolio was primarily the result of sales of residential real estate loans and loan payoffs. Significant decreases in the portfolio include a $24.3 million decrease in commercial loans, $12.8 million decrease in residential loans, $5.1 million decrease in consumer home equity loans and a $4.7 million decrease in construction loans. These were partially offset with a $6.5 million increase in construction to permanent loans. The allowance for loan losses decreased by $335,000. The decline in the loan portfolio in 2013 primarily reflects management’s decision to reduce a growing concentration in lower yielding residential real estate loans.

At December 31, 2013, the net loan to deposit ratio was 97% and the net loan to asset ratio was 77%. At December 31, 2012, the net loan to deposit ratio was 92%, and the net loan to asset ratio was 74%. Excluding the deposits held for sale at December 31, 2012, the net loan to deposit ratio was 97%.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities of loans in Bancorp’s portfolio at December 31, 2013, by type of loan:

		Due after
	Due in	one year
	one year	through	Due after
(thousands of dollars)	or less	five years	five years	Total
Commercial real estate	$4,374,526	$30,856,845	$187,933,721	$223,165,092
Residential real estate	—	—	106,198,275	106,198,275
Construction loans	260,000	—	—	260,000
Construction to permanent loans	1,197,474	—	10,105,528	11,303,002
Commercial loans	8,322,710	16,454,884	10,283,655	35,061,249
Consumer home equity	—	97,520	43,983,375	44,080,895
Consumer and other	9,981	1,491,833	1,487,848	2,989,662

Total	$14,164,691	$48,901,082	$359,992,402	$423,058,175

Fixed rate loans	$992,370	$30,566,049	$26,698,925	$58,257,344
Variable rate loans	13,172,321	18,335,033	333,293,477	364,800,831

Total	$14,164,691	$48,901,082	$359,992,402	$423,058,175

Loan Concentrations

The Bank has no concentrations of loans other than those disclosed in the above summary loan portfolio table. Commercial real estate plus construction represents 55.5% of total loans, up from 55.4% at December 31, 2012.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses decreased $335,000 from December 31, 2012 to December 31, 2013 primarily due to a reduction in loan balances and the improved credit quality of the loan portfolio.

As of the first quarter of 2012, the Bank had used a 12 quarter un-weighted average to calculate loss history. Beginning in the second quarter of 2012, the Bank implemented changes to the allowance methodology, resulting in a reduction of the allowance for loan losses of $1.1 million. In making this transition, the changes serve to update the methodology to reflect the direction of the current loan portfolio. The changes are threefold:

• First, the Bank adopted a two year, instead of a three year, weighted average historical loss factor as the basis for the calculation of its historical loss experience. This is used to calculate expected losses in the ASC 450-20, Contingencies pools prior to the application of qualitative risk adjustment factors. Weightings were allocated 59% to the last four quarters and 41% to the previous four quarters. This change was made to be more responsive to the changing credit environment. Net charge-offs have declined. This shorter average historical loss period will produce results more indicative of the current period and expected behavior of the portfolio.

• Second, the Bank adopted an Internal Risk Ratings Based (IRB) approach to calculating historical loss rates. This approach calibrates expected losses with actual risk assessment and equates the likelihood of loss to the level of risk in a credit facility rating. All loans are reviewed annually. Similarly, the Loan Committee can adjust a risk rating. Previously, loss history was applied to categories of loans and adjusted by qualitative factors apportioned by risk rating within the categories.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, and there is 6 months of performance.

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

Analysis of Allowance for Loan Losses

	2013	2012	2011	2010	2009
	(thousands of dollars)
Balance at beginning of period	$6,016	$9,385	$15,374	$15,794	$16,247

Charge-offs:
Commercial real estate	(403)	(50)	(2,941)	(2,560)	(2,380)
Residential real estate	(918)	(85)	(1,458)	(600)	(356)
Construction	(205)	(101)	(3,305)	(4,726)	(9,097)
Commercial	(63)	(48)	(375)	(396)	(468)
Consumer home equity	(58)	(745)	(150)	(46)	(1,378)
Consumer	(21)	(41)	(24)	(42)	(51)

Total charge-offs	(1,668)	(1,070)	(8,253)	(8,370)	(13,730)
Recoveries	363	80	854	236	188

Net charge-offs	(1,305)	(990)	(7,399)	(8,134)	(13,542)

Additions charged to operations	970	(2,379)	7,464	7,714	13,089
Transferred to held-for-sale	—	—	(6,054)	—	—

Balance at end of period	$5,681	$6,016	$9,385	$15,374	$15,794

Ratio of net charge-offs during the period to average loans outstanding during the period	0.29%	0.20%	1.52%	1.32%	1.81%

Ratio of ALLL / Gross Loans	1.34%	1.29%	1.84%	2.80%	2.39%

Allocation of the Allowance for Loan Losses

						Percent of loans in each
Balance at end of each	Amounts (thousands of dollars)					category to total loans
period applicable to:	2013	2012	2011	2010	2009	2013	2012	2011	2010	2009
Real Estate:
Commercial	$1,585	$3,509	$4,019	$7,633	$5,752	52.75%	53.32%	42.31%	41.64%	34.83%
Residential	795	897	2,551	2,364	1,575	25.10%	25.65%	36.90%	34.04%	29.59%
Construction	260	311	867	3,478	6,557	0.06%	1.08%	2.41%	11.63%	23.37%
Construction to permanent	25	19	547	492	93	2.67%	1.05%	1.96%	1.88%	2.42%
Commercial	2,285	942	882	441	521	8.29%	7.85%	6.24%	2.65%	2.92%
Consumer installment	101	33	55	80	47	10.42%	10.60%	0.42%	0.35%	0.17%
Consumer home equity	433	184	404	498	703	0.71%	0.47%	9.76%	7.81%	6.70%
Unallocated	197	121	60	388	546	N/A	N/A	N/A	N/A	N/A

Total	$5,681	$6,016	$9,385	$15,374	$15,794	100.00%	100.00%	100.00%	100.00%	100.00%

Non-Accrual, Past Due and Restructured Loans

The following table is a summary of non-accrual and past due loans at the end of each of the last five years.

	2013	2012	2011	2010	2009
	(thousands of dollars)
Loans delinquent over 90 days still accruing	$866	$2,234	$9,461	$3,374	$3,571
Non-accrual loans	12,308	23,810	20,683	89,150	113,537

	$13,174	$26,044	$30,144	$92,524	$117,108

% of Total Loans	3.11%	5.60%	5.91%	16.83%	17.72%
% of Total Assets	2.44%	4.22%	4.53%	11.80%	13.52%
Additional income on non-accrual loans if recognized on an accrual basis	$545	$1,172	$2,275	$6,618	$5,312

Included in non-accruing loans were loans of $7.8 million and $3.5 million as of December 31, 2013 and 2012, respectively that were current within 30 days as to payments. Loans past due ninety days or more, and still accruing interest were $866,000 and $2.2 million at December 31, 2013 and December 31, 2012, respectively. Loans over 90 days past due were comprised of two loans as of December 31, 2013; one loan for $841,000 was current and a $25,000 loan was current within 60 days as to interest payments. Both loans were past the loan’s maturity date and are in the process of being renewed. Four of the five loans as of December 31, 2012, totaling $1,667,000, were making payments, but past the loan’s maturity date and are in the process of being renewed. The other loan totaling $567,000 was over 90 days past due as to payments and past the loan’s maturity date, but was subsequently paid off in 2013.

During 2013, 2012 and 2011, interest income collected and recognized on impaired loans was $773,637, $230,900 and $464,785 respectively.

At December 31, 2013, there were two loans totaling $2.2 million that were considered troubled debt restructurings, as compared to 8 loans totaling $11.6 million that were considered troubled debt restructurings at December 31, 2012, all of which are considered impaired loans. Loan modifications, which resulted in these loans being considered troubled debt restructurings, are primarily in the form of rate concessions or term extensions. There were no commitments to advance additional funds under modified terms for these loans.

The Company’s most recent impairment analysis resulted in identification of $22.0 million of impaired loans, for which specific reserves of $1.9 million were required at December 31, 2013, compared to $33.4 million of impaired loans at December 31, 2012, for which specific reserves of $968,000 were required. The $22.0 million of impaired loans at December 31, 2013 is comprised of exposure to 22 borrowers, compared to the $33.4 million of impaired loans at December 31, 2012 which was comprised of exposure to 30 borrowers. In all cases, the Bank has obtained current appraisal reports from independent licensed appraisal firms and reduced those values for estimated selling expenses to determine estimated impairment.

The non-performing loans decreased from $23.8 million at December 31, 2012 to $12.3 million at December 31, 2013. The $12.3 million of non-performing loans was comprised of 15 borrowers at December 31, 2013, compared to 24 borrowers at December 31, 2012. The non-performing loans peaked at $137.9 million at September 30, 2009. The decrease in the number of non-performing loans represents the Bank’s continuous focus on the workout effort.

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $5.7 million, at December 31, 2013, which represents 1.34% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio. At December 31, 2012, the allowance for loan losses was $6.0 million, or 1.29%, of gross loans outstanding. The loan portfolio was reduced by $40.6 million, or 8.9%.

Other Real Estate Owned

The following table is a summary of Bancorp’s other real estate owned as of December 31, 2013 and 2012.

	December 31,	December 31,
	2013	2012
Residential construction	$—	$1,109,204
Commercial	—	—
Residential real estate	—	3,764,640

Other real estate owned	$—	$4,873,844

There was no other real estate owned at December 31, 2013. The balance of other real estate owned at December 31, 2012 was comprised of two properties, all of which were obtained through loan foreclosure proceedings. During the year ended December 31, 2013, the Bank did not acquire any properties and two properties were sold with an aggregate carrying value of $5.0 million. During the year ended December 31, 2012, the Bank acquired three properties and sold four properties with an aggregate carrying value of $3.2 million.

Deferred Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of Bancorp at December 31, 2013. The deferred tax position has been affected by several significant transactions in prior years. These transactions include the change in ownership, in addition to, the increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments. As a result, the Company is in a cumulative net loss position at December 31, 2013, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $18.1 million against its deferred tax asset at December 31, 2013. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits

The following table is a summary of Bancorp’s deposits at December 31 for each of the years shown:

	2013	2012	2011
Non-interest bearing	$55,358,161	$65,176,125	$65,613,374

Interest bearing
Certificates of deposit, less than $100,000	129,548,033	160,610,601	198,207,998
Certificates of deposit, $100,000 or more	106,387,098	121,142,374	144,405,859
Money markets	29,309,657	42,401,428	52,889,642
Savings	80,982,920	77,760,967	59,396,310
NOW	28,618,213	30,191,403	24,396,210

Total interest bearing	374,845,921	432,106,773	479,296,019

Total deposits (1)	$430,204,082	$497,282,898	$544,909,393

(1)	Included in total deposits are $24.7 million of deposits held for sale at December 31, 2012.

Total deposits decreased $67.1 million, or 14%, to $430.2 million at December 31, 2013. During the second quarter, the bank sold $14.5 million of branch deposits. Interest bearing deposits decreased $57.3 million, or 13%, to $374.8 million while non-interest bearing deposits decreased $9.8 million, or 15%, to $55.4 million at December 31, 2013.

Certificates of deposit decreased by $45.8 million, which represents a decrease of 16% when compared to last year. Certificates of deposit less than $100,000 and certificates of deposit greater than $100,000 decreased by $31.1 million, or 19%, and $14.8 million, or 12%, respectively. This is a result of management intentionally allowing higher rate certificates of deposit to mature. Money market fund accounts decreased $13.1 million, or 31%. This is a result of the lower interest rates paid on these products in the current environment. NOW accounts decreased $1.6 million, or 5%. These were partially offset by an increase in savings accounts of $3.2 million, or 4% as compared to last year.

As of December 31, 2013, the Bank’s maturities of time deposits were:

	Less than	$100,000 or
	$100,000	greater	Totals
	(thousands of dollars)
Three months or less	$45,351	$37,461	$82,812
Four to six months	33,323	22,055	55,378
Seven months to one year	32,417	29,948	62,365
Over one year	18,457	16,922	35,380

Total	$129,548	$106,387	$235,935

Borrowings

Borrowings remain unchanged at $65.2 million at December 31, 2013 as compared to December 31, 2012. Borrowings at December 31, 2013 are comprised of $57 million in Federal Home Loan Bank Advances and $8.2 million in junior subordinated debentures. Borrowings at December 31, 2012 are comprised of $50 million in Federal Home Loan Bank Advances, $7 million in securities sold under repurchase agreements and $8.2 million in junior subordinated debentures.

The Bank had $57 million in short-term borrowings from the Federal Home Loan Bank outstanding at December 31, 2013 compared to no short-term borrowings at December 31, 2012. In addition, at December 31, 2013, the Bank had no advances from the Federal Home Loan Bank with maturities greater than one year, compared to $50 million in Federal Home Loan Bank advances for the same period in 2012.

Shareholders’ Equity

Shareholders’ equity decreased $7.7 million from $49.6 million at December 31, 2012 as compared to $41.8 million at December 31, 2013. This is the result of the net loss of $7.3 million and the $569,000 reduction of accumulated other comprehensive income, partially offset by equity award grants of $131,000.

Other

The aggregate cash surrender value of the bank-owned life insurance at December 31, 2013 increased $523,000 to $22.0 million due to income earned of $523,000 for the year.

The decrease in accrued interest receivable is due to lower outstanding balances in loans at year end and lower yields on the current portfolio.

Premises and equipment increased $10.8 million from $4.3 million at December 31, 2012 to $15.1 million at December 31, 2013. This is due primarily to the purchases of two branch locations of $11.3 million and equipment and software licenses of $278,000 and $125,000 respectively, partially offset by asset disposals of $616,000, in addition to the amortization associated with leasehold improvements, furniture and fixtures, and equipment.

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

Distribution of Assets, Liabilities and Shareholder’s Equity

Interest Rates and Interest Differential and Rate Volume Variance Analysis (1)

(thousands of dollars)

	2013			2012			2011			2013 vs. 2012 Fluctuations			2012 vs. 2011 Fluctuations
		Interest			Interest			Interest		Interest Income/Expense (3)			Interest Income/Expense (3)
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average	Due to Change in:			Due to Change in:
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans (2)	$454,849	$20,706	4.55%	$494,333	$23,482	4.75%	$487,826	$25,958	5.32%	$(1,817)	$(959)	$(2,776)	$341	$(2,817)	$(2,476)
Federal funds sold and other cash equivalents	32,022	60	0.19%	55,638	98	0.18%	62,519	144	0.23%	(42)	4	(38)	(16)	(30)	(46)
Investments	49,070	888	1.81%	60,799	1,636	2.69%	80,121	2,230	2.78%	(278)	(469)	(747)	(524)	(70)	(594)

Total interest earning assets	$535,941	$21,654	4.04%	$610,770	$25,216	4.13%	$630,466	$28,332	4.49%	(2,137)	(1,424)	(3,561)	(199)	(2,917)	(3,116)

Cash and due from banks	3,337			4,660			19,695
Allowance for loan losses	(5,813)			(7,771)			(12,386)
Other assets	35,328			32,206			37,572

Total Assets	$568,793			$639,865			$675,347

Interest bearing liabilities:
Time certificates	$253,714	$3,422	1.35%	$313,693	$4,932	1.57%	$343,625	$5,947	1.73%	$(872)	$(638)	$(1,510)	$(492)	$(523)	$(1,015)
Savings accounts	87,676	350	0.40%	66,137	331	0.50%	56,391	235	0.42%	94	(75)	19	36	60	96
Money market accounts	35,268	40	0.11%	46,944	72	0.15%	67,815	89	0.13%	(15)	(17)	(32)	(24)	7	(17)
NOW accounts	29,337	9	0.03%	25,617	16	0.06%	23,086	12	0.05%	2	(9)	(7)	1	3	4
FHLB advances	43,818	666	1.52%	54,320	1,459	2.69%	50,000	1,632	3.26%	(244)	(549)	(793)	131	(304)	(173)
Subordinated debt	8,248	284	3.44%	8,248	300	3.64%	8,248	286	3.47%	—	(16)	(16)	—	14	14
Other borrowings	1,860	82	4.41%	7,000	309	4.41%	7,000	309	4.41%	(227)	(0)	(227)	—	—	—

Total interest bearing liabilities	$459,921	$4,853	1.06%	$521,959	$7,419	1.42%	$556,165	$8,510	1.53%	(1,262)	(1,304)	(2,566)	(348)	(743)	(1,091)

Demand deposits	59,892			61,586			57,548
Accrued expenses and other liabilities	4,606			5,370			5,705
Shareholder’s equity	44,374			50,950			55,929

Total liabilities and equity	$568,793			$639,865			$675,347

Net interest income		$16,801			$17,797			$19,822		$(875)	$(120)	$(995)	$149	$(2,174)	$(2,025)

Interest margin			3.13%			2.91%			3.14%

Interest spread			2.98%			2.71%			2.96%

(1)

The rate volume analysis reflects the changes in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to volume includes changes in interest attributable to mix.

(2)	Includes non-accruing loans
(3)	Favorable/(unfavorable) fluctuations.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years 2013 and 2012

For the year ended December 31, 2013, Bancorp recorded a net loss of $7.3 million ($0.19 per share) compared to a net loss of $536,000 ($0.01 per share) for the year ended December 31, 2012.

Net interest income decreased 5.6% from $17.8 million for the year ended December 31, 2012 to $16.8 million for the year ended December 31, 2013. Total interest and dividend income was $3.6 million, or 14.13%, lower in 2013 compared to the prior year as a result of lower outstanding average earning assets, loan payoffs on loans carrying interest rates higher than current market rates and new loan originations at rates lower than maintained in the portfolios in 2012.

Total interest expense decreased from $7.4 million for the year ended December 31, 2012 to $4.9 million for the year ended December 31, 2013. Interest expense was lower in 2013 as a result of a decrease in the level of outstanding average interest bearing deposits, reduced dependence upon high cost term deposits as a funding source, the reduction in interest rates due to the prepayment of high cost FHLB borrowings and the overall lower interest rate environment.

Noninterest income was $2.4 million for the year ended December 31, 2013 compared to $3.3 million for the year ended December 31, 2012. The decrease was caused primarily from the gain on the sale of investment securities in 2012 of $911,000.

Total non-interest expense of $25.9 million for 2013 was $1.9 million higher than the $24.0 million recorded for 2012. Prepayment penalties on the high cost borrowings were $4.1 million. Restructuring charges relating to branch closings, asset disposals and reduction in back office personnel accounted for $522,000, compared to $939,000 in 2012. Salaries and benefits, occupancy and equipment expense and insurance expense all showed significant improvement primarily as a result of restructuring initiatives implemented in 2013. Regulatory assessments decreased $565,000 as a result of management’s ongoing strategies.

The following are measurements relating to Bancorp’s earnings:

	2013	2012	2011
Loss on average assets	(1.28%)	(0.08%)	(2.29%)
Loss on average equity	(16.43%)	(1.05%)	(27.64%)
Dividend payout ratio	N / A	N / A	N / A
Average equity to average assets	7.80%	7.96%	8.28%
Loss per share	$(0.19)	$(0.01)	$(0.40)

Interest income and expense

Bancorp’s net interest income of $16.8 million for the year ended December 31, 2013 was $1.0 million, or 5.60% less than the $17.8 million recorded for the year ended December 31, 2012. Total interest and dividend income of $21.7 million was $3.4 million, or 14.13%, lower than the $25.2 million recorded in 2012. Average interest earning assets decreased from $610.8 million in 2012 to $535.9 million in 2013. Average loans outstanding decreased from $494.3 million to $454.8 million. The average yield on the portfolio decreased from 4.75% in 2012 to 4.55% in 2013. The lower yield on the portfolio was due to the pay off of loans in the portfolio at rates currently higher than market and the closing of new loans at rates currently lower than the average yield of the portfolio. Average investments outstanding during the year were $11.8 million lower than the $60.8 million maintained during 2012 as Bancorp did not want to commit additional funds to longer term investments during this historically low interest rate environment. The yield on the portfolio declined from 2.69% in 2012 to 1.81% in 2013 due to sales of higher yielding instruments in 2012. Cash equivalents decreased from an average outstanding of $55.6 million in 2012 to $32.0 million in 2013 with a corresponding yield of 18 basis points for both years. The reduction in excess liquidity was used to pay off higher yielding certificates of deposits and high cost borrowings, and therefore, had a positive impact on the net interest margin.

Total interest expense decreased from $7.4 million in 2012 to $4.9 million in 2013. The variance of $2.6 million, or 35%, was due to both lower levels of average outstanding interest bearing liabilities and a significant reduction in the cost of funds for the deposit portfolio and FHLB advances. Total interest expense on certificates of deposit decreased by $1.5 million, or 31%, from $4.9 million in 2012 to $3.4 million in 2013. The portfolio dropped from $313.7 million with a cost of funds of 1.57% to $253.7 million in 2013 at a cost of 1.35%. The reduction in the portfolio was based upon management’s strategy to use overnight investments to pay off rate sensitive certificates of deposit as they mature thereby improving the net interest margin and strengthening the overall capital position. Savings accounts increased by $21.5 million during the year based upon the growth in a new core relationship product with a short term promotional introductory rate. The overall cost of funds for savings decreased by 10 basis points during the year and interest expense increased by $19,000. Interest expense on FHLB advances decreased by $793,000, or 54%, as Bancorp restructured certain high cost advances in 2013 by lowering the average cost of funds from 2.69% to 1.52%. Total borrowings remain unchanged at $57.0 million as of both December 31, 2012 and December 31, 2013.

Management regularly reviews loan and deposit rates and attempts to price Bancorp’s products competitively. Bancorp tracks its mix of asset/liability maturities and strives to maintain a reasonable match. Performance ratios are reviewed monthly by management and the Board and are used to set strategies.

Provision for loan losses

During 2013 Bancorp recorded a provision of $1.0 million compared to a credit to the provision of approximately $2.4 million in 2012. The $1.0 million charge to the provision was a specific reserves for one loan. The $2.4 million credit to the provision for 2012 was based upon management’s evaluation of the adequacy of the allowance for loan losses. Overall credit quality has improved and recoveries from previously charged-off loans were $363,000 in 2013 compared to $80,000 in 2012. Total criticized loans decreased by $39.6 million from $67.8 million at December 31, 2012 to $28.2 million at December 31, 2013. Bancorp continues to maintain conservative underwriting standards including minimum loan to value ratios. In addition, the size of the loan portfolio has been reduced with loans receivable of $418.1 million at December 31, 2013 being $40.6 million, or 9%, lower than the prior year end. During the second quarter of 2012 management implemented changes to the methodology for calculating the allowance for loan losses in order to enhance the methodology and better reflect the direction of the loan portfolio.

A more detailed description of the change in methodology and an analysis of the change in the allowance for loan losses is presented under the discussion entitled “Allowance for Loan Losses” within the critical accounting policies section above.

Non-interest income

Non-interest income decreased by $848,000, or 26%, from $3.3 million in 2012 to $2.4 million in 2013. Gains on the sale of investment securities and loans were lower by $911,000 and $308,000, respectively, primarily due to investment sales and bulk loan sales in 2012. Excluding these non-recurring items non-interest income increased in 2013. Fees and service charges were lower by $113,000, or 13%, primarily due to a reduction in the size of the balance sheet. These decreases in non-interest income were more than offset by an increase in loan applications, inspection and processing fees of $147,000, an increase in mortgage banking activity of $92,000 and the gain recognized on the sale of branch assets and deposits of $51,000.

Non-interest expense

Non-interest expense increased $1.9 million, or 8%, from $24.0 million for the year ended December 31, 2012 to $25.9 million for the year ended December 31, 2013. Prepayment penalties on the high cost borrowings were $4.1 million of the increase, partially offset with lower restructuring charges of $418,000. Excluding these non-recurring expenses, non-interest expense decreased by 1.8 million. Salaries and benefits were reduced by $0.9 million, or 8%, in 2013, occupancy and equipment expense was lower by $509,000, or 12% and insurance expense decreased $157,000, primarily due to fewer branch facilities requiring property and casualty insurance. Regulatory assessments decreased $565,000. Data processing expense decreased $173,000 primarily due to changes in a service contract.

Income Taxes

As of December 31, 2013, Bancorp continued to maintain a full valuation allowance of $18.1 million against the net deferred tax asset. The possibility of further loan losses, coupled with Bancorp’s losses which began in the third quarter of 2008, creates sufficient uncertainty regarding the Company’s ability to realize these deferred tax assets. In future periods, if it becomes more likely that these assets can be utilized, Bancorp may reverse some or all of the valuation allowance. Evidence to substantiate reversing the allowance would include sustained profitability.

Comparison of Results of Operations for the years 2012 and 2011

Bancorp recorded improved operating results for the year ended December 31, 2012, reporting a net loss of $536,000 ($0.01 per share) compared to a net loss of $15.5 million ($0.40 per share) for the year ended December 31, 2011. The primary reasons for the improved operating performance were a reduction in the provision for loan losses of $9.8 million, a decrease in restructuring charges and asset disposals of $2.0 million, lower salaries and benefits and occupancy and equipment expense of $2.3 million as a result of the restructuring charges recorded in 2011 and an improvement of $936,000 in other real estate operations due to fewer properties acquired through foreclosure.

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

Provision for loan losses

During 2011 Bancorp recorded a charge to the provision for loan losses of $7.5 million compared to a credit to the provision of $2.4 million in 2012. The $7.5 million provision in 2011 was primarily related to $6.0 million of loans transferred to held-for-sale in connection with a bulk loan sale of problem assets. The $2.4 million credit to the provision for 2012 was based upon management’s evaluation of the adequacy of the allowance for loan losses. Overall credit quality has improved and charge offs are down from $8.3 million in 2011 to $1.1 million in 2012. Bancorp continues to maintain conservative underwriting standards including low loan to value ratio guidelines. In addition, the size of the loan portfolio has been significantly reduced with loans receivable of $458.8 million at December 31, 2012 being $42.4 million, or 8%, lower than the prior year end. During the second quarter of 2012 management implemented changes to the methodology for calculating the allowance for loan losses in order to enhance the methodology and better reflect the direction of the loan portfolio.

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

LIQUIDITY

Bancorp’s liquidity position was 13% and 18% at December 31, 2013 and 2012, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover increases in its loan portfolio and downward fluctuations in deposit accounts. Management believes Bancorp’s short-term assets provide sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

In addition, the Company has historically had a high retention rate of maturing certificates of deposit. The Company has the ability to modify the rate of retention by adjusting rates and terms on various deposit products.

At December 31, 2013, cash and cash equivalents and securities classified as available-for-sale were $34.9 million and $37.7 million, respectively. In addition to Federal Home Loan Bank advances outstanding at December 31, 2013, the Bank had the ability to borrow an additional $39.0 million from the Federal Home Loan Bank of Boston, which included a $2.0 million overnight line of credit. At December 31, 2013 the Bank had $57.0 million in Federal Home Loan Bank advances, none of which were under the overnight line of credit. The Bank also has the ability to borrow from the Federal Reserve Bank.

The following table presents Bancorp’s contractual obligations as of December 31, 2013:

		Less than	One to	Three to	Over five
	Total	one year	three years	five years	years
Certificates of deposit	$235,935,131	$200,555,373	$22,176,069	$13,203,689	$—
Junior subordinated debt owed to unconsolidated trust	8,248,000	—	—	—	8,248,000
FHLB Advances	57,000,000	57,000,000	—	—	—
Operating lease obligations	3,812,637	1,638,568	1,991,091	182,978	—

Total contractual obligations	$304,995,768	$259,193,941	$24,167,160	$13,386,667	$8,248,000

OFF-BALANCE SHEET ARRANGEMENTS

The following table presents Bancorp’s off-balance sheet commitments as of December 31, 2013. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements.

Future loan commitments	$7,102,437
Home equity lines of credit	28,707,608
Unused lines of credit	40,207,868
Undisbursed construction loans	2,187,752
Financial standby letters of credit	1,117,997

Total commitments	$79,323,662

REGULATORY CAPITAL REQUIREMENTS

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2013 and 2012 were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2013	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Company:
Total Capital (to Risk Weighted Assets)	$56,060	13.95%	$43,300	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	51,027	12.70%	21,650	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	51,027	9.33%	21,888	4.00%		N/A	N/A
The Bank:
Total Capital (to Risk Weighted Assets)	$55,758	13.86%	$43,270	8.00%		$54,087	10.00%
Tier 1 Capital (to Risk Weighted Assets)	50,730	12.61%	21,635	4.00%		32,452	6.00%
Tier 1 Capital (to Average Assets)	50,730	9.28%	21,872	4.00%		27,340	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2012	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Company:
Total Capital (to Risk Weighted Assets)	$63,253	15.64%	$49,447	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,186	14.39%	24,724	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	58,186	9.33%	24,948	4.00%		N/A	N/A
The Bank:
Total Capital (to Risk Weighted Assets)	$61,908	15.31%	$49,447	8.00%		$61,808	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,840	14.05%	24,723	4.00%		37,085	6.00%
Tier 1 Capital (to Average Assets)	56,840	9.11%	24,952	4.00%		31,190	5.00%

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

Net Interest Income and Economic Value
Summary Performance
December 31, 2013
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	16,147	(780)	-4.61%	59,238	(11,808)	-16.62%
+ 100	16,656	(271)	-1.60%	65,079	(5,967)	-8.40%
BASE	16,927	—	—	71,046	—	—
- 100	17,124	197	1.16%	78,332	7,286	10.26%
- 200	16,864	(63)	-0.37%	82,687	11,641	16.39%

December 31, 2012
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	21,113	2,434	13.03%	46,403	(8,067)	-14.81%
+ 100	20,011	1,332	7.13%	50,576	(3,894)	-7.15%
BASE	18,679	—	—	54,470	—	—
- 100	18,873	194	1.04%	58,725	4,255	7.81%
- 200	18,819	140	0.75%	69,726	15,256	28.01%

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

The consolidated balance sheets of Bancorp as of December 31, 2013 and December 31, 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, together with the Report of Independent Registered Public Accounting Firm thereon are included as part of this Form 10-K in the “Financial Report” following page 67 hereof.

The following table presents selected quarterly financial information (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013:
Interest income	$5,500,846	$5,309,621	$5,613,497	$5,230,139
Interest expense	1,626,444	1,276,840	1,082,335	867,966
Net interest income	3,874,402	4,032,781	4,531,162	4,362,173
Provision for loan losses	(29,786)	—	1,000,000	—
Non-interest income	487,481	768,502	560,023	609,709
Non-interest expense	6,369,716	8,713,114	6,461,133	4,339,786
(Loss) income before income taxes	(1,978,047)	(3,911,831)	(2,369,948)	632,096
Benefit for income taxes	(21,080)	—	—	(317,704)
Net (loss) income	$(1,956,967)	$(3,911,831)	$(2,369,948)	$949,800
Net (loss) income per common share:
Basic and diluted	$(0.05)	$(0.10)	$(0.06)	$0.03

2012:
Interest income	$7,186,581	$6,310,430	$5,983,118	$5,736,388
Interest expense	2,027,174	1,927,365	1,750,642	1,714,271
Net interest income	5,159,407	4,383,065	4,232,476	4,022,117
Provision for loan losses	(845,402)	(1,713,425)	—	179,604
Non-interest income	749,997	455,100	1,456,712	611,687
Non-interest expense	6,209,276	6,206,308	5,671,163	5,899,201
Income (loss) before income taxes	545,530	345,282	18,025	(1,445,001)
Provision for income taxes	—	—	—	—
Net income (loss)	$545,530	$345,282	$18,025	$(1,445,001)
Net income (loss) per common share:
Basic and diluted	$0.01	$0.01	$—	$(0.03)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There were no changes in Bancorp’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992). Based on that assessment, management concluded that as of December 31, 2013, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (1992).

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to Bancorp’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2014 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2013.

The Company has adopted a Code of Ethics for its senior financial officers. The information required by Item 406 is contained in Exhibit 14 to this Form 10-K. A copy of this Code of Ethics will be provided to any person so requesting by writing to Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, Connecticut 06901, Attn: Christina L. Maier, Chief Financial Officer.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement, which section is incorporated herein by reference.

The table below provides information as of December 31, 2013, with respect to the compensation plan under which equity securities of the Company are authorized for issuance to directors, officers or employees.

Plan category	Number of common shares to be issued upon vesting of restricted stock shares	Weighted average grant date fair value	Number of common shares remaining available for future issuance under the share-based compensation plan (excluding common shares reflected in first column)
Equity compensation plans approved by security holders	281,835	$1.26	2,552,964
Equity compensation plans not approved by security holders	—	—	—

Total	281,835	$1.26	2,552,964

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement.

Item 14.	Principal Accountant Fees and Services

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

3(i)(C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to Bancorp’s current report Form 8-K dated October 21, 2010.

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599)).

10(a)(2)	2012 Stock Plan of Bancorp (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011.

Exhibit No.	Description

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

10(a)(17)

Financial Services Agreement dated November 8, 2011 of Bancorp (incorporated by reference to Exhibit10(a)(20) on the Quarterly Report on Form10-Q dated November 10, 2011. (Commission File No. 000-29599)).

10(a)(18)

Employment letter between Kenneth T. Neilson, Bancorp and Patriot National Bank dated July 9, 2013 (incorporated by reference to Exhibit 10(a)(18) on the Quarterly Report on Form 10-Q dated August 12, 2013 (Commission File No. 000-29599)).

10(a)(19)

Employment agreement, dated as of July 9, 2013, by and among Patriot National Bancorp, Inc., Patriot National Bank and Kenneth T. Neilson (incorporated by reference to Exhibit 10.1 on Bancorp’s Current Report on Form 8-K dated February 5, 2014 (Commission File No. 000-29599)).

10(a)(20)

Letter Agreement, dated as of February 3, 2014, by and among Patriot National Bancorp, Inc., Patriot National Bank and Kenneth T. Neilson (incorporated by reference to Exhibit 10.2 on Bancorp’s Current Report on Form 8-K dated February 5, 2014 (Commission File No. 000-29599)).

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

21	Subsidiaries of Bancorp (Incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

23.1	Consent of KPMG LLP

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

Exhibit No.	Description

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot National Bancorp, Inc.
(Registrant)

By:	/s/ Kenneth T. Neilson
Name: Kenneth T. Neilson
Title: Chief Executive Officer

Date: March 25, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Kenneth T. Neilson	March 25, 2014
Kenneth T. Neilson	Date
President, Chief Executive Officer and
Director

/s/ Christina L. Maier	March 25, 2014
Christina L. Maier	Date
Executive Vice President and
Chief Financial Officer

/s/ Michael A. Carrazza	March 25, 2014
Michael A. Carrazza	Date
Chairman of the Board

Form 10 K – Signatures continued

/s/ Edward Constantino	March 25, 2014
Edward Constantino	Date
Director

/s/ Raymond Smyth	March 25, 2014
Raymond Smyth	Date
Director

/s/ Emile Van den Bol	March 25, 2014
Emile Van den Bol	Date
Director

/s/ Michael Weinbaum	March 25, 2014
Michael Weinbaum	Date
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Patriot National Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and subsidiary (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Stamford, Connecticut

March 25, 2014

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
ASSETS
Cash and due from banks (Note 2):
Noninterest bearing deposits and cash	$1,570,411	$2,736,486
Interest bearing deposits	33,295,470	67,567,155
Short-term investments	—	710,766

Total cash and cash equivalents	34,865,881	71,014,407
Securities
Available for sale securities, at fair value (Note 3)	37,701,356	41,719,320
Other Investments	4,450,000	3,500,000
Federal Reserve Bank stock, at cost	1,444,300	1,730,200
Federal Home Loan Bank stock, at cost (Note 8)	4,142,600	4,343,800

Total securities	47,738,256	51,293,320
Loans receivable (net of allowance for loan losses: 2013: $5,680,689 2012: $6,015,636) (Notes 4 and 18)	418,148,323	458,793,536
Loans held for sale	—	1,527,299
Accrued interest and dividends receivable	1,566,415	1,894,292
Premises and equipment, net (Notes 5 and 9)	15,061,438	4,288,372
Cash surrender value of bank owned life insurance (Note 12)	22,024,770	21,501,703
Other real estate owned (Note 6)	—	4,873,844
Deferred tax asset, net of valuation allowance (Note 10)	—	—
Other assets (Note 11)	1,843,043	2,580,118
Other branch related assets held for sale	—	88,244

Total assets	$541,248,126	$617,855,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Notes 7 and 18):
Noninterest bearing deposits	$55,358,161	$61,459,959
Interest bearing deposits	374,845,921	411,117,558
Deposits held for sale	—	24,705,381

Total deposits	430,204,082	497,282,898
Borrowings (Note 8)
Repurchase agreements	—	7,000,000
Federal Home Loan Bank borrowings	57,000,000	50,000,000

Total borrowings	57,000,000	57,000,000
Junior subordinated debt owed to unconsolidated trust (Note 8)	8,248,000	8,248,000
Accrued expenses and other liabilities	3,955,356	5,756,439

Total liabilities	499,407,438	568,287,337

Commitments and Contingencies (Notes 8, 9 and 15)
Shareholders’ equity (Notes 13 and 17)
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2013: 38,786,680 shares issued; 38, 774, 975 shares outstanding. 2012: 38,491,819 shares issued; 38,480,114 shares outstanding	387,867	384,918
Additional paid-in capital	105,483,417	105,355,680
Accumulated deficit	(62,683,941)	(55,394,995)
Less: Treasury stock, at cost: 2013 and 2012 11,705 shares	(160,025)	(160,025)
Accumulated other comprehensive (loss) income	(1,186,630)	(617,780)

Total shareholders’ equity	41,840,688	49,567,798

Total liabilities and shareholders’ equity	$541,248,126	$617,855,135

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Interest and Dividend Income
Interest and fees on loans	$20,705,543	$23,482,365	$25,957,563
Interest on investment securities	774,590	1,507,614	1,990,248
Dividends on investment securities	113,467	128,297	240,025
Interest on federal funds sold	—	—	6,875
Other interest income	60,503	98,241	137,598

Total interest and dividend income	21,654,103	25,216,517	28,332,309

Interest Expense
Interest on deposits	3,821,307	5,351,477	6,283,578
Interest on Federal Home Loan Bank borrowings	666,176	1,458,894	1,632,378
Interest on subordinated debt	284,103	299,683	285,936
Interest on other borrowings	81,999	309,398	308,551

Total interest expense	4,853,585	7,419,452	8,510,443

Net interest income	16,800,518	17,797,065	19,821,866
Provision for Loan Losses (Note 4)	970,214	(2,379,223)	7,464,427

Net interest income after provision for loan losses	15,830,304	20,176,288	12,357,439

Non-interest Income
Mortgage banking activity	255,580	163,804	58,440
Loan application, inspection and processing fees	248,647	101,339	78,613
Fees and service charges	743,895	856,604	964,796
Gain on sale of loans	28,310	336,274	79,729
Net gain on sale of investment securities	—	910,591	1,109,305
Gain on sale of branch asets and deposits	50,643	—	—
Earnings on cash surrender value of bank owned life insurance	523,067	517,099	636,272
Other income	575,573	387,785	484,322

Total non-interest income	2,425,715	3,273,496	3,411,477

Non-interest Expense
Salaries and benefits (Notes 9,13 and 15)	9,702,350	10,593,018	12,395,120
Occupancy and equipment expense	3,910,515	4,419,260	4,931,152
Data processing expense	1,296,273	1,468,551	1,286,170
Advertising and promotional expense	217,099	86,338	573,495
Professional and other outside services	2,835,423	2,601,133	3,406,640
Loan administration and processing expense	220,370	137,192	271,025
Regulatory assessments	1,159,387	1,724,224	1,992,865
Insurance expense	314,534	471,057	869,479
Other real estate operations (Note 6)	211,687	(58,044)	877,969
Material and communications	396,840	503,513	684,778
Restructuring charges and asset disposals (Note 21)	521,903	939,492	2,986,441
Prepayment penalty on borrowings	4,116,446	—	—
Other operating expense	980,922	1,100,214	953,268

Total non-interest expense	25,883,749	23,985,948	31,228,402

Loss before income taxes	(7,627,730)	(536,164)	(15,459,486)
Provision for Income Taxes (Note 10)	(338,784)	—	—

Net loss	$(7,288,946)	$(536,164)	$(15,459,486)

Loss per share (Note 14)	$(0.19)	$(0.01)	$(0.40)

Dividends per share	$—	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Net loss	$(7,288,946)	$(536,164)	$(15,459,486)
Other comprehensive (loss) income: (Note 19)
Unrealized holding (losses) gains on securities, net of taxes:
Unrealized holding gains (losses) arising during the period	(568,850)	47,204	(475,273)
Less reclassification adjustment for net gains included in net income	—	(799,323)	(687,769)

Total	(568,850)	(752,119)	(1,163,042)

Comprehensive loss	$(7,857,796)	$(1,288,283)	$(16,622,528)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

						Accumulated
	Number of		Additional			Other
	Outstanding	Common	Paid-in	Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Stock	Income (Loss)	Total
Balance, December 31, 2010	38,362,727	383,744	105,050,433	(39,399,345)	(160,025)	1,297,381	67,172,188
Comprehensive loss
Net loss	—	—	—	(15,459,486)	—	—	(15,459,486)
Unrealized holding loss on available for sale securities, net of taxes (Note 19)	—	—	—	—	—	(1,163,042)	(1,163,042)

Total comprehensive loss							(16,622,528)

Balance, December 31, 2011	38,362,727	383,744	105,050,433	(54,858,831)	(160,025)	134,339	50,549,660
Comprehensive loss
Net loss	—	—	—	(536,164)	—	—	(536,164)
Unrealized holding loss on available for sale securities, net of taxes (Note 19)	—	—	—	—	—	(752,119)	(752,119)

Total comprehensive loss							(1,288,283)
Share-based compensation expense	—	—	306,421	—	—	—	306,421
Issuance of restricted stock	117,387	1,174	(1,174)				—

Balance, December 31, 2012	38,480,114	$384,918	$105,355,680	$(55,394,995)	$(160,025)	$(617,780)	$49,567,798
Comprehensive loss
Net loss	—	—	—	(7,288,946)	—	—	(7,288,946)
Unrealized holding loss on available for sale securities, net of taxes (Note 19)	—	—	—	—	—	(568,850)	(568,850)

Total comprehensive loss							(7,857,796)
Share-based compensation expense	—	—	130,686	—	—	—	130,686
Issuance of restricted stock	294,861	2,949	(2,949)				—

Balance, December 31, 2013	38,774,975	$387,867	$105,483,417	$(62,683,941)	$(160,025)	$(1,186,630)	$41,840,688

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash Flows from Operating Activities
Net loss	$(7,288,946)	$(536,164)	$(15,459,486)
Adjustments to reconcile net loss to net cash used in operating activities
Restructuring charges and asset disposals	(163,417)	(63,680)	951,659
Amortization and accretion of investment premiums and discounts, net	186,605	310,830	409,511
Amortization and accretion of purchase loan premiums and discounts, net	19,469	11,477	11,301
Amortization of core deposit intangible	—	6,962	15,012
Provision for loan losses	970,214	(2,379,223)	7,464,427
Net gain on sale of investment securities	—	(910,591)	(1,109,305)
Gain on sale of loans	(28,310)	(336,274)	(79,729)
Gain on sale of mortgage loans	(254,796)	(83,823)	—
Orginations of mortgage loans held for sale	(35,647,133)	(5,206,497)	—
Proceeds from sales of mortgage loans held for sale	37,429,228	3,763,021	—
Loss on disposal of fixed assets	—	16,406	4,644
Gain on sale of other real estate owned	(113,963)	(185,143)	(193,786)
Impairment write-down on other real estate owned	—	—	165,764
Proceeds from sale of branch assets and deposits	126,875	—	—
Gain on sale of branch assets and deposits	(50,643)	—	—
Depreciation and amortization of premises and equipment	1,215,278	1,215,774	1,272,660
Share-based compensation expense	130,686	306,421	—
Earnings on cash surrender value of bank owned life insurance	(523,067)	(517,099)	(636,272)
Change in assets and liabilities:
(Increase) decrease in net deferred loan costs	(131,616)	183,914	(472,515)
Decrease in accrued interest and dividends receivable	327,877	558,887	59,007
Decrease (increase) in other assets	737,075	(167,488)	6,276,762
(Decrease) increase in accrued expenses and other liabilities	(1,637,666)	858,272	344,279

Net cash used in operating activities	(4,696,250)	(3,154,018)	(976,067)

Cash Flows from Investing Activities
Purchases of available for sale securities	—	(44,485,312)	(65,459,630)
Purchases of other investments	(950,000)	—	—
Proceeds from sale of available for sale securities	—	45,226,033	26,349,070
Proceeds from redemptions of available for sale securities	—	15,999,814	—
Principal repayments on available for sale securities	3,262,509	7,775,420	12,029,209
Purchase of Federal Reserve Bank stock	—	(48,850)	(1,174,100)
Proceeds from repurchase of excess stock by the Federal Reserve Bank	285,900	25,650	659,100
Proceeds from repurchase of excess stock by the Federal Home Loan Bank	201,200	164,500	—
Proceeds from sale of loans	10,655,482	99,737,524	55,089,794
Net decrease (increase) in loans	25,462,402	(60,645,644)	(34,363,332)
Purchase of other real estate owned	—	—	(481,165)
Capital improvements to other real estate owned	(80,401)	(111,463)	(20,000)
Proceeds from sale of other real estate owned	5,068,208	3,347,391	19,579,304
Purchases of premises and equipment, net	(8,278,760)	(615,519)	(685,029)

Net cash provided by investing activities	35,626,540	66,369,544	11,523,221

Cash Flows from Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(17,298,660)	13,234,388	(17,785,483)
Net decrease in time certificates of deposit	(35,241,951)	(60,860,883)	(84,113,953)
Decrease in deposits held for sale	(14,538,205)
Increase in FHLB borrowings	7,000,000	—	—
Decrease in repurchase agreements	(7,000,000)	—	—

Net cash used in financing activities	(67,078,816)	(47,626,495)	(101,899,436)

Net (decrease) increase in cash and cash equivalents	(36,148,526)	15,589,031	(91,352,282)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash and cash equivalents at
Beginning of year	71,014,407	55,425,376	146,777,658

End of year	$34,865,881	$71,014,407	$55,425,376

Supplemental Disclosures of Cash Flow Information
Interest paid	$4,706,226	$7,127,255	$8,290,544

Income taxes paid	$2,750	$10,319	$10,534

Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized holding losses on available for sale securities arising during the period	$(568,850)	$(834,456)	$(1,875,874)

Transfer of loans to other real estate owned	$—	$6,111,989	$5,403,970

Transfer of loans to premises and equipment	$3,697,572	$—	$—

Transfer of other real estate owned to premises and equipment	$—	$950,000	$—

Transfer of loans to held for sale	$—	$—	$250,000

Transfer of deposits to held for sale	$10,167,176	$24,705,381	$—

Transfer of branch assets held for sale	$12,012	$88,244	$—

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Patriot National Bancorp, Inc. (the “Company”), a Connecticut corporation, is a bank holding company that was organized in 1999. On December 1, 1999, all the issued and outstanding shares of Patriot National Bank (the “Bank”) were converted into Company common stock and the Bank became a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, seven other branch offices in Connecticut and two branch offices in New York. The Bank’s customers are concentrated in Fairfield and New Haven Counties in Connecticut and Westchester County and New York City.

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

The following is a summary of the Company’s significant accounting policies:

Significant group concentrations of credit risk

Most of the Company’s activities are with customers located within Fairfield and New Haven Counties in Connecticut and Westchester County and New York City. Note 3 discusses the types of securities in which the Company invests. Note 4 discusses the types of lending in which the Company engages. The Company does not have any significant concentrations to any one industry or customer.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Cash and cash equivalents

Cash and due from banks, federal funds sold and short-term investments are recognized as cash equivalents in the consolidated balance sheets. Federal funds sold generally mature in one day. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains amounts due from banks and federal funds sold which, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations. The short-term investments represent an investment in a money market mutual fund.

Investments in debt and marketable equity securities

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

The Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLB”), as collateral, in an amount equal to a percentage of its outstanding mortgage loans and loans secured by residential properties, including mortgage-backed securities. The stock is purchased from and redeemed by the FHLB based upon its $100 par value. The stock is a non-marketable equity security and as such is classified as restricted stock, carried at cost and evaluated for impairment in accordance with relevant accounting guidance. In accordance with this guidance, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of any decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the potential impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB.

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

December 31, 2013, 2012 and 2011

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

Debt securities, if any, that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. “Trading” securities, if any, are carried at fair value with unrealized gains and losses recognized in earnings. Securities classified as “available for sale” are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes. Purchase premiums and discounts are recognized in interest income using the interest method over the contractual lives of the securities.

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

December 31, 2013, 2012 and 2011

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

All interest accrued but not collected for loans that are placed on nonaccrual status or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Upon receipt of cash, the cash received is first applied to satisfy principal and then applied to interest unless the loan is in a cure period and Management believes there will be a loss. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Company’s real estate loans are collateralized by real estate located principally in Fairfield and New Haven Counties in Connecticut and Westchester County and New York City in New York, and accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in regional real estate market conditions.

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

December 31, 2013, 2012 and 2011

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer installment loans for impairment disclosures, unless such loans are individually evaluated for impairment due to financial difficulties of the borrower.

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

The allowance consists of specific and general components. The specific component relates to loans that are considered impaired. For such impaired loans, an allowance is established when the discounted cash flows (or collateral value if the loan is collateral dependent) or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data. In addition, a risk rating system is utilized to evaluate the general component of the allowance for loan losses. Under this system, management assigns risk ratings between one and eleven based upon the recommendations of the credit analyst and the originating loan officer and confirmed by the Loan Committee at the initiation of the transaction and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and the Loan Committee.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Included in the valuation allowance are disposition discount adjustments made to real estate appraisals on collateral dependent impaired loans anticipated to become other real estate owned (“OREO”) in the coming quarter, as the Company’s recent experience has indicated that the ultimate sales prices of the underlying collateral have been less than the appraisal amounts. The appraisal adjustment percentage will be reviewed quarterly for those loans anticipated to become OREO in the subsequent quarter, based on an analysis of actual variances between appraised values as of the date the loan is transferred into OREO and the actual sales prices of the OREO properties. Generally, the sales prices have been below the appraised values due to the fact that buyers become aware that a bank owns those properties, and, therefore, attempt to offer less than fair market value. In the future, additional revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio, and prevailing internal and external factors including but not limited to current economic conditions and local real estate markets.

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

December 31, 2013, 2012 and 2011

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by the Company’s Board of Directors. All appraisals are reviewed by qualified parties independent from the firm preparing the appraisals. Management reviews and inspects properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan.

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

Mortgage banking activities

The Company originated residential loans from various sources to be held for sale into the secondary market. The Company renders a credit decision and issues a loan commitment. The loan is then closed and funded by the Company. The loan is subsequently sold to a predetermined secondary market investor and servicing is released. The gain on sale fee income is recognized upon the purchase of the loan by an investor. A reserve is established for prepayments, early payment defaults and other potential investor claims.

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

December 31, 2013, 2012 and 2011

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

Premises and equipment

Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Depreciation is charged to operations for buildings, furniture, equipment and software using the straight-line method over the estimated useful lives of the related assets which range from three to thirty years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Impairment of assets

Long-lived assets, which are held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to non-interest expense.

Cash surrender value of bank owned life insurance

Cash surrender value of bank owned life insurance represents life insurance on certain employees who have consented to allow the Bank to be the beneficiary of those policies. Changes in the cash value of the policies, as well as insurance proceeds received above the carrying value, are recorded in other non-interest income and are not subject to income tax. Management reviews the financial strength of the insurance carrier on an annual basis. The funds are held in a segregated account and invested in marketable securities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

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

The Company has no unrecognized tax benefits and related interest or penalties at December 31, 2013. Management does not believe that there is any tax position for which it is reasonably possible that will result in unrecognized tax benefits within the next 12 months.

The Company’s returns for tax years 2010 and 2012 are subject to examination by the Internal Revenue Service (“IRS”) for U.S. federal tax purposes, and by its major state tax authority, Connecticut. During 2013, the IRS has completed its examination of the U.S. federal tax returns of the Company for tax years ended December 31, 2004 thru 2009. There were no changes made by the IRS to the Company’s reported tax. There are no other on-going audits in other tax jurisdictions.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Loss per share

Basic loss per share represents loss relating to common shareholders and is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance unless such assumed issuance is antidilutive. Potential common shares that may be issued by the Company relate to any stock options and warrants that may be outstanding, and are determined using the treasury stock method.

Treasury shares are not deemed outstanding for loss per share purposes.

Share-based compensation plan

The Company accounts for share-based compensation transactions at fair-value and recognizes the related expense in the consolidated statements of operations.

The Compensation Committee establishes terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants vest in quarterly or annual installments over a three, four or five year period from the date of grant. The fair value of stock options granted are estimated utilizing the Black-Scholes options pricing modeling. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Segment reporting

The Company’s only business segment is Community Banking. During the years ended 2013, 2012 and 2011, this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment.

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

December 31, 2013, 2012 and 2011

•

Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

See Note 20 for additional information regarding fair value.

Recently issued accounting pronouncements

ASU No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. ASU No. 2013-12 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013 and it did not have a material impact on the consolidated financial statements.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Note 2. Restrictions on Cash and Due From Banks

At December 31, 2013 and 2012, the Company was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes for its transaction accounts and non-personal time deposits.

Note 3. Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of available-for-sale securities at December 31, 2013 and 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2013	Cost	Gains	Losses	Value
U. S. Government agency bonds	$7,500,000	$—	$(420,650)	$7,079,350
U. S. Government agency mortgage-backed securities	22,387,986	—	(635,774)	21,752,212
Corporate bonds	9,000,000	—	(130,206)	8,869,794

	$38,887,986	$—	$(1,186,630)	$37,701,356

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2012	Cost	Gains	Losses	Value
U. S. Government agency bonds	$7,500,000	$26,170	$—	$7,526,170
U. S. Government agency mortgage-backed securities	25,837,100	—	(130,209)	25,706,891
Corporate bonds	9,000,000	—	(513,741)	8,486,259

	$42,337,100	$26,170	$(643,950)	$41,719,320

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2013 and 2012:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2013	Value	Loss	Value	Loss	Value	Loss
U. S. Government agency bonds	$7,079,350	$(420,650)	$—	$—	$7,079,350	$(420,650)
U. S. Government agency mortgage-backed securities	8,870,860	(291,233)	12,855,648	(344,541)	21,726,508	(635,774)
Corporate bonds	—	—	8,869,794	(130,206)	8,869,794	(130,206)

Totals	$15,950,210	$(711,883)	$21,725,442	$(474,747)	$37,675,652	$(1,186,630)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2012	Value	Loss	Value	Loss	Value	Loss
U. S. Government agency mortgage-backed securities	$25,670,832	$(130,209)	$—	$—	$25,670,832	$(130,209)
Corporate bonds	2,842,368	(157,632)	5,643,891	(356,109)	8,486,259	(513,741)

Totals	$28,513,200	$(287,841)	$5,643,891	$(356,109)	$34,157,091	$(643,950)

At December 31, 2013, eleven securities had unrealized losses with an aggregate depreciation of 3.2% from the amortized cost, compared to nine securities at December 31, 2012 with an aggregate depreciation of 1.9% from the amortized cost.

The Company performs a quarterly analysis of those securities that are in an unrealized loss position to determine if those losses qualify as other-than-temporary impairments. This analysis considers the following criteria in its determination: the ability of the issuer to meet its obligations, when the loss position is due to a deterioration in credit quality, management’s plans and ability to maintain its investment in the security, the length of time and the amount by which the security has been in a loss position, the interest rate environment, the general economic environment and prospects for improvement or deterioration.

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on U.S. Government agency debt, corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

At December 31, 2013 and 2012, available-for-sale securities with a carrying value of $5,758,916 and $6,913,797, respectively, were pledged to secure municipal deposits. At December 31, 2013, no securities were pledged to secure securities sold under agreements to repurchase. At December 31, 2012, available- for-sale securities with a carrying value of $9,088,000 were pledged to secure securities sold under agreements to repurchase.

The amortized cost and fair value of available-for-sale debt securities at December 31, 2013 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Maturity:
Corporate bonds 5 to 10 years	$9,000,000	$8,869,794
U.S. Government bonds 5 to 10 years	7,500,000	7,079,350
Mortgage-backed securities	22,387,986	21,752,212

Total	$38,887,986	$37,701,356

During 2013 there were no sales of available-for-sale securities. During 2012, sales of available-for-sale securities resulted in the Company recognizing proceeds of $45,226,033, and gross gains and gross losses of $910,591 and $9,651 respectively. During 2011 there were ten sales of available-for-sale securities, which resulted in the Company recognizing gross proceeds from the sales of $26,349,070 and gross gains of $1,109,305.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Note 4. Loan Receivables and Allowance for Loan Losses

Loans receivable, net, consists of the following at December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Real Estate:
Commercial	$223,165,092	$247,495,321
Residential	106,198,275	119,033,025
Construction	260,000	4,997,991
Construction-to-permanent	11,303,002	4,851,768
Commercial	35,061,249	36,428,751
Consumer home equity	44,080,895	49,180,908
Consumer installment	2,989,662	2,162,718

Total loans	423,058,175	464,150,482
Premiums on purchased loans	200,180	219,649
Net deferred costs	570,657	439,041
Allowance for loan losses	(5,680,689)	(6,015,636)

Loans receivable, net	$418,148,323	$458,793,536

During 2013, the Bank completed bulk loan sales of $10.5 million of residential loans consummated for a cash purchase price of $10.7 million, which represented 101.5% of the Bank’s net book value for these assets. During 2012, the Bank completed bulk loan sales of $97.0 million of residential loans consummated for a cash purchase price of $98.5 million, which represented 101.5% of the Bank’s net book value for these assets.

A summary of changes in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Balance, beginning of year	$6,015,636	$9,384,672	$15,374,101
Provision for loan losses	970,214	(2,379,223)	7,464,427
Transferred to loans held-for-sale	—	—	(6,054,660)
Recoveries of loans previously charged-off	363,225	80,543	853,578
Loans charged-off	(1,668,386)	(1,070,356)	(8,252,774)

Balance, end of year	$5,680,689	$6,015,636	$9,384,672

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

At December 31, 2013 and 2012, the unpaid principal balances of loans 90 days or more past due, and still accruing interest were $866,000 and $2.2 million respectively, and the unpaid principal balances of loans on non-accrual status and considered impaired were $12.3 million and $23.8 million respectively. Loans over 90 days past due were comprised of two loans as of December 31, 2013. One loan for $841,000 was current and a second loan for $25,000 was current within 60 days as to interest payments, both were past the loan’s maturity date and in the process of being renewed. Four of the five loans as of December 31, 2012, totaling $1,667,000, were making payments, but past the loan’s maturity date and were in the process of being renewed. The other loan totaling $567,000 was over 90 days past due as to payments and past the loan’s maturity date, but was subsequently paid off.

At December 31, 2013, there were two loans totaling $2.2 million that were considered “troubled debt restructurings”, as compared to 8 loans totaling $11.6 million that were considered “troubled debt restructurings” at December 31, 2012, all of which are included in impaired loans. At December 31, 2013, one of the two loans for $991,000 was accruing and the other for $1.2 million was a non-accruing loan. At December 31, 2012, 1 of the 8 loans aggregating $0.5 million was accruing and 7 loans aggregating $11.1 million were non-accruing loans. Loan modifications, which resulted in these loans being considered troubled debt restructurings, are primarily in the form of rate concessions or term extensions. At December 31, 2013 and 2012, there were no commitments to advance additional funds under troubled debt restructured loans.

If non-accrual loans had been performing in accordance with their original terms, the Company would have recorded $1.2 million, $1.5 million and $2.3 million of additional income during the years ended December 31, 2013, 2012 and 2011, respectively.

During 2013, 2012 and 2011, interest income collected and recognized on non-accrual loans was approximately $774,000, $231,000 and $465,000 respectively. The average recorded investment in impaired loans for the years ending December 31, 2013, 2012 and 2011 were $30.8 million, $35.0 million and $49.8 million respectively.

The Company’s lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County and New York City. The Company originates commercial real estate loans, commercial business loans, residential real estate loans and a variety of consumer loans. In addition, the Company had originated loans for the construction of residential homes, residential developments and for land development projects. A moratorium on new speculative construction loans was instituted by management in July 2008. All residential and commercial mortgage loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a portion of the loan portfolio and the recovery of any resulting real estate acquired is susceptible to changes in market conditions.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

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

Risk characteristics of the Company’s portfolio classes include the following:

Commercial Real Estate Loans – In underwriting commercial real estate loans, the Company evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loans. Repayment of such loans may be negatively impacted should there be a substantial decline in the value of the property securing the loan or a decline in the general economic conditions. Where the owner occupies the property, the Company also evaluates the business’s ability to repay the loan on a timely basis. In addition, the Company may require personal guarantees, lease assignments and/or the guarantee of the operating company when the property is owner occupied. These types of loans involve different risks because payments on such loans are dependent upon the successful operation of the business involved, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions affecting the borrowers’ businesses.

Commercial and Industrial Loans – The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance the purchase of inventory or new or used equipment and for other short or long-term working capital purposes. These loans are generally secured by corporate assets, often with real estate as secondary collateral, but are also occasionally offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees as a secondary source as needed. Commercial loans are often larger and may involve greater risks than other type of loans offered by the Company. Payments on such loans are often dependent upon the successful operation of the underlying business. Repayment of such loans may therefore be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets, death or disability of the borrower or loss of market for the borrower’s products or services.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Construction Loans – Construction loans are short-term loans (generally up to 18 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. In the past, the Company funded construction of single family homes, when no contract of sale existed, based upon the experience and the financial strength of the builder, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new home sales market, by a significant increase in interest rates or by decline in general economic conditions. The Company has had a moratorium in place since mid-2008 on new speculative construction loans.

Other Loans – The Company also offers installment loans and reserves lines of credit to individuals. Repayments of such loans are often dependent on the personal income of the borrower which may be negatively impacted by adverse changes in economic conditions or personal circumstances. The Company does not place an emphasis on originating these types of loans.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The following tables set forth activity in our allowance for loan losses, by loan type, for the years ended December 31, 2013 and 2012. The following tables also detail the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

2013	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$941,456	$3,509,395	$311,297	$18,720	$897,368	$216,698	$120,702	$6,015,636
Charge-offs	(62,779)	(403,124)	(204,868)	—	(918,853)	(78,762)	—	(1,668,386)
Recoveries	3,920	334,951	20,000	—	612	3,742	—	363,225
Provision	1,402,088	(1,855,894)	133,571	6,659	815,829	392,117	75,844	970,214

Ending Balance	$2,284,685	$1,585,328	$260,000	$25,379	$794,956	$533,795	$196,546	$5,680,689

Ending balance: individually evaluated for impairment	$1,500,000	$31,097	$260,000	$—	$97,829	$1,811	$—	$1,890,737
Ending balance: collectively evaluated for impairment	784,685	1,554,231	—	25,379	697,127	531,984	196,546	3,789,952

Total Allowance for Loan Losses	$2,284,685	$1,585,328	$260,000	$25,379	$794,956	$533,795	$196,546	$5,680,689

Total Loans ending balance	$35,061,249	$223,165,092	$260,000	$11,303,002	$106,198,275	$47,070,557	$—	$423,058,175

Ending balance:
individually evaluated for impairment	6,151,799	7,767,224	260,000	1,197,474	6,024,266	592,636	—	21,993,399

Ending balance :
collectively evaluated for impairment	$28,909,450	$215,397,868	$—	$10,105,528	$100,174,009	$46,477,921	$—	$401,064,776

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

2012	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$882,062	$4,018,746	$867,159	$547,333	$2,550,588	$458,762	$60,022	$9,384,672
Charge-offs	(48,414)	(49,922)	(101,391)	—	(84,711)	(785,918)	—	(1,070,356)
Recoveries	10,861	66,951	—	—	—	2,731	—	80,543
Provision	96,947	(526,380)	(454,471)	(528,613)	(1,568,509)	541,123	60,680	(2,379,223)

Ending Balance	$941,456	$3,509,395	$311,297	$18,720	$897,368	$216,698	$120,702	$6,015,636

Ending balance: individually evaluated for impairment	$33,280	$728,607	$120,616	$—	$83,543	$2,368	$—	$968,414
Ending balance: collectively evaluated for impairment	908,176	2,780,788	190,681	18,720	813,825	214,330	120,702	5,047,222

Total Allowance for Loan Losses	$941,456	$3,509,395	$311,297	$18,720	$897,368	$216,698	$120,702	$6,015,636

Total Loans ending balance	$36,428,751	$247,495,321	$4,997,991	$4,851,768	$119,033,025	$51,343,626	$—	$464,150,482

Ending balance:
individually evaluated for impairment	219,509	15,909,103	1,862,038	1,258,710	13,567,175	566,543	—	33,383,078

Ending balance :
collectively evaluated for impairment	$36,209,242	$231,586,218	$3,135,953	$3,593,058	$105,465,850	$50,777,083	$—	$430,767,404

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The Company monitors the credit quality of its loans receivable on an ongoing basis. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that internally assigned risk ratings and loan-to-value ratios (LTVs), at period end, are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans receivable. Loan-to-value ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of origination (unless a current appraisal has been obtained as a result of the loan being deemed impaired or the loan is a maturing construction loan).

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

A disposition discount is built into our impairment analysis and reflected in our allowance once a property is determined to be a likely OREO (e.g. foreclosure is probable). To determine the discount we compare the average sales prices of our prior OREO properties to the appraised value that was obtained as of the date we took title to the property. The difference is the bank-owned disposition discount.

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

December 31, 2013, 2012 and 2011

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

During the quarter ended June 30, 2012, the Bank implemented changes to the allowance methodology, resulting in a reduction of the allowance for loan losses of $1.1 million for that period. In making this transition, the changes served to update the methodology to reflect the direction of the current loan portfolio. The changes were threefold:

•

First, the Bank adopted a two year, instead of a three year, weighted average historical loss factor as the basis for the calculation of its historical loss experience. This is used to calculate expected losses in the pools identified in the Accounting Standards Codification (“ASC”) (Topic 450-20), “Loss Contingencies” pools prior to the application of qualitative risk adjustment factors. This change was made to be more responsive to the changing credit environment. This shorter average historical loss period will produce results more indicative of the current period and expected behavior of the portfolio.

•

Second, the Bank adopted an Internal Risk Ratings Based (IRB) approach to calculating historical loss rates. This approach calibrates expected losses with actual risk assessment and equates the likelihood of loss to the level of risk in a credit facility rating. Previously, loss history was applied to categories of loans and adjusted by qualitative factors apportioned by risk rating within the categories.

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

Charge-off generally commences after the loan is classified “doubtful” to reduce the loan to its recoverable balance. If the account is classified as “loss”, the full balance is charged off regardless of the potential recovery from the sale of the collateral. This amount is recognized as a recovery once the collateral is sold.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2013:

CREDIT RISK PROFILE BY CREDIT WORTHINESS CATEGORY

	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$23,492,659	$3,898,173	$199,117,577	$7,950,793	$—	$—	$10,105,528	$—	$82,704,363	$20,592,131	$42,541,721	$3,839,030	650,234	$394,892,209
Special Mention	167,095	—	6,573,089	2,502,204	—	—	—	—	—	—	—	—	—	9,242,388
Substandard	7,503,322	—	3,690,308	3,331,121	60,000	200,000	1,197,474	—	1,975,907	925,874	8,696	30,876	—	18,923,578

	$31,163,076	$3,898,173	$209,380,974	$13,784,118	$60,000	$200,000	$11,303,002	$—	$84,680,270	$21,518,005	$42,550,417	$3,869,906	$650,234	$423,058,175

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals
Performing	$28,909,450	$221,400,483	$—	$10,105,528	$103,296,494	$47,037,870	$410,749,825
Non Performing	6,151,799	1,764,609	260,000	1,197,474	2,901,781	32,687	12,308,350

Total	$35,061,249	$223,165,092	$260,000	$11,303,002	$106,198,275	$47,070,557	$423,058,175

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2012:

CREDIT RISK PROFILE BY CREDIT WORTHINESS CATEGORY

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due matured loans at December 31, 2013:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans					>90 Days	Total Non-
2013	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Past Due and Accruing	Accrual and Past Due Loans
Commercial
Pass	$—	$—	$—	$—	$—	$25,000	$25,000
Substandard	—	—	1,799	1,799	6,150,000	—	6,151,799

Total Commercial	$—	$—	$1,799	$1,799	$6,150,000	$25,000	$6,176,799

Commercial Real Estate
Substandard	$—	$—	$1,764,609	$1,764,609	$—	$840,962	$2,605,571

Total Commercial Real Estate	$—	$—	$1,764,609	$1,764,609	$—	$840,962	$2,605,571

Construction
Substandard	$—	$—	$260,000	$260,000	$—	$—	$260,000

Total Construction	$—	$—	$260,000	$260,000	$—	$—	$260,000

Construction to Permanent
Substandard	$—	$—	$—	$—	$1,197,474	$—	$1,197,474

Total Construction to Permanent	$—	$—	$—	$—	$1,197,474	$—	$1,197,474

Residential Real Estate
Substandard	$—	$—	$2,523,233	$2,523,233	$378,548	$—	$2,901,781

Total Residential Real Estate	$—	$—	$2,523,233	$2,523,233	$378,548	$—	$2,901,781

Consumer
Substandard	$—	$—	$1,811	$1,811	$30,876	$—	$32,687

Total Consumer	$—	$—	$1,811	$1,811	$30,876	$—	$32,687

Total	$—	$—	$4,551,452	$4,551,452	$7,756,898	$865,962	$13,174,312

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due matured loans at December 31, 2012:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans					>90 Days	Total Non-
2012	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Past Due and Accruing	Accrual and Past Due Loans
Commercial
Pass	$—	$—	$—	$—	$—	$300,000	$300,000
Substandard	—	—	182,258	182,258	37,251	500,000	719,509

Total Commercial	$—	$—	$182,258	$182,258	$37,251	$800,000	$1,019,509

Commercial Real Estate
Pass	$—	$—	$—	$—	$—	$566,936	$566,936
Substandard	—	—	7,629,819	7,629,819	2,100,658	867,361	10,597,838

Total Commercial Real Estate	$—	$—	$7,629,819	$7,629,819	$2,100,658	$1,434,297	$11,164,774

Construction
Substandard	$—	$—	$1,862,038	$1,862,038	$—	$—	$1,862,038

Total Construction	$—	$—	$1,862,038	$1,862,038	$—	$—	$1,862,038

Construction to Permanent
Substandard	$—	$—	$—	$—	$1,258,710	$—	$1,258,710

Total Construction to Permanent	$—	$—	$—	$—	$1,258,710	$—	$1,258,710

Residential Real Estate
Substandard	$—	$358,123	$10,231,542	$10,589,665	$147,368	$—	$10,737,033

Total Residential Real Estate	$—	$358,123	$10,231,542	$10,589,665	$147,368	$—	$10,737,033

Consumer
Substandard	$—	$—	$—	$—	$2,368	$—	$2,368

Total Consumer	$—	$—	$—	$—	$2,368	$—	$2,368

Total	$—	$358,123	$19,905,657	$20,263,780	$3,546,355	$2,234,297	$26,044,432

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these nonaccrual loans was $12.3 million and $23.8 million at December 31, 2013, and December 31, 2012 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain troubled debt restructures (TDRs) are placed on non-accrual status.

Loans past due ninety days or more, and still accruing interest, were $866,000 and $2.2 million at December 31, 2013, and December 31, 2012 respectively. Loans over 90 days past due were comprised of two loans as of December 31, 2013. One loan for $841,000 was current and the second loan for $25,000 was current within 60 days as to interest payments, both were past the loan’s maturity date and in the process of being renewed. At December 31, 2012, four of the five loans totaling $1,667,000, were making payments, but past the loan’s maturity date and were in the process of being renewed. The other loan totaling $567,000 was over 90 days past due as to payments and past the loan’s maturity date, but was subsequently paid off.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2013.

	Performing (Accruing) Loans
2013	31-60 Days Past Due	61-89 Days Past Due	Total Past Due	Current	Total Loan Balances	Total Non- Accrual and > 90 Days Past Due Loans	Total Loans Receivable
Commercial
Pass	$725,000	$—	$725,000	$26,640,833	$27,365,833	$25,000	$27,390,833
Special Mention	—	—	—	167,095	167,095	—	167,095
Substandard	—	—	—	1,351,522	1,351,522	6,151,799	7,503,321

Total Commercial	$725,000	$—	$725,000	$28,159,450	$28,884,450	$6,176,799	$35,061,249

Commercial Real Estate
Pass	$1,858,402	$266,250	$2,124,652	$204,943,717	$207,068,369	$—	$207,068,369
Special Mention	—	—	—	9,075,293	9,075,293	—	9,075,293
Substandard	—	—	—	4,415,859	4,415,859	2,605,571	7,021,430

Total Commercial Real Estate	$1,858,402	$266,250	$2,124,652	$218,434,869	$220,559,521	$2,605,571	$223,165,092

Construction
Substandard	$—	$—	$—	$—	$—	$260,000	$260,000

Total Construction	$—	$—	$—	$—	$—	$260,000	$260,000

Construction to Permanent
Pass	$—	$—	$—	$10,105,528	$10,105,528	$—	$10,105,528
Substandard	—	—	—	—	—	1,197,474	1,197,474

Total Construction to Permanent	$—	$—	$—	$10,105,528	$10,105,528	$1,197,474	$11,303,002

Residential Real Estate
Pass	$31,951	$—	$31,951	$103,264,543	$103,296,494	$—	$103,296,494
Substandard	—	—	—	—	—	2,901,781	2,901,781

Total Residential Real Estate	$31,951	$—	$31,951	$103,264,543	$103,296,494	$2,901,781	$106,198,275

Consumer
Pass	$349,999	$559,949	$909,948	$46,121,037	$47,030,985	$—	$47,030,985
Substandard	6,885	—	6,885	—	6,885	32,687	39,572

Total Consumer	$356,884	$559,949	$916,833	$46,121,037	$47,037,870	$32,687	$47,070,557

Total	$2,972,237	$826,199	$3,798,436	$406,085,427	$409,883,863	$13,174,312	$423,058,175

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The following table sets forth the detail and delinquency status of loans receivable, net, by performing and non-performing loans at December 31, 2012.

	Performing (Accruing) Loans
2012	31-60 Days Past Due	61-89 Days Past Due	Total Past Due	Current	Total Loan Balances	Total Non- Accrual and > 90 Days Past Due Loans	Total Loans Receivable
Commercial
Pass	$10,171	$—	$10,171	$26,494,715	$26,504,886	$300,000	$26,804,886
Special Mention	—	—	—	7,399,006	7,399,006	—	7,399,006
Substandard	—	—	—	1,505,350	1,505,350	719,509	2,224,859

Total Commercial	$10,171	$—	$10,171	$35,399,071	$35,409,242	$1,019,509	$36,428,751

Commercial Real Estate
Pass	$—	$—	$—	$211,765,042	$211,765,042	$566,936	$212,331,978
Special Mention	—	—	—	16,929,236	16,929,236	—	16,929,236
Substandard	—	—	—	7,636,269	7,636,269	10,597,838	18,234,107

Total Commercial Real Estate	$—	$—	$—	$236,330,547	$236,330,547	$11,164,774	$247,495,321

Construction
Special Mention	$—	$—	$—	$3,135,953	$3,135,953	$—	$3,135,953
Substandard	—	—	—	—	—	1,862,038	1,862,038

Total Construction	$—	$—	$—	$3,135,953	$3,135,953	$1,862,038	$4,997,991

Construction to Permanent
Pass	$—	$—	$—	$3,593,058	$3,593,058	$—	$3,593,058
Substandard	—	—	—	—	—	1,258,710	1,258,710

Total Construction to Permanent	$—	$—	$—	$3,593,058	$3,593,058	$1,258,710	$4,851,768

Residential Real Estate
Pass	$40,838	$—	$40,838	$102,944,976	$102,985,814	$—	$102,985,814
Special Mention	—	—	—	5,310,178	5,310,178	—	5,310,178
Substandard	—	—	—	—	—	10,737,033	10,737,033

Total Residential Real Estate	$40,838	$—	$40,838	$108,255,154	$108,295,992	$10,737,033	$119,033,025

Consumer
Pass	$—	$12,443	$12,443	$50,608,110	$50,620,553	$—	$50,620,553
Special Mention	—	—	—	662,705	662,705	—	662,705
Substandard	—	—	—	58,000	58,000	2,368	60,368

Total Consumer	$—	$12,443	$12,443	$51,328,815	$51,341,258	$2,368	$51,343,626

Total	$51,009	$12,443	$63,452	$438,042,598	$438,106,050	$26,044,432	$464,150,482

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The following table summarizes impaired loans as of December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
2013
With no related allowance recorded:
Commercial	$1,799	$150,969	$—
Commercial Real Estate	7,596,817	8,316,412	—
Construction	—	—	—
Construction to Permanent	1,197,474	1,425,000
Residential	5,098,392	7,631,751	—
Consumer	590,825	669,584	—

Total:	$14,485,307	$18,193,716	$—
With an allowance recorded:
Commercial	$6,150,000	$6,150,000	$1,500,000
Commercial Real Estate	170,406	215,219	31,097
Construction	260,000	486,625	260,000
Construction to Permanent	—	—	—
Residential	925,874	1,065,974	97,829
Consumer	1,811	2,062	1,811

Total:	$7,508,091	$7,919,880	$1,890,737
Commercial	$6,151,799	$6,300,969	$1,500,000
Commercial Real Estate	7,767,223	8,531,631	31,097
Construction	260,000	486,625	260,000
Construction to Permanent	1,197,474	1,425,000	—
Residential	6,024,266	8,697,725	97,829
Consumer	592,636	671,646	1,811

Total:	$21,993,398	$26,113,596	$1,890,737

Impaired loans consist of non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

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

At December 31, 2013 and 2012, the recorded investment of impaired loans was $22.0 million and $33.4 million, with related allowances of $1.9 million and $1.0 million, respectively.

Included in the tables above at December 31, 2013 and 2012, are loans with carrying balances of $14.5 million and $25.0 million respectively that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to remain competitive and assist customers who may be experiencing financial difficulty, as well as preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made, the loan is classified as a troubled debt restructured loan.

The following table presents the total troubled debt restructured loans as of December 31, 2013 which are included in impaired loans:

	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Construction to permanent	1	$990,913	1	$1,197,474	2	$2,188,387

Total Troubled Debt Restructurings	1	$990,913	1	$1,197,474	2	$2,188,387

The following table presents the total troubled debt restructured loans as of December 31, 2012:

	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Commercial Real Estate	—	$—	2	$4,255,658	2	$4,255,658
Residential Real Estate	—	—	3	5,519,232	3	5,519,232
Construction to permanent	—	—	1	1,258,710	1	1,258,710
Commercial	—	—	1	37,251	1	37,251
Consumer home equity	1	564,175	—	—	1	564,175

Total Troubled Debt Restructurings	1	$564,175	7	$11,070,851	8	$11,635,026

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The following table summarizes the two loans that were modified in a troubled debt restructuring during the year ended December 31, 2013 and are included in total impaired loans.

	Twelve months ended December 31, 2013
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Number of Relationships	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction to permanent	2	$4,730,324	1	$990,913

Total Troubled Debt Restructurings	2	$4,730,324	1	$990,913

The following table summarizes the six loans that were modified in a troubled debt restructuring during the year ended December 31, 2012.

	Twelve months ended December 31, 2012
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Number of Relationships	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential Real Estate	3	$8,529,624	3	$5,524,800
Construction to permanent	1	4,905,000	—	—
Commercial	1	37,251	1	37,251
Consumer home equity	1	564,175	1	564,175

Total Troubled Debt Restructurings	6	$14,036,050	5	$6,126,226

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

During the year ended December 31, 2013, two construction to permanent loans to one borrower in the amount of $3.7 million and $1.0 million were downgraded due to the financial hardship of the borrower. The loan for $3.7 million has since been upgraded as to risk rating. Four troubled debt restructured loans, a commercial loan for $37,000, a residential real estate loan for $4.4 million and two commercial real estate loans aggregating $3.9 million have since paid off. Two troubled debt restructured loans, a home equity installment loan for $563,000 and a residential real estate loan for $347,000 were upgraded due to the improvement in the borrower’s financial condition. One residential real estate loan for $500,000 was charged off, due to the uncertainty of the collectability of the loan.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Note 5. Premises and Equipment

At December 31, 2013 and 2012, premises and equipment consisted of the following:

	2013	2012
Leasehold improvements	$6,060,275	$6,356,657
Furniture, equipment and software	6,981,177	6,591,500
Land	7,340,858	—
Buildings	4,956,407	964,745

	25,338,717	13,912,902
Less: accumulated depreciation and amortization	(10,277,279)	(9,536,286)

	$15,061,438	$4,376,616

For the years ended December 31, 2013, 2012 and 2011, depreciation and amortization expense related to premises and equipment totaled $1,230,917, $1,215,774 and $1,272,660 respectively. Included in the year ended December 31, 2012 of total premises and equipment above, approximately $88,000 was related to assets held for sale.

Note 6. Other Real Estate Operations

At December 31, 2013 and 2012, the Company had other real estate owned of $0 and $4,873,844 respectively. For the years ended December 31, 2013, 2012 and 2011, amounts charged to operations for other real estate owned totaled $211,687, $(58,044) and $877,969 respectively. A summary of other real estate operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Expenses of holding other real estate owned	$325,650	$127,099	$918,291
Impairment write-downs on other real estate owned	—	—	165,764
(Gain) loss on sale of other real estate owned	(113,963)	(185,143)	(193,786)
Rental income from other real estate owned	—	—	(12,300)

Expense from other real estate operations	$211,687	$(58,044)	$877,969

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Note 7. Deposits

At December 31, 2013 and 2012, deposits consisted of the following:

	Weighted Average Interest Rate	2013	Weighted Average Interest Rate	2012
Non-interest bearing	—	$55,358,161	—	$65,176,125

Interest bearing:
Time certificates, less than $100,000	1.05%	129,548,033	1.37%	160,610,601
Time certificates, $100,000 or more	1.09%	106,387,098	1.50%	121,142,374
Money market	0.04%	29,309,657	0.20%	42,401,428
Savings	0.30%	80,982,920	0.51%	77,760,967
NOW	0.01%	28,618,213	0.07%	30,191,403

Total interest bearing		374,845,921		432,106,773

Total deposits		$430,204,082		$497,282,898

At December 31, 2013 and 2012, we did not have any certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network included in time certificates. Included in total deposits above, approximately $24.7 million is related to deposits held for sale at December 31, 2012. There were no deposits held for sale at December 31, 2013.

Interest expense on deposits consists of the following:

	Year Ended December 31,
	2013	2012	2011
Time certificates, less than $100,000	$1,821,591	$2,706,666	$3,380,456
Time certificates, $100,000 or more	1,600,519	2,225,726	2,567,071
Money market	40,481	71,808	88,813
Savings	349,998	330,842	235,628
NOW	8,718	16,435	11,610

	$3,821,307	$5,351,477	$6,283,578

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Contractual maturities of time certificates of deposit as of December 31, 2013 are summarized below:

	Weighted Average Interest Rate	Balance of Time Certificates of Deposit
Due within:
1 year	0.96%	$200,555,373
1-2 years	1.99%	16,514,915
2-3 years	1.59%	5,661,154
3-4 years	1.58%	8,018,162
4-5 years	0.85%	5,185,527

	1.07%	$235,935,131

Note 8. Borrowings

Federal Home Loan Bank borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At December 31, 2013, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities and loans segregated as collateral for the FHLB. The additional amount available under this agreement as of December 31, 2013 was $37,000,000. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. In addition, the Company has a $2,000,000 available line of credit with the FHLB. At December 31, 2013 and 2012, there were no advances outstanding under this line of credit. During 2013, $50,000,000 of FHLB advances with interest rates ranging from 0.77% to 3.69%, were paid off and a $10,000,000 FHLB advance with an interest rate of 2.19% was restructured. The restructured advance allowed the Company to reduce the effective interest rates, from 2.19% to 0.77%, and to extend the maturity for one year, in accordance with ASC 470-50, “Debt Modifications and Extinguishments”. At December 31, 2013 and 2012, outstanding advances from the FHLB aggregated $57,000,000 and $50,000,000 respectively, with average interest rates ranging from 0.19% to 1.17%.

Repurchase agreements

At December 31, 2013 and 2012, the Company had $0 and $7,000,000 of securities sold under agreements to repurchase bearing interest at a fixed rate of 4.3475%. During 2013, the $7,000,000 of repurchase agreements with an interest rate of 4.41% was repaid.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

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

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at the three-month LIBOR plus 3.15% (3.39585% at December 31, 2013), mature on March 26, 2033. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. Interest is still being accrued and charged to operations. The Company may only defer the payment of interest for 20 consecutive quarters, or thru March, 2014, and all accrued interest must be paid at the completion of the deferral period, June 2014. As of December 31, 2013, the accrued interest payable is approximately $1.4 million.

The duration of the Trust is 30 years, with an early redemption feature at the Company’s option on a quarterly basis which commenced March 26, 2008. The Trust securities also bear interest at the three month LIBOR plus 3.15%.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Maturity of borrowings

The contractual maturities of the Company’s borrowings at December 31, 2013, by year, are as follows:

	Fixed Rate	Floating Rate	Total
2014	$57,000,000	$—	$57,000,000
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	—	—	—
Thereafter	—	8,248,000	8,248,000

Total borrowings	$57,000,000	$8,248,000	$65,248,000

Note 9. Commitments and Contingencies

Operating leases

The Company has non-cancelable operating leases for its eight branch banking offices and for administrative and operational activities, which expire on various dates through 2017. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. Under these lease agreements, the Company is required to pay certain operating costs such as insurance and property taxes. The Company also leases certain equipment under cancelable and non-cancelable arrangements.

Included in the table below, $39,646 of operating lease commitments have already been accounted for and included in restructuring charges in the consolidated financial statements for one branch that was closed.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Future minimum rental commitments under the terms of these leases by year and in the aggregate, are as follows:

Years Ending December 31,	Amount
2014	$1,638,568
2015	1,271,057
2016	720,034
2017	182,978
2018	—
Thereafter	—

$3,812,637

Total rental expense, which is charged to operations on a straight line basis, for cancelable and non-cancelable operating leases was $2,142,995, $2,531,929 and $2,838,066 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company subleased excess space at two locations. Income from subleases included in non-interest expense was $70,835, $54,846 and $33,326 for the years ended December 31, 2013, 2012 and 2011, respectively.

Employment Agreements

The Company has two change of control agreements that entitle executive officers to receive up to two and one-half times the greater of the officer’s base salary at the time or total compensation for the most recently completed fiscal year if a change of control occurs while such officers are full time employees of the Company or within six months following termination of employment other than for cause or by reason of death or disability.

Legal Matters

Neither the Company nor the Bank has any pending legal proceedings, other than ordinary routine litigation, incidental to its business, to which the Company or the Bank is a party or any of its property is subject. Management and its legal counsel are of the opinion that the ultimate disposition of these routine matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Note 10. Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Current
Federal	$—	$—	$—
State	(21,080)	—	—

Total	(21,080)	—	—

Deferred
Federal	(317,704)	—	—
State	—	—	—

Total	(317,704)	—	—

Benefit for income taxes	$(338,784)	$—	$—

A reconciliation of the anticipated income tax benefit (computed by applying the statutory Federal income tax rate of 34% to loss before income taxes) to the income tax provision (benefit) as reported in the statements of operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Benefit for income taxes at statutory Federal rate	$(2,593,428)	$(182,296)	$(5,256,200)
State taxes, net of Federal benefit	(21,080)	—	—
Dividends received deduction	—	—	(50,100)
Nondeductible expenses	6,006	4,570	5,900
Write-off of DTA due to 382 Limitation	—	—	10,382,276
Change in cash surrender value of life insurance	(177,843)	(175,814)	(216,300)
Increase (decrease) in valuation allowance	2,447,561	329,113	(4,853,660)
Other	0	24,427	(11,916)

Total benefit for income taxes	$(338,784)	$—	$—

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

At December 31, 2013 and 2012, the tax effects of temporary differences that give rise to the Company’s deferred tax assets and deferred tax liabilities are as follows:

	2013	2012	2011
Deferred tax assets:
Allowance for loan losses	$2,212,628	$2,343,090	$3,655,330
Nonaccrual interest	1,474,105	1,324,824	774,233
Premises and equipment	1,276,365	1,073,884	1,090,095
Accrued expenses	375,881	224,523	405,108
Share-based Compensation	—	72,456	—
Capital loss carryover	572,301	572,301	572,301
State NOL carryforward benefit	3,612,623	3,237,434	3,081,579
Federal NOL carryforward benefit	18,427,179	15,850,218	14,755,699
NOL write-off for § 382 Limitation	(10,382,276)	(10,382,276)	(10,382,276)
Federal AMT benefit estimate	—	317,704	317,704
Unrealized loss AFS	462,192	250,819	—
Other	36,791	153,959	144,809

Gross deferred tax assets	18,067,789	15,038,936	14,414,582
Valuation allowance	(18,067,789)	(15,038,936)	(14,414,582)

Deferred tax assets, net of valuation allowance	—	—	—
Deferred tax liabilities
Investment securities	—	—	(82,337)
Other	—	—	—

Gross deferred tax liabilities	—	—	(82,337)

Deferred tax liability, net	$—	$—	$(82,337)

The net deferred tax liability at December 31, 2013 and 2012 is included in accrued expenses and other liabilities in the consolidated balance sheets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The allocation of the deferred tax (benefit) provision items charged to operations and items charged directly to equity for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Deferred tax benefit allocated to equity	$—	$—	$(712,832)
Deferred tax provision allocated to operations	—	—	—

Total deferred tax benefit	$—	$—	$(712,832)

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at December 31, 2013. The deferred tax position has been affected by several significant transactions in prior years. These transactions include increased provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company is in a cumulative net loss position at December 31, 2013, and under the applicable accounting guidance, has concluded that it is not more-likely-than-not that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $18.1 million against its deferred tax asset at December 31, 2013. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

As measured under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50% change of ownership in 2010. Consequently, use of the Company’s net operating loss carryforward and certain built in deductions available against future taxable income in any one year are limited. The maximum amount of carry forwards available in a given year is limited to the product of the Company’s fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carry forward not utilized in prior years.

The Company has analyzed the impact of its recent ownership change and has calculated the annual limitation under IRC 382 to be $284,000. Based on the analysis, the Company has determined that the pre-change net operating losses and net unrealized built-in deductions were approximately $36.2 million. Based on a 20 year carry forward period, the Company could utilize approximately $5.6 million of the pre-change net operating losses and built-in deductions. Therefore, the Company wrote-off approximately $10.4 million of deferred tax assets in 2011. Accordingly, the write-off of the deferred tax asset did not affect the consolidated financial statements as there was a full valuation allowance against the deferred tax asset. At December 31, 2013, the Company had $19.1 million of U.S. federal pre-tax net operating loss carryforwards, which are not subject to the above mentioned IRC Section 382 limitation and do not begin to expire until 2020.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Note 11. Other intangible assets

The changes in the carrying amount of core deposit intangibles for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Core Deposit Intangible:
Balance as of January 1,	$—	$38,196
Amortization expense	—	6,962
Asset disposal	—	31,234

Balance as of December 31,	—	—

Total other intangible assets	$—	$—

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $0, $6,962 and $15,012, respectively. The asset disposal of $31,234 was part of the consolidation of branches and is included in restructuring charges and asset disposals on the consolidated financial statements.

Note 12. Cash Surrender Value of Life Insurance

The Bank has an investment in, and is the beneficiary of, life insurance policies. The purpose of these life insurance investments is to provide income through the appreciation in the cash surrender value of the policies on the lives of certain officers, directors and employees of the Bank. These policies have an aggregate cash surrender value of $22,024,770 and $21,501,703 at December 31, 2013 and 2012, respectively. These assets are unsecured and maintained in a separate account with one insurance carrier. Income earned on these life insurance policies aggregated $523,067, $517,099 and $636,272 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in non-interest income.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Note 13. Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive to directors and employees of the Company by the grant of options, restricted stock awards or phantom stock units. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. 2,552,964 shares of stock remain available for issuance under the Plan as of December 31, 2013. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall make terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants are available to directors and employees and vest in quarterly or annual installments over a three, four or five year period from the date of grant. The Compensation Committee accelerated the vesting of the initial grant of restricted stock in 2012, whereby the first year of the tranche vested immediately. The initial grant, which was awarded to the directors of the Board and accelerated, was deemed as compensation for past services. Stock options were granted at an exercise price equal to $2.20 based on a price determined by the Compensation Committee and all had an expiration period of 10 years. The fair value of stock options granted on January 24, 2012, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.28 years utilizing the simplified method, risk-free rate of return of 1.28%, volatility of 61.29% and no dividend yield. The Company was expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis. As of December 31, 2013, there were no outstanding stock options.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded $130,686, $306,421 and $0 of total stock-based compensation, respectively. During 2013, the Company awarded 294,861 shares of restricted stock to employees, there were no shares of restricted stock issued to directors and no options were granted or exercised. In 2012, there were no options exercised and 152,169 shares of restricted stock were issued to directors in payment of directors’ fees in the net amount of $120,397. There were no awards in 2011.

The following table is a summary of the Company’s non-vested stock options as of December 31, 2013, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding—December 31, 2011	—	$—	$—	—
Granted	850,000	0.90	2.20	10

Outstanding—December 31, 2012	850,000	0.90	2.20	10
Forfeited	(850,000)	0.90	2.20	10

Outstanding—December 31, 2013	—	$—	$—	—

Exercisable—December 31, 2013	—	$—	$—	—

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The following is a summary of the status of the Company’s restricted shares as of December 31, 2013, and changes therein during the period then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	—	$—
2012 Granted	152,169	1.69
Vested	(72,821)	1.65
Forfeited	(34,782)	1.73

Non-vested at December 31, 2012	44,566	$1.73
2013 Granted	329,649	1.24
Vested	(92,380)	1.41
Forfeited	—	—

Non-vested at December 31, 2013	281,835	$1.26

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2013, is $356,190 over an average period of 2.88 years.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Loss Per Share

The following tables represent information about the computation of basic and diluted loss per share for the years ended December 31, 2013, 2012 and 2011:

	2013
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(7,288,946)	38,423,533	$(0.19)

	2012
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(536,164)	38,401,889	$(0.01)

	2011
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(15,459,486)	38,362,727	$(0.40)

For the years ended December 31, 2013, 2012 and 2011, there were no dilutive securities.

Note 15. 401(k) Savings Plan

The Company offers employees participation in the Patriot National Bank 401(k) Savings Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. The Company may make discretionary matching contributions of 50% of the first 6% of the participants’ salary to the 401(k) Plan. Participants are immediately vested in their contributions and the Company’s contributions. The Company contributed approximately $130,000, $160,000 and $201,000 to the 401(k) Plan in 2013, 2012 and 2011, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

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

The contractual amounts of commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that the Company controls the credit risk of these financial instruments through credit approval processes, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2013 and 2012:

	2013	2012
Commitments to extend credit:
Future loan commitments	$7,102,437	$16,601,019
Home equity lines of credit	28,707,608	30,044,312
Unused lines of credit	40,207,868	39,652,231
Undisbursed construction loans	2,187,752	3,233,322
Financial standby letters of credit	1,117,997	7,000

	$79,323,662	$89,537,884

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include residential and commercial property, deposits and securities. The bank has established a reserve of $12,000 and $5,000 as of December 31, 2013 and December 31, 2012, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

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

December 31, 2013, 2012 and 2011

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

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2013 and 2012 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2013	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Company:
Total Capital (to Risk Weighted Assets)	$56,060	13.95%	$43,300	8.00%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	51,027	12.70%	21,650	4.00%		N/A	N/A
Tier 1 Capital (to Average Assets)	51,027	9.33%	21,888	4.00%		N/A	N/A
The Bank:
Total Capital (to Risk Weighted Assets)	$55,758	13.86%	$43,270	8.00%		$54,087	10.00%
Tier 1 Capital (to Risk Weighted Assets)	50,730	12.61%	21,635	4.00%		32,452	6.00%
Tier 1 Capital (to Average Assets)	50,730	9.28%	21,872	4.00%		27,340	5.00%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

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

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of December 31, 2013, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

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

December 31, 2013, 2012 and 2011

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Changes in loans outstanding to such related parties during 2013 and 2012 are as follows:

	2013	2012
Balance, beginning of year	$122	$2,068,939
Additional Loans	58	483
Repayments	(143)	(2,069,300)

Balance, end of year	$37	$122

Related party deposits aggregated approximately $3,063,909 and $3,224,946 as of December 31, 2013 and 2012, respectively.

The Company leased office space to a director of the Company during 2012 and 2011. Rental income under these leases for the years ended December 31, 2013, 2012 and 2011 was approximately $0, $15,266 and $25,601 respectively. During 2013, the Company did not lease office space to any director.

The Company paid legal fees of approximately $3,725 and $75 to an attorney who was a director of the Company during 2012 and 2011 respectively. During 2013, there were no legal fees paid to any director for legal services.

Receivables due from affiliates aggregated approximately $400 and $39,000 for rent paid on its behalf as of December 31, 2013 and 2012 respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Note 19. Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	2013
	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding losses arising during the period	$(568,850)	$—	$(568,850)

Unrealized holding losses on available for sale securities	$(568,850)	$—	$(568,850)

	2012
	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gains arising during the period	$76,135	$(28,931)	$47,204
Less reclassification adjustment for gains recognized in income	(910,591)	111,268	(799,323)

Unrealized holding losses on available for sale securities	$(834,456)	$82,337	$(752,119)

	2011
	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding losses arising during the period	$(766,569)	$291,296	$(475,273)
Less reclassification adjustment for gains recognized in income	(1,109,305)	421,536	(687,769)

Unrealized holding losses on available for sale securities	$(1,875,874)	$712,832	$(1,163,042)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

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

December 31, 2013, 2012 and 2011

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The following table details the financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Corporate bonds	$—	$8,869,794	$—	$8,869,794
U.S. Government agency mortgage-backed securities	—	21,752,212	—	21,752,212
U.S. Government agency bonds	—	7,079,350	—	7,079,350

Securities available for sale	$—	$37,701,356	$—	$37,701,356

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Corporate bonds	$—	$8,486,259	$—	$8,486,259
U.S. Government agency mortgage-backed securities	—	25,706,891	—	25,706,891
U.S. Government bonds	—	7,526,170	—	7,526,170

Securities available for sale	$—	$41,719,320	$—	$41,719,320

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The following table reflects assets measured at fair value on a non-recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Balance
December 31, 2013
Impaired Loans (1)	$—	$—	$7,508,091	$7,508,091

Other real estate owned (2)	$—	$—	$—	$—

December 31, 2012
Impaired Loans (1)	$—	$—	$8,424,786	$8,424,786

Other real estate owned (2)	$—	$—	$4,873,844	$4,873,844

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.
(2)	Represents carrying value for which adjustments are based on the appraised value of the property.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of December 31, 2013 and December 31, 2012 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at December 31, 2013 and 2012 (in thousands):

		2013		2012
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing deposits due from banks	Level 1	$1,570	$1,570	$2,736	$2,736
Interest-bearing deposits due from banks	Level 1	33,295	33,295	67,567	67,567
Short-term investments	Level 1	—	—	711	711
Other Investments	Level 2	4,450	4,450	3,500	3,500
Federal Reserve Bank stock	Level 1	1,444	1,444	1,730	1,730
Federal Home Loan Bank stock	Level 1	4,143	4,143	4,344	4,344
Loans receivable, net	Level 3	418,148	424,831	458,794	464,551
Accrued interest receivable	Level 1	1,566	1,566	1,894	1,894
Financial Liabilities:
Demand deposits	Level 1	$55,358	$55,358	$65,176	$65,176
Savings deposits	Level 1	80,983	80,983	77,761	77,761
Money market deposits	Level 1	29,310	29,310	42,401	42,401
NOW accounts	Level 1	28,618	28,618	30,191	30,191
Time deposits	Level 2	235,935	236,602	281,753	284,974
FHLB borrowings	Level 2	57,000	57,000	50,000	52,448
Securities sold under repurchase agreements	Level 2	—	—	7,000	7,683
Subordinated debt	Level 2	8,248	8,248	8,248	8,248
Accrued interest payable	Level 1	1,388	1,388	1,241	1,241

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent possible to mitigate interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Off-balance-sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2013 and 2012. The estimated fair value of fee income on letters of credit at December 31, 2013 and 2012 was insignificant.

Note 21. Restructuring Charges and Asset Disposals

The Company recorded restructuring charges and asset disposals of $0.5 million and $0.9 million for the twelve months ended December 31, 2013 and 2012. These costs are included in restructuring charges and asset disposals expense in the Consolidated Statements of Operations.

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

December 31, 2013, 2012 and 2011

On June 29, 2012, the Company announced that it would be consolidating three more branches in its continued effort to reduce operating expenses. Restructuring charges for the consolidation of these branches of $444,285 were comprised of $247,163 for severance expenses, lease liability charges of $140,292 and $56,830 in asset disposals.

On May 29, 2013, the Company purchased a branch location where the cost of the lease exceeded the cost to own. This facility is intended to provide headquarter office space and replace our leased headquarter space by July 2015. This branch was part of a restructuring initiative in 2011, resulting in a reduction of $120,703 in lease liability costs.

On June 13, 2013, the Company executed a workforce reduction of the residential lending group and retail operations to further reduce operating expenses. There were nineteen employees in total affected by this announcement. Restructuring charges for this initiative resulted in $515,161 in severance expenses.

During July and October 2013, there were additional workforce reductions of back office personnel, resulting in restructuring charges of $53,510 and $73,935 in severance expenses, respectively.

Restructuring reserves at December 31, 2013 for the restructuring activities taken in accordance with these initiatives are comprised of the following:

	Balance at December 31, 2012	Expenses	Cash payments	Non-cash charges	Balance at December 31, 2013
Lease liability costs 2011	$172,999	(120,703)		(52,296)	$—
Lease liability costs 2012	80,220	—	(22,112)	(34,865)	23,243
Severance and benefit costs 2013	—	642,606	(576,047)	—	66,559

Total	$253,219	$521,903	$(598,159)	$(87,161)	$89,802

The restructuring reserves at December 31, 2013 are included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

Note 22. Condensed Parent Company Only Financial Statements

The following represent the condensed parent company only balance sheets as December 31, 2013 and 2012, and condensed statements of operations and cash flows for the years ended December 31, 2013, 2012, and 2011.

CONDENSED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
ASSETS
Cash and due from banks	$1,734,335	$2,382,695
Investment in subsidiaries	49,931,446	56,601,461
Other assets	200,563	286,506

Total assets	$51,866,344	$59,270,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings	8,248,000	8,248,000
Accrued expenses and other liabilities	1,777,656	1,454,864
Shareholders’ equity	41,840,688	49,567,798

Total liabilities and shareholders’ equity	$51,866,344	$59,270,662

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Revenues
Dividends from subsidiary bank	$—	$—	$—

Total revenue	—	—	—

Expenses
Interest on subordinated debt	292,725	308,797	294,631
Other expenses	395,056	699,646	319,070

Total expenses	687,781	1,008,443	613,701

Loss before equity in undistributed net loss of subsidiaries	(687,781)	(1,008,443)	(613,701)

Equity in undistributed net (loss) income of subsidiaries	(6,601,165)	472,279	(14,845,785)

Net loss	$(7,288,946)	$(536,164)	$(15,459,486)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2013, 2012 and 2011

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2001

	2013	2012	2011
Cash Flows from Operating Activities
Net loss	$(7,288,946)	$(536,164)	$(15,459,486)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	6,601,165	(472,279)	14,845,785
Share-based compensation expense	130,686	306,421	—
Change in assets and liabilities:
Decrease (increase) in other assets	85,943	(68,213)	373,920
Increase in accrued expenses and other liabilities	322,792	187,422	341,801

Net cash (used in) provided by operating activities	(148,360)	(582,813)	102,020

Cash Flows from Investing Activities
Net investment in bank subsidiary	(500,000)	—	—

Net cash used in investing activities	(500,000)	—	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	—	—

Net cash provided by financing activities	—	—	—

Net (decrease) increase in cash and cash equivalents	(648,360)	(582,813)	102,020
Cash and cash equivalents
Beginning	2,382,695	2,965,508	2,863,488

Ending	$1,734,335	$2,382,695	$2,965,508

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$—	$—	$—

Accrued dividends declared on common stock	$—	$—	$—