Form 10-K/A
period 2013-12-31
PATRIOT NATIONAL BANCORP INC
filed 2014-04-30
CIK 1098146

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $5,860,823 based on the last sale price of the common stock as of June 30, 2013 (the last business day of the most recently completed second fiscal quarter).

There were 39,122,459 shares of our Common Stock issued and outstanding as of March 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The annual report on Form 10-K of Patriot National Bancorp, Inc. (“Patriot”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2013, was originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2014, and this Amendment No. 1 is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after March 25, 2014, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 30, 2014 in connection with this Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 30, 2014.

PART III

DIRECTORS, EXECUTIVE OFFICERS,

AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Michael A. Carrazza	48	Chairman of the Board of Directors
Kenneth T. Neilson	65	President and Chief Executive Officer and Director
Christina L. Maier	60	Executive Vice President and Chief Financial Officer
Phillip W. Wolford	66	Secretary
Edward N. Constantino	67	Director
Raymond B. Smyth	67	Director
Emile Van den Bol	49	Director
Michael Weinbaum	47	Director
Samuel S. Davis	58	Executive Vice President and Chief Credit Officer

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

Christina L. Maier

Ms. Maier has served as Executive Vice President and Chief Financial Officer of Patriot since October 1, 2013. Prior to joining the Bank, Ms. Maier served as Senior Vice President and Director, U.S. Accounting and Reporting at Brown Brothers Harriman, a multinational financial services firm she joined in October 2006. She was Senior Vice President and Controller of Provident New York Bancorp and served 15 years at Hudson United Bancorp, where she was First Senior Vice President, serving in capacities including Controller and Chief Accounting Officer.

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

Samuel S. Davis

Mr. Davis has served as Executive Vice President and Chief Credit Officer of Patriot since April 2013 and was the Bank’s Senior Lending Officer from September 2011 to April 2013. Prior to joining Patriot in November 2009, Mr. Davis was Senior Vice President of Lending at Connecticut Community Bank from January 2000 to November 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the issued and outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all Section 16(a) forms to the Company. No Form 3 or 4 filings are known to be late for any of the directors, officers and beneficial owners of more than 10 percent of any class of equity securities of the Company in 2013, except for one filing by Mr. Neilson and two filings by Mr. Davis.

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

Name and Principal Position(s )	Year	Salary	Bonus	Restricted Stock	All Other Annual Compensation		Total
Michael A. Carrazza	2013	$200,000	$—	$—	$—		$200,000
Chairman	2012	$300,000	$—	$—	$658		$300,658
Christopher D. Maher (1)	2013	$111,173	$—	$—	$3,000		$114,173
President and CEO	2012	$375,000	$—	$—	$18,250	(7)	$393,250
Kenneth T. Neilson (2)	2013	$—	$200,000	$300,000	$181,457	(8)	$681,457
President and CEO	2012	$—	$—	$25,000	$—		$25,000
William C. Gray (3)	2013	$209,269	$3,500	$—	$—		$212,769
Executive Vice President and Chief Financial Officer	2012	$201,923	$—	$—	$4,442		$206,365
Christina L. Maier (4)	2013	$48,462	$—	$60,000	$—		$108,462
Executive Vice President and Chief Financial Officer	2012	$—	$—	$—	$—		$—
Mark C. Foley (5)	2013	$82,692	$—	$—	$2,481		$85,173
Executive Vice President and Chief Credit Officer	2012	$215,000	$—	$—	$17,977	(9)	$232,977
Samuel Davis (6)	2013	$200,000	$25,000	$30,000	$—		$255,000
Executive Vice President and Chief Credit Officer	2012	$160,000	$—	$—	$—		$160,000

(1)	Mr. Maher resigned as President and CEO effective March 18, 2013.
(2)	Mr. Neilson assumed the position of President and CEO effective March 18, 2013.
(3)	Mr. Gray was the Chief Financial Officer from December 1, 2012 through his retirement on September 30, 2013.
(4)	Ms. Maier has been employed by Patriot as Chief Financial Officer since October 1, 2013.
(5)	Mr. Foley was the Chief Credit Officer from November 2011 through May 2013.
(6)	Mr. Davis assumed the position of Chief Credit Officer in April 2013.
(7)	Includes a $12,000 annual automobile allowance.
(8)	Includes a $12,000 annual automobile allowance, $123,800 housing costs and $28,275 travel reimbursements
(9)	Includes a $15,000 relocation allowance.

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

Under the terms of the 2012 Plan, only Patriot employees and employees of its subsidiaries may receive stock options. The exercise price of the stock options shall be not less than the fair market value of the stock on the date of grant. The Compensation Committee shall determine the dates upon which the options may be exercisable, which shall not exceed 10 years from the date of grant. The options may be exercised on a cashless basis if approved by the Compensation Committee.

Under the original plan, only non-employee directors were eligible to receive grants of restricted stock. Those grants generally vest in quarterly installments over a four year period from the date of grant. In September 2013 an amendment to the Stock Plan was approved by Patriot’s stockholders. The Plan was amended to expand the persons eligible to receive grants of restricted stock under the 2012 Plan to include officers of the Company and its subsidiaries. The vesting of these grants generally occurs in annual installments over a five year period. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall make the terms and conditions applicable to the vesting of restricted stock awards and stock options.

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

Under Patriot’s 2012 Stock Plan, 117,387 shares of restricted stock were awarded in 2012. 329,649 shares of restricted stock were awarded in 2013.

Director Compensation

The following table details the compensation paid to or accrued for each of Patriot’s non-management directors in 2013:

Name	Fees Earned or Paid in Cash ($)	Cash Awards ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Edward N. Constantino	19,250	-0-	4,818	-0-	-0-	-0-	-0-	24,068
Kenneth T. Neilson(1)	3,750	-0-	4,818	-0-	-0-	-0-	-0-	8,568
Raymond Smyth	15,500	-0-	4,337	-0-	-0-	-0-	-0-	19,837
Emile Van den Bol	18,000	-0-	4,818	-0-	-0-	-0-	-0-	22,818
Michael J. Weinbaum	9,250	-0-	4,818	-0-	-0-	-0-	-0-	14,068

(1)	Mr. Neilson was a non-employee director for the period January 1, 2013 – March 17, 2013.
(2)	The table provides the dollar value of any restricted stock awards that vested during the period. The awards may have been granted during the current period or prior periods.

Patriot’s directors who are also executive officers do not receive compensation for service on the board of directors or any of its committees. Non-employee directors of Patriot receive $750 for each board meeting in which they participate and fees ranging from $250 to $500 for each committee meeting in which they participate. In addition, non-employee directors who serve as the chair of a committee receive retainers ranging from $2,000 to $6,000 per year.

Our directors are also reimbursed for reasonable and necessary out-of-pocket expenses incurred in connection with their service to us, including travel expenses.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has 3,000,000 shares of common stock authorized for issuance under the 2012 Stock Plan, of which 2,587,752 shares of stock are available for issuance as of March 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides certain information about beneficial ownership of common stock of the Company as of April 15, 2014 with respect to: (i) each person, or group of affiliated persons, who is known to the Company to own more than five percent (5%) of Company common stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s directors and executive officers as a group.

Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of common stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 39,122,459 shares of common stock outstanding. In computing the number of shares of common stock beneficially owned by a person and applicable percentage ownership of that person, we included and deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of April 15, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each shareholder is in care of Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, CT 06901.

	Shares of Common Stock Beneficially Owned
Beneficial Owner	Shares		Percent of Class
Michael A. Carrazza	33,671,500	(1)	86.1%
Edward N. Constantino	36,363	(4)	*
Kenneth T. Neilson	596,072	(2)	1.7%
Christina L. Maier	78,942	(7)	*
Emile Van den Bol	56,493	(5)	*
Raymond Smyth	48,196	(3)	*
Michael J. Weinbaum	76,363	(4)	*
Philip W. Wolford	12,873	(6)	*
Samuel Davis	71,746	(8)	*

All Directors and Executive Officers	34,648,548		88.6%

*	Less than one percent (1%)
(1)	Includes 33,600,000 shares held by PNBK Holdings LLC (“Holdings”). Mr. Carrazza is the manager of PNBK Sponsor LLC (“Sponsor”), which is the manager of Holdings; therefore, Mr. Carrazza may be deemed to indirectly beneficially own the shares directly owned by Holdings. Holdings has sole voting and dispositive power with regard to all 33,600,000 shares; Sponsor and Carrazza have shared voting and shared dispositive power of said shares. Also includes 55,000 shares held by Solaia Capital Management Profit Sharing Plan for the benefit of Mr. Carrazza. Mr. Carrazza has sole voting and dispositive power with regard to such shares.
(2)	Includes 57,700 shares held by Neilson Holdings LP (“NH”). Mr. Neilson is the general partner of NH; therefore, Mr. Neilson may be deemed to indirectly beneficially own the shares held by NH. Also includes 453,783 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(3)	Includes 6,264 shares held in an IRA for the benefit of Mr. Smyth. Also includes 16,129 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(4)	Includes 16,401 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(5)	Includes 29,700 shares held by Brooklawn Capital LLC (“Brooklawn”). Mr. Van den Bol is the Chief Executive Officer of Brooklawn ; therefore, Mr. Van den Bol may be deemed to indirectly beneficially own the shares held by Brooklawn. Also includes 16,401 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(6)	Includes 84 shares held in joint tenancy with Regine Vantieghem, Mr. Wolford’s wife; and 302 shares owned solely by Regine Vantieghem over which Mr. Wolford disclaims beneficial ownership.
(7)	Includes 57,692 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(8)	Includes 28,846 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Directors and Officers of Patriot

In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). There were no loans to officers and directors outstanding as of December 31, 2013. In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination these loans neither involved more than the normal risk of collectibility nor presented any other unfavorable features.

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

The following table sets forth the principal accounting fees we paid to KPMG LLP, an independent registered public accounting firm, with respect to our fiscal years ended December 31, 2013 and 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other services rendered.

	Year Ended
	December 31, 2013	December 31, 2012
Audit fees (1)	$369,000	$462,750
Audit-related fees	—	—
Tax fees (2)	39,800	65,000
All other fees	—	—

Total fees	$408,800	$527,750

(1)	Audit fees with respect to the years ended December 31, 2013 and December 31, 2012 represent payments made by Patriot to KPMG LLP for professional services. These payments were approved by the Audit Committee.
(2)	Tax fees with respect to the years ended December 31, 2013 and December 31, 2012 represent payments made by Patriot to KPMG LLP for their preparation of Patriot’s federal and state income tax returns, tax advice and planning. These payments were approved by the Audit Committee.

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

The Audit Committee approved the audit-related fees, tax fees and all other fees set forth above for the year ended December 31, 2013.

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

PATRIOT NATIONAL BANCORP, INC.

Date: April 30, 2014	By:	/s/ Kenneth T. Neilson
Kenneth T. Neilson
President and Chief Executive Officer