Form 10-Q
period 2014-03-31
PATRIOT NATIONAL BANCORP INC
filed 2014-05-09
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common stock, $0.01 par value per share, 39,160,627 shares outstanding as of the close of business April 30, 2014.

PART I—FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	(in thousands, except shares)
	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$1,503	$1,570
Interest bearing deposits	58,254	33,296

Total cash and cash equivalents	59,757	34,866
Securities:
Available for sale securities, at fair value (Note 2)	36,815	37,701
Other Investments	4,450	4,450
Federal Reserve Bank stock, at cost	1,444	1,444
Federal Home Loan Bank stock, at cost	4,143	4,143

Total securities	46,852	47,738
Loans receivable (net of allowance for loan losses: 2014: $ 5,480 2013: $5,681) (Note 3)	415,123	418,148
Accrued interest and dividends receivable	1,578	1,566
Premises and equipment, net	14,866	15,061
Cash surrender value of life insurance	22,146	22,025
Other real estate owned	264	—
Deferred tax asset (Note 6)	—	—
Other assets	1,902	1,844

Total assets	$562,488	$541,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$57,967	$55,358
Interest bearing deposits	370,002	374,846

Total deposits	427,969	430,204
Federal Home Loan Bank borrowings	80,000	57,000
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	3,659	3,955

Total liabilities	519,876	499,407

Commitments and Contingencies (Note 9)
Shareholders’ equity (Notes 5 and 10)
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2014 39,134,164 shares issued; 39,122,459 shares outstanding. 2013 :38,786,680 shares issued; 38,774,975 shares outstanding	391	388
Additional paid-in capital	105,540	105,484
Accumulated deficit	(62,365)	(62,684)
Less: Treasury stock, at cost: 2013 and 2012, 11,705 shares	(160)	(160)
Accumulated other comprehensive income	(794)	(1,187)

Total shareholders’ equity	42,612	41,841

Total liabilities and shareholders’ equity	$562,488	$541,248

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2014	2013
Interest and Dividend Income
Interest and fees on loans	4,691	5,196
Interest on investment securities	135	248
Dividends on investment securities	41	29
Other interest income	12	28

Total interest and dividend income	4,879	5,501

Interest Expense
Interest on deposits	637	1,129
Interest on Federal Home Loan Bank borrowings	33	351
Interest on subordinated debt	200	71
Interest on other borrowings	—	76

Total interest expense	870	1,627

Net interest income	4,009	3,874
Provision for Loan Losses (Note 3)	—	(30)

Net interest income after provision for loan losses	4,009	3,904

Non-Interest Income
Mortgage banking activity	—	46
Loan application, inspection & processing fees	66	38
Fees and service charges	219	171
Earnings on cash surrender value of life insurance	121	127
Other income	187	105

Total non-interest income	593	487

Non-Interest Expense
Salaries and benefits (Note 5)	1,971	3,005
Occupancy and equipment expense	922	1,039
Data processing expense	250	371
Advertising and promotional expenses	51	42
Professional services and other outside services	471	889
Loan administration and processing expenses	17	77
Regulatory assessments	230	374
Insurance expense	97	79
Other real estate operations	16	2
Material and communications	93	106
Other operating expenses	165	385

Total non-interest expense	4,283	6,369

Income (loss) before income taxes	319	(1,978)
Benefit for Income Taxes	—	(21)

Net income (loss)	319	(1,957)

Basic and diluted income (loss) per share (Note 7)	0.01	(0.05)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands)
	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$319	$(1,957)
Other comprehensive income:
Unrealized holding gains arising during the period	393	55

Total	393	55

Comprehensive income (loss)	$712	$(1,902)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Accumulated	Treasury	Comprehensive
(in thousands, except shares)	Shares	Stock	Capital	Deficit	Stock	Income (Loss)	Total
Three months ended March 31, 2013
Balance at December 31, 2012	38,480,114	$385	$105,356	$(55,395)	$(160)	$(618)	$49,568
Comprehensive loss
Net loss	—	—	—	(1,957)	—	—	(1,957)
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	55	55

Total comprehensive loss							(1,902)

Share-based compensation expense	—	—	7	—	—	—	7

Balance, March 31, 2013	38,480,114	$385	$105,363	$(57,352)	$(160)	$(563)	$47,673

Three months ended March 31, 2014
Balance at December 31, 2013	38,774,975	$388	$105,484	$(62,684)	$(160)	$(1,187)	$41,841
Comprehensive income
Net income	—	—	—	319	—	—	319
Unrealized holding gain on available for sale securities, net of taxes	—	—	—	—	—	393	393

Total comprehensive income							712

Share-based compensation expense	—	—	59	—	—	—	59
Issuance of restricted stock	347,484	3	(3)				—

Balance, March 31, 2014	39,122,459	$391	$105,540	$(62,365)	$(160)	$(794)	$42,612

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands)
	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss):	$319	$(1,957)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization of investment premiums, net	66	38
Amortization and accretion of purchase loan premiums and discounts, net	18	2
Provision for loan losses	—	(30)
Gain on sale of mortgage loans	—	(42)
Originations of mortgage loans held for sale	—	(7,154)
Proceeds from sales of mortgage loans held for sale	—	2,171
Earnings on cash surrender value of life insurance	(121)	(127)
Depreciation and amortization	293	289
Gain on sale of other real estate owned	—	(200)
Share-based compensation	59	7
Changes in assets and liabilities:
(Increase) in net deferred loan costs	(13)	(58)
(Increase) decrease in accrued interest and dividends receivable	(12)	8
(Increase) decrease in other assets	(58)	42
Decrease in accrued expenses and other liabilities	(296)	(1,521)

Net cash provided by (used in) operating activities	255	(8,532)

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	1,213	632
Proceeds from repurchase of excess stock by Federal Reserve Bank	—	37
Proceeds from repurchase of excess stock by Federal Home Loan Bank	—	201
Net decrease in loans	3,020	2,938
Purchase of other real estate owned	(264)	—
Proceeds from sale of other real estate owned	—	1,310
Purchase of bank premises and equipment, net	(98)	(239)

Net cash provided by investing activities	3,871	4,879

Cash Flows from Financing Activities:
Net increase in demand, savings and money market deposits	5,073	7,245
Net decrease in time certificates of deposits	(7,308)	(12,842)
Increase in FHLB borrowings	23,000	—

Net cash provided by (used in) financing activities	20,765	(5,597)

Net increase (decrease) in cash and cash equivalents	24,891	(9,250)
Cash and Cash Equivalents:
Beginning	34,866	71,014

Ending	$59,757	$61,764

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	(in thousands)
	Three Months Ended
	March 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information
Interest paid	$669	$1,561

Income taxes paid	$—	$—

Supplemental disclosures of noncash operating, investing and financing activities:
Unrealized holding gain on available for sale securities arising during the period	$393	$55

Transfer of loans to other real estate owned	$264	$—

Reduction in deposits held for sale	$—	$3,777

Reduction in branch assets held for sale	$—	$8

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Basis of Financial Statement Presentation

The Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp” or “the Company”) at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Bancorp and notes thereto for the year ended December 31, 2013.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for the remainder of 2014.

Note 2: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available-for-sale securities at March 31, 2014 and December 31, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
March 31, 2014:
U. S. Government agency bonds	$7,500	$—	$(255)	$7,245
U. S. Government agency mortgage-backed securities	21,109	—	(477)	20,632
Corporate bonds	9,000	—	(62)	8,938

	$37,609	$—	$(794)	$36,815

December 31, 2013:
U. S. Government agency bonds	$7,500	$—	$(421)	$7,079
U. S. Government agency mortgage-backed securities	22,388	—	(636)	21,752
Corporate bonds	9,000	—	(130)	8,870

	$38,888	$—	$(1,187)	$37,701

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at March 31, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
March 31, 2014:
U. S. Government agency bonds	$7,245	$(255)	$—	$—	$7,245	$(255)
U. S. Government agency mortgage - backed securities	8,402	(233)	12,204	(244)	20,606	(477)
Corporate bonds	—	—	8,938	(62)	8,938	(62)

Totals	$15,647	$(488)	$21,142	$(306)	$36,789	$(794)

December 31, 2013:
U. S. Government agency bonds
U. S. Government agency mortgage - backed securities	$7,079	$(421)	$—	$—	$7,079	$(421)
Corporate bonds	8,871	(291)	12,856	(345)	21,727	(636)
Totals	—	—	8,870	(130)	8,870	(130)

	$15,950	$(712)	$21,726	$(475)	$37,676	$(1,187)

At March 31, 2014, eleven securities had unrealized holding losses with aggregate depreciation of 2.1% from the amortized cost. At December 31, 2013, eleven securities had unrealized losses with aggregate depreciation of 3.2% from the amortized cost.

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

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on U.S. Government agency debt, corporate debt and mortgage -backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

The amortized cost and fair value of available-for-sale debt securities at March 31, 2014 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

(in thousands)	Amortized Cost	Fair Value
Maturity:
Corporate bonds 5 to 10 years	$9,000	$8,938
U.S. Government agency bonds < 5 years	2,500	2,458
U.S. Government agency bonds 5 to 10 years	5,000	4,787
U.S. Government agency mortgage-backed securities	21,109	20,632

Total	$37,609	$36,815

Note 3: Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at March 31, 2014 and December 31, 2013 is as follows:

	March 31,	December 31,
(in thousands)	2014	2013
Real Estate
Commercial	$218,051	$223,165
Residential	103,019	106,198
Construction	260	260
Construction to permanent	12,650	11,303
Commercial	38,752	35,061
Consumer home equity	43,717	44,081
Consumer installment	3,389	2,990

Total Loans	419,838	423,058
Premiums on purchased loans	182	200
Net deferred costs	583	571
Allowance for loan losses	(5,480)	(5,681)

Loans receivable, net	$415,123	$418,148

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended
	March 31,
(in thousands)	2014	2013
Balance, beginning of period	$5,681	$6,016
Provision for loan losses	—	(30)
Loans charged-off	(217)	(306)
Recoveries of loans previously charged-off	16	37

Balance, end of period	$5,480	$5,717

Loans past due ninety days or more, and still accruing interest were $834,000 and $866,000 at March 31, 2014, and December 31, 2013 respectively, and consisted of one loan at March 31, 2014 and two loans at December 31, 2013. The subject loan at March 31, 2014 was current as to interest payments but was past the loan’s maturity date and in the process of being renewed. It was approved for renewal in April, 2014. At December 31, 2013, the previously noted loan had a balance of $841,000 and was current and a second loan for $25,000 was current within 60 days as to interest payments. Both were past their maturity date and in the process of being renewed at December 31, 2013.

The unpaid principal balances of loans on nonaccrual status and considered impaired were $10.2 million at March 31, 2014 and $12.3 million at December 31, 2013. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $33,000 of additional income during the quarter ended March 31, 2014 and $306,000 during the quarter ended March 31, 2013.

For the three months ended March 31, 2014 and 2013, the interest collected and recognized as income on impaired loans, which includes non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded, was approximately $113,000 and $125,000 respectively. The average recorded investment in impaired loans for the three months ended March 31, 2014 was $21.5 million.

At March 31, 2014, there were 3 loans totaling $3.4 million that were considered “troubled debt restructurings,” as compared to December 31, 2013 when there were 2 loans totaling $2.2 million, all of which were included in impaired loans. At March 31, 2014, 2 of the 3 loans aggregating $2.1 million were accruing loans and 1 loan of $1.3 million was a non-accruing loan. The non-accruing loan was an existing TDR at December 31, 2013 which was restructured again in the quarter ended March 31, 2014.

The Company’s lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County and New York City in New York. The Company originates commercial real estate loans, commercial business loans, and a variety of other consumer loans. In addition, the Company previously had originated loans for residential real estate, the construction of residential homes, residential developments and for land development projects. A moratorium on all new speculative construction loans was instituted by management in July 2008. All residential and commercial mortgage loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

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

Commercial and Industrial Loans – The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance the purchase of inventory or new or used equipment and for other short or long-term working capital purposes. These loans are generally secured by business assets, but are also occasionally offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. Payments on such loans are often dependent upon the successful operation of the underlying business involved. Repayment of such loans may therefore be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

Residential Real Estate Loans – Various loans secured by residential real estate properties are offered by the Company, including 1-4 family residential loans and a variety of home equity line of credit products. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be decline in general economic conditions.

Construction Loans – Construction loans are short-term loans (generally up to 18 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. Included in this category are loans to construct single family homes where no contract of sale exists, based upon the experience and the financial strength of the builder, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by decline in general economic conditions.

Other Loans – The Company also offers installments loans and reserve lines of credit to individuals. Repayments of such loans are often dependent on the personal income of the borrower which may be negatively impacted by adverse changes in economic conditions. The Company does not place an emphasis on originating these types of loans.

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burdened ratios.

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months ended March 31, 2014. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands) Three months ended March 31, 2014	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,285	$1,585	$260	$25	$795	$534	$197	$5,681
Charge-offs	(9)	—	—	—	(178)	(30)	—	(217)
Recoveries	—	—	—	—	15	1	—	16
Provision	95	(265)	—	9	72	34	55	—

Ending Balance	$2,371	$1,320	$260	$34	$704	$539	$252	$5,480

Ending balance: individually evaluated for impairment	$1,500	$17	$260	$—	$21	$2	$—	$1,800
Ending balance: collectively evaluated for impairment	871	1,303	—	34	683	537	252	3,680

Total Allowance for Loan Losses	$2,371	$1,320	$260	$34	$704	$539	$252	$5,480

Total Loans ending balance	$38,752	$218,051	$260	$12,650	$103,019	$47,106	$—	$419,838

Ending balance: individually evaluated for impairment	$6,052	$8,855	$260	$—	$5,179	$587	$—	$20,933

Ending balance : collectively evaluated for impairment	$32,700	$209,196	$—	$12,650	$97,840	$46,519	$—	$398,905

The following table sets forth activity in our allowance for loan losses, by loan type, for the year ended December 31, 2013. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands) 2013	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$942	$3,509	$311	$19	$897	$217	$121	$6,016
Charge-offs	(63)	(403)	(205)	—	(919)	(78)	—	(1,668)
Recoveries	4	335	20	—	1	3	—	363
Provision	1,402	(1,856)	134	6	816	392	76	970

Ending Balance	$2,285	$1,585	$260	$25	$795	$534	$197	$5,681

Ending balance: individually evaluated for impairment	$1,500	$31	$260	$—	$98	$2	$—	$1,891
Ending balance: collectively evaluated for impairment	785	1,554	—	25	697	532	197	3,790

Total Allowance for Loan Losses	$2,285	$1,585	$260	$25	$795	$534	$197	$5,681

Total Loans ending balance	$35,061	$223,165	$260	$11,303	$106,198	$47,071	$—	$423,058

Ending balance: individually evaluated for impairment	6,152	7,767	260	1,197	6,024	593	—	21,993

Ending balance : collectively evaluated for impairment	$28,909	$215,398	$—	$10,106	$100,174	$46,478	$—	$401,065

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

Appraisals on properties securing non-performing loans and Other Real Estate Owned (“OREO”) are updated annually. We update our impairment analysis monthly based on the most recent appraisal as well as other factors (such as senior lien positions, e.g. property taxes).

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

Charge–off generally commences after the loan is classified “doubtful” to reduce the loan to its recoverable balance. If the account is classified as “loss”, the full balance is charged off regardless of the potential recovery from the sale of the collateral. This amount is recognized as a recovery once the collateral is sold.

In accordance with FFIEC (“Federal Financial Institutions Examination Council”) published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” credits are charged-off when 180 days delinquent and “Closed-end” credits are charged-off when 120 days delinquent.

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at March 31, 2014:

CREDIT RISK PROFILE BY CREDIT WORTHINESS CATEGORY

(in thousands)	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$27,343	$3,760	$195,649	$7,178	$—	$—	$8,050	$4,600	$81,304	$19,640	$42,661	$3,756	$654	$394,595
Special Mention	159	—	5,774	2,477	—	—	—	—	—	—	—	—	—	8,410
Substandard	7,490	—	3,664	3,309	60	200	—	—	1,576	499	35	—	—	16,833

	$34,992	$3,760	$205,087	$12,964	$60	$200	$8,050	$4,600	$82,880	$20,139	$42,696	$3,756	$654	$419,838

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential
(in thousands)					Real Estate	Consumer	Totals
Performing	$32,700	$216,302	$—	$12,650	$100,944	$47,076	$409,672
Non Performing	6,052	1,749	260	—	2,075	30	10,166

Total	$38,752	$218,051	$260	$12,650	$103,019	$47,106	$419,838

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2013:

CREDIT RISK PROFILE BY CREDIT WORTHINESS CATEGORY

(in thousands)	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$23,493	$3,898	$199,118	$7,951	$—	$—	$10,106	$—	$82,704	$20,592	$42,542	$3,839	$650	$394,893
Special Mention	167	—	6,573	2,502	—	—	—	—	—	—	—	—	—	9,242
Substandard	7,503	—	3,690	3,331	60	200	1,197	—	1,976	926	9	31	—	18,923

	$31,163	$3,898	$209,381	$13,784	$60	$200	$11,303	$—	$84,680	$21,518	$42,551	$3,870	$650	$423,058

CREDIT RISK PROFILE

	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential
(in thousands)					Real Estate	Consumer	Totals
Performing	$28,909	$221,401	$—	$10,106	$103,296	$47,038	$410,750
Non Performing	6,152	1,764	260	1,197	2,902	33	12,308

Total	$35,061	$223,165	$260	$11,303	$106,198	$47,071	$423,058

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at March 31, 2014:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans
(in thousands) 2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non- Accrual and Past Due Loans
Commercial
Substandard	$—	$—	$2	$2	$6,050	$—	$6,052

Total Commercial	$—	$—	$2	$2	$6,050	$—	$6,052

Commercial Real Estate
Substandard	$—	$—	$313	$313	$1,436	$834	$2,583

Total Commercial Real Estate	$—	$—	$313	$313	$1,436	$834	$2,583

Construction
Substandard	$—	$—	$260	$260	$—	$—	$260

Total Construction	$—	$—	$260	$260	$—	$—	$260

Residential Real Estate
Substandard	$—	$—	$2,075	$2,075	$—	$—	$2,075

Total Residential Real Estate	$—	$—	$2,075	$2,075	$—	$—	$2,075

Consumer
Substandard	$—	$—	$2	$2	$28	$—	$30

Total Consumer	$—	$—	$2	$2	$28	$—	$30

Total	$—	$—	$2,652	$2,652	$7,514	$834	$11,000

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2013:

	Non-Accrual and Past Due Loans
	Non-Accrual Loans
(in thousands) 2013	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non- Accrual and Past Due Loans
Commercial
Pass	$—	$—	$—	$—	$—	$25	$25
Substandard	—	—	2	2	6,150	—	6,152

Total Commercial	$—	$—	$2	$2	$6,150	$25	$6,177

Commercial Real Estate
Substandard	$—	$—	$1,764	$1,764	$—	$841	$2,605

Total Commercial Real Estate	$—	$—	$1,764	$1,764	$—	$841	$2,605

Construction
Substandard	$—	$—	$260	$260	$—	$—	$260

Total Construction	$—	$—	$260	$260	$—	$—	$260

Construction to Permanent
Substandard	$—	$—	$—	$—	$1,197	$—	$1,197

Total Construction to Permanent	$—	$—	$—	$—	$1,197	$—	$1,197

Residential Real Estate
Substandard	$—	$—	$2,523	$2,523	$379	$—	$2,902

Total Residential Real Estate	$—	$—	$2,523	$2,523	$379	$—	$2,902

Consumer
Substandard	$—	$—	$2	$2	$31	$—	$33

Total Consumer	$—	$—	$2	$2	$31	$—	$33

Total	$—	$—	$4,551	$4,551	$7,757	$866	$13,174

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these non-accrual loans was $10.2 million and $12.3 million at March 31, 2014, and December 31, 2013 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain troubled debt restructures (TDRs) are placed on non-accrual status.

Loans past due ninety days or more, and still accruing interest were $834,000 and $866,000 at March 31, 2014, and December 31, 2013 respectively, and consisted of one loan at March 31, 2014 and two loans at December 31, 2013. The subject loan at March 31, 2014 was current as to interest payments but was past the loan’s maturity date and in the process of being renewed. It was approved for renewal in April, 2014. At December 31, 2013, the previously noted loan had a balance of $841,000 and was current and a second loan for $25,000 was current within 60 days as to interest payments.

Both were past the loan’s maturity date and in the process of being renewed at December 31, 2013.

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at March 31, 2014.

	Performing (Accruing) Loans
(in thousands) 2014	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing Loans	Total Non- Accrual and Past Due Loans	Total Loans
Commercial
Pass	$120	$—	$120	$30,983	$31,103	$—	$31,103
Special Mention	16	—	16	143	159	—	159
Substandard	—	—	—	1,438	1,438	6,052	7,490

Total Commercial	$136	$—	$136	$32,564	$32,700	$6,052	$38,752

Commercial Real Estate
Pass	$654	$1,188	$1,842	$200,986	$202,828	$—	$202,828
Special Mention	—	—	—	8,251	8,251	—	8,251
Substandard	—	—	—	4,389	4,389	2,583	6,972

Total Commercial Real Estate	$654	$1,188	$1,842	$213,626	$215,468	$2,583	$218,051

Construction
Substandard	$—	$—	$—	$—	$—	$260	$260

Total Construction	$—	$—	$—	$—	$—	$260	$260

Construction to Permanent
Pass	$—	$—	$—	$12,650	$12,650	$—	$12,650

Total Construction to Permanent	$—	$—	$—	$12,650	$12,650	$—	$12,650

Residential Real Estate
Pass	$53	$—	$53	$100,891	$100,944	$—	$100,944
Substandard	—	—	—	—	—	2,075	2,075

Total Residential Real Estate	$53	$—	$53	$100,891	$100,944	$2,075	$103,019

Consumer
Pass	$4	$—	$4	$47,067	$47,071	$—	$47,071
Substandard	—	—	—	5	5	30	35

Total Consumer	$4	$—	$4	$47,072	$47,076	$30	$47,106

Total	$847	$1,188	$2,035	$406,803	$408,838	$11,000	$419,838

The following table sets forth the detail and delinquency status of loans receivable by performing and non-performing loans at December 31, 2013.

	Performing (Accruing) Loans
(in thousands) 2013	31-60 Days Past Due	61-89 Days Past Due	Total Past Due	Current	Total Loan Balances	Total Non- Accrual and Past Due Loans	Total Loans Receivable
Commercial
Pass	$725	$—	$725	$26,641	$27,366	$25	$27,391
Special Mention	—	—	—	167	167	—	167
Substandard	—	—	—	1,351	1,351	6,152	7,503

Total Commercial	$725	$—	$725	$28,159	$28,884	$6,177	$35,061

Commercial Real Estate
Pass	$1,858	$266	$2,124	$204,944	$207,068	$—	$207,068
Special Mention	—	—	—	9,075	9,075	—	9,075
Substandard	—	—	—	4,417	4,417	2,605	7,022

Total Commercial Real Estate	$1,858	$266	$2,124	$218,436	$220,560	$2,605	$223,165

Construction
Substandard	$—	$—	$—	$—	$—	$260	$260

Total Construction	$—	$—	$—	$—	$—	$260	$260

Construction to Permanent
Pass	$—	$—	$—	$10,106	$10,106	$—	$10,106
Substandard	—	—	—	—	—	1,197	1,197

Total Construction to Permanent	$—	$—	$—	$10,106	$10,106	$1,197	$11,303

Residential Real Estate
Pass	$32	$—	$32	$103,264	$103,296	$—	$103,296
Substandard	—	—	—	—	—	2,902	2,902

Total Residential Real Estate	$32	$—	$32	$103,264	$103,296	$2,902	$106,198

Consumer
Pass	$350	$560	$910	$46,121	$47,031	$—	$47,031
Substandard	7	—	7	—	7	33	40

Total Consumer	$357	$560	$917	$46,121	$47,038	$33	$47,071

Total	$2,972	$826	$3,798	$406,085	$409,884	$13,174	$423,058

The following table summarizes impaired loans as of March 31, 2014:

(in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$2	$160	$—
Commercial Real Estate	8,699	9,537	—
Construction	—	—	—
Construction to Permanent	—	—
Residential	4,680	7,203	—
Consumer	585	664	—

Total:	$13,966	$17,564	$—
With an allowance recorded:
Commercial	$6,050	$6,050	$1,500
Commercial Real Estate	156	210	17
Construction	260	487	260
Construction to Permanent	—	—	—
Residential	499	545	21
Consumer	2	2	2

Total:	$6,967	$7,294	$1,800
Commercial	$6,052	$6,210	$1,500
Commercial Real Estate	8,855	9,747	17
Construction	260	487	260
Construction to Permanent	—	—	—
Residential	5,179	7,748	21
Consumer	587	666	2

Total:	$20,933	$24,858	$1,800

Impaired loans consist of non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded.

The following table summarizes impaired loans as of December 31, 2013:

(in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$2	$151	$—
Commercial Real Estate	7,597	8,316	—
Construction	—	—	—
Construction to Permanent	1,197	1,425	—
Residential	5,098	7,632	—
Consumer	591	670	—

Total:	$14,485	$18,194	$—
With an allowance recorded:
Commercial	$6,150	$6,150	$1,500
Commercial Real Estate	170	215	31
Construction	260	487	260
Construction to Permanent	—	—	—
Residential	926	1,066	98
Consumer	2	2	2

Total:	$7,508	$7,920	$1,891
Commercial	$6,152	$6,301	$1,500
Commercial Real Estate	7,767	8,531	31
Construction	260	487	260
Construction to Permanent	1,197	1,425	—
Residential	6,024	8,698	98
Consumer	593	672	2

Total:	$21,993	$26,114	$1,891

The recorded investment of impaired loans at March 31, 2014 and December 31, 2013 was $20.9 million and $22.0 million, with related allowances of $1.8 million and $1.9 million, respectively.

Included in the tables above at March 31, 2014 and December 31, 2013 are loans with carrying balances of $14.0 million and $14.5 million that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to remain competitive and assist customers who may be experiencing financial difficulty, as well as to preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made, the loan is classified as a troubled debt restructured loan.

The following table presents the total troubled debt restructured loans as of March 31, 2014:

	Accrual		Non-accrual		Total
	# of		# of		# of
(Dollars in thousands)	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	2	$2,128	1	$1,280	3	$3,408

Total Troubled Debt Restructurings	2	$2,128	1	$1,280	3	$3,408

The following table presents the total troubled debt restructured loans as of December 31, 2013:

	Accrual		Non-accrual		Total
	# of		# of		# of
(Dollars in thousands)	Loans	Amount	Loans	Amount	Loans	Amount
Construction to permanent	1	$991	1	$1,197	2	$2,188

Total Troubled Debt Restructurings	1	$991	1	$1,197	2	$2,188

Two loans, including a loan which had been modified in a prior year, were modified in a troubled debt restructuring during the three months ended March 31, 2014. The following table summarizes loans that were modified in a troubled debt restructuring during the three months ended March 31, 2014.

	Three months ended March 31, 2014
		Pre-Modification		Post-Modification
	Number of	Outstanding Recorded	Number of	Outstanding Recorded
(Dollars in thousands)	Relationships	Investment	Relationships	Investment
Troubled Debt Restructurings
Commercial Real Estate	2	$2,439	2	$2,430

Total Troubled Debt Restructurings	2	$2,439	2	$2,430

Substantially all of our troubled debt restructured loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate, an extension of the term of the loan, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. If the borrower had demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

All troubled debt restructurings are impaired loans, which are individually evaluated for impairment.

Note 4: Deposits

The following table is a summary of the Company’s deposits at:

	March 31,	December 31,
(in thousands)	2014	2013
Non-interest bearing	$57,967	$55,358

Interest bearing
NOW	25,464	28,618
Savings	86,409	80,983
Money market	29,502	29,310
Time certificates, less than $100,000	121,955	129,548
Time certificates, $100,000 or more	106,672	106,387

Total interest bearing	370,002	374,846

Total Deposits	$427,969	$430,204

Note 5: Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive to directors and employees of the Company by the grant of options, restricted stock awards or phantom stock units. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. 2,240,268 shares of stock remain available for issuance under the Plan as of March 31, 2014. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall make terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants are available to directors and employees and vest in quarterly or annual installments over a three, four or five year period from the date of grant. The Compensation Committee accelerated the vesting of the initial grant of restricted stock in 2012, whereby the first year of the tranche vested immediately. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis.

During the three months ended March 31, 2014 and March 31, 2013, the Company recorded $59,000 and $7,000 of total stock-based compensation, respectively. During the quarter ended March 31, 2014, there were 347,484 awards granted under the 2012 Stock Plan.

The following is a summary of the status of the Company’s restricted shares as of March 31, 2014, and changes therein during the period then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	281,835	$1.26
Granted	347,484	1.01
Vested	4,435	1.73

Non-vested at March 31, 2014	624,884	$1.12

Expected future stock award expense related to the non-vested restricted awards as of March 31, 2014, is $648,000 over an average period of 2.8 years.

The company had no outstanding stock options at March 31, 2014.

Note 6: Income Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The deferred tax position has been affected by several significant transactions in prior years. These transactions include provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company was in a cumulative net loss position in 2011 and under the applicable accounting guidance, had concluded that it was not more-likely-than-not that the Company would be able to realize its deferred tax assets and, accordingly, had established a full valuation allowance totaling $14.4 million against the deferred tax asset balance remaining after the IRC 382 write-down (see below).

As measured under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50% change of ownership in 2010. Consequently, use of the Company’s net operating loss carry forward and certain built in deductions available against future taxable income in any one year are limited. The maximum amount of carry forwards available in a given year is limited to the product of the Company’s fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carry forward not utilized in prior years.

The Company analyzed the impact of its ownership change in 2010 and calculated the annual limitation under IRC 382 to be $284,000. Based on the analysis, the Company had determined that the pre-change net operating losses and net unrealized built-in deductions were approximately $36.2 million. Based on a 20 year carry forward period, the Company could utilize approximately $5.6 million of the pre-change net operating losses and built-in deductions. Therefore, the Company wrote-off approximately $10.4 million of deferred tax assets in 2011. Accordingly, the write-off of the deferred tax asset did not affect the consolidated financial statements as there was a full valuation allowance against the deferred tax asset.

Management has reviewed the deferred tax position of the Company at March 31, 2014. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. At March 31, 2014, the company reported taxable income for the second consecutive quarter. However, based on current accounting guidance the Company has not generated taxable income for a sufficient length of time in order to reverse the DTA valuation allowance and, accordingly, had an allowance totaling $17.8 million at March 31, 2014. In the future, when the Company has generated taxable income on a more sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

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

The stock options and non-vested restricted stock awards did not have an impact on the diluted earnings per share. The following is information about the computation of income (loss) per share for the three months ended March 31, 2014 and 2013:

		Weighted Average Common Shares O/S
Three months ended March 31, 2014	Net Income		Amount
Basic and Diluted Income Per Share
Income attributable to common shareholders	$319,000	38,493,189	$0.01

Three months ended March 31, 2013	Net Loss	Weighted Average Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(1,957,000)	38,435,597	$(0.05)

Note 8: Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
( in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gains arising during the period	$393	$—	$393	$55	$—	$55

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

Financial instruments whose contractual amounts represent credit risk at March 31, 2014 are as follows:

(in thousands)
Commitments to extend credit:
Future loan commitments	$15,526
Home equity lines of credit	27,708
Unused lines of credit	36,871
Undisbursed construction loans	2,174
Financial standby letters of credit	1,118

$83,397

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial property, deposits and securities. The bank has established a reserve of $12,000 as of March 31, 2014.

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

The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2014 and December 31, 2013 were:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
The Company:
Total Capital (to Risk Weighted Assets)	$56,405	14.12%	$31,952	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	51,406	12.87%	15,976	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	51,406	9.56%	21,507	4.00%	N/A	N/A
The Bank:
Total Capital (to Risk Weighted Assets)	$56,342	14.12%	$31,919	8.00%	$39,898	10.00%
Tier 1 Capital (to Risk Weighted Assets)	51,349	12.87%	15,959	4.00%	23,939	6.00%
Tier 1 Capital (to Average Assets)	51,349	9.56%	21,491	4.00%	26,864	5.00%
December 31, 2013
The Company:
Total Capital (to Risk Weighted Assets)	$56,060	13.95%	$32,153	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	51,027	12.70%	16,076	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	51,027	9.33%	21,888	4.00%	N/A	N/A
The Bank:
Total Capital (to Risk Weighted Assets)	$55,758	13.86%	$32,153	8.00%	$32,187	10.00%
Tier 1 Capital (to Risk Weighted Assets)	50,730	12.61%	16,076	4.00%	24,140	6.00%
Tier 1 Capital (to Average Assets)	50,730	9.28%	21,888	4.00%	27,340	5.00%

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank’s OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. As of March 31, 2014, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

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

The following table details the financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014
March 31, 2014
U.S. Government agency mortgage- backed securities	$—	$20,632	$—	$20,632
U.S. Government agency bonds	—	7,245	—	7,245
Corporate bonds	—	8,938	—	8,938

Securities available for sale	$—	$36,815	$—	$36,815

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
December 31, 2013
U.S. Government agency mortgage- backed securities	$—	$21,752	$—	$21,752
U.S. Government agency bonds		7,079		7,079
Corporate bonds	—	8,870	—	8,870

Securities available for sale	$—	$37,701	$—	$37,701

There were no transfers of assets between levels 1, 2 or 3 as of March 31, 2014 or December 31, 2013. Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables reflect financial assets measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
March 31, 2014
Impaired Loans (1)	$—	$—	$6,855	$6,855

Other real estate owned (2)	$—	$—	$264	$264

December 31, 2013
Impaired Loans (1)	$—	$—	$7,508	$7,508

Other real estate owned (2)	$—	$—	$—	$—

(1)	Represents carrying value for which adjustments are based on the appraised value of the collateral.
(2)	Represents carrying value for which adjustments are based on the appraised value of the property.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of March 31, 2014 and December 31, 2013 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at March 31, 2014 and December 31, 2013 (in thousands):

		March 31, 2014		December 31, 2013
(in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$1,503	$1,503	$1,570	$1,570
Interest-bearing deposits due from banks	Level 1	58,254	58,254	33,295	33,295
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 1	1,444	1,444	1,444	1,444
Federal Home Loan Bank stock	Level 1	4,143	4,143	4,143	4,143
Loans receivable, net	Level 3	415,123	420,486	418,148	424,831
Accrued interest receivable	Level 1	1,578	1,578	1,566	1,566
Financial Liabilities:
Demand deposits	Level 1	$57,967	$57,967	$55,358	$55,358
Savings deposits	Level 1	86,409	86,409	80,983	80,983
Money market deposits	Level 1	29,502	29,502	29,310	29,310
NOW accounts	Level 1	25,464	25,464	28,618	28,618
Time deposits	Level 2	228,627	229,231	235,935	236,602
FHLB Borrowings	Level 2	80,000	80,000	57,000	57,000
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Accrued interest payable	Level 1	1,589	1,589	1,388	1,388

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at March 31, 2014 and December 31, 2013. The estimated fair value of fee income on letters of credit at March 31, 2014 and December 31, 2013 was insignificant.

Note 12: Recent Accounting Pronouncements

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

ASU 2014-01: Accounting for Investments in Qualified Affordable Housing Projects (Topic 323) allows an entity that invests in low income housing projects and meets all the specified conditions to use the proportional amortization method to account for the costs of those investments. The effective date is for annual periods and interim periods within those annual periods beginning after December 15, 2014. The company is in the process of evaluating the impact of ASU 2014-01 on its financial statement and processes.

In January 2014, the FASB issued ASU 2014-04, “ Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, “to clarify that when an in substance repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for annual reporting periods beginning after December 15, 2014. The company is in the process of evaluating the impact of ASU 2014-04 on its financial statements and processes.

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

Summary

Bancorp reported net income of $319,000 ($0.01 basic and diluted income per share) for the quarter ended March 31, 2014, compared to net loss of $2.0 million ($0.05 basic and diluted loss per share) for the quarter ended March 31, 2013. The primary reason for the increase in the quarterly comparison is a reduction in non-interest expense of $2.1 million, or 33%, and is a result of cost reduction initiatives implemented. This decrease included lower salaries and benefits of $1.0 million and lower professional services expense of $0.4 million.

Bancorp’s net interest income for the quarter ended March 31, 2014 was $4.0 million compared to $3.9 million for the quarter ended March 31, 2013, an increase of $135,000. Included in net interest income for the quarter ending March 31, 2014 was an unfavorable adjustment related to prior period interest expense on subordinated debt of $117,000. Excluding this adjustment, net interest income increased $252,000 as compared to the quarter ended March 31, 2013. The net interest income increase was due to interest expense decrease of $757,000, partially offset by interest income reduction of $622,000. The decrease in interest expense was primarily due to strategic reduction of rates paid on term deposits, in addition to lower interest expense on borrowings. From April 2013 to September 2013, the Bank prepaid high rate borrowings, replacing these with borrowings at lower rates. The decline in interest income was due primarily to lower average loan balances primarily due to loan payoffs in excess of new loan originations, in addition to lower investment yields.

Total assets increased $21.3 million from $541.2 million at December 31, 2013 to $562.5 million at March 31, 2014. Cash and cash equivalents increased $24.9 million from $34.9 million at December 31, 2013 to $59.8 million at March 31, 2014. The net loan portfolio decreased $3.0 million from $418.1 million at December 31, 2013 to $415.1 million at March 31, 2014. The decrease was primarily a result of loan payoffs in excess of new origination of loans. Decreases in commercial real estate loans of $5.1 million and residential loans of $3.2 million were partially offset with increases in commercial loans of $3.7 million. Deposits decreased $2.2 million from $430.2 million at December 31, 2013 to $428.0 million at March 31, 2014. This was primarily due to decreases in certificates of deposit (CDs) of $7.3 million due to maturities of higher cost deposit accounts. Partially offsetting the CD decrease was an increase of $5.4 million in savings accounts reflecting increases in both consumer and commercial savings accounts. The overall cost of deposits decreased from 0.69% for the quarter ended December 31, 2013 to 0.61% for the quarter ended March 31, 2014. Borrowings increased $23.0 million to $88.2 million from $65.2 million.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $24.9 million, or 71%, to $59.8 million at March 31, 2014 compared to $34.9 million at December 31, 2013. This increase was primarily the result of a $23.0 million increase in borrowings, reflecting the Bank’s actions to increase liquidity.

Investments

The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

(in thousands)	March 31, 2014	December 31, 2013
U.S. Government Agency bonds	$7,245	$7,079
U.S. Government Agency mortgage- backed securities	20,632	21,752
Corporate bonds	8,938	8,870

Total Available-for-Sale Securities	$36,815	$37,701

Available-for-sale securities decreased $886,000, or 2.4%, from $37.7 million at December 31, 2013 to $36.8 million at March 31, 2014. This decrease was primarily due to principal pay downs of $1.2 million on mortgage backed securities partially offset by $393,000 in unrealized gains.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

(in thousands)	March 31, 2014	December 31, 2013
Real Estate
Commercial	$218,051	$223,165
Residential	103,019	106,198
Construction	260	260
Construction to permanent	12,650	11,303
Commercial	38,752	35,061
Consumer home equity	43,717	44,081
Consumer installment	3,389	2,990

Total Loans	419,838	423,058
Premiums on purchased loans	182	200
Net deferred costs	583	571
Allowance for loan losses	(5,480)	(5,681)

Loans receivable, net	$415,123	$418,148

Bancorp’s net loan portfolio decreased $3.0 million, or 0.7%, from $418.1 million at December 31, 2013 to $415.1 million at March 31, 2014. The decrease was primarily a result of loan payoffs. Decreases in commercial real estate loans of $5.1 million and residential loans of $3.2 million were partially offset with increases in commercial loans of $3.7 million.

At March 31, 2014, the net loan to deposit ratio was 97% and the net loan to total assets ratio was 74%. At December 31, 2013, these ratios were 97% and 77%, respectively.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses decreased $201,000 from December 31, 2013 to March 31, 2014 primarily due to the partial charge-off of a non-accrual loan, which was transferred to OREO.

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

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended
(Dollars in thousands)	March 31, 2014	March 31, 2013
Balance at beginning of period	$5,681	$6,016
Charge-offs	(217)	(306)
Recoveries	16	37

Net Charge-offs	(201)	(269)

Provision charged to operations	—	(30)

Balance at end of period	$5,480	$5,717

Annualized net charge-offs during the period to average loans outstanding during the period	0.19%	0.23%

Ratio of ALL / Gross Loans	1.30%	1.24%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $5.5 million, at March 31, 2014, which represents 1.30% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Loans past due over 90 days still accruing	$834	$866
Non accruing loans	10,166	12,308

Total	$11,000	$13,174

% of Total Loans	2.62%	3.11%
% of Total Assets	1.96%	2.43%

Impaired loans are primarily attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets. The Bank’s customers, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.

The $10.2 million of non-accrual loans at March 31, 2014 is comprised of 12 loans, for which a specific reserve of $1.8 million has been established. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. Of the $10.2 million of non-accrual loans at March 31, 2014 borrowers of 4 loans with aggregate balances of $7.5 million continue to make loan payments and these loans are current within one and two months as to payments.

Potential Problem Loans

In addition to the above, there are $6.7 million of substandard accruing loans comprised of 11 loans and $8.4 million of special mention loans comprised of 16 loans for which management has a concern as to the ability of the borrowers to comply with the present repayment terms. All of the substandard accruing and all of the special mention loans with the exception of one loan of $15,000 continue to make timely payments and are within 30 days at March 31, 2014. Subsequently, one $2.6 million special mention loan paid off.

Other Real Estate Owned

The following table is a summary of Bancorp’s other real estate owned at the dates shown:

(in thousands)
	March 31, 2014	December 31, 2013
Residential real estate	$264	$—

Other real estate owned	$264	$—

The balance of other real estate owned at March 31, 2014 was comprised of 1 property with an aggregate carrying value of $264,000. The Company had a contract for the sale of this property at March 31, 2014.

Deferred Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at March 31, 2014. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. At March 31, 2014, the company reported taxable income for the second consecutive quarter and was anticipating earnings to be positive in the future. However, based on current accounting guidance the Company has not generated taxable income for a sufficient length of time in order to reverse the DTA valuation allowance and, accordingly, had an allowance totaling $17.8 million at March 31, 2014. In the future, when the Company has generated taxable income on a more sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

(in thousands)	March 31, 2014	December 31, 2013
Non-interest bearing	$57,967	$55,358

Interest bearing
NOW	25,464	28,618
Savings	86,409	80,983
Money market	29,502	29,310
Time certificates, less than $100,000	121,955	129,548
Time certificates, $100,000 or more	106,672	106,387

Total interest bearing	370,002	374,846

Total Deposits	$427,969	$430,204

Deposits decreased $2.2 million from $430.2 million at December 31, 2013 to $428.0 million at March 31, 2014. This was primarily due to decreases in certificates of deposit (CDs) of $7.3 million due to maturities of higher rate deposit accounts and decrease in NOW balance by $3.2 million primarily due to lower IOLTA account balances. Partially offsetting the CD decrease was an increase of $5.4 million in savings accounts reflecting increases in both consumer and commercial savings accounts and a non-interest bearing balance increase of $2.6 million.

Borrowings

At March 31, 2014 and December 31, 2013, total borrowings were $88.2 million and $65.2 million respectively. In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $38.0 million in additional advances from the Federal Home Loan Bank of Boston (“FHLB”), including a $2.0 million overnight line of credit. The Bank has also established a line of credit at the Federal Reserve Bank. Subsequent to March 31, 2014, the Bank was in the process of collateralization of additional loans with the FHLB which will increase the Bank’s borrowing capacity with the FHLB from $38.0 million to approximately $85.0 million.

The subordinated debentures of $8,248,000 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.3851% at March 31, 2014), mature on March 26, 2033. Beginning in the second quarter of 2009, the Company began deferring interest payments on the subordinated debentures as permitted under the terms of the debentures. Interest is still being accrued and charged to operations. The Company may only defer the payment of interest for 20 consecutive quarters, or through March 2014, and all accrued interest must be paid at the completion of the deferral period, which is June 2014. As of March 31, 2014, the accrued interest payable was approximately $1.6 million. The Company is prepared to pay the full amount of interest due pending approval from its regulators.

The duration of the trust is 30 years, with an early redemption feature at the company’s option on a quarterly basis which commenced March 26, 2008.

Capital

Capital increased $771,000 compared to December 31, 2013 primarily as a result of net income of $319,000 for the three months ended March 31, 2014, comprehensive income of $393,000 and $59,000 of share based compensation.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased by $4.1 million from $79.3 million at December 31, 2013 to $83.4 million at March 31, 2014, primarily due to increases of $8.4 million in future loan commitments offset by decreases of $3.3 million in unused lines of credit and $1.0 million in home equity lines of credit.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended March 31
	2014			2013
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans	$417,468	$4,691	4.56%	$465,895	$5,196	4.52%
Investments	47,386	176	1.51%	51,622	277	2.17%
Interest bearing deposits in banks	34,937	12	0.15%	57,095	28	0.20%

Total Interest earning assets	499,791	4,879	3.96%	574,612	5,501	3.88%

Cash and due from banks	1,886			5,504
Premises and equipment, net	14,971			3,991
Allowance for loan losses	(5,620)			(6,017)
Other assets	25,720			30,923

Total Assets	$536,748			$609,013

Interest bearing liabilities:
Deposits	$370,034	$637	0.70%	$427,770	$1,129	1.07%
FHLB advances	57,922	33	0.23%	50,000	351	2.85%
Subordinated debt (1)	8,248	200	9.83%	8,248	71	3.47%
Other borrowings	—	—	N/A	7,000	76	4.41%

Total interest bearing liabilities	436,204	870	0.81%	493,018	1,627	1.34%

Demand deposits	54,226			61,255
Accrued expenses and other liabilities	3,913			5,635
Shareholders’ equity	42,405			49,105

Total liabilities and equity	$536,748			$609,013

Net interest income		$4,009			$3,874

Interest margin			3.25%			2.73%

Interest spread			3.15%			2.54%

(1)	Includes $117,000 applicable to prior year adjustment.

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

	Three months ended March 31
	2014 vs 2013
	Increase (decrease) in Interest
	Income/Expense
	Due to change in:
(in thousands)	Volume	Rate	Total
Interest earning assets:
Loans	$(551)	$46	$(505)
Investments	(25)	(76)	(101)
Interest bearing deposits in banks	(13)	(3)	(16)

Total interest earning assets	(589)	(33)	(622)

Interest bearing liabilities:
Deposits	$(170)	$(322)	$(492)
FHLB advances	63	(381)	(318)
Subordinated debt	0	129	129
Other borrowings	(76)	0	(76)

Total interest bearing liabilities	(183)	(574)	(757)

Net interest income	$(406)	$541	$135

For the quarter ended March 31, 2014, interest income was $4,879,000, a decrease of $622,000 from interest income of $5,501,000 for the quarter ended March 31, 2013. Average interest earning assets decreased $74.8 million, or 13.0%, to $499.8 million from $574.6 million and was responsible for $589,000 of the reduction in interest income. Lower investment yields partially offset by higher yields on loans was responsible for most of the remaining interest income reduction.

Total interest expense for the quarter ended March 31, 2014 of $870,000 represents a decrease of $757,000, or 46.5%, compared to interest expense of $1.6 million for the same period last year. The decrease in interest expense was primarily due to strategic reduction of rates paid on term deposits, and resulting term deposit balance reduction of $44.4 million, in addition to lower interest expense on borrowings due to rate reductions. From April 2013 to September 2013, the Bank prepaid high rate borrowings, replacing these with borrowings at lower rates. The Bank incurred a one-time charge of $117,000 during the most recent quarter related to prior period subordinated debt. Excluding this charge, the total rate on interest bearing liabilities was 0.70% as compared to 1.34% for the quarter ended March 31, 2013.

As a result of the above, Bancorp’s net interest income increased $135,000 or 3.5%, to $4.0 million for the three months ended March 31, 2014 compared to $3.9 million for the same period last year. The net interest margin for the three months ended March 31, 2014 was 3.25% as compared to 2.73% for the three months ended March 31, 2013 primarily due to the Bank’s reduction’s in average funding rates. The Bank’s margin excluding the previously noted one-time charge of $117,000 was 3.35%.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses was unchanged for the three months ended March 31, 2014, compared to $30,000 reduction of the loan loss provision for the three months ended March 31, 2013 due to the reduction of the loan portfolio and improvement in credit quality. The allowance for loan losses decreased by $201,000 from December 31, 2013 to March 31, 2014 primarily due to partial charge-off of a non-accrual loan, which was transferred to OREO.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income increased $106,000 from $487,000 for the quarter ended March 31, 2013 to $593,000 for the quarter ended March 31, 2014. This is primarily due to increased rental income resulting from the Bank’s purchase of the previously leased Greenwich branch building in November, 2013 and Stamford branch building in May, 2013.

Non-interest expense

Non-interest expense decreased $2.1 million or 33% from $6,369,000 for the quarter ended March 31, 2013 to $4,283,000 for the quarter ended March 31, 2014. This decrease included lower salaries and benefits of $1.0 million and lower professional services expense of $0.4 million, both resulting from management initiatives to reduce non-interest expense.

LIQUIDITY

Bancorp’s liquidity ratio was 15.5% at March 31, 2014 compared to 11.5% at December 31, 2013. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and unpledged available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at March 31, 2014 and December 31, 2013 respectively:

	March 31, 2014	December 31, 2013
Tier 1 Leverage Capital	9.56%	9.33%
Tier 1 Risk-based Capital	12.87%	12.70%
Total Risk-based Capital	14.12%	13.95%

The following table illustrates the Bank’s regulatory capital ratios at March 31, 2014 and December 31, 2013 respectively:

	March 31, 2014	December 31, 2013
Tier 1 Leverage Capital	9.56%	9.28%
Tier 1 Risk-based Capital	12.87%	12.61%
Total Risk-based Capital	14.12%	13.86%

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

There were no changes in executive management during the quarter.

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

Net Interest Income and Economic Value

Summary Performance

March 31, 2014
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+200	16,270	(420)	-2.5%	60,115	(9,609)	-13.8%
+100	16,602	(88)	-0.5%	64,884	(4,840)	-6.9%
BASE	16,690			69,724
-100	16,821	131	0.8%	76,482	6,758	9.7%
-200	16,685	(5)	0.0%	80,825	11,101	15.9%

December 31, 2013
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+200	16,147	(780)	-4.6%	59,238	(11,808)	-16.6%
+100	16,656	(271)	-1.6%	65,079	(5,967)	-8.4%
BASE	16,927			71,046
-100	17,124	197	1.2%	78,332	7,286	10.3%
-200	16,864	(63)	-0.4%	82,687	11,641	16.4%

Item 4:	Controls and Procedures

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

There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II—OTHER INFORMATION.

Item 1:	Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 1A:	Risk Factors

During the three months ended March 31, 2014, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2013.

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
Christina L. Maier
Executive Vice President
Chief Financial Officer

(On behalf of the registrant and as
Chief Financial Officer)

May 9, 2014