Form 10-Q
period 2014-06-30
PATRIOT NATIONAL BANCORP INC
filed 2014-08-08
CIK 1098146

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014               Commission file number 000-29599

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

Yes     X    No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes     X      No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer     _  Smaller Reporting Company _ X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes             No   X_

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common stock, $0.01 par value per share, 39,160,627 shares outstanding as of the close of business July 31, 2014.

PART I - FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	(in thousands, except shares)
	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$1,584	$1,570
Interest bearing deposits	58,345	33,296
Total cash and cash equivalents	59,929	34,866

Securities:
Available for sale securities, at fair value (Note 2)	35,686	37,701
Other Investments	4,450	4,450
Federal Reserve Bank stock, at cost	1,517	1,444
Federal Home Loan Bank stock, at cost	4,143	4,143
Total securities	45,796	47,738

Loans receivable (net of allowance for loan losses: 2014: $5,214 2013: $5,681) (Note 3)	402,786	418,148
Accrued interest and dividends receivable	1,555	1,566
Premises and equipment, net	18,227	15,061
Cash surrender value of life insurance	22,262	22,025
Deferred tax asset (Note 6)	-	-
Other assets	1,498	1,844
Total assets	$552,053	$541,248

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$61,685	$55,358
Interest bearing deposits	364,747	374,846
Total deposits	426,432	430,204

Federal Home Loan Bank borrowings	72,000	57,000
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	2,057	3,955
Total liabilities	508,737	499,407

Commitments and Contingencies (Note 9)
Shareholders' equity (Notes 5 and 10)
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2014: 39,172,332 shares issued; 39,160,627 shares outstanding. 2013 :38,786,680 shares issued; 38,774,975 shares outstanding	392	388
Additional paid-in capital	105,610	105,484
Accumulated deficit	(61,840)	(62,684)
Less: Treasury stock, at cost: 2014 and 2013, 11,705 shares	(160)	(160)
Accumulated other comprehensive income	(686)	(1,187)
Total shareholders' equity	43,316	41,841
Total liabilities and shareholders' equity	$552,053	$541,248

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Interest and Dividend Income
Interest and fees on loans	$4,667	$5,045	$9,358	$10,241
Interest on investment securities	133	226	268	474
Dividends on investment securities	42	29	83	58
Other interest income	14	9	26	37
Total interest and dividend income	4,856	5,309	9,735	10,810

Interest Expense
Interest on deposits	607	1,032	1,244	2,161
Interest on Federal Home Loan Bank borrowings	33	167	66	518
Interest on subordinated debt	82	71	282	142
Interest on other borrowings	-	6	-	82
Total interest expense	722	1,276	1,592	2,903
Net interest income	4,134	4,033	8,143	7,907
Provision for Loan Losses	-	-	-	(30)
Net interest income after provision for loan losses	4,134	4,033	8,143	7,937
Non-Interest Income
Mortgage banking activity	17	119	17	165
Loan application, inspection & processing fees	83	116	149	154
Fees and service charges	233	212	452	383
Gains on sale of loans	-	28	-	28
Gain on sale branch assets and deposits	-	51	-	51
Earnings on cash surrender value of life insurance	116	142	237	269
Other income	174	101	361	206
Total non-interest income	623	769	1,216	1,256
Non-Interest Expense
Salaries and benefits	1,976	2,577	3,947	5,582
Occupancy and equipment expense	865	936	1,787	1,975
Data processing expense	279	289	529	660
Advertising and promotional expenses	73	76	124	118
Professional and other outside services	457	770	928	1,659
Loan administration and processing expenses	19	74	36	151
Regulatory assessments	237	304	467	678
Insurance expense	78	83	175	162
Other real estate operations	(4)	55	12	57
Material and communications	84	102	177	208
Restructuring charges and asset disposals (Note 12)	-	394	-	394
Prepayment penalty on borrowings	-	2,711	-	2,711
Other operating expenses	168	343	333	728
Total non-interest expense	4,232	8,714	8,515	15,083
Income (loss) before income taxes	525	(3,912)	844	(5,890)
Benefit for Income Taxes	-	-	-	(21)
Net income (loss)	$525	$(3,912)	$844	$(5,869)
Basic and diluted income (loss) per share	$0.01	$(0.10)	$0.02	$(0.15)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (loss)	$525	$(3,912)	$844	$(5,869)
Other comprehensive income:
Unrealized holding gains (losses) arising during the period	108	(629)	501	(574)
Total	108	(629)	501	(574)
Comprehensive income (loss)	$633	$(4,541)	$1,345	$(6,443)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except shares)						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Stock	Income (Loss)	Total

Six months ended June 30, 2014

Balance at December 31, 2013	38,774,975	$388	$105,484	$(62,684)	$(160)	$(1,187)	$41,841

Comprehensive income
Net income	-	-	-	844	-	-	844
Unrealized holding gain on available for sale securities	-	-	-	-	-	501	501
Total comprehensive income							1,345

Share-based compensation expense	-	-	130	-	-	-	130
Issuance of restricted stock	385,652	4	(4)				-
Balance, June 30, 2014	39,160,627	$392	$105,610	$(61,840)	$(160)	$(686)	$43,316

Six months ended June 30, 2013

Balance at December 31, 2012	38,480,114	$385	$105,356	$(55,395)	$(160)	$(618)	$49,568

Comprehensive loss
Net loss	-	-	-	(5,869)	-	-	(5,869)
Unrealized holding loss on available for sale securities	-	-	-	-	-	(574)	$(574)
Total comprehensive loss							(6,443)

Share-based compensation expense	-	-	15	-	-	-	15
Redemption of restricted stock	(34,788)	-					-
Balance, June 30, 2013	38,445,326	$385	$105,371	$(61,264)	$(160)	$(1,192)	$43,140

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands)
	Six Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities:
Net income (loss):	$844	$(5,869)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Restructuring charges and asset disposals	-	303
Amortization of investment premiums, net	128	87
Amortization and accretion of purchase loan premiums and discounts, net	40	16
Provision for loan losses	-	(30)
Gain on sale of loans	-	(28)
Gain on sale of mortgage loans	-	(161)
Originations of mortgage loans held for sale	-	(28,975)
Proceeds from sales of mortgage loans held for sale	-	19,111
Earnings on cash surrender value of life insurance	(237)	(269)
Depreciation and amortization	573	588
Loss (gain) on sale of other real estate owned	4	(200)
Proceeds from sale of branch assets and deposits	-	127
Gain on sale of branch assets and deposits	-	(51)
Share-based compensation	130	15
Changes in assets and liabilities:
Decrease (Increase) in net deferred loan costs	76	(110)
Decrease in accrued interest and dividends receivable	11	184
Decrease in other assets	346	795
Decrease in accrued expenses and other liabilities	(1,898)	(1,286)
Net cash provided by (used in) operating activities	17	(15,753)

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	2,388	1,514
Purchases of Federal Reserve Bank stock	(73)	-
Proceeds from repurchase of excess stock by Federal Reserve Bank	-	96
Proceeds from repurchase of excess stock by Federal Home Loan Bank	-	201
Proceeds from sale of loans	-	10,655
Net decrease in loans	15,246	477
Purchase of other real estate owned	(264)	-
Proceeds from sale of other real estate owned	260	1,310
Capital improvements of other real estate owned	-	(80)
Purchase of bank premises and equipment, net	(3,739)	(2,708)
Net cash provided by investing activities	13,818	11,465

Cash Flows from Financing Activities:
Net increase in demand, savings and money market deposits	9,640	17,103
Net decrease in time certificates of deposits	(13,412)	(22,205)
Decrease in deposits held for sale	-	(14,538)
Increase (decrease) in FHLB borrowings	15,000	(15,000)
Decrease in repurchase agreements	-	(7,000)
Net cash provided by (used in) financing activities	11,228	(41,640)

Net increase (decrease) in cash and cash equivalents	25,063	(45,928)

Cash and Cash Equivalents:
Beginning	34,866	71,014
Ending	$59,929	$25,086

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,965	$2,866
Income taxes paid	$3	$3
Supplemental disclosures of noncash operating, investing and financing activities:
Unrealized holding gain (loss) on available for sale securities arising during the period	$501	$(574)
Reduction in deposits held for sale	$-	$10,167
Reduction in branch assets held for sale	$-	$12

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

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the previously filed audited financial statements of Bancorp and notes thereto for the year ended December 31, 2013.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected for the remainder of 2014.

Note 2:          Investment Securities

The amortized cost, gross unrealized losses and approximate fair values of available-for-sale securities at June 30, 2014 and December 31, 2013 are as follows:

		Gross
(in thousands)	Amortized	Unrealized	Fair
	Cost	Losses	Value
June 30, 2014:

U. S. Government agency bonds	$7,500	$(156)	$7,344
U. S. Government agency mortgage-backed securities	19,872	(374)	19,498
Corporate bonds	9,000	(156)	8,844
	$36,372	$(686)	$35,686

December 31, 2013:

U. S. Government agency bonds	$7,500	$(421)	$7,079
U. S. Government agency mortgage-backed securities	22,388	(636)	21,752
Corporate bonds	9,000	(130)	8,870
	$38,888	$(1,187)	$37,701

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at June 30, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2014:
U. S. Government agency bonds	$-	$-	$7,344	$(156)	$7,344	$(156)
U. S. Government agency mortgage -backed securities	-	-	19,484	(374)	19,484	(374)
Corporate bonds	-	-	8,844	(156)	8,844	(156)
Totals	$-	$-	$35,672	$(686)	$35,672	$(686)

December 31, 2013:

U. S. Government agency bonds	$7,079	$(421)	$-	$-	$7,079	$(421)
U. S. Government agency mortgage -backed securities	8,871	(291)	12,856	(345)	21,727	(636)
Corporate bonds	-	-	8,870	(130)	8,870	(130)
Totals	$15,950	$(712)	$21,726	$(475)	$37,676	$(1,187)

At June 30, 2014, all eleven available-for-sale securities had unrealized holding losses with aggregate depreciation of 1.9% from the amortized cost. At December 31, 2013, eleven securities had unrealized losses with aggregate depreciation of 3.2% from the amortized cost.

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

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on U.S. Government agency debt, corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

The amortized cost and fair value of available-for-sale debt securities at June 30, 2014 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

(in thousands)	Amortized Cost	Fair Value
Maturity:
Corporate bonds 5 to 10 years	$9,000	$8,844
U.S. Government agency bonds < 5 years	2,500	2,491
U.S. Government agency bonds 5 to 10 years	5,000	4,853
U.S. Government agency mortgage-backed securities	19,872	19,498
Total	$36,372	$35,686

Note 3:          Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at June 30, 2014 and December 31, 2013 is as follows:

(in thousands)	June 30,	December 31,
	2014	2013
Real Estate
Commercial	$219,762	$223,165
Residential	89,517	106,198
Construction	-	260
Construction to permanent	14,436	11,303
Commercial	37,849	35,061
Consumer home equity	42,384	44,081
Consumer installment	3,397	2,990
Total Loans	407,345	423,058
Premiums on purchased loans	160	200
Net deferred costs	495	571
Allowance for loan losses	(5,214)	(5,681)
Loans receivable, net	$402,786	$418,148

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Balance, beginning of period	$5,480	$5,717	$5,681	$6,016
Provision for loan losses	-	-	-	(30)
Loans charged-off	(285)	(412)	(502)	(717)
Recoveries of loans previously charged-off	19	17	35	53
Balance, end of period	$5,214	$5,322	$5,214	$5,322

The unpaid principal balances of loans on nonaccrual status and considered impaired were $13.9 million at June 30, 2014 and $12.3 million at December 31, 2013. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $51,000 of additional income during the quarter ended June 30, 2014 and $373,000 during the quarter ended June 30, 2013. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $84,000 of additional income for the six months ended June 30, 2014 and $679,000 for the six month ended June 30, 2013.

For the three months ended June 30, 2014 and 2013, the interest collected and recognized as income on impaired loans, which includes non-accrual loans, trouble debt restructurings ('TDRs') and loans that were previously classified as TDRs that have been upgraded, was approximately $184,000 and $96,000 respectively. For the six months ended June 30, 2014 and 2013, the interest collected on impaired loans was approximately $419,000 and $220,000 respectively. The average recorded investment in impaired loans for the three and six months ended June 30, 2014 was $22.1 million and $21.7 million respectively.

At June 30, 2014, there were 3 loans totaling $3.4 million that were considered "TDRs", as compared to December 31, 2013 when there were 2 loans totaling $2.2 million, all of which were included in impaired loans. At June 30, 2014, 2 of the 3 loans aggregating $2.1 million were accruing loans and 1 loan of $1.3 million was a non-accruing loan. The non-accruing loan was an existing TDR at December 31, 2013 which was restructured again in the quarter ended March 31, 2014.

The Company's lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County in New York. The Company originates commercial real estate loans, commercial business loans, and a variety of other consumer loans. In addition, the Company previously had originated loans for residential real estate, the construction of residential homes, residential developments and for land development projects. A moratorium on all new speculative construction loans was instituted by management in July 2008. All residential and commercial mortgage loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 75% of the market value of the collateral for commercial real estate at the date of the credit extension depending on the Company's evaluation of the borrowers' creditworthiness and type of collateral. In the case of construction loans, the maximum loan-to-value was 65% of the “as completed” market value. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when deemed necessary. Real estate is the primary form of collateral. Other important forms of collateral are accounts receivable, inventory, other business assets, marketable securities and time deposits. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows on all loans not related to construction.

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

Commercial and Industrial Loans – The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance the purchase of inventory or new or used equipment and for other short or long-term working capital purposes. These loans are generally secured by business assets, but are also occasionally offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees as a secondary source. Payments on such loans are often dependent upon the successful operation of the underlying business involved. Repayment of such loans may therefore be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

Residential Real Estate Loans – Home equity loans secured by residential real estate properties are offered by the Company. The company no longer offers residential loans, having exited this business in 2013. Repayment of residential real estate loans may be negatively impacted should the borrower have financial difficulties, should there be a significant decline in the value of the property securing the loan or should there be decline in general economic conditions.

Construction Loans – Construction loans are short-term loans (generally up to 18 months) secured by land for either residential or commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. Included in this category are loans to construct single family homes where no contract of sale exists, based upon the experience and the financial strength of the builder, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic condition.

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

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months ended June 30, 2014. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)
Three months ended June 30, 2014	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,371	$1,320	$260	$34	$704	$539	$252	$5,480
Charge-offs	(2)	-	(260)	-	(18)	(5)		(285)
Recoveries	4	15	-	-	-	-	-	19
Provision	105	(210)	-	115	(56)	160	(114)	-
Ending Balance	$2,478	$1,125	$-	$149	$630	$694	$138	$5,214
Ending balance: individually evaluated for impairment	$1,750	$307	$-	$-	$-	$5	$-	$2,062
Ending balance: collectively evaluated for impairment	728	818	-	149	630	689	138	3,152
Total Allowance for Loan Losses	$2,478	$1,125	$-	$149	$630	$694	$138	$5,214

Total Loans ending balance	$37,849	$219,762	$-	$14,436	$89,517	$45,781	$-	$407,345

Ending balance: individually evaluated for impairment	$7,291	$11,610	$-	$-	$5,115	$588	$-	$24,604

Ending balance: collectively evaluated for impairment	$30,558	$208,152	$-	$14,436	$84,402	$45,193	$-	$382,741

The following table sets forth activity in our allowance for loan losses, by loan type, for the six months ended June 30, 2014. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)
Six months ended June 30, 2014	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,285	$1,585	$260	$25	$795	$534	$197	$5,681
Charge-offs	(11)	-	(260)	-	(195)	(36)	-	(502)
Recoveries	4	30	-	-	-	1	-	35
Provision	200	(490)	-	124	30	195	(59)	-
Ending Balance	$2,478	$1,125	$-	$149	$630	$694	$138	$5,214
Ending balance: individually evaluated for impairment	$1,750	$307	$-	$-	$-	$5	$-	$2,062
Ending balance: collectively evaluated for impairment	728	818	-	149	630	689	138	3,152
Total Allowance for Loan Losses	$2,478	$1,125	$-	$149	$630	$694	$138	$5,214

Total Loans ending balance	$37,849	$219,762	$-	$14,436	$89,517	$45,781	$-	$407,345

Ending balance: individually evaluated for impairment	$7,291	$11,610	$-	$-	$5,115	$588	$-	$24,604

Ending balance: collectively evaluated for impairment	$30,558	$208,152	$-	$14,436	$84,402	$45,193	$-	$382,741

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months ended June 39, 2013. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)

Three months ended June 30, 2013	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,847	$2,492	$307	$31	$746	$118	$176	$5,717
Charge-offs	-	(275)	(23)	-	(95)	(19)		(412)
Recoveries	1	15	-	-	1	-	-	17
Provision	(126)	(279)	(48)	(7)	282	145	33	-
Ending Balance	$1,722	$1,953	$236	$24	$934	$244	$209	$5,322
Ending balance: individually
evaluated for impairment	$1,251	$539	$236	$-	$158	$2	$-	$2,186
Ending balance: collectively
evaluated for impairment	471	1,414	-	24	776	242	209	3,136
Total Allowance for Loan Losses	$1,722	$1,953	$236	$24	$934	$244	$209	$5,322

Total Loans ending balance	$36,278	$236,224	$3,471	$9,904	$117,416	$49,090	$-	$452,383

Ending balance: individually evaluated for impairment	$6,349	$15,615	$3,471	$1,228	$8,754	$600	$-	$36,017

Ending balance: collectively evaluated for impairment	$29,929	$220,609	$-	$8,676	$108,662	$48,490	$-	$416,366

The following table sets forth activity in our allowance for loan losses, by loan type, for the six months ended June 30, 2013. The following table also details the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)

Six months ended June 30, 2013	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$942	$3,509	$311	$19	$897	$217	$121	$6,016
Charge-offs	-	(290)	(23)	-	(385)	(19)	-	(717)
Recoveries	2	30	20	-	1	-	-	53
Provision	778	(1,296)	(72)	5	421	46	88	(30)
Ending Balance	$1,722	$1,953	$236	$24	$934	$244	$209	$5,322
Ending balance: individually
evaluated for impairment	$1,251	$539	$236	$-	$158	$2	$-	$2,186
Ending balance: collectively
evaluated for impairment	471	1,414	-	24	776	242	209	3,136

Total Allowance for Loan Losses	$1,722	$1,953	$236	$24	$934	$244	$209	$5,322

Total Loans ending balance	$36,278	$236,224	$3,471	$9,904	$117,416	$49,090	$-	$452,383

Ending balance: individually evaluated for impairment	$6,349	$15,615	$3,471	$1,228	$8,754	$600	$-	$36,017

Ending balance: collectively evaluated for impairment	$29,929	$220,609	$-	$8,676	$108,662	$48,490	$-	$416,366

The following table details for the year ended December 31, 2013 the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)

2013	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total

Total Loans ending balance	$35,061	$223,165	$260	$11,303	$106,198	$47,071	$-	$423,058

Ending balance:
individually evaluated for
impairment	6,152	7,767	260	1,197	6,024	593	-	21,993

Ending balance:
collectively evaluated for
impairment	$28,909	$215,398	$-	$10,106	$100,174	$46,478	$-	$401,065

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

Appraisals on properties securing non-performing loans and Other Real Estate Owned (“OREO”) are updated annually. We update our impairment analysis monthly based on the most recent appraisal as well as other factors (such as senior lien positions, i.e. property taxes).

The majority of the Company’s impaired loans have been resolved through courses of action other than through foreclosure. These include normal loan payoffs, the traditional workout process, triggering personal guarantee obligations, and troubled debt restructurings. However, as loan workout efforts progress to a point where the bank’s liquidation of real estate collateral is the likely outcome, the impairment analysis is updated to reflect actual recent experience with bank sales of OREO properties.

Included in the allowance for loan losses are disposition discount adjustments made to real estate appraisals on collateral dependent impaired loans anticipated to become OREO in the coming quarter. The appraisal adjustments percentage is reviewed quarterly and modified based on an analysis of actual variances between appraised values as of the date prior loans were transferred into OREO and the actual average sales prices of these loans. The difference is the disposition discount.

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

When assigning a risk rating to a loan, management utilizes the Bank’s internal ten-point risk rating system. An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Company to sufficient risk to warrant classification as in one of the following categories: An asset is considered “substandard” if it is not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

Charge–off generally commences after the loan is classified “doubtful” to reduce the loan to its recoverable balance. If the account is classified as “loss”, the full balance is charged off regardless of the potential recovery from the sale of the collateral. This amount is recognized as a recovery once the collateral is sold.

In accordance with FFIEC (“Federal Financial Institutions Examination Council”) published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” credits are charged-off when 180 days delinquent and “Closed-end” credits are charged-off when 120 days delinquent. In lieu of charging off the entire loan balance, loans with collateral may be written down to the value of the collateral less the cost to sell.

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at June 30, 2014:

CREDIT RISK PROFILE BY CREDIT WORTHINESS CATEGORY

(in thousands)	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$26,290	$3,944	$199,352	$6,471	$-	$-	$12,674	$1,762	$67,516	$19,970	$43,547	$1,543	$659	$383,728
Special Mention	150	-	3,926	3,096	-	-	-	-	-	-	-	-	-	7,172
Substandard	7,465	-	3,634	3,283	-	-	-	-	1,549	482	32	-	-	16,445
	$33,905	$3,944	$206,912	$12,850	$-	$-	$12,674	$1,762	$69,065	$20,452	$43,579	$1,543	$659	$407,345

CREDIT RISK PROFILE

(in thousands)	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals
Performing	$30,558	$215,205	$-	$14,436	$87,486	$45,749	$393,434
Non Performing	7,291	4,557	-	-	2,031	32	13,911
Total	$37,849	$219,762	$-	$14,436	$89,517	$45,781	$407,345

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2013:

CREDIT RISK PROFILE BY CREDIT WORTHINESS CATEGORY

(in thousands)
	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$23,493	$3,898	$199,118	$7,951	$-	$-	$10,106	$-	$82,704	$20,592	$42,542	$3,839	$650	$394,893
Special Mention	167	-	6,573	2,502	-	-	-	-	-	-	-	-	-	9,242
Substandard	7,503	-	3,690	3,331	60	200	1,197	-	1,976	926	9	31	-	18,923
	$31,163	$3,898	$209,381	$13,784	$60	$200	$11,303	$-	$84,680	$21,518	$42,551	$3,870	$650	$423,058

CREDIT RISK PROFILE

(in thousands)	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential Real Estate	Consumer	Totals

Performing	$28,909	$221,401	$-	$10,106	$103,296	$47,038	$410,750
Non Performing	6,152	1,764	260	1,197	2,902	33	12,308
Total	$35,061	$223,165	$260	$11,303	$106,198	$47,071	$423,058

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at June 30, 2014:

	Non-Accrual and Past Due Loans
(in thousands)	Non-Accrual Loans

2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non-Accrual and Past Due Loans
Commercial
Substandard	$1,300	$3	$5	$1,308	$5,983	$-	$7,291
Total Commercial	$1,300	$3	$5	$1,308	$5,983	$-	$7,291
Commercial Real Estate
Substandard	$-	$-	$313	$313	$4,244	$-	$4,557
Total Commercial Real Estate	$-	$-	$313	$313	$4,244	$-	$4,557
Residential Real Estate
Substandard	$-	$-	$2,031	$2,031	$-	$-	$2,031
Total Residential Real Estate	$-	$-	$2,031	$2,031	$-	$-	$2,031
Consumer
Substandard	$-	$-	$5	$5	$27	$-	$32
Total Consumer	$-	$-	$5	$5	$27	$-	$32
Total	$1,300	$3	$2,354	$3,657	$10,254	$-	$13,911

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these non-accrual loans was $13.9 million and $12.3 million at June 30, 2014, and December 31, 2013 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

At June 30, 2014, $10.3 million or 74% of the non-accruing loan balance of $13.9 million was current.

There were no loans past due ninety days or more, and still accruing interest at June 30, 2014. There were two such loans at December 31, 2013, totaling $866,000. One loan had a balance of $841,000 and was current and a second loan for $25,000 was current within 60 days as to interest payments.  Both were past the loan’s maturity date and in the process of being renewed at December 31, 2013.

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2013:

	Non-Accrual and Past Due Loans
(in thousands)	Non-Accrual Loans
2013	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non-Accrual and Past Due Loans
Commercial
Pass	$-	$-	$-	$-	$-	$25	$25
Substandard	$-	$-	$2	$2	$6,150	$-	$6,152
Total Commercial	$-	$-	$2	$2	$6,150	$25	$6,177
Commercial Real Estate
Substandard	$-	$-	$1,764	$1,764	$-	$841	$2,605
Total Commercial Real Estate	$-	$-	$1,764	$1,764	$-	$841	$2,605
Construction
Substandard	$-	$-	$260	$260	$-	$-	$260
Total Construction	$-	$-	$260	$260	$-	$-	$260
Construction to Permanent
Substandard	$-	$-	$-	$-	$1,197	$-	$1,197
Total Construction to Permanent	$-	$-	$-	$-	$1,197	$-	$1,197
Residential Real Estate
Substandard	$-	$-	$2,523	$2,523	$379	$-	$2,902
Total Residential Real Estate	$-	$-	$2,523	$2,523	$379	$-	$2,902
Consumer
Substandard	$-	$-	$2	$2	$31	$-	$33
Total Consumer	$-	$-	$2	$2	$31	$-	$33

Total	$-	$-	$4,551	$4,551	$7,757	$866	$13,174

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at June 30, 2014.

(in thousands)	Performing (Accruing) Loans
2014	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing Loans	Total Non-Accrual and Past Due Loans	Total Loans
Commercial
Pass	$1,002	$-	$1,002	$29,231	$30,233	$-	$30,233
Special Mention	-	15	15	135	150	-	150
Substandard	-	25	25	150	175	7,291	7,466
Total Commercial	$1,002	$40	$1,042	$29,516	$30,558	$7,291	$37,849
Commercial Real Estate
Pass	$-	$-	$-	$205,823	$205,823	$-	$205,823
Special Mention	1,816	-	1,816	5,206	7,022	-	7,022
Substandard	-	-	-	2,360	2,360	4,557	6,917
Total Commercial Real Estate	$1,816	$-	$1,816	$213,389	$215,205	$4,557	$219,762
Construction to Permanent
Pass	$-	$-	$-	$14,436	$14,436	$-	$14,436
Total Construction to Permanent	$-	$-	$-	$14,436	$14,436	$-	$14,436
Residential Real Estate
Pass	$155	$-	$155	$87,331	$87,486	$-	$87,486
Substandard	-	-	-	-	-	2,031	2,031
Total Residential Real Estate	$155	$-	$155	$87,331	$87,486	$2,031	$89,517
Consumer
Pass	$11	$100	$111	$45,638	$45,749	$-	$45,749
Substandard	-	-	-	-	-	32	32
Total Consumer	$11	$100	$111	$45,638	$45,749	$32	$45,781
Total
Pass	$1,168	$100	$1,268	$382,459	$383,727	$-	$383,727
Special Mention	1,816	15	1,831	5,341	7,172	-	7,172
Substandard	-	25	25	2,510	2,535	13,911	16,446
Grand Total	$2,984	$140	$3,124	$390,310	$393,434	$13,911	$407,345

The following table sets forth the detail and delinquency status of loans receivable by performing and non-performing loans at December 31, 2013.

(in thousands)	Performing (Accruing) Loans
2013	31-60 Days Past Due	61-89 Days Past Due	Total Past Due	Current	Total Loan Balances	Total Non-Accrual and Past Due Loans	Total Loans Receivable
Commercial
Pass	$725	$-	$725	$26,641	$27,366	$25	$27,391
Special Mention	-	-	-	167	167	-	167
Substandard	-	-	-	1,351	1,351	6,152	7,503
Total Commercial	$725	$-	$725	$28,159	$28,884	$6,177	$35,061
Commercial Real Estate
Pass	$1,858	$266	$2,124	$204,944	$207,068	$-	$207,068
Special Mention	-	-	-	9,075	9,075	-	9,075
Substandard	-	-	-	4,417	4,417	2,605	7,022
Total Commercial Real Estate	$1,858	$266	$2,124	$218,436	$220,560	$2,605	$223,165
Construction
Substandard	-	-	-	-	-	260	260
Total Construction	$-	$-	$-	$-	$-	$260	$260
Construction to Permanent
Pass	$-	$-	$-	$10,106	$10,106	$-	$10,106
Substandard	-	-	-	-	-	1,197	1,197
Total Construction to Permanent	$-	$-	$-	$10,106	$10,106	$1,197	$11,303
Residential Real Estate
Pass	$32	$-	$32	$103,264	$103,296	$-	$103,296
Substandard	-	-	-	-	-	2,902	2,902
Total Residential Real Estate	$32	$-	$32	$103,264	$103,296	$2,902	$106,198
Consumer
Pass	$350	$560	$910	$46,121	$47,031	$-	$47,031
Substandard	7	-	7	-	7	33	40
Total Consumer	$357	$560	$917	$46,121	$47,038	$33	$47,071
Total
Pass	$2,965	$826	$3,791	$391,076	$394,867	$25	$394,892
Special Mention	-	-	-	9,242	9,242	-	9,242
Substandard	7	-	7	5,768	5,775	13,149	18,924
Grand Total	$2,972	$826	$3,798	$406,086	$409,884	$13,174	$423,058

The following table summarizes impaired loans as of June 30, 2014:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$1,308	$1,374	$-
Commercial Real Estate	8,640	9,467	-
Construction	-	510	-
Construction to Permanent	-	-	-
Residential	4,746	7,316	-
Consumer	583	662	-
Total:	$15,277	$19,329	$-
With an allowance recorded:
Commercial	$5,983	$5,983	$1,750
Commercial Real Estate	2,970	3,013	307
Construction	-	-	-
Construction to Permanent	-	-	-
Residential	369	397	-
Consumer	5	5	5
Total:	$9,327	$9,398	$2,062
Commercial	$7,291	$7,357	$1,750
Commercial Real Estate	11,610	12,480	307
Construction	-	510	-
Construction to Permanent	-	-	-
Residential	5,115	7,713	-
Consumer	588	667	5
Total:	$24,604	$28,727	$2,062

Impaired loans consist of non-accrual loans, TDRs and loans that were previously classified as TDRs that have been upgraded from non-accrual.

The following table summarizes impaired loans as of December 31, 2013:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$2	$151	$-
Commercial Real Estate	7,597	8,316	-
Construction	-	-	-
Construction to Permanent	1,197	1,425	-
Residential	5,098	7,632	-
Consumer	591	670	-
Total:	$14,485	$18,194	$-

With an allowance recorded:
Commercial	$6,150	$6,150	$1,500
Commercial Real Estate	170	215	31
Construction	260	487	260
Construction to Permanent	-	-	-
Residential	926	1,066	98
Consumer	2	2	2
Total:	$7,508	$7,920	$1,891

Commercial	$6,152	$6,301	$1,500
Commercial Real Estate	7,767	8,531	31
Construction	260	487	260
Construction to Permanent	1,197	1,425	-
Residential	6,024	8,698	98
Consumer	593	672	2
Total:	$21,993	$26,114	$1,891

The recorded investment of impaired loans at June 30, 2014 and December 31, 2013 was $24.6 million and $22.0 million, with related allowances of $2.1 million and $1.9 million, respectively.

Included in the tables above at June 30, 2014 and December 31, 2013 are loans with carrying balances of $15.2 million and $14.5 million that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to remain competitive and assist customers who may be experiencing financial difficulty, as well as to preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made, the loan is classified as a troubled debt restructured loan.

The following table presents the total troubled debt restructured loans as of June 30, 2014:

	Accrual		Non-accrual		Total
(Dollars in thousands)	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	2	$2,109	1	$1,274	3	$3,383
Total Troubled Debt Restructurings	2	$2,109	1	$1,274	3	$3,383

The following table presents the total troubled debt restructured loans as of December 31, 2013:

	Accrual		Non-accrual		Total
(Dollars in thousands)	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	1	$991	-	$-	1	$991
Construction to Permanent	-	-	1	1,197	1	1,197
Total Troubled Debt Restructurings	1	$991	1	$1,197	2	$2,188

No loans were modified in a troubled debt restructuring during the three months ended June 30, 2014. The following table summarizes loans that were modified in a troubled debt restructuring during the six months ended June 30, 2014.

	Six months ended June 30, 2014
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

Note 4:          Deposits

The following table is a summary of the Company’s deposits at:

	June 30,	December 31,
(in thousands)	2014	2013

Non-interest bearing	$61,685	$55,358

Interest bearing
NOW	30,133	28,618
Savings	85,218	80,983
Money market	26,873	29,310
Time certificates, less than $100,000	117,513	129,548
Time certificates, $100,000 or more	105,010	106,387
Total interest bearing	364,747	374,846
Total Deposits	$426,432	$430,204

Note 5:          Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive to directors and employees of the Company by the grant of options, restricted stock awards or phantom stock units. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. As of June 30, 2014, 2,202,100 shares of stock remain available for issuance under the Plan. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall make terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants are available to directors and employees and generally vest in quarterly or annual installments over a three, four or five year period from the date of grant. The Compensation Committee accelerated the vesting of the initial grant of restricted stock in 2012, whereby the first year of the tranche vested immediately. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis.

During the three months ended June 30, 2014 and June 30, 2013, the Company recorded $72,000 and $8,000 of total stock-based compensation, respectively. During the six months ended June 30, 2014 and June 30, 2013, the Company recorded $130,000 and $15,000 of total stock-based compensation, respectively. During the six months ended June 30, 2014, there were 385,652 awards granted under the 2012 Stock Plan.

The following is a summary of the status of the Company’s restricted shares as of June 30, 2014, and changes therein during the period then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	281,835	$1.26
Granted	385,652	1.04
Vested	(8,874)	1.73
Non-vested at June 30, 2014	658,613	$1.12

Expected future stock award expense related to the non-vested restricted awards as of June 30, 2014, is $627,000 over an average period of 2.75 years.

The Company had no outstanding stock options at June 30, 2014.

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

As measured under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50% change of ownership in 2010. Consequently, use of the Company's net operating loss carry forward and certain built in deductions available against future taxable income in any one year are limited. The maximum amount of carry forwards available in a given year is limited to the product of the Company's fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carry forward not utilized in prior years.

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

Management has reviewed the deferred tax position of the Company at June 30, 2014. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. At June 30, 2014, the Company reported taxable income for the third consecutive quarter and is anticipating earnings to be positive in the future.  Based on current accounting guidance the Company has not generated taxable income for a sufficient length of time in order to reverse the DTA valuation allowance at June 30, 2014 and, accordingly, had an allowance totaling $17.6 million. In the future, as the Company continues to generate taxable income on a more sustained basis, the need for a valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Note 7:          Income (loss) per share

The Company is required to present basic income (loss) per share and diluted income (loss) per share in its consolidated statements of operations. Basic income (loss) per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and would be determined using the treasury stock method. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income (loss) per share.

Non-vested restricted stock awards did not have an impact on the diluted earnings per share. The Company had no outstanding stock options. The following is information about the computation of income (loss) per share for the three and six months ended June 30, 2014 and 2013:

Three months ended June 30, 2014	Net Income	Weighted Average Common Shares O/S	Amount
Basic and Diluted Income Per Share
Income attributable to common shareholders	$525,000	38,497,624	$0.01

Three months ended June 30, 2013	Net Loss	Weighted Average Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(3,912,000)	38,434,298	$(0.10)

Six months ended June 30, 2014	Net Income	Weighted Average Common Shares O/S	Amount
Basic and Diluted Income Per Share
Income attributable to common shareholders	$844,000	38,495,394	$0.02

Six months ended June 30, 2013	Net Loss	Weighted Average Common Shares O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(5,869,000)	38,434,919	$(0.15)

Note 8:          Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
	Before Tax		Net of Tax	Before Tax		Net of Tax
( in thousands)	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount
Unrealized holding gains arising during the period	$108	$-	$108	$501	$-	$501

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount
Unrealized holding (losses) arising during the period	$(629)	$-	$(629)	$(574)	$-	$(574)

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

Financial instruments whose contractual amounts represent credit risk at June 30, 2014 are as follows:

(in thousands)
Commitments to extend credit:
Future loan commitments	$12,577
Home equity lines of credit	23,461
Unused lines of credit	42,331
Undisbursed construction loans	5,888
Financial standby letters of credit	1,118
$85,375

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial property, deposits and securities. The bank has established a reserve of $12,000 as of June 30, 2014.

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

The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2014 and December 31, 2013 were:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2014

The Company:

Total Capital (to Risk Weighted Assets)	$57,020	14.21%	$32,098	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	52,002	12.96%	16,049	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	52,002	9.61%	21,636	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$57,081	14.24%	$32,069	8.00%	$48,103	12.00%
Tier 1 Capital (to Risk Weighted Assets)	52,068	12.99%	16,034	4.00%	42,090	10.50%
Tier 1 Capital (to Average Assets)	52,068	9.63%	21,620	4.00%	48,646	9.00%

December 31, 2013

The Company:

Total Capital (to Risk Weighted Assets)	$56,060	13.95%	$32,153	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	51,027	12.70%	16,076	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	51,027	9.33%	21,888	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$55,758	13.86%	$32,187	8.00%	$48,280	12.00%
Tier 1 Capital (to Risk Weighted Assets)	50,730	12.61%	16,093	4.00%	42,245	10.50%
Tier 1 Capital (to Average Assets)	50,730	9.28%	21,872	4.00%	49,212	9.00%

Restrictions on dividends, loans and advances

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Pursuant to the February 9, 2009 Agreement between the Bank and the OCC, the Bank can pay dividends to the Company only pursuant to a dividend policy requiring compliance with the Bank's OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the Agreement, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances.  The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years.  As of June 30, 2014, the Bank had an accumulated deficit; therefore, dividends may not be paid to the Company. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

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

Other Investments: The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.5 million. This investment is utilized for the purposes of the Bank satisfying its CRA lending requirements. As this fund operates as a private fund, shares in the Fund are not publicly traded and therefore have no readily determinable market value. An investment in the Fund is reported in the financial statements at cost, as adjusted for income, losses, and cash distributions attributable to the investment.

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

Other Borrowings: The fair values of longer term borrowings are estimated using a discounted cash flow calculation that applies current interest rates for transactions of similar maturity to a schedule of maturities of such transactions. The Company does not record these borrowings at fair value on a recurring basis.

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

The following table details the financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

(in thousands)
	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
June 30, 2014	(Level 1)	(Level 2)	(Level 3)	June 30, 2014

U.S. Government agency mortgage-backed securities	$-	$19,498	$-	$19,498
U.S. Government agency bonds	-	7,344	-	7,344
Corporate bonds	-	8,844	-	8,844

Securities available for sale	$-	$35,686	$-	$35,686

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
U.S. Government agency mortgage-backed securities	$-	$21,752	$-	$21,752
U.S. Government agency bonds	-	7,079	-	7,079
Corporate bonds	-	8,870	-	8,870
		-	-
Securities available for sale	$-	$37,701	$-	$37,701

There were no transfers of assets between levels 1, 2 or 3 as of June 30, 2014 or December 31, 2013. Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables reflect financial assets measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
(in thousands)	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Balance
	(Level 1)	(Level 2)	(Level 3)
June 30, 2014

Non-accrual loans	$-	$-	$11,849	$11,849

December 31, 2013

Non-accrual loans	$-	$-	$11,283	$11,283

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of June 30, 2014 and December 31, 2013 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at June 30, 2014 and December 31, 2013:

		June 30, 2014		December 31, 2013
(in thousands)	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$1,584	$1,584	$1,570	$1,570
Interest-bearing deposits due from banks	Level 1	58,345	58,345	33,295	33,295
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 1	1,517	1,517	1,444	1,444
Federal Home Loan Bank stock	Level 1	4,143	4,143	4,143	4,143
Loans receivable, net	Level 3	402,786	407,430	418,148	424,831
Accrued interest receivable	Level 1	1,555	1,555	1,566	1,566

Financial Liabilities:
Demand deposits	Level 1	$61,685	$61,685	$55,358	$55,358
Savings deposits	Level 1	85,218	85,218	80,983	80,983
Money market deposits	Level 1	26,873	26,873	29,310	29,310
NOW accounts	Level 1	30,133	30,133	28,618	28,618
Time deposits	Level 2	222,523	223,029	235,935	236,602
FHLB Borrowings	Level 2	72,000	72,000	57,000	57,000
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Accrued interest payable	Level 1	15	15	1,388	1,388

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2014 and December 31, 2013. The estimated fair value of fee income on letters of credit at June 30, 2014 and December 31, 2013 was insignificant.

Note 12:     Restructuring Charges and Asset Disposals

The Company recorded no restructuring charges for the six months ended June 30, 2014, compared to $394,000 in the same period as last year. These costs are included in restructuring charges and asset disposals in the Consolidated Statements of Operations. The $394,000 of restructuring charges for the six months ended June 2013 consisted of a workforce reduction related charge of $515,000, partially offset by $121,000 reduction in existing restructuring reserves related to lease liability costs.

On June 13, 2013, the Company executed a workforce reduction of the residential lending group and retail operations to further reduce operating expenses. There were nineteen employees in total affected by this announcement. Restructuring charges for this initiative resulted in $515,000 in severance expenses.

On May 29, 2013, the Company purchased a branch location where the cost of the lease exceeded the cost to own. This branch was part of a restructuring initiative in 2011, resulting in a reduction of $121,000 in lease liability costs.

Restructuring reserves at June 30, 2014 for the restructuring activities taken in connection with prior year initiatives were $29,000.

Note 13:     Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

ASU No. 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects (Topic 323)” allows an entity that invests in low income housing projects and meets all the specified conditions to use the proportional amortization method to account for the costs of those investments. The effective date is for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company is in the process of evaluating the impact of ASU 2014-01 on its financial statement and processes.

In January 2014, the FASB issued ASU No. 2014-04, “ Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, “to clarify that when an in substance repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for annual reporting periods beginning after December 15, 2014. The Company is in the process of evaluating the impact of ASU 2014-04 on its financial statements and processes.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public statements, including this one, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to; (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities; (2) the timing of repricing of Bancorp’s interest earning assets and interest bearing liabilities; (3) the effect of changes in governmental monetary policy; (4) the effect of changes in regulations applicable to Bancorp and the Bank and the conduct of its business; (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks; (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide; (7) the state of the economy and real estate values in Bancorp’s market areas, and the consequent effect on the quality of Bancorp’s loans, (8) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of Company ; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company; (10) the application of generally accepted accounting principles, consistently applied, (11) the fact that one period of reported results may not be indicative of future periods, (12) the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities and other such factors, including risk factors, as may be described in Bancorp's other filings with the SEC.

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

Summary

Bancorp reported net income of $525,000 ($0.01 basic and diluted income per share) for the quarter ended June 30, 2014; an increase of $4.4 million, compared to net loss of $3.9 million ($0.10 basic and diluted loss per share) for the quarter ended June 30, 2013. For the six months ended June 30, 2014, Bancorp reported net income of $844,000 ($0.02 basic and diluted income per share), an increase of $6.7 million, compared to net loss of $5.9 million ($0.15 basic and diluted loss per share) for the six months ended June 30, 2013. Results for the quarter and year ended June 30, 2013 included prepayment penalty fees on borrowings of $2.7 million and net restructuring charges of $394,000. Excluding these expenses, net income at June 30, 2014 increased $1.3 million ($0.03 per share) and $3.6 million ($0.09 per share) from the prior year’s quarter and year-to-date net income, respectively.

Bancorp’s improved operating performance is primarily the result of profit improvement initiatives implemented during the past 15 months. Some of the more significant initiatives primarily included:

●	Prepayment of higher cost borrowings and strategic repricing of deposits resulting in a reduction of the Company's cost of funds
●	Asset quality improvement which has helped reduce related expenses and increase loan yields
●	Exit from the Residential Mortgage Lending business realizing expense savings in excess of revenue reduction
●	Purchasing three properties resulting in reduced occupancy expense and incremental rental income
●	Reduction of excess staffing
●	Contract renegotiation with major vendors and replacement of some existing vendors resulting in operating expense savings

Total assets increased $10.9 million from $541.2 million at December 31, 2013 to $552.1 million at June 30, 2014. Cash and cash equivalents increased $25.0 million from $34.9 million at December 31, 2013 to $59.9 million at June 30, 2014; reflective of the Bank’s actions to increase liquidity. The net loan portfolio decreased $15.3 million from $418.1 million at December 31, 2013 to $402.8 million at June 30, 2014. The decrease was primarily a result of loan payoffs and normal amortization in excess of new origination of loans. Residential loans decreased $16.7 million as several large loans paid off. The Bank stopped originating Residential loans during 2013. Deposits decreased $3.8 million from $430.2 million at December 31, 2013 to $426.4 million at June 30, 2014. Non-interest bearing deposits increased $6.3 million. Interest bearing deposits decreased $10.1 million primarily due to strategic deposit repricing initiatives.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $25.0 million, or 72%, to $59.9 million at June 30, 2014 compared to $34.9 million at December 31, 2013. This increase was primarily the result of a $15.0 million increase in borrowings, reflecting the Bank’s actions to increase liquidity. The liquidity ratio was 15.75% at June 30, 2014 compared to 11.50% at December 31, 2013.

Investments

The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

(in thousands)	June 30,	December 31,
	2014	2013

U.S. Government Agency bonds	$7,344	$7,079
U.S. Government Agency mortgage-backed securities	19,498	21,752
Corporate bonds	8,844	8,870

Total Available-for-Sale Securities	$35,686	$37,701

Available-for-sale securities decreased $2.0 million or 5.3%, from $37.7 million at December 31, 2013 to $35.7 million at June 30, 2014. This decrease was primarily due to principal pay downs of $2.4 million on mortgage backed securities partially offset by an increase of $501,000 in unrealized gains.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

(in thousands)	June 30,	December 31,
	2014	2013
Real Estate
Commercial	$219,762	$223,165
Residential	89,517	106,198
Construction	-	260
Construction to permanent	14,436	11,303
Commercial	37,849	35,061
Consumer home equity	42,384	44,081
Consumer installment	3,397	2,990
Total Loans	407,345	423,058
Premiums on purchased loans	160	200
Net deferred costs	495	571
Allowance for loan losses	(5,214)	(5,681)
Loans receivable, net	$402,786	$418,148

Bancorp’s net loan portfolio decreased $15.4 million, or 3.7%, from $418.1 million at December 31, 2013 to $402.8 million at June 30, 2014. The decrease was primarily a result of loan payoffs and normal amortization in excess of new originations. Residential loans decreased $16.7 million primarily due to several large loan pay-offs. The Bank no longer originates residential loans.

At June 30, 2014, the net loan to deposit ratio was 94% and the net loan to total assets ratio was 73%. At December 31, 2013, these ratios were 97% and 77%, respectively.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses decreased $467,000 from December 31, 2013 to June 30, 2014 primarily due to charge-off of construction loans of $260,000 which were specifically covered in the allowance for loan losses, and also to the partial charge-off of a non-accrual loan, in which the property was transferred to OREO and subsequently sold.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off are reversed against interest income. All payments received on non-accrual loans are generally applied to principal only, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, and there is 6 months of performance.

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

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2014	2013	2014	2013

Balance at beginning of period	$5,480	$5,717	$5,681	$6,016
Charge-offs	(285)	(412)	(502)	(717)
Recoveries	19	17	35	53
Net Charge-offs	(266)	(395)	(467)	(664)
Provision charged to operations	-	-	-	(30)
Balance at end of period	$5,214	$5,322	$5,214	$5,322

Annualized net charge-offs during the period to average loans outstanding	0.26%	0.34%	0.22%	0.29%

Ratio of ALL / Gross Loans	1.28%	1.18%	1.28%	1.18%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $5.2 million, at June 30, 2014, which represents 1.28% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	June 30,	December 31,
(Dollars in thousands)	2014	2013

Loans past due over 90 days still accruing	$-	$866
Non accruing loans	13,911	12,308
Total	$13,911	$13,174
% of Total Loans	3.41%	3.11%
% of Total Assets	2.52%	2.43%

Impaired loans are primarily attributable to the lingering effects of the downturn in the economy, which has severely impacted the real estate market and placed unprecedented stress on credit markets. The Bank’s customers, many of whom are associated with the financial services industry, have been affected by the impact of the poor economy on employment and real estate values.

The $13.9 million of non-accrual loans at June 30, 2014 is comprised of 15 loans, for which a specific reserve of $2.0 million has been established. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. Of the $13.9 million of non-accrual loans at June 30, 2014 borrowers of 11 loans with aggregate balances of $11.6 million continue to make loan payments and these loans are current within one and two months as to payments.

Potential Problem Loans

In addition to the above, there are $2.5 million of substandard accruing loans and $7.2 million of special mention loans. All of the substandard accruing and special mention loans continue to make timely payments and were within 30 days at June 30, 2014 with the exception of three loans totaling $40,000, of which one loan of $9,000 was paid off subsequent to June 30, 2014.

Other Real Estate Owned

There was no real estate owned at June 30, 2014 and December 31, 2013. During the six months ended June 30, 2014, one OREO property was obtained and subsequently sold.

Deferred Taxes

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at June 30, 2014. The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. At June 30, 2014, the Company reported taxable income for the third consecutive quarter and is anticipating earnings to be positive in the future. Based on current accounting guidance the Company has not generated taxable income for a sufficient length of time in order to reverse the DTA valuation allowance at June 30, 2014 and, accordingly, had an allowance totaling $17.6 million. In the future, as the Company continues to generate taxable income on a more substained basis, the need for a valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation allowance.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	June 30,	December 31,
(in thousands)	2014	2013

Non-interest bearing	$61,685	$55,358

Interest bearing
NOW	30,133	28,618
Savings	85,218	80,983
Money market	26,873	29,310
Time certificates, less than $100,000	117,513	129,548
Time certificates, $100,000 or more	105,010	106,387
Total interest bearing	364,747	374,846
Total Deposits	$426,432	$430,204

Deposits decreased $3.8 million from $430.2 million at December 31, 2013 to $426.4 million at June 30, 2014. This was primarily due to decreases in certificates of deposit (CDs) of $13.4 million resulting from strategic pricing initiatives intended to reduce higher cost deposits. Decrease in money market balances of $2.4 million were primarily due to shift in balances to savings account. Partially offsetting the noted decreases was an increase of $4.2 million in savings accounts reflecting increases in both consumer and commercial savings accounts due to promotional activities and a non-interest bearing balance increase of $6.3 million or 11.4%.

Borrowings

At June 30, 2014 and December 31, 2013, total borrowings were $80.2 million and $65.2 million respectively. In addition to the outstanding borrowings disclosed in the consolidated balance sheet, the Bank has the ability to borrow approximately $75 million in additional advances from the Federal Home Loan Bank of Boston (“FHLB”), including a $2 million overnight line of credit. The Bank has also established a line of credit at the Federal Reserve Bank.

The subordinated debentures of $8.2 million are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.3836% at June 30, 2014), mature on March 26, 2033. Beginning in the second quarter of 2009, the Company deferred quarterly interest payments on the subordinated debentures for 20 consecutive quarters as permitted under the terms of the debentures. Interest was still being accrued and charged to operations. The Company made a payment of approximately $1.6 million of all interest payable in June 2014.

The duration of the trust is 30 years, with an early redemption feature at the Company’s option on a quarterly basis.

Capital

Capital increased $1.5 million compared to December 31, 2013 as a result of year-to-date net income of $844,000, other comprehensive income of $501,000 and $130,000 of share based compensation.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased by $6.1 million from $79.3 million at December 31, 2013 to $85.4 million at June 30, 2014, primarily due to increases of $5.4 million in future loan commitments and $3.7 million in undisbursed construction loans offset by decreases of $5.3 million in home equity lines of credit.

RESULTS OF OPERATIONS

Interest and dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

	Three months ended June 30,
	2014			2013
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$412,393	$4,667	4.54%	$470,236	$5,045	4.30%
Investments	46,317	175	1.52%	50,727	255	2.02%
Interest bearing deposits in banks	42,405	14	0.13%	18,583	9	0.19%
Total interest earning assets	501,115	4,856	3.89%	539,546	5,309	3.95%

Cash and due from banks	1,922			4,458
Premises and equipment, net	16,751			4,803
Allowance for loan losses	(5,488)			(5,739)
Other assets	25,836			29,308
Total Assets	$540,136			$572,376

Interest bearing liabilities:
Deposits	$369,043	$607	0.66%	$416,326	$1,032	0.99%
FHLB advances	61,066	33	0.22%	37,209	167	1.80%
Subordinated debt	8,248	82	3.99%	8,248	71	3.45%
Other borrowings	-	-	N/A	538	6	4.47%

Total interest bearing liabilities	438,357	722	0.66%	462,321	1,276	1.11%

Demand deposits	55,150			61,016
Accrued expenses and other liabilities	3,496			4,170
Shareholders' equity	43,133			44,869
Total liabilities and equity	$540,136			$572,376

Net interest income		$4,134			$4,033
Interest margin			3.31%			3.00%
Interest spread			3.23%			2.84%

	Six months ended June 30,
	2014			2013
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$414,916	$9,358	4.55%	$468,077	$10,241	4.41%
Investments	46,848	351	1.51%	51,172	532	2.10%
Interest bearing deposits in banks	38,692	26	0.14%	37,731	37	0.20%
Total interest earning assets	500,456	9,735	3.92%	556,980	10,810	3.91%

Cash and due from banks	1,917			4,978
Premises and equipment, net	15,866			4,400
Allowance for loan losses	(5,553)			(5,877)
Other assets	25,765			30,112
Total Assets	$538,451			$590,593

Interest bearing liabilities:
Deposits	$369,536	$1,244	0.68%	$422,016	$2,161	1.03%
FHLB advances	59,503	66	0.22%	43,569	518	2.40%
Subordinated debt (1)	8,248	282	6.89%	8,248	142	3.47%
Other borrowings	-	-	N/A	3,751	82	4.41%

Total interest bearing liabilities	437,287	1,592	0.73%	477,584	2,903	1.23%

Demand deposits	54,691			61,135
Accrued expenses and other liabilities	3,702			4,898
Shareholders' equity	42,771			46,976
Total liabilities and equity	$538,451			$590,593

Net interest income		$8,143			$7,907
Interest margin			3.28%			2.86%
Interest spread			3.19%			2.68%

(1)     Subordinated debt interest expense for the six months ended June 30, 2014 includes a $117,000 expense applicable to a prior year adjustment.

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

	Three months ended June 30,			Six Months ended June 30,
	2014 vs 2013			2014 vs 2013
	Increase (decrease) in Interest			Increase (decrease) in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$(648)	$270	$(378)	$(946)	$63	$(883)
Investments	(23)	(57)	(80)	(42)	(139)	(181)
Interest bearing deposits in banks	14	(9)	5	-	(11)	(11)
Total interest earning assets	(657)	204	(453)	(988)	(87)	(1,075)

Interest bearing liabilities:
Deposits	$(126)	$(299)	$(425)	$(246)	$(671)	$(917)
FHLB advances	147	(281)	(134)	185	(637)	(452)
Subordinated debt	-	11	11	-	140	140
Other borrowings	(6)	-	(6)	(82)	-	(82)
Total interest bearing liabilities	15	(569)	(554)	(143)	(1,168)	(1,311)
Net interest income	$(672)	$773	$101	$(845)	$1,081)	$236

For the quarter ended June 30, 2014, net interest income was $4,134,000 an increase of $101,000 or 2.5% from net interest income of $4,033,000 for the quarter ended June 30, 2013. Interest expense decrease of $554,000 was partially offset by lower interest income of $453,000.

The interest income reduction was primarily due to lower average earning assets and lower investment yields partially offset by increased total yield on loans. Average interest earning assets decreased $38.4 million, or 7.1%, to $501.1 million from $539.5 million and was responsible for $657,000 of the reduction in interest income. The decrease in investment yields was primarily due to repricing of bonds to lower rates. Average loan yields increased primarily due to improved asset quality and higher loan fees.

The interest expense reduction of $554,000 for the quarter ended June 30, 2014 was primarily due to strategic reduction of rates paid on term deposits, and resulting term deposit average balance reduction of $29.2 million, in addition to lower interest expense on borrowings due to rate reductions. From April 2013 to September 2013, the Bank prepaid higher rate borrowings, replacing these with borrowings at lower rates.

Net interest margin for the three months ended June 30, 2014 was 3.31% as compared to 3.00% for the three months ended June 30, 2013 primarily due to the Bank’s reduction in total cost of funds to 0.59% from 0.98%.

For the six months ended June 30, 2014, net interest income was $8,143,000 an increase of $236,000 or 3.0% from net interest income of $7,907,000 for the six months ended June 30, 2013. Interest expense decrease of $1,311,000 was partially offset by lower interest income of $1,075,000. In the quarter ended March 31, 2014, Bancorp recorded interest expense of $117,000 on subordinated debt which was related to prior years. Excluding this adjustment net interest income would have been $353,000 or 4.5% higher for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Similar to quarterly results, the year-to-date interest income reduction was primarily due to lower average earning assets and lower investment yields partially offset by increased total yield on loans. Average interest earning assets decreased $56.5 million, or 10.1%, to $500.5 million from $557.0 million and was responsible for $988,000 of the reduction in interest income. The decrease in investment yields was primarily due to repricing of bonds to lower rates. Average loan yields increased primarily due to improved asset quality and higher loan fees.

The interest expense reduction of $1,311,000 for the six months ended June 30, 2014 was primarily due to strategic reduction of rates paid on term deposits, and resulting term deposit average balance reduction of $36.7 million, in addition to lower interest expense on borrowings due to previously mentioned replacement of higher rate borrowings with borrowings at lower rates.

Net interest margin for the six months ended June 30, 2014 was 3.28% as compared to 2.86% for the six months ended June 30, 2013 primarily due to the Bank’s reduction in average funding rates. Excluding the $117,000 subordinated interest expense adjustment net margin for the six months ended June 30, 2014 was 3.33%.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses was unchanged for the three months ended June 30, 2014. The provision for loan loss provision was also unchanged for the three months ended June 30, 2013.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income decreased $146,000 from $769,000 for the quarter ended June 30, 2013 to $623,000 for the quarter ended June 30, 2014. This was primarily due to decreases in mortgage banking activity of $102,000, and gains of $51,000 and $28,000 recognized in 2013 from a branch sale and portfolio loan sales, respectively. These decreases were partially offset by rental income resulting from the Bank’s purchase of the previously leased Greenwich branch building in November, 2013.

For the six months ended June 30, 2014, non-interest income decreased $40,000, or 3.2%, to $1.2 million as compared to $1.3 million for the six months ended June 30, 2013. This decrease was primarily due to decreases in mortgage banking activity of $148,000 and the previously noted gains totaling $79,000, partially offset by higher rental income.

Non-interest expense

Non-interest expense decreased $4.5 million or 51.4% from $8.7 million for the quarter ended June 30, 2013 to $4.2 million for the quarter ended June 30, 2014. Excluding prepayment penalty on borrowings of $2.7 million and net restructuring charges of $394,000incurred in the quarter ended June 30, 2013, non-interest expense decreased $1.4 million or 24.5%. Decreases included lower salaries and benefits of $601,000 and lower professional and other outside services expense of $313,000, both resulting from management initiatives to reduce non-interest expense.

For the six months ended June 30, 2014 non-interest expense decreased $6.6 million or 43.5% to $8.5 million from $15.1 million for the same period in 2013. Excluding the prepayment penalty on borrowings of $2.7 million and net restructuring charges of $394,000 incurred in 2013, non-interest expense decreased $3.5 million or 28.9%. This reduction was primarily due to expense reduction initiatives cited earlier. Salaries and benefits decreased $1.6 million. Professional and other outside services expenses decreased $731,000 and regulatory assessments decreased $211,000.

LIQUIDITY

Bancorp's liquidity ratio was 15.75% at June 30, 2014 compared to 11.50% at December 31, 2013. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and unpledged available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at June 30, 2014 and December 31, 2013 respectively:

	June 30, 2014	December 31, 2013
Tier 1 Leverage Capital	9.61%	9.33%
Tier 1 Risk-based Capital	12.96%	12.70%
Total Risk-based Capital	14.215	13.95%

The following table illustrates the Bank’s regulatory capital ratios at June 30, 2014 and December 31, 2013 respectively:

	June 30, 2014	December 31, 2013
Tier 1 Leverage Capital	9.63%	9.28%
Tier 1 Risk-based Capital	12.99%	12.61%
Total Risk-based Capital	14.24%	13.86%

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

MANAGEMENT CHANGES

In February, 2014, the Company announced the appointment of Richard A. Muskus as Executive officer responsible for lending effective March 17, 2014. The OCC has reviewed the Notice of Change of Director or Senior Executive officer submitted and has determined that the notice is technically complete as of June 24, 2014.

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

The table below sets forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases. The analyses indicate the rate risk embedded in Bancorp’s portfolio at the dates indicated should all interest rates instantaneously rise or fall. The results of these changes are added to or subtracted from the base case; however, there are certain limitations to these types of analyses. Rate changes are rarely instantaneous and these analyses may also overstate the impact of short-term repricings. As a result of the historically low interest rate environment, the calculated effects of the 100 and 200 basis point downward shocks cannot absolutely reflect the risk to earnings and equity since the interest rates on certain balance sheet items have approached their minimums and therefore, it is not possible for the analyses to fully measure the true impact of these downward shocks.

Net Interest Income and Economic Value

Summary Performance

June 30, 2014
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	15,990	(299)	-1.8%	62,021	(7,309)	-10.5%
+ 100	16,253	(36)	-0.2%	65,625	(3,705)	-5.3%
BASE	16,289			69,330
-100	16,447	158	1.0%	75,059	5,729	8.3%
-200	16,357	68	0.4%	78,660	9,330	13.5%

December 31, 2013
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	16,147	(780)	-4.6%	59,238	(11,808)	-16.6%
+ 100	16,656	(271)	-1.6%	65,079	(5,967)	-8.4%
BASE	16,927			71,046
-100	17,124	197	1.2%	78,332	7,286	10.3%
-200	16,864	(63)	-0.4%	82,687	11,641	16.4%

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

There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 1A:	Risk Factors

During the three months ended June 30, 2014, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

3(i)(A)

Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to Bancorp's Annual Report on Form 10- KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

3(i)(B)

Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to Bancorp’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006 (commission File No. 000-29599)).

No.	Description

3(i) (C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to Bancorp’s current report Form 8-K dated October 21, 2010.

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599))

10(a) (2)	2012 Stock Plan of Bancorp (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011.

10(a) (14)	Change of Control Agreement, dated as of January 1, 2007 among Philip W. Wolford, Patriot National Bank and Bancorp (incorporated by reference to Exhibit 10(a)(14) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-29599)).

10(a) (15)	Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to Bancorp’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

10(a) (16)	Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10(a)(16) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 000-29599)).

10(a) (17)	Financial Services Agreement dated November 8, 2011 of Bancorp (incorporated by reference to Exhibit 10(a)(20) on the Quarterly Report on Form 10-Q dated November 10, 2011.

10(a) (20)	Amended Financial Sevices Agreement, dated August 7, 2014.

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

No.	Description

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

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
August 8, 2014