Form 10-Q
period 2014-09-30
PATRIOT NATIONAL BANCORP INC
filed 2014-11-14
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014

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

Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer     _  Smaller Reporting Company   X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes             No   X_

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common stock, $0.01 par value per share, 39,160,627 shares outstanding as of the close of business October 31, 2014.

PART I - FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	(in thousands, except shares)
	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$1,530	$1,570
Interest bearing deposits	56,060	33,296
Total cash and cash equivalents	57,590	34,866

Securities:
Available for sale securities, at fair value (Note 2)	34,571	37,701
Other Investments	4,450	4,450
Federal Reserve Bank stock, at cost	1,541	1,444
Federal Home Loan Bank stock, at cost	6,428	4,143
Total securities	46,990	47,738

Loans receivable (net of allowance for loan losses: 2014: $4,913 2013: $5,681) (Note 3)	458,893	418,148
Accrued interest and dividends receivable	1,649	1,566
Premises and equipment, net	18,651	15,061
Cash surrender value of life insurance	22,378	22,025
Deferred tax asset (Note 6)	16,812	-
Other assets	1,292	1,844
Total assets	$624,255	$541,248

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$62,657	$55,358
Interest bearing deposits	358,458	374,846
Total deposits	421,115	430,204

Federal Home Loan Bank borrowings	132,000	57,000
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	2,191	3,955
Total liabilities	563,554	499,407
Commitments and Contingencies (Note 9)
Shareholders' equity (Notes 5 and 10)
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2014: 39,172,332 shares issued; 39,160,627 shares outstanding. 2013 :38,786,680 shares issued; 38,774,975 shares outstanding	392	388
Additional paid-in capital	105,683	105,484
Accumulated deficit	(44,579)	(62,684)
Less: Treasury stock, at cost: 2014 and 2013, 11,705 shares	(160)	(160)
Accumulated other comprehensive income	(635)	(1,187)
Total shareholders' equity	60,701	41,841
Total liabilities and shareholders' equity	$624,255	$541,248

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Interest and Dividend Income
Interest and fees on loans	$4,792	$5,427	$14,150	$15,668
Interest on investment securities	132	148	400	622
Dividends on investment securities	39	29	122	87
Other interest income	14	10	40	47
Total interest and dividend income	4,977	5,614	14,712	16,424

Interest Expense
Interest on deposits	579	893	1,823	3,054
Interest on Federal Home Loan Bank borrowings	41	119	107	637
Interest on subordinated debt	71	71	353	213
Interest on other borrowings	-	-	-	82
Total interest expense	691	1,083	2,283	3,986

Net interest income	4,286	4,531	12,429	12,438

Provision for Loan Losses	-	1,000	-	970

Net interest income after provision for loan losses	4,286	3,531	12,429	11,468

Non-Interest Income
Mortgage banking activity	-	96	17	261
Loan application, inspection & processing fees	44	54	193	208
Fees and service charges	250	176	702	559
Gains on sale of loans	-	-	-	28
Gain on sale branch assets and deposits	-	-	-	51
Earnings on cash surrender value of life insurance	116	129	353	398
Other income	177	105	538	311
Total non-interest income	587	560	1,803	1,816

Non-Interest Expense
Salaries and benefits	2,090	2,158	6,037	7,740
Occupancy and equipment expense	840	981	2,627	2,956
Data processing expense	312	366	841	1,026
Advertising and promotional expenses	61	40	185	158
Professional and other outside services	422	740	1,350	2,399
Loan administration and processing expenses	29	41	65	192
Regulatory assessments	233	243	700	921
Insurance expense	88	89	263	251
Other real estate operations	-	34	12	91
Material and communications	97	94	274	302
Restructuring charges and asset disposals (Note 12)	-	54	-	448
Prepayment penalty on borrowings	-	1,405	-	4,116
Other operating expenses	252	216	585	944
Total non-interest expense	4,424	6,461	12,939	21,544

Income (loss) before income taxes	449	(2,370)	1,293	(8,260)

Benefit for Income Taxes	(16,812)	-	(16,812)	(21)

Net income (loss)	$17,261	$(2,370)	$18,105	$(8,239)

Basic and diluted income (loss) per share	$0.45	$(0.06)	$0.47	$(0.21)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$17,261	$(2,370)	$18,105	$(8,239)
Other comprehensive income:
Unrealized holding gains (losses) arising during the period	51	(265)	552	(839)
Total	51	(265)	552	(839)
Comprehensive income (loss)	$17,312	$(2,635)	$18,657	$(9,078)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except shares)

						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Stock	Income (Loss)	Total

Nine months ended September 30, 2014

Balance at December 31, 2013	38,774,975	$388	$105,484	$(62,684)	$(160)	$(1,187)	$41,841

Comprehensive income
Net income	-	-	-	18,105	-	-	18,105
Unrealized holding gain on available for sale securities	-	-	-	-	-	552	552
Total comprehensive income							18,657

Share-based compensation expense	-	-	203	-	-	-	203
Issuance of restricted stock	385,652	4	(4)				-
Balance, September 30, 2014	39,160,627	$392	$105,683	$(44,579)	$(160)	$(635)	$60,701

Nine months ended September 30, 2013

Balance at December 31, 2012	38,480,114	$385	$105,356	$(55,395)	$(160)	$(618)	$49,568

Comprehensive loss
Net loss	-	-	-	(8,239)	-	-	(8,239)
Unrealized holding loss on available for sale securities	-	-	-	-	-	(839)	(839)
Total comprehensive loss							(9,078)

Share-based compensation expense	-	-	71	-	-	-	71
Redemption of restricted stock	189,092	2	(2)				-
Balance, September 30, 2013	38,669,206	$387	$105,425	$(63,634)	$(160)	$(1,457)	$40,561

PATRIOT NATIONAL BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands)
	Nine Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities:
Net income (loss):	$18,105	$(8,239)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Restructuring charges and asset disposals	-	(198)
Amortization of investment premiums, net	186	139
Amortization and accretion of purchase loan premiums and discounts, net	16	17
Provision for loan losses	-	970
Gain on sale of loans	-	(28)
Gain on sale of mortgage loans	-	(260)
Originations of mortgage loans held for sale	-	(35,647)
Proceeds from sales of mortgage loans held for sale	-	37,061
Earnings on cash surrender value of life insurance	(353)	(398)
Depreciation and amortization	835	869
Loss (gain) on sale of other real estate owned	4	(200)
Proceeds from sale of branch assets and deposits	-	127
Gain on sale of branch assets and deposits	-	(51)
Share-based compensation	203	71
Changes in assets and liabilities:
Increase in net deferred loan costs	(36)	(198)
(Increase) decrease in accrued interest and dividends receivable	(83)	343
Increase in deferred tax asset	(16,812)	-
Decrease in other assets	552	1,128
Decrease in accrued expenses and other liabilities	(1,764)	(1,633)
Net cash provided by (used in) operating activities	853	(6,127)

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	3,496	2,445
(Purchases) redemptions of Federal Reserve Bank stock	(97)	212
(Purchases) redemptions of Federal Home Loan Bank stock	(2,285)	201
Proceeds from sale of loans	-	10,655
(Increase) decrease in loans	(40,725)	17,520
Purchase of other real estate owned	(264)	-
Proceeds from sale of other real estate owned	260	1,310
Capital improvements of other real estate owned	-	(80)
Purchase of bank premises and equipment, net	(4,425)	(2,654)
Net cash (used in) provided by investing activities	(44,040)	29,609

Cash Flows from Financing Activities:
Net decrease in deposits	(9,089)	(41,622)
Decrease in deposits held for sale	-	(14,538)
Increase (decrease) in FHLB borrowings	75,000	(8,000)
Decrease in repurchase agreements	-	(7,000)
Net cash provided by (used in) financing activities	65,911	(71,160)
Net increase (decrease) in cash and cash equivalents	22,724	(47,678)

Cash and Cash Equivalents:
Beginning	34,866	71,014
Ending	$57,590	$23,336

PATRIOT NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	(in thousands)
	Nine Months Ended
	September 30,
	2014	2013

Supplemental Disclosures of Cash Flow Information
Interest paid	$3,580	$3,914

Income taxes paid	$3	$3

Supplemental disclosures of noncash operating, investing and financing activities:

Unrealized holding gain (loss) on available for sale securities arising during the period	$552	$(839)

Reduction in deposits held for sale	$-	$10,167

Reduction in branch assets held for sale	$-	$12

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for the remainder of 2014.

Note 2:          Investment Securities

The amortized cost, gross unrealized losses and approximate fair values of available-for-sale securities at September 30, 2014 and December 31, 2013 are as follows:

		Gross
(in thousands)	Amortized	Unrealized	Fair
	Cost	Losses	Value
September 30, 2014:

U. S. Government agency bonds	$7,500	$(186)	$7,314
U. S. Government agency mortgage-backed securities	18,706	(399)	18,307
Corporate bonds	9,000	(50)	8,950
	$35,206	$(635)	$34,571

December 31, 2013:

U. S. Government agency bonds	$7,500	$(421)	$7,079
U. S. Government agency mortgage-backed securities	22,388	(636)	21,752
Corporate bonds	9,000	(130)	8,870
	$38,888	$(1,187)	$37,701

There were no purchases or sales of available-for-sale securities during 2014 as of September 30, 2014.

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at September 30, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2014:

U. S. Government agency bonds	$-	$-	$7,314	$(186)	$7,314	$(186)
U. S. Government agency mortgage - backed securities	-	-	18,307	(399)	18,307	(399)
Corporate bonds	-	-	8,950	(50)	8,950	(50)
Totals	$-	$-	$34,571	$(635)	$34,571	$(635)

December 31, 2013:

U. S. Government agency bonds	$7,079	$(421)	$-	$-	$7,079	$(421)
U. S. Government agency mortgage - backed securities	8,871	(291)	12,881	(345)	21,752	(636)
Corporate bonds	-	-	8,870	(130)	8,870	(130)
Totals	$15,950	$(712)	$21,751	$(475)	$37,701	$(1,187)

At September 30, 2014, all eleven available-for-sale securities had unrealized holding losses with aggregate depreciation of 1.8% from the amortized cost. At December 31, 2013, all eleven securities had unrealized losses with aggregate depreciation of 3.2% from the amortized cost.

Bancorp performs a quarterly analysis of those securities that are in an unrealized loss position to determine if those losses qualify as other-than-temporary impairments. This analysis considers the following criteria in its determination: the ability of the issuer to meet its obligations when the loss position is due to a deterioration in credit quality, management’s plans and ability to maintain its investment in the security, the length of time and the amount by which the security has been in a loss position, the interest rate environment, the general economic environment and prospects or projections for improvement or deterioration.

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on U.S. Government agency debt, corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

The amortized cost and fair value of available-for-sale debt securities at September 30, 2014 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

(in thousands)	Amortized Cost	Fair Value
Maturity:
Corporate bonds 5 to 10 years	$9,000	$8,950
U.S. Government agency bonds < 5 years	2,500	2,484
U.S. Government agency bonds 5 to 10 years	5,000	4,830
U.S. Government agency mortgage-backed securities	18,706	18,307
Total	$35,206	$34,571

Note 3: Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at September 30, 2014 and December 31, 2013 is as follows:

(in thousands)	September 30,	December 31,
	2014	2013
Real Estate
Commercial	$255,556	$222,772
Residential	85,942	106,968
Construction	8,622	260
Construction to permanent	11,725	11,372
Commercial	56,432	35,137
Consumer home equity	41,228	44,315
Consumer installment	4,301	3,005
Total Loans	463,806	423,829
Allowance for loan losses	(4,913)	(5,681)
Loans receivable, net	$458,893	$418,148

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Balance, beginning of period	$5,214	$5,322	$5,681	$6,016
Provision for loan losses	-	1,000	-	970
Loans charged-off	(326)	(123)	(828)	(840)
Recoveries of loans previously charged-off	25	17	60	70
Balance, end of period	$4,913	$6,216	$4,913	$6,216

The Company's lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County in New York. The Company originates commercial real estate loans, commercial business loans, and a variety of consumer loans. In addition, the Company previously had originated loans on residential real estate. All residential and commercial mortgage loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 75% of the market value of the collateral for commercial real estate at the date of the credit extension depending on the Company's evaluation of the borrowers' creditworthiness and type of collateral and up to 80% for multi–family real estate. In the case of construction loans, the maximum loan-to-value is 65% of the “as completed” appraised value. The appraised value of collateral is monitored on an ongoing basis and additional collateral is requested when warranted. Real estate is the primary form of collateral. Other important forms of collateral are accounts receivable, inventory, other business assets, marketable securities and time deposits.

Risk characteristics of the Company’s portfolio classes include the following:

Commercial Real Estate Loans – In underwriting commercial real estate loans, the Company evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loans. Repayment of such loans may be negatively impacted should the borrower default or should there be a substantial decline in the value of the property securing the loan or decline in general economic conditions. Where the owner occupies the property, the Company also evaluates the business ability to repay the loan on a timely basis. In addition, the Company may require personal guarantees, lease assignments and/or the guarantee of the operating company when the property is owner occupied.

Commercial and Industrial Loans – The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance accounts receivable, the purchase of inventory or new or used equipment and for other short or long-term working capital purposes. These loans are generally secured by business assets, but are also occasionally offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. Payments on such loans are often dependent upon the successful operation of the underlying business involved. Repayment of such loans may therefore be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of markets for the borrower’s products or services.

Residential Real Estate Loans – Home equity loans secured by real estate properties are offered by the Company. The company no longer offers residential mortgages, having exited this business in 2013. Repayment of residential real estate loans may be negatively impacted should the borrower have financial difficulties, should there be a significant decline in the value of the property securing the loan or should there be decline in general economic conditions.

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

Other/Consumer Loans – The Company also offers installment loans, credit cards, consumer overdraft and reserve lines of credit to individuals.  Repayments of such loans are often dependent on the personal income of the borrower which may be negatively impacted by adverse changes in economic conditions. The Company does not place a high emphasis on originating these types of loans.

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burdened ratios.

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months ended September 30, 2014. The following table also details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)

Three months ended		Commercial		Construction to
September 30, 2014	Commercial	Real Estate	Construction	Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,478	$1,125	$-	$149	$630	$694	$138	$5,214
Charge-offs	(25)	(297)	-	-	-	(4)	-	(326)
Recoveries	-	15	10	-	-	-	-	25
Provision	(263)	261	66	(27)	(76)	-	39	$-
Ending Balance	$2,190	$1,104	$76	$122	$554	$690	$177	$4,913
Ending balance: individually evaluated for impairment	$1,513	$4	$-	$-	$-	$3	$-	$1,520
Ending balance: collectively evaluated for impairment	677	1,100	76	122	554	687	177	3,393
Total Allowance for Loan Losses	$2,190	$1,104	$76	$122	$554	$690	$177	$4,913

Total Loans ending balance	$56,432	$255,556	$8,622	$11,725	$85,942	$45,529	$-	$463,806

Ending balance: individually evaluated for impairment	$5,827	$8,404	$-	$-	$4,978	$558	$-	$19,767

Ending balance: collectively evaluated for impairment	$50,605	$247,152	$8,622	$11,725	$80,964	$44,971	$-	$444,039

The following table sets forth activity in our allowance for loan losses, by loan type, for the nine months ended September 30, 2014. The following table also details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)

Nine months ended		Commercial		Construction
September 30, 2014	Commercial	Real Estate	Construction	to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,285	$1,585	$260	$25	$795	$534	$197	$5,681
Charge-offs	(37)	(297)	(260)	-	(195)	(39)	-	(828)
Recoveries	4	45	10	-	-	1	-	60
Provision	(62)	(229)	66	97	(46)	194	(20)	-

Ending Balance	$2,190	$1,104	$76	$122	$554	$690	$177	$4,913
Ending balance: individually evaluated for impairment	$1,513	$4	$-	$-	$-	$3	$-	$1,520
Ending balance: collectively evaluated for impairment	677	1,100	76	122	554	687	177	3,393

Total Allowance for Loan Losses	$2,190	$1,104	$76	$122	$554	$690	$177	$4,913

Total Loans ending balance	$56,432	$255,556	$8,622	$11,725	$85,942	$45,529	$-	$463,806

Ending balance: individually evaluated for impairment	$5,827	$8,404	$-	$-	$4,978	$558	$-	$19,767

Ending balance: collectively evaluated for impairment	$50,605	$247,152	$8,622	$11,725	$80,964	$44,971	$-	$444,039

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months ended September 30, 2013. The following table also details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)

Three months ended September 30, 2013	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,722	$1,953	$236	$24	$934	$244	$209	$5,322
Charge-offs	(14)	-	(107)	-	-	(2)	-	(123)
Recoveries	1	15	-	-	-	1	-	17
Provision	1,051	(167)	(13)	1	86	(14)	56	$1,000
Ending Balance	$2,760	$1,801	$116	$25	$1,020	$229	$265	$6,216
Ending balance: individually evaluated for impairment	$2,200	$513	$116	$-	$326	$2	$-	$3,157
Ending balance: collectively evaluated for impairment	560	1,288	-	25	694	227	265	3,059
Total Allowance for Loan Losses	$2,760	$1,801	$116	$25	$1,020	$229	$265	$6,216

Total Loans ending balance	$40,142	$223,459	$335	$10,296	$114,153	$47,687	$-	$436,072

Ending balance: individually evaluated for impairment	$6,109	$13,431	$335	$1,205	$8,782	$655	$-	$30,517

Ending balance: collectively evaluated for impairment	$34,033	$210,028	$-	$9,091	$105,371	$47,032	$-	$405,555

The following table sets forth activity in our allowance for loan losses, by loan type, for the nine months ended September 30, 2013. The following table also details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)

Nine months ended September 30, 2013	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$942	$3,509	$311	$19	$897	$217	$121	$6,016
Charge-offs	(15)	(289)	(130)	-	(385)	(21)	-	(840)
Recoveries	3	44	20	-	1	2	-	70
Provision	1,830	(1,463)	(85)	6	507	31	144	970
Ending Balance	$2,760	$1,801	$116	$25	$1,020	$229	$265	$6,216
Ending balance: individually evaluated for impairment	$2,200	$513	$116	$-	$326	$2	$-	$3,157
Ending balance: collectively evaluated for impairment	560	1,288	-	25	694	227	265	3,059
Total Allowance for Loan Losses	$2,760	$1,801	$116	$25	$1,020	$229	$265	$6,216

Total Loans ending balance	$40,142	$223,459	$335	$10,296	$114,153	$47,687	$-	$436,072

Ending balance: individually evaluated for impairment	$6,109	$13,431	$335	$1,205	$8,782	$655	$-	$30,517

Ending balance: collectively evaluated for impairment	$34,033	$210,028	$-	$9,091	$105,371	$47,032	$-	$405,555

The following table details for the year ended December 31, 2013 the amount of loans receivable that were evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that was allocated to each loan portfolio segment.

(in thousands)

		Commercial		Construction
2013	Commercial	Real Estate	Construction	to Permanent	Residential	Consumer	Unallocated	Total

Total Loans ending balance	$35,137	$222,772	$260	$11,372	$106,968	$47,320	$-	$423,829

Ending balance: individually evaluated for impairment	6,152	7,766	260	1,189	6,060	594	-	22,021

Ending balance: collectively evaluated for impairment	$28,985	$215,006	$-	$10,183	$100,908	$46,726	$-	$401,808

The Company monitors the credit quality of its loans receivable in an ongoing manner. Credit quality is monitored by reviewing certain credit quality indicators, including loan to value ratios, debt service coverage ratios and credit scores.

Appraisals on properties securing non-performing loans and Other Real Estate Owned (“OREO”) are updated annually. We update our impairment analysis monthly based on the most recent appraisal as well as other factors (such as senior lien positions, property taxes, etc.).

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

The Company has a risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign an Obligor and a Facility risk rating to each loan in their portfolio at origination, which is ratified or modified by the Committee to which the loan is submitted for approval. When the lender learns of important financial developments, the risk rating is reviewed accordingly, and adjusted if necessary. Similarly, the Loan Committee can adjust a risk rating. The Company employs a loan officer whose responsibility is to independently review the ratings annually for all commercial credits over $250,000.

In addition, the Company engages a third party independent loan reviewer that performs quarterly reviews of a sample of loans, validating the Bank’s risk ratings assigned to such loans. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses. Any upgrades to classified loans must be approved by the Management Loan Committee.

When assigning a risk rating to a loan, management utilizes the Bank’s internal eleven-point risk rating system. An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Company to sufficient risk to warrant classification in one of the following categories:

●

An asset is considered “substandard” if it is not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected.

●

Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

Charge–off generally commences after the loan is classified “doubtful” to reduce the loan to its recoverable balance. If the account is classified as “loss”, the full balance is charged off regardless of the potential recovery from the sale of the collateral. That amount is recognized as a recovery after the collateral is sold.

In accordance with FFIEC (“Federal Financial Institutions Examination Council”) published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” credits are charged-off when 180 days delinquent and “Closed-end” credits are charged-off when 120 days delinquent.

  The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at September 30, 2014:

CREDIT RISK PROFILE BY CREDIT WORTHINESS CATEGORY

(Dollars in thousands)

			Commercial Real				Construction to		Residential Real
	Commercial		Estate		Construction		Permanent		Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$47,027	$3,296	$241,743	$6,614	$8,622	$-	$9,971	$1,754	$65,540	$18,489	$43,109	$1,738	$679	$448,582
Special Mention	128	-	2,721	2,005	-	-	-	-	-	-	-	-	-	4,854
Substandard	5,981	-	2,331	142	-	-	-	-	1,533	380	3	-	-	10,370
	$53,136	$3,296	$246,795	$8,761	$8,622	$-	$9,971	$1,754	$67,073	$18,869	$43,112	$1,738	$679	$463,806

CREDIT RISK PROFILE

(in thousands)

		Commercial Real		Construction to	Residential
	Commercial	Estate	Construction	Permanent	Real Estate	Consumer	Totals

Performing	$50,604	$255,414	$8,622	$11,725	$84,029	$45,526	$455,920
Non Performing	5,828	142	-	-	1,913	3	7,886
Total	$56,432	$255,556	$8,622	$11,725	$85,942	$45,529	$463,806

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2013:

CREDIT RISK PROFILE BY CREDIT WORTHINESS CATEGORY

(in thousands)

			Commercial Real				Construction to		Residential Real
	Commercial		Estate		Construction		Permanent		Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$23,672	$3,868	$198,787	$7,940	$-	$-	$10,183	$-	$83,253	$20,778	$42,780	$3,849	$650	$395,760
Special Mention	170	-	6,551	2,496	-	-	-	-	-	-	-	-	-	9,217
Substandard	7,427	-	3,684	3,314	60	200	1,189	-	1,980	957	10	31	-	18,852
	$31,269	$3,868	$209,022	$13,750	$60	$200	$11,372	$-	$85,233	$21,735	$42,790	$3,880	$650	$423,829

CREDIT RISK PROFILE

(in thousands)

		Commercial Real		Construction	Residential
	Commercial	Estate	Construction	to Permanent	Real Estate	Consumer	Totals

Performing	$28,985	$221,007	$-	$10,183	$104,030	$47,287	$411,492
Non Performing	6,152	1,765	260	1,189	2,938	33	12,337
Total	$35,137	$222,772	$260	$11,372	$106,968	$47,320	$423,829

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The unpaid principal balances of loans on nonaccrual status and considered impaired were $7.9 million at September 30, 2014 and $12.3 million at December 31, 2013. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $17,000 of additional income during the quarter ended September 30, 2014 and $257,000 during the quarter ended September 30, 2013. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $52,000 of additional income for the nine months ended September 30, 2014 and $754,000 for the nine month ended September 30, 2013.

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at September 30, 2014:

	Non-Accrual and Past Due Loans
(in thousands)	Non-Accrual Loans

2014
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non- Accrual and Past Due Loans
Commercial
Pass	$-	$-	$-	$-	$-	$942	$942
Substandard	-	4	15	19	5,809	-	5,828
Total Commercial	$-	$4	$15	$19	$5,809	$942	$6,770
Commercial Real Estate
Substandard	$-	$-	$-	$-	$142	$-	$142
Total Commercial Real Estate	$-	$-	$-	$-	$142	$-	$142
Residential Real Estate
Substandard	$-	$-	$1,913	$1,913	$-	$-	$1,913
Total Residential Real Estate	$-	$-	$1,913	$1,913	$-	$-	$1,913
Consumer
Substandard	$-	$3	$-	$3	$-	$-	$3
Total Consumer	$-	$3	$-	$3	$-	$-	$3

Total	$-	$7	$1,928	$1,935	$5,951	$942	$8,828

Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have at least six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain troubled debt restructures (TDRs) are placed on non-accrual status.

At September 30, 2014, $6.0 million or 76% of the non-accruing loan balance of $7.9 million was current.

There were 5 loans totaling $942,000 that were past due ninety days or more and still accruing interest at September 30, 2014. All were mature lines of credit awaiting renewal. There were two such loans at December 31, 2013, totaling $866,000.

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2013:

	Non-Accrual and Past Due Loans
(in thousands)	Non-Accrual Loans

2013						>90 Days	Total Non-
			Greater			Past Due	Accrual and
	31-60 Days	61-90 Days	Than	Total Past		and	Past Due
	Past Due	Past Due	90 Days	Due	Current	Accruing	Loans
Commercial
Pass	$-	$-	$-	$-	$-	$25	$25
Substandard	-	-	2	2	6,150	-	6,152
Total Commercial	$-	$-	$2	$2	$6,150	$25	$6,177
Commercial Real Estate
Substandard	$-	$-	$1,765	$1,765	$-	$841	$2,606
Total Commercial Real Estate	$-	$-	$1,765	$1,765	$-	$841	$2,606
Construction
Substandard	$-	$-	$260	$260	$-	$-	$260
Total Construction	$-	$-	$260	$260	$-	$-	$260
Construction to Permanent
Substandard	$-	$-	$-	$-	$1,189	$-	$1,189
Total Construction to Permanent	$-	$-	$-	$-	$1,189	$-	$1,189
Residential Real Estate
Substandard	$-	$-	$2,553	$2,553	$385	$-	$2,938
Total Residential Real Estate	$-	$-	$2,553	$2,553	$385	$-	$2,938
Consumer
Substandard	$-	$-	$2	$2	$31	$-	$33
Total Consumer	$-	$-	$2	$2	$31	$-	$33

Total	$-	$-	$4,582	$4,582	$7,755	$866	$13,203

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at September 30, 2014.

(in thousands)	Performing (Accruing) Loans

2014						Total Non-
					Total	Accrual and
	31-60 Days	61-90 Days	Total Past		Performing	Past Due
	Past Due	Past Due	Due	Current	Loans	Loans	Total Loans
Commercial
Pass	$93	$-	$93	$49,288	$49,381	$942	$50,323
Special Mention	-	-	-	128	128	-	128
Substandard	-	-	-	153	153	5,828	5,981
Total Commercial	$93	$-	$93	$49,569	$49,662	$6,770	$56,432
Commercial Real Estate
Pass	$583	$-	$583	$247,774	$248,357	$-	$248,357
Special Mention	1,050	-	1,050	3,676	4,726	-	4,726
Substandard	-	-	-	2,331	2,331	142	2,473
Total Commercial Real Estate	$1,633	$-	$1,633	$253,781	$255,414	$142	$255,556
Construction
Pass	$-	$-	$-	$8,622	$8,622	$-	$8,622
Total Construction	$-	$-	$-	$8,622	$8,622	$-	$8,622
Construction to Permanent
Pass	$-	$-	$-	$11,725	$11,725	$-	$11,725
Total Construction to Permanent	$-	$-	$-	$11,725	$11,725	$-	$11,725
Residential Real Estate
Pass	$502	$-	$502	$83,527	$84,029	$-	$84,029
Substandard	-	-	-	-	-	1,913	1,913
Total Residential Real Estate	$502	$-	$502	$83,527	$84,029	$1,913	$85,942
Consumer
Pass	$21	$-	$21	$45,505	$45,526	$-	$45,526
Substandard	-	-	-	-	-	3	3
Total Consumer	$21	$-	$21	$45,505	$45,526	$3	$45,529
Total
Pass	$1,199	$-	$1,199	$446,441	$447,640	$942	$448,582
Special Mention	1,050	-	1,050	3,804	4,854	-	4,854
Substandard	-	-	-	2,484	2,484	7,886	10,370
Grand Total	$2,249	$-	$2,249	$452,729	$454,978	$8,828	$463,806

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at December 31, 2013.

(in thousands)	Performing (Accruing) Loans

						Total Non-
2013						Accrual and
	31-60 Days	61-89 Days	Total Past		Total Loan	Past Due	Total Loans
	Past Due	Past Due	Due	Current	Balances	Loans	Receivable
Commercial
Pass	$725	$-	$725	$26,790	$27,515	$25	$27,540
Special Mention	-	-	-	170	170	-	170
Substandard	-	-	-	1,275	1,275	6,152	7,427
Total Commercial	$725	$-	$725	$28,235	$28,960	$6,177	$35,137
Commercial Real Estate
Pass	$1,845	$266	$2,111	$204,615	$206,726	$-	$206,726
Special Mention	-	-	-	9,047	9,047	-	9,047
Substandard	-	-	-	4,394	4,394	2,605	6,999
Total Commercial Real Estate	$1,845	$266	$2,111	$218,056	$220,167	$2,605	$222,772
Construction
Substandard	$-	$-	$-	$-	$-	$260	$260
Total Construction	$-	$-	$-	$-	$-	$260	$260
Construction to Permanent
Pass	$-	$-	$-	$10,183	$10,183	$-	$10,183
Substandard	-	-	-	-	-	1,189	1,189
Total Construction to Permanent	$-	$-	$-	$10,183	$10,183	$1,189	$11,372
Residential Real Estate
Pass	$32	$-	$32	$103,998	$104,030	$-	$104,030
Substandard	-	-	-	-	-	2,938	2,938
Total Residential Real Estate	$32	$-	$32	$103,998	$104,030	$2,938	$106,968
Consumer
Pass	$350	$561	$911	$46,368	$47,279	$-	$47,279
Substandard	7	-	7	-	7	34	41
Total Consumer	$357	$561	$918	$46,368	$47,286	$34	$47,320
Total
Pass	$2,602	$266	$2,868	$345,586	$348,454	$25	$348,479
Special Mention	-	-	-	9,217	9,217	-	9,217
Substandard	-	-	-	5,669	5,669	13,144	18,813
Grand Total	$2,959	$827	$3,786	$406,840	$410,626	$13,203	$423,829

Impaired loans consist of non-accrual loans, TDRs, and loans previously classified as TDRs that have been upgraded. The average recorded investment in impaired loans for the three and nine months ended September 30, 2014 was $21.5 million and $21.6 million respectively. For the three months ended September 30, 2014 and 2013, the interest collected and recognized as income on impaired loans, was approximately $204,000 and $124,000 respectively. For the nine months ended September 30, 2014 and 2013, the interest collected on impaired loans was approximately $589,000 and $344,000 respectively.

The recorded investment of impaired loans at September 30, 2014 and December 31, 2013 was $19.8 million and $22.0 million, with related allowances of $1.5 million and $1.9 million, respectively.

The following table summarizes impaired loans as of September 30, 2014:

	Recorded	Unpaid Principal
(in thousands)	Investment	Balance	Related Allowance

With no related allowance recorded:
Commercial	$4	$96	$-
Commercial Real Estate	8,262	9,077	-
Construction	-	732	-
Residential	4,978	5,087	-
Consumer	555	635	-
Total:	$13,799	$15,627	$-

With an allowance recorded:
Commercial	$5,823	$5,823	$1,513
Commercial Real Estate	142	186	4
Consumer	3	3	3
Total:	$5,968	$6,012	$1,520

Commercial	$5,827	$5,919	$1,513
Commercial Real Estate	8,404	9,263	4
Construction	-	732	-
Residential	4,978	5,087	-
Consumer	558	638	3
Total:	$19,767	$21,639	$1,520

The following table summarizes impaired loans as of December 31, 2013:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$2	$151	$-
Commercial Real Estate	7,596	8,316	-
Construction to Permanent	1,189	1,417	-
Residential	5,103	7,636	-
Consumer	592	671	-
Total:	$14,482	$18,191	$-

With an allowance recorded:
Commercial	$6,150	$6,150	$1,500
Commercial Real Estate	170	214	31
Construction	260	732	260
Residential	957	1,097	98
Consumer	2	2	2
Total:	$7,539	$8,195	$1,891

Commercial	$6,152	$6,301	$1,500
Commercial Real Estate	7,766	8,530	31
Construction	260	732	260
Construction to Permanent	1,189	1,417	-
Residential	6,060	8,733	98
Consumer	594	673	2
Total:	$22,021	$26,386	$1,891

Included in the tables above at September 30, 2014 and December 31, 2013 are loans with carrying balances of $13.8 million and $14.5 million that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to assist customers who may be experiencing financial difficulty. If the borrower is experiencing financial difficulties and a concession has been made, the loan is classified as a troubled debt restructured loan.

At September 30, 2014, there were 2 loans totaling $2.1 million that were considered “TDRs”. Interest income was being accrued on both loans. At December 31, 2013 there were 2 loans totaling $2.2 million that were considered TDRs. One loan of $1.2 million was on non-accrual status.

The following table presents the total troubled debt restructured loans as of September 30, 2014:

	Accrual		Non-accrual		Total
(Dollars in thousands)	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	2	$2,091	-	$-	2	$2,091
Total Troubled Debt Restructurings	2	$2,091	-	$-	2	$2,091

The following table presents the total troubled debt restructured loans as of December 31, 2013:

	Accrual		Non-accrual		Total
(Dollars in thousands)	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	1	$991	-	$-	1	$991
Construction to Permanent	-	-	1	1,197	1	1,197
Total Troubled Debt Restructurings	1	$991	1	$1,197	2	$2,188

No loans were modified in troubled debt restructurings during the three months ended September 30, 2014. The following table summarizes loans that were modified in troubled debt restructurings during the nine months ended September 30, 2014.

	Nine months ended September 30, 2014
		Pre-Modification		Post-Modification
	Number of	Outstanding Recorded	Number of	Outstanding Recorded
(Dollars in thousands)	Relationships	Investment	Relationships	Investment
Commercial Real Estate	2	$2,439	2	$2,430
Total Troubled Debt Restructurings	2	$2,439	2	$2,430

Substantially all troubled debt restructured loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate, an extension of the term of the loan, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we often obtain additional collateral or guarantor support when modifying commercial loans. If the borrower had demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (at least six consecutive months of payments) and both principal and interest are deemed collectible. All troubled debt restructurings are impaired loans, which are individually evaluated for impairment.

Note 4:          Deposits

The following table is a summary of the Company’s deposits at:

	September 30,	December 31,
(in thousands)	2014	2013

Non-interest bearing	$62,657	$55,358

Interest bearing
NOW	25,818	28,618
Savings	85,831	80,983
Money market	25,722	29,310
Time certificates, less than $100,000	120,127	129,548
Time certificates, $100,000 or more	94,975	106,387
Brokered Deposits (CDARS)	5,985	-
Total interest bearing	358,458	374,846
Total Deposits	$421,115	$430,204

Note 5:          Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive to directors and employees of the Company by the grant of options, restricted stock awards or phantom stock units. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. As of September 30, 2014, 2,202,100 shares of stock remain available for issuance under the Plan. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall determine the vesting of restricted stock awards and stock options. Restricted stock grants are available to directors and employees and vest in quarterly or annual installments over a three, four or five year period from the date of grant. The Compensation Committee accelerated the vesting of the initial grant of restricted stock for directors in 2012, whereby the first year of the tranche vested immediately. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis.

During the three months ended September 30, 2014 and September 30, 2013, the Company recorded $73,000 and $55,000 of total stock-based compensation, respectively. During the nine months ended September 30, 2014 and September 30, 2013, the Company recorded $203,000 and $71,000 of total stock-based compensation, respectively. During the nine months ended September 30, 2014, there were 385,652 shares granted under the 2012 Stock Plan.

The following is a summary of the status of the Company’s restricted shares as of September 30, 2014, and changes therein during the period then ended.

	Number of	Weighted
	Shares	Average Grant
	Awarded	Date Fair Value
Non-vested at December 31, 2013	281,835	$1.26
Granted	385,652	1.04
Vested	(13,313)	1.73
Non-vested at September 30, 2014	654,174	$1.12

Expected future stock award expense related to the non-vested restricted awards as of September 30, 2014, is $555,000 over an average period of 2.56 years.

The Company had no outstanding stock options at September 30, 2014.

Note 6:     Income Taxes

For the three month and year-to-date periods ended September 30, 2014, the bank recorded an income tax benefit of approximately $16.8 million. This compares to no income tax benefit or expense for the three month period ended September 30, 2013, and a $21,000 benefit last September 30, year to date. The year over year variance is due to the company’s release of $16.8 million of its deferred tax asset valuation allowance.

As measured under the rules of the Tax Reform Act of 1986, the Company had undergone a greater than 50% change of ownership in 2010. Consequently, use of the Company's net operating loss carry forward and certain built in deductions available against future taxable income in any one year are limited. The maximum amount of carry forwards available in a given year is limited to the product of the Company's fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carry forward not utilized in prior years.

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

Under US GAAP companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. The deferred tax position has been affected by several significant transactions in prior years.  These transactions include provision for loan losses, the levels of non-accrual loans and other-than-temporary impairment write-offs of certain investments, as well as a loss on the bulk sale of loans in 2011. As a result, the Company had concluded that it was not more-likely-than-not that the Company would be able to realize its deferred tax assets and, accordingly, had established a full valuation allowance totaling $14.4 million against the deferred tax asset balance remaining after the IRC 382 write-down (see below). As part of our ongoing evaluation of the reliability of our deferred tax assets it was determined that $16.8 million of the valuation allowance was now more likely than not to be realized as future tax benefits. The release of the valuation allowance in the current quarter reflects the impacts of various factors, such as: a strong positive trend in financial performance over the last four quarters, forecasted 2015 and future period taxable income, significant improvements in the quality of the loan portfolio and favorable changes in operations which permanently reduce operating expenses. These factors provided sufficient evidence as to the reliability of the deferred tax assets.

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

Non-vested restricted stock awards did not have an impact on the diluted earnings per share. The Company had no outstanding stock options. The following is information about the computation of income (loss) per share for the three and nine months ended September 30, 2014 and 2013:

Three months ended September 30, 2014
		Weighted Average
		Common Shares
	Net Income	O/S	Amount
Basic and Diluted Income Per Share
Income attributable to common shareholders	$17,261,000	38,502,062	$0.45

Three months ended September 30, 2013		Weighted Average
		Common Shares
	Net Loss	O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(2,370,000)	38,409,683	$(0.06)

Nine months ended September 30, 2014		Weighted Average
		Common Shares
	Net Income	O/S	Amount
Basic and Diluted Income Per Share
Income attributable to common shareholders	$18,105,000	38,497,625	$0.47

Nine months ended September 30, 2013		Weighted Average
		Common Shares
	Net Loss	O/S	Amount
Basic and Diluted Loss Per Share
Loss attributable to common shareholders	$(8,239,000)	38,426,431	$(0.21)

Note 8:          Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Before Tax		Net of Tax	Before Tax		Net of Tax
( in thousands)	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gains arising during the period	$51	$-	$51	$552	$-	$552

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding (losses) arising during the period	$(265)	$-	$(265)	$(839)	$-	$(839)

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

Financial instruments whose contractual amounts represent credit risk at September 30, 2014 are as follows:

Commitments to extend credit:	(in thousands)
Future loan commitments	$12,412
Home equity lines of credit	25,277
Unused lines of credit	33,727
Undisbursed construction loans	8,381
Financial standby letters of credit	1,118
$80,915

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial property, deposits and securities. The bank has established a reserve of $12,000 as of September 30, 2014 for these commitments.

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

Note 10:     Regulatory and Operational Matters

On September 29, 2014, Patriot National Bancorp, Inc. was notified by the Office of the Comptroller of the Currency (the "OCC") that the formal agreement between Patriot National Bank (the "Bank") and the OCC, dated February 9, 2009, had been terminated. This action was taken because the OCC no longer considers the Bank to be in "troubled condition". The decision to terminate the formal agreement was due to, among other things, the satisfactory ratings of the Bank's asset quality, liquidity, management and regulatory capital position following the Bank’s successful control recapitalization and turnaround plan.

The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2014 and December 31, 2013 were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2014

The Company:

Total Capital (to Risk Weighted Assets)	$62,689	13.84%	$36,234	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	57,777	12.76%	18,117	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	57,777	10.60%	21,808	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$62,582	13.83%	$36,208	8.00%	$54,312	12.00%
Tier 1 Capital (to Risk Weighted Assets)	57,669	12.74%	18,104	4.00%	47,523	10.50%
Tier 1 Capital (to Average Assets)	57,669	10.58%	21,794	4.00%	49,037	9.00%

December 31, 2013

The Company:

Total Capital (to Risk Weighted Assets)	$56,060	13.95%	$32,153	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	51,027	12.70%	16,076	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	51,027	9.33%	21,888	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$55,758	13.86%	$32,187	8.00%	$48,280	12.00%
Tier 1 Capital (to Risk Weighted Assets)	50,730	12.61%	16,093	4.00%	42,245	10.50%
Tier 1 Capital (to Average Assets)	50,730	9.28%	21,872	4.00%	49,212	9.00%

Note 11:      Fair Value and Interest Rate Risk

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. A fair value hierarchy has been established that prioritizes the inputs used to measure fair value, requiring entities to maximize the use of observable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs generally require significant management judgment.

The three levels within the fair value hierarchy are as follows:

●

Level 1- Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities and certain U.S. and government agency debt securities).

●	Level 2- Observable inputs other than quoted prices included in Level 1, such as:
■	quoted prices for similar assets or liabilities in active markets (such as U.S. agency and government sponsored mortgage-backed securities)
■

quoted prices for identical or similar assets or liabilities in less active markets (such as certain U.S. and government agency debt securities, and corporate and municipal debt securities that trade infrequently)

■	Other inputs that are observable for substantially the full term of the asset or liability (i.e. interest rates, yield curves, prepayment speeds, default rates, etc.)

●

Level 3- Valuation techniques that require unobservable inputs that are supported by little or no market activity and are significant to the fair value measurement of the asset or liability (such as pricing and discounted cash flow models that typically reflect management’s estimates of the assumptions a market participant would use in pricing the asset or liability).

A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial and non-financial instruments not recorded at fair value, is set forth below.

Cash and due from banks, federal funds sold, short-term investments and accrued interest receivable and payable: The carrying amount is a reasonable estimate of fair value and accordingly these are classified as Level 1. These financial instruments are not recorded at fair value on a recurring basis.

Available-for-Sale Securities: These financial instruments are recorded at fair value on a recurring basis in the financial statements. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.

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

Loans: For variable rate loans, which reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using the period end rates, estimated by using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. As estimates are dependent on management’s observations, loans are classified as Level 3. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

Other Real Estate Owned: The fair value of OREO properties the Company may obtain is based on the estimated current property valuations less estimated selling costs. When the fair value is based on current observable appraised values, OREO is classified within Level 2. The Company classifies the OREO within Level 3 when unobservable adjustments are made to appraised values. The Company does not record other real estate owned at fair value on a recurring basis.

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

The following table details the financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

(in thousands)
	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
September 30, 2014	(Level 1)	(Level 2)	(Level 3)	September 30, 2014

U.S. Government agency mortgage- backed securities	$-	$18,307	$-	$18,307
U.S. Government agency bonds	-	7,314	-	7,314
Corporate bonds	-	8,950	-	8,950

Securities available for sale	$-	$34,571	$-	$34,571

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013

U.S. Government agency mortgage- backed securities	$-	$21,752	$-	$21,752
U.S. Government agency bonds	-	7,079	-	7,079
Corporate bonds	-	8,870	-	8,870
		-	-
Securities available for sale	$-	$37,701	$-	$37,701

There were no transfers of assets between levels 1, 2 or 3 as of September 30, 2014 or December 31, 2013. Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following reflects financial assets measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized:

	Quoted Prices in	Significant	Significant
(in thousands)	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Balance
	(Level 1)	(Level 2)	(Level 3)
September 30, 2014

Non-accrual loans	$-	$-	$6,366	$6,366

December 31, 2013

Non-accrual loans	$-	$-	$11,312	$11,312

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of September 30, 2014 and December 31, 2013 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at September 30, 2014 and December 31, 2013:

		September 30, 2014		December 31, 2013
(in thousands)	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$1,530	$1,530	$1,570	$1,570
Interest-bearing deposits due from banks	Level 1	56,060	56,060	33,295	33,295
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	1,541	1,541	1,444	1,444
Federal Home Loan Bank stock	Level 2	6,428	6,428	4,143	4,143
Loans receivable, net	Level 3	458,893	463,161	418,148	424,831
Accrued interest receivable	Level 1	1,649	1,649	1,566	1,566

Financial Liabilities:
Demand deposits	Level 1	$62,657	$62,657	$55,358	$55,358
Savings deposits	Level 1	85,831	85,831	80,983	80,983
Money market deposits	Level 1	25,722	25,722	29,310	29,310
NOW accounts	Level 1	25,818	25,818	28,618	28,618
Time deposits	Level 2	221,087	221,256	235,935	236,602
FHLB Borrowings	Level 2	132,000	132,000	57,000	57,000
Subordinated debentures	Level 2	2,191	2,191	8,248	8,248
Accrued interest payable	Level 1	92	92	1,388	1,388

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at September 30, 2014 and December 31, 2013. The estimated fair value of fee income on letters of credit at September 30, 2014 and December 31, 2013 was also insignificant.

Note 12:     Restructuring Charges and Asset Disposals

The Company recorded no restructuring charges for the nine months ended September 30, 2014, compared to $448,000 in the same period as last year. These costs are included in restructuring charges and asset disposals in the Consolidated Statements of Operations. The $448,000 of restructuring charges for the nine months ended September 30, 2013 consisted of workforce reduction related charges of $569,000 partially offset by $121,000 reduction in existing restructuring reserves related to lease liability costs.

On May 29, 2013, the Company purchased a branch location where the cost of the lease exceeded the cost to own. Purchase of this branch resulted in a reduction of $121,000 in future lease liability costs which had been included as part of a restructuring initiative in 2011.

On June 13, 2013, the Company executed a workforce reduction of the residential lending group and retail operations to further reduce operating expenses. There were nineteen employees in total affected by this announcement. Restructuring charges for this initiative resulted in $515,000 in severance expenses. During July 2013, there was an additional workforce reduction, resulting in restructuring charges of $54,000 in severance expenses.

There were no remaining restructuring reserves at September 30, 2014.

Note 13:     Recent Accounting Pronouncements

Recently Adopted Accounting Standards Updates

ASU No. 2013-11 - Income Taxes (Topic 740) - "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward ,a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force)." – The ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, as applicable. To the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. This update was adopted effective January 1, 2014 and will be applied prospectively; however, its netting provisions are consistent with the Company’s previous presentation, as applicable, and as a result did not require additional disclosures

Recently Issued Accounting Standards Updates

ASU 2014-14, “Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40)” – Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure which will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The Company does not expect the application of this guidance to have a material impact on the Company's consolidated financial statements.

ASU No. 2014-12, Compensation-Stock Compensation (Topic 718) “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” – The ASU provides explicit guidance to account for a performance target that could be achieved after the requisite service period as a performance condition. For awards within the scope of this Update, the Task Force decided that an entity should apply existing guidance in Topic 718 as it relates to share-based payments with performance conditions that affect vesting. Consistent with that guidance, performance conditions that affect vesting should not be reflected in estimating the fair value of an award at the grant date. Compensation cost should be recognized when it is probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments are effective for annual and interim periods beginning after January 1, 2016. The Company does not expect the application of this guidance to have a material impact on the Company's consolidated financial statements.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” – which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

ASU No. 2014-04, “Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure,” was issued to clarify that when an in substance repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for annual reporting periods beginning after December 15, 2014. The Company does not expect the application of this guidance to have a material impact on the Company's consolidated financial statements.

ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects (Topic 323)“- allows an entity that invests in low income housing projects and meets all the specified conditions to use the proportional amortization method to account for the costs of those investments. The effective date is for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company does not expect the application of this guidance to have a material impact on the Company's consolidated financial statements.

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

Summary

Bancorp reported net income of $17.3 million ($0.45 basic and diluted income per share) for the quarter ended September 30, 2014; an increase of $19.7 million, compared to net loss of $2.4 million ($0.06 basic and diluted loss per share) for the quarter ended September 30, 2013. Results for the quarter ended September 30, 2014 included a tax benefit of $16.8 million due to reversal of most of the Company’s deferred tax asset. Results for the quarter ended September 30, 2013 included prepayment penalty fees on borrowings of $1.4 million and net restructuring charges of $54,000.

For the nine months ended September 30, 2014, Bancorp reported net income of $18.1 million ($0.47 basic and diluted income per share); an increase of $26.3 million, compared to net loss of $8.2 million ($0.21 basic and diluted loss per share) for the nine months ended September 30, 2013. Results for the nine months ended September 30, 2014 included a tax benefit of $16.8 million due to reversal of most of the Company’s deferred tax asset. Results for the nine months ended September 30, 2013 included prepayment penalty fees on borrowings of $4.1 million and net restructuring charges of $448,000.

Bancorp’s improved operating performance is primarily the result of profit improvement initiatives implemented during the past 18 months. Some of the more significant initiatives included:

●	Prepayment of high cost borrowings and strategic repricing of deposits resulting in a reduction of the Company’s cost of funds
●	Asset quality improvement has reduced related expenses and increased loan yields
●	Exit from the Residential Mortgage Lending business created expense savings in excess of revenue reduction
●	Purchasing three branch properties previously leased resulted in reduced occupancy expense and additional rental income
●	Reduction of excess staffing
●	Contract renegotiation with major vendors and replacement of some existing vendors resulted in operating expense savings

Total assets increased $83.1 million, or 15%, from $541.2 million at December 31, 2013 to $624.3 million at September 30, 2014.

●	Cash and cash equivalents increased $22.7 million from $34.9 million at December 31, 2013 to $57.6 million at September 30, 2014.
●	The net loan portfolio increased $40.8 million, or 9.7%, from $418.1 million at December 31, 2013 to $458.9 million at September 30, 2014.
●	The deferred tax asset increased $16.8 million due to reserve reversal of this amount in the quarter ended September 30, 2014.

Total liabilities increased $64.2 million from $499.4 million at December 31, 2013 to $563.6 million at September 30, 2014.

●

Deposits decreased $9.1 million from $430.2 million at December 31, 2013 to $421.1 million at September 30, 2014. Interest bearing deposits decrease of $16.4 million was partially offset by non-interest bearing deposits increase of $7.3 million.

●	Borrowings increased $75.0 million.

Equity increased $18.9 million from $41.8 million at December 31, 2013 to $60.7 million at September 30, 2014.

The Company released most of the reserve held against its deferred tax asset during the third quarter of 2014, increasing its capital position and book value.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $22.7 million, or 65%, to $57.6 million at September 30, 2014 compared to $34.9 million at December 31, 2013, reflecting the Bank’s actions to increase liquidity. The liquidity ratio was 13.49% at September 30, 2014 compared to 11.50% at December 31, 2013.

Investments

The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

(Dollars in thousands)	September 30,	December 31,
	2014	2013	Inc/ (Dec)	Inc/(Dec) %

U.S. Government Agency bonds	$7,314	$7,079	$235	3.3%
U.S. Government Agency mortgage- backed securities	18,307	21,752	(3,445)	(15.8)
Corporate bonds	8,950	8,870	80	0.9
Total Available-for-Sale Securities	$34,571	$37,701	$(3,130)	(8.3%)

Available-for-sale securities decreased $3.1 million or 8.3%, from $37.7 million at December 31, 2013 to $34.6 million at September 30, 2014. This decrease was primarily due to principal pay downs of $3.7 million on mortgage backed securities partially offset by a decrease of $552,000 in unrealized losses.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

(Dollars in thousands)	September 30,	December 31,
	2014	2013	Inc (Dec)	Inc/(Dec) %
Real Estate
Commercial	$255,556	$222,772	$32,784	14.7%
Residential	85,942	106,968	(21,026)	(19.7)
Construction	8,622	260	8,362	3216.2
Construction to permanent	11,725	11,372	353	3.1
Commercial	56,432	35,137	21,295	60.6
Consumer home equity	41,228	44,315	(3,087)	(7.0)
Consumer installment	4,301	3,005	1,296	43.1
Total Loans	463,806	423,829	39,977	9.4
Allowance for loan losses	(4,913)	(5,681)	768	(13.5)
Loans receivable, net	$458,893	$418,148	$40,745	9.7%

Bancorp’s net loan portfolio increased $40.8 million, or 9.7%, from $418.1 million at December 31, 2013 to $458.9 million at September 30, 2014. Excluding residential real estate, net loans increased $61.8 million. The increase was primarily due to purchases of loan participations of approximately $47.0 million, in addition to commercial lending loan originations in excess of principal payments. Residential loans decreased $21.0 million due to payoffs in addition to amortization. The Bank no longer originates residential loans.

At September 30, 2014, the net loan to deposit ratio was 109% and the net loan to total assets ratio was 74%. At December 31, 2013, these ratios were 97% and 77%, respectively.

Allowance for Loan Losses

The allowance for loan losses is established by estimating future losses and providing a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines a loan balance is uncollectable. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated by management on a quarterly basis. The review of the allowance is based on historical portfolio loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses decreased $768,000 from December 31, 2013 to September 30, 2014 primarily due to payment of and charge-offs of loans which were specifically reserved in the allowance for loan losses.

The accrual of interest on loans is discontinued at the time the loans are 90 days past due for payment unless the loans are well-secured and in process of collection. Consumer installment loans are typically charged off when they are 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off are reversed against interest income. The interest on non-accruals loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, and there is six months of performance.

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

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2014	2013	2014	2013

Balance at beginning of period	$5,214	$5,322	$5,681	$6,016

Charge-offs	(326)	(123)	(828)	(840)
Recoveries	25	17	60	70
Net Charge-offs	(301)	(106)	(768)	(770)

Provision charged to operations	-	1,000	-	970
Balance at end of period	$4,913	$6,216	$4,913	$6,216

Annualized net charge-offs during the period to average loans outstanding	0.29%	0.10%	0.25%	0.22%

Ratio of ALL / Gross Loans	1.06%	1.43%	1.06%	1.43%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $4.9 million, at September 30, 2014, which represents 1.06% of gross loans outstanding, is adequate under prevailing economic conditions, to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	September 30,	December 31,
(Dollars in thousands)	2014	2013

Loans past due over 90 days still accruing	$942	$866
Non accruing loans	7,886	12,308
Total	$8,828	$13,174
% of Total Loans	1.90%	3.11%
% of Total Assets	1.41%	2.43%

The $7.9 million of non-accrual loans at September 30, 2014 is comprised of 8 loans, for which a specific reserve of $1.7 million has been established. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. Of the $7.9 million of non-accrual loans at September 30, 2014, one loan with a balance of $5.9 million represented 75% of the total and was current on all principal and interest payments.

Potential Problem Loans

In addition to the above, at September 30, 2014, there were $11.9 million of substandard accruing loans comprised of 9 loans and an additional $3.9 million of special mention loans comprised of 11 loans for which management has a concern as to the ability of the borrowers to comply with the present repayment terms. All of the substandard accruing and special mention loans continue to make payments and were less than 30 days delinquent at September 30, 2014 with the exception of one loan of $1.1 million.

Other Real Estate Owned

There was no real estate owned at September 30, 2014 and December 31, 2013. During the nine months ended September 30, 2014, one OREO property was foreclosed, and subsequently sold.

Deferred Taxes

The determination of the amount of deferred tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. In the third quarter of fiscal year 2014, the Bank released $16.8 million, or 96.7%, of its valuation allowance previously recorded on its net deferred tax asset.

After weighing all the evidence Management determined that it was more likely than not that the Bank would be able to realize substantially all of its deferred tax asset and, therefore, the valuation allowance on that portion was no longer required.

The positive evidence that outweighed the negative evidence in Management’s assessment included, but was not limited to, the following:

●	Strong positive trend in financial performance over the last four quarters
●	Forecasted 2015 and future period taxable income
●	Net operating loss carry-forwards that do not begin to expire until 2029
●	A significant improvement in the quality of the loan portfolio
●	Favorable changes in operations which permanently reduce operating expenses.

The Bank will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	September 30,	December 31,
(Dollars in thousands)	2014	2013	Inc/(Dec)	Inc/ (Dec) %
Non-interest bearing	$62,657	$55,358	$7,299	13.2%

Interest bearing
NOW	25,818	28,618	(2,800)	(9.8)
Savings	85,831	80,983	4,848	6.0
Money market	25,722	29,310	(3,588)	(12.2)
Time certificates, less than $100,000	120,127	129,548	(9,421)	(7.3)
Time certificates, $100,000 or more	94,975	106,387	(11,412)	(10.7)
Brokered Deposits (CDARS)	5,985	-	5,985	N/A
Total interest bearing	358,458	374,846	(16,388)	(4.4)
Total Deposits	$421,115	$430,204	$(9,089)	(2.1% )

Deposits decreased $9.1 million from $430.2 million at December 31, 2013 to $421.1 million at September 30, 2014. This was primarily due to decreases in time deposits of $20.8 million primarily resulting from strategic pricing initiatives intended to reduce higher cost deposits. Partially offsetting the time-deposit decrease was an increase in non-interest bearing deposits of $7.3 million, and brokered deposits of $6.0 million obtained in September 2014.

Borrowings

At September 30, 2014 and December 31, 2013, total borrowings were $140.2 million and $65.2 million respectively. FHLB balances increased $75 million primarily due to loan growth and the Bank’s efforts to increase liquidity.

The subordinated debentures of $8.2 million are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust provides a full and unconditional guarantee of the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.3851%) at September 30, 2014, mature on March 26, 2033. Beginning in the second quarter of 2009, the Company deferred quarterly interest payments on the subordinated debentures for 20 consecutive quarters as permitted under the terms of the debentures. Interest was still being accrued and charged to operations. The Company made a payment of approximately $1.6 million in June 2014, and brought the debt current as of that date.

The duration of the trust is 30 years, with an early redemption feature at the Company’s option on a quarterly basis.

Capital

Capital increased $18.9 million compared to December 31, 2013 as a result of year-to-date net income of $18.1 million, other comprehensive income of $552,000 and $203,000 of share based compensation.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consists of commitments to lend, increased by $1.6 million from $79.3 million at December 31, 2013 to $80.9 million at September 30, 2014.

RESULTS OF OPERATIONS

Interest and Dividend income and expense

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for major balance sheet components:

			Three months ended Sept 30,
	2014			2013
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$418,726	$4,792	4.54%	$451,946	$5,427	4.76%
Investments	45,568	171	1.49%	48,507	177	1.45%
Interest bearing deposits in banks	39,583	14	0.14%	16,866	10	0.24%
Total interest earning assets	503,877	4,977	3.92%	517,319	5,614	4.31%

Cash and due from banks	1,922			1,810
Premises and equipment, net	16,751			5,939
Allowance for loan losses	(5,488)			(5,295)
Other assets	27,630			29,045
Total Assets	$544,692			$548,818

Interest bearing liabilities:
Deposits	$357,792	$579	0.64%	$399,872	$893	0.89%
FHLB advances	73,304	41	0.22%	34,280	119	1.38%
Subordinated debt	8,248	71	3.42%	8,248	71	3.42%
Total interest bearing liabilities	439,344	691	0.62%	442,400	1,083	0.97%

Demand deposits	58,885			59,365
Accrued expenses and other liabilities	2,572			4,394
Shareholders' equity	43,891			42,659
Total liabilities and equity	$544,692			$548,818

Net interest income		$4,286			$4,531
Interest margin			3.37%			3.47%
Interest spread			3.30%			3.34%

			Nine months ended Sept 30,
	2014			2013
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$416,200	$14,150	4.55%	$462,641	$15,668	4.53%
Investments	46,417	522	1.50%	50,274	709	1.89%
Interest bearing deposits in banks	38,992	40	0.14%	30,700	47	0.20%
Total interest earning assets	501,609	14,712	3.92%	543,615	16,424	4.04%

Cash and due from banks	1,917			3,910
Premises and equipment, net	15,866			4,918
Allowance for loan losses	(5,553)			(5,681)
Other assets	26,716			29,753
Total Assets	$540,555			$576,515

Interest bearing liabilities:
Deposits	$365,578	$1,823	0.67%	$414,554	$3,054	0.98%
FHLB advances	64,154	107	0.22%	42,926	719	2.24%
Subordinated debt (1)	8,248	353	5.72%	8,248	213	3.45%
Total interest bearing liabilities	437,980	2,283	0.70%	465,728	3,986	1.14%

Demand deposits	56,104			60,538
Accrued expenses and other liabilities	3,323			4,728
Shareholders' equity	43,148			45,521
Total liabilities and equity	$540,555			$576,515

Net interest income		$12,429			$12,438
Interest margin			3.31%			3.06%
Interest spread			3.22%			2.90%

(1)     Subordinated debt interest expense for the nine months ended Sept 30, 2014 includes an $117,000 expense applicable to a prior year adjustment.

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

	Three months ended Sept 30,			Nine months ended Sept 30,

		2014 vs 2013			2014 vs 2013
	Increase (decrease) in Interest			Increase (decrease) in Interest
	Income/Expense			Income/Expense
	Due to change in:			Due to change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Loans	$(408)	$(227)	$(635)	$(1,587)	$69	$(1,518)
Investments	(11)	5	(6)	(59)	(128)	(187)
Interest bearing deposits in banks	19	(15)	4	15	(22)	(7)
Total interest earning assets	(400)	(237)	(637)	(1,631)	(81)	(1,712)

Interest bearing liabilities:
Deposits	$(103)	$(211)	$(314)	$(383)	$(848)	$(1,231)
Borrowings	202	(280)	(78)	469	(1,081)	(612)
Subordinated debt	-	-	-	-	140	140
Total interest bearing liabilities	99	(491)	(392)	86	(1,789)	(1,703)
Net interest income	$(499)	$254	$(245)	$(1,717)	$1,708	$(9)

For the quarter ended September 30, 2014, net interest income was $4.3 million a decrease of $245,000 or 5.4% from net interest income of $4.5 million for the quarter ended September 30, 2013. Interest income decrease of $637,000 was partially offset by interest expense decrease of $392,000.

The interest income reduction of $637,000 was primarily due to reductions in average loan balances of $33.2 million in addition to lower average yield on loans.

The interest expense reduction of $392,000 for the quarter ended September 30, 2014 was primarily due to strategic reduction of rates paid on term deposits, and resulting term deposit average balance reduction of $27.4 million, in addition to lower interest rates on borrowings. From April 2013 through September 2013, the Bank prepaid higher rate borrowings, replacing these with borrowings at lower rates. Total cost of funds for the quarter ended September 30, 2014 was 0.55% as compared to 0.86% for the quarter ended September 30, 2013.

Net interest margin for the three months ended September 30, 2014 was 3.37% as compared to 3.47% for the three months ended September 30, 2013.

Net interest income was $12.4 million for both the nine months ended September 30, 2014, and the nine months ended September 30, 2013. Both interest income and interest expense decreased $1.7 million from the prior year.

The year-to-date interest income reduction was primarily due to lower average loans and lower investment yields. Average loans decreased $46.4 million which was responsible for $1.6 million of the reduction in interest income. Decrease in investment yields resulted in lower interest income of $128,000 primarily due to repricing of bonds at lower rates.

The year-to-date interest expense reduction was primarily due to a strategic reduction of rates paid on deposits and FHLB advances. Partially offsetting the savings from deposit and borrowing rate decreases was increased interest expense on subordinated debt of $140,000. In the quarter ended March 31, 2014, Bancorp recorded interest expense of $117,000 on subordinated debt which was related to prior years.

Net interest margin for the nine months ended September 30, 2014 was 3.31% as compared to 3.06% for the nine months ended September 30, 2013. Excluding the $117,000 subordinated interest expense adjustment, the net margin for the nine months ended September 30, 2014 was 3.34%.

Provision for Loan Losses

Based on management’s most recent evaluation of the adequacy of the allowance for loan losses, the provision for loan losses was zero for the three months ended September 30, 2014. The provision for loan losses was also zero for the nine months ended September 30, 2014.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income increased $27,000 from $560,000 for the quarter ended September 30, 2013 to $587,000 for the quarter ended September 30, 2014 as increased rental income of $75,000 and deposit fee increases of $74,000 were partially offset by lower mortgage banking fees of $96,000 and lower BOLI income of $12,000.

For the nine months ended September 30, 2014, non-interest income decreased $13,000, or 0.7%. This decrease was primarily due to decreases in mortgage banking activity of $244,000, partially offset by higher rental income of $226,000.

Non-interest expense

Non-interest expense decreased $2.1 million, or 32.3%, from $6.5 million for the quarter ended September 30, 2013 to $4.4 million for the quarter ended September 30, 2014. Excluding prepayment penalty on borrowings of $1.4 million and net restructuring charges of $54,000 incurred in the quarter ended September 30, 2013, non-interest expense decreased $578,000 or 11.6%. Decreases included lower salaries and benefits of $68,000, occupancy and equipment of $141,000 and lower professional and other outside services expense of $318,000. These reductions were primarily the result of management initiatives cited earlier to reduce non-interest expense.

For the nine months ended September 30, 2014 non-interest expense decreased $8.6 million or 40.0% to $12.9 million from $21.5 million for the same period in 2013. Excluding the prepayment penalty on borrowings of $4.1 million and net restructuring charges of $448,000 incurred in 2013, non-interest expense decreased $4.0 million or 23.8%. Expense reductions included salaries and benefits of $1.7 million, professional and other outside services of $1.0 million and occupancy and equipment of $329,000.

LIQUIDITY

Bancorp's liquidity ratio was 13.49% at September 30, 2014 compared to 11.50% at December 31, 2013. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and unpledged available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash operating requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at September 30, 2014 and December 31, 2013 respectively:

	September 30, 2014	December 31, 2013
Tier 1 Leverage Capital	10.60%	9.33%
Tier 1 Risk-based Capital	12.76%	12.70%
Total Risk-based Capital	13.84%	13.95%

The following table illustrates the Bank’s regulatory capital ratios at September 30, 2014 and December 31, 2013 respectively:

	September 30, 2014	December 31, 2013
Tier 1 Leverage Capital	10.58%	9.28%
Tier 1 Risk-based Capital	12.74%	12.61%
Total Risk-based Capital	13.83%	13.86%

The implementation of the Basel III final framework commences on January 1, 2015 for both The Company and The Bank. Amongst other provisions, Basel III will result in some changes in the calculation of risk-weighted assets, introduce a new capital measure “Common Equity Tier 1” and increase capital ratio requirements during a phase in period from January 1, 2015 to January 1, 2019. Both The Company’s and The Bank’s current capital ratios exceed the fully phased in minimum capital ratios of Basel III. The minimum required ratios per Basel III at January 1, 2015 and at January 1, 2019 are:

	January 01, 2015	January 01, 2019
Tier 1 Leverage Capital	4.00%	4.00%
Tier 1 Risk-based Capital	6.00%	8.50%
Total Risk-based Capital	8.00%	10.50%

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

Qualitative Aspects of Market Risk

Bancorp’s goal is to maximize long term profitability while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price Bancorp’s assets and liabilities to maintain an acceptable interest rate spread while reducing the net effect of changes in interest rates. In order to accomplish this, the focus is on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable rate loans for the portfolio and purchase short-term investments to offset the increasing short term re-pricing of the liability side of the balance sheet. In fact, a number of the interest-bearing deposit products have no contractual maturity. Therefore, deposit balances may run off unexpectedly due to changing market conditions. Additionally, loans and investments with longer term rate adjustment frequencies can be matched against longer term deposits and borrowings to lock in a desirable spread.

The exposure to interest rate risk is monitored by the Management Asset and Liability Committee consisting of senior management personnel. The Committee reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. This Committee reports to the Board of Directors. In addition to the Management Asset and Liability Committee, there is a Board Asset and Liability Committee (“ALCO”), which meets quarterly. ALCO monitors the interest rate risk analyses, reviews investment transactions during the period and determines compliance with Bank, ALCO and Liquidity policies.

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

Net Interest Income and Economic Value

Summary Performance

(Dollars in thousands)

September 30, 2014
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	18,752	(440)	-2.3%	75,385	(9,073)	-10.7%
+ 100	19,063	(129)	-0.7%	80,065	(4,393)	-5.2%
BASE	19,192			84,458
- 100	19,603	411	2.1%	91,140	6,682	7.9%
- 200	19,462	270	1.4%	95,887	11,429	13.5%

December 31, 2013
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	Change	% Change	Estimated	Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	16,147	(780)	-4.6%	59,238	(11,808)	-16.6%
+ 100	16,656	(271)	-1.6%	65,079	(5,967)	-8.4%
BASE	16,927			71,046
- 100	17,124	197	1.2%	78,332	7,286	10.3%
- 200	16,864	(63)	-0.4%	82,687	11,641	16.4%

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

As used herein, “disclosure controls and procedures” means controls and other procedures of Bancorp that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Bancorp’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:          Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 1A:       Risk Factors

During the nine months ended September 30, 2014, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

10(a) (17)	Financial Services Agreement dated November 8, 2011 of Bancorp (incorporated by reference to Exhibit 10(a)(20) on the Quarterly Report on Form 10-Q dated November 10, 2011.

10(a)(20)	Amended Financial Services Agreement, (incorporated by reference to Exhibit 10(a) (20) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 000-29599)).

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

No.	Description

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

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

November 14, 2014