Form 10-K
period 2014-12-31
PATRIOT NATIONAL BANCORP INC
filed 2015-04-01
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2014

Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State of incorporation)	(I.R.S. Employer Identification Number)

900 Bedford Street, Stamford, Connecticut 06901

(Address of principal executive offices)

(203) 324-7500

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(b) of the Exchange Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant in a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes          No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934. Yes          No    X

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes     X      No_____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K

Yes           No   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes     X      No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer        Smaller Reporting Company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes             No   X

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 based on the last sale price as reported on the NASDAQ Global Market :$6.8 million

Number of shares of the registrant’s Common stock, $0.01 par value per share, 3,948,067 shares outstanding as of February 28, 2015.

Document Incorporated by Reference

Proxy or Information Statement for 2014 Annual meeting of Shareholders. (A definitive proxy or Information statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Fiscal year covered by this form 10-K.)

Incorporated into part III of this Form 10-K.

PATRIOT NATIONAL BANCORP, INC.

2014 FORM 10-K ANNUAL REPORT

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

Certain statements contained in Bancorp’s public statements, including this one, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to; (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities; (2) the timing of repricing of Bancorp’s interest earning assets and interest bearing liabilities; (3) the effect of changes in governmental monetary policy; (4) the effect of changes in regulations applicable to Bancorp and the Bank and the conduct of its business; (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks; (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide; (7) the state of the economy and real estate values in Bancorp’s market areas, and the consequent effect on the quality of Bancorp’s loans, (8) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company, (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company; (10) the application of generally accepted accounting principles, consistently applied, (11) the fact that one period of reported results may not be indicative of future periods, (12) the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities and other such factors, including risk factors, as may be described in Bancorp's other filings with the SEC.

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

PART I

ITEM 1.   Business

General

Patriot National Bancorp, Inc. (“Bancorp or Company”), a Connecticut corporation, is a one-bank holding company for Patriot National Bank, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the “Bank”). The Bank received its charter and commenced operations as a national bank on August 31, 1994. The Bank currently has eight branch offices in Connecticut. The Bank also has branch offices in Bedford and Scarsdale, both located in Westchester County, New York.

On March 11, 2003, Bancorp formed Patriot National Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by Bancorp. Bancorp primarily invested the funds from the issuance of the debt in the Bank. The Bank in turn used the proceeds to fund general operations.

On April 1, 2008, the Bank acquired a 20% interest in a de novo insurance agency. The impact on the Bank’s operations in 2011, 2012 and 2013 had been minimal. During the fourth quarter of 2013, the Bank sold its interest in the de novo insurance agency.

On October 15, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), the Company issued and sold to PNBK Holdings LLC (“Holdings”), an investment limited liability company controlled by Michael Carrazza, 3.36 million shares of its common stock at a purchase price of $15.00 per share (adjusted for a 1-for-10 reverse stock split discussed below) for an aggregate purchase price of $50.4 million. The shares sold to Holdings represented 87.6% of the Company’s then issued and outstanding common stock. The par value of the common stock was changed to $0.01 per share. Also in connection with that sale, certain directors and officers of both the Company and the Bank resigned and were replaced with nominees of Holdings and Michael Carrazza became Chairman of the Board of the Company.

As of the date hereof, the only business of Bancorp is its ownership of all of the issued and outstanding capital stock of the Bank and the Trust. Except as specifically noted otherwise herein, the balance of the description of Bancorp’s business is a description of the Bank’s business.

On February 26, 2013, the Company announced the appointment of Kenneth T. Neilson as President and Chief Executive Officer of both the Company and the Bank effective March 18, 2013. This was following the departure of Christopher Maher, who resigned as President, CEO and director for personal reasons. Mr. Neilson had served as a director of Patriot since 2010. He is the retired President, Chairman and CEO of Hudson United Bank and Hudson United Bancorp where he served for 23 years.

On March 4, 2015,  the Company affected a 1-for-10 reverse stock split. All common stock and per share data included in these financial statements have been restated to give effect to the reverse stock split.

Business Operations

The Bank conducts business at its main office located in Stamford, Connecticut and at other Connecticut branch offices located in Darien, Fairfield, Greenwich, Milford, Norwalk, Trumbull, and Westport. In New York State, the Bank conducts business at branch offices located in Bedford and Scarsdale. The Bank also operates a loan origination office at 1177 Summer Street in Stamford, Connecticut.

The Bank offers commercial real estate loans, commercial business loans, and a variety of consumer loans with an emphasis on serving the needs of individuals, small and medium-sized businesses and professionals. The Bank previously had offered loans on residential real estate, but discontinued doing so during 2013. The Bank’s lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County in New York, although the Bank’s loan business is not necessarily limited to these areas.

Consumer and commercial deposit accounts offered include: checking, interest-bearing “NOW”, money market, time certificates of deposit, savings, CDARS, Individual Retirement Accounts (“IRAs”) and Health Savings Accounts (“HSAs”). Other services offered by the Bank include ACH transfers, lockbox, internet banking, bill paying, remote deposit capture, debit cards, money orders, traveler’s checks and ATMs. In addition, the Bank may in the future offer other financial services.

The Bank’s employees perform most routine day-to-day banking transactions. The Bank has entered into a number of arrangements with third parties for banking services such as correspondent banking, check clearing, data processing services, credit card processing and armored car carrier service.

In the normal course of business and subject to applicable government regulations, the Bank invests a portion of its assets in investment securities, which may include government securities. An objective of the Bank’s investment policy is to maintain a balance of high quality diversified investments to minimize risk while maintaining adequate levels of liquidity and limiting its exposure to interest rate movements and credit risk. Government agency issues currently comprise the majority of the Bank’s investment portfolio.

Employees

As of December 31, 2014, Bancorp had 83 full-time employees and 9 part-time employees. None of the employees of Bancorp are covered by a collective bargaining agreement.

Competition

The Bank competes with a variety of financial institutions for loans and deposits in its market area. These include larger financial institutions with greater financial resources, larger branch systems and higher lending limits as well as the ability to conduct larger advertising campaigns to attract business. The larger institutions may also offer additional services such as trust and international banking which the Bank is not equipped to offer directly. When the need arises, arrangements are made with correspondent institutions to provide such services. To attract business in this competitive environment, the Bank relies on local promotional activities, personal contact by officers and directors, customer referrals and on its ability to distinguish itself by offering personalized and responsive banking service.

The customer base of the Bank generally is meant to be diversified so that there is not a concentration of either loans or deposits within a single industry, a group of industries, a single person or groups of people. The Bank is not dependent on one or a few major customers for its lending or deposit activities, the loss of any one of which would have a material adverse effect on the business of the Bank.

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

In recent years, intense market demands, economic pressures and significant legislative and regulatory actions have eroded banking industry classifications which were once clearly defined and have increased competition among banks, as well as other financial institutions including non-bank competitors. This increase in competition has caused banks and other financial service institutions to diversify their services and become more cost effective. The impact on banks and other financial institutions of market dynamics and legislative and regulatory changes has been increased customer awareness of product and service differences among competitors and increased merger activity.

Supervision and Regulation

As a bank holding company, Bancorp’s operations are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”). The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar of the Office of the Comptroller of the Currency (“OCC”) capital guidelines applicable to the Bank. The Bank Holding Company Act of 1956, as amended (the “BHC Act”), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage. In general, bank holding companies and their subsidiaries are only permitted to engage in, or acquire direct control of, any company engaged in banking or in a business so closely related to banking as to be a proper incident thereto. Federal legislation enacted in 1999 authorizes certain entities to register as financial holding companies. Registered financial holding companies are permitted to engage in businesses, including securities and investment banking businesses, which are prohibited to bank holding companies. The creation of financial holding companies has had no significant impact on Bancorp.

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

Bancorp is subject to capital adequacy rules and guidelines issued by the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”), and the Bank is subject to capital adequacy rules and guidelines issued by the OCC. These substantially identical rules and guidelines require Bancorp to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, the Federal regulatory agencies are required to implement and enforce these rules in a stringent manner. Bancorp is also subject to applicable provisions of Connecticut law insofar as they do not conflict with, or are not otherwise preempted by, Federal banking law.

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

The OCC regulates the number and locations of branch offices of a national bank. The OCC may only permit a national bank to maintain branches in locations and under the conditions imposed by state law upon state banks. At this time, applicable Connecticut banking laws do not impose any material restrictions on the establishment of branches by Connecticut banks throughout Connecticut. New York State law is similar; however, the Bank cannot establish a branch in a town with a population of less than 50,000 if another bank is headquartered in the town.

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

On October 26, 2001, the United and Strengthening America by Providing Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was enacted to further strengthen domestic security following the September 11, 2001 attacks. This Act amended various federal banking laws, particularly the Bank Secrecy Act, with the intent to curtail money laundering and other activities that might be undertaken to finance terrorist actions. The Act also requires that financial institutions in the United States enhance already established anti-money laundering policies, procedures and audit functions and ensure that controls are reasonably designed to detect instances of money laundering through certain correspondent or private banking accounts. Verification of customer identification, maintenance of said verification records and cross checking names of new customers against government lists of known or suspected terrorists is also required. The Patriot Act was reauthorized and modified with the enactment of The USA Patriot Act Improvement and Reauthorization Act of 2005.

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

Recent Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010 and has had a major impact on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies. Many of the provisions of the Act are aimed at financial institutions that are significantly larger than the Company and the Bank. Notwithstanding this, there are many other provisions that the Company and the Bank are subject to and have to comply with, including any applicable rules promulgated by the Bureau of Consumer Financial Protection. As rules and regulations are promulgated by the agencies responsible for implementing and enforcing the Act, the Company and the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

The Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation insurance assessments. Under rules issued by the FDIC in February 2011, the base for insurance assessments changed from domestic deposits to consolidated assets less tangible equity. Assessment rates are calculated using formulas that take into account the risks of the institution being assessed. The rule was effective beginning April 1, 2011. This did not have a material impact on the Company.

On June 28, 2011, the Federal Reserve Board approved a final debit-card interchange rule. This primarily impacts larger banks and did not have a material impact on the Company.

It is difficult to predict at this time what specific impact yet to be implemented Dodd-Frank Act rules and regulations will have on the Company. Financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

In July 2013, the FRB, the OCC and the FDIC approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. Banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to BHC’s and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act. The New Capital Rules became effective for the Company on January 1, 2015. The Company does not foresee any difficulties in complying with these new regulations.

Recent Developments with Regulators

In September 2014, the Bank’s formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency which had been entered into in February 2009 was terminated. The Agreement required the Bank to review, adopt and implement a number of policies and programs related to credit and operational issues.

Available Information

Our website address is http://www.pnbdirectonline.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Form 10-K. Bancorp makes available free of charge on our website (under the links entitled “For Investors”, then “SEC filings” and then “Documents”), our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, information statements on Schedule 14C, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such reports with or furnish these to the SEC.  Because Bancorp is an electronic filer, such reports are filed with the SEC and are also available on their website (http://www.sec.gov). The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information about the Public Reference Room can be obtained by calling 1-800-SEC-0330.

ITEM 1A.   Risk Factors

The Bank’s financial condition and results of operation are subject to various risks inherent to our business, including those noted below.

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

Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayments of such loans can be affected by adverse conditions in the real estate market or local economy. A downturn in the real estate market within Bancorp’s market area may adversely impact the value of properties securing these loans. .

Real estate lending in Bancorp’s core market involves risks related to a decline in value of commercial and residential real estate.

The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. A significant portion of Bancorp’s total loan portfolio is secured by real estate located in Fairfield County, Connecticut and Westchester County, New York, areas historically of high affluence that had been materially impacted by the financial troubles experienced by large financial service companies on Wall Street and other companies during the financial crisis. Since then, credit markets have become tighter and underwriting standards more stringent and the inability of purchasers of real estate to obtain financing will continue to impact the real estate market. Therefore, these loans may be subject to changes in grade, classification, accrual status, foreclosure, or loss which could have an effect on the adequacy of the allowance for loan losses.

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

Changes in economic conditions, particularly a continued economic slowdown in Fairfield County, Connecticut and the New York metropolitan area, could hurt Bancorp’s financial performance. A further deterioration in economic conditions, in particular an economic slowdown within Fairfield County, Connecticut and/or the New York metropolitan area, could result in the following consequences, any of which may hurt the business of Bancorp materially:

●	loan delinquencies may increase
●	problem assets and foreclosures may increase
●	demand for the Bank’s products and services may decline
●	assets and collateral associated with the Bank’s loans, especially real estate, may decline in value,thereby reducing a customer’s borrowing power

During the years 2007 through 2009, the general economic conditions and specific business conditions in the United States, including Fairfield County, Connecticut and the New York metropolitan area, deteriorated, resulting in increases in loan delinquencies, problem assets and foreclosures and declines in the value and collateral associated with the Bank’s loans. During 2010 through 2014, the economic climate improved gradually, contributing to decreases in the Bank’s non-performing assets. A prolonged period of economic recession or worsening of these economic conditions may have an adverse effect on our results of operations and financial condition.

Bancorp’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and non-performance. The allowance for loan losses is based on an evaluation of the risks associated with the Bank’s loans receivable as well as the Bank’s prior loss experience. Deterioration in general economic conditions and unforeseen risks affecting customers could have an adverse effect on borrowers’ capacity to timely repay their obligations before risk grades could reflect those changing conditions. Maintaining the adequacy of the Bank’s allowance for loan losses may require that the Bank make significant and unanticipated increases in the provision for loan losses, which would materially affect the results of operations and capital adequacy. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control and these losses may exceed current estimates. Although the current economic environment has improved, conditions remain uncertain which may result in additional risk of loan losses.

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

"Liquidity" refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities, and to satisfy the withdrawal of deposits by our customers.

Our primary sources of liquidity are the deposits we acquire organically primarily through our branch network, borrowed funds, primarily in the form of wholesale borrowings, and the cash flows generated through the repayment of loans and securities. In addition, depending on current market conditions, we may have the ability to access the capital markets.

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

Bancorp is unable to predict with certainty, fluctuations of market interest rates, which are affected by many factors including inflation, recession, a rise in unemployment, a tightening money supply, domestic and international disorder and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce Bancorp’s profits. Bancorp realizes income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations. Although Bancorp has implemented strategies which are designed to reduce the potential effects of changes in interest rates on operations, these strategies may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect Bancorp’s net interest spread, asset quality, levels of prepayments and cash flow as well as the market value of its securities portfolio and overall profitability.

Bancorp’s investment portfolio includes securities which are sensitive to interest rates and variations in interest rates may adversely impact Bancorp’s profitability.

Bancorp’s security portfolio is mostly classified as available-for-sale, and is comprised primarily of debt and mortgage-backed securities, which are insured or guaranteed by U.S. government agencies, and corporate bonds. These securities are sensitive to interest rate fluctuations. Unrealized gains or losses in the available-for-sale portfolio for securities are reported as a separate component of shareholders’ equity. As a result, future interest rate fluctuations may impact shareholders’ equity, causing material fluctuations from quarter to quarter. The inability to hold its securities until maturity, or until payments are received on mortgage-backed securities, or until market conditions are favorable for a sale, could adversely affect Bancorp’s earnings and profitability.

Bancorp is dependent on its management team and the loss of its senior executive officers or other key employees could impair its relationship with its customers and adversely affect its business and financial results.

Bancorp’s success is dependent upon the continued services and skills of its management team. The unexpected loss of services of one or more of these key personnel, because of their skills, knowledge of Bancorp’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel could have an adverse impact on Bancorp’s business.

Bancorp’s success also depends, in part, on its continued ability to attract and retain experienced commercial lenders and retail bankers, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect Bancorp’s growth and prospects to the extent it is unable to quickly replace such personnel. Competition for commercial lenders and retail bankers is strong, and Bancorp may not be successful in retaining or attracting such personnel.

A breach of information security could negatively affect Bancorp’s earnings.

Bancorp increasingly depends upon data processing, communications and information exchange on a variety of computing platforms and networks, and the internet to conduct its business. Bancorp cannot be certain that all of its systems are entirely free from vulnerability to attack, despite safeguards it has instituted. In addition, Bancorp relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached, information can be lost or misappropriated and could result in financial loss or costs to Bancorp or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would have an adverse effect on Bancorp’s results of operations and financial condition. In addition, the Bank’s reputation could be harmed, which also could materially affect Bancorp’s financial condition and results of operations.

We are subject to environmental liability risk associated with our lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on, and take title to, properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties, which may make us liable for remediation costs, as well as for personal injury and property damage. In addition, we own and operate certain properties that may be subject to similar environmental liability risks.

Environmental laws may require us to incur substantial expense and may materially reduce the affected property's value, or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures requiring the performance of an environmental site assessment before loan approval or initiating any foreclosure action on real property, these assessments may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

We rely on the dividends we receive from our subsidiary.

Bancorp is a separate and distinct legal entity from the Bank, and all of the revenues Bancorp receives consist of dividends from the Bank. These dividends are the primary funding source for the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary's creditors. If the Bank is unable to pay dividends to Bancorp, we may not be able to pay our obligations. The inability to receive dividends from the Bank could therefore have a material adverse effect on our business, our financial condition, and our results of operations, as well as our ability to pay cash dividends to our shareholders.

The price of our common stock may fluctuate.

The market price of our common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects. Among other factors, our stock price may be affected by:

●	operating results that vary from the expectations of our management or of securities analysts and investors;
●	developments in our business or in the financial services sector generally;
●	regulatory or legislative changes affecting our industry generally or our business and operations;
●	operating and securities price performance of companies that investors consider to be comparable to us;
●	changes in estimates or recommendations by securities analysts or rating agencies;
●	announcements of strategic developments, acquisitions, dispositions, financings, and other material events by us or our competitors; and
●	changes or volatility in global financial markets and economies, general market conditions, interest or foreign exchange rates, stock, commodity, credit, or asset valuations.

Difficult market conditions have adversely affected Bancorp’s industry.

Bancorp is exposed to downturns in the U.S. economy, and particularly the local markets in which it operates in Connecticut and New York.  During the financial crisis, declines in the housing market with falling home prices and increasing foreclosures, unemployment and under-employment, had negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored enterprises as well as major commercial and investment banks.  These write-downs caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Many lenders and institutional investors reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and the tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and generally widespread reductions in business activity.  The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected Bancorp’s business, financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions.  In particular:

●

Economic conditions may continue to affect market confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies, which could affect our charge-offs and provision for loan losses.

●

The ability to assess the creditworthiness of the Bank’s customers or to estimate the values of collateral for loans may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates due to the unpredictable economic climate.

●	Increasing consolidation of financial services companies as a result of current market conditions could have unexpected adverse effects upon our ability to compete effectively.

We may be required to pay significantly higher FDIC premiums, special assessments, or taxes that could adversely affect our earnings.

Market developments have significantly impacted the insurance fund of the FDIC. As a result, we may be required to pay higher premiums or additional special assessments that could adversely affect our earnings. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional banks or financial institution failures, we may be required to pay higher FDIC premiums than are currently assessed. These increases and any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

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

Competition in the banking and financial services industry is intense. The Fairfield County, Connecticut and the New York City metropolitan areas have a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of Bancorp’s competitors offer products and services that the Bank currently does not offer, such as private banking and trust services. Many of these competitors have substantially greater resources and lending limits than Bancorp and may offer certain services that Bancorp does not or cannot provide. Price competition for loans and deposits might result in the Bank earning less on its loans and paying more for deposits, which would reduce net interest income. Bancorp expects competition to increase in the future as a result of legislative, regulatory and technological changes. Bancorp’s profitability depends upon its continued ability to successfully compete in its market area.

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

Legislation proposing significant structural reforms to the financial services industry considered in the U.S. Congress has, among other things, created the Consumer Financial Protection Bureau, which gives broad authority to regulate financial service providers and financial products. In addition, the Federal Reserve Bank has passed guidance on incentive compensation at the banking organizations it regulates and the United States Department of the Treasury and the federal banking regulators have issued statements calling for higher capital and liquidity requirements for banking organization. Complying with any new legislative or regulatory requirements, and any programs established thereunder by federal and state governments to address the current economic crisis, could have an adverse impact on our results of operations and our ability to fill positions with the most qualified candidates available.

Changing regulation of corporate governance and public disclosure.

Laws, regulations and standards relating to corporate governance and public disclosure, SEC regulations and NASDAQ rules have added to the responsibilities of companies, such as Bancorp. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could make compliance more difficult and result in higher costs. Bancorp is committed to maintaining high standards of corporate governance and public disclosure. As a result, Bancorp’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Bancorp’s reputation may be harmed if it does not continue to comply with these laws, regulations and standards.

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

PNBK Holdings LLC controls a majority of our voting common stock. As a result, we are a “controlled company” within the meaning of NASDAQ corporate governance standards. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and we utilize exemptions relating to certain Nasdaq corporate governance requirements, including:

●	The requirement that we have a Nominating and Governance Committee that is composed entirely of independent directors;

●	The requirement that we have a Compensation Committee that is composed entirely of independent directors; and

●	The requirement for an annual performance evaluation of the Nominating and Governance and Compensation Committees.

As a result of these exemptions, our Nominating and Governance Committee and Compensation Committee do not consist entirely of independent directors and we are not required to have an annual performance evaluation of the Nominating and Governance and Compensation Committees. Accordingly, a holder of our common stock will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.   Properties

Patriot National Bancorp Inc.’s corporate headquarters and main branch banking office is located at 900 Bedford Street in Stamford, Connecticut. The Bank purchased a building at 999 Bedford Street in November 2014, and intends to move the main branch banking office to this location. The Bank purchased the current Stamford and Greenwich branch buildings in 2013. During 2014, the Bank purchased the Milford branch building and also began construction of a new branch facility in Darien and the renovation of a branch office purchased from another financial institution in Westport. The Bank intends to move from existing branches in Darien and Westport upon completion of the new facilities. At December 31, 2014 three branches were owned, another three owned buildings were in process of becoming branch facilities, and the Bank’s seven other branch banking offices and additional administrative and operational office space were leased. The Bank also leases space at its main office for additional parking. Lease commencement dates for office locations range from April 2003 to July 2012 and lease expiration dates fall between March 2015 and July 2017. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods.

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

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Bancorp Common Stock is traded on the NASDAQ Global Market under the Symbol “PNBK.” On December 31, 2014, the last sale price for Bancorp Common Stock on the NASDAQ Global Market was $16.40.

The following table sets forth the high and low sales prices of Bancorp Common Stock for the last two fiscal years of each quarter adjusted for a 1-for-10 reverse stock split. No cash dividends were declared during this time.

	2014			2013
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$14.00	$9.60	$-	$17.20	$10.50	$-
June 30	17.40	12.00	-	16.30	11.70	-
September 30	23.80	13.40	-	14.80	12.90	-
December 31	19.40	15.80	-	13.90	10.10	-

Holders

There were approximately 472 shareholders of record of Bancorp Common Stock as of December 31, 2014. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

Dividends

Bancorp’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to Bancorp. The Bank can pay dividends to Bancorp only pursuant to a dividend policy requiring compliance with the Bank's OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller.   In addition to the capital program, certain other restrictions exist regarding the ability of the Bank to transfer funds to Bancorp in the form of cash dividends, loans or advances.  The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements. The Federal Reserve Bank has also imposed dividend restrictions on Bancorp.

Recent Sales of Unregistered Securities

During the fourth quarter of 2014, Bancorp did not have any sales of unregistered securities.

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

ITEM 6.   Selected Financial Data

At or for the year ended December 31,
	2014	2013	2012	2011	2010
(Dollars in thousands, except per share data)
Balance Sheet Data:

Cash and due from banks	73,258	34,866	70,303	54,716	136,324
Federal funds sold	-	-	-	-	10,000
Short-term investments	-	-	711	710	453
Investment securities	46,818	47,738	51,293	76,185	49,765
Loans, net	471,984	418,148	458,794	501,227	534,531
Total assets (2)	632,624	541,248	617,855	665,816	784,325
Total deposits (1)	443,033	430,204	497,283	544,909	646,809
Total borrowings	128,248	65,248	65,248	65,248	65,248
Total shareholders' equity	58,735	41,841	49,568	50,550	67,172

Operating Data:

Interest and dividend income	$20,368	$21,654	$25,216	$28,332	$35,609
Interest expense	2,970	4,854	7,419	8,510	13,475
Net interest income	17,398	16,800	17,797	19,822	22,134
Provision for loan losses	-	970	(2,379)	7,464	7,714
Non-interest income	1,832	2,426	3,274	3,411	2,354
Non-interest expense	18,271	25,884	23,986	31,228	31,948
(Benefit) provision for income taxes	(14,750)	(339)	-	-	225
Net income (loss)	15,709	(7,289)	(536)	(15,459)	(15,399)

Per Share Data:
Basic and diluted income (loss) per share (3)	4.08	(1.90)	(0.14)	(4.00)	(13.00)
Dividends per share	-	-	-	-	-

Key Performance Ratios:
Return on average assets	2.81%	(1.28%)	(0.08%)	(2.29%)	(1.89%)
Return on average equity	32.94%	(16.43%)	(1.05%)	(27.64%)	(37.88%)
Dividend payout ratio	N/A	N/A	N/A	N/A	N/A
Average equity to average assets	8.53%	7.80%	7.96%	8.28% %	4.98%

(1) Includes $24.7 million of deposits held for sale at December 31, 2012.

(2) Includes $88,000 of branch assets held for sale at December 31, 2012.

(3) All common stock and per share data have been restated to give effect to the reverse stock split of 1-for-10 effective March 4, 2015.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the analysis and valuation of its investment securities and the valuation of deferred tax assets, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Bancorp’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in this 2014 Annual Report on Form 10-K.

Summary

During 2014, the company obtained yearly net income for the first time since 2007 primarily as a result of balance sheet and operational restructuring initiatives implemented during 2013 and 2014 by new executive management.

The following were among the Company’s notable achievements in 2014:

●	Net interest margin (NIM) of 3.37%
●	Recognition of $16.8 million of deferred tax assets (“DTA’) in September 2014
●	Total loan growth of $53.9 million or 12.9% as compared to December 31, 2013
●	Improved capital ratios
●	Continued asset quality improvement
●	Non- interest expense reduction of $7.6 million or 29.4%

FINANCIAL CONDITION

Assets

Bancorp’s total assets increased $91.4 million, or 16.9%, from $541.2 million at December 31, 2013 to $632.6 million at December 31, 2014 as generation of income and recognition of the majority of the Bank’s deferred tax asset enabled the Bank to grow capital and assets.

●	Cash and cash equivalents increased $38.4 million primarily due to the Bank’s efforts to increase liquidity.
●	Loans increased $53.9 million as loan purchases and originations exceeded payments of loan principal. Loan growth had been constrained by the Bank’s capital levels during 2013.
●	Cash surrender value of Bank Owned Life Insurance (“BOLI”) decreased $22.0 million as the Bank liquidated the policies in December 2014, and used the proceeds to purchase residential mortgage loans.
●

Premises and equipment increased $7.3 million as the Bank purchased a branch it had been leasing and is in the process of completing three additional branches for future relocation from current branch sites.

●	Deferred tax assets of $14.9 million were reported at December 31, 2014 as the Bank was able to recognize the majority of its deferred tax asset in September 2014.

Investments

The following table is a summary of Bancorp’s investment portfolio at fair value at December 31 for the years shown.

(in thousands)	2014	2013	2012

U.S. Government Agency bonds	$7,409	$7,079	$7,526
U.S. Government Agency mortgage-backed securities	17,337	21,752	25,707
Corporate bonds	8,936	8,870	8,486
Federal Reserve Bank stock	2,058	1,444	1,730
Federal Home Loan Bank stock	6,628	4,143	4,344
Other investments	4,450	4,450	3,500
Total Investments	$46,818	$47,738	$51,293

Total investments decreased $920,000, or 1.9%, primarily due to principal payments of $4.5 million on the government agency mortgage-backed securities, partially offset by Federal Home Loan Bank and Federal Reserve Bank stock purchases of $2.5 million and $614,000 respectively. In addition, the Bank’s unrealized loss on available for sale securities decreased $734,000 from $1.2 million to $453,000.

The following table presents the maturity distribution of available-for-sale investment securities at December 31, 2014 and the weighted average yield of the amortized cost of such securities. The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. As mortgage-backed securities are not due at a single maturity date, they are included in the “No maturity” category in the following maturity summary.

		Over one	Over five			Weighted
	One year	through	through			Average
(dollars in thousands)	or less	five years	ten years	No maturity	Total	Yield

U. S. Government Agency bonds	$-	$2,500	$5,000	$-	$7,500	1.83%
U. S. Government Agency mortgage-backed securities	-	-	-	17,635	17,635	2.16%
Corporate bonds	-	-	9,000	-	9,000	1.71%
Total	$-	$2,500	$14,000	$17,635	$34,135	1.97%
Weighted average yield	-	1.34%	1.98%	2.16%	1.97%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2014:

(in thousands)	Amortized Cost	Fair Value
Available for sale securities:

U. S. Government Agency mortgage-backed securities and bonds	$25,135	$24,746

Loans

The following tables provide a summary of Bancorp’s loan portfolio at December 31 for each of the years shown:

(in thousands)
	2014	2013	2012	2011	2010
Real Estate
Commercial	$254,505	$222,772	$246,998	$215,019	$228,043
Residential	108,543	106,968	119,864	189,383	188,164
Construction	3,096	260	4,998	12,293	63,837
Construction to permanent	10,627	11,372	4,908	10,018	10,301
Commercial	53,973	35,137	36,436	31,810	14,597
Consumer home equity	41,631	44,315	49,436	49,912	43,007
Consumer installment	4,533	3,005	2,169	2,177	1,956
Total Loans	476,908	423,829	464,809	510,612	549,905
Allowance for loan losses	(4,924)	(5,681)	(6,016)	(9,385)	(15,374)
Loans receivable, net	$471,984	$418,148	$458,793	$501,227	$534,531

Bancorp’s net loan portfolio increased $53.9 million, or 12.9%, to $472.0 million at December 31, 2014 from $418.1 million at December 31, 2013 as a result of loan purchases and originations in excess of loan payoffs. Significant increases in the portfolio included a $31.7 million increase in commercial real estate loans, and an $18.9 million increase in commercial loans.

The allowance for loan losses decreased by $757,000, primarily due to the charge-off of loans which were specifically reserved for in the allowance, and to continued improvement in asset quality.

At December 31, 2014, the net loan to deposit ratio was 107% and the net loan to asset ratio was 75%. At December 31, 2013, the net loan to deposit ratio was 97%, and the net loan to asset ratio was 77%.

Loan Concentrations

The Bank has no concentrations of loans other than those disclosed in the summary below. Commercial real estate plus construction represents 56.2% of total loans, up from 55.4% at December 31, 2013.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities of loans in Bancorp’s portfolio at December 31, 2014, by type of loan:

		Due after
	Due in	one year
	one year	through	Due after
(in thousands)	or less	five years	five years	Total
Commercial real estate	$23,596	$56,185	$174,724	$254,505
Residential real estate	-	-	108,543	108,543
Construction loans	2,557	539	-	3,096
Construction to permanent loans	-	3,963	6,664	10,627
Commercial loans	18,557	22,298	13,118	53,973
Consumer home equity	-	80	41,551	41,631
Consumer installment	3	1,969	2,561	4,533
Total	$44,713	$85,034	$347,161	$476,908

Fixed rate loans	$23,585	$53,948	$31,836	$109,369
Variable rate loans	21,128	31,086	315,325	367,539
Total	$44,713	$85,034	$347,161	$476,908

Allowance for Loan Losses

The allowance for loan losses decreased $757,000 from December 31, 2013 to December 31, 2014 primarily due to charge-offs of loans which had specific reserves. Improved credit quality of the loan portfolio, including reduction of non-accrual, impaired and delinquent loans, resulted in a calculated allowance that was sufficient despite the growth in the portfolio. Based upon the overall assessment and evaluation of the loan portfolio at December 31, 2014, management believes the allowance for loan losses of $4.9 million, which represents 1.03% of gross loans outstanding, is adequate to absorb existing losses in the loan portfolio. At December 31, 2013, the allowance for loan losses was $5.7 million, or 1.34%, of gross loans outstanding.

Analysis of Allowance for Loan Losses

	2014	2013	2012	2011	2010
(in thousands)

Balance at beginning of period	$5,681	$6,016	$9,385	$15,374	$15,794
Charge-offs:
Commercial real estate	(297)	(403)	(50)	(2,941)	(2,560)
Residential real estate	(195)	(919)	(85)	(1,458)	(600)
Construction	(260)	(205)	(101)	(3,305)	(4,726)
Commercial	(49)	(63)	(48)	(375)	(396)
Consumer	(66)	(78)	(786)	(174)	(88)
Total charge-offs	(867)	(1,668)	(1,070)	(8,253)	(8,370)
Recoveries	110	363	80	854	236
Net charge-offs	(757)	(1,305)	(990)	(7,399)	(8,134)
Additions charged to operations	-	970	(2,379)	7,464	7,714
Transferred to held-for-sale	-	-	-	(6,054)	-
Balance at end of period	$4,924	$5,681	$6,016	$9,385	$15,374

Ratio of net charge-offs during the period to average loans outstanding during the period	0.18%	0.29%	0.20%	1.52%	1.32%

Ratio of ALLL / Gross Loans	1.03%	1.34%	1.29%	1.84%	2.80%

Allocation of the Allowance for Loan Losses

(dollars in thousands)	2014		2013		2012		2011		2010
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans
Real Estate:
Commercial	$1,419	53.4%	$1,585	52.6%	$3,509	53.1%	$4,019	42.1%	$7,633	41.5%
Residential	831	22.8	795	25.2	897	25.8	2,551	37.1	2,364	34.2
Construction	63	0.6	260	0.1	311	1.1	867	2.4	3,478	11.6
Construction to permanent	215	2.2	25	2.7	19	1.1	547	2.0	492	1.9
Commercial	1,918	11.3	2,285	8.3	942	7.8	882	6.2	441	2.7
Consumer	478	9.7	534	11.2	217	11.1	459	10.2	578	8.2
Unallocated	-	N/A	197	N/A	121	N/A	60	N/A	388	N/A
Total	$4,924	100.0%	$5,681	100.0%	$6,016	100.0%	$9,385	100.0%	$15,374	100.0%

Non-Accrual, Past Due and Restructured Loans

The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, and there is 6 months of performance. Management considers all non-accrual loans and troubled debt restructurings to be impaired. In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered collection delays and the related loans are not considered to be impaired. The Bank considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

The following table is a summary of non-accrual and accruing loans which were past due by over 90 days at the end of each of the last five years.

(dollars in thousands)	2014	2013	2012	2011	2010

Loans past due over 90 days still accruing	$279	$866	$2,234	$9,461	$3,374
Non accrual loans	866	12,337	23,810	20,683	89,150
Total	$1,145	$13,203	$26,044	$30,144	$92,524

% of Total Loans	0.24%	3.12%	5.60%	5.90%	16.83%
% of Total Assets	0.18%	2.44%	4.22%	4.53%	11.80%

Additional income on non-accrual loans if recognized on an accrual basis	$23	$545	$1,172	$2,275	$6,618

Non-accrual loans decreased from $12.3 million at December 31, 2013 to $0.9 million at December 31, 2014. The $0.9 million of non-performing loans was comprised of 4 borrowers at December 31, 2014, compared to 15 borrowers at December 31, 2013. Included in non-accruing loans were loans of $138,000 and $7.8 million as of December 31, 2014 and 2013, respectively that were current within 30 days as to payments. One loan of $0.3 million which had been non-accrual at December 31, 2014 subsequently paid off in February 2015.

Non-performing loans peaked at $137.9 million at September 30, 2009. The decrease in the number of non-performing loans represents the Bank’s continuous focus on asset quality.

Loans past due ninety days or more, and still accruing interest were $279,000 and $866,000 at December 31, 2014 and December 31, 2013, respectively. Loans over 90 days past due were comprised of four commercial and industrial loans at December 31, 2014. All four loans were mature lines of credit with acceptable risk ratings awaiting renewal. These loans were past maturity dates and were current within 60 days as to interest payments. Loans over 90 days past due were comprised of two loans at December 31, 2013; one loan for $841,000 was current and a $25,000 loan was current within 60 days as to interest payments. Both loans were past the loans maturity dates and were in the process of being renewed.

At December 31, 2014, there was one loan totaling $1.1 million that was considered a troubled debt restructuring, as compared to 2 loans totaling $2.2 million that were considered troubled debt restructurings at December 31, 2013, all of which were considered impaired loans. Loan modifications, which resulted in these loans being considered troubled debt restructurings, were primarily in the form of rate concessions or term extensions. There were no commitments to advance additional funds under modified terms for these loans.

Other Real Estate Owned

There was no real estate owned at December 31, 2014 and December 31, 2013. During the twelve months ended December 31, 2014, one OREO property was foreclosed, and subsequently sold. During the year ended December 31, 2013, the Bank did not acquire any properties and two properties were sold with an aggregate carrying value of $5.0 million.

Deferred Taxes

The determination of the amount of deferred tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. In September 2014, the Company released $16.8 million, or 96.7%, of the valuation allowance previously recorded on its net deferred tax asset.

After weighing all the evidence Management determined that it was more likely than not that the Bank would be able to realize substantially all of its deferred tax asset and, therefore, the valuation allowance on that portion was no longer required.

The positive evidence that outweighed the negative evidence in Management’s assessment included, but was not limited to, the following:

●	Strong positive trend in financial performance over the last four quarters
●	Forecasted taxable income for 2015 and future periods
●	Net operating loss carry-forwards that do not begin to expire until 2029
●	A significant improvement in the quality of the loan portfolio
●	Favorable changes in operations which permanently reduce operating expenses.

The Company will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

Other Assets

During the fourth quarter of 2014, Bancorp’s Bank Owned Life Insurance (“BOLI”) policy of $22.4 million was liquidated and adjustable rate residential mortgage loans were purchased with the proceeds. The loans purchased had a composite yield of approximately 300 basis points higher than the existing crediting rate on the BOLI policy. In addition, the tax-exempt feature of the BOLI held no value for Bancorp due to the significant amount of net operating loss (“NOL”) carry forwards in the Company’s deferred tax assets.

Premises and equipment increased $7.3 million from $15.1 million at December 31, 2013 to $22.4 million at December 31, 2014. This increase was primarily due to purchases totaling $8.3 million which was partially offset by depreciation of $1.1 million. All facility purchase transactions were undertaken after careful cost/ benefit analysis showed a clear benefit to the Company in owning rather than leasing the subject properties.

Deposits

The following table is a summary of Bancorp’s deposits at December 31 for each of the years shown:

(in thousands)	2014	2013	2012
Non-interest bearing	$63,398	$55,358	$65,176
Interest bearing
NOW	26,269	28,618	30,191
Savings	93,790	80,983	77,761
Money market	24,650	29,310	42,402
Time certificates, less than $100,000	106,340	129,548	160,611
Time certificates, $100,000 or more	97,876	106,387	121,142
Brokered Deposits	30,710	-	-
Total interest bearing	379,635	374,846	432,107
Total Deposits (1)	$443,033	$430,204	$497,283

(1) Included in total deposits are $24.7 million of deposits held for sale at December 31, 2012.

Total deposits increased $12.8 million, or 3.0%, to $443.0 million at December 31, 2014.

Non-interest bearing deposits increased $8.0 million, or 14.5%, to $63.4 million.

Interest bearing deposits increased $4.8 million, or 1.3%, to $379.6 million primarily due to increases in brokered deposits of $30.7 million and savings accounts of $12.8 million partially offset by a decrease in certificates of deposit of $31.7 million, or 13.4% when compared to last year. Brokered deposits of approximately $30.0 million were obtained in December 2014 to fund anticipated loan growth. The increase in savings balances was primarily due to promotional rates and shift in balances from other deposit products. The decrease in time deposits was primarily the result of strategic pricing initiatives intended to reduce higher cost deposits.

As of December 31, 2014, the Bank’s maturities of time deposits were:

	Less than	$100,000 or
	$100,000	greater	Totals
(in thousands )

Three months or less	$47,878	$35,079	$82,957
Four to six months	39,925	18,259	58,184
Seven months to one year	37,657	32,240	69,897
Over one year	11,590	12,298	23,888
Total	$137,050	$97,876	$234,926

Borrowings

Borrowings increased to $128.2 million at December 31, 2014 as compared to $65.2 million at December 31, 2013. Borrowings at December 31, 2014 were comprised of $120.0 million in Federal Home Loan Bank Advances and $8.2 million in junior subordinated debentures. Borrowings at December 31, 2013 were comprised of $57.0 million in Federal Home Loan Bank Advances, and $8.2 million in junior subordinated debentures.

The increase in FHLB borrowings of $63.0 million in 2014 was primarily due to a strategic business decision made to increase profitability in future periods. Mangement took advantage of the low cost funding provided through the FHLB Bank Advances program to enter into a loan participation of approximately $50.0 million.

All FHLB borrowings at December 31, 2014 and December 31, 2013 had maturities of less than one year.

Shareholders’ Equity

Shareholders’ equity increased $16.9 million from $41.8 million at December 31, 2013 to $58.7 million at December 31, 2014. This is primarily the result of net income of $15.7 million, and an increase in accumulated other comprehensive income of $910,000.

Average Balances

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

Average Balance Sheet

Net Interest income- Rate and Volume Variance Analysis

	2014			2013			2012
		Interest			Interest			Interest
(dollars in thousands)	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans	$427,032	$19,601	4.59%	$454,849	$20,706	4.55%	$494,333	$23,482	4.75%
Cash equivalents	42,405	67	0.16%	32,022	60	0.19%	55,638	98	0.18%
Investments	46,544	700	1.50%	49,070	888	1.81%	60,799	1,636	2.69%
Total interest earning assets	$515,981	$20,368	3.95%	$535,941	$21,654	4.04%	$610,770	$25,216	4.13%

Cash and due from banks	1,863			3,337			4,660
Allowance for loan losses	(5,277)			(5,813)			(7,771)
Other assets	46,636			35,328			32,206
Total Assets	$559,203			$568,793			$639,865
Interest bearing liabilities:
Time certificates	$221,659	$2,016	0.91%	$253,714	$3,422	1.35%	$313,693	$4,932	1.57%
Savings accounts	88,008	330	0.37%	87,676	350	0.40%	66,137	331	0.50%
Money market accounts	27,144	14	0.05%	35,268	41	0.11%	46,944	72	0.15%
NOW accounts	26,226	4	0.02%	29,337	9	0.03%	25,617	16	0.06%
Borrowings	79,216	181	0.23%	45,678	748	1.64%	61,320	1,768	2.88%
Subordinated debt	8,248	425	5.15%	8,248	284	3.44%	8,248	300	3.64%
Total interest bearing liabilities	$450,501	$2,970	0.66%	$459,921	$4,854	1.06%	$521,959	$7,419	1.42%

Demand deposits	57,850			59,892			61,586
Other liabilities	3,158			4,606			5,370
Shareholder's equity	47,694			44,374			50,950
Total liabilities and equity	$559,203			$568,793			$639,865

Net interest income		$17,398			$16,800			$17,797
Interest margin			3.37%			3.13%			2.91%
Interest spread			3.29%			2.98%			2.71%

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities:

	2014 vs. 2013			2013 vs. 2012
	Increase (decrease)		Total	Increase (decrease)		Total
	due to		Increase	due to		Increase
(dollars in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earning assets:
Loans	$(1,256)	$151	$(1,105)	$(1,817)	$(959)	$(2,776)
Cash equivalents	17	(10)	7	(42)	4	(38)
Investments	(44)	(144)	(188)	(278)	(470)	(748)
Total interest earning assets	(1,283)	(3)	(1,286)	(2,137)	(1,425)	(3,562)

Interest bearing liabilities:
Time certificates	$(393)	$(1,013)	$(1,406)	$(872)	$(638)	$(1,510)
Savings accounts	1	(21)	(20)	94	(75)	19
Money market accounts	(8)	(19)	(27)	(15)	(16)	(31)
NOW accounts	(1)	(4)	(5)	2	(9)	(7)
Borrowings	332	(899)	(567)	(471)	(549)	(1,020)
Subordinated debt	-	141	141	-	(16)	(16)
Total interest bearing liabilities	(69)	(1,815)	(1,884)	(1,262)	(1,303)	(2,565)

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years 2014 and 2013

For the year ended December 31, 2014, Bancorp recorded net income of $15.7 million ($4.08 per share) compared to a net loss of $7.3 million ($1.90 per share) for the year ended December 31, 2013.

Income before income tax expense was $1.0 milllion, an increase of $8.6 million compared to a loss before income tax expense of $7.6 million in 2013.

●	Net interest income increased $0.6 million
●	Provision for loan losses decreased $1.0 million
●	Non-interest income decreased $0.6 million
●	Non-interest expense decreased $7.6 million

The positive results for 2014 were Bancorp’s first year of net profitability since 2007 and were primarily due to balance sheet and operational restructuring initiatives implemented during 2013 and 2014 by new executive management. These initiatives included:

●	Prepayment of high cost borrowings and replacement with borrowings at significantly lower rates.
●	Strategic repricing of deposits coupled with the borrowing initiative to substantially reduce the cost of funds.
●	Streamlining of branch and back office operations and exit from the Residential Lending business, resulting in non-interest expense reductions.
●	Obtaining vendor price concessions
●	Purchasing three branch buildings where the cost of the leases exceeded the cost to own the properties.

Bancorp’s improved earnings and balance sheet resulting from the initiatives noted and continued efficiencies created during 2014 enabled the Company to recognize a $16.8 million income tax benefit in the third quarter of 2014 via reversal of most of the valuation allowance against its Deferred Tax Asset (“DTA”). Recognition of the DTA also increased regulatory capital, enabling Bancorp to increase its asset base.

Net interest Income

Net interest income is the difference between interest income on interest earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them, respectively.

Net interest income increased $0.6 million from $16.8 million for the year ended December 31, 2013 to $17.4 million for the year ended December 31, 2014.

●	Total interest and dividend income decreased $1.3 million, or 6.0%, primarily as a result of lower average loan balances. Increased yields on loans were offset by lower yields on investments.

o

Average loan balances were $27.8 million lower in 2014 than in 2013, including a decrease in the average residential real estate loan balance of $27.7 million. The decrease in average loan balances resulted in lower interest income of $1.3 million.

o

Average yields on loans increased to 4.59% from 4.55% in 2013. This benefitted interest income by $151,000 and was largely derived from loan mix as lower yielding residential loans constituted a smaller portion of the average loan portfolio in 2014.

o

Average yields on investments decreased to 1.50% from 1.81% in 2013 resulting in lower interest income of $144,000. The decrease in yields was primarily due to bonds repricing lower during 2013, in addition to increased prepayments and resulting premium amortization on mortgage-backed-securities.

●

Total interest expense decreased $1.9 million from $4.9 million for the year ended December 31, 2013 to $3.0 million for the year ended December 31, 2014 as average deposit and borrowing rates were significantly lower in 2014.

o

Deposit expense decreased $1.5 million primarily due to strategic pricing initiatives which reduced dependence upon high cost term deposits as a funding source. The average rate on interest bearing deposits decreased from 0.94% to 0.65% in 2014, resulting in a $1.1 million decrease in interest expense. The remaining $0.4 million reduction in deposit expense was primarily due to shift in funding mix from higher rate time deposits to FHLB borrowings. Average time deposits were $32.1 million lower than in 2013. Average borrowings increased $33.5 million from 2013.

o

Interest expense on borrowings decreased $0.6 million from 2014. The average rate on borrowings decreased from 1.64% to 0.23% in 2014, resulting in a $0.9 million decrease in interest expense. Higher average balances due to the previously noted shift from time deposits resulted in incremental expense of $0.3 million.

o	Interest expense on subordinated debt increased $141,000 from 2013, primarily due to incremental expense of $117,000 related to deferred interest payments from prior years.

Management regularly reviews loan and deposit rates and strives to price Bancorp’s products competitively. The Company tracks its mix of asset and liability maturities and manages its balance sheet in an effort to maintain a reasonable match.

Provision for loan losses

During 2014, Bancorp did not make any additional provisions for loan losses due to continued improvement in asset quality. During 2013 Bancorp recorded a provision of $1.0 million as a specific reserve for one impaired loan. Net charge-offs decreased to $757,000 as compared to $1.3 million in 2013. In addition, criticized assets decreased by $15.2 million to $13.0 million at December 31, 2014 from $28.2 million at December 31, 2013. Bancorp continues to maintain conservative underwriting standards including minimum loan to value ratios.

During the fourth quarter of 2014 management implemented changes to the methodology for calculating the allowance for the loan losses by updating our study of the Loss Emergence Period (“LEP”). A more detailed description of the change is presented under the discussion entitled “Allowance for Loan Losses” (“ALL”) within the significant accounting policies section of Note 1 to the consolidated financial statements.

Non-interest income

Non-interest income decreased by $594,000, or 24.5%, from $2.4 million in 2013 to $1.8 million in 2014. Non-interest income for 2014 included a $455,000 loss on disposition of the Bank’s BOLI policy. Excluding this loss non-interest income was $139,000, or 5.7%, lower than in 2013. Other significant reductions included:

●	Lower mortgage banking fees of $231,000 primarily due to the decision during 2013 to discontinue originating and selling residential mortgage loans
●	No branch or portfolio loan sales in 2014 as compared to combined proceeds of $79,000 for both in 2013.
●	Decrease in BOLI income of $84,000 primarily due to lower crediting rates during 2014

Partially offsetting the noted reductions were increased loans and deposit fees totaling $118,000 and incremental rental income of approximately $275,000.

Non-interest expense

Non-interest expense decreased $7.6 million, or 29.4%, from $25.9 million for the year ended December 31, 2013 to $18.3 million for the year ended December 31, 2014. Non-interest expense in 2013 included prepayment penalties on borrowings of $4.1 million and restructuring charges of $522,000. Non-interest expense in 2014 included expense of $437,000 related to disposition of the BOLI policy. Excluding these non-recurring expenses, non-interest expense decreased by $3.4 million, or 16.1%, and included the following differences:

●	Salaries and benefits were reduced by $1.6 million, primarily due to savings from employment reductions in addition to reduced expense resulting from changing health benefit providers.
●	Occupancy and equipment expense decreased $354,000 primarily due to purchasing three branches from May 2013 to June 2014 which had formerly been leased, in addition to closing a branch in 2013.
●

Professional and other outside services decreased $524,000 primarily due to lower legal fees resulting from improved asset quality, renegotiation of several vendor contracts and reduced consultant usage.

●	Regulatory assessments reduction of $281,000 primarily due to rating upgrades received.
●	Other real estate operations (“OREO”) reduction of $200,000.

Comparison of Results of Operations for the years 2013 and 2012

For the year ended December 31, 2013, Bancorp recorded a net loss of $7.3 million ($1.90 per share) compared to a net loss of $536,000 ($0.14 per share) for the year ended December 31, 2012.

Net interest income decreased $1.0 million from $17.8 million for the year ended December 31, 2012 to $16.8 million for the year ended December 31, 2013.

●

Total interest and dividend income decreased $3.6 million, or 14.1%, as a result of lower outstanding average earning assets, payoffs on loans carrying interest rates higher than current market rates and new loan originations at rates lower than maintained in the portfolios in 2012.

●

Total interest expense decreased $2.5 million from $7.4 million for the year ended December 31, 2012 to $4.9 million for the year ended December 31, 2013 as a result of a decrease in the level of outstanding average interest bearing deposits, reduced dependence upon high cost term deposits as a funding source, and expense reduction due to the prepayment of high cost FHLB borrowings during 2013 and the subsequent obtainment of new borrowings at significantly lower rates.

Noninterest income was $2.4 million for the year ended December 31, 2013 compared to $3.3 million for the year ended December 31, 2012. The decrease was caused primarily from the gain on the sale of investment securities in 2012 of $911,000.

Total non-interest expense of $25.9 million for 2013 was $1.9 million higher than the $24.0 million recorded for 2012. Excluding prepayment penalties on borrowings of $4.1 million in 2013 and restructuring charges of $522,000, as compared to $939,000 in 2012, non-interest expense was $1.8 million lower than in 2012. Salaries and benefits, occupancy and equipment and insurance expense all showed significant reductions as a result of restructuring initiatives implemented in 2013. Regulatory assessments decreased $565,000 as a result of an upgrade received from the Bank’s regulators in 2013.

Net interest income

Bancorp’s net interest income of $16.8 million for the year ended December 31, 2013 was $1.0 million, or 5.6% less than the $17.8 million recorded for the year ended December 31, 2012.

●

Total interest and dividend income of $21.7 million was $3.4 million, or 14.1%, lower than the $25.2 million recorded in 2012. Average interest earning assets decreased from $610.8 million in 2012 to $535.9 million in 2013. Average loans outstanding decreased from $494.3 million to $454.8 million. The average yield on the portfolio decreased from 4.75% in 2012 to 4.55% in 2013. The lower yield on the portfolio was due to the pay off of loans in the portfolio at rates currently higher than market and the closing of new loans at rates currently lower than the average yield of the portfolio. Average investments outstanding during the year were $11.8 million lower than the $60.8 million maintained during 2012 as Bancorp did not want to commit additional funds to longer term investments during this historically low interest rate environment. The yield on the portfolio declined from 2.69% in 2012 to 1.81% in 2013 due to sales of higher yielding instruments in 2012. Cash equivalents decreased from an average outstanding of $55.6 million in 2012 to $32.0 million in 2013. The reduction in excess liquidity was used to pay off higher yielding certificates of deposits and high cost borrowings, and therefore, had a positive impact on the net interest margin.

●	Total interest expense decreased from $7.4 million in 2012 to $4.9 million in 2013. The decrease was due to both lower levels of average outstanding interest bearing liabilities and a significant reduction in the cost of funds for the deposit portfolio and FHLB advances. Total interest expense on certificates of deposit decreased by $1.5 million, or 31%, from $4.9 million in 2012 to $3.4 million in 2013. The portfolio dropped from $313.7 million with a cost of funds of 1.57% to $253.7 million in 2013 at a cost of 1.35%. Savings accounts increased by $21.5 million during the year based upon the growth in a new core relationship product with a short term promotional introductory rate. The overall cost of funds for savings decreased by 10 basis points during the year and interest expense increased by $19,000. Interest expense on borrowings decreased by $1.0 million, or 54%, as Bancorp restructured high cost advances in 2013, lowering the average cost of borrowings from 2.88% to 1.64%. Total borrowings remain unchanged at $57.0 million as of December 31, 2012 and December 31, 2013.

Provision for loan losses

During 2013 Bancorp recorded a provision of $1.0 million compared to a credit to the provision of approximately $2.4 million in 2012. The $1.0 million charge to the provision was a specific reserve for one impaired loan. The $2.4 million credit to the provision for 2012 was based upon management’s evaluation of the adequacy of the allowance for loan losses. Overall credit quality has improved and recoveries from previously charged-off loans were $363,000 in 2013 compared to $80,000 in 2012. Total criticized loans decreased by $39.6 million from $67.8 million at December 31, 2012 to $28.2 million at December 31, 2013. Bancorp continues to maintain conservative underwriting standards including minimum loan to value ratios. In addition, the size of the loan portfolio had been reduced with loans receivable of $418.1 million at December 31, 2013 being $40.6 million, or 9%, lower than the prior year end.

Non-interest income

Non-interest income decreased by $848,000, or 26%, from $3.3 million in 2012 to $2.4 million in 2013. Gains on the sale of investment securities and loans were lower by $911,000 and $308,000, respectively, primarily due to investment sales and bulk loan sales in 2012. Excluding these non-recurring items, non-interest income increased in 2013. Fees and service charges were lower by $113,000, or 13%, primarily due to a reduction in average deposit balances. These decreases in non-interest income were more than offset by an increase in loan applications, inspection and processing fees of $147,000, an increase in mortgage banking activity of $92,000 and the gain recognized on the sale of branch assets and deposits of $51,000.

Non-interest expense

Non-interest expense increased $1.9 million, or 8%, from $24.0 million for the year ended December 31, 2012 to $25.9 million for the year ended December 31, 2013. Prepayment penalties on the high cost borrowings were $4.1 million of the increase, partially offset by lower restructuring charges of $418,000. Excluding these non-recurring expenses, non-interest expense decreased by $1.8 million. Salaries and benefits were reduced by $0.9 million, or 8%, in 2013, occupancy and equipment expense was lower by $509,000, or 12% and regulatory assessments decreased $565,000. Data processing expense decreased $173,000 primarily due to changes in a service contract.

LIQUIDITY

Bancorp’s liquidity position was 16% and 13% at December 31, 2014 and 2013, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities which have not been pledged. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover increases in its loan portfolio and downward fluctuations in deposit accounts. Management believes Bancorp’s short-term assets provide sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

At December 31, 2014, cash and cash equivalents and unpledged available-for-sale securities were $73.3 million and $26.2 million, respectively. In addition to Federal Home Loan Bank advances outstanding at December 31, 2014, the Bank had the ability to borrow an additional $29.8 million from the Federal Home Loan Bank of Boston, which included a $2.0 million overnight line of credit. At December 31, 2014 the Bank had $120.0 million in Federal Home Loan Bank advances, none of which were under the overnight line of credit. The Bank also has the ability to borrow from the Federal Reserve Bank.

The following table presents Bancorp’s contractual obligations as of December 31, 2014:

		Less than	One to	Three to	Over five
(in thousands)	Total	one year	three years	five years	years

Certificates of deposit	$204,216	$180,327	$17,299	$6,590	$-
Brokered deposits	30,710	30,710	-	-	-
Junior subordinated debt owed to unconsolidated trust	8,248	-	-	-	8,248
FHLB Advances	120,000	120,000	-	-	-
Operating lease obligations	3,177	1,363	1,195	295	324

Total contractual obligations	$366,351	$332,400	$18,494	$6,885	$8,572

OFF-BALANCE SHEET ARRANGEMENTS

The following table presents Bancorp’s off-balance sheet commitments as of December 31, 2014. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements.

(in thousands)	2014
Commitments to extend credit:
Future loan commitments	$19,734
Home equity lines of credit	23,608
Unused lines of credit	33,923
Undisbursed construction loans	6,071
Financial standby letters of credit	1,125
$84,461

REGULATORY CAPITAL REQUIREMENTS

The following tables illustrate Bancorp’s and the Bank’s regulatory capital ratios at December 31, 2014 and December 31, 2013 respectively:

Patriot National Bancorp, Inc.

	December 31, 2014	December 31, 2013
Tier 1 Leverage Capital	9.62%	9.33%
Tier 1 Risk-based Capital	12.98%	12.70%
Total Risk-based Capital	14.08%	13.95%

Patriot National Bank

	December 31, 2014	December 31, 2013
Tier 1 Leverage Capital	9.63%	9.28%
Tier 1 Risk-based Capital	12.98%	12.61%
Total Risk-based Capital	14.08%	13.86%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Under the regulatory framework for prompt correction action, to be considered “well capitalized,” an institution must generally have a leverage capital ratio of at least 9%, a Tier 1 risk-based capital ratio of at least 10.50% and a total risk-based capital ratio of at least 12%. However, the OCC has the discretion to require increased capital levels.

Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain a “well capitalized” classification.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Bancorp’s market risk is primarily limited to interest rate risk.

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

Net Interest Income and Economic Value
Summary Performance
(dollars in thousands)
	December 31, 2014
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	19,986	(104)	-0.5%	74,830	(8,854)	-10.6%
+ 100	20,152	62	0.3%	79,390	(4,294)	-5.1%
BASE	20,090	-	-	83,684	-	-
- 100	20,552	462	2.3%	91,063	7,379	8.8%
- 200	20,408	318	1.6%	95,939	12,255	14.6%

	December 31, 2013
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	16,147	(780)	-4.6%	59,238	(11,808)	-16.6%
+ 100	16,656	(271)	-1.6%	65,079	(5,967)	-8.4%
BASE	16,927	-	-	71,046	-	-
- 100	17,124	197	1.2%	78,332	7,286	10.3%
- 200	16,864	(63)	-0.4%	82,687	11,641	16.4%

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

ITEM 8.   Financial Statements and Supplementary Data

The Financial Statements required by this item are presented in the order shown below, in ITEM 15:

Report of independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the years ended Decemebr 31, 2014,2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended Decemebr 31, 2014,2013 and 2012

Consolidated Statements of Shareholders’ Equity for the years ended Decemebr 31, 2014,2013 and 2012

Consolidated Statements of Cash Flows for the years ended Decemebr 31, 2014,2013 and 2012

Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided below.

The following table presents quarterly results of operations (unaudited) to the consolidated financial statements:

	First	Second	Third	Fourth
(in thousands)	Quarter	Quarter	Quarter	Quarter (2)

2014:
Interest income	$4,879	$4,856	$4,977	$5,656
Interest expense	870	722	691	687
Net interest income	4,009	4,134	4,286	4,969
Provision for loan losses	-	-	-	-
Non-interest income	593	623	587	29
Non-interest expense	4,283	4,232	4,424	5,332
Income (loss) before income taxes	319	525	449	(334)
(Benefit) provision for income taxes	-	-	(16,812)	2,062
Net income (loss)	$319	$525	$17,261	$(2,396)

Net income (loss) per common share:
Basic and diluted (1)	$0.08	$0.14	$4.53	$(0.67)

	First	Second	Third	Fourth
(in thousands)	Quarter	Quarter	Quarter	Quarter

2013:
Interest income	$5,501	$5,309	$5,614	$5,230
Interest expense	1,627	1,276	1,083	868
Net interest income	3,874	4,033	4,531	4,362
Provision for loan losses	(30)	-	1,000	-
Non-interest income	487	769	560	610
Non-interest expense	6,369	8,714	6,461	4,340
(Loss) income before income taxes	(1,978)	(3,912)	(2,370)	632
Benefit for income taxes	(21)	-	-	(318)
Net (loss) income	$(1,957)	$(3,912)	$(2,370)	$950

Net (loss) income per common share:
Basic and diluted (1)	$(0.51)	$(1.02)	$(0.62)	$0.25

(1) All common stock and per share data has been restated to give effect to the reverse stock split of 1-for-10 effective March 4, 2015.

(2) Fourth quarter results were significantly impacted by the liquidation of the Company’s BOLI policy. Excluding the BOLI transaction, the following are the fourth quarter results: net interest income and provision for loan losses- unchanged; non- interest income-$484; non-interest expense-$4,895; income before taxes-$558; provison for income taxes-$217 and net income-$341.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

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

During the fourth quarter management identified a material weakness in internal control relating to the determination of certain quantitative and qualitative factors considered by management in the allowance for loan loss estimation process. No restatement of prior period financial statements and no change in previously released financial results were required as a result of this finding. Management remediated this weakness by enhancing the documentation and controls over the process supporting certain quantitative and qualitative factors considered in the estimation of the allowance for loan losses. Except for the foregoing, there was no change in the Company’s internal control over financial reporting in the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992). Based on that assessment, management concluded that as of December 31, 2014, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (1992).

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to Bancorp’s definitive proxy statement or information statement for its 2015 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2014.

The Company has adopted a Code of Ethics for its senior financial officers. The information required by Item 406 is contained in Exhibit 14 to this Form 10-K. A copy of this Code of Ethics will be provided to any person so requesting by writing to Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, Connecticut 06901, Attn: Christina L. Maier, Chief Financial Officer.

ITEM 11.   Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement, which section is incorporated herein by reference.

The table below provides information as of December 31, 2014, with respect to the compensation plan under which equity securities of the Company are authorized for issuance to directors, officers or employees.

Plan Category	# of common shares to be issued upon vesting of restricted shares	Weighted average grant date fair value	# of common shares available for issuance under the Plan excluding unvested

Equity Compensation plans approved by security holders	79,209	13.40	185,210

Equity Compensation plans not approved by security holders	-	-	-

Total (1)	79,209	13.40	185,210
(1)	All common stock and per share data included in these financial statements has been restated to give effect to the reverse stock split of 1-for-10 effective March 4, 2015.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement.

ITEM 14.   Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement.

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

10(a)(19)

Employment agreement, dated as of July 9, 2013, by and among Patriot National Bancorp, Inc., Patriot National Bank and Kenneth T. Neilson (incorporated by reference to Exhibit 10.1 on Bancorp’s Report on Form 8-K dated February 5, 2014 (Commission File No. 000-29599)).

10(a) (20)	Amended Financial Services Agreement, (incorporated by reference to Exhibit 10(a) (20) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 000-29599)).

Exhibit No.	Description

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (Commission File No. 000-29599)).

21	Subsidiaries of Bancorp (Incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

23.1	Consent of KPMG LLP

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Patriot National Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and subsidiary (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Stamford, Connecticut

March 31, 2015

 PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
	(in thousands, except shares)
ASSETS
Cash and due from banks (Note 2):
Noninterest bearing deposits and cash	$2,095	$1,570
Interest bearing deposits	71,163	33,296
Total cash and cash equivalents	73,258	34,866

Securities:
Available for sale securities, at fair value (Note 3)	33,682	37,701
Other Investments	4,450	4,450
Federal Reserve Bank stock, at cost	2,058	1,444
Federal Home Loan Bank stock, at cost (Note 8)	6,628	4,143
Total securities	46,818	47,738

Loans receivable (net of allowance for loan losses: 2014: $4,924, 2013: $5,681) (Notes 4 and 17)	471,984	418,148
Accrued interest and dividends receivable	1,918	1,566
Premises and equipment, net (Notes 5 and 9)	22,357	15,061
Cash surrender value of bank owned life insurance (Note 11)	-	22,025
Deferred tax asset (Note 10)	14,926	-
Other assets	1,363	1,844
Total assets	$632,624	$541,248

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Notes 7 and 17):
Noninterest bearing deposits	$63,398	$55,358
Interest bearing deposits	379,635	374,846
Total deposits	443,033	430,204

Federal Home Loan Bank borrowings (Note 8)	120,000	57,000
Junior subordinated debt owed to unconsolidated trust (Note 8)	8,248	8,248
Accrued expenses and other liabilities	2,608	3,955
Total liabilities	573,889	499,407

Commitments and Contingencies (Notes 8,9 and 14)

Shareholders' equity (1)(Notes 12 and 16)
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2014: 3,952,177 shares issued; 3,951,007 shares outstanding. 2013: 3,878,668 shares issued; 3,877,497 shares outstanding	395	388
Additional paid-in capital	105,752	105,484
Accumulated deficit	(46,975)	(62,684)
Less: Treasury stock, at cost: 2014 and 2013, 1,170 shares	(160)	(160)
Accumulated other comprehensive loss	(277)	(1,187)
Total shareholders' equity	58,735	41,841
Total liabilities and shareholders' equity	$632,624	$541,248

See Accompanying Notes to Consolidated Financial Statements.

(1) On March 4, 2015, the Company affected a 1-for-10 reverse stock split. All common stock data included in these financial statements has been restated to give effect to the reverse stock split.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(in thousands, except per share amounts)
Interest and Dividend Income
Interest and fees on loans	$19,601	$20,706	$23,482
Interest on investment securities	528	775	1,508
Dividends on investment securities	172	113	128
Other interest income	67	60	98
Total interest and dividend income	20,368	21,654	25,216

Interest Expense
Interest on deposits	2,364	3,822	5,351
Interest on Federal Home Loan Bank borrowings	181	666	1,459
Interest on subordinated debt	425	284	300
Interest on other borrowings	-	82	309
Total interest expense	2,970	4,854	7,419

Net interest income	17,398	16,800	17,797

Provision for Loan Losses (Note 4)	-	970	(2,379)

Net interest income after provision for loan losses	17,398	15,830	20,176

Non-interest Income
Mortgage banking activity	25	255	164
Loan application, inspection and processing fees	214	249	101
Fees and service charges	896	744	857
Gain on sale of loans	-	28	336
Net gain on sale of investment securities	-	-	911
Gain on sale of branch assets and deposits	-	51	-
Earnings on cash surrender value of bank owned life insurance	439	523	517
Other income	258	576	388
Total non-interest income	1,832	2,426	3,274

Non-interest Expense
Salaries and benefits (Notes 9,12 and 14)	8,097	9,702	10,593
Occupancy and equipment expense	3,556	3,911	4,419
Data processing expense	1,115	1,296	1,469
Advertising and promotional expense	252	217	86
Professional and other outside services	2,312	2,836	2,601
Loan administration and processing expense	65	220	137
Regulatory assessments	879	1,159	1,724
Insurance expense	349	315	471
Other real estate operations (Note 6)	12	212	(58)
Material and communications	376	397	504
Restructuring charges and asset disposals (Note 20)	-	522	940
Prepayment penalty on borrowings	-	4,116	-
Other operating expense	1,258	981	1,100
Total non-interest expense	18,271	25,884	23,986

Income (loss) before income taxes	959	(7,628)	(536)

Benefit for Income Taxes (Note 10)	(14,750)	(339)	-

Net income (loss)	$15,709	$(7,289)	$(536)

Income (loss) per share (1) (Note 13)	$4.08	$(1.90)	$(0.14)

See Accompanying Notes to Consolidated Financial Statements.

(1) On March 4, 2015, the Company affected a 1-for-10 reverse stock split. All per share data has been restated to give effect to the reverse stock split.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(in thousands)
Net income (loss)	$15,709	$(7,289)	$(536)
Other comprehensive income (loss)(Note 18):
Unrealized holding gains (losses) on securities, net of taxes:	910	(569)	47
Less reclassification adjustment for net losses included in net income	-	-	(799)
Total	910	(569)	(752)
Comprehensive income (loss)	$16,619	$(7,858)	$(1,288)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2014, 2013 and 2012

					Accumulated
		Additional			Other
	Common	Paid-In	Accumulated	Treasury	Comprehensive
	Stock	Capital	Deficit	Stock	Income (Loss)	Total
(in thousands)

Balance at December 31, 2011	$384	$105,051	$(54,859)	$(160)	$134	$50,550

Comprehensive loss
Net loss	-	-	(536)	-	-	(536)
Unrealized holding loss on available for sale securities	-	-	-	-	(752)	(752)
Total comprehensive loss						(1,288)

Share-based compensation expense	-	306	-	-	-	306
Issuance of restricted stock	1	(1)				-
Balance, at December 31, 2012	$385	$105,356	$(55,395)	$(160)	$(618)	$49,568

Comprehensive loss
Net loss	-	-	(7,289)	-	-	(7,289)
Unrealized holding loss on available for sale securities	-	-	-	-	(569)	(569)
Total comprehensive loss						(7,858)

Share-based compensation expense	-	131	-	-	-	131
Issuance of restricted stock	3	(3)				-
Balance, at December 31, 2013	$388	$105,484	$(62,684)	$(160)	$(1,187)	$41,841

Comprehensive income
Net income	-	-	15,709	-	-	15,709
Unrealized holding gain on available for sale securities	-	-	-	-	910	910
Total comprehensive income						16,619

Share-based compensation expense	-	275	-	-	-	275
Issuance of restricted stock	7	(7)				-
Balance, at December 31, 2014	$395	$105,752	$(46,975)	$(160)	$(277)	$58,735

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(in thousands)
Cash Flows from Operating Activities:
Net income (loss):	$15,709	$(7,289)	$(536)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Restructuring charges and asset disposals	-	(163)	(64)
Amortization of investment premiums, net	238	187	311
Amortization and accretion of purchase loan premiums and discounts, net	(883)	20	11
Provision for loan losses	-	970	(2,379)
Net gain on sale of investment securities	-	-	(911)
Gain on sale of loans	-	(283)	(420)
Originations of mortgage loans held for sale	-	(35,647)	(5,206)
Proceeds from sales of mortgage loans held for sale	-	37,429	3,763
Loss on disposal of fixed assets	-	-	16
Earnings on cash surrender value of life insurance	(439)	(523)	(517)
Liquidation of cash surrender value of life insurance	22,464	-	-
Depreciation and amortization	1,085	1,215	1,216
Loss (gain) on sale of other real estate owned	4	(114)	(185)
Proceeds from sale of branch assets and deposits	-	127	-
Gain on sale of branch assets and deposits	-	(51)	-
Share-based compensation	275	131	306
Changes in assets and liabilities:
Decrease (increase) in net deferred loan costs	12	(132)	184
(Increase) decrease in accrued interest and dividends receivable	(352)	328	559
Increase in deferred tax asset	(14,750)	-	-
Decrease (increase) in other assets	481	737	(160)
(Decrease) increase in accrued expenses and other liabilities	(1,347)	(1,637)	858
Net cash provided by (used in) operating activities	22,497	(4,695)	(3,154)

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	4,515	2,313	24,516
(Purchases) redemptions of Federal Reserve Bank stock	(614)	286	(23)
(Purchases) redemptions of Federal Home Loan Bank stock	(2,485)	201	165
Proceeds from sale of loans	-	10,655	99,738
(Increase) decrease in loans	(52,965)	25,462	(60,646)
Purchase of other real estate owned	(264)	-	-
Proceeds from sale of other real estate owned	260	5,068	3,347
Capital improvements of other real estate owned	-	(80)	(111)
Purchase of bank premises and equipment, net	(8,381)	(8,279)	(616)
Net cash (used in) provided by investing activities	(59,934)	35,626	66,370

Cash Flows from Financing Activities:
Net Increase (decrease) in deposits	12,829	(52,541)	(47,627)
Decrease in deposits held for sale	-	(14,538)	-
Increase in FHLB borrowings	63,000	7,000	-
Decrease in repurchase agreements	-	(7,000)	-
Net cash provided by (used in) financing activities	75,829	(67,079)	(47,627)

Net increase (decrease) in cash and cash equivalents	38,392	(36,148)	15,589

Cash and cash equivalents at beginning of year	34,866	71,014	55,425
Cash and cash equivalents at end of year	$73,258	$34,866	$71,014

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012	2014	2013	2012
	(in thousands)

Supplemental Disclosures of Cash Flow Information
Interest paid	$4,191	$4,706	$7,127

Income taxes paid	$3	$3	$10

Supplemental disclosures of noncash operating, investing and financing activities:

Unrealized holding gain (loss) on available for sale securities arising during the period	$910	$(569)	$(834)

Transfer of loans to other real estate owned	$-	$3,698	$6,112

Transfer of other real estate owned to premises and equipment	$-	$-	$950

Reduction in deposits held for sale	$-	$10,167	$24,705

Reduction in branch assets held for sale	$-	$12	$88

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Note 1 .	Nature of Operations and Summary of Significant Accounting Policies

Patriot National Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company that was organized in 1999. On December 1, 1999, all the issued and outstanding shares of Patriot National Bank (the "Bank") were converted into Company common stock and the Bank became a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, seven other branch offices in Connecticut and two branch offices in New York. The Bank's customers are concentrated in Fairfield and New Haven Counties in Connecticut and Westchester County in New York.

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

The following is a summary of the Company’s significant accounting policies:

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the analysis and valuation of its investment securities and the valuation of deferred tax assets, as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These policies as well as the Company’s other significant accounting policies are described below.

Principles of consolidation and basis of financial statement presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiaries, PinPat Acquisition Corporation and ABC HOLD Co, LLC, and have been prepared in conformity with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Cash and cash equivalents

Cash and due from banks, federal funds sold and short-term investments are recognized as cash equivalents in the consolidated balance sheets. Federal funds sold generally mature in one day. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations. The short-term investments represent an investment in a money market mutual fund. The Company did not maintain any balances in federal funds sold or short-term investments during 2014.

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

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

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

Loans receivable

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity generally are reported at their outstanding unpaid principal balances adjusted for unearned income, the allowance for loan losses, and any unamortized deferred fees or costs.

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

The Company's real estate loans are collateralized by real estate located principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York, and accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in regional real estate market conditions.

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

December 31, 2014, 2013 and 2012

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

Allowance for loan losses

The allowance for loan losses (ALL) is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company’s December 31, 2014 allowance calculation included the use of more definitive and distinct Loss Emergence Periods (LEPs) for each loan segment, allowing the Company to more accurately forecast probable losses that have already occurred in the loan portfolio, which may not have emerged into “problem loan” status.

The updates and refinements to the allowance methodology did not have a significant impact on the total Allowance for Loan Losses, but as depicted in the tables in footnote 4, did result in some realignment of Allowance allocations. Notably, the Residential Mortgage allocation increased, which was primarily the result of higher NPLs and calculated loss rates, higher qualitative factor adjustments, and a higher LEP. As this category has incurred the most amount of dollars charged-off each of the past three years and has been a significant contributor to the Company’s non-performing loans, the Company believes the resulting December 31, 2014 Allowance allocation for this portfolio segment was reasonable and appropriate.

The ALL for homogeneous loans is calculated using a systematic methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. The ALL model is comprised of five distinct portfolio segments:

1)	Commercial Real Estate
2)	Residential Real Estate
3)	Construction
4)	Commercial
5)	Consumer

Each segment has a distinct set of risk characteristics monitored by management. We further assess and monitor risk and performance at a more disaggregated level which includes our internal risk rating system for the commercial segments and type of collateral, lien position and loan-to-value, or LTV, for the consumer segments.

We first apply historical loss rates to pools of loans with similar risk characteristics. Loss rates are calculated by historical charge-offs that have occurred within each pool of loans over the loss emergence period, or LEP. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. In general, the LEP will be shorter in an economic slowdown or recession and longer during times of economic stability or growth, as customers are better able to delay loss confirmation after a potential loss event has occurred.

In conjunction with our annual review of the ALL assumptions, we have updated our study of LEPs for our commercial portfolio segments using our loan charge-off history.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Another key assumption is the look-back period, or LBP, which represents the historical data period utilized to calculate loss rates. We lengthened the LBP for all segments in order to capture relevant historical data believed to be reflective of losses inherent in the portfolios. We use a 2- year LBP for portfolio segments.

After consideration of the historic loss calculations, management applies additional qualitative adjustments so that the ALL is reflective of the inherent losses that exist in the loan portfolio at the balance sheet date. Qualitative adjustments are made based upon changes in economic conditions, loan portfolio and asset quality data and credit process changes, such as credit policies or underwriting standards. The evaluation of the various components of the ALL requires considerable judgment in order to estimate inherent loss exposures.

Qualitative adjustments are aggregated into the nine categories described in the Interagency Policy Statement (“Interagency Statement”) issued by the bank regulators. Within the statement, the following qualitative factors are considered:

1.	Changes in our lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices not considered elsewhere in estimating credit losses;
2.	Changes in national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;
3.	Changes in the nature and volume of our loan portfolio and terms of loans;
4.	Changes in the experience, ability and depth of our lending management and staff;
5.	Changes in the volume and loss severity of past due loans, the volume of nonaccrual loans, and the volume and loss severity of adversely classified or graded loans;
6.	Changes in the quality of our loan review system;
7.	Changes in the value of the underlying collateral for collateral-dependent loans;
8.	The existence and effect of any concentrations of credit and changes in the level of such concentrations; and
9.	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our current loan portfolio.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The Company provides for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. Subsequent recoveries, if any, are credited to the allowance. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles. The allowance for loan losses consists primarily of the following two components:

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

(2)

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type and loan-to-value if collateral dependent. Management applies an estimated loss rate to each loan group. The loss rates applied are based on the Company’s cumulative prior two year loss experience adjusted, as appropriate, for the environmental factors discussed above. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be more or less than the allowance for loan losses management has established, which could have an effect on the Company’s financial results.

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

December 31, 2014, 2013 and 2012

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

While the Company uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the OCC will periodically review the allowance for loan losses. The OCC may require the Company to adjust the allowance based on their analysis of information available to them at the time of their examination.

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

Premises and equipment

Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Depreciation is charged to operations for buildings, furniture, equipment and software using the straight-line method over the estimated useful lives of the related assets which range from three to forty years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

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

Cash surrender value of bank owned life insurance

Cash surrender value of bank owned life insurance (“BOLI”) represented life insurance on certain employees who have consented to allow the Bank to be the beneficiary of those policies. Changes in the cash value of the policies, as well as insurance proceeds received above the carrying value, were recorded in other non-interest income and are not subject to income tax. The funds were held in a segregated account and invested in marketable securities. The Bank liquidated the BOLI policy in December 2014.

Income taxes

The Company recognizes income taxes under the asset and liability method. Under this method, net deferred taxes are recognized for the estimated tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and loss carry forwards. Deferred tax assets (DTAs) and liabilities (DTLs) are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on DTAs and DTLs of a change in tax rates is recognized in income in the period that includes the enactment date.

In certain circumstances deferred tax assets are subject to reduction by a valuation allowance. A valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited to income tax provision (benefit).

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

The Company had a net deferred tax asset of $14.9 million at December 31, 2014 compared to a net deferred tax asset of $0 at December 31, 2013. The change in net deferred tax asset of $14.9 million was primarily due to the release of the valuation allowance.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The Company evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so the Company considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. When comparing 2014 to prior periods, management noted positive evidence which included strong positive trend in financial performance, forecasted 2015 and future period taxable income, a significant improvement in the quality of the loan portfolio, favorable changes in operations which permanently reduce operating expenses and net operating loss carry-forwards that do not begin to expire until 2029. The positive evidence noted above resulted in management’s conclusion to release the valuation allowance against the net deferred tax at September 30, 2014. The positive trend in the Bank’s financial performance continued through the fourth quarter, and management determined that a valuation allowance against the net deferred tax asset was not necessary at December 31, 2014.

Management will continue to evaluate the bank’s ability to realize its net deferred tax asset. Future evidence may prove that it is more likely than not that a portion of the net deferred tax asset will not be realized at which point a valuation allowance may be reestablished.

The Company has no unrecognized tax benefits and related interest or penalties at December 31, 2014. Management does not believe that there is any tax position for which it is reasonably possible that will result in unrecognized tax benefits within the next 12 months.

The Company’s returns for tax years 2010 through 2013 are subject to examination by the Internal Revenue Service (“IRS”) for U.S. federal tax purposes, and by its major state tax authority, Connecticut. During 2013, the IRS had completed its examination of the U.S. federal tax returns of the Company for tax years ended December 31, 2004 thru 2009. There were no changes made by the IRS to the Company’s reported tax. There are no other on-going audits in other tax jurisdictions.

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

Earnings or loss per share

Basic earnings or loss per share represents income or loss relating to common shareholders and is computed by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted earnings or loss per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustments to income resulting from the assumed issuance unless such assumed issuance is anti-dilutive. Potential common shares that may be issued by the Company include any stock options and warrants, and are determined using the treasury stock method. The Company did not have any potentially dilutive shares outstanding in 2013 or 2014.

Treasury shares are not deemed outstanding for income (loss) per share purposes.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Share-based compensation plan

The Company accounts for share-based compensation transactions at fair-value and recognizes the related expense in the consolidated statements of operations.

The Compensation Committee establishes terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants vest in quarterly or annual installments over a three, four or five year period from the date of grant. The fair value of stock options granted would be estimated utilizing the Black-Scholes options pricing modeling. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis.

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

Segment reporting

The Company’s only business segment is Community Banking. During the years ended 2014, 2013 and 2012, this segment represented all the revenues and income of the consolidated group and, therefore, is the only reported segment.

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

December 31, 2014, 2013 and 2012

Recently Issued Accounting Standards Updates

ASU 2014-14, “Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40)” – Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure which will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The Company intends to adopt the accounting standard during the first quarter of 2015, with no material impact on its financial statements anticipated.

ASU No. 2014-12, Compensation-Stock Compensation (Topic 718) “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” – The ASU provides explicit guidance to account for a performance target that could be achieved after the requisite service period as a performance condition. For awards within the scope of this Update, the Task Force decided that an entity should apply existing guidance in Topic 718 as it relates to share-based payments with performance conditions that affect vesting. Consistent with that guidance, performance conditions that affect vesting should not be reflected in estimating the fair value of an award at the grant date. Compensation cost should be recognized when it is probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments are effective for annual and interim periods beginning after December 15, 2015. The Company intends to adopt the accounting standard during the first quarter of 2015, with no material impact on its financial statements anticipated.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

ASU No. 2014-04, “Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure,” was issued to clarify that when an in substance repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for annual reporting periods beginning after December 15, 2014. The Company intends to adopt the accounting standard during the first quarter of 2015, with no material impact on its financial statements anticipated.

ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects (Topic 323)“- allows an entity that invests in low income housing projects and meets all the specified conditions to use the proportional amortization method to account for the costs of those investments. The effective date is for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company intends to adopt the accounting standard during the first quarter of 2015, with no material impact on its financial statements anticipated.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Note 2 .	Restrictions on Cash and Due From Banks

At December 31, 2014 and 2013, the Company was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes for its transaction accounts and non-personal time deposits.

Note 3 .	Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of available-for-sale securities at December 31, 2014 and 2013 are as follows:

		Gross
(in thousands)	Amortized	Unrealized	Fair
	Cost	Losses	Value
2014

U. S. Government agency bonds	$7,500	$(91)	$7,409
U. S. Government agency mortgage-backed securities	17,635	(298)	17,337
Corporate bonds	9,000	(64)	8,936
	$34,135	$(453)	$33,682

2013

U. S. Government agency bonds	$7,500	$(421)	$7,079
U. S. Government agency mortgage-backed securities	22,388	(636)	21,752
Corporate bonds	9,000	(130)	8,870
	$38,888	$(1,187)	$37,701

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The amortized cost and fair value of available-for-sale debt securities at December 31, 2014 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2014

U. S. Government agency bonds	$-	$-	$7,409	$(91)	$7,409	$(91)
U. S. Government agency mortgage -backed securities	-	-	17,337	(298)	17,337	(298)
Corporate bonds	-	-	8,936	(64)	8,936	(64)
Totals	$-	$-	$33,682	$(453)	$33,682	$(453)

2013

U. S. Government agency bonds	$7,079	$(421)	$-	$-	$7,079	$(421)
U. S. Government agency mortgage -backed securities	8,871	(291)	12,881	(345)	21,752	(636)
Corporate bonds	-	-	8,870	(130)	8,870	(130)
Totals	$15,950	$(712)	$21,751	$(475)	$37,701	$(1,187)

At December 31, 2014, all eleven available-for-sale securities had unrealized losses with an aggregate depreciation of 1.3% from the amortized cost. At December 31, 2013, all eleven securities had unrealized losses with an aggregate depreciation of 3.2% from the amortized cost.

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

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on U.S. Government agency debt, corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

At December 31, 2014 and 2013, available-for-sale securities with a carrying value of $4.4 million and $5.8 million, respectively, were pledged to secure municipal deposits.

The amortized cost and fair value of available-for-sale debt securities at December 31, 2014 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

(in thousands)	Amortized Cost	Fair Value
Maturity:
Corporate bonds 5 to 10 years	$9,000	$8,936
U.S. Government agency bonds < 5 years	2,500	2,489
U.S. Government agency bonds 5 to 10 years	5,000	4,920
U.S. Government agency mortgage-backed securities	17,635	17,337
Total	$34,135	$33,682

During 2014 and 2013, there were no sales of available-for-sale securities. During 2012, sales of available-for-sale securities resulted in the Company recognizing proceeds of $45.2 million and net gains of $911,000.

Note 4 .	Loan Receivables and Allowance for Loan Losses

Loans receivable, net, consists of the following at December 31, 2014 and 2013:

(in thousands)	December 31,	December 31,
	2014	2013
Real Estate
Commercial	$254,505	$222,772
Residential	108,543	106,968
Construction	3,096	260
Construction to permanent	10,627	11,372
Commercial	53,973	35,137
Consumer home equity	41,631	44,315
Consumer installment	4,533	3,005
Total Loans	476,908	423,829
Allowance for loan losses	(4,924)	(5,681)
Loans receivable, net	$471,984	$418,148

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

A summary of changes in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 are as follows:

(in thousands)	2014	2013	2012

Balance, beginning of period	$5,681	$6,016	$9,385
Provision for loan losses	-	970	(2,379)
Loans charged-off	(867)	(1,668)	(1,070)
Recoveries of loans previously charged-off	110	363	80
Balance, end of period	$4,924	$5,681	$6,016

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

December 31, 2014, 2013 and 2012

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The following tables set forth activity in our allowance for loan losses, by loan type, for the twelve months ended December 31, 2014. The following tables also detail the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)

Twelve months ended December 31, 2014	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,285	$1,585	$260	$25	$795	$534	$197	$5,681
Charge-offs	(49)	(297)	(260)	-	(195)	(66)	-	(867)
Recoveries	6	60	10	-	30	4	-	110
Provision	(324)	71	53	190	201	6	(197)	-

Ending Balance	$1,918	$1,419	$63	$215	$831	$478	$-	$4,924
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$7	$-	$7
Ending balance: collectively evaluated for impairment	1,918	1,419	63	215	831	471	-	4,917

Total Allowance for Loan Losses	$1,918	$1,419	$63	$215	$831	$478	$-	$4,924

Total Loans ending balance	$53,973	$254,505	$3,096	$10,627	$108,543	$46,164	$-	$476,908

Ending balance: individually evaluated for impairment	2	7,398	-	-	3,764	560	-	11,724

Ending balance: collectively evaluated for impairment	$53,971	$247,107	$3,096	$10,627	$104,779	$45,604	$-	$465,184

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The following tables set forth activity in our allowance for loan losses, by loan type, for the twelve months ended December 31, 2013. The following tables also detail the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)
Twelve months ended December 31, 2013	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$942	$3,509	$311	$19	$897	$217	$121	$6,016
Charge-offs	(63)	(403)	(205)	-	(919)	(78)	-	(1,668)
Recoveries	4	335	20	-	1	3	-	363
Provision	1,402	(1,856)	134	6	816	392	76	970

Ending Balance	$2,285	$1,585	$260	$25	$795	$534	$197	$5,681
Ending balance: individually evaluated for impairment	$1,500	$31	$260	$-	$98	$2	$-	$1,891
Ending balance: collectively evaluated for impairment	785	1,554	-	25	697	532	197	3,790

Total Allowance for Loan Losses	$2,285	$1,585	$260	$25	$795	$534	$197	$5,681

Total Loans ending balance	$35,137	$222,772	$260	$11,372	$106,968	$47,320	$-	$423,829

Ending balance: individually evaluated for impairment	6,152	7,766	260	1,189	6,060	594	-	22,021

Ending balance: collectively evaluated for impairment	$28,985	$215,006	$-	$10,183	$100,908	$46,726	$-	$401,808

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2014:

CREDIT RISK PROFILE BY CREDIT WORTHINESS CATEGORY

CREDIT RISK PROFILE BY CREDIT WORTHINESS CATEGORY

(in thousands)	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	<75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$41,200	$6,878	$240,926	$7,206	$2,936	$160	$10,627	$-	$93,238	$14,586	$43,820	$1,627	$710	$463,914
Special Mention	121	-	1,945	1,983	-	-	-	-	-	-	-	-	-	4,049
Substandard	5,774	-	2,445	-	-	-	-	-	339	380	7	-	-	8,945
	$47,095	$6,878	$245,316	$9,189	$2,936	$160	$10,627	$-	$93,577	$14,966	$43,827	$1,627	$710	$476,908

CREDIT RISK PROFILE

		Commercial		Construction	Residential
(in thousands)	Commercial	Real Estate	Construction	to Permanent	Real Estate	Consumer	Totals

Performing	$53,971	$254,367	$3,096	$10,627	$107,824	$46,157	$476,042
Non Performing	2	138	-	-	719	7	866
Total	$53,973	$254,505	$3,096	$10,627	$108,543	$46,164	$476,908

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The following table details the credit risk exposure of loans receivable, by loan type and credit quality indicator at December 31, 2013:

CREDIT RISK PROFILE BY CREDITWORTHINESS CATEGORY

CREDIT RISK PROFILE BY CREDIT WORTHINESS CATEGORY

(in thousands)	Commercial		Commercial Real Estate		Construction		Construction to Permanent		Residential Real Estate		Consumer
LTVs:	< 75%	>= 75%	< 75%	>= 75%	<75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	< 75%	>= 75%	Other	Total
Internal Risk Rating
Pass	$23,671	$3,868	$198,787	$7,940	$-	$-	$10,183	$-	$83,252	$20,778	$42,780	$3,849	$650	$395,758
Special Mention	170	-	6,551	2,496	-	-	-	-	-	-	-	-	-	9,217
Substandard	7,428	-	3,684	3,314	60	200	1,189	-	1,981	957	10	31	-	18,854
	$31,269	$3,868	$209,022	$13,750	$60	$200	$11,372	$-	$85,233	$21,735	$42,790	$3,880	$650	$423,829

CREDIT RISK PROFILE

		Commercial		Construction	Residential
(in thousands)	Commercial	Real Estate	Construction	to Permanent	Real Estate	Consumer	Totals

Performing	$28,985	$221,007	$-	$10,183	$104,030	$47,287	$411,492
Non Performing	6,152	1,765	260	1,189	2,938	33	12,337
Total	$35,137	$222,772	$260	$11,372	$106,968	$47,320	$423,829

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Non-accrual and past due loans

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these nonaccrual loans was $866,000 and $12.3 million at December 31, 2014, and December 31, 2013 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain troubled debt restructures (TDRs) are placed on non-accrual status.

Loans past due ninety days or more, and still accruing interest, were $279,000 and $866,000 at December 31, 2014, and December 31, 2013 respectively. Loans over 90 days past due were comprised of four commercial loans as of December 31, 2014. All four loans were mature lines of credit with acceptable risk ratings awaiting renewal. These loans were past the loan’s maturity date and were current within 60 days as to interest payments. Loans over 90 days past due were comprised of two loans as of December 31, 2013. One loan for $841,000 was current and the second loan for $25,000 was current within 60 days as to interest payments, both were past the loan’s maturity date and in the process of being renewed.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2014:

	Non-Accrual and Past Due Loans
(in thousands)	Non-Accrual Loans

2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	>90 Days Past Due and Accruing	Total Non-Accrual and Past Due Loans
Commercial
Pass	$-	$-	$-	$-	$-	$279	$279
Substandard	-	-	2	2	-	-	2
Total Commercial	$-	$-	$2	$2	$-	$279	$281
Commercial Real Estate
Substandard	$-	$-	$-	$-	$138	$-	$138
Total Commercial Real Estate	$-	$-	$-	$-	$138	$-	$138
Residential Real Estate
Substandard	$-	$-	$719	$719	$-	$-	$719
Total Residential Real Estate	$-	$-	$719	$719	$-	$-	$719
Consumer
Substandard	$-	$-	$7	$7	$-	$-	$7
Total Consumer	$-	$-	$7	$7	$-	$-	$7

Total	$-	$-	$728	$728	$138	$279	$1,145

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

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

If non-accrual loans as of December 31 of each year had been performing in accordance with their original terms, the Company would have recorded $23,000, $310,000 and $1.2 million of additional income during the years ended December 31, 2014, 2013 and 2012, respectively.

During 2014, 2013 and 2012, interest income collected and recognized on non-accrual loans as of December 31 of each year was approximately $0, $198,000 and $0 respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at December 31, 2014.

(in thousands)	Performing (Accruing) Loans

2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Performing Loans	Total Non- Accrual and Past Due Loans	Total Loans
Commercial
Pass	$1,520	$-	$-	$1,520	$46,279	$47,799	$279	$48,078
Special Mention	-	-	-	-	121	121	-	121
Substandard	-	-	-	-	5,772	5,772	2	5,774
Total Commercial	$1,520	$-	$-	$1,520	$52,172	$53,692	$281	$53,973
Commercial Real Estate
Pass	$-	$-	$-	$-	$248,132	$248,132	$-	$248,132
Special Mention	1,041	-	-	1,041	2,887	3,928	-	3,928
Substandard	-	815	-	815	1,492	2,307	138	2,445
Total Commercial Real Estate	$1,041	$815	$-	$1,856	$252,511	$254,367	$138	$254,505
Construction
Pass	$-	$-	$-	$-	$3,096	$3,096	$-	$3,096
Total Construction	$-	$-	$-	$-	$3,096	$3,096	$-	$3,096
Construction to Permanent
Pass	$-	$-	$-	$-	$10,627	$10,627	$-	$10,627
Total Construction to Permanent	$-	$-	$-	$-	$10,627	$10,627	$-	$10,627
Residential Real Estate
Pass	$172	$87	$1,553	$1,812	$106,012	$107,824	$-	$107,824
Substandard	-	-	-	-	-	-	719	719
Total Residential Real Estate	$172	$87	$1,553	$1,812	$106,012	$107,824	$719	$108,543
Consumer
Pass	$-	$2	$-	$2	$46,155	$46,157	$-	$46,157
Substandard	-	-	-	-	-	-	7	7
Total Consumer	$-	$2	$-	$2	$46,155	$46,157	$7	$46,164
Total
Pass	$1,692	$89	$1,553	$3,334	$460,301	$463,635	$279	$463,914
Special Mention	1,041	-	-	1,041	3,008	4,049	-	4,049
Substandard	-	815	-	815	7,264	8,079	866	8,945
Grand Total	$2,733	$904	$1,553	$5,190	$470,573	$475,763	$1,145	$476,908

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at December 31, 2013.

(in thousands)	Performing (Accruing) Loans

2013	31-60 Days Past Due	61-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loan Balances	Total Non-Accrual and Past Due Loans	Total Loans Receivable
Commercial
Pass	$725	$-	$-	$725	$26,790	$27,515	$25	$27,540
Special Mention	-	-	-	-	170	170	-	170
Substandard	-	-	-	-	1,275	1,275	6,152	7,427
Total Commercial	$725	$-	$-	$725	$28,235	$28,960	$6,177	$35,137
Commercial Real Estate
Pass	$1,845	$266	$-	$2,111	$204,615	$206,726	$-	$206,726
Special Mention	-	-	-	-	9,047	9,047	-	9,047
Substandard	-	-	-	-	4,394	4,394	2,605	6,999
Total Commercial Real Estate	$1,845	$266	$-	$2,111	$218,056	$220,167	$2,605	$222,772
Construction
Substandard	$-	$-	$-	$-	$-	$-	$260	$260
Total Construction	$-	$-	$-	$-	$-	$-	$260	$260
Construction to Permanent
Pass	$-	$-	$-	$-	$10,183	$10,183	$-	$10,183
Substandard	-	-	-	-	-	-	1,189	1,189
Total Construction to Permanent	$-	$-	$-	$-	$10,183	$10,183	$1,189	$11,372
Residential Real Estate
Pass	$32	$-	$-	$32	$103,998	$104,030	$-	$104,030
Substandard	-	-	-	-	-	-	2,938	2,938
Total Residential Real Estate	$32	$-	$-	$32	$103,998	$104,030	$2,938	$106,968
Consumer
Pass	$350	$561	$-	$911	$46,368	$47,279	$-	$47,279
Substandard	7	-	-	7	-	7	34	41
Total Consumer	$357	$561	$-	$918	$46,368	$47,286	$34	$47,320
Total
Pass	$2,952	$827	$-	$3,779	$391,954	$395,733	$25	$395,758
Special Mention	-	-	-	-	9,217	9,217	-	9,217
Substandard	7	-	-	7	5,669	5,676	13,178	18,854
Grand Total	$2,959	$827	$-	$3,786	$406,840	$410,626	$13,203	$423,829

85

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Impaired Loans

Impaired loans consist of non-accrual loans, TDRs, and loans previously classified as TDRs that have been upgraded. The Company’s most recent impairment analysis resulted in identification of $11.7 million of impaired loans, for which specific reserves of $7,000 were required at December 31, 2014, compared to $22.0 million of impaired loans at December 31, 2013, for which specific reserves of $1.9 million were required. The $11.7 million of impaired loans at December 31, 2014 was comprised of exposure to 14 borrowers, compared to the $22.0 million of impaired loans at December 31, 2013 which was comprised of exposure to 22 borrowers. In all cases, the Bank has obtained current appraisal reports from independent licensed appraisal firms and reduced those values for estimated selling expenses to determine estimated impairment. The average recorded investment in impaired loans for the years ending December 31, 2014, 2013 and 2012 were $20.5 million, $30.8 million and $35.0 million respectively.

The following table summarizes impaired loans as of December 31, 2014:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$2	$104	$-
Commercial Real Estate	7,398	8,249	-
Construction	-	732	-
Construction to Permanent	-	-	-
Residential	3,764	3,793	-
Consumer	553	633	-
Total:	$11,717	$13,511	$-

With an allowance recorded:
Consumer	$7	$7	$7
Total:	$7	$7	$7

Commercial	$2	$104	$-
Commercial Real Estate	7,398	8,249	-
Construction	-	732	-
Construction to Permanent	-	-	-
Residential	3,764	3,793	-
Consumer	560	640	7
Total:	$11,724	$13,518	$7

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

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

Included in the tables above at December 31, 2014 and 2013, are loans with carrying balances of $11.7 million and $14.5 million respectively that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Troubled Debt Restructurings

On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to assist customers who may be experiencing financial difficulty. If the borrower is experiencing financial difficulties and a concession has been made, the loan is classified as a troubled debt restructured loan.

At December 31, 2014, there was one loan totaling $1.1 million that was considered a “troubled debt restructuring”, as compared to 2 loans totaling $2.2 million that were considered “troubled debt restructurings” at December 31, 2013, all of which are included in impaired loans. At December 31, 2014, the one loan was accruing. At December 31, 2013 one of the two loans for $991,000 was accruing and the other for $1.2 million was a non-accruing loan. At December 31, 2014 and 2013, there were no commitments to advance additional funds under troubled debt restructured loans.

The following table presents the total troubled debt restructured loans as of December 31, 2014 which are included in impaired loans:

	Accrual		Non-accrual		Total
(dollars in thousands)	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	1	$1,131	-	$-	1	$1,131
Total Troubled Debt Restructurings	1	$1,131	-	$-	1	$1,131

The following table presents the total troubled debt restructured loans as of December 31, 2013:

	Accrual		Non-accrual		Total
(dollars in thousands)	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commercial Real Estate	1	$991	-	$-	1	$991
Construction to Permanent	-	-	1	1,197	1	1,197
Total Troubled Debt Restructurings	1	$991	1	$1,197	2	$2,188

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The following table summarizes loans that were modified in troubled debt restructurings during the twelve months ended December 31, 2014

	Twelve months ended December 31, 2014
(dollars in thousands)	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Number of Relationships	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	2	$2,439	2	$2,430
Total Troubled Debt Restructurings	2	$2,439	2	$2,430

The following table summarizes the two loans that were modified in a troubled debt restructuring during the year ended December 31, 2013.

	Twelve months ended December 31, 2013
(dollars in thousands)	Number of Relationships	Post-Modification Outstanding Recorded Investment	Number of Relationships	Post-Modification Outstanding Recorded Investment
Construction to permanent	2	4,730	1	991
Total Troubled Debt Restructurings	2	$4,730	1	$991

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

During the year ended December 31, 2014, one loan in amount of $1.2 million was restructured again, and another loan in the amount of $1.3 million was upgraded to pass impaired.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Note 5 .	Premises and Equipment

At December 31, 2014 and 2013, premises and equipment consisted of the following:

(in thousands)	2014	2013

Leasehold improvements	$5,150	$6,060
Furniture, equipment and software	7,216	6,981
Land	10,419	7,341
Buildings	10,166	4,956
Total Premises and Equipment	32,951	25,338
Less: accumulated depreciation and amortization	(10,594)	(10,277)
Premises and Equipment, net	$22,357	$15,061

For the years ended December 31, 2014, 2013 and 2012, depreciation and amortization expense related to premises and equipment totaled $1.1 million, $1.2 million and $1.2 million respectively.

Note 6 .	Other Real Estate Operations

At December 31, 2014 and 2013, the Company had no other real estate owned. For the years ended December 31, 2014, 2013 and 2012, amounts charged to operations for other real estate owned totaled $12,000, $212,000 and $(58,000) respectively. A summary of other real estate operations for the years ended December 31, 2014, 2013 and 2012 is as follows:

(in thousands)	2014	2013	2012

Expenses of holding other real estate owned	$8	$326	$127
Loss (gain) on sale of other real estate owned	4	(114)	(185)
Expense (income) from other real estate operations	$12	$212	$(58)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Note 7 .	Deposits

At December 31, 2014 and 2013, deposits consisted of the following:

		Weighted		Weighted
		Average		Average
(dollars in thousands)	2014	Interest Rate	2013	Interest Rate

Non-interest bearing	$63,398	-	$55,358	-

Interest bearing
NOW	26,269	0.01%	28,618	0.01%
Savings	93,790	0.48%	80,983	0.30%
Money market	24,650	0.04%	29,310	0.04%
Time certificates, less than $100,000	106,340	0.73%	129,548	1.05%
Time certificates, $100,000 or more	97,876	0.87%	106,387	1.09%
Brokered Deposits	30,710	0.47%	-
Total interest bearing	379,635	0.59%	374,846	0.74%
Total Deposits	$443,033	0.50%	$430,204	0.65%

Interest expense on deposits consisted of the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012

Time certificates, less than $100,000	$1,042	$1,822	$2,706
Time certificates, $100,000 or more	972	1,601	2,226
Money market	15	40	72
Savings	330	350	331
NOW	3	9	16
Brokered Deposits	2	-	-
	$2,364	$3,822	$5,351

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Contractual maturities of time certificates of deposit excluding brokered deposits as of December 31, 2014 are summarized below:

	Balance of Time	Weighted Average
(dollars in thousands)	Certificates of Deposit	Interest Rate

Due within:
1 year	$180,327	0.74%
1-2 years	7,837	1.30%
2-3 years	9,462	1.54%
3-4 years	3,524	0.91%
4-5 years	3,066	0.51%
	$204,216	0.80%

Note 8 .	Borrowings

Federal Home Loan Bank borrowings

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2014, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities and loans segregated as collateral for the FHLB. The additional amount available under this agreement as of December 31, 2014 was $27.8 million. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. In addition, the Company has a $2.0 million available line of credit with the FHLB. At December 31, 2014 and 2013, there were no advances outstanding under this line of credit. During 2014, the Bank took additional FHLB advances to increase liquidity for anticipated loan growth.

During 2013, $50.0 million of FHLB advances with interest rates ranging from 0.77% to 3.69% were paid off and a $10.0 million FHLB advance with an interest rate of 2.19% was restructured. The restructured advance allowed the Company to reduce the effective interest rates, from 2.19% to 0.77%, and to extend the maturity for one year, in accordance with ASC 470-50, “Debt Modifications and Extinguishments”.

At December 31, 2014 and 2013, outstanding advances from the FHLB aggregated $120.0 million and $57.0 million respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Junior subordinated debt owed to unconsolidated trust

During 2003, the Company formed the Trust of which 100% of the Trust’s common securities are owned by the Company. The Trust has no independent assets, and exists for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company. The Trust issued $8.0 million of trust preferred securities in 2003.

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

The subordinated debentures of $8.2 million are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust provides a full and unconditional guarantee of the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.40% at December 31, 2014), mature on March 26, 2033. Beginning in the second quarter of 2009, the Company deferred quarterly interest payments on the subordinated debentures for 20 consecutive quarters as permitted under the terms of the debentures. Interest was still being accrued and charged to operations. The Company made a payment of approximately $1.6 million in June 2014, and brought the debt current as of that date. The Company deferred interest payments in the subsequent two quarters. As of December 31, 2014, the accrued interest payable was approximately $147,000.

The duration of the trust is 30 years, with an early redemption feature at the Company’s option on a quarterly basis.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Maturity of borrowings

The contractual maturities of the Company’s borrowings at December 31, 2014, by year, are as follows:

	Fixed	Floating
(in thousands)	Rate	Rate	Total

2015	$120,000	$-	$120,000
2033	-	8,248	8,248
Total borrowings	$120,000	$8,248	$128,248

Note 9 .	Commitments and Contingencies

Operating leases

The Company has non-cancelable operating leases for seven of its branch banking offices and for administrative and operational activities, which expire on various dates through 2023. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. Under these lease agreements, the Company is required to pay certain operating costs such as insurance and property taxes. The Company also leases certain equipment under cancelable and non-cancelable arrangements.

Future minimum rental commitments under the terms of these leases by year and in the aggregate, are as follows:

Years Ending	Amount
December 31,	(in thousands)

2015	$1,363
2016	851
2017	344
2018	147
2019	148
Thereafter	324
$3,177

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Total rental expense, which is charged to operations on a straight line basis, for cancelable and non-cancelable operating leases was $1.6 million, $2.1 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. During 2014 the Company leased excess space and recognized rental income of $353,000 for the year ended December 31, 2014. Income from subleases included in non-interest expense was $71,000 and $55,000 for the years ended December 31, 2013 and 2012, respectively.

Employment Agreements

The Company has one change of control agreement that entitles an officer to receive up to two and one-half times the greater of the officer’s base salary at the time or total compensation for the most recently completed fiscal year if a change of control occurs while such officer is a full time employee of the Company or within six months following termination of employment other than for cause or by reason of death or disability.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Note 10.	Income Taxes

The table below presents the components of our federal and state income tax benefit for 2014, 2013, and 2012.

Federal and State Income Tax Benefit

(in thousands)	Year Ended December 31,
	2014	2013	2012

Current
Federal	$(15,979)	$-	$-
State	268	(21)	-
Total	(15,711)	(21)	-

Deferred
Federal	839	(318)	-
State	122	-	-
Total	961	(318)	-

Benefit for income taxes	$(14,750)	$(339)	$-

The income tax benefit for 2014 is due to the release of the valuation allowance against the net deferred tax assets in September 30, 2014.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The table below presents a reconciliation between our federal statutory income tax rate and our effective tax rate for 2014, 2013, and 2012.

Reconciliation of Statutory to Effective Tax Rate

	Year Ended December 31,
(in thousands)	2014	2013	2012

Income taxes at
statutory Federal rate	$326	$(2,593)	$(182)
State taxes, net of Federal benefit	48	(21)	-
Nondeductible expenses	175	6	5
Change in cash surrender value of life insurance	-	(178)	(176)
Taxes on BOLI income	1,701	-	-
Valuation allowance	(16,812)	-	-
Tangible Property Review IRC Sec 481(a)	(644)
Current Year Change in valuation allowance	(39)	2,447	329
Other	495	-	24
Total benefit for income taxes	$(14,750)	$(339)	$-

In 2014, our effective tax rate is (1538) % which is different from the statutory rate of 34% due to the release of the valuation allowance against our net deferred tax assets. In 2013 and 2012, our effective tax rate differs from the statutory rate due to the valuation allowance on the entire net deferred tax assets and the recognition of uncertain tax positions.

Deferred Tax Assets and Liabilities

In September 2014, we released our valuation allowance previously recorded on the net deferred tax asset. Deferred tax assets are created when expenses are recognized for financial reporting purposes prior to the corresponding recognition of expenses for tax reporting purposes; and/or income is recognized for tax reporting purposes prior to the corresponding recognition of income for financial reporting purposes.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The table below presents the balance of significant deferred tax assets, liabilities, and the valuation allowance at December 31, 2014, 2013 and 2012.

(in thousands)	2014	2013	2012

Deferred tax assets:
Allowance for loan losses	$1,918	$2,213	$2,343
Nonaccrual interest	1,508	1,474	1,325
Depriciation of premises and equipment	523	1,276	1,074
Accrued expenses	292	376	225
Share-based Compensation	-	-	72
OREO Writedowns	63	-	-
Capital loss carryover	572	572	572
State NOL carryforward benefit	3,435	3,613	3,237
Federal NOL carryforward benefit	17,372	18,427	15,850
NOL write-off for § 382 Limitation	(10,382)	(10,382)	(10,382)
Federal AMT benefit estimate	-	-	318
Unrealized loss AFS	176	462	251
Other	21	37	154
Gross deferred tax assets	15,498	18,068	15,039
Valuation allowance	(572)	(18,068)	(15,039)
Deferred tax assets, net of valuation allowance	14,926	-	-
Deferred tax asset, net	$14,926	$-	$-

At December 31, 2014, the Bank had a net operating loss carry forwards of $10.3 million to offset future taxable income which will expire over varying periods beginning in 2029 through 2032.

Valuation Allowance against net Deferred Tax Assets

The Bank had approximately $18.1 million of net deferred tax assets which, prior to 2014, was subject to a valuation allowance because the realization of the net deferred tax assets was not more likely than not. In light of the Bank’s performance over the previous four quarters, Management determined that it was more likely than not that the Bank would be able to realize substantially all of its deferred tax assets and, therefore, a valuation allowance was no longer required. In the third quarter of fiscal year 2014, the Bank released 96.7% of its valuation allowance previously recorded on its net deferred tax assets which resulted in a credit to income tax expense, partially offset by the current income tax expense for the year.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The positive evidence that outweighed the negative evidence in Management’s assessment included, but was not limited to, the following:

●	Strong positive trend in financial performance over the previous four quarters
●	Forecasted 2015 and future period taxable income
●	Net Operating Loss carry-forwards do not begin to expire until 2029
●	A significant improvement in the quality of the loan portfolio
●	Favorable changes in operations which permanently reduce operating expenses.

The Bank will continue to evaluate its ability to realize its net deferred tax assets. Future evidence may prove that it is more likely than not that a portion of the deferred tax assets will not be realized at which point a valuation allowance may be reestablished.

At December 31, 2014 the Bank had no unrecognized tax benefits. The Bank does not expect the total amount of unrecognized tax benefits to significantly change over the next twelve months.

Note 11.	Cash Surrender Value of Life Insurance

The Bank had an investment in, and was the beneficiary of, life insurance policies. The purpose of these life insurance investments was to provide income through the appreciation in the cash surrender value of the policies on the lives of certain officers, directors and employees of the Bank. The Bank’s policy was liquidated and resultant proceeds were used to purchase residential loans. Accordingly, the policy had no cash surrender value at December 31, 2014 as compared to $22.0 million in 2013. Income earned on these life insurance policies aggregated $439,000, $523,000 and $517,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in non-interest income. The Bank liquidated its BOLI policies in December 2014 and used the proceeds to purchase residential mortgage loans which had higher yields than those provided by the BOLI policies.  Liquidation of the BOLI policies resulted in one time charges of $455,000 to non-interest income, $437,000 to non-interest expense and $1.7 million to provision for income taxes.

Note 12.	Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive to directors and employees of the Company by the grant of options, restricted stock awards or phantom stock units. The Plan provides for the issuance of up to 300,000 shares of the Company’s common stock subject to certain Plan limitations. As of December 31, 2014 185,212 shares of stock remain available for issuance under the Plan. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall make terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants are available to directors and employees and vest in quarterly or annual installments over a three, four or five year period from the date of grant. The Compensation Committee accelerated the vesting of the initial grant of restricted stock in 2012, whereby the first year of the tranche vested immediately. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

For the years ended December 31, 2014, 2013 and 2012, the Company recorded $275,000, $131,000 and $306,000 of total stock-based compensation, respectively. During 2014, the Company issued 68,814 shares of restricted stock to employees, 4,744 shares of restricted stock issued to directors and no options were granted or exercised. In 2013, the Company awarded 32,964 shares of restricted stock to employees, there were no shares of restricted stock issued to directors and no options were granted or exercised. In 2012, there were no options exercised and 15,216 shares of restricted stock were issued to directors in payment of directors’ fees in the net amount of $120,000. At the 2014 Annual Meeting of Shareholders of Patriot National Bancorp, Inc. ("Patriot"), which was held on December 23, 2014, an amendment to the Patriot National Bancorp, Inc. Certificate of Incorporation to reflect a reverse stock split of the outstanding shares of Patriot's common stock at a ratio of one-for-ten was approved. This reverse stock split was effective March 4, 2015.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2014, and changes therein during the period then ended.

	Number of Shares Awarded (1)	Weighted Average Grant Date Fair Value (1)

Non-vested at December 31, 2012	4,456	17.30
2013 Granted	32,964	12.40
Vested	(9,238)	14.10
Non-vested at December 31, 2013	28,182	$12.60
2014 Granted	73,558	13.21
Vested	(22,532)	11.76
Non-vested at December 31, 2014	79,208	$12.79

(1) On March 4, 2015, the Company affected a 1-for- 10 reverse stock split. All common stock and per share data included in these financial statements have been restated to give effect to the reverse stock split.

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2014, is $1.05 million over an average period of 2.80 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Note 13.	Shareholders’ Equity

Common Stock

On December 16, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Bank and PNBK Holdings, LLC, a limited liability company controlled by Michael Carrazza (“Holdings”). Pursuant to the Securities Purchase Agreement, on October 15, 2010, the Company issued and sold to Holdings 3.36 million shares of its common stock at a purchase price of $15.00 per share for an aggregate purchase price of $50.4 million. The shares sold to Holdings represent 87.6% of the Company’s current issued and outstanding common stock. Also in connection with that sale, certain directors and officers of both the Company and the Bank resigned and were replaced with nominees of Holdings and Michael Carrazza became Chairman of the Board of the Company.

In connection with that sale, the Company reduced the par value of its common stock to $0.01 per share and increased the number of its authorized common shares to 100 million. Also in connection with that sale, the Company entered into a Registration Rights Agreement with Holdings. The Registration Rights Agreement provides Holdings with customary demand, shelf and piggyback registration rights.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Non-vested restricted stock awards did not have an impact on the diluted earnings per share. The Company had no outstanding stock options. The following tables represent information about the computation of basic and diluted loss per share for the years ended December 31, 2014, 2013 and 2012:

	2014
	Net	Weighted Average	Per Share
	Income	Common Shares O/S (1)	Amount (1)
Basic and Diluted Income Per Share

Income attributable to common shareholders	$15,709,000	3,850,042	$4.08

	2013
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share

Loss attributable to common shareholders	$(7,289,000)	3,842,353	$(1.90)

	2012
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S	Amount
Basic and Diluted Loss Per Share

Loss attributable to common shareholders	$(536,000)	3,840,189	$(0.14)

(1) On March 4, 2015, the Company affected a 1-for- 10 reverse stock split. All common stock and per share data have been restated to give effect to the reverse stock split.

For the years ended December 31, 2014, 2013 and 2012, there were no dilutive securities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Note 14.	401(k) Savings Plan

The Company offers employees participation in the Patriot National Bank 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees who have completed six months of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. The Company may make discretionary matching contributions of 50% of the first 6% of the participants’ salary to the 401(k) Plan. Participants are immediately vested in their contributions and the Company’s contributions. The Company contributed approximately $132,000, $130,000 and $160,000 to the 401(k) Plan in 2014, 2013 and 2012, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2014 and 2013:

(in thousands)	2014
Commitments to extend credit:
Future loan commitments	$19,734
Home equity lines of credit	23,608
Unused lines of credit	33,923
Undisbursed construction loans	6,071
Financial standby letters of credit	1,125
$84,461

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include residential and commercial property, deposits and securities. The bank has established a reserve of $5,000 and $12,000 as of December 31, 2014 and December 31, 2013, respectively.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Note 16.	Regulatory and Operational Matters

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

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2014 and 2013 were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
The Company:

Total Capital (to Risk Weighted Assets)	$63,142	14.08%	$35,884	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,218	12.98%	17,942	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	58,218	9.62%	24,210	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$63,151	14.08%	$35,891	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,227	12.98%	17,946	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	58,227	9.63%	24,198	4.00%	N/A	N/A

2013
The Company:

Total Capital (to Risk Weighted Assets)	$56,060	13.95%	$32,153	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	51,027	12.70%	16,076	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	51,027	9.33%	21,888	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$55,758	13.86%	$32,187	8.00%	$48,280	12.00%
Tier 1 Capital (to Risk Weighted Assets)	50,730	12.61%	16,093	4.00%	42,245	10.50%
Tier 1 Capital (to Average Assets)	50,730	9.28%	21,872	4.00%	49,212	9.00%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Note 17.	Related Party Transactions

In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms, including interest rates, similar to those available to unrelated customers. The loans outstanding to such related parties during 2014 and 2013 were less than $100.

Related party deposits aggregated approximately $2.8 million and $3.0 million as of December 31, 2014 and 2013, respectively.

During 2014 and 2013, the Company did not lease office space to any directors and there were no legal fees to any director for legal services. Receivables due from affiliates aggregated less than $500 for rent paid on its behalf for the years ended 2014 and 2013.

Note 18.	Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, was as follows:

(in thousands)	2014
	Before Tax		Net of Tax
	Amount	Tax Effect	Amount

Unrealized holding gains arising during the period	$734	$176	$910

	2013
	Before Tax		Net of Tax
	Amount	Tax Effect	Amount

Unrealized holding losses arising during the period	$(569)	$-	$(569)

	2012
	Before Tax		Net of Tax
	Amount	Tax Effect	Amount

Unrealized holding losses arising during the period	$76	$(29)	$47
Less reclassification adjustment for gains recognized in income	(910)	111	$(799)

Unrealized holding losses on available for sale securities	$(834)	$82	$(752)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Note 19.	Fair Value and Interest Rate Risk

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

December 31, 2014, 2013 and 2012

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The following table details the financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in	Significant	Significant
(in thousands)	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014

U.S. Government agency mortgage-backed securities	$-	$17,337	$-	$17,337
U.S. Government agency bonds	-	7,409	-	7,409
Corporate bonds	-	8,936	-	8,936

Securities available for sale	$-	$33,682	$-	$33,682

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013

U.S. Government agency mortgage-backed securities	$-	$21,752	$-	$21,752
U.S. Government agency bonds	-	7,079	-	7,079
Corporate bonds	-	8,870	-	8,870
		-	-
Securities available for sale	$-	$37,701	$-	$37,701

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The following table reflects assets measured at fair value on a non-recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
(in thousands)	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Balance
December 31, 2014

Non-accrual loans	$-	$-	$859	$859

December 31, 2013

Non-accrual loans	$-	$-	$10,446	$10,446

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of December 31, 2014 and December 31, 2013 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at December 31, 2014 and 2013:

		December 31, 2014		December 31, 2013
(in thousands)	Fair	Carrying	Estimated	Carrying	Estimated
	Value	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,095	$2,095	$1,570	$1,570
Interest-bearing deposits due from banks	Level 1	71,163	71,163	33,296	33,296
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,058	2,058	1,444	1,444
Federal Home Loan Bank stock	Level 2	6,628	6,628	4,143	4,143
Loans receivable, net	Level 3	471,984	476,631	418,148	424,831
Accrued interest receivable	Level 1	1,918	1,918	1,566	1,566

Financial Liabilities:
Demand deposits	Level 1	$63,398	$63,398	$55,358	$55,358
Savings deposits	Level 1	93,790	93,790	80,983	80,983
Money market deposits	Level 1	24,650	24,650	29,310	29,310
NOW accounts	Level 1	26,269	26,269	28,618	28,618
Time deposits	Level 2	234,926	234,972	235,935	236,602
FHLB Borrowings	Level 2	120,000	120,000	57,000	57,000
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Accrued interest payable	Level 1	167	167	1,388	1,388

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

Off-balance-sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2014 and 2013. The estimated fair value of fee income on letters of credit at December 31, 2014 and 2013 was insignificant.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Note 20.	Restructuring Charges and Asset Disposals

The Company recorded no restructuring charges for the twelve months ended December 31, 2014, compared to $522,000 in the same period as last year. These costs are included in restructuring charges and asset disposals in the Consolidated Statements of Operations. The $522,000 of restructuring charges for the twelve months ended December 31, 2013 consisted of workforce reduction related charges of $643,000 partially offset by $121,000 reduction in existing restructuring reserves related to lease liability costs.

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

There were no remaining restructuring reserves at December 31, 2014.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

Note 21.	Condensed Parent Company Only Financial Statements

The following represent the condensed parent company only balance sheets at December 31, 2014 and 2013, and condensed statements of operations and cash flows for the years ended December 31, 2014, 2013, and 2012.

CONDENSED BALANCE SHEETS

December 31, 2014 and 2013

(in thousands)
	2014	2013
ASSETS
Cash and due from banks	$395	$1,734
Investment in subsidiaries	67,050	49,931
Other assets	231	201
Total assets	$67,676	$51,866

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	8,248	8,248
Accrued expenses and other liabilities	693	1,777
Shareholders' equity	58,735	41,841
Total liabilities and shareholders' equity	$67,676	$51,866

CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31, 2014, 2013 and 2012

(in thousands)	2014	2013	2012
Revenues
Dividends from subsidiary bank	$-	$-	$-
Total revenue	-	-	-

Expenses
Interest on subordinated debt	438	293	308
Other expenses	157	395	700
Total expenses	595	688	1,008

Loss before equity in undistributed net loss of subsidiaries	(595)	(688)	(1,008)

Equity in undistributed net income (loss) of subsidiaries	16,304	(6,601)	472

Net Income (loss)	$15,709	$(7,289)	$(536)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2014, 2013 and 2012

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

(in thousands)	2014	2013	2012

Cash Flows from Operating Activities
Net Income (loss)	$15,709	$(7,289)	$(536)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Equity in undistributed (income) loss of subsidiaries	(16,304)	6,601	(472)
Share-based compensation expense	275	131	306
Change in assets and liabilities:
(Increase) decrease in other assets	(30)	85	(68)
(Decrease) increase in accrued expenses and other liabilities	(1,084)	323	187
Net cash (used in) operating activities	(1,434)	(149)	(583)

Cash Flows from Investing Activities
Net investment provided by (used in) bank subsidiary	95	(500)	-
Net cash provided by (used in) investing activities	95	(500)	-

Net (decrease) increase in cash and cash equivalents	(1,339)	(649)	(583)

Cash and cash equivalents at beginning of year	1,734	2,383	2,966

Cash and cash equivalents at end of year	$395	$1,734	$2,383

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$1,704	$-	$-

Accrued dividends declared on common stock		$-	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot National Bancorp, Inc.
(Registrant)

By:	/s/ Kenneth T. Neilson
Name: Kenneth T. Neilson
Title: Chief Executive Officer

Date: March 31, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Kenneth T. Neilson	March 31, 2015
Kenneth T. Neilson	Date
President, Chief Executive Officer and
Director

/s/ Christina L. Maier	March 31, 2015
Christina L. Maier	Date
Executive Vice President and
Chief Financial Officer

/s/ Michael A. Carrazza	March 31, 2015
Michael A. Carrazza	Date
Chairman of the Board

Form 10 K – Signatures continued

/s/ Edward Constantino	March 31, 2015
Edward Constantino	Date
Director

/s/ Raymond Smyth	March 31, 2015
Raymond Smyth	Date
Director

/s/ Emile Van den Bol	March 31, 2015
Emile Van den Bol	Date
Director

/s/ Michael Weinbaum	March 31, 2015
Michael Weinbaum	Date
Director