Form 10-K/A
period 2014-12-31
PATRIOT NATIONAL BANCORP INC
filed 2015-04-30
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11.0 million based on the last sale price of the common stock as of June 30, 2014 (the last business day of the most recently completed second fiscal quarter).

There were 3,953,947 shares of our Common Stock issued and outstanding as of March 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The annual report on Form 10-K of Patriot National Bancorp, Inc. (“Patriot”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2014, was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015, and this Amendment No. 1 is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after March 31, 2015, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 30, 2015 in connection with this Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 30, 2015.

PART III

DIRECTORS, EXECUTIVE OFFICERS,

AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Michael A. Carrazza	49	Chairman of the Board of Directors
Kenneth T. Neilson	66	President and Chief Executive Officer and Director
Christina L. Maier	61	Executive Vice President and Chief Financial Officer
Frederick Staudmyer	59	Executive Vice President and Secretary
Samuel S. Davis	59	Executive Vice President and Chief Credit Officer
Richard A. Muskus	46	Executive Vice President and Chief Lending Officer
Susan Neilson	57	Executive Vice President and Chief Operating Officer
Edward N. Constantino	68	Director
Raymond B. Smyth	68	Director
Emile Van den Bol	51	Director
Michael Weinbaum	48	Director

Background of Officers and Directors

Michael A. Carrazza

Mr. Carrazza has been Chairman of the Board of Directors of the Company since 2010. Through PNBK Sponsor, Mr. Carrazza manages PNBK Holdings, the Company’s largest shareholder. Mr. Carrazza is also CEO of Solaia Capital Advisors, an investment management company. In 2012, Mr. Carrazza led the spin-out of the Bank of Ireland’s U.S. Asset-Based Lending Group, now known as Siena Capital Finance, and serves as its Chairman. In 2004, he co-founded Bard Capital Group where he sponsored several transactions in the industrial sector. From 2001 until 2003, he was principal at The Glen Rock Group, a middle market investment firm, where he structured and financed the buyout of International Surface Preparation Group, Inc. (“ISPC”) from U.S. Filter/Vivendi. He subsequently worked at ISPC as Vice President in the office of the Chairman, managing the company’s financings, restructure and subsequent sale.

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

Frederick Staudmyer

Mr. Staudmyer has served as Patriot’s Director of Human Resources since November 2014. He has also served as Corporate Secretary since January 2015. Mr. Staudmyer was most recently Assistant Dean for Career Management at Cornell University where he directed the Career Management Center. Prior to that he was the President, Chief Operating Officer and Managing Partner of a technology staffing company and also held positions at Manchester Partners, Ziff Publishing and Chase Manhattan Bank, all in a human resource capacity.

Samuel S. Davis

Mr. Davis has served as Executive Vice President and Chief Credit Officer of Patriot since April 2013 and was the Bank’s Senior Lending Officer from September 2011 to April 2013. Prior to joining Patriot in November 2009, Mr. Davis was Senior Vice President of Lending at Connecticut Community Bank from January 2000 to November 2009.

Richard A. Muskus

Mr. Muskus has served as Executive Vice President and Chief Lending Officer of the Bank since February of 2014. Prior to joining the Bank, Mr. Muskus spent 13 years at Connecticut Community Bank serving as Senior Vice President of Commercial Lending and, from 2010, as President of its Greenwich Bank & Trust division.

Susan Neilson

Ms. Neilson has served as Executive Vice President and Chief Operating Officer of the Bank since January 2015. She had served as a consultant to the Bank since March of 2013. Prior to that Ms. Neilson served as Executive Vice President and Head of Retail Banking and Operations at Hudson United Bank, a $9 billion regional institution. She also led marketing, retail operations and deposit products for First Fidelity Bank and, earlier in her career, headed retail banking, technology and operations for Bank United, a $5 billion Texas-based thrift.

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

There are no family relationships among our executive officers and directors, other than that between our CEO and President and our Executive Vice President and Chief Operating Officer, who are married. None of our executive officers or directors has, during the past five years:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the issued and outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all Section 16(a) forms to the Company. No Form 3 or 4 filings are known to be late for any of the directors or beneficial owners of more than 10 percent of any class of equity securities of the Company in 2014. The following officers of the Company had one late filing each: Mr. Neilson, Mr. Muskus and Mr. Staudmyer. Mr. Davis and Ms. Maier each had two late filings.

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

Name and Principal Position (s)	Year	Salary	Bonus	All Other Annual Compensation		Total

Michael A. Carrazza	2014	$300,000	$150,000	$—		$450,000
Chairman	2013	$200,000	$—	$—		$200,000

Christopher D. Maher (1)	2014	$—	$—	$—		$—
President and CEO	2013	$111,173	$—	$3,000		$114,173

Kenneth T. Neilson (2)	2014	$—	$400,000	$539,462	(7)	$939,462
President and CEO	2013	$—	$200,000	$481,457	(8)	$681,457

William C. Gray (3)	2014	$—	$—	$—		$—
Executive Vice President & Chief Financial Officer	2013	$209,269	$3,500	$—		$212,769

Christina L. Maier (4)	2014	$210,000	$25,000	$—		$235,000
Executive Vice President & Chief Financial Officer	2013	$48,462	$—	$60,000	(9)	$108,462

Mark C. Foley (5)	2014	$—	$—	$—		$—
Executive Vice President & Chief Credit Officer	2013	$82,692	$—	$2,481		$85,173

Samuel Davis (6)	2014	$200,000	$50,000	$10,000		$260,000
Executive Vice President & Chief Credit Officer	2013	$200,000	$25,000	$30,000	(10)	$255,000

(1)	Mr. Maher resigned as President and CEO effective March 18, 2013.
(2)	Mr. Neilson assumed the position of President and CEO effective March 18, 2013.
(3)	Mr. Gray was the Chief Financial Officer from December 1, 2012 through his retirement on September 30, 2013.
(4)	Ms. Maier has been employed by Patriot as Chief Financial Officer since October 1, 2013.
(5)	Mr. Foley was the Chief Credit Officer from November 2011 through May 2013.
(6)	Mr. Davis assumed the position of Chief Credit Officer in April 2013.
(7)	Includes an $18,000 annual automobile allowance, $166,455 housing costs and $55,007 travel reimbursements.
Also includes $300,000 of restricted stock.
(8)	Includes a $12,000 annual automobile allowance, $123,800 housing costs and $28,275 travel reimbursements.
Also includes $300,000 of restricted stock.
(9)	Includes $60,000 of restricted stock.
(10)	Includes $30,000 of restricted stock.

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

Only Patriot’s employees and employees of its subsidiaries are eligible to receive phantom stock units under the 2012 Plan. The phantom stock units entitle the holder to receive upon exercise, in cash or shares of common stock, the appreciation in the value of the common stock from the date of grant. The Plan Committee shall determine the terms and conditions of each phantom stock unit award. Upon a change of control of Patriot, the grantee shall be required to redeem all of his or her phantom stock units. In the event of a sale of substantially all of Patriot’s assets, all outstanding phantom stock units will be redeemed

Under Patriot’s 2012 Stock Plan, 15,216 shares of restricted stock and 85,000 of stock options were awarded in 2012. 32,964 shares of restricted stock were awarded in 2013. During 2014, the Company issued 73,558 shares of restricted stock.

Director Compensation

The following table details the compensation paid to or accrued for each of Patriot’s non-management directors in 2014:

Name	Fees Earned or Paid in Cash ($)	Cash Awards ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Edward N. Constantino	37,500	-0-	10,382	-0-	-0-	-0-	-0-	47,882
Raymond Smyth	35,000	-0-	9,830	-0-	-0-	-0-	-0-	44,830
Emile Van den Bol	38,000	-0-	10,382	-0-	-0-	-0-	-0-	48,382
Michael J. Weinbaum	22,500	-0-	10,382	-0-	-0-	-0-	-0-	32,882

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company has 3,000,000 shares of common stock authorized for issuance under the 2012 Stock Plan, of which 2,881,745 shares of stock are available for issuance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides certain information about beneficial ownership of common stock of the Company as of April 27, 2015 with respect to: (i) each person, or group of affiliated persons, who is known to the Company to own more than five percent (5%) of Company common stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s directors and executive officers as a group.

Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of common stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 3,953,947 shares of common stock outstanding. In computing the number of shares of common stock beneficially owned by a person and applicable percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of April 27, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each shareholder is in care of Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, CT 06901.

	Shares of Common Stock Beneficially Owned
Beneficial Owner	Shares		Percent of Class
Michael A. Carrazza	3,042,150	(1)	76.9%
Kenneth T. Neilson	91,027	(2)	2.3%
Christina L. Maier	7,894	(3)	*
Frederick Staudmyer	5,000	(4)	*
Samuel S. Davis	7,174	(5)	*
Richard A. Muskus	3,816	(6)	*
Susan Neilson	—		—
Edward N. Constantino	4,371	(7)	*
Raymond Smyth	5,554	(8)	*
Emile Van den Bol	6,384	(9)	*
Michael J. Weinbaum	8,371	(10)	*

All Directors and Executive Officers	3,181,741		80.5%

*	Less than one percent (1%)
(1)	Includes 3,035,000 shares held by PNBK Holdings LLC (“Holdings”). Mr. Carrazza is the manager of PNBK Sponsor LLC (“Sponsor”), which is the manager of Holdings; therefore, Mr. Carrazza may be deemed to indirectly beneficially own the shares directly owned by Holdings. Holdings has sole voting and dispositive power with regard to all 3,035,000 shares; Sponsor and Carrazza have shared voting and shared dispositive power of said shares. Also includes 5,500 shares held by Solaia Capital Management Profit Sharing Plan for the benefit of Mr. Carrazza. Mr. Carrazza has sole voting and dispositive power with regard to such shares. Does not include 325,000 shares with respect to which another party has sole voting and dispositive power.
(2)	Includes 5,770 shares held by Neilson Holdings LP (“NH”). Mr. Neilson is the general partner of NH; therefore, Mr. Neilson may be deemed to indirectly beneficially own the shares held by NH. Also includes 57,599 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(3)	Includes 4,616 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(4)	Includes 5,000 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(5)	Includes 2,308 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(6)	Includes 3,816 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(7)	Includes 1,761 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(8)	Includes 626 shares held in an IRA for the benefit of Mr. Smyth. Also includes 1,761 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(9)	Includes 2,970 shares held by Brooklawn Capital Fund LLC (“Brooklawn”). Mr. Van den Bol is the Chief Executive Officer of Brooklawn; therefore, Mr. Van den Bol may be deemed to indirectly beneficially own the shares held by Brooklawn. Also includes 1,761 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(10)	Includes 1,761 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Directors and Officers of Patriot

In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). There were no loans to officers and directors outstanding as of December 31, 2014. In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination these loans neither involved more than the normal risk of collectibility nor presented any other unfavorable features.

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

The following table sets forth the principal accounting fees we paid to KPMG LLP, an independent registered public accounting firm, with respect to our fiscal years ended December 31, 2014 and 2013for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other services rendered.

	Year Ended
	December 31, 2014	December 31, 2013
Audit fees (1)	$325,000	$369,000
Audit-related fees	—	—
Tax fees (2)	44,135	39,800
All other fees	—	—

Total fees	$369,135	$408,800

(1)	Audit fees with respect to the years ended December 31, 2014 and December 31, 2013 represent payments made by Patriot to KPMG LLP for professional services. These payments were approved by the Audit Committee.
(2)	Tax fees with respect to the years ended December 31, 2014 and December 31, 2013 represent payments made by Patriot to KPMG LLP for their preparation of Patriot’s federal and state income tax returns, tax advice and planning. These payments were approved by the Audit Committee.

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

The Audit Committee approved the audit-related fees, tax fees and all other fees set forth above for the year ended December 31, 2014.

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

PATRIOT NATIONAL BANCORP, INC.

Date: April 30, 2015	By:	/s/ Kenneth T. Neilson
Kenneth T. Neilson
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth T. Neilson	President and Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2015
Kenneth T. Neilson

/s/ Christina L. Maier	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 30, 2015
Christina L. Maier

/s/ Michael A. Carrazza	Chairman of the Board of Directors	April 30, 2015
Michael A. Carrazza

/s/ Edward N. Constantino	Director	April 30, 2015
Edward N. Constantino

	Director	April 30, 2015
Raymond B. Smyth

/s/ Emile van den Bol	Director	April 30, 2015
Emile van den Bol

	Director	April 30, 2015
Michael Weinbaum