Form 10-Q
period 2015-03-31
PATRIOT NATIONAL BANCORP INC
filed 2015-05-12
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2015

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

Common stock, $0.01 par value per share, 3,953,949 shares outstanding as of the close of business April 30, 2015.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014

ASSETS	(in thousands, except shares and per share amounts)
Cash and due from banks:
Noninterest bearing deposits and cash	$2,080	$2,095
Interest bearing deposits	63,878	71,163
Total cash and cash equivalents	65,958	73,258

Securities:
Available for sale securities, at fair value (Note 2)	32,738	33,682
Other Investments	4,450	4,450
Federal Reserve Bank stock, at cost	2,020	2,058
Federal Home Loan Bank stock, at cost	6,628	6,628
Total securities	45,836	46,818

Loans receivable (net of allowance for loan losses: 2015: $5,193 2014: $4,924) (Note 3)	494,166	471,984
Accrued interest and dividends receivable	1,974	1,918
Premises and equipment, net	23,056	22,357
Deferred tax asset (Note 6)	14,621	14,926
Other assets	1,495	1,363
Total assets	$647,106	$632,624

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities

Deposits (Note 4):
Noninterest bearing deposits	$70,331	$63,398
Interest bearing deposits	386,776	379,635
Total deposits	457,107	443,033
Federal Home Loan Bank borrowings	120,000	120,000
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	2,450	2,608
Total liabilities	587,805	573,889

Commitments and Contingencies (Note 9)

Shareholders' equity (1) (Note 7)
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2015: 3,955,119 shares issued;
3,953,949 shares outstanding. 2014 : 3,952,179 shares issued; 3,951,009 shares outstanding	396	395
Additional paid-in capital (Note 5)	105,865	105,752
Accumulated deficit	(46,686)	(46,975)
Less: Treasury stock, at cost: 2015 and 2014, 1,170 shares	(160)	(160)
Accumulated other comprehensive loss (Note 8)	(114)	(277)
Total shareholders' equity	59,301	58,735

Total liabilities and shareholders' equity	$647,106	$632,624

See Accompanying Notes to Consolidated Financial Statements.

(1) All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Interest and Dividend Income
Interest and fees on loans	$5,546	$4,691
Interest on investment securities	116	135
Dividends on investment securities	57	41
Other interest income	29	12
Total interest and dividend income	5,748	4,879

Interest Expense
Interest on deposits	529	637
Interest on Federal Home Loan Bank borrowings	71	33
Interest on subordinated debt	71	200
Total interest expense	671	870

Net interest income	5,077	4,009

Provision for Loan Losses	250	-

Net interest income after provision for loan losses	4,827	4,009

Non-Interest Income
Loan application, inspection & processing fees	50	66
Fees and service charges	174	219
Earnings on cash surrender value of life insurance	-	121
Other income	170	187
Total non-interest income	394	593

Non-Interest Expense
Salaries and benefits	2,344	1,971
Occupancy and equipment expense	955	922
Data processing expense	250	250
Advertising and promotional expenses	50	51
Professional and other outside services	569	471
Loan administration and processing expenses	22	17
Regulatory assessments	154	230
Insurance expense	81	97
Other real estate operations	-	16
Material and communications	81	93
Other operating expenses	225	165
Total non-interest expense	4,731	4,283

Income before income taxes	490	319

Provision for income taxes	201	-

Net income	$289	$319

Basic and diluted income per share (1)	$0.07	$0.08

 See Accompanying Notes to Consolidated Financial Statements.

(1) All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Net income	$289	$319
Other comprehensive income:
Unrealized holding gains on available for sale securities arising during the period, net of taxes	163	393
Total comprehensive income	$452	$712

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except shares)					Accumulated
		Additional			Other
	Common	Paid-In	Accumulated	Treasury	Comprehensive
	Stock	Capital	Deficit	Stock	Income (Loss)	Total

Three months ended March 31, 2015

Balance at December 31, 2014	$395	$105,752	$(46,975)	$(160)	$(277)	$58,735

Net income	-	-	289	-	-	289
Other comprehensive income	-	-	-	-	163	163

Share-based compensation expense	-	114	-	-	-	114
Issuance of restricted stock	1	(1)	-	-	-	-
Balance, March 31, 2015	$396	$105,865	$(46,686)	$(160)	$(114)	$59,301

Three months ended March 31, 2014

Balance at December 31, 2013	$388	$105,484	$(62,684)	$(160)	$(1,187)	$41,841

Net Income	-	-	319	-	-	319
Other comprehensive income	-	-	-	-	393	393

Share-based compensation expense	-	59	-	-	-	59
Issuance of restricted stock	3	(3)	-	-	-	-
Balance, March 31, 2014	$391	$105,540	$(62,365)	$(160)	$(794)	$42,612

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:	(in thousands)

Net income	$289	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums	58	66
Amortization and accretion of purchase loan premiums and discounts, net	127	18
Provision for loan losses	250	-
Earnings on cash surrender value of life insurance	-	(121)
Depreciation and amortization	246	293
Share-based compensation	114	59
Deferred income taxes	201	-
Changes in assets and liabilities:
Decrease (increase) in net deferred loan costs	139	(13)
Increase in accrued interest and dividends receivable	(56)	(12)
Increase in other assets	(132)	(58)
Decrease in accrued expenses and other liabilities	(158)	(296)
Net cash provided by operating activities	1,078	255

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	1,153	1,213
Redemptions of Federal Reserve Bank stock	38	-
(Increase) decrease in loans	(22,698)	3,020
Purchase of other real estate owned	-	(264)
Purchase of bank premises and equipment, net	(945)	(98)
Net cash (used in) provided by investing activities	(22,452)	3,871

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	14,074	(2,235)
Increase in FHLB borrowings	-	23,000
Net cash provided by financing activities	14,074	20,765

Net (decrease) increase in cash and cash equivalents	(7,300)	24,891

Cash and Cash Equivalents:
Beginning	73,258	34,866

Ending	$65,958	$59,757

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Supplemental Disclosures of Cash Flow Information
Interest paid	$586	$669

Income taxes paid	$3	$-

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 1: Basis of Financial Statement Presentation

The Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (“Bancorp” or the “Company”) at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the previously filed audited financial statements of Bancorp and notes thereto for the year ended December 31, 2014.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for the remainder of 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 2: Investment Securities

The amortized cost, gross unrealized losses and approximate fair values of available-for-sale securities at March 31, 2015 and December 31, 2014 are as follows:

		Gross
(in thousands)	Amortized	Unrealized	Fair
	Cost	Losses	Value
March 31, 2015:

U.S. Government agency bonds	$7,500	$(4)	$7,496
U. S. Government agency mortgage-backed securities	16,424	(148)	16,276
Corporate bonds	9,000	(34)	8,966
	$32,924	$(186)	$32,738

December 31, 2014:

U. S. Government agency bonds	$7,500	$(91)	$7,409
U. S. Government agency mortgage-backed securities	17,635	(298)	17,337
Corporate bonds	9,000	(64)	8,936
	$34,135	$(453)	$33,682

There were no purchases or sales of available-for-sale securities in 2014 and 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at March 31, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2015:

U.S. Government agency bonds	$4,996	$(4)	$-	$-	$4,996	$(4)
U. S. Government agency mortgage - backed securities	3,460	(11)	12,816	(137)	16,276	(148)
Corporate bonds	-	-	8,966	(34)	8,966	(34)
Totals	$8,456	$(15)	$21,782	$(171)	$30,238	$(186)

December 31, 2014:

U. S. Government agency bonds	$-	$-	$7,409	$(91)	$7,409	$(91)
U. S. Government agency mortgage - backed securities	-	-	17,337	(298)	17,337	(298)
Corporate bonds	-	-	8,936	(64)	8,936	(64)
Totals	$-	$-	$33,682	$(453)	$33,682	$(453)

At March 31, 2015, ten of eleven available-for-sale securities had unrealized holding losses with aggregate depreciation of 0.6% from the amortized cost. At December 31, 2014, all eleven securities had unrealized losses with aggregate depreciation of 1.3% from the amortized cost.

Bancorp performs a quarterly analysis of those securities that are in an unrealized loss position to determine if those losses qualify as other-than-temporary impairments. This analysis considers the following criteria in its determination: the ability of the issuer to meet its obligations, management’s plans and ability to maintain its investment in the security, the length of time and the amount by which the security has been in a loss position, the interest rate environment, the general economic environment and prospects or projections for improvement or deterioration.

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on U.S. Government agency debt, corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The amortized cost and fair value of available-for-sale debt securities at March 31, 2015 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

			Gross
(in thousands)			Unrealized
	Amortized Cost	Fair Value	Losses
Maturity:
Corporate bonds 5 to 10 years	$9,000	$8,966	$(34)
U.S. Government agency bonds < 5 years	2,500	2,500	-
U.S. Government agency bonds 5 to 10 years	5,000	4,996	(4)
U.S. Government agency mortgage-backed securities	16,424	16,276	(148)
Total	$32,924	$32,738	$(186)

At March 31, 2015 and December 31, 2014, securities of $6.8 million and $7.4 million were pledged with the Federal Reserve Bank of New York to secure municipal deposits.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 3: Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at March 31, 2015 and December 31, 2014 is as follows:

(in thousands)	March 31,	December 31,
	2015	2014
Commercial	$52,476	$53,973
Commercial Real Estate	281,387	254,505
Construction	7,024	3,096
Construction to permanent	9,988	10,627
Residential	102,521	108,543
Consumer	45,963	46,164
Total Loans	499,359	476,908
Allowance for loan losses	(5,193)	(4,924)
Loans receivable, net	$494,166	$471,984

The Company's lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County in New York. The Company originates commercial real estate loans, commercial business loans, construction loans and a variety of consumer loans. In addition, the Company previously had originated loans on residential real estate. All residential and commercial mortgage loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 75% of the market value of the collateral for commercial real estate at the date of the credit extension depending on the Company's evaluation of the borrowers' creditworthiness and type of collateral and up to 80% for multi–family real estate. In the case of construction loans, the maximum loan-to-value is 75% of the “as completed” appraised value. The appraised value of collateral is monitored on an ongoing basis and additional collateral is requested when warranted. Real estate is the primary form of collateral. Other important forms of collateral are accounts receivable, inventory, other business assets, marketable securities and time deposits.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

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

Commercial and Industrial Loans – The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance accounts receivable, the purchase of inventory or new or used equipment and for other short or long-term working capital purposes. These loans are generally secured by business assets, but are also occasionally offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees when obtained, as a secondary source. Payments on such loans are often dependent upon the successful operation of the underlying business. Repayment of such loans may therefore be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market share for the borrower’s products or services.

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

Other/Consumer Loans – The Company also offers installment loans, credit cards, consumer overdraft and home equity lines of credit to individuals.  Repayments of such loans are often dependent on the personal income of the borrower which may be negatively impacted by adverse changes in economic conditions. The Company does not place a high emphasis on originating these types of loans.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months ended March 31, 2015. The following table also details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)
Three months ended March 31, 2015	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,918	$1,419	$63	$215	$831	$478	$-	$4,924
Charge-offs	-	-	-	-	(3)	(7)	-	(10)
Recoveries	16	-	-	5	-	8	-	29
Provision	(637)	605	159	(29)	(98)	232	18	250
Ending Balance	$1,297	$2,024	$222	$191	$730	$711	$18	$5,193
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,297	2,024	222	191	730	711	18	5,193

Total Allowance for Loan Losses	$1,297	$2,024	$222	$191	$730	$711	$18	$5,193

March 31, 2015
Total Loans ending balance	$52,476	$281,387	$7,024	$9,988	$102,521	$45,963	$-	$499,359

Ending balance: individually evaluated for impairment	$-	$8,272	$-	$-	$3,406	$552	$-	$12,230

Ending balance: collectively evaluated for impairment	$52,476	$273,115	$7,024	$9,988	$99,115	$45,411	$-	$487,129

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months ended March 31, 2014. The following table also details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)
Three months ended March 31, 2014	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,285	$1,585	$260	$25	$795	$534	$197	$5,681
Charge-offs	(9)	-	-	-	(178)	(30)	-	(217)
Recoveries	-	-	-	-	15	1	-	16
Provision	95	(265)	-	9	72	34	55	$-
Ending Balance	$2,371	$1,320	$260	$34	$704	$539	$252	$5,480
Ending balance: individually evaluated for impairment	$1,500	$17	$260	$-	$21	$2	$-	$1,800
Ending balance: collectively evaluated for impairment	871	1,303	-	34	683	537	252	3,680

Total Allowance for Loan Losses	$2,371	$1,320	$260	$34	$704	$539	$252	$5,480

March 31, 2014
Total Loans ending balance	$38,838	$217,674	$260	$12,718	$103,766	$47,347	$-	$420,603

Ending balance: individually evaluated for impairment	$6,052	$8,855	$260	$-	$5,192	$588	$-	$20,947

Ending balance: collectively evaluated for impairment	$32,786	$208,819	$-	$12,718	$98,574	$46,759	$-	$399,656

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table details for the year ended December 31, 2014 the amount of loans receivable that were evaluated individually, and collectively, for impairment, and the related portion of the allowance for the loans losses that was allocated to each loan portfolio segment:

(in thousands)
December 31, 2014	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Total
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$7	$7
Ending balance: collectively evaluated for impairment	1,918	1,419	63	215	831	471	4,917

Total Allowance for Loan Losses	$1,918	$1,419	$63	$215	$831	$478	$4,924

Total Loans ending balance	$53,973	$254,505	$3,096	$10,627	$108,543	$46,164	$476,908

Ending balance: individually evaluated for impairment	2	7,398	-	-	3,764	560	11,724

Ending balance: collectively evaluated for impairment	$53,971	$247,107	$3,096	$10,627	$104,779	$45,604	$465,184

The Company monitors the credit quality of its loans receivable in an ongoing manner. Credit quality is monitored by reviewing certain credit quality indicators and trends, including but not limited to, loan to value ratios, debt service coverage ratios, debt to worth ratios, profitability ratios, cash flows, and credit scores.

Appraisals on properties securing non-performing loans and Other Real Estate Owned (“OREO”) are updated annually. We update our impairment analysis monthly based on the most recent appraisal as well as other factors (such as senior lien positions, property taxes, etc.).

The majority of the Company’s impaired loans have been resolved through courses of action other than via liquidations of real estate collateral through OREO. These include normal loan payoffs, the traditional workout process, triggering personal guarantee obligations, and troubled debt restructurings. However, as loan workout efforts progress to a point where the bank’s liquidation of real estate collateral is the likely outcome, the impairment analysis is updated to reflect actual recent experience with bank sales of OREO properties.

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

The Company has a risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a risk rating to each loan in their portfolio at origination, which is ratified or modified by the Committee to which the loan is submitted for approval. When the lender learns of important financial developments, the risk rating is reviewed and adjusted if necessary. Similarly, the Loan Committee can adjust a risk rating. The Company employs a system to ensure an independent review of the ratings annually for commercial credits over $250,000.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The Company uses an independent third party loan reviewer who performs quarterly reviews of a sample of loans, validating the Bank’s risk ratings assigned to such loans. Any upgrades to classified loans must be approved by the Management Loan Committee.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The unpaid principal balances of loans on nonaccrual status and considered impaired were $515,000 at March 31, 2015 and $866,000 at December 31, 2014. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $4,000 of additional income during the quarter ended March 31, 2015 and $33,000 during the quarter ended March 31, 2014.

The following table sets forth the detail, and delinquency status, of non-accrual loans at March 31, 2015 :

(in thousands)	Non-Accrual Loans

2015	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Non-Accrual Loans
Commercial Real Estate Substandard	$-	$-	$-	$-	$135	$135
Total Commercial Real Estate	$-	$-	$-	$-	$135	$135
Residential Real Estate Substandard	$-	$-	$380	$380	$-	$380
Total Residential Real Estate	$-	$-	$380	$380	$-	$380

Total	$-	$-	$380	$380	$135	$515

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

At March 31, 2015, $135,000 or 26% of the non-accruing loan balance of $515,000 was current and being applied to principal.

There was one loan of $1.5 million that was past due ninety days or more and accruing interest at March 31, 2015. This is a residential mortgage loan which had been in non-accrual status from September 2012 until December 31, 2014. The customer has been making regular payments since September 2013, however, the loan is greater than 90 days past due because not all prior payments owed have not been brought current.

At December 31, 2014, there were five loans totaling $1.8 million which were past due ninety days or more and accruing interest. One loan of $1.6 million was the residential mortgage loan discussed above. The other four loans were mature lines of credit totaling $279,000, which were in the process of renewal. Three of these loans were renewed, and one paid off.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail, and delinquency status, of non-accrual loans at December 31, 2014:

(in thousands)	Non-Accrual Loans

2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Non-Accrual Loans
Commercial
Substandard	$-	$-	$2	$2	$-	$2
Total Commercial	$-	$-	$2	$2	$-	$2
Commercial Real Estate
Substandard	$-	$-	$-	$-	$138	$138
Total Commercial Real Estate	$-	$-	$-	$-	$138	$138
Residential Real Estate
Substandard	$-	$-	$719	$719	$-	$719
Total Residential Real Estate	$-	$-	$719	$719	$-	$719
Consumer
Substandard	$-	$-	$7	$7	$-	$7
Total Consumer	$-	$-	$7	$7	$-	$7

Total	$-	$-	$728	$728	$138	$866

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at March 31, 2015.

(in thousands)	Performing (Accruing) Loans

2015	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Performing Loans	Total Non-Accrual Loans	Total Loans
Commercial
Pass	$40	$-	$-	$40	$46,732	$46,772	$-	$46,772
Special Mention	-	-	-	-	113	113	-	113
Substandard	-	-	-	-	5,591	5,591	-	5,591
Total Commercial	$40	$-	$-	$40	$52,436	$52,476	$-	$52,476
Commercial Real Estate
Pass	$-	$-	$-	$-	$271,956	$271,956	$-	$271,956
Special Mention	1,032	-	-	1,032	5,986	7,018	-	7,018
Substandard	-	-	-	-	2,278	2,278	135	2,413
Total Commercial Real Estate	$1,032	$-	$-	$1,032	$280,220	$281,252	$135	$281,387
Construction
Pass	$-	$-	$-	$-	$7,024	$7,024	$-	$7,024
Total Construction	$-	$-	$-	$-	$7,024	$7,024	$-	$7,024
Construction to Permanent
Pass	$-	$-	$-	$-	$9,988	$9,988	$-	$9,988
Total Construction to Permanent	$-	$-	$-	$-	$9,988	$9,988	$-	$9,988
Residential Real Estate
Pass	$30	$178	$1,537	$1,745	$100,396	$102,141	$-	$102,141
Substandard	-	-	-	-	-	-	380	380
Total Residential Real Estate	$30	$178	$1,537	$1,745	$100,396	$102,141	$380	$102,521
Consumer
Pass	$4	$99	$-	$103	$45,860	$45,963	$-	$45,963
Total Consumer	$4	$99	$-	$103	$45,860	$45,963	$-	$45,963
Total
Pass	$74	$277	$1,537	$1,888	$481,956	$483,844	$-	$483,844
Special Mention	1,032	-	-	1,032	6,099	7,131	-	7,131
Substandard	-	-	-	-	7,869	7,869	515	8,384
Grand Total	$1,106	$277	$1,537	$2,920	$495,924	$498,844	$515	$499,359

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at December 31, 2014.

(in thousands)	Performing (Accruing) Loans

2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Performing Loans	Total Non-Accrual Loans	Total Loans
Commercial
Pass	$1,520	$-	$279	$1,799	$46,279	$48,078	$-	$48,078
Special Mention	-	-	-	-	121	121	-	121
Substandard	-	-	-	-	5,772	5,772	2	5,774
Total Commercial	$1,520	$-	$279	$1,799	$52,172	$53,971	$2	$53,973
Commercial Real Estate
Pass	$-	$-	$-	$-	$248,132	$248,132	$-	$248,132
Special Mention	1,041	-	-	1,041	2,887	3,928	-	3,928
Substandard	-	815	-	815	1,492	2,307	138	2,445
Total Commercial Real Estate	$1,041	$815	$-	$1,856	$252,511	$254,367	$138	$254,505
Construction
Pass	$-	$-	$-	$-	$3,096	$3,096	$-	$3,096
Total Construction	$-	$-	$-	$-	$3,096	$3,096	$-	$3,096
Construction to Permanent
Pass	$-	$-	$-	$-	$10,627	$10,627	$-	$10,627
Total Construction to Permanent	$-	$-	$-	$-	$10,627	$10,627	$-	$10,627
Residential Real Estate
Pass	$172	$87	$1,553	$1,812	$106,012	$107,824	$-	$107,824
Substandard	-	-	-	-	-	-	719	719
Total Residential Real Estate	$172	$87	$1,553	$1,812	$106,012	$107,824	$719	$108,543
Consumer
Pass	$-	$2	$-	$2	$46,155	$46,157	$-	$46,157
Substandard	-	-	-	-	-	-	7	7
Total Consumer	$-	$2	$-	$2	$46,155	$46,157	$7	$46,164
Total
Pass	$1,692	$89	$1,832	$3,613	$460,301	$463,914	$-	$463,914
Special Mention	1,041	-	-	1,041	3,008	4,049	-	4,049
Substandard	-	815	-	815	7,264	8,079	866	8,945
Grand Total	$2,733	$904	$1,832	$5,469	$470,573	$476,042	$866	$476,908

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Impaired loans consist of non-accrual loans, TDRs, and loans previously classified as TDRs that have been upgraded. The recorded investment of impaired loans at March 31, 2015 and December 31, 2014 was $12.2 million and $11.7 million, with related allowances of $0 and $7,000 respectively.

The following table summarizes impaired loans by loan portfolio class as of March 31, 2015

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$-	$101	$-
Commercial Real Estate	8,272	9,113	-
Construction	-	287	-
Residential	3,406	3,433	-
Consumer	552	639	-
Total:	$12,230	$13,573	$-

With an allowance recorded:
Commercial	$-	$-	$-
Commercial Real Estate	-	-	-
Construction	-	-	-
Residential	-	-	-
Consumer	-	-	-
Total:	$-	$-	$-

Commercial	$-	$101	$-
Commercial Real Estate	8,272	9,113	-
Construction	-	287	-
Residential	3,406	3,433	-
Consumer	552	639	-
Total:	$12,230	$13,573	$-

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table summarizes impaired loans by loan portfolio class as of December 31, 2014

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$2	$104	$-
Commercial Real Estate	7,398	8,249	-
Construction	-	732	-
Residential	3,764	3,793	-
Consumer	553	633	-
Total:	$11,717	$13,511	$-

With an allowance recorded:
Commercial	$-	$-	$-
Commercial Real Estate	-	-	-
Construction	-	-	-
Residential	-	-	-
Consumer	7	7	7
Total:	$7	$7	$7

Commercial	$2	$104	$-
Commercial Real Estate	7,398	8,249	-
Construction	-	732	-
Residential	3,764	3,793	-
Consumer	560	640	7
Total:	$11,724	$13,518	$7

Included in the tables above at March 31, 2015 and December 31, 2014 are loans with carrying balances of $12.2 million and $11.7 million that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to assist customers who may be experiencing financial difficulty. If the borrower is experiencing financial difficulties and a concession has been made, the loan is classified as a troubled debt restructured loan.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table summarizes additional information regarding impaired loans for three months ended March 31, 2015 and 2014.

	Three Months Ended March 31
	2015		2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$1	$-	$2	86
Commercial Real Estate	8,296	95	7,941	72
Construction	-	-	-	-
Construction to Permanent	-	-	788	-
Residential	3,525	32	4,821	32
Consumer	552	4	588	9
Total:	$12,374	$131	$14,140	$199

With an allowance recorded:
Commercial	$-	$-	$6,078	$-
Commercial Real Estate	-	-	158	-
Construction	-	-	260	-
Residential	-	-	662	-
Consumer	2	-	2	-
Total:	$2	$-	$7,160

Commercial	$1	$-	$6,080	$86
Commercial Real Estate	8,296	95	8,099	72
Construction	-	-	260	-
Residential	3,525	32	5,483	32
Consumer	554	4	590	9
Total:	$12,376	$131	$21,300	$199

No loans were modified in troubled debt restructurings during the three months ended March 31, 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Substantially all of our troubled debt restructured loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below market rate, an extension of the term of the loan, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. If the borrower had demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. All troubled debt restructurings are classified as impaired loans, which are individually evaluated for impairment.

Note 4:     Deposits

The following table is a summary of the Company’s deposits at:

	March 31,	December 31,
(in thousands)	2015	2014

Non-interest bearing	$70,331	$63,398

Interest bearing
NOW	26,673	26,269
Savings	96,846	93,790
Money market	23,824	24,650
Time certificates, less than $100,000	99,691	106,340
Time certificates, $100,000 or more	91,533	97,876
Brokered Deposits	48,209	30,710
Total interest bearing	386,776	379,635
Total Deposits	$457,107	$443,033

Note 5: Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive to directors and employees of the Company by the grant of options, restricted stock awards or phantom stock units. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. As of March 31, 2015, 2,878,805 shares of stock remain available for issuance under the Plan. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall determine the vesting of restricted stock awards and stock options. Restricted stock grants are available to directors and employees and generally vest in annual installments over a three, four or five year period from the date of grant. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.

During the three months ended March 31, 2015 and March 31, 2014, the Company recorded $114,000 and $59,000 of total stock-based compensation, respectively. During the three months ended March 31, 2015, there were 2,940 shares granted under the 2012 Stock Plan.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares as of March 31, 2015, and changes therein during the period then ended.

	Number of Shares Awarded (1)	Weighted Average Grant Date Fair Value (1)

Non-vested at December 31, 2014	79,208	$12.79
Granted	2,940	17.00
Vested	(225)	17.25
Non-vested at March 31, 2015	81,923	$12.93

(1) All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015.

Expected future stock award expense related to the non-vested restricted awards as of March 31, 2015, is $988,000 over an average period of 2.66 years.

The Company had no outstanding stock options at March 31, 2015.

Note 6: Income Taxes

For the three month period ended March 31, 2015, the bank recorded income tax expense of approximately $201,000. This compares to no income tax benefit or expense for the three month period ended March 31, 2014. Bancorp began to recognize income tax expense in the quarter ended December 31, 2014 after the reversal of $16.8 million of its deferred tax asset valuation allowance in the third quarter of 2014.

Deferred tax assets decreased $0.3 million from $14.9 million at December 31, 2014 to $14.6 million at March 31, 2015. This decrease was primarily due to deferred taxes being applied to the tax liability on current year taxable income, in addition to a reduction due to unrealized security gains.

The Bank will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 7: Income per share

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

Non-vested restricted stock awards did not have an impact on the diluted earnings per share and the Company had no outstanding stock options. The following is information about the computation of income per share for the three months ended March 31, 2015 and 2014:

Three months ended March 31, 2015	Net Income	Weighted Average Common Shares Outstanding (1)	Amount (1)

Basic Earnings Per Share	$289,000	3,871,849	$0.07

Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	81,923	N/A

Diluted Earnings Per Share	$289,000	3,953,772	$0.07

Three months ended March 31, 2014	Net Income	Weighted Average Common Shares Outstanding (1)	Amount (1)

Basic Earnings Per Share	$319,000	3,849,318	$0.08

Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	62,488	N/A

Diluted Earnings Per Share	$319,000	3,911,806	$0.08

(1) All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 8: Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended
	March 31, 2015
	Before Tax		Net of Tax
(in thousands)	Amount	Tax Effect	Amount

Unrealized holding gains arising during the period	$267	$(104)	$163

	Three Months Ended
	March 31, 2014
	Before Tax		Net of Tax
	Amount	Tax Effect	Amount

Unrealized holding gains arising during the period	$393	$-	$393

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

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

The contractual amount of commitments to extend credit and standby letters of credit represent the total amount of potential accounting loss should: the contracts be fully drawn upon; the customers default; and the value of any existing collateral becomes worthless. The Company uses the same credit policies in approving commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contractual amounts represent credit risk at March 31, 2015 are as follows:

Commitments to extend credit:	(in thousands)
Future loan commitments	$9,629
Home equity lines of credit	24,783
Unused lines of credit	24,117
Undisbursed construction loans	8,244
Financial standby letters of credit	1,125
$67,898

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include residential and commercial property, deposits and securities. The bank has established a reserve of $5,000 as of March 31, 2015 for these commitments which are included in accrued expenses and other liabilities.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 10: Regulatory and Operational Matters

The Company’s and the Bank’s capital and capital ratios at March 31, 2015 and December 31, 2014 were:

			Capital Requirements
	Actual		Minimum		Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2015

The Company:

Tier 1 Leverage Capital (to Average Assets)	$57,129	9.23%	$24,753	4.00%	$30,941	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	49,129	10.03%	22,044	4.50%	31,842	6.50%
Tier 1 Capital (to Risk Weighted Assets)	57,129	11.66%	29,393	6.00%	39,190	8.00%
Total Capital (to Risk Weighted Assets)	62,322	12.72%	39,190	8.00%	48,988	10.00%

The Bank:

Tier 1 Leverage Capital (to Average Assets)	$57,221	9.25%	$24,746	4.00%	$30,932	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	57,221	11.69%	22,033	4.50%	31,826	6.50%
Tier 1 Capital (to Risk Weighted Assets)	57,221	11.69%	29,378	6.00%	39,170	8.00%
Total Capital (to Risk Weighted Assets)	62,414	12.75%	39,170	8.00%	48,963	10.00%

December 31, 2014

The Company:

Tier 1 Leverage Capital (to Average Assets)	$58,218	9.62%	$24,210	4.00%	$30,262	5.00%
Tier 1 Capital (to Risk Weighted Assets)	58,218	12.98%	17,942	4.00%	26,913	6.00%
Total Capital (to Risk Weighted Assets)	63,142	14.08%	35,884	8.00%	44,855	10.00%

The Bank:

Tier 1 Leverage Capital (to Average Assets)	$58,227	9.63%	$24,198	4.00%	$30,247	5.00%
Tier 1 Capital (to Risk Weighted Assets)	58,227	12.98%	17,946	4.00%	26,918	6.00%
Total Capital (to Risk Weighted Assets)	63,151	14.08%	35,891	8.00%	44,864	10.00%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

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

Notes to consolidated financial statements (Unaudited)

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table details the financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in	Significant	Significant
(in thousands)	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
March 31, 2015	(Level 1)	(Level 2)	(Level 3)	March 31, 2015

U.S. Government agency mortgage- backed securities	$-	$16,276	$-	$16,276
U.S. Government agency bonds	-	7,496	-	7,496
Corporate bonds	-	8,966	-	8,966
Securities available for sale	$-	$32,738	$-	$32,738

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014

U.S. Government agency mortgage- backed securities	$-	$17,337	$-	$17,337
U.S. Government agency bonds	-	7,409	-	7,409
Corporate bonds	-	8,936	-	8,936
Securities available for sale	$-	$33,682	$-	$33,682

There were no transfers of assets between levels 1, 2 or 3 as of March 31, 2015 or December 31, 2014. Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following reflects financial assets measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized:

	Quoted Prices in	Significant	Significant
(in thousands)	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Balance
	(Level 1)	(Level 2)	(Level 3)
March 31, 2015

Impaired loans	$-	$-	$535	$535

December 31, 2014

Impaired loans	$-	$-	$859	$859

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements

Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

March 31, 2015

Impaired loans	$535	Fair Value of Collateral (1)	Appraised Value (2)	14%-23%	(16%)	(3)

December 31, 2014

Impaired loans	$859	Fair Value of Collateral (1)	Appraised Value (2)	8%-22%	(13%)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of March 31, 2015 and December 31, 2014 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at March 31, 2015 and December 31, 2014:

		March 31, 2015		December 31, 2014
(in thousands)	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,080	$2,080	$2,095	$2,095
Interest-bearing deposits due from banks	Level 1	63,878	63,878	71,163	71,163
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,020	2,020	2,058	2,058
Federal Home Loan Bank stock	Level 2	6,628	6,628	6,628	6,628
Loans receivable, net	Level 3	494,166	499,383	471,984	476,631
Accrued interest receivable	Level 1	1,974	1,974	1,918	1,918

Financial Liabilities:
Demand deposits	Level 1	$70,331	$70,331	$63,398	$63,398
Savings deposits	Level 1	96,846	96,846	93,790	93,790
Money market deposits	Level 1	23,824	23,824	24,650	24,650
NOW accounts	Level 1	26,673	26,673	26,269	26,269
Time deposits	Level 2	191,224	191,331	204,216	204,262
Brokered Deposits	Level 1	48,209	48,209	30,710	30,710
FHLB Borrowings	Level 2	120,000	120,000	120,000	120,000
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Accrued interest payable	Level 1	251	251	167	167

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at March 31, 2015 and December 31, 2014. The estimated fair value of fee income on letters of credit at March 31, 2015 and December 31, 2014 was also insignificant.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 12:     Recent Accounting Pronouncements

Recently Issued Accounting Standards Updates

ASU 2014-14, “Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40)” – Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure which will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The application of this guidance did not have a material impact on the Company's consolidated financial statements.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

ASU No. 2014-04, “Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure,” was issued to clarify that when an in substance repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for annual reporting periods beginning after December 15, 2014. The application of this guidance did not have a material impact on the Company's consolidated financial statements.

ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects (Topic 323)“- allows an entity that invests in low income housing projects and meets all the specified conditions to use the proportional amortization method to account for the costs of those investments. The effective date is for annual periods and interim periods within those annual periods beginning after December 15, 2014. The application of this guidance did not have a material impact on the Company's consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public statements, including this one, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to; (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities; (2) the timing of repricing of Bancorp’s interest earning assets and interest bearing liabilities; (3) the effect of changes in governmental monetary policy; (4) the effect of changes in regulations applicable to Bancorp and the Bank and the conduct of its business; (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks; (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide; (7) the state of the economy and real estate values in Bancorp’s market areas, and the consequent effect on the quality of Bancorp’s loans, (8) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company ; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company; (10) the application of generally accepted accounting principles, consistently applied, (11) the fact that one period of reported results may not be indicative of future periods, (12) the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities and other such factors, including risk factors, as may be described in Bancorp's other filings with the SEC.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan losses, the analysis and valuation of its investment securities and the valuation of deferred tax assets, as Bancorp’s most critical accounting policies and estimates in that they are important to the portrayal of Bancorp’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis.

Summary

Bancorp reported net income of $289,000 ($0.07 basic and diluted income per share) for the quarter ended March 31, 2015; a decrease of $30,000, compared to net income of $319,000 ($0.08 basic and diluted income per share) for the quarter ended March 31, 2014. Income before income taxes was $490,000 for the quarter ended March 31, 2015; an increase of $171,000, or 53.6% compared to $319,000 for the quarter ended March 31, 2014. Bancorp did not recognize income tax expense in the quarter ended March 31, 2014 as the Company had a fully reserved deferred tax asset at the end of the quarter. The Company reversed $16.8 million of the deferred tax asset valuation allowance in September 2014, and subsequently began to recognize income tax expense.

Total assets increased $14.5 million, or 2.3%, from $632.6 million at December 31, 2014 to $647.1 million at March 31, 2015.

●	Cash and cash equivalents decreased $7.3 million from $73.3 million at December 31, 2014 to $66.0 million at March 31, 2015.
●	The net loan portfolio increased $22.2 million, or 4.7%, from $472.0 million at December 31, 2014 to $494.2 million at March 31, 2015.

Total liabilities increased $13.9 million from $573.9 million at December 31, 2014 to $587.8 million at March 31, 2015.

●

Deposits increased $14.1 million from $443.0 million at December 31, 2014 to $457.1 million at March 31, 2015. Interest bearing deposits increased $7.2 million and non-interest bearing deposits increased $6.9 million.

Equity increased $566,000 from $58.7 million at December 31, 2014 to $59.3 million at March 31, 2015 due to net income of $289,000, a decrease of $163,000 in net unrealized loss on securities, and equity compensation of $114,000.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents decreased $7.3 million, or 10%, to $66.0 million at March 31, 2015 compared to $73.3 million at December 31, 2014. The decrease was primarily due to an increase in net loans of $22.2 million partially offset by an increase in deposits of $14.1 million.

Investments

The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

(dollars in thousands)	March 31,	December 31,
	2015	2014	Inc/ (Dec)	Inc/(Dec) %

U.S. Government Agency bonds	$7,496	$7,409	$87	1.2%
U.S. Government Agency mortgage- backed securities	16,276	17,337	(1,061)	(6.1)
Corporate bonds	8,966	8,936	30	0.3

Total Available-for-Sale Securities	$32,738	$33,682	$(944)	(2.8%)

Available-for-sale securities decreased $944,000, or 2.8%, from $33.7 million at December 31, 2014 to $32.7 million at March 31, 2015. This decrease was primarily due to principal pay downs of $1.2 million and premium amortization of $58,000 on mortgage backed securities partially offset by a decrease of $267,000 in gross unrealized security losses.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

(in thousands)	March 31,	December 31,
	2015	2014	Inc (Dec)	Inc/(Dec) %
Commercial	$52,476	$53,973	$(1,497)	(2.8%)
Commercial Real Estate	281,387	254,505	26,882	10.6
Construction	7,024	3,096	3,928	126.9
Construction to permanent	9,988	10,627	(639)	(6.0)
Residential	102,521	108,543	(6,022)	(5.5)
Consumer	45,963	46,164	(201)	(0.4)
Total Loans	499,359	476,908	22,451	4.7
Allowance for loan losses	(5,193)	(4,924)	269	5.5
Loans receivable, net	$494,166	$471,984	$22,182	4.7%

Bancorp’s net loan portfolio increased $22.2 million, or 4.7%, from $472.0 million at December 31, 2014 to $494.2 million at March 31, 2015. The increase was primarily due to loan originations.

At March 31, 2015, the net loan to deposit ratio was 108% and the net loan to total assets ratio was 76%. At December 31, 2014, these ratios were 107% and 75%, respectively.

Allowance for Loan Losses

The allowance for loan losses increased $269,000, from December 31, 2014 to March 31, 2015 due to a provision of $250,000 and net recoveries during the quarter ended March 31, 2015 of $19,000. The allowance increase was due to the increased loan balances and not deterioration in the credit quality of the loan portfolio.

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended
	March 31,	March 31,
(dollars in thousands)	2015	2014

Balance at beginning of period	$4,924	$5,681

Charge-offs	(10)	(217)
Recoveries	29	16
Net Recoveries (Charge-offs)	19	(201)
Provision for loan losses	250	-
Balance at end of period	$5,193	$5,480

Annualized net charge-offs during the period to average loans outstanding	-0.02%	0.19%

Ratio of ALL / Gross Loans	1.04%	1.30%

Ratio of ALL / Non-accrual loans	1,028.3%	53.9%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $5.2 million, at March 31, 2015, which represents 1.04% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	March 31,	December 31,
(dollars in thousands)	2015	2014

Loans past due over 90 days and still accruing	$1,537	$1,832
Non-accruing loans	515	866
Total	$2,052	$2,698
% of Total Loans	0.41%	0.57%
% of Total Assets	0.32%	0.43%

The $515,000 of non-accrual loans at March 31, 2015 is comprised of 2 loans, for which no specific reserve has been established. One loan of $135,000 is current on payments. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment.

The $866,000 of non-accrual loans at December 31, 2014 was comprised of 4 loans, for which a specific reserve of $7,000 had been established. During the quarter ended March 31, 2015, one loan of $7,000 which was fully reserved for was charged off and another loan of $339,000 was paid off.

Other Real Estate Owned

There was no real estate owned at March 31, 2015 and December 31, 2014. During 2014, one OREO property was foreclosed in February, and subsequently sold in May.

Deferred Taxes

Deferred tax assets decreased $0.3 million from $14.9 million at December 31, 2014 to $14.6 million at March 31, 2015. This decrease was primarily due to the utilization of net operating loss carryforwards applied to the tax liability on current year taxable income, in addition to reduction in the deferred taxes on net unrealized security losses.

The Bank will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	March 31,	December 31,
(dollars in thousands)	2015	2014	Inc/(Dec)	Inc/(Dec)%

Non-interest bearing	$70,331	$63,398	$6,933	10.9%

Interest bearing
NOW	26,673	26,269	404	1.5
Savings	96,846	93,790	3,056	3.3
Money market	23,824	24,650	(826)	(3.4)
Time certificates, less than $100,000	99,691	106,340	(6,649)	(6.3)
Time certificates, $100,000 or more	91,533	97,876	(6,343)	(6.5)
Brokered Deposits	48,209	30,710	17,499	57.0
Total interest bearing	386,776	379,635	7,141	1.9
Total Deposits	$457,107	$443,033	$14,074	3.2%

Deposits increased $14.1 million from $443.0 million at December 31, 2014 to $457.1 million at March 31, 2015. This increase was primarily due to increases in brokered deposits of $17.5 million, non-interest bearing deposits of $6.9 million and savings deposits of $3.1 million partially offset by a decrease in time deposit balances of $13.0 million. The additional brokered deposits were obtained to maintain liquidity in anticipation of future loan growth.

Borrowings

Total borrowings were $128.2 million at March 31, 2015 and December 31, 2014, and were comprised of $120 million in Federal Home Loan Bank (“FHLB”) advances and $8.2 million in junior subordinated debentures.

The FHLB advances had a weighted average rate of 0.27%. All had remaining maturities of less than six months.

The subordinated debentures of $8.2 million are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust provides a full and unconditional guarantee of the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.42% at March 31, 2015) mature on March 26, 2033. Beginning in the second quarter of 2009, the Company deferred quarterly interest payments on the subordinated debentures for 20 consecutive quarters as permitted under the terms of the debentures. Interest was still being accrued and charged to operations. The Company made a payment of approximately $1.6 million in June 2014, and brought the debt current as of that date. Interest payments have subsequently been deferred at the Company’s option, and interest owed was $212,000 at March 31, 2015.

The trust has an early redemption feature at the Company’s option exercisable on a quarterly basis.

Equity

Equity increased $566,000 from $58.7 million at December 31, 2014 to $59.3 million at March 31, 2015 due to net income of $289,000, a decrease of $163,000 in net unrealized loss on securities, and equity compensation of $114,000.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased by $16.6 million from $84.5 million at December 31, 2014 to $67.9 million at March 31, 2015.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

	Average Balance Sheet
	Net Interest income- Rate and Volume Variance Analysis
	Three months ended March 31,
		2015			2014
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
(dollars in thousands)
Interest earning assets:
Loans	$491,118	$5,546	4.58%	$417,468	$4,691	4.56%
Investments	46,370	173	1.51%	47,386	176	1.51%
Cash Equivalents	52,803	29	0.22%	34,937	12	0.15%
Total interest earning assets	590,291	5,748	3.95%	499,791	4,879	3.96%

Cash and due from banks	2,675			1,886
Premises and equipment, net	22,592			14,971
Allowance for loan losses	(4,932)			(5,620)
Other assets	18,293			25,720
Total Assets	$628,919			$536,748

Interest bearing liabilities:
Deposits	$374,850	$529	0.57%	$370,034	$637	0.70%
Borrowings	120,000	71	0.24%	57,922	33	0.23%
Subordinated debt	8,248	71	3.49%	8,248	200	9.83%

Total interest bearing liabilities	503,098	671	0.54%	436,204	870	0.81%

Demand deposits	63,490			54,226
Accrued expenses and other liabilities	2,988			3,913
Shareholders' equity	59,343			42,405
Total liabilities and equity	$628,919			$536,748

Net interest income		$5,077			$4,009
Interest margin			3.49%			3.25%
Interest spread			3.41%			3.15%

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities:

	Three months ended March 31,
	2015 vs 2014
	Increase (decrease)
	due to change in
(dollars in thousands)	Volume	Rate	Total
Interest earning assets:
Loans	$834	$21	$855
Investments	(3)	-	(3)
Cash Equivalents	8	9	17
Total interest earning assets	$839	$30	$869

Interest bearing liabilities:
Deposits	$8	$(116)	$(108)
Borrowings	37	1	38
Subordinated debt	-	(129)	(129)
Total interest bearing liabilities	45	(244)	(199)
Net interest income	$794	$274	$1,068

For the quarter ended March 31, 2015, net interest income was $5.1 million, an increase of $1.1 million or 27.5% from net interest income of $4.0 million for the quarter ended March 31, 2014. Interest income increased $869,000 and interest expense decreased $199,000.

The interest income increase was primarily due to an increase in average loan balances of $73.6 million. This increase in average loans was accountable for $834,000 of the interest income increase. Improvement in average loan yields to 4.58% from 4.56% contributed additional interest income of $21,000.

The interest expense reduction of $199,000 for the quarter ended March 31, 2015 was due to decrease in deposit and subordinated debt interest expense of $108,000 and $129,000 respectively, partially offset by an increase in interest expense on borrowings of $38,000.

●	The decrease in interest expense on deposits was primarily due to maturity and roll off of higher yielding time deposits and replacement of these with lower yielding deposit products.
●

Interest expense on subordinated debt decreased $129,000 primarily due to additional expense of $117,000 in 1Q 2014 to recognize interest owed on 20 quarters of interest payments which had been deferred as allowed by the terms of the subordinated debt agreement.

●

Interest expense on FHLB borrowings increased $38,000 primarily due to higher average borrowings of $62.1 million. The Company took the opportunity to fund the increase in its loan portfolio through low-cost FHLB structured advances.

Net interest margin for the quarter ended March 31, 2015 was 3.49% as compared to 3.25% for the quarter ended March 31, 2014. Excluding the impact of the additional subordinated debt interest expense of $117,000, net interest margin for the quarter ended March 31, 2014 was 3.35%.

Provision for Loan Losses

Provision for loan losses of $250,000 was recorded in the three months ended March 31, 2015, based on management’s most recent evaluation of the adequacy of the allowance for loan losses. The increase was due to significant growth in loan balances.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income decreased $199,000 from $593,000 for the quarter ended March 31, 2014 to $394,000 for the quarter ended March 31, 2015. Decrease in BOLI income due to liquidation of the Bank’s BOLI policies in December 2014 was responsible for $121,000 of the decrease. Deposit fees decreased $45,000 due to lower overdraft fees.

Non-interest expense

Non-interest expense increased $448,000, or 10.5%, from $4.3 million for the quarter ended March 31, 2014 to $4.7 million for the quarter ended March 31, 2015. Salaries and benefits increased $373,000 primarily due to personnel increases due to the Bank’s growth and funding of a performance incentive pool eligible to all employees. Professional and other outside services expense increased $98,000 primarily due to consulting engagements which are expected to improve operational efficiencies in addition to higher employee placement fees of $30,000. These increases were partially offset by reduction in regulatory assessments of $76,000, primarily due to ratings upgrades received in September 2014 from the Bank’s regulators.

Liquidity

Bancorp's liquidity ratio was 14.2% at March 31, 2015 compared to 15.6% at December 31, 2014. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and unpledged available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated and unanticipated cash requirements.

Capital

The following table illustrates Bancorp’s regulatory capital ratios at March 31, 2015 and December 31, 2014 respectively:

	March 31, 2015	December 31, 2014
Tier 1 Leverage Capital	9.23%	9.62%
Common Equity Tier 1 Capital	10.03%	-
Tier 1 Risk-based Capital	11.66%	12.98%
Total Risk-based Capital	12.72%	14.08%

The following table illustrates the Bank’s regulatory capital ratios at March 31, 2015 and December 31, 2014 respectively:

	March 31, 2015	December 31, 2014
Tier 1 Leverage Capital	9.25%	9.63%
Common Equity Tier 1 Capital	11.69%	-
Tier 1 Risk-based Capital	11.69%	12.98%
Total Risk-based Capital	12.75%	14.08%

The implementation of the Basel III final framework commenced on January 1, 2015, for both The Company and The Bank. Amongst other provisions, Basel III increased some asset risk weightings, introduced a new capital measure “Common Equity Tier 1” and will increase capital ratio requirements during a phase in period from January 1, 2015 to January 1, 2019. Both the Company’s and The Bank’s current capital ratios exceed the fully phased in minimum capital ratios of Basel III. The minimum required ratios per Basel III for 2015 and 2019 are:

	January 01, 2015	January 01, 2019
Tier 1 Leverage Capital	4.00%	4.00%
Common Equity Tier 1 Capital	4.50%	7.00%
Tier 1 Risk-based Capital	6.00%	8.50%
Total Risk-based Capital	8.00%	10.50%

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

Net Interest Income and Economic Value
Summary Performance
(dollars in thousands)
	March 31, 2015
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	21,652	180	0.8%	73,863	(8,874)	-10.7%
+ 100	21,616	144	0.7%	77,856	(4,881)	-5.9%
BASE	21,472	-	-	82,737	-	-
- 100	21,903	431	2.0%	91,134	8,397	10.1%
- 200	21,862	390	1.8%	98,562	15,825	19.1%

	December 31, 2014
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	Change	% Change	Estimated	Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	19,986	(104)	-0.5%	74,830	(8,854)	-10.6%
+ 100	20,152	62	0.3%	79,390	(4,294)	-5.1%
BASE	20,090	-	-	83,684	-	-
- 100	20,552	462	2.3%	91,063	7,379	8.8%
- 200	20,408	318	1.6%	95,939	12,255	14.6%

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

There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:      Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 1A: Risk Factors

During the three months ended March 31, 2015, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6:      Exhibits

No.	Description

3(i) (C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc.(incorporated by reference to Exhibit 3(i) to Bancorp’s current report Form 8-K dated October 21, 2010.

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to Bancorp’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599))

10(a) (2)	2012 Stock Plan of Bancorp (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011.

10(a)(15)

Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to Bancorp’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

10(a)(21)	Termination of Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(21) to Bancorp’s Current Report on Form 8-K dated October 3, 2014 (Commission File No. 000-29599)).

10(a) (16)	Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10(a)(16) to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 000-29599)).

10(a) (22)	Termination of Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10(a)(22) to Bancorp’s Current Report on Form 8-K dated April 27, 2015 (Commission File No. 000-29599)).

10(a) (20)	Amended Financial Services Agreement, (incorporated by reference to Exhibit 10(a) (20) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 000-29599)).

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599).

No.	Description

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files. Pursuant to Rule 406T of Regulations S-T, these interactive data files (i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and (ii) are deemed to have complied with Rule 405 of Regulations S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

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

May 12, 2015