Form 10-Q
period 2015-06-30
PATRIOT NATIONAL BANCORP INC
filed 2015-08-10
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015

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

Common stock, $0.01 par value per share, 3,953,949 shares outstanding as of the close of business July 31, 2015.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014

	(in thousands, except shares and per share amounts)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$2,892	$2,095
Interest bearing deposits	50,201	71,163
Total cash and cash equivalents	53,093	73,258

Securities:
Available for sale securities, at fair value (Note 2)	31,640	33,682
Other investments	4,450	4,450
Federal Reserve Bank stock, at cost	2,020	2,058
Federal Home Loan Bank stock, at cost	6,628	6,628
Total securities	44,738	46,818

Loans receivable (net of allowance for loan losses: 2015: $5,208 2014: $4,924) (Note 3)	488,705	471,984
Accrued interest and dividends receivable	2,034	1,918
Premises and equipment, net	24,703	22,357
Deferred tax asset (Note 6)	14,221	14,926
Other assets	1,407	1,363
Total assets	$628,901	$632,624

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$79,774	$63,398
Interest bearing deposits	377,681	379,635
Total deposits	457,455	443,033
Federal Home Loan Bank borrowings	100,000	120,000
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	3,121	2,608
Total liabilities	568,824	573,889

Commitments and Contingencies (Note 9)

Shareholders' equity (1) (Note 7)
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2015: 3,955,119 shares issued; 3,953,949 shares outstanding. 2014 : 3,952,179 shares issued; 3,951,009 shares outstanding	396	395
Additional paid-in capital (Note 5)	105,979	105,752
Accumulated deficit	(45,997)	(46,975)
Less: Treasury stock, at cost: 2015 and 2014, 1,170 shares	(160)	(160)
Accumulated other comprehensive loss (Note 8)	(141)	(277)
Total shareholders' equity	60,077	58,735
Total liabilities and shareholders' equity	$628,901	$632,624

See Accompanying Notes to Consolidated Financial Statements.

(1) All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Interest and Dividend Income
Interest and fees on loans	$5,924	$4,667	$11,470	$9,358
Interest on investment securities	119	133	235	268
Dividends on investment securities	60	42	117	83
Other interest income	17	14	46	26
Total interest and dividend income	6,120	4,856	11,868	9,735

Interest Expense
Interest on deposits	513	607	1,042	1,244
Interest on Federal Home Loan Bank borrowings	85	33	156	66
Interest on subordinated debt	73	82	144	282
Total interest expense	671	722	1,342	1,592
Net interest income	5,449	4,134	10,526	8,143

Provision for Loan Losses	-	-	250	-
Net interest income after provision for loan losses	5,449	4,134	10,276	8,143

Non-Interest Income
Loan application, inspection & processing fees	105	100	155	166
Deposit fees and service charges	147	233	321	452
Earnings on cash surrender value of life insurance	-	116	-	237
Other income	199	174	369	361
Total non-interest income	451	623	845	1,216

Non-Interest Expense
Salaries and benefits	2,395	1,976	4,739	3,947
Occupancy and equipment expense	909	865	1,864	1,787
Data processing expense	255	279	505	529
Professional and other outside services	391	457	960	928
Advertising and promotional expenses	137	73	187	124
Loan administration and processing expenses	7	19	29	36
Regulatory assessments	157	237	311	467
Insurance expense	83	78	164	175
Other real estate operations, net	-	(4)	-	12
Material and communications	106	84	187	177
Other operating expenses	319	168	544	333
Total non-interest expense	4,759	4,232	9,490	8,515
Income before income taxes	1,141	525	1,631	844

Provision for income taxes	452	-	653	-
Net income	$689	$525	$978	$844
Basic and diluted income per share (1)	$0.18	$0.14	$0.25	$0.22

See Accompanying Notes to Consolidated Financial Statements.

(1) All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015.

 PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$689	$525	$978	$844
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available for sale securities arising during the period, net of taxes	(27)	108	136	501
Total comprehensive income	$662	$633	$1,114	$1,345

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-In	Accumulated	Treasury	Comprehensive
(in thousands)	Stock	Capital	Deficit	Stock	Income (Loss)	Total

Six months ended June 30, 2015

Balance at December 31, 2014	$395	$105,752	$(46,975)	$(160)	$(277)	$58,735

Net income	-	-	978	-	-	978
Other comprehensive income	-	-	-	-	136	136
Share-based compensation expense	-	228	-	-	-	228
Issuance of restricted stock	1	(1)	-	-	-	-
Balance, at June 30, 2015	$396	$105,979	$(45,997)	$(160)	$(141)	$60,077

Six months ended June 30, 2014

Balance at December 31, 2013	$388	$105,484	$(62,684)	$(160)	$(1,187)	$41,841

Net Income	-	-	844	-	-	844
Other comprehensive income	-	-	-	-	501	501
Share-based compensation expense	-	130	-	-	-	130
Issuance of restricted stock	4	(4)	-	-	-	-
Balance, at June 30, 2014	$392	$105,610	$(61,840)	$(160)	$(686)	$43,316

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Cash Flows from Operating Activities:

Net income	$978	$844
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums	107	128
Amortization and accretion of purchase loan premiums and discounts, net	158	40
Provision for loan losses	250	-
Earnings on cash surrender value of life insurance	-	(237)
Depreciation and amortization	499	573
Loss on sale of other real estate owned	-	4
Share-based compensation	228	130
Deferred income taxes	619	-
Changes in assets and liabilities:
Decrease in net deferred loan costs	232	76
(Increase) decrease in accrued interest and dividends receivable	(116)	11
(Increase) decrease in other assets	(44)	346
Increase (decrease) in accrued expenses and other liabilities	513	(1,898)
Net cash provided by operating activities	3,424	17

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	2,157	2,388
Redemptions (purchases) of Federal Reserve Bank stock	38	(73)
(Increase) decrease in loans	(17,361)	15,246
Purchase of other real estate owned	-	(264)
Proceeds from sale of other real estate owned	-	260
Purchase of bank premises and equipment, net	(2,845)	(3,739)
Net cash (used in) provided by investing activities	(18,011)	13,818

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	14,422	(3,772)
(Decrease) increase in FHLB borrowings	(20,000)	15,000
Net cash (used in) provided by financing activities	(5,578)	11,228
Net (decrease) increase in cash and cash equivalents	(20,165)	25,063

Cash and Cash Equivalents:
Beginning	73,258	34,866
Ending	$53,093	$59,929

 See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued (Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,144	$2,965

Income taxes paid	$3	$3

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for the remainder of 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 2: Investment Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of available-for-sale securities at June 30, 2015 and December 31, 2014 are as follows:

		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2015:

U.S. Government agency bonds	$7,500	$-	$(71)	$7,429
U. S. Government agency mortgage-backed securities	15,372	-	(197)	15,175
Corporate bonds	9,000	80	(44)	9,036
	$31,872	$80	$(312)	$31,640

December 31, 2014:

U. S. Government agency bonds	$7,500	$-	$(91)	$7,409
U. S. Government agency mortgage-backed securities	17,635	-	(298)	17,337
Corporate bonds	9,000	-	(64)	8,936
	$34,135	$-	$(453)	$33,682

There were no purchases or sales of available-for-sale securities in 2015 and 2014.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table presents the gross unrealized loss and fair value of Bancorp’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at June 30, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2015:

U.S. Government agency bonds	$7,429	$(71)	$-	$-	$7,429	$(71)
U. S. Government agency mortgage - backed securities	3,296	(42)	11,879	(155)	15,175	(197)
Corporate bonds	-	-	5,956	(44)	5,956	(44)
Totals	$10,725	$(113)	$17,835	$(199)	$28,560	$(312)

December 31, 2014:

U. S. Government agency bonds	$-	$-	$7,409	$(91)	$7,409	$(91)
U. S. Government agency mortgage - backed securities	-	-	17,337	(298)	17,337	(298)
Corporate bonds	-	-	8,936	(64)	8,936	(64)
Totals	$-	$-	$33,682	$(453)	$33,682	$(453)

At June 30, 2015, ten of eleven available-for-sale securities had unrealized holding losses with aggregate depreciation of 0.7% from the amortized cost. At December 31, 2014, all eleven securities had unrealized losses with aggregate depreciation of 1.3% from the amortized cost.

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

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on U.S. Government agency debt, corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it will not be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The amortized cost and fair value of available-for-sale debt securities at June 30, 2015 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

			Gross
(in thousands)			Unrealized
	Amortized Cost	Fair Value	Gain/ (Losses)
Maturity:
Corporate bonds 5 to 10 years	$9,000	$9,036	$36
U.S. Government agency bonds < 5 years	2,500	2,494	(6)
U.S. Government agency bonds 5 to 10 years	5,000	4,935	(65)
U.S. Government agency mortgage-backed securities	15,372	15,175	(197)
Total	$31,872	$31,640	$(232)

At June 30, 2015 and December 31, 2014, securities of $6.2 million and $7.4 million respectively, were pledged with the Federal Reserve Bank of New York to secure municipal deposits.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 3: Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at June 30, 2015 and December 31, 2014 is as follows:

(in thousands)	June 30,	December 31,
	2015	2014
Commercial	$56,960	$53,973
Commercial Real Estate	273,653	254,505
Construction	8,878	3,096
Construction to permanent	9,370	10,627
Residential	97,501	108,543
Consumer	47,551	46,164
Total Loans	493,913	476,908
Allowance for loan losses	(5,208)	(4,924)
Loans receivable, net	$488,705	$471,984

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

Notes to consolidated financial statements (Unaudited)

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

Construction Loans – Construction loans are short-term loans (generally up to 18 months) secured by land for either residential or commercial development. The loans are generally made for acquisition and development. Funds are disbursed as phases of construction are completed. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic conditions.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months and six months ended June 30, 2015. The following table also details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)
Three months ended June 30, 2015	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,297	$2,024	$222	$191	$730	$711	$18	$5,193
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	14	-	-	-	-	1	-	15
Provision	(329)	293	53	(41)	(70)	14	80	-
Ending Balance	$982	$2,317	$275	$150	$660	$726	$98	$5,208

Six months ended June 30, 2015	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,918	$1,419	$63	$215	$831	$478	$-	$4,924
Charge-offs	-	-	-	-	(3)	(7)	-	(10)
Recoveries	30	-	-	5	-	9	-	44
Provision	(966)	898	212	(70)	(168)	246	98	250
Ending Balance	$982	$2,317	$275	$150	$660	$726	$98	$5,208

June 30, 2015	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	982	2,317	275	150	660	726	98	5,208
Total Allowance for Loan Losses	$982	$2,317	$275	$150	$660	$726	$98	$5,208

Total Loans ending balance	$56,960	$273,653	$8,878	$9,370	$97,501	$47,551	$-	$493,913

Ending balance: individually evaluated for impairment	$-	$8,002	$-	$-	$3,386	$550	$-	$11,938

Ending balance: collectively evaluated for impairment	$56,960	$265,651	$8,878	$9,370	$94,115	$47,001	$-	$481,975

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months and six months ended June 30, 2014. The following table also details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)
Three months ended June 30, 2014	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,371	$1,320	$260	$34	$704	$539	$252	$5,480
Charge-offs	(2)	-	(260)	-	(18)	(5)	-	(285)
Recoveries	4	15	-	-	-	-	-	19
Provision	105	(210)	-	115	(56)	160	(114)	-
Ending Balance	$2,478	$1,125	$-	$149	$630	$694	$138	$5,214

Six months ended June 30, 2014	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,285	$1,585	$260	$25	$795	$534	$197	$5,681
Charge-offs	(11)	-	(260)	-	(195)	(36)	-	(502)
Recoveries	4	30	-	-	-	1	-	35
Provision	200	(490)	-	124	30	195	(59)	-
Ending Balance	$2,478	$1,125	$-	$149	$630	$694	$138	$5,214

June 30, 2014	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Ending balance: individually evaluated for impairment	$1,750	$307	$-	$-	$-	$5	$-	$2,062
Ending balance: collectively evaluated for impairment	728	818	-	149	630	689	138	3,152
Total Allowance for Loan Losses	$2,478	$1,125	$-	$149	$630	$694	$138	$5,214

Total Loans ending balance	$37,849	$219,762	$-	$14,436	$89,517	$45,781	$-	$407,345

Ending balance: individually evaluated for impairment	$7,291	$11,610	$-	$-	$5,115	$588	$-	$24,604

Ending balance: collectively evaluated for impairment	$30,558	$208,152	$-	$14,436	$84,402	$45,193	$-	$382,741

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

The Company monitors the credit quality of its loans receivable in an ongoing manner. Credit quality is monitored by reviewing certain credit quality indicators and trends, including but not limited to, loan to value ratios, debt service coverage ratios, debt to worth ratios, profitability ratios, cash flows and credit scores.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The unpaid principal balances of loans on nonaccrual status and considered impaired were $511,000 at June 30, 2015 and $866,000 at December 31, 2014. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $4,000 of additional income during the quarter ended June 30, 2015 and $51,000 during the quarter ended June 30, 2014. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $8,000 of additional income during the six months ended June 30, 2015 and $84,000 during the six months ended June 30, 2014.

The following table sets forth the detail, and delinquency status, of non-accrual loans at June 30, 2015 :

(in thousands)	Non-Accrual Loans

2015	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Non-Accrual Loans
Commercial Real Estate
Substandard	$-	$-	$-	$-	$131	$131
Total Commercial Real Estate	$-	$-	$-	$-	$131	$131
Residential Real Estate
Substandard	$-	$-	$380	$380	$-	$380
Total Residential Real Estate	$-	$-	$380	$380	$-	$380

Total	$-	$-	$380	$380	$131	$511

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

At June 30, 2015, two loans were on non-accrual status. One loan of $131,000 or 25.6% of the non-accruing loan balance of $511,000 was current with payments which were being applied to principal.

There were three loans totaling $1.5 million which were past due ninety days or more and accruing interest at June 30, 2015. One of them is a residential mortgage loan which had been in non-accrual status from September 2012 until December 31, 2014. The customer has been making regular payments since September 2013, however, the loan is greater than 90 days past due because not all prior payments owed have been brought current. The other two loans totaling $7,000 were consumer credit card loans which are written off when they are past 120 days due.

At December 31, 2014, there were five loans totaling $1.8 million which were past due ninety days or more and accruing interest. One loan of $1.6 million was a residential mortgage loan. The other four loans were mature lines of credit totaling $279,000, which were in the process of renewal. Three of these loans were renewed, and one paid off.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail, and delinquency status, of non-accrual loans at December 31, 2014:

(in thousands)	Non-Accrual Loans

2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Non-Accrual Loans
Commercial
Substandard	$-	$-	$2	$2	$-	$2
Total Commercial	$-	$-	$2	$2	$-	$2
Commercial Real Estate
Substandard	$-	$-	$-	$-	$138	$138
Total Commercial Real Estate	$-	$-	$-	$-	$138	$138
Residential Real Estate
Substandard	$-	$-	$719	$719	$-	$719
Total Residential Real Estate	$-	$-	$719	$719	$-	$719
Consumer
Substandard	$-	$-	$7	$7	$-	$7
Total Consumer	$-	$-	$7	$7	$-	$7

Total	$-	$-	$728	$728	$138	$866

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at December 31, 2014.

(in thousands)	Performing (Accruing) Loans

2015	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Performing Loans	Total Non- Accrual Loans	Total Loans
Commercial
Pass	$1,976	$-	$-	$1,976	$49,475	$51,451	$-	$51,451
Special Mention	-	-	-	-	106	106	-	106
Substandard	-	-	-	-	5,403	5,403	-	5,403
Total Commercial	$1,976	$-	$-	$1,976	$54,984	$56,960	$-	$56,960
Commercial Real Estate
Pass	$138	$-	$-	$138	$264,711	$264,849	$-	$264,849
Special Mention	-	-	-	-	6,955	6,955	-	6,955
Substandard	-	-	-	-	1,718	1,718	131	1,849
Total Commercial Real Estate	$138	$-	$-	$138	$273,384	$273,522	$131	$273,653
Construction
Pass	$-	$-	$-	$-	$8,878	$8,878	$-	$8,878
Total Construction	$-	$-	$-	$-	$8,878	$8,878	$-	$8,878
Construction to Permanent
Pass	$-	$-	$-	$-	$9,370	$9,370	$-	$9,370
Total Construction to Permanent	$-	$-	$-	$-	$9,370	$9,370	$-	$9,370
Residential Real Estate
Pass	$171	$84	$1,522	$1,777	$95,344	$97,121	$-	$97,121
Substandard	-	-	-	-	-	-	380	380
Total Residential Real Estate	$171	$84	$1,522	$1,777	$95,344	$97,121	$380	$97,501
Consumer
Pass	$15	$102	$7	$124	$47,427	$47,551	$-	$47,551
Total Consumer	$15	$102	$7	$124	$47,427	$47,551	$-	$47,551
Total
Pass	$2,300	$186	$1,529	$4,015	$475,205	$479,220	$-	$479,220
Special Mention	-	-	-	-	7,061	7,061	-	7,061
Substandard	-	-	-	-	7,121	7,121	511	7,632
Grand Total	$2,300	$186	$1,529	$4,015	$489,387	$493,402	$511	$493,913

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at December 31, 2014.

(in thousands)	Performing (Accruing) Loans

2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Performing Loans	Total Non- Accrual Loans	Total Loans
Commercial
Pass	$1,520	$-	$279	$1,799	$46,279	$48,078	$-	$48,078
Special Mention	-	-	-	-	121	121	-	121
Substandard	-	-	-	-	5,772	5,772	2	5,774
Total Commercial	$1,520	$-	$279	$1,799	$52,172	$53,971	$2	$53,973
Commercial Real Estate
Pass	$-	$-	$-	$-	$248,132	$248,132	$-	$248,132
Special Mention	1,041	-	-	1,041	2,887	3,928	-	3,928
Substandard	-	815	-	815	1,492	2,307	138	2,445
Total Commercial Real Estate	$1,041	$815	$-	$1,856	$252,511	$254,367	$138	$254,505
Construction
Pass	$-	$-	$-	$-	$3,096	$3,096	$-	$3,096
Total Construction	$-	$-	$-	$-	$3,096	$3,096	$-	$3,096
Construction to Permanent
Pass	$-	$-	$-	$-	$10,627	$10,627	$-	$10,627
Total Construction to Permanent	$-	$-	$-	$-	$10,627	$10,627	$-	$10,627
Residential Real Estate
Pass	$172	$87	$1,553	$1,812	$106,012	$107,824	$-	$107,824
Substandard	-	-	-	-	-	-	719	719
Total Residential Real Estate	$172	$87	$1,553	$1,812	$106,012	$107,824	$719	$108,543
Consumer
Pass	$-	$2	$-	$2	$46,155	$46,157	$-	$46,157
Substandard	-	-	-	-	-	-	7	7
Total Consumer	$-	$2	$-	$2	$46,155	$46,157	$7	$46,164
Total
Pass	$1,692	$89	$1,832	$3,613	$460,301	$463,914	$-	$463,914
Special Mention	1,041	-	-	1,041	3,008	4,049	-	4,049
Substandard	-	815	-	815	7,264	8,079	866	8,945
Grand Total	$2,733	$904	$1,832	$5,469	$470,573	$476,042	$866	$476,908

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Impaired loans consist of non-accrual loans, troubled debt restructurings (“TDRs”), and loans previously classified as TDRs that have been upgraded. The recorded investment of impaired loans at June 30, 2015 and December 31, 2014 was $11.9 million and $11.7 million, with related allowances of $0 and $7,000 respectively.

The following table summarizes impaired loans by loan portfolio class as of June 30,2015

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$-	$98	$-
Commercial Real Estate	8,002	8,836	-
Construction	-	287	-
Residential	3,386	3,414	-
Consumer	550	637	-
Total:	$11,938	$13,272	$-

With an allowance recorded:
Commercial	$-	$-	$-
Commercial Real Estate	-	-	-
Construction	-	-	-
Residential	-	-	-
Consumer	-	-	-
Total:	$-	$-	$-

Commercial	$-	$98	$-
Commercial Real Estate	8,002	8,836	-
Construction	-	287	-
Residential	3,386	3,414	-
Consumer	550	637	-
Total:	$11,938	$13,272	$-

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table summarizes impaired loans by loan portfolio class as of December 31,2014

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$2	$104	$-
Commercial Real Estate	7,398	8,249	-
Construction	-	732	-
Residential	3,764	3,793	-
Consumer	553	633	-
Total:	$11,717	$13,511	$-

With an allowance recorded:
Commercial	$-	$-	$-
Commercial Real Estate	-	-	-
Construction	-	-	-
Residential	-	-	-
Consumer	7	7	7
Total:	$7	$7	$7

Commercial	$2	$104	$-
Commercial Real Estate	7,398	8,249	-
Construction	-	732	-
Residential	3,764	3,793	-
Consumer	560	640	7
Total:	$11,724	$13,518	$7

Included in the tables above at June 30, 2015 and December 31, 2014 are loans with carrying balances of $11.9 million and $11.7 million that required no specific reserves in our allowance for loan losses. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarizes additional information regarding impaired loans for the three months and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30
	2015		2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$-	$-	$436	$-
Commercial Real Estate	8,025	94	8,661	86
Construction	-	-	-	-
Residential	3,392	32	4,761	32
Consumer	551	5	584	5
Total:	$11,968	$131	$14,442	$123

With an allowance recorded:
Commercial	$-	$-	$6,017	$-
Commercial Real Estate	-	-	1,091	-
Construction	-	-	173	-
Residential	-	-	381	-
Consumer	-	-	3	-
Total:	$-	$-	$7,665	$-

Commercial	$-	$-	$6,453	$-
Commercial Real Estate	8,025	94	9,752	86
Construction	-	-	173	-
Residential	3,392	32	5,142	32
Consumer	551	5	587	5
Total:	$11,968	$131	$22,107	$123

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

	Six Months Ended June 30
	2015		2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$1	$-	$219	$-
Commercial Real Estate	8,160	188	8,301	157
Construction	-	-	397	-
Residential	3,459	63	4,791	65
Consumer	552	9	585	14
Total:	$12,172	$260	$14,293	$236

With an allowance recorded:
Commercial	$-	$-	$6,047	$-
Commercial Real Estate	-	-	625	-
Construction	-	-	217	-
Residential	-	-	511	-
Consumer	1	-	2	-
Total:	$1	$-	$7,402	$-

Commercial	$1	$-	$6,266	$-
Commercial Real Estate	8,160	188	8,926	157
Construction	-	-	614	-
Residential	3,459	63	5,302	65
Consumer	553	9	587	14
Total:	$12,173	$260	$21,695	$236

On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to assist customers who may be experiencing financial difficulty. If the borrower is experiencing financial difficulties and a concession has been made, the loan is classified as a troubled debt restructured loan. No loans were modified in troubled debt restructurings during the six months ended June 30, 2015.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 4:     Deposits

The following table is a summary of the Company’s deposits at:

	June 30,	December 31,
(in thousands)	2015	2014

Non-interest bearing	$79,774	$63,398

Interest bearing
NOW	30,558	26,269
Savings	94,531	93,790
Money market	21,685	24,650
Time certificates, less than $100,000	94,362	106,340
Time certificates, $100,000 or more	88,346	97,876
Brokered Deposits	48,199	30,710
Total interest bearing	377,681	379,635
Total Deposits	$457,455	$443,033

Note 5: Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive to directors and employees of the Company by the grant of options, restricted stock awards or phantom stock units. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. As of June 30, 2015, 2,878,805 shares of stock remain available for issuance under the Plan. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall determine the vesting of restricted stock awards and stock options. Restricted stock grants are available to directors and employees and generally vest in annual installments over a three, four or five year period from the date of grant. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.

During the three months ended June 30, 2015 and June 30, 2014, the Company recorded $114,000 and $72,000 of total stock-based compensation, respectively. During the six months ended June 30, 2015 and June 30, 2014, the Company recorded $228,000 and $130,000 of total stock-based compensation, respectively. During the six months ended June 30, 2015, there were 2,940 shares granted under the 2012 Stock Plan.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares as of June 30, 2015, and changes therein during the period then ended.

	Number of Shares	Weighted Average Grant Date Fair
	Awarded (1)	Value (1)
Non-vested at December 31, 2014	79,208	$12.79
Granted	2,940	17.00
Vested	(450)	17.25

Non-vested at June 30, 2015	81,698	$12.92

(1) All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015.

Expected future stock award expense related to the non-vested restricted awards as of June 30, 2015, is $875,000 over an average period of 2.48 years.

The Company had no outstanding stock options at June 30, 2015.

Note 6: Income Taxes

For the three month and six month periods ended June 30, 2015, the bank recorded income tax expense of $452,000 and $653,000 respectively. This compares to no income tax benefit or expense for the three month and six month periods ended June 30, 2014. Bancorp began to recognize income tax expense in the quarter ended December 31, 2014 after the reversal of $16.8 million of its deferred tax asset valuation allowance in the third quarter of 2014.

Deferred tax assets decreased $0.7 million from $14.9 million at December 31, 2014 to $14.2 million at June 30, 2015. This decrease was primarily due to deferred taxes being applied to the tax liability on current year taxable income, in addition to a reduction due to unrealized security gains.

The Bank will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 7: Income (loss) per share

The Company is required to present basic income (loss) per share and diluted income (loss) per share in its consolidated statements of operations. Basic income (loss) per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential dilutive common shares that may be issued by the Company relate to restricted stock grants and outstanding stock options. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income (loss) per share.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Non-vested restricted stock awards did not impact diluted earnings per share. The Company had no outstanding stock options in 2015 and 2014. The following is information about the computation of income per share for the three months and six months ended June 30, 2015 and 2014:

Three months ended June 30, 2015		Weighted
		Average
		Common Shares
	Net Income	Outstanding (1)	Amount (1)

Basic Earnings Per Share	$689,000	3,872,073	$0.18

Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	21,093	N/A

Diluted Earnings Per Share	$689,000	3,893,166	$0.18

Three months ended June 30, 2014		Weighted
		Average
		Common Shares
	Net Income	Outstanding (1)	Amount (1)

Basic Earnings Per Share	$525,000	3,849,762	$0.14

Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	18,459	N/A

Diluted Earnings Per Share	$525,000	3,868,221	$0.14

Six months ended June 30, 2015		Weighted
		Average
		Common Shares
	Net Income	Outstanding (1)	Amount (1)

Basic Earnings Per Share	$978,000	3,871,960	$0.25

Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	20,992	N/A

Diluted Earnings Per Share	$978,000	3,892,952	$0.25

Six months ended June 30, 2014		Weighted
		Average
		Common Shares
	Net Income	Outstanding (1)	Amount (1)

Basic Earnings Per Share	$844,000	3,849,539	$0.22

Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	25,722	N/A

Diluted Earnings Per Share	$844,000	3,875,261	$0.22

(1) All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 8: Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	Before Tax		Net of Tax	Before Tax		Net of Tax
(in thousands)	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding (losses) gains arising during the period	$(46)	$19	$(27)	$221	$(85)	$136

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gains arising during the period	$108	$-	$108	$501	$-	$501

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

Financial instruments whose contractual amounts represent credit risk at June 30, 2015 are as follows:

Commitments to extend credit:	(in thousands)
Future loan commitments	$14,368
Home equity lines of credit	24,193
Unused lines of credit	29,431
Undisbursed construction loans	15,885
Financial standby letters of credit	1,525
$85,402

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include residential and commercial property, deposits and securities. The bank has established a reserve of $5,000 as of June 30, 2015 for these commitments which are included in accrued expenses and other liabilities.

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded on the Company’s consolidated balance sheet at their fair value at inception. Any instruments deemed to be derivatives would be accounted for as a fair value or cash flow hedge as appropriate.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 10: Regulatory and Operational Matters

The Company’s and the Bank’s capital and capital ratios at June 30, 2015 and December 31, 2014 were:

			Capital Requirements
	Actual		Minimum		Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2015

The Company:

Tier 1 Leverage Capital (to Average Assets)	$58,040	9.44%	$24,585	4.00%	$30,731	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	50,040	10.17%	22,133	4.50%	31,969	6.50%
Tier 1 Capital (to Risk Weighted Assets)	58,040	11.80%	29,510	6.00%	39,347	8.00%
Total Capital (to Risk Weighted Assets)	63,256	12.86%	39,347	8.00%	49,184	10.00%

The Bank:

Tier 1 Leverage Capital (to Average Assets)	$58,218	9.48%	$24,575	4.00%	$30,719	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	58,218	11.84%	22,122	4.50%	31,954	6.50%
Tier 1 Capital (to Risk Weighted Assets)	58,218	11.84%	29,496	6.00%	39,328	8.00%
Total Capital (to Risk Weighted Assets)	63,435	12.90%	39,328	8.00%	49,160	10.00%

December 31, 2014

The Company:

Tier 1 Leverage Capital (to Average Assets)	$58,218	9.62%	$24,210	4.00%	$30,262	5.00%
Tier 1 Capital (to Risk Weighted Assets)	58,218	12.98%	17,942	4.00%	26,913	6.00%
Total Capital (to Risk Weighted Assets)	63,142	14.08%	35,884	8.00%	44,855	10.00%

The Bank:

Tier 1 Leverage Capital (to Average Assets)	$58,227	9.63%	$24,198	4.00%	$30,247	5.00%
Tier 1 Capital (to Risk Weighted Assets)	58,227	12.98%	17,946	4.00%	26,918	6.00%
Total Capital (to Risk Weighted Assets)	63,151	14.08%	35,891	8.00%	44,864	10.00%

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table details the financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in	Significant	Significant
(in thousands)	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
June 30, 2015	(Level 1)	(Level 2)	(Level 3)	June 30, 2015

U.S. Government agency mortgage- backed securities	$-	$15,175	$-	$15,175
U.S. Government agency bonds	-	7,429	-	7,429
Corporate bonds	-	9,036	-	9,036
Securities available for sale	$-	$31,640	$-	$31,640

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014

U.S. Government agency mortgage- backed securities	$-	$17,337	$-	$17,337
U.S. Government agency bonds	-	7,409	-	7,409
Corporate bonds	-	8,936	-	8,936
Securities available for sale	$-	$33,682	$-	$33,682

There were no transfers of assets between levels 1, 2 or 3 as of June 30, 2015 or December 31, 2014. Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following reflects financial assets measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized:

	Quoted Prices in	Significant	Significant
(in thousands)	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Balance
Asset Description	(Level 1)	(Level 2)	(Level 3)
June 30, 2015

Impaired loans	$-	$-	$528	$528

December 31, 2014

Impaired loans	$-	$-	$859	$859

(dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average )

June 30, 2015

Impaired loans	$528	Fair Value of Collateral (1)	Appraised Value (2)	14%	-	23% (16%)(3)

December 31, 2014

Impaired loans	$859	Fair Value of Collateral (1)	Appraised Value (2)	8%	-	22% (13%)(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of June 30, 2015 and December 31, 2014 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at June 30, 2015 and December 31, 2014:

		June 30, 2015		December 31, 2014
(in thousands)	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,892	$2,892	$2,095	$2,095
Interest-bearing deposits due from banks	Level 1	50,201	50,201	71,163	71,163
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,020	2,020	2,058	2,058
Federal Home Loan Bank stock	Level 2	6,628	6,628	6,628	6,628
Loans receivable, net	Level 3	488,705	491,265	471,984	476,631
Accrued interest receivable	Level 1	2,034	2,034	1,918	1,918

Financial Liabilities:
Demand deposits	Level 2	$79,774	$79,774	$63,398	$63,398
Savings deposits	Level 2	94,531	94,531	93,790	93,790
Money market deposits	Level 2	21,685	21,685	24,650	24,650
NOW accounts	Level 2	30,558	30,558	26,269	26,269
Time deposits	Level 2	182,708	182,698	204,216	204,262
Brokered Deposits	Level 1	48,199	48,199	30,710	30,710
FHLB Borrowings	Level 2	100,000	100,000	120,000	120,000
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Accrued interest payable	Level 1	283	283	167	167

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2015 and December 31, 2014. The estimated fair value of fee income on letters of credit at June 30, 2015 and December 31, 2014 was also insignificant.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in Bancorp’s public statements, including this one, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to: (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities; (2) the timing of repricing of Bancorp’s interest earning assets and interest bearing liabilities; (3) the effect of changes in governmental monetary policy; (4) the effect of changes in regulations applicable to Bancorp and the Bank and the conduct of its business; (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks; (6) the ability of competitors that are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide; (7) the state of the economy and real estate values in Bancorp’s market areas, and the consequent effect on the quality of Bancorp’s loans; (8) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company; (10) the application of generally accepted accounting principles, consistently applied; (11) the fact that one period of reported results may not be indicative of future periods; (12) the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities and other such factors, including risk factors, as may be described in Bancorp's other filings with the SEC.

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

Summary

Bancorp reported net income of $689,000 ($0.18 basic and diluted income per share) for the quarter ended June 30, 2015; an increase of $164,000, compared to net income of $525,000 ($0.14 basic and diluted income per share) for the quarter ended June 30, 2014. For the six months ended June 30, 2015, Bancorp reported net income of $978,000 ($0.25 basic and diluted income per share); an increase of $134,000, compared to net income of $844,000 ($0.22 basic and diluted income per share) for the six months ended June 30, 2014. Income before income taxes was $1.1 million and $1.6 million for the quarter and six months ended June 30, 2015; an increase of $616,000, or 117.3%, and $787,000, or 93.2%, from the quarter and six months periods ended June 30, 2014. Bancorp did not recognize income tax expense in the three and six month periods ended June 30, 2014 as the Company had a fully reserved deferred tax asset. The Company reversed $16.8 million of the deferred tax asset valuation allowance in September 2014, and subsequently began to recognize income tax expense.

Total assets decreased $3.7 million, or 0.6%, from $632.6 million at December 31, 2014 to $628.9 million at June 30, 2015.

●	Cash and cash equivalents decreased $20.2 million from $73.3 million at December 31, 2014 to $53.1 million at June 30, 2015.
●	The net loan portfolio increased $16.7 million, or 3.5%, from $472.0 million at December 31, 2014 to $488.7 million at June 30, 2015.

Total liabilities decreased $5.1 million from $573.9 million at December 31, 2014 to $568.8 million at June 30, 2015.

●

Deposits increased $14.4 million from $443.0 million at December 31, 2014 to $457.4 million at June 30, 2015. Reflective of the Bank’s efforts to decrease funding costs, non-interest bearing deposits increased $16.4 million, and interest bearing deposits decreased $2.0 million.

●	Borrowings decreased by $20.0 million from $120.0 million at December 31, 2014 to $100.0 million at June 30, 2015.

Equity increased $1.3 million from $58.7 million at December 31, 2014 to $60.0 million at June 30, 2015 due to net income of $978,000, a decrease of $136,000 in net unrealized loss on securities, and equity compensation of $228,000.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $20.2 million, or 27.5%, to $53.1 million at June 30, 2015 compared to $73.3 million at December 31, 2014. The decrease was primarily due to an increase in net loans of $16.7 million.

Investments

The following table is a summary of Bancorp’s available-for-sale securities portfolio, at fair value, at the dates shown:

(dollars in thousands)	June 30,	December 31,
	2015	2014	Inc/ (Dec)	Inc/(Dec) %

U.S. Government Agency bonds	$7,429	$7,409	$20	0.3%
U.S. Government Agency mortgage- backed securities	15,175	17,337	(2,162)	(12.5)
Corporate bonds	9,036	8,936	100	1.1

Total Available-for-Sale Securities	$31,640	$33,682	$(2,042)	(6.1% )

Available-for-sale securities decreased $2.0 million, or 6.1%, from $33.7 million at December 31, 2014 to $31.6 million at June 30, 2015. This decrease was primarily due to principal pay downs of $2.2 million and premium amortization of $107,000 on mortgage backed securities partially offset by a decrease of $232,000 in gross unrealized security losses.

Loans

The following table is a summary of Bancorp’s loan portfolio at the dates shown:

(in thousands)	June 30,	December 31,
	2015	2014	Inc (Dec)	Inc/(Dec) %
Commercial	$56,960	$53,973	$2,987	5.5%
Commercial Real Estate	273,653	254,505	19,148	7.5
Construction	8,878	3,096	5,782	186.8
Construction to permanent	9,370	10,627	(1,257)	(11.8)
Residential	97,501	108,543	(11,042)	(10.2)
Consumer	47,551	46,164	1,387	3.0
Total Loans	493,913	476,908	17,005	3.6
Allowance for loan losses	(5,208)	(4,924)	284	5.8
Loans receivable, net	$488,705	$471,984	$16,721	3.5%

Bancorp’s net loan portfolio increased $16.7 million, or 3.5%, from $472.0 million at December 31, 2014 to $488.7 million at June 30, 2015. The increase was primarily due to loan originations.

At June 30, 2015, the net loan to deposit ratio was 107% and the net loan to total assets ratio was 78%. At December 31, 2014, these ratios were 107% and 75%, respectively.

Allowance for Loan Losses

The allowance for loan losses increased $284,000, from December 31, 2014 to June 30, 2015 due to a provision of $250,000 and net recoveries during the six months ended June 30, 2015 of $34,000. The allowance increase was due to the increased loan balances and not deterioration in the credit quality of the loan portfolio.

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2015	2014	2015	2014

Balance at beginning of period	$5,193	$5,480	$4,924	$5,681

Charge-offs	-	(285)	(10)	(502)
Recoveries	15	19	44	35
Net Recoveries (Charge-offs)	15	(266)	34	(467)
Provision for loan losses	-	-	250	-
Balance at end of period	$5,208	$5,214	$5,208	$5,214

Annualized net (recoveries) charge-offs during the period to average loans outstanding	(0.01%)	0.26%	(0.01%)	0.22%

Ratio of ALL / Gross Loans	1.05%	1.28%	1.05%	1.28%

Ratio of ALL / Non-accrual loans	1019.2%	37.5%	1019.2%	37.5%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $5.2 million, at June 30, 2015, which represents 1.05% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	June 30,	December 31,
(dollars in thousands)	2015	2014

Loans past due over 90 days and still accruing	$1,529	$1,832
Non-accruing loans	511	866
Total	$2,040	$2,698
% of Total Loans	0.41%	0.57%
% of Total Assets	0.32%	0.43%

The $511,000 of non-accrual loans at June 30, 2015 is comprised of 2 loans, for which no specific reserve has been established. One loan of $131,000 is current on payments. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment.

The $866,000 of non-accrual loans at December 31, 2014 was comprised of 4 loans, for which a specific reserve of $7,000 had been established. Subsequent to year end 2014, one loan of $7,000 which was fully reserved for was charged off and another loan of $339,000 was paid off.

Other Real Estate Owned

There was no real estate owned at June 30, 2015 and December 31, 2014. During 2014, one OREO property was foreclosed in February, and subsequently sold in May.

Deferred Taxes

Deferred tax assets decreased $0.7 million from $14.9 million at December 31, 2014 to $14.2 million at June 30, 2015. This decrease was primarily due to the utilization of net operating loss carry forwards applied to the tax liability on current year taxable income, in addition to reduction in the deferred taxes on net unrealized security losses.

The Bank will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

Deposits

The following table is a summary of Bancorp’s deposits at the dates shown:

	June 30,	December 31,
(dollars in thousands)	2015	2014	Inc/(Dec)	Inc/(Dec)%

Non-interest bearing	$79,774	$63,398	$16,376	25.8%

Interest bearing
NOW	30,558	26,269	4,289	16.3
Savings	94,531	93,790	741	0.8
Money market	21,685	24,650	(2,965)	(12.0)
Time certificates, less than $100,000	94,362	106,340	(11,978)	(11.3)
Time certificates, $100,000 or more	88,346	97,876	(9,530)	(9.7)
Brokered Deposits	48,199	30,710	17,489	56.9
Total interest bearing	377,681	379,635	(1,954)	(0.5)
Total Deposits	$457,455	$443,033	$14,422	3.3%

Deposits increased $14.5 million from $443.0 million at December 31, 2014 to $457.5 million at June 30, 2015. This increase was primarily due to increases in brokered deposits of $17.5 million, non-interest bearing deposits of $16.4 million and NOW deposits of $4.3 million partially offset by a decrease in time deposit balances of $21.5 million. The weighted average interest rates on the Bank’s incremental Brokered Deposits were less than that on Time Certificates which have rolled off. Because of this and increased non-interest bearing deposits, the Bank has been able to reduce its cost of funds.

Borrowings

Total borrowings were $108.2 million at June 30, 2015 and were comprised of $100.0 million in Federal Home Loan Bank (“FHLB”) advances and $8.2 million in junior subordinated debentures.

The FHLB advances had a weighted average rate of 0.33%. All had remaining maturities of less than six months.

The subordinated debentures of $8.2 million are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. These obligations qualify as Tier 1 capital. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust provides a full and unconditional guarantee of the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.43% at June 30, 2015) mature on March 26, 2033. Beginning in the second quarter of 2009, the Company deferred quarterly interest payments on the subordinated debentures for 20 consecutive quarters as permitted under the terms of the debentures. Interest was still being accrued and charged to operations. The Company made a payment of approximately $1.6 million in June 2014, and brought the debt current as of that date. Interest payments have subsequently been deferred at the Company’s option, however, interest expense continued to be recorded and interest owed was $283,000 at June 30, 2015.

The trust has an early redemption feature at the Company’s option exercisable on a quarterly basis.

Equity

Equity increased $1.3 million from $58.7 million at December 31, 2014 to $60.0 million at June 30, 2015 due to net income of $978,000, a decrease of $136,000 in net unrealized loss on securities, and equity compensation of $228,000.

Off-Balance Sheet Arrangements

Bancorp’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased by $0.9 million from $84.5 million at December 31, 2014 to $85.4 million at June 30, 2015.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

	Three months ended June 30,
	2015			2014
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$503,863	$5,924	4.72%	$412,393	$4,667	4.54%
Investments	45,309	179	1.58%	46,317	175	1.52%
Interest bearing deposits in banks	36,595	17	0.19%	42,405	14	0.13%
Total interest earning assets	585,767	6,120	4.19%	501,115	4,856	3.89%

Cash and due from banks	2,451			1,922
Premises and equipment, net	23,827			16,751
Allowance for loan losses	(5,201)			(5,488)
Other assets	17,837			25,836
Total Assets	$624,681			$540,136

Interest bearing liabilities:
Deposits	$382,713	$513	0.54%	$369,043	$607	0.66%
FHLB advances	101,099	85	0.34%	61,066	33	0.22%
Subordinated debt	8,248	73	3.55%	8,248	82	3.99%
Total interest bearing liabilities	492,060	671	0.55%	438,357	722	0.66%

Demand deposits	70,045			55,150
Accrued expenses and other liabilities	2,662			3,496
Shareholders' equity	59,914			43,133
Total liabilities and equity	$624,681			$540,136

Net interest income		$5,449			$4,134
Interest margin			3.73%			3.31%
Interest spread			3.64%			3.23%

	Six months ended June 30,
	2015			2014
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$497,526	$11,470	4.65%	$414,916	$9,358	4.55%
Investments	45,836	352	1.55%	46,848	351	1.51%
Interest bearing deposits in banks	44,654	46	0.21%	38,692	26	0.14%
Total interest earning assets	588,016	11,868	4.07%	500,456	9,735	3.92%

Cash and due from banks	2,563			1,917
Premises and equipment, net	23,213			15,866
Allowance for loan losses	(5,067)			(5,553)
Other assets	18,063			25,765
Total Assets	$626,788			$538,451

Interest bearing liabilities:
Deposits	$378,803	$1,042	0.55%	$369,536	$1,244	0.68%
FHLB advances	110,497	156	0.28%	59,503	66	0.22%
Subordinated debt	8,248	144	3.52%	8,248	282	6.89%
Total interest bearing liabilities	497,548	1,342	0.54%	437,287	1,592	0.73%

Demand deposits	66,788			54,691
Accrued expenses and other liabilities	2,822			3,702
Shareholders' equity	59,630			42,771
Total liabilities and equity	$626,788			$538,451

Net interest income		$10,526			$8,143
Interest margin			3.61%			3.28%
Interest spread			3.53%			3.19%

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities:

	Three months ended June 30,			Six months ended June 30,
	2015 vs 2014			2015 vs 2014
	Increase (decrease)			Increase (decrease)
	due to change in			due to change in:
	Volume	Rate	Total	Volume	Rate	Total
(dollars in thousands)
Interest earning assets:
Loans	$1,066	$191	$1,257	$1902	$210	$2,112
Investments	(4)	8	4	(4)	5	1
Interest bearing deposits in banks	(2)	5	3	5	15	20
Total interest earning assets	1,060	204	1,264	1,903	230	2,133

Interest bearing liabilities:
Deposits	$23	$(117)	$(94)	$28	$(230)	$(202)
FHLB advances	28	24	52	68	22	90
Subordinated debt	-	(9)	(9)	-	(138)	(138)
Total interest bearing liabilities	51	(102)	(51)	96	(346)	(250)
Net interest income	$1,009	$306	$1,315	$576	$576	$2,383

For the quarter ended June 30, 2015, net interest income was $5.4 million, an increase of $1.3 million or 32% from net interest income of $4.1 million for the quarter ended June 30, 2014. Interest income increased $1.3 million and interest expense decreased $51,000.

The interest income increase was primarily due to an increase in average loan balances of $91.5 million. This increase in average loans accounted for $1.1 million of the interest income increase. Improvement in average loan yields to 4.72% from 4.54% contributed additional interest income of $191,000.

The interest expense reduction of $51,000 for the quarter ended June 30, 2015 consisted of decreases in deposit and subordinated debt interest expense of $94,000 and $9,000 respectively, partially offset by an increase in interest expense on borrowings of $52,000.

●

The decrease in interest expense on deposits was primarily due to maturity and roll off of higher rate time deposits and replacement of these with lower rate deposit products. The total quarterly cost of deposits decreased from 0.58% in the quarter ended June 30, 2014 to 0.46% in quarter ended June 30, 2015.

●	Interest expense on FHLB borrowings increased due to higher average borrowings of $40.0 million to fund loan growth, in addition to an increase in the average rate of FHLB borrowings.

Net interest margin for the quarter ended June 30, 2015 was 3.73% as compared to 3.31% for the quarter ended June 30, 2014. The increase in margin was primarily due to an increase of $30.9 million in average interest earning assets, increased loans as a percentage of earning assets, increased asset yields and a decrease in the Bank’s total funding rate.

For the six months ended June 30, 2015, net interest income was $10.5 million, an increase of $2.4 million or 30% from net interest income of $8.1 million for the six months ended June 30, 2014. Interest income increased $2.1 million and interest expense decreased $250,000.

The interest income increase was primarily due to an increase in average loan balances of $82.6 million. This increase in average loans accounted for $1.9 million of the interest income increase. Improvement in average loan yields to 4.65% from 4.55% contributed additional interest income of $210,000.

The interest expense reduction of $250,000 for the six months ended June 30, 2015 included decreases in deposit and subordinated debt interest expense of $202,000 and $138,000 respectively, partially offset by an increase in interest expense on borrowings of $90,000.

●

The decrease in interest expense on deposits was primarily due to maturity and roll off of higher rate time deposits and replacement of these with lower rate deposit products. The total cost of deposits decreased from 0.59% for the six months ended June 30, 2014 to 0.47% for the six months ended June 30, 2015.

●	The decrease in interest expense on subordinated debt was primarily due to increased interest expense of $117,000 in 2014 for an adjustment related to prior years.
●	Interest expense on FHLB borrowings increased due to higher average borrowings of $51.0 million due to the increase in loans, in addition to an increase in average borrowing rate.

Net interest margin for the six months ended June 30, 2015 was 3.61% as compared to 3.28% for the six months ended June 30, 2014. The increase in margin was primarily due to an increase of $27.3 million in average interest earning assets, increased asset yields and a decrease in the Bank’s total funding rate.

Provision for Loan Losses

No addition to the allowance for loan losses was recorded in the quarter ended June 30, 2015. Provision for loan losses of $250,000 was recorded in the quarter ended March 31, 2015, based on management’s evaluation of the adequacy of the allowance for loan losses. This increase was due to significant growth in loan balances, not deterioration in asset quality. No additional provision for loan losses was recorded in 2014.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income decreased $172,000 from $623,000 for the quarter ended June 30, 2014 to $451,000 for the quarter ended June 30, 2015. Decrease in Bank Owned Life Insurance (“BOLI”) income due to liquidation of the Bank’s BOLI policies in December 2014 was responsible for $116,000 of the decrease. Deposit fees decreased $86,000 primarily due to lower overdraft fees. The noted decreases were partially offset by an increase in rental income.

Non-interest income decreased $371,000 from $1.2 million for the six months ended June 30, 2014 to $845,000 for the six months ended June 30, 2015. Decrease in BOLI income was responsible for $237,000 of the decrease. Deposit fees decreased $131,000 primarily due to lower overdraft fees.

Non-interest expense

Non-interest expense increased $527,000, or 12%, from $4.2 million for the quarter ended June 30, 2014 to $4.8 million for the quarter ended June 30, 2015. Salaries and benefits increased $419,000 primarily due to personnel increases to support the Bank’s continued growth and funding of a performance incentive pool eligible to all employees. Other increases were related to Bank initiatives including employee training, strengthening of the information technology infrastructure, moving costs and facility and equipment upgrade. These increases were partially offset by a reduction in regulatory assessments of $80,000 primarily due to ratings upgrades received in September 2014 from the Bank’s regulators.

Non-interest expense increased $975,000, or 11%, from $8.5 million for the six months ended June 30, 2014 to $9.5 million for the six months ended June 30, 2015. Salaries and benefits increased $792,000 primarily due to the previously noted increase in personnel and funding of the incentive pool. Other expense increases were due to previously noted initiatives in addition to expenses incurred for the reverse stock split. These increases were partially offset by reduction of $156,000 for regulatory assessments.

LIQUIDITY

Bancorp's liquidity ratio was 12.5% at June 30, 2015 compared to 15.6% at December 31, 2014. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and unpledged available-for-sale securities. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes Bancorp’s short-term assets provide sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated and unanticipated cash requirements.

CAPITAL

The following table illustrates Bancorp’s regulatory capital ratios at June 30, 2015 and December 31, 2014 respectively:

	June 30, 2015	December 31, 2014
Tier 1 Leverage Capital	9.44%	9.62%
Common Equity Tier 1 Capital	10.17%	-
Tier 1 Risk-based Capital	11.80%	12.98%
Total Risk-based Capital	12.86%	14.08%

The following table illustrates the Bank’s regulatory capital ratios at June 30, 2015 and December 31, 2014 respectively:

	June 30, 2015	December 31, 2014
Tier 1 Leverage Capital	9.48%	9.63%
Common Equity Tier 1 Capital	11.84%	-
Tier 1 Risk-based Capital	11.84%	12.98%
Total Risk-based Capital	12.90%	14.08%

The implementation of the Basel III final framework commenced on January 1, 2015, for both the Company and the Bank. The new regulations have changed the ratio calculations, resulting in an initial decline upon adoption. Amongst other provisions, Basel III increased some asset risk weightings, introduced a new capital measure “Common Equity Tier 1” and will increase capital ratio requirements during a phase in period from January 1, 2015 to January 1, 2019. The minimum required ratios per Basel III for 2015 and 2019 are:

	January 01, 2015	January 01, 2019
Tier 1 Leverage Capital	4.00%	4.00%
Common Equity Tier 1 Capital	4.50%	7.00%
Tier 1 Risk-based Capital	6.00%	8.50%
Total Risk-based Capital	8.00%	10.50%

Both the Company’s and the Bank’s current capital ratios exceed the fully phased in minimum capital ratios of Basel III.

IMPACT OF INFLATION AND CHANGING PRICES

Bancorp’s consolidated financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, deflation or disinflation could significantly affect Bancorp’s earnings in future periods.

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

Bancorp’s goal is to maximize long term profitability while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price Bancorp’s assets and liabilities to maintain an acceptable interest rate spread while reducing the net effect of changes in interest rates. In order to accomplish this, the focus is on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing. One method of achieving this balance is to originate variable rate loans for the portfolio and purchase short-term investments to offset the increasing short term re-pricing of the liability side of the balance sheet. In fact, a number of the interest-bearing deposit products have no contractual maturity. Therefore, deposit balances may run off unexpectedly due to changing market conditions. Additionally, loans and investments with longer term rate adjustment frequencies can be matched against longer term deposits and borrowings to lock in a desirable spread.

The exposure to interest rate risk is monitored by the Management Asset and Liability Committee consisting of senior management personnel. The Committee reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. This Committee reports to the Board of Directors. In addition to the Management Asset and Liability Committee, there is a Board Asset and Liability Committee (“ALCO”), which meets at least quarterly. ALCO monitors the interest rate risk analyses, reviews investment transactions during the period and determines compliance with Bank, ALCO and Liquidity policies.

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

The table below sets forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases. The analyses indicate the rate risk embedded in Bancorp’s portfolio at the dates indicated should all interest rates instantaneously rise or fall. The results of these changes are added to or subtracted from the base case; however, there are certain limitations to these types of analyses. Rate changes are rarely instantaneous and these analyses may therefore overstate the impact of short-term repricings. As a result of the historically low interest rate environment, the calculated effects of the 100 and 200 basis point downward shocks cannot absolutely reflect the risk to earnings and equity since the interest rates on certain balance sheet items have approached their minimums and therefore, it is not possible for the analyses to fully measure the true impact of these downward shocks.

Net Interest Income and Economic Value
Summary Performance
(dollars in thousands)
	June 30, 2015
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	21,384	237	1.1%	79,023	(5,415)	(6.41%)
+ 100	21,337	190	0.9%	81,743	(2,695)	(3.19%)
BASE	21,147	-	-	84,438	-	-
- 100	21,517	370	1.8%	90,225	5,787	6.8%
- 200	21,383	236	1.1%	94,976	10,538	12.5%

	December 31, 2014
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	Change	% Change	Estimated	Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	19,986	(104)	(0.52%)	74,830	(8,854)	(10.58%)
+ 100	20,152	62	0.3%	79,390	(4,294)	(5.13%)
BASE	20,090	-	-	83,684	-	-
- 100	20,552	462	2.3%	91,063	7,379	8.8%
- 200	20,408	318	1.6%	95,939	12,255	14.6%

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

There were no changes in Bancorp’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during Bancorp’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Neither Bancorp nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Bancorp or the Bank is a party or any of its property is subject.

Item 1A: Risk Factors

During the three months ended June 30, 2015, there were no material changes to the risk factors relevant to Bancorp’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

10(a) (21)

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

10(a) (20)	Amended Financial Services Agreement, (incorporated by reference to Exhibit 10(a) (20) to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 000-29599)).

No.	Description

14	Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to Bancorp’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599)

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

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

August 10, 2015