Form 10-Q
period 2015-09-30
PATRIOT NATIONAL BANCORP INC
filed 2015-11-13
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015

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

Common stock, $0.01 par value per share, 3,962,170 shares outstanding as of the close of business October 31, 2015.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014
	(in thousands, except shares and per share amounts)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$2,429	$2,095
Interest bearing deposits	56,909	71,163
Total cash and cash equivalents	59,338	73,258

Securities:
Available for sale securities, at fair value (Note 2)	30,719	33,682
Other investments	4,450	4,450
Federal Reserve Bank stock, at cost	2,048	2,058
Federal Home Loan Bank stock, at cost	6,628	6,628
Total securities	43,845	46,818

Loans receivable (net of allowance for loan losses: 2015: $5,240, 2014: $4,924) (Note 3)	491,074	471,984
Accrued interest and dividends receivable	2,107	1,918
Premises and equipment, net	29,193	22,357
Deferred tax asset (Note 6)	13,905	14,926
Other assets	1,263	1,363
Total assets	$640,725	$632,624

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$75,011	$63,398
Interest bearing deposits	371,429	379,635
Total deposits	446,440	443,033

Federal Home Loan Bank borrowings (Note 8)	120,000	120,000
Junior subordinated debt owed to unconsolidated trust (Note 8)	8,248	8,248
Note Payable (Note 8)	1,985	-
Accrued expenses and other liabilities	3,156	2,608
Total liabilities	579,829	573,889

Commitments and Contingencies (Note 10)
Shareholders' equity (1) (Note 7)
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2015 : 3,963,340 shares issued; 3,962,170 shares outstanding. 2014 : 3,952,177 shares issued; 3,951,007 shares outstanding	396	395
Additional paid-in capital (Note 5)	106,091	105,752
Accumulated deficit	(45,364)	(46,975)
Less: Treasury stock, at cost: 2015 and 2014, 1,170 shares	(160)	(160)
Accumulated other comprehensive loss (Note 9)	(67)	(277)
Total shareholders' equity	60,896	58,735
Total liabilities and shareholders' equity	$640,725	$632,624

(1)    All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015.

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Interest and Dividend Income
Interest and fees on loans	$5,879	$4,792	$17,349	$14,150
Interest on investment securities	115	130	350	398
Dividends on investment securities	85	39	202	122
Other interest income	30	16	76	42
Total interest and dividend income	6,109	4,977	17,977	14,712

Interest Expense
Interest on deposits	498	579	1,540	1,823
Interest on Federal Home Loan Bank borrowings	90	41	246	107
Interest on subordinated debt	74	71	218	353
Interest on other borrowings	3	-	3	-
Total interest expense	665	691	2,007	2,283
Net interest income	5,444	4,286	15,970	12,429
Provision for Loan Losses	-	-	250	-
Net interest income after provision for loan losses	5,444	4,286	15,720	12,429

Non-Interest Income
Loan application, inspection & processing fees	16	44	171	210
Deposit fees and service charges	148	250	469	702
Earnings on cash surrender value of life insurance	-	116	-	353
Rental Income	107	88	305	267
Other income	91	89	262	271
Total non-interest income	362	587	1,207	1,803

Non-Interest Expense
Salaries and benefits	2,245	2,090	6,984	6,037
Occupancy and equipment expense	814	840	2,678	2,627
Data processing expense	298	312	803	841
Professional and other outside services	322	422	1,282	1,350
Advertising and promotional expenses	329	61	516	185
Loan administration and processing expenses	8	29	37	65
Regulatory assessments	140	233	451	700
Insurance expense	79	88	243	263
Other real estate operations, net	-	-	-	12
Material and communications	95	97	282	274
Other operating expenses	423	252	967	585
Total non-interest expense	4,753	4,424	14,243	12,939
Income before income taxes	1,053	449	2,684	1,293
Provision for income taxes	420	(16,812)	1,073	(16,812)
Net income	$633	$17,261	$1,611	$18,105
Basic income per share (1)	$0.16	$4.48	$0.42	$4.70
Diluted income per share (1)	$0.16	$4.45	$0.41	$4.66

(1)   All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015.

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$633	$17,261	$1,611	$18,105
Other comprehensive income:
Unrealized holding gains on available for sale securities arising during the period, net of taxes	74	51	210	552
Total comprehensive income	$707	$17,312	$1,821	$18,657

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-In	Accumulated	Treasury	Comprehensive
(in thousands)	Stock	Capital	Deficit	Stock	Loss	Total

Nine months ended September 30, 2015

Balance at December 31, 2014	$395	$105,752	$(46,975)	$(160)	$(277)	$58,735

Net income	-	-	1,611	-	-	1,611
Other comprehensive income	-	-	-	-	210	210
Share-based compensation expense	-	340	-	-	-	340
Issuance of restricted stock	1	(1)	-	-	-	-
Balance, at September 30, 2015	$396	$106,091	$(45,364)	$(160)	$(67)	$60,896

Nine months ended September 30, 2014

Balance at December 31, 2013	$388	$105,484	$(62,684)	$(160)	$(1,187)	$41,841

Net Income	-	-	18,105	-	-	18,105
Other comprehensive income	-	-	-	-	552	552
Share-based compensation expense	-	203	-	-	-	203
Issuance of restricted stock	4	(4)	-	-	-	-
Balance, at September 30, 2014	$392	$105,683	$(44,579)	$(160)	$(635)	$60,701

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Cash Flows from Operating Activities:
Net income	$1,611	$18,105
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums	155	186
Amortization and accretion of purchase loan premiums and discounts, net	190	16
Provision for loan losses	250	-
Earnings on cash surrender value of life insurance	-	(353)
Depreciation and amortization	776	835
Loss on disposal of fixed assets	133	-
Loss on sale of other real estate owned	-	4
Share-based compensation	340	203
Deferred income taxes	888	(16,812)
Changes in assets and liabilities:
Decrease (increase) in net deferred loan costs	216	(36)
Increase in accrued interest and dividends receivable	(189)	(83)
Decrease in other assets	100	552
Increase (decrease) in accrued expenses and other liabilities	548	(1,764)
Net cash provided by operating activities	5,018	853

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	3,151	3,496
Redemptions (purchases) of Federal Reserve Bank stock	10	(97)
Purchases of Federal Home Loan Bank stock	-	(2,285)
Increase in loans	(19,746)	(40,725)
Purchase of other real estate owned	-	(264)
Proceeds from sale of other real estate owned	-	260
Purchase of bank premises and equipment, net	(7,745)	(4,425)
Net cash used in investing activities	(24,330)	(44,040)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	3,407	(9,089)
Increase in FHLB borrowings	-	75,000
Note payable	2,000	-
Repayment of Note payable	(15)	-
Net cash provided by financing activities	5,392	65,911
Net (decrease) increase in cash and cash equivalents	(13,920)	22,724

Cash and Cash Equivalents:
Beginning	73,258	34,866
Ending	$59,338	$57,590

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued (Unaudited)

	Nine Months Ended
	Sept 30,
	2015	2014
	(in thousands)
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,717	$3,580

Income taxes paid	$3	$3

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 1: Basis of Financial Statement Presentation

The Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (the “Company”) at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the previously filed audited financial statements of the Company and notes thereto for the year ended December 31, 2014.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for the remainder of 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 2: Investment Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of available-for-sale securities at September 30, 2015 and December 31, 2014 are as follows:

		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2015:

U.S. Government agency bonds	$7,500	$1	$-	$7,501
U. S. Government agency mortgage-backed securities	14,329	-	(127)	14,202
Corporate bonds	9,000	77	(61)	9,016
	$30,829	$78	$(188)	$30,719

December 31, 2014:

U. S. Government agency bonds	$7,500	$-	$(91)	$7,409
U. S. Government agency mortgage-backed securities	17,635	-	(298)	17,337
Corporate bonds	9,000	-	(64)	8,936
	$34,135	$-	$(453)	$33,682

There were no purchases or sales of available-for-sale securities in 2015 and 2014.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table presents the gross unrealized loss and fair value of the Company’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at September 30, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2015:

U.S. Government agency bonds	$-	$-	$-	$-	$-	$-
U. S. Government agency mortgage - backed securities	3,070	(16)	11,132	(111)	14,202	(127)
Corporate bonds	-	-	5,939	(61)	5,939	(61)
Totals	$3,070	$(16)	$17,071	$(172)	$20,141	$(188)

December 31, 2014:

U. S. Government agency bonds	$-	$-	$7,409	$(91)	$7,409	$(91)
U. S. Government agency mortgage - backed securities	-	-	17,337	(298)	17,337	(298)
Corporate bonds	-	-	8,936	(64)	8,936	(64)
Totals	$-	$-	$33,682	$(453)	$33,682	$(453)

At September 30, 2015, eight of eleven available-for-sale securities had unrealized holding losses with aggregate depreciation of 0.9% from the amortized cost. At December 31, 2014, all eleven securities had unrealized losses with aggregate depreciation of 1.3% from the amortized cost.

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

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on U.S. Government agency debt, corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it will not be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The amortized cost and fair value of available-for-sale debt securities at September 30, 2015 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

(in thousands)			Unrealized
	Amortized Cost	Fair Value	Gain/ (Losses)
Maturity:
Corporate bonds 5 to 10 years	$9,000	$9,016	$16
U.S. Government agency bonds < 5 years	2,500	2,500	-
U.S. Government agency bonds 5 to 10 years	5,000	5,001	1
U.S. Government agency mortgage-backed securities	14,329	14,202	(127)
Total	$30,829	$30,719	$(110)

At September 30, 2015 and December 31, 2014, securities of $5.8 million and $7.4 million respectively, were pledged with the Federal Reserve Bank of New York primarily to secure municipal deposits.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 3: Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at September 30, 2015 and December 31, 2014 is as follows:

(in thousands)	September 30,	December 31,
	2015	2014
Commercial	$61,184	$53,973
Commercial Real Estate	273,715	254,505
Construction	12,386	3,096
Construction to permanent	10,669	10,627
Residential	91,378	108,543
Consumer	46,982	46,164
Total Loans	496,314	476,908
Allowance for loan losses	(5,240)	(4,924)
Loans receivable, net	$491,074	$471,984

The Company's lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut, Westchester County in New York, and the five Boroughs of New York City. The Company originates commercial real estate loans, commercial business loans, construction loans and a variety of consumer loans. In addition, the Company previously had originated loans on residential real estate. All residential and commercial mortgage loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

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

Risk characteristics of the Company’s portfolio classes include the following:

Commercial Real Estate Loans – In underwriting commercial real estate loans, the Company evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loans. Repayment of such loans may be negatively impacted should there be a substantial decline in the value of the property securing the loan or a decline in general economic conditions. Where the owner occupies the property, the Company also evaluates the businesses ability to repay the loan on a timely basis. In addition, the Company may require personal guarantees, lease assignments and/or the guarantee of the operating company when the property is owner occupied.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Commercial and Industrial Loans – The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance accounts receivable, the purchase of inventory or new or used equipment and for other short or long-term working capital purposes. These loans are generally secured by business assets, but are also occasionally offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, when obtained, as a secondary source. Payments on such loans are often dependent upon the successful operation of the underlying business. Repayment of such loans may therefore be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market share for the borrower’s products or services.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months and nine months ended September 30, 2015. The following table also details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)

Three months ended September 30, 2015	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$982	$2,317	$275	$150	$660	$726	$98	$5,208
Charge-offs	-	-	-	-	(7)	(4)	-	(11)
Recoveries	7	35	-	-	-	1	-	43
Provision	(219)	32	119	38	(26)	(25)	81	-
Ending Balance	$770	$2,384	$394	$188	$627	$698	$179	$5,240

Nine months ended September 30, 2015	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,918	$1,419	$63	$215	$831	$478	$-	$4,924
Charge-offs	-	-	-	-	(10)	(11)	-	(21)
Recoveries	37	35	-	5	-	10	-	87
Provision	(1,185)	930	331	(32)	(194)	221	179	250
Ending Balance	$770	$2,384	$394	$188	$627	$698	$179	$5,240

September 30, 2015	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$3	$-	$3
Ending balance: collectively evaluated for impairment	770	2,384	394	188	627	695	179	5,237
Total Allowance for Loan Losses	$770	$2,384	$394	$188	$627	$698	$179	$5,240

Total Loans ending balance	$61,184	$273,715	$12,386	$10,669	$91,378	$46,982	$-	$496,314

Ending balance: individually evaluated for impairment	$-	$7,809	$-	$-	$3,366	$552	$-	$11,727

Ending balance: collectively evaluated for impairment	$61,184	$265,906	$12,386	$10,669	$88,012	$46,430	$-	$484,587

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months and nine months ended September 30, 2014. The following table also details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)

Three months ended September 30, 2014	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,478	$1,125	$-	$149	$630	$694	$138	$5,214
Charge-offs	(25)	(297)	-	-	-	(4)	-	(326)
Recoveries	-	15	10	-	-	-	-	25
Provision	(263)	261	66	(27)	(76)	-	39	-
Ending Balance	$2,190	$1,104	$76	$122	$554	$690	$177	$4,913

Nine months ended September 30, 2014	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,285	$1,585	$260	$25	$795	$534	$197	$5,681
Charge-offs	(37)	(297)	(260)	-	(195)	(39)	-	(828)
Recoveries	4	45	10	-	-	1	-	60
Provision	(62)	(229)	66	97	(46)	194	(20)	-
Ending Balance	$2,190	$1,104	$76	$122	$554	$690	$177	$4,913

September 30, 2014	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Ending balance: individually evaluated for impairment	$1,513	$4	$-	$-	$-	$3	$-	$1,520
Ending balance: collectively evaluated for impairment	677	1,100	76	122	554	687	177	3,393
Total Allowance for Loan Losses	$2,190	$1,104	$76	$122	$554	$690	$177	$4,913

Total Loans ending balance	$56,432	$255,556	$8,622	$11,725	$85,942	$45,529	$-	$463,806

Ending balance: individually evaluated for impairment	$5,827	$8,404	$-	$-	$4,978	$558	$-	$19,767

Ending balance: collectively evaluated for impairment	$50,605	$247,152	$8,622	$11,725	$80,964	$44,971	$-	$444,039

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

The majority of the Company’s impaired loans have been resolved through courses of action other than via liquidations of real estate collateral through OREO. These include normal loan payoffs, the traditional workout process, triggering personal guarantee obligations, and troubled debt restructurings. However, as loan workout efforts progress to a point where the Company's liquidation of real estate collateral is the likely outcome, the impairment analysis is updated to reflect actual recent experience with the Company's sales of OREO properties.

A disposition discount is built into our impairment analysis and reflected in our allowance once a property is determined to be a likely OREO (e.g. foreclosure is probable). To determine the discount we compare the average sales prices of our prior OREO properties to the appraised value that was obtained as of the date when we took title to the property. The difference is the Company owned disposition discount.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The Company uses an independent third party loan reviewer who performs quarterly reviews of a sample of loans, validating the Company's risk ratings assigned to such loans. Any upgrades to classified loans must be approved by the Management Loan Committee.

When assigning a risk rating to a loan, management utilizes the Company's internal eleven-point risk rating system. An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Company to sufficient risk to warrant classification in one of the following categories:

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The unpaid principal balances of loans on nonaccrual status and considered impaired were $383,000 at September 30, 2015 and $866,000 at December 31, 2014. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $3,000 of additional income during the quarter ended September 30, 2015 and $17,000 during the quarter ended September 30, 2014. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $8,000 of additional income during the nine months ended September 30, 2015 and $52,000 during the nine months ended September 30, 2014.

The following table sets forth the detail, and delinquency status, of non-accrual loans at September 30, 2015 :

(in thousands)	Non-Accrual Loans

2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Non-Accrual Loans
Commercial Real Estate
Substandard	$-	$-	$-	$-	$-	$-
Total Commercial Real Estate	$-	$-	$-	$-	$-	$-
Residential Real Estate
Substandard	$-	$-	$380	$380	$-	$380
Total Residential Real Estate	$-	$-	$380	$380	$-	$380
Consumer
Substandard	$-	$-	$3	$3	$-	$3
Total Consumer	$-	$-	$3	$3	$-	$3

Total	$-	$-	$383	$383	$-	$383

Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have at least nine months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

At September 30, 2015, 2 loans were on non-accrual status totaling $383,000. One of them is a residential real estate loan for $380, 000 and the other one is a $3,000 consumer auto loan.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail, and delinquency status, of non-accrual loans at December 31, 2014:

(in thousands)	Non-Accrual Loans

2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Non-Accrual Loans
Commercial
Substandard	$-	$-	$2	$2	$-	$2
Total Commercial	$-	$-	$2	$2	$-	$2
Commercial Real Estate
Substandard	$-	$-	$-	$-	$138	$138
Total Commercial Real Estate	$-	$-	$-	$-	$138	$138
Residential Real Estate
Substandard	$-	$-	$719	$719	$-	$719
Total Residential Real Estate	$-	$-	$719	$719	$-	$719
Consumer
Substandard	$-	$-	$7	$7	$-	$7
Total Consumer	$-	$-	$7	$7	$-	$7

Total	$-	$-	$728	$728	$138	$866

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at September 30, 2015.

(in thousands)	Performing (Accruing) Loans

2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Performing Loans	Total Non- Accrual Loans	Total Loans
Commercial
Pass	$-	$3,061	$74	$3,135	$52,849	$55,984	$-	$55,984
Special Mention	-	-	-	-	101	101	-	$101
Substandard	-	-	-	-	5,099	5,099	-	$5,099
Total Commercial	$-	$3,061	$74	$3,135	$58,049	$61,184	$-	$61,184
Commercial Real Estate
Pass	$-	$3,310	$1,624	$4,934	$260,186	$265,120	$-	$265,120
Special Mention	-	1,014	-	1,014	5,887	6,901	-	6,901
Substandard	-	-	-	-	1,694	1,694	-	1,694
Total Commercial Real Estate	$-	$4,324	$1,624	$5,948	$267,767	$273,715	$-	$273,715
Construction
Pass	$-	$-	$-	$-	$12,386	$12,386	$-	$12,386
Total Construction	$-	$-	$-	$-	$12,386	$12,386	$-	$12,386
Construction to Permanent
Pass	$-	$-	$-	$-	$10,669	$10,669	$-	$10,669
Total Construction to Permanent	$-	$-	$-	$-	$10,669	$10,669	$-	$10,669
Residential Real Estate
Pass	$-	$1,342	$1,594	$2,936	$88,062	$90,998	$-	$90,998
Substandard	-	-	-	-	-	-	380	380
Total Residential Real Estate	$-	$1,342	$1,594	$2,936	$88,062	$90,998	$380	$91,378
Consumer
Pass	$12	$348	$8	$368	$46,611	$46,979	$-	$46,979
Substandard	-	-	-	-	-	-	3	3
Total Consumer	$12	$348	$8	$368	$46,611	$46,979	$3	$46,982
Total
Pass	$12	$8,061	$3,300	$11,373	$470,763	$482,136	$-	$482,136
Special Mention	-	1,014	-	1,014	5,988	7,002	-	7,002
Substandard	-	-	-	-	6,793	6,793	383	7,176
Grand Total	$12	$9,075	$3,300	$12,387	$483,544	$495,931	$383	$496,314

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at December 31, 2014.

(in thousands)	Performing (Accruing) Loans

2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Performing Loans	Total Non- Accrual Loans	Total Loans
Commercial
Pass	$1,520	$-	$279	$1,799	$46,279	$48,078	$-	$48,078
Special Mention	-	-	-	-	121	121	-	121
Substandard	-	-	-	-	5,772	5,772	2	5,774
Total Commercial	$1,520	$-	$279	$1,799	$52,172	$53,971	$2	$53,973
Commercial Real Estate
Pass	$-	$-	$-	$-	$248,132	$248,132	$-	$248,132
Special Mention	1,041	-	-	1,041	2,887	3,928	-	3,928
Substandard	-	815	-	815	1,492	2,307	138	2,445
Total Commercial Real Estate	$1,041	$815	$-	$1,856	$252,511	$254,367	$138	$254,505
Construction
Pass	$-	$-	$-	$-	$3,096	$3,096	$-	$3,096
Total Construction	$-	$-	$-	$-	$3,096	$3,096	$-	$3,096
Construction to Permanent
Pass	$-	$-	$-	$-	$10,627	$10,627	$-	$10,627
Total Construction to Permanent	$-	$-	$-	$-	$10,627	$10,627	$-	$10,627
Residential Real Estate
Pass	$172	$87	$1,553	$1,812	$106,012	$107,824	$-	$107,824
Substandard	-	-	-	-	-	-	719	719
Total Residential Real Estate	$172	$87	$1,553	$1,812	$106,012	$107,824	$719	$108,543
Consumer
Pass	$-	$2	$-	$2	$46,155	$46,157	$-	$46,157
Subsandard	-	-	-	-	-	-	7	7
Total Consumer	$-	$2	$-	$2	$46,155	$46,157	$7	$46,164
Total
Pass	$1,692	$89	$1,832	$3,613	$460,301	$463,914	$-	$463,914
Special Mention	1,041	-	-	1,041	3,008	4,049	-	4,049
Substandard	-	815	-	815	7,264	8,079	866	8,945
Grand Total	$2,733	$904	$1,832	$5,469	$470,573	$476,042	$866	$476,908

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table summarizes impaired loans by loan portfolio class as of September 30, 2015

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$-	$97	$-
Commercial Real Estate	7,809	8,332	-
Construction	-	287	-
Residential	3,366	3,394	-
Consumer	549	635	-
Total:	$11,724	$12,745	$-

With an allowance recorded:
Commercial	$-	$-	$-
Commercial Real Estate	-	-	-
Construction	-	-	-
Residential	-	-	-
Consumer	3	3	3
Total:	$3	$3	$3

Commercial	$-	$97	$-
Commercial Real Estate	7,809	8,332	-
Construction	-	287	-
Residential	3,366	3,394	-
Consumer	552	638	3
Total:	$11,727	$12,748	$3

Impaired loans consist of non-accrual loans, troubled debt restructurings (“TDRs”), and loans previously classified as TDRs that have been upgraded. The recorded investment of impaired loans at September 30, 2015 and December 31, 2014 was $11.7 million, with related allowances of $3,000 and $7,000 respectively.

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

Included in the tables above at September 30, 2015 and December 31, 2014 are loans with carrying balances of $11.7 million for which a specific reserve of $3,000 and $7,000 respectively has been established. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize additional information regarding impaired loans for the three months and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30
	2015		2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$-	$-	$434	$-
Commercial Real Estate	7,916	94	8,493	104
Construction	-	-	-	-
Residential	3,373	31	4,810	32
Consumer	549	4	573	5
Total:	$11,838	$129	$14,310	$141

With an allowance recorded:
Commercial	$-	$-	$5,872	$-
Commercial Real Estate	-	-	1,073	-
Construction	-	-	-	-
Residential	-	-	253	-
Consumer	1	-	4	-
Total:	$1	$-	$7,202

Commercial	$-	$-	$6,306	$-
Commercial Real Estate	7,916	94	9,566	104
Construction	-	-	-	-
Residential	3,373	31	5,063	32
Consumer	550	4	577	5
Total:	$11,839	$129	$21,512	$141

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

	Nine Months Ended September 30
	2015		2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$-	$-	$286	$-
Commercial Real Estate	8,079	281	8,365	261
Construction	-	-	263	-
Residential	3,430	95	4,798	97
Consumer	551	13	582	19
Total:	$12,060	$389	$14,294	$377

With an allowance recorded:
Commercial	$-	$-	$5,989	$-
Commercial Real Estate	-	-	772	-
Construction	-	-	144	-
Residential	-	-	436	-
Consumer	1	-	3	-
Total:	$1	$-	$7,344	$-

Commercial	$-	$-	$6,275	$-
Commercial Real Estate	8,079	281	9,137	261
Construction	-	-	407	-
Residential	3,430	95	5,234	97
Consumer	552	13	585	19
Total:	$12,061	$389	$21,638	$377

On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to assist customers who may be experiencing financial difficulty. If the borrower is experiencing financial difficulties and a concession has been made, the loan is classified as a troubled debt restructured loan. No loans were modified in troubled debt restructurings during the twelve months ended September 30, 2015.  During the twelve months ended December 31, 2014, the Company modified one loan as a troubled debt restructured loan. The loan was a commercial real estate loan with a pre-modification balance of $1.3 million. Modification was made to the term of the loan and to the interest rate on the note. Post-modification, the loan balance was $1.2 million as the result of a principal pay-down required as part of the terms of the modification. Since the modification, the loan has been current and paying in accordance with the terms of the restructuring.

Substantially all of our troubled debt restructured loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below market rate, an extension of the term of the loan, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. If the borrower had demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally nine consecutive months of payments) and both principal and interest are deemed collectible. All troubled debt restructurings are classified as impaired loans, which are individually evaluated for impairment.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 4:     Deposits

The following table is a summary of the Company’s deposits at:

	September 30,	December 31,
(in thousands)	2015	2014

Non-interest bearing	$75,011	$63,398

Interest bearing
NOW	30,771	26,269
Savings	101,061	93,790
Money market	22,029	24,650
Time certificates, less than $100,000	86,992	106,340
Time certificates, $100,000 or more	82,449	97,876
Brokered Deposits	48,127	30,710
Total interest bearing	371,429	379,635
Total Deposits	$446,440	$443,033

Note 5: Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive to directors and employees of the Company by the grant of options, restricted stock awards or phantom stock units. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. As of September 30, 2015, 2,870,584 shares of stock remain available for issuance under the Plan. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the Plan. The Compensation Committee shall determine the vesting of restricted stock awards and stock options. Restricted stock grants are available to directors and employees and generally vest in annual installments over a three, four or five year period from the date of grant. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis. During the three months ended September 30, 2015 and September 30, 2014, the Company recorded $112,000 and $73,000 of total stock-based compensation, respectively. During the nine months ended September 30, 2015 and September 30, 2014, the Company recorded $340,000 and $203,000 of total stock-based compensation, respectively. During the nine months ended September 30, 2015, the Company issued 12,700 shares of restricted stock to directors and employees under the 2012 Stock Plan.  In accordance with the terms of the Plan, 1,539 shares were forfeited during the same period.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares as of September 30, 2015, and changes therein during the period then ended.

	Number of Shares Awarded (1)	Weighted Average Grant Date Fair Value (1)
Non-vested at December 31, 2014	79,208	$12.79
Granted	12,700	16.85
Vested	(675)	17.25
Forfeited	(1,539)	10.40
Non-vested at September 30, 2015	89,694	$13.37

(1) All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015.

Expected future stock award expense related to the non-vested restricted awards as of September 30, 2015, is $911,000 over an average period of 2.68 years.

The Company had no outstanding stock options at September 30, 2015.

Note 6: Income Taxes

For the three month and nine month periods ended September 30, 2015, the Company’s recorded income tax expense of $420,000 and $1.1 million respectively. This compares to income tax benefit of approximately $16.8 million for the three month and nine month periods ended September 30, 2014. The Company began to recognize income tax expense in the quarter ended December 31, 2014 after the reversal of its deferred tax asset valuation allowance. In the third quarter of fiscal year 2014, the Company released 96.7% of its valuation allowance previously recorded on its net deferred tax assets which resulted in a $16.8 million credit to income tax expense, partially offset by the current income tax expense for the year. The Company maintains a valuation allowance of $572,000 related to a capital loss carry forward of $1.5 million which it may not be able to utilize prior to the expiration date of the tax benefit.

Deferred tax assets decreased $1.0 million from $14.9 million at December 31, 2014 to $13.9 million at September 30, 2015. This decrease was primarily due to deferred taxes being applied to the tax liability on current year taxable income.

The Company will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 7: Income per share

The Company is required to present basic income per share and diluted income per share in its consolidated statements of operations. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential dilutive common shares that may be issued by the Company relate to restricted stock grants and outstanding stock options. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The Company had no outstanding stock options in 2015 and 2014. The following is information about the computation of income per share for the three months and nine months ended September 30, 2015 and 2014:

Three months ended September 30, 2015		Weighted Average
	Net Income	Common Shares Outstanding (1)	Amount (1)

Basic Earnings Per Share	$633,000	3,872,298	$0.16

Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	34,622	N/A

Diluted Earnings Per Share	$633,000	3,906,920	$0.16

Three months ended September 30, 2014		Weighted Average
	Net Income	Common Shares Outstanding (1)	Amount (1)

Basic Earnings Per Share	$17,261,000	3,850,206	$4.48

Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	28,012	N/A

Diluted Earnings Per Share	$17,261,000	3,878,218	$4.45

Nine months ended September 30, 2015		Weighted Average
	Net Income	Common Shares Outstanding (1)	Amount (1)

Basic Earnings Per Share	$1,611,000	3,872,074	$0.42
Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	30,699	N/A

Diluted Earnings Per Share	$1,611,000	3,902,773	$0.41

Nine months ended September 30, 2014
		Weighted Average
	Net Income	Common Shares Outstanding (1)	Amount (1)

Basic Earnings Per Share	$18,105,000	3,849,762	$4.70
Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	32,647	N/A

Diluted Earnings Per Share	$18,105,000	3,882,409	$4.66

(1)	All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 8: Borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company has the ability to borrow from the FHLB based on a certain percentage of the value of the Company's qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities and loans segregated as collateral for the FHLB.

At September 30, 2015 and December 31, 2014, outstanding advances from the FHLB aggregated $120.0 million. The advances outstanding at September 30, 2015 had maturities ranging from one day to six months with rates ranging from 30 basis points to 50 basis points. Advances are typically entered into at discounted rates during the FHLB “loan sales” and are structured with terms to meet balance sheet management needs.

The subordinated debentures of $8.2 million are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. These obligations qualify as Tier 1 capital. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.46% at September 30, 2015), mature on March 26, 2033. Beginning in the second quarter of 2009, the Company deferred quarterly interest payments on the subordinated debentures for 20 consecutive quarters as permitted under the terms of the debentures. Interest was still being accrued and charged to operations. The Company made a payment of approximately $1.6 million in June 2014, and brought the debt current as of that date. Interest payments have subsequently been deferred at the Company’s option, however, interest expense continued to be recorded. At September 30, 2015 interest owed was $356,000.

In September 2015 the Company executed a $2.0 million Note Payable for the purchase of its Fairfield branch, which had formerly been leased. The note has a ten-year term and bears interest at a fixed rate of 1.75%.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 9: Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Before Tax		Net of Tax	Before Tax		Net of Tax
(in thousands)	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gains arising during the period	$122	$(48)	$74	$343	$(133)	$210

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Before Tax		Net of Tax	Before Tax		Net of Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized holding gains arising during the period	$51	$-	$51	$552	$-	$552

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

Financial instruments whose contractual amounts represent credit risk at September 30, 2015 are as follows:

Commitments to extend credit:	(in thousands)
Future loan commitments	$8,055
Home equity lines of credit	23,476
Unused lines of credit	25,629
Undisbursed construction loans	22,064
Financial standby letters of credit	1,750
$80,974

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include residential and commercial property, deposits and securities. The Company has established a reserve of $5,000 as of September 30, 2015 for these commitments which are included in accrued expenses and other liabilities.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 11: Regulatory and Operational Matters

The Company’s and the Bank’s capital and capital ratios at September 30, 2015 and December 31, 2014 were:

			Capital Requirements
	Actual		Minimum		Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2015

The Company:

Tier 1 Leverage Capital (to Average Assets)	$58,572	9.47%	$24,745	4.00%	$30,931	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	50,572	9.83%	23,146	4.50%	33,433	6.50%
Tier 1 Capital (to Risk Weighted Assets)	58,572	11.39%	30,861	6.00%	41,148	8.00%
Total Capital (to Risk Weighted Assets)	63,820	12.41%	41,148	8.00%	51,435	10.00%

The Bank:

Tier 1 Leverage Capital (to Average Assets)	$58,844	9.52%	$24,736	4.00%	$30,920	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	58,844	11.48%	23,057	4.50%	33,305	6.50%
Tier 1 Capital (to Risk Weighted Assets)	58,844	11.48%	30,743	6.00%	40,991	8.00%
Total Capital (to Risk Weighted Assets)	64,093	12.51%	40,991	8.00%	51,238	10.00%

December 31, 2014

The Company:

Tier 1 Leverage Capital (to Average Assets)	$58,218	9.62%	$24,210	4.00%	$30,262	5.00%
Tier 1 Capital (to Risk Weighted Assets)	58,218	12.98%	17,942	4.00%	26,913	6.00%
Total Capital (to Risk Weighted Assets)	63,142	14.08%	35,884	8.00%	44,855	10.00%

The Bank:

Tier 1 Leverage Capital (to Average Assets)	$58,227	9.63%	$24,198	4.00%	$30,247	5.00%
Tier 1 Capital (to Risk Weighted Assets)	58,227	12.98%	17,946	4.00%	26,918	6.00%
Total Capital (to Risk Weighted Assets)	63,151	14.08%	35,891	8.00%	44,864	10.00%

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

Other Investments: The Company's investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.5 million. This investment is utilized for the purposes of the Company satisfying its CRA lending requirements. As this fund operates as a private fund, shares in the Fund are not publicly traded and therefore have no readily determinable market value. An investment in the Fund is reported in the financial statements at cost, as adjusted for income, losses, and cash distributions attributable to the investment.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table details the financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices
	in Active	Significant	Significant
(in thousands)	Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
September 30, 2015	(Level 1)	(Level 2)	(Level 3)	September 30, 2015

U.S. Government agency mortgage-backed securities	$-	$14,202	$-	$14,202
U.S. Government agency bonds	-	7,501	-	7,501
Corporate bonds	-	9,016	-	9,016
Securities available for sale	$-	$30,719	$-	$30,719

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014

U.S. Government agency mortgage-backed securities	$-	$17,337	$-	$17,337
U.S. Government agency bonds	-	7,409	-	7,409
Corporate bonds	-	8,936	-	8,936
Securities available for sale	$-	$33,682	$-	$33,682

There were no transfers of assets between levels 1, 2 or 3 as of September 30, 2015 or December 31, 2014. Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following reflects financial assets measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized:

	Quoted Prices in	Significant	Significant
(in thousands)	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Balance
Asset Description	(Level 1)	(Level 2)	(Level 3)
September 30, 2015

Impaired loans	$-	$-	$380	$380

December 31, 2014

Impaired loans	$-	$-	$859	$859

(dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average )

September 30, 2015

Impaired loans	$380	Fair Value of Collateral (1)	Appraised Value (2)	8%	-	14%	(14%)(3)

December 31, 2014

Impaired loans	$859	Fair Value of Collateral (1)	Appraised Value (2)	8%	-	22%	(13%)(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of September 30, 2015 and December 31, 2014 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at September 30, 2015 and December 31, 2014:

		September 30, 2015		December 31, 2014
(in thousands)	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,429	$2,429	$2,095	$2,095
Interest-bearing deposits due from banks	Level 1	56,909	56,909	71,163	71,163
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,048	2,048	2,058	2,058
Federal Home Loan Bank stock	Level 2	6,628	6,628	6,628	6,628
Loans receivable, net	Level 3	491,074	493,933	471,984	476,631
Accrued interest receivable	Level 1	2,107	2,107	1,918	1,918

Financial Liabilities:
Demand deposits	Level 2	$75,011	$75,011	$63,398	$63,398
Savings deposits	Level 2	101,061	101,061	93,790	93,790
Money market deposits	Level 2	22,029	22,029	24,650	24,650
NOW accounts	Level 2	30,771	30,771	26,269	26,269
Time deposits	Level 2	169,441	169,281	204,216	204,262
Brokered Deposits	Level 1	48,127	48,127	30,710	30,710
FHLB Borrowings	Level 2	120,000	120,000	120,000	120,000
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Note Payable	Level 3	1,985	1,985	-	-
Accrued interest payable	Level 1	457	457	167	167

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at September 30, 2015 and December 31, 2014. The estimated fair value of fee income on letters of credit at September 30, 2015 and December 31, 2014 was also insignificant.

Note 13:  Recent Accounting Pronouncements

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in the Company’s public statements, including this one, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to: (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities; (2) the timing of repricing of the Company’s interest earning assets and interest bearing liabilities; (3) the effect of changes in governmental monetary policy; (4) the effect of changes in regulations applicable to the Company and the Bank and the conduct of its business; (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks; (6) the ability of competitors that are larger than the Company to provide products and services which it is impracticable for the Company to provide; (7) the state of the economy and real estate values in the Company’s market areas, and the consequent effect on the quality of the Company’s loans; (8) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company; (10) the application of generally accepted accounting principles, consistently applied; (11) the fact that one period of reported results may not be indicative of future periods; (12) the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities and other such factors, including risk factors, as may be described in the Company’s other filings with the SEC.

Although the Company believes that it offers the loan and deposit products and has the resources needed for continued success, future revenues and interest spreads and yields cannot be reliably predicted. These trends may cause the Company to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results or stock prices.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan losses, the analysis and valuation of its investment securities and the valuation of deferred tax assets, as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis.

Summary

The Company reported net income for the third quarter of 2015 of $633,000 ($0.16 basic and diluted income per share) compared to net income of $17.3 million ($4.48 basic and $4.45 diluted income per share) for the quarter ended September 30, 2014. In the third quarter of 2014, the Company reversed the valuation allowance on its deferred tax assets and recognized a $16.8 million benefit to tax expense. For the nine months ended September 30, 2015, the Company reported net income of $1.6 million ($0.42 basic and $0.41diluted income per share) compared to net income of $18.1 million ($4.70 basic and $4.66 diluted income per share) for the nine months ended September 30, 2014. On a pre-tax basis, the Company earned $1.1 million and $2.7 million, respectively, for the three- and nine-month periods ended September 30, 2015. The pre-tax earnings represent increases of $604,000, or 135%, and $1.4 million, or 108%, over the comparable three- and nine-month periods ended September 30, 2014. The Company did not recognize income tax expense in the three and nine month periods ended September 30, 2014. After the Company reversed the valuation allowance in September 2014, it subsequently began to recognize income tax expense.

Total assets increased $8.1 million, or 1.3%, from $632.6 million at December 31, 2014 to $640.7 million at September 30, 2015.

●	Cash and cash equivalents decreased $14.0 million from $73.3 million at December 31, 2014 to $59.3 million at September 30, 2015.
●	The net loan portfolio increased $19.1 million, or 4.0%, from $472.0 million at December 31, 2014 to $491.1 million at September 30, 2015.
●

Premises and equipment, net increased by $6.8 million. The increase was primarily due to $5.5 million in owned premises, including the purchase of a branch property previously leased and the construction of a new branch in a town where the Company has leased space historically. Equipment increased by $1.1 million, net of depreciation and dispositions, as the Company invested in its network infrastructure, its website and communications-related technology. The additional increase was in net furniture and fixtures, as the Company donated the furniture from its leased headquarters and purchased furniture for the headquarters it moved into in an owned branch facility that was renovated.

Total liabilities increased $5.9 million from $573.9 million at December 31, 2014 to $579.8 million at September 30, 2015.

●

Deposits increased $3.4 million from $443.0 million at December 31, 2014 to $446.4 million at September 30, 2015. Reflective of the Company's efforts to decrease funding costs, non-interest bearing deposits increased $11.6 million, and interest bearing deposits decreased $8.2 million.

●	The Company executed a note payable for $2.0 million for the purchase of the Fairfield branch.

Equity increased $2.2 million from $58.7 million at December 31, 2014 to $60.9 million at September 30, 2015 due to net income of $1.6 million, a decrease of $210,000 in net unrealized loss on securities, and equity compensation of $340,000.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $14.0 million, or 19.0%, to $59.3 million at September 30, 2015 compared to $73.3 million at December 31, 2014. The decrease was primarily due to an increase in net loans of $19.1 million.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(dollars in thousands)	September 30,	December 31,
	2015	2014	Inc/ (Dec)	Inc/(Dec) %

U.S. Government Agency bonds	$7,501	$7,409	$92	1.2%
U.S. Government Agency mortgage-backed securities	14,202	17,337	(3,135)	(18.1)
Corporate bonds	9,016	8,936	80	0.9
Total Available-for-Sale Securities	$30,719	$33,682	$(2,963)	(8.8% )

Available-for-sale securities decreased $3.0 million, or 8.8%, from $33.7 million at December 31, 2014 to $30.7 million at September 30, 2015. This decrease was primarily due to principal pay downs of $3.2 million and premium amortization of $155,000 on mortgage backed securities partially offset by a decrease of $343,000 in gross unrealized security losses. At September 30, 2015, both government sponsored agency bonds are at a gain, which is a strong improvement compared to the unrealized loss position of $71,000 at June 30, 2015.

Loans

The following table is a summary of the Company’s loan portfolio at the dates shown:

(in thousands)	September 30,	December 31,
	2015	2014	Inc (Dec)	Inc/(Dec) %
Commercial	$61,184	$53,973	$7,211	13.4%
Commercial Real Estate	273,715	254,505	19,210	7.5
Construction	12,386	3,096	9,290	300.1
Construction to permanent	10,669	10,627	42	0.4
Residential	91,378	108,543	(17,165)	(15.8)
Consumer	46,982	46,164	818	1.8
Total Loans	496,314	476,908	19,406	4.1
Allowance for loan losses	(5,240)	(4,924)	316	6.4
Loans receivable, net	$491,074	$471,984	$19,090	4.0%

The Company’s net loan portfolio increased $19.1 million, or 4.0%, from $472.0 million at December 31, 2014 to $491.1 million at September 30, 2015. The increase was primarily due to loan originations in commercial, commercial real estate and construction loans. The Company exited the residential mortgage business in 2013 and does not aggressively market consumer loans.

At September 30, 2015, the net loan to deposit ratio was 110% and the net loan to total assets ratio was 77%. At December 31, 2014, these ratios were 107% and 75%, respectively.

Allowance for Loan Losses

The allowance for loan losses increased $316,000, from December 31, 2014 to September 30, 2015 due to a provision of $250,000 and net recoveries during the nine months ended September 30, 2015 of $66,000. The allowance increase was due to the increased loan balances and not deterioration in the credit quality of the loan portfolio.

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2015	2014	2015	2014

Balance at beginning of period	$5,208	$5,214	$4,924	$5,681

(Charge-offs)	(11)	(326)	(21)	(828)
Recoveries	43	25	87	60
Net Recoveries (Charge-offs)	32	(301)	66	(768)
Provision for loan losses	-	-	250	-
Balance at end of period	$5,240	$4,913	$5,240	$4,913

Annualized net (recoveries) charge-offs during the period to average loans outstanding	(0.03% )	0.29%	(0.02% )	0.25%

Ratio of ALL / Gross Loans	1.06%	1.06%	1.06%	1.06%

Ratio of ALL / Non-accrual loans	1368.2%	55.7%	1368.2%	55.7%

Based upon the overall assessment and evaluation of the loan portfolio, management believes the allowance for loan losses of $5.2 million, at September 30, 2015, which represents 1.06% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	September 30,	December 31,
(dollars in thousands)	2015	2014

Loans past due over 90 days and still accruing	$3,300	$1,832
Non-accruing loans	383	866
Total	$3,683	$2,698
% of Total Loans	0.74%	0.57%
% of Total Assets	0.57%	0.43%

The $383,000 of non-accrual loans at September 30, 2015 is comprised of 2 loans, for which a specific reserve of $3,000 has been established. In all cases, the Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment.

The $866,000 of non-accrual loans at December 31, 2014 was comprised of 4 loans, for which a specific reserve of $7,000 had been established. Subsequent to year end 2014, one loan of $7,000 which was fully reserved for was charged off and another loan of $339,000 was paid off.

Other Real Estate Owned

There was no real estate owned at September 30, 2015 and December 31, 2014. During 2014, one OREO property was foreclosed in February, and subsequently sold in May.

Deferred Taxes

Deferred tax assets decreased $1.0 million from $14.9 million at December 31, 2014 to $13.9 million at September 30, 2015. This decrease was primarily due to the utilization of net operating loss carry forwards applied to the tax liability on current year taxable income, in addition to a reduction in the deferred taxes on net unrealized security losses.

The Company will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

	September 30,	December 31,
(dollars in thousands)	2015	2014	Inc/(Dec)	Inc/(Dec)%
Non-interest bearing	$75,011	$63,398	$11,613	18.3%

Interest bearing
NOW	30,771	26,269	4,502	17.1
Savings	101,061	93,790	7,271	7.8
Money market	22,029	24,650	(2,621)	(10.6)
Time certificates, less than $100,000	86,992	106,340	(19,348)	(18.2)
Time certificates, $100,000 or more	82,449	97,876	(15,427)	(15.8)
Brokered Deposits	48,127	30,710	17,417	56.7
Total interest bearing	371,429	379,635	(8,206)	(2.2)
Total Deposits	$446,440	$443,033	$3,407	0.8%

Deposits increased $3.4 million from $443.0 million at December 31, 2014 to $446.4 million at September 30, 2015. This increase was primarily due to increases in brokered deposits of $17.4 million, non-interest bearing deposits of $11.6 million and savings and NOW deposits of $11.8 million offset by a decrease in time and money market deposit balances of $37.4 million. The weighted average interest rates on the Company's incremental Brokered Deposits were less than that on Time Certificates which have rolled off. Because of this and increased non-interest bearing deposits, the Company has been able to reduce its cost of funds.

Borrowings

Total borrowings were $128.2 million at September 30, 2015 and were comprised of $120.0 million in Federal Home Loan Bank (“FHLB”) advances and $8.2 million in junior subordinated debentures.

The FHLB advances had a weighted average rate of 0.43%. All had remaining maturities of less than six months.

The subordinated debentures of $8.2 million are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. These obligations qualify as Tier 1 capital. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust provides a full and unconditional guarantee of the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.48% at September 30, 2015) mature on March 26, 2033. Beginning in the second quarter of 2009, the Company deferred quarterly interest payments on the subordinated debentures for 20 consecutive quarters as permitted under the terms of the debentures. Interest was still being accrued and charged to operations. The Company made a payment of approximately $1.6 million in June 2014, and brought the debt current as of that date. Interest payments have subsequently been deferred at the Company’s option, however, interest expense continued to be recorded and interest owed was $356,000 at September 30, 2015.

The trust has an early redemption feature at the Company’s option exercisable on a quarterly basis.

In the third quarter of 2015, the Company entered into note payable in amount of $2.0 million for purchase of its Fairfield branch which was formally leased. The note has a ten-year term and bears interest at a fixed rate of 1.75%.

Equity

Equity increased $2.2 million from $58.7 million at December 31, 2014 to $60.9 million at September 30, 2015 due to net income of $1.6 million, a decrease of $210,000 in net unrealized loss on securities, and equity compensation of $340,000.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased by $3.5 million from $84.5 million at December 31, 2014 to $81.0 million at September 30, 2015.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

	Three months ended September 30,
	2015			2014
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$489,164	$5,879	4.77%	$418,726	$4,792	4.54%
Investments	44,249	200	1.79%	45,568	171	1.49%
Interest bearing deposits in banks	54,819	30	0.22%	39,583	14	0.14%
Total interest earning assets	588,232	6,109	4.12%	503,877	4,977	3.92%

Cash and due from banks	2,632			1,922
Premises and equipment, net	26,178			16,751
Allowance for loan losses	(5,211)			(5,488)
Other assets	17,057			27,630
Total Assets	$628,888			$544,692

Interest bearing liabilities:
Deposits	$380,769	$498	0.52%	$357,792	$579	0.64%
FHLB advances	100,217	90	0.36%	73,304	41	0.22%
Subordinated debt	8,248	74	3.56%	8,248	71	3.42%
Note Payable	131	3	1.75%	-	-	-
Total interest bearing liabilities	489,365	665	0.54%	439,344	691	0.62%

Demand deposits	75,337			58,885
Accrued expenses and other liabilities	3,406			2,572
Shareholders' equity	60,780			43,891
Total liabilities and equity	$628,888			$544,692

Net interest income		$5,444			$4,286
Interest margin			3.67%			3.37%
Interest spread			3.58%			3.30%

	Nine months ended September 30,
	2015			2014
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest earning assets:
Loans	$495,006	$17,349	4.69%	$416,200	$14,150	4.55%
Investments	45,301	552	1.63%	46,417	522	1.50%
Interest bearing deposits in banks	48,080	76	0.21%	38,992	40	0.14%
Total interest earning assets	588,387	17,977	4.08%	501,609	14,712	3.92%

Cash and due from banks	2,611			1,917
Premises and equipment, net	24,212			15,866
Allowance for loan losses	(5,116)			(5,553)
Other assets	17,402			26,716
Total Assets	$627,496			$540,555

Interest bearing liabilities:
Deposits	$379,466	$1,540	0.54%	$365,578	$1,823	0.67%
FHLB advances	107,033	246	0.31%	64,154	107	0.22%
Subordinated debt	8,248	218	3.53%	8,248	353	5.72%
Note Payable	44	3	1.75%	-	-	-
Total interest bearing liabilities	494,791	2,007	0.54%	437,980	2,283	0.70%

Demand deposits	69,669			56,104
Accrued expenses and other liabilities	3,018			3,323
Shareholders' equity	60,018			43,148
Total liabilities and equity	$627,496			$540,555

Net interest income		$15,970			$12,429
Interest margin			3.63%			3.31%
Interest spread			3.54%			3.22%

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities:

	Three months ended September 30,			Nine months ended September 30,
	2015 vs 2014			2015 vs 2014
	Increase (decrease)			Increase (decrease)
	due to change in			due to change in:
	Volume	Rate	Total	Volume	Rate	Total
(dollars in thousands)
Interest earning assets:
Loans	$835	$252	$1,087	$2,750	$449	$3,199
Investments	(5)	34	29	(8)	38	30
Interest bearing deposits in banks	7	9	16	11	25	36
Total interest earning assets	837	295	1,132	2,753	512	3,265

Interest bearing liabilities:
Deposits	$40	$(121)	$(81)	$53	$(336)	$(283)
FHLB advances	20	29	49	87	52	139
Subordinated debt	-	3	3	-	(135)	(135)
Note Payable	3	-	3	3	-	3
Total interest bearing liabilities	63	(89)	(26)	143	(419)	(276)

For the quarter ended September 30, 2015, net interest income was $5.4 million, an increase of $1.1 million or 26% from net interest income of $4.3 million for the quarter ended September 30, 2014. Interest income increased $1.1 million and interest expense decreased $26,000.

The interest income increase was primarily due to an increase in average loan balances of $70.4 million, which contributed $835,000 of the increase. Improvement in average loan yields to 4.77% from 4.54% contributed additional interest income of $252,000.

The interest expense reduction of $26,000 for the quarter ended September 30, 2015 consisted of a decrease in deposit interest expense of $81,000 which was partially offset by an increase in subordinated debt and other borrowings interest expense of $3,000 and $52,000, respectively.

●

The decrease in interest expense on deposits was primarily due to maturity and roll off of higher rate time deposits and replacement of these with lower rate deposit products. The total quarterly cost of deposits decreased from 0.64% in the quarter ended September 30, 2014 to 0.52% in quarter ended September 30, 2015.

●	Interest expense on FHLB borrowings increased due to higher average borrowings of $26.9 million to fund loan growth, in addition to an increase in the average rate of FHLB borrowings.
●	The Company entered into a note payable for the purchase of its Fairfield property during the third quarter, generating additional interest expense of $3,000.

Net interest margin for the quarter ended September 30, 2015 was 3.67% as compared to 3.37% for the quarter ended September 30, 2014. The increase in margin was primarily due to an increase of $34.3 million in average net interest earning assets, increased asset yields and a decrease in the Company's total funding rate.

For the nine months ended September 30, 2015, net interest income was $16.0 million, an increase of $3.6 million or 29% from net interest income of $12.4 million for the nine months ended September 30, 2014. Interest income increased $3.3 million and interest expense decreased $276,000.

The interest income increase was primarily due to an increase in average loan balances of $78.8 million, which accounted for $2.8 million of the interest income increase. Improvement in average loan yields to 4.69% from 4.55% contributed additional interest income of $449,000.

The interest expense reduction of $276,000 for the nine months ended September 30, 2015 included decreases in deposit and subordinated debt interest expense of $283,000 and $135,000 respectively, partially offset by an increase in interest expense on borrowings of $142,000.

●

The decrease in interest expense on deposits was primarily due to maturity and roll off of higher rate time deposits and replacement of these with lower rate deposit products. The total cost of deposits decreased from 0.67% for the nine months ended September 30, 2014 to 0.54% for the nine months ended September 30, 2015.

●	The decrease in interest expense on subordinated debt was primarily due to increased interest expense of $117,000 in 2014 for an adjustment related to prior years.
●	Interest expense on FHLB borrowings increased due to higher average borrowings of $42.9 million due to the increase in loans, in addition to an increase in average borrowing rate.
●	The Company entered into a note payable for the purchase of its Fairfield property during the third quarter, generating additional interest expense of $3,000.

Net interest margin for the nine months ended September 30, 2015 was 3.63% as compared to 3.31% for the nine months ended September 30, 2014. The increase in margin was primarily due to an increase of $30.0 million in net average interest earning assets, increased asset yields and a decrease in the Company's total funding rate.

Provision for Loan Losses

No addition to the allowance for loan losses was recorded in the quarter ended September 30, 2015. Provision for loan losses of $250,000 was recorded in the quarter ended March 31, 2015, based on management’s evaluation of the adequacy of the allowance for loan losses. This increase was due to significant growth in loan balances, not deterioration in asset quality. The lack of additional provision recorded during the nine months ended September 30, 2015 was primarily due to the continued improvement in credit conditions and an improvement in the impact of the qualitative factors used in the calculation of the allowance for loan losses. No additional provision for loan losses was recorded in 2014.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income decreased $225,000 from $587,000 for the quarter ended September 30, 2014 to $362,000 for the quarter ended September 30, 2015. Decrease in Bank Owned Life Insurance (“BOLI”) income due to liquidation of the Company's BOLI policies in December 2014 was responsible for $116,000 of the decrease. Deposit fees decreased $102,000 primarily due to lower overdraft fees. The noted decreases were partially offset by an increase in rental income.

Non-interest income decreased $596,000 from $1.8 million for the nine months ended September 30, 2014 to $1.2 million for the nine months ended September 30, 2015. Decrease in BOLI income was responsible for $353,000 of the decrease. Deposit fees decreased $233,000 primarily due to lower overdraft fees.

Non-interest expense

Non-interest expense increased $329,000 or 7.4%, from $4.4 million for the quarter ended September 30, 2014 to $4.8 million for the quarter ended September 30, 2015. Advertising and promotional expenses increased $268,000 primarily due to rebranding expenses of $250,000 as Patriot changed its name and the strategic approach to the way it provides value to its customers, community, and the market place. The quarter ended September 2015 also includes an $117,000 non- cash charge associated with the abandonment of leasehold improvements in conjunction with the purchase of the Company’s Fairfield branch building. These expenses are one -time charges and are not expected to reoccur. Salaries and benefits increased $155,000 primarily due to personnel increases to support the Company's continued growth. Other increases were related to the Company's initiatives including employee training, strengthening of the information technology infrastructure, moving costs and facility and equipment upgrades. These increases were partially offset by a reduction in regulatory assessments of $93,000 primarily due to ratings upgrades received in September 2014 from the Company's regulators.

Non-interest expense increased $1.3 million, or 10.1%, from $12.9 million for the nine months ended September 30, 2014 to $14.2 million for the nine months ended September 30, 2015. Salaries and benefits increased $947,000 primarily due to the previously noted increase in personnel. Advertising and promotional expenses increased $331,000 primarily due to one-time rebranding expenses for the Bank name change. Other expense increases were due to previously noted initiatives in addition to expenses incurred for the reverse stock split. These increases were partially offset by reduction of $249,000 for regulatory assessments.

Liquidity

The Company’s liquidity ratio was 13.14% at September 30, 2015 compared to 15.6% at December 31, 2014. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and unpledged available-for-sale securities. Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes the Company’s short-term assets provide sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated and unanticipated cash requirements.

Capital

The following table illustrates the Company’s regulatory capital ratios at September 30, 2015 and December 31, 2014 respectively:

	September 30, 2015	December 31, 2014
Tier 1 Leverage Capital	9.47%	9.62%
Common Equity Tier 1 Capital	9.83%	-
Tier 1 Risk-based Capital	11.39%	12.98%
Total Risk-based Capital	12.41%	14.08%

The following table illustrates the Bank’s regulatory capital ratios at September 30, 2015 and December 31, 2014 respectively:

	September 30, 2015	December 31, 2014
Tier 1 Leverage Capital	9.52%	9.63%
Common Equity Tier 1 Capital	11.48%	-
Tier 1 Risk-based Capital	11.48%	12.98%
Total Risk-based Capital	12.51%	14.08%

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

IMPACT OF INFLATION AND CHANGING PRICES

The Company’s consolidated financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, deflation or disinflation could significantly affect the Company’s earnings in future periods.

MANAGEMENT CHANGES

There were no changes in executive management during the quarter.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. The Company’s market risk is primarily limited to interest rate risk.

The Company’s goal is to maximize long term profitability while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price the Company’s assets and liabilities to maintain an acceptable interest rate spread while reducing the net effect of changes in interest rates. In order to accomplish this, the focus is on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing. One method of achieving this balance is to originate variable rate loans for the portfolio and purchase short-term investments to offset the increasing short term re-pricing of the liability side of the balance sheet. In fact, a number of the interest-bearing deposit products have no contractual maturity. Therefore, deposit balances may run off unexpectedly due to changing market conditions. Additionally, loans and investments with longer term rate adjustment frequencies can be matched against longer term deposits and borrowings to lock in a desirable spread.

The exposure to interest rate risk is monitored by the Management Asset and Liability Committee consisting of senior management personnel. The Committee reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. This Committee reports to the Board of Directors. In addition to the Management Asset and Liability Committee, there is a Board Asset and Liability Committee (“ALCO”), which meets at least quarterly. ALCO monitors the interest rate risk analyses, reviews investment transactions during the period and determines compliance with the Company, ALCO and Liquidity policies.

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

The table below sets forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases. The analyses indicate the rate risk embedded in the Company’s portfolio at the dates indicated should all interest rates instantaneously rise or fall. The results of these changes are added to or subtracted from the base case; however, there are certain limitations to these types of analyses. Rate changes are rarely instantaneous and these analyses may therefore overstate the impact of short-term repricings. As a result of the historically low interest rate environment, the calculated effects of the 100 and 200 basis point downward shocks cannot absolutely reflect the risk to earnings and equity since the interest rates on certain balance sheet items have approached their minimums and therefore, it is not possible for the analyses to fully measure the true impact of these downward shocks.

Net Interest Income and Economic Value
Summary Performance
(dollars in thousands)
	September 30, 2015
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	21,710	585	2.8%	79,056	(4,006)	(4.82%	)
+ 100	21,479	354	1.7%	80,901	(2,161)	(2.60%	)
BASE	21,125	-	-	83,062	-	-
- 100	21,604	479	2.3%	88,616	5,554	6.7%
- 200	21,496	371	1.8%	93,140	10,078	12.1%

	December 31, 2014
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	Change	% Change	Estimated	Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	19,986	(104)	(0.52% )	74,830	(8,854)	(10.58%	)
+ 100	20,152	62	0.3%	79,390	(4,294)	(5.13%	)
BASE	20,090	-	-	83,684	-	-
- 100	20,552	462	2.3%	91,063	7,379	8.8%
- 200	20,408	318	1.6%	95,939	12,255	14.6%

Item 4: Controls and Procedures

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been effective.

As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Neither the Company nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or the Bank is a party or any of its property is subject.

Item 1A: Risk Factors

During the three months ended September 30, 2015, there were no material changes to the risk factors relevant to the Company’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6:  Exhibits

No.	Description

3(i) (C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc.(incorporated by reference to Exhibit 3(i) to the Company’s current report Form 8-K dated October 21, 2010).

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599))

10(a) (2)	2012 Stock Plan of Bancorp (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011).

10(a)(15)

Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(15) to the Company’s Current Report on Form 8-K dated February 9, 2009 (Commission File No. 000-29599)).

10(a) (21)

Termination of Formal Written Agreement between Patriot National Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10(a)(21) to the Company’s Current Report on Form 8-K dated October 3, 2014 (Commission File No. 000-29599)).

10(a) (16)

Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10(a)(16) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 000-29599)).

10(a) (22)

Termination of Formal Written Agreement between Patriot National Bank and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10(a)(22) to the Company’s Current Report on Form 8-K dated April 27, 2015 (Commission File No. 000-29599)).

10(a) (20)

Amended Financial Services Agreement, (incorporated by reference to Exhibit 10(a) (20) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 000-29599)).

No.	Description

14

Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599)

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

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
November 13, 2015