Form 10-K
period 2015-12-31
PATRIOT NATIONAL BANCORP INC
filed 2016-03-31
CIK 1098146

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2015

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

Securities registered under Section 12(g) of the Exchange Act: None

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

Yes     X       No____

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

Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer____  Smaller Reporting Company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes             No     X

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 based on the last sale price as reported on the NASDAQ Global Market:$7.5 million

Number of shares of the registrant’s Common stock, $0.01 par value per share, 4,067,642 shares outstanding as of February 29, 2016.

Document Incorporated by Reference

Proxy or Information Statement for 2015 Annual Meeting of Shareholders. (A definitive proxy or Information statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Fiscal year covered by this form 10-K.)

Incorporated into part III of this Form 10-K.

PATRIOT NATIONAL BANCORP, INC.

2015 FORM 10-K ANNUAL REPORT

 i

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in the Company’s public statements, including this one, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to: (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities; (2) the timing of repricing of the Company’s interest earning assets and interest bearing liabilities; (3) the effect of changes in governmental monetary policy; (4) the effect of changes in regulations applicable to the Company and the Bank and the conduct of its business; (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks; (6) the ability of competitors that are larger than the Company to provide products and services which it is impracticable for the Company to provide; (7) the state of the economy and real estate values in the Company’s market areas, and the consequent effect on the quality of the Company’s loans; (8) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company; (10) the application of generally accepted accounting principles, consistently applied; (11) the fact that one period of reported results may not be indicative of future periods; (12) the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities and other such factors, including risk factors, as may be described in the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

Although the Company believes that it offers competitive loan and deposit products and has the resources needed for continued success, future revenues and interest spreads and yields cannot be reliably predicted. These trends may cause the Company to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results or stock prices.

PART I

ITEM 1.   Business

General

Patriot National Bancorp, Inc. (“The Company” or “Company”), a Connecticut corporation, is a one-bank holding company for Patriot Bank, N.A, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the “Bank”). The Bank received its charter and commenced operations as a national bank on August 31, 1994. The Bank currently has eight branch offices in Connecticut. The Bank also has branch offices in Bedford and Scarsdale, both located in Westchester County, New York.

On March 11, 2003, The Company formed Patriot National Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company. The Company primarily invested the funds from the issuance of the debt in the Bank. The Bank in turn used the proceeds to fund general operations.

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

As of the date hereof, the only business of the Company is its ownership of all of the issued and outstanding capital stock of the Bank and the Trust. Except as specifically noted otherwise herein, the balance of the description of the Company’s business is a description of the Bank’s business.

On February 26, 2013, the Company announced the appointment of Kenneth T. Neilson as President and Chief Executive Officer of both the Company and the Bank effective March 18, 2013. This was following the departure of Christopher Maher, who resigned as President, CEO and director of the Company and the Bank for personal reasons. Mr. Neilson had served as a director of the Company since 2010.

On March 4, 2015, the Company affected a 1-for-10 reverse stock split. All common stock and per share data included in 2014 and 2013 financial statements have been restated to give effect to the reverse stock split.

During 2015, Mr. Michael Carrazza sold 325,000 shares of PNBK Holding LLC, to third party where the third party has sole voting rights and dispositive power for sold shares. Following this transaction it makes Mr. Carrazza’s holdings in PNBK Holding LLC to 75.65% at December 31, 2015.

On September 28, 2015, the Bank changed its name from Patriot National Bank to Patriot Bank, N.A., and the strategic approach to the way it provides value to its customers, community, and the market place. The name change came after the Bank has reported eight consecutive quarters of increased earnings.

Business Operations

The Bank conducts business at its main office located in Stamford, Connecticut and at other Connecticut branch offices located in Darien, Fairfield, Greenwich, Milford, Norwalk, Trumbull, and Westport. In New York State, the Bank conducts business at branch offices located in Bedford and Scarsdale. The Bank also operates a loan origination office at 900 Bedford Street, Stamford, Connecticut.

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

Consumer and commercial deposit accounts offered include: checking, interest-bearing negotiable order of withdrawal “NOW”, money market, time certificates of deposit, savings, Certificate of Deposit Account Registry Service CDARS, Individual Retirement Accounts (“IRAs”) and Health Savings Accounts (“HSAs”). Other services offered by the Bank include include Automated Clearing House (“ACH”) transfers, lockbox, internet banking, bill paying, remote deposit capture, debit cards, money orders, traveler’s checks and automatic teller machines (“ATMs”). In addition, the Bank may in the future offer other financial services.

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

Employees

As of December 31, 2015, the Company had 95 full-time employees and 6 part-time employees. None of the employees of the Company are covered by a collective bargaining agreement.

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

The Bank’s loan customers extend beyond the towns and cities in which the Bank has branch offices, including nearby towns in Fairfield and New Haven Counties in Connecticut, and Westchester County and the five boroughs of New York City in New York, although the Bank’s loan business is not necessarily limited to these areas. While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in its market area, the Bank believes that small manufacturers, distributors and wholesalers along with service industries, professionals and related businesses which have been attracted to this area, as well as the individuals that reside in this area, represent current and potential customers of the Bank.

In recent years, intense market demands, economic pressures and significant legislative and regulatory actions have eroded banking industry classifications which were once clearly defined and have increased competition among banks, as well as other financial institutions including non-bank competitors. This increase in competition has caused banks and other financial service institutions to diversify their services and become more cost effective. The impact on banks and other financial institutions of market dynamics and legislative and regulatory changes has increased customer awareness of product and service differences among competitors and increased merger activity among banks and other financial institutions.

Supervision and Regulation

As a bank holding company, the Company’s operations are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”). The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar of the Office of the Comptroller of the Currency (“OCC”) capital guidelines applicable to the Bank. The Bank Holding Company Act of 1956, as amended (the “BHC Act”), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage. In general, bank holding companies and their subsidiaries are only permitted to engage in, or acquire direct control of, any company engaged in banking or in a business so closely related to banking as to be a proper incident thereto. Federal legislation enacted in 1999 authorizes certain entities to register as financial holding companies. Registered financial holding companies are permitted to engage in businesses, including securities and investment banking businesses, which are prohibited to bank holding companies. The creation of financial holding companies has had no significant impact on the Company.

Under the BHC Act, the Company is required to file quarterly with the Federal Reserve Board a report of its operations. The Company, the Bank and any other subsidiaries are subject to examination by the Federal Reserve Board. In addition, the Company will be required to obtain the prior approval of the Federal Reserve Board to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company. Moreover, the Company, the Bank and any other subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on issuing any extension of credit to the Company or any of its subsidiaries or making any investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. If the Company wants to engage in businesses permitted to financial holding companies but not to bank holding companies, it would need to register with the Federal Reserve Board as a financial holding company.

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

The Company is subject to capital adequacy rules and guidelines issued by the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”), and the Bank is subject to capital adequacy rules and guidelines issued by the OCC. These substantially identical rules and guidelines require the Company to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, the Federal regulatory agencies are required to implement and enforce these rules in a stringent manner. The Company is also subject to applicable provisions of Connecticut law insofar as they do not conflict with, or are not otherwise preempted by, Federal banking law.

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance with the Exchange Act, files periodic reports, proxy statements and other information with the SEC. The Bank’s operations are subject to regulation, supervision and examination by the OCC and the FDIC.

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

The earnings and growth of the Company, the Bank and the banking industry are affected by the monetary and fiscal policies of the United States Government and its agencies, particularly the Federal Reserve Board. The Open Market Committee of the Federal Reserve Board implements national monetary policy to curb inflation and combat recession. The Federal Reserve Board uses its power to adjust interest rates in United States Government securities, the Discount Rate and deposit reserve retention rates. The actions of the Federal Reserve Board influence the growth of bank loans, investments and deposits. They also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

In addition to other laws and regulations, the Company and the Bank are subject to the Community Reinvestment Act (“CRA”), which requires the federal bank regulatory agencies, when considering certain applications involving the Company or the Bank, to consider the Company’s and the Bank’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and over unwarranted geographic differences in lending patterns. Existing banks have sought to comply with CRA in various ways; some banks have made use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements and small business loans. Compliance may also include participation in various government insured lending programs, such as Federal Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value ratio conventional mortgage loans with private mortgage insurance. To date, the market area from which the Bank draws much of its business is in the towns and cities in which the Bank has branch offices, which are characterized by a very diverse ethnic, economic and racial cross-section of the population. As the Bank expands further, the market areas served by the Bank will continue to evolve. The Company and the Bank have not and will not adopt any policies or practices, which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the communities served by the Bank.

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

It is difficult to predict at this time what specific impact yet to be implemented Dodd-Frank Act rules and regulations will have on the Company. Financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Bank’s ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase its costs of operations and adversely impact its earnings.

In July 2013, the FRB, the OCC and the FDIC approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. Banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act. The New Capital Rules became effective for the Company on January 1, 2015. The Company has not experienced any difficulties in complying with these new regulations.

Recent Developments with Regulators

In September 2014, the Bank’s formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency which had been entered into in February 2009 was terminated. The Agreement required the Bank to review, adopt and implement a number of policies and programs related to credit and operational issues.

Available Information

The Company’s website address is https://www.bankpatriot.com; however, information found on, or that can be accessed through, the website is not incorporated by reference into this Form 10-K. The Company makes available free of charge on its website (under the links entitled “For Investors”, then “SEC filings” and then “Documents”), its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, information statements on Schedule 14C, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such reports with or furnish these to the SEC.  Because the Company is an electronic filer, such reports are filed with the SEC and are also available on their website (http://www.sec.gov). The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information about the Public Reference Room can be obtained by calling 1-800-SEC-0330.

ITEM 1A.   Risk Factors

The Bank’s financial condition and results of operation are subject to various risks inherent to its business, including those noted below.

The risks involved in the Company’s commercial real estate loan portfolio are material.

The Company’s commercial real estate loan portfolio constitutes a material portion of the Bank’s assets and generally have different risks than residential mortgage loans. Commercial real estate loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers as compared to single-family residential loans.

Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayments of such loans can be affected by adverse conditions in the real estate market or local economy. A downturn in the real estate market within the Company’s market area may adversely impact the value of properties securing these loans. These risks are partially offset by shorter terms, reduced loan-to-value ratios and guarantors.

Real estate lending in the Company’s core market involves risks related to a decline in value of commercial and residential real estate.

The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. A significant portion of the Company’s total loan portfolio is secured by real estate located in Fairfield County, Connecticut and Westchester County, New York, areas historically of high affluence that had been materially impacted by the financial troubles experienced by large financial service companies on Wall Street and other companies during the financial crisis. Since then, credit markets have become tighter and underwriting standards more stringent and the inability of purchasers of real estate to obtain financing will continue to impact the real estate market. Therefore, these loans may be subject to changes in grade, classification, accrual status, foreclosure, or loss which could have an effect on the adequacy of the allowance for loan losses.

The Company’s business is subject to various lending and other economic risks that could adversely impact the Company’s results of operations and financial condition.

Changes in economic conditions, particularly a continued economic slowdown in Fairfield County, Connecticut and the New York metropolitan area, could result in the following consequences, any of which may hurt the business of the Company materially:

●	loan delinquencies may increase
●	problem assets and foreclosures may increase
●	demand for the Bank’s products and services may decline; and
●	Assets and collateral associated with the Bank’s loans, especially real estate, may decline in value, thereby reducing a customer’s borrowing power.

During the years 2007 through 2009, the general economic conditions and specific business conditions in the United States, including Fairfield County, Connecticut and the New York metropolitan area, deteriorated, resulting in increases in loan delinquencies, problem assets and foreclosures and declines in the value and collateral associated with the Bank’s loans. During 2010 through 2015 however, the economic climate improved gradually, contributing to decreases in the Bank’s non-performing assets.

The Company’s allowance for loan losses may not be adequate to cover actual losses.

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

Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and assess the adequacy of the allowance for loan losses. The regulatory agencies may require us to change classifications or grades on loans, increase the allowance for loan losses with additional provisions for loan losses and to recognize further loan charge-offs based upon their judgments, which may differ from the Bank’s. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on the Bank’s results of operations and financial condition. While management believes that the allowance for loan losses is currently adequate to cover inherent losses, further loan deterioration could occur and therefore management cannot assure shareholders that there will not be a need to increase the allowance for loan losses or that the regulators will not require management to increase this allowance. Either of these occurrences could materially and adversely affect the Company’s earnings and profitability.

The Company is subject to certain risks with respect to liquidity.

"Liquidity" refers to the Company’s ability to generate sufficient cash flows to support its operations and to fulfill its obligations, including commitments to originate loans, to repay its wholesale borrowings and other liabilities, and to satisfy the withdrawal of deposits by its customers.

The Company’s primary sources of liquidity are the deposits it acquires organically through its branch network, borrowed funds, primarily in the form of wholesale borrowings, and the cash flows generated through the repayment of loans and securities. In addition, depending on current market conditions, the Company may have the ability to access the capital markets.

Deposit flows, calls of investment securities and wholesale borrowings, and prepayments of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets it serve. Furthermore, changes to the underwriting guidelines for wholesale borrowings or lending policies may limit or restrict the Company’s ability to borrow, and could therefore have a significant adverse impact on its liquidity. A decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, and meet its expenses, or to fulfill such obligations as repaying its borrowings or meeting deposit withdrawal demands.

The Company’s business is subject to interest rate risk and variations in interest rates may negatively affect the Company’s financial performance.

The Company is unable to predict with certainty, fluctuations of market interest rates, which are affected by many factors including inflation, recession, a rise in unemployment, a tightening money supply, domestic and international disorder and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce the Company’s profits. The Company realizes income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations. Although the Company has implemented strategies which are designed to reduce the potential effects of changes in interest rates on operations, these strategies may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, levels of prepayments and cash flow as well as the market value of its securities portfolio and overall profitability.

The Company’s investment portfolio includes securities which are sensitive to interest rates and variations in interest rates may adversely impact the Company’s profitability.

The Company’s security portfolio is classified as available-for-sale, and is comprised primarily of debt and mortgage-backed securities, which are insured or guaranteed by U.S. government agencies, and corporate bonds. These securities are sensitive to interest rate fluctuations. Unrealized gains or losses in the available-for-sale portfolio for securities are reported as a separate component of shareholders’ equity. As a result, future interest rate fluctuations may impact shareholders’ equity, causing material fluctuations from quarter to quarter. The inability to hold its securities until maturity, or until payments are received on mortgage-backed securities, or until market conditions are favorable for a sale, could adversely affect the Company’s earnings and profitability.

The Company is dependent on its management team and the loss of its senior executive officers or other key employees could impair its relationship with its customers and adversely affect its business and financial results.

The Company’s success is dependent upon the continued services and skills of its management team. The unexpected loss of services of one or more of these key personnel, because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel could have an adverse impact on the Company’s business.

The Company’s success also depends, in part, on its continued ability to attract and retain experienced commercial lenders and retail bankers, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect the Company’s growth and prospects to the extent it is unable to quickly replace such personnel. Competition for commercial lenders and retail bankers is strong, and the Company may not be successful in retaining or attracting such personnel.

A breach of information security could negatively affect the Company’s earnings.

The Company increasingly depends upon data processing, communications and information exchange on a variety of computing platforms and networks, and the internet to conduct its business. The Company cannot be certain that all of its systems are entirely free from vulnerability to attack, despite safeguards it has instituted. In addition, the Company relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached, information can be lost or misappropriated and could result in financial loss or costs to the Company or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would have an adverse effect on the Company’s results of operations and financial condition. In addition, the Bank’s reputation could be harmed, which also could materially affect the Company’s financial condition and results of operations.

The Bank is subject to environmental liability risk associated with its lending activities.

A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on, and take title to, properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties, which may make the Bank liable for remediation costs, as well as for personal injury and property damage. In addition, the Bank owns and operates certain properties that may be subject to similar environmental liability risks.

Environmental laws may require the Bank to incur substantial expense and may materially reduce the affected property's value, or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although the Company has policies and procedures requiring the performance of an environmental site assessment before loan approval or initiating any foreclosure action on real property, these assessments may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on its financial condition and results of operations.

The Company relies on the dividends it receives from its subsidiary.

The Company is a separate and distinct legal entity from the Bank, and all of the revenues the Company receives consist of dividends from the Bank. These dividends are the primary funding source for the interest and principal payments on its debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, the Company’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary's creditors. If the Bank is unable to pay dividends to the Company, it may not be able to pay its obligations. The inability to receive dividends from the Bank could therefore have a material adverse effect on its business, its financial condition, and its results of operations, as well as its ability to pay cash dividends to its shareholders.

The price of the Company’s common stock may fluctuate.

The market price of the Company’s common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding the Company’s operations or business prospects. Among other factors, the Company’s stock price may be affected by:

●	operating results that vary from the expectations of management or of securities analysts and investors;
●	developments in the business or in the financial services sector generally;
●	regulatory or legislative changes affecting the industry generally or the business and operations;
●	operating and securities price performance of companies that investors consider to be comparable to the Company;
●	changes in estimates or recommendations by securities analysts or rating agencies;
●	announcements of strategic developments, acquisitions, dispositions, financings, and other material events by the Company or the Company’s competitors; and
●	changes or volatility in global financial markets and economies, general market conditions, interest or foreign exchange rates, stock, commodity, credit, or asset valuations.

Difficult market conditions have adversely affected the Company’s industry.

The Company is exposed to downturns in the U.S. economy, and particularly the local markets in which it operates in Connecticut and New York.  During the financial crisis, declines in the housing market with falling home prices and increasing foreclosures, unemployment and under-employment, had negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored enterprises as well as major commercial and investment banks.  These write-downs caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Many lenders and institutional investors reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and the tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and generally widespread reductions in business activity.  The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected The Company’s business, financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and other financial institutions.  In particular:

●

Economic conditions may continue to affect market confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies, which could affect the Bank’s charge-offs and provision for loan losses.

●

The ability to assess the creditworthiness of the Bank’s customers or to estimate the values of collateral for loans may be impaired if the models and approaches the Bank uses becomes less predictive of future behaviors, valuations, assumptions or estimates due to the unpredictable economic climate.

●	Increasing consolidation of financial services companies as a result of current market conditions could have unexpected adverse effects upon the Bank’s ability to compete effectively.

The Bank may be required to pay significantly higher FDIC premiums, special assessments, or taxes that could adversely affect its earnings.

Market developments have significantly impacted the insurance fund of the FDIC. As a result, the Bank may be required to pay higher premiums or additional special assessments that could adversely affect its earnings. The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional banks or financial institution failures, the Bank may be required to pay higher FDIC premiums than are currently assessed. These increases and any future increases or required prepayments in FDIC insurance premiums may materially adversely affect the results of operations.

The Company is subject to risks associated with taxation.

The amount of income taxes the Company is required to pay on its earnings is based on federal and state legislation and regulations. The Company provides for current and deferred taxes in its financial statements, based on the results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit, and application of financial accounting standards. The Company may take tax return filing positions for which the final determination of tax is uncertain. The Company’s net income and earnings per share may be reduced if a federal, state, or local authority assesses additional taxes that have not been provided for in the consolidated financial statements. There can be no assurance that the Company will achieve its anticipated effective tax rate either due to a change in a tax law, a change in regulatory or judicial guidance, or an audit assessment which denies previously recognized tax benefits.

Risks associated with changes in technology.

Financial products and services have become increasingly technology-driven. The Bank’s ability to meet the needs of its customers competitively, and in a cost-efficient manner, is dependent on its ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of the Bank’s competitors have greater resources to invest in technology than the Bank does and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so on the part of the Bank could have a material adverse impact on its business and therefore on the financial condition and results of operations.

Strong competition within the Company’s market area may limit the growth and profitability of the Company.

Competition in the banking and financial services industry is intense. The Fairfield County, Connecticut and the New York City metropolitan areas have a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of the Company’s competitors offer products and services that the Bank currently does not offer, such as private banking and trust services. Many of these competitors have substantially greater resources and lending limits than the Company and may offer certain services that the Company does not or cannot provide. Price competition for loans and deposits might result in the Bank earning less on its loans and paying more for deposits, which would reduce net interest income. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes. The Company’s profitability depends upon its continued ability to successfully compete in its market area.

Government regulation may have an adverse effect on the Company’s profitability and growth.

The Company is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency as the Bank’s chartering authority, by the FDIC, as insurer of its deposits, and by the Federal Reserve Board as regulator of the Company. Changes in state and federal banking laws and regulations or in federal monetary policies could adversely affect the Bank’s ability to maintain profitability and continue to grow and, in light of recent economic conditions, such changes are expected but cannot be predicted. For example, new legislation or regulation could limit the manner in which the Company may conduct its business, including the Bank’s ability to obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. The laws, regulations, interpretations and enforcement policies that apply to the Company have been subject to significant, and sometimes retroactively applied, changes in recent years, and are likely to change significantly in the future.

Legislation proposing significant structural reforms to the financial services industry considered in the U.S. Congress has, among other things, created the Consumer Financial Protection Bureau, which gives broad authority to regulate financial service providers and financial products. In addition, the Federal Reserve Bank has passed guidance on incentive compensation at the banking organizations it regulates and the United States Department of the Treasury and the federal banking regulators have issued statements calling for higher capital and liquidity requirements for banking organization. Complying with any new legislative or regulatory requirements, and any programs established thereunder by federal and state governments could have an adverse impact on the results of operations and the ability to fill positions with the most qualified candidates available.

Changing regulation of corporate governance and public disclosure.

The Company is subject to Laws, regulations and standards relating to corporate governance and public disclosure, SEC regulations and NASDAQ rules. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could make compliance more difficult and result in higher costs. The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result, the Company’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. The Company’s reputation may be harmed if it does not continue to comply with these laws, regulations and standards.

The earnings of financial institutions are significantly affected by general business and economic conditions.

As a financial institution, the Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes and the strength of the U.S. economy and the local economies in which it operates, all of which are beyond the Company’s control. In recent years, the banking world has experienced unprecedented upheaval, including the failure of some of the leading financial institutions in the world. Further deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Bank’s products and services, among other things, any of which could have a material adverse impact on the Company’s results of operations and financial condition and for which the Company cannot currently predict or implement plans to combat.

The Company is a “controlled company” within the meaning of the NASDAQ rules and, as a result, the Company qualifies for, and relies on, exemptions from certain corporate governance requirements.

PNBK Holdings LLC controls a majority of the Company’s voting common stock. As a result, the Company is a “controlled company” within the meaning of NASDAQ corporate governance standards. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is considered a “controlled company” which may utilize exemptions relating to certain NASDAQ corporate governance requirements, including:

●	The requirement that the Company have a Nominating and Governance Committee that is composed entirely of independent directors;

●	The requirement that the Company have a Compensation Committee that is composed entirely of independent directors; and

●	The requirement for an annual performance evaluation of the Nominating and Governance and Compensation Committees.

As a result of these exemptions, the Company’s Nominating and Governance Committee and Compensation Committee do not consist entirely of independent directors and the Company is not required to have an annual performance evaluation of the Nominating and Governance and Compensation Committees. Accordingly, a holder of its common stock will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.   Properties

The Company’s corporate headquarters and main branch banking office is located at 900 Bedford Street in Stamford, Connecticut. The Bank purchased a building at 999 Bedford Street, Stamford, CT in November 2014, and intends to move the main branch banking office to this location by December 2016. The Bank purchased the current Stamford and Greenwich branch buildings in 2013. During 2014, the Bank purchased the Milford branch building and new locations for the Darien and Westport branches. During 2015, the Bank moved its corporate offices to 900 Bedford Street in Stamford, Connecticut, leaving some operational departments at the old leased location. The Bank also moved its Darien Branch to newly renovated location. The Bank intends to move from its existing branch in Westport upon completion of the new facility. At December 31, 2015, five branches were owned, another two owned buildings were in the process of becoming branch facilities, and the Bank’s seven other branch banking offices and a small administrative office space was leased. The Bank also leases space at its main office for additional parking. Lease commencement dates for office locations range from January 2006 to July 2015 and lease expiration dates fall between March 2016 and July 2017. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods.

The Bank has leased excess space in two of its locations to four independent parties. For additional information regarding the Bank’s lease obligations, see Note 8 to the Consolidated Financial Statements.

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

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock is traded on the NASDAQ Global Market under the Symbol “PNBK.” On December 31, 2015, the last sale price for the Company’s Common Stock was $16.40.

The following table sets forth the high and low sales prices of the Company’s Common Stock for the last two fiscal years of each quarter adjusted for a 1-for-10 reverse stock split. No cash dividends were declared during this time.

	2015			2014
	Sales Price		Cash Dividends	Sales Price		Cash Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$15.60	$15.00	$-	$14.00	$9.60	$-
June 30	$16.05	$13.60	-	17.40	12.00	-
September 30	$18.68	$15.15	-	23.80	13.40	-
December 31	$17.49	$14.55	-	19.40	15.80	-

Holders

There were approximately 182 shareholders of record of the Company’s Common Stock as of December 31, 2015. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

Dividends

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. The Bank can pay dividends to the Company pursuant to a dividend policy requiring compliance with the Bank's OCC-approved capital program, in compliance with applicable law and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller.   In addition to the capital program, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances.  The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years.  The Company is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements. The Federal Reserve Bank has also imposed dividend restrictions on the Company.

OCC regulations impose limitations upon all capital distributions by commercial institutions, like the Bank, such as dividends and payments to repurchase or otherwise acquire shares. The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payments would otherwise violate regulatory requirements.

Recent Sales of Unregistered Securities

During the fourth quarter of 2015, the Company did not have any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The performance graph compares the yearly percentage change in the Company’s cumulative total shareholder return on its common stock over the last five fiscal years to the cumulative total return of the S&P 500 Index and the NASDAQ Bank Index. Total shareholder return is measured by dividing the sum of the cumulative amount of dividends for the measurement period (assuming dividend reinvestment) and the difference between the Company’s share price at the end and the beginning of the measurement period, by the share price at the beginning of the measurement period.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/12014	12/31/2015
Patriot National Bancorp	100.0	112.9	80.6	67.1	105.8	93.9
Nasdaq Bank Index	100.0	98.0	113.5	157.6	162.1	172.8
S&P 500	100.0	112.8	127.9	165.8	184.6	183.3

ITEM 6.   Selected Financial Data

At or for the year ended December 31,
	2015	2014	2013	2012	2011
(Dollars in thousands, except per share data)
Balance Sheet Data:

Cash and due from banks	$85,400	$73,258	$34,866	$70,303	$54,716
Federal funds sold	-	-	-	-	-
Short-term investments	-	-	-	711	710
Investment securities	42,472	46,818	47,738	51,293	76,185
Loans, net	479,127	471,984	418,148	458,794	501,227
Total assets (2)	653,531	632,624	541,248	617,855	665,816
Total deposits (1)	447,047	443,033	430,204	497,283	544,909
Total borrowings	142,187	128,248	65,248	65,248	65,248
Total shareholders' equity	61,464	58,735	41,841	49,568	50,550

Operating Data:

Interest and dividend income	$23,741	$20,368	$21,654	$25,216	$28,332
Interest expense	2,690	2,970	4,854	7,419	8,510
Net interest income	21,051	17,398	16,800	17,797	19,822
Provision for loan losses	250	-	970	(2,379)	7,464
Non-interest income	1,551	1,832	2,426	3,274	3,411
Non-interest expense	18,851	18,271	28,554	23,986	31,228
Provision (benefit) for income taxes	1,358	(14,750)	(339)	-	-
Net income (loss)	2,143	15,709	(7,289)	(536)	(15,459)

Per Share Data:
Basic income (loss) per share (3)	0.55	4.08	(1.90)	(0.14)	(4.00)
Diluted income (loss) per share (3)	0.55	4.05	(1.90)	(0.14)	(4.00)

Key Performance Ratios:
Return on average assets	0.34%	2.81%	(1.28% )	(0.08% )	(2.29% )
Return on average equity	3.55%	32.94%	(16.43% )	(1.05% )	(27.64% )
Dividend payout ratio	N/A	N/A	N/A	N/A	N/A
Average equity to average assets	9.65%	8.53%	7.80%	7.96%	8.28%

(1)  Includes $24.7 million of deposits held for sale at December 31, 2012.

(2)  Includes $88,000 of branch assets held for sale at December 31, 2012.

(3)  All common stock and per share data have been restated to give effect to a reverse stock split of 1-for-10 effective March 4, 2015.

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

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in this 2015 Annual Report on Form 10-K.

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America (U.S. GAAP) and that are consistent with general practices within the banking industry in the preparation of its financial statements.  Certain accounting policies involve significant judgments and assumptions by the Company that have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The judgment and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and results of operations.

Allowance for Loan Losses. The Company maintains an allowance for loan losses at a level management believes is sufficient to absorb estimated credit losses incurred as of the report date. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including historical losses, peer and industry data, current economic conditions, the size and composition of the loan portfolio, delinquency statistics, criticized and classified assets and impaired loans, results of internal loan reviews, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect the Company’s results of operations in the future. Subsequent to acquisition of purchased-credit-impaired loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Subsequent decreases in expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan losses to the extent of prior charges.

Unrealized Gains and Losses on Securities Available for Sale. The Company receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale consist primarily of mortgage-backed securities issued by U.S. government-sponsored agencies. The Company uses various indicators in determining whether a security is other-than-temporarily impaired including, for debt securities, when it is probable that the contractual interest and principal will not be collected, or for equity securities, whether the market value is below its cost for an extended period of time with low expectation of recovery. The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer. For marketable equity securities, The Company considers the issuer’s financial condition, capital strength and near term prospects to determine whether an impairment is temporary or other-than-temporary. The Company also considers the volatility of a security’s price in comparison to the market as a whole and any recoveries or declines in fair value subsequent to the balance sheet date. If management determines that the impairment is other-than-temporary, the entire amount of the impairment as of the balance sheet date is recognized in earnings even if the decision to sell the security has not been made. The fair value of the security becomes the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value.The unrealized losses associated with available-for-sale debt securities were not considered to be other-than-temporarily impaired as of December 31, 2015 and 2014 because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or issuer. The unrealized losses associated with the equity investments were also not considered other-than-temporarily impaired as of December 31, 2015 and 2014. Management concluded that the decline in fair value was temporary and would recover by way of increases in market price or positive changes in foreign currency exchange rates.

Deferred Income Taxes. The Company provides for deferred income taxes on the liability method whereby tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the financial statements and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Summary

During 2015, the Company achieved net income, second consecutive year since 2007, primarily as a result of balance sheet and operational restructuring initiatives implemented during 2013, 2014 and 2015 by new executive management.

The following were among the Company’s notable achievements in 2015:

●	Net interest margin (NIM) of 3.60%
●	The amount of classified assets outstanding continues to decline and the overall risk rating for the portfolio has improved
●	Average non-interest bearing deposits increased $13.0 million.
●	As compared to December 31, 2014

o	Total cash and cash equivalents growth of $12.1 million or 16.6%
o	Improved Tier 1 to average assets capital ratios
o	Increase in total interest and dividend income of $3.4 million or 16.6%
o	Increase in income before taxes of $2.5 million or 265.0%

FINANCIAL CONDITION

Assets

The Company’s total assets increased $20.9 million, or 3.3%, from $632.6 million at December 31, 2014 to $653.5 million at December 31, 2015 as generation of income and increased in the Bank’s borrowings.

●	Cash and cash equivalents increased $12.1 million primarily due to the Bank’s efforts to increase liquidity.
●	Net loans increased $7.1 million as originations exceeded payments of loan principal.
●

Premises and equipment net increased by $7.1 million. The increase was primarily due to the purchase of $6.0 million in owned premises, including the purchase of a branch property previously leased and the construction of a new branch in a town where the Company has leased space historically. Equipment increased by $1.0 million, net of depreciation and dispositions, as the Company invested in its network infrastructure, its website and communications-related technology.

●	Deferred tax assets of $13.8 million were reported at December 31, 2015.

Investments

The following table is a summary of the Company’s investment portfolio at fair value at December 31 for the years shown.

(in thousands)	2015	2014	2013

U.S. Government Agency bonds	$4,954	$7,409	$7,079
U.S. Government Agency mortgage- backed securities	13,413	17,337	21,752
Corporate bonds	9,010	8,936	8,870
Subordinate bonds	2,000	-	-
Federal Reserve Bank stock	2,075	2,058	1,444
Federal Home Loan Bank stock	6,570	6,628	4,143
Other investments	4,450	4,450	4,450
Total Investments	$42,472	$46,818	$47,738

Total investments decreased $4.3 million, or 9.3%, primarily due to principal payments of $3.8 million on the government agency mortgage-backed securities and proceeds of $2.5 million from maturities of government sponsor agency bonds, partially offset by purchases of Subordinated notes of $2.0 million. In addition, the Bank’s unrealized loss on available for sale securities decreased $205,000 from $453,000 at December 31, 2014 to $248,000 for year ending December 31, 2015.

The following table presents the maturity distribution of available-for-sale investment securities at December 31, 2015 and the weighted average yield of the amortized cost of such securities. The weighted average yields were calculated on the amortized cost and effective yields to maturity of each security. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties.

		Over one	Over five			Weighted
	One year	through	through			Average
(dollars in thousands)	or less	five years	ten years	Over ten years	Total	Yield

U. S. Government Agency bonds	$-	$-	$5,000	$-	$5,000	2.07%
U. S. Government Agency mortgage-backed securities	-	-	2,905	10,720	13,625	2.17%
Corporate bonds	-	-	9,000	-	9,000	1.68%
Subordinated Notes	-	-	2,000	-	2,000	6.00%
Total	$-	$-	$18,905	$10,720	$29,625	3.25%
Weighted average yield	-	-	2.36%	2.18%	3.25%

The following table presents a summary of available for sale investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2015:

(in thousands)	Amortized Cost	Fair Value

Available for sale securities:

U. S. Government Agency mortgage-backed securities and bonds	$9,173	$9,006

Loans

The following tables provide a summary of the Company’s loan portfolio at December 31 for each of the years shown:

(in thousands)
	2015	2014	2013	2012	2011

Commercial	$59,752	$53,973	$35,137	$36,436	$31,810
Commercial real estate	273,850	254,505	222,772	246,998	215,019
Construction	15,551	3,096	260	4,998	12,293
Construction to permanent	4,880	10,627	11,372	4,908	10,018
Residential	82,815	108,543	106,968	119,864	189,383
Consumer	47,521	46,164	47,320	51,606	52,089
Total Loans	484,369	476,908	423,829	464,810	510,612
Allowance for loan losses	(5,242)	(4,924)	(5,681)	(6,016)	(9,385)
Loans receivable, net	$479,127	$471,984	$418,148	$458,794	$501,227

The Company’s net loan portfolio increased $7.1 million, or 1.5%, to $479.1 million at December 31, 2015 from $472.0 million at December 31, 2014 as a result of originations in excess of significant loan payoffs. Increases in the portfolio included a $19.3 million increase in commercial real estate loans, and $6.7 million increase in all construction loans, which are off set by a decrease of $25.7 million in residential loans.

At December 31, 2015, the net loan to deposit ratio was 107% and the net loan to asset ratio was 73%. At December 31, 2014, the net loan to deposit ratio was 107%, and the net loan to asset ratio was 75%.

Loan Concentrations

The Bank has no concentrations of loans other than those disclosed in the summary below. Commercial real estate plus all construction represents 60.8% of total loans, up from 56.2% at December 31, 2014.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities of loans in the Company’s portfolio at December 31, 2015, by type of loan:

(in thousands)	Due in one year or less	Due after one year through five years	Due after five years	Total
Commercial real estate	$39,261	$49,238	$185,351	$273,850
Residential real estate	-	-	82,815	82,815
Construction loans	12,762	2,789	-	15,551
Construction to permanent loans	-	-	4,880	4,880
Commercial loans	19,574	26,643	13,535	59,752
Consumer	992	2,924	43,605	47,521
Total	$72,589	$81,594	$330,186	$484,369

Fixed rate loans	$26,898	$48,889	$25,217	$101,004
Variable rate loans	45,691	32,705	304,969	383,365
Total	$72,589	$81,594	$330,186	$484,369

Allowance for Loan Losses

The allowance for loan losses increased $318,000 from December 31, 2014 to December 31, 2015 mostly due to an increase in the provision in 2015 relating to growth in the loan portfolio. The overall credit quality of the loan portfolio, continues to be strong and stable. Based upon the overall assessment and evaluation of the loan portfolio at December 31, 2015, management believes the allowance for loan losses of $5.2 million, which represents 1.08% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio. At December 31, 2014, the allowance for loan losses was $4.9 million, or 1.03%, of gross loans outstanding.

Analysis of Allowance for Loan Losses

	2015	2014	2013	2012	2011
(in thousands)

Balance at beginning of period	$4,924	$5,681	$6,016	$9,385	$15,374
Charge-offs:
Commercial real estate	-	(297)	(403)	(50)	(2,941)
Residential real estate	(16)	(195)	(919)	(85)	(1,458)
Construction	-	(260)	(205)	(101)	(3,305)
Commercial	-	(49)	(63)	(48)	(375)
Consumer	(16)	(66)	(78)	(786)	(174)
Total charge-offs	(32)	(867)	(1,668)	(1,070)	(8,253)
Recoveries	100	110	363	80	854
Net Recoveries/ (charge-offs)	68	(757)	(1,305)	(990)	(7,399)
Additions charged to operations	250	-	970	(2,379)	7,464
Transferred to held-for-sale	-	-	-	-	(6,054)
Balance at end of period	$5,242	$4,924	$5,681	$6,016	$9,385

Ratio of net (recoveries)/ charge-offs during the period to average loans outstanding during the period	-0.01%	0.18%	0.29%	0.20%	1.52%

Ratio of ALLL / Gross Loans	1.08%	1.03%	1.34%	1.29%	1.84%

Allocation of the Allowance for Loan Losses

(dollars in thousands)	2015		2014		2013		2012		2011
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans

Commercial Real Estate	$2,164	56.5%	$1,419	53.4%	$1,585	52.6%	$3,509	53.1%	$4,019	42.1%
Residential	546	17.1	831	22.8	795	25.2	897	25.8	2,551	37.1
Construction	486	3.2	63	0.6	260	0.1	311	1.1	867	2.4
Construction to permanent	123	1.0	215	2.2	25	2.7	19	1.1	547	2.0
Commercial	1,027	12.3	1,918	11.3	2,285	8.3	942	7.8	882	6.2
Consumer	677	9.8	478	9.7	534	11.2	217	11.1	459	10.2
Unallocated	219	N/A	-	N/A	197	N/A	121	N/A	60	N/A
Total	$5,242	100.0%	$4,924	100.0%	$5,681	100.0%	$6,016	100.0%	$9,385	100.0%

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

The following table is a summary of non-accrual and accruing loans which were past due by over 90 days at the end of each of the last five years.

(dollars in thousands)	2015	2014	2013	2012	2011

Loans past due over 90 days still accruing	$2,046	$279	$866	$2,234	$9,461
Non accrual loans	1,593	866	12,337	23,810	20,683
Total	$3,639	$1,145	$13,203	$26,044	$30,144

% of Total Loans	0.75%	0.24%	2.77%	6.14%	6.49%
% of Total Assets	0.56%	0.18%	2.09%	4.22%	4.53%

Additional income on non-accrual loans if recognized on an accrual basis	$83	$23	$545	$1,172	$2,275

Non-accrual loans increased from $0.9 million at December 31, 2014 to $1.6 million at December 31, 2015. The $1.6 million of non-performing loans was comprised of 3 borrowers at December 31, 2015, compared to 4 borrowers at December 31, 2014. One loan of $0.3 million which had been non-accrual at December 31, 2014 subsequently paid off in February 2015.

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded balance of these nonaccrual loans was $1.6 million and $866,000 at December 31, 2015, and December 31, 2014 respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain troubled debt restructures (TDRs) are placed on non-accrual status.

Loans past due ninety days or more, and still accruing interest, were $2.0 million and $279,000 at December 31, 2015, and December 31, 2014 respectively. Loans over 90 days past due were comprised of eight loans as of December 31, 2015. Four loans were commercial loans with matured lines of credit with acceptable risk ratings awaiting renewal. Two loans were residential real estate loans and remaining two were credit card loans with acceptable risk rating. Loans over 90 days past due were comprised of four commercial loans as of December 31, 2014. All four loans were matured lines of credit with acceptable risk ratings awaiting renewal. These loans were past the loan’s maturity date and were current within 60 days as to interest payments.

Other Real Estate Owned

There was no other real estate owned at December 31, 2015 and December 31, 2014. During the twelve months ended December 31, 2015, there was no OREO activity. During the twelve months ended December 31, 2014, one OREO property was foreclosed, and subsequently sold.

Deferred Taxes

The determination of the amount of deferred tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  The valuation allowance is analyzed quarterly for changes affecting the deferred tax asset. In September 2014, the Company released $16.8 million, or 96.7%, of the valuation allowance previously recorded on its net deferred tax asset. After weighing all the evidence, management determined that it was more likely than not that the Bank would be able to realize substantially all of its deferred tax asset and, therefore, the valuation allowance on that portion was no longer required.

The positive evidence that outweighed the negative evidence in Management’s assessment included, but was not limited to, the following:

●	Strong positive trend in financial performance over the last eight quarters
●	Forecasted taxable income for 2016 and future periods
●	Net operating loss carry-forwards that do not begin to expire until 2029
●	A significant improvement in the quality of the loan portfolio
●	Favorable changes in operations which permanently reduce operating expenses.

Deferred tax assets decreased $1.1 million from $14.9 million at December 31, 2014 to $13.8 million at December 31, 2015. This decrease was primarilty due to the utilization of net operating loss carry forwards applied to the tax liability on current year taxable income, in addition to a reduction in the deferred taxes on net unrealized security losses.

The Company will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

Other Assets

During the fourth quarter of 2014, the Company’s Bank Owned Life Insurance (“BOLI”) policy of $22.4 million was liquidated and adjustable rate residential mortgage loans were purchased with the proceeds. The loans purchased had a composite yield of approximately 300 basis points higher than the existing crediting rate on the BOLI policy. In addition, the tax-exempt feature of the BOLI held no value for The Company due to the significant amount of net operating loss (“NOL”) carry forwards in the Company’s deferred tax assets.

Premises and equipment net increased $7.1 million from $22.4 million at December 31, 2014 to $29.4 million at December 31, 2015. The increase was primarily due to the purchase of $6.0 million in owned premises, including the purchase of a branch property previously leased and the construction of a new branch in a town where the Company has leased space historically. Equipment increased by $1.0 million, net of depreciation and dispositions, as the Company invested in its network infrastructure, its website and communications-related technology. The additional increase was in furniture and fixtures, as the Company purchased furniture for its new headquarters.

Deposits

The following table is a summary of The Company’s deposits at December 31 for each of the years shown:

(in thousands)	2015	2014	2013

Non-interest bearing	$85,065	$63,398	$55,358

Interest bearing
NOW	28,684	26,269	28,618
Savings	108,658	93,790	80,983
Money market	19,522	24,650	29,310
Time certificates, less than $250,000	139,455	187,256	217,326
Time certificates, $250,000 or more	17,509	16,960	18,609
Brokered Deposits	48,154	30,710	-
Total interest bearing	361,982	379,635	374,846
Total Deposits	$447,047	$443,033	$430,204

Total deposits increased $4.0 million, or 0.9%, to $447.0 million at December 31, 2015.

Non-interest bearing deposits increased $21.7 million, or 34.2%, to $85.1 million.

Interest bearing deposits decreased $17.7 million, or 4.6%, to $362.0 million primarily due to decreases in certificates of deposit of $47.3 million, or 46.2% partially offset by a increase in brokered deposits of $17.4 million and savings accounts of $14.9 million when compared to last year. Brokered deposits of approximately $30.0 million were obtained in December 2014 to fund anticipated loan growth. The decrease in time deposits was primarily the result of strategic pricing initiatives intended to reduce higher cost deposits. The increase in savings balances was primarily due to promotional rates and shift in balances from other deposit products.

As of December 31, 2015, the Bank’s maturities of time deposits were:

	Less than $250,000	$250,000 or more	Totals
(in thousands )

Three months or less	$59,785	$9,898	$69,683
Four to six months	53,304	2,479	55,783
Seven months to one year	56,958	3,128	60,086
Over one year	17,562	2,004	19,566
Total	$187,609	$17,509	$205,118

Borrowings

Borrowings increased to $142.2 million at December 31, 2015 as compared to $128.2 million at December 31, 2014. Borrowings at December 31, 2015 were comprised of $132.0 million in Federal Home Loan Bank Advances, $8.2 million in junior subordinated debentures and a note payable of $1.9 million. Borrowings at December 31, 2014 were comprised of $120.0 million in Federal Home Loan Bank Advances, and $8.2 million in junior subordinated debentures. The increase in FHLB borrowings of $12.0 million in 2015 was primarily to fund loans.

All FHLB borrowings at December 31, 2015 and December 31, 2014 had maturities of less than one year.

Shareholders’ Equity

Shareholders’ equity increased $2.8 million from $58.7 million at December 31, 2014 to $61.5 million at December 31, 2015. This is primarily the result of net income of $2.1 million, share based compensation of $461,000 and a decrease in accumulated other comprehensive loss of $125,000.

Average Balances

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

Average Balance Sheet
Net Interest income- Rate and Volume Variance Analysis

	2015			2014			2013
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate	AverageBalance	Interest Income/ Expense	Average Rate
Interest earning assets:
Loans	$492,245	$22,879	4.65%	$427,032	$19,601	4.59%	$454,849	$20,706	4.55%
Cash equivalents	48,248	102	0.21%	42,405	67	0.16%	32,022	60	0.19%
Investments	44,427	760	1.71%	46,544	700	1.50%	49,070	888	1.81%
Total interest earning assets	$584,920	$23,741	4.06%	$515,981	$20,368	3.95%	$535,941	$21,654	4.04%

Cash and due from banks	2,623			1,863			3,337
Allowance for loan losses	(5,148)			(5,277)			(5,813)
Other assets	43,238			46,636			35,328
Total Assets	$625,633			$559,203			$568,793
Interest bearing liabilities:
Time certificates	$224,806	$1,513	0.67%	$221,659	$2,016	0.91%	$253,714	$3,422	1.35%
Savings accounts	100,517	489	0.49%	88,008	330	0.37%	87,676	350	0.40%
Money market accounts	22,481	10	0.04%	27,144	14	0.05%	35,268	41	0.11%
NOW accounts	29,027	4	0.02%	26,226	4	0.02%	29,337	9	0.03%
Borrowings	105,348	368	0.35%	79,216	181	0.23%	45,678	748	1.64%
Subordinated debt	8,248	294	3.56%	8,248	425	5.15%	8,248	284	3.44%
Subordinated note	529	12	2.27%	-	-	0.00%	-	-	0.00%
Total interest bearing liabilities	$490,956	$2,690	0.55%	$450,501	$2,970	0.66%	$459,921	$4,854	1.06%

Demand deposits	71,222			57,850			59,892
Other liabilities	3,060			3,158			4,606
Shareholder's equity	60,395			47,694			44,374
Total liabilities and equity	$625,633			$559,203			$568,793

Net interest income		$21,051			$17,398			$16,800
Interest margin			3.60%			3.37%			3.13%
Interest spread			3.51%			3.29%			2.98%

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities:

	2015 vs. 2014			2014 vs. 2013
	Increase (decrease)		Total	Increase (decrease)		Total
	due to		Increase	due to		Increase
(dollars in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earning assets:
Loans	$2,958	$320	$3,278	$(1,256)	$151	$(1,105)
Cash equivalents	8	27	35	17	(10)	7
Investments	(32)	92	60	(44)	(144)	(188)
Total interest earning assets	2,934	439	3,373	(1,283)	(3)	(1,286)

Interest bearing liabilities:
Time certificates	$29	$(532)	$(503)	$(393)	$(1,013)	$(1,406)
Savings accounts	42	117	159	1	(21)	(20)
Money market accounts	(2)	(2)	(4)	(8)	(19)	(27)
NOW accounts	-	-	-	(1)	(4)	(5)
Borrowings	48	139	187	332	(899)	(567)
Subordinated debt	-	(131)	(131)	-	141	141
Subordinated note	-	12	12	-	-	-
Total interest bearing liabilities	117	(409)	(280)	(69)	(1,815)	(1,884)

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years 2015 and 2014

For the year ended December 31, 2015, the Company recorded net income of $2.1 million ($.55 per share) compared to a net income of $15.7 million ($4.08 per share) for the year ended December 31, 2014.

Income before income tax expense was $3.5 milllion, an increase of $2.5 million compared to income before income tax expense of $1.0 million in 2014.

●	Net interest income increased $3.7 million
●	Provision for loan losses increased $250,000
●	Non-interest income decreased $281,000
●	Non-interest expense increased $580,000

The positive results for 2015 were the Company’s second consecutive year of net profitability since 2007 and was primarily due to balance sheet and operational restructuring initiatives implemented during 2013, 2014 and 2015 by the new executive management team. These initiatives included:

●	Prepayment of high cost borrowings and replacement with borrowings at significantly lower rates.
●	Strategic repricing of deposits
●	Streamlining of branch and back office operations and exiting the Residential Lending business, resulting in non-interest expense reductions.
●	Negotiating vendor price concessions.
●	Purchasing three branch buildings where the cost of the leases exceeded the cost to own the properties.

The Company’s improved earnings and balance sheet resulting from the initiatives noted and continued drive for efficiencies enabled the Company to recognize a $16.8 million income tax benefit in the third quarter of 2014 via reversal of most of the valuation allowance against its Deferred Tax Asset (“DTA”). Recognition of the DTA increased regulatory capital, enabling The Company to increase its asset base.

Net interest Income

Net interest income is the difference between interest income on interest earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them, respectively.

Net interest income increased $3.7 million from $17.4 million for the year ended December 31, 2014 to $21.1 million for the year ended December 31, 2015.

●	Total interest and dividend income increased $3.4 million, or 16.6%, primarily as a result of higher average loan balances.

o

Average loan balances were $65.2 million higher in 2015 than in 2014, including a increase in the average commercial and commercial real estate loan balance of $57.7 million. The increase in average loan balances resulted in higher interest income of $3.3 million.

o

Average yields on loans increased to 4.65% from 4.59% in 2014. This benefitted interest income by $320,000 and was largely derived from loan mix as lower yielding residential loans constituted a smaller portion of the average loan portfolio in 2015.

o

Average yields on investments increased to 1.71% from 1.50% in 2014 resulting in higher interest income of $61,000. The increase in yields was primarily due to the purchase of a subordinated bond during 2015.

●

Total interest expense decreased $280,000 from $3.0 million for the year ended December 31, 2014 to $2.7 million for the year ended December 31, 2015 as average deposit and debt rates were lower in 2015.

o

Deposit expense decreased $348,000 primarily due to the maturity and roll off of higher rate time deposits and replacement of these with lower rates. The average rate on these interest bearing Time Certificates deposits decreased from 0.91% to 0.67% in 2015, resulting in a $532,000 decrease in interest expense, off set by increase in Savings accounts by $159,000. Average time deposits were $3.2 million higher than 2014.

o

Interest expense on borrowings increased $187,000 from 2014. The average rate on borrowings increased from 0.23% to 0.35% in 2015, resulting in a $0.2 million increase in interest expense. Average borrowings increased $26.1 million from 2014.

o	Interest expense on subordinated debt decreased $131,000 from 2014, primarily due to incremental expense of $117,000 related to deferred interest payments from prior years.
o	Additionally, interest expense on subordinated note increased interest expense by $12,000.

Management regularly reviews loan and deposit rates and strives to price The Company’s products competitively. The Company tracks its mix of asset and liability maturities and manages its balance sheet in an effort to maintain a reasonable maturity match, between the two.

Provision for loan losses

During 2015, the Company recorded a $250,000 provision for loan losses in the first quarter due to the growth of the loan portfolio.  As the year progressed, loan originations were partial offset by loan payoffs.  Overall, the credit quality of the loan portfolio continues to improve as the amount of classified assets outstanding has declined and the overall risk rating for the portfolio has improved which has enabled the Company to maintain its loan loss reserve level with no additional provision requirements for the remainder of 2015.

During 2014, The Company did not make any additional provisions for loan losses due to continued improvement in asset quality. During the fourth quarter of 2014 management implemented changes to the methodology for calculating the allowance for the loan losses by updating our study of the Loss Emergence Period (“LEP”). A more detailed description of the change is presented under the discussion entitled “Allowance for Loan Losses”(“ALL”) within the significant accounting policies section of Note 1 to the consolidated financial statements.

Non-interest income

Non-interest income decreased by $281,000, or 15.3%, from $1.8 million in 2014 to $1.6 million in 2015. Non-interest income for 2014 included a $455,000 loss on disposition of the Bank’s BOLI policy, off set by $439,000 earnings on cash surrender value of the Bank’s Policy. Lower deposit fees and service charges of $284,000 in 2015 is primarily due to lower overdraft fees as a result of closing frequently overdrawn accounts due to credit risk reasons.

Partially offsetting the noted changes was incremental rental income of approximately $47,000.

Non-interest expense

Non-interest expense increased $580,000, or 3.2%, from $18.3 million for the year ended December 31, 2014 to $18.9 million for the year ended December 31, 2015. Non-interest expense in 2014 included expense of $437,000 related to tax penalty for disposition of the BOLI policy. Non- interest expense in 2015 included the following differences:

●	Salaries and benefits were increased by $1.2 million, primarily due to personnel increases to support the Company’s growth.
●

Professional and other outside services decreased $656,000 primarily due to lower legal fees resulting from improved asset quality, renegotiation of several vendor contracts and reduced consultant usage.

●	Regulatory assessments reduction of $276,000 primarily due to improved ratings.
●

Advertising and promotional expense increased $339,000 primarily due to the Company changing its overall business strategy and focus as the Bank changed its name and redefined its approach to the way it provides value to its customers, community and the market place.

●

Year ended 2015, also includes a $133,000 non-cash charge, primarily associated with the abandonment of leasehold improvements in conjuction with the purchase of the Company’s Fairfield branch building.

Comparison of Results of Operations for the years 2014 and 2013

For the year ended December 31, 2014, The Company recorded net income of $15.7 million ($4.08 per share) compared to a net loss of $7.3 million ($1.90 per share) for the year ended December 31, 2013.

Income before income tax expense was $1.0 million, an increase of $8.6 million compared to a loss before income tax expense of $7.6 million in 2013.

●	Net interest income increased $0.6 million
●	Provision for loan losses decreased $1.0 million
●	Non-interest income decreased $0.6 million
●	Non-interest expense decreased $7.6 million

The positive results for 2014 created the Company’s first year of net profitability since 2007 and was primarily due to balance sheet and operational restructuring initiatives implemented during 2013 and 2014 by new executive management. These initiatives included:

●	Prepayment of high cost borrowings and replacement with borrowings at significantly lower rates.
●	Strategic repricing of deposits
●	Streamlining of branch and back office operations and exiting the Residential Mortage business, resulting in non-interest expense reductions.
●	Negotiating vendor price concessions
●	Purchasing three branch buildings where the cost of the leases exceeded the cost to own the properties.

The Company’s improved earnings and balance sheet resulted from the initiatives noted along with continued efficiencies during 2014 enabled the Company to recognize a $16.8 million income tax benefit in the third quarter of 2014.

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

Management regularly reviews loan and deposit rates and strives to price The Company’s products competitively. The Company tracks its mix of asset and liability maturities and manages its balance sheet in an effort to maintain a reasonable match.

Provision for loan losses

During 2014, The Company did not make any additional provisions for loan losses due to continued improvement in asset quality. During 2013 The Company recorded a provision of $1.0 million as a specific reserve for one impaired loan. Net charge-offs decreased to $757,000 as compared to $1.3 million in 2013. In addition, criticized assets decreased by $15.2 million to $13.0 million at December 31, 2014 from $28.2 million at December 31, 2013. The Company continues to maintain conservative underwriting standards including minimum loan to value ratios.

During the fourth quarter of 2014 management implemented changes to the methodology for calculating the allowance for the loan losses by updating our study of the Loss Emergence Period (“LEP”). A more detailed description of the change is presented under the discussion entitled “Allowance for Loan Losses”(“ALL”) within the significant accounting policies section of Note 1 to the consolidated financial statements.

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

●	Regulatory assessments reduction of $281,000 primarily due to rating improved. Other real estate operations (“OREO”) reduction of $200,000. As a result of decreased OREO holdings during 2014.

LIQUIDITY

The Company’s liquidity position was 16.4% and 15.7% at December 31, 2015 and 2014, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying consolidated balance sheets are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and available-for-sale securities which have not been pledged. Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover increases in its loan portfolio and downward fluctuations in deposit accounts. Management believes the Company’s short-term assets provide sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated cash requirements.

At December 31, 2015, cash and cash equivalents and unpledged available-for-sale securities were $85.4 million and $21.9 million, respectively. In addition to Federal Home Loan Bank advances outstanding at December 31, 2015, the Bank had the ability to borrow an additional $13.9 million from the Federal Home Loan Bank of Boston, which included a $2.0 million overnight line of credit. At December 31, 2015, the Bank had $132.0 million in Federal Home Loan Bank advances, none of which were under the overnight line of credit. The Bank also has the ability to borrow from the Federal Reserve Bank.

At December 31, 2014, cash and cash equivalents and unpledged available-for-sale securities were $73.3 million and $26.2 million, respectively.

The following table presents The Company’s contractual obligations as of December 31, 2015:

		Less than	One to	Three to	Over five
(in thousands)	Total	one year	three years	five years	years

Certificates of deposit	$157,798	$138,232	$15,518	$4,048	-
Brokered deposits	48,324	48,324	-	-	-
Junior subordinated debt owed to unconsolidated trust	8,248	-	-	-	8,248
FHLB Advances	132,032	132,032	-	-	-
Note Payable	1,971	202	381	394	994
Operating lease obligations	1,910	932	516	200	262

Total contractual obligations	$350,283	$319,722	$16,415	$4,642	$9,504

OFF-BALANCE SHEET ARRANGEMENTS

The following table presents The Company’s off-balance sheet commitments as of December 31, 2015. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements.

(in thousands)	2015
Commitments to extend credit:
Future loan commitments	$14,912
Home equity lines of credit	25,588
Unused lines of credit	22,497
Undisbursed construction loans	21,337
Financial standby letters of credit	1,882
$86,216

REGULATORY CAPITAL REQUIREMENTS

The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at December 31, 2015 and December 31, 2014 respectively:

Patriot National Bancorp, Inc.

	December 31, 2015	December 31, 2014
Tier 1 Leverage Capital	9.77%	9.62%
Common Equity Tier 1 Capital	10.04%	N/A
Tier 1 Risk-based Capital	11.60%	12.98%
Total Risk-based Capital	12.62%	14.08%

Patriot Bank, N.A.

	December 31, 2015	December 31, 2014
Tier 1 Leverage Capital	9.83%	9.63%
Common Equity Tier 1 Capital	11.72%	N/A
Tier 1 Risk-based Capital	11.72%	12.98%
Total Risk-based Capital	12.74%	14.08%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Under the regulatory framework for prompt correction action, to be considered “well capitalized,” an institution must generally have a leverage capital ratio of at least 5.0%, Common Equity Tier 1 capital ratio at least 6.5% , a Tier 1 risk-based capital ratio of at least 8.0% and a total risk-based capital ratio of at least 10%. However, the OCC has the discretion to require increased capital ratios.

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

The exposure to interest rate risk is monitored by the Management Asset and Liability Committee consisting of senior management personnel. The Committee reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. This Committee reports to the Board of Directors. In addition to the Management Asset and Liability Committee, there is a Board Asset and Liability Committee (“ALCO”), which meets quarterly. ALCO monitors the interest rate risk analyses, reviews investment transactions during the period and determines compliance with the Bank’s Investment, ALCO and Liquidity policies.

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

Net Interest Income and Economic Value
Summary Performance

(dollars in thousands)
	December 31, 2015
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	21,502	545	2.6%	82,588	(3,456)	-4.0%
+ 100	21,319	362	1.7%	84,303	(1,741)	-2.0%
BASE	20,957	-	-	86,044	-	-
- 100	20,653	(304)	-1.5%	89,085	3,041	3.5%
- 200	20,506	(451)	-2.2%	92,546	6,502	7.6%

	December 31, 2014
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	19,986	(104)	-0.5%	74,830	(8,854)	-10.6%
+ 100	20,152	62	0.3%	79,390	(4,294)	-5.1%
BASE	20,090	-	-	83,684	-	-
- 100	20,552	462	2.3%	91,063	7,379	8.8%
- 200	20,408	318	1.6%	95,939	12,255	14.6%

Impact of Inflation and Changing Prices

The Company’s financial statements have been prepared in terms of historical dollars, without considering changes in relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, or disinflation, could significantly affect the Company’s earnings in future periods.

ITEM 8.   Financial Statements and Supplementary Data

The Financial Statements required by this item are presented in the order shown below, in ITEM 15:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided below.

The following table presents quarterly results of operations (unaudited) to the consolidated financial statements:

	First	Second	Third	Fourth
(in thousands)	Quarter	Quarter	Quarter	Quarter

2015:
Interest income	$5,748	$6,120	$6,109	$5,764
Interest expense	671	671	665	683
Net interest income	5,077	5,449	5,444	5,081
Provision for loan losses	250	-	-	-
Non-interest income	394	451	362	344
Non-interest expense	4,731	4,759	4,753	4,608
Income before income taxes	490	1,141	1,053	817
Provision for income taxes	201	452	420	285
Net income	$289	$689	$633	$532

Net income per common share:
Basic	$0.07	$0.18	$0.16	$0.14
Diluted	$0.07	$0.18	$0.16	$0.14

	First	Second	Third	Fourth
(in thousands)	Quarter	Quarter	Quarter	Quarter (2)

2014:
Interest income	$4,879	$4,856	$4,977	$5,656
Interest expense	870	722	691	687
Net interest income	4,009	4,134	4,286	4,969
Provision for loan losses	-	-	-	-
Non-interest income	593	623	587	29
Non-interest expense	4,283	4,232	4,424	5,332
Income (Loss) before income taxes	319	525	449	(334)
(Benefit) provision for income taxes	-	-	(16,812)	2,062
Net income (loss)	$319	$525	$17,261	$(2,396)

Net (loss) income per common share:
Basic (1)	$0.08	$0.14	$4.48	$(0.62)
Diluted (1)	$0.08	$0.14	$4.45	$(0.62)

(1) All common stock and per share data has been restated to give effect to the reverse stock split of 1-for-10 effective March 4, 2015.

(2) Fourth quarter results were significantly impacted by the liquidation of the Company’s BOLI policy. Excluding the BOLI transaction, the following are the fourth quarter results: net interest income and provision for loan losses- unchanged; non-interest income-$484; non-interest expense-$4,895; income before taxes-$558; provison for income taxes-$217 and net income-$341.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has agreed to indemnify and hold KPMG, LLP (KPMG) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG's consent to the inclusion (or incorporation by reference) of its audit report on the Company's past financial statements included ( or incorporated by reference) in this registration statement.

ITEM 9A.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer as of the end of the period covered by this report, management concluded that the Company’s disclosure were not effective as of December 31, 2015. Notwithstanding a material weakness identified as of December 31, 2015, (described below), management has concluded that the consolidated financial statements included in this 10-K present fairly the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in rules 13a-15(f) and 15d-15f under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed so as to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and deployment of the assets of the Company; provide reasonable assurance that transactions are recorded in a timely manner to enable the preparation of financial statements in accordance with GAAP and that receipts and disbursements of the Company are made only in compliance with the authorizations established by management and the directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In addition, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and/or procedures may deteriorate.

The Company did not have effective policies, procedures and review controls over the accounting for loan prepayment fees receivable which resulted in improper revenue recognition in December 2015 related to one non-routine transaction. No restatement of prior period financial statements and no change in previously released financial results were required as a result of this finding, as the error was corrected prior to the issuance of our annual financial statement.

To remediate the material weakness identified, management has initiated compensating controls in the near term and is enhancing and revising the design of existing controls to ensure loan prepayment fees are recorded on a cash basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on that assessment, management believes that, as of December 31, 2015, as a result of the material weakness in internal controls over financial reporting described above, the Company’s internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Our management’s report of the effectiveness of the design and operation of our internal controls and procedures was not subject to attestation by the Company’s independent registered public accounting firm in accordance with the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

Except for as disclosed herein, there were no significant changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement or information statement for its 2016 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2015.

The Company has adopted a Code of Conduct for its senior financial officers. The information required by Item 406 is contained in Exhibit 14 to this Form 10-K, incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10 -KSB for the year ended December 31, 2004. A copy of this Code of Ethics will be provided to any person so requesting by writing to Patriot National Bancorp Inc., 900 Bedford Street, Stamford, Connecticut 06901, Attn: Neil M. McDonnell, Chief Financial Officer.

ITEM 11. Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2015.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement, to be filed within 120 days following December 31, 2015.

The table below provides information as of December 31, 2015, with respect to the compensation plan under which equity securities of the Company are authorized for issuance to directors, officers or employees.

Plan Category	# of common shares to be issued upon vesting of restricted shares	Weighted average grant date fair value	# of common shares available for issuance under the Plan excluding unvested

Equity Compensation plans approved by security holders	55,854	12.83	2,873,084

Equity Compensation plans not approved by security holders	-	-	-

Total	55,854	12.83	2,873,084

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2015.

ITEM 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2015.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	Exhibits

No.	Description

3(i) (C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc.(incorporated by reference to Exhibit 3(i) to the Company’s Current Report Form 8-K dated October 21, 2010).

3(ii)

Amended and Restated By-laws of Patriot National Bancorp Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599))

10(a) (2)	2012 Stock Plan of Patiort National Bancorp Inc. (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011).

10(a) (20)

Amended Financial Services Agreement, (incorporated by reference to Exhibit 10(a) (20) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 000-29599))

10(a)(23)	Extension of Employment Agreement with Kenneth T. Neilson, (incorporated by reference Item 5.02 (e) to the Company’s Current Report on Form 8K, dated January 4, 2016, (Commission File No. 000-29599))

10(a)(24)	Appointment of Neil M. McDonnell, (EVP/CFO) (incorporated by reference Item 5.02 (c) to the Company’s Current Report on Form 8K, dated January 4, 2016, (Commission File No. 000-29599))

14

Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599)

16.1

Letter from KPMG, LLP to the Securities and Exchange Commission, dated April 13, 2015, (incorporated by reference to Item 16.1 to  the Company’s Current Report on Form 8-K, dated April 13, 2015 (Commission File No. 000-29599)).

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)).

23.1	Consent of KPMG, LLP

23.2	Consent of BDO USA, LLP

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

No.	Description

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Patriot National Bancorp, Inc.

Stamford, CT

We have audited the accompanying consolidated balance sheet of Patriot National Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2015 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary at December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Philadelphia, Pennsylvania

March 30, 2016

The Board of Directors and Shareholders

Patriot National Bancorp, Inc.

Stamford, CT

We have audited the accompanying consolidated balance sheet of Patriot National Bancorp, Inc. and subsidiary (the Company) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and subsidiary as of December 31, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/KPMG, LLP

Stamford, Connecticut

March 31, 2015

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
	($ in thousands, except shares data)
ASSETS
Cash and due from banks (Note 2):
Noninterest bearing deposits and cash	$2,588	$2,095
Interest bearing deposits	82,812	71,163
Total cash and cash equivalents	85,400	73,258

Securities:
Available for sale securities, at fair value (Note 3)	29,377	33,682
Other Investments	4,450	4,450
Federal Reserve Bank stock, at cost	2,075	2,058
Federal Home Loan Bank stock, at cost	6,570	6,628
Total securities	42,472	46,818

Loans receivable (net of allowance for loan losses: 2015: $5,242, 2014: $4,924) (Notes 4 and 16)	479,127	471,984
Accrued interest and dividends receivable	2,010	1,918
Premises and equipment, net (Notes 5 and 8)	29,421	22,357
Deferred tax asset (Note 9)	13,763	14,926
Other assets	1,338	1,363
Total assets	$653,531	$632,624

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Notes 6 and 16):
Noninterest bearing deposits	$85,065	$63,398
Interest bearing deposits	361,982	379,635
Total deposits	447,047	443,033

Federal Home Loan Bank borrowings (Note 7)	132,000	120,000
Junior subordinated debt owed to unconsolidated trust (Note 7)	8,248	8,248
Note Payable (Note 7)	1,939	-
Accrued expenses and other liabilities	2,833	2,608
Total liabilities	592,067	573,889

Commitments and Contingencies (Notes 7, 8 and 13)

Shareholders' equity (1)(Notes 11 and 15)
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2015: 3,957,377 shares issued; 3,956,207 shares outstanding. 2014: 3,925,362 shares issued; 3,924,192 shares outstanding	40	39
Additional paid-in capital	106,568	106,108
Accumulated deficit	(44,832)	(46,975)
Less: Treasury stock, at cost: 2015 and 2014, 1,170 shares	(160)	(160)
Accumulated other comprehensive loss	(152)	(277)
Total shareholders' equity	61,464	58,735
Total liabilities and shareholders' equity	$653,531	$632,624

(1) On March 4, 2015, the Company affected a 1-for-10 reverse stock split. All common stock data included in these financial statements for year 2014 has been restated to give effect to the reverse stock split.

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Interest and Dividend Income	(in thousands, except per share amounts)
Interest and fees on loans	$22,879	$19,601	$20,706
Interest on investment securities	473	528	775
Dividends on investment securities	287	172	113
Other interest income	102	67	60
Total interest and dividend income	23,741	20,368	21,654

Interest Expense
Interest on deposits	2,016	2,364	3,822
Interest on Federal Home Loan Bank borrowings	368	181	666
Interest on subordinated debt	294	425	284
Interest on other borrowings	12	-	82
Total interest expense	2,690	2,970	4,854

Net interest income	21,051	17,398	16,800

Provision for Loan Losses (Note 4)	250	-	970

Net interest income after provision for loan losses	20,801	17,398	15,830

Non-interest Income
Loan application, inspection and processing fees	185	239	504
Deposit fees and service charges	612	896	744
Gain on sale of loans	-	-	28
Gain on sale of branch assets and deposits	-	-	51
Earnings on cash surrender value of bank owned life insurance	-	439	523
Rental Income	402	355	-
Other income (loss)	352	(97)	576
Total non-interest income	1,551	1,832	2,426

Non-interest Expense
Salaries and benefits (Notes 8,11 and 13)	9,247	8,097	9,702
Occupancy and equipment expense	3,462	3,556	3,911
Data processing expense	1,226	1,115	1,296
Professional and other outside services	1,656	2,312	2,836
Advertising and promotional expense	591	252	217
Loan administration and processing expense	50	65	220
Regulatory assessments	603	879	1,159
Insurance expense	304	349	315
Other real estate operations	-	12	212
Material and communications	427	376	397
Restructuring charges and asset disposals (Note 19)	-	-	522
Prepayment penalty on borrowings	-	-	4,116
Other operating expense	1,285	1,258	981
Total non-interest expense	18,851	18,271	25,884

Income (loss) before income taxes	3,501	959	(7,628)

Expense (benefit) for Income Taxes (Note 9)	1,358	(14,750)	(339)

Net income (loss)	$2,143	$15,709	$(7,289)

Basic Income (loss) per share (1) (Note 12)	$0.55	$4.08	$(1.90)
Diluted Income (loss) per share (1) (Note 12)	$0.55	$4.05	$(1.90)

See Accompanying Notes to Consolidated Financial Statements.

(1) On March 4, 2015, the Company affected a 1-for-10 reverse stock split. Per share data for 2014 and 2013 has been restated to give effect to the reverse stock split.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands)
Net income (loss)	$2,143	$15,709	$(7,289)
Other comprehensive income (loss) (Note 17):
Unrealized holding gains (losses) on securities, net of taxes of $80, $176 and $0 respectively:	125	910	(569)
Total Other comprehensive Income (loss)	125	910	(569)
Comprehensive income (loss)	$2,268	$16,619	$(7,858)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2015, 2014 and 2013

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
($ in thousands, except shares data)

Balance at December 31, 2012	3,892,422	$29	$105,712	$(55,395)	$(160)	$(618)	$49,568

Comprehensive loss
Net loss	-	-	-	(7,289)	-	-	(7,289)
Unrealized holding loss on available for sale securities, net of tax	-	-	-	-	-	(569)	(569)
Total comprehensive loss							(7,858)

Share-based compensation expense	-	-	131	-	-	-	131
Issuance of restricted stock	9,238	3	(3)				-
Balance, at December 31, 2013	3,901,660	$32	$105,840	$(62,684)	$(160)	$(1,187)	$41,841

Comprehensive income
Net income	-	-	-	15,709	-	-	15,709
Unrealized holding gain on available for sale securities, net of tax	-	-	-	-	-	910	910
Total comprehensive income							16,619

Share-based compensation expense	-	-	275	-	-	-	275
Issuance of restricted stock	22,532	7	(7)				-
Balance, at December 31, 2014	3,924,192	$39	$106,108	$(46,975)	$(160)	$(277)	$58,735

Comprehensive income
Net income	-	-	-	2,143	-	-	2,143
Unrealized holding gain on available for sale securities, net of tax	-	-	-	-	-	125	125
Total comprehensive income							2,268

Share-based compensation expense	-	-	461	-	-	-	461
Issuance of restricted stock	32,015	1	(1)				-
Balance, at December 31, 2015	3,956,207	$40	$106,568	$(44,832)	$(160)	$(152)	$61,464

 See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands)
Cash Flows from Operating Activities:
Net income (loss):	$2,143	$15,709	$(7,289)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Restructuring charges and asset disposals	-	-	(163)
Amortization of investment premiums, net	188	238	187
Amortization and accretion of purchase loan premiums and discounts, net to loans	218	(883)	20
Provision for loan losses	250	-	970
Gain on sale of loans	-	-	(283)
Originations of mortgage loans held for sale	-	-	(35,647)
Proceeds from sales of mortgage loans held for sale	-	-	37,429
Loss on disposal of fixed assets	133	-	-
Earnings on cash surrender value of life insurance	-	(439)	(523)
Liquidation of cash surrender value of life insurance	-	22,464	-
Depreciation and amortization	1,039	1,085	1,215
Loss (gain) on sale of other real estate owned	-	4	(114)
Proceeds from sale of branch assets and deposits	-	-	127
Gain on sale of branch assets and deposits	-	-	(51)
Share-based compensation	461	275	131
Deferred income taxes	1,083	(14,750)	-
Changes in assets and liabilities:
Decrease (increase) in net deferred loan costs	220	12	(132)
(Increase) decrease in accrued interest and dividends receivable	(92)	(352)	328
Decrease in other assets	25	481	737
Increase (decrease) in accrued expenses and other liabilities	225	(1,347)	(1,637)
Net cash provided by (used in) operating activities	5,893	22,497	(4,695)

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	6,322	4,515	2,313
Purchase of Available for Sale securities	(2,000)	-	-
(Purchases) redemptions of Federal Reserve Bank stock	(17)	(614)	286
Redemptions (Purchases) of Federal Home Loan Bank stock	58	(2,485)	201
Proceeds from sale of loans	-	-	10,655
(Increase) decrease in loans	(7,831)	(52,965)	25,462
Purchase of other real estate owned	-	(264)	-
Proceeds from sale of other real estate owned	-	260	5,068
Capital improvements of other real estate owned	-	-	(80)
Purchase of bank premises and equipment, net	(6,236)	(8,381)	(8,279)
Net cash (used in) provided by investing activities	(9,704)	(59,934)	35,626

Cash Flows from Financing Activities:
Net Increase (decrease) in deposits	4,014	12,829	(52,541)
Decrease in deposits held for sale	-	-	(14,538)
Increase in FHLB borrowings	12,000	63,000	7,000
Decrease in repurchase agreements	-	-	(7,000)
Repayment of Note payable	(61)	-	-
Net cash provided by (used in) financing activities	15,953	75,829	(67,079)

Net increase (decrease) in cash and cash equivalents	12,142	38,392	(36,148)

Cash and cash equivalents at beginning of year	73,258	34,866	71,014
Cash and cash equivalents at end of year	$85,400	$73,258	$34,866

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013

Years Ended December 31, 2015, 2014 and 2013	2015	2014	2013
	(in thousands)

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,325	$4,191	$4,706

Income taxes paid	$3	$3	$3

Supplemental disclosures of noncash operating, investing and financing activities:

Note Payable issued for purchase of Premises and Equipment	$2,000	$-	$-

Transfer of loans to other real estate owned	$-	$-	$3,698

Reduction in deposits held for sale	$-	$-	$10,167

Reduction in branch assets held for sale	$-	$-	$12

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

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

Principles of consolidation and basis of financial statement presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiaries, PinPat Acquisition Corporation and ABC HOLD Co, LLC, (inactive) and have been prepared in conformity with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents

Cash and due from banks, federal funds sold and short-term investments are recognized as cash equivalents in the consolidated balance sheets. Federal funds sold generally mature in one day. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations. The short-term investments represent an investment in a money market mutual fund. The Company did not maintain any balances in federal funds sold or short-term investments during 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Investments in debt and marketable equity securities

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

The Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLB”), as collateral, in an amount equal to a percentage of its outstanding mortgage loans and loans secured by residential properties, including mortgage-backed securities. The stock is purchased from and redeemed by the FHLB based upon its $100 par value. The stock is a non-marketable equity security and as such is classified as restricted stock, carried at cost and evaluated for impairment in accordance with relevant accounting guidance. In accordance with this guidance, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of any decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the potential impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. Included in the Bank’s investment portfolio are restricted stocks totaling $6.6 million of the Federal Home Loan Bank for year ending December 31, 2015 and 2014 respectively.

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

Included in the Bank’s investment portfolio are restricted stocks totaling $2.1 million of the Federal Reserve Bank for year ending December 31, 2015 and 2014 respectively.

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

December 31, 2015, 2014 and 2013

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

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.5 million for year ending December 31, 2015 and 2014 respectively. This investment is utilized for the purposes of the Bank satisfying its CRA lending requirements. As this fund operates as a private fund, shares in the Fund are not publicly traded and therefore have no readily determinable market value. An investment in the Fund is reported in the financial statements at cost.

The Fund marks its assets to market through income each quarter. Thus, unless the Fund actually has a net loss for a period, an investment in the Fund should remain constant over time as if income is distributed out to the investors each quarter. Any investor in the Fund can have their interest in the Fund redeemed for the balance of their capital account at any quarter end assuming they give the Fund 60 day’s written notice. The Fund has sufficient liquidity to accommodate normal redemption request levels, but even if everyone wanted out at the same time, since the assets are marked to market, the Fund should be able to sell assets at prices sufficient to redeem everyone (less transaction costs, which are ignored for purposes of valuation).

Through the evaluation process, management has made the determination that the Bank’s other investments are not considered to be other-than-temporarily impaired and has concluded that an impairment charge was not necessary as of December 31, 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Loans receivable

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity generally are reported at their outstanding unpaid principal balances adjusted for unearned income, the allowance for loan losses, and any unamortized deferred fees or costs.

Interest income is accrued based on the unpaid principal balance. Loan application fees are non interest income while, other certain direct origination costs, are deferred and amortized as a level yield adjustment over the respective term of the loan and reported in interest income.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

December 31, 2015, 2014 and 2013

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

The Company’s December 31, 2015 allowance calculation included the use of more definitive and distinct Loss Emergence Periods (LEPs) for each loan segment, allowing the Company to more accurately forecast probable losses that have already occurred in the loan portfolio, which may not have emerged into “problem loan” status.

The updates and refinements to the allowance methodology did not have a significant impact on the total Allowance for Loan Losses, but as depicted in the tables in foot note 4, did result in some realignment of Allowance allocations. The Company believes the resulting December 31, 2015 Allowance allocation for each portfolio segment was reasonable and appropriate.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Another key assumption is the look-back period, or LBP, which represents the historical data period utilized to calculate loss rates. We use a 3- year LBP for all segments in order to capture relevant historical data believed to be reflective of losses inherent in the portfolios.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The Company provides for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. Subsequent recoveries, if any, are credited to the allowance. The Company regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles. The allowance for loan losses consists primarily of the following three components:

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

(2)

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type and loan-to-value if collateral dependent. Management applies an estimated loss rate to each loan group. The loss rates applied are based on the Company’s cumulative prior three year loss experience adjusted, as appropriate, for the environmental factors discussed above. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be more or less than the allowance for loan losses management has established, which could have an effect on the Company’s financial results.

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

(3)

An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

December 31, 2015, 2014 and 2013

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

Other real estate owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. In addition, when the Company acquires other real estate owned (“OREO”), it obtains a current appraisal to substantiate the net carrying value of the asset. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in non-interest expenses upon disposal. There was no OREO at year ending December 31, 2015 and 2014 respectively.

Write-downs required upon transfer to other real estate owned are charged to the allowance for loan losses. Thereafter, an allowance for other real estate owned losses is established for any further declines in the property’s value. These losses are included in non-interest expenses in the consolidated statement of operations. There was one Residential real estate in process of foreclosure with book value of $363,000 at year end December 31, 2015. There were none at year end December 31, 2014.

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

December 31, 2015, 2014 and 2013

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

In certain circumstances deferred tax assets are subject to reduction by a valuation allowance. A valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the reliability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited to income tax provision (benefit).

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

The Company had a net deferred tax asset of $13.8 million at December 31, 2015 compared to a net deferred tax asset of $14.9 at December 31, 2014 and $0 at December 31, 2013. The change in net deferred tax asset in 2014 was primarily due to the release of the valuation allowance.

The Company evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so the Company considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. When comparing 2015 and 2014 to prior periods, management noted positive evidence which included strong positive trend in financial performance, forecasted 2015 and future period taxable income, a significant improvement in the quality of the loan portfolio, favorable changes in operations which permanently reduce operating expenses and net operating loss carry-forwards that do not begin to expire until 2029. The positive evidence noted above resulted in management’s conclusion to release the valuation allowance against the net deferred tax at September 30, 2014.

Management will continue to evaluate the bank’s ability to realize its net deferred tax asset. Future evidence may prove that it is more likely than not that a portion of the net deferred tax asset will not be realized at which point a valuation allowance may be reestablished.

The Company’s returns for tax years 2010 through 2014 are subject to examination by the Internal Revenue Service (“IRS”) for U.S. federal tax purposes, and by its major state tax authority, Connecticut. During 2013, the IRS had completed its examination of the U.S. federal tax returns of the Company for tax years ended December 31, 2004 thru 2009. There were no changes made by the IRS to the Company’s reported tax. There are no other on-going audits in other tax jurisdictions. There was $3,000 interest and penalty payments for federal tax period December 31, 2014.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

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

Treasury shares are not deemed outstanding for income (loss) per share purposes.

Share-based compensation plan

The Company accounts for share-based compensation transactions at fair-value and recognizes the related expense in the consolidated statements of operations.

The Compensation Committee establishes terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants vest in quarterly or annual installments over a three, four or five year period from the date of grant. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a straight-line basis. All restricted Stock awards are non- participating grants.

Treasury Stock

Common stock purchased for treasury is recorded at cost.

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

Segment reporting

The Company’s only business segment is Community Banking. During the years ended 2015, 2014 and 2013, this segment represented all the revenues and income of the consolidated group and, therefore, is the only reported segment.

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

See Note 18 for additional information regarding fair value.

Advertising Costs

It is the Company's policy to expense advertising costs in the period in which they are incurred.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Recently Issued Accounting Standards Updates

ASU 2014-09:  In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40)."  The purpose of this guidance is to clarify the principles for recognizing revenue.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  For public companies, early adoption of the update will be effective for interim and annual periods beginning after December 15, 2016.  For public companies that elect to defer the update, adoption will be effective for interim and annual periods beginning after December 15, 2017.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect a material impact. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with customers (Topic 606): Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company does not expect this ASU to have a significant impact on its financial condition or results of operations. In March, 2016 the FASB issued ASU 2016-08 Revenue from contracts with customers (Topic 606): Principle versus Agent Considerations. The guidance in this update is tended to improve the operability and understandability of the implementation guidance on principle versus agent considerations. This update does not change the effective date. The Company is currently evaluating the impact this ASU will have on its financial condition and results of operations.

ASU 2014-14: In August 2014, the FASB issued ASU 2014-14, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure - a consensus of the FASB Emerging Issues Task Force."  The amendments in this Update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The ASU was effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For all other entities, the amendments are effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. The Company adopted ASU 2014-14 effective January 1, 2015.  The adoption of ASU 2014-14 did not have a material effect on the Company's consolidated financial statements.

ASU 2016-01: In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.

ASU 2016-02: In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Note 2.	Restrictions on Cash and Due From Banks

At December 31, 2015 and 2014, the Company was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes for its transaction accounts and non-personal time deposits.

Note 3.	Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of available-for-sale securities at December 31, 2015 and 2014 are as follows:

		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2015

U. S. Government agency bonds	$5,000	$-	$(46)	$4,954
U. S. Government agency mortgage - backed securities	13,625	-	(212)	13,413
Corporate bonds	9,000	71	(61)	9,010
Subordinated notes	2,000	-	-	2,000
	$29,625	$71	$(319)	$29,377

2014

U. S. Government agency bonds	$7,500	$-	$(91)	$7,409
U. S. Government agency mortgage-backed securities	17,635	-	(298)	17,337
Corporate bonds	9,000	-	(64)	8,936
	$34,135	$-	$(453)	$33,682

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2015 and 2014:

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2015
U. S. Government agency bonds	$4,954	$(46)	$-	$-	$4,954	$(46)
U. S. Government agency mortgage - backed securities	2,863	(42)	10,550	(170)	13,413	(212)
Corporate bonds	-	-	5,939	(61)	5,939	(61)
Totals	$7,817	$(88)	$16,489	$(231)	$24,306	$(319)

2014

U. S. Government agency bonds	$-	$-	$7,409	$(91)	$7,409	$(91)
U. S. Government agency mortgage - backed securities	-	-	17,337	(298)	17,337	(298)
Corporate bonds	-	-	8,936	(64)	8,936	(64)
Totals	$-	$-	$33,682	$(453)	$33,682	$(453)

At December 31, 2015, nine out of eleven available-for-sale securities had unrealized losses with an aggregate depreciation of 1.3% from the amortized cost. At December 31, 2014, all eleven securities had unrealized losses with an aggregate depreciation of 1.3% from the amortized cost.

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

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on U.S. Government agency debt, corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

At December 31, 2015 and December 31, 2014, securities of $5.5 million and $7.4 million respectively, were pledged with the Federal Reserve Bank of New York primarily to secure municipal deposits.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The amortized cost and fair value of available-for-sale debt securities at December 31, 2015 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

(in thousands)	Amortized Cost	Fair Value
Maturity:
Corporate bonds 5 to 10 years	$9,000	$9,010
U.S. Government agency bonds 5 to 10 years	5,000	4,954
U.S. Government agency mortgage-backed securities	13,625	13,413
Subordinated notes 5 to 10 years	2,000	2,000
Total	$29,625	$29,377

Note 4.	Loan Receivables and Allowance for Loan Losses

Loans receivable, net, consists of the following at December 31, 2015 and 2014:

(in thousands)	December 31,	December 31,
	2015	2014

Commercial and Industrial loans	$59,752	$53,973
Commercial Real Estate	273,850	254,505
Construction	15,551	3,096
Construction to permanent	4,880	10,627
Residential Real Estate	82,815	108,543
Consumer	47,521	46,164
Total Loans	484,369	476,908
Allowance for loan losses	(5,242)	(4,924)
Loans receivable, net	$479,127	$471,984

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The Company's lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County in New York, and the five Boroughs of New York City. The Company originates commercial real estate loans, commercial business loans, and a variety of consumer loans. In addition, the Company previously had originated loans on residential real estate. All residential and commercial mortgage loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

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

Construction to Perm-CRE – One time close of a construction facility converting to an amortizing mortgage loan typically upon an event which would include a C/O as well as stabilization defined as cash flow sufficient to support a pre-defined minimum debt coverage ratio as well as other conditions and covenants particular to the loan type. The construction facility would typically carry a floating rate then upon conversion to amortization will reset at a predetermined spread over FHLB with a minimum interest rate.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The following tables set forth activity in our allowance for loan losses, by loan type, for the twelve months ended December 31, 2015. The following tables also detail the amount of loans receivable, net, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)
Twelve months ended December 31, 2015	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,918	$1,419	$63	$215	$831	$478	$-	$4,924
Charge-offs	-	-	-	-	(16)	(16)	-	(32)
Recoveries	49	35	-	5	-	11	-	100
Provision	(940)	710	423	(97)	(269)	204	219	250

Ending Balance	$1,027	$2,164	$486	$123	$546	$677	$219	$5,242
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$3	$-	$3
Ending balance: collectively evaluated for impairment	1,027	2,164	486	123	546	674	219	5,239

Total Allowance for Loan Losses	$1,027	$2,164	$486	$123	$546	$677	$219	$5,242

December 31, 2015
Total Loans ending balance	$59,752	$273,850	$15,551	$4,880	$82,815	$47,521	$-	$484,369

Ending balance: individually evaluated for impairment	-	7,745	-	-	4,556	550	-	12,851

Ending balance: collectively evaluated for impairment	$59,752	$266,105	$15,551	$4,880	$78,259	$46,971	$-	$471,518

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

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

December 31, 2014
Total Loans ending balance	$53,973	$254,505	$3,096	$10,627	$108,543	$46,164	$-	$476,908

Ending balance: individually evaluated for impairment	2	7,398	-	-	3,764	560	-	11,724

Ending balance: collectively evaluated for impairment	$53,971	$247,107	$3,096	$10,627	$104,779	$45,604	$-	$465,184

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The following tables set forth activity in our allowance for loan losses, by loan type, for the twelve months ended December 31, 2013.

(in thousands)
2013	Commercial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$942	$3,509	$311	$19	$897	$217	$121	$6,016
Charge-offs	(63)	(403)	(205)	-	(919)	(78)	-	(1,668)
Recoveries	4	335	20	-	1	3	-	362
Provision	1,402	(1,856)	134	6	816	392	76	970
Ending Balance	$2,285	$1,585	$260	$25	$795	$534	$197	$5,681

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

The Company uses an independent third party loan reviewer who performs quarterly reviews of a sample of loans, validating the Company’s risk ratings assigned to such loans. Any upgrades or downgrades to classified loans must be approved by the Management Loan Committee.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2015:

(in thousands)	Non-Accrual Loans

2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More past due	Total Past Due	Current	Total Non-Accrual Loans
Commercial
Pass	$-	$-	$-	$-	$-	$-
Substandard	-	-	-	-	-	-
Total Commercial	$-	$-	$-	$-	$-	$-
Commercial Real Estate
Substandard	$-	$-	$-	$-	$-	$-
Total Commercial Real Estate	$-	$-	$-	$-	$-	$-
Residential Real Estate
Substandard	$-	$-	$1,590	$1,590	$-	$1,590
Total Residential Real Estate	$-	$-	$1,590	$1,590	$-	$1,590
Consumer
Substandard	$-	$-	$3	$3	$-	$3
Total Consumer	$-	$-	$3	$3	$-	$3

Total	$-	$-	$1,593	$1,593	$-	$1,593

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

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

If non-accrual loans as of December 31 of each year had been performing in accordance with their original terms, the Company would have recorded $83,000, $23,000 and $310,000 of additional income during the years ended December 31, 2015, 2014 and 2013, respectively.

Additionally, certain loans that cannot demonstrate sufficient global cash flow to continue loan payments in the future and certain troubled debt restructures (“TDRs”) are placed on non-accrual status. During the years ended December 31, 2015 and 2014, there were no interest income collected and recognized on non-accrual loans, however as of December 31, 2013 the interest collected was $198,000.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

(in thousands)	Performing (Accruing) Loans

2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More past due	Total Past Due	Current	Total Performing Loans	Total Non-Accrual Loans	Total Loans
Commercial
Pass	$43	$605	$520	$1,168	$55,600	$56,768	$-	$56,768
Special Mention	-	-	-	-	-	-	-	-
Substandard	2,977	-	-	2,977	7	2,984	-	2,984
Total Commercial	$3,020	$605	$520	$4,145	$55,607	$59,752	$-	$59,752
Commercial Real Estate
Pass	$-	$-	$-	$-	$266,018	$266,018	$-	$266,018
Special Mention	-	-	-	-	5,322	5,322	-	5,322
Substandard	840	-	-	840	1,670	2,510	-	2,510
Total Commercial Real Estate	$840	$-	$-	$840	$273,010	$273,850	$-	$273,850
Construction
Pass	$-	$-	$-	$-	$15,551	$15,551	$-	$15,551
Total Construction	$-	$-	$-	$-	$15,551	$15,551	$-	$15,551
Construction to Permanent
Pass	$-	$-	$-	$-	$4,880	$4,880	$-	$4,880
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Construction to Permanent	$-	$-	$-	$-	$4,880	$4,880	$-	$4,880
Residential Real Estate
Pass	$154	$87	$1,517	$1,758	$79,467	$81,225	$-	$81,225
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1,590	1,590
Total Residential Real Estate	$154	$87	$1,517	$1,758	$79,467	$81,225	$1,590	$82,815
Consumer
Pass	$309	$2	$9	$320	$47,198	$47,518	$-	$47,518
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	3	3
Total Consumer	$309	$2	$9	$320	$47,198	$47,518	$3	$47,521
Total
Pass	$506	$694	$2,046	$3,246	$468,714	$471,960	-	$471,960
Special Mention	-	-	-	-	5,322	5,322	-	5,322
Substandard	3,817	-	-	3,817	1,677	5,494	1,593	7,087
Grand Total	$4,323	$694	$2,046	$7,063	$475,713	$482,776	$1,593	$484,369

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

(in thousands)	Performing (Accruing) Loans

2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Performing Loans	Total Non-Accrual Loans	Total Loans
Commercial
Pass	$1,520	$-	$279	$1,799	$46,279	$48,078	$-	$48,078
Special Mention	-	-	-	-	121	121	-	121
Substandard	-	-	-	-	5,772	5,772	2	5,774
Total Commercial	$1,520	$-	$279	$1,799	$52,172	$53,971	$2	$53,973
Commercial Real Estate
Pass	$-	$-	$-	$-	$248,132	$248,132	$-	$248,132
Special Mention	1,041	-	-	1,041	2,887	3,928	-	3,928
Substandard	-	815	-	815	1,492	2,307	138	2,445
Total Commercial Real Estate	$1,041	$815	$-	$1,856	$252,511	$254,367	$138	$254,505
Construction
Pass	$-	$-	$-	$-	$3,096	$3,096	$-	$3,096
Total Construction	$-	$-	$-	$-	$3,096	$3,096	$-	$3,096
Construction to Permanent
Pass	$-	$-	$-	$-	$10,627	$10,627	$-	$10,627
Total Construction to Permanent	$-	$-	$-	$-	$10,627	$10,627	$-	$10,627
Residential Real Estate
Pass	$172	$87	$1,553	$1,812	$106,012	$107,824	$-	$107,824
Substandard	-	-	-	-	-	-	719	719
Total Residential Real Estate	$172	$87	$1,553	$1,812	$106,012	$107,824	$719	$108,543
Consumer
Pass	$-	$2	$-	$2	$46,155	$46,157	$-	$46,157
Substandard	-	-	-	-	-	-	7	7
Total Consumer	$-	$2	$-	$2	$46,155	$46,157	$7	$46,164
Total
Pass	$1,692	$89	$1,832	$3,613	$460,301	$463,914	$-	$463,914
Special Mention	1,041	-	-	1,041	3,008	4,049	-	4,049
Substandard	-	815	-	815	7,264	8,079	866	8,945
Grand Total	$2,733	$904	$1,832	$5,469	$470,573	$476,042	$866	$476,908

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Troubled Debt Restructurings

On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to assist customers who may be experiencing financial difficulty. If the borrower is experiencing financial difficulties and a concession has been made, the loan is classified as a troubled debt restructured loan.

During 2015, there were no loans modified as a “troubled debt restructuring”, as compared to two loans totaling $2.4 million that were modified during 2014. At December 31, 2015 and 2014, there were no commitments to advance additional funds under troubled debt restructured loans.

The following table summarizes loans that were modified in troubled debt restructurings during the twelve months ended December 31, 2014:

	Twelve months ended December 31, 2014
		Pre-Modification		Post-Modification
	Number of	Outstanding Recorded	Number of	Outstanding Recorded
(dollars in thousands)	Relationships	Investment	Relationships	Investment
Commercial Real Estate	2	$2,439	2	$2,430
Total Troubled Debt Restructurings	2	$2,439	2	$2,430

The following table summarizes loans that were modified in troubled debt restructurings during the twelve months ended December 31, 2013:

	Twelve months ended December 31, 2013
		Pre-Modification		Post-Modification
	Number of	Outstanding Recorded	Number of	Outstanding Recorded
(dollars in thousands)	Relationships	Investment	Relationships	Investment
Construction to permanent	2	4,730	1	991
Total Troubled Debt Restructurings	2	$4,730	1	$991

Substantially all of our troubled debt restructured loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below market rate, an extension of the term of the loan, or a combination of these two methods. These modifications may result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. If the borrower had demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

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

Impaired Loans

Impaired loans consist of non-accrual loans, TDRs, and loans previously classified as TDRs that have been upgraded. The Company’s most recent impairment analysis resulted in identification of $12.9 million of impaired loans, for which specific reserves of $3,000 were required at December 31, 2015, compared to $11.7 million of impaired loans at December 31, 2014, for which specific reserves of $7,000 were required. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments. The $12.9 million of impaired loans at December 31, 2015 was comprised of exposure to 11 borrowers, compared to the $11.7 million of impaired loans at December 31, 2014 which was comprised of exposure to 14 borrowers. In all cases, the Bank has obtained appraisal reports from independent licensed appraisal firms and reduced those values for estimated selling expenses to determine estimated impairment.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

 The following table summarizes impaired loans as of December 31, 2015:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$-	$96	$-
Commercial Real Estate	7,745	8,259	-
Construction	-	287	-
Construction to Permanent	-	-	-
Residential	4,556	5,559	-
Consumer	547	633	-
Total:	$12,848	$14,834	$-

With an allowance recorded:
Consumer	3	3	3
Total:	$3	$3	$3

Commercial	$-	$96	$-
Commercial Real Estate	7,745	8,259	-
Construction	-	287	-
Residential	4,556	5,559	-
Consumer	550	636	3
Total:	$12,851	$14,837	$3

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The following table summarizes impaired loans as of December 31, 2014:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$2	$104	$-
Commercial Real Estate	7,398	8,249	-
Construction to Permanent	-	-	-
Residential	3,764	3,793	-
Consumer	553	633	-
Total:	$11,717	$13,511	$-

With an allowance recorded:
Commercial	$-	$-	$-
Commercial Real Estate	-	-	-
Construction	-	-	-
Residential	-	-	-
Consumer	-	7	7
Total:	$-	$7	$7

Commercial	$2	$104	$-
Commercial Real Estate	7,398	8,249	-
Construction	-	732	-
Construction to Permanent	-	-	-
Residential	3,764	3,793	-
Consumer	553	640	7
Total:	$11,717	$13,518	$7

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The following table summarizes additional information regarding impaired loans for the twelve months ended December 31, 2015, 2014 and 2013.

	Tweleve Months Ended December 31
	2015		2014		2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$-	$-	$215	$-	$11	$-
Commercial Real Estate	8,001	373	8,262	342	10,517	295
Construction	-	-	-	-	-	-
Construction to Permanent	-	-	-	-	1,226	-
Residential	3,512	126	4,734	129	8,603	143
Consumer	550	18	575	23	595	14
Total:	$12,063	$517	$13,786	$494	$20,952	$452

With an allowance recorded:
Commercial	$-	$-	$-	$-	$3,646	$-
Commercial Real Estate	-	-	-	-	3,501	-
Construction	-	-	-	-	1,228	-
Construction to Permanent	-	-	-	-	-	-
Residential	-	-	-	-	1,469	-
Consumer	3	-	7	-	2	-
Total:	$3	$-	$7	$-	$9,846	$-

Commercial	$-	$-	$215	$-	$3,657	$-
Commercial Real Estate	8,001	373	8,262	342	14,018	295
Construction	-	-	-	-	1,228	-
Construction to Permanent	-	-		-	1,226	-
Residential	3,512	126	4,734	129	10,072	143
Consumer	553	18	582	23	597	14
Total:	$12,066	$517	$13,793	$494	$30,798	$452

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Note 5.	Premises and Equipment

At December 31, 2015 and 2014, premises and equipment consisted of the following:

(in thousands)	2015	2014

Leasehold improvements	$3,326	$5,150
Furniture, equipment and software	8,251	7,216
Land	12,283	10,419
Buildings	11,119	5,797
Construction- in progress	$3,390	4,369
Total Premises and Equipment	38,369	32,951
Less: accumulated depreciation and amortization	(8,948)	(10,594)
Premises and Equipment, net	$29,421	$22,357

For the years ended December 31, 2015, 2014 and 2013, depreciation and amortization expense related to premises and equipment totaled $1.0 million, $1.1 million and $1.2 million respectively.

Note 6.	Deposits

At December 31, 2015 and 2014, deposits consisted of the following:

		Weighted		Weighted
		Average		Average
(in thousands)	2015	Interest Rate	2014	Interest Rate

Non-interest bearing	$85,065	-	$63,398	-

Interest bearing
NOW	28,684	0.02%	26,269	0.01%
Savings	108,658	0.54%	93,790	0.48%
Money market	19,522	0.04%	24,650	0.04%
Time certificates, less than $250,000	139,455	0.60%	187,256	0.79%
Time certificates, $250,000 or more	17,509	0.76%	16,960	0.93%
Brokered Deposits	48,154	0.43%	30,710	0.47%
Total interest bearing	361,982	0.49%	379,635	0.59%
Total Deposits	$447,047	0.40%	$443,033	0.50%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Interest expense on deposits consisted of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Time certificates, less than $250,000	$1,140	$1,838	$3,139
Time certificates, $250,000 or more	157	176	284
Money market	10	15	40
Savings	489	330	350
NOW	4	3	9
Brokered Deposits	216	2	-
	$2,016	$2,364	$3,822

Contractual maturities of time certificates of deposit excluding brokered deposits as of December 31, 2015 are summarized below:

	Balance of Time	Weighted Average
(dollars in thousands)	Certificates of Deposit	Interest Rate

Due within:
1 year	$137,398	0.55%
1-2 years	11,861	1.29%
2-3 years	3,657	0.84%
3-4 years	1,714	0.53%
4-5 years	2,334	0.55%
	$156,964	0.61%

Note 7.	Borrowings

Federal Home Loan Bank borrowings

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2015, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities and loans segregated as collateral for the FHLB. The additional amount available under this agreement as of December 31, 2015 was $11.9 million. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. In addition, the Company has a $2.0 million available line of credit with the FHLB. At December 31, 2015 and 2014, there were no advances outstanding under this line of credit. During 2015, the Bank took additional FHLB advances to increase liquidity for anticipated loan growth.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

At December 31, 2015 and 2014, outstanding advances from the FHLB aggregated $132.0 million and $120.0 million respectively. The advances outstanding at December 31, 2015 had maturities ranging from thirty days to four months with fixed rates ranging from 41 basis points to 50 basis points. Advances are typically entered into at discounted rates during the FHLB “loan sales” and are structured with terms to meet balance sheet management needs. The FHLB borrowings collateral is mixture of real estate loans and securities with book value of $227.9 million.

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

The subordinated debentures of $8.2 million are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust provides a full and unconditional guarantee of the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.75% at December 31, 2015), mature on March 26, 2033. Beginning in the second quarter of 2009, the Company deferred quarterly interest payments on the subordinated debentures for 20 consecutive quarters as permitted under the terms of the debentures. Interest was still being accrued and charged to operations. The Company made a payment of approximately $1.6 million in June 2014, and brought the debt current as of that date and the Company deferred quarterly interest payments on the subordinated debentures for next 20 consecutive quarters as permitted under the terms of the debentures. The Company deferred interest payments in the subsequent quarters. As of December 31, 2015, the accrued interest payable was approximately $430,000 for Trust preferred.

The duration of the trust is 30 years, with an early redemption feature at the Company’s option on a quarterly basis.

Note Payable

In September 2015 the Company executed a $2.0 million Note Payable for the purchase of its Fairfield branch, which had formerly been leased. The note has a ten-year term and bears interest at a fixed rate of 1.75%. The Company makes interest and principal payments monthly. The note is secured by a first Mortgage Deed and Security Agreement on a purchase property.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Maturity of borrowings

The contractual maturities of the Company’s borrowings at December 31, 2015, by year, are as follows:

(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total

FHLB Borrowings	$132,000	-	-	-	-	-	$132,000
Subordinated Note	-	-	-	-	-	8,248	8,248
Note Payable	170	189	192	195	199	994	1,939
Total borrowings	$132,170	$189	$192	$195	$199	$9,242	$142,187

Note 8.	Commitments and Contingencies

Operating leases

The Company has non-cancelable operating leases for seven of its branch banking offices and for administrative and operational activities, which expire on various dates through 2024. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. The last potential year the leases can be extended through is 2024. Under these lease agreements, the Company is required to pay certain operating costs such as insurance and property taxes. The Company also leases certain equipment under cancelable and non-cancelable arrangements.

Future minimum rental commitments under the terms of these leases by year and in the aggregate, are as follows:

Years Ending	Amount
December 31,	(in thousands)

2016	$932
2017	357
2018	159
2019	138
2020	62
Thereafter	262
$1,910

Total rental expense, which is charged to operations on a straight line basis, for cancelable and non-cancelable operating leases was $1.1 million, $1.6 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. During 2015 and 2014, the Company leased excess space on rental properties and recognized rental income of $402,000 and $355,000 for the year ended December 31, 2015 and December 31, 2014, respectively. Income from subleases included in non-interest expense was $71,000 for the year ended December 31, 2013. As of December 31, 2015, future minimum rentals to be received under non-cancelable subleases were $2.2 million.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Employment Agreements

The Company has a severance agreement for each of the Executive Vice Presidents that provides for severance equal to 12 months of current salary if the EVP is terminated within 12 months of a change of control of Patriot. The Company also has an employment agreement with Chief Executive officer that has been extended through March 2017.

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

Note 9.	Income Taxes

The table below presents the components of our federal and state income tax benefit for 2015, 2014, and 2013.

Federal and State Income Tax Expense (Benefit)

(in thousands)	Year Ended December 31,
	2015	2014	2013

Current
Federal	$313	$-	$-
State	(38)	268	(21)
Total	275	268	(21)

Deferred
Federal	789	(15,140)	(318)
State	294	122	-
Total	1,083	(15,018)	(318)

Benefit for income taxes	$1,358	$(14,750)	$(339)

The income tax benefit for 2014 is due to the release of the majority of the valuation allowance against the net deferred tax assets during 2014.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The table below presents reconciliation between our federal statutory income tax rate and our effective tax rate for 2015, 2014, and 2013.

Reconciliation of Statutory to Effective Tax Rate

	Year Ended December 31,
(in thousands)	2015	2014	2013

Income taxes at statutory Federal rate	$1,190	$326	$(2,593)
State taxes, net of Federal benefit	169	48	(21)
Nondeductible expenses	10	175	6
Change in cash surrender value of life insurance	-	-	(178)
Taxes on BOLI income	-	1,701	-
Valuation allowance	-	(16,812)	-
Tangible Property Review IRC Sec 481(a)	-	(644)
Current Year Change in valuation allowance	-	(39)	2,447
Other	(11)	495	-
Total Expense (benefit) for income taxes	$1,358	$(14,750)	$(339)

In 2015, our effective tax rate is 38.8 % compare to (1538%) in 2014, which is different from the statutory rate of 34% due to the release of the valuation allowance against our net deferred tax assets during 2014. In 2013, our effective tax rate differs from the statutory rate due to the valuation allowance on the entire net deferred tax assets and the recognition of uncertain tax positions.

Deferred Tax Assets and Liabilities

In September 2014, we released a portion of our valuation allowance previously recorded on the net deferred tax asset. Deferred tax assets are created when expenses are recognized for financial reporting purposes prior to the corresponding recognition of expenses for tax reporting purposes; and/or income is recognized for tax reporting purposes prior to the corresponding recognition of income for financial reporting purposes.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The table below presents the balance of significant deferred tax assets, liabilities, and the valuation allowance at December 31, 2015, 2014 and 2013.

(in thousands)	2015	2014	2013

Deferred tax assets (liabilities):
Allowance for loan losses	$2,042	$1,918	$2,213
Nonaccrual interest	1,467	1,508	1,474
Depriciation of premises and equipment	541	523	1,276
Accrued expenses	106	292	376
Share-based Compensation	161	-	-
OREO Writedowns	63	63	-
Capital loss carryover	-	572	572
State NOL carryforward benefit	3,235	3,435	3,613
Federal NOL carryforward benefit	16,303	17,372	18,427
NOL write-off for § 382 Limitation	(10,382)	(10,382)	(10,382)
Federal AMT benefit estimate	136	-	-
Unrealized loss AFS	96	176	462
Other	(5)	21	37
Gross deferred tax assets	13,763	15,498	18,068
Valuation allowance	-	(572)	(18,068)
Deferred tax assets, net of valuation allowance	13,763	14,926	-
Deferred tax asset, net	$13,763	$14,926	$-

At December 31, 2015, the Bank had federal net operating loss carry forwards of $17.4 million and state net operating loss carry forwards of $65.0 million to offset future taxable income that will expire over various periods beginning 2029 through 2032.

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

December 31, 2015, 2014 and 2013

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

At December 31, 2015 the Bank had no unrecognized tax benefits. The Bank does not expect the total amount of unrecognized tax benefits to significantly change over the next twelve months.

Note 10.	Cash Surrender Value of Life Insurance

The Bank had an investment in, and was the beneficiary of, life insurance policies. The purpose of these life insurance investments was to provide income through the appreciation in the cash surrender value of the policies on the lives of certain officers, directors and employees of the Bank. During 2014, the Bank’s policy was liquidated. Accordingly, the policy had no cash surrender value at December 31, 2015 and 2014. Income earned on these life insurance policies aggregated $0, $439,000 and $523,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in non-interest income. The Bank liquidated its BOLI policies in December 2014 and used the proceeds to purchase residential mortgage loans which had higher yields than those provided by the BOLI policies.  During 2014, liquidation of the BOLI policies resulted in one time charges of $455,000 to non-interest income, $437,000 to non-interest expense and $1.7 million to provision for income taxes.

Note 11.	Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive to directors and employees of the Company by the grant of options, restricted stock awards or phantom stock units. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. As of December 31, 2015, 2,873,084 shares of stock remain available for issuance under the Plan. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the Plan. The Compensation Committee shall make terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants are available to directors and employees and vest in quarterly or annual installments over a three, four or five year period from the date of grant. The Compensation Committee accelerated the vesting of the initial grant of restricted stock in 2012, whereby the first year of the tranche vested immediately. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis. During the twelve months ended December 31, 2015, the Company issued 12,700 shares of restricted stock grants to directors and employees under the 2012 Stock Plan. In accordance with the terms of the Plan, 4,039 shares were forfeited during the same period. All restricted Stock awards are non- participating grants.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

For the years ended December 31, 2015, 2014 and 2013, the Company recorded $461,000, $275,000 and $131,000 of total stock-based compensation, respectively. During 2015, the Company issued 5,000 shares of restricted stock to employees, 7,700 shares of restricted stock issued to directors and no options were granted or exercised. During 2014, the Company issued 68,814 shares of restricted stock to employees, 4,744 shares of restricted stock issued to directors and no options were granted or exercised. In 2013, the Company awarded 32,964 shares of restricted stock to employees, there were no shares of restricted stock issued to directors and no options were granted or exercised.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2015, and changes therein during the period then ended.

	Number of Shares Awarded (1)	Weighted Average Grant Date Fair Value (1)

Non-vested at December 31, 2012	4,456	$17.30
2013 Granted	32,964	12.40
Vested	(9,238)	14.10
Non-vested at December 31, 2013	28,182	$12.60
2014 Granted	73,558	13.21
Vested	(22,532)	11.76
Non-vested at December 31, 2014	79,208	$12.79
2015 Granted	12,700	16.85
Vested	(32,015)	13.14
Forfeited	(4,039)	14.36
Non-vested at December 31, 2015	55,854	$12.83

(1) On March 4, 2015, the Company affected a 1-for- 10 reverse stock split. All Restricted Stock Units outstanding included in the table above has been restated to give effect to the reverse stock split. These Restricted Stock Units are included in the calculation of diluted Earnings Per Share.

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2015, is $748,000 over an average period of 2.44 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Note 12.	Shareholders’ Equity

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

Income (loss) Per Share

The Company is required to present basic income (loss) per share and diluted income (loss) per share in its consolidated statements of operations. Basic income (loss) per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding restricted stocks and would be determined using the treasury stock method. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income (loss) per share.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The Company had no outstanding stock options. The following tables represent information about the computation of basic and diluted loss per share for the years ended December 31, 2015, 2014 and 2013:

	2015
	Net	Weighted Average	Per Share
	Income	Common Shares O/S	Amount

Basic Earning Per Share	$2,143,000	3,924,618	$0.55

Effect of Anti Dilutive Securities
Non-vested Restricted Stock Grants	N/A	-	N/A

Diluted Earnings Per Share	$2,143,000	3,924,618	0.55

	2014
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S (1)	Amount (1)

Basic Earning Per Share	$15,709,000	3,850,042	$4.08

Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	26,745	N/A

Diluted Earnings Per Share	$15,709,000	3,876,787	4.05

	2013
	Net	Weighted Average	Per Share
	Loss	Common Shares O/S (1)	Amount (1)
Basic Loss Per Share

Loss attributable to common shareholders	$(7,289,000)	3,842,353	$(1.90)

Effect of Anti Dilutive Securities	N/A	N/A	N/A
Non-vested Restricted Stock Grants

Diluted Loss Per Share	$(7,289,000)	3,842,353	(1.90)

(1) On March 4, 2015, the Company affected a 1-for-10 reverse stock split. All common stock and per share data for year 2014 and 2013, have been restated to give effect to the reverse stock split.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Note 13.	401(k) Savings Plan

The Company offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. The Company may make discretionary matching contributions of 50% of the first 6% of the participants’ salary to the 401(k) Plan after completing 6 consecutive month(s) of service or 500 hours from date of employment. Participants are immediately vested in their contributions and the Company’s contributions. The Company contributed approximately $143,000, $132,000 and $130,000 to the 401(k) Plan in 2015, 2014 and 2013, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2015 and December 2014:

(in thousands)	2015	2014
Commitments to extend credit:
Future loan commitments	$14,912	$19,734
Home equity lines of credit	25,588	23,608
Unused lines of credit	22,497	33,923
Undisbursed construction loans	21,337	6,071
Financial standby letters of credit	1,882	1,125
	$86,216	$84,461

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include residential and commercial property, deposits and securities. The bank has established a reserve of $5,000 as of December 31, 2015 and December 31, 2014, respectively.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Note 15.	Regulatory and Operational Matters

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

State and Federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by the Company. Beginning January 1, 2015, Federal banking agencies impose four minimum capital requirements on the Company's risk-based capital ratios based on total capital, Tier 1 capital, CET 1 capital, and a leverage capital ratio. The risk-based capital ratios measure the adequacy of a bank's capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for "prompt corrective action" or other regulatory enforcement action. In assessing a bank's capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level or earnings; concentrations of credit; quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management's overall ability to monitor and control risks.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Under the regulatory framework for prompt correction action, to be considered “well capitalized,” an institution must generally have a leverage capital ratio of at least 5.0%, Common Equity Tier 1 capital ratio at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0% and a total risk-based capital ratio of at least 10%. However, the OCC has the discretion to require increased capital ratios, and dividend restrictions in 2013, 2014 and 2015.

Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain a “well capitalized” classification.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2015 and 2014 were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2015
The Company:

Tier 1 Leverage Capital (to Average Assets)	$59,595	9.77%	$24,401	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	51,595	10.04%	23,119	4.50%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	59,595	11.60%	30,826	6.00%	N/A	N/A
Total Capital (to Risk Weighted Assets)	64,845	12.62%	41,101	8.00%	N/A	N/A

The Bank:

Tier 1 Leverage Capital (to Average Assets)	$59,958	9.83%	$24,393	4.00%	$30,491	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	59,958	11.72%	23,029	4.50%	33,265	6.50%
Tier 1 Capital (to Risk Weighted Assets)	59,958	11.72%	30,706	6.00%	40,941	8.00%
Total Capital (to Risk Weighted Assets)	65,207	12.74%	40,941	8.00%	51,177	10.00%

2014
The Company:

Total Capital (to Risk Weighted Assets)	$63,142	14.08%	$35,884	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,218	12.98%	17,942	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	58,218	9.62%	24,210	4.00%	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$63,151	14.08%	$35,891	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	58,227	12.98%	17,946	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	58,227	9.63%	24,198	4.00%	N/A	N/A

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Note 16.	Related Party Transactions

In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. There were no loans outstanding to such related parties during 2015 and 2014.

Related party deposits aggregated approximately $3.3 million and $2.8 million as of December 31, 2015 and 2014, respectively.

Payments made to affiliates aggregated approx $15,000 and $34,000 for referral fee services and commission paid as per the contract for the year ended 2015 and 2014, respectively. Additionally we accrued $25,000 for the payments to related party and subsequently paid in January 2016.

Note 17.	Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, was as follows:

(in thousands)	2015
	Before Tax		Net of Tax
	Amount	Tax Effect	Amount

Unrealized holding gains arising during the period	$205	$(80)	$125

	2014
	Before Tax		Net of Tax
	Amount	Tax Effect	Amount

Unrealized holding gains arising during the period	$734	$176	$910

	2013
	Before Tax		Net of Tax
	Amount	Tax Effect	Amount

Unrealized holding losses arising during the period	$(569)	$-	$(569)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Note 18.	Fair Value and Interest Rate Risk

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

Available-for-Sale Securities: The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted prices.

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

December 31, 2015, 2014 and 2013

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The following table details the financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in	Significant	Significant
(in thousands)	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015

U.S. Government agency bonds	$-	4,954	-	4,954
U.S. Government agency mortgage-backed securities	-	13,413	-	13,413
Corporate bonds	-	9,010	-	9,010
Subordinate notes	-	2,000	-	2,000
Securities available for sale	$-	$29,377	$-	$29,377

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014

U.S. Government agency bonds	$-	$7,409	$-	$7,409
U.S. Government agency mortgage-backed securities	-	17,337	-	17,337
Corporate bonds	-	8,936	-	8,936
Securities available for sale	$-	$33,682	$-	$33,682

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The following table reflects assets measured at fair value on a non-recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant	Significant
(in thousands)	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Balance
Asset Description	(Level 1)	(Level 2)	(Level 3)
December 31, 2015

Impaired loans	$-	$-	$363	$363

December 31, 2014

Impaired loans	$-	$-	$859	$859

(dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average )

December 31, 2015

Impaired loans	$363	Appraised Value of Collateral (1)	Liquidation Costs (2)	8%			(8%)	(3)

December 31, 2014

Impaired loans	$859	Appraised Value of Collateral (1)	Liquidation Costs (2)	8%	-	22%	(13%)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

The estimated fair value amounts have been measured as of December 31, 2015 and December 31, 2014 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at December 31, 2015 and 2014:

		December 31, 2015		December 31, 2014
(in thousands)	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,588	$2,588	$2,095	2,095
Interest-bearing deposits due from banks	Level 1	82,812	82,812	71,163	71,163
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,075	2,075	2,058	2,058
Federal Home Loan Bank stock	Level 2	6,570	6,570	6,628	6,628
Loans receivable, net	Level 3	479,127	478,160	471,984	476,631
Accrued interest receivable	Level 2	2,010	2,010	1,918	1,918

Financial Liabilities:
Demand deposits	Level 2	$85,065	$85,065	$63,398	$63,398
Savings deposits	Level 2	108,658	108,658	93,790	93,790
Money market deposits	Level 2	19,522	19,522	24,650	24,650
NOW accounts	Level 2	28,684	28,684	26,269	26,269
Time deposits	Level 2	156,964	156,363	204,216	204,262
Brokered Deposits	Level 1	48,154	48,062	30,710	30,710
FHLB Borrowings	Level 2	132,000	131,903	120,000	120,000
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Note Payable	Level 3	1,939	1,904	-	-
Accrued interest payable	Level 2	532	532	167	167

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Off-balance-sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2015 and 2014. The estimated fair value of fee income on letters of credit at December 31, 2015 and 2014 was insignificant.

Note 19.	Restructuring Charges and Asset Disposals

The Company recorded no restructuring charges for the twelve months ended December 31, 2015 and 2014, compared to $522,000 in the same period ending 2013. These costs are included in restructuring charges and asset disposals in the Consolidated Statements of Operations. The $522,000 of restructuring charges consisted of workforce reduction related charges of $643,000 partially offset by $121,000 reduction in existing restructuring reserves related to lease liability costs.

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

There were no remaining restructuring reserves at December 31, 2015 and December 31, 2014.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Note 20.	Condensed Parent Company Only Financial Statements

The following represent the condensed parent company only balance sheets at December 31, 2015 and 2014, and condensed statements of operations and cash flows for the years ended December 31, 2015, 2014, and 2013.

CONDENSED BALANCE SHEETS
December 31, 2015 and 2014

(in thousands)
	2015	2014
ASSETS
Cash and due from banks	$40	$395
Investment in subsidiaries	70,141	67,050
Other assets	221	231
Total assets	$70,402	$67,676

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	8,248	8,248
Accrued expenses and other liabilities	690	693
Shareholders' equity	61,464	58,735
Total liabilities and shareholders' equity	$70,402	$67,676

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2015, 2014 and 2013

(in thousands)	2015	2014	2013
Revenues
Dividends from subsidiary bank	$-	$-	$-
Total revenue	-	-	-

Expenses
Interest on subordinated debt	294	438	293
Other expenses	528	157	395
Total expenses	822	595	688

Loss before equity in undistributed net loss of subsidiaries	(822)	(595)	(688)

Equity in undistributed net income (loss) of subsidiaries	2,965	16,304	(6,601)

Net Income (loss)	$2,143	$15,709	$(7,289)

Total Other comprehensive income (loss)	$2,268	$16,619	$(7,858)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013

(in thousands)	2015	2014	2013

Cash Flows from Operating Activities
Net Income (loss)	$2,143	$15,709	$(7,289)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Equity in undistributed (income) loss of subsidiaries	(2,965)	(16,304)	6,601
Share-based compensation expense	461	275	131
Change in assets and liabilities:
Decrease (Increase) in other assets	9	(30)	85
(Decrease) increase in accrued expenses and other liabilities	(3)	(1,084)	323
Net cash (used in) operating activities	(355)	(1,434)	(149)

Cash Flows from Investing Activities
Net investment provided by (used in) bank subsidiary	-	95	(500)
Net cash provided by (used in) investing activities	-	95	(500)

Net decrease in cash and cash equivalents	(355)	(1,339)	(649)

Cash and cash equivalents at beginning of year	395	1,734	2,383

Cash and cash equivalents at end of year	$40	$395	$1,734

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$-	$1,704	$-

Accrued dividends declared on common stock	$-	$-	$-

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2015, 2014 and 2013

Note 21.	Subsequent Event

Compensatory Arrangements of Certain Officers

On January 4, 2016, Patriot and Kenneth T. Neilson, President and Chief Executive Officer of Patriot (“Neilson”), mutually agreed to extend the term of that certain Employment Agreement, dated as of March 18, 2013, by and among Patriot and Neilson, as amended by that certain Letter Agreement, dated as of February 3, 2014, by and among Patriot and Neilson, and as further amended by that certain Letter Agreement, dated as of January 21, 2015, by and among Patriot and Neilson (collectively, the “Employment Agreement”), for an additional one-year period from March 17, 2016 (the “Renewal Date”) through March 17, 2017. Further information is available in the 8K submitted on January 8, 2016.

Restricted Stock Awards to all Employees

The Company expanded its stock ownership family by granting each of full time and part time non executive employees, as of December 31, 2015, an ownership stake in the community bank. Each Patriot Bank non executive employee has been granted 100 shares of stock in the publicly traded company on January 4, 2016 at the stock price of $15.50.

There were 87 employees which were granted these shares totaling to 8,700 non- participating restricted stock awards. If employees remain employed at Patriot through January 2, 2019, each share of Restricted Stock awarded to them will be converted into non-restricted shares of Patriot’s common stock.

Expected future stock award expense related to the non-vested restricted awards discussed above, is $135,000, over next three years, accrued monthly.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot National Bancorp, Inc.
(Registrant)

By:	/s/ Kenneth T. Neilson
Name: Kenneth T. Neilson
Title: President & Chief Executive Officer

Date: March 30, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Kenneth T. Neilson	March 30, 2016
Kenneth T. Neilson	Date
President, Chief Executive Officer and Director

/s/ Neil M. McDonnell	March 30, 2016
Neil M. McDonnell	Date
Executive Vice President and Chief Financial Officer

/s/ Michael A. Carrazza	March 30, 2016
Michael A. Carrazza	Date
Chairman of the Board

Form 10 K – Signatures continued

/s/ Edward Constantino	March 30, 2016
Edward Constantino	Date
Director

/s/ Raymond Smyth	March 30, 2016
Raymond Smyth	Date
Director

/s/ Emile Van den Bol	March 30, 2016
Emile Van den Bol	Date
Director

/s/ Michael Weinbaum	March 30, 2016
Michael Weinbaum	Date
Director