Form 10-Q
period 2016-03-31
PATRIOT NATIONAL BANCORP INC
filed 2016-05-16
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016

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

Common stock, $0.01 par value per share, 3,956,207 shares outstanding as of the close of business May 13, 2016.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015

	(in thousands, except shares and per share amounts)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$2,931	$2,588
Interest bearing deposits	64,075	82,812
Total cash and cash equivalents	67,006	85,400

Securities:
Available for sale securities, at fair value (Note 2)	28,735	29,377
Other Investments	4,450	4,450
Federal Reserve Bank stock, at cost	2,099	2,075
Federal Home Loan Bank stock, at cost	6,570	6,570
Total securities	41,854	42,472
Loans receivable (net of allowance for loan losses: 2016: $5,247 2015: $5,242) (Note 3)	479,936	479,127
Accrued interest and dividends receivable	2,075	2,010
Premises and equipment, net	29,790	29,421
Deferred tax asset (Note 6)	13,354	13,763
Other assets	1,740	1,338
Total assets	$635,755	$653,531

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Note 4):
Noninterest bearing deposits	$79,483	$85,065
Interest bearing deposits	346,154	361,982
Total deposits	425,637	447,047
Federal Home Loan Bank borrowings (Note 8)	134,900	132,000
Junior subordinated debt owed to unconsolidated trust (Note 8)	8,248	8,248
Note Payable (Note 8)	1,893	1,939
Accrued expenses and other liabilities	2,771	2,833
Total liabilities	573,449	592,067

Shareholders' equity (Note 7)
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2016: 3,957,377 shares issued; 3,956,207 shares outstanding. 2015 : 3,957,377 shares issued; 3,956,207 shares outstanding	40	40
Additional paid-in capital	106,722	106,568
Accumulated deficit	(44,179)	(44,832)
Less: Treasury stock, at cost: 2016 and 2015, 1,170 shares	(160)	(160)
Accumulated other comprehensive loss	(117)	(152)
Total shareholders' equity	62,306	61,464
Total liabilities and shareholders' equity	$635,755	$653,531

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Interest and Dividend Income
Interest and fees on loans	$5,840	$5,546
Interest on investment securities	142	116
Dividends on investment securities	86	57
Other interest income	41	29
Total interest and dividend income	6,109	5,748

Interest Expense
Interest on deposits	473	529
Interest on Federal Home Loan Bank borrowings	121	71
Interest on subordinated debt	82	71
Interest on other borrowings	8	-
Total interest expense	684	671
Net interest income	5,425	5,077
Provision for Loan Losses	-	250
Net interest income after provision for loan losses	5,425	4,827

Non-Interest Income
Loan application, inspection & processing fees	67	50
Fees and service charges	151	174
Rental Income	103	88
Other income	89	82
Total non-interest income	410	394

Non-Interest Expense
Salaries and benefits	2,550	2,344
Occupancy and equipment expense	780	955
Data processing expense	285	250
Advertising and promotional expenses	117	50
Professional and other outside services	409	569
Loan administration and processing expenses	8	22
Regulatory assessments	147	154
Insurance expense	55	81
Material and communications	93	81
Other operating expenses	320	225
Total non-interest expense	4,764	4,731
Income before income taxes	1,071	490
Expense for income taxes	418	201
Net income	$653	$289
Basic income per share	$0.17	$0.07
Diluted income per share	$0.16	$0.07

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income	$653	$289
Other comprehensive income :
Unrealized holding gains on securities, net of taxes of $21 and $104 respectively:	35	163
Total Other comprehensive income	35	163
Total comprehensive income	$688	$452

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except shares)						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Stock	Loss	Total

Three months ended March 31, 2016

Balance at December 31, 2015	3,956,207	$40	$106,568	$(44,832)	$(160)	$(152)	$61,464

Net income	-	-	-	653	-	-	653
Unrealized holding gain on available for sale securities, net of taxes	-	-	-	-	-	35	35
Total comprehensive income		-	-	-	-	-	688
Share-based compensation expense	-	-	154	-	-	-	154
Issuance of restricted stock	-	-	-	-	-	-	-
Balance, March 31, 2016	3,956,207	$40	$106,722	$(44,179)	$(160)	$(117)	$62,306

Three months ended March 31, 2015

Balance at December 31, 2014	3,924,192	$39	$106,108	$(46,975)	$(160)	$(277)	$58,735

Net Income	-	-	-	289	-	-	289
Unrealized holding gain on available for sale securities, net of taxes	-	-	-	-	-	163	163
Total comprehensive income		-	-	-	-		452

Share-based compensation expense	-	-	114	-	-	-	114
Issuance of restricted stock	2,940	-	-	-	-	-	-
Balance, March 31, 2015	3,927,132	$39	$106,222	$(46,686)	$(160)	$(114)	$59,301

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2016	2015

	(in thousands)
Cash Flows from Operating Activities:

Net income	$653	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums	32	58
Amortization and accretion of purchase loan premiums and discounts, net	28	127
Provision for loan losses	-	250
Depreciation and amortization	299	246
Share-based compensation	154	114
Deferred income taxes	387	201
Changes in assets and liabilities:
(Increase) decrease in net deferred loan costs	(10)	139
Increase in accrued interest and dividends receivable	(65)	(56)
Increase in other assets	(402)	(132)
Decrease in accrued expenses and other liabilities	(62)	(158)
Net cash provided by operating activities	1,014	1,078

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	666	1,153
(Purchases) redemptions of Federal Reserve Bank stock	(24)	38
Increase in loans	(827)	(22,698)
Purchase of bank premises and equipment, net	(667)	(945)
Net cash used in investing activities	(852)	(22,452)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(21,410)	14,074
Increase in FHLB borrowings	2,900	-
Repayment of Note Payable	(46)	-
Net cash used in financing activities	(18,556)	14,074
Net decrease in cash and cash equivalents	(18,394)	(7,300)
Cash and Cash Equivalents:
Beginning	85,400	73,258
Ending	$67,006	$65,958

Supplemental Disclosures of Cash Flow Information
Interest paid	$630	$586
Income taxes paid	$-	$3

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Financial Statement Presentation

The Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements of Patriot National Bancorp, Inc. (the “Company”) at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Effective March 31, 2016 the Company has reclassified loans secured by 1-4 Family Non-owner occupied real estate to “Residential” from the “Commercial and Industrial” classification. Amounts presented for prior periods have been reclassified for consistency with the current period. See Note 3: Loans Receivable and Allowance for Loan Losses for additional information.

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the previously filed audited financial statements of the Company and notes thereto for the year ended December 31, 2015.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for the remainder of 2016.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 2: Investment Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of available-for-sale securities at March 31, 2016 and December 31, 2015 are as follows:

		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2016:

U.S. Government agency bonds	$5,000	$-	$(11)	$4,989
U. S. Government agency mortgage-backed securities	12,927	-	(78)	12,849
Corporate bonds	9,000	-	(103)	8,897
Subordinated Notes	2,000	-	-	2,000
	$28,927	$-	$(192)	$28,735

December 31, 2015:

U. S. Government agency bonds	$5,000	$-	$(46)	$4,954
U. S. Government agency mortgage-backed securities	13,625	-	(212)	13,413
Corporate bonds	9,000	71	(61)	9,010
Subordinated Notes	2,000	-	-	2,000
	$29,625	$71	$(319)	$29,377

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table presents the gross unrealized loss and fair value of the Company’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at March 31, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2016:

U.S. Government agency bonds	$4,989	$(11)	$-	$-	$4,989	$(11)
U. S. Government agency mortgage - backed securities	2,698	(7)	10,151	(71)	12,849	(78)
Corporate bonds	-	-	8,897	(103)	8,897	(103)
Totals	$7,687	$(18)	$19,048	$(174)	$26,735	$(192)

December 31, 2015:

U. S. Government agency bonds	$4,954	$(46)	$-	$-	$4,954	$(46)
U. S. Government agency mortgage - backed securities	2,863	(42)	10,550	(170)	13,413	(212)
Corporate bonds	-	-	5,939	(61)	5,939	(61)
Totals	$7,817	$(88)	$16,489	$(231)	$24,306	$(319)

At March 31, 2016, ten of eleven available-for-sale securities had unrealized losses of 0.7% from the total amortized cost. At December 31, 2015, ten out of eleven available-for-sale securities had unrealized losses of 1.3% from the total amortized cost.

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

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on U.S. Government agency debt, corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it will not be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The amortized cost and fair value of available-for-sale debt securities at March 31, 2016 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. The actual maturities will also differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

(in thousands)
	Amortized Cost	Fair Value
Maturity:
Due after five years through ten years	$16,000	$15,886
U.S. Government agency mortgage-backed securities	12,927	12,849
Total	$28,927	$28,735

At March 31, 2016 and December 31, 2015, securities of $5.2 million and $5.5 million respectively, were pledged with the Federal Reserve Bank of New York primarily to secure municipal deposits.

There were no sales of available-for-sale securities in either the three months ended March 31, 2016 or the three months ended March 31, 2015.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 3: Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at March 31, 2016 and December 31, 2015 is as follows:

(in thousands)	March 31,	December 31,
	2016	2015
Commercial and Industrial	$61,027	$59,752
Commercial Real Estate	243,823	245,828
Construction	21,748	15,551
Construction to permanent- CRE	3,638	4,880
Residential	108,111	110,837
Consumer/Other	46,836	47,521
Total Loans	485,183	484,369
Allowance for loan losses	(5,247)	(5,242)
Loans receivable, net	$479,936	$479,127

Amounts presented for December 31, 2015 include $28.2 million of loans secured by 1-4 Family Non-owner Occupied real estate in the Residential category, reclassified from commercial and Industrial for consistency with the March 31, 2016 presentation.

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

Construction Loans – Construction loans are short-term loans (generally up to 18 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. Included in this category are loans to construct single family homes where no contract of sale exists. These loans are based upon the experience and the financial strength of the builder, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by decline in general economic conditions.

Construction to Perm-CRE – One time close of a construction facility converting to an amortizing mortgage loan typically upon an event which would include a certificate of occupancy as well as stabilization defined as cash flow sufficient to support a pre-defined minimum debt coverage ratio as well as other conditions and covenants particular to the loan type. The construction facility would typically carry a floating rate then upon conversion to amortization will reset at a predetermined spread over FHLB with a minimum interest rate.

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

Consumer/ Other Loans – The Company also offers installment loans, credit cards, consumer overdraft and reserve lines of credit to individuals.  Repayments of such loans are often dependent on the personal income of the borrower which may be negatively impacted by adverse changes in economic conditions. The Company does not place a high emphasis on originating these types of loans.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months and ended March 31, 2016. The following table also details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)

Three months ended March 31, 2016	Commercial and Industrial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer/ Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,027	$1,970	$486	$123	$740	$677	$219	$5,242
Charge-offs	-	-	-	-	(5)	-	-	(5)
Recoveries	9	-	-	-	-	1	-	10
Provision	47	(27)	164	(2)	(111)	(69)	(2)	-
Ending Balance	$1,083	$1,943	$650	$121	$624	$609	$217	$5,247
Ending balance: individually evaluated for impairment	$737	$-	$-	$-	$-	$2	$-	$739
Ending balance: collectively evaluated for impairment	346	1,943	650	121	624	607	217	4,508
Total Allowance for Loan Losses	$1,083	$1,943	$650	$121	$624	$609	$217	$5,247

March 31, 2016

Total Loans ending balance	$61,027	$243,823	$21,748	$3,638	$108,111	$46,836	$-	$485,183

Ending balance: individually evaluated for impairment	$2,977	$8,521	$-	$-	$4,535	$548	$-	$16,581

Ending balance: collectively evaluated for impairment	$58,050	$235,302	$21,748	$3,638	$103,576	$46,288	$-	$468,602

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth activity in our allowance for loan losses, by loan type, for the three months and ended March 31, 2015. The following table also details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment.

(in thousands)
Three months ended March 31, 2015	Commercial and Industrial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer/ Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,918	$1,419	$63	$215	$831	$478	$-	$4,924
Charge-offs	-	-	-	-	(3)	(7)	-	(10)
Recoveries	16	-	-	5	-	8	-	29
Provision	(637)	605	159	(29)	(98)	232	18	250
Ending Balance	$1,297	$2,024	$222	$191	$730	$711	$18	$5,193

December 31, 2015
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$3	$-	$3
Ending balance: collectively evaluated for impairment	1,027	1,970	486	123	740	674	219	5,239

Total Allowance for Loan Losses	$1,027	$1,970	$486	$123	$740	$677	$219	$5,242

Total Loans ending balance	$59,752	$245,828	$15,551	$4,880	$110,837	$47,521	$-	$484,369

Ending balance: individually evaluated for impairment	-	7,745	-	-	4,556	550	-	12,851

Ending balance: collectively evaluated for impairment	$59,752	$238,083	$15,551	$4,880	$106,281	$46,971	$-	$471,518

December 31, 2015 loan classifications have been revised to be consistent with the March 31, 2016 categorizations.

The Company monitors the credit quality of its loans receivable in an ongoing manner. Credit quality is monitored by reviewing certain credit quality indicators, including loan to value ratios, debt service coverage ratios and credit scores.

The Company has a risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a risk rating to each loan in their portfolio at origination, which is ratified or modified by the Loan Committee to which the loan is submitted for approval. When the lender learns of important financial developments, the risk rating is reviewed accordingly, and adjusted if necessary. Similarly, the Loan Committee can adjust a risk rating. The Company employs a loan officer whose responsibility is to independently review the ratings annually for all commercial credits over $250,000.

The Company uses an independent third party loan reviewer who performs quarterly reviews of a sample of loans, validating the Company’s risk ratings assigned to such loans. Any upgrades or downgrades to classified loans must be approved by the Management Loan Committee.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The unpaid principal balances of loans on nonaccrual status and considered impaired were $5.4 million at March 31, 2016 and $1.6 million at December 31, 2015. If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded approximately $139,000 of additional income during the quarter ended March 31, 2016 and $4,000 during the quarter ended March 31, 2015.

The following table sets forth the detail, and delinquency status, of non-accrual loans at March 31, 2016 :

(in thousands)	Non-Accrual Loans

2016	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Non-Accrual Loans
Commercial & Industrial
Pass	$-	$-	$-	$-	$-	$-
Substandard	-	-	2,977	2,977	-	2,977
Total Commercial & Industrial	$-	$-	$2,977	$2,977	$-	$2,977
Commercial Real Estate
Substandard	$-	$-	$840	$840	$-	$840
Total Commercial Real Estate	$-	$-	$840	$840	$-	$840
Residential Real Estate
Substandard	$-	$-	$1,590	$1,590	$-	$1,590
Total Residential Real Estate	$-	$-	$1,590	$1,590	$-	$1,590
Consumer
Substandard	$-	$-	$2	$2	$-	$2
Total Consumer	$-	$-	$2	$2	$-	$2

Total	$-	$-	$5,409	$5,409	$-	$5,409

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

At March 31, 2016, 5 loans were on non-accrual status totaling $5.4 million, representing 4 relationships. For these 5 loans a specific reserve of $739,000 has been established.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail, and delinquency status, of non-accrual loans and past due loans at December 31, 2015:

(in thousands)	Non-Accrual Loans

2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More past due	Total Past Due	Current	Total Non-Accrual Loans
Commercial & Industrial
Pass	$-	$-	$-	$-	$-	$-
Substandard	-	-	-	-	-	-
Total Commercial & Industrial	$-	$-	$-	$-	$-	$-
Commercial Real Estate
Substandard	$-	$-	$-	$-	$-	$-
Total Commercial Real Estate	$-	$-	$-	$-	$-	$-
Residential Real Estate
Substandard	$-	$-	$1,590	$1,590	$-	$1,590
Total Residential Real Estate	$-	$-	$1,590	$1,590	$-	$1,590
Consumer/ Other
Substandard	$-	$-	$3	$3	$-	$3
Total Consumer / Other	$-	$-	$3	$3	$-	$3

Total	$-	$-	$1,593	$1,593	$-	$1,593

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at March 31, 2016.

(in thousands)	Performing (Accruing) Loans

2016	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Performing Loans	Total Non-Accrual Loans	Total Loans
Commercial & Industrial
Pass	$-	$-	$-	$-	$58,045	$58,045	$-	$58,045
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	5	5	2,977	2,982
Total Commercial & Industrial	$-	$-	$-	$-	$58,050	$58,050	$2,977	$61,027
Commercial Real Estate
Pass	$5,750	$-	$-	$5,750	$230,306	$236,056	$-	$236,056
Special Mention	-	624	-	624	4,658	5,282	-	5,282
Substandard	-	-	-	-	1,645	1,645	840	2,485
Total Commercial Real Estate	$5,750	$624	$-	$6,374	$236,609	$242,983	$840	$243,823
Construction
Pass	$-	$-	$-	$-	$21,748	$21,748	$-	$21,748
Total Construction	$-	$-	$-	$-	$21,748	$21,748	$-	$21,748
Construction to Permanent
Pass	$-	$-	$-	$-	$3,638	$3,638	$-	$3,638
Total Construction to Permanent	$-	$-	$-	$-	$3,638	$3,638	$-	$3,638
Residential Real Estate
Pass	$-	$-	$-	$-	$106,521	$106,521	$-	$106,521
Substandard	-	-	-	-	-	-	1,590	1,590
Total Residential Real Estate	$-	$-	$-	$-	$106,521	$106,521	$1,590	$108,111
Consumer/ Other
Pass	$3	$-	$-	$3	$46,831	$46,834	$2	$46,836
Total Consumer/ Other	$3	$-	$-	$3	$46,831	$46,834	$2	$46,836
Total
Pass	$5,753	$-	$-	$5,753	$467,089	$472,842	$2	$472,844
Special Mention	-	624	-	624	4,658	5,282	-	5,282
Substandard	-	-	-	-	1,650	1,650	5,409	7,059
Grand Total	$5,753	$624	$-	$6,377	$473,397	$479,774	$5,409	$485,183

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at December 31, 2015.

(in thousands)	Performing (Accruing) Loans

2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More past due	Total Past Due	Current	Total Performing Loans	Total Non-Accrual Loans	Total Loans
Commercial & Industrial
Pass	$43	$605	$520	$1,168	$55,600	$56,768	$-	$56,768
Special Mention	-	-	-	-	-	-	-	-
Substandard	2,977	-	-	2,977	7	2,984	-	2,984
Total Commercial & Industrial	$3,020	$605	$520	$4,145	$55,607	$59,752	$-	$59,752
Commercial Real Estate
Pass	$-	$-	$-	$-	$237,996	$237,996	$-	$237,996
Special Mention	-	-	-	-	5,322	5,322	-	5,322
Substandard	840	-	-	840	1,670	2,510	-	2,510
Total Commercial Real Estate	$840	$-	$-	$840	$244,988	$245,828	$-	$245,828
Construction
Pass	$-	$-	$-	$-	$15,551	$15,551	$-	$15,551
Total Construction	$-	$-	$-	$-	$15,551	$15,551	$-	$15,551
Construction to Permanent
Pass	$-	$-	$-	$-	$4,880	$4,880	$-	$4,880
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Construction to Permanent	$-	$-	$-	$-	$4,880	$4,880	$-	$4,880
Residential Real Estate
Pass	$154	$87	$1,517	$1,758	$107,489	$109,247	$-	$109,247
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1,590	1,590
Total Residential Real Estate	$154	$87	$1,517	$1,758	$107,489	$109,247	$1,590	$110,837
Consumer/ Other
Pass	$309	$2	$9	$320	$47,198	$47,518	$-	$47,518
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	3	3
Total Consumer/ Other	$309	$2	$9	$320	$47,198	$47,518	$3	$47,521
Total
Pass	$506	$694	$2,046	$3,246	$468,714	$471,960	-	$471,960
Special Mention	-	-	-	-	5,322	5,322	-	5,322
Substandard	3,817	-	-	3,817	1,677	5,494	1,593	7,087
Grand Total	$4,323	$694	$2,046	$7,063	$475,713	$482,776	$1,593	$484,369

December 31, 2015 loan balances have been reclassified to be consistent with the March 31, 2016 presentation, (See Note 3.)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Impaired Loans

Impaired loans consist of non-accrual loans, TDRs, and loans previously classified as TDRs that have been upgraded. The Company’s most recent impairment analysis resulted in identification of $16.6 million of impaired loans, for which specific reserves of $739,000 were required at March 31, 2016, compared to $12.9 million of impaired loans at December 31, 2015, for which specific reserves of $3,000 were required. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged-off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

Troubled Debt Restructurings

On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to assist customers who may be experiencing financial difficulty. If the borrower is experiencing financial difficulties and a concession has been made, the loan is classified as a troubled debt restructured loan.

For the three months ended March 31, 2016 and 2015, there were no loans modified as a “troubled debt restructuring”. At March 31, 2016 and December 31, 2015, there were no commitments to advance additional funds under troubled debt restructured loans.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table summarizes impaired loans by loan portfolio class as of March 31, 2016:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Industrial	$-	$96	$-
Commercial Real Estate	8,521	9,027	-
Construction	-	287	-
Residential	4,535	5,538	-
Consumer/ Other	546	632	-
Other	-	-	-
Total:	$13,602	$15,580	$-

With an allowance recorded:
Commercial & Industrial	$2,977	$2,977	$737
Commercial Real Estate	-	-	-
Construction	-	-	-
Residential	-	-	-
Consumer/ Other	2	2	2
Total:	$2,979	$2,979	$739

Commercial & Industrial	$2,977	$3,073	$737
Commercial Real Estate	8,521	9,027	-
Construction	-	287	-
Residential	4,535	5,538	-
Consumer/ Other	548	634	2
Total:	$16,581	$18,559	$739

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table summarizes impaired loans by loan portfolio class as of December 31, 2015:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Industrial	$-	$96	$-
Commercial Real Estate	7,745	8,259	-
Construction	-	287	-
Construction to Permanent	-	-	-
Residential	4,556	5,559	-
Consumer/ Other	547	633	-
Total:	$12,848	$14,834	$-

With an allowance recorded:
Consumer	3	3	3
Total:	$3	$3	$3

Commercial & Industrial	$-	$96	$-
Commercial Real Estate	7,745	8,259	-
Construction	-	287	-
Residential	4,556	5,559	-
Consumer/ Other	550	636	3
Total:	$12,851	$14,837	$3

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize additional information regarding impaired loans for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31
	2016		2015

(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial & Industrial	$-	$-	$1	$-
Commercial Real Estate	7,270	91	8,296	95
Residential	4,542	31	3,525	32
Consumer/ Other	546	5	552	4
Total:	$12,358	$127	$12,374	$131

With an allowance recorded:
Commercial & Industrial	$2,977	$-	$-	$-
Commercial Real Estate	-	-	-	-
Residential	-	-	-	-
Consumer/ Other	2	-	2	-
Total:	$2,979	$-	$2	$-

Commercial & Industrial	$2,977	$-	$1	$-
Commercial Real Estate	7,270	91	8,296	95
Residential	4,542	31	3,525	32
Consumer/ Other	548	5	554	4
Total:	$15,337	$127	$12,376	$131

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 4:     Deposits

The following table is a summary of the Company’s deposits at:

	March 31,	December 31,
(in thousands)	2016	2015

Non-interest bearing	$79,483	$85,065

Interest bearing
NOW	28,913	28,684
Savings	120,051	108,658
Money market	19,007	19,522
Time certificates, less than $250,000	128,490	139,455
Time certificates, $250,000 or more	16,520	17,509
Brokered Deposits	33,173	48,154
Total interest bearing	346,154	361,982
Total Deposits	$425,637	$447,047

Note 5: Share-Based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan to provide an incentive to directors and employees of the Company by the granting of options, restricted stock awards or phantom stock units. The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. As of March 31, 2016, 2,815,000 shares of stock remain available for issuance under the Plan. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the Plan. The Compensation Committee shall determine the vesting of restricted stock awards and stock options. Restricted stock grants are available to directors and employees and generally vest in annual installments over a three, four or five year period from the date of grant. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis. During the three months ended March 31, 2016 and March 31, 2015, the Company recorded $154,000 and $114,000 of total stock-based compensation, respectively. During the three months ended March 31, 2016, the Company issued 5,884 shares of restricted stock to directors and 52,200 shares of restricted stock to employees under the 2012 Stock Plan.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares as of March 31, 2016, and changes therein during the period then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	55,854	$12.83
Granted	58,084	15.25
Non-vested at March 31, 2016	113,938	$14.06

Expected future stock award expense related to the non-vested restricted awards as of March 31, 2016, is $1.5 million over an average period of 2.71 years.

The Company had no outstanding stock options at March 31, 2016.

Note 6: Income Taxes

For the three months ended March 31, 2016, the Company recorded income tax expense of $418,000. This compares to income tax expense of $201,000 for the three month ended March 31, 2015. The Company began to recognize income tax expense in the quarter ended December 31, 2014 after the reversal of its deferred tax asset valuation allowance. In the third quarter of fiscal year 2014, the Company released 96.7% of its valuation allowance previously recorded on its net deferred tax assets which resulted in a $16.8 million credit to income tax expense, partially offset by the current income tax expense for the year.

Deferred tax assets decreased $ $408,000 from $13.8 million at December 31, 2015 to $13.4 million at March 31, 2016. This decrease was due to deferred taxes being applied to the tax liability on current year taxable income.

The Company will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 7: Income per share

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

The Company had no outstanding stock options in 2016 and 2015. The following is information about the computation of income per share for the three months ended March 31, 2016 and 2015:

Three months ended March 31, 2016	Net Income	Weighted Average Common Shares Outstanding	Amount

Basic Earnings Per Share	$653,000	3,956,207	$0.17

Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	32,479	N/A

Diluted Earnings Per Share	$653,000	3,988,686	$0.16

Three months ended March 31, 2015	Net Income	Weighted Average Common Shares Outstanding	Amount

Basic Earnings Per Share	$289,000	3,871,849	$0.07

Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	17,895	N/A

Diluted Earnings Per Share	$289,000	3,889,744	$0.07

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 8:    Borrowings

 Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company has the ability to borrow from the FHLB based on a certain percentage of the value of the Company’s qualified collateral, as defined in the FHLB Statement of Products Policy, comprised mainly of mortgage-backed securities and loans segregated as collateral for the FHLB.

At March 31, 2016 and December 31, 2015, outstanding advances from the FHLB aggregated $134.9 million and $132.0 million respectively. The advances outstanding at March 31, 2016 had maturities ranging from six days to fifty-nine months with rates ranging from 2 basis points to 47 basis points. The FHLB borrowings collateral is a mixture of real estate loans and securities with a book value of $213.2 million.

Junior subordinated debt owed to unconsolidated trust

The subordinated debentures of $8.2 million are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. These obligations qualify as Tier 1 capital. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.78% at March 31, 2016), mature on March 26, 2033. Beginning in the second quarter of 2009, the Company deferred quarterly interest payments on the subordinated debentures for 20 consecutive quarters as permitted under the terms of the debentures. Interest is still being accrued and charged to operations. The Company made a payment of approximately $1.6 million in June 2014, and brought the debt current as of that date. Interest payments have subsequently been deferred at the Company’s option, however, interest expense continued to be recorded. At March 31, 2016 interest owed for the subordinated debt was $510,000.

Note Payable

In September 2015, the Company executed a $2.0 million Note Payable for the purchase of its Fairfield, CT branch, which had formerly been leased by the Company. The note has a ten-year term and bears interest at a fixed rate of 1.75%. The Company makes interest and principal payments monthly. The note is secured by a first Mortgage Deed and Security Agreement on the property purchased.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 9: Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available-for-sale securities, is as follows:

	Three Months Ended March 31, 2016
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount

Unrealized holding gains arising during the period	$56	$(21)	$35

	Three Months Ended March 31, 2015
	Before Tax Amount	Tax Effect	Net of Tax Amount

Unrealized holding gains arising during the period	$267	$(104)	$163

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

Financial instruments whose contractual amounts represent credit risk at March 31, 2016 are as follows:

Commitments to extend credit:	(in thousands)
Future loan commitments	$11,758
Home equity lines of credit	25,671
Unused lines of credit	20,880
Undisbursed construction loans	26,845
Financial standby letters of credit	1,882
$87,036

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include residential and commercial property, deposits and securities. The Company has established a reserve of $5,000 as of March 31, 2016 for these commitments which are included in accrued expenses and other liabilities.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 11: Regulatory and Operational Matters

The Company’s and the Bank’s capital and capital ratios at March 31, 2016 and December 31, 2015 were:

			Capital Requirements
	Actual		Minimum		Minimum with Capital Buffer		Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2016

The Company:

Tier 1 Leverage Capital (to Average Assets)	$60,086	9.80%	$24,531	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	52,086	10.03%	23,361	4.50%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	60,086	11.57%	31,148	6.00%	N/A	N/A	N/A	N/A
Total Capital (to Risk Weighted Assets)	65,341	12.59%	41,531	8.00%	N/A	N/A	N/A	N/A

The Bank:

Tier 1 Leverage Capital (to Average Assets)	$61,027	9.95%	$24,544	4.00%	N/A	N/A	$30,679	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	61,027	11.79%	23,296	4.50%	26,531	5.125%	33,649	6.50%
Tier 1 Capital (to Risk Weighted Assets)	61,027	11.79%	31,061	6.00%	34,296	6.625%	41,414	8.00%
Total Capital (to Risk Weighted Assets)	66,282	12.80%	41,414	8.00%	44,650	8.625%	51,768	10.00%

December 31, 2015

The Company:

Total Capital (to Risk Weighted Assets)	$59,595	9.77%	$24,401	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	51,595	10.04%	23,119	4.50%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	59,595	11.60%	30,826	6.00%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Average Assets)	64,845	12.62%	41,101	8.00%	N/A	N/A	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$59,958	9.83%	$24,393	4.00%	N/A	N/A	$30,491	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	59,958	11.72%	23,029	4.50%	N/A	N/A	33,265	6.50%
Tier 1 Capital (to Risk Weighted Assets)	59,958	11.72%	30,706	6.00%	N/A	N/A	40,941	8.00%
Tier 1 Capital (to Average Assets)	65,207	12.74%	40,941	8.00%	N/A	N/A	51,177	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table above. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of March 31, 2016, the Company would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

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

A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial and non-financial instruments not recorded at fair value, are set forth below.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table details the financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

	Quoted Prices in	Significant	Significant
(in thousands)	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
March 31, 2016	(Level 1)	(Level 2)	(Level 3)	March 31, 2016

U.S. Government agency bonds	$-	$4,989	$-	$4,989
U.S. Government agency mortgage- backed securities	-	12,849	-	12,849
Corporate bonds	-	8,897	-	8,897
Subordinated Notes	-	2,000	-	2,000
Securities available for sale	$-	$28,735	$-	$28,735

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable	Balance
	for Identical Assets	Inputs	Inputs	as of
December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015

U.S. Government agency bonds	$-	$4,954	$-	$4,954
U.S. Government agency mortgage- backed securities	-	13,413	-	13,413
Corporate bonds	-	9,010	-	9,010
Subordinated Notes	-	2,000	-	2,000
Securities available for sale	$-	$29,377	$-	$29,377

There were no transfers of assets between levels 1, 2 or 3 as of March 31, 2016 or December 31, 2015. Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following reflects financial assets measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized:

	Quoted Prices in	Significant	Significant
(in thousands)	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Balance
Asset Description	(Level 1)	(Level 2)	(Level 3)
March 31, 2016

Impaired loans	$-	$-	$2,240	$2,240

December 31, 2015

Impaired loans	$-	$-	$363	$363

(dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average )

March 31, 2016

Impaired loans	$2,240	Appriased Value of Collateral (1)	Liquidation Costs (2)	14%	-	23%	(16%)	(3)

December 31, 2015

Impaired loans	$363	Appraised Value of Collateral (1)	Liquidation Costs (2)		8%		(8%)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of March 31, 2016 and December 31, 2015 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at March 31, 2016 and December 31, 2015:

		March 31, 2016		December 31, 2015
(in thousands)	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,931	$2,931	$2,588	$2,588
Interest-bearing deposits due from banks	Level 1	64,075	64,075	82,812	82,812
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,099	2,099	2,075	2,075
Federal Home Loan Bank stock	Level 2	6,570	6,570	6,570	6,570
Loans receivable, net	Level 3	479,936	481,893	479,127	478,160
Accrued interest receivable	Level 2	2,075	2,075	2,010	2,010

Financial Liabilities:
Demand deposits	Level 2	$79,483	$79,483	$85,065	$85,065
Savings deposits	Level 2	120,051	120,051	108,658	108,658
Money market deposits	Level 2	19,007	19,007	19,522	19,522
NOW accounts	Level 2	28,913	28,913	28,684	28,684
Time deposits	Level 2	145,010	144,775	156,964	156,363
Brokered Deposits	Level 1	33,173	33,177	48,154	48,062
FHLB Borrowings	Level 2	134,900	134,900	132,000	131,903
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Note Payable	Level 3	1,893	1,829	1,939	1,904
Accrued interest payable	Level 2	586	586	532	532

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at March 31, 2016 and December 31, 2015. The estimated fair value of fee income on letters of credit at March 31, 2016 and December 31, 2015 was also insignificant.

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

ASU 2016-02: In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor's perspective, the new standard requires a lesser to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessor’s for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

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

Summary

The Company reported net income for the first quarter of 2016 of $653,000 ($0.17 basic and $0.16 diluted income per share) compared to net income of $289,000 ($0.07 basic and diluted income per share) for the quarter ended March 31, 2015. On a pre-tax basis, the Company earned $1.1 million, for the three month period ended March 31, 2016. The pre-tax earnings represent an increase of $581,000, or 119%, over the comparable three month period ended March 31, 2015.

Total assets decreased $17.8 million, or 2.7%, from $653.5 million at December 31, 2015 to $635.8 million at March 31, 2016.

●	Cash and cash equivalents decreased $18.4 million from $85.4 million at December 31, 2015 to $67.0 million at March 31, 2016.
●	The net loan portfolio increased $809,000, or 0.2%, from $479.1 million at December 31, 2015 to $479.9 million at March 31, 2016.
●

Premises and equipment, net increased by $369,000. The increase was primarily due to $253,000 construction in process for two new branches in Westport and Stamford, CT. Equipment increased approximately $134,000 for the purchase of new ITMs –interactive teller machines.

Total liabilities decreased $18.6 million from $592.1 million at December 31, 2015 to $573.5 million at March 31, 2016.

●	Deposits decreased $21.4 million from $447.0 million at December 31, 2015 to $425.6 million at March 31, 2016.
●	Following historical first quarter trends, non-interest bearing deposits declined by $5.5 million.
●	Interest bearing deposits decreased $15.9 million, mostly relating to a broker CD deposit of $15 million that matured in March and was replaced in April.
●	The Company experienced a downtick in money market by $0.5 million and an uptick in savings by $11.3 million, however CD’s declined by $12.0 million.

Equity increased $842,000 from $61.5 million at December 31, 2015 to $62.3 million at March 31, 2016 due to net income of $653,000, a decrease of $35,000 in net unrealized loss on securities, and equity compensation of $154,000.

Financial Condition

Cash and Cash Equivalents

●

Cash and cash equivalents decreased $18.4 million, or 21.5%, to $67.0 million at March 31, 2016 compared to $85.4 million at December 31, 2015. The decrease was primarily due to a decrease in brokered deposits of $15.0 million as well as a decline in total retail deposits of $6.4 million.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(dollars in thousands)	March 31,	December 31,
	2016	2015	Inc/ (Dec)	Inc/(Dec) %

U.S. Government Agency bonds	$4,989	$4,954	$35	0.7%
U.S. Government Agency mortgage- backed securities	12,849	13,413	(564)	(4.2)
Corporate bonds	8,897	9,010	(113)	(1.3)
Subordinated Notes	2,000	2,000	-	-
Total Available-for-Sale Securities	$28,735	$29,377	$(642)	(2.2% )

Available-for-sale securities decreased $642,000, or 2.2%, from $29.4 million at December 31, 2015 to $28.7 million at March 31, 2016. This decrease was primarily due to principal pay downs of $666,000 and premium amortization of $32,000 on mortgage backed securities partially offset by an increase of $56,000 in gross unrealized security gains.

Loans

The following table is a summary of the Company’s loan portfolio at the dates shown:

(in thousands)	March 31,	December 31,
	2016	2015	Inc (Dec)	Inc/(Dec) %
Commercial and Industrial	$61,027	$59,752	$1,275	2.1%
Commercial Real Estate	243,823	245,828	(2,005)	(0.8% )
Construction	21,748	15,551	6,197	39.8
Construction to permanent- CRE	3,638	4,880	(1,242)	(25.5)
Residential	108,111	110,837	(2,726)	(2.5)
Consumer/Other	46,836	47,521	(685)	(1.4)
Total Loans	485,183	484,369	814	0.2
Allowance for loan losses	(5,247)	(5,242)	(5)	0.1
Loans receivable, net	$479,936	$479,127	$809	0.2%

The Company’s net loan portfolio increased $809,000, or 0.2%, from $479.1 million at December 31, 2015 to $479.9 million at March 31, 2016, as a result of originations in excess of significant loan payoffs. The increase was primarily due to loan originations in commercial and industrial and construction loans, which are offset by a decrease in residential loans. The Company exited the residential mortgage business in 2013 and does not aggressively market consumer loans.

At March 31, 2016, the net loan to deposit ratio was 113% and the net loan to total assets ratio was 75%. At December 31, 2015, these ratios were 107% and 73%, respectively.

Allowance for Loan Losses

The allowance for loan losses increased $5,000, from December 31, 2015 to March 31, 2016 due to net recoveries during the three months ended March 31, 2016 of $5,000.

The changes in the allowance for loan losses for the periods shown are as follows:

	Three months ended
	March 31,	March 31,
(dollars in thousands)	2016	2015

Balance at beginning of period	$5,242	$4,924

Charge-offs	(5)	(10)
Recoveries	10	29
Net Recoveries (Charge-offs)	5	19
Provision for loan losses	-	250
Balance at end of period	$5,247	$5,193

Annualized net charge-offs during the period to average loans outstanding	0.00%	-0.02%

Ratio of ALL / Gross Loans	1.08%	1.04%

Ratio of ALL / Non-accrual loans	97.0%	1028.3%

The overall credit quality of the loan portfolio continues to be strong and stable. Based upon the overall assessment and evaluation of the loan portfolio at March 31, 2016, management believes the allowance for loan losses of $5.2 million, which represents 1.08% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

	March 31,	December 31,
(dollars in thousands)	2016	2015

Loans past due over 90 days and still accruing	$-	$2,046
Non-accruing loans	5,409	1,593
Total	$5,409	$3,639
% of Total Loans	1.11%	0.75%
% of Total Assets	0.85%	0.56%

The $5.4 million of non-accrual loans at March 31, 2016 is comprised of 4 relationships, for which a specific reserve of $739,000 has been established. The non-accrual increase of $3.8 million from December 31, 2015 is related to two commercial loans with the same borrower and not indicative of a credit quality trend within the portfolio. As this relationship moved to non-accrual status, the loan loss allocation tied to other loans that were no longer considered criticized were then reallocated to this new non-accrual relationship.

The Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment.

The $1.6 million of non-accrual loans at December 31, 2015 was comprised of 3 borrowers, for which a specific reserve of $3,000 had been established.

Other Real Estate Owned

There was no real estate owned at March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016 and during the twelve months ended December 31, 2015, there was no OREO activity.

Deferred Taxes

Deferred tax assets decreased $408,000 from $13.8 million at December 31, 2015 to $13.4 million at March 31, 2016. This decrease was primarily due to the utilization of net operating loss carry forwards applied to the tax liability on current year taxable income, in addition to a reduction in the deferred taxes on net unrealized security losses.

The Company will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

	March 31,	December 31,
(dollars in thousands)	2016	2015	Inc/(Dec)	Inc/(Dec)%
Non-interest bearing	$79,483	$85,065	$(5,582)	(6.6%)
Interest bearing
NOW	28,913	28,684	229	0.8
Savings	120,051	108,658	11,393	10.5
Money market	19,007	19,522	(515)	(2.6)
Time certificates, less than $250,000	128,490	139,455	(10,965)	(7.9)
Time certificates, $250,000 or more	16,520	17,509	(989)	(5.6)
Brokered Deposits	33,173	48,154	(14,981)	(31.1)
Total interest bearing	346,154	361,982	(15,828)	(4.4)
Total Deposits	$425,637	$447,047	$(21,410)	(4.8%)

Deposits decreased $21.4 million from $447.0 million at December 31, 2015 to $425.6 million at March 31, 2016. This decrease was primarily due to decrease in brokered deposits of $15.0 million, non-interest bearing deposits of $5.5 million and time certificates deposits of $12.0 million offset by an increase in Now and savings deposit balances of $11.6 million. The Company typically experiences a growth in non-interest bearing deposits in the last three months of the year followed by a decline in the same deposit products the following quarter.

Borrowings

Total borrowings were $145.0 million at March 31, 2016 and were comprised of $134.9 million in Federal Home Loan Bank (“FHLB”) advances, $8.2 million in junior subordinated debentures and $1.9 million in note payable.

The FHLB advances had a weighted average rate of 0.36%. All had remaining maturities ranging between 6 days to 5 years.

The subordinated debentures of $8.2 million are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. These obligations qualify as Tier 1 capital. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Trust provides a full and unconditional guarantee of the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.78% at March 31, 2016), mature on March 26, 2033.

The trust has an early redemption feature at the Company’s option exercisable on a quarterly basis.

In the third quarter of 2015, the Company entered into note payable in amount of $2.0 million for purchase of its Fairfield, CT. branch which was formally leased. The note has a ten-year term and bears interest at a fixed rate of 1.75%.

Equity

Equity increased $842,000 from $61.5 million at December 31, 2015 to $62.3 million at March 31, 2016 due to net income of $653,000, a decrease of $35,000 in net unrealized loss on securities, and equity compensation of $154,000.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased by $0.8 million from $86.2 million at December 31, 2015 to $87.0 million at March 31, 2016.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

	Three months ended March 31,
	2016			2015
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
(dollars in thousands)
Interest earning assets:
Loans	$485,359	$5,840	4.83%	$491,118	$5,546	4.58%
Investments	42,201	228	2.17%	46,370	173	1.51%
Cash Equivalents	51,524	41	0.32%	52,803	29	0.22%
Total interest earning assets	579,083	6,109	4.23%	590,291	5,748	3.95%

Cash and due from banks	3,027			2,675
Premises and equipment, net	29,633			22,592
Allowance for loan losses	(5,245)			(4,932)
Other assets	17,027			18,293
Total Assets	$623,525			$628,919

Interest bearing liabilities:
Deposits	$358,871	$473	0.53%	$374,850	$529	0.57%
Borrowings	113,823	121	0.43%	120,000	71	0.24%
Subordinated debt	8,248	82	3.97%	8,248	71	3.49%
Note Payable	1,923	8	1.76%	-	-	-
Total interest bearing liabilities	482,865	684	0.57%	503,098	671	0.54%

Demand deposits	75,471			63,490
Accrued expenses and other liabilities	2,798			2,988
Shareholders' equity	62,391			59,343
Total liabilities and equity	$623,525			$628,919

Net interest income		$5,425			$5,077
Interest margin			3.76%			3.49%
Interest spread			3.66%			3.41%

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities:

	Three months ended March 31, 2016 vs 2015
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Total
Interest earning assets:
Loans	$(56)	$350	$294
Investments	(16)	71	55
Cash Equivalents	(1)	13	12
Total interest earning assets	(73)	434	361

Interest bearing liabilities:
Deposits	$(23)	$(33)	$(56)
Borrowings	(11)	61	50
Subordinated debt	-	11	11
Note Payable	8	-	8
Total interest bearing liabilities	(26)	39	13
Net interest income	$(47)	$395	$348

For the quarter ended March 31, 2016, net interest income was $5.4 million, an increase of $348,000 or 6.9% from net interest income of $5.1 million for the quarter ended March 31, 2015. Interest income increased $361,000 between these two periods. Most of this increase was related to achieving a higher rate of return on loans and investments.

The interest expense increase of $13,000 for the quarter ended March 31, 2016 consisted of an increase in FHLB and Note Payable expense of $58,000 and an increase to interest expense on subordinated debt of $11,000. These increases were partially offset by a decrease in interest expense on deposits of $56,000.

●

The decrease in interest expense on deposits was primarily due to maturity and roll off of higher rate time deposits and replacement of these with lower rate deposit products. The total quarterly cost of deposits decreased from 0.57% in the quarter ended March 31 2015 to 0.53% in quarter ended March 31, 2016.

●

Interest expense on FHLB borrowings increased due to an increase in the average rate of borrowings. The increase was partially offset by a $6.2 million decrease of average FHLB borrowings, outstanding.

●

The Company entered into a note payable for the purchase of its Fairfield CT property during the third quarter of 2015, generating additional interest expense of $8,000 in the quarter ended March 31, 2016.

Net interest margin for the quarter ended March 31, 2016 was 3.76% as compared to 3.49% for the quarter ended March 31, 2015. The increase in margin was primarily due to increased asset yields.

Provision for Loan Losses

No addition to the allowance for loan losses was recorded in the quarter ended March 31, 2016. Provision for loan losses of $250,000 was recorded in the quarter ended March 31, 2015, based on management’s evaluation of the adequacy of the allowance for loan losses. Throughout 2015, loan originations were partially offset by loan payoffs.  Overall, the credit quality of the loan portfolio is strong as the overall risk rating for the portfolio has improved which has enabled the Company to maintain its loan loss reserve level with no additional provision requirements for the three months ended March 31, 2016 and remainder of 2015. An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses.”

Non-interest income

Non-interest income increased $16,000 from $394,000 for the quarter ended March 31, 2015 to $410,000 for the quarter ended March 31, 2016. Loan application, inspection and processing fees increased by $17,000 and rental income increased by $15,000. This was offset by a $23,000 decrease to deposit fees.

Non-interest expense

Non-interest expense increased $33,000 or 0.7%, from $4.7 million for the quarter ended March 31, 2015 to $4.8 million for the quarter ended March 31, 2016. The increase was primarily due to higher compensation expense. Total compensation increased $206,000 primarily due to personnel increases to support the Company’s continued growth. This increase was offset by a reduction in occupancy and equipment expense of $175,000 primarily due to reduced operating lease expense as compared to the first quarter of 2015. This is due to the termination of leases and replacement of leased branches and office space with purchased property.

Expense reduction initiatives were also evident in professional services as $160,000 in cost savings benefited the first quarter of 2016 due to contract renegotiation and new service providers.

Liquidity

The Company’s liquidity ratio was 14.22% at March 31, 2016 compared to 16.4% at December 31, 2015. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and due from banks, federal funds sold, short-term investments and unpledged available-for-sale securities. Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes the Company’s short-term assets provide sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated and unanticipated cash requirements.

Capital

The following table illustrates the Company’s regulatory capital ratios at March 31, 2016 and December 31, 2015 respectively:

Patriot Bank, N.A

	March 31, 2016	December 31, 2015
Tier 1 Leverage Capital	9.80%	9.77%
Common Equity Tier 1 Capital	10.03%	10.04%
Tier 1 Risk-based Capital	11.57%	11.60%
Total Risk-based Capital	12.59%	12.62%

The following table illustrates the Bank’s regulatory capital ratios at March 31, 2016 and December 31, 2015 respectively:

Patriot Bank, N.A

	March 31, 2016	December 31, 2015
Tier 1 Leverage Capital	9.95%	9.83%
Common Equity Tier 1 Capital	11.79%	11.72%
Tier 1 Risk-based Capital	11.79%	11.72%
Total Risk-based Capital	12.80%	12.74%

The implementation of the Basel III final framework commenced on January 1, 2015, for both the Company and the Bank. The new regulations have changed the ratio calculations, resulting in an initial decline upon adoption. Amongst other provisions, Basel III increased some asset risk weightings, introduced a new capital measure “Common Equity Tier 1” and will increase capital ratio requirements during a phase in period from January 1, 2015 to January 1, 2019. Under the final capital rules, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. The minimum required ratios per Basel III for 2015 and 2019 are:

	January 01, 2015	January 01, 2019
Tier 1 Leverage Capital	5.00%	5.00%
Common Equity Tier 1 Capital	6.50%	7.00%
Tier 1 Risk-based Capital	8.00%	8.50%
Total Risk-based Capital	10.00%	10.50%

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

MANAGEMENT CHANGES

Appointment of Executive Officer

On January 5, 2016, Neil M. McDonnell was appointed as Chief Financial Officer of the Company and Patriot Bank, National Association, a wholly owned subsidiary of the Company (the “Bank” and together with the Company, “Patriot”) Mr. McDonnell, had been serving as Executive Vice President, Finance of Patriot since December 9, 2015, and was a consultant to Patriot from October 5, 2015 through December 8, 2015.

Resignation of Executive Officer

On January 5, 2016, Christina L. Maier resigned from Patriot National Bancorp, Inc. (the “Company”) for personal reasons, as Chief Financial Officer of the Company and Patriot Bank, National Association, a wholly owned subsidiary of the Company (the “Bank” and together with the Company, “Patriot”). Ms. Maier resigned, also for personal reasons, as of April 30, 2016, from her position as Executive Vice President of Patriot.

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

Net Interest Income and Economic Value
Summary Performance
(dollars in thousands)
	March 31, 2016
	Net Interest Income			Net Portfolio Value
Projected Interest	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Rate Scenario	Value	from Base	from Base	Value	from Base	from Base
+ 200	21,133	39	0.2%	89,664	(1,913)	-2.1%
+ 100	21,234	141	0.7%	90,551	(1,026)	-1.1%
BASE	21,094	-	-	91,577	-	-
- 100	20,887	(207)	-1.0%	93,180	1,603	1.7%
- 200	20,822	(272)	-1.3%	96,231	4,654	5.1%

	December 31, 2015
	Net Interest Income				Net Portfolio Value
Projected Interest	Estimated	Change	% Change		Estimated	Change	% Change
Rate Scenario	Value	from Base	from Base		Value	from Base	from Base
+ 200	21,502	545	2.6%		82,588	(3,456)	(4.0%	)
+ 100	21,319	362	1.7%		84,303	(1,741)	(2.0%	)
BASE	20,957	-	-		86,044	-	-
- 100	20,653	(304)	(1.5%	)	89,085	3,041	3.5%
- 200	20,506	(451)	(2.2%	)	92,546	6,502	7.6%

Item 4: Controls and Procedures

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

Internal Control Over Financial Reporting

A material weakness in the Company’s internal control over financial reporting was disclosed in Item 9A, Controls and Procedures, of the Company’s annual report on Form 10-K, for the year ended December 31, 2015. The Company did not have an effective policy, procedure and review controls over the accounting for loan prepayment fees receivable which resulted in improper revenue recognition in December 2015 related to one non-routine transaction. No restatement of prior period financial statements and no change in previously released financial results were required as a result of this finding, as the error was corrected prior to the issuance of the Company’s annual financial statement.

The Company committed to remediate the control deficiency that constitutes a material weakness by implementing changes to the internal control process over financial reporting by the end of the first quarter 2016.  The following changes to improve the overall effectiveness of internal control over financial reporting have been implemented as of March 31, 2016:

1.	Management modified the review process to include additional accounting staff with the experience to support the financial reporting requirements of non-routine transactions, and

2.	Accounting procedures have been modified and internal controls have been added to record loan prepayment fee receivables on a cash basis.

Based on the actions taken by management, the Company successfully completed the assessment necessary to conclude that the material weakness identified on Form 10-K for the year ended December 31, 2015 has been fully remediated as of March 31, 2016.

Other than what is described above, there were no other changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting

PART II - OTHER INFORMATION

Item 1:           Legal Proceedings

Neither the Company nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or the Bank is a party or any of its property is subject.

Item 1A:      Risk Factors

During the three months ended March 31, 2016, there were no material changes to the risk factors relevant to the Company’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6:           Exhibits

No.	Description

3(i) (C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc. (incorporated by reference to Exhibit 3(i) to the Company’s current report Form 8-K dated October 21, 2010).

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599))

10(a) (2)	2012 Stock Plan of Bancorp (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011).

10(a) (20)

Amended Financial Services Agreement, (incorporated by reference to Exhibit 10(a) (20) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 000-29599))

10(a)(23)	Extension of Employment Agreement with Kenneth T. Neilson, (incorporated by reference Item 5.02 (e) to the Company’s Current Report on Form 8K, dated January 4, 2016, (Commission File No. 000-29599))

10(a)(24)	Appointment of Neil M. McDonnell, (EVP/ CFO) (incorporated by reference Item 5.02 (c) to the Company’s Current Report on Form 8K, dated January 4, 2016, (Commission File No. 000-29599))

No.	Description

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

Patriot National Bancorp, inc. (Registrant) By: /s/ Neil M. McDonnell Neil M. McDonnell Executive Vice President Chief Financial Officer (On behalf of the registrant and as Chief Financial Officer)

May 13, 2016