Form 10-Q
period 2016-06-30
PATRIOT NATIONAL BANCORP INC
filed 2016-08-15
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2016

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

Common stock, $0.01 par value per share, 3,958,486 shares outstanding as of the close of business August 12, 2016.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015

ASSETS	(in thousands, except shares and per share amounts)
Cash and due from banks:
Noninterest bearing deposits and cash	$2,893	$2,588
Interest bearing deposits	43,594	82,812
Total cash and cash equivalents	46,487	85,400

Securities:
Available for sale securities, at fair value (Note 2)	23,037	29,377
Other Investments	4,450	4,450
Restricted stock, at cost	7,982	8,645
Total securities	35,469	42,472

Loans receivable (net of allowance for loan losses: 2016: $5,250; 2015: $5,242) (Note 3)	523,404	479,127
Premises and equipment, net	29,972	29,421
Other real estate owned	851	-
Accrued interest and dividends receivable	2,120	2,010
Deferred tax asset (Note 7)	13,073	13,763
Other assets	1,679	1,338
Total assets	$653,055	$653,531

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Note 5):
Noninterest bearing deposits	$75,244	$85,065
Interest bearing deposits	371,092	359,615
Total deposits	446,336	444,680

Federal Home Loan Bank borrowings (Note 9)	128,000	132,000
Junior subordinated debt owed to unconsolidated trust (Note 9)	8,248	8,248
Note Payable (Note 9)	1,846	1,939
Advances from borrowers for taxes and insurance	2,451	2,367
Accrued expenses and other liabilities	3,064	2,833
Total liabilities	589,945	592,067

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 3,959,903 and 3,957,377 shares issued; 3,958,733 and 3,956,207 shares outstanding; at June 30, 2016 and December 31, 2015, respectively	40	40
Additional paid-in capital	106,876	106,568
Accumulated deficit	(43,565)	(44,832)
Less: Treasury stock, at cost: 2016 and 2015, 1,170 shares	(160)	(160)
Accumulated other comprehensive loss	(81)	(152)
Total shareholders' equity	63,110	61,464
Total liabilities and shareholders' equity	$653,055	$653,531

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Interest and Dividend Income
Interest and fees on loans	$5,783	$5,924	$11,623	$11,470
Interest on investment securities	132	119	274	235
Dividends on investment securities	90	60	176	117
Other interest income	28	17	69	46
Total interest and dividend income	6,033	6,120	12,142	11,868
Interest Expense
Interest on deposits	496	513	969	1,042
Interest on Federal Home Loan Bank borrowings	64	85	185	156
Interest on subordinated debt	83	73	165	144
Interest on other borrowings	8	-	16	-
Total interest expense	651	671	1,335	1,342
Net interest income	5,382	5,449	10,807	10,526
Provision for Loan Losses	-	-	-	250
Net interest income after provision for loan losses	5,382	5,449	10,807	10,276
Non-Interest Income
Loan application, inspection & processing fees	21	105	88	155
Fees and service charges	150	147	301	321
Rental Income	104	177	207	110
Other income	90	22	179	259
Total non-interest income	365	451	775	845
Non-Interest Expense
Salaries and benefits	2,615	2,395	5,165	4,739
Occupancy and equipment expense	750	909	1,530	1,864
Data processing expense	241	255	526	505
Advertising and promotional expenses	96	137	213	187
Professional and other outside services	364	391	773	960
Loan administration and processing expenses	8	7	16	29
Regulatory assessments	147	157	294	311
Insurance expense	56	83	111	164
Material and communications	115	106	208	187
Other operating expenses	344	319	664	544
Total non-interest expense	4,736	4,759	9,500	9,490
Income before income taxes	1,011	1,141	2,082	1,631
Expense for income taxes	397	452	815	653
Net income	$614	$689	$1,267	$978
Basic and diluted income per share (1)	$0.16	$0.18	$0.32	$0.25

(1)	All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015.

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended		Three Months Ended
	June 30,		June 30,		March 31,
in thousands	2016	2015	2016	2015	2016	2015
	(in thousands)
Net income	$614	$689	$1,267	$978	653	289
Other comprehensive income (loss) :
Unrealized holding gains (losses) on securities	59	(45)	115	227	56	267
Income tax effect	(23)	18	(44)	(91)	(21)	(104)
Total other comprehensive income (loss)	36	(27)	71	136	35	163
Total comprehensive income	$650	$662	$1,338	$1,114	$688	$452

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except shares)						Accumulated
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Other Comprehensive Loss	Total

Balance at December 31, 2014	3,924,192	$39	$106,108	$(46,975)	$(160)	$(277)	$58,735

Net Income	-	-	-	978	-	-	978
Unrealized holding gain on available for sale securities, net of taxes	-	-	-	-	-	136	136
Total comprehensive income		-	-	-	-		1,114
Share-based compensation expense	-	-	227	-	-	-	227
Issuance of restricted stock	450	-	-	-	-	-	-
Balance, June 30, 2015	3,924,642	$39	$106,335	$(45,997)	$(160)	$(141)	$60,076

Balance December 31, 2015	3,956,207	40	106,568	(44,832)	(160)	(152)	61,464
Net income	-	-	-	1,267	-	-	1,267
Unrealized holding gain on available for sale securities, net of taxes	-	-	-	-	-	71	71
Total comprehensive income		-	-	-	-	-	1,338
Share-based compensation expense	-	-	308	-	-	-	308
Issuance of restricted stock	2,526	-	-	-	-	-	-
Balance, June 30, 2016	3,958,733	$40	$106,876	$(43,565)	$(160)	$(81)	$63,110

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash Flows from Operating Activities:

Net income	$1,267	$978
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of investment premiums and discounts, net	35	107
Amortization and accretion of purchase loan premiums and discounts, net	8	158
Provision for loan losses	-	250
Depreciation and amortization	616	499
Share-based compensation	308	227
Deferred income taxes	646	619
Gain on acquisition of OREO	(11)	-
Changes in assets and liabilities:
(Increase) decrease in net deferred loan costs	(8)	232
Increase in accrued interest and dividends receivable	(110)	(116)
Increase in other assets	(341)	(44)
Increase in accrued expenses and other liabilities	231	514
Net cash provided by operating activities	2,641	3,424

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	1,389	2,157
Proceeds from call of available for sale securities	5,031	-
(Purchases) redemptions of Federal Reserve Bank stock	(48)	38
Redemptions of Federal Home Loan Bank stock	711	-
Increase in loans	(45,117)	(17,361)
Purchase of bank premises and equipment, net	(1,167)	(2,845)
Net cash used in investing activities	(39,201)	(18,011)

Cash Flows from Financing Activities:
Net increase in deposits	1,656	14,340
Decrease in FHLB borrowings	(4,000)	(20,000)
Repayment of Note Payable	(93)	-
Increase in advances from borrowers for taxes and insurance	84	82
Net cash used in financing activities	(2,353)	(5,578)
Net decrease in cash and cash equivalents	(38,913)	(20,165)

Cash and Cash Equivalents:
Beginning	85,400	73,258
Ending	$46,487	$53,093

Interest paid	$1,173	$1,144
Income taxes paid	$-	$3
Transfer of loans to other real estate owned	$840	$-

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 1: Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of Patriot National Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries including Patriot National Bank (the “Bank”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited condensed consolidated financial statements presented herein should be read in conjunction with the previously filed audited financial statements of the Company and notes thereto for the year ended December 31, 2015.

The Consolidated Balance Sheet at December 31, 2015 presented herein has been derived from the audited financial statements of Patriot National Bancorp, Inc. (the “Company”) at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Effective June 30, 2016, the Company has reclassified loans secured by 1-4 Family Non-owner occupied real estate to “Residential” from the “Commercial Real Estate” classification. Amounts presented for prior periods have been reclassified for consistency with the current period. See Note 3: Loans Receivable and Allowance for Loan Losses for additional information. Certain additional other prior period amounts have been reclassified to conform to current year presentation.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for the remainder of 2016.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 2: Investment Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of available-for-sale securities at June 30, 2016 and December 31, 2015 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016:

U. S. Government agency mortgage-backed securities	$12,170	$21	$(52)	$12,139
Corporate bonds	9,000	-	(102)	8,898
Subordinated Notes	2,000	-	-	2,000
	$23,170	$21	$(154)	$23,037

December 31, 2015:

U. S. Government agency bonds	$5,000	$-	$(46)	$4,954
U. S. Government agency mortgage-backed securities	13,625	-	(212)	13,413
Corporate bonds	9,000	71	(61)	9,010
Subordinated Notes	2,000	-	-	2,000
	$29,625	$71	$(319)	$29,377

The following table presents the gross unrealized loss and fair value of the Company’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at June 30, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2016:

U. S. Government agency mortgage - backed securities	$-	$-	$7,136	$(52)	$7,136	$(52)
Corporate bonds	2,985	(15)	5,913	(87)	8,898	(102)
Totals	$2,985	$(15)	$13,049	$(139)	$16,034	$(154)

December 31, 2015:

U. S. Government agency bonds	$4,954	$(46)	$-	$-	$4,954	$(46)
U. S. Government agency mortgage - backed securities	2,863	(42)	10,550	(170)	13,413	(212)
Corporate bonds	-	-	5,939	(61)	5,939	(61)
Totals	$7,817	$(88)	$16,489	$(231)	$24,306	$(319)

At June 30, 2016, six of ten available-for-sale securities had unrealized losses with an average depreciation of 0.7% from the total amortized cost. At December 31, 2015, nine out of eleven available-for-sale securities had unrealized losses with an aggregate depreciation of 1.3% from the total amortized cost.

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

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on U.S. Government agency debt, corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it will not be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016.

The amortized cost and fair value of available-for-sale debt securities at June 30, 2016 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. The actual maturities will also differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

(in thousands)
	Amortized Cost	Fair Value
Maturity:
Due after five years through ten years	$11,000	$10,898
U.S. Government agency mortgage-backed securities	12,170	12,139
Total	$23,170	$23,037

At June 30, 2016 and December 31, 2015, securities of $4.9 and $5.5 million, respectively, were pledged with the Federal Reserve Bank of New York primarily to secure municipal deposits.

There were no sales of available-for-sale securities in during the six-month periods ended June 30, 2016 or June 30, 2015.

Note 3: Loans Receivable and Allowance for Loan Losses

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

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

A summary of the Company’s loan portfolio at June 30, 2016 and December 31, 2015 is as follows:

(in thousands)	June 30,	December 31,
	2016	2015	Inc (Dec)	Inc/(Dec) %
Commercial and Industrial	$71,658	$59,752	$11,906	19.9%
Commercial Real Estate	270,003	245,828	24,175	9.8%
Construction	26,094	15,551	10,543	67.8%
Construction to permanent- CRE	4,229	4,880	(651)	(13.3)
Residential	104,746	110,837	(6,091)	(5.5)
Consumer/Other	51,924	47,521	4,403	9.3
Total Loans	528,654	484,369	44,285	9.1
Allowance for loan losses	(5,250)	(5,242)	(8)	0.2
Loans receivable, net	$523,404	$479,127	$44,277	9.2%

Amounts presented at December 31, 2015 include $28.2 million of loans secured by 1-4 Family Non-owner Occupied real estate in the Residential category, reclassified from Commercial Real Estate for consistency with the June 30, 2016 presentation. Net unamortized purchase loan premiums aggregated $0.8 million and $0.9 million as of June 30, 2016 and December 31, 2015, respectively. Net deferred loan costs aggregated $0.3 million as of June 30, 2016 and December 31, 2015.

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

The Company has established credit policies applicable to each type of lending activity in which it engages, by which it evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 75% of the market value of the collateral for commercial real estate at the date of the credit extension depending on the Company's evaluation of the borrowers' creditworthiness and type of collateral and up to 80% for multi–family real estate. In the case of construction loans, the maximum loan-to-value is 75% of the “as completed” appraised value. The appraised value of collateral is monitored on an ongoing basis and additional collateral is requested when warranted. Real estate is the primary form of collateral. Other important forms of collateral are accounts receivable, inventory, other business assets, marketable securities and time deposits.

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

Construction Loans – Construction loans are short-term loans (generally up to eighteen months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. Included in this category are loans to construct single family homes where no contract of sale exists. These loans are based upon the experience and the financial strength of the builder, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by decline in general economic conditions.

Construction to Perm-CRE – One time close of a construction facility converting to an amortizing mortgage loan typically upon an event which would include a certificate of occupancy as well as stabilization, defined as cash flow sufficient to support a pre-defined minimum debt coverage ratio, as well as other conditions and covenants particular to the loan type. The construction facility would typically carry a floating rate, then upon conversion to amortization would reset at a predetermined spread over FHLB with a minimum interest rate.

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

Consumer/ Other Loans – The Company also offers installment loans, credit cards, and consumer overdraft and reserve lines of credit to individuals.  Repayments of such loans are often dependent on the personal income of the borrower which may be negatively impacted by adverse changes in economic conditions. The Company does not place a high emphasis on originating these types of loans.

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

The following table sets forth activity in our allowance for loan losses, by loan type, for the three and six months ended June 30, 2016. The following table also details the amount of loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, as of June 30, 2016.

(in thousands)
Three months ended June 30, 2016	Commercial and Industrial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer/ Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,083	$1,943	$650	$121	$624	$609	$217	$5,247
Charge-offs	-	-	-	-	-	(1)	-	(1)
Recoveries	3	-	-	-	1	-	-	4
Provision	355	352	(481)	24	22	(77)	(195)	-
Ending Balance	$1,441	$2,295	$169	$145	$647	$531	$22	$5,250

Six months ended June 30, 2016
Allowance for loan losses:
Beginning Balance	$1,027	$1,970	$486	$123	$740	$677	$219	$5,242
Charge-offs	-	-	-	-	(4)	(2)	-	(6)
Recoveries	12	-	-	-	1	1	-	14
Provision	402	325	(317)	22	(90)	(145)	(197)	-
Ending Balance	$1,441	$2,295	$169	$145	$647	$531	$22	$5,250

Ending balance: individually evaluated for impairment	1,018	-	-	-	-	2	-	$1,020
Ending balance: collectively evaluated for impairment	423	2,295	169	145	647	529	22	$4,230
Total allowance for loan losses	$1,441	$2,295	$169	$145	$647	$531	$22	$5,250

As of June 30, 2016

Total loans ending balance	$71,658	$270,003	$26,094	$4,229	$104,746	$51,924	$-	$528,654

Ending balance: individually evaluated for impairment	$3,272	$6,526	$-	$-	$4,515	$546	$-	$14,859
Ending balance: collectively evaluated for impairment	$68,386	$263,477	$26,094	$4,229	$100,231	$51,378	$-	$513,795

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth activity in our allowance for loan losses, by loan type, for the three and six months ended June 30, 2015. The following table also details the amount of loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, as of December 31, 2015.

(in thousands)
Three months ended June 30, 2015	Commercial and Industrial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,297	$2,024	$222	$191	$730	$711	$18	$5,193
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	14	-	-	-	-	1	-	15
Provision	(329)	121	53	(41)	102	14	80	-
Ending Balance	$982	$2,145	$275	$150	$832	$726	$98	$5,208

Six Months Ended June 30, 2015
Allowance for loan losses:
Beginning Balance	$1,918	$1,419	$63	$215	$831	$478	$-	$4,924
Charge-offs	-	-	-	-	(3)	(7)	-	(10)
Recoveries	30	-	-	5	-	9	-	44
Provision	(966)	726	212	(70)	4	246	98	250
Ending Balance	$982	$2,145	$275	$150	$832	$726	$98	$5,208

As of December 31, 2015
Ending balance: individually evaluated for impairment	-	-	-	-	-	3	-	3
Ending balance: collectively evaluated for impairment	1,027	1,970	486	123	740	674	219	5,239
Total allowance for loan losses	$1,027	$1,970	$486	$123	$740	$677	$219	$5,242

Total loans ending balance	$59,752	$245,828	$15,551	$4,880	$110,837	$47,521	$-	$484,369
Ending balance: individually evaluated for impairment	-	7,745	-	-	4,556	550	-	12,851
Ending balance: collectively evaluated for impairment	$59,752	$238,083	$15,551	$4,880	$106,281	$46,971	$-	$471,518

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

When assigning a risk rating to a loan, management utilizes the Company’s internal eleven-point risk rating system. An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Company to sufficient risk to warrant classification in one of the following categories:

●

An asset is considered “substandard” if it is not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets have well-defined weaknesses based on objective evidence, and are characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected.

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

In accordance with FFIEC (“Federal Financial Institutions Examination Council”) published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” credits are charged off when 180 days delinquent and “Closed-end” credits are charged off when 120 days delinquent.

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The unpaid principal balances of loans on nonaccrual status and considered impaired were $4.8 million at June 30, 2016 and $1.6 million at December 31, 2015.

The $4.8 million of non-accrual loans at June 30, 2016 is comprised of five relationships, for which a specific reserve of $0.3 million has been established. The non-accrual increase of $3.2 million from December 31, 2015 is related to a single commercial loan and is not indicative of a credit quality trend within the portfolio. As this relationship moved to non-accrual status, the loan loss allocation tied to other loans that were no longer considered criticized were then reallocated to this new non-accrual relationship.

If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded the following amounts of additional income:

(dollars in thousands)

Three months ended June 30, 2016	$58

Six months ended June 30, 2016	$196

Three months ended June 30, 2015	$4

Six months ended June 30, 2015	$8

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

 The following table sets forth the detail, and delinquency status, of non-accrual loans at June 30, 2016:

(in thousands)

2016	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Non- Accrual Loans
Commercial & Industrial
Pass	$-	$-	$-	$-	$-	$-
Substandard	-	-	3,208	3,208	-	3,208
Total Commercial & Industrial	$-	$-	$3,208	$3,208	$-	$3,208
Commercial Real Estate
Substandard	$-	$-		$-	$-	$-
Total Commercial Real Estate	$-	$-	$-	$-	$-	$-
Residential Real Estate
Substandard	$-	$-	$1,590	$1,590	$-	$1,590
Total Residential Real Estate	$-	$-	$1,590	$1,590	$-	$1,590
Consumer
Substandard	$-	$-	$2	$2	$-	$2
Total Consumer	$-	$-	$2	$2	$-	$2

Total	$-	$-	$4,800	$4,800	$-	$4,800

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail, and delinquency status, of non-accrual loans at December 31, 2015:

(in thousands)

2015	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Non- Accrual Loans
Commercial & Industrial
Pass	$-	$-	$-	$-	$-	$-
Substandard	-	-	-	-	-	-
Total Commercial & Industrial	$-	$-	$-	$-	$-	$-
Commercial Real Estate
Substandard	$-	$-	$-	$-	$-	$-
Total Commercial Real Estate	$-	$-	$-	$-	$-	$-
Residential Real Estate
Substandard	$-	$-	$1,590	$1,590	$-	$1,590
Total Residential Real Estate	$-	$-	$1,590	$1,590	$-	$1,590
Consumer/ Other
Substandard	$-	$-	$3	$3	$-	$3
Total Consumer / Other	$-	$-	$3	$3	$-	$3

Total	$-	$-	$1,593	$1,593	$-	$1,593

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

At June 30, 2016, five loans were on non-accrual status totaling $4.8 million. For these five loans a specific reserve of $1.0 million has been established.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at June 30, 2016.

(in thousands)	Performing (Accruing) Loans

2016	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Performing Loans	Total Non- Accrual Loans	Total Loans
Commercial & Industrial
Pass	$39	$-	$-	$39	$68,406	$68,445	$-	$68,445
Special Mention	-	-	-	-	-	$-	-	-
Substandard	-	-	-	-	5	$5	3,208	3,213
Total Commercial & Industrial	$39	$-	$-	$39	$68,411	$68,450	$3,208	$71,658
Commercial Real Estate
Pass	$934	$-	$-	$934	$262,958	$263,892	$-	$263,892
Special Mention	-	-	-	-	5,226	$5,226	-	5,226
Substandard	-	-	-	-	885	$885	-	885
Total Commercial Real Estate	$934	$-	$-	$934	$269,069	$270,003	$-	$270,003
Construction
Pass	$-	$-	$-	$-	$26,094	$26,094	$-	$26,094
Total Construction	$-	$-	$-	$-	$26,094	$26,094	$-	$26,094
Construction to Permanent
Pass	$-	$-	$-	$-	$4,229	$4,229	$-	$4,229
Total Construction to Permanent	$-	$-	$-	$-	$4,229	$4,229	$-	$4,229
Residential Real Estate
Pass	$388	$10	$1,485	$1,883	$101,273	$103,156	$-	$103,156
Substandard	-	-	-	-	-	$-	1,590	1,590
Total Residential Real Estate	$388	$10	$1,485	$1,883	$101,273	$103,156	$1,590	$104,746
Consumer/ Other
Pass	$402	$-	$6	$408	$51,514	$51,922	$-	$51,922
Substandard	-	-	-	-	-	$-	2	$2
Total Consumer/ Other	$402	$-	$6	$408	$51,514	$51,922	$2	$51,924
Total
Pass	$1,763	$10	$1,491	$3,264	$514,474	$517,738	$-	$517,738
Special Mention	-	-	-	-	5,226	$5,226	-	5,226
Substandard	-	-	-	-	890	$890	4,800	5,690
Grand Total	$1,763	$10	$1,491	$3,264	$520,590	$523,854	$4,800	$528,654

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at December 31, 2015.

(in thousands)	Performing (Accruing) Loans

2015	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Performing Loans	Total Non- Accrual Loans	Total Loans
Commercial & Industrial
Pass	$43	$605	$520	$1,168	$55,600	$56,768	$-	$56,768
Special Mention	-	-	-	-	-	-	-	-
Substandard	2,977	-	-	2,977	7	2,984	-	2,984
Total Commercial & Industrial	$3,020	$605	$520	$4,145	$55,607	$59,752	$-	$59,752
Commercial Real Estate
Pass	$-	$-	$-	$-	$237,996	$237,996	$-	$237,996
Special Mention	-	-	-	-	5,322	5,322	-	5,322
Substandard	840	-	-	840	1,670	2,510	-	2,510
Total Commercial Real Estate	$840	$-	$-	$840	$244,988	$245,828	$-	$245,828
Construction
Pass	$-	$-	$-	$-	$15,551	$15,551	$-	$15,551
Total Construction	$-	$-	$-	$-	$15,551	$15,551	$-	$15,551
Construction to Permanent
Pass	$-	$-	$-	$-	$4,880	$4,880	$-	$4,880
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Construction to Permanent	$-	$-	$-	$-	$4,880	$4,880	$-	$4,880
Residential Real Estate
Pass	$154	$87	$1,517	$1,758	$107,489	$109,247	$-	$109,247
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1,590	1,590
Total Residential Real Estate	$154	$87	$1,517	$1,758	$107,489	$109,247	$1,590	$110,837
Consumer/ Other
Pass	$309	$2	$9	$320	$47,198	$47,518	$-	$47,518
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	3	3
Total Consumer/ Other	$309	$2	$9	$320	$47,198	$47,518	$3	$47,521
Total
Pass	$506	$694	$2,046	$3,246	$468,714	$471,960	-	$471,960
Special Mention	-	-	-	-	5,322	5,322	-	5,322
Substandard	3,817	-	-	3,817	1,677	5,494	1,593	7,087
Grand Total	$4,323	$694	$2,046	$7,063	$475,713	$482,776	$1,593	$484,369

December 31, 2015 loan balances have been reclassified to be consistent with the June 30, 2016 presentation.

Impaired Loans

Impaired loans consist of non-accrual loans, Troubled Debt Restructurings (“TDRs”), and loans previously classified as TDRs that have been upgraded. As of June 30, 2016, the Company’s impairment analysis resulted in identification of $14.8 million of impaired loans, for which specific reserves of $1.0 million were required at June 30, 2016, compared to $12.9 million of impaired loans at December 31, 2015, for which specific reserves of $3,000 were required. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

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

For the three and six months ended June 30, 2016 and 2015, there were no loans modified as a “troubled debt restructuring”. At June 30, 2016 and December 31, 2015, there were no commitments to advance additional funds under troubled debt restructured loans.

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

The following table summarizes impaired loans by loan portfolio class as of June 30, 2016:

(in thousands)	Recorded Investment	Principal Balance	Related Allowance

With no related allowance recorded:
Commercial & Industrial	$295	$327	$-
Commercial Real Estate	6,526	7,031	-
Construction	-	287	-
Residential	4,515	5,518	-
Consumer/ Other	544	629
Total:	$11,880	$13,792	$-

With an allowance recorded:
Commercial & Industrial	$2,977	$2,977	$1,018
Commercial Real Estate	-	-	-
Construction	-	-	-
Residential	-	-	-
Consumer/ Other	2	2	2
Total:	$2,979	$2,979	$1,020

Commercial & Industrial	$3,272	$3,304	$1,018
Commercial Real Estate	6,526	7,031	-
Construction	-	287	-
Residential	4,515	5,518	-
Consumer/ Other	546	631	2
Total:	$14,859	$16,771	$1,020

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table summarizes impaired loans by loan portfolio class as of December 31, 2015:

(in thousands)	Recorded Investment	Principal Balance	Related Allowance

With no related allowance recorded:
Commercial & Industrial	$-	$96	$-
Commercial Real Estate	7,745	8,259	-
Construction	-	287	-
Construction to Permanent	-	-	-
Residential	4,556	5,559	-
Consumer/ Other	547	633	-
Total:	$12,848	$14,834	$-

With an allowance recorded:
Consumer	3	3	3
Total:	$3	$3	$3

Commercial & Industrial	$-	$96	$-
Commercial Real Estate	7,745	8,259	-
Construction	-	287	-
Residential	4,556	5,559	-
Consumer/ Other	550	636	3
Total:	$12,851	$14,837	$3

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize additional information regarding impaired loans for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016		2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial & Industrial	$116	$-	$-	$-
Commercial Real Estate	7,524	79	8,025	94
Residential	4,525	31	3,392	32
Consumer/ Other	545	5	551	5
Total:	$12,710	$115	$11,968	$131

With an allowance recorded:
Commercial & Industrial	$2,977	$-	$-	$-
Commercial Real Estate	-	-	-	-
Residential	-	-	-	-
Consumer/ Other	2	-	-	-
Total:	$2,979	$-	$-	$-

Commercial & Industrial	$3,093	$-	$-	$-
Commercial Real Estate	7,524	79	8,025	94
Residential	4,525	31	3,392	32
Consumer/ Other	547	5	551	5
Total:	$15,688	$115	$11,968	$131

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

	Six Months Ended June 30,
	2016		2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial & Industrial	$148	$-	$1	$-
Commercial Real Estate	7,597	159	8,160	188
Residential	4,535	62	3,459	63
Consumer/ Other	546	9	552	9
Total:	$12,826	$230	$12,172	$260

With an allowance recorded:
Commercial & Industrial	$1,914	$-	$-	$-
Commercial Real Estate	-	-	-	-
Residential	-	-	-	-
Consumer/ Other	2	-	1	-
Total:	$1,916	$-	$1	$-

Commercial & Industrial	$2,062	$-	$1	$-
Commercial Real Estate	7,597	159	8,160	188
Residential	4,535	62	3,459	63
Consumer/ Other	548	9	553	9
Total:	$14,742	$230	$12,173	$260

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 4: Other Real Estate Owned

At June 30, 2016, Other Real Estate Owned (“OREO”) consisted of a single property which consists of raw land and is suitable for multi-use construction. The following table presents a summary of OREO activity for the six months ended June 30, 2016:

(in thousands)	OREO

Balance at December 31, 2015	$-
Transfers from loans	840
Gain recognized in acquisition	11
Balance at June 30, 2016	$851

The recognized gain represents the amount by which fair market value of the property, net of estimated liquidation costs, exceeded the remaining loan balance as of the date possession was taken of the property.

As of and for the six months ended June 30, 2015, there was no OREO activity.

Note 5:     Deposits

The following table is a summary of the Company’s deposits at:

(in thousands)	June 30, 2016	December 31, 2015

Non-interest bearing	$75,244	$85,065

Interest bearing
NOW	28,745	28,684
Savings	124,196	106,291
Money market	18,486	19,522
Time certificates, less than $250,000	125,668	139,455
Time certificates, $250,000 or more	16,812	17,509
Brokered Deposits	57,185	48,154
Total interest bearing	371,092	359,615
Total Deposits	$446,336	$444,680

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 6: Share-Based Compensation and Employee Benefit Plan

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company. Grants under the Plan may take the form of stock options, restricted stock and phantom stock units. Up to three million shares of the Company’s common stock and one million phantom stock units may be issued under the Plan, subject to certain limitations. As of June 30, 2016, 2,819,216 shares of common stock and one million phantom stock units are available for issuance under the Plan.

Restricted stock grants are available to directors and employees and generally vest in annual installments over a three, four or five year period from the date of grant, as determined by the Compensation Committee of the Company’s Board of Directors. Vesting may be accelerated under certain circumstances. The Company expenses the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis. During the three and six months ended June 30, 2016, the Company recorded $0.2 million and $0.3 million of total stock-based compensation, respectively. During the three and six months ended June 30, 2015, the Company recorded $0.1 million and $0.2 million of total stock-based compensation, respectively.

During the six months ended June 30, 2016, the Company issued 5,884 shares of restricted stock to directors and 52,200 shares of restricted stock to employees under the 2012 Stock Plan.

The following is a summary of the status of the Company’s restricted shares as of June 30, 2016, and changes therein during periods indicated.

Three months ended June 30, 2016:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2016	113,938	$14.06
Granted	-	-
Vested	(2,526)	14.72
Forfeited	(4,213)	11.31
Non-vested at June 30, 2016	107,199	$14.16

Six months ended June 30, 2016:
Non-vested at December 31, 2015	55,854	$12.83
Granted	58,084	15.25
Vested	(2,526)	14.72
Forfeited	(4,213)	11.31
Non-vested at June 30, 2016	107,199	$14.16

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares as of June 30, 2015, and changes therein during periods indicated.

Three months ended June 30, 2015:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2015	81,923	$12.93
Granted	-	-
Vested	(225)	17.25
Non-vested at June 30, 2015	81,698	$12.92

Six months ended June 30, 2015:
Non-vested at December 31, 2014	79,208	$12.79
Granted	2,940	17.00
Vested	(450)	17.25
Non-vested at June 30, 2015	81,698	$12.92

Expected future stock award expense related to the non-vested restricted awards as of June 30, 2016, is $1.3 million, which is expected to be recognized over an average period of 2.56 years.

The Company had no outstanding stock options at June 30, 2016.

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent. During the three and six months ended June 30, 2016, compensation expense under the Plan aggregated $0.04 million and $0.08 million, respectively. During the three and six months ended June 30, 2015, compensation expense under the Plan aggregated $0.03 million and $0.09 million, respectively.

Note 7: Income Taxes

For the three and six months ended June 30, 2016, the Company recorded income tax expense of $0.4 million and $0.8 million, respectively. This compares to income tax expense of $0.5 million and $0.7 million, respectively, for the three and six months ended June 30, 2015.

Deferred tax assets decreased $0.7 million from $13.8 million at December 31, 2015 to $13.1 million at June 30, 2016. This decrease was due to deferred taxes being applied to the tax liability arising from current year taxable income.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The Company had no outstanding stock options as of June 30, 2016 or December 31, 2015. The following is information about the computation of income per share for the three and six months ended June 30, 2016 and 2015:

Three months ended June 30, 2016	Net Income	Weighted Average Common Shares Outstanding	Amount

Basic Income Per Share	$613,863	3,957,012	$0.16
Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	1,073	N/A

Diluted Income Per Share	613,863	3,958,085	$0.16

Three months Ended June 30, 2015	Net Income	Weighted Average Common Shares Outstanding	Amount

Basic Income Per Share	$689,000	3,872,073	$0.18
Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	21,093	N/A

Diluted Income Per Share	$689,000	3,893,166	$0.18

Six months ended June 30, 2016	Net Income	Weighted Average Common Shares Outstanding	Amount

Basic Earnings Per Share	$1,267,260	3,956,609	$0.32
Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	33,366	N/A

Diluted Earnings Per Share	1,267,260	3,989,975	$0.32

Six months Ended June 30, 2015	Net Income	Weighted Average Common Shares Outstanding	Amount

Basic Income Per Share	$978,000	3,871,960	$0.25
Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	20,992	N/A

Diluted Income Per Share	$978,000	3,892,952	$0.25

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

At June 30, 2016 and December 31, 2015, outstanding advances from the FHLB aggregated $128.0 million and $132.0 million respectively. The advances outstanding at June 30, 2016 had maturities ranging from one day to sixty months with rates ranging from 2.7 basis points to 57 basis points. The FHLB borrowings are collateralized by a mixture of real estate loans and securities with a book value of $131.3 million as of June 30, 2016.

Junior subordinated debt owed to unconsolidated trust

The subordinated debentures of $8.2 million are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. These obligations qualify as Tier 1 capital. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.79% at June 30, 2016), mature on March 26, 2033. Beginning in the second quarter of 2009, the Company deferred quarterly interest payments on the subordinated debentures for twenty consecutive quarters as permitted under the terms of the debentures. The Company made a payment of approximately $1.6 million in June 2014, which brought the debt current as of that date. Interest payments since June 2014 have been deferred at the Company’s option, however interest expense continues to be accrued and charged to operations. At June 30, 2016, interest owed for the subordinated debt was $0.6 million.

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

The contractual amount of commitments to extend credit and standby letters of credit represents the total amount of potential accounting loss should the contracts be fully drawn upon, the customers default, and the value of any existing collateral become worthless. The Company uses the same credit policies in approving commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Financial instruments whose contractual amounts represent credit risk at June 30, 2016 are as follows:

Commitments to extend credit:	(in thousands)
Future loan commitments	$15,186
Home equity lines of credit	21,464
Unused lines of credit	22,684
Undisbursed construction loans	20,204
Financial standby letters of credit	1,262
$80,800

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include residential and commercial property, deposits and securities. The Company has established a reserve of $5,000 as of June 30, 2016 for these commitments which is included in accrued expenses and other liabilities.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 11: Regulatory and Operational Matters

The Company’s and the Bank’s capital and capital ratios at June 30, 2016 and December 31, 2015 were:

					Capital Requirements
	Actual		Minimum		Minimum with Capital Buffer		Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2016

The Company:

Tier 1 Leverage Capital (to Average Assets)	$61,113	9.97%	$24,522	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	53,113	9.56%	25,011	4.50%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	61,113	11.00%	33,348	6.00%	N/A	N/A	N/A	N/A
Total Capital (to Risk Weighted Assets)	66,370	11.94%	44,463	8.00%	N/A	N/A	N/A	N/A

The Bank:

Tier 1 Leverage Capital (to Average Assets)	$62,160	10.13%	$24,535	4.00%	N/A	N/A	$30,669	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	62,160	11.21%	24,946	4.50%	28,411	5.125%	36,034	6.50%
Tier 1 Capital (to Risk Weighted Assets)	62,160	11.21%	33,262	6.00%	36,726	6.625%	44,349	8.00%
Total Capital (to Risk Weighted Assets)	67,418	12.16%	44,369	8.00%	47,814	8.625%	55,436	10.00%

December 31, 2015

The Company:

Total Capital (to Risk Weighted Assets)	$59,595	9.77%	$24,401	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	51,595	10.04%	23,119	4.50%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	59,595	11.60%	30,826	6.00%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Average Assets)	64,845	12.62%	41,101	8.00%	N/A	N/A	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$59,958	9.83%	$24,393	4.00%	N/A	N/A	$30,491	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	59,958	11.72%	23,029	4.50%	N/A	N/A	33,265	6.50%
Tier 1 Capital (to Risk Weighted Assets)	59,958	11.72%	30,706	6.00%	N/A	N/A	40,941	8.00%
Tier 1 Capital (to Average Assets)	65,207	12.74%	40,941	8.00%	N/A	N/A	51,177	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table above. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of June 30, 2016, the Company would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

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

Available-for-Sale Securities: The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted prices.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Loans: For variable rate loans, which reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using the period-end rates, estimated by using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. As estimates are dependent on management’s observations, loans are classified as Level 3. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

OREO: The fair value of other OREO properties the Company may obtain is based on the estimated current property valuations less estimated selling costs. When the fair value is based on current observable appraised values, OREO is classified within Level 2. The Company classifies the OREO within Level 3 when unobservable adjustments are made to appraised values.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table details the financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

(in thousands)	Quoted Prices in	Significant	Significant
June 30, 2016	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Balance as of June 30, 2016

U.S. Government agency mortgage- backed securities	$-	$12,139	$-	$12,139
Corporate bonds	-	8,898	-	8,898
Subordinated Notes	-	2,000	-	2,000
Securities available for sale	$-	$23,037	$-	$23,037

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016

U.S. Government agency bonds	$-	$4,954	$-	$4,954
U.S. Government agency mortgage- backed securities	-	13,413	-	13,413
Corporate bonds	-	9,010	-	9,010
Subordinated Notes	-	2,000	-	2,000
Securities available for sale	$-	$29,377	$-	$29,377

The Company regularly monitors significant market inputs and assumptions used in its fair value measurements and evaluates the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. There were no transfers of assets between levels 1, 2 or 3 during the six months ended June 30, 2016 or 2015. Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table reflects financial assets measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized:

Asset Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
June 30, 2016

Impaired loans	$-	$-	$1,959	$1,959
Other real estate owned	$-	$-	$851	$851

December 31, 2015

Impaired loans	$-	$-	$363	$363
Other real estate owned	$-	$-	$-	$-

(dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
RangeAsset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average )

June 30, 2016
Impaired loans	$1,959	Appraised Value of Collateral (1)	Liquidation Costs (2)	14%	-	23%	(16%)	(3)

		Appraised Value of	Liquidation Costs (2)		9.6%		(9.6%)	(3)
Other real estate owned	$851	Property (1)	Appraisal Adjustment (2)		13%		(13%)	(3)

December 31, 2015
Impaired loans	$363	Appraised Value of Collateral (1)	Liquidation Costs (2)		8%		(8%)	(3)

(1)

Fair value is generally determined through independent appraisals of the underlying collateral (in the case of impaired loans) or property (in the case of OREO), which include Level 3 inputs that are not identifiable.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The estimated fair value amounts have been measured as of June 30, 2016 and December 31, 2015 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at June 30, 2016 and December 31, 2015:

(in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,893	$2,893	$2,588	$2,588
Interest-bearing deposits due from banks	Level 1	43,594	43,594	82,812	82,812
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,123	2,123	2,075	2,075
Federal Home Loan Bank stock	Level 2	5,859	5,859	6,570	6,570
Loans receivable, net	Level 3	523,404	526,594	479,127	478,160
Accrued interest receivable	Level 2	2,120	2,120	2,010	2,010

Financial Liabilities:
Demand deposits	Level 2	$75,244	$75,244	$85,065	$85,065
Savings deposits	Level 2	124,196	124,196	108,658	108,658
Money market deposits	Level 2	18,486	18,486	19,522	19,522
NOW accounts	Level 2	28,745	28,745	28,684	28,684
Time deposits	Level 2	142,480	122,965	156,964	156,363
Brokered Deposits	Level 1	57,185	57,160	48,154	48,062
FHLB Borrowings	Level 2	128,000	128,441	132,000	131,903
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Note Payable	Level 3	1,846	1,887	1,939	1,904
Accrued interest payable	Level 2	592	592	532	532

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2016 and December 31, 2015. The estimated fair value of fee income on letters of credit at June 30, 2016 and December 31, 2015 was also insignificant.

Note 13:     Recent Accounting Pronouncements

Recently Issued Accounting Standards Updates

ASU 2014-09:  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  This update will replace all current U.S. GAAP related to revenue recognition and will eliminate all industry-specific guidance.  During 2016, the update was further clarified by ASU 2016-08 Revenue from Contracts with Customers: Principle versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing and ASU 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. In July 2015, the FASB affirmed its proposal to defer the effective date of this new standard. As a result, public companies will apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect a material impact on its financial condition or results of operations.

ASU 2016-01: In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall. ASU 2016-01 requires cost-method equity investments to be measured at fair value with changes in fair value recognized in net income. The ASU simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and a measurement of the investment at fair value only when an impairment is qualitatively identified to exist. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the potential impact ASU 2016-01 will have on its financial statements, but does not expect a material impact on its financial condition or results of operations.

ASU 2016-02: In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. This update increases transparency and comparability among organizations by requiring the recognition of leased assets and lease liabilities on the balance sheet, and the disclosure of key information about leasing arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the new update on its consolidated financial statements.

ASU 2016-13: In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recognized. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in the Company’s public statements, including this one, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to: (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities; (2) the timing of repricing of the Company’s interest earning assets and interest bearing liabilities; (3) the effect of changes in governmental monetary policy; (4) the effect of changes in regulations applicable to the Company and the Bank and the conduct of its business; (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks; (6) the ability of competitors that are larger than the Company to provide products and services which it is impracticable for the Company to provide; (7) the state of the economy and real estate values in the Company’s market areas, and the consequent effect on the quality of the Company’s loans; (8) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company; (10) the application of generally accepted accounting principles, consistently applied; (11) the fact that one period of reported results may not be indicative of future periods; (12) the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities and (13) other such factors, including risk factors, as may be described in the Company’s other filings with the SEC.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan losses, the analysis and valuation of its investment securities and the valuation of deferred tax assets, as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2016 for additional information.

Summary

The Company reported net income for the second quarter of 2016 of $0.614 million ($0.16 basic and diluted income per share) compared to net income of $0.689 million ($0.18 basic and diluted income per share) for the quarter ended June 30, 2015, a decrease of 10.9%. On a pre-tax basis, the Company earned $1.011 million for the three month period ended June 30, 2016, a decrease of $0.13 million, or 11.4% over the second quarter of 2015.

For the six months ended June 30, 2016, the Company reported net income of $1.267 million ($0.32 basic and diluted income per share) compared to net income of $0.978 million ($0.25 basic and diluted income per share) for the six months ended June 30, 2015; an increase of $0.289 million, or 29.6%.

Total assets decreased $0.5 million, or 0.07%, from $653.5 million at December 31, 2015 to $653.1 million at June 30, 2016.

●	Cash and cash equivalents decreased $38.9 million from $85.4 million at December 31, 2015 to $46.5 million at June 30, 2016.
●	The net loan portfolio increased $44.3 million, or 9.2%, from $479.1 million at December 31, 2015 to $523.4 million at June 30, 2016.

Total liabilities decreased $2.1 million from $592.1 million at December 31, 2015 to $589.9 million at June 30, 2016.

●	Deposits increased $1.7 million from $444.7 million to $446.3 million.
●	Following historical seasonal trends, non-interest bearing deposits declined by $9.8 million.
●

Interest bearing deposits increased $11.5 million, mostly relating to a $19.3 million increase in savings and a $9.0 million increase in brokered deposits, partially offset by a $14.5 million decrease in time certificates.

Equity increased $1.6 million, from $61.5 million at December 31, 2015 to $63.1 million at June 30, 2016 due to year-to-date 2016 net income of $1.3 million and equity compensation of $0.3 million.

FINANCIAL CONDITION

Cash and Cash Equivalents

●

Cash and cash equivalents decreased $38.9 million, or 45.6%, to $46.5 million at June 30, 2016 compared to $85.4 million at December 31, 2015. The Company funded a $45.1 million increase in loans during the period, reduced FHLB borrowings by $4.0 million, and invested $1.2 million in premises and equipment. The effect of these outlays was partially offset, primarily by $2.6 million generated by operations, $6.4 million of proceeds from the reduction of available for sale securities and a $1.7 million increase in deposits.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(in thousands)	June 30, 2016	December 31, 2015	Inc/ (Dec)	Inc/(Dec) %

U.S. Government Agency bonds	$-	$4,954	$(4,954)	(100.0%	)
U.S. Government Agency mortgage- backed securities	12,139	13,413	(1,274)	(9.5)
Corporate bonds	8,898	9,010	(112)	(1.2)
Subordinated Notes	2,000	2,000	-	-

Total Available-for-Sale Securities	$23,037	$29,377	$(6,340)	(21.6%	)

Available-for-sale securities decreased $6.3 million, or 21.6%, from $29.4 million at December 31, 2015 to $23.0 million at June 30, 2016. This decrease was primarily due to $5 million face amount of government-sponsored agency bonds, which were called in April of 2016, as well as paydowns of $1.2 million on mortgage-backed securities.

Loans

The following table is a summary of the Company’s loan portfolio at the dates shown:

(in thousands)	June 30, 2016	December 31, 2015	Inc (Dec)	Inc/(Dec) %
Commercial and Industrial	$71,658	$59,752	$11,906	19.9%
Commercial Real Estate	270,003	245,828	24,175	9.8%
Construction	26,094	15,551	10,543	67.8%
Construction to permanent- CRE	4,229	4,880	(651)	(13.3)
Residential	104,746	110,837	(6,091)	(5.5)
Consumer/Other	51,924	47,521	4,403	9.3
Total Loans	528,654	484,369	44,285	9.1
Allowance for loan losses	(5,250)	(5,242)	(8)	0.2
Loans receivable, net	$523,404	$479,127	$44,277	9.2%

Certain amounts presented for prior periods have been reclassified for consistency with the current period.

The Company’s net loan portfolio increased $44.3 million, or 9.2%, from $479.1 million at December 31, 2015 to $523.4 million at June 30, 2016. The increase was achieved across the Company’s loan portfolio, with the exception of consumer loans which have not been aggressively marketed since 2013. As of June 30, 2016, the loan pipeline is strong, and management expects continued growth.

At June 30, 2016, the net loan to deposit ratio was 117% and the net loan to total assets ratio was 80%. At December 31, 2015, these ratios were 108% and 73%, respectively.

Allowance for Loan Losses

The allowance for loan losses remained materially the same between December 31, 2015 and June 30, 2016. An increase in specific reserves within our Commercial and Industrial category was offset by reductions in collective reserves within our Commercial and Industrial, and Construction categories, which resulted from improved underwriting standards and payoffs of certain loans.

The overall credit quality of the loan portfolio continues to be strong and stable. Based upon the overall assessment and evaluation of the loan portfolio at June 30, 2016, management believes the allowance for loan losses of $5.2 million, which represents 1.0% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

(dollars in thousands)	June 30, 2016	December 31, 2015

Loans past due over 90 days and still accruing	$1,491	$2,046
Non-accruing loans	4,800	1,593
Total	$6,291	$3,639
% of Total Loans	1.20%	0.75%
% of Total Assets	0.96%	0.56%

The $4.8 million of non-accrual loans at June 30, 2016 is comprised of five relationships, for which a specific reserve of $1.0 million has been established. The non-accrual increase of $3.2 million from December 31, 2015 is related to a single commercial loan and is not indicative of a credit quality trend within the portfolio. As this relationship moved to non-accrual status, the loan loss allocation tied to other loans that were no longer considered criticized were then reallocated to this new non-accrual relationship.

The Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment.

The $1.6 million of non-accrual loans at December 31, 2015 was comprised of three borrowers, for which a specific reserve of $3,000 had been established.

Other Real Estate Owned

At June 30, 2016, other real estate owned (“OREO”) aggregated $0.9 million, and consisted of a single property which consists of raw land and is suitable for multi-use construction. There was no OREO at December 31, 2015. The Company recognized a $0.01 million gain upon taking possession of the property in May of 2016. During the twelve months ended December 31, 2015, there was no OREO activity.

Deferred Taxes

Deferred tax assets decreased $0.7 million, from $13.8 million at December 31, 2015 to $13.1 million at June 30, 2016. This decrease was primarily due to net operating loss carry forwards applied to the tax liability on current year taxable income, in addition to a reduction in the deferred taxes on net unrealized security losses.

The Company will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(in thousands)	June 30, 2016	December 31, 2015	Inc/(Dec)	Inc/ (Dec) %

Non-interest bearing	$75,244	$85,065	$(9,821)	(11.5% )

Interest bearing
NOW	28,745	28,684	61	0.2%
Savings	124,196	106,291	17,905	16.8%
Money market	18,486	19,522	(1,036)	(5.3% )
Time certificates, less than $250,000	125,668	139,455	(13,787)	(9.9% )
Time certificates, $250,000 or more	16,812	17,509	(697)	(4.0% )
Brokered Deposits	57,185	48,154	9,031	18.8%
Total interest bearing	371,092	359,615	11,477	3.2%
Total Deposits	$446,336	$444,680	$1,656	0.4%

Deposits increased $1.7 million from $444.7 million at December 31, 2015 to $446.3 million at June 30, 2016. Decreases in non-interest bearing deposits were caused by typical seasonal decline. Regarding interest-bearing deposits, decreases in time certificates and money market accounts were more than offset by increases in savings and brokered deposits. The Company continues to implement deposit growth initiatives.

Borrowings

Total borrowings were $138.1 million at June 30, 2016 and were comprised of $128.0 million in Federal Home Loan Bank (“FHLB”) advances, $8.3 million in junior subordinated debentures and a $1.8 million note payable.

The FHLB advances had a weighted average interest rate of 0.33%. All had remaining maturities ranging between one days to five years.

The subordinated debentures of $8.2 million are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. These obligations qualify as Tier 1 capital. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Patriot National Statutory Trust I (an unconsolidated affiliate), provides a full and unconditional guarantee of the capital securities. The subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (3.79% at June 30, 2016), mature on March 26, 2033.

The trust has an early redemption feature at the Company’s option, exercisable on a quarterly basis.

In the third quarter of 2015, the Company entered into a note payable in the amount of $2.0 million for the purchase of its Fairfield, CT branch which was formerly leased. The note has a ten-year term and bears interest at a fixed rate of 1.75%. As of June 30, 2016, the principal balance on this note was $1.8 million.

Equity

Equity increased $1.6 million from $61.5 million at December 31, 2015 to $63.1 million at June 30, 2016 due to net income of $1.3 million and equity compensation of $0.3 million. Book and tangible book value per share aggregated $15.94 at June 30, 2016, as compared to $15.53 at December 31, 2015.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased by $5.4 million from $86.2 million at December 31, 2015 to $80.8 million at June 30, 2016.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

	Average Balance Sheet
	Net Interest income- Rate and Volume Variance Analysis
	Three months ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expens	Average Rate
(dollars in thousands)
Interest earning assets:
Loans	$507,771	$5,783	4.62%	$503,863	$5,924	4.72%
Investments	36,895	222	2.44%	45,309	179	1.58%
Cash Equivalents	33,458	28	0.34%	36,595	17	0.19%
Total interest earning assets	578,124	6,033	4.23%	585,767	6,120	4.19%

Cash and due from banks	2,996			2,451
Premises and equipment, net	29,908			23,827
Allowance for loan losses	(5,248)			(5,201)
Other assets	17,238			17,837
	$623,018			$624,681

Interest bearing liabilities:
Deposits	$363,889	$496	0.55%	$382,713	$513	0.54%
Borrowings	107,393	64	0.24%	101,099	85	0.34%
Subordinated debt	8,248	83	4.08%	8,248	73	3.59%
Note payable	1,876	8	1.73%	-	-
Total interest bearing liabilities	481,406	651	0.55%	492,060	671	0.55%

Demand deposits	75,074			70,045
Accrued expenses and other liabilities	3,630			2,662
Shareholders' equity	62,908			59,914
Total liabilities and equity	$623,018			$624,681

Net interest income		$5,382			$5,449
Interest margin			3.78%			3.73%
Interest spread			3.68%			3.64%

	Average Balance Sheet
	Net Interest income- Rate and Volume Variance Analysis
	Six months ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
(dollars in thousands)
Interest earning assets:
Loans	$496,566	$11,623	4.72%	$497,526	$11,470	4.65%
Investments	39,547	450	2.29%	45,836	352	1.55%
Cash Equivalents	42,479	69	0.33%	44,654	46	0.21%
Total interest earning assets	578,592	12,142	4.23%	588,016	11,868	4.07%

Cash and due from banks	3,036			2,563
Premises and equipment, net	29,770			23,213
Allowance for loan losses	(5,247)			(5,067)
Other assets	17,121			18,063
Total Assets	$623,272			$626,788

Interest bearing liabilities:
Deposits	$361,380	$969	0.54%	$378,803	$1,042	0.55%
Borrowings	110,608	185	0.34%	110,497	156	0.28%
Subordinated debt	8,248	165	4.03%	8,248	144	3.52%
Note payable	1,899	16	1.70%	-	-
Total interest bearing liabilities	482,135	1,319	0.55%	497,548	1,342	0.54%

Demand deposits	75,272			66,788
Accrued expenses and other liabilities	3,215			2,822
Shareholders' equity	62,650			59,630
Total liabilities and equity	$623,272			$626,788

Net interest income		$10,823			$10,526
Interest margin			3.77%			3.61%
Interest spread			3.68%			3.53%

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities:

	Three months ended June 30,			Six Months Ended June 30,
	2016 vs 2015			2016 vs 2015
	Increase (decrease) due to change in			Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans	$48	$(189)	$(141)	$(20)	$173	$153
Investments	(37)	80	43	(32)	130	98
Cash Equivalents	(1)	12	11	(2)	25	23
Total interest earning assets	10	(97)	(87)	(54)	328	274

Interest bearing liabilities:
Deposits	$(26)	$9	$(17)	$(52)	$(21)	$(73)
Borrowings	(2)	(19)	(21)	(14)	43	29
Subordinated debt	-	10	10	-	21	21
Note payable	8		8	16		16
Total interest bearing liabilities	(20)	-	(20)	(50)	43	(7)
Net interest income	$30	$(97)	$(67)	$(4)	$285	$281

For the quarter ended June 30, 2016, interest income decreased $0.1 million, or 1.4%, as compared to the quarter ended June 30, 2015. An increase of $3.9 million in average loan balances was more than offset by lower loan prepayment fees as the trend of fewer loan prepayments continues. Interest expense decreased slightly as compared to the year-ago period, mostly as the result of a decrease in average deposit balances since that time. Together, these changes produced a slight decrease in net interest income during the second quarter as compared to the second quarter of 2015. The Company’s loan portfolio as of June 30, 2016 actually increased $44.3 million compared to December 31, 2015. The loan pipeline remains strong and continued growth is expected.

For the six-month period ended June 30, 2016, interest income increased $0.3 million. Most of this increase related to the achievement of a higher rate of return on loans and investments as compared to the six months ended June 30, 2015, partially offset by reductions in average loan and average investment balances of $1.0 million and $6.3 million, respectively.

Interest expense for the six-month period decreased slightly. Lower average deposit balances were offset by an increase in the average rate of FHLB borrowings and a note payable for the purchase of the Company’s Fairfield CT property entered into during the third quarter of 2015.

Net interest margin for the quarter ended June 30, 2016 was 3.78% as compared to 3.73% for the quarter ended June 30, 2015. For the six months ended June 30, 2016, net interest margin was 3.77% as compared to 3.61% for the year-ago period. The improvement results primarily from a .74% increase in the average yield on investments.

.

Provision for Loan Losses

No addition to the allowance for loan losses was recorded in the six months ended June 30, 2016. Provision for loan losses of $0.25 million was recorded in the six months ended June 30, 2015. Overall, the credit quality of the loan portfolio is strong as the overall risk rating for the portfolio has improved. This, combined with continued improvement in regional economic trends, has enabled the Company to maintain its loan loss reserve level with no additional provision requirements for the six months ended June 30, 2016.

Non-interest income

Non-interest income decreased $0.1 million from $0.5 million for the quarter ended June 30, 2015 to $0.4 million for the quarter ended June 30, 2016. Fewer loan fees during the second quarter of 2016 was the primary cause of this decrease.

Non-interest expense

Non-interest expense remained materially the same during the quarter ended June 30, 2016 as compared to the year-ago period, as a result of continued cost control.

LIQUIDITY

The Company’s liquidity ratio was 9.9% at June 30, 2016 compared to 16.4% at December 31, 2015. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets are considered liquid assets: cash and cash equivalents (which includes federal funds sold), and unpledged available-for-sale securities. Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes the Company’s short-term assets provide sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts and to meet other anticipated and unanticipated cash requirements.

CAPITAL

The following table illustrates the Company’s regulatory capital ratios at June 30, 2016 and December 31, 2015:

Patriot National Bancorp, Inc.
	June 30, 2016	December 31, 2015
Tier 1 Leverage Capital	9.97%	9.77%
Common Equity Tier 1 Capital	9.56%	10.04%
Tier 1 Risk-based Capital	11.00%	11.60%
Total Risk-based Capital	11.94%	12.62%

The following table illustrates the Bank’s regulatory capital ratios at June 30, 2016 and December 31, 2015:

Patriot Bank, N.A
	June 30, 2016	December 31, 2015
Tier 1 Leverage Capital	10.13%	9.83%
Common Equity Tier 1 Capital	11.21%	11.72%
Tier 1 Risk-based Capital	11.21%	11.72%
Total Risk-based Capital	12.16%	12.74%

The implementation of the Basel III final framework commenced on January 1, 2015, for both the Company and the Bank. The new regulations have changed the ratio calculations, resulting in an initial decline upon adoption. Among other provisions, Basel III increased some asset risk weightings, introduced a new capital measure “Common Equity Tier 1” and will increase capital ratio requirements during a phase-in period from January 1, 2015 to January 1, 2019. Under the final capital rules, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. The minimum required ratios per Basel III for 2016 and 2019 are:

	January 01, 2016	January 01, 2019
Tier 1 Leverage Capital	5.00%	5.00%
Common Equity Tier 1 Capital	6.50%	7.00%
Tier 1 Risk-based Capital	8.00%	8.50%
Total Risk-based Capital	10.00%	10.50%

Both the Company’s and the Bank’s current capital ratios exceed the fully phased in minimum capital ratios of Basel III. The Bank maintained its “well capitalized” regulatory status through the second quarter of 2016.

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

MANAGEMENT CHANGES

Departure and Appointment of Certain Officers

In connection with its executive transition plans, on July 28, 2016 the Bank retained Kaplan Partners, an outside consulting firm, to assist with the search for a permanent Chief Executive Officer and the succession planning process of the Company and the Bank.

On August 4, 2016, Kenneth T. Neilson delivered notice of his resignation as Chief Executive Officer and President of the Company and the Bank (together, “Patriot”), effective August 19, 2016. Also, on August 4, 2016, Susan Neilson delivered notice of her resignation as Chief Operating Officer and Executive Vice President of the Bank, effective August 19, 2016. On August 10, 2016, the Board appointed Peter D. Cureau to serve as the interim Chief Operating Officer and President of the Company, effective as of August 19, 2016. Mr. Cureau has over 25 years of banking experience, culminating most recently in his role as the President and Chief Executive Officer of Capital Bank and Trust Company in Troy, New York. He has experience in all aspects of commercial banking, including operations and management. Also on August 10, 2016, the board of directors of the Company (the “Board”) appointed Michael A. Carrazza to serve as interim Chief Executive Officer, effective as of August 19, 2016. Mr. Carrazza has been the Chairman of both boards of directors of Patriot since leading its turnaround recapitalization in October 2010. Mr. Carrazza will not receive additional compensation for his service as interim officer, and has agreed to serve as an interim officer until the Board’s appointment of a new, permanent Chief Executive Officer.

For additional information, refer to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2016.

On January 5, 2016, Christina L. Maier resigned, for personal reasons, as Chief Financial Officer of Patriot, and as of April 30, 2016, from her position as Executive Vice President of Patriot. Also on that date, Neil M. McDonnell was appointed as Chief Financial Officer of Patriot. Mr. McDonnell had been serving as Executive Vice President, Finance of Patriot since December 9, 2015, and was a consultant to Patriot from October 5, 2015 through December 8, 2015.

Stock Repurchase Program

On July 26, 2016, the Company authorized a stock repurchase program under which it may repurchase up to 500,000 of its outstanding shares of common stock.     The program will terminate on July 31, 2017, unless suspended, discontinued or replaced at any time without prior notice.   Under the program, the Company may repurchase shares in open-market purchases or in private transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934.  The specific timing and amount of repurchases will be determined by the Company’s chairman, in his discretion, and will vary based on market conditions, securities laws limitations and other factors.   The repurchases will be funded using available cash on hand.

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

The exposure to interest rate risk is monitored by the Management Asset and Liability Committee (the “Committee”) consisting of senior management personnel. The Committee reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. This Committee reports to the Board of Directors. In addition to the Management Asset and Liability Committee, there is a Board Asset and Liability Committee (“ALCO”), which meets at least quarterly. ALCO monitors the interest rate risk analyses, reviews investment transactions during the period and determines compliance with the Company, ALCO and Liquidity policies.

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

Management’s goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed quarterly and presented to ALCO. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. Changes to these assumptions can significantly affect the results of the simulations. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change, and the changes in spreads between different market rates.

Simulation analysis is only an estimate of the Company’s interest rate risk exposure at a particular point in time. Management regularly reviews the potential effect changes in interest rates could have on the repayment of rate- sensitive assets and funding requirements of rate-sensitive liabilities.

The table below sets forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases. The analyses indicate the rate risk embedded in the Company’s portfolio at the dates indicated should all interest rates instantaneously rise or fall. The results of these changes are added to or subtracted from the base case; however, there are certain limitations to these types of analyses. Rate changes are rarely instantaneous and these analyses may therefore overstate the impact of short-term repricings. As a result of the historically low interest rate environment, the calculated effects of the 100 and 200 basis point downward shocks cannot absolutely reflect the risk to earnings and equity, since the interest rates on certain balance sheet items have approached their minimums. Therefore, it is not possible for the analyses to fully measure the true impact of these downward shocks.

Net Interest Income and Economic Value
Summary Performance
(dollars in thousands)
	June 30, 2016
	Net Interest Income			Net Portfolio Value
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+ 200	22,764	99	0.4%	88,856	(1,597)	(1.8%)
+ 100	22,824	159	0.7%	89,564	(889)	(1.0%)
BASE	22,665	-	-	90,453	-	-
- 100	22,515	(150)	(0.7%)	91,530	1,077	1.2%
- 200	22,454	(211)	(0.9%)	96,808	6,355	7.0%

	December 31, 2015
	Net Interest Income			Net Portfolio Value
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+ 200	21,502	545	2.6%	82,588	(3,456)	(4.0%)
+ 100	21,319	362	1.7%	84,303	(1,741)	(2.0%)
BASE	20,957	-	-	86,044	-	-
- 100	20,653	(304)	(1.5%)	89,085	3,041	3.5%
- 200	20,506	(451)	(2.2%)	92,546	6,502	7.6%

Item 4: Controls and Procedures

Disclosure Controls and Procedures

The Bank maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed timely, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures.

An evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, as of the end of the period covered by this report. As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the aforementioned officers concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were not effective as a result of the material weakness in internal controls over financial reporting detailed below.

During the second quarter of 2016, management identified the following deficiency in the operating effectiveness of controls relating to the process of estimating the allowance for loan losses that was determined to be a material weakness: i) controls over recording eligible collateral when calculating specific reserves on impaired loans; and ii) controls over the development and monitoring of qualitative factors used in calculating the general component of the loan loss reserve in accordance with the approved allowance for loan losses policy. The Company’s Chief Executive Officer and Chief Financial Officer have determined that the Company’s financial reporting controls and procedures with respect to the allowance for loan losses were not operating effectively for the quarter ended June 30, 2016 to ensure that credit quality information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weakness did not result in any material misstatement of the Company's consolidated financial statements for any period presented.

In response to the material weakness identified above, the Company is in the process of implementing changes to its internal control over financial reporting, including changes to the allowance for loan losses process and control procedures, and enhancements to internal controls over the review process. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of the material weakness will be completed prior to the end of fiscal year 2016.

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

Other than what is described above, there were no other changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:           Legal Proceedings

Neither the Company nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or the Bank is a party or any of its property is subject.

Item 1A:      Risk Factors

During the six months ended June 30, 2016, there were no material changes to the risk factors relevant to the Company’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2015, except as follows.

Our stockholders may experience dilution upon the repurchase of common shares. On July 26, 2016, our Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to 500,000 shares of its common stock. The Company may repurchase shares of its common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. The share repurchase program will be in effect until July 31, 2017, or until suspended, discontinued or replaced.   If the Company were to repurchase shares at a price above net asset value per share, such repurchases would result in an immediate dilution in net asset value per share to existing common stockholders.

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
August 15, 2016