Form 10-Q/A
period 2016-06-30
PATRIOT NATIONAL BANCORP INC
filed 2016-11-14
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 (“Original Filing”) to: (i) restate management's conclusions regarding the effectiveness of its disclosure controls and procedures as of June 30, 2016; (ii) reissue the consolidated financial statements for the three month and six month periods ended June 30, 2016 to reflect changes in the provision for loan losses resulting from the material weaknesses in internal controls over financial reporting. Accordingly, the Company hereby amends and replaces in their entirety Items 1, 2, and 4 in Part I. For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified where necessary to reflect the restatement and revisions. All other statements and provisions in the Form 10-Q have not been updated and remain unchanged.

Subsequent to filing the June 30, 2016 Form 10-Q, management became aware of the results of a bankruptcy court ordered auction which took place in June 2016, involving the collateral of one of the impaired loans at June 30, 2016.  Management also became aware that the court later approved the bid received at the auction and the sale of said collateral occurred in August 2016.  Management made the determination that some of this information was publicly available by the time of the filing of the June 30, 2016 Form 10-Q and should have been included in the valuation of the impaired loan in the June 30, 2016 Form 10-Q.   The resulting $2.0 million adjustment to the provision for loan losses ($1.2 adjustment to net income) for the three and six month periods ended June 30, 2016 was determined to be material to earnings. The restatement has no impact on the audit report for the year ended December 31, 2015 or the quarter ended March 31, 2016.

The Company has concluded that there is a material weakness in internal control over financial reporting, related the allowance for loan losses, as the Company did not maintain effective controls over (i) the recording, monitoring and valuation of eligible collateral when calculating specific reserves on impaired loans; and (ii) controls over the development and monitoring of qualitative factors used in calculating the general component of the loan loss reserve in accordance with the approved allowance for loan losses policy. Specifically the Company’s management has determined that the Company’s financial reporting controls and procedures with respect to the allowance for loan losses were not operating effectively for the quarter ended June 30, 2016. Accordingly, management has determined that the Company's disclosure controls and procedures were not effective as of June 30, 2016.

As required by Rule 12b-15, the Company's principal executive officer and principal financial officer are providing new currently dated certifications. Accordingly, the Company hereby amends Item 6 in Part II in the Original Filing to reflect the filing of the new certifications.

Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

Except as described above, this Amendment Number 1 to the Form 10-Q continues to speak as of the original filing date, and does not reflect the events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q other than the changes described above.  For additional information about this restatement refer to Note 1. Basis of Presentation and Restatement of Consolidated Financial Statements, of the Notes to consolidated financial statements.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	Restated
	June 30, 2016	December 31, 2015

ASSETS	(in thousands, except shares and per share amounts)
Cash and due from banks:
Noninterest bearing deposits and cash	$2,893	$2,588
Interest bearing deposits	43,594	82,812
Total cash and cash equivalents	46,487	85,400

Securities:
Available for sale securities, at fair value (Note 2)	23,037	29,377
Other Investments	4,450	4,450
Restricted stock, at cost	7,982	8,645
Total securities	35,469	42,472

Loans receivable (net of allowance for loan losses: 2016: $7,209; 2015: $5,242) (Note 3)	521,445	479,127
Premises and equipment, net	29,972	29,421
Other real estate owned	851	-
Accrued interest and dividends receivable	2,120	2,010
Deferred tax asset (Note 7)	13,836	13,763
Other assets	1,679	1,338
Total assets	$651,859	$653,531

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Note 5):
Noninterest bearing deposits	$75,244	$85,065
Interest bearing deposits	371,092	359,615
Total deposits	446,336	444,680

Federal Home Loan Bank borrowings (Note 9)	128,000	132,000
Junior subordinated debt owed to unconsolidated trust (Note 9)	8,248	8,248
Note Payable (Note 9)	1,846	1,939
Advances from borrowers for taxes and insurance	2,451	2,367
Accrued expenses and other liabilities	3,064	2,833
Total liabilities	589,945	592,067

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 3,959,903 and 3,957,377 shares issued; 3,958,733 and 3,956,207 shares outstanding; at June 30, 2016 and December 31, 2015, respectively	40	40
Additional paid-in capital	106,876	106,568
Accumulated deficit	(44,761)	(44,832)
Less: Treasury stock, at cost: 2016 and 2015, 1,170 shares	(160)	(160)
Accumulated other comprehensive loss	(81)	(152)
Total shareholders' equity	61,914	61,464
Total liabilities and shareholders' equity	$651,859	$653,531

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated		Restated
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Interest and Dividend Income
Interest and fees on loans	$5,783	$5,924	$11,623	$11,470
Interest on investment securities	132	119	274	235
Dividends on investment securities	90	60	176	117
Other interest income	28	17	69	46
Total interest and dividend income	6,033	6,120	12,142	11,868
Interest Expense
Interest on deposits	496	513	969	1,042
Interest on Federal Home Loan Bank borrowings	64	85	185	156
Interest on subordinated debt	83	73	165	144
Interest on other borrowings	8	-	16	-
Total interest expense	651	671	1,335	1,342
Net interest income	5,382	5,449	10,807	10,526
Provision for Loan Losses	1,959	-	1,959	250
Net interest income after provision for loan losses	3,423	5,449	8,848	10,276
Non-Interest Income
Loan application, inspection & processing fees	21	105	88	155
Fees and service charges	150	147	301	321
Rental Income	104	177	207	110
Other income	90	22	179	259
Total non-interest income	365	451	775	845
Non-Interest Expense
Salaries and benefits	2,615	2,395	5,165	4,739
Occupancy and equipment expense	750	909	1,530	1,864
Data processing expense	241	255	526	505
Advertising and promotional expenses	96	137	213	187
Professional and other outside services	364	391	773	960
Loan administration and processing expenses	8	7	16	29
Regulatory assessments	147	157	294	311
Insurance expense	56	83	111	164
Material and communications	115	106	208	187
Other operating expenses	344	319	664	544
Total non-interest expense	4,736	4,759	9,500	9,490
Income (loss) before income taxes	(948)	1,141	123	1,631
Expense (Benefit) for income taxes	(366)	452	52	653
Net income (loss)	$(582)	$689	$71	$978
Basic and diluted income (loss) per share (1)	$(0.15)	$0.18	$0.02	$0.25

(1)	All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015.

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Restated		Restated
in thousands	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$(582)	$689	$71	$978
Other comprehensive income (loss) :
Unrealized holding gains (losses) on securities	59	(45)	115	227
Income tax effect	(23)	18	(44)	(91)
Total other comprehensive income (loss)	36	(27)	71	136
Total comprehensive income (loss)	$(546)	$662	$142	$1,114

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except shares)			Additional	Restated		Accumulated Other	Restated
	Number of Shares	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Loss	Total

Balance at December 31, 2014	3,924,192	$39	$106,108	$(46,975)	$(160)	$(277)	$58,735

Net Income	-	-	-	978	-	-	978
Unrealized holding gain on available for sale securities, net of taxes	-	-	-	-	-	136	136
Total comprehensive income		-	-	-	-		1,114
Share-based compensation expense	-	-	227	-	-	-	227
Issuance of restricted stock	450	-	-	-	-	-	-
Balance, June 30, 2015	3,924,642	$39	$106,335	$(45,997)	$(160)	$(141)	$60,076

Balance December 31, 2015	3,956,207	40	106,568	(44,832)	(160)	(152)	61,464
Net income (restated)	-	-	-	71	-	-	71
Unrealized holding gain on available for sale securities, net of taxes	-	-	-	-	-	71	71
Total comprehensive income (restated)		-	-	-	-	-	142
Share-based compensation expense	-	-	308	-	-	-	308
Issuance of restricted stock	2,526	-	-	-	-	-	-
Balance, June 30, 2016 (restated)	3,958,733	$40	$106,876	$(44,761)	$(160)	$(81)	$61,914

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	Restated
	2016	2015
	(in thousands)
Cash Flows from Operating Activities:

Net income	$71	$978
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of investment premiums and discounts, net	35	107
Amortization and accretion of purchase loan premiums and discounts, net	8	158
Provision for loan losses	1,959	250
Depreciation and amortization	616	499
Share-based compensation	308	227
Deferred income taxes	(117)	619
Gain on acquisition of OREO	(11)	-
Changes in assets and liabilities:
(Increase) decrease in net deferred loan costs	(8)	232
Increase in accrued interest and dividends receivable	(110)	(116)
Increase in other assets	(341)	(44)
Increase in accrued expenses and other liabilities	231	514
Net cash provided by operating activities	2,641	3,424

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	1,389	2,157
Proceeds from call of available for sale securities	5,031	-
(Purchases) redemptions of Federal Reserve Bank stock	(48)	38
Redemptions of Federal Home Loan Bank stock	711	-
Increase in loans	(45,117)	(17,361)
Purchase of bank premises and equipment, net	(1,167)	(2,845)
Net cash used in investing activities	(39,201)	(18,011)

Cash Flows from Financing Activities:
Net increase in deposits	1,656	14,340
Decrease in FHLB borrowings	(4,000)	(20,000)
Repayment of Note Payable	(93)	-
Increase in advances from borrowers for taxes and insurance	84	82
Net cash used in financing activities	(2,353)	(5,578)
Net decrease in cash and cash equivalents	(38,913)	(20,165)

Cash and Cash Equivalents:
Beginning	85,400	73,258
Ending	$46,487	$53,093

Interest paid	$1,173	$1,144
Income taxes paid	$-	$3
Transfer of loans to other real estate owned	$840	$-

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 1: Basis of Financial Statement Presentation and Restatement of Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of Patriot National Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries including Patriot Bank N.A. (the “Bank”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited condensed consolidated financial statements presented herein should be read in conjunction with the previously filed audited financial statements of the Company and notes thereto for the year ended December 31, 2015.

The Consolidated Balance Sheet at December 31, 2015 presented herein has been derived from the audited financial statements of the Company at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Restatement of Consolidated Financial Statements

The Company has restated its previously filed interim financial statements as of and for the three and six months ended June 30, 2016.  The restatement had the effect of reducing net income for the three months ended June 30, 2016 from net income of $614 thousand to a net loss of $582 thousand.   For the six months then ended, net income was reduced from $1,267 thousand to $71 thousand.  Basic and diluted income per share was reduced from $0.16 to a loss of $0.15 for the three months ended June 30, 2016, and from $0.32 to $0.02 for the six months then ended.

The Company has determined to increase the loan loss reserve for one specific impaired loan due to information and further analysis regarding the full collectability of this loan.  Subsequent to filing the original Form 10-Q, information became known, which was available at the time the impairment analysis was prepared, regarding the valuation of certain collateral included in the analysis.  To fully reserve for this loan, an increase in the Company’s loan loss provision for the three months ended June 30, 2016 of $1,959,128 is required.

The $1.96 million increase in the Company’s loan loss provision has been reflected herein, as well as its impact on earnings, earnings per share, loans receivable, the allowance for loan losses, deferred tax assets, regulatory capital and equity.  The effect of these changes on the consolidated financial statements of the Company is as follows.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Previously Reported	Adjustment	Restated	Previously Reported	Adjustment	Restated
	(in thousands, except shares and per share amounts)

Provision for loan losses	$-	$1,959	$1,959	$-	$1,959	$1,959
Income before income taxes	1,011	(1,959)	(948)	2,082	(1,959)	123
(Benefit) expense for income taxes	397	(763)	(366)	815	(763)	52
Net income	614	(1,196)	(582)	1,267	(1,196)	71
Total comprehensive income (loss)	650	(1,196)	(546)	1,338	(1,196)	142

Basic and diluted income per share	$0.16	$(0.31)	$(0.15)	$0.32	$(0.30)	$0.02

Consolidated Statement of Cash Flows:
Net income	N/A	N/A	N/A	1,267	(1,196)	71
Provision for loan losses	N/A	N/A	N/A	-	1,959	1,959
Deferred income taxes	N/A	N/A	N/A	646	(762)	(117)

	As of June 30, 2016
	Previously Reported	Adjustment	Restated
Loans receivable, net of allowance for loan losses	$523,404	$(1,959)	$521,445
Deferred tax asset	13,073	763	13,836
Total assets	653,055	1,196	651,859
Accumulated deficit	(43,565)	(1,196)	(44,761)
Total shareholders' equity	66,110	(1,196)	61,914

The restatement had no impact on the Company‘s consolidated financial statements as of and for the periods ended June 30, 2015 or December 31, 2015.

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

Interest income is accrued based on the unpaid principal balance. Loan application fees are non interest income, while other certain direct origination costs are deferred and amortized as a level yield adjustment over the respective term of the loan and reported in interest income.

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

A summary of the Company’s loan portfolio at June 30, 2016 and December 31, 2015 is as follows:

	Restated
(in thousands)	June 30,	December 31,
	2016	2015	Inc (Dec)	Inc/(Dec) %
Commercial and Industrial	$71,658	$59,752	$11,906	19.9%
Commercial Real Estate	270,003	245,828	24,175	9.8
Construction	26,094	15,551	10,543	67.8
Construction to permanent- CRE	4,229	4,880	(651)	(13.3)
Residential	104,746	110,837	(6,091)	(5.5)
Consumer/Other	51,924	47,521	4,403	9.3
Total Loans	528,654	484,369	44,285	9.1
Allowance for loan losses	(7,209)	(5,242)	(1,967)	37.5
Loans receivable, net	$521,445	$479,127	$42,318	8.8%

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

(in thousands)	Restated							Restated
Three months ended June 30, 2016	Commercial and Industrial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer/ Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,083	$1,943	$650	$121	$624	$609	$217	$5,247
Charge-offs	-	-	-	-	-	(1)	-	(1)
Recoveries	3	-	-	-	1	-	-	4
Provision	2,314	352	(481)	24	22	(77)	(195)	1,959
Ending Balance	$3,400	$2,295	$169	$145	$647	$531	$22	$7,209

Six months ended June 30, 2016
Allowance for loan losses:
Beginning Balance	$1,027	$1,970	$486	$123	$740	$677	$219	$5,242
Charge-offs	-	-	-	-	(4)	(2)	-	(6)
Recoveries	12	-	-	-	1	1	-	14
Provision	2,361	325	(317)	22	(90)	(145)	(197)	1,959
Ending Balance	$3,400	$2,295	$169	$145	$647	$531	$22	$7,209

Ending balance: individually evaluated for impairment	2,977	-	-	-	-	2	-	$2,979
Ending balance: collectively evaluated for impairment	423	2,295	169	145	647	529	22	$4,230
Total allowance for loan losses	$3,400	$2,295	$169	$145	$647	$531	$22	$7,209

As of June 30, 2016

Total loans ending balance	$71,658	$270,003	$26,094	$4,229	$104,746	$51,924	$-	$528,654

Ending balance: individually evaluated for impairment	$3,272	$6,526	$-	$-	$4,515	$546	$-	$14,859
Ending balance: collectively evaluated for impairment	$68,386	$263,477	$26,094	$4,229	$100,231	$51,378	$-	$513,795

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

The $4.8 million of non-accrual loans at June 30, 2016 is comprised of five relationships, for which a specific reserve of $3.0 million, as restated has been established. The $1.6 million of non-accrual loans at December 31, 2015 was comprised of three relationships, for which a specific reserve of $3,000 had been established.

The non-accrual increase of $3.2 million from December 31, 2015 is largely related to a single impaired commercial loan, to which the $3.0 million, as restated increase in specific reserves is also attributable. As this relationship moved to non-accrual status $1.02 million of loan loss allocation, tied to other loans that were no longer considered criticized, was reallocated to this new non-accrual relationship. The Company determined, based on its analysis regarding the collectability of this loan, to fully reserve for this loan. Accordingly an increase in the Company’s loan loss provision for the three months ended June 30, 2016, of $1.96 million was recorded via a charge against earnings.

Despite the Company’s decision to fully reserve for this loan as of June 30, 2016, the Company has commenced recovery actions for alleged fraud across all available avenues, including insurance coverage and claims against third parties. Potentially responsive insurance coverage, under which the Company has sought recovery, includes a Financial Institution Bond with a limit of liability of $5.0 million above a $50,000 deductible. The Company will vigorously pursue its avenues of recovery, including insurance coverage and third party claims.

Management believes that this single relationship is not indicative of a credit quality trend within the portfolio, and that the overall credit quality of the Company’s loan portfolio continues to be strong and stable.

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

At June 30, 2016, five loans were on non-accrual status totaling $4.8 million. For these five loans a specific reserve of $3.0 million has been established.

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

Impaired Loans

Impaired loans consist of non-accrual loans, Troubled Debt Restructurings (“TDRs”), and loans previously classified as TDRs that have been upgraded. As of June 30, 2016, the Company’s impairment analysis resulted in identification of $14.9 million of impaired loans, for which specific reserves of $3.0 million, as restated were required at June 30, 2016, compared to $12.9 million of impaired loans at December 31, 2015, for which specific reserves of $3,000 were required. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

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

The following table summarizes impaired loans by loan portfolio class as of June 30, 2016:

			Restated
(in thousands)	Recorded Investment	Principal Balance	Related Allowance

With no related allowance recorded:
Commercial & Industrial	$295	$327	$-
Commercial Real Estate	6,526	7,031	-
Construction	-	287	-
Residential	4,515	5,518	-
Consumer/ Other	544	629
Total:	$11,880	$13,792	$-

With an allowance recorded:
Commercial & Industrial	$2,977	$2,977	$2,977
Commercial Real Estate	-	-	-
Construction	-	-	-
Residential	-	-	-
Consumer/ Other	2	2	2
Total:	$2,979	$2,979	$2,979

Commercial & Industrial	$3,272	$3,304	$2,977
Commercial Real Estate	6,526	7,031	-
Construction	-	287	-
Residential	4,515	5,518	-
Consumer/ Other	546	631	2
Total:	$14,859	$16,771	$2,979

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table summarizes impaired loans by loan portfolio class as of December 31, 2015:

(in thousands)	Recorded Investment	Principal Balance	Related Allowance

With no related allowance recorded:
Commercial & Industrial	$-	$96	$-
Commercial Real Estate	7,745	8,259	-
Construction	-	287	-
Construction to Permanent	-	-	-
Residential	4,556	5,559	-
Consumer/ Other	547	633	-
Total:	$12,848	$14,834	$-

With an allowance recorded:
Consumer	3	3	3
Total:	$3	$3	$3

Commercial & Industrial	$-	$96	$-
Commercial Real Estate	7,745	8,259	-
Construction	-	287	-
Residential	4,556	5,559	-
Consumer/ Other	550	636	3
Total:	$12,851	$14,837	$3

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

Note 7: Income Taxes

For the three months ended June 30, 2016, the Company recorded an income tax benefit, as restated, of $0.4 million, and for the six months ended June 30, 2016 the Company recorded an income tax expense of $0.1 million, as restated. This compares to income tax expense of $0.5 million and $0.7 million, respectively, for the three and six months ended June 30, 2015.

Deferred tax assets, as restated, of $13.8 million at June 30, 2016 remained materially unchanged as compared to December 31, 2015.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The Company had no outstanding stock options as of June 30, 2016 or December 31, 2015. The following is information about the computation of income (loss) per share for the three and six months ended June 30, 2016 and 2015:

	Restated		Restated
Three months ended June 30, 2016	Net Loss	Weighted Average Common Shares Outstanding	Amount

Basic Loss Per Share	$(582,313)	3,957,012	$(0.15)
Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	N/A	N/A

Diluted Loss Per Share	(582,313)	3,957,012	$(0.15)

Three months Ended June 30, 2015	Net Income	Weighted Average Common Shares Outstanding	Amount

Basic Income Per Share	$689,321	3,872,073	$0.18
Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	21,093	N/A

Diluted Income Per Share	$689,321	3,893,166	$0.18

	Restated		Restated
Six months ended June 30, 2016	Net Income	Weighted Average Common Shares Outstanding	Amount

Basic Earnings Per Share	$71,084	3,956,609	$0.02
Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	33,366	N/A

Diluted Earnings Per Share	71,084	3,989,975	$0.02

Six months Ended June 30, 2015	Net Income	Weighted Average Common Shares Outstanding	Amount

Basic Income Per Share	$978,134	3,871,960	$0.25
Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	20,992	N/A

Diluted Income Per Share	$978,134	3,892,952	$0.25

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 11: Regulatory and Operational Matters

The Company’s and the Bank’s capital and capital ratios at June 30, 2016 and December 31, 2015 were:

	Restated		Restated		Restated		Restated
					Capital Requirements
	Actual		Minimum		Minimum with Capital Buffer		Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2016

The Company:

Tier 1 Leverage Capital (to Average Assets)	$59,154	9.66%	$24,491	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	51,154	9.21%	24,999	4.50%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	59,154	10.65%	33,332	6.00%	N/A	N/A	N/A	N/A
Total Capital (to Risk Weighted Assets)	66,101	11.90%	44,442	8.00%	N/A	N/A	N/A	N/A

The Bank:

Tier 1 Leverage Capital (to Average Assets)	$60,201	9.83%	$24,504	4.00%	N/A	N/A	$30,630	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	60,201	10.87%	24,934	4.50%	28,397	5.125%	36,015	6.50%
Tier 1 Capital (to Risk Weighted Assets)	60,201	10.87%	33,245	6.00%	36,708	6.625%	44,327	8.00%
Total Capital (to Risk Weighted Assets)	67,131	12.12%	44,327	8.00%	47,790	8.625%	55,408	10.00%

December 31, 2015

The Company:

Total Capital (to Risk Weighted Assets)	$59,595	9.77%	$24,401	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	51,595	10.04%	23,119	4.50%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	59,595	11.60%	30,826	6.00%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Average Assets)	64,845	12.62%	41,101	8.00%	N/A	N/A	N/A	N/A

The Bank:

Total Capital (to Risk Weighted Assets)	$59,958	9.83%	$24,393	4.00%	N/A	N/A	$30,491	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	59,958	11.72%	23,029	4.50%	N/A	N/A	33,265	6.50%
Tier 1 Capital (to Risk Weighted Assets)	59,958	11.72%	30,706	6.00%	N/A	N/A	40,941	8.00%
Tier 1 Capital (to Average Assets)	65,207	12.74%	40,941	8.00%	N/A	N/A	51,177	10.00%

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table reflects financial assets measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized:

			Restated	Restated
Asset Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
June 30, 2016

Impaired loans	$-	$-	$-	$-
Other real estate owned	$-	$-	$851	$851

December 31, 2015

Impaired loans	$-	$-	$363	$363
Other real estate owned	$-	$-	$-	$-

(dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Restated	Valuation	Unobservable	Range
RangeAsset Description	Fair Value	Technique	Input	(Weighted Average )

June 30, 2016
		Appraised	Liquidation Costs (2)	9.6%	(9.6%)	(3)
Other real estate owned	$851	Value of Property (1)	Appraisal Adjustment (2)	13%	(13%)	(3)

December 31, 2015
Impaired loans	$363	Appraised Value of Collateral (1)	Liquidation Costs (2)	8%	(8%)	(3)

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at June 30, 2016 and December 31, 2015:

		Restated	Restated
		June 30, 2016		December 31, 2015
(in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,893	$2,893	$2,588	$2,588
Interest-bearing deposits due from banks	Level 1	43,594	43,594	82,812	82,812
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,123	2,123	2,075	2,075
Federal Home Loan Bank stock	Level 2	5,859	5,859	6,570	6,570
Loans receivable, net	Level 3	521,445	524,635	479,127	478,160
Accrued interest receivable	Level 2	2,120	2,120	2,010	2,010

Financial Liabilities:
Demand deposits	Level 2	$75,244	$75,244	$85,065	$85,065
Savings deposits	Level 2	124,196	124,196	108,658	108,658
Money market deposits	Level 2	18,486	18,486	19,522	19,522
NOW accounts	Level 2	28,745	28,745	28,684	28,684
Time deposits	Level 2	142,480	122,965	156,964	156,363
Brokered Deposits	Level 1	57,185	57,160	48,154	48,062
FHLB Borrowings	Level 2	128,000	128,441	132,000	131,903
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Note Payable	Level 3	1,846	1,887	1,939	1,904
Accrued interest payable	Level 2	592	592	532	532

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

Summary

As described in the Explanatory Note and Note 1 to the consolidated financial statements the Company has restated its previously filed interim financial statements for the three and six months ended June 30, 2016. The Company reported a net loss for the second quarter of 2016 of $0.582 million ($0.15 basic and diluted loss per share), as restated, compared to net income of $0.689 million ($0.18 basic and diluted income per share) for the quarter ended June 30, 2015. On a pre-tax basis, the Company, as restated, lost $0.948 million for the three month period ended June 30, 2016, as compared to pretax income of $1.141 million during the three months ended June 30, 2015.

For the six months ended June 30, 2016, the Company reported net income, as restated, of $0.071 million ($0.02 basic and diluted income per share) compared to net income of $0.978 million ($0.25 basic and diluted income per share) for the six months ended June 30, 2015; as restated, a decrease of $0.907 million, or 92.7%.

Total assets decreased, as restated, $1.7 million, or 0.3%, from $653.5 million at December 31, 2015 to $651.9 million as restated at June 30, 2016.

●	Cash and cash equivalents decreased $38.9 million from $85.4 million at December 31, 2015 to $46.5 million at June 30, 2016.
●	The net loan portfolio, as restated, increased $42.3 million, or 8.8%, from $479.1 million at December 31, 2015 to $521.4 million, as restated, at June 30, 2016.

Total liabilities decreased $2.1 million from $592.1 million at December 31, 2015 to $589.9 million at June 30, 2016.

●	Deposits increased $1.7 million from $444.7 million to $446.3 million.
●	Following historical seasonal trends, non-interest bearing deposits declined by $9.8 million.
●

Interest bearing deposits increased $11.5 million, mostly relating to a $19.3 million increase in savings and a $9.0 million increase in brokered deposits, partially offset by a $14.5 million decrease in time certificates.

Equity as restated increased $0.45 million, from $61.5 million at December 31, 2015 to $61.9 million as restated at June 30, 2016 due to year-to-date 2016 net income as restated of $0.07 million, unrealized holding gains on available for sale securities of $0.07 million and equity compensation of $0.31 million.

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

Loans

The following table is a summary of the Company’s loan portfolio at the dates shown:

	Restated		Restated	Restated
(in thousands)	June 30, 2016	December 31, 2015	Inc (Dec)	Inc/(Dec) %
Commercial and Industrial	$71,658	$59,752	$11,906	19.9%
Commercial Real Estate	270,003	245,828	24,175	9.8%
Construction	26,094	15,551	10,543	67.8%
Construction to permanent- CRE	4,229	4,880	(651)	(13.3)
Residential	104,746	110,837	(6,091)	(5.5)
Consumer/Other	51,924	47,521	4,403	9.3
Total Loans	528,654	484,369	44,285	9.1
Allowance for loan losses	(7,209)	(5,242)	(1,967)	37.5
Loans receivable, net	$521,445	$479,127	$42,318	8.8%

Certain amounts presented for prior periods have been reclassified for consistency with the current period.

The Company’s net loan portfolio as restated increased $42.3 million, or 8.8%, from $479.1 million at December 31, 2015 to $521.4 million as restated at June 30, 2016. As of June 30, 2016, the loan pipeline is strong, and management expects continued growth.

At June 30, 2016, the net loan to deposit ratio was 117% and the net loan to total assets ratio was 80%. At December 31, 2015, these ratios were 108% and 73%, respectively.

Allowance for Loan Losses

A $3.0 million increase in specific reserves as restated since December 31, 2015, pertaining to a single relationship within our Commercial and Industrial category, was partially offset by reductions in collective reserves within our Commercial and Industrial and Construction categories aggregating $1.0 million.

The overall credit quality of the loan portfolio continues to be strong and stable. Based upon the overall assessment and evaluation of the loan portfolio at June 30, 2016, management believes the allowance for loan losses as restated of $7.2 million, which represents 1.4% of gross loans outstanding, as restated, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

(dollars in thousands)	June 30, 2016	December 31, 2015

Loans past due over 90 days and still accruing	$1,491	$2,046
Non-accruing loans	4,800	1,593
Total	$6,291	$3,639
% of Total Loans	1.20%	0.75%
% of Total Assets	0.97%	0.56%

The $4.8 million of non-accrual loans at June 30, 2016 is comprised of five relationships, for which a specific reserve of $3.0 million, as restated, has been established. The $1.6 million of non-accrual loans at December 31, 2015 was comprised of three relationships, for which a specific reserve of $3,000 had been established.

The non-accrual loan increase of $3.2 million from December 31, 2015 is related to a single commercial loan, to which the $2.98 million, as restated, increase in specific reserves is also attributable. As this relationship moved to non-accrual status, $1.02 million of loan loss allocation, as restated, which were tied to other loans that were no longer considered criticized, was reallocated to this new non-accrual relationship. The Company determined based on its analysis regarding the collectability of this loan, to fully reserve for this loan. Accordingly a loan loan loss provision, as restated, for the three months ended June 30, 2016 of $1.96 million was recorded via a charge against earnings as restated.

Despite the Company’s decision to fully reserve for this loan as of June 30, 2016, the Company has commenced recovery actions for alleged fraud across all available avenues, including insurance coverage and claims against third parties. Potentially responsive insurance coverage, under which the Company has sought recovery, includes a Financial Institution Bond with a limit of liability of $5.0 million above a $50,000 deductible. The Company will vigorously pursue its avenues of recovery, including insurance coverage and third party claims, and believes that its pursuit of these remedies will result in a substantial recovery of this loan in future period(s).

Management believes that this single relationship is not indicative of a credit quality trend within the portfolio, and that the overall credit quality of the Company’s loan portfolio continues to be strong and stable.

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

Deferred Taxes

Deferred tax assets, as restated, of $13.8 million at June 30, 2016 remained materially unchanged as compared to December 31, 2015.

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

Equity

Equity as restated increased $0.45 million, from $61.5 million at December 31, 2015 to $61.9 million as restated at June 30, 2016 due to year-to-date 2016 net income of $0.07 million, unrealized holding gains on available for sale securities of $0.07 million and equity compensation of $0.31 million. Book and tangible book value per share aggregated $15.64 at June 30, 2016, as compared to $15.53 at December 31, 2015.

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

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid:

	Average Balance Sheet
	Net Interest income- Rate and Volume Variance Analysis
	Three months ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expens	Average Rate
(dollars in thousands)
Interest earning assets:
Loans	$507,771	$5,783	4.62%	$503,863	$5,924	4.72%
Investments	36,895	222	2.44%	45,309	179	1.58%
Cash Equivalents	33,458	28	0.34%	36,595	17	0.19%
Total interest earning assets	578,124	6,033	4.23%	585,767	6,120	4.19%

Cash and due from banks	2,996			2,451
Premises and equipment, net	29,908			23,827
Allowance for loan losses	(5,270)			(5,201)
Other assets	17,247			17,837
	$623,005			$624,681

Interest bearing liabilities:
Deposits	$363,889	$496	0.55%	$382,713	$513	0.54%
Borrowings	107,393	64	0.24%	101,099	85	0.34%
Subordinated debt	8,248	83	4.08%	8,248	73	3.59%
Note payable	1,876	8	1.73%	-	-
Total interest bearing liabilities	481,406	651	0.55%	492,060	671	0.55%

Demand deposits	75,074			70,045
Accrued expenses and other liabilities	3,630			2,662
Shareholders' equity	62,895			59,914
Total liabilities and equity	$623,005			$624,681

Net interest income		$5,382			$5,449
Interest margin			3.78%			3.73%
Interest spread			3.68%			3.64%

	Average Balance Sheet
	Net Interest income- Rate and Volume Variance Analysis
	Six months ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
(dollars in thousands)
Interest earning assets:
Loans	$496,566	$11,623	4.72%	$497,526	$11,470	4.65%
Investments	39,547	450	2.29%	45,836	352	1.55%
Cash Equivalents	42,479	69	0.33%	44,654	46	0.21%
Total interest earning assets	578,592	12,142	4.23%	588,016	11,868	4.07%

Cash and due from banks	3,036			2,563
Premises and equipment, net	29,770			23,213
Allowance for loan losses	(5,258)			(5,067)
Other assets	17,125			18,063
Total Assets	$623,265			$626,788

Interest bearing liabilities:
Deposits	$361,380	$969	0.54%	$378,803	$1,042	0.55%
Borrowings	110,608	185	0.34%	110,497	156	0.28%
Subordinated debt	8,248	165	4.03%	8,248	144	3.52%
Note payable	1,899	16	1.70%	-	-
Total interest bearing liabilities	482,135	1,319	0.55%	497,548	1,342	0.54%

Demand deposits	75,272			66,788
Accrued expenses and other liabilities	3,215			2,822
Shareholders' equity	62,643			59,630
Total liabilities and equity	$623,265			$626,788

Net interest income		$10,823			$10,526
Interest margin			3.77%			3.61%
Interest spread			3.68%			3.53%

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

.

Provision for Loan Losses

As restated a $3.0 million increase in specific reserves since December 31, 2015, pertaining to a single relationship within our Commercial and Industrial category, was partially offset by reductions in collective reserves within our Commercial and Industrial and Construction categories aggregating $1.0 million. The remaining $2.0 million was provided in the three months ended June 30, 2016, as restated.

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

CAPITAL

The following table illustrates the Company’s regulatory capital ratios at June 30, 2016 and December 31, 2015:

Patriot National Bancorp, Inc.	Restated
	June 30, 2016	December 31, 2015
Tier 1 Leverage Capital	9.66%	9.77%
Common Equity Tier 1 Capital	9.21%	10.04%
Tier 1 Risk-based Capital	10.65%	11.60%
Total Risk-based Capital	11.90%	12.62%

The following table illustrates the Bank’s regulatory capital ratios at June 30, 2016 and December 31, 2015:

Patriot Bank, N.A	Restated
	June 30, 2016	December 31, 2015
Tier 1 Leverage Capital	9.83%	9.83%
Common Equity Tier 1 Capital	10.87%	11.72%
Tier 1 Risk-based Capital	10.87%	11.72%
Total Risk-based Capital	12.12%	12.74%

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

The Company has concluded that there is a material weakness in internal control over financial reporting, related the allowance for loan losses, as the Company did not maintain effective controls over (i) the recording, monitoring and valuation of eligible collateral when calculating specific reserves on impaired loans; and (ii) controls over the development and monitoring of qualitative factors used in calculating the general component of the loan loss reserve in accordance with the approved allowance for loan losses policy. Specifically the Company’s management has determined that the Company’s financial reporting controls and procedures with respect to the allowance for loan losses were not operating effectively for the quarter ended June 30, 2016. Accordingly, management has determined that the Company's disclosure controls and procedures were not effective as of June 30, 2016.

In response to the material weakness identified above, the Company is in the process of implementing changes to its internal control over financial reporting, including changes to the allowance for loan loss process and control procedures, and enhancements to internal controls over the review process. Other enhancements will include controls over the monitoring and valuation of collateral related to specific reserves on impaired loans.  The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect that the remediation of the material weakness will be completed prior to the end of fiscal year 2016.

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
November 11, 2016