Form 10-Q
period 2016-09-30
PATRIOT NATIONAL BANCORP INC
filed 2016-11-14
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2016

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

Common stock, $0.01 par value per share, 3,959,903 shares outstanding as of the close of business November 11, 2016.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2016	December 31, 2015
	(in thousands, except shares and per share amounts)
ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$2,454	2,588
Interest bearing deposits	43,060	82,812
Total cash and cash equivalents	45,514	85,400

Securities:
Available for sale securities, at fair value (Note 2)	23,374	29,377
Other Investments	4,450	4,450
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	7,818	8,645
Total securities	35,642	42,472

Loans receivable (net of allowance for loan losses: 2016: $7,328; 2015: $5,242) (Note 3)	552,822	479,127
Premises and equipment, net	30,850	29,421
Cash surrender value of life insurance	-	-
Other real estate owned	851	-
Accrued interest and dividends receivable	2,308	2,010
Deferred tax asset (Note 7)	13,340	13,763
Other assets	1,759	1,338
Total assets	$683,086	653,531

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Note 5):
Noninterest bearing deposits	$77,304	85,812
Interest bearing deposits	393,881	358,868
Total deposits	471,185	444,680

Borrowings:
Federal Home Loan Bank borrowings (Note 9)	135,000	132,000
Junior subordinated debt owed to unconsolidated trust (Note 9)	8,248	8,248
Note Payable (Note 9)	1,800	1,939
Advances from borrowers for taxes and insurance	1,478	2,367
Accrued expenses and other liabilities	2,793	2,833
Total liabilities	620,504	592,067

Commitments and Contingencies (Note 10)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 3,961,591 and 3,957,377 shares issued; 3,959,903 and 3,956,207 shares outstanding; at September 30, 2016 and December 31, 2015, respectively	40	40
Additional paid-in capital	106,694	106,568
Accumulated deficit	(43,947)	(44,832)
Less: Treasury stock, at cost: 1,688 and 1,170 shares held at September 30, 2016 and December 31, 2015, respectively	(167)	(160)
Accumulated other comprehensive loss	(38)	(152)
Total shareholders' equity	62,582	61,464
Total liabilities and shareholders' equity	$683,086	653,531

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Interest and Dividend Income
Interest and fees on loans	$6,188	5,879	17,811	17,349
Interest on investment securities	131	115	405	350
Dividends on investment securities	88	85	264	202
Other interest income	25	30	94	76
Total interest and dividend income	6,432	6,109	18,574	17,977

Interest Expense
Interest on deposits	549	498	1,518	1,540
Interest on Federal Home Loan Bank borrowings	73	90	258	246
Interest on subordinated debt	85	74	250	218
Interest on other borrowings	9	3	25	3
Total interest expense	716	665	2,051	2,007
Net interest income	5,716	5,444	16,523	15,970
Provision for Loan Losses	355	-	2,314	250
Net interest income after provision for loan losses	5,361	5,444	14,209	15,720

Non-Interest Income
Loan application, inspection & processing fees	64	16	152	171
Fees and service charges	150	148	451	469
Rental Income	104	107	311	305
Other income	94	91	273	262
Total non-interest income	412	362	1,187	1,207

Non-Interest Expense
Salaries and benefits	2,169	2,245	7,334	6,984
Occupancy and equipment expense	783	814	2,313	2,678
Data processing expense	288	298	814	803
Advertising and promotional expenses	128	329	341	516
Professional and other outside services	409	322	1,182	1,282
Loan administration and processing expenses	14	8	30	37
Regulatory assessments	159	140	453	451
Insurance expense	57	79	168	243
Material and communications	106	95	314	282
Other operating expenses	328	423	992	967
Total non-interest expense	4,441	4,753	13,941	14,243
Income before income taxes	1,332	1,053	1,455	2,684
Expense for income taxes	518	420	570	1,073
Net income	$814	633	885	1,611

Basic income per share (1)	$0.21	0.16	0.22	0.42

Diluted income per share (1)	$0.21	0.16	0.22	0.41

(1) All common stock data has been restated for a 1-for-10 reverse stock split which took effect on March 4, 2015.

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$814	633	885	1,611
Other comprehensive income :
Unrealized holding gains on securities	71	123	186	349
Income tax effect	(28)	(49)	(72)	(139)
Total other comprehensive income	43	74	114	210
Total comprehensive income	$857	707	999	1,821

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except shares)
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2014	3,924,192	$39	106,108	(46,975)	(160)	(277)	58,735
Net Income	-	-	-	1,611	-	-	1,611
Unrealized holding gain on available for sale securities, net of taxes	-	-	-	-	-	210	210
Total comprehensive income	-	-	-	-	-	-	1,821
Share-based compensation expense	-	-	340	-	-	-	340
Issuance of restricted stock	675	1	(1)	-	-	-	-
Balance at Septmber 30, 2015	3,924,867	$40	106,447	(45,364)	(160)	(67)	60,896

Balance December 31, 2015	3,956,207	$40	106,568	(44,832)	(160)	(152)	61,464
Net income	-	-	-	885	-	-	885
Unrealized holding gain on available for sale securities, net of taxes	-	-	-	-	-	114	114
Total comprehensive income	-	-	-	-	-	-	999
Repurchase of Common shares	(518)	-	-	-	(7)	-	(7)
Share-based compensation expense, net of forfeitures	-	-	126	-	-	-	126
Issuance of restricted stock	4,214	-	-	-	-	-	-
Balance at September 30, 2016	3,959,903	$40	106,694	(43,947)	(167)	(38)	62,582

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash Flows from Operating Activities:
Net income	$885	1,611
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of investment premiums and discounts, net	97	155
Amortization and accretion of purchase loan premiums and discounts, net	118	190
Provision for loan losses, net of recoveries	2,314	250
Depreciation and amortization	920	776
Share-based compensation	126	340
Deferred income taxes	351	888
Loss on disposal of fixed assets	-	133
Gain on acquisition of OREO	(11)	-
Changes in assets and liabilities:
Decrease in net deferred loan costs	115	216
Increase in accrued interest and dividends receivable	(298)	(189)
(Increase)/Decrease in other assets	(421)	100
(Decrease)/Increase in accrued expenses and other liabilities	(40)	548
Net cash provided by operating activities	4,156	5,018

Cash Flows from Investing Activities:
Principal repayments on available for sale securities	2,092	3,151
Purchase of available for sale securities	(1,000)	-
Proceeds from call of available for sale securities	5,000	-
Redemptions of Federal Home Loan Bank and Federal Reserve Bank, net	827	10
Increase in loans, net	(77,082)	(19,746)
Purchase of bank premises and equipment, net	(2,349)	(7,745)
Net cash used in investing activities	(72,512)	(24,330)

Cash Flows from Financing Activities:
Net increase in deposits	26,505	4,227
Increase in FHLB borrowings	3,000	-
Repurchase of common stock	(7)	-
Repayment of Note Payable	(139)	(15)
Proceeds from Note Payable	-	2,000
Decrease in advances from borrowers for taxes and insurance	(889)	(820)
Net cash used in financing activities	28,470	5,392

Net decrease in cash and cash equivalents	(39,886)	(13,920)

Cash and Cash Equivalents:
Beginning	85,400	73,258

Ending	$45,514	59,338

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,398	1,717
Income taxes paid	$253	3
Transfer of loans to other real estate owned	$840	-

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

Certain prior period amounts have been reclassified to conform to current year presentation.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for the remainder of 2016.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 2: Investment Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of available-for-sale securities at September 30, 2016 and December 31, 2015 are as follows:

		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016:
U. S. Government agency mortgage-backed securities	$11,436	26	(50)	11,412
Corporate bonds	9,000	-	(63)	8,937
Subordinated Notes	3,000	25	-	3,025
	$23,436	51	(113)	23,374

December 31, 2015:
U. S. Government agency bonds	$5,000	-	(46)	4,954
U. S. Government agency mortgage-backed securities	13,625	-	(212)	13,413
Corporate bonds	9,000	71	(61)	9,010
Subordinated Notes	$2,000	-	-	2,000
	29,625	71	(319)	29,377

The following table presents the gross unrealized loss and fair value of the Company’s available-for-sale securities, aggregated by the length of time the individual securities have been in a continuous loss position, at September 30, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2016:
U. S. Government agency mortgage - backed securities	-	-	3,683	(50)	3,683	(50)
Corporate bonds	2,992	(8)	5,945	(55)	8,937	(63)
Totals	$2,992	(8)	9,628	(105)	12,620	(113)

December 31, 2015:
U. S. Government agency bonds	$4,954	(46)	-	-	4,954	(46)
U. S. Government agency mortgage - backed securities	2,863	(42)	10,550	(170)	13,413	(212)
Corporate bonds	-	-	5,939	(61)	5,939	(61)
Totals	$7,817	(88)	16,489	(231)	24,306	(319)

At September 30, 2016, five of eleven available-for-sale securities had unrealized losses with an average depreciation of 0.9% from the total amortized cost. At December 31, 2015, nine out of eleven available-for-sale securities had unrealized losses with an aggregate depreciation of 1.3% from the total amortized cost.

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

Management believes that none of the unrealized losses on available-for-sale securities noted above are other than temporary due to the fact that they relate to market interest rate changes on U.S. Government agency debt, investment grade corporate debt and mortgage-backed securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound and the amount by which the securities are in a loss position small. Additionally, the Company has both the intent and the ability to hold these securities until its amortized cost basis can be recovered, which may be at maturity. Accordingly, the Company expects to receive all contractual principal and interest related to these investments and the Company does not consider them to be other-than-temporarily impaired at September 30, 2016.

The amortized cost and fair value of available-for-sale debt securities at September 30, 2016, by contractual maturity, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be prepaid without any penalties. The actual maturities will also differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Maturity:
Due from one to five years	$9,000	8,937
Due after five years	3,000	3,025
U.S. Government agency mortgage-backed securities	11,436	11,412
Total	$23,436	23,374

At September 30, 2016 and December 31, 2015, securities of $4.6 and $5.5 million, respectively, were pledged to the Federal Reserve Bank of New York, primarily to secure municipal deposits.

There were no sales of available-for-sale securities during the nine-month periods ended September 30, 2016 or September 30, 2015.

Note 3: Loans Receivable and Allowance for Loan Losses

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity, are generally reported at their outstanding unpaid principal balances adjusted for unearned income, the allowance for loan losses, and any unamortized deferred fees or costs.

Interest income is accrued based on the unpaid principal balance. Loan application fees are non interest income while other certain direct origination costs are deferred, and amortized as a level yield adjustment over the respective term of the loan and reported in interest income.

The accrual of interest on loans is discontinued at the time the loan is ninety days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

All interest accrued, but not collected, on loans that are placed on nonaccrual status, or are charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Upon receipt of cash, the cash received is first applied to satisfy principal and then applied to interest, unless the loan is in a cure period and Management believes there will be a loss. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

On September 30, 2016, the Company purchased $23.0 million face amount ($23.7 million fair value) of non-credit impaired student loans receivable, together with accrued interest of $107,822, from another Bank. The purchase price aggregated $23.8 million. By the terms of the agreement, the seller Bank will continue to service these loans in return for a fee. In accordance with the Company’s accounting policies, the premium paid will be amortized to interest income, in order to achieve a consistent effective yield.

A summary of the Company’s loan portfolio at September 30, 2016 and December 31, 2015 is as follows:

(in thousands)	September 30,	December 31,
	2016	2015
Commercial and Industrial	$69,723	59,752
Commercial Real Estate	258,920	245,828
Construction	48,048	15,551
Construction to permanent- CRE	5,587	4,880
Residential	103,969	110,837
Consumer/Other	73,903	47,521
Total Loans	560,150	484,369
Allowance for loan losses	(7,328)	(5,242)
Loans receivable, net	$552,822	479,127

Amounts presented at December 31, 2015 include $28.2 million of loans secured by 1-4 Family Non-owner Occupied real estate in the Residential category, reclassified from Commercial Real Estate for consistency with the September 30, 2016 presentation. Net unamortized purchase loan premiums aggregated $1.4 million and $0.9 million as of September 30, 2016 and December 31, 2015, respectively. Net deferred loan costs aggregated $0.2 million as of September 30, 2016 and $0.3 million as of December 31, 2015.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Risk characteristics of the Company’s portfolio classes include the following:

Commercial and Industrial Loans – The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance accounts receivable, the purchase of inventory or new or used equipment and for other short or long-term working capital purposes. These loans are generally secured by business assets, but are also occasionally offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source of repayment. Payments on such loans are often dependent upon the successful operation of the underlying business involved. Repayment of such loans may therefore be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower, or loss of markets for the borrower’s products or services.

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

Construction Loans – Construction loans are short-term loans (generally up to eighteen months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. Included in this category are loans to construct single family homes where no contract of sale exists. These loans are based upon the experience and the financial strength of the builder, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, a downturn in the new construction market, a significant increase in interest rates, or decline in general economic conditions.

Construction to Permanent-CRE – One time close of a construction facility converting to an amortizing mortgage loan typically upon an event which would include a certificate of occupancy as well as stabilization, defined as cash flow sufficient to support a pre-defined minimum debt coverage ratio, as well as other conditions and covenants particular to the loan type. The construction facility would typically carry a floating rate, then upon conversion to amortization would reset at a predetermined spread over FHLB with a minimum interest rate.

Residential Real Estate Loans – Home equity loans secured by real estate properties are offered by the Company. The Company no longer offers residential mortgages, having exited this business in 2013. Repayment of residential real estate loans may be negatively impacted should the borrower have financial difficulties, should there be a significant decline in the value of the property securing the loan, or should there be decline in general economic conditions.

Consumer/ Other Loans – The Company also offers installment loans, credit cards, and consumer overdraft and reserve lines of credit to individuals. Repayments of such loans are often dependent on the personal income of the borrower, which may be negatively impacted by adverse changes in economic conditions. The Company does not place a high emphasis on originating these types of loans.

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

The following table sets forth activity in our allowance for loan losses, by loan type, for the three and nine months ended September 30, 2016. The following table also details the amount of loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, as of September 30, 2016.

	ALLOWANCE FOR LOANS LOSSES
(in thousands)
Three months ended September 30, 2016:	Commercial and Industrial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer/ Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,400	2,295	169	145	647	531	22	7,209
Charge-offs	(50)	-	-	-	(186)	(2)	-	(238)
Recoveries	-	-	-	-	2	-	-	2
Provision	352	(491)	(108)	(18)	949	(329)	-	355
Ending Balance	$3,702	1,804	61	127	1,412	200	22	7,328

Nine months ended September 30, 2016:
Allowance for loan losses:
Beginning Balance	$1,027	1,970	486	123	740	677	219	5,242
Charge-offs	(50)	-	-	-	(190)	(4)	-	(244)
Recoveries	12	-	-	-	3	1	-	16
Provision	2,713	(166)	(425)	4	859	(474)	(197)	2,314
Ending Balance	$3,702	1,804	61	127	1,412	200	22	7,328

As of September 30, 2016:
Ending balance: individually evaluated for impairment	3,158	-	-	-	-	3	-	3,161
Ending balance: collectively evaluated for impairment	544	1,804	61	127	1,412	197	22	4,167
Total allowance for loan losses	$3,702	1,804	61	127	1,412	200	22	7,328

Total loans ending balance	$69,723	258,920	48,048	5,587	103,969	73,903	-	560,150

Ending balance: individually evaluated for impairment	$3,158	6,713	-	-	4,676	3	-	14,550

Ending balance: collectively evaluated for impairment	$66,565	252,207	48,048	5,587	99,293	73,900	-	545,600

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth activity in our allowance for loan losses, by loan type, for the three and nine months ended September 30, 2015. The following table also details the amount of loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, as of December 31, 2015.

	ALLOWANCE FOR LOANS LOSSES
(in thousands)
Three months ended September 30, 2015:	Commercial and Industrial	Commercial Real Estate	Construction	Construction to Permanent	Residential	Consumer/ Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$982	2,145	275	150	832	726	98	5,208
Charge-offs	-	-	-	-	(7)	(4)	-	(11)
Recoveries	7	35	-	-	-	1	-	43
Provision	(219)	204	119	38	(198)	(25)	81	-
Ending Balance	$770	2,384	394	188	627	698	179	5,240

Nine Months Ended September 30, 2015:
Allowance for loan losses:
Beginning Balance	$1,918	1,419	63	215	831	478	-	4,924
Charge-offs	-	-	-	-	(10)	(11)	-	(21)
Recoveries	37	35	-	5	-	10	-	87
Provision	(1,185)	930	331	(32)	(194)	221	179	250
Ending Balance	$770	2,384	394	188	627	698	179	5,240

As of December 31, 2015:
Ending balance: individually evaluated for impairment	$-	-	-	-	-	3	-	3
Ending balance: collectively evaluated for impairment	1,027	1,970	486	123	740	674	219	5,239
Total allowance for loan losses	$1,027	1,970	486	123	740	677	219	5,242

Total loans ending balance	$59,752	245,828	15,551	4,880	110,837	47,521	-	484,369

Ending balance: individually evaluated for impairment	-	7,745	-	-	4,556	550	-	12,851

Ending balance: collectively evaluated for impairment	$59,752	238,083	15,551	4,880	106,281	46,971	-	471,518

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

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The unpaid principal balances of loans on nonaccrual status and considered impaired were $4.7 million at September 30, 2016 and $1.6 million at December 31, 2015.

The $4.7 million of non-accrual loans at September 30, 2016 is comprised of 5 relationships, for which a specific reserve of $3.2 million has been established. The non-accrual increase of $3.1 million from December 31, 2015 is related to a single commercial loan and is not indicative of a credit quality trend within the portfolio. Despite the Company’s decision to fully reserve for this loan as of June 30, 2016, the Company has commenced recovery actions for alleged fraud across all available avenues, including insurance coverage and claims against third parties. Potentially responsive insurance coverage, under which the Company has sought recovery, includes a Financial Institution Bond with a limit of liability of $5.0 million above a $50,000 deductible. The Company will vigorously pursue its avenues of recovery, including insurance coverage and third party claims.

If non-accrual loans had been performing in accordance with their contractual terms, the Company would have recorded $70,000 and $266,000 of additional income during the three and nine months ended September 30, 2016, respectively, and $3,000 and $8,000 during the three and nine months ended September 30, 2015, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail, and delinquency status, of non-accrual loans at September 30, 2016:

(in thousands)
2016:	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Non-Accrual Loans
Commercial & Industrial	$-	-	3,158	3,158	-	3,158
Residential	-	-	1,590	1,590	-	1,590
Consumer	-	-	3	3	-	3
Total	$-	-	4,751	4,751	-	4,751

The following table sets forth the detail, and delinquency status, of non-accrual loans at December 31, 2015:

(in thousands)
2015:	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Non-Accrual Loans
Residential	$-	-	1,590	1,590	-	1,590
Consumer	-	-	3	3	-	3
Total	$-	-	1,593	1,593	-	1,593

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

At September 30, 2016, 5 loans were on non-accrual status totaling $4.7 million. For these 5 loans, a specific reserve of $3.2 has been established.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at September 30, 2016:

(in thousands)	Performing (Accruing) Loans
2016:	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Performing Loans	Total Non-Accrual Loans	Total Loans
Commercial & Industrial:
Pass	$-	571	-	571	65,990	66,561	-	66,561
Substandard	-	-	-	-	4	4	3,158	3,162
Total Commercial & Industrial	-	571	-	571	65,994	66,565	3,158	69,723

Commercial Real Estate:
Pass	2,522	4,000	-	6,522	246,349	252,871	-	252,871
Special Mention	-	-	-	-	5,176	5,176	-	5,176
Substandard	-	-	-	-	873	873	-	873
Total Commercial Real Estate	2,522	4,000	-	6,522	252,398	258,920	-	258,920

Construction - Pass	-	-	-	-	48,048	48,048	-	48,048

Construction to Permanent - Pass	-	-	-	-	5,587	5,587	-	5,587

Residential Real Estate:
Pass	390	-	1,458	1,848	100,531	102,379	-	102,379
Substandard	-	-	-	-	-	-	1,590	1,590
Total Residential Real Estate	390	-	1,458	1,848	100,531	102,379	1,590	103,969

Consumer/Other:
Pass	112	3	11	126	73,774	73,900	-	73,900
Substandard	-	-	-	-	-	-	3	3
Total Consumer/Other	112	3	11	126	73,774	73,900	3	73,903

Grand Total:
Pass	3,024	4,574	1,469	9,067	540,279	549,346	-	549,346
Special Mention	-	-	-	-	5,176	5,176	-	5,176
Substandard	-	-	-	-	877	877	4,751	5,628
Grand Total	$3,024	4,574	1,469	9,067	546,332	555,399	4,751	560,150

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table sets forth the detail and delinquency status of loans receivable, by performing and non-performing loans at December 31, 2015:

(in thousands)	Performing (Accruing) Loans
2015:	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Performing Loans	Total Non-Accrual Loans	Total Loans
Commercial & Industrial:
Pass	$43	605	520	1,168	55,600	56,768	-	56,768
Substandard	2,977	-	-	2,977	7	2,984	-	2,984
Total Commercial & Industrial	3,020	605	520	4,145	55,607	59,752	-	59,752

Commercial Real Estate:
Pass	-	-	-	-	237,996	237,996	-	237,996
Special Mention	-	-	-	-	5,322	5,322	-	5,322
Substandard	840	-	-	840	1,670	2,510	-	2,510
Total Commercial Real Estate	840	-	-	840	244,988	245,828	-	245,828

Construction - Pass	-	-	-	-	15,551	15,551	-	15,551

Construction to Permanent - Pass	-	-	-	-	4,880	4,880	-	4,880

Residential Real Estate:
Pass	154	87	1,517	1,758	107,489	109,247	-	109,247
Substandard	-	-	-	-	-	-	1,590	1,590
Total Residential Real Estate	154	87	1,517	1,758	107,489	109,247	1,590	110,837

Consumer/Other:
Pass	309	2	9	320	47,198	47,518	-	47,518
Substandard	-	-	-	-	-	-	3	3
Total Consumer/Other	309	2	9	320	47,198	47,518	3	47,521

Grand Total:
Pass	506	694	2,046	3,246	468,714	471,960	-	471,960
Special Mention	-	-	-	-	5,322	5,322	-	5,322
Substandard	3,817	-	-	3,817	1,677	5,494	1,593	7,087
Grand Total	$4,323	694	2,046	7,063	475,713	482,776	1,593	484,369

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Impaired Loans

Impaired loans consist of non-accrual loans, Troubled Debt Restructurings (“TDRs”), and loans previously classified as TDRs that have been upgraded. As of September 30, 2016, the Company’s impairment analysis resulted in identification of $14.6 million of impaired loans, for which specific reserves of $3.2 million were required at September 30, 2016, compared to $12.9 million of impaired loans at December 31, 2015, for which specific reserves of $3,000 were required. Loans that did not require specific reserves have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans. In some cases, there may be no specific reserves because the Company already charged off the specific impairment. Once a borrower is in default, the Company is under no obligation to advance additional funds on unused commitments.

Troubled Debt Restructurings

On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to assist customers who may be experiencing financial difficulty. If the borrower is experiencing financial difficulties and a concession has been made, the loan is classified as a troubled debt restructured loan.

For the three and nine months ended September 30, 2016 and 2015, there were no loans modified as a “troubled debt restructuring”. At September 30, 2016 and December 31, 2015, there were no commitments to advance additional funds under troubled debt restructured loans.

Substantially all of our troubled debt restructured loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below market rate, an extension of the term of the loan, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. If the borrower had demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status, when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. All troubled debt restructurings are classified as impaired loans, which are individually evaluated for impairment.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table summarizes impaired loans by loan portfolio class as of September 30, 2016:

(in thousands)
2016:	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Industrial	$-	-	-
Commercial Real Estate	6,713	6,833	-
Construction	-	-	-
Construction to Permanent	-	-	-
Residential	4,676	5,527	-
Consumer/Other	-	-	-
	11,389	12,360	-
With an allowance recorded:
Commercial & Industrial	3,158	3,208	3,158
Commercial Real Estate	-	-	-
Construction	-	-	-
Construction to Permanent	-	-	-
Residential	-	-	-
Consumer/Other	3	3	3
	3,161	3,211	3,161
Grand Total:
Commercial & Industrial	3,158	3,208	3,158
Commercial Real Estate	6,713	6,833	-
Construction	-	-	-
Construction to Permanent	-	-	-
Residential	4,676	5,527	-
Consumer/Other	3	3	3
Grand Total	$14,550	15,571	3,161

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table summarizes impaired loans by loan portfolio class as of December 31, 2015:

(in thousands)
2015:	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & Industrial	$-	96	-
Commercial Real Estate	7,745	8,259	-
Construction	-	287	-
Construction to Permanent	-	-	-
Residential	4,556	5,559	-
Consumer/Other	547	633	-
	12,848	14,834	-
With an allowance recorded:
Commercial & Industrial	-	-	-
Commercial Real Estate	-	-	-
Construction	-	-	-
Construction to Permanent	-	-	-
Residential	-	-	-
Consumer/Other	3	3	3
	3	3	3
Grand Total:
Commercial & Industrial	-	96	-
Commercial Real Estate	7,745	8,259	-
Construction	-	287	-
Construction to Permanent	-	-	-
Residential	4,556	5,559	-
Consumer/Other	550	636	3
Grand Total	$12,851	14,837	3

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize additional information regarding impaired loans for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016		2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial & Industrial	$148	-	-	-
Commercial Real Estate	6,428	77	7,916	94
Residential	4,787	36	3,373	31
Consumer/ Other	272	-	549	4
	11,635	113	11,838	129

With an allowance recorded:
Commercial & Industrial	3,068	-	-	-
Consumer/ Other	2	-	1	-
	3,070	-	1	-

Grand Total:
Commercial & Industrial	3,216	-	-	-
Commercial Real Estate	6,428	77	7,916	94
Residential	4,787	36	3,373	31
Consumer/ Other	274	-	550	4
Grand Total	$14,705	113	11,839	129

	Nine Months Ended September 30,
	2016		2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial & Industrial	$74	-	-	-
Commercial Real Estate	7,281	236	8,079	281
Residential	4,666	98	3,430	95
Consumer/ Other	409	9	551	13
Total:	12,430	343	12,060	389

With an allowance recorded:
Commercial & Industrial	2,278	-	-	-
Consumer/ Other	2	-	1	-
Total:	2,280	-	1	-

Grand Total:
Commercial & Industrial	2,352	-	-	-
Commercial Real Estate	7,281	236	8,079	281
Residential	4,666	98	3,430	95
Consumer/ Other	411	9	552	13
Grand Total	$14,710	343	12,061	389

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 4: Other Real Estate Owned

At September 30, 2016, Other Real Estate Owned (“OREO”) consisted of a single property which consists of raw land that is zoned for multi-use construction. The following table presents a summary of OREO activity for the nine months ended September 30, 2016:

(in thousands)	OREO

Balance at December 31, 2015	$-
Transfers from loans	840
Gain recognized in acquisition	11
Balance at September 30, 2016	$851

The recognized gain represents the amount by which fair market value of the property, net of estimated liquidation costs, exceeded the remaining loan balance as of the date possession was taken of the property.

As of and for the nine months ended September 30, 2015, there was no OREO activity.

Note 5:     Deposits

The following table is a summary of the Company’s deposits at:

(in thousands)
	September 30,	December 31,
	2016	2015

Non-interest bearing	$77,304	85,812
Interest bearing
NOW	24,672	27,951
Savings	130,901	106,291
Money market	17,230	19,508
Time certificates, less than $250,000	140,028	139,455
Time certificates, $250,000 or more	23,865	17,509
Brokered Deposits	57,185	48,154
Total interest bearing	393,881	358,868
Total Deposits	$471,185	444,680

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 6: Share-Based Compensation and Employee Benefit Plan

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company. Grants under the Plan may take the form of stock options, restricted stock and phantom stock units. Up to three million shares of the Company’s common stock and one million phantom stock units may be issued under the Plan, subject to certain limitations. As of September 30, 2016, 2,884,716 shares of common stock and one million phantom stock units are available for issuance under the Plan.

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

Due to the resignation of the Company’s Chief Executive Officer from the Company and the Board of Directors and the resignation of the Chief Operating Officer, 65,000 shares of unvested restricted stock were cancelled and $227,000 of stock-based compensation expense was reversed in the third quarter. As a result, the Company recorded a net credit to stock-based compensation expense of $182,000 for the three months ended September 30, 2016, and net expense of $126,000 for the nine month period then ended. During the three and nine months ended September 30, 2015, the Company recorded $112,000 and $340,000 of total stock-based compensation, respectively.

During the nine months ended September 30, 2016, the Company issued 5,884 shares of restricted stock to directors and 52,200 shares of restricted stock to employees under the 2012 Stock Plan.

The following is a summary of the status of the Company’s restricted shares as of September 30, 2016 and changes therein during the periods indicated:

Three months ended September 30, 2016:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2016	107,199	$14.16
Granted	-	-
Vested	(1,688)	16.80
Forfeited	(65,500)	14.87
Non-vested at September 30, 2016	40,011	$12.87

Three months ended September 30, 2015:
Non-vested at June 30, 2015	81,698	$12.92
Granted	9,760	16.85
Vested	(225)	17.25
Forfeited	(1,539)	10.40
Non-vested at September 30, 2015	89,694	$13.37

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares as of September 30, 2015 and changes therein during the periods indicated:

Nine months ended September 30, 2016:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	55,854	$12.83
Granted	58,084	15.25
Vested	(4,214)	15.55
Forfeited	(69,713)	14.66
Non-vested at September 30, 2016	40,011	$12.87

Nine months ended September 30, 2015:
Non-vested at December 31, 2014	79,208	$12.79
Granted	12,700	16.85
Vested	(675)	17.25
Forfeited	(1,539)	10.40
Non-vested at September 30, 2015	89,694	$13.37

Expected future stock award expense related to the non-vested restricted awards as of September 30, 2016, is $505,000, which is expected to be recognized over an average period of 3.14 years.

The Company had no outstanding stock options at September 30, 2016.

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent. During the three and nine months ended September 30, 2016, compensation expense under the 401K aggregated $39,000 and $120,000, respectively. During the three and nine months ended September 30, 2015, compensation expense under the 401K aggregated $35,000 and $112,000, respectively.

Note 7: Income Taxes

For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $0.5 million and $0.6 million, respectively. This compares to income tax expense of $0.4 million and $1.1 million, respectively, for the three and nine months ended September 30, 2015.

Deferred tax assets decreased $0.4 million from $13.8 million at December 31, 2015 to $13.3 million at September 30, 2016. This decrease was due to deferred taxes being applied to the tax liability arising from current year taxable income.

The Company will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 8: Income per share

The Company presents basic income per share and diluted income per share in its consolidated statements of operations. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding restricted stocks and would be determined using the treasury stock method. The Company also provides a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share.

The Company had no outstanding stock options as of September 30, 2016 or December 31, 2015. The following is information about the computation of income per share for the three months ended September 30, 2016 and 2015:

Three months ended September 30, 2016:	Net Income	Weighted Average Common Shares Outstanding	Amount
Basic Income Per Share	$814,000	3,958,718	$0.21
Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	-	N/A

Diluted Income Per Share	$814,000	3,958,718	$0.21

Three months Ended September 30, 2015:
Basic Income Per Share	$633,000	3,872,298	$0.16
Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	34,622	N/A

Diluted Income Per Share	$633,000	3,906,920	$0.16

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following is information about the computation of income per share for the nine months ended September 30, 2016 and 2015:

Nine months ended September 30, 2016:	Net Income	Weighted Average Common Shares Outstanding	Amount
Basic Earnings Per Share	$885,000	3,957,343	$0.22
Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	-	N/A

Diluted Income Per Share	$885,000	3,957,343	$0.22

Nine months Ended September 30, 2015:
Basic Income Per Share	$1,611,000	3,872,074	$0.42
Effect of Dilutive Securities
Non-vested Restricted Stock Grants	N/A	30,699	N/A

Diluted Income Per Share	$1,611,000	3,902,773	$0.41

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

At September 30, 2016 and December 31, 2015, outstanding advances from the FHLB aggregated $135.0 million and $132.0 million, respectively. The advances outstanding at September 30, 2016 had maturities ranging from three days to fifty-three months with rates ranging from 6.1 basis points to 51.0 basis points. The FHLB borrowings are collateralized by a mixture of real estate loans and securities with a book value of $146.1 million as of September 30, 2016.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Junior subordinated debt owed to unconsolidated trust

The subordinated debentures of $8.2 million are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. These obligations qualify as Tier 1 capital. The subordinated debentures bear interest at three-month LIBOR plus 3.15% (4.01% at September 30, 2016), mature on March 26, 2033. Beginning in the second quarter of 2009, the Company deferred quarterly interest payments on the subordinated debentures for twenty consecutive quarters as permitted under the terms of the debentures. The Company made a payment of approximately $1.6 million in June 2014, which brought the debt current as of that date. Interest payments since June 2014 were deferred at the Company’s option, until the third quarter of 2016 when the Company paid approximately $0.7 million representing the total amount accrued. Interest expense continues to be accrued and charged to operations. At September 30, 2016, interest owed for the subordinated debt was insignificant.

Note Payable

In September 2015, the Company executed a $2.0 million Note Payable for the purchase of its Fairfield, CT branch, which had formerly been leased by the Company. The note has a ten-year term and bears interest at a fixed rate of 1.75%. The Company makes interest and principal payments monthly. The note is secured by a first Mortgage Deed and Security Agreement on the property purchased and has an outstanding balance of $1.8 million and $1.9 million as of September 30, 2016 and December 31, 2015, respectively.

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

Financial instruments whose contractual amounts represent credit risk at September 30, 2016 are as follows:

Commitments to extend credit:	(in thousands)
Future loan commitments	$17,833
Home equity lines of credit	21,303
Unused lines of credit	14,742
Undisbursed construction loans	19,574
Financial standby letters of credit	1,313
$74,765

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates, or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include residential and commercial property, deposits and securities. The Company has established a reserve as of September 30, 2016 for these commitments, which amount is minimal and included in accrued expenses and other liabilities.

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

Note 11: Regulatory and Operational Matters

The Company’s and the Bank’s capital and capital ratios at September 30, 2016 and December 31, 2015 are as follows:

			Capital Requirements
	Actual		Minimum		Minimum with Capital Buffer		Well Capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2016:
The Company
Tier 1 Leverage Capital (to Average Assets)	$60,794	9.72%	$25,009	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	52,794	8.99%	26,435	4.50%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	60,794	10.35%	35,247	6.00%	N/A	N/A	N/A	N/A
Total Capital (to Risk Weighted Assets)	68,130	11.60%	46,996	8.00%	N/A	N/A	N/A	N/A

The Bank
Tier 1 Leverage Capital (to Average Assets)	$60,523	9.68%	$24,998	4.00%	N/A	N/A	$31,248	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	60,523	10.34%	26,337	4.50%	29,994	5.125%	38,042	6.50%
Tier 1 Capital (to Risk Weighted Assets)	60,523	10.34%	35,115	6.00%	38,773	6.625%	46,821	8.00%
Total Capital (to Risk Weighted Assets)	67,839	11.59%	46,821	8.00%	50,478	8.625%	58,526	10.00%

December 31, 2015:
The Company
Total Capital (to Risk Weighted Assets)	$59,595	9.77%	$24,401	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	51,595	10.04%	23,119	4.50%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	59,595	11.60%	30,826	6.00%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Average Assets)	64,845	12.62%	41,101	8.00%	N/A	N/A	N/A	N/A

The Bank
Total Capital (to Risk Weighted Assets)	$59,958	9.83%	$24,393	4.00%	N/A	N/A	$30,491	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	59,958	11.72%	23,029	4.50%	N/A	N/A	33,265	6.50%
Tier 1 Capital (to Risk Weighted Assets)	59,958	11.72%	30,706	6.00%	N/A	N/A	40,941	8.00%
Tier 1 Capital (to Average Assets)	65,207	12.74%	40,941	8.00%	N/A	N/A	51,177	10.00%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table above. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis, which will be as of January 1, 2019. Management believes that, as of September 30, 2016, the Company would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Other Investments: The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.5 million. This investment is utilized for the purposes of the Bank satisfying its CRA lending requirements. As this fund operates as a private fund, shares in the Fund are not publicly traded and therefore have no readily determinable market value. The investment in the Fund is reported in the financial statements at cost, as adjusted for income, losses, and cash distributions attributable to the investment.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table details the financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2016
September 30, 2016:
U.S. Government agency mortgage-backed securities	$-	11,412	-	11,412
Corporate bonds	-	8,937	-	8,937
Subordinated Notes	-	3,025	-	3,025
Securities available for sale	$-	23,374	-	23,374

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
December 31, 2015:
U.S. Government agency bonds	$-	4,954	-	4,954
U.S. Government agency mortgage-backed securities	-	13,413	-	13,413
Corporate bonds	-	9,010	-	9,010
Subordinated Notes	-	2,000	-	2,000
Securities available for sale	$-	29,377	-	29,377

The Company regularly monitors significant market inputs and assumptions used in its fair value measurements and evaluates the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. There were no transfers of assets between levels 1, 2 or 3 during the nine months ended September 30, 2016 or 2015. Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table reflects financial assets measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized:

(in thousands)
Asset Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
September 30, 2016:
Impaired loans	$-	-	-	-
Other real estate owned	$-	-	851	851

December 31, 2015:
Impaired loans	$-	-	363	363

(in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range/ (Weighted Average )

September 30, 2016:
Other real estate owned	$851	Appraised Value of Property(1)	Liquidation Costs(2)	9.6% / (9.6%)(3)

December 31, 2015:
Impaired loans	$363	Appraised Value of Collateral(1)	Liquidation Costs(2)	8% / (8%)(3)

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

The estimated fair value amounts have been measured as of September 30, 2016 and December 31, 2015 and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair value of these financial instruments subsequent to the respective reporting dates may be different than amounts reported on those dates.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments not measured and not reported at fair value on the consolidated balance sheets at September 30, 2016 and December 31, 2015:

(in thousands)		September 30, 2016		December 31, 2015
	Fair Value	Carrying	Estimated	Carrying	Estimated
Financial Assets:	Hierarchy	Amount	Fair Value	Amount	Fair Value
Cash and noninterest bearing balances due from banks	Level 1	$2,454	2,454	2,588	2,588
Interest-bearing deposits due from banks	Level 1	43,060	43,060	82,812	82,812
Available for sale securities	Level 2	23,374	23,374	29,377	29,377
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Home Loan Bank and Federal Reserve Bank stock	Level 2	7,818	7,818	8,645	8,645
Loans receivable, net	Level 3	552,822	562,114	479,127	478,160
Accrued interest receivable	Level 2	2,308	2,308	2,010	2,010

Financial Liabilities:
Demand deposits	Level 2	$77,304	77,304	85,812	85,812
Savings deposits	Level 2	130,901	130,901	106,291	106,291
Money market deposits	Level 2	17,230	17,230	19,508	19,508
NOW accounts	Level 2	24,672	24,672	27,951	27,951
Time deposits	Level 2	163,893	221,105	156,964	156,964
Brokered Deposits	Level 1	57,185	57,725	48,154	48,154
FHLB Borrowings	Level 2	135,000	135,497	132,000	132,000
Subordinated debentures	Level 2	8,248	8,248	8,248	8,248
Note Payable	Level 3	1,800	1,780	1,939	1,939
Accrued interest payable	Level 2	180	180	532	532

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at September 30, 2016 and December 31, 2015. The estimated fair value of fee income on letters of credit at September 30, 2016 and December 31, 2015 was also insignificant.

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

ASU 2016-15: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The standard addresses the classification of certain specific transactions presented on the Statement of Cash Flow, in order to improve consistency across entities. Debt prepayment or extinguishment, debt-instrument settlement, contingent consideration payments post-business combination, beneficial interests in securitiszation transactions are specific items addressed by this Accounting Standards Update that may affect the Bank. Additionally, the Standard codifies the predominance principle for classifying separately identifiable cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

Summary

The Company reported net income for the third quarter of 2016 of $814,000 ($0.21 basic and diluted income per share) compared to net income of $633,000 ($0.16 basic and diluted income per share) for the quarter ended September 30, 2015, an increase of 29%. On a pre-tax basis, the Company earned $1.3 million for the three month period ended September 30, 2016, an increase of $279,000, or 26% over the third quarter of 2015.

For the nine months ended September 30, 2016, the Company reported net income of $0.9 million ($0.22 basic and diluted income per share) compared to net income of $1.6 million ($0.42 basic and $0.41diluted income per share) for the nine months ended September 30, 2015; a decrease of $0.7 million, or 45%. On a pre-tax basis, the Company earned $1.5 million for the nine month period ended September 30, 2016, a decrease of $1.2 million, or 46% over the nine months ended September 30, 2015.

Total assets increased $29.6 million, or 5%, from $653.5 million at December 31, 2015 to $683.1 million at September 30, 2016.

●	Cash and cash equivalents decreased $39.9 million from $85.4 million at December 31, 2015 to $45.5 million at September 30, 2016.
●	The net loan portfolio increased $73.7 million, or 15%, from $479.1 million at December 31, 2015 to $552.8 million at September 30, 2016.

Total liabilities increased $28.4 million from $592.1 million at December 31, 2015 to $620.5 million at September 30, 2016.

●	Deposits increased $26.5 million from $444.7 million to $471.2 million.
●	Following historical seasonal trends, non-interest bearing deposits declined by $8.5 million.
●

Interest bearing deposits increased $35.0 million, mostly relating to a increases of $24.6 million in savings, $9.0 million in brokered deposits, and $6.9 million in Time certificates, partially offset by decreases of $3.3 million and $2.3 million in NOW and Money Market accounts, respectively.

Equity increased $1.1 million, from $61.5 million at December 31, 2015 to $62.6 million at September 30, 2016, primarily due to $0.9 million of year-to-date net income, $0.1 million of equity compensation, and $0.1 million of investment portfolio net gains.

Financial Condition

Cash and Cash Equivalents

●

Cash and cash equivalents decreased $39.9 million, or 47%, to $45.5 million at September 30, 2016 compared to $85.4 million at December 31, 2015. The Company funded a $77.1 million increase in loans during the period and invested $2.3 million in premises and equipment. The effect of these outlays was partially offset by a $26.5 million increase in deposits, $6.1 million of proceeds from the reduction of available for sale securities net of purchases, $4.1 million generated by operations, and $3.0 million of FHLB borrowings.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(in thousands)
	September 30, 2016	December 31, 2015	Inc/(Dec) ($)	Inc/(Dec) (%)
U.S. Government Agency bonds	$-	4,954	(4,954)	(100.0%	)
U.S. Government Agency mortgage-backed securities	11,412	13,413	(2,001)	(14.9)
Corporate bonds	8,937	9,010	(73)	(0.8)
Subordinated Notes	3,025	2,000	1,025	51.3
Total Available-for-Sale Securities	$23,374	29,377	(6,003)	(20.4%	)

Available-for-sale securities decreased $6.0 million, or 20.4%, from $29.4 million at December 31, 2015 to $23.4 million at September 30, 2016. This decrease is attributable to $5 million face amount of government-sponsored agency bonds that were called in April of 2016, $2.0 million received from payments of mortgage-backed securities, and the purchase of $1.0 of corporate bonds.

Loans

The following table is a summary of the Company’s loan portfolio at the dates shown:

(in thousands)	September 30,	December 31,
	2016	2015	Inc (Dec)	Inc/(Dec) %
Commercial and Industrial	$69,722	59,752	9,970	16.69%
Commercial Real Estate	258,920	245,828	13,092	5.33%
Construction	48,048	15,551	32,497	208.97%
Construction to permanent- CRE	5,587	4,880	707	14.49%
Residential	103,970	110,837	(6,867)	(6.20)%
Consumer/Other	73,903	47,521	26,382	55.52%
Total Loans	560,150	484,369	75,781	15.65%
Allowance for loan losses	(7,328)	(5,242)	(2,086)	39.79%
Loans receivable, net	$552,822	479,127	73,695	15.38%

Certain amounts presented for prior periods have been reclassified for consistency with the current period.

The Company’s net loan portfolio increased $73.7 million, or 15.4%, from $479.1 million at December 31, 2015 to $552.8 million at September 30, 2016. As of September 30, 2016, the loan pipeline is strong, and management expects continued growth.

At September 30, 2016, the net loan to deposit ratio was 117% and the net loan to total assets ratio was 81%. At December 31, 2015, these ratios were 108% and 73%, respectively.

Allowance for Loan Losses

The allowance for loan losses increased $2.1 million or 40% from $5.2 million at December 31, 2015 to $7.3 million at September 30, 2016. The increase is primarily attributable to a $2.7 million increase in specific reserves within our Commercial and Industrial category and a $0.7 million increase in collective reserves within our Residential category offset by reductions in the collective reserves for all other loan categories.

The overall credit quality of the loan portfolio continues to be strong and stable. Based upon the overall assessment and evaluation of the loan portfolio at September 30, 2016, management believes the allowance for loan losses of $7.3 million, which represents 1.3% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

(in thousands)
	September 30, 2016	December 31, 2015

Loans past due over 90 daysand still accruing	$1,469	2,046
Non-accruing loans	4,751	1,593
Total	$6,220	3,639

% of Total Loans	1.11%	0.75%
% of Total Assets	0.91%	0.56%

The $4.8 million of non-accrual loans at September 30, 2016 is comprised of five relationships, for which a specific reserve of $3.2 million has been established. The non-accrual increase of $3.2 million from December 31, 2015 is related to a single commercial loan and is not indicative of a credit quality trend within the portfolio. Despite the Company’s decision to fully reserve for this loan as of June 30, 2016, the Company has commenced recovery actions for alleged fraud across all available avenues, including insurance coverage and claims against third parties. Potentially responsive insurance coverage, under which the Company has sought recovery, includes a Financial Institution Bond with a limit of liability of $5.0 million above a $50,000 deductible. The Company will vigorously pursue its avenues of recovery, including insurance coverage and third party claims.

The Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment.

The $1.6 million of non-accrual loans at December 31, 2015 was comprised of three borrowers, for which a specific reserve of $3,000 had been established.

Other Real Estate Owned

At September 30, 2016, other real estate owned (“OREO”) of $851,000 is comprised of $840,000 related to the value of the loan receivable due from the mortgagor of the foreclosed property and an $11,000 gain recognized upon taking possession of the property in May 2016. The single property consists of raw land that is zoned for multi-use construction. During the twelve months ended December 31, 2015, there was no OREO activity.

Deferred Taxes

Deferred tax assets decreased $0.4 million, from $13.8 million at December 31, 2015 to $13.3 million at September 30, 2016. This decrease was primarily due to net operating loss carry forwards applied to the tax liability on current year taxable income and net unrealized gains on the investment portfolio.

The Company will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(in thousands)

	September 30, 2016	December 31, 2015	Inc/(Dec)	Inc/ (Dec) %
Non-interest bearing	$77,304	85,812	(8,508)	(9.9% )
Interest bearing
NOW	24,672	27,951	(3,279)	(11.7% )
Savings	130,901	106,291	24,610	23.2%
Money market	17,230	19,508	(2,278)	(11.7% )
Time certificates, less than $250,000	140,028	139,455	573	0.4%
Time certificates, $250,000 or more	23,865	17,509	6,356	36.3%
Brokered Deposits	57,185	48,154	9,031	18.8%
Total interest bearing	393,881	358,868	35,013	9.8%
Total Deposits	$471,185	444,680	26,505	6.0%

Deposits increased $26.5 million from $444.7 million at December 31, 2015 to $471.2 million at September 30, 2016. Decreases in non-interest bearing deposits were caused by typical seasonal decline. Regarding interest-bearing deposits, decreases in NOW and Money market accounts were offset by increases in Savings, Brokered Deposits, and Time certificates. The Company continues to implement deposit growth initiatives.

Borrowings

Total borrowings were $145.0 million at September 30, 2016 and were comprised of $135.0 million in Federal Home Loan Bank (“FHLB”) advances, $8.2 million in junior subordinated debentures and a $1.8 million note payable.

The FHLB advances had a weighted average interest rate of 33.25 basis points. All had remaining maturities ranging between three days to fifty-three months.

The subordinated debentures of $8.2 million are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. These obligations qualify as Tier 1 capital. The Company has entered into a guarantee, which together with its obligations under the subordinated debentures and the declaration of trust governing the Patriot National Statutory Trust I (an unconsolidated affiliate), provides a full and unconditional guarantee of the capital securities. These subordinated debentures, which bear interest at three-month LIBOR plus 3.15% (4.01% at September 30, 2016), mature on March 26, 2033.

The trust has an early redemption feature at the Company’s option, exercisable on a quarterly basis.

In the third quarter of 2015, the Company entered into a note payable in the amount of $2.0 million for the purchase of its Fairfield, CT branch which was formerly leased. The note has a ten-year term and bears interest at a fixed rate of 1.75%. As of September 30, 2016, the principal balance on this note was $1.8 million.

Equity

Equity increased $1.1 million from $61.5 million at December 31, 2015 to $62.3 million at September 30, 2016, primarily due to $0.9 million of year-to-date net income, $0.1 million of equity compensation, and $0.1 million of investment portfolio net gains. Book and tangible book value per share aggregated $15.80 at September 30, 2016, as compared to $15.53 at December 31, 2015.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements, which primarily consist of commitments to lend, decreased $11.2 million from $86.2 million at December 31, 2015 to $74.8 million at September 30, 2016.

RESULTS OF OPERATIONS

Net Interest Income

The following tables present average balance sheets (daily averages), interest income, interest expense and the corresponding yields earned and rates paid for the three and nine months ended September 30, 2016 and 2015:

	Average Balance Sheet Net Interest income- Rate and Volume Variance Analysis Three months ended September 30,
(in thousands)	2016			2015
	Average Balance	Interest Income/Expense	Average Rate	Average Balance	Interest Income/Expense	Average Rate
Interest earning assets:
Loans	$530,068	6,188	4.64%	489,164	5,879	4.77%
Investments	35,564	219	2.45%	44,249	200	1.79%
Cash Equivalents	24,326	25	0.41%	54,819	30	0.22%
Total interest earning assets	589,958	6,432	4.34%	588,232	6,109	4.12%

Cash and due from banks	3,938			2,632
Premises and equipment, net	30,361			26,178
Allowance for loan losses	(7,210)			(5,211)
Other assets	17,936			17,057
Total assets	$634,983			628,888

Interest bearing liabilities:
Deposits	$379,352	549	0.58%	380,769	498	0.52%
Borrowings	105,326	73	0.28%	100,217	90	0.36%
Subordinated debt	8,248	85	4.10%	8,248	74	3.56%
Note payable	1,829	9	1.96%	131	3	1.75%
Total interest bearing liabilities	494,755	716	0.58%	489,365	665	0.54%

Demand deposits	74,594			75,337
Accrued expenses and other liabilities	3,213			3,406
Shareholders' equity	62,421			60,780
Total liabilities and equity	$634,983			628,888

Net interest income		5,716			5,444
Interest margin			3.85%			3.67%
Interest spread			3.76%			3.58%

	Average Balance Sheet Net Interest income- Rate and Volume Variance Analysis Nine months ended September 30,
(in thousands)	2016			2015
	Average Balance	Interest Income/Expense	Average Rate	Average Balance	Interest Income/Expense	Average Rate
Interest earning assets:
Loans	$508,033	17,811	4.68%	495,006	17,349	4.69%
Investments	38,210	669	2.33%	45,301	552	1.63%
Cash Equivalents	36,384	94	0.35%	48,080	76	0.21%
Total interest earning assets	582,627	18,574	4.26%	588,387	17,977	4.08%

Cash and due from banks	3,395			2,611
Premises and equipment, net	29,969			24,212
Allowance for loan losses	(5,913)			(5,116)
Other assets	17,121			17,402
Total assets	$627,199			627,496

Interest bearing liabilities:
Deposits	$367,415	1,518	0.55%	379,466	1,540	0.54%
Borrowings	108,835	258	0.32%	107,033	246	0.31%
Subordinated debt	8,248	250	4.04%	8,248	218	3.53%
Note payable	1,876	25	1.75%	44	3	1.75%
Total interest bearing liabilities	486,374	2,051	0.56%	494,791	2,007	0.54%

Demand deposits	75,045			69,669
Accrued expenses and other liabilities	3,212			3,018
Shareholders' equity	62,568			60,018
Total liabilities and equity	$627,199			627,496

Net interest income		16,523			15,970
Interest margin			3.79%			3.63%
Interest spread			3.70%			3.54%

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three and nine months ended September 30, 2016 and 2015:

(in thousands)
	Three Months Ended September 30, 2016 vs 2015			NineMonths Ended September 30, 2016 vs 2015
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans	$506	(197)	309	$496	(34)	462
Investments	(44)	63	19	(96)	213	117
Cash Equivalents	(23)	18	(5)	(21)	39	18
Total interest earning assets	439	(116)	323	379	218	597

Interest bearing liabilities:
Deposits	(2)	53	51	(49)	27	(22)
Borrowings	4	(21)	(17)	4	8	12
Subordinated debt	-	11	11	-	32	32
Note Payable	6	-	6	22	-	22
Total interest bearing liabilities	8	43	51	(23)	67	44
Net interest income	$431	(159)	272	$402	151	553

For the quarter ended September 30, 2016, interest income increased $323,000, or 5%, as compared to the quarter ended September 30, 2015. An increase of $40.9 million in average loan balances been bolstered by lower loan prepayment fees as the trend of fewer loan prepayments continues. Interest expense increased slightly as compared to the year-ago period, mostly as the result of an increase in borrowings since that time. Together, these changes produced an increase in net interest income of $272,000 during the third quarter of 2016 as compared to the third quarter of 2015. The Company’s loan portfolio as of September 30, 2016 increased $75.8 million compared to December 31, 2015. The loan pipeline remains strong and continued growth is expected.

For the nine-month period ended September 30, 2016, interest income increased $597,000. Most of this increase related to the achievement of a higher rate of return on investments and cash equivalent balances as compared to the nine months ended September 30, 2015, offset by reductions in average investment and cash equivalent balances of $7.1 million and $11.7 million, respectively.

Interest expense for the nine-month period increased slightly. Lower average deposit balances were offset by an increase in the average rate of FHLB borrowings and a note payable for the purchase of the Company’s Fairfield CT property entered into during the third quarter of 2015.

Net interest margin for the quarter ended September 30, 2016 was 3.85% as compared to 3.67% for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, net interest margin was 3.79% as compared to 3.63% for the year-ago period. The improvement results primarily from a 0.7% increase in the average yield on investments.

Provision for Loan Losses

For the three months ended September 30, 2016, a provision for loan losses of $355,000 was recorded. No such provision was recorded in the same three month period in 2015.

A provision for loan losses of $2.3 million was recorded in the nine months ended September 30, 2016 compared to a provision for loan losses of $250,000 in the nine months ended September 30, 2015. The increase in the provision is primarily attributable to a single troubled loan for which the value of the underlying collateral has substantially deteriorated. Such loan is related to the alleged fraud disclosed in relation to the Loan Loss Allowance discussion. Overall, the credit quality of the loan portfolio is strong as the overall risk rating for the portfolio has improved.

Non-interest income

Non-interest income increased $50,000 from $362,000 for the quarter ended September 30, 2015 to $412,000 for the quarter ended September 30, 2016. The increase is primarily due to higher loan activity fees.

Non-interest income decreased $20,000 in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily attributable to decrease in loan activity fees and fees and service charges offset by increases in rental and other income.

Non-interest expense

Non-interest expense decreased $312,000 from $4.7 million for the quarter ended September 30, 2015 to $4.4 million for the quarter ended September 30, 2016. The decrease is primarily attributable to reversing a $315,000 accrual related to the stock compensation for executives that resigned in August 2016 (see discussion of Management Changes below).

Non-interest expense decreased $302,000 from $14.2 million for the nine months ended September 30, 2015 to $13.9 million for the nine months ended September 30, 2016, primarily attributable to reversing a $315,000 accrual related to the stock compensation for executives that resigned in August 2016 (see discussion of Management Changes below).

Liquidity

The Company’s liquidity ratio was 9.4% at September 30, 2016 compared to 16.4% at December 31, 2015. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying consolidated balance sheets, are considered liquid assets: cash and cash equivalents (which includes federal funds sold), and unpledged available-for-sale securities. Liquidity is a measure of the Company’s ability to generate adequate cash to meet its financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. Management believes the Company’s short-term assets provide sufficient liquidity to satisfy loan demand, cover potential fluctuations in deposit accounts, and to meet other anticipated and unanticipated cash requirements.

CAPITAL

The following table illustrates the Company’s regulatory capital ratios at September 30, 2016 and December 31, 2015:

Patriot National Bancorp, Inc.
	September 30, 2016	December 31, 2015
Tier 1 Leverage Capital	9.72%	9.77%
Common Equity Tier 1 Capital	8.99%	10.04%
Tier 1 Risk-based Capital	10.35%	11.60%
Total Risk-based Capital	11.60%	12.62%

The following table illustrates the Bank’s regulatory capital ratios at September 30, 2016 and December 31, 2015:

Patriot Bank, N.A
	September 30, 2016	December 31, 2015
Tier 1 Leverage Capital	9.68%	9.68%
Common Equity Tier 1 Capital	10.34%	10.34%
Tier 1 Risk-based Capital	10.34%	10.34%
Total Risk-based Capital	11.59%	11.59%

Implementation of the Basel III final framework commenced on January 1, 2015, for both the Company and the Bank. The new regulations have changed the ratio calculations, resulting in an initial decline upon adoption. Among other provisions, Basel III increased some asset risk weightings, introduced a new capital measure “Common Equity Tier 1” and will increase capital ratio requirements during a phase-in period from January 1, 2015 to January 1, 2019. Under the final capital rules, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out as dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis effective January 1, 2019. The minimum required ratios per Basel III for 2016 and 2019 are:

	January 01, 2016	January 01, 2019
Tier 1 Leverage Capital	4.00%	5.00%
Common Equity Tier 1 Capital	4.50%	7.00%
Tier 1 Risk-based Capital	6.00%	8.50%
Total Risk-based Capital	8.00%	10.50%

Both the Company’s and the Bank’s current capital ratios exceed the fully phased in minimum capital ratios of Basel III. The Bank maintained its “well capitalized” regulatory status through the third quarter of 2016.

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

MANAGEMENT CHANGES

Departure and Appointment of Certain Officers

On August 4, 2016, Kenneth T. Neilson provided notice of his resignation as Chief Executive Officer and President of the Company and the Bank (together, “Patriot”), effective August 19, 2016. On August 10, 2016, the Board of Directors of the Company (the “Board”) appointed Michael A. Carrazza to serve as interim Chief Executive Officer, effective as of August 19, 2016. Mr. Carrazza has been the Chairman of both Boards of Directors of Patriot, since leading its turnaround recapitalization in October 2010. Mr. Carrazza is not receiving additional compensation for his service as interim Chief Executive Officer, and has agreed to serve as interim Chief Executive Officer until the Board’s appointment of a new, permanent Chief Executive Officer.

Also, on August 4, 2016, Susan Neilson provided notice of her resignation as Chief Operating Officer and Executive Vice President of the Bank, effective August 19, 2016. On August 10, 2016, the Board appointed Peter D. Cureau to serve as the interim Chief Operating Officer and President of the Company, effective as of August 19, 2016. Mr. Cureau has over 25 years of banking experience, culminating most recently in his role as the President and Chief Executive Officer of Capital Bank and Trust Company in Albany, New York. He has experience in all aspects of commercial banking, including operations and management.

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

(in thousands)
Net Interest Income and Economic Value Summary Performance
	September 30, 2016
	Net Interest Income			Net Portfolio Value
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+ 200	$23,487	177	0.8%	86,670	(146)	0.2%
+ 100	23,520	210	0.9%	86,797	(19)	0.0%
BASE	23,310	-	0.0%	86,816	-	0.0%
- 100	23,338	29	0.1%	87,753	937	1.1%
- 200	23,331	21	0.1%	93,360	6,543	7.5%

	December 31, 2015
	Net Interest Income			Net Portfolio Value
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+ 200	$21,502	545	2.6%	82,588	(3,456)	(4.0%)
+ 100	21,319	362	1.7%	84,303	(1,741)	(2.0%)
BASE	20,957	-	-	86,044	-	-
- 100	20,653	(304)	(1.5%)	89,085	3,041	3.5%
- 200	20,506	(451)	(2.2%)	92,546	6,502	7.6%

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

An evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, as of the end of the period covered by this report. As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the aforementioned officers concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were not effective as a result of the material weakness in internal controls over financial reporting that affected its financial reporting for the previous quarter.

The identified material weakness in internal control over financial reporting relates to the process for establishing the allowance for loan losses. Specifically, effective controls were not maintained over (i) the recording, monitoring and valuation of eligible collateral when calculating specific reserves on impaired loans; and (ii) controls over the development and monitoring of qualitative factors used in calculating the general component of the loan loss reserve in accordance with the approved allowance for loan losses policy. Management has determined that the Company’s financial reporting controls and procedures with respect to the allowance for loan losses were not operating effectively, which affected the financial reporting for the previous quarter and for which corrective action is not yet finalized as of the quarter ended September 30, 2016. As such, management believes that the Company's disclosure controls and procedures were not effective as of September 30, 2016.

In response to the material weakness identified above, the Company is in the process of implementing changes to its internal control over financial reporting, including changes to the allowance for loan loss process and control procedures, and enhancements to internal controls over the review process. Other enhancements will include controls over the monitoring and valuation of collateral related to specific reserves on impaired loans. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management is in process of finalizing changes to its disclosure controls and procedures, in order to remedy the identified material weakness and prevent such circumstances from occurring in the future.

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

Other than preceding and as described in Item 4: Disclosure Controls and Procedures, no other changes in the Company’s internal controls over financial reporting have occurred during the Company’s fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:      Legal Proceedings

Neither the Company nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or the Bank is a party or any of its property is subject.

Item 1A: Risk Factors

During the three months ended September 30, 2016, there were no material changes to the risk factors relevant to the Company’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2015, except as follows.

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

Item 6:      Exhibits

No.	Description

3(i) (C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc. (incorporated by reference to Exhibit 3(i) to the Company’s current report Form 8-K dated October 21, 2010)

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599))

10(a) (2)	2012 Stock Plan of Bancorp (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011)

10(a) (20)

Amended Financial Services Agreement, (incorporated by reference to Exhibit 10(a) (20) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 000-29599)

10(a)(23)	Extension of Employment Agreement with Kenneth T. Neilson, (incorporated by reference Item 5.02 (e) to the Company’s Current Report on Form 8K, dated January 4, 2016, (Commission File No. 000-29599)

10(a)(24)	Appointment of Neil M. McDonnell, (EVP/ CFO) (incorporated by reference Item 5.02 (c) to the Company’s Current Report on Form 8K, dated January 4, 2016, (Commission File No. 000-29599)

14

Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599)

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599)

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

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

November 14, 2016