Form 10-K
period 2016-12-31
PATRIOT NATIONAL BANCORP INC
filed 2017-03-31
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2016
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

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes	No	X

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 based on the last sale price as reported on the NASDAQ Global Market: $9.6 million

Number of shares of the registrant’s Common stock, $0.01 par value per share, 3,894,132 shares outstanding as of March 30, 2017.

Document Incorporated by Reference

Proxy or Information Statement relating to the registrant’s Annual Meeting of Shareholders to be held in 2017. (A definitive proxy or Information statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Fiscal year covered by this form 10-K.)

Incorporated into part III of this Form 10-K.

PATRIOT NATIONAL BANCORP, INC.

2016 FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2016

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

Certain statements contained in the Company’s public statements, including this one, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward-looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to: (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities; (2) the timing of re-pricing of the Company’s interest earning assets and interest bearing liabilities; (3) the effect of changes in governmental monetary policy; (4) the effect of changes in regulations applicable to the Company and the Bank and the conduct of its business; (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks; (6) the ability of competitors that are larger than the Company to provide products and services which it is impracticable for the Company to provide; (7) the state of the economy and real estate values in the Company’s market areas, and the consequent effect on the quality of the Company’s loans; (8) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company; (10) the application of generally accepted accounting principles, consistently applied; (11) the fact that one period of reported results may not be indicative of future periods; (12) the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities and other such factors, including risk factors, as may be described in the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I

ITEM 1. Business

General

Patriot National Bancorp, Inc. (the “Company”), a Connecticut corporation, is a one-bank holding company for Patriot Bank, N.A, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the “Bank”) (collectively, “Patriot”). The Bank received its charter and commenced operations as a national bank on August 31, 1994. The Bank has a total of ten branch offices comprised of eight branch offices located in Fairfield and New Haven Counties, Connecticut and two branch offices located in Westchester County, New York.

On March 11, 2003, the Company formed Patriot National Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company. The Company primarily invested the funds from the issuance of the debt in the Bank. The Bank used the proceeds to fund general operations.

On October 15, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), the Company issued and sold to PNBK Holdings LLC (“Holdings”), an investment limited liability company controlled by Michael Carrazza, 3.36 million shares of its common stock at a purchase price of $15.00 per share (adjusted for a 1-for-10 reverse stock split discussed below) for an aggregate purchase price of $50.4 million. The shares sold to Holdings represented 87.6% of the Company’s then issued and outstanding common stock. In connection with the reverse stock split, the par value of the common stock was changed to $0.01 per share. Also in connection with the sale of shares, certain directors and officers of both the Company and the Bank resigned. Such directors and officers were replaced with nominees of Holdings and Michael Carrazza became the Chairman of the Board of the Company.

As of the date hereof, the only business of the Company is its ownership of all of the issued and outstanding capital stock of the Bank and the Trust. Except as specifically noted otherwise herein, the balance of the description of the Company’s business is a description of the Bank’s business.

On March 4, 2015, the Company effected a 1-for-10 reverse stock split. All common stock and per share data included in the financial statements as of and for the year ended December 31, 2014 have been restated to give effect to the reverse stock split.

During 2015, Mr. Michael Carrazza sold 325,000 shares of Holdings to a third party who has sole voting rights and dispositive power for the sold shares. Immediately following this transaction, Mr. Carrazza’s equity interest in Holdings decreased from 87.6% to 75.65%.

On September 28, 2015, the Bank changed its name from Patriot National Bank to Patriot Bank, N.A. The name change came after the Bank reported eight consecutive quarters of increased earnings.

On January 5, 2016, Neil M. McDonnell was appointed as Chief Financial Officer of Patriot. Mr. McDonnell’s appointment was in response to the resignation of Christina L. Maier, who was the Chief Financial Officer of Patriot through that date and who resigned on April 30, 2016 as an Executive Vice President.

On August 19, 2016, the Board of Directors of the Company (the “Board”) appointed Michael A. Carrazza to serve as interim Chief Executive Officer of Patriot and Peter D. Cureau to serve as the interim Chief Operating Officer and President of the Company. These appointments were in response to the resignations of Kenneth T. Neilson, who was the Chief Executive Officer and President of Patriot and Susan Neilson, who was the Chief Operating Officer and Executive Vice President of the Bank.

On January 26, 2017, the Board appointed Richard A. Muskus, Jr. President of Patriot. Mr. Muskus has served as Executive Vice President and Chief Lending Officer of the Bank since February 2014. Mr. Muskus’ appointment replaced Peter D. Cureau, who was acting as the Interim President and Chief Operating Officer of Patriot and, who will continue to work with Mr. Carrazza in the office of the Chairman.

Business Operations

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

Consumer and commercial deposit accounts offered include: checking, interest-bearing negotiable order of withdrawal “NOW”, money market, time certificates of deposit, savings, Certificate of Deposit Account Registry Service CDARS, Individual Retirement Accounts (“IRAs”), and Health Savings Accounts (“HSAs”). Other services offered by the Bank include Automated Clearing House (“ACH”) transfers, lockbox, internet banking, bill paying, remote deposit capture, debit cards, money orders, traveler’s checks, and automatic teller machines (“ATMs”). In addition, the Bank may in the future offer other financial services.

The Bank’s branch office locations may be summarized as follows:

Branch No.	City	County	State
1	Darien	Fairfield	Connecticut
2	Fairfield	Fairfield	Connecticut
3	Greenwich	Fairfield	Connecticut
4	Milford	New Haven	Connecticut
5	Norwalk	Fairfield	Connecticut
6	Stamford	Fairfield	Connecticut
7	Trumbull	Fairfield	Connecticut
8	Westport	Fairfield	Connecticut
9	Bedford	Westchester	New York
10	Scarsdale	Westchester	New York

The Stamford, Connecticut location serves as Patriot’s headquarters. Additionally, the Bank also operates a loan origination office at its Stamford location.

The Bank’s employees perform most routine day-to-day banking transactions. The Bank has entered into a number of arrangements with third-party outside service providers, who provide services such as correspondent banking, check clearing, data processing services, credit card processing and armored car carrier transport.

In the normal course of business, subject to applicable government regulations, the Bank invests a portion of its assets in investment securities, which may include government securities. The Bank’s investment portfolio strategy is to maintain a balance of high-quality diversified investments that minimizes risk, maintains adequate levels of liquidity, and limits exposure to interest rate and credit risk. Guaranteed U.S. federal government issues currently comprise the majority of the Bank’s investment portfolio.

Employees

As of December 31, 2016, Patriot had 94 full-time employees and 5 part-time employees. None of Patriot’s employees are covered by a collective bargaining agreement.

Competition

The Bank competes with a variety of financial institutions for loans and deposits in its market area. These include larger financial institutions with greater financial resources, larger branch systems and higher lending limits, as well as the ability to conduct larger advertising campaigns to attract business. The larger financial institutions may also offer additional services such as trust and international banking, which the Bank is not equipped to offer directly. When the need arises, arrangements are made with correspondent financial institutions to provide such services. To attract business in this competitive environment, the Bank relies on local promotional activities, personal contact by officers and directors, customer referrals, and its ability to distinguish itself by offering personalized and responsive banking service.

The customer base of the Bank generally is meant to be diversified, so that there is not a concentration of either loans or deposits within a single industry, a group of industries, or a single person or groups of people. The Bank is not dependent on one or a few major customers for its lending or deposit activities, the loss of any one of which would have a material adverse effect on the business of the Bank.

The Bank’s loan customers extend beyond the towns and cities in which the Bank has branch offices, including nearby towns in Fairfield and New Haven Counties in Connecticut, and Westchester County and the five boroughs of New York City in New York, although the Bank’s loan business is not necessarily limited to these areas. While the Bank does not currently hold or intend to attract significant deposit or loan business from major corporations with headquarters in its market area, the Bank believes that small manufacturers, distributors and wholesalers, and service industry professionals and related businesses, which have been attracted to this area, as well as the individuals that reside in the area, represent current and potential customers of the Bank.

In recent years, intense market demands, economic pressures, and significant legislative and regulatory actions have eroded banking industry classifications, which were once clearly defined, and have increased competition among banks, as well as other financial services institutions including non-bank competitors. This increase in competition has caused banks and other financial services institutions to diversify their services and become more cost effective. The impact of market dynamics, legislative, and regulatory changes on banks and other financial services institutions has increased customer awareness of product and service differences among competitors and increased merger activity among banks and other financial services institutions.

Supervision and Regulation

As a bank holding company, the Company’s operations are subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Fed”). The Fed has established capital adequacy guidelines for bank holding companies that are similar to the Office of the Comptroller of the Currency’s (“OCC”) capital guidelines applicable to the Bank. The Bank Holding Company Act of 1956, as amended (the “BHC”), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage. In general, bank holding companies and their subsidiaries are only permitted to engage in, or acquire direct control of, any company engaged in banking or in a business so closely related to banking as to be a proper incident thereto. Federal legislation enacted in 1999 authorizes certain entities to register as financial holding companies. Registered financial holding companies are permitted to engage in businesses, including securities and investment banking businesses, which are prohibited to bank holding companies. The creation of financial holding companies has had no significant impact on the Company.

Under the BHC, the Company is required to file a quarterly report of its operations with the Fed. Patriot and any of its subsidiaries are subject to examination by the Fed. In addition, the Company will be required to obtain the prior approval of the Fed to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank, or to merge or consolidate with another bank holding company. Moreover, Patriot and any of its subsidiaries are prohibited from engaging in certain tying arrangements, in connection with any extension of credit or provision of any property or services. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on issuing any extension of credit to the Company or any of its subsidiaries, or making any investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. If the Company wants to engage in businesses permitted to financial holding companies, but not to bank holding companies, it would need to register with the Fed as a financial holding company.

The Fed has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that a bank holding company should pay cash dividends only to the extent that the bank holding company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. The Fed has also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Fed, if any its subsidiaries is classified as “undercapitalized”, the bank holding company may be prohibited from paying dividends.

A bank holding company is required to give the Fed prior written notice of any purchase or redemption of its outstanding equity securities, if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated retained earnings. The Fed may disapprove of such a purchase or redemption, if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Fed order, or any condition imposed by, or written agreement with, the Fed.

The Company is subject to capital adequacy rules and guidelines issued by the Fed and the FDIC and the Bank is subject to capital adequacy rules and guidelines issued by the OCC. These substantially identical rules and guidelines require Patriot to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Under the provisions of the FDIC Improvements Act of 1991, the federal regulatory agencies are required to implement and enforce these rules in a stringent manner. The Company is also subject to applicable provisions of Connecticut law, insofar as they do not conflict with, or are not otherwise preempted by, federal banking law. Patriot’s operations are subject to regulation, supervision, and examination by the FDIC and the OCC.

Federal and state banking regulations govern, among other things, the scope of the business of a bank, a bank holding company, or a financial holding company, the investments a bank may make, deposit reserves a bank must maintain, the establishment of branches, and the activities of a bank with respect to mergers and acquisitions. The Bank is a member of the Fed and, as such, is subject to applicable provisions of the Federal Reserve Act and regulations thereunder. The Bank is subject to the federal regulations promulgated pursuant to the Financial Institutions Supervisory Act that are designed to prevent banks from engaging in unsafe and unsound practices, as well as various other federal, state, and consumer protection laws. The Bank is also subject to the comprehensive provisions of the National Bank Act.

The OCC regulates the number and locations of branch offices of a national bank. The OCC may only permit a national bank to maintain branches in locations and under the conditions imposed by state law upon state banks. At this time, applicable Connecticut banking laws do not impose any material restrictions on the establishment of branches by Connecticut banks throughout Connecticut. New York State law is similar; however, the Bank cannot establish a branch in a New York town with a population of less than 50,000 inhabitants, if another bank is headquartered in that town.

The earnings and growth of Patriot and the banking industry in general are affected by the monetary and fiscal policies of the United States (“U.S.”) government and its agencies, particularly the Fed. The Open Market Committee of the Fed implements national monetary policy to curb inflation and combat recession. The Fed uses its power to adjust interest rates on U.S. government securities, the discount rate, and deposit reserve retention rates. The actions of the Fed influence the growth of bank loans, investments, and deposits. They also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

In addition to other laws and regulations, Patriot is subject to the Community Reinvestment Act (“CRA”), which requires the federal bank regulatory agencies, when considering certain applications involving Patriot, to consider Patriot’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and unwarranted geographic differences in lending patterns. Existing banks have sought to comply with the CRA in various ways; some banks have made use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements, and small business loans. Compliance may also include participation in various government insured lending programs, such as Federal Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value ratio conventional mortgage loans with private mortgage insurance. To date, the market area from which the Bank draws much of its business is in the towns and cities in which the Bank has branch offices, which are characterized by a very diverse ethnic, economic and racial cross-section of the population. As the Bank expands further, the market areas served by the Bank will continue to evolve. The Company and the Bank have not and will not adopt any policies or practices, which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the communities served by the Bank.

On October 26, 2001, the United and Strengthening America by Providing Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) was enacted to further strengthen domestic security following the September 11, 2001 attacks. The Patriot Act amended various federal banking laws, particularly the Bank Secrecy Act, with the intent to curtail money laundering and other activities that might be undertaken to finance terrorist actions. The Patriot Act also requires that financial institutions in the U.S. enhance already established anti-money laundering policies, procedures and audit functions, and ensure that controls are reasonably designed to detect instances of money laundering through certain correspondent or private banking accounts. Verification of customer identification, maintenance of said verification records, and cross-checking names of new customers against government lists of known or suspected terrorists is also required. The Patriot Act was reauthorized and modified with the enactment of The USA Patriot Act Improvement and Reauthorization Act of 2005.

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance with the Exchange Act, files periodic reports, proxy statements, and other information with the SEC.

On July 20, 2002, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted, the primary purpose of which is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes. Section 404 of Sarbanes-Oxley, entitled Management Assessment of Internal Controls, requires that each annual report include an internal control report which states that it is the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting, as well as an assessment by management of the effectiveness of the internal control structure and procedures for financial reporting. This section further requires that the external auditors attest to, and report on, the Company’s internal controls over financial reporting; although, Smaller Reporting Companies as defined by the SEC are exempt from this requirement. Sarbanes-Oxley contains provisions for the limitations of services that external auditors may provide, as well as requirements for the credentials of members of the Audit Committee of Patriot’s Board of Directors. In addition, Sarbanes-Oxley requires principal executive and principal financial officers to certify to the adequacy of internal controls over financial reporting and to the accuracy of financial information released to the public on a quarterly and annual basis. Specifically, Sarbanes-Oxley requires Patriot’s Chief Executive and Chief Financial officer to certify that, to their best of their knowledge, the financial information reported accurately presents the financial condition and results of operations of the Company and that it contains no untrue statement or omission of material fact. Patriot’s Chief Executive and Chief Financial officer also are required to certify to their responsibility for establishing and maintaining a system of internal controls, the design and implementation of which insures that all material information is made known to these officers or other responsible individuals; this certification also includes the evaluation of the effectiveness of disclosure controls and procedures, and the impact thereof, on the Company’s financial reporting.

Recent Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank) was signed into law on July 21, 2010 and has had a major impact on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies. Many of the provisions of Dodd-Frank are aimed at financial institutions that are significantly larger than Patriot. Notwithstanding this, there are many other provisions that Patriot is subject to and has to comply with, including any applicable rules promulgated by the Consumer Financial Protection Bureau (“CFPB”). As rules and regulations are promulgated by the agencies responsible for implementing and enforcing Dodd-Frank, Patriot will have to address them to ensure compliance with such applicable provisions. Management expects the cost of compliance to increase, due to the regulatory burden imposed by Dodd-Frank.

Dodd-Frank broadened the base for FDIC insurance assessments. Under rules issued by the FDIC in February 2011, the base for insurance assessments changed from domestic deposits to consolidated assets less tangible equity. Assessment rates are calculated using formulas that take into account the risks of the institution being assessed. The rule was effective beginning April 1, 2011 and did not have a material impact on the Company.

On June 28, 2011, the Fed approved a final debit-card interchange rule. This primarily impacts larger banks and did not have a material impact on the Company.

It is difficult to predict at this time what specific impact yet to be implemented Dodd-Frank rules and regulations will have on the Company. Financial reform legislation and the implementation of any rules ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Bank’s ability to conduct business. Management will have to dedicate resources to ensure compliance with all applicable provisions of Dodd-Frank and the implementation of any applicable rules, which may increase its costs of operations and adversely impact its earnings.

In July 2013, the Fed, the FDIC, and the OCC approved final rules establishing a new comprehensive capital framework for U.S. Banking organizations (the “New Capital Rules”). The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework (referred to as “Basel III”) for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Patriot, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach with a more risk-sensitive approach, based, in part, on the “standardized approach” adopted by the Basel Committee in 2004. In addition, the New Capital Rules implement certain provisions of Dodd-Frank. The New Capital Rules became effective for Patriot on January 1, 2015. Patriot has not experienced any difficulties in complying with the New Capital Rules.

Recent Developments with Regulators

Based on its satisfactory findings reported to the Company on May 3, 2016, effective July 11, 2016, the Board of Governors of the Federal Reserve System (the “Fed”), the Company’s primary regulator, terminated its Supervisory Letter dated May 5, 2015 that placed certain restrictions on the Company. Citing the satisfactory condition of the Bank and a noted improvement in earnings, the Fed lifted restrictions on Patriot from issuing dividends in any form and creating new debt without prior written approval of the Federal Reserve Bank (“FRB”).

Available Information

The Company’s website address is https://www.bankpatriot.com; however, information found on, or that can be accessed through, the website is not incorporated by reference into this Form 10-K. The Company makes available free of charge on its website (under the links entitled “For Investors”, then “SEC filings”, then “Documents”), its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, information statements on Schedule 14C, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as practicable after such reports are electronically filed with or furnished to the SEC. Because the Company is an electronic filer, such reports are filed with the SEC and are also available on their website (http://www.sec.gov). The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E. Room 1580, Washington, DC 20549. Information about the Public Reference Room can be obtained by calling 1-800-551-8090 or SEC Investor Information Service 1-800-SEC-0330.

ITEM 1A. Risk Factors

Patriot's financial condition and results of operation are subject to various risks inherent to its business, including those noted below.

The risks involved in the Bank’s commercial real estate loan portfolio are material.

The Bank’s commercial real estate loan portfolio constitutes a material portion of its assets and generally has different risks than residential mortgage loans. Commercial real estate loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers as compared to single-family residential loans.

Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayments of such loans can be affected by adverse conditions in the real estate market or local economy. A downturn in the real estate market within the Bank market area may adversely impact the value of properties securing these loans. These risks are partially offset by shorter terms, reduced loan-to-value ratios, and guarantor support of the borrower.

Real estate lending in the Bank’s core market involves risks related to a decline in value of commercial and residential real estate.

The market value of real estate can fluctuate significantly in a relatively short period of time, as a result of market conditions in the geographic area in which real estate is located. A significant portion of the Bank's total loan portfolio is secured by real estate located in Fairfield County, Connecticut and Westchester County, New York, areas historically of high affluence that had been materially impacted by the financial troubles experienced by large financial service companies on Wall Street and other companies during the financial crisis. Since then, credit markets have become tighter and underwriting standards more stringent and the inability of purchasers of real estate to obtain financing will continue to impact the real estate market. Therefore, these loans may be subject to changes in grade, classification, accrual status, foreclosure, or loss, which could have an effect on the adequacy of the allowance for loan losses.

The Bank's business is subject to various lending and other economic risks that could adversely impact its results of operations and financial condition.

Changes in economic conditions, particularly a continued economic slowdown in Fairfield County, Connecticut and the New York metropolitan area could result in the following consequences, any of which may have a material detrimental effect on the Bank's business:

●	Increases in:
	-	Loan delinquencies;
	-	Problem assets and foreclosures; or
●	Decreases in:
	-	Demand for the Bank's products and services;
	-	Decreases in customer borrowing power that is caused by declines in the value of assets and/or collateral supporting the Bank's loans, especially real estate.

During the years 2007 through 2009, the general economic conditions and specific business conditions in the United States, including Fairfield County, Connecticut and the New York metropolitan area, deteriorated, resulting in increases in loan delinquencies, problem assets and foreclosures, and declines in the value and collateral associated with the Bank’s loans. During 2010 through 2015, however, the economic climate improved gradually, contributing to decreases in the Bank’s non-performing assets.

The Bank’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and non-performance. The allowance for loan losses is based on an evaluation of the risks associated with the Bank’s loans receivable, as well as the Bank’s prior loss experience. Deterioration in general economic conditions and unforeseen risks affecting customers could have an adverse effect on borrowers’ capacity to timely repay their obligations before risk grades could reflect those changing conditions. Maintaining the adequacy of the Bank’s allowance for loan losses may require that the Bank make significant and unanticipated increases in the provision for loan losses, which would materially affect the results of operations and capital adequacy. The amount of future losses is susceptible to changes in economic, operating, and other conditions including changes in interest rates that may be beyond the Bank’s control and which losses may exceed current allowance estimates. Although the current economic environment has improved, conditions remain uncertain and may result in additional risk of loan losses.

Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loan portfolio and assess the adequacy of the allowance for loan losses. The regulatory agencies may require the Bank to change classifications or grades on loans, increase the allowance for loan losses by recognizing additional loan loss provisions, or to recognize further loan charge-offs based upon their judgments, which may differ from the Bank’s. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on the Bank’s results of operations and financial condition. While management believes that the allowance for loan losses is currently adequate to cover inherent losses, further loan deterioration could occur, and therefore, management cannot assure shareholders that there will not be a need to increase the allowance for loan losses, or that the regulators will not require management to increase this allowance. Either of these occurrences could materially and adversely affect Patriot’s earnings and profitability.

Patriot is subject to certain risks with respect to liquidity.

"Liquidity" refers to the Patriot’s ability to generate sufficient cash flows to support its operations and fulfill its obligations, including commitments to originate loans, to repay its wholesale borrowings and other liabilities, and to satisfy the withdrawal of deposits by its customers.

Patriot’s primary sources of liquidity are the deposits it acquires organically through its branch network, borrowed funds, primarily in the form of wholesale borrowings, and the cash flows generated through the collection of loan payments and on mortgage-related securities. In addition, depending on current market conditions, the Company may have the ability to access the capital markets.

Deposit flows, calls of investment securities and wholesale borrowings, and prepayments of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets served. Furthermore, changes to the underwriting guidelines for wholesale borrowings, or lending policies may limit or restrict the Patriot’s ability to borrow, and could therefore have a significant adverse impact on its liquidity. A decline in available funding could adversely impact Patriot’s ability to originate loans, invest in securities, and meet its expenses, or to fulfill such obligations as repaying its borrowings or meeting deposit withdrawal demands.

The Bank’s business is subject to interest rate risk and variations in interest rates may negatively affect the Bank’s financial performance.

Patriot is unable to predict, with any degree of certainty, fluctuations of market interest rates, which are affected by many factors including inflation, recession, a rise in unemployment, a tightening money supply, domestic and international disorder, and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce Patriot's profits. Patriot realizes income from the differential or “spread” between the interest earned on loans, securities, and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations. Although Patriot has implemented strategies which are designed to reduce the potential effects of changes in interest rates on operations, these strategies may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, levels of prepayments, and cash flow, as well as the market value of its securities portfolio and overall profitability.

Patriot investment portfolio includes securities that are sensitive to interest rates and variations in interest rates may adversely impact Patriot profitability.

Patriot's security portfolio is classified as available-for-sale, and is comprised primarily of corporate debt and mortgage-backed securities, which are insured or guaranteed by the U.S. government. These securities are sensitive to interest rate fluctuations. Unrealized gains or losses in the available-for-sale portfolio for securities are reported as a separate component of shareholders’ equity. As a result, future interest rate fluctuations may impact shareholders’ equity, causing material fluctuations from quarter to quarter. The inability to hold its securities until market conditions are favorable for a sale, or until payments are received on mortgage-backed securities, could adversely affect Patriot's earnings and profitability.

Patriot is dependent on its management team and the loss of its senior executive officers or other key employees could impair its relationship with its customers and adversely affect its business and financial results.

The Bank’s success is dependent upon the continued services and skills of its management team. The unexpected loss of services of one or more of these key personnel, because of their skills, knowledge of the Bank’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel could have an adverse impact on the Bank’s business.

Patriot’s success also depends, in part, on its continued ability to attract and retain experienced commercial lenders and retail bankers, as well as other management personnel. The loss of services of several such key personnel could adversely affect Patriot’s growth and prospects, to the extent replacement personnel are not able to be identified and promptly retained. Competition for commercial lenders and retail bankers is strong, and Patriot may not be successful in retaining or attracting such personnel.

Patriot is subject to certain general affirmative debt covenants, which with it cannot comply, may result in default and actions taken against it by its debt holders.

In December 2016, the Company issued $12 million of senior notes (the “Senior Notes”) that contain certain affirmative covenants, which require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements. The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

The affirmative covenants contained in the Senior Note agreements are of a general nature and not uncommon in such debt agreements. Management does not anticipate an inability to maintain its compliance with the affirmative covenants contained in the notes as such compliance is inherent in the Bank’s continued operation and Patriot’s public company status, as well as management’s overall strategic plan.

A breach of information security could negatively affect the Patriot’s earnings.

Patriot increasingly depends upon data processing, communications, and information exchange on a variety of computing platforms and networks, and the internet to conduct its business. Patriot cannot be certain that all of its systems are entirely free from vulnerability to attack, despite safeguards it has instituted. In addition, Patriot relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached, information can be lost or misappropriated and could result in financial loss or costs to Patriot, or damages to others. These financial losses or costs could materially exceed the amount of Patriot’s insurance coverage, if applicable, which would have an adverse effect on its results of operations and financial condition. In addition, the Bank’s reputation could suffer if its database were breached, which could materially affect Patriot’s financial condition and results of operations.

The Bank is subject to environmental liability risk associated with its lending activities.

A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on, and take title to, properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties, which may make the Patriot liable for remediation costs, as well as for personal injury and property damage. In addition, Patriot owns and operates certain properties that may be subject to similar environmental liability risks.

Environmental laws may require the Bank to incur substantial expense and may materially reduce the affected property's value, or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although Patriot has policies and procedures requiring the performance of an environmental site assessment before loan approval or initiating any foreclosure action on real property, these assessments may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on Patriot’s financial condition and results of operations.

The Company relies on the dividends it receives from its subsidiary.

The Company is a separate and distinct legal entity from the Bank. The Company’s primary source of revenue is the dividends it receives from the Bank, which cash flow the Company uses to fund its activities, meet its obligations, and remit dividends to its shareholders. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, the Company’s right to participate in a distribution of assets, upon liquidation or reorganization of the Bank or another regulated subsidiary, may be subordinate to claims by the Bank’s or subsidiary's creditors. If the Bank were to be restricted from paying dividends to the Company, the Company’s ability to fund its activities, meet its obligations, or pay dividends to its shareholders might be curtailed. The inability to receive dividends from the Bank could therefore have a material adverse effect on the Company.

The price of the Company’s common stock may fluctuate.

The market price of the Company’s common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding the Company’s operations or business prospects. Among other factors, the Company’s stock price may be affected by:

●	Operating results that vary from the expectations of securities analysts and investors;
●	Developments in its business or in the financial services sector in-general;
●	Regulatory or legislative changes affecting its business or the financial services sector in-general;
●	Operating results or securities price performance of companies that investors consider being comparable to the Company;
●	Changes in estimates or recommendations by securities analysts or rating agencies;
●	Announcements of strategic developments, acquisitions, dispositions, financings, and other material events by the Company or the Company’s competitors; and
●	Changes or volatility in global financial markets and economies, general market conditions, interest or foreign exchange rates, stock, commodity, credit, or asset valuations.

Difficult market conditions have adversely affected the Company’s industry.

The Company is exposed to general downturns in the U.S. economy, and particularly downturns in the local Connecticut and New York markets in which it operates. Two significant impacts resulting from the financial crisis included the housing market suffering falling home prices leading to increased foreclosures and our customer base experiencing rampant unemployment and sustained under-employment. These conditions negatively impacted the credit performance of mortgage and construction loans, and resulted in significant asset-value write-downs by financial institutions, including government-sponsored enterprises, as well as major commercial and investment banks. The loss of mortgage and construction loan asset-value caused many financial institutions to seek additional capital, to merge with larger and financially stronger financial institutions and, in some cases, to fail. Many lenders and institutional investors reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil, and the tightening of credit by the Fed, led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and generally widespread reductions in business activity. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected the Company’s business, financial condition, and results of operations. A worsening of these conditions would likely exacerbate the adverse effects these difficult market conditions have had on the Company and other financial institutions. In particular:

●

Less than optimal economic conditions may continue to affect market confidence levels and may cause adverse changes in payment patterns, thereby causing increased delinquencies, which could affect the Bank’s provision for loan losses and charge-off of loans receivable.

●

The ability to assess the creditworthiness of the Bank’s customers, or to accurately estimate loan collateral value, may be impaired if the models and approaches the Bank uses becomes less predictive of future behaviors, valuations, assumptions, or estimates due to the unpredictable economic climate.

●	Increasing consolidation of financial services companies, as a result of current market conditions, could have unexpected adverse effects on the Bank’s ability to compete effectively.

The Bank may be required to pay significantly higher FDIC premiums, special assessments, or taxes that could adversely affect its earnings.

Market developments have significantly impacted the insurance fund of the FDIC. As a result, the Bank may be required to pay higher premiums, or special assessments, that could adversely affect earnings. The amount of premiums the FDIC requires for the insurance coverage it provides is outside the Bank’s control. If there are additional banks or financial institution failures, the Bank may be required to pay higher FDIC premiums than are currently assessed. Increases in FDIC insurance premiums, including any future increases or required prepayments, may materially adversely affect the Bank’s results of operations.

Patriot is subject to risks associated with taxation.

The amount of income taxes the Patriot is required to pay on its earnings is based on federal and state legislation and regulations. Patriot provides for current and deferred taxes in its financial statements, based on the results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit, and application of financial accounting standards. Patriot may take tax return filing positions for which the final determination of tax is uncertain. Patriot’s net income or loss and the related amount per share may be reduced, if a federal, state, or local tax authority assesses additional taxes, penalties, or interest that has not been provided for in the consolidated financial statements. There can be no assurance that Patriot will achieve its anticipated effective tax rate, due to a change in a tax law, or the result of a tax audit that disallows previously recognized tax benefits.

Risks associated with changes in technology.

Financial products and services have become increasingly technology-driven. The Bank’s ability to compete for new and meet the needs of existing customers, in a cost-efficient manner, is dependent on its ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of the Bank’s competitors have greater resources to invest in technology and may be better equipped to market new technology-driven products and services. Failing to keep pace with technological change could have a material adverse impact on the Bank’s business and therefore on Patriot's financial condition and results of operations.

Strong competition in Patriot’s geographical market could limit growth and profitability.

Competition in the banking and financial services industry is intense. Fairfield County, Connecticut and the New York City metropolitan areas have a high concentration of financial institutions including large money center and regional banks, community banks, and credit unions. Some of Patriot’s competitors offer products and services that the Bank currently does not offer, such as private banking and trust services. Many of these competitors have substantially greater resources and lending limits than the Bank, and may offer certain services that Patriot does not or cannot provide. Price competition might result in the Bank earning less on its loans and paying more for deposits, which would reduce net interest income. Patriot expects competition to increase in the future, as a result of legislative, regulatory and technological changes. Patriot’s profitability depends upon its continued ability to successfully compete in its geographical market.

Government regulation may have an adverse effect on the Patriot’s profitability and growth.

Patriot is subject to extensive regulation, supervision, and examination by the OCC as the Bank’s chartering authority, the FDIC as the insurer of its deposits, and the Fed as its primary regulator. Changes in federal and state banking laws and regulations, or in federal monetary policies, could adversely affect the Bank’s profitability and continued growth. In light of recent events, legislative and regulatory changes are expected, but cannot be predicted. For example, new legislation or regulation could limit the manner in which Patriot may conduct its business, including the Bank’s ability to obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads. The laws, regulations, interpretations, and enforcement policies that apply to Patriot have been subject to significant, and sometimes retroactively applied, changes in recent years, and are likely to change significantly in the future.

Legislation enacted by the U.S. Congress, proposing significant structural reforms to the financial services industry, has, among other things, created the CFPB, which is given broad authority to regulate financial service providers and financial products. In addition, the Fed has passed guidance on incentive compensation at financial institutions it regulates and the United States Department of the Treasury and federal banking regulators have issued statements calling for higher capital and liquidity requirements. Complying with any new legislative or regulatory requirements and any programs established thereunder by federal and state governments, could have an adverse impact on Patriot’s operations and the results thereof.

Changing regulation of corporate governance and public disclosure.

Patriot is subject to laws, regulations, and standards relating to corporate governance and public disclosure, SEC rules and regulations, and NASDAQ rules. These laws, regulations, and standards are subject to varying interpretations, and as a result, their practical application may evolve over time as new guidance is provided by regulatory and governing bodies. Due to the evolving legal and regulatory environment, compliance may become more difficult and result in higher costs. Patriot is committed to maintaining high standards of corporate governance and public disclosure. As a result, Patriot’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. Patriot’s reputation may be harmed, if it does not continue to comply with these laws, regulations and standards.

The earnings of financial institutions are significantly affected by general business and economic conditions.

As a financial institution, Patriot’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short- and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, and the overall strength of the U.S. economy and the local economies in which it operates, all of which conditions are beyond Patriot’s control. In recent years, the financial services industry has experienced unprecedented upheaval, including the failure of some of the World’s leading financial institutions. Further deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values, and a decrease in demand for the Bank’s products and services, among other things, any of which could have a material adverse impact on Patriot’s results of operations and financial condition. Patriot cannot currently predict or implement plans to mitigate the effects of unknown future industry developments.

The Company is a “Controlled Company” within the meaning of the NASDAQ U.S. Market Rules and Regulations and, as a result, the Company qualifies for, and relies on, exemptions from certain corporate governance requirements.

Holdings controls a majority of the Company’s voting common stock. As a result, the Company is a “Controlled Company” within the meaning of Nasdaq corporate governance standards. Under the Nasdaq Rules and Regulations, a company of which more than 50% of the voting power is held by an individual, group or another company is considered a “Controlled Company”, which may utilize exemptions relating to certain Nasdaq corporate governance requirements, including:

●	Requiring the Board of Directors to be comprised of Independent Directors (as defined);
●	The requirement that the Company have a Nominating and Governance Committee that is composed entirely of independent directors;
●	The requirement that the Company have a Compensation Committee that is composed entirely of independent directors; and
●	The requirement for an annual performance evaluation of the Nominating and Governance and Compensation Committees.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table summarizes Patriot’s owned and leased properties, as of December 31, 2016:

Street Address	City	County	State
Owned:
233 Post Road	Darien	Fairfield	Connecticut
1755 Black Rock Turnpike	Fairfield	Fairfield	Connecticut
100 Mason Street	Greenwich	Fairfield	Connecticut
900 Bedford Street	Stamford	Fairfield	Connecticut
999 Bedford Street	Stamford	Fairfield	Connecticut
50 Charles Street	Westport	Fairfield	Connecticut
771 Boston Post Road	Milford	New Haven	Connecticut
Church Street	New Haven	New Haven	Connecticut
Leased:
16 River Street	Norwalk	Fairfield	Connecticut
945 White Plains Road	Trumbull	Fairfield	Connecticut
370 Post Road East	Westport	Fairfield	Connecticut
432 Old Post Road	Bedford	Westchester	New York
495 Central Park Avenue	Scarsdale	Westchester	New York

In 2013, Patriot purchased 900 Bedford Street, Stamford, Connecticut. In 2015, Patriot moved its corporate headquarters and main branch banking office to this location, leaving some operational departments at the old leased location.

In November 2014, the Bank purchased 999 Bedford Street, Stamford, Connecticut to which it intends to move its main branch banking office in the second quarter of 2017.

In 2013, the Bank purchased its Greenwich branch building.

In 2014, the Bank purchased its Milford branch building and two new buildings for its Darien and Westport branches. In 2015, the Darien branch moved into its newly renovated building and, once renovations are completed, the Westport branch will move to its new building.

At December 31, 2016, five branch buildings were owned and five branch facilities were leased. Additionally, the Bank maintains certain operating and administrative service facilities and additional parking at its main branch banking office, which is subject to three distinct lease agreements. Patriot’s lease agreements have terms ranging from one year to ten years with seven years and seven months remaining on the longest lease term. Generally, Patriot’s lease agreements contain rent escalation clauses, and renewals for one or more periods at the Bank’s option.

At three of its branch buildings, the Bank has excess space that it leases to seven unrelated parties.

For additional information, see the Commitment and Contingencies footnote disclosure in the Consolidated Financial Statements included herein.

ITEM 3. Legal Proceedings

Other than ordinary routine litigation incidental to its business, neither the Company nor the Bank has any pending legal proceedings to which the Company or the Bank is a party or any of its property is subject.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock is traded on the Nasdaq Global Market under the Symbol “PNBK.” On March 22, 2017, the last sale price for the Company’s Common Stock was $14.65.

The following table sets forth the high and low sales prices of the Company’s Common Stock during each of the calendar quarters of the last two fiscal years adjusted for a 1-for-10 reverse stock split. No cash dividends were declared during this time.

	Year ended December 31,
	2016			2015
	Sales Price		Cash dividends	Sales Price		Cash dividends
Quarter ended	High	Low	declared	High	Low	declared
March 31,	$15.50	12.57	-	$20.10	13.55	-
June 30,	$14.98	12.80	-	$16.05	13.60	-
September 30,	$16.50	12.80	-	$18.68	15.14	-
December 31,	$15.24	13.00	-	$17.49	14.55	-

Holders

There were approximately 200 shareholders of record of the Company’s Common Stock as of December 31, 2016. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

Dividends

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. The Bank can pay dividends to the Company pursuant to a dividend policy requiring compliance with the Bank's OCC-approved capital program, in compliance with applicable law, and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the capital program, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. The Company is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements. The Fed has also imposed dividend restrictions on the Company. OCC regulations impose limitations upon all capital distributions by commercial institutions, like the Bank, such as dividends and payments to repurchase or otherwise acquire shares. The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payments would otherwise violate regulatory requirements.

Recent Sales of Unregistered Securities

During the fourth quarter of 2016, the Company did not have any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The performance graph compares the Company’s cumulative total shareholder return on its common stock over the last five fiscal years to the NASDAQ Community Bank Total Return Index and the S&P 500 Total Return Index. Total shareholder return is measured by dividing the sum of the cumulative amount of dividends for the measurement period (assuming dividend reinvestment) and the difference between the Company’s share price at the end and the beginning of the measurement period, by the share price at the beginning of the measurement period.

	Period Ending
	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Patriot National Bancorp ("PNBK")	100.00%	88.89%	77.22%	95.00%	93.39%	78.06%
Nasdaq Community Bank
Total Return Index ("XABQ")	100.00%	117.71%	166.78%	174.55%	191.21%	265.34%
S&P 500 Total Return Index ("SP500TR")	100.00%	116.00%	153.57%	174.60%	177.01%	198.18%

Stock Repurchases

The following table presents share repurchases of Patriot's common stock during the each of the months in the three-month period ended December 31, 2016.

Period Beginning	Period Ending	No. of Shares Purchased(1)	Average Price Paid per Share	No. of Shares Purchased as part of Publicly Announced Plans(1)	Maximum No. of Shares that may yet be Purchased Under the Plans(1)
November 1, 2016	November 30, 2016	629	$13.73	629	498,853
December 1, 2016	December 31, 2016	71,324	$14.04	71,324	427,529

Three-months ended Decmebr 31, 2016		71,953	$14.04

(1)

All shares have been repurchased in connection with the stock repurchase program (the "Program") authorized by the Company's Board of Directors on July 29, 2016. The Program authorizes the Company's chairman to direct the Company to repurchase up to 500,000 shares of Patriot's common stock on the open-market or in private transactions, through July 31, 2017.

ITEM 6. Selected Financial Data

(In thousands, except per share data)
	As of and for the year ended December 31,
	2016	2015	2014		2013		2012
Balance Sheet Data:
Cash and due from banks	$92,289	85,400	73,258		34,866		70,303
Short-term investments	-	-	-		-		711
Investment securities	36,596	42,472	46,818		47,738		51,293
Loans, net	576,982	479,127	471,984		418,148		458,794
Total assets	756,654	653,355	632,443		541,060		617,661	(1)
Total deposits	529,324	444,665	440,889		428,104		495,210	(2)
Total borrowings	159,476	142,026	128,066		65,060		65,054
Total shareholders' equity	62,570	61,464	58,735		41,841		49,568

Operating Data:
Interest and dividend income	$25,408	23,741	20,368		21,654		25,216
Interest expense	3,008	2,690	2,970		4,854		7,419
Net interest income	22,400	21,051	17,398		16,800		17,797
Provision for loan losses	2,464	250	-		970		(2,379)
Non-interest income	1,556	1,551	1,832		2,426		3,274
Non-interest expense	18,355	18,851	18,271		25,884		23,986
Provision (benefit) for income taxes	1,207	1,358	(14,750)		(339)		-
Net income (loss)	$1,930	2,143	15,709		(7,289)		(536)

Per Share Data:
Basic income (loss) per share	$0.49	0.55	4.08	(3)	(1.90)	(3)	(0.14)	(3)
Diluted income (loss) per share	$0.49	0.55	4.05	(3)	(1.90)	(3)	(0.14)	(3)

Selected Ratios:
Return on average assets	0.30%	0.34%	2.81%		(1.28)%		(0.08)%
Return on average equity	3.08%	3.55%	32.94%		(16.43)%		(1.05)%
Average equity to average assets	9.83%	9.65%	8.53%		7.80%		7.96%

(1)	Includes $88,000 of branch assets held for sale at December 31, 2012.
(2)	Includes $24.7 million of deposits held for sale at December 31, 2012.
(3)	All common stock and per share data have been restated to give effect to a reverse stock split of 1-for-10 effective March 4, 2015

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies

The accounting and reporting policies of Patriot conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the financial services industry. A summary of Patriot’s significant accounting policies is included in the Notes to Consolidated Financial Statements that are referenced in Item 8. Financial Statements and Supplementary Data. Although all of Patriot’s policies are integral to understanding its Consolidated Financial Statements, certain accounting policies involve Management to exercise judgment, develop assumptions, and make estimates that may have a material impact on the financial information presented in the Consolidated Financial Statements or Notes thereto. The assumptions and estimates are based on historical experience and other factors representing the best available information to Management as of the date of the Consolidated Financial Statements, up to and including the date of issuance or availability for issuance. As the basis for the assumptions and estimates incorporated in the Consolidated Financial Statements may change, as new information comes to light, the Consolidated Financial Statements could reflect different assumptions and estimates.

Due to the judgments, assumptions, and estimates inherent in the following policies, Management considers such accounting policies critical to an understanding of the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Allowance for Loan Losses (“ALL”)

The Company maintains an ALL at a level management believes is sufficient to absorb estimated credit losses incurred as of the report date. Management’s determination of the adequacy of the ALL is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. As applicable, consideration is given to a variety of factors in establishing these estimates including historical losses, peer and industry data, current economic conditions, the size and composition of the loan portfolio, delinquency statistics, criticized and classified assets and impaired loans, results of internal loan reviews, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, and the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change.

To the extent actual outcomes differ from Management’s estimates, additional provisions for loan losses may be required, which may adversely affect the Company’s results of operations in the future. Subsequent to acquisition of purchased-credit-impaired loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Subsequent decreases in expected cash flows will generally result in a provision for loan losses; subsequent increases in expected cash flows may result in a reversal of the provision for loan losses to the extent of prior charges.

Unrealized Gains and Losses on Securities Available-for-sale

The Company receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Available-for-sale debt securities consist primarily of mortgage-backed securities that are guaranteed by the U.S. government. The Company uses various indicators in determining whether a security is other-than-temporarily impaired including, for debt securities, when it is probable that the contractual interest and principal will not be collected, or for equity securities, whether the market value is below its cost for an extended period of time with low expectation of recovery. The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer. For marketable equity securities, the Company considers the issuer’s financial condition, capital strength, and near term prospects to determine whether impairment is temporary or other-than-temporary. The Company also considers the volatility of a security’s price in comparison to the market as a whole and any recoveries or declines in fair value subsequent to the balance sheet date. If management determines that the impairment is other-than-temporary, the entire amount of the impairment, as of the balance sheet date, is recognized in earnings, even if the decision to sell the security has not been made. The fair value of the security becomes the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value. Available-for-sale debt securities were not considered to be other-than-temporarily impaired as of December 31, 2016, 2015, or 2014 because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows to be received, or indicate a loss of value on the underlying collateral, or a loss of financial stability on the part of the issuer. Management concluded that the declines in fair value of the investment portfolio as of the reporting dates is temporary and that values would recover by way of increases in market price or positive changes in market interest rates.

Deferred Income Taxes

The Company provides for deferred income taxes on the asset and liability approach, whereby a deferred tax liability or asset is recognized for the estimated future tax effect attributable to temporary differences or carryforwards. Temporary differences are the differences between the reported amounts of assets and liabilities in the financial statements and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FINANCIAL CONDITION

Assets

The Company’s total assets increased $103.3 million, or 15.8%, from $653.4 million at December 31, 2015 to $756.7 million at December 31, 2016. The growth in assets is primarily attributable to management’s efforts to increase the amount and quality of its loan portfolio through its loan origination activities and by investing in quality loan pools, primarily funded through a growth in deposits.

Following is a detailed discussion and analysis of events and transactions during the years ended December 31, 2016 and 2015 and the impacts that have been realized with respect to Patriot’s financial position.

Cash and cash equivalents

Cash and cash equivalents have increased $6.9 million or 8.1% as of December 31, 2016 compared to 2015 due to a number of factors including a decision to offer attractive yields on financial products to increase market share and build loyalty among depositors, continuing efforts to maintain and improve the operating cost saving initiatives that have produced positive results, and a debt issuance near year end that that allowed the Company to increase its investment in the Bank.

Investment securities

Patriot’s investment security portfolio has decreased $5.0 million or 14.6% from December 31, 2015 to 2016. The decrease is due to the collection of the U.S. Government agency bonds held at December 31, 2015, which bonds were yielding less than 2% and were called during 2016.

The total investment among the other existing investment security classes, consisting of U.S. Government agency mortgage-backed securities, corporate bonds, and subordinated notes has remained stable. However, a redistribution of investment among these classes has occurred, in order to maximize returns. Specifically, the investment in Government agency mortgage-backed securities has decreased $2.97 million or 22%, corporate bonds has decreased $49,000 or 0.5%, and subordinated notes have increased $3.02 million or 151.3%. The management of the investment portfolio produced a $71,000 or 15% improvement in interest income earned in 2016 over 2015.

Loans receivable, net

During the year ended December 31, 2016, management implemented a strategy to increase its liquidity by aggressively marketing its products to depositors. Through its efforts, which were initiated late in the third quarter of 2016, management was able to generate approximately $84.7 million of liquidity that, coupled with other resources, allowed for a $97.8 million or 20.4% increase in loans receivable, net that is allocable to a $49.4 million or 550% increase in loan originations and a $52.0 million increase in loan pool purchases.

The increase in loans receivable, gross is attributable to the loan portfolio segments as follows:

●	$53.9 million or 113.5% increase in Consumer loans;
●	$38.3 million or 246.6% increase in Construction loans;
●	$25.4 million or 10.3% increase in Commercial Real Estate loans;
●	$2.7 million or 55.6% increase in Construction to permanent – CRE loans;
●	$1.2 million or 2% increase in Commercial and Industrial loans; and
●	$24.3 million or 21.9% decrease in Residential Real Estate loans.

The Residential Real estate loan portfolio segment is the only loan portfolio segment to experience a decrease that is primarily due to payoffs received. Management is also taking the strategic approach to focus its lending efforts on other loan portfolio segments.

The increase in loans receivable, net is further enhanced by improved quality in the originated loan portfolio as represented by a $567,000 or 10.8% decrease in the allowance for loan losses. This decrease resulted from a reserve and subsequent charge-off during 2016 of a single $3.0 million loan more fully described below that was offset by $149,000 in recoveries. Without the realized loss of the single loan, an improvement in the quality of loans receivable of $506,000 would have been recognized for the year ended December 31, 2016, rather than the $2.5 million provision for loan losses recognized in the results from operations.

Although the general quality of the loan portfolio has measurably improved, the Bank experienced one significant loan loss during the period which occurred in its Commercial and Industrial loan portfolio segment. The loan loss occurred in the year ended December 31, 2016, accounting for $3.0 million or 120.7% of the provision for loan losses recognized for the year ended December 31, 2016. The subject loan was charged off during the fourth quarter of 2016 in the approximate amount of $3.0 million, against which loss $2.8 million of insurance proceeds were received in the first quarter of 2017. Had the loan been performing in accordance with its contractual terms, the Bank would have recognized approximately $232,000 of additional interest income during the year ended December 31, 2016.

Other than the single impaired loan experienced in 2016, impaired and non-accruing loans historically do not represent a significant impact to the Bank’s loan portfolio. However, management is cognizant of the risk of extending credit to unworthy entities and, therefore, maintains strong credit approval processes to mitigate its risk.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Approximately 63.0% of the loan portfolio is currently weighted towards long-term maturities five-years or more from December 31, 2016. The longer term of these loans provides a degree of stability to the Bank in managing its liquidity and concentrating its efforts on loan origination to higher quality, longer term relationships.

As a community bank, the Bank is invested in a thriving, robust local economy, which may be subject to the vagaries of general economic conditions, but which has maintained an above-national averages status with respect to capital investment. The existing conditions has led an investment in the loan portfolio weighted to Commercial Real Estate and Construction lending, which accounts for 55.9% of total loans receivable. These loans generally are collateralized by the underlying real estate and supported by personal guarantees of the borrowers.

The following table presents loans receivable, gross by portfolio segment, by contractual maturity as of December 31, 2016:

	Contractual Maturity of Loan Balance
	One year or less	One through Five Years	After Five Years	Total
Loan portfolio segment:
Commercial Real Estate	$70,461	27,717	173,051	271,229
Residential Real Estate	6,153	4,578	75,783	86,514
Commercial and Industrial	19,374	28,154	13,449	60,977
Consumer and Other	501	2,608	98,340	101,449
Construction	39,640	14,255	-	53,895
Construction to permanent - CRE	$-	1,986	5,607	7,593

Total	136,129	79,298	366,230	581,657

Fixed rate loans	$54,655	35,084	74,621	164,360
Variable rate loans	81,474	44,214	291,609	417,297

Total	$136,129	79,298	366,230	581,657

Variable rate loans account for 71.7% of the total loan portfolio, which is attractive to the Bank in a period of increasing interest rates. $291.6 million or 69.9% of the variable rate loan portfolio matures in more than five years, which contributes a certain degree of stability to the Bank in managing both its interest rate risk and liquidity.

Premises and equipment

Patriot has undertaken a review and is in-process of realigning its market strategy to improve customer service and provide greater accessibility to depositors and prospective borrowers. In connection with its plan, management has initiated and is in-process of realigning its branch locations and corporate offices to improve penetration in targeted markets and utilize available properties to increase operating efficiencies and independence.

During the year ended December 31, 2016, construction-in-process has increased approximately $3 million or 87.6%, of which approximately $2.7 million or 91.2% is attributable to the build-out of the 999 Bedford Street, Stamford location that will be used to provide branch operations and house multiple corporate departments currently located in leased space. Construction-in-process has also been impacted by the renovation and build-out of a new branch location in Westport, CT located at 50 Charles Street that accounts for $0.2 million or 8.0% of the increase. Management anticipates completing construction in the second quarter of 2017, at which time the properties will be placed into service.

Other Real Estate Owned (“OREO”)

During the year ended December 31, 2016, one property was foreclosed upon and is held as OREO at December 31, 2016. On taking possession of the property in 2016, the Bank recognized an approximate $11,000 gain that represents the fair value of the property in excess of the carrying value of the loan.

Deferred Taxes

As of December 31, 2016, Patriot has available approximately $45.9 million of Federal net operating loss carryforwards (“NOL”) that is offset by $30.6 million in §382 limitations imposed by the Internal Revenue Code. The $15.3 million of Federal NOLs are available to offset Patriot’s taxable income for periods up to and through 2032, as these NOLs expire on various dates beginning in 2029.

Additionally, Patriot has approximately $64.8 million of NOLs available for Connecticut tax purposes, which may be used to offset up to 50% of taxable income in any year. The NOLs have an approximate fourteen year life.

Patriot anticipates utilizing approximately $1.1 million of its tax-effected NOLs, in respect to its 2016 tax year.

As of December 31, 2016, Patriot had a $12.6 million deferred tax asset, comprised of multiple temporary differences, in addition to the previously aforementioned NOLs, which management believes will be fully realized in the future. The assessment of the potential relizability of the deferred tax assets is based on observation of the condition and future of the Bank, including:

●	Favorable financial performance over the past three years;
●	Forecasted taxable income for 2017 and future periods;
●	The growth in loan originations and the overall quality of the loan portfolio;
●	Improvements in operations and cost management; and
●	Net operating loss carry-forwards that do not begin to expire until 2029.

There is no guarantee that Patriot will realize the benefits of the NOLs in the future. As such, management continues to evaluate its ability to realize the benefits of the net deferred tax assets and will act accordingly if conditions change.

Deposits

During the year ended December 31, 2016, total deposits increased by $84.7 million or 19.0% from the year ended December 31, 2015. The increase is substantially the result of a late third quarter and strong fourth quarter of 2016 effort by management to aggressively attract new depositors and strengthen the loyalty of the existing customer base by offering attractive interest rates compared to market. The effort is part of management’s strategy to establish long-term relationships for sustained growth and profitability over short-term margins reflected in results. The long-term strategy is seen in the increase in interest expense on deposits of $0.2 million that is comparable to the $0.2 million decrease in advertising and marketing expense during the year ended December 31, 2016 compared to 2015.

The growth in deposits was virtually across all products offered by the Bank, except for non-interest bearing and money market accounts, which decreased by $9.0 million or 10.5% and $3.9 million or 20.1%, respectively from December 31, 2015. The decrease in non-interest bearing and money market accounts is emblematic of general market conditions and the rates of return offered by the financial services industry.

Growth in the all other deposit accounts may be summarized as:

●	$33.6 million or 191.7% increase in Certificates of deposit that are greater than $250,000;
●	$25.1 million or 23.7% increase in Savings accounts;
●	$21.2 million or 15.2% increase in Certificates of deposit that are less than $250,000;
●	$15.7 million or 32.8% increase in Brokered deposits; and
●	$2.0 million of 7.0% increase in NOW accounts.

The increase in deposits, most notably in the category of time certificates greater than $250,000 signifies the success of management in strengthening the Bank’s liquidity by refocusing its operations on its customer base. The results of these efforts is easily viewed in comparison with the daily average balances that follow, which display a contrasting change in daily average balances of interest bearing deposits in virtually all categories.

Borrowings

Patriot’s borrowings increased by approximately $17.5 million or 12.3% from December 31, 2015 to December 31, 2016. Borrowings consist primarily of FHLB advances, but also include senior notes, junior subordinated debentures, and a note payable to the seller from whom the Fairfield branch building was purchased in 2015.

FHLB advances decreased by $9.0 million or 6.8% at December 31, 2016 compared to 2015, which decrease is primarily attributable to normal operations. The Bank maintains strong standing with the FHLB and its “Well Capitalized” designation with the FDIC, as provided below.

In December 2016, the Bank entered into a $16 million revolving line of credit agreement with a correspondent bank. The line of credit was obtained to provide short-term liquidity to satisfy overnight Fed account balance requirements and to provide for daily settlement of FRB, ACH, and other clearinghouse transactions. At December 31, 2016, $15.0 million was outstanding under the line of credit, which amount was repaid early in January 2017.

In December 2016, the Company issued $12 million of 7% senior unsecured notes in a private placement to accredited institutional investors. The notes mature in December 2021, require the payment of interest on a semi-annual basis, require interest-only through maturity, and are neither callable by the Company nor putable by the holders. The Company used approximately $7.2 million of the proceeds from the note issuance to bolster its investment in the Bank, which capital contribution qualifies for Tier 1 Capital of the Bank.

Shareholders’ Equity

In July 2016, the Company authorized a one-year stock repurchase program whereby management may repurchase up to 500,000 shares of common stock through July 2017. The program authorizes management, at the direction of the Company’s chairman, to repurchase shares on the open-market or in private transactions, in accordance with applicable security laws and regulations.

During the year ended December 31, 2016, 72,471 shares of common stock were repurchased in a combination of open market and private transactions at an average cost of $14.04 per share or $1.0 million. The repurchased shares increased shares held in treasury from $0.2 million at December 31, 2015 to $1.2 million at December 31, 2016 or a 635.6% increase. Approximately 68,500 shares repurchased and entered into treasury relate to shares held by a former officer of the Company, which shares were repurchased at an average cost of $14.05. Management views the buy-back program as a valuable means to increase shareholder value through lowering the cost of capital and increasing the book value per share.

Average Balances

The following table presents daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for each of the years in the three-year period ended December 31, 2016.

(In thousands)
	Year ended December 31,
	2016			2015			2014
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	522,021	24,391	4.67	492,245	22,879	4.65	427,032	19,601	4.59
Cash equivalents	33,411	120	0.36	48,248	102	0.21	42,405	67	0.16
Investments	37,583	897	2.39	44,427	760	1.71	46,544	700	1.50

Total interest earning assets	593,015	25,408	4.28	584,920	23,741	4.06	515,981	20,368	3.95

Cash and due from banks	3,525			2,623			1,863
Allowance for loan losses	(6,238)			(5,148)			(5,277)
OREO	499			-			-
Other assets	47,501			43,238			46,636

Total Assets	638,302			625,633			559,203

Liabilities
Interest bearing liabilities:
Time certificates	156,638	1,103	0.70	180,910	1,297	0.72	220,977	2,014	0.91
Savings accounts	127,238	778	0.61	100,517	489	0.49	88,008	330	0.37
Money market accounts	17,989	7	0.04	22,481	10	0.04	27,144	14	0.05
NOW accounts	26,559	8	0.03	29,027	4	0.01	26,226	4	0.02
Broker deposits	47,950	346	0.72	43,896	216	0.49	682	2	0.29
Borrowings	110,319	371	0.34	105,348	368	0.35	79,216	181	0.23
Senior notes	319	25	7.84	-	-	-	-	-	-
Subordinated debt	8,248	334	4.05	8,248	294	3.56	8,248	425	5.15
Note Payable	1,852	36	1.94	529	12	2.27	-	-	-

Total interest bearing liabilities	497,112	3,008	0.61	490,956	2,690	0.55	450,501	2,970	0.66

Demand deposits	75,311			71,222			57,850
Other liabilities	3,127			3,060			3,158

Total Liabilities	575,550			565,238			511,509

Shareholders' equity	62,752			60,395			47,694

Total Liabilities and Shareholders' Equity	638,302			625,633			559,203

Net interest income		22,400			21,051			17,398
Interest margin(1)			3.78			3.60			3.37
Interest spread			3.68			3.51			3.29

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the years ended December 31, 2016 to 2015 and December 31, 2015 to 2014.

(In thousands)
	Years ended December 31,
	2016 compared to 2015				2015 compared to 2014
	Increase/(Decrease)				Increase/(Decrease)
	Daily Average Balance	Volume	Rate	Total	Daily Average Balance	Volume	Rate	Total
Interest Earning Assets:
Loans	$29,776	1,384	128	1,512	65,213	2,993	285	3,278
Cash equivalents	(14,837)	(31)	49	18	5,843	9	26	35
Investments	(6,844)	(117)	254	137	(2,117)	(32)	92	60

Total interest earning assets	8,095	1,236	431	1,667	68,939	2,971	402	3,373

Interest bearing liabilities:
Time certificates	(24,272)	(174)	(20)	(194)	(40,067)	(365)	(352)	(717)
Savings accounts	26,721	130	159	289	12,509	47	112	159
Money market accounts	(4,492)	(2)	(1)	(3)	(4,663)	(2)	(2)	(4)
NOW accounts	(2,468)	(0)	4	4	2,801	0	(0)	-
Broker deposits	4,054	20	110	130	43,214	127	87	214
Borrowings	4,971	17	(14)	3	26,132	60	127	187
Senior notes	319	25	-	25	-	-	-	-
Subordinated debt	-	-	40	40	-	-	(131)	(131)
Note Payable	1,323	30	(6)	24	529	-	-	-

Total interest bearing liabilities	6,156	46	272	318	40,455	(134)	(158)	(292)

Net increase (decrease)	$1,939	1,190	159	1,349	28,484	3,105	560	3,665

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years 2016 and 2015

For the year ended December 31, 2016, the Company recorded net income of $1.9 million ($.49 per share) compared to a net income of $2.1 million ($0.55 per share) for the year ended December 31, 2015.

Income before tax expense was $3.1 million compared to 2015’s income before income tax expense of $3.5 million. Highlights include:

●	Interest income increased $1.7 million;
●	Net interest income increased $1.3 million;
●	Provision for loan losses increased $2.2 million; and
●	Non-interest expense decreased $496,000.

The positive results for 2016 demonstrate the continued growth and success of the Company. 2016 was the third consecutive year of net profitability, which was primarily due to loan and deposit growth as well as balance sheet and operational efficiencies implemented during 2014, 2015 and 2016. These initiatives included:

●	Targeted lending opportunities and loan pool purchases.
●	Replacing high cost borrowings with lower rate funding.
●	Strategic repricing of deposits to target specific maturities.
●	Streamlining of branch and operational teams to improve efficiencies and costs.
●	Negotiating vendor price concessions.
●	The purchase of three branch buildings where the benefits of owning outweigh the cost of leasing.

Net interest Income

Net interest income is the difference between interest income on interest earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them, respectively.

Net interest income increased $1.3 million in 2016 over the previous year as focused growth and diversification in the loan portfolio yielded an increase in interest income. In order to achieve this, the Bank originated $94.7 million in commercial real estate loans and $14.7 million in construction loans. Average loan balances were $29.8 million higher in 2016 than in 2015, as loan payoffs continued throughout 2016. Average yields on loans increased slightly to 4.67% from 4.65% in 2015 as the Bank operates in a very competitive market. Additionally, the Bank purchased two refinanced education loan pools totaling $52.0 million with a weighted average stated interest rate of approximately 5.3% from an originator who used targeted marketing to source qualified borrowers and applied strong credit standards similar to the Bank’s credit guidelines.

Average yields on investment securities improved in 2016 to 2.39% from 1.71% in 2015 resulting in higher interest income of $137,000. This increase was primarily due to the purchase of subordinated bonds from two creditworthy financial institutions during 2016 each yielding 5% or greater. One government sponsored bond was called in 2016 which yielded under 2%.

As the loan pipeline began to grow during 2016, so did the need to increase the Bank’s deposit base and liquidity sources. In the second half of 2016, the Bank initiated a certificate of deposits (CD) program to attract term deposits at competitive rates. The program was successful and achieved over $50 million in CDs in just five months. The average term of the new CDs was 15 months.

Total deposit interest expense increased $226,000 to $2.2 million for the year ended December 31, 2016. This increase was related to the deposit initiative as well as the increase in the use of broker deposits as a funding source. The average rate on interest bearing deposits increased from 54.8 basis points in 2015 to 55.3 basis points in 2016.

Interest expense on borrowings increased $92,000 from 2015. Interest expense on subordinated debt increased $40,000 from 2015, primarily due to incremental increase in three month LIBOR throughout 2016 which is the index this coupon is based upon.

In December 2016, the Company completed the issuance, through a private placement, of $12 million aggregate principal amount of 7.0% fixed senior unsecured notes due December 22, 2021 (the “Notes”). The Company intends to use the proceeds of this offering for general corporate purposes, which will include advances to the Bank to finance growth activities. In December, the Company advanced $7.2 million to the Bank which qualifies as Tier 1 capital.

The Notes were issued pursuant to a Purchase Agreement, dated as of December 22, 2016, between the Company and accredited institutional investors. The Notes bear a fixed interest rate of 7.00% per annum from and including December 22, 2016 to but excluding December 22, 2021 and are payable semi-annually in arrears on June 22 and December 22 of each year, beginning June 22, 2017. The Notes are not subject to redemption at the option of the Company. Principal and interest on the Notes are subject to acceleration only in limited circumstances. The senior notes issued increased interest expense by $25,000 in 2016.

Management regularly reviews loan and deposit rates and strives to price the Bank’s products competitively. The Bank tracks its mix of asset and liability maturities and manages its balance sheet in an effort to maintain a reasonable maturity match, between the two.

Provision for loan losses

In 2016, loans outstanding grew $98 million over 2015 after loan payoffs and paydowns. With the exception of one commercial loan, the performance and credit quality of the portfolio continues to strengthen. In the second half of 2016, the Bank determined that an increase the loan loss reserve for one specific loan was required due to information and further analysis regarding the full collectability of this loan. To fully reserve for this loan, the Bank recognized a $3.0 million provision for loan losses in the year ended December 31, 2016, consisting of a $1 million provision in the first quarter of 2016 and an additional provision of $2 million in the second quarter of 2016, when it became clear that a total loss on the loan was imminent.

Despite the Bank’s position that this loan should be fully reserved as of December 31, 2016, the Bank commenced recovery actions across all available avenues, including insurance coverage and claims against third parties. Potential insurance coverage, under which the Bank has sought recovery, includes a Financial Institution Bond with a limit of liability of $5,000,000 above a $50,000 deductible. The Bank has vigorously pursued its avenues of recovery, including insurance coverage and third party claims. In March 2017, the Bank received $2.8 million of insurance proceeds against the loss recognized on the subject loan.

Non-interest income

Non-interest income of $1.6 million was recorded for 2016 and was consistent with the results of 2015. This category includes loan fees, deposit service charges, rental income and miscellaneous income. In 2015, non-interest income totaled $1.6 million.

Non-interest expense

In 2016, the Company continued its efforts of monitoring and controlling costs. Vendor management and evaluations were conducted in order to make certain the quality, level of service and expense expectations of vendors were in line with contractual agreements, some employee benefit costs were reduced, or in some cases, benefits modified to prevent future cost increases, and office occupancy costs were re-examined. Non-interest expense decreased $496,000, or 2.6%, to $18.4 million for the year ended December 31, 2016.

As the Bank grew in 2016, additional client facing and support team members were necessary. As such, salary and related benefit costs increased by $810,000. However, incentive savings of $176,000 and an increase in deferred loan costs credit of $340,000, due to the increase in loans originated in 2016, offset some of this additional staff expense.

The 2016 full year impact of relocating into new branches in 2015 benefited occupancy costs with approximately $350,000 in expense reductions. In 2015, there was a non-cash charge of $133,000 associated with the abandonment of leasehold improvements relating to the Fairfield branch building. There were no similar charges recorded in 2016.

In discussions with one of the Bank’s data system providers, the Bank was able to negotiate specific terms to include offsetting future credits for services provided. In 2016, $150,000 in credits was applied to some invoices.

Professional and other outside services increased $91,000 primarily due to legal fees resulting from the recovery actions taken in 2016 with regards to the one commercial loan mentioned above in the “Provision for Loan Losses” section.

Advertising and promotional expense decreased approximately $200,000 relating to the Bank’s change in its service providers and its focus on specific initiatives.

Comparison of Results of Operations for the years 2015 and 2014

For the year ended December 31, 2015, the Company recorded net income of $2.1 million ($.55 per share) compared to a net income of $15.7 million ($4.08 per share) for the year ended December 31, 2014.

Income before income tax expense was $3.5 million, an increase of $2.5 million compared to income before income tax expense of $1.0 million in 2014.

●	Net interest income increased $3.7 million;
●	Provision for loan losses increased $250,000;
●	Non-interest income decreased $281,000; and
●	Non-interest expense increased $580,000.

The positive results for 2015 were primarily due to balance sheet and operational restructuring initiatives implemented during 2013, 2014 and 2015 by the new executive management team. These initiatives included:

●	Replacement of high cost borrowings at significantly lower rates.
●	Strategic repricing of deposits.
●	Streamlining of branch and back office operations and exiting the Residential Lending business, resulting in non-interest expense reductions.
●	Negotiating vendor price concessions.
●	Purchasing three branch buildings where the cost of the leases exceeded the cost to own the properties.

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
-

Average loan balances were $65.2 million higher in 2015 than in 2014, including an increase in the average commercial and commercial real estate loan balance of $57.7 million. The increase in average loan balances resulted in higher interest income of $3.3 million.

-

Average yields on loans increased to 4.65% from 4.59% in 2014. This benefitted interest income by $320,000 and was largely derived from loan mix as lower yielding residential loans constituted a smaller portion of the average loan portfolio in 2015.

-

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

-

Deposit expense decreased $348,000 primarily due to the maturity and roll off of higher rate time deposits and replacement of these with lower rates. The average rate on these interest bearing Time Certificates deposits decreased from 0.91% to 0.67% in 2015, resulting in a $532,000 decrease in interest expense, offset by increase in Savings accounts by $159,000. Average time deposits were $3.2 million higher than 2014.

-

Interest expense on borrowings increased $187,000 from 2014. The average rate on borrowings increased from 0.23% to 0.35% in 2015, resulting in a $0.2 million increase in interest expense. Average borrowings increased $26.1 million from 2014.

-

Interest expense on subordinated debt decreased $131,000 from 2014, primarily due to incremental expense of $117,000 that was avoided due to payment of previously deferred prior year interest payments.

-	Interest expense of $12,000 was incurred on a promissory note issued to the seller of a branch building acquired by Patriot in 2015.

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

Non-interest income

Non-interest income decreased by $281,000, or 15.3%, from $1.8 million in 2014 to $1.6 million in 2015. Non-interest income for 2014 included a $455,000 loss on disposition of the Bank’s BOLI policy, offset by $439,000 earnings on cash surrender value of the Bank’s Policy. Lower deposit fees and service charges of $284,000 in 2015 are primarily due to lower overdraft fees as a result of closing frequently overdrawn accounts due to credit risk reasons.

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

●

Year ended 2015, also includes a $133,000 non-cash charge, primarily associated with the abandonment of leasehold improvements in conjunction with the purchase of the Company’s Fairfield branch building.

LIQUIDITY

Patriot’s liquidity position was 14.9% and 16.7% at December 31, 2016 and 2015, respectively. The liquidity ratio is defined as the ratio of liquid assets to total assets. The following categories of assets as described in the accompanying Consolidated Balance Sheets are considered liquid assets: cash and due from banks, federal funds sold (if any), short-term investments (if any) and available-for-sale securities which have not been pledged. Liquidity is a measure of Patriot’s ability to generate adequate cash to meet its financial obligations.

The principal cash requirements of the Bank are to cover increases in its loan portfolio and downward fluctuations in deposit accounts. Management believes that Patriot’s liquid assets provide sufficient coverage to satisfy loan demand, cover potential fluctuations in deposit accounts, and to meet other anticipated operational cash requirements.

At December 31, 2016, cash and cash equivalents and unpledged available-for-sale securities amounted to $92.3 million and $20.2 million, respectively.

At December 31, 2016, the Bank had additional borrowing capacity of $16.2 million available from FHLB Boston, which is comprised of $14.2 million of advances and a $2.0 million overnight line of credit. These amounts are in addition to the FHLB advances of $123 million that are outstanding at December 31, 2016. Additionally, the Bank has the ability to borrow from the FRB.

As of December 31, 2016, the maturities of Patriot’s contractual obligations are as follows:

(In thousands)
	Contractual Obligations Due
Contractual Obligation Catgegory	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Certificates of deposit	$144,323	65,232	2,131	-	211,686
Federal Home Loan Bank borrowings	58,000	-	65,000	-	123,000
Brokered deposits	63,932	-	-	-	63,932
Correspondent bank - line of credit	15,000	-	-	-	15,000
Senior notes	-	-	12,000	-	12,000
Junior subordinated debt	-	-	-	8,248	8,248
Note payable	189	387	401	792	1,769
Operating lease obligations	560	317	123	172	1,172

Total contractual obligations	$282,004	65,936	79,655	9,212	436,807

OFF-BALANCE SHEET ARRANGEMENTS

The Bank’s off-balance sheet commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2016, the Bank’s off-balance sheet commitments are as follows:

(In thousands)
As of December 31, 2016
Commitments to extend credit:
Unused lines of credit	$39,063
Undisbursed construction loans	21,224
Home equity lines of credit	20,846
Future loan commitments	15,755
Financial standby letters of credit	1,482
$98,370

REGULATORY CAPITAL REQUIREMENTS

The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at December 31, 2016 and 2015:

(In thousands)	As of December 31,
	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	2016		2015		2016		2015
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	66,254	10.603	64,845	12.622	74,303	11.928	65,207	12.742
Tier 1 Capital (to risk weighted assets)	61,571	9.854	59,595	11.600	69,620	11.176	59,958	11.716
Common Equity Tier 1 Capital (to risk weighted assets)	53,571	8.573	51,595	10.043	69,620	11.176	59,958	11.716
Tier 1 Leverage Capital (to average assets)	61,571	9.296	59,595	9.769	69,620	10.518	59,958	9.832

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

Under the final capital rules that became effective on January 1, 2015, there is a requirement for a CET1 Capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that may be distributed to shareholders or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.

The capital buffer requirement is being phased in over three years beginning in 2016. The 0.625% capital conservation buffer increase for 2016 has been included in the minimum capital adequacy ratios in the table above. The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of December 31, 2016, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain a “well capitalized” classification.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. The Bank’s market risk is primarily limited to interest rate risk.

The Bank’s goal is to maximize long term profitability while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price the Bank’s assets and liabilities to maintain an acceptable interest rate spread while reducing the net effect of changes in interest rates. In order to accomplish this, the focus is on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable rate loans for the portfolio and purchase short-term investments to offset the increasing short term re-pricing of the liability side of the balance sheet. In fact, a number of the interest-bearing deposit products have no contractual maturity. Therefore, deposit balances may run off unexpectedly due to changing market conditions. Additionally, loans and investments with longer term rate adjustment frequencies can be matched against longer term deposits and borrowings to lock in a desirable spread.

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

Management analyzes the Bank’s interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation and GAP analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period.

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

The tables below sets forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases. The analyses indicate the rate risk embedded in the Bank’s portfolio at the dates indicated should all interest rates instantaneously rise or fall. The results of these changes are added to or subtracted from the base case; however, there are certain limitations to these types of analyses. Rate changes are rarely instantaneous and these analyses may also overstate the impact of short-term repricings. As a result of the historically low interest rate environment, the calculated effects of the 100 and 200 basis point downward shocks cannot absolutely reflect the risk to earnings and equity since the interest rates on certain balance sheet items have approached their minimums and therefore, it is not possible for the analyses to fully measure the true impact of these downward shocks.

(In thousands)
	Net Portfolio Value - Performance Summary
	As of December 31, 2016			As of December 31, 2015
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	102,546	(1,629)	(1.6)	82,588	(3,456)	(4.0)
+100	104,044	(130)	(0.1)	84,303	(1,741)	(2.0)
BASE	104,174	-	-	86,044	-	-
-100	105,408	1,233	1.2	89,085	(3,041)	3.5
-200	107,152	2,977	2.9	92,546	(6,502)	7.6

	Net Interest Income - Performance Summary
	Year ended December 31, 2016			Year ended December 31, 2015
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	25,588	976	4.0	21,502	545	2.6
+100	25,149	538	2.2	21,319	362	1.7
BASE	24,611	-	-	20,957	-	-
-100	23,956	(655)	(2.7)	20,653	(304)	(1.5)
-200	24,073	(538)	(2.2)	20,506	(451)	(2.2)

Impact of Inflation and Changing Prices

Patriot’s financial statements have been prepared in terms of historical dollars, without considering changes in relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, or disinflation, could significantly affect Patriot’s earnings in future periods.

ITEM 8. Financial Statements and Supplementary Data

The Financial Statements required by this item are presented in the order shown below, in ITEM 15:

-	Reports of Independent Registered Public Accounting Firms
-	Consolidated Balance Sheets as of December 31, 2016 and 2015
-	Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2016
-	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2016
-	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2016
-	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2016
-	Consolidated Supplemental Statements of Non-Cash Activity for each of the years in the three-year period ended December 31, 2016
-	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided below.

The following tables present the summarized quarterly results of operations (unaudited) to the Consolidated Financial Statements for each of the calendar years in the two-year period ended December 31, 2016:

(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
Interest and Dividend Income	$6,109	6,033	6,432	6,834
Interest expense	684	651	716	957
Net Interest Income	5,425	5,382	5,716	5,877
Provision for loan losses	-	1,959	355	150
Non-interest income	410	365	412	369
Non-interest expense	4,764	4,736	4,441	4,414
Income (loss) before income taxes	1,071	(948)	1,332	1,682
Provision (benefit) for Income Taxes	418	(366)	518	636
Net income (loss)	$653	(582)	814	1,045

Earnings (loss) per share
Basic(1)	$0.17	(0.15)	0.21	0.27
Diluted	$0.16	(0.15)	0.21	0.27

Weighted average shares outstanding - Basic	3,956,207	3,957,012	3,958,718	3,941,259
Weighted average shares outstanding - Diluted	3,988,686	3,957,012	3,958,718	3,941,542

2015:
Interest and Dividend Income	$5,748	6,119	6,109	5,765
Interest expense	671	671	665	683
Net Interest Income	5,077	5,448	5,444	5,082
Provision for loan losses	250	-	-	-
Non-interest income	394	450	362	345
Non-interest expense	4,731	4,759	4,753	4,608
Income before income taxes	490	1,139	1,053	819
Provision for Income Taxes	201	451	420	286
Net income	$289	688	633	533
		.
Earnings per share
Basic and diluted	$0.07	0.18	0.16	0.14

Weighted average shares outstanding - Basic	3,871,849	3,872,073	3,872,298	3,924,618
Weighted average shares outstanding - Diluted	3,889,744	3,893,166	3,906,920	3,924,618

(1)

The sum of Earnings (loss) per share - Basic of each of the quarters in the year ended December 31, 2016 does not agree to the amount of Basic earnings per share presented on the Consolidated Statement of Operations for the year ended December 31, 2016, due to the impact of rounding to the nearest cent on the amount of Earnings per share - Basic for the three months ended December 31, 2016 (i.e., the “Fourth Quarter”).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Patriot maintains disclosure controls and procedures that are designed to provide reasonable assurance that information that is required to be disclosed is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management’s judgment is required in evaluating controls and procedures.

As used herein, “disclosure controls and procedures” means controls and other procedures of Patriot that are designed to ensure that information required to be disclosed by Patriot in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and regulations. Patriot’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Continual evaluation of the effectiveness of its disclosure controls and procedures is performed by management, with the participation of Patriot’s Chief Executive Officer and Chief Financial Officer. As of December 31, 2016, the noted officers concluded that Patriot’s disclosure controls and procedures were not effective and functioning as designed, due to identification of a material weakness in the internal control process and procedures over the establishment of reserves against loan losses as disclosed in the Explanatory Note to Form 10-Q/A for the quarter ended June 30, 2016 that was filed with the SEC on November 14, 2016.

A system of internal controls is designed to provide reasonable assurance that management’s operating objectives, reliance on financial information and reports, and compliance with its mandated and stakeholder obligations are achieved. In implementing internal controls, management must consider constraints on resources and the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

Patriot’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in rules 13a-15(f) and 15d-15f under the Exchange Act. Patriot’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Patriot’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and deployment of its assets; provide reasonable assurance that transactions are recorded in a timely manner to enable the preparation of financial statements in accordance with U.S. GAAP; receipts and disbursements are made only in compliance with the authorizations established by management and policies instituted by its Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

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

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As aforementioned, management assessed the following control deficiency, which represents a material weakness at December 31, 2016.

The identified material weakness in disclosure controls and procedures and the system of internal control over financial reporting is related to the process for establishing the allowance for loan losses. Specifically, effective controls were not maintained over (i) the recording, monitoring and valuation of eligible collateral when calculating specific reserves on impaired loans; and (ii) the development and monitoring of qualitative factors used in calculating the general component of the loan loss reserve, in accordance with the approved allowance for loan losses policy.

In response to the identified material weakness, management implemented changes to its disclosure controls and procedures and its system of internal control over financial reporting in the quarter ended December 31, 2016, including changes to the process and procedures for establishing allowances for loan losses and enhancements to create a more robust review process. Other implemented enhancements include strengthened controls over the monitoring and valuation of collateral related to loans deemed to be impaired and for which specific reserves have been established.

The material weakness identified will not be considered rectified until the aforementioned actions taken and changes implemented have had a sufficient period of time to take effect and produce a transactional population against which testing may be performed and provide a reasonable basis to observe the effectiveness of the applicable controls.

During the quarter ended December 31, 2016 and continuing to the filing of Form 10-K, management began and continues to test the actions taken and changes implemented to its disclosure controls and procedures and system of internal controls over financial reporting with respect to the aforementioned material weakness. Management notes that nothing has come to its attention from the results of its testing or from observations related thereto that would indicate that the actions taken and changes implemented have not remedied the described material weakness. However, until a sufficient period of testing is performed, management will not conclude that the corrective actions taken and changes implemented are effective.

Other than the item mentioned in Disclosure Controls and Procedures above, no other changes in Patriot’s internal controls over financial reporting have been deemed necessary or occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the system of internal controls over financial reporting.

In accordance with the rules and regulations of the SEC, management’s report on the design and effectiveness of Patriot’s system of internal controls over financial reporting is not subject to attestation by Patriot’s independent registered public accounting firm. The SEC rules and regulations applicable to Patriot only require a report by management. Accordingly, this annual report filed on Form 10-K for the year ended December 31, 2016 does not include an opinion by Patriot’s independent registered public accounting firm regarding management’s system of internal controls over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement or information statement for its 2017 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2016.

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

ITEM 11. Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2016.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement, to be filed within 120 days following December 31, 2016.

The table below provides information as of December 31, 2016, with respect to the compensation plan under which equity securities of the Company are authorized for issuance to directors, officers or employees.

Plan Category	Number of common shares to be issued upon vesting of restricted shares	Weighted average grant date fair value	Number of common shares available for issuance under the Plan excluding unvested shares

Equity compensation plans approved by security holders	35,264	$12.84	2,885,516

Equity compensation plans not approved by security holders	-	-	-

Total	35,264	$12.84	2,885,516

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2016.

ITEM 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2016.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibits
No.	Description
3(i)(C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc.(incorporated by reference to Exhibit 3(i) to the Company’s Current Report Form 8-K dated October 21, 2010)

3(ii)

Amended and Restated By-laws of Patriot National Bancorp Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599))

10(a)(2)	2012 Stock Plan of Patriot National Bancorp Inc. (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011)

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Patriot National Bancorp, Inc.

Stamford, CT

We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Philadelphia, Pennsylvania

March 31, 2017

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and foreach of the BDO Member Firms.

KPMG LLP
Stamford Square
3001 Summer Street
Stamford, CT 06905-4317

Report of Independent Registered Public Accounting Firm

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Patriot National Bancorp, Inc. and subsidiary for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Stamford, Connecticut
March 31, 2015

KPMG LLP is a Delaware limited liability partnership and the U.S. member firm of the KPMG network of independent member firms affiliated with KPMG International Cooperative ("KPMG International"), a Swiss entity.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015

	December 31,
(In thousands, except share amounts)	2016	2015

ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$2,596	2,588
Interest bearing deposits	89,693	82,812
Total cash and cash equivalents	92,289	85,400
Investment securities:
Available-for-sale securities, at fair value	24,428	29,377
Other Investments, at cost	4,450	4,450
Total investment securities	28,878	33,827

Federal Reserve Bank stock, at cost	2,109	2,075
Federal Home Loan Bank stock, at cost	5,609	6,570
Loans receivable (net of allowance for loan losses: 2016: $4,675, 2015: $5,242)	576,982	479,127
Accrued interest and dividends receivable	2,726	2,010
Premises and equipment, net	32,759	29,421
Other real estate owned	851	-
Deferred tax asset	12,632	13,763
Other assets	1,819	1,162
Total assets	$756,654	653,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing deposits	$76,772	85,797
Interest bearing deposits	452,552	358,868
Total deposits	529,324	444,665

Federal Home Loan Bank and correspondent bank borrowings	138,000	132,000
Senior notes, net	11,628	-
Junior subordinated debt owed to unconsolidated trust	8,079	8,072
Note Payable	1,769	1,954
Advances from borrowers for taxes and insurance	2,676	2,367
Accrued expenses and other liabilities	2,608	2,833
Total liabilities	694,084	591,891

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2016: 3,965,538 shares issued; 3,891,897 shares outstanding. 2015: 3,957,377 shares issued; 3,956,207 shares outstanding	40	40
Additional paid-in capital	106,729	106,568
Accumulated deficit	(42,902)	(44,832)
Less: Treasury stock, at cost: 2016 and 2015, 73,641 and 1,170 shares, respectively	(1,177)	(160)
Accumulated other comprehensive loss	(120)	(152)
Total shareholders' equity	62,570	61,464
Total liabilities and shareholders' equity	$756,654	653,355

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2016, 2015, and 2014

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014

Interest and Dividend Income
Interest and fees on loans	$24,391	22,879	19,601
Interest on investment securities	544	473	528
Dividends on investment securities	353	287	172
Other interest income	120	102	67
Total interest and dividend income	25,408	23,741	20,368

Interest Expense
Interest on deposits	2,242	2,016	2,364
Interest on Federal Home Loan Bank borrowings	371	368	181
Interest on senior debt	25	-	-
Interest on subordinated debt	334	294	425
Interest on note payable	36	12	-
Total interest expense	3,008	2,690	2,970

Net interest income	22,400	21,051	17,398

Provision for Loan Losses	2,464	250	-

Net interest income after provision for loan losses	19,936	20,801	17,398

Non-interest Income
Loan application, inspection and processing fees	180	185	239
Deposit fees and service charges	600	612	896
Earnings on cash surrender value of bank owned life insurance	-	-	439
Rental Income	414	402	355
Other income (loss)	362	352	(97)
Total non-interest income	1,556	1,551	1,832

Non-interest Expense
Salaries and benefits	9,489	9,247	8,097
Occupancy and equipment expense	3,110	3,462	3,556
Data processing expense	939	1,226	1,115
Professional and other outside services	1,747	1,656	2,312
Advertising and promotional expense	394	591	252
Loan administration and processing expense	54	50	65
Regulatory assessments	603	603	879
Insurance expense	222	304	349
Material and communications	402	427	376
Other operating expense	1,395	1,285	1,270
Total non-interest expense	18,355	18,851	18,271

Income before income taxes	3,137	3,501	959

Expense (benefit) for Income Taxes	1,207	1,358	(14,750)

Net income	$1,930	2,143	15,709

Basic earnings per share(1)	$0.49	0.55	4.08
Diluted earnings per share(1)	$0.49	0.55	4.05

(1)	On March 4, 2015, the Company effected a 1-for-10 reverse stock split. Basic and diluted earnings per share as of and for the year ended December 31, 2014 have been restated for the effects thereof.

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2016, 2015, and 2014

(In thousands)	Year Ended December 31,
	2016	2015	2014

Net income	$1,930	2,143	15,709
Other comprehensive income
Unrealized holding gains on securities, net of taxes of $20, $80, and $176 for the years ended December 31, 2016, 2015, and 2014, respectively	32	125	910
Total other comprehensive income	32	125	910
Comprehensive income	$1,962	2,268	16,619

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2016, 2015 and 2014

(In thousands, except shares)	Number of Shares(1)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2013	3,901,660	$32	105,840	(62,684)	(160)	(1,187)	41,841
Comprehensive income:
Net income				15,709			15,709
Unrealized holding gain on available-for-sale securities, net of tax						910	910
Total comprehensive income							16,619
Share-based compensation expense			275				275
Issuance of restricted stock	22,532	7	(7)				-
Balance, at December 31, 2014	3,924,192	39	106,108	(46,975)	(160)	(277)	58,735
Comprehensive income:
Net income				2,143			2,143
Unrealized holding gain on available-for-sale securities, net of tax						125	125
Total comprehensive income							2,268
Share-based compensation expense			461				461
Issuance of restricted stock	32,015	1	(1)				-
Balance, at December 31, 2015	3,956,207	40	106,568	(44,832)	(160)	(152)	61,464
Comprehensive income:
Net income				1,930			1,930
Unrealized holding gain on available-for-sale securities, net of tax						32	32
Total comprehensive income							1,962
Purchase of treasury stock	(72,471)				(1,017)		(1,017)
Share-based compensation expense			161				161
Issuance of restricted stock	8,161						-
Balance, at December 31, 2016	3,891,897	$40	106,729	(42,902)	(1,177)	(120)	62,570

(1)

On March 4, 2015, the Company affected a 1-for-10 reverse stock split. Shares outstanding at and issued during the years ended December 31, 2014 and 2013 have been restated for the effects thereof, as applicable.

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015, and 2014

	Year Ended December 31,
(In thousands)	2016	2015	2014

Cash Flows from Operating Activities:
Net income	$1,930	2,143	15,709
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	131	188	238
Amortization and accretion of purchase loan premiums and discounts, net to loans	219	218	(883)
Amortization of debt issuance costs	9	7	6
Provision for loan losses	2,464	250	-
Loss on disposal of fixed assets	-	133	-
Earnings on cash surrender value of life insurance	-	-	(439)
Liquidation of cash surrender value of life insurance	-	-	22,464
Depreciation and amortization	1,209	1,039	1,085
(Gain) loss on other real estate owned	(11)	-	4
Share-based compensation	161	461	275
Deferred income taxes	1,111	1,083	(14,750)
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(716)	(92)	(352)
(Increase) decrease in other assets	(657)	18	481
(Decrease) increase in accrued expenses and other liabilities	(1,325)	225	(1,353)
Net cash provided by operating activities	4,525	5,673	22,485

Cash Flows from Investing Activities:
Proceeds received from repayments on available-for-sale securities	7,870	6,322	4,515
Purchases of available-for-sale securities	(3,000)	(2,000)	-
Purchases of Federal Reserve Bank stock	(34)	(17)	(614)
Redemptions (purchases) of Federal Home Loan Bank stock	961	58	(2,485)
Net originations of loans receivable	(49,373)	(7,611)	(26,058)
Purchase of loan pools receivable	(52,005)	-	(26,895)
Purchase of other real estate owned	-	-	(264)
Proceeds from sale of other real estate owned	-	-	260
Purchase of premises and equipment	(3,529)	(6,236)	(8,381)
Net cash used in investing activities	(99,110)	(9,484)	(59,922)

Cash Flows from Financing Activities:
Increase in deposits, net	84,659	4,014	12,829
Proceeds from FHLB and correspondent bank borrowings	6,000	12,000	63,000
Proceeds from issuance of senior notes, net	11,708	-	-
Principal repayments of note payable	(185)	(61)	-
Increase in advances from borrowers for taxes and insurance	309	-	-
Purchases of treasury stock	(1,017)	-	-
Net cash provided by financing activities	101,474	15,953	75,829

Net increase in cash and cash equivalents	6,889	12,142	38,392

Cash and cash equivalents at beginning of year	85,400	73,258	34,866

Cash and cash equivalents at end of year	$92,289	85,400	73,258

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,413	2,325	4,191
Cash paid for income taxes	$360	3	3

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED SUPPLEMENTAL STATEMENTS OF NON-CASH ACTIVITY
Years Ended December 31, 2016, 2015, and 2014

	Year Ended December 31,
(In thousands)	2016	2015	2014

Purchase of premises and equipment	$1,018	2,000	-
Increase in notes payable	-	(2,000)	-
Increase in accrued expense and other liabilities	(1,018)	-	-
	$-	-	-

Transfers of loans receivable to other real estate owned	$840	-	-

Increase in debt issuance costs	$82	-	-
Increase in accrued expense and other liabilities	(82)	-	-
	$-	-	-

See Accompanying Notes to Consolidated Financial Statements.

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

Patriot National Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company that was organized in 1999. Patriot Bank, N.A. (the "Bank") (collectively, “Patriot”) is a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, seven branch offices in Connecticut and two branch offices in New York. The Bank's customers are concentrated in Fairfield and New Haven Counties in Connecticut and Westchester County in New York.

On March 11, 2003, the Company formed Patriot National Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company, and on March 26, 2003, the first series of trust preferred securities were issued. In accordance with accounting principles generally accepted in the United States of America (“US GAAP”), the Trust is not included in the Company’s Consolidated Financial Statements.

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the analysis and valuation of its investment securities, and the valuation of deferred tax assets as certain of Patriot’s more significant accounting policies and estimates, in that they are critical to the presentation of Patriot’s financial condition and results of operations. As they concern matters that are inherently uncertain, these estimates require management to make subjective and complex judgments in the preparation of Patriot’s Consolidated Financial Statements.

These and other of Patriot’s significant accounting policies are summarized below.

Summary of Significant Accounting Policies

Principles of consolidation and basis of financial statement presentation

The Consolidated Financial Statements include the accounts of Patriot, and the Bank's wholly owned subsidiaries, PinPat Acquisition Corporation and ABC HOLD Co, LLC, (inactive) and have been prepared in conformity with US GAAP. All significant intercompany balances and transactions have been eliminated.

On March 4, 2015, the Company effected a 1-for-10 reverse stock split. All common stock data included in these financial statements for the year ended December 31, 2014 have been restated to give effect to the reverse stock split.

Patriot has implemented Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest, which among other requirements that have not had a significant impact on the Consolidated Financial Statements, requires unamortized debt issuance costs to be deducted from the face amount of the related borrowing presented on the Consolidated Balance Sheet. As such, debt issuance costs included in other assets on the Consolidated Balance Sheet as of December 31, 2015 have been reclassified as a reduction of the face amount of the related borrowing included in liabilities. Additionally, certain other prior period amounts have been reclassified to conform to the current year’s presentation.

Cash and cash equivalents

Patriot considers all short-term, highly liquid investments purchased with an original maturity of three months or less or within three months of maturity to be cash equivalents. Cash and due from banks, federal funds sold, and short-term investments are recognized as cash equivalents in the Consolidated Balance Sheets.

Patriot maintains amounts due from banks which, at times, may exceed federally insured limits. Patriot has not experienced any losses from such concentrations.

Federal Reserve Bank and Federal Home Loan Bank stock

The Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLB”), as collateral, in an amount equal to a percentage of its outstanding mortgage loans and loans secured by residential properties, including mortgage-backed securities. Additionally, the Bank is required to maintain an investment in the capital stock of the Federal Reserve Bank (“FRB”), as collateral, in an amount equal to one percent of six percent of the Bank’s total equity capital as per its latest Report of Condition (“Call Report”) filed with the Federal Deposit Insurance Corporation. The FRB requires that one-half of the investment in its stock be funded currently, with the remaining amount subject to call when deemed necessary by the FRB Board of Governors.

Shares in the FHLB and FRB are purchased and redeemed based upon their $100 par value. The stocks are non-marketable equity securities, and as such, are considered restricted securities that are carried at cost, and evaluated for impairment in accordance with relevant accounting guidance. In accordance with this guidance, the stocks’ values are determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as: (a) the significance of any decline in net assets of the FHLB or FRB, as applicable, compared to its capital stock amount, and the length of time this situation has persisted; (b) commitments by either the FHLB or FRB to make payments required by law or regulation and the level of such payments in relation to their operating performance; (c) the potential impact of any legislative or regulatory changes; and (d) the regulatory capital ratios and liquidity position of the FHLB or FRB, as applicable.

Included in the Bank’s investment portfolio are shares in the FHLB and FRB of $7.7 million and $8.6 million as of December 31, 2016 and 2015, respectively. Management has evaluated its investment in the capital stock of the FHLB and FRB for impairment, based on the aforementioned criteria, and has determined that as of December 31, 2016 and 2015 there is no impairment of its investment in either the FHLB or FRB.

Investment Securities

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

Debt securities, if any, that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. “Trading” securities, if any, are carried at fair value with unrealized gains and losses recognized in earnings. Securities classified as “available-for-sale” are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes. Purchase premiums and discounts are recognized in interest income using the interest method of accounting, in order to achieve a constant effective yield over the contractual term of the securities.

Patriot conducts a quarterly review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is an other-than-temporary impairment (“OTTI”). Our evaluation of OTTI considers the duration and severity of the impairment, our intent to hold the securities, whether or not we will be required to sell the securities, and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. If such decline is deemed to be an OTTI, the security is written down to its fair value, which becomes its new cost basis, and the resulting loss is charged to earnings as a component of non-interest income. Other than the credit loss portion, OTTI on a debt security that we have the intent and ability to hold until recovery of its amortized cost is recognized in other comprehensive income/loss, net of applicable taxes. The credit loss portion of OTTI (i.e., any losses resulting from an inability to collect on the instrument) is charged against earnings.

Security transactions are recorded on the trade date. Realized gains and losses on the sale of securities are determined using the specific identification method, recorded on the trade date, and reported in non-interest income for the period.

At December 31, 2016 and 2015, the Bank’s investment portfolio includes a $4.5 million investment in the Solomon Hess SBA Loan Fund (“SBA Fund”). The Bank uses this investment to satisfy its Community Reinvestment Act lending requirements. At December 31, 2016 and 2015, the investment in the SBA Fund is reported in the Consolidated Balance Sheets at cost, which management believes approximates fair value.

Loans receivable

Loans that Patriot has the intent and ability to hold until maturity or for the foreseeable future generally are reported at their outstanding unpaid principal balances adjusted for unearned income, an allowance for loan losses, if any, and any unamortized discount, premium and deferred fees.

Interest income is accrued based on unpaid principal balances. Loan application fees are reported as non-interest income, while other certain direct origination costs, or for purchased loans, any discounts or premiums are deferred and amortized to interest income as a level yield adjustment over the respective term of the loan.

Loans are placed on non-accrual status or charged off when collection of principal or interest is considered doubtful. The accrual of interest on loans is discontinued no later than when the loan is 90 days past due for payment, unless the loan is well secured and in process of collection. Consumer installment loans are typically charged off no later than when they become 180 days past due. Past due status is based on the contractual terms of the loan.

Accrued uncollected interest income on loans that are placed on non-accrual status or have been charged off is reversed against interest income. Interest income on such non-performing loans is accounted for on the cash-basis of accounting until qualifying for return to accrual status. Any cash received on non-accrual or charged off loans is first applied against unpaid and past-due principal and then to interest, unless the loan is in a cure period. If in a cure period, and management believes there will be a loss, cash receipts are applied to principal until the balance at risk and collateral value, if any, is equal to the amount management believes will ultimately be collected. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Patriot’s real estate loans are collateralized by real estate located principally in Fairfield and New Haven Counties in Connecticut and Westchester County, New York. Accordingly, the ultimate collectability of a substantial portion of Patriot’s loan portfolio is susceptible to regional real estate market conditions.

A loan is considered impaired when, based on current information and events, it is probable that Patriot will be unable to collect the scheduled payments of principal or interest when due, according to the loan’s contractual terms. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration the circumstances contributing to the borrower’s loan performance issues, including the length of the delay, the reasons for the delay, the borrower’s prior payment history, and the amount of the shortfall in relation to the principal and interest owed. For commercial and real estate loans, impairment is measured for each individual loan based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or, for collateral dependent loans, the fair value of the collateral.

Impaired loans also include loans modified in troubled debt restructurings (“TDR”), where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. TDRs are generally placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated compliance with the restructured terms of the loan agreement and have performed for a minimum of six months.

Lower balance lending arrangements, such as consumer installment loans, are evaluated for impairment by pooling the loans into homogenous groupings. Accordingly, Patriot does not separately identify individual consumer installment loans for impairment, unless such loans are individually evaluated for impairment due to financial difficulties of the borrower.

Allowance for loan losses

The allowance for loan losses (“ALL”) is regularly evaluated by management, based upon the nature and volume of the loan portfolio, periodic review of loan collectability using historical experience rates, adverse situations potentially affecting individual borrowers’ ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions on overall segments of the loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The non-specific ALL by loan segment is calculated using a systematic methodology, consisting of a quantitative and qualitative analytical component, applied on a quarterly basis to homogeneous loans. The model is comprised of six distinct loan portfolio segments: Commercial Real Estate, Residential Real Estate, Commercial and Industrial, Consumer and Other, Construction, and Construction to Permanent – Commercial Real Estate (“Construction to permanent – CRE”).

Management monitors a distinct set of risk characteristics for each loan segment. Additionally, management assesses and monitors risk and performance on a disaggregated basis, including an internal risk rating system for loans included in the Commercial loan segment and analyzing the type of collateral, lien position, and loan-to-value (i.e., LTV) ratio for loans included in the Consumer loan segment.

Management’s ALL process first applies historical loss rates to pools of loans with homogeneous risk characteristics. Loss rates are calculated by historical charge-off rates that have occurred within each pool of homogenous loans over its loss emergence period (“LEP”). The LEP is an estimate of the average amount of time from the point at which a loan loss is incurred to the point in time at which the loan loss is confirmed. In general, the LEP will be shorter in an economic slowdown or recession and longer during times of economic stability or growth, when adverse conditions are not generally applicable across a class of borrowers and individual customers are better able to manage deteriorating conditions.

Another key assumption is the look-back period (“LBP”), which represents the historical data period utilized to calculate loss rates. A three-year LBP is used for each loan segment, in order to capture relevant historical data believed to reflect losses inherent in the loan segment portfolios.

After considering the historic loss calculations, management applies additional qualitative adjustments to the ALL to reflect the inherent risk of loss that exists in the loan portfolio at the balance sheet date. Qualitative adjustments are made based upon changes in economic conditions, loan portfolio and asset quality data, and credit process changes, such as credit policies or underwriting standards. Evaluation of the ALL requires considerable judgment, in order to adequately estimate and provide for the risk of loss inherent in the loan portfolio segments.

Qualitative adjustments are aggregated into the nine categories described in the Interagency Policy Statement (“Interagency Statement”) issued by the bank regulators. Within the statement, the following qualitative factors are considered:

●	Changes in lending policies and procedures, including underwriting standards, collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
●	Changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments;
●	Changes in the nature and volume of the loan portfolio and terms of loans;
●	Changes in the experience, ability and depth of lending management and staff;
●	Changes in the volume and loss severity of past due loans, the volume of non-accrual loans, and the volume and loss severity of adversely classified or graded loans;
●	Changes in the quality of the loan review system;
●	Changes in the value of the underlying collateral for collateral-dependent loans;
●	The existence and effect of any concentrations of credit and changes in the level of such concentrations; and
●	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our current loan portfolio.

Patriot provides for loan losses by consistently applying the documented ALL methodology. Loan losses increase and recoveries are credited to the ALL. Additions to the ALL are charged against income, based on various factors which, in management’s judgment, deserve current recognition in estimating probable losses. Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, Patriot will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less costs to sell, for collateral dependent loans. Subsequent recoveries, if any, are credited to the ALL. Patriot regularly reviews the loan portfolio and makes adjustments for loan losses, in order to maintain the allowance for loan losses in accordance with US GAAP. The allowance for loan losses consists primarily of the following three components:

(1)

Allowances are established for impaired loans (generally defined by Patriot as non-accrual loans, troubled debt restructured loans, and loans that were previously classified as troubled debt restructurings but have been upgraded). The amount of impairment provided as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value, less estimated costs to sell, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no discounted cash flow or collateral deficiency, if applicable, are not considered for general valuation allowances described below.

(2)

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into homogeneous risk characteristics, primarily loan type and, if collateral dependent, LTV ratio. Management applies an estimated loss rate to each pool of homogeneous loans. The loss rates applied are based on Patriot’s three-year loss LBP adjusted, as appropriate, for the factors discussed above. The evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions. Actual loan losses may be more or less than the ALL management established which could have an effect on Patriot’s financial results.

In addition, a risk rating system is utilized to evaluate the general component of the ALL. Under this system, management assigns risk ratings between one and eleven. Risk ratings are assigned based upon the recommendation of the credit analyst and the originating loan officer. The risk ratings are reviewed and confirmed by the management loan committee of the Board of Directors (the “Loan Committee”). Risk ratings are established at the initiation of transactions and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and the Loan Committee.

(3)

An unallocated component is maintained in the ALL to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies applied to estimating specific and general losses in the loan portfolio.

In underwriting a loan secured by real property, a property appraisal is required to be performed by an independent licensed appraiser that has been approved by Patriot’s Board of Directors. Appraisals are subject to review by independent third parties hired by Patriot. All appraisals are reviewed by qualified independent parties to the firm preparing the appraisals. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. Additionally, Management reviews and inspects properties before disbursing funds, during the term of a construction loan.

While Patriot uses the best information available to evaluate the ALL, future adjustments to the ALL may be necessary if conditions differ or substantially change from the information used in making the evaluation. In addition, as an integral part of its regulatory examination process, the Office of the Comptroller of the Currency (the "OCC") will periodically review the ALL. The OCC may require Patriot to adjust the ALL based on its analysis of information available at the time of its examination.

Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Patriot -- put presumptively beyond the reach of Patriot and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for Patriot, and (3) Patriot does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates it to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Other real estate owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. In addition, when Patriot acquires other real estate owned (“OREO”), it obtains a current appraisal to substantiate the net carrying value of the asset. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the results of operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in non-interest expenses upon disposal.

Write-downs of foreclosed properties that are required upon transfer to OREO are charged to the ALL. Thereafter, an allowance for OREO losses is established for any further declines in the property’s value. These losses are included in non-interest expenses in the Consolidated Statements of Operations.

At December 31, 2015, there was no OREO presented in the Consolidated Balance Sheet. There was one residential real estate loan in the process of foreclosure that had a carrying value of $363,000. At December 31, 2016, OREO aggregated $851,000.

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

Impairment of assets

Long-lived assets, which are held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to non-interest expense.

Income taxes

Patriot recognizes income taxes under the asset and liability method. Under this method, net deferred taxes are recognized for the estimated tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and loss carry forwards. Deferred tax assets (“DTA”s) and liabilities (“DTL”s) are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on DTAs and DTLs of a change in tax rates is recognized in income in the period that includes the enactment date.

In certain circumstances DTAs are subject to reduction by a valuation allowance. A valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited to the deferred tax component of the income tax provision or benefit.

Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. When comparing 2016 and 2015 to prior periods, management noted improvements in the results of operations, forecasted future period taxable income, the overall quality of the loan portfolio, continued efforts to reduce and control operating expenses, and net operating loss carry-forwards that do not begin to expire until the year 2029. Based upon this evidence, management concluded it appropriate to reverse the 2014 and prior years’ valuation allowance at the end of 2015 and, as of December 31, 2015, only a minimal valuation allowance of $0.6 million remained in relation to a capital loss carryover of the same amount. In 2016, the capital loss carryover expired and both the capital loss carryover and the related valuation allowance have been removed from the Consolidated Financial Statements.

Management will continue to evaluate its ability to realize the net deferred tax asset. Future evidence may indicate that it is more likely than not that a portion of the net deferred tax asset will not be realized at which point the valuation allowance may need to be increased.

Patriot had a net deferred tax asset of $12.6 million at December 31, 2016 as compared to a net deferred tax asset of $13.8 million at December 31, 2015.

Unrecognized tax benefits

Patriot recognizes a benefit from its tax positions only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

Patriot’s returns for tax years 2013 through 2015 are subject to examination by the Internal Revenue Service (“IRS”) for U.S. Federal tax purposes and, for State tax purposes, by the Department of Revenue Services for the State of Connecticut and the State of New York Department of Taxation and Finance.

At December 31, 2016 and 2105, there are no uncertain tax positions recognized in the Consolidated Financial Statements. Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.

Earnings per share

Basic earnings per share represents earnings accruing to common shareholders and are computed by dividing net income by the weighted-average number of common shares outstanding.

Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive securities had been converted to common stock, as well as any adjustments to earnings resulting from the assumed conversion, unless such effect is anti-dilutive. Potential common shares that may be issued by Patriot include any unvested restricted stock awards, stock options, and stock warrants and are determined using the treasury stock method.

Common stock shares held in treasury are not included in shares outstanding for purposes of computing basic or diluted earnings per share.

Share-based compensation plan

Incentive and compensatory share-based compensation granted to employees is accounted for at the grant date fair value of the award and recognized in the results of operations as compensation expense with an off-setting entry to equity on a straight-line basis over the required service period, which is the vesting period. Non-employee members of the Board of Directors are treated as employees for any share-based compensation granted in exchange for their service on the Board of Directors.

Patriot does not currently have, nor has it had in the past, any grants of share-based compensation to non-employees. However, should such awards exist in the future, the value of the goods or services received shall be measured at the grant date fair value of the award or the goods or services to be received, if determined to be a more reliable measurement of fair value. A liability will be recognized for the award, which will periodically be adjusted to reflect the then current fair value, and compensation expense will be recognized over the requisite period during which the goods or services are received, so that the fair value at the date of settlement is the compensation expense recognized.

The Compensation Committee of the Board of Directors establishes terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants generally vest in quarterly or annual installments over a three, four or five year period from the date of grant. All restricted stock awards are non- participating grants.

Treasury Stock

Common stock purchased and held in treasury is recorded at cost.

Comprehensive income

Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of shareholders' equity in the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income.

Segment reporting

Patriot’s only business segment is Community Banking. During the years ended December 31, 2016, 2015 and 2014, this segment represented all the revenues and income of Patriot.

Fair value

Patriot uses fair value measurements to record adjustments to the carrying amounts of certain assets and liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in certain instances, there are no quoted market prices for certain assets or liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate sale or settlement of the asset or liability, respectively.

Provided in these notes to the Consolidated Financial Statements is a detailed summary of Patriot’s application of fair value measurements and the effect on the assets and liabilities presented in the Consolidated Financial Statements.

Advertising Costs

Patriot's policy is to expense advertising costs in the period in which they are incurred.

Recently Issued Accounting Standards Updates

ASU 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This update will replace all current U.S. GAAP related to revenue recognition and will eliminate all industry-specific guidance. During 2016, the update was further clarified by ASU 2016-08, Revenue from Contracts with Customers: Principle versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. In July 2015, the FASB affirmed its proposal to defer the effective date of this new standard. As a result, public companies will apply the new revenue standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Management continues to assess the impact that this guidance may have on its Consolidated Financial Statements with respect to new transactions entered into through the course of normal operations. Except for additional disclosures that are required, management has determined that ASU 2014-09 will not have a material impact on its financial condition or results of operations with respect to its normal and customary operations, but continues to monitor potential impacts that may occur as it explores additional transactions and opportunities.

ASU 2016-01

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall. ASU 2016-01 requires equity investments, excluding equity investments that are consolidated or accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income. The ASU simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and a measurement of the investment at fair value only when impairment is qualitatively identified to exist. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. Management is currently assessing the potential impact ASU 2016-01 will have on its financial statements, but does not expect a material impact on its financial condition or results of operations.

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU increases transparency and comparability among organizations by requiring the recognition of leased assets and lease liabilities on the balance sheet, and the disclosure of key information about leasing arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the new standard on its Consolidated Financial Statements.

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU changes the methodology for measuring credit losses on financial instruments measured at amortized cost to a current expected loss (“CECL”) model. Under the CECL model, entities will estimate credit losses over the entire contractual term of a financial instrument from the date of initial recognition of the instrument. The ASU also changes the existing impairment model for available-for-sale debt securities. In cases where there is neither the intent nor a more-likely-than-not requirement to sell the debt security, an entity will record credit losses as an allowance rather than a direct write-down of the amortized cost basis. Additionally, ASU 2016-13 notes that credit losses related to available-for-sale debt securities and purchased credit impaired loans should be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.

ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the classification of certain specific transactions presented on the Statement of Cash Flows, in order to improve consistency across entities. Debt prepayment or extinguishment, debt-instrument settlement, contingent consideration payments post-business combination, and beneficial interests in securitization transactions are specific items addressed by this ASU that may affect Patriot. Additionally, the ASU codifies the predominance principle for classifying separately identifiable cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The purpose of the standard is to improve consistency and comparability among companies with respect to the reporting of changes in restricted cash and cash equivalents on the Statement of Cash Flows. The ASU requires the Statement of Cash Flows to include all changes in total cash and cash equivalents, including restricted amounts, and to the extent restricted cash and cash equivalents are presented in separate line items on the Balance Sheet, disclosure reconciling the change in total cash and cash equivalents to the amounts shown on the Balance Sheet are required. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. As of December 31, 2016 and 2015, Patriot does not have restricted cash and cash equivalents separately disclosed on its Balance Sheet. In the future, if Patriot’s activities warrant presenting separate line items on its Balance Sheet for restricted cash and cash equivalents, management does not envision any difficulties implementing the requirements of ASU 2016-18, as applicable.

2017 Accounting Standard Updates

The FASB has issued a number of ASUs during the 2017 year-to-date, none of which are applicable to Patriot’s Consolidated Financial Statements.

Note 2.	Restrictions on Cash and Due from Banks

At December 31, 2016 and 2015, Patriot was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes for its transaction accounts and non-personal time deposits.

Note 3.	Available-for-sale securities

At December 31, 2016 and 2015, the amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of available-for-sale securities was as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
U. S. Government agency mortgage-backed securities	$10,624	9	192	10,441
Corporate bonds	9,000	-	39	8,961
Subordinated Notes	5,000	26	-	5,026
	$24,624	35	231	24,428

December 31, 2015:
U. S. Government agency mortgage-backed securities	$13,625	-	212	13,413
Corporate bonds	9,000	71	61	9,010
U. S. Government agency bonds	5,000	-	46	4,954
Subordinated Notes	2,000	-	-	2,000
	$29,625	71	319	29,377

The following table presents available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of December 31, 2016 and 2015:

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2016:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agency mortgage-backed securities	$5,969	144	3,356	48	9,325	192
Corporate bonds	-	-	5,961	39	5,961	39
	$5,969	144	9,317	87	15,286	231

December 31, 2015:
U. S. Government agency bonds	$4,954	46	-	-	4,954	46
U. S. Government agency mortgage-backed securities	2,863	42	10,550	170	13,413	212
Corporate bonds	-	-	5,939	61	5,939	61
	$7,817	88	16,489	231	24,306	319

At December 31, 2016 and 2015, seven out of twelve and nine out of eleven available-for-sale securities had unrealized losses with an aggregate depreciation of 1.5% and 1.3% from amortized cost, respectively.

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute an OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of December 31, 2016.

At December 31, 2016 and 2015, available-for-sale securities of $4.2 million and $5.5 million, respectively, were pledged to the FRB of New York, primarily to secure municipal deposits.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at December 31, 2016. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
December 31, 2016:	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
Corporate bonds	$9,000	-	-	9,000	8,961	-	-	8,961
Subordinated Notes	1,000	4,000	-	5,000	1,026	4,000	-	5,026
Available-for-sale securities with single maturity dates	10,000	4,000	-	14,000	9,987	4,000	-	13,987
U. S. Government agency mortgage-backed securities	-	2,132	8,492	10,624	-	2,106	8,335	10,441
	$10,000	6,132	8,492	24,624	9,987	6,106	8,335	24,428

December 31, 2015:
Corporate bonds	$-	9,000	-	9,000	-	9,010	-	9,010
U. S. Government agency bonds	-	5,000	-	5,000	-	4,954	-	4,954
Subordinated Notes	-	2,000	-	2,000	-	2,000	-	2,000
Available-for-sale securities with single maturity dates	-	16,000	-	16,000	-	15,964	-	15,964
U. S. Government agency mortgage-backed securities	-	2,905	10,720	13,625	-	2,863	10,550	13,413
	$-	18,905	10,720	29,625	-	18,827	10,550	29,377

Note 4.	Loan Receivables and Allowance for Loan Losses

As of December 31, 2016 and 2015, loans receivable, net, consists of the following:

(In thousands)
	As of December 31,
Loan portfolio segment:	2016	2015
Commercial Real Estate	$271,229	245,828
Residential Real Estate	86,514	110,837
Commercial and Industrial	60,977	59,752
Consumer and Other	101,449	47,521
Construction	53,895	15,551
Construction to permanent - CRE	7,593	4,880
Loans receivable, gross	581,657	484,369
Allowance for loan losses	(4,675)	(5,242)
Loans receivable, net	$576,982	479,127

Patriot's lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County in New York, and the five Boroughs of New York City. Patriot originates commercial real estate loans, commercial business loans, residential real estate loans, a variety of consumer loans, and construction loans. All commercial and residential real estate loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

Patriot has established credit policies applicable to each type of lending activity in which it engages and evaluates the creditworthiness of each borrower. Unless extenuating circumstances exist, Patriot limits the extension of credit on commercial real estate loans to 75% of the market value of the underlying collateral. Patriot’s loan origination policy for multi–family residential real estate is limited to 80% of the market value of the underlying collateral. In the case of construction loans, the maximum loan-to-value is 75% of the “as completed” appraised value of the real estate project. Management monitors the appraised value of collateral on an on-going basis and additional collateral is requested when warranted. Real estate is the primary form of collateral, although other forms of collateral do exist and may include such assets as accounts receivable, inventory, marketable securities, time deposits, and other business assets.

Risk characteristics of the Company’s portfolio classes include the following

Commercial Real Estate Loans

In underwriting commercial real estate loans, Patriot evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loans. Repayment of such loans may be negatively impacted should the borrower default, the value of the property collateralizing the loan substantially decline, or there are declines in general economic conditions. Where the owner occupies the property, Patriot also evaluates the business’ ability to repay the loan on a timely basis and may require personal guarantees, lease assignments, and/or the guarantee of the operating company.

Residential Real Estate Loans

The Bank provides both closed-end and revolving home equity loans. In 2013, Patriot discontinued offering primary mortgages on personal residences. Repayment of residential real estate loans may be negatively impacted should the borrower have financial difficulties, should there be a significant decline in the value of the property securing the loan, or should there be declines in general economic conditions.

Commercial and Industrial Loans

Patriot’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are generally for the financing of accounts receivable, purchases of inventory, purchases of new or used equipment, or for other short- or long-term working capital purposes. These loans are generally secured by business assets, but are also occasionally offered on an unsecured basis. In granting these types of loans, Patriot considers the borrower’s cash flow as the primary source of repayment, supported by the value of collateral, if any, and personal guarantees, as applicable. Repayment of commercial and industrial loans may be negatively impacted by adverse changes in economic conditions, ineffective management, claims on the borrower’s assets by others that are superior to Patriot’s claims, a loss of demand for the borrower’s products or services, or the death or disability of the borrower or other key management personnel.

Consumer and Other Loans

Patriot offers individual consumers various forms of credit including installment loans, credit cards, overdraft protection, and reserve lines of credit. Repayments of such loans are generally dependent on the personal income of the borrower, which may be negatively impacted by adverse changes in economic conditions. The Company does not place a high emphasis on originating these types of loans.

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories that are typically characterized by payment delinquencies, previous charge-offs, judgments against the consumer, a history of bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burdened ratios.

Construction Loans

Construction loans are of a short-term nature, generally of eighteen-months or less, that are secured by land for intended for commercial, residential, or mixed-use development. Loan proceeds may be used for the acquisition of or improvements to the land under development and funds are generally disbursed as phases of construction are completed.

Included in this category are loans to construct single family homes where no contract of sale exists, based upon the experience and financial strength of the builder, the type and location of the property, and other factors. Construction loans tend to be personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by an inability to complete construction, a downturn in the market for new construction, by a significant increase in interest rates, or by decline in general economic conditions.

Construction to Permanent - CRE

One time close of a construction facility with simultaneous conversion to an amortizing mortgage loan. Close of the construction facility typically occurs when events dictate, such as receipt of a certificate of occupancy and property stabilization, which is defined as cash flow sufficient to support a pre-defined minimum debt coverage ratio and other conditions and covenants particular to the loan. Construction facilities are typically variable rate instruments that, upon conversion to an amortizing mortgage loan, reset to a fixed rate instrument that is the greater of the in-force variable rate plus a predetermined spread over a reference rate (e.g., prime) or a minimum interest rate.

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of December 31, 2016 and 2015 and the activity in the allowance for loan losses, allocated to segments of the loan portfolio, for each year in the three-year period ended December 31, 2016.

(In thousands)
As of and for the year ended December 31, 2016:	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
Loans receivable, gross:
Individually evaluated for impairment	$6,267	1,911	231	542	-	-	-	8,951
Collectively evaluated for impairment	264,962	84,603	60,746	100,907	53,895	7,593	-	572,706

Loans receivable, gross	271,229	86,514	60,977	101,449	53,895	7,593	-	581,657
Less:
Allowance for loan losses(1):
December 31, 2015	1,970	740	1,027	677	486	123	219	5,242
Charge-offs	-	(190)	(2,977)	(13)	-	-	-	(3,180)
Recoveries	80	1	66	2	-	-	-	149
Provision	(197)	(17)	2,624	(25)	226	(54)	(93)	2,464
December 31, 2016	1,853	534	740	641	712	69	126	4,675

Loans receivable, net	$269,376	85,980	60,237	100,808	53,183	7,524	(126)	576,982

(1)Allowance for loan losses:
Individually evaluated for impairment	$-	-	231	-	-	-	-	231
Collectively evaluated for impairment	1,853	534	509	641	712	69	126	4,444
	$1,853	534	740	641	712	69	126	4,675

(In thousands)
As of and for the year ended December 31, 2015:	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
Loans receivable, gross:
Individually evaluated for impairment	$7,745	4,556	-	550	-	-	-	12,851
Collectively evaluated for impairment	238,083	106,281	59,752	46,971	15,551	4,880	-	471,518

Loans receivable, gross	245,828	110,837	59,752	47,521	15,551	4,880	-	484,369
Less:
Allowance for loan losses(1):
December 31, 2014	1,204	949	1,753	638	49	179	152	4,924
Charge-offs	-	(16)	-	(16)	-	-	-	(32)
Recoveries	35	-	49	11	-	5	-	100
Provision	731	(193)	(775)	44	437	(61)	67	250
December 31, 2015	1,970	740	1,027	677	486	123	219	5,242

Loans receivable, net	$243,858	110,097	58,725	46,844	15,065	4,757	(219)	479,127

(1)Allowance for loan losses:
Individually evaluated for impairment	$-	-	-	3	-	-	-	3
Collectively evaluated for impairment	1,970	740	1,027	674	486	123	219	5,239
	$1,970	740	1,027	677	486	123	219	5,242

As of and for the year ended December 31, 2014:	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
Allowance for loan losses:
December 31, 2013	$1,406	974	2,285	534	260	25	197	5,681
Charge-offs	(297)	(195)	(49)	(66)	(260)	-	-	(867)
Recoveries	60	30	6	4	10	-	-	110
Provision	35	140	(489)	166	39	154	(45)	-
December 31, 2014	$1,204	949	1,753	638	49	179	152	4,924

Patriot monitors the credit quality of its loans receivable on an ongoing basis. Credit quality is monitored by reviewing certain indicators, including loan to value ratios, debt service coverage ratios, and credit scores.

Patriot employs a risk rating system as part of the risk assessment of its loan portfolio. At origination, lending officers are required to assign a risk rating to each loan in their portfolio, which is ratified or modified by the Loan Committee to which the loan is submitted for approval. If financial developments occur on a loan in the lending officer’s portfolio of responsibility, the risk rating is reviewed and adjusted, as applicable. In carrying out its oversight responsibilities, the Loan Committee can adjust a risk rating based on available information. In addition, the risk ratings on all loans over $250,000 are reviewed annually by a lending officer that is independent of the loan being reviewed.

Additionally, Patriot retains a third-party objective loan reviewing expert to perform a quarterly analysis of the results of its risk rating process. The quarterly review is based on a randomly selected sample of loans within established parameters (e.g., value, concentration), in order to assess and validate the risk ratings assigned to individual loans. Any changes to the assigned risk ratings, based on the quarterly review, are required to be approved by the Loan Committee.

When assigning a risk rating to a loan, management utilizes the Bank’s internal eleven-point risk rating system. An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Company to sufficient risk to warrant classification in one of the following categories:

●

Sub-standard: An asset is classified “sub-standard” if it is not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Sub-standard assets have well defined weaknesses based on objective evidence and are characterized by the distinct possibility that the Company will sustain some loss, if noted deficiencies are not corrected.

●

Doubtful: Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “sub-standard”, with the added characteristic that the identified weaknesses make collection or liquidation-in-full improbable, on the basis of currently existing facts, conditions, and values.

Charge–offs, to reduce the loan to its recoverable value, generally commence after the loan is classified as “doubtful”.

In accordance with Federal Financial Institutions Examination Council published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” and “Closed-end” credits are charged-off when 180 days and 120 days delinquent, respectively.

If an account is classified as “Loss”, the full balance of the loan receivable is charged off, regardless of the potential recovery from a sale of the underlying collateral. Any amount that may be recovered on the sale of collateral underlying a loan is recognized as a “recovery” in the period in which the collateral is sold.

During the year ended December 31, 2016, the Bank experienced the loss of a single loan in its Commercial and Industrial portfolio segment that amounted to approximately $3.0 million. Potential loss on the loan was fully reserved against during 2016 and the loan was charged off during the fourth quarter of 2016. In March 2017, the Bank received $2.8 million of insurance proceeds against the loss recognized on the subject loan (refer to the Subsequent Events disclosure).

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of December 31, 2016 and 2015:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of December 31, 2016:
Loan portfolio segment:
Residential Real Estate:
Sub-standard	$-	-	1,590	1,590	-	1,590
Commercial and Industrial:
Sub-standard	-	-	231	231	-	231
Total non-accruing loans	$-	-	1,821	1,821	-	1,821

As of December 31, 2015:
Loan portfolio segment:
Residential Real Estate:
Sub-standard	$-	-	1,590	1,590	-	1,590
Consumer and Other:
Sub-standard	-	-	3	3	-	3
Total non-accruing loans	$-	-	1,593	1,593	-	1,593

If non-accruing loans had been performing in accordance with the original contractual terms, additional interest income of $79,000, $39,000, and $23,000 would have been recognized in income for the years ended December 31, 2016, 2015, and 2014, respectively.

Additionally, certain loans for which the borrower cannot demonstrate sufficient cash flow to continue loan payments in the future and certain troubled debt restructurings (“TDRs”) are placed on non-accrual status. During the years ended December 31, 2016 and 2015, and 2014, no interest income was collected and recognized on non-accruing loans.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged-off, at an earlier date, if collection of principal or interest is considered doubtful. All interest accrued, but not collected for loans that are placed on non-accrual status or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, and there is six months of performance. Management considers all non-accrual loans and troubled debt restructurings to be impaired. In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered collection delays and not an indication of loan impairment. The Bank considers consumer installment loans to be pools of smaller homogeneous loan balances, which are collectively evaluated for impairment.

The following tables summarize performing and non-performing loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2016 and 2015.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2016:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	-	-	-	265,246	265,246	-	265,246
Special Mention	-	-	-	-	4,531	4,531	-	4,531
Substandard	-	-	-	-	1,452	1,452	-	1,452
	-	-	-	-	271,229	271,229	-	271,229
Residential Real Estate:
Pass	131	9	1,449	1,589	83,335	84,924	-	84,924
Substandard	-	-	-	-	-	-	1,590	1,590
	131	9	1,449	1,589	83,335	84,924	1,590	86,514
Commercial and Industrial:
Pass	47	4	-	51	60,692	60,743	-	60,743
Substandard	-	-	-	-	3	3	231	234
	47	4	-	51	60,695	60,746	231	60,977
Consumer and Other:
Pass	75	-	3	78	101,371	101,449	-	101,449
Construction:
Pass	-	-	-	-	53,895	53,895	-	53,895
Construction to permanent - CRE:
Pass	-	-	-	-	7,593	7,593	-	7,593
Loans receivable, gross:
Pass	253	13	1,452	1,718	572,132	573,850	-	573,850
Special Mention	-	-	-	-	4,531	4,531	-	4,531
Substandard	-	-	-	-	1,455	1,455	1,821	3,276
Loans receivable, gross	$253	13	1,452	1,718	578,118	579,836	1,821	581,657

(In thousands)	Performing (Accruing) Loans
As of December 31, 2015:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	-	-	-	237,996	237,996	-	237,996
Special Mention	-	-	-	-	5,322	5,322	-	5,322
Substandard	840	-	-	840	1,670	2,510	-	2,510
	840	-	-	840	244,988	245,828	-	245,828
Residential Real Estate:
Pass	153	87	1,517	1,757	107,490	109,247	-	109,247
Substandard	-	-	-	-	-	-	1,590	1,590
	153	87	1,517	1,757	107,490	109,247	1,590	110,837
Commercial and Industrial:
Pass	43	605	520	1,168	55,600	56,768	-	56,768
Substandard	2,977	-	-	2,977	7	2,984	-	2,984
	3,020	605	520	4,145	55,607	59,752	-	59,752
Consumer and Other:
Pass	308	2	9	319	47,199	47,518	-	47,518
Substandard	-	-	-	-	-	-	3	3
	308	2	9	319	47,199	47,518	3	47,521
Construction:
Pass	-	-	-	-	15,551	15,551	-	15,551
Construction to permanent - CRE:
Pass	-	-	-	-	4,880	4,880	-	4,880
Loans receivable, gross:
Pass	504	694	2,046	3,244	468,716	471,960	-	471,960
Special Mention	-	-	-	-	5,322	5,322	-	5,322
Substandard	3,817	-	-	3,817	1,677	5,494	1,593	7,087
Loans receivable, gross	$4,321	694	2,046	7,061	475,715	482,776	1,593	484,369

Troubled Debt Restructurings (“TDR”)

On a case-by-case basis, Patriot may agree to modify the contractual terms of a borrower’s loan to assist customers who may be experiencing financial difficulty. If the borrower is experiencing financial difficulties and a concession has been made, the loan is classified as a TDR.

There were no loans modified as TDRs during either year ended December 31, 2016 or 2015 and no defaults of TDRs during any of the years in the three-year period ended December 31, 2016. At December 31, 2016 and 2015, there were no commitments to advance additional funds under TDRs.

Substantially all TDR loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below market rate, an extension of the term of the loan, or a combination of adjusting these two contractual attributes. TDR loan modifications may result in the forgiveness of principal or accrued interest. In addition, when modifying commercial loans, Patriot frequently obtains additional collateral or guarantor support. If the borrower has performed under the existing contractual terms of the loan and Patriot’s underwriters determine that the borrower has the capacity to continue to perform under the terms of the TDR, the loan continues accruing interest. Non-accruing TDRs may be returned to accrual status when there has been a sustained period of performance (generally six consecutive months of payments) and both principal and interest are reasonably assured of collection.

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of December 31, 2016 and 2015, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $8.9 million and $12.9 million were identified, for which $231,000 and $3,000 specific reserves were established, respectively. Loans not requiring specific reserves had sufficient collateral values, less costs to sell, supporting the carrying amount of the loans. In some cases, there may be no specific reserves due to the carrying amount of the loan having been charged off. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At December 31, 2016 and 2015, exposure to the $8.9 million and $12.9 million of impaired loans was related to 9 and 11 borrowers, respectively. In all cases, appraisal reports of the underlying collateral, if any, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were reduced by an estimate of the costs to sell the assets, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value.

The following summarizes the investment in, outstanding principal balance of, and the related allowance, if any, for impaired loans as of December 31, 2016 and 2015:

(In thousands)	Balance as of December 31,
	2016			2015
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$6,267	6,721	-	7,745	8,259	-
Residential Real Estate	1,911	2,915	-	4,556	5,559	-
Commercial and Industrial	-	-	-	-	96	-
Consumer and Other	542	631	-	547	633	-
Construction	-	-	-	-	287	-
	8,720	10,267	-	12,848	14,834	-
With a reated allowance recorded:
Commercial Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-
Commercial and Industrial	231	231	231	-	-	-
Consumer and Other	-	-	-	3	3	3
	231	231	231	3	3	3
Impaired Loans, Total:
Commercial Real Estate	6,267	6,721	-	7,745	8,259	-
Residential Real Estate	1,911	2,915	-	4,556	5,559	-
Commercial and Industrial	231	231	231	-	96	-
Consumer and Other	542	631	-	550	636	3
Construction	-	-	-	-	287	-
Impaired Loans, Total	$8,951	10,498	231	12,851	14,837	3

For each year in the three-year period ended December 31, 2016, the average recorded investment in and interest income recognized on impaired loans without and with a related allowance, by loan portfolio segment, was as follows:

(In thousands)	Year ended December 31,
	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,929	312	8,001	373	8,262	342
Residential Real Estate	4,318	9	3,512	126	4,734	129
Commercial and Industrial	265	-	-	-	215	-
Consumer and Other	544	19	550	18	575	23
	12,056	340	12,063	517	13,786	494
With a related allowance recorded:
Commercial Real Estate	65	-	-	-	-	-
Commercial and Industrial	2,138	-	-	-	-	-
Consumer and Other	2	-	3	-	7	-
	2,205	-	3	-	7	-
Impaired Loans, Total:
Commercial Real Estate	6,994	312	8,001	373	8,262	342
Residential Real Estate	4,318	9	3,512	126	4,734	129
Commercial and Industrial	2,403	-	-	-	215	-
Consumer and Other	546	19	553	18	582	23
Impaired Loans, Total	$14,261	340	12,066	517	13,793	494

Note 5.	Premises and Equipment

At December 31, 2016 and 2015, premises and equipment consisted of the following:

(In thousands)	Balance as of December 31,
	2016	2015
Land	$12,283	12,283
Buildings	11,491	11,119
Leasehold Improvements	3,455	3,326
Furniture, equipment, and software	9,328	8,251
Construction-in-progress	6,359	3,390
Premises and equipment, gross	42,916	38,369
Accumulated depreciation and amortization	(10,157)	(8,948)
Premises and equipment, net	$32,759	29,421

For the years ended December 31, 2016, 2015 and 2014, depreciation and amortization expense related to premises and equipment totaled $1.2 million, $1.0 million, and $1.1 million respectively.

Note 6.	Other Real Estate Owned (“OREO”)

As of December 31, 2016, OREO of $851,000, consisting of a single undeveloped property (i.e., raw land) zoned for multi-use construction, is reported on the Balance Sheet. The carrying amount is comprised of $840,000 representing the value of the loan receivable due from the mortgagor of the foreclosed property and a gain of $11,000 recognized upon taking possession of the property in May 2016. The gain is the excess of the fair value of the property at the date of possession over the loan receivable's carrying amount, after deducting an estimate of costs to liquidate the property.

During the year ended December 31, 2016, Patriot incurred $10,000 of carrying costs associated with the single property classified as OREO, which expenses are primarily attributable to real estate taxes.

Note 7.	Deposits

The following table presents the balance of deposits held, by category, and the related weighted average stated interest rate as of December 31, 2016 and 2015.

(In thousands)	As of December 31,
	2016		2015
	Balance	Weighted Avg. Stated Interest Rate	Balance	Weighted Avg. Stated Interest Rate
Non-interest bearing	$76,772	-	$85,797	-
Interest bearing:
NOW	29,912	0.0312%	27,951	0.0200%
Savings	131,429	0.6439%	106,291	0.5362%
Money market	15,593	0.0359%	19,508	0.0413%
Certificates of deposit, less than $250,000	160,609	0.8899%	139,455	0.5960%
Certificates of deposit, $250,000 or greater	51,077	1.3714%	17,509	0.7644%
Brokered deposits	63,932	0.3436%	48,154	0.4310%
Interest bearing, Total	452,552	0.7095%	358,868	0.4893%

Total Deposits	$529,324	0.6166%	$444,665	0.4049%

The following table presents interest expense, by deposit category, and the related weighted average effective interest rate for each of the years in the three-year period ended December 31, 2016.

(In thousands)	Year ended December 31,
	2016		2015		2014
	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate
NOW	$8	0.0293%	$5	0.0182%	$3	0.0138%
Savings	778	0.6196%	489	0.4929%	330	0.3842%
Money market	7	0.0365%	9	0.0389%	15	0.0509%
Certificates of deposit, less than $250,000	888	0.6460%	1,150	0.7111%	1,860	0.9164%
Certificates of deposit, $250,000 or greater	215	0.9722%	147	0.8456%	154	0.9257%
Brokered deposits	346	0.2579%	216	0.1930%	2	0.0035%
	$2,242	0.5533%	$2,016	0.5477%	$2,364	0.6303%

As of December 31, 2016, contractual maturities of Certificates of Deposit (“CDs”), excluding brokered deposits that are short-term in nature (e.g., less than one year), and the related weighted average stated interest rate by maturity is summarized as follows:

(In thousands)	CDs less than $250,000	Weighted Avg. Stated Interest Rate	CDs $250,000 or greater	Weighted Avg. Stated Interest Rate	Certificates of deposit	Weighted Avg. Stated Interest Rate
1 year or less	$121,014	0.7104%	$23,309	0.9662%	$144,323	0.7517%
More than 1 year through 2 years	35,726	1.5372%	26,177	1.6924%	61,903	1.6028%
More than 2 years through 3 years	1,738	0.5090%	1,591	2.0268%	3,329	1.2345%
More than 3 years through 4 years	1,516	0.5454%	0	0.0000%	1,516	0.5454%
More than 4 years through 5 years	615	0.5395%	0	0.0000%	615	0.5395%
	$160,609	0.8899%	$51,077	1.3714%	$211,686	1.0061%

Note 8.	Borrowings

Federal Home Loan Bank borrowings

Borrowings from the FHLB are limited to a percentage of the value of qualified collateral, as defined on the FHLB Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of December 31, 2016, the Bank had $14.2 million of available borrowing capacity from the FHLB.

FHLB advances are typically obtained at discounted rates during “loan sale” periods and are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At December 31, 2016 and 2015, outstanding advances from the FHLB aggregated $123.0 million and $132.0 million, respectively. The advances outstanding at December 31, 2016 bore fixed rates of interest ranging from 0.276% to 0.800% with maturities ranging from 3 days to 4.1 years. At December 31, 2016, collateral for FHLB borrowings consisted of a mixture of real estate loans and securities with book value of $221.0 million.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB. At December 31, 2016 and 2015, no funds had been borrowed under the line of credit.

Correspondent Bank - Line of Credit

Effective July 2016, Patriot entered into a Federal funds sweep and Federal funds line of credit facility agreement (the “Correspondent Bank Agreement”) with ZB, N.A. (“Zions Bank”). The purpose of the agreement is to provide a credit facility intended to satisfy overnight Fed account balance requirements and to provide for daily settlement of Fed, ACH, and other clearinghouse transactions.

The Correspondent Bank Agreement provides for up to $16 million in funds of which $15 million was outstanding as of December 31, 2016. The Correspondent Bank Agreement is unsecured, currently requires a compensating balance of $250,000 to remain on account with Zions Bank at all times, pays interest on funds on account (e.g., Fed funds sweep, compensating balance) at variable rates depending on the total deposit, and charges interest on advances at Zions Bank’s daily Fed funds rate, which is variable. Interest expense for the year ended December 31, 2016 amounted to $3,000 on weighted average advances of $11 million or a weighted average interest rate of 73 basis points.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior notes”). Interest on the Senior notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior notes to recognize a constant rate of interest expense. At December 31, 2016, $372,000 of unamortized debt issuance costs have been deducted from the face amount of the Senior notes included in the Consolidated Balance Sheet.

For the year ended December 31, 2016, the Company recognized interest expense of $25,000 at an effective rate of 7.62%, which amount is greater than the stated interest rate on the Senior notes due to debt issuance cost amortization expense of $2,000. As of December 31, 2016, $23,000 of interest has been included in the Consolidated Balance Sheet in Accrued expenses and other liabilities.

The Senior Notes contain affirmative covenants that require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements. The 7% Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

Junior subordinated debt owed to unconsolidated trust

In 2003, the Trust, which has no independent assets and is wholly-owned by the Company, issued $8.0 million of trust preferred securities. The proceeds, net of a $240,000 placement fee, were invested in junior subordinated debentures issued by the Company, which invested the proceeds in the Bank. The Bank used the proceeds to fund its operations.

Trust preferred securities currently qualify for up to 25% of the Company’s Tier I Capital, with the excess qualifying as Tier 2 Capital.

The junior subordinated debentures are unsecured obligations of the Company. The debentures are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. In addition to its obligations under the junior subordinated debentures and in conjunction with the Trust, the Company issued an unconditional guarantee of the trust preferred securities.

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (4.15% at December 31, 2016) and mature on March 26, 2033, at which time the principal amount borrowed will be due. Beginning in the second quarter of 2009, the Company opted to defer payment of quarterly interest on the junior subordinated debentures for 20 consecutive quarters. In June of 2014, the Company brought the debt current by paying approximately $1.7 million of interest in arrears to the holders of the junior subordinated debentures. On bringing the debt current and, as permitted under the terms of the junior subordinated debentures, the Company again opted to defer payment of quarterly interest through September 2016, when a $0.7 million payment was made to bring the debt current.

The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. For the years ended December 31, 2016 and 2015, $7,000 of debt placement fee amortization has been included in interest expense recognized of $334,000 and $294,000, respectively. As of December 31, 2016 and 2015, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $169,000 and $176,000 and accrued interest on the junior subordinated debentures was $6,000 and $430,000, respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of December 31, 2016 and 2015, the note had a balance outstanding of $1.8 million and $1.9 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

Maturity of borrowings

At December 31, 2016, the contractual maturities of the Company’s borrowings in future periods were as follows:

(In thousands)
Year ending December 31,	FHLB Borrowings	Correspondent Bank	Senior Notes	Subordinated Note	Note Payable	Total
2017	$58,000	15,000	-	-	189	73,189
2018	-	-	-	-	192	192
2019	-	-	-	-	195	195
2020	40,000	-	-	-	199	40,199
2021	25,000	-	12,000	-	202	37,202
Thereafter	-	-	-	8,248	792	9,040

Total contractual maturities of borrowings	123,000	15,000	12,000	8,248	1,769	160,017

Unamortized debt issuance costs	-	-	(372)	(169)	--	(541)

Balance of borrowings at December 31, 2016	$123,000	15,000	11,628	8,079	1,769	159,476

Note 9.	Commitments and Contingencies

Operating leases

Patriot has eight non-cancelable operating leases, including five Bank branch locations and three for administrative and operational space. The leases expire on various dates through 2024. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. The last potential year the leases can be extended through is 2024. Certain leases require Patriot to reimburse the lessors for a proportion of property operating costs such as insurance and property taxes. The Company also leases certain equipment under a single non-cancelable contract.

Future minimum rental commitments under the terms of these leases by year and in the aggregate, are as follows:

(In thousands)
Year ending December 31,	Amount
2017	$560
2018	196
2019	121
2020	61
2021	62
thereafter	172

$1,172

Rent expense for operating leases is recognized in earnings on a straight-line basis over the base term of the respective lease and is included in the Statement of Operations as a component of Occupancy and Equipment expense. For each of the years in the three-year period ended December 31, 2016, total rent expense for cancellable and non-cancellable operating leases was $1.1 million, $1.1 million, and $1.6 million, respectively.

For each of the years in the three-year period ended December 31, 2016, Patriot recognized gross rental income of $414,000, $402,000, and $355,000 offset by rental costs of $5,000, $4,000, and $2,000, respectively. As of December 31, 2016, future minimum rentals to be received under non-cancelable leases were $2.1 million.

Employment Agreements

The Company has a severance agreement for each of the Executive Vice Presidents that provides for severance equal to 12 months of current salary, if the EVP is terminated within 12 months of a change of control of Patriot.

Legal Matters

Patriot does not have any pending legal proceedings, other than ordinary routine litigation, incidental to its business, to which Patriot is a party or any of its property is subject. Management and Patriot’s legal counsel are of the opinion that the ultimate disposition of these routine legal matters will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of Patriot.

Note 10.	Income Taxes

Following is a summary of the components of the federal and state income tax expense (benefit) for each of the years in the three-year period ended December 31, 2016.

(In thousands)	Year ended December 31,
	2016	2015	2014
Current:
Federal	$12	313	-
State	84	(38)	268
	96	275	268
Deferred:
Federal	983	789	(15,140)
State	127	294	122
	1,111	1,083	(15,018)

Income tax expense (benefit)	$1,207	1,358	(14,750)

The income tax benefit for the year ended December 31, 2014 is attributable to the reversal of the majority of the valuation allowance against the net deferred tax assets.

For each of the years in the three-year period ended December 31, 2016, the difference between the federal statutory income tax rate and Patriot’s effective income tax rate reconciles as follows:

Federal and State Income Tax Expense (Benefit):

(In thousands)	Year ended December 31,
	2016	2015	2014

Income taxes at statutory Federal rate	$1,066	1,190	326
State taxes, net of Federal benefit	140	169	48
Nondeductible expenses	10	10	175
Other	(9)	(11)	495
Taxes on BOLI income	-	-	1,701
Valuation allowance	-	-	(16,812)
Tangible Property Review IRC Sec 481(a)	-	-	(644)
Current Year Change in valuation allowance	-	-	(39)

Income tax expense (benefit)	$1,207	1,358	(14,750)

The effective tax rate for each of the years in the three-year period ended December 31, 2016 was 38.5%, 38.8%, and (1,537.8)%, respectively. The effective tax rate for the year ended December 31, 2014 was primarily attributable to the reversal of a majority of the valuation allowance against Patriot’s net deferred tax benefit, which resulted in a recognized tax benefit of $14.8 million.

Deferred Tax Assets and Liabilities

The significant components of Patriot’s net deferred tax assets at December 31, 2016 and 2015 are presented below.

(In thousands)	Year ended December 31,
	2016	2015
Deferred tax assets (liabilities):
Federal NOL Carryforward Benefit	$15,590	16,303
NOL Write-off for Sec 382 Limit	(10,382)	(10,382)
State NOL Carryforward Benefit	3,199	3,235
Allowance for Loan Loss	1,821	2,042
NonAccrual Interest	1,560	1,467
Share Based Compensation	200	161
Accrued Expenses	173	106
Federal AMT benefit	166	136
Depreciation of Premises and Equipment	161	541
Unrealized Loss AFS	76	96
OREO Write-down	63	63
Other	5	(5)
Capital loss carryover	-	572

Gross deferred tax assets	12,632	14,335
Less:
Valuation allowance	-	572

Deferred tax assets, net	$12,632	13,763

At December 31, 2016, the Bank had $15.3 million of Federal net operating loss carryforwards (“NOLs”) and $64.8 million of State NOLs to offset future taxable income. The NOLs expire over various periods beginning with tax year 2029 through tax year 2032.

Valuation Allowance against net Deferred Tax Assets

In 2014, Patriot reversed substantially all of the valuation allowance against its net deferred tax assets. Management determined the reversal appropriate based on consideration of various factors including improvements in and historical and prospective results of operations, improvements in quality of the loan portfolio, general financial, economic and market data, and the period over which the NOLs are available to offset taxable income. Management continues to monitor circumstances to determine if it is more likely than not to realize the NOL benefits or if the valuation allowance may be required to be increased.

Note 11.	Cash Surrender Value of Bank-owned Life Insurance

Prior to December 31, 2014, Patriot had an investment in, and was the beneficiary of, certain bank-owned life insurance (“BOLI”) policies. The BOLI policies were held on certain key officers, directors and employees of the Bank and provided income through appreciation in the policies’ cash surrender value. During the year ended December 31, 2014, Patriot discontinued the practice and liquidated the BOLI policies; prior to which it earned $439,000 of income that is included in non-interest income on the Consolidated Statement of Operations.

The $22.5 million of proceeds obtained from liquidating the BOLI policies were used to acquire a portfolio of residential mortgages that yielded a greater return on investment. Liquidating the BOLI policies resulted in a total charge of $892,000 comprised of a $455,000 market-value adjustment and a $437,000 modified endowment contract cancellation penalty that is included in non-interest income and non-interest expense in the Statement of Operations, respectively. Liquidation of the tax-exempt BOLI policies resulted in a $1.7 million increase to the income tax provision, which was offset by Patriot’s available net operating tax loss carryforwards.

Note 12.	Share-based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice is to grant RSAs; as of December 31, 2016, there are no options or phantom stock units outstanding or that have been exercised.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. As of December 31, 2016, 2,885,516 shares of stock remain available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant. During the years ended December 31, 2016, 2015, and 2014, the Company granted 52,200, 5,000, and 68,814 restricted shares to employees and 5,884, 7,700, and 4,744 restricted shares to directors, respectively. Additionally, during the year ended December 31, 2016, the Company issued 8,161 shares of restricted stock that became fully vested during the period and reclaimed 70,513 shares of restricted stock that were forfeited and added-back to shares available for granting to directors and employees. All RSAs are non- participating grants.

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the years ended December 31, 2016, 2015 and 2014, the Company recognized share-based compensation expense of $161,000, $461,000, and $275,000, respectively.

For the years ended December 31, 2016, 2015 and 2014, share-based compensation attributable to employees of Patriot amounted to $100,000, $415,000, and $232,000, respectively

Included in share-based compensation expense for the years ended December 31, 2016, 2015, and 2014 is $61,000, $46,000, and $43,000 attributable to Patriot’s external Directors, who received total compensation of $302,000, $243,000, and $176,000 for each of those years, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Operations.

The following is a summary of the status of the Company’s restricted share awards as of and for each of the years in the three-year period ended December 31, 2016.

	Number of Shares Awarded(1)	Weighted Average Grant Date Fair Value(1)
Unvested at December 31, 2013	28,182	$12.60
Granted	73,558	$13.21
Vested	(22,532)	$11.76
Unvested at December 31, 2014	79,208	$12.79
Granted	12,700	$16.85
Vested	(32,015)	$13.14
Forfeited	(4,039)	$14.36
Unvested at December 31, 2015	55,854	$12.83
Granted	58,084	$15.25
Vested	(8,161)	$14.79
Forfeited	(70,513)	$14.67
Unvested at December 31, 2016	35,264	$12.84

(1) On March 4, 2015, the Company effected a 1-for-10 reverse stock split. The information included in the table above has been restated (as applicable) to give effect to the reverse stock split. Dilutive unvested shares of restricted stock are included in the calculation of diluted Earnings Per Share.

Compensation expense attributable to the unvested restricted shares outstanding as of December 31, 2016 amounts to $451,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 3.03 years.

RSA Grant - Non-executive Employees

On January 4, 2016, the Company granted 100 restricted shares to eighty-seven full- and part-time non-executive employees as of December 31, 2015. The total number of shares granted was 8,700 at a grant date fair value of $15.50 per share, resulting in expected future employee compensation of $135,000. The shares granted vest in three-years on January 2, 2019 and are non-participating during the vesting period.

As of December 31, 2016, 1,800 of the shares granted have been forfeited. The remaining 6,900 shares continue to vest and $71,000 of compensation expense is expected to be recognized through the January 2019 vesting date.

Note 13.	Shareholders’ Equity

Common Stock

On December 16, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with PNBK Holdings, LLC, a limited liability company controlled by Michael Carrazza (“Holdings”). Pursuant to the Securities Purchase Agreement, on October 15, 2010, the Company issued 3.36 million shares of common stock to Holdings at $15.00 per share, for an aggregate issuance value of $50.4 million. The shares issued to Holdings represented 87.6% of the Company’s then issued and outstanding common stock. In connection with the equity interest obtained by Holdings, Michael Carrazza became Patriot’s Chairman of the Board and nominees of Holdings replaced certain directors and officers who resigned.

Additionally, the Company reduced the par value of its common stock from $2 to $0.01 per share, increased the number of its authorized common shares to 100 million, and entered into a Registration Rights Agreement with Holdings. The Registration Rights Agreement provides Holdings with customary demand, shelf, and piggyback registration rights.

Stock Repurchase Program

On July 26, 2016, the Company authorized a stock repurchase program whereby management may repurchase up to 500,000 shares of common stock. The authorization expires on July 31, 2017, unless extended, suspended, or otherwise modified. The program authorizes the Company’s chairman to direct management to repurchase shares on the open-market or in private transactions, in accordance with applicable security laws and regulations. Share repurchases, if any, are anticipated to be funded from available cash-on-hand.

During the year ended December 31, 2016, 72,471 shares of common stock were repurchased in a combination of open market and private transactions at an average cost of $14.04 per share.

Earnings Per Share

The Company is required to present basic earnings per share and diluted earnings per share in its Consolidated Statements of Operations. Basic earnings per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to the outstanding unvested RSAs granted to directors and employees. The dilutive effect resulting from these potential shares is determined using the treasury stock method. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted earnings per share.

The computation of basic and diluted earnings per share for each of the years in the three-year period ended December 31, 2016 follows.

(Net income in thousands)	Year ended December 31,
	2016	2015	2014
Basic earnings per share:
Net income attributable to Common shareholders	$1,930	2,143	15,709

Divided by:
Weighted average shares outstanding	3,953,281	3,924,618	3,850,042

Basic earnings per common share	$0.49	0.55	4.08

Diluted earnings per share:
Net income attributable to Common shareholders	$1,930	2,143	15,709

Weighted average shares outstanding	3,953,281	3,924,618	3,850,042

Effect of potentially dilutive restricted common shares	-	-	26,745

Divided by:
Weighted average diluted shares outstanding	3,953,281	3,924,618	3,876,787

Diluted earnings per common share	$0.49	0.55	4.05

Note 14.	401(k) Savings Plan

Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. Eligibility for matching contributions is dependent on an employee’s completing 6 consecutive month(s) of service or 500 hours of employment. Participants immediately vest in Patriot’s matching contributions, if applicable. During the years ended December 31, 2016, 2015, and 2014, Patriot made matching contributions to the 401(k) Plan of $169,000, $143,000, and $132,000, respectively.

Note 15.	Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contractual amounts of these instruments reflect the extent of involvement Patriot has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit and standby letters of credit represent the maximum amount of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral becomes worthless. Patriot applies its credit policies to entering commitments and conditional obligations and, as with its lending activities, evaluates each customer's creditworthiness on a case-by-case basis. Management believes that it effectively mitigates the credit risk of these financial instruments through its credit approval processes, establishing credit limits, monitoring the on-going creditworthiness of recipients and grantees, and the receipt of collateral as deemed necessary.

At December 31, 2016 and 2015, financial instruments with credit risk are as follows:

(In thousands)	As of December 31,
	2016	2015
Commitments to extend credit:
Unused lines of credit	$39,063	22,497
Undisbursed construction loans	21,224	21,337
Home equity lines of credit	20,846	25,588
Future loan commitments	15,755	14,912
Financial standby letters of credit	1,482	1,882
	$98,370	86,216

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits, and securities. The Bank has established a reserve for credit loss of $5,000 as of December 31, 2016 and 2015, respectively.

Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.

Note 16.	Regulatory and Operational Matters

Federal and State regulatory authorities have adopted standards requiring financial institutions to maintain increased levels of capital. Effective January 1, 2015, Federal banking agencies imposed four minimum capital requirements on community bank’s risk-based capital ratios consisting of Total Capital, Tier 1 Capital, Common Equity Tier 1 (“CET1”) Capital, and a Tier 1 Leverage Capital ratio. The risk-based capital ratios measure the adequacy of a bank's capital against the riskiness of its on- and off-balance sheet assets and activities. Failure to maintain adequate capital is a basis for "prompt corrective action" or other regulatory enforcement action. In assessing a bank's capital adequacy, regulators also consider other factors such as interest rate risk exposure, liquidity, funding and market risks, quality and level of earnings, concentrations of credit, quality of loans and investments, nontraditional activity risk, policy effectiveness, and management's overall ability to monitor and control risk.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Under the instituted regulatory framework, to be considered “well capitalized”, a financial institution must generally have a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 8.0%, a CET1 Capital ratio at least 6.5%, and a Tier 1 Leverage Capital ratio of at least 5.0%. However, regardless of a financial institution’s ratios, the OCC may require increased capital ratios or impose dividend restrictions based on the other factors it considers in assessing a bank’s capital adequacy.

Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.

The Company’s and the Bank’s regulatory capital amounts and ratios at December 31, 2016 and 2015 are summarized as follows:

(In thousands)	As of December 31,
	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	2016		2015		2016		2015
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	66,254	10.603	64,845	12.622	74,303	11.928	65,207	12.742
To be Well Capitalized(1)	-	-	-	-	62,296	10.000	51,177	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	53,730	8.625	-	-
For capital adequacy	49,989	8.000	41,101	8.000	49,836	8.000	40,941	8.000

Tier 1 Capital (to risk weighted assets):
Actual	61,571	9.854	59,595	11.600	69,620	11.176	59,958	11.716
To be Well Capitalized(1)	-	-	-	-	49,836	8.000	40,941	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	41,271	6.625	-	-
For capital adequacy	37,491	6.000	30,826	6.000	37,377	6.000	30,706	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	53,571	8.573	51,595	10.043	69,620	11.176	59,958	11.716
To be Well Capitalized(1)	-	-	-	-	40,492	6.500	33,265	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	31,926	5.125	-	-
For capital adequacy	28,119	4.500	23,119	4.500	28,033	4.500	23,029	4.500

Tier 1 Leverage Capital (to average assets):
Actual	61,571	9.296	59,595	9.769	69,620	10.518	59,958	9.832
To be Well Capitalized(1)	-	0.000	-	0.000	33,096	5.000	30,491	5.000
For capital adequacy	26,494	4.000	24,401	4.000	26,477	4.000	24,393	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - - the Company. Such categorization of capital adequacy only applies to insured depository institutions - - the Bank.
(2)

The Capital Conservation Buffer implemented by the FDIC began to be phased in beginning January 1, 2016. It was not applicable to periods prior to that date and does not apply to bank holding companies - - the Company.

Under the final capital rules that became effective on January 1, 2015, there is a requirement for a CET1 Capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that may be distributed to shareholders or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.

The capital buffer requirement is being phased in over three years beginning in 2016. The 0.625% capital conservation buffer increase for 2016 has been included in the minimum capital adequacy ratios in the table above. The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5% , the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of December 31, 2016, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

Note 17.	Related Party Transactions

In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. There was $139,000 of loans outstanding as of December 31, 2016 and no loans outstanding at December 31, 2015.

As of December 31, 2016 and 2015, deposits by related parties aggregated $255,000 and $3.3 million, respectively.

For the years ended December 31, 2016 and 2015, referral fees and commissions paid to affiliates of members of the Board of Directors aggregated $25,000 and $15,000, respectively.

Note 18.	Fair Value and Interest Rate Risk

Patriot measures the carrying value of certain financial assets and liabilities at fair value, as required by its policies as a financial institution and by US GAAP. The carrying values of certain assets and liabilities are measured at fair value on a recurring basis, such as available-for-sale securities; while other assets and liabilities are measured at fair value on a non-recurring basis due to external factors requiring management’s judgment to estimate potential losses of value resulting in asset impairments or the establishment of valuation reserves. Measuring assets and liabilities at fair value may result in fluctuations to carrying value that have a significant impact on the results of operations or other comprehensive income for the period and period over period.

Following is a detailed summary of the guidance provided by US GAAP regarding the application of fair value measurements and Patriot’s application thereof. Additionally, the following information includes detailed summaries of the effects fair value measurements have on the carrying amounts of asset and liabilities presented in the Consolidated Financial Statements.

The objective of fair value measurement is to value an asset that may be sold or a liability that may be transferred at the estimated value which might be obtained in a transaction between unrelated parties under current market conditions. US GAAP establishes a framework for measuring assets and liabilities at fair value, as well as certain financial instruments classified in equity. The framework provides a fair value hierarchy, which prioritizes quoted prices in active markets for identical assets and liabilities and minimizes unobservable inputs, which are inputs for which market data are not available and that are developed by management using the best information available to develop assumptions about the value market participants might place on the asset to be sold or liability to be transferred.

The three levels of the fair value hierarchy consist of:

Fair Value Hierarchy
Level 1

Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities and certain U.S. and government agency debt securities).

Level 2

Observable inputs other than quoted prices included in Level 1, such as:

-Quoted prices for similar assets or liabilities in active markets (such as U.S. agency and government sponsored mortgage-backed securities)

-Quoted prices for identical or similar assets or liabilities in less active markets (such as certain U.S. and government agency debt securities, and corporate and municipal debt securities that trade infrequently)

-Other inputs that are observable for substantially the full term of the asset or liability (i.e. interest rates, yield curves, prepayment speeds, default rates, etc.).

Level 3

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

Available-for-sale securities

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities' relationship to other benchmark quoted prices, or using unobservable inputs employing various techniques and assumptions (Level 3).

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.5 million. This investment is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded and therefore have no readily determinable market value. The investment in the fund is reported in the Consolidated Financial Statements at cost.

Loans

For variable rate loans, which periodically reprice with no apparent change in credit risk, carrying values, adjusted for credit losses inherent in the loan portfolio, are a reasonable estimate of fair value.

The fair value of fixed rate loans is estimated by discounting the future cash flows using the period end rates, estimated by using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the loan portfolio.

Since individual loans do not trade on an open market and transfer of individual loans are private transactions that are not publicized, the fair value of the loan portfolio is classified within Level 3 of the fair value hierarchy. Patriot does not record loans at fair value on a recurring basis; however, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded to reflect the net realizable value expected to be collected on default by the borrower based upon observable market inputs or current appraised values of collateral held. Fair values estimated in this manner do not fully incorporate an exit-price approach, but instead are based on a comparison to current market rates for comparable loans, adjusted by management based on the best information available.

Other Real Estate Owned

The fair value of OREO the Bank may obtain is based on current appraised property value less estimated costs to sell. When fair value is based on unadjusted current appraised value, OREO is classified within Level 2 of the fair value hierarchy. Patriot classifies OREO within Level 3 of the fair value hierarchy when unobservable inputs are used to determine adjustments to appraised values. Patriot does not record OREO at fair value on a recurring basis, but rather initially records OREO at fair value and then monitors property and market conditions that may indicate a change in value is warranted.

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

Senior Notes and Junior Subordinated Debt

The senior notes were issued in December 2016 and therefore the carrying value is considered comparable to fair value. Management does not intend to measure the senior notes at fair value on a recurring basis.

Patriot does not record Junior Subordinated Debt at fair value on a recurring basis. Junior subordinated debt reprices quarterly and, as a result, the carrying amount is considered a reasonable estimate of fair value.

Federal Home Loan Bank Borrowings

The fair value of FHLB advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances. Patriot does not record FHLB advances at fair value on a recurring basis.

Off-balance sheet financial instruments

Off-balance sheet financial instruments are based on interest rate changes and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Patriot does not record its off-balance sheet financial instruments (i.e., commitments to extend credit) on a recurring basis.

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of December 31, 2016 and 2015:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Year ended December 31, 2016:
U. S. Government agency mortgage-backed securities	$-	10,441	-	10,441
Corporate bonds	-	8,961	-	8,961
Subordinated Notes	-	3,026	2,000	5,026

Available-for-sale securities	$-	22,428	2,000	24,428

Year ended December 31, 2015:
U. S. Government agency mortgage-backed securities	$-	13,413	-	13,413
Corporate bonds	-	9,010	-	9,010
U. S. Government agency bonds	-	4,954	-	4,954
Subordinated Notes	-	2,000	-	2,000

Available-for-sale securities	$-	29,377	-	29,377

During the year ended December 31, 2016, a decrease in market activity was observed that resulted in the transfer of an available-for-sale subordinated note investment out of Level 2 and into Level 3 of the fair value hierarchy. Management monitors the inputs used to measure financial assets and liabilities at fair value and, when changes in circumstances occur, such as decreased volume in market activity or an absence of identical or similar financial assets or liabilities due to a change in instrument terms or features, transfers into Level 3 of the fair value measurement hierarchy occur.

The fair value of the subordinated note transferred into Level 3 during the year ended December 31, 2016 was determined using a present value approach. The discount rate assumed was determined relative to market rates of interest and considering the history and credit worthiness of the note’s issuer. The resulting computations did not result in any change in to the fair value of the subordinated note classified as available-for-sale. Other than the subordinated note, there have been no transfers into or out of Level 3 of the fair value measurement hierarchy in years ended December 31, 2016 and 2015.

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

The following tables detail the financial assets measured at fair value on a non-recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of December 31, 2016 and 2015:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Year ended December 31, 2016:
Other real estate owned ("OREO")	$-	-	851	851

Year ended December 31, 2015:
Impaired loans	$-	-	363	363

Unobservable Inputs used in Fair Value Measurement - Quantitative Information
	Year ended December 31, 2016	Year ended December 31, 2015
	Other Real Estate Owned (“OREO”)	Impaired Loans
Fair Value	$851	$363

Valuation technique(1)	Independent appraised value of collateral	Independent appraised value of collateral
Unobservable input(2)	Liquidation cost	Liquidation cost
Weighting of qualitative factors(3)	22.6% and (22.6)%	8% and (8)%

(1)	Fair value is generally determined through independent appraisals of the underlying property (in the case of OREO) or collateral (in the case of impaired loans).

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

(3)	The weighting of qualitative factors includes items such as economic conditions (positive weight) and estimated liquidation expenses. Regarding OREO, the weighting of qualitative factors is further adjusted by a factor based on historical experience of appraised value to realized sales value, which at December 31, 2016 is a “haircut” to the weighting of 13%.

Patriot discloses fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not necessarily represent the complete underlying value of financial instruments included in the Consolidated Financial Statements.

The estimated fair value amounts have been measured as of December 31, 2016 and December 31, 2015 and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

The information presented should not be interpreted as an estimate of the total fair value of Patriot’s assets and liabilities, since only a portion of Patriot’s assets and liabilities are required to be measured at fair value for financial reporting purposes. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Patriot’s fair value disclosures and those of other bank holding companies may not be meaningful.

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of December 31, 2016 and 2015:

(In thousands)		Year ended December 31, 2016		Year ended December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,596	2,596	2,588	2,588
Interest-bearing deposits due from banks	Level 1	89,693	89,693	82,812	82,812
U. S. Government agency mortgage-backed securities	Level 2	10,441	10,441	13,413	13,413
Corporate bonds	Level 2	8,961	8,961	9,010	9,010
U. S. Government agency bonds	Level 2	-	-	4,954	4,954
Subordinated Notes	Level 2	3,026	3,026	2,000	2,000
Subordinated Notes	Level 3	2,000	2,000	-	-
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,109	2,109	2,075	2,075
Federal Home Loan Bank stock	Level 2	5,609	5,609	6,570	6,570
Loans receivable, net	Level 3	576,982	576,757	479,127	478,160
Accrued interest receivable	Level 2	2,726	2,726	2,010	2,010

Financial assets, total		708,593	708,368	609,009	608,042

Financial Liabilities:
Demand deposits	Level 2	76,772	76,772	85,797	85,797
Savings deposits	Level 2	131,429	131,429	106,291	106,291
Money market deposits	Level 2	15,593	15,593	19,508	19,508
NOW accounts	Level 2	29,912	29,912	27,951	27,951
Time deposits	Level 2	211,686	210,321	156,964	156,363
Brokered deposits	Level 1	63,932	63,897	48,154	48,062
FHLB and correspondent bank borrowings	Level 2	138,000	138,149	132,000	131,903
Senior notes	Level 2	11,628	11,628	-	-
Subordinated debentures	Level 2	8,079	8,079	8,072	8,072
Note payable	Level 3	1,769	1,565	1,954	1,904
Accrued interest payable	Level 2	118	118	532	532

Financial liabilities, total		688,918	687,463	587,223	586,383

Financial assets, net		$19,675	20,905	21,786	21,659

The carrying amount of cash and noninterest bearing balances due from banks, interest-bearing deposits due from banks, and demand deposits approximates fair value, due to the short-term nature and high turnover of these balances. These amounts are included in the table above for informational purposes.

In the normal course of its operations, Patriot assumes interest rate risk (i.e., the risk that general interest rate levels will fluctuate). As a result, the fair value of Patriot’s financial assets and liabilities are affected when interest market rates change, which change may be either favorable or unfavorable. Management attempts to mitigate interest rate risk by matching the maturities of its financial assets and liabilities. However, borrowers with fixed rate obligations are less likely to prepay their obligations in a rising interest rate environment and more likely to prepay their obligations in a falling interest rate environment. Conversely, depositors receiving fixed rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors market rates of interest and the maturities of its financial assets and financial liabilities, adjusting the terms of new loans and deposits in an attempt to minimize interest rate risk. Additionally, management mitigates its overall interest rate risk through its available funds investment strategy.

Off-balance-sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2016 and 2015. The estimated fair value of fee income on letters of credit at December 31, 2016 and 2015 was insignificant.

Note 19.	Parent Company-only Financial Statements

The following represent the condensed stand-alone financial statements of Patriot National Bancorp, Inc., (the “Company”), which is the sole owner and parent company of Patriot Bank, N.A. (the “Bank”), its operating bank subsidiary.

CONDENSED BALANCE SHEETS
December 31, 2016 and 2015

(In thousands)

	As of December 31,
	2016	2015
ASSETS
Cash and due from banks	$3,645	40
Investment in subsidiary	78,945	70,141
Other assets	46	46

Total assets	82,636	70,227

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	19,709	8,073
Accrued expenses and other liabilities	357	690
Shareholders' equity	62,570	61,464

Total liabilities and shareholders' equity	$82,636	70,227

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	Year ended December 31,
	2016	2015	2014
Expenses:
Interest on subordinated debt	$344	303	438
Interest on senior debt	25	-	-
Interest on other borrowings	3	-	-
Total interest expense	372	303	438
Other expenses	162	519	157
Loss before equity in undistributed net income of subsidiary	534	822	595
Equity in undistributed net income of subsidiary	2,464	2,965	16,304
Net Income	1,930	2,143	15,709
Equity in subsidiary other comprehensive income, net of subsidiary	32	125	910

Total comprehensive income	$1,962	2,268	16,619

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	Year ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net Income	$1,930	2,143	15,709
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(2,464)	(2,965)	(16,304)
Dividends received from Patriot Bank, N.A.	890	-	-
Share-based compensation expense	161	461	275
Amortization of debt issuance costs	9	7	6
Change in assets and liabilities:
Decrease (increase) in other assets	-	2	(36)
Decrease in accrued expenses and other liabilities	(414)	(3)	(1,084)
Net cash provided by (used in) operating activities	112	(355)	(1,434)

Cash Flows from Investing Activities:
Net (increase) decrease in investment in Patriot Bank N.A.	(7,198)	-	95
Net cash (used in) provided by investing activities	(7,198)	-	95

Cash Flows from Financing Activities:
Proceeds from issuance of senior notes, net of expenses	11,708	-	-
Purchase of treasury stock	(1,017)	-	-
Net cash provided by financing activities	10,691	-	-

Net increase (decrease) in cash and cash equivalents	3,605	(355)	(1,339)

Cash and cash equivalents at beginning of year	40	395	1,734

Cash and cash equivalents at end of year	$3,645	40	395

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$777	-	1,704

Cash paid for income taxes	$-	-	-

Supplemental Disclosure of Non-cash Activity:
Deferred debt issuance costs	$82	-	-
Accounts payable	(82)	-	-
	$-	-	-

Note 20. Subsequent Event

During the year ended December 31, 2016, the Bank realized an approximate $3.0 million loss related to a single Commercial and Industrial loan. Loss on the loan was fully reserved against during the year and the loan was charged off in the fourth quarter of 2016, during which period management commenced recovery efforts across all available avenues, including insurance coverage and claims against third parties. Potential insurance coverage, under which the Bank sought recovery of the loan amount, included a Financial Institution Bond with a limit of liability of $5,000,000 above a $50,000 deductible.

In March 2017, the Bank reached a settlement agreement with its insurance carrier, resulting in cash receipts of $2.8 million, net of related deductibles and other amounts excluded pursuant to the insurance policy.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2017

Patriot National Bancorp, Inc. (Registrant) By: /s/ Neil M. McDonnell Name: Neil M. McDonnell Title: Executive Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael A. Carrazza	Chairman of the Board	March 31, 2017
Michael A. Carrazza	(Principal Executive Officer)

/s/ Neil McDonnell Neil McDonnell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2017

/s/ Richard A. Muskus Jr. Richard A. Muskus	President	March 31, 2017

/s/ Edward N. Constantino Edward N. Constantino	Director	March 31, 2017

/s/ Raymond B. Smyth Raymond B. Smyth	Director	March 31, 2017

/s/ Emile Van den Bol Emile Van den Bol	Director	March 31, 2017

/s/ Michael J. Weinbaum Michael J. Weinbaum	Director	March 31, 2017