Form 10-Q
period 2017-03-31
PATRIOT NATIONAL BANCORP INC
filed 2017-05-12
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-29599

 PATRIOT NATIONAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Bedford Street, Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

(203) 324-7500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 10, 2017, there were 3,894,128 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	March 31, 2017	December 31, 2016

ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$5,087	2,596
Interest bearing deposits	55,179	89,693
Total cash and cash equivalents	60,266	92,289
Investment securities:
Available-for-sale securities, at fair value	21,201	24,428
Other Investments, at cost	4,450	4,450
Total investment securities	25,651	28,878

Federal Reserve Bank stock, at cost	2,358	2,109
Federal Home Loan Bank stock, at cost	5,489	5,609
Loans receivable (net of allowance for loan losses: 2017: $5,697, 2016: $4,675)	625,030	576,982
Accrued interest and dividends receivable	3,063	2,726
Premises and equipment, net	33,442	32,759
Other real estate owned	851	851
Deferred tax asset	11,691	12,632
Receivable for securities sold, not settled	4,968	-
Other assets	1,952	1,819
Total assets	$774,761	756,654

Liabilities
Deposits:
Noninterest bearing deposits	$78,372	76,772
Interest bearing deposits	482,587	452,552
Total deposits	560,959	529,324

Federal Home Loan Bank and correspondent bank borrowings	124,000	138,000
Senior notes, net	11,647	11,628
Junior subordinated debt owed to unconsolidated trust	8,080	8,079
Note Payable	1,722	1,769
Advances from borrowers for taxes and insurance	1,755	2,676
Accrued expenses and other liabilities	2,157	2,608
Total liabilities	710,320	694,084

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2017: 3,965,538 shares issued; 3,894,128 shares outstanding. 2016: 3,965,538 shares issued; 3,891,897 shares outstanding	40	40
Additional paid-in capital	106,772	106,729
Accumulated deficit	(41,172)	(42,902)
Less: Treasury stock, at cost: 2017 and 2016, 73,641 and 73,641 shares, respectively	(1,177)	(1,177)
Accumulated other comprehensive loss	(22)	(120)
Total shareholders' equity	64,441	62,570
Total liabilities and shareholders' equity	$774,761	756,654

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016

Interest and Dividend Income
Interest and fees on loans	$6,607	5,840
Interest on investment securities	171	142
Dividends on investment securities	82	86
Other interest income	64	41
Total interest and dividend income	6,924	6,109

Interest Expense
Interest on deposits	989	473
Interest on Federal Home Loan Bank borrowings	78	121
Interest on senior debt	229	-
Interest on subordinated debt	85	82
Interest on note payable	9	8
Total interest expense	1,390	684

Net interest income	5,534	5,425

(Credit) Provision for Loan Losses	(1,749)	-

Net interest income after (credit) provision for loan losses	7,283	5,425
Non-interest Income
Loan application, inspection and processing fees	21	67
Deposit fees and service charges	149	151
Rental Income	94	103
Loss on sale of investment securities	(78)	-
Other income	91	89
Total non-interest income	277	410

Non-interest Expense
Salaries and benefits	2,430	2,550
Occupancy and equipment expense	775	780
Data processing expense	120	285
Professional and other outside services	652	409
Advertising and promotional expense	74	117
Loan administration and processing expense	9	8
Regulatory assessments	179	147
Insurance expense	59	55
Material and communications	87	93
Other operating expense	309	320
Total non-interest expense	4,694	4,764

Income before income taxes	2,866	1,071

Expense for Income Taxes	1,136	418

Net Income	$1,730	653

Basic earnings per share	$0.44	0.17
Diluted earnings per share	$0.44	0.16

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)	Three Months Ended March 31,
	2017	2016

Net income	$1,730	653
Other comprehensive income
Unrealized holding gains on securities, net of taxes of $93 and $21	146	35
Reclassification for realized losses on sale of investment securities, net of taxes of $30 and $0	(48)	-
Total other comprehensive income	98	35
Comprehensive income	$1,828	688

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Three months ended March 31, 2017

Balance at December 31, 2016	3,891,897	$40	106,729	(42,902)	(1,177)	(120)	62,570
Comprehensive income:
Net income				1,730			1,730
Other comprehensive income						98	98
Total comprehensive income							1,828
Share-based compensation expense			43				43
Issuance of restricted stock	2,231						-
Balance at March 31, 2017	3,894,128	$40	106,772	(41,172)	(1,177)	(22)	64,441

Three months ended March 31, 2016

Balance at December 31, 2015	3,956,207	40	106,568	(44,832)	(160)	(152)	61,464
Comprehensive income:
Net income				653			653
Unrealized holding gain on available-for-sale securities, net of tax						35	35
Total comprehensive income							688
Share-based compensation expense			154				154
Issuance of restricted stock							-
Balance at March 31, 2016	3,956,207	$40	106,722	(44,179)	(160)	(117)	62,306

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016

Cash Flows from Operating Activities:
Net income	$1,730	653
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	35	32
Amortization and accretion of purchase loan premiums and discounts, net to loans	127	28
Amortization of debt issuance costs	20	2
(Credit) Provision for loan losses	(1,749)	-
Depreciation and amortization	272	299
Loss on sales of available-for-sale securities	78	-
Share-based compensation	43	154
Deferred income taxes	878	387
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(337)	(65)
Increase in other assets	(133)	(404)
Decrease in accrued expenses and other liabilities	(451)	(62)
Net cash provided by operating activities	513	1,024

Cash Flows from Investing Activities:
Proceeds from sales on available-for-sale securities	9,000	-
Principal repayments on available-for-sale securities	807	666
Purchases of available-for-sale securities	(11,500)	-
Purchases of Federal Reserve Bank stock	(249)	(24)
Redemptions of Federal Home Loan Bank stock	120	-
Decrease (increase) in net originations of loans receivable	26,463	(837)
Purchase of loan pools receivable	(72,889)	-
Purchase of premises and equipment	(955)	(667)
Net cash used in investing activities	(49,203)	(862)

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net	31,635	(21,410)
(Repayments of) proceeds from FHLB and correspondent bank borrowings	(14,000)	2,900
Principal repayments of note payable	(47)	(46)
Decrease in advances from borrowers for taxes and insurance	(921)	-
Net cash provided by (used in) financing activities	16,667	(18,556)

Net decrease in cash and cash equivalents	(32,023)	(18,394)

Cash and cash equivalents at beginning of year	92,289	85,400

Cash and cash equivalents at end of year	$60,266	67,006

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,143	630
Cash paid for income taxes	$-	-

Supplemental Disclosures of Noncash Investing Activities:
Receivable recorded for securities sold, not settled	$4,968	-

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 1: Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of Patriot National Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries including Patriot Bank, N.A. (the “Bank”) (collectively, “Patriot”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on the Form 10-K for the year ended December 31, 2016.

The Consolidated Balance Sheet at December 31, 2016 presented herein has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the remainder of 2017.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 2: Available-for Sale Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of available-for-sale securities at March 31, 2017 and December 31, 2016 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2017:
U. S. Government agency mortgage-backed securities	$4,736	6	(86)	4,656
Corporate bonds	9,000	-	(63)	8,937
Subordinated Notes	7,500	108	-	7,608
	$21,236	114	(149)	21,201

December 31, 2016:
U. S. Government agency mortgage-backed securities	$10,624	9	(192)	10,441
Corporate bonds	9,000	-	(39)	8,961
Subordinated Notes	5,000	26	-	5,026
	$24,624	35	(231)	24,428

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of March 31, 2017 and December 31, 2016:

(In thousands)	Less than 12 Months		12 Months or More		Total
March 31, 2017:	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U. S. Government agency mortgage-backed securities	$-	-	3,687	(86)	3,687	(86)
Corporate bonds	8,937	(63)	-	-	8,937	(63)
	$8,937	(63)	3,687	(86)	12,624	(149)

December 31, 2016:
U. S. Government agency mortgage-backed securities	$5,969	(144)	3,356	(48)	9,325	(192)
Corporate bonds	-	-	5,961	(39)	5,961	(39)
	$5,969	(144)	9,317	(87)	15,286	(231)

At March 31, 2017 and December 31, 2016, five of ten and seven out of twelve available-for-sale securities had unrealized losses with an aggregate depreciation of 0.8% and 1.5% from amortized cost, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute an other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of March 31, 2017.

At March 31, 2017 and December 31, 2016, available-for-sale securities of $1.0 million and $4.2 million, respectively, were pledged to the FRB of New York, primarily to secure municipal deposits.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at March 31, 2017 and December 31, 2016. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
March 31, 2017:
Corporate bonds	$-	9,000	-	9,000	-	8,937	-	8,937
U. S. Government agency bonds	-	-	-	-	-	-	-	-
Subordinated Notes	1,000	6,500	-	7,500	1,025	6,583	-	7,608
Available-for-sale securities with single maturity dates	1,000	15,500	-	16,500	1,025	15,520	-	16,545
U. S. Government agency mortgage-backed securities	-	-	4,736	4,736	-	-	4,656	4,656
	$1,000	15,500	4,736	21,236	1,025	15,520	4,656	21,201

December 31, 2016:
Corporate bonds	$9,000	-	-	9,000	8,961	-	-	8,961
Subordinated Notes	1,000	4,000	-	5,000	1,026	4,000	-	5,026
Available-for-sale securities with single maturity dates	10,000	4,000	-	14,000	9,987	4,000	-	13,987
U. S. Government agency mortgage-backed securities	-	2,132	8,492	10,624	-	2,106	8,335	10,441
	$10,000	6,132	8,492	24,624	9,987	6,106	8,335	24,428

During the three-month periods ended March 31, 2017, there were $9 million sales that were settled and $5 million sales that were remained unsettled as of March 31, 2017; and $11.5 million purchases of available-for-sale securities. A loss on the sale of available-for-sale securities of $78,000 was recorded during the three-months ended March 31, 2017. There were no sales or purchases of available-for sale securities during the three-months ended March 31, 2016.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 3: Loans Receivable and Allowance for Loan Losses

As of March 31, 2017 and December 31, 2016, loans receivable, net, consists of the following:

(In thousands)
Loan portfolio segment:	March 31, 2017	December 31, 2016
Commercial Real Estate	$265,268	271,229
Residential Real Estate	155,140	86,514
Commercial and Industrial	62,375	60,977
Consumer and Other	95,893	101,449
Construction	44,512	53,895
Construction to permanent - CRE	7,539	7,593
Loans receivable, gross	630,727	581,657
Allowance for loan losses	(5,697)	(4,675)
Loans receivable, net	$625,030	576,982

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

Construction Loans

Construction loans are of a short-term nature, generally of eighteen-months or less, that are secured by land intended for commercial, residential, or mixed-use development. Loan proceeds may be used for the acquisition of or improvements to the land under development and funds are generally disbursed as phases of construction are completed.

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

Notes to consolidated financial statements (Unaudited)

Construction to Permanent – CRE

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

The following tables summarize the activity in the allowance for loan losses, allocated to segments of the loan portfolio, for three months ended March 31, 2017 and 2016:

(In thousands)
Three months ended March 31, 2017	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
Allowance for loan losses:
December 31, 2016	1,853	534	740	641	712	69	126	4,675
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	2	-	2,769	-	-	-	-	2,771
Provisions (credits)	343	539	(2,460)	(58)	(121)	8	-	(1,749)
March 31, 2017	2,198	1,073	1,049	583	591	77	126	5,697

Three months ended March 31, 2016
Allowance for loan losses:
December 31, 2015	1,970	740	1,027	677	486	123	219	5,242
Charge-offs	-	(5)	-	-	-	-	-	(5)
Recoveries	-	-	9	1	-	-	-	10
Provisions (credits)	(27)	(111)	47	(69)	164	(2)	(2)	-
March 31, 2016	1,943	624	1,083	609	650	121	217	5,247

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of March 31, 2017 and December 31, 2016:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
March 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$-	-	232	-	-	-	-	232
Collectively evaluated for impairment	2,198	1,073	817	583	591	77	126	5,465
Total allowance for loan losses	$2,198	1,073	1,049	583	591	77	126	5,697

Loans receivable, gross:
Individually evaluated for impairment	$6,204	1,908	232	541	-	-	-	8,885
Collectively evaluated for impairment	259,064	153,232	62,143	95,352	44,512	7,539	-	621,842
Total loans receivable, gross	265,268	155,140	62,375	95,893	44,512	7,539	-	630,727

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$-	-	231	-	-	-	-	231
Collectively evaluated for impairment	1,853	534	509	641	712	69	126	4,444
Total allowance for loan losses	$1,853	534	740	641	712	69	126	4,675

Loans receivable, gross:
Individually evaluated for impairment	$6,267	1,911	231	542	-	-	-	8,951
Collectively evaluated for impairment	264,962	84,603	60,746	100,907	53,895	7,593	-	572,706
Total loans receivable, gross	271,229	86,514	60,977	101,449	53,895	7,593	-	581,657

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Patriot monitors the credit quality of its loans receivable on an ongoing basis. Credit quality is monitored by reviewing certain indicators, including loan to value ratios, debt service coverage ratios, and credit scores.

Patriot employs a risk rating system as part of the risk assessment of its loan portfolio. At origination, lending officers are required to assign a risk rating to each loan in their portfolio, which is ratified or modified by the Loan Committee to which the loan is submitted for approval. If financial developments occur on a loan in the lending officer’s portfolio of responsibility, the risk rating is reviewed and adjusted, as applicable. In carrying out its oversight responsibilities, the Loan Committee can adjust a risk rating based on available information. In addition, the risk ratings on all commercial loans over $250,000 are reviewed annually by the Credit Department.

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

When assigning a risk rating to a loan, management utilizes the Bank’s internal eleven-point risk rating system. An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Bank to sufficient risk to warrant classification in one of the following categories:

●

Sub-standard: An asset is considered “substandard” if it is not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Sub-standard assets have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility that the Company will sustain some loss, if noted deficiencies are not corrected.

●

Doubtful: Assets classified as “doubtful” have all of the weaknesses inherent in those classified “sub-standard”, with the added characteristic that the weaknesses present make collection or liquidation-in–full improbable, on the basis of currently existing facts, conditions, and values.

Charge–offs, to reduce the loan to its recoverable value, generally commence after the loan is classified as “doubtful”.

In accordance with Federal Financial Institutions Examination Council published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” and “Closed-end” credits are charged off when 180 days and120 days delinquent, respectively.

If an account is classified as “Loss”, the full balance of the loan receivable is charged off, regardless of the potential recovery from a sale of the underlying collateral. Any amount that may be recovered on the sale of collateral underlying a loan is recognized as a “recovery” in the period in which the collateral is sold.

In March 2017, the Bank reached a settlement agreement with its insurance carrier for a loss related to a single Commercial and Industrial loan in 2016, resulting in cash receipts of $2.8 million, net of related deductibles and other amounts excluded pursuant to the insurance policy.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of March 31, 2017 and December 31, 2016:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of March 31, 2017:
Loan portfolio segment:
Residential Real Estate:
Sub-standard	$-	-	1,590	1,590	-	1,590
Commercial and Industrial:
Sub-standard	-	-	232	232	-	232
Total non-accruing loans	$-	-	1,822	1,822	-	1,822

As of December 31, 2016:
Loan portfolio segment:
Residential Real Estate:
Sub-standard	$-	-	1,590	1,590	-	1,590
Commercial and Industrial:
Sub-standard	-	-	231	231	-	231
Total non-accruing loans	$-	-	1,821	1,821	-	1,821

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income of $21,000 and $17,000 would have been recognized in income during the three months ended March 31, 2017 and 2016, respectively.

Additionally, certain loans for which the borrower cannot demonstrate sufficient cash flow to continue loan payments in the future and certain troubled debt restructurings (“TDRs”) are placed on non-accrual status. During the three months ended March 31, 2017 and 2016, no interest income was collected and recognized on non-accruing loans.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize performing and non-performing loans receivable by portfolio segment, by aging category, by delinquency status as of March 31, 2017 and December 31, 2016.

(In thousands)	Performing (Accruing) Loans
As of March 31, 2017:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$1,623	1,725	-	3,348	253,498	256,846	-	256,846
Special Mention	-	-	-	-	6,987	6,987	-	6,987
Substandard	-	-	-	-	1,435	1,435	-	1,435
	1,623	1,725	-	3,348	261,920	265,268	-	265,268
Residential Real Estate:
Pass	352	140	1,447	1,939	151,611	153,550	-	153,550
Substandard	-	-	-	-	-	-	1,590	1,590
	352	140	1,447	1,939	151,611	153,550	1,590	155,140
Commercial and Industrial:
Pass	1,776	1,450	-	3,226	58,878	62,104	-	62,104
Substandard	38	-	-	38	1	39	232	271
	1,814	1,450	-	3,264	58,879	62,143	232	62,375
Consumer and Other:
Pass	63	27	13	103	95,790	95,893	-	95,893
Construction:
Pass	-	-	-	-	44,512	44,512	-	44,512
Construction to permanent - CRE:
Pass	-	-	-	-	7,539	7,539	-	7,539
Loans receivable, gross:
Pass	3,814	3,342	1,460	8,616	611,828	620,444	-	620,444
Special Mention	-	-	-	-	6,987	6,987	-	6,987
Substandard	38	-	-	38	1,436	1,474	1,822	3,296
Loans receivable, gross	$3,852	3,342	1,460	8,654	620,251	628,905	1,822	630,727

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

(In thousands)	Performing (Accruing) Loans
As of December 31, 2016:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	-	-	-	265,246	265,246	-	265,246
Special Mention	-	-	-	-	4,531	4,531	-	4,531
Substandard	-	-	-	-	1,452	1,452	-	1,452
	-	-	-	-	271,229	271,229	-	271,229
Residential Real Estate:
Pass	131	9	1,449	1,589	83,335	84,924	-	84,924
Substandard	-	-	-	-	-	-	1,590	1,590
	131	9	1,449	1,589	83,335	84,924	1,590	86,514
Commercial and Industrial:
Pass	47	4	-	51	60,692	60,743	-	60,743
Substandard	-	-	-	-	3	3	231	234
	47	4	-	51	60,695	60,746	231	60,977
Consumer and Other:
Pass	75	-	3	78	101,371	101,449	-	101,449
Construction:
Pass	-	-	-	-	53,895	53,895	-	53,895
Construction to permanent - CRE:
Pass	-	-	-	-	7,593	7,593	-	7,593
Loans receivable, gross:
Pass	253	13	1,452	1,718	572,132	573,850	-	573,850
Special Mention	-	-	-	-	4,531	4,531	-	4,531
Substandard	-	-	-	-	1,455	1,455	1,821	3,276
Loans receivable, gross	$253	13	1,452	1,718	578,118	579,836	1,821	581,657

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

There were no loans modified as TDRs and no defaults of TDRs during the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, there were no commitments to advance additional funds under TDRs.

Substantially all TDR loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below the contract rate, an extension of the term of the loan, or a combination of adjusting these two contractual attributes. TDR loan modifications may result in the forgiveness of principal or accrued interest. In addition, when modifying commercial loans, Patriot frequently obtains additional collateral or guarantor support. If the borrower has performed under the existing contractual terms of the loan and Patriot’s underwriters determine that the borrower has the capacity to continue to perform under the terms of the TDR, the loan continues accruing interest. Non-accruing TDRs may be returned to accrual status when there has been a sustained period of performance (generally six consecutive months of payments) and both principal and interest are reasonably assured of collection.

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of March 31, 2017 and December 31, 2016, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $8.9 million and $8.9 million were identified, for which $232,000 and $231,000 specific reserves were established, respectively. Loans not requiring specific reserves had sufficient collateral values, less costs to sell, supporting the carrying amount of the loans. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At March 31, 2017 exposure to the $8.9 million of impaired loans was related to 10 borrowers. In all cases, appraisal reports of the underlying collateral, if any, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were reduced by an estimate of the costs to sell the assets, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following summarizes the investment in, outstanding principal balance of, and the related allowance, if any, for impaired loans as of March 31, 2017 and December 31, 2016:

(In thousands)
	March 31, 2017			December 31, 2016
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$6,204	6,656	-	6,267	6,721	-
Residential Real Estate	1,908	1,941	-	1,911	2,915	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	541	630	-	542	631	-
Construction	-	287	-	-	-	-
	8,653	9,514	-	8,720	10,267	-
With a related allowance recorded:
Commercial Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-
Commercial and Industrial	232	232	232	231	231	231
Consumer and Other	-	-	-	-	-	-
Construction	-	-	-	-	-	-
	232	232	232	231	231	231
Impaired Loans, Total:
Commercial Real Estate	6,204	6,656	-	6,267	6,721	-
Residential Real Estate	1,908	1,941	-	1,911	2,915	-
Commercial and Industrial	232	232	232	231	231	231
Consumer and Other	541	630	-	542	631	-
Construction	-	287	-	-	-	-
Impaired Loans, Total	$8,885	9,746	232	8,951	10,498	231

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize additional information regarding impaired loans for the three months ended March 31, 2017 and 2016.

(In thousands)	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,236	73	7,270	91
Residential Real Estate	1,910	3	4,542	31
Commercial and Industrial	-	-	-	-
Consumer and Other	541	5	546	5
	8,687	81	12,358	127
With a related allowance recorded:
Commercial Real Estate	-	-	-	-
Residential Real Estate	-	-	-	-
Commercial and Industrial	231	-	2,977	-
Consumer and Other	-	-	2	-
	231	-	2,979	-
Impaired Loans, Total:
Commercial Real Estate	6,236	73	7,270	91
Residential Real Estate	1,910	3	4,542	31
Commercial and Industrial	231	-	2,977	-
Consumer and Other	541	5	548	5
Impaired Loans, Total	$8,918	81	15,337	127

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 4:     Deposits

The following table presents the balance of deposits held, by category as of March 31, 2017 and December 31, 2016.

(In thousands)	March 31, 2017	December 31, 2016

Non-interest bearing	$78,372	$76,772
Interest bearing:
NOW	26,156	29,912
Savings	140,352	131,429
Money market	15,304	15,593
Certificates of deposit, less than $250,000	182,499	160,609
Certificates of deposit, $250,000 or greater	59,684	51,077
Brokered deposits	58,592	63,932
Interest bearing, Total	482,587	452,552

Total Deposits	$560,959	$529,324

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 5: Share-Based Compensation and Employee Benefit Plan

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice is to grant RSAs; as of March 31, 2017 and December 31, 2016, there are no options or phantom stock units outstanding or that have been exercised.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain limitations. As of March 31, 2017, 2,885,516 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant. During the three months ended March 31, 2017, the Company did not grant any RSAs to directors and employees. During the three months ended March 31, 2016, the Company granted 52,200 restricted shares to employees and 5,884 restricted shares to directors, respectively. During the three months ended March 31, 2017, 2,231 shares of restricted stock became vested. All RSAs are non- participating grants.

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the three months ended March 31, 2017 and March 31, 2016, the Company recognized share-based compensation expense of $43,000 and $154,000, respectively.

For the three months ended March 31, 2017 and March 31, 2016, share-based compensation attributable to employees of Patriot amounted to $28,000 and $140,000, respectively.

Included in share-based compensation expense for the three months ended March 31, 2017 and March 31, 2016 were $15,000 and $14,000 attributable to Patriot’s external Directors, who received total compensation of $69,000 and $72,000 for each of those periods, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Operations.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares as of March 31, 2017 and 2016 and changes therein during the periods indicated:

Three months ended March 31, 2017:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	35,264	$12.84
Vested	(2,231)	$(13.03)
Unvested at March 31, 2017	33,033	$12.55

Three months ended March 31, 2016:
Unvested at December 31, 2015	55,854	$12.83
Granted	58,084	$15.25
Unvested at March 31, 2016	113,938	$14.06

Compensation expense attributable to the unvested restricted shares outstanding as of March 31, 2017 amounts to $412,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.7 years.

RSA Grant - Non-executive Employees

On January 4, 2016, the Company granted 100 restricted shares of common stock to each of eighty-seven full- and part-time non-executive employees as of December 31, 2015. The total number of shares granted was 8,700 at a grant date fair value of $15.50 per share, resulting in expected future employee compensation of $135,000. The shares granted vest in three-years on January 2, 2019 and are non-participating during the vesting period.

During the three months ended March 31, 2017, none of the shares granted were forfeited. The remaining 6,900 shares continue to vest and $71,000 of compensation expense is expected to be recognized through the January 2019 vesting date.

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent. During the three months ended March 31, 2017 and March 31, 2016, compensation expense under the 401K aggregated $34,000 and $43,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 6: Earnings per share

The Company is required to present basic earnings per share and diluted earnings per share in its Consolidated Statements of Operations. Basic earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding unvested RSAs granted to directors and employees. The dilutive effect resulting from these potential shares is determined using the treasury stock method. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted earnings per share.

The computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 follows:

(Net income in thousands)	Three Months Ended March 31,
	2017	2016
Basic earnings per share:
Net income attributable to Common shareholders	$1,730	653

Divided by:
Weighted average shares outstanding	3,892,726	3,956,207

Basic earnings per common share	$0.44	0.17

Diluted earnings per share:
Net income attributable to Common shareholders	$1,730	653

Weighted average shares outstanding	3,892,726	3,956,207

Effect of potentially dilutive restricted common shares	3,368	32,479

Divided by:
Weighted average diluted shares outstanding	3,896,094	3,988,686

Diluted earnings per common share	$0.44	0.16

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

The contractual amount of commitments to extend credit and standby letters of credit represents the maximum amount of potential accounting loss should the contract be fully drawn upon; the customer default; and the value of any existing collateral becomes worthless. Patriot applies its credit policies to entering commitments and conditional obligations and, as with its lending activates, evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that it effectively mitigates the credit risk of these financial instruments through its credit approval processes, establishing credit limits, monitoring the on-going creditworthiness of recipients and grantees, and the receipt of collateral as deemed necessary.

Financial instruments with credit risk at March 31, 2017 are as follows:

(In thousands)
As of March 31, 2017
Commitments to extend credit:
Unused lines of credit	$52,322
Undisbursed construction loans	19,064
Home equity lines of credit	20,300
Future loan commitments	15,422
Financial standby letters of credit	1,482
$108,590

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. The Bank has established a $5,000 reserve for credit loss as of March 31, 2017, which is included in accrued expenses and other liabilities.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The Company’s and the Bank’s regulatory capital amounts and ratios at March 31, 2017 and December 31, 2016 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	69,991	10.590	66,254	10.603	78,362	11.964	74,303	11.928
To be Well Capitalized(1)	-	-	-	-	65,497	10.000	62,292	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	60,585	9.250	53,727	8.625
For capital adequacy	52,872	8.000	49,989	8.000	52,398	8.000	49,834	8.000

Tier 1 Capital (to risk weighted assets):
Actual	64,286	9.727	61,571	9.854	72,657	11.093	69,620	11.176
To be Well Capitalized(1)	-	-	-	-	52,398	8.000	49,834	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	47,485	7.250	41,269	6.625
For capital adequacy	39,654	6.000	37,491	6.000	39,298	6.000	37,375	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	56,286	8.517	53,571	8.573	72,657	11.093	69,620	11.176
To be Well Capitalized(1)	-	-	-	-	42,573	6.500	40,490	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	37,661	5.750	31,925	5.125
For capital adequacy	29,740	4.500	28,119	4.500	29,474	4.500	28,031	4.500

Tier 1 Leverage Capital (to average assets):
Actual	64,286	9.416	61,571	9.296	72,657	10.645	69,620	10.518
To be Well Capitalized(1)	-	-	-	-	34,129	5.000	33,096	5.000
For capital adequacy	27,308	4.000	26,494	4.000	27,303	4.000	26,477	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - - the Company. Such categorization of capital adequacy only applies to insured depository institutions - - the Bank.

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

The capital buffer requirement is being phased in over three years beginning in 2016. The 0.625% capital conversation buffer for 2016 has been included in the minimum capital adequacy ratios in the 2016 column in the table above. The capital conversation buffer increased to 1.25% for 2017, which has been included in the minimum capital adequacy ratios in the 2017 column above.

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of March 31, 2017, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

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

The three levels of the fair value hierarchy consist of:

Level 1

Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities and certain U.S. and government agency debt securities).

Level 2	Observable inputs other than quoted prices included in Level 1, such as:
	-	Quoted prices for similar assets or liabilities in active markets (such as U.S. agency and government sponsored mortgage-backed securities)
	-	Quoted prices for identical or similar assets or liabilities in less active markets (such as certain U.S. and government agency debt securities, and corporate and municipal debt securities that trade infrequently)
	-	Other inputs that are observable for substantially the full term of the asset or liability (i.e. interest rates, yield curves, prepayment speeds, default rates, etc.).

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Loans

For variable rate loans, which periodically reprice with no apparent change in credit risk, carrying values, adjusted for credit losses inherent in the portfolios, are a reasonable estimate of fair value.

The fair value of fixed rate loans is estimated by discounting the future cash flows using the period-end rates, estimated by using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios.

Since individual loans do not trade on an open market and transfer of individual loans are private transactions that are not publicized, the fair value of the loan portfolio is classified within Level 3 of the fair value hierarchy. Patriot does not record loans at fair value on a recurring basis; however, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded to reflect the net realizable value expected to be collected on default by the borrower based on observable market inputs or current appraised value of collateral held. Fair values estimated in this manner do not fully incorporate an exit-price approach, but instead are based on a comparison to current market rates for comparable loans, adjusted by management based on the best information available.

OREO

The fair value of other OREO the Bank may obtain is based on current appraised property value less estimated costs to sell. When the fair value is based on unadjusted current appraised values, OREO is classified within Level 2 of the fair value hierarchy. Patriot classifies OREO within Level 3 of the fair value hierarchy when unobservable inputs are used to determine adjustments to appraised values. Patriot does not record OREO at fair value on a recurring basis, but rather initially records OREO at fair value and then monitors property and market conditions that may indicate a change in value is warranted.

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

Junior subordinated debt reprices quarterly, as a result, the carrying amount is considered a reasonable estimate of fair value. The Company does not record junior subordinated debt at fair value on a recurring basis.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Off-balance sheet instruments

Off-balance sheet financial instruments are based on interest rate changes and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The Company does not record its off-balance-sheet instruments at fair value (i.e., commitments to extend credit) on a recurring basis.

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of March 31, 2017 and December 31, 2016:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2017:
U. S. Government agency mortgage-backed securities	$-	4,656	-	4,656
Corporate bonds	-	8,937	-	8,937
Subordinated Notes	-	5,608	2,000	7,608

Available-for-sale securities	$-	19,201	2,000	21,201

December 31, 2016:
U. S. Government agency mortgage-backed securities	$-	10,441	-	10,441
Corporate bonds	-	8,961	-	8,961
Subordinated Notes	-	3,026	2,000	5,026

Available-for-sale securities	$-	22,428	2,000	24,428

As of March 31, 2017, there were no financial assets measured at fair value on a on a non-recurring basis. The following tables reflect financial assets measured at fair value on a non-recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of December 31, 2016:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016:
Other real estate owned ("OREO")	$-	-	851	851

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Unobservable Inputs used in Fair Value Measurement - Quantitative Information

December 31, 2016
Other Real Estate Owned (“OREO”)
Fair Value	$851

Valuation technique(1)	Independent appraised value of collateral
Unobservable Input(2)	Liquidation cost
Weighting of qualitative factors(3)	22.6% and (22.6)%

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

The Company discloses fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not necessarily represent the complete underlying value of the financial instruments included in the Consolidated Financial Statements.

The estimated fair value amounts have been measured as of March 31, 2017 and December 31, 2016 and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

The information presented should not be interpreted as an estimate of the total fair value of the Company’s assets and liabilities, since only a portion of Patriot’s assets and liabilities are liabilities are required to be measured at fair value for financial reporting purposes. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other bank holding companies may not be meaningful.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of March 31, 2017 and December 31, 2016:

(In thousands)		March 31, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$5,087	5,087	2,596	2,596
Interest-bearing deposits due from banks	Level 1	55,179	55,179	89,693	89,693
U. S. Government agency mortgage-backed securities	Level 2	4,656	4,656	10,441	10,441
Corporate bonds	Level 2	8,937	8,937	8,961	8,961
Subordinated Notes	Level 2	5,608	5,608	3,026	3,026
Subordinated Notes	Level 3	2,000	2,000	2,000	2,000
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,358	2,358	2,109	2,109
Federal Home Loan Bank stock	Level 2	5,489	5,489	5,609	5,609
Loans receivable, net	Level 3	625,030	623,915	576,982	576,757
Accrued interest receivable	Level 2	3,063	3,063	2,726	2,726

Financial assets, total		721,857	720,742	708,593	708,368

Financial Liabilities:
Demand deposits	Level 2	78,372	78,372	76,772	76,772
Savings deposits	Level 2	140,352	140,352	131,429	131,429
Money market deposits	Level 2	15,304	15,304	15,593	15,593
NOW accounts	Level 2	26,156	26,156	29,912	29,912
Time deposits	Level 2	242,183	242,023	211,686	210,321
Brokered deposits	Level 1	58,592	58,539	63,932	63,897
FHLB and correspondent bank borrowings	Level 2	124,000	124,120	138,000	138,149
Senior notes	Level 2	11,647	11,647	11,628	11,628
Subordinated debentures	Level 2	8,080	8,080	8,079	8,079
Note payable	Level 3	1,722	1,570	1,769	1,565
Accrued interest payable	Level 2	343	343	118	118

Financial liabilities, total		706,751	706,506	688,918	687,463

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

In the normal course of its operations, the Company assumes interest rate risk (the risk that general interest rate levels will change). As a result, the fair values of the Company’s financial assets and liabilities are affected when interest market rates change, which change may be either favorable or unfavorable. Management attempts to mitigate interest rate risk by matching the maturities of its financial assets and liabilities. However, borrowers with fixed rate obligations are less likely to prepay their obligations in a rising interest rate environment and more likely to prepay their obligations in a falling interest rate environment. Conversely, depositors receiving fixed rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors market rates of interest and maturities of its financial assets and liabilities, adjusting the terms of new loans and deposits in an attempt to minimize interest rate risk. Additionally, management mitigates its overall interest rate risk through its available funds investment strategy.

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at March 31, 2017 and December 31, 2016. The estimated fair value of fee income on letters of credit at March 31, 2017 and December 31, 2016 was insignificant.

Note 10:     Recent Accounting Pronouncements

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

ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the classification of certain specific transactions presented on the Statement of Cash Flows, in order to improve consistency across entities. Debt prepayment or extinguishment, debt-instrument settlement, contingent consideration payments post-business combination, and beneficial interests in securitization transactions are specific items addressed by this ASU that may affect the Bank. Additionally, the ASU codifies the predominance principle for classifying separately identifiable cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The purpose of the standard is to improve consistency and comparability among companies with respect to the reporting of changes in restricted cash and cash equivalents on the Statement of Cash Flows. The ASU requires the Statement of Cash Flows to include all changes in total cash and cash equivalents, including restricted amounts, and to the extent restricted cash and cash equivalents are presented in separate line items on the Balance Sheet, disclosure reconciling the change in total cash and cash equivalents to the amounts shown on the Balance Sheet are required. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. As of March 31, 2017 and December 31, 2016, Patriot does not have restricted cash and cash equivalents separately disclosed on its Balance Sheet. In the future, if Patriot’s activities warrant presenting separate line items on its Balance Sheet for restricted cash and cash equivalents, management does not envision any difficulties implementing the requirements of ASU 2016-18, as applicable.

ASU 2017-08

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted for all entities, including adoption in an interim period. If an entity early adopts the ASU in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company has not yet determined the impact the adoption of ASU 2017-08 will have on the consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan losses, the analysis and valuation of its investment securities and the valuation of deferred tax assets, as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017 for additional information.

Summary

The Company reported net income for the first quarter of 2017 of $1.7 million ($0.44 basic and diluted earnings per share) compared to net income of $653,000 ($0.17 basic and $0.16 diluted earnings per share) for the quarter ended March 31, 2016, an increase of 165%. On a pre-tax basis, the Company earned $2.9 million for the three month period ended March 31, 2017, an increase of $1.8 million, or 168% over the first quarter of 2016.

Total assets increased $18.1 million or 2%, from $756.7 million at December 31, 2016 to $774.8 million at March 31, 2017.

●	Cash and cash equivalents decreased $32.0 million or 35%, from $92.3 million at December 31, 2016 to $60.3 million at March 31, 2017.
●	The net loan portfolio increased $48.0 million or 8%, from $577.0 million at December 31, 2016 to $625.0 million at March 31, 2017.

Total liabilities increased $16.2 million or 2%, from $694.1 million at December 31, 2016 to $710.3 million at March 31, 2017.

●	Deposits increased $31.7 million or 6%, from $529.3 million to $561.0 million.
●	Following historical seasonal trends, non-interest bearing deposits increased by $1.6 million or 2%.
●

Interest bearing deposits increased $30.0 million or 7%, mostly relating to increases of $30.4 million or 30% in Certificates of deposits, $8.9 million or 7% in Savings accounts, partially offset by decreases of $5.3 million or 7% in brokered deposits, and $4.0 million or 14% in NOW and Money Market accounts, respectively.

Equity increased $1.8 million or 3%, from $62.6 million at December 31, 2016 to $64.4 million at March 31, 2017, primarily due to $1.7 million of year-to-date net income, $43,000 of equity compensation, and $98,000 of investment portfolio unrealized gains.

FINANCIAL CONDITION

Cash and Cash Equivalents

●

Cash and cash equivalents decreased $32.0 million, from $92.3 million at December 31, 2016 to $60.3 million at March 31, 2017. The Company funded $72.9 million in purchases of loans, $14.0 million in repayments of FHLB and correspondent bank borrowings, $11.5 million in purchases of available-for sale securities. The effect of these outlays was partially offset by a $31.6 million increase in deposits, $26.5 million decrease in net originations of loans receivable, and $9.8 million of proceeds from sales and principal repayments on available for sale securities, and $513,000 in net cash provided by operations during the period.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

	March 31,	December 31,	Inc/(Dec)	Inc/(Dec)
(In thousands)	2017	2016	($)	(%)
U. S. Government agency mortgage-backed securities	$4,656	10,441	(5,785)	(55.41)%
Corporate bonds	8,937	8,961	(24)	(0.27)%
Subordinated Notes	7,608	5,026	2,582	51.37%
Total Available-for-Sale Securities	$21,201	24,428	(3,227)	(13.21)%

Available-for-sale securities decreased $3.2 million or 13%, from $24.4 million at December 31, 2016 to $21.2 million at March 31, 2017. This decrease was primarily attributable to the sale of approximate $5.0 million of Government agency mortgage-backed securities and repayments of principal on the same securities. The Company received $9.0 million from sales of corporate bonds, which was offset by purchase of a different set of $9.0 million corporate bonds with superior rates of return. In addition $2.5 million subordinated notes were purchased.

Loans

The following table is a summary of the Company’s loan portfolio at the dates shown:

(In thousands)	March 31,	December 31,	Inc/(Dec)	Inc/(Dec)
Loan portfolio segment:	2017	2016	($)	(%)
Commercial Real Estate	$265,268	271,229	(5,961)	(2.20)%
Residential Real Estate	155,140	86,514	68,626	79.32%
Commercial and Industrial	62,375	60,977	1,398	2.29%
Consumer and Other	95,893	101,449	(5,556)	(5.48)%
Construction	44,512	53,895	(9,383)	(17.41)%
Construction to permanent - CRE	7,539	7,593	(54)	(0.71)%
Loans receivable, gross	630,727	581,657	49,070	8.44%
Allowance for loan losses	(5,697)	(4,675)	(1,022)	21.86%
Loans receivable, net	$625,030	576,982	48,048	8.33%

The Company’s gross loan portfolio increased $49.0 million, or 8%, from $581.7 million at December 31, 2016 to $630.7 million at March 31, 2017. The increase in loans was primarily attributable to purchases of $72.9 million residential real estate loans, which was offset by $23.0 million decrease in net origination of loans receivable.

At March 31, 2017, the net loan to deposit ratio was 111% and the net loan to total assets ratio was 81%. At December 31, 2016, these ratios were 108% and 76%, respectively.

Allowance for Loan Losses

The allowance for loan losses increased $1.0 million or 22% from $4.7 million at December 31, 2016 to $5.7 million at March 31, 2017. The increase was primarily attributable to a $2.8 million increase in recoveries within our Commercial and Industrial category that was offset by $1.7 million provision (credit) for all loan categories.

The overall credit quality of the loan portfolio continues to be strong and stable. Based upon the overall assessment and evaluation of the loan portfolio at March 31, 2017, management believes the allowance for loan losses of $5.7 million, which represents 0.9% of gross loans outstanding, was adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

(In thousands)	March 31,	December 31,
	2017	2016
Loans past due over 90 days and still accruing	$1,460	1,452
Non-accruing loans	1,822	1,821
Total	$3,282	3,273

% of Total Loans	0.53%	0.57%
% of Total Assets	0.42%	0.43%

The $1.8 million of non-accrual loans at March 31, 2017 is comprised of four relationships, for which a specific reserve of $232,000 has been established.

The Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment.

The $1.8 million of non-accrual loans at December 31, 2016 was comprised of three borrowers, for which a specific reserve of $231,000 had been established.

Other Real Estate Owned

As of March 31, 2017 and December 31, 2016, OREO of $851,000, consisting of a single undeveloped property (i.e., raw land) zoned for multi-use construction, was reported on the Balance Sheet. The carrying amount was comprised of $840,000 representing the value of the loan receivable due from the mortgagor of the foreclosed property and a gain of $11,000 recognized upon taking possession of the property in May 2016. The gain was the excess of the fair value of the property at the date of possession over the loan receivable's carrying amount, after deducting an estimate of costs to liquidate the property.

Deferred Taxes

Deferred tax assets decreased $941,000, from $12.6 million at December 31, 2016 to $11.7 million at March 31, 2017. This decrease was primarily due to net operating loss carry forwards applied to the tax liability on current year taxable income and net unrealized gains on the investment portfolio.

The Company will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	March 31,	December 31,	Inc/(Dec)	Inc/(Dec)
	2017	2016	($)	(%)
Non-interest bearing	$78,372	76,772	1,600	2.08%
Interest bearing:
NOW	26,156	29,912	(3,756)	(12.56)%
Savings	140,352	131,429	8,923	6.79%
Money market	15,304	15,593	(289)	(1.85)%
Certificates of deposit, less than $250,000	182,499	160,609	21,890	13.63%
Certificates of deposit, $250,000 or greater	59,684	51,077	8,607	16.85%
Brokered deposits	58,592	63,932	(5,340)	(8.35)%
Total Interest bearing	482,587	452,552	30,035	6.64%

Total Deposits	$560,959	529,324	31,635	5.98%

Deposits increased $31.6 million or 6%, from $529.3 million at December 31, 2016 to $561.0 million at March 31, 2017. The increase was substantially the result of an effort to attract new deposits and strengthen the loyalty of the existing customer base by offering attractive rates compared to market since fourth quarter of 2016. The effort was part of a strategy to establish long-term relationships for sustained growth and profitability. The increase in deposits, most notably in the category of time certificates, signifies the success in strengthening the Bank’s liquidity by refocusing its operations on its customer base. The Company continues to implement deposit growth initiatives.

Borrowings

Total borrowings reduced by $14.0 million or 10%, from $159.4 million at December 31, 2016 to $145.4 million at March 31, 2017. Borrowings consist primarily of Federal Home Loan Bank (“FHLB”) advances, senior notes, junior subordinated debentures and a note payable. The decrease was primarily attributable to repayment of $15.0 million Zions Bank borrowings, as the short term borrowings were in place for liquidity needs at year end December 31, 2016.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB"). Borrowings from the FHLB are limited to a percentage of the value of qualified collateral, as defined on the FHLB Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of March 31, 2017, the Bank had $13.2 million of available borrowing capacity from the FHLB.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB. At March 31, 2017 and December 31, 2016, no funds had been borrowed under the line of credit.

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

The Correspondent Bank Agreement provides for up to $16 million in funds of which no funds was outstanding as of March 31, 2017. The Correspondent Bank Agreement is unsecured, currently requires a compensating balance of $250,000 to remain on account with Zions Bank at all times, pays interest on funds on account (e.g., Fed funds sweep, compensating balance) at variable rates depending on the total deposit, and charges interest on advances at Zions Bank’s daily Fed funds rate, which is variable.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior notes”). Interest on the Senior notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior notes to recognize a constant rate of interest expense. At March 31, 2017 and December 31, 2016, $353,000 and $372,000 of unamortized debt issuance costs have been deducted from the face amount of the Senior notes included in the Consolidated Balance Sheet.

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

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of March 31, 2017 and December 31, 2016, the note had a balance outstanding of $1.7 million and $1.8 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

Equity

Equity increased $1.8 million from $62.6 million at December 31, 2016 to $64.4 million at March 31, 2017, primarily due to $1.7 million of year-to-date net income, $43,000 of equity compensation, and $98,000 of investment portfolio unrealized gains.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements, which primarily consist of commitments to lend, increased $10.2 million from $98.4 million at December 31, 2016 to $108.6 million at March 31, 2017.

RESULTS OF OPERATIONS

Net Interest Income

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended March 31, 2017 and 2016:

(In thousands)
	Three months ended March 31,
	2017			2016
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$569,463	6,607	4.71	485,359	5,840	4.83
Cash equivalents	36,030	64	0.72	51,524	41	0.32
Investments	34,843	253	2.92	42,200	228	2.17

Total interest earning assets	640,336	6,924	4.38	579,083	6,109	4.23

Cash and due from banks	4,515			3,027
Premised and equipment, net	32,881			29,633
Allowance for loan losses	(4,748)			(5,245)
OREO	499			-
Other assets	17,301			17,027

Total Assets	$690,784			623,525

Liabilities
Interest bearing liabilities:
Deposit	$464,516	989	0.86	358,871	473	0.53
Borrowings	67,437	78	0.47	113,823	121	0.43
Senior notes	11,635	229	7.97	-	-	-
Subordinated debt	8,248	85	4.16	8,248	82	3.97
Note Payable	1,737	9	1.77	1,923	8	1.67

Total interest bearing liabilities	553,573	1,390	1.02	482,865	684	0.57

Demand deposits	71,055			75,471
Other liabilities	2,689			2,798

Total Liabilities	627,317			561,134

Shareholders' equity	63,467			62,391

Total Liabilities and Shareholders' Equity	$690,784			623,525

Net interest income		5,534			5,425
Interest margin			3.50			3.76
Interest spread			3.36			3.66

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three months ended March 31, 2017 and 2016:

(In thousands)
	Three Months Ended March 31,
	2017 compared to 2016
	Increase/(Decrease)
	Volume	Rate	Total
Interest Earning Assets:
Loans	$964	(197)	767
Cash equivalents	(12)	35	23
Investments	(41)	66	25

Total interest earning assets	911	(96)	815

Interest bearing liabilities:
Deposit	165	351	516
Borrowings	(50)	7	(43)
Senior notes	229	-	229
Subordinated debt	-	3	3
Note Payable	1	-	1

Total interest bearing liabilities	345	361	706

Net interest income	$566	(457)	109

For the quarter ended March 31, 2017, interest income increased $815,000 or 13% as compared to the quarter ended March 31, 2016, as focused growth and diversification in the loan portfolio yielded an increase in interest income. Average loan balances increased $84.1 million as compared to the quarter ended March 31, 2016 primarily driven by $72.9 million purchases of loan pools during the first quarter of 2017.

Average yields on investment securities improved from 2.17% in 2016 to 2.92% in 2017, resulting in higher interest income of $23,000. This increase was primarily due to the purchase of corporate bonds and subordinated bonds from two creditworthy financial institutions during the first quarter of 2017.

As the loan pipeline continues to grow in 2017, so did the need to increase the Bank’s deposit base and liquidity sources. Since the second half of 2016, the Bank has adopted a certificate of deposits (CD) program to attract term deposits at competitive rates. The program was successful and total CD increased $31 million during the first quarter of 2017.

Total interest expense increased $706,000 or 103% as compared to the quarter ended March 31, 2016, primarily driven by $516,000 increase in interest on deposits as the result of an increase in deposit rates, and $ 229,000 increase in interest expense on senior debt that was issued in December 2016. These increases were offset by a reduction of $43,000 in interest on FHLB borrowings.

Net interest margin for the quarter ended March 31, 2017 was 3.50% as compared to 3.76% for the quarter ended March 31, 2016. The results primarily from a 0.5% increase in the average yield on interest bearing liabilities.

Credit for Loan Losses

For the three months ended March 31, 2017, credit for loan losses of $1.7 million was recorded. No credit or provision was recorded in the three months ended March 31, 2016. This is primarily attributable to a single recovery in its Commercial and Industrial portfolio segment. Potential loss on the loan was fully reserved against during 2016 and the loan was charged off during the fourth quarter of 2016. In March 2017, the Bank received $2.8 million of insurance recovery.

Non-interest income

Non-interest income decreased $133,000 from $410,000 for the quarter ended March 31, 2016 to $277,000 for the quarter ended March 31, 2017. The decrease is primarily attributable to decrease of $46,000 in loan activity fees and a $78,000 loss on sale of investment securities.

Non-interest expense

Non-interest expense decreased $70,000 from $4.8 million for the quarter ended March 31, 2016 to $4.7 million for the quarter ended March 31, 2017. The decrease is primarily attributable to reduction of $165,000 data processing expense and reduction of $120,000 salaries and benefits, which was offset by $243,000 increase in professional and other outside services and $32,000 increase in regulatory assessments. The reduction in data processing expense is primarily the result of a broad-based operational improvement initiative. The increase in professional and other outside services results primarily from increased consulting fees incurred in the operational improvement initiative.

Liquidity

The Company’s liquidity ratio was 10.4% at March 31, 2017 compared to 14.9% at December 31, 2016. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets, as described in the accompanying Consolidated Balance Sheets, are considered liquid assets: cash and cash due from banks, federal funds sold (if any), short-term investments (if any) and unpledged available-for-sale securities. Liquidity is a measure of the Company’s ability to generate adequate cash to meet its financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts. Management believes the Company’s liquid assets provide sufficient coverage to satisfy loan demand, cover potential fluctuations in deposit accounts, and to meet other anticipated operational cash requirements.

Capital

The following table illustrates the Company’s and the Bank’s regulatory capital ratios as of March 31, 2017 and December 31, 2016:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	69,991	10.590	66,254	10.603	78,362	11.964	74,303	11.928
Tier 1 Capital (to risk weighted assets)	64,286	9.727	61,571	9.854	72,657	11.093	69,620	11.176
Common Equity Tier 1 Capital (to risk weighted assets)	56,286	8.517	53,571	8.573	72,657	11.093	69,620	11.176
Tier 1 Leverage Capital (to average assets)	64,286	9.416	61,571	9.296	72,657	10.645	69,620	10.518

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

The capital buffer requirement is being phased in over three years beginning in 2016. The 0.625% capital conservation buffer for 2016 has been included in the minimum capital adequacy ratios in 2016 column in the table above. The capital conversation buffer increased to 1.25% for 2017, which has been included in the minimum capital adequacy ratios in the 2017 column above.

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of March 31, 2017, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

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

Stock Repurchase Program

The following table presents share repurchases of Patriot’s common stock during the three months ended December 31, 2016.

Period Beginning	Period Ending	No. of Shares Purchased(1)	Average Price Paid per Share	No. of Shares Purchased as part of Publicly Announced Plans(1)	Maximum No. of Shares that may yet be Purchased Under the Plans(1)
November 1, 2016	November 30, 2016	629	$13.73	629	498,853
December 1, 2016	December 31, 2016	71,324	$14.04	71,324	427,529

Three-months ended December 31, 2016		$71,953	$14.04	0	0

(1)

All shares have been repurchased in connection with the stock repurchase program (the "Program") authorized by the Company's Board of Directors on July 29, 2016. The Program authorizes the Company's chairman to direct the Company to repurchase up to 500,000 shares of Patriot's common stock on the open-market or in private transactions, through July 31, 2017.

There were no Patriot’s common stock share repurchased during the three-month period ended March 31, 2017 and 2016.

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

The exposure to interest rate risk is monitored by the Management Asset and Liability Committee consisting of senior management personnel. The Committee reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. This Committee reports to the Board of Directors. In addition to the Management Asset and Liability Committee, there is a Board Asset and Liability Committee (“ALCO”), which meets quarterly. ALCO monitors the interest rate risk analyses, reviews investment transactions during the period and determines compliance with the Company’s Investment, ALCO and Liquidity policies.

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

The tables below set forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases. The analyses indicate the rate risk embedded in the Company’s portfolio at the dates indicated should all interest rates instantaneously rise or fall. The results of these changes are added to or subtracted from the base case; however, there are certain limitations to these types of analyses. Rate changes are rarely instantaneous and these analyses may therefore overstate the impact of short-term repricings. As a result of the historically low interest rate environment, the calculated effects of the 100 and 200 basis point downward shocks cannot absolutely reflect the risk to earnings and equity, since the interest rates on certain balance sheet items have approached their minimums. Therefore, it is not possible for the analyses to fully measure the true impact of these downward shocks.

(In thousands)
	Net Portfolio Value - Performance Summary
	As of March 31, 2017			As of December 31, 2016
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	98,791	(7,748)	(7.3)	102,546	(1,629)	(1.6)
+100	103,345	(3,195)	(3.0)	104,044	(130)	(0.1)
BASE	106,540	-	-	104,174	-	-
-100	108,896	2,356	2.2	105,408	1,233	1.2
-200	111,658	5,119	4.8	107,152	2,977	2.9

	Net Interest Income - Performance Summary
	March 31, 2017			Year ended December 31, 2016
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	25,654	(153)	0.6	25,588	976	4.0
+100	25,747	(60)	0.2	25,149	538	2.2
BASE	25,807	-	-	24,611	-	-
-100	25,263	(544)	(2.1)	23,956	(655)	(2.7)
-200	25,260	(547)	(2.1)	24,073	(538)	(2.2)

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the aforementioned officers concluded that, as of March 31, 2017, The Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

A material weakness in the Company’s internal control over financial reporting was disclosed in Item 9A, Controls and Procedures, of the Company’s annual report on Form 10-K, for the year ended December 31, 2016. The Company did not have effective controls over (i) the recording, monitoring and valuation of eligible collateral when calculating specific reserves on impaired loans; and (ii) controls over the development and monitoring of qualitative factors used in calculating the general component of the loan loss reserve in accordance with the approved allowance for loan losses policy.  Based on the evaluation, management concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were not effective as a result of the material weakness in internal controls over financial reporting that affected its financial reporting during the second and third quarters of 2016.

In response to the identified material weakness, management implemented changes to its disclosure controls and procedures and its system of internal control over financial reporting in each of the quarters ended December 31, 2016 and March 31, 2017, including changes to the process and procedures for establishing allowances for loan loss and enhancements to create a more robust review process. Other implemented enhancements include strengthened controls over the monitoring and valuation of collateral related to loans deemed to be impaired and for which specific reserves have been established.

Management believes all necessary disclosure controls and procedures needed to provide reasonable assurance that information will be communicated in a timely fashion to management are now in place.

Other than as described in Item 4: Disclosure Controls and Procedures, no other changes in the Company’s internal controls over financial reporting have occurred during the Company’s fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:      Legal Proceedings

Neither the Company nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or the Bank is a party or any of its property is subject.

Item 1A:   Risk Factors

During the three months ended March 31, 2017, there were no material changes to the risk factors relevant to the Company’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2016, except as follows.

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

Date: May 12, 2017
Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer