Form 10-K/A
period 2016-12-31
PATRIOT NATIONAL BANCORP INC
filed 2017-08-01
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $9.6 million based on the last sale price of the Common Stock as of June 30, 2015 (the last business day of the most recently completed second fiscal quarter).

There were 3,939,587 shares of the registrant’s Common Stock issued and outstanding as of July 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Annual Report on Form 10-K (the “Annual Report”) of Patriot National Bancorp, Inc. (“Patriot”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2016, was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017, and this Amendment No. 1 is being filed solely to include responses to the items required by Part III of the Annual Report. This Amendment No. 1 does not reflect events occurring after March 31, 2017, the date of the filing of the Annual Report, or modify or update those disclosures that may have been affected by subsequent events.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated August 1, 2017 in connection with this Amendment No. 1 on Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 1, 2017.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position
Michael A. Carrazza	51	Chairman of the Board of Directors and Interim Chief Executive Officer of Patriot and Patriot Bank, N.A.
Richard A. Muskus Jr.	49	President and Director; President and Chief Lending Officer of Patriot Bank, N.A.
Joseph D. Perillo	61	Executive Vice President and Chief Financial Officer; Executive Vice President and Chief Financial Officer of Patriot Bank, N.A.
Frederick K. Staudmyer	61	Secretary and Chief Human Resources Officer; Executive Vice President and Chief Administrative Officer of Patriot Bank, N.A.
Samuel S. Davis	61	Executive Vice President and Chief Credit Officer of Patriot Bank, N.A.
Judith P. Corprew	55	Executive Vice President and Chief Compliance & Risk Officer of Patriot and Patriot Bank, N.A.
Edward N. Constantino	70	Director
Raymond B. Smyth	70	Director
Emile Van den Bol	53	Director
Michael Weinbaum	50	Director

Michael A. Carrazza

Mr. Carrazza has been Chairman of the Board of Directors of the Company since 2010 and Interim Chief Executive Officer since August 2016. Through PNBK Sponsor, Mr. Carrazza manages PNBK Holdings, LLC (“PNBK Holdings”), the Company’s largest shareholder. Mr. Carrazza is also CEO of Solaia Capital Advisors, an investment management company. In 2012, Mr. Carrazza led the spin-out of the Bank of Ireland’s U.S. Asset-Based Lending Group, now known as Siena Lending Group, and serves as its Chairman. In 2004, he co-founded Bard Capital Group where he sponsored several transactions in the industrial sector. From 2001 until 2003, he was principal at The Glen Rock Group, a middle market investment firm, where he structured and financed the buyout of International Surface Preparation Group, Inc. (“ISPC”) from U.S. Filter/Vivendi. He subsequently worked at ISPC as Vice President in the office of the Chairman, managing the company’s financings, restructure and subsequent sale. Mr. Carrazza led the financing and restructuring of Mitchell Madison Group and served on the firm’s Executive Team, where he assisted in the firm’s global expansion and managed its subsequent sale to US Web/CKS. Mr. Carrazza began his career at Goldman, Sachs & Co. Mr. Carrazza earned his MBA in Finance from The Stern School of Business at New York University and his B.S. in Electrical Engineering from The Pennsylvania State University.

Richard A. Muskus

Mr. Muskus has been President of the Company since January 26, 2017 and a Director since July 19, 2017. He also serves as President and Chief Lending Officer of Patriot Bank, N.A. (the “Bank”). Prior to becoming President of the Company and the Bank, Mr. Muskus had served as the Bank’s Executive Vice President and Chief Lending Officer since February 2014. He helped significantly expand the size and scope of the Bank’s commercial loan portfolio, introducing new products and initiatives, as well as overseeing the financing objectives of numerous vital community projects such as the Wall Street Theater restoration and the Greenwich Skating Club’s recent expansion. Throughout his Patriot banking career, Mr. Muskus has been responsible for developing new and successful commercial loan underwriting methods and credit standards for the Bank. Mr. Muskus is well known in the Greenwich community and is a highly respected second-generation banker with over 25 years of financial and lending experience. He began his career at State Street Bank in Boston and then expanded into analytical roles with Merrill Lynch and J.P. Morgan Investment Management. Mr. Muskus became SVP of Commercial Lending of The

Greenwich Bank & Trust Company in 2000 before serving as President of the bank from 2010 to 2014. He is Director Emeritus and former President of the Board of Directors of the Transportation Association of Greenwich, a nonprofit operating 17 vehicles transporting the elderly and disabled. He serves as President of the Joseph Pilsudski Society of Greenwich and is the Fiduciary and Administrator of the Jane C. Bausman Scholarship Fund, administered by the Greenwich Scholarship Association. Mr. Muskus earned his Bachelor of Science in Accountancy from Bentley University in Waltham, MA.

Joseph D. Perillo

Mr. Perillo is Executive Vice President and Chief Financial Officer of the Company and the Bank. He served as a senior executive consultant for several months beginning in January 2017, tasked with assessing the finance department’s processes and improving operations and internal controls. Mr. Perillo is a recognized finance industry leader with over two decades of experience in the banking industry, having served as Chief Accounting Officer and Chief Financial Officer for iQor Inc., a $1.5 billion global leader in business process outsourcing. He began in public accounting with KPMG and then spent over 20 years in banking with Citibank, NatWest and as Senior Vice President & Controller for GreenPoint Financial, then one of the 50 largest banking companies in the U.S. Mr. Perillo earned his Bachelor of Science in accounting from St. John’s University and is a Certified Public Accountant.

Frederick K. Staudmyer

Mr. Staudmyer has served as the Company’s Secretary and Chief Human Resources Officer since November 2014. He is also the Executive Vice President and Chief Administrative Officer of Patriot Bank, N.A., overseeing human resources, retail and deposit operations, corporate governance, the customer support center, property development and facilities management. Mr. Staudmyer previously served as Assistant Dean at Cornell University’s Johnson Graduate School of Management. Bringing more than 30 years of human resources, general management and corporate leadership experience, he has served at leading financial institutions where he directed talent acquisition and development, including this role at Chase Manhattan Bank, now JPMorgan Chase. He also served as President and COO at a national legal services and staffing company for over seven years. Mr. Staudmyer earned his MBA from the Johnson Graduate School of Management at Cornell and his Bachelor of Science at Cornell’s School of Industrial & Labor Relations. He has served on the board of directors of the MBA Career Services Council and as an Advisory Council Member of Cornell University’s Entrepreneurial and Personal Enterprise Program.

Samuel S. Davis

Mr. Davis has served as Executive Vice President and Chief Credit Officer of Patriot Bank, N.A. since April 2013, overseeing the Bank’s loan portfolio, lending activities and compliance as well as ensuring operating policies, procedures, objectives and goals. He joined the Patriot team in 2009, serving as the Bank’s Senior Lending Officer from September 2011 to April 2013. In that role, he was responsible for new business development and managing the Bank’s portfolio. His 30-year commercial banking career includes senior-level positions at both community and regional banks in both Connecticut and New York, where he had a proven track record of improving asset quality while originating business transactions from $250,000 to $10 million. Mr. Davis earned his Bachelor of Science degree from Cornell University and his MBA from University of Connecticut.

Judith P. Corprew

Ms. Corprew has served as Executive Vice President and Chief Compliance & Risk Officer of the Bank since March 2015, ensuring compliance with local, state and federal regulations, and risk management. She serves as Chair of the Bank’s Compliance & Enterprise Risk Committee, as well as a member of its Audit, Steering and CRA Committees. She holds a Certified Regulator Compliance Manager certification, a highly regarded recognition by the American Bankers Association. With three decades of credit and risk management experience, she has held leadership positions at community-focused financial institutions and mortgage companies throughout the Tri-State area. Early in her banking career, Ms. Corprew was awarded honors for establishing a profitable mortgage center. A staunch advocate for teaching financial literacy skills, Ms. Corprew has led educational seminars and events at local schools, clubs and community organizations. She has also held workshops on first-time home buying, credit and budgeting. She is a member of the United Way and Stamford Financial Stability Collaborative, and has served as a financial coach for United Way. She is a member of the Bank Compliance Association of Connecticut, Institute of Certified Bankers and Regulatory Compliance Group of Fairfield County. She is also a board member of The Helpers Club Scholarship Foundation of Stamford. Ms. Corprew earned her bachelor’s degree from Rutgers University and a master’s degree in finance from Post University in Waterbury, CT.

Edward N. Constantino

Mr. Constantino has over 40 years of audit, advisory and tax experience working for two major accounting firms, Arthur Anderson LLP and KPMG LLP. Mr. Constantino retired from KPMG in late 2009, where he was an Audit Partner in charge of the Firm’s real estate and asset management businesses. Mr. Constantino is a member of the Board of Directors of ARC Property Trust and a member of the Board and Audit Committee Chair of NexPoint Residential Trust. Mr. Constantino also serves as a consultant for the law firm of Skadden Arps. Mr. Constantino’s specific skills include auditing national and multinational organizations, internal control and compliance, financial reporting, regulatory reporting, risk management, asset valuation, accounting and finance and transaction structuring. He is a licensed CPA, a Member of the American Institute of Certified Public Accountants and a Member of the New York State Society of Public Accountants. He is currently a Member of the Board of Trustees and the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the issued and outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all Section 16(a) forms to the Company. Based solely upon a review of Section 16(a) forms furnished to the Company, the following filings are known to be late:

Filer	Form	Date of Event	Date of Filing
Susan Neilson (1)	4	01/04/2016	01/21/2016
Neil M. McDonnell	3	01/05/2016	02/10/2016
Richard A. Muskus	4	12/15/2016	12/28/2016
Samuel S. Davis	4	12/19/2016	12/28/2016

(1)	Ms. Neilson also filed a Form 3 on 01/21/2016 with a date of event requiring statement as of 01/01/2015.

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

Code of Ethics

We have a Code of Ethics that governs all of our employees, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer or persons performing similar functions. A copy of our Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 25, 2005. We will provide a copy of our Code of Ethics free of charge to any person upon written request to us at the following address: 900 Bedford Street, Stamford, Connecticut 06901; Attn: Chief Financial Officer.

Board of Directors

The Board of Directors currently consists of six members. Directors serve until their successors are duly elected or appointed. The Board of Directors has designated a Compensation Committee, Audit Committee, Nominating and Corporate Governance Committee and Executive Committee of the Board. Messrs. Constantino (chairman), and Van den Bol are members of the Compensation Committee; Messrs. Constantino (chairman), Smyth, and Van den Bol are members of the Audit Committee; Messrs. Van den Bol (chairman), Carrazza, Constantino and Weinbaum are members of the Nominating and Corporate Governance Committee; and Messrs Carrazza (chairman), Constantino and Van den Bol are members of the Executive Committee of the Board.

Audit Committee Financial Expert

Our Board of Directors has determined that Edward N. Constantino and Raymond Smyth are the financial experts serving on our Audit Committee.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our Chief Executive Officer, Chief Financial Officer and other executive officers who received the highest annual compensation.

me and Principal Position(s)	Year	Salary	Bonus	Restricted Stock		All Other Annual Compensation		Total
Michael A. Carrazza (2)	2016	$300,000	$—		$—	$5,288	(1)	$305,288
Chairman and Interim Chief Executive Officer	2015	$311,538	$—		$—	$4,154	(1)	$315,692
Kenneth T. Neilson (3)	2016	$—	$150,000	$		$159,725	(4)	$309,725
President and Chief Executive Officer	2015	$—	$200,000		$402,410	$259,274	(5)	$861,684
Christina L. Maier (6)	2016	$46,591	$—		$—	$3,198	(1)	$49,789
Executive Vice President and Chief Financial Officer	2015	$218,077	$—		$—	$7,269	(1)	$225,346
Neil M. McDonnell (7)	2016	$225,000	$—		$—	$—		$225,000
Chief Financial Officer	2015	$—	$—		$—	$—		$—
Richard A. Muskus (8)	2016	$228,654	$—		$21,349	$6,860	(1)	$256,863
President and Director; President and Chief Lending Officer of the Bank	2015	$228,269	$—		$—	$6,612	(1)	$234,881
Frederick K. Staudmyer	2016	$218,654	$20,000		$28,040	$5,619	(1)	$272,313
Secretary and Chief Human Resources Officer; Executive Vice President and Chief Administrative Officer of Patriot Bank, N.A.	2015	$215,192	$—		$—	$3,935	(1)	$219,217
Samuel Davis	2016	$217,308	$10,000		$8,107	$7,181	(1)	$242,596
Executive Vice President and Chief Credit Officer	2015	$213,500	$—		$6,008	$7,085	(1)	$226,593

(1)	Includes a 401(k) company match contribution.
(2)	Mr. Carrazza was appointed as Interim Chief Executive Officer in August 2016.
(3)	Mr. Neilson resigned as President and Chief Executive Officer in August 2016.
(4)	Includes $141,725 fringe benefit, $12,000 car allowance and $6,000 401(k) company match contribution.
(5)	Includes an $18,000 annual automobile allowance, $168,917 housing costs, $66,357 travel reimbursements and $6,000 401(k) company match contribution.
(6)	Ms. Maier resigned from the position of Chief Financial Officer as of January 2016 and Executive Vice President as of April 2016.
(7)	Mr. McDonnell was appointed as Chief Financial Officer as of January 2016 and resigned from the position as of May 2017.
(8)	Mr. Muskus has been President and Chief Lending Officer of the Bank since February 2014, and President of the Company since January 2017.

401(k) Plan

The Bank maintains a tax-qualified 401(k) Plan under Section 401(a) of the Internal Revenue Code with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to make salary reduction contributions to the 401(k) Plan on the first day of the month coinciding with or next following the date that the employee has attained 21 years of age and completed 1 month of service. Employees become eligible to receive any matching or discretionary contributions made to the 401(k) by the Bank after the completion of six months and at least 500 hours of service.

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

Patriot National Bancorp, Inc. 2012 Stock Plan

In 2011, the Company adopted the Patriot National Bancorp, Inc. 2012 Stock Plan(the “2012 Plan”). The 2012 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Grants under the 2012 Plan may be made in the form of stock options, restricted stock and phantom stock units. The 2012 Plan authorizes 3,000,000 shares of the Company’s Common Stock for issuance. Phantom stock units may be granted under the 2012 Plan up to 1,000,000 units.

Under the terms of the 2012 Plan, only the Company’s employees and employees of its subsidiaries may receive stock options. The exercise price of the stock options shall be not less than the fair market value of the stock on the date of grant. The Compensation Committee shall determine the dates upon which the options may be exercisable, which shall not exceed 10 years from the date of grant. The options may be exercised on a cashless basis if approved by the Compensation Committee.

Only directors and employees of the Company are eligible to receive grants of restricted stock under the 2012 Plan. The vesting of these grants generally occurs in annual installments over a five year period. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall make the terms and conditions applicable to the vesting of restricted stock awards and stock options.

Only the Company’s employees and employees of its subsidiaries are eligible to receive phantom stock units under the 2012 Plan. The phantom stock units entitle the holder to receive upon exercise, in cash or shares of Common Stock, the appreciation in the value of the Common Stock from the date of grant. The Plan Committee shall determine the terms and conditions of each phantom stock unit award. Upon a change of control of the Company, the grantee shall be required to redeem all of his or her phantom stock units. In the event of a sale of substantially all of the Company’s assets, all outstanding phantom stock units will be redeemed.

Under the 2012 Plan, 32,964 shares of restricted stock were awarded in 2013, 73,558 shares of restricted stock were awarded in 2014, 12,700 shares of restricted stock were awarded in 2015 and 58,084 shares of restricted stock were awarded in 2016.

Director Compensation

The following table details the compensation paid to or accrued for each of Patriot’s non-management directors in 2016:

Name	Fees Earned or Paid in Cash ($)	Cash Awards ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Edward N. Constantino	56,050	-0-	10,715	-0-	-0-	-0-	-0-	66,765
Raymond Smyth	60,250	-0-	10,715	-0-	-0-	-0-	-0-	70,965
Emile Van den Bol	64,090	-0-	10,715	-0-	-0-	-0-	-0-	74,805
Michael J. Weinbaum	33,625	-0-	10,715	-0-	-0-	-0-	-0-	44,340

(1)	The table provides the dollar value of any restricted stock awards that vested during the period. The awards may have been granted during the current period or prior periods.

The Company’s directors who are also executive officers do not receive compensation for service on the Board of Directors or any of its committees. Effective July 1, 2015, non-employee directors of the Company received pro-rated compensation increases for board and committee meeting attendance as well as retainer fees. On an annual basis, each non-employee director receives $1,150 for each board meeting in which they participate and annual retainer fees totaling $19,100. They also receive fees ranging from $375 to $750 for each committee meeting in which they participate. In addition, non-employee directors who serve as the chair of a committee receive additional retainer fees ranging from $3,000 to $9,200 per year.

The Company’s directors are also reimbursed for reasonable and necessary out-of-pocket expenses incurred in connection with their service to the Company, including travel expenses.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The Company has 3,000,000 shares of Common Stock authorized for issuance under the 2012 Plan, of which 275,653 shares of stock are available for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides certain information about beneficial ownership of Common Stock of the Company as of July 31, 2017 with respect to: (i) each person, or group of affiliated persons, who is known to the Company to own more than five percent (5%) of Company Common Stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s directors and executive officers as a group.

Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of Common Stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 3,939,587 shares of Common Stock outstanding. In computing the number of shares of Common Stock beneficially owned by a person and applicable percentage of ownership of that person, we deemed outstanding shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of July 31, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each shareholder is in care of Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, CT 06901.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned			Percent of Class
Michael A. Carrazza	3,042,150		(1)	77.22%
Richard A. Muskus	2,290		(2)	*
Joseph D. Perillo	0	*
Frederick K. Staudmyer	5,000		(3)	*
Samuel S. Davis	6,574		(4)	*
Judith P. Corprew	1,100		(5)	*
Edward N. Constantino	8,301		(6)	*
Raymond Smyth	8,212		(7)	*
Emile Van den Bol	10,314		(8)	*
Michael J. Weinbaum	12,301		(9)	*
All Directors and Executive Officers	3,097,513		(1)(2)(3)(4)(5)(6)(7)(8)(9)	78.63%

*	Less than one percent (1%)
(1)	Includes 3,035,000 shares held by PNBK Holdings. Mr. Carrazza is the manager of PNBK Sponsor, LLC, which is the manager of PNBK Holdings; therefore, Mr. Carrazza may be deemed to indirectly beneficially own the shares directly owned by PNBK Holdings. PNBK Holdings has sole voting and dispositive power with regard to all 3,035,000 shares; Sponsor and Carrazza have shared voting and shared dispositive power of said shares. Also includes 5,500 shares held by Solaia Capital Management Profit Sharing Plan for the benefit of Mr. Carrazza. Mr. Carrazza has sole voting and dispositive power with regard to such shares. Does not include 325,000 shares with respect to which another party has sole voting and dispositive power.
(2)	Includes 1,527 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(3)	Includes 3,000 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(4)	Includes 1,154 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(5)	Includes 900 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(6)	Includes 3,934 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(7)	Includes 626 shares held in an IRA for the benefit of Mr. Smyth. Also includes 3,934 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(8)	Includes 3,934 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.
(9)	Includes 3,934 shares issued pursuant to a Restricted Stock Agreement which have not yet vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). There were no loans to officers and directors outstanding as of December 31, 2016. In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination these loans neither involved more than the normal risk of collectibility nor presented any other unfavorable features.

Information about transactions involving related persons is assessed by the Company’s independent directors. Related persons include the Company’s directors and executive officers as well as immediate family members of directors and officers. If the independent directors approve or ratify a material transaction involving a related person, then the transaction would be disclosed in accordance with the SEC rules. If the related person is a director, or a family member of a director, then that director would not participate in those discussions.

Board Independence

The Company is subject to the listing standards of the SEC rules pertaining to director independence, and the Company believes that Messrs. Constantino, Smyth, Van den Bol and Weinbaum are “independent” directors as that term is defined by applicable listing standards of the Nasdaq stock market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the principal accounting fees we paid to BDO USA and KPMG LLP for services performed in 2016 and 2015, both independent registered public accounting firms, with respect to our fiscal years ended December 31, 2016 and 2015 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other services rendered.

	Year Ended
	December 31, 2016	December 31, 2015
Audit fees (1)	$218,490	$176,772
Audit-related fees (2)	30,000	30,000
Tax fees (3)	21,509	19,500
All other fees	—	—

Total fees	$269,999	$226,272

(1)	Audit fees with respect to the years ended December 31, 2016 and December 31, 2015 represent payments made by the Company to BDO USA and KPMG LLP, respectively, for professional services. These payments were approved by the Audit Committee.
(2)	Audit-related fees with respect to the year ending December 31, 2016 and December 31, 2015 represent a payment made by the Company to KPMG LLP for professional services related to the Company’s 2016 and 2015 Annual Reports on Form 10-K. This payment was approved by the Audit Committee.
(3)	Tax fees with respect to the years ended December 31, 2016 and December 31, 2015 represent payments made by the Company to BDO USA and KPMG LLP, respectively, for their preparation of the Company’s federal and state income tax returns, tax advice and planning. These payments were approved by the Audit Committee.

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

The Audit Committee approved the audit-related fees, tax fees and all other fees set forth above for the years ended December 31, 2016 and 2015.

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

PATRIOT NATIONAL BANCORP, INC.

Date: August 1, 2017	By:	/s/ Michael A. Carrazza
Michael A. Carrazza
Chairman of the Board of Directors and Interim Chief Executive Officer