Form 10-Q
period 2017-06-30
PATRIOT NATIONAL BANCORP INC
filed 2017-08-11
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 10, 2017, there were 3,894,128 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	June 30, 2017	December 31, 2016

ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$3,210	2,596
Interest bearing deposits	7,633	89,693
Total cash and cash equivalents	10,843	92,289
Investment securities:
Available-for-sale securities, at fair value	24,981	24,428
Other investments, at cost	4,450	4,450
Total investment securities	29,431	28,878

Federal Reserve Bank stock, at cost	2,424	2,109
Federal Home Loan Bank stock, at cost	5,833	5,609
Loans receivable (net of allowance for loan losses: 2017: $5,944, 2016: $4,675)	673,144	576,982
Accrued interest and dividends receivable	3,208	2,726
Premises and equipment, net	34,471	32,759
Other real estate owned	851	851
Deferred tax asset	11,212	12,632
Other assets	2,003	1,819
Total assets	$773,420	756,654

Liabilities
Deposits:
Noninterest bearing deposits	$77,778	76,772
Interest bearing deposits	484,261	452,552
Total deposits	562,039	529,324

Federal Home Loan Bank and correspondent bank borrowings	120,000	138,000
Senior notes, net	11,666	11,628
Junior subordinated debt owed to unconsolidated trust	8,082	8,079
Note payable	1,675	1,769
Advances from borrowers for taxes and insurance	3,111	2,676
Accrued expenses and other liabilities	1,547	2,608
Total liabilities	708,120	694,084

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2017: 3,967,769 shares issued; 3,894,128 shares outstanding. 2016: 3,965,538 shares issued; 3,891,897 shares outstanding	40	40
Additional paid-in capital	106,797	106,729
Accumulated deficit	(40,368)	(42,902)
Less: Treasury stock, at cost: 2017 and 2016, 73,641 and 73,641 shares, respectively	(1,177)	(1,177)
Accumulated other comprehensive gain (loss)	8	(120)
Total shareholders' equity	65,300	62,570
Total liabilities and shareholders' equity	$773,420	756,654

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016

Interest and Dividend Income
Interest and fees on loans	$7,591	5,783	14,198	11,623
Interest on investment securities	242	132	413	274
Dividends on investment securities	93	90	175	176
Other interest income	19	28	83	69
Total interest and dividend income	7,945	6,033	14,869	12,142

Interest Expense
Interest on deposits	1,129	496	2,118	969
Interest on Federal Home Loan Bank borrowings	183	64	261	185
Interest on senior debt	228	-	457	-
Interest on subordinated debt	89	83	174	165
Interest on note payable	8	8	17	16
Total interest expense	1,637	651	3,027	1,335

Net interest income	6,308	5,382	11,842	10,807

Provision (Credit) for Loan Losses	260	1,959	(1,489)	1,959

Net interest income after provision (credit) for loan losses	6,048	3,423	13,331	8,848
Non-interest Income
Loan application, inspection and processing fees	15	21	36	88
Deposit fees and service charges	146	150	295	301
Rental Income	91	104	185	207
Loss on sale of investment securities	-	-	(78)	-
Other income	97	90	188	179
Total non-interest income	349	365	626	775

Non-interest Expense
Salaries and benefits	2,497	2,615	4,927	5,165
Occupancy and equipment expense	807	750	1,582	1,530
Data processing expense	326	241	446	526
Professional and other outside services	550	364	1,202	773
Advertising and promotional expense	111	96	185	213
Loan administration and processing expense	14	8	23	16
Regulatory assessments	163	147	342	294
Insurance expense	56	56	115	111
Material and communications	103	115	190	208
Other operating expense	387	344	696	664
Total non-interest expense	5,014	4,736	9,708	9,500

Income (loss) before income taxes	1,383	(948)	4,249	123

Expense (benefit) for Income Taxes	579	(366)	1,715	52

Net income (loss)	$804	(582)	2,534	71

Basic earnings per share	$0.21	(0.15)	0.65	0.02
Diluted earnings per share	$0.21	(0.15)	0.65	0.02

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$804	(582)	2,534	71
Other comprehensive income
Unrealized holding gains on securities	48	59	287	115
Income tax effect	(18)	(23)	(111)	(44)

Reclassification for realized losses on sale of investment securities	-	-	(78)	-
Income tax effect	-	-	30	-

Total other comprehensive income	30	36	128	71

Comprehensive income (loss)	$834	(546)	2,662	142

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2016	3,891,897	$40	106,729	(42,902)	(1,177)	(120)	62,570
Comprehensive income:
Net income	-	-	-	2,534	-	-	2,534
Other comprehensive income	-	-	-	-	-	128	128
Total comprehensive income	-	-	-	2,534	-	128	2,662
Share-based compensation expense	-	-	68	-	-	-	68
Vesting of restricted stock	2,231	-	-	-	-	-	-
Balance at June 30, 2017	3,894,128	$40	106,797	(40,368)	(1,177)	8	65,300

Balance at December 31, 2015	3,956,207	40	106,568	(44,832)	(160)	(152)	61,464
Comprehensive income:
Net income	-	-	-	71	-	-	71
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	-	-	71	71
Total comprehensive income	-	-	-	71	-	71	142
Share-based compensation expense	-	-	308	-	-	-	308
Vesting of restricted stock	2,526	-	-	-	-	-	-
Balance at June 30, 2016	3,958,733	$40	106,876	(44,761)	(160)	(81)	61,914

 See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016

Cash Flows from Operating Activities:
Net income	$2,534	71
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	53	35
Amortization and accretion of purchase loan premiums and discounts, net to loans	260	8
Amortization of debt issuance costs	41	3
(Credit) provision for loan losses	(1,489)	1,959
Depreciation and amortization	590	616
Loss on sales of available-for-sale securities	78	-
Share-based compensation	68	308
Deferred income taxes	1,339	(117)
Gain on acquisition of OREO	-	(11)
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(482)	(110)
Increase in other assets	(184)	(344)
(Decrease) increase in accrued expenses and other liabilities	(1,061)	231
Net cash provided by operating activities	1,747	2,649

Cash Flows from Investing Activities:
Proceeds from sales on available-for-sale securities	13,848	5,031
Principal repayments on available-for-sale securities	1,244	1,389
Purchases of available-for-sale securities	(15,567)	-
Purchases of Federal Reserve Bank stock	(315)	(48)
(Purchases) redemptions of Federal Home Loan Bank stock	(224)	711
Increase in net originations of loans receivable	(21,911)	(45,125)
Purchase of loan pools receivable	(73,022)	-
Purchase of premises and equipment	(2,302)	(1,167)
Net cash used in investing activities	(98,249)	(39,209)

Cash Flows from Financing Activities:
Increase in deposits, net	32,715	1,656
(Repayments of) FHLB and correspondent bank borrowings	(18,000)	(4,000)
Principal repayments of note payable	(94)	(93)
Increase in advances from borrowers for taxes and insurance	435	84
Net cash provided by (used in) financing activities	15,056	(2,353)

Net decrease in cash and cash equivalents	(81,446)	(38,913)

Cash and cash equivalents at beginning of year	92,289	85,400

Cash and cash equivalents at end of year	$10,843	46,487

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,974	1,173
Cash paid for income taxes	$375	-

Supplemental Disclosures of Noncash Investing Activities:
Transfers of loans receivable to other real estate owned	$-	840

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the remainder of 2017.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 2: Available-for Sale Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of available-for-sale securities at June 30, 2017 and December 31, 2016 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2017:
U. S. Government agency mortgage-backed securities	$8,468	31	(77)	8,422
Corporate bonds	9,000	-	(46)	8,954
Subordinated notes	7,500	105	-	7,605
	$24,968	136	(123)	24,981

December 31, 2016:
U. S. Government agency mortgage-backed securities	$10,624	9	(192)	10,441
Corporate bonds	9,000	-	(39)	8,961
Subordinated notes	5,000	26	-	5,026
	$24,624	35	(231)	24,428

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of June 30, 2017 and December 31, 2016:

(In thousands)	Less than 12 Months		12 Months or More		Total
June 30, 2017:	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U. S. Government agency mortgage-backed securities	$3,501	(77)	-	-	3,501	(77)
Corporate bonds	8,954	(46)	-	-	8,954	(46)
	$12,455	(123)	-	-	12,455	(123)

December 31, 2016:
U. S. Government agency mortgage-backed securities	$5,969	(144)	3,356	(48)	9,325	(192)
Corporate bonds	-	-	5,961	(39)	5,961	(39)
	$5,969	(144)	9,317	(87)	15,286	(231)

At June 30, 2017 and December 31, 2016, five of eleven and seven out of twelve available-for-sale securities had unrealized losses with an aggregate depreciation of 1.0% and 1.5% from amortized cost, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute an other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of June 30, 2017.

At June 30, 2017 and December 31, 2016, available-for-sale securities of $5.1 million and $4.2 million, respectively, were pledged to the FRB of New York, primarily to secure municipal deposits.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at June 30, 2017 and December 31, 2016. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
June 30, 2017:
Corporate bonds	$-	9,000	-	9,000	-	8,954	-	8,954
Subordinated Notes	1,000	6,500	-	7,500	1,020	6,585	-	7,605
Available-for-sale securities with single maturity dates	1,000	15,500	-	16,500	1,020	15,539	-	16,559
U. S. Government agency mortgage-backed securities	-	-	8,468	8,468	-	-	8,422	8,422
	$1,000	15,500	8,468	24,968	1,020	15,539	8,422	24,981

December 31, 2016:
Corporate bonds	$9,000	-	-	9,000	8,961	-	-	8,961
Subordinated Notes	1,000	4,000	-	5,000	1,026	4,000	-	5,026
Available-for-sale securities with single maturity dates	10,000	4,000	-	14,000	9,987	4,000	-	13,987
U. S. Government agency mortgage-backed securities	-	2,132	8,492	10,624	-	2,106	8,335	10,441
	$10,000	6,132	8,492	24,624	9,987	6,106	8,335	24,428

There were $13.8 million sales and $15.6 million purchases of available-for-sale securities in 2017. No loss on the sale of available-for-sale securities was recorded during the second quarter ended June 30, 2017. A loss on the sale of available-for-sale securities of $78,000 was recorded during the six months ended June 30, 2017. There were no realized gains (losses) of available-for sale securities during the three and six months ended June 30, 2016.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 3: Loans Receivable and Allowance for Loan Losses

As of June 30, 2017 and December 31, 2016, loans receivable, net, consists of the following:

(In thousands)
Loan portfolio segment:	June 30, 2017	December 31, 2016
Commercial Real Estate	$280,059	271,229
Residential Real Estate	152,428	86,514
Commercial and Industrial	94,884	60,977
Consumer and Other	94,830	101,449
Construction	49,222	53,895
Construction to permanent - CRE	7,665	7,593
Loans receivable, gross	679,088	581,657
Allowance for loan losses	(5,944)	(4,675)
Loans receivable, net	$673,144	576,982

Patriot's lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County in New York, and the five Boroughs of New York City. Patriot originates commercial real estate loans, commercial business loans, a variety of consumer loans, and construction loans. All commercial and residential real estate loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

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

In March 2017, Patriot purchased $73 million of residential real estate loans.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Construction to Permanent – CRE

One time close of a construction facility with simultaneous conversion to an amortizing mortgage loan. Construction to permanent loans combine a short term period similar to a  construction loan, generally with a variable rate, and a longer term CRE loan typically 20-25 years, resetting every five years to the FHLB rate.

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

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, allocated to segments of the loan portfolio, for the three months ended June 30, 2017 and 2016:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
Three months ended June 30, 2017
Allowance for loan losses:
March 31, 2017	$2,198	1,073	1,049	583	591	77	126	5,697
Charge-offs	-	-	-	(13)	-	-	-	(13)
Recoveries	-	-	-	-	-	-	-	-
Provisions (credits)	20	(32)	404	23	(101)	(4)	(50)	260
June 30, 2017	$2,218	1,041	1,453	593	490	73	76	5,944

Three months ended June 30, 2016
Allowance for loan losses:
March 31, 2016	$1,943	624	1,083	609	650	121	217	5,247
Charge-offs	-	-	-	(1)	-	-	-	(1)
Recoveries	-	1	3	-	-	-	-	4
Provisions (credits)	352	22	2,314	(77)	(481)	24	(195)	1,959
June 30, 2016	$2,295	647	3,400	531	169	145	22	7,209

The following tables summarize the activity in the allowance for loan losses, allocated to segments of the loan portfolio, for the six months ended June 30, 2017 and 2016:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
Six months ended June 30, 2017
Allowance for loan losses:
December 31, 2016	$1,853	534	740	641	712	69	126	4,675
Charge-offs	-	-	-	(13)	-	-	-	(13)
Recoveries	2	-	2,769	-	-	-	-	2,771
Provisions (credits)	363	507	(2,056)	(35)	(222)	4	(50)	(1,489)
June 30, 2017	$2,218	1,041	1,453	593	490	73	76	5,944

Six months ended June 30, 2016
Allowance for loan losses:
December 31, 2015	$1,970	740	1,027	677	486	123	219	5,242
Charge-offs	-	(4)	-	(2)	-	-	-	(6)
Recoveries	-	1	12	1	-	-	-	14
Provisions (credits)	325	(90)	2,361	(145)	(317)	22	(197)	1,959
June 30, 2016	$2,295	647	3,400	531	169	145	22	7,209

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of June 30, 2017 and December 31, 2016:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
June 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$-	-	231	-	-	-	-	231
Collectively evaluated for impairment	2,218	1,041	1,222	593	490	73	76	5,713
Total allowance for loan losses	$2,218	1,041	1,453	593	490	73	76	5,944

Loans receivable, gross:
Individually evaluated for impairment	$6,142	1,905	269	540	-	-	-	8,856
Collectively evaluated for impairment	273,917	150,523	94,615	94,290	49,222	7,665	-	670,232
Total loans receivable, gross	$280,059	152,428	94,884	94,830	49,222	7,665	-	679,088

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$-	-	231	-	-	-	-	231
Collectively evaluated for impairment	1,853	534	509	641	712	69	126	4,444
Total allowance for loan losses	$1,853	534	740	641	712	69	126	4,675

Loans receivable, gross:
Individually evaluated for impairment	$6,267	1,911	231	542	-	-	-	8,951
Collectively evaluated for impairment	264,962	84,603	60,746	100,907	53,895	7,593	-	572,706
Total loans receivable, gross	$271,229	86,514	60,977	101,449	53,895	7,593	-	581,657

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

In March 2017, the Bank reached a settlement agreement with its insurance carrier for a loss recognized in 2016, related to a single Commercial and Industrial loan, resulting in cash receipts of $2.8 million, net of related deductibles and other amounts excluded pursuant to the insurance policy.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of June 30, 2017 and December 31, 2016:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of June 30, 2017:
Loan portfolio segment:
Residential Real Estate:
Sub-standard	$-	-	1,590	1,590	-	1,590
Commercial and Industrial:
Sub-standard	-	-	269	269	-	269
Total non-accruing loans	$-	-	1,859	1,859	-	1,859

As of December 31, 2016:
Loan portfolio segment:
Residential Real Estate:
Sub-standard	$-	-	1,590	1,590	-	1,590
Commercial and Industrial:
Sub-standard	-	-	231	231	-	231
Total non-accruing loans	$-	-	1,821	1,821	-	1,821

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income of $22,000 and $43,000 would have been recognized in income during the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, additional interest income of $58,000 and $196,000 would have been recognized in income.

Additionally, certain loans for which the borrower cannot demonstrate sufficient cash flow to continue loan payments in the future and certain troubled debt restructurings (“TDRs”) are placed on non-accrual status. During the three and six months ended June 30, 2017 and 2016, no interest income was collected and recognized on non-accruing loans.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize performing and non-performing loans receivable by portfolio segment, by aging category, by delinquency status as of June 30, 2017 and December 31, 2016.

(In thousands)	Performing (Accruing) Loans
As of June 30, 2017:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	-	-	-	252,424	252,424	-	252,424
Special Mention	-	-	-	-	16,421	16,421	-	16,421
Substandard	3,097	-	-	3,097	8,117	11,214	-	11,214
	3,097	-	-	3,097	276,962	280,059	-	280,059
Residential Real Estate:
Pass	478	9	1,447	1,934	148,904	150,838	-	150,838
Substandard	-	-	-	-	-	-	1,590	1,590
	478	9	1,447	1,934	148,904	150,838	1,590	152,428
Commercial and Industrial:
Pass	47	4	750	801	93,324	94,125	-	94,125
Substandard	-	-	-	-	490	490	269	759
	47	4	750	801	93,814	94,615	269	94,884
Consumer and Other:
Pass	9	134	-	143	94,687	94,830	-	94,830
Construction:
Pass	-	-	-	-	49,222	49,222	-	49,222
Construction to permanent - CRE:
Pass	-	-	-	-	7,665	7,665	-	7,665

Total	$3,631	147	2,197	5,975	671,254	677,229	1,859	679,088

Loans receivable, gross:
Pass	$534	147	2,197	2,878	646,226	649,104	-	649,104
Special Mention	-	-	-	-	16,421	16,421	-	16,421
Substandard	3,097	-	-	3,097	8,607	11,704	1,859	13,563
Loans receivable, gross	$3,631	147	2,197	5,975	671,254	677,229	1,859	679,088

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

(In thousands)	Performing (Accruing) Loans
As of December 31, 2016:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	-	-	-	265,246	265,246	-	265,246
Special Mention	-	-	-	-	4,531	4,531	-	4,531
Substandard	-	-	-	-	1,452	1,452	-	1,452
	-	-	-	-	271,229	271,229	-	271,229
Residential Real Estate:
Pass	131	9	1,449	1,589	83,335	84,924	-	84,924
Substandard	-	-	-	-	-	-	1,590	1,590
	131	9	1,449	1,589	83,335	84,924	1,590	86,514
Commercial and Industrial:
Pass	47	4	-	51	60,692	60,743	-	60,743
Substandard	-	-	-	-	3	3	231	234
	47	4	-	51	60,695	60,746	231	60,977
Consumer and Other:
Pass	75	-	3	78	101,371	101,449	-	101,449
Construction:
Pass	-	-	-	-	53,895	53,895	-	53,895
Construction to permanent - CRE:
Pass	-	-	-	-	7,593	7,593	-	7,593

Total	$253	13	1,452	1,718	578,118	579,836	1,821	581,657

Loans receivable, gross:
Pass	$253	13	1,452	1,718	572,132	573,850	-	573,850
Special Mention	-	-	-	-	4,531	4,531	-	4,531
Substandard	-	-	-	-	1,455	1,455	1,821	3,276
Loans receivable, gross	$253	13	1,452	1,718	578,118	579,836	1,821	581,657

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

There were no loans modified as TDRs and no defaults of TDRs during the three and six months ended June 30, 2017 and 2016. At June 30, 2017 and December 31, 2016, there were no commitments to advance additional funds under TDRs.

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

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of June 30, 2017 and December 31, 2016, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $8.8 million and $8.9 million were identified, for which $231,000 and $231,000 specific reserves were established, respectively. Loans not requiring specific reserves had sufficient collateral values, less costs to sell, supporting the carrying amount of the loans. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At June 30, 2017 exposure to the $8.8 million of impaired loans was related to 11 borrowers. In all cases, appraisal reports of the underlying collateral, if any, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were reduced by an estimate of the costs to sell the assets, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following summarizes the investment in, outstanding principal balance of, and the related allowance, if any, for impaired loans as of June 30, 2017 and December 31, 2016:

(In thousands)
	June 30, 2017			December 31, 2016
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$6,142	6,593	-	6,267	6,721	-
Residential Real Estate	1,905	1,938	-	1,911	2,915	-
Commercial and Industrial	38	38	-	-	-	-
Consumer and Other	540	629	-	542	631	-
Construction	-	287	-	-	-	-
	8,625	9,485	-	8,720	10,267	-

With a related allowance recorded:
Commercial Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-
Commercial and Industrial	231	231	231	231	231	231
Consumer and Other	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Construction to permanent - CRE	-	-	-	-	-	-
	231	231	231	231	231	231

Impaired Loans, Total:
Commercial Real Estate	6,142	6,593	-	6,267	6,721	-
Residential Real Estate	1,905	1,938	-	1,911	2,915	-
Commercial and Industrial	269	269	231	231	231	231
Consumer and Other	540	629	-	542	631	-
Construction	-	287	-	-	-	-
Construction to permanent - CRE	-	-	-	-	-	-
Impaired Loans, Total	$8,856	9,716	231	8,951	10,498	231

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize additional information regarding impaired loans for the three and six months ended June 30, 2017 and 2016.

(In thousands)	Three Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,188	75	7,524	79
Residential Real Estate	1,907	3	4,525	31
Commercial and Industrial	37	-	116	-
Consumer and Other	541	5	545	5
	8,673	83	12,710	115
With a related allowance recorded:
Commercial Real Estate	-	-	-	-
Residential Real Estate	-	-	-	-
Commercial and Industrial	232	-	2,977	-
Consumer and Other	-	-	2	-
	232	-	2,979	-
Impaired Loans, Total:
Commercial Real Estate	6,188	75	7,524	79
Residential Real Estate	1,907	3	4,525	31
Commercial and Industrial	269	-	3,093	-
Consumer and Other	541	5	547	5
Impaired Loans, Total	$8,905	83	15,689	115

(In thousands)	Six Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,213	148	7,597	159
Residential Real Estate	1,909	5	4,535	62
Commercial and Industrial	37	-	148	-
Consumer and Other	541	10	546	9
	8,700	163	12,826	230
With a related allowance recorded:
Commercial and Industrial	232	-	1,914	-
Consumer and Other	-	-	2	-
	232	-	1,916	-
Impaired Loans, Total:
Commercial Real Estate	6,213	148	7,597	159
Residential Real Estate	1,909	5	4,535	62
Commercial and Industrial	269	-	2,062	-
Consumer and Other	541	10	548	9
Impaired Loans, Total	$8,932	163	14,742	230

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 4:     Deposits

The following table presents the balance of deposits held, by category as of June 30, 2017 and December 31, 2016.

(In thousands)	June 30, 2017	December 31, 2016

Non-interest bearing	$77,778	$76,772
Interest bearing:
NOW	27,947	29,912
Savings	148,408	131,429
Money market	14,687	15,593
Certificates of deposit, less than $250,000	169,526	160,609
Certificates of deposit, $250,000 or greater	63,434	51,077
Brokered deposits	60,259	63,932
Interest bearing, Total	484,261	452,552

Total Deposits	$562,039	$529,324

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 5: Share-Based Compensation and Employee Benefit Plan

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice is to grant RSAs; as of June 30, 2017 and December 31, 2016, there were no options or phantom stock units outstanding or that have been exercised.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain limitations. As of June 30, 2017, 2,886,432 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant. During the three and six months ended June 30, 2017, the Company granted 5,084 RSAs to directors and zero RSA to employees. During the six months ended June 30, 2016, the Company granted 52,200 restricted shares to employees and 5,884 restricted shares to directors, respectively. During the three and six months ended June 30, 2017, 0 and 2,231 shares of restricted stock became vested, 6,000 and 6,000 shares of restricted stock forfeited, respectively. All RSAs are non- participating grants.

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the three and six months ended June 30, 2017, the Company recognized share-based compensation expense of $25,000 and $68,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $4,000 and $32,000, respectively.

For the three and six months ended June 30, 2016, the Company recognized share-based compensation expense of $154,000 and $308,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $139,000 and $279,000, respectively.

Included in share-based compensation expense for the three and six months ended June 30, 2017 were $21,000 and $36,000 attributable to Patriot’s external Directors, who received total compensation of $77,000 and $146,000 for each of those periods, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Operations.

The share-based compensation expense for the three and six months ended June 30, 2016 were $15,000 and $29,000 attributable to Patriot’s external Directors, who received total compensation of $80,000 and $152,000 for each of those periods, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Operations.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares as of June 30, 2017 and 2016 and changes therein during the periods indicated:

Three months ended June 30, 2017:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2017	33,033	$12.55
Granted	5,084	$15.05
Forfeited	(6,000)	$15.50
Unvested at June 30, 2017	32,117	$12.39

Six months ended June 30, 2017:
Unvested at December 31, 2016	35,264	$12.84
Granted	5,084	$15.05
Vested	(2,231)	$13.05
Forfeited	(6,000)	$15.50
Unvested at June 30, 2017	32,117	$12.39

Three months ended June 30, 2016:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2016	113,938	$14.06
Vested	(2,526)	$14.72
Forfeited	(4,213)	$11.31
Unvested at June 30, 2016	107,199	$14.16

Six months ended June 30, 2016:
Unvested at December 31, 2015	55,854	$12.83
Granted	58,084	$15.25
Vested	(2,526)	$14.72
Forfeited	(4,213)	$11.31
Unvested at June 30, 2016	107,199	$14.16

Compensation expense attributable to the unvested restricted shares outstanding as of June 30, 2017 amounts to $367,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.56 years.

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

During the three and six months ended June 30, 2017, none of the shares granted were forfeited. The remaining 6,900 shares continue to vest and $54,000 of compensation expense is expected to be recognized through the January 2019 vesting date.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent. During the three and six months ended June 30, 2017, compensation expense under the 401K aggregated $60,000 and $94,000, respectively. During the three and six months ended June 30, 2016, compensation expense under the 401K aggregated $38,000 and $81,000, respectively.

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

The computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 follows.

(Net income in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per share:
Net income attributable to Common shareholders	$804	(582)	2,534	71

Divided by:
Weighted average shares outstanding	3,894,128	3,957,012	3,893,431	3,956,609

Basic earnings per common share	$0.21	(0.15)	0.65	0.02

Diluted earnings per share:
Net income attributable to Common shareholders	$804	(582)	2,534	71

Weighted average shares outstanding	3,894,128	3,957,012	3,893,431	3,956,609

Effect of potentially dilutive restricted common shares	7,400	- (1)	5,289	33,366

Divided by:
Weighted average diluted shares outstanding	3,901,528	3,957,012	3,898,720	3,989,975

Diluted earnings per common share	$0.21	(0.15)	0.65	0.02

(1) There were 1,073 shares excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the three month period ended June 30, 2016.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 7: Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, Patriot is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contractual amounts of these instruments reflect the extent of involvement Patriot has in particular classes of financial instruments.

The contractual amount of commitments to extend credit and standby letters of credit represents the maximum amount of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral becomes worthless. Patriot applies its credit policies to entering commitments and conditional obligations and, as with its lending activates, evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that it effectively mitigates the credit risk of these financial instruments through its credit approval processes, establishing credit limits, monitoring the on-going creditworthiness of recipients and grantees, and the receipt of collateral as deemed necessary.

Financial instruments with credit risk at June 30, 2017 are as follows:

(In thousands)
As of June 30, 2017
Commitments to extend credit:
Unused lines of credit	$44,158
Undisbursed construction loans	14,121
Home equity lines of credit	21,745
Future loan commitments	19,773
Financial standby letters of credit	1,299
$101,096

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a $5,000 reserve for credit loss as of June 30, 2017, which is included in accrued expenses and other liabilities.

Standby letters of credit are written commitments issued by Patriot to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The Company’s and the Bank’s regulatory capital amounts and ratios at June 30, 2017 and December 31, 2016 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	71,547	10.309	66,254	10.603	80,258	11.594	74,303	11.928
To be Well Capitalized(1)	-	-	-	-	69,226	10.000	62,292	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	64,034	9.250	53,727	8.625
For capital adequacy	55,522	8.000	49,989	8.000	55,381	8.000	49,834	8.000

Tier 1 Capital (to risk weighted assets):
Actual	65,595	9.451	61,571	9.854	74,306	10.734	69,620	11.176
To be Well Capitalized(1)	-	-	-	-	55,381	8.000	49,834	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	50,189	7.250	41,269	6.625
For capital adequacy	41,641	6.000	37,491	6.000	41,536	6.000	37,375	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	57,595	8.299	53,571	8.573	74,306	10.734	69,620	11.176
To be Well Capitalized(1)	-	-	-	-	44,997	6.500	40,490	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	39,805	5.750	31,925	5.125
For capital adequacy	31,231	4.500	28,119	4.500	31,152	4.500	28,031	4.500

Tier 1 Leverage Capital (to average assets):
Actual	65,595	8.804	61,571	9.296	74,306	9.974	69,620	10.518
To be Well Capitalized(1)	-	-	-	-	37,250	5.000	33,096	5.000
For capital adequacy	29,803	4.000	26,494	4.000	29,800	4.000	26,477	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - - the Company. Such categorization of capital adequacy only applies to insured depository institutions - - the Bank.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of June 30, 2017, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of June 30, 2017 and December 31, 2016:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017:
U. S. Government agency mortgage-backed securities	$-	8,422	-	8,422
Corporate bonds	-	8,954	-	8,954
Subordinated notes	-	5,605	2,000	7,605

Available-for-sale securities	$-	22,981	2,000	24,981

December 31, 2016:
U. S. Government agency mortgage-backed securities	$-	10,441	-	10,441
Corporate bonds	-	8,961	-	8,961
Subordinated notes	-	3,026	2,000	5,026

Available-for-sale securities	$-	22,428	2,000	24,428

The table below presents the valuation methodology and unobservable inputs for level 3 assets measures at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2017:
Impaired loans	$8,856	Real Estate Appraisals	Discount for appraisal type	0%	-	8%
OREO	851	Real Estate Appraisals	Discount for appraisal type		21%

December 31, 2016:
Impaired loans	$8,951	Real Estate Appraisals	Discount for appraisal type	0%	-	8%
OREO	851	Real Estate Appraisals	Discount for appraisal type		21%

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The estimated fair value amounts have been measured as of June 30, 2017 and December 31, 2016 and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of June 30, 2017 and December 31, 2016:

(In thousands)		June 30, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$3,210	3,210	2,596	2,596
Interest-bearing deposits due from banks	Level 1	7,633	7,633	89,693	89,693
U. S. Government agency mortgage-backed securities	Level 2	8,422	8,422	10,441	10,441
Corporate bonds	Level 2	8,954	8,954	8,961	8,961
Subordinated Notes	Level 2	5,605	5,605	3,026	3,026
Subordinated Notes	Level 3	2,000	2,000	2,000	2,000
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,424	2,424	2,109	2,109
Federal Home Loan Bank stock	Level 2	5,833	5,833	5,609	5,609
Loans receivable, net	Level 3	673,144	671,694	576,982	576,757
Accrued interest receivable	Level 2	3,208	3,208	2,726	2,726

Financial assets, total		724,883	723,433	708,593	708,368

Financial Liabilities:
Demand deposits	Level 2	77,778	77,778	76,772	76,772
Savings deposits	Level 2	148,408	148,408	131,429	131,429
Money market deposits	Level 2	14,687	14,687	15,593	15,593
NOW accounts	Level 2	27,947	27,947	29,912	29,912
Time deposits	Level 2	232,960	232,590	211,686	210,321
Brokered deposits	Level 1	60,259	60,222	63,932	63,897
FHLB and correspondent bank borrowings	Level 2	120,000	120,202	138,000	138,149
Senior notes	Level 2	11,666	11,315	11,628	11,628
Subordinated debentures	Level 2	8,082	8,082	8,079	8,079
Note payable	Level 3	1,675	1,506	1,769	1,565
Accrued interest payable	Level 2	131	131	118	118

Financial liabilities, total		703,593	702,868	688,918	687,463

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2017 and December 31, 2016. The estimated fair value of fee income on letters of credit at June 30, 2017 and December 31, 2016 was insignificant.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The purpose of the standard is to improve consistency and comparability among companies with respect to the reporting of changes in restricted cash and cash equivalents on the Statement of Cash Flows. The ASU requires the Statement of Cash Flows to include all changes in total cash and cash equivalents, including restricted amounts, and to the extent restricted cash and cash equivalents are presented in separate line items on the Balance Sheet, disclosure reconciling the change in total cash and cash equivalents to the amounts shown on the Balance Sheet are required. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. As of June 30, 2017 and December 31, 2016, Patriot does not have restricted cash and cash equivalents separately disclosed on its Balance Sheet. In the future, if Patriot’s activities warrant presenting separate line items on its Balance Sheet for restricted cash and cash equivalents, management does not envision any difficulties implementing the requirements of ASU 2016-18, as applicable.

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

ASU 2017-09

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Stock compensation. The ASU is effective all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. Management is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 11:     Subsequent Events

Dividend

On July 17, 2017, the Company announced its intention to begin making quarterly cash dividend payments. The first dividend of $0.01 per share was announced for shareholders of record as of July 24, 2017 with a payment date of August 1, 2017.

Merger Agreement

On August 1, 2017, a definitive merger agreement (“Merger Agreement”) was entered into by and among the Company, Prime Bank, a Connecticut bank headquartered in Orange, CT (“Prime Bank”) (PMHV:US) and a stockholder representative of Prime Bank. Pursuant to the Merger Agreement, Prime Bank will merge into Patriot Bank and existing stockholders of Prime Bank will receive aggregate cash consideration (“Merger Consideration”) equal to 115% of Prime Bank’s tangible book value as of the closing date which is anticipated to be in the fourth quarter 2017. Moreover, all outstanding stock options of Prime Bank will be settled by cash payment in an amount equal to the amount by which the per share Merger Consideration exceeds the exercise price of each stock option.

The acquisition will enable Patriot to expand its consumer and small business relationships, lending operations, and community presence, all of which will improve key operating metrics. This transaction is subject to customary regulatory approvals and approval of the shareholders of Prime Bank. Upon closing, the acquisition will result in a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.

As a result of the proximity of the Merger Agreement to the date these consolidated financial statements are available to be issued, Patriot is still evaluating the estimated fair values of the assets to be acquired and the liabilities to be assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in the connection with this transaction, as well as acquisition costs incurred and expected to be incurred, are also yet to be determined.

The effect of the merger is expected to be reflected in the Patriot’s results beginning with the fourth quarter of 2017.

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

Summary

The Company reported net income for the second quarter of 2017 of $804,000 ($0.21 basic and diluted earnings per share) compared to a net loss of $582,000, as restated, ($(0.15) basic and diluted loss per share) for the quarter ended June 30, 2016. On a pre-tax basis, the Company earned $1.4 million for the three month period ended June 30, 2017, an increase of $2.3 million over the second quarter of 2016.

For the six months ended June 30, 2017, the Company reported net income of $2.5 million ($0.65 basic and diluted earnings per share) compared to net income of $71,000, as restated, ($0.02 basic and diluted earnings per share) for the six months ended June 30, 2016, an increase of $2.46 million.

The comparative results for the first six months of 2016 and 2017 were affected by a troubled loan that was ultimately resolved. In the first half of 2016, the Bank recorded a significant loan loss provision of $1.96 million related to this loan, but aggressively worked towards a recovery, which was successfully accomplished in the first quarter of 2017.

Excluding the impact of the loan loss provision (credit) (which primarily included loan losses and recoveries related to this loan), Patriot’s second quarter net income was up 42% from the first quarter of 2017, and net income for the six-month period ending June 30, 2017 was 28% higher than the same period in 2016. These results are the byproduct of aggressive value-enhancing strategies that have been underway over the past year.

The following table represents a reconciliation of the reported net income to the net income excluding loan loss provision for the three and six months ended June 30, 2017 and 2016. The table is reported in a format that is not in compliance with Generally Accepted Accounting Principles (non-GAAP) but is beneficial to the reader and provides enhanced comparability due to the loan loss and subsequent loan recovery associated with the troubled loan described previously. Company management finds this measure useful when assessing the period to period change in core performance of the business.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income excluding Loan Loss Provision (credit)
Net income (loss) reported	$804	(582)	2,534	71
Tax provision (benefit)	579	(366)	1,715	52
Loan loss provision (credit)	260	1,959	(1,489)	1,959
Effective tax rate	41.87%	38.55%	40.36%	42.19%

Pre-tax income (loss) reported	$1,383	(948)	4,249	123
Pre-tax income excluding loan loss provision (credit)	1,643	1,011	2,760	2,082
Net income excluding loan loss provision (credit)	955	622	1,629	1,275

Total assets increased $16.7 million or 2%, from $756.7 million at December 31, 2016 to $773.4 million at June 30, 2017.

●	Cash and cash equivalents decreased $81.4 million or 88%, from $92.3 million at December 31, 2016 to $10.8 million at June 30, 2017, as the availability of off-balance sheet funding negated the need to maintain cash and cash equivalents on the balance sheet.
●	The net loan portfolio increased $96.2 million or 17%, from $577.0 million at December 31, 2016 to $673.1 million at June 30, 2017.

Total liabilities increased $14.0 million or 2%, from $694.1 million at December 31, 2016 to $708.1 million at June 30, 2017.

●	Deposits increased $32.7 million or 6%, from $529.3 million to $562.0 million.
●	Following historical seasonal trends, non-interest bearing deposits increased by $1.0 million or 1%.
●

Interest bearing deposits increased $31.7 million or 7%, mostly relating to increases of $21.3 million or 10.1% in Certificates of deposits, $17.0 million or 12.9% in Savings accounts, partially offset by decreases of $3.6 million or 5.6% in brokered deposits, and $2.9 million or 6.4% in NOW and Money Market accounts, respectively.

Equity increased $2.7 million or 4%, from $62.6 million at December 31, 2016 to $65.3 million at June 30, 2017, primarily due to $2.5 million of year-to-date net income, $68,000 of equity compensation, and $128,000 of investment portfolio unrealized gains.

Financial Condition

Cash and Cash Equivalents

●

Cash and cash equivalents decreased $81.4 million, from $92.3 million at December 31, 2016 to $10.8 million at June 30, 2017. The Company funded $73.0 million in purchases of loans, $21.9 million in net originations of loans receivable, $18.0 million in repayments of FHLB and correspondent bank borrowings, and $15.6 million in purchases of available-for sale securities. The effect of these outlays was partially offset by a $32.7 million increase in deposits, and $13.8 million of proceeds from sales and principal repayments on available for sale securities, and $1.7 million in net cash provided by operations during the period.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

	June 30,	December 31,	Inc/(Dec)	Inc/(Dec)
(In thousands)	2017	2016	($)	(%)
U. S. Government agency mortgage-backed securities	$8,422	10,441	(2,019)	(19.34)%
Corporate bonds	8,954	8,961	(7)	(0.08)%
Subordinated notes	7,605	5,026	2,579	51.31%
Total Available-for-Sale Securities	$24,981	24,428	553	2.26%

Available-for-sale securities increased $553,000 or 2.26%, from $24.4 million at December 31, 2016 to $25.0 million at June 30, 2017. This increase was primarily attributable to purchase of $2.5 million subordinated notes, and purchase of $4.0 million of Government agency mortgage-backed securities, which was offset by the sale of approximate $6.0 million of Government agency mortgage-backed securities and repayments of principal on the same securities. In addition, the Company received $9.0 million from sales of corporate bonds, which was offset by a purchase of a different set of $9.0 million corporate bonds with superior rates of return.

Loans

The following table is a summary of the Company’s loan portfolio at the dates shown:

(In thousands)	June 30,	December 31,	Inc/(Dec)	Inc/(Dec)
Loan portfolio segment:	2017	2016	($)	(%)
Commercial Real Estate	$280,059	271,229	8,830	3.26%
Residential Real Estate	152,428	86,514	65,914	76.19%
Commercial and Industrial	94,884	60,977	33,907	55.61%
Consumer and Other	94,830	101,449	(6,619)	(6.52)%
Construction	49,222	53,895	(4,673)	(8.67)%
Construction to permanent - CRE	7,665	7,593	72	0.95%
Loans receivable, gross	679,088	581,657	97,431	16.75%
Allowance for loan losses	(5,944)	(4,675)	(1,269)	27.14%
Loans receivable, net	$673,144	576,982	96,162	16.67%

The Company’s gross loan portfolio increased $97.4 million, or 16.7%, from $581.7 million at December 31, 2016 to $679.1 million at June 30, 2017. The increase in loans was primarily attributable to purchases of $73.0 million residential real estate loans, and $21.9 million increase in net origination of loans receivable. As of June 30, 2017, the loan pipeline is strong, and management expects continued growth.

At June 30, 2017, the net loan to deposit ratio was 120% and the net loan to total assets ratio was 87%. At December 31, 2016, these ratios were 109% and 76%, respectively.

Allowance for Loan Losses

The allowance for loan losses increased $1.2 million or 26% from $4.7 million at December 31, 2016 to $5.9 million at June 30, 2017. The increase was primarily attributable to a $2.8 million increase in recoveries within our Commercial and Industrial category that was offset by $(1.5) million provision (credit) for all loan categories.

The overall credit quality of the loan portfolio continues to be strong and stable. Based upon the overall assessment and evaluation of the loan portfolio at June 30, 2017, management believes the allowance for loan losses of $5.9 million, which represents 0.9% of gross loans outstanding, was adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

(In thousands)	June 30,	December 31,	Inc/(Dec)	Inc/(Dec)
	2017	2016	($)	(%)
Loans past due over 90 days and still accruing	$2,197	1,452	745	51.31%
Non-accruing loans	1,859	1,821	38	2.09%
Total	$4,056	3,273	783	23.92%

% of Total Loans	0.60%	0.57%
% of Total Assets	0.52%	0.43%

The $1.9 million of non-accrual loans at June 30, 2017 is comprised of four relationships, for which a specific reserve of $231,000 has been established.

The Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment.

The $1.8 million of non-accrual loans at December 31, 2016 was comprised of three borrowers, for which a specific reserve of $231,000 had been established.

Other Real Estate Owned

As of June 30, 2017 and December 31, 2016, OREO of $851,000, consisting of a single undeveloped property (i.e., raw land) zoned for multi-use construction, was reported on the Balance Sheet. The carrying amount was comprised of $840,000 representing the value of the loan receivable due from the mortgagor of the foreclosed property and a gain of $11,000 recognized upon taking possession of the property in May 2016. The gain was the excess of the fair value of the property at the date of possession over the loan receivable's carrying amount, after deducting an estimate of costs to liquidate the property.

Deferred Taxes

Deferred tax assets decreased $1.4 million, from $12.6 million at December 31, 2016 to $11.2 million at June 30, 2017. This decrease was primarily due to the reduction of net operating loss carry forwards, as a result of applying the income tax liability on current year taxable income and net unrealized gains on the investment portfolio to the net operating loss carry forward.

The Company will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	June 30,	December 31,	Inc/(Dec)	Inc/(Dec)
	2017	2016	($)	(%)
Non-interest bearing	$77,778	76,772	1,006	1.31%
Interest bearing:
NOW	27,947	29,912	(1,965)	(6.57)%
Savings	148,408	131,429	16,979	12.92%
Money market	14,687	15,593	(906)	(5.81)%
Certificates of deposit, less than $250,000	169,526	160,609	8,917	5.55%
Certificates of deposit, $250,000 or greater	63,434	51,077	12,357	24.19%
Brokered deposits	60,259	63,932	(3,673)	(5.75)%
Total Interest bearing	484,261	452,552	31,709	7.01%

Total Deposits	$562,039	529,324	32,715	6.18%

Deposits increased $32.7 million or 6%, from $529.3 million at December 31, 2016 to $562.0 million at June 30, 2017. The increase was substantially the result of an effort to attract new deposits and strengthen the loyalty of the existing customer base by offering attractive rates compared to market during the fourth quarter of 2016 and the first quarter of 2017. The effort was part of a strategy to establish long-term relationships for sustained growth and profitability. The increase in deposits, most notably in the category of time certificates, signifies the success in strengthening the Bank’s liquidity by refocusing its operations on its customer base. The Company continues to implement deposit growth initiatives.

Borrowings

Total borrowings declined by $18.1 million or 11%, from $159.5 million at December 31, 2016 to $141.4 million at June 30, 2017. Borrowings consist primarily of Federal Home Loan Bank (“FHLB”) advances, senior notes, junior subordinated debentures and a note payable.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB"). Borrowings from the FHLB are limited to a percentage of the value of qualified collateral, as defined on the FHLB Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of June 30, 2017, the Bank had $41.0 million of available borrowing capacity from the FHLB.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB. At June 30, 2017 and December 31, 2016, no funds had been borrowed under the line of credit.

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

The Correspondent Bank Agreement provides for up to $16 million in funds of which no funds was outstanding as of June 30, 2017. The Correspondent Bank Agreement is unsecured, currently requires a compensating balance of $250,000 to remain on account with Zions Bank at all times, pays interest on funds on account (e.g., Fed funds sweep, compensating balance) at variable rates depending on the total deposit, and charges interest on advances at Zions Bank’s daily Fed funds rate, which is variable.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior notes”). Interest on the Senior notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior notes to recognize a constant rate of interest expense. At June 30, 2017 and December 31, 2016, $334,000 and $372,000 of unamortized debt issuance costs have been deducted from the face amount of the Senior notes included in the Consolidated Balance Sheet.

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

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of June 30, 2017 and December 31, 2016, the note had a balance outstanding of $1.7 million and $1.8 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

Equity

Equity increased $2.7 million from $62.6 million at December 31, 2016 to $65.3 million at June 30, 2017, primarily due to $2.5 million of year-to-date net income, $68,000 of equity compensation, and $128,000 of investment portfolio unrealized gains.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, increased $2.7 million from $98.4 million at December 31, 2016 to $101.1 million at June 30, 2017.

RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended June 30, 2017 and 2016:

(In thousands)	Three months ended June 30,
	2017			2016
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$654,997	7,591	4.65	507,771	5,783	4.62
Cash equivalents	10,822	19	0.70	33,458	28	0.34
Investments	35,788	335	3.75	36,895	222	2.44

Total interest earning assets	701,607	7,945	4.54	578,124	6,033	4.23

Cash and due from banks	5,014			2,996
Premised and equipment, net	33,929			29,908
Allowance for loan losses	(5,757)			(5,270)
OREO	851			-
Other assets	17,136			17,247

Total Assets	$752,780			623,005

Liabilities
Interest bearing liabilities:
Deposit	$484,765	1,129	0.93	363,889	496	0.55
Borrowings	103,473	183	0.71	107,393	64	0.24
Senior notes	11,655	228	7.84	-	-	-
Subordinated debt	8,248	89	4.33	8,248	83	4.08
Note Payable	1,691	8	1.75	1,876	8	1.73

Total interest bearing liabilities	609,832	1,637	1.08	481,406	651	0.55

Demand deposits	75,266			75,074
Other liabilities	2,539			3,630

Total Liabilities	687,637			560,110

Shareholders' equity	65,143			62,895

Total Liabilities and Shareholders' Equity	$752,780			623,005

Net interest income		6,308			5,382

Interest margin			3.61			3.78
Interest spread			3.46			3.68

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the six months ended June 30, 2017 and 2016:

(In thousands)	Six months ended June 30,
	2017			2016
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$612,466	14,198	4.67	496,566	11,623	4.72
Cash equivalents	23,356	83	0.72	42,479	69	0.33
Investments	35,319	588	3.36	39,547	450	2.29

Total interest earning assets	671,141	14,869	4.47	578,592	12,142	4.23

Cash and due from banks	4,766			3,036
Premised and equipment, net	33,408			29,770
Allowance for loan losses	(5,255)			(5,258)
OREO	851			-
Other assets	17,043			17,125

Total Assets	$721,954			623,265

Liabilities
Interest bearing liabilities:
Deposit	$474,697	2,118	0.90	361,380	969	0.54
Borrowings	85,554	261	0.62	110,608	185	0.34
Senior notes	11,645	457	7.91	-	-	-
Subordinated debt	8,248	174	4.25	8,248	165	4.03
Note Payable	1,714	17	2.00	1,899	16	1.70

Total interest bearing liabilities	581,858	3,027	1.05	482,135	1,335	0.55

Demand deposits	73,172			75,272
Other liabilities	2,614			3,215

Total Liabilities	657,644			560,622

Shareholders' equity	64,310			62,643

Total Liabilities and Shareholders' Equity	$721,954			623,265

Net interest income		11,842			10,807
Interest margin			3.56			3.77
Interest spread			3.42			3.68

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three and six months ended June 30, 2017 and 2016:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2017 compared to 2016			2017 compared to 2016
	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$1,615	193	1,808	$2,870	(295)	2,575
Cash equivalents	(19)	10	(9)	(31)	45	14
Investments	(10)	123	113	(52)	190	138

Total interest earning assets	1,586	326	1,912	2,787	(60)	2,727

Interest bearing liabilities:
Deposit	191	442	633	356	793	1,149
Borrowings	(2)	121	119	(42)	118	76
Senior notes	228	-	228	457	-	457
Subordinated debt	-	6	6	-	9	9
Note Payable	-	-	-	1	-	1

Total interest bearing liabilities	417	569	986	772	920	1,692

Net interest income	$1,169	(243)	926	$2,015	(980)	1,035

For the quarter ended June 30, 2017, interest income increased $1.9 million or 32% as compared to the quarter ended June 30, 2016, as focused growth and diversification in the loan portfolio yielded an increase in interest income. Average loan balances increased $147.2 million or 29% as compared to the quarter ended June 30, 2016. Total interest expense increased $986,000 or 151% as compared to the quarter ended June 30, 2016, primarily driven by $633,000 increase in interest on deposits as the result of an increase in deposit rates, $228,000 increase in interest expense on senior debt that was issued in December 2016, and $119,000 increase in interest expense on FHLB borrowings, due to the increase in general market borrowing rates.

For the six-month period ended June 30, 2017, interest income increased $2.7 million or 22% as compared to the six-months ended June 30, 2016. Average loan balances increased $115.9 million as compared to the six-months ended June 30, 2016, primarily driven by $73.0 million purchases of loan pools during the first quarter of 2017 and $21.9 million new loans originated in the second quarter.

As the loan pipeline continues to grow in 2017, so did the need to increase the Bank’s deposit base and liquidity sources. Since the second half of 2016, the Bank has adopted a certificate of deposits (CD) program to attract term deposits at competitive rates. For the six-month period ended June 30, 2017, total interest expense increased $1.7 million or 127% as compared to the six-months ended June 30, 2016, primarily driven by $1.1 million increase in interest on deposits as the result of an increase in deposit rates, and the $457,000 increase in interest expense associated with the issuance of senior debt in December 31, 2016.

Net interest income was $6.3 million for the quarter ended June 30, 2017, up 17% from the corresponding 2016 period, reflecting strong loan and deposit growth. Net interest income of $11.8 million for the six months ended June 30, 2017 was 9% higher than the $10.8 million in the six month period ended June 30, 2016. Net interest margin for the quarter ended June 30, 2017 was 3.61% as compared to 3.78% for the quarter ended June 30, 2016. For the six-months ended June 30, 2017, net interest margin was 3.56% as compared to 3.77% for the year-ago period.

Provision (Credit) for Loan Losses

For the three and six months ended June 30, 2017, provision (credit) for loan losses decreased $1.7 million and $3.4 million as compared to the period ended June 30, 2016, respectively. This is primarily attributable to a single recovery in its Commercial and Industrial portfolio segment. Potential loss on the loan was fully reserved against during 2016 and the loan was charged off during the fourth quarter of 2016. In March 2017, the Bank received $2.8 million of insurance recovery, which was recorded as a credit to the allowance for loan losses.

Non-interest income

Non-interest income decreased $16,000 from $365,000 for the quarter ended June 30, 2016 to $349,000 for the quarter ended June 30, 2017. The decrease is primarily attributable to decrease of $13,000 in rental income.

For the six months ended June 30, 2017, non-interest income decreased $149,000 to $626,000 as compared to $775,000 for the six months ended June 30, 2016. The decrease is primarily attributable to $52,000 reduction of loan activity fees and a $78,000 loss on sale of investment securities in the first quarter of 2017.

Non-interest expense

Non-interest expense increased $278,000 from $4.7 million for the quarter ended June 30, 2016 to $5.0 million for the quarter ended June 30, 2017. The increase is primarily attributable to $186,000 increase in professional and other outside services, $85,000 increase in data processing expense, and $57,000 increase in occupancy and equipment expense, which was offset by reduction of $118,000 salaries and benefits. The increase in professional and other outside services results primarily from increased consulting fees incurred in connection with the implementation of operational improvements.

For the six months ended June 30, 2017, non-interest expense increased $208,000 to $9.7 million as compared to $9.5 million for the six months ended June 30, 2016. The increase is primarily attributable to $429,000 increase in professional and other outside services, which was offset by reduction of $238,000 salaries and benefits and $80,000 decrease in data processing expense. The increase in professional and other outside services results primarily from increased consulting fees incurred in connection with implementation of operational improvements.

LIQUIDITY

The Company’s balance sheet liquidity to total assets ratio was 4.4% at June 30, 2017 compared to 14.9% at December 31, 2016, respectively. The Company’s available total liquidity (including off balance sheet funding sources) to total assets ratio was 17.6% at June 30, 2017 compared to 19.1% at December 31, 2016.

The following categories of assets are considered balance sheet liquidity: cash and due from banks, federal funds sold (if any), short-term investments (if any) and unpledged available-for-sale securities. In addition, off balance sheet funding sources include collateral based borrowing available from the FHLB, correspondent bank borrowing lines, and brokered deposits subject to internal limitations.

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

CAPITAL

The following table illustrates the Company’s and the Bank’s regulatory capital ratios as of June 30, 2017 and December 31, 2016:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	71,547	10.309	66,254	10.603	80,258	11.594	74,303	11.928
Tier 1 Capital (to risk weighted assets)	65,595	9.451	61,571	9.854	74,306	10.734	69,620	11.176
Common Equity Tier 1 Capital (to risk weighted assets)	57,595	8.299	53,571	8.573	74,306	10.734	69,620	11.176
Tier 1 Leverage Capital (to average assets)	65,595	8.804	61,571	9.296	74,306	9.974	69,620	10.518

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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of June 30, 2017, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

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

Stock Repurchase Program

The following table presents share repurchases of Patriot’s common stock during the three months ended December 31, 2016.

Period Beginning	Period Ending	No. of Shares Purchased(1)	Average Price Paid per Share	No. of Shares Purchased as part of Publicly Announced Plans(1)	Maximum No. of Shares that may yet be Purchased Under the Plans(1)
November 1, 2016	November 30, 2016	629	$13.73	629	498,853
December 1, 2016	December 31, 2016	71,324	$14.04	71,324	427,529

Three-months ended December 31, 2016		71,953	$14.04

(1)

All shares have been repurchased in connection with the stock repurchase program (the "Program") authorized by the Company's Board of Directors on July 29, 2016. The Program authorized the Company's chairman to direct the Company to repurchase up to 500,000 shares of Patriot's common stock on the open-market or in private transactions, through July 31, 2017.

There were no shares of Patriot’s common stock repurchased during the three and six months period ended June 30, 2017 and 2016. And the program ended as scheduled July 31, 2017.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of June 30, 2017			As of December 31, 2016
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	94,885	(11,632)	(10.9)	102,546	(1,629)	(1.6)
+100	101,633	(4,884)	(4.6)	104,044	(130)	(0.1)
BASE	106,517	-	-	104,174	-	-
-100	109,965	3,448	3.2	105,408	1,233	1.2
-200	113,935	7,418	7.0	107,152	2,977	2.9

	Net Interest Income - Performance Summary
	June 30, 2017			Year ended December 31, 2016
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	27,592	(354)	(1.3)	25,588	976	4.0
+100	27,932	(13)	-	25,149	538	2.2
BASE	27,946	-	-	24,611	-	-
-100	27,487	(459)	(1.6)	23,956	(655)	(2.7)
-200	27,407	(539)	(1.9)	24,073	(538)	(2.2)

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the aforementioned officers concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective.

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

In response to the identified material weakness, management implemented changes to its disclosure controls and procedures and its system of internal control over financial reporting in each of the quarters ended December 31, 2016, March 31, 2017, and June 30, 2017, including changes to the process and procedures for establishing allowances for loan loss and enhancements to create a more robust review process. Other implemented enhancements include strengthened controls over the monitoring and valuation of collateral related to loans deemed to be impaired and for which specific reserves have been established.

Management believes all disclosure controls and procedures needed to provide reasonable assurance that information will be communicated in a timely fashion to management are now in place and such controls related to the allowance for loan losses have operated for a sufficient period of time for Management to evaluate the operating effectiveness of the controls and, accordingly, Management believes the material weakness in internal control described in the preceding paragraph has been remediated.

No changes in the Company’s internal controls over financial reporting have occurred during the Company’s fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:      Legal Proceedings

Neither the Company nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or the Bank is a party or any of its property is subject.

Item 1A: Risk Factors

During the three and six months ended June 30, 2017, there were no material changes to the risk factors relevant to the Company’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2016, except as follows.

Our stockholders may experience dilution upon the repurchase of common shares. On July 26, 2016, our Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to 500,000 shares of its common stock. The Company could have repurchased shares of its common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. The share repurchase program was in effect until July 31, 2017, or until suspended, discontinued or replaced. If the Company had repurchased shares at a price above net asset value per share, such repurchases would have resulted in an immediate dilution in net asset value per share to existing common stockholders.

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

10(a) (21)	Agreement and Plan of Merger by and among Patriot National Bancorp, Inc., Patriot Bank, National Association, Prime Bank and Jasper J. Jaser, as stockholders' representative, dated as of August 1, 2017

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

Date: August 11, 2017

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer