Form 10-Q
period 2017-09-30
PATRIOT NATIONAL BANCORP INC
filed 2017-11-09
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, there were 3,895,720 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	September 30, 2017	December 31, 2016

ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$3,337	2,596
Interest bearing deposits	25,075	89,693
Total cash and cash equivalents	28,412	92,289
Investment securities:
Available-for-sale securities, at fair value	29,586	24,428
Other investments, at cost	4,450	4,450
Total investment securities	34,036	28,878

Federal Reserve Bank stock, at cost	2,460	2,109
Federal Home Loan Bank stock, at cost	6,353	5,609
Loans receivable (net of allowance for loan losses: 2017: $6,222, 2016: $4,675)	703,896	576,982
Accrued interest and dividends receivable	3,501	2,726
Premises and equipment, net	34,713	32,759
Other real estate owned	851	851
Deferred tax asset	10,686	12,632
Other assets	1,823	1,819
Total assets	$826,731	756,654

Liabilities
Deposits:
Noninterest bearing deposits	$76,875	76,772
Interest bearing deposits	528,539	452,552
Total deposits	605,414	529,324

Federal Home Loan Bank and correspondent bank borrowings	130,000	138,000
Senior notes, net	11,684	11,628
Junior subordinated debt owed to unconsolidated trust	8,085	8,079
Note payable	1,627	1,769
Advances from borrowers for taxes and insurance	1,799	2,676
Accrued expenses and other liabilities	1,812	2,608
Total liabilities	760,421	694,084

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2017: 3,969,461 shares issued; 3,895,720 shares outstanding. 2016: 3,965,538 shares issued; 3,891,897 shares outstanding	40	40
Additional paid-in capital	106,834	106,729
Accumulated deficit	(39,394)	(42,902)
Less: Treasury stock, at cost: 2017 and 2016, 73,741 and 73,641 shares, respectively	(1,179)	(1,177)
Accumulated other comprehensive gain (loss)	9	(120)
Total shareholders' equity	66,310	62,570
Total liabilities and shareholders' equity	$826,731	756,654

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016

Interest and Dividend Income
Interest and fees on loans	$8,522	6,188	22,720	17,811
Interest on investment securities	275	131	688	405
Dividends on investment securities	105	88	280	264
Other interest income	65	25	148	94
Total interest and dividend income	8,967	6,432	23,836	18,574

Interest Expense
Interest on deposits	1,339	549	3,457	1,518
Interest on Federal Home Loan Bank borrowings	248	73	509	258
Interest on senior debt	229	-	686	-
Interest on subordinated debt	92	85	266	250
Interest on note payable	7	9	24	25
Total interest expense	1,915	716	4,942	2,051

Net interest income	7,052	5,716	18,894	16,523

Provision (Credit) for Loan Losses	545	355	(944)	2,314

Net interest income after provision (credit) for loan losses	6,507	5,361	19,838	14,209
Non-interest Income
Loan application, inspection and processing fees	25	64	61	152
Deposit fees and service charges	149	150	444	451
Rental Income	117	104	302	311
Loss on sale of investment securities	-	-	(78)	-
Other income	95	94	283	273
Total non-interest income	386	412	1,012	1,187

Non-interest Expense
Salaries and benefits	2,741	2,169	7,668	7,334
Occupancy and equipment expense	796	783	2,378	2,313
Data processing expense	340	288	786	814
Professional and other outside services	449	409	1,651	1,182
Advertising and promotional expense	81	128	266	341
Loan administration and processing expense	22	14	45	30
Regulatory assessments	230	159	572	453
Insurance expense	66	57	181	168
Material and communications	97	106	287	314
Other operating expense	400	328	1,096	992
Total non-interest expense	5,222	4,441	14,930	13,941

Income before income taxes	1,671	1,332	5,920	1,455

Expense for Income Taxes	658	518	2,373	570

Net income	$1,013	814	3,547	885

Basic earnings per share	$0.26	0.21	0.91	0.22
Diluted earnings per share	$0.26	0.21	0.91	0.22

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$1,013	814	3,547	885
Other comprehensive income
Unrealized holding gains on securities	2	71	289	186
Income tax effect	(1)	(28)	(112)	(72)

Reclassification for realized losses on sale of investment securities	-	-	(78)	-
Income tax effect	-	-	30	-

Total other comprehensive income	1	43	129	114

Comprehensive income	$1,014	857	3,676	999

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2016	3,891,897	$40	106,729	(42,902)	(1,177)	(120)	62,570
Comprehensive income:
Net income	-	-	-	3,547	-	-	3,547
Other comprehensive income	-	-	-	-	-	129	129
Total comprehensive income	-	-	-	3,547	-	129	3,676
Purchase of treasury stock	(100)				(2)		(2)
Common stock dividends				(39)			(39)
Share-based compensation expense	-	-	105	-	-	-	105
Vesting of restricted stock	3,923	-	-	-	-	-	-
Balance at September 30, 2017	3,895,720	$40	106,834	(39,394)	(1,179)	9	66,310

Balance at December 31, 2015	3,956,207	40	106,568	(44,832)	(160)	(152)	61,464
Comprehensive income:
Net income	-	-	-	885	-	-	885
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	-	-	114	114
Total comprehensive income	-	-	-	885	-	114	999
Purchase of treasury stock	(518)				(7)		(7)
Share-based compensation expense	-	-	126	-	-	-	126
Vesting of restricted stock	4,214	-	-	-	-	-	-
Balance at September 30, 2016	3,959,903	$40	106,694	(43,947)	(167)	(38)	62,582

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2017	2016

Cash Flows from Operating Activities:
Net income	$3,547	885
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	66	97
Amortization and accretion of purchase loan premiums and discounts, net to loans	476	118
Amortization of debt issuance costs	62	5
(Credit) provision for loan losses	(944)	2,314
Depreciation and amortization	926	920
Loss on sales of available-for-sale securities	78	-
Share-based compensation	105	126
Deferred income taxes	1,864	351
Gain on acquisition of OREO	-	(11)
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(775)	(298)
Increase in other assets	(4)	(426)
Decrease in accrued expenses and other liabilities	(796)	(40)
Net cash provided by operating activities	4,605	4,041

Cash Flows from Investing Activities:
Proceeds from sales on available-for-sale securities	13,846	5,000
Principal repayments on available-for-sale securities	1,639	2,092
Purchases of available-for-sale securities	(20,576)	(1,000)
Purchases of Federal Reserve Bank stock	(351)	-
(Purchases) redemptions of Federal Home Loan Bank stock	(744)	827
Increase in net originations of loans receivable	(53,424)	(57,991)
Purchase of loan pools receivable	(73,022)	(18,976)
Purchase of premises and equipment	(2,880)	(2,349)
Net cash used in investing activities	(135,512)	(72,397)

Cash Flows from Financing Activities:
Increase in deposits, net	76,090	26,505
(Repayments of) increase in FHLB and correspondent bank borrowings	(8,000)	3,000
Principal repayments of note payable	(142)	(139)
Decrease in advances from borrowers for taxes and insurance	(877)	(889)
Purchases of treasury stock	(2)	(7)
Dividends paid on common stock	(39)	-
Net cash provided by financing activities	67,030	28,470

Net decrease in cash and cash equivalents	(63,877)	(39,886)

Cash and cash equivalents at beginning of period	92,289	85,400

Cash and cash equivalents at end of period	$28,412	45,514

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,467	2,398
Cash paid for income taxes	$475	253

Supplemental Disclosures of Noncash Investing Activities:
Transfers of loans receivable to other real estate owned	$-	840

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the remainder of 2017.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

Note 2: Available-for Sale Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of available-for-sale securities at September 30, 2017 and December 31, 2016 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2017:
U. S. Government agency mortgage-backed securities	$8,071	34	(69)	8,036
Corporate bonds	14,000	-	(95)	13,905
Subordinated notes	7,500	145	-	7,645
	$29,571	179	(164)	29,586

December 31, 2016:
U. S. Government agency mortgage-backed securities	$10,624	9	(192)	10,441
Corporate bonds	9,000	-	(39)	8,961
Subordinated notes	5,000	26	-	5,026
	$24,624	35	(231)	24,428

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of September 30, 2017 and December 31, 2016:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
September 30, 2017:
U. S. Government agency mortgage-backed securities	$626	(2)	3,329	(67)	3,955	(69)
Corporate bonds	13,905	(95)	-	-	13,905	(95)
	$14,531	(97)	3,329	(67)	17,860	(164)

December 31, 2016:
U. S. Government agency mortgage-backed securities	$5,969	(144)	3,356	(48)	9,325	(192)
Corporate bonds	-	-	5,961	(39)	5,961	(39)
	$5,969	(144)	9,317	(87)	15,286	(231)

At September 30, 2017 and December 31, 2016, eight of thirteen and seven out of twelve available-for-sale securities had unrealized losses with an aggregate depreciation of 0.9% and 1.5% from amortized cost, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute an other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of September 30, 2017.

At September 30, 2017 and December 31, 2016, available-for-sale securities of $5.0 million and $4.2 million, respectively, were pledged to the FRB of New York, primarily to secure municipal deposits.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at September 30, 2017 and December 31, 2016. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
September 30, 2017:
Corporate bonds	$-	9,000	5,000	14,000	-	8,954	4,951	13,905
Subordinated Notes	1,000	6,500	-	7,500	1,019	6,626	-	7,645
Available-for-sale securities with single maturity dates	1,000	15,500	5,000	21,500	1,019	15,580	4,951	21,550
U. S. Government agency mortgage-backed securities	-	940	7,131	8,071	-	920	7,116	8,036
	$1,000	16,440	12,131	29,571	1,019	16,500	12,067	29,586

December 31, 2016:
Corporate bonds	$9,000	-	-	9,000	8,961	-	-	8,961
Subordinated Notes	1,000	4,000	-	5,000	1,026	4,000	-	5,026
Available-for-sale securities with single maturity dates	10,000	4,000	-	14,000	9,987	4,000	-	13,987
U. S. Government agency mortgage-backed securities	-	2,132	8,492	10,624	-	2,106	8,335	10,441
	$10,000	6,132	8,492	24,624	9,987	6,106	8,335	24,428

There were $13.8 million sales and $20.6 million purchases of available-for-sale securities in 2017. No loss on the sale of available-for-sale securities was recorded during the third quarter ended September 30, 2017. A loss on the sale of available-for-sale securities of $78,000 was recorded during the nine months ended September 30, 2017. There were no realized gains (losses) of available-for sale securities during the three and nine months ended September 30, 2016.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

Note 3: Loans Receivable and Allowance for Loan Losses

As of September 30, 2017 and December 31, 2016, loans receivable, net, consists of the following:

(In thousands)
Loan portfolio segment:	September 30, 2017	December 31, 2016
Commercial Real Estate	$296,625	271,229
Residential Real Estate	150,664	86,514
Commercial and Industrial	117,673	60,977
Consumer and Other	90,973	101,449
Construction	48,328	53,895
Construction to permanent - CRE	5,855	7,593
Loans receivable, gross	710,118	581,657
Allowance for loan losses	(6,222)	(4,675)
Loans receivable, net	$703,896	576,982

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

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, allocated to segments of the loan portfolio, for the three and nine months ended September 30, 2017 and 2016:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
Three months ended September 30, 2017
Allowance for loan losses:
June 30, 2017	$2,218	1,041	1,453	593	490	73	76	5,944
Charge-offs	-	-	(265)	(10)	-	-	-	(275)
Recoveries	6	-	-	2	-	-	-	8
Provisions (credits)	(52)	4	685	(327)	293	(27)	(31)	545
September 30, 2017	$2,172	1,045	1,873	258	783	46	45	6,222

Three months ended September 30, 2016
Allowance for loan losses:
June 30, 2016	$2,295	647	3,400	531	169	145	22	7,209
Charge-offs	-	(186)	(50)	(2)	-	-	-	(238)
Recoveries	-	2	-	-	-	-	-	2
Provisions (credits)	(491)	949	352	(329)	(108)	(18)	-	355
September 30, 2016	$1,804	1,412	3,702	200	61	127	22	7,328

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
Nine months ended September 30, 2017
Allowance for loan losses:
December 31, 2016	$1,853	534	740	641	712	69	126	4,675
Charge-offs	-	-	(265)	(23)	-	-	-	(288)
Recoveries	8	-	2,769	2	-	-	-	2,779
Provisions (credits)	311	511	(1,371)	(362)	71	(23)	(81)	(944)

September 30, 2017	$2,172	1,045	1,873	258	783	46	45	6,222

Nine months ended September 30, 2016
Allowance for loan losses:
December 31, 2015	$1,970	740	1,027	677	486	123	219	5,242
Charge-offs	-	(190)	(50)	(4)	-	-	-	(244)
Recoveries	-	3	12	1	-	-	-	16
Provisions (credits)	(166)	859	2,713	(474)	(425)	4	(197)	2,314

September 30, 2016	$1,804	1,412	3,702	200	61	127	22	7,328

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of September 30, 2017 and December 31, 2016:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
September 30, 2017
Allowance for loan losses:

Individually evaluated for impairment	$-	-	285	-	-	-	-	285

Collectively evaluated for impairment	2,172	1,045	1,588	258	783	46	45	5,937

Total allowance for loan losses	$2,172	1,045	1,873	258	783	46	45	6,222

Loans receivable, gross:
Individually evaluated for impairment	$6,081	1,904	285	715	-	-	-	8,985

Collectively evaluated for impairment	290,544	148,760	117,388	90,258	48,328	5,855	-	701,133

Total loans receivable, gross	$296,625	150,664	117,673	90,973	48,328	5,855	-	710,118

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$-	-	231	-	-	-	-	231

Collectively evaluated for impairment	1,853	534	509	641	712	69	126	4,444

Total allowance for loan losses	$1,853	534	740	641	712	69	126	4,675

Loans receivable, gross:
Individually evaluated for impairment	$6,267	1,911	231	542	-	-	-	8,951

Collectively evaluated for impairment	264,962	84,603	60,746	100,907	53,895	7,593	-	572,706

Total loans receivable, gross	$271,229	86,514	60,977	101,449	53,895	7,593	-	581,657

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of September 30, 2017 and December 31, 2016:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of September 30, 2017:
Loan portfolio segment:
Residential Real Estate:
Sub-standard	$-	-	1,590	1,590	-	1,590
Commercial and Industrial:
Sub-standard	-	-	286	286	-	286
Consumer and Other
Sub-standard	-	-	175	175	-	175
Total non-accruing loans	$-	-	2,051	2,051	-	2,051

As of December 31, 2016:
Loan portfolio segment:
Residential Real Estate:
Sub-standard	$-	-	1,590	1,590	-	1,590
Commercial and Industrial:
Sub-standard	-	-	231	231	-	231
Total non-accruing loans	$-	-	1,821	1,821	-	1,821

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income of $27,000 and $70,000 would have been recognized in income during the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, additional interest income of $70,000 and $266,000 would have been recognized in income.

Additionally, certain loans for which the borrower cannot demonstrate sufficient cash flow to continue loan payments in the future and certain troubled debt restructurings (“TDRs”) are placed on non-accrual status. During the three and nine months ended September 30, 2017 and 2016, no interest income was collected and recognized on non-accruing loans.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

The following tables summarize performing and non-performing loans receivable by portfolio segment, by aging category, by delinquency status as of September 30, 2017 and December 31, 2016.

(In thousands)	Performing (Accruing) Loans
As of September 30, 2017:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$1,300	-	-	1,300	277,475	278,775	-	278,775
Special Mention	652	-	-	652	12,510	13,162	-	13,162
Substandard	-	1,699	-	1,699	2,989	4,688	-	4,688
	1,952	1,699	-	3,651	292,974	296,625	-	296,625
Residential Real Estate:
Pass	556	364	1,447	2,367	145,170	147,537	-	147,537
Special Mention	-	-	-	-	1,537	1,537	-	1,537
Substandard	-	-	-	-	-	-	1,590	1,590
	556	364	1,447	2,367	146,707	149,074	1,590	150,664
Commercial and Industrial:
Pass	1,799	500	2,500	4,799	112,088	116,887	-	116,887
Substandard	-	-	500	500	-	500	286	786
	1,799	500	3,000	5,299	112,088	117,387	286	117,673
Consumer and Other:
Pass	-	125	-	125	90,673	90,798	-	90,798
Substandard	-	-	-	-	-	-	175	175
	-	125	-	125	90,673	90,798	175	90,973
Construction:
Pass	-	-	-	-	48,328	48,328	-	48,328

Construction to permanent - CRE:
Pass	-	-	-	-	5,855	5,855	-	5,855

Total	$4,307	2,688	4,447	11,442	696,625	708,067	2,051	710,118

Loans receivable, gross:
Pass	$3,655	989	3,947	8,591	679,589	688,180	-	688,180
Special Mention	652	-	-	652	14,047	14,699	-	14,699
Substandard	-	1,699	500	2,199	2,989	5,188	2,051	7,239
Loans receivable, gross	$4,307	2,688	4,447	11,442	696,625	708,067	2,051	710,118

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

(In thousands)	Performing (Accruing) Loans
As of December 31, 2016:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	-	-	-	265,246	265,246	-	265,246
Special Mention	-	-	-	-	4,531	4,531	-	4,531
Substandard	-	-	-	-	1,452	1,452	-	1,452
	-	-	-	-	271,229	271,229	-	271,229
Residential Real Estate:
Pass	131	9	1,449	1,589	83,335	84,924	-	84,924
Substandard	-	-	-	-	-	-	1,590	1,590
	131	9	1,449	1,589	83,335	84,924	1,590	86,514
Commercial and Industrial:
Pass	47	4	-	51	60,692	60,743	-	60,743
Substandard	-	-	-	-	3	3	231	234
	47	4	-	51	60,695	60,746	231	60,977
Consumer and Other:
Pass	75	-	3	78	101,371	101,449	-	101,449

Construction:
Pass	-	-	-	-	53,895	53,895	-	53,895

Construction to permanent - CRE:
Pass	-	-	-	-	7,593	7,593	-	7,593

Total	$253	13	1,452	1,718	578,118	579,836	1,821	581,657

Loans receivable, gross:
Pass	$253	13	1,452	1,718	572,132	573,850	-	573,850
Special Mention	-	-	-	-	4,531	4,531	-	4,531
Substandard	-	-	-	-	1,455	1,455	1,821	3,276
Loans receivable, gross	$253	13	1,452	1,718	578,118	579,836	1,821	581,657

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

There were no loans modified as TDRs and no defaults of TDRs during the three and nine months ended September 30, 2017 and 2016. At September 30, 2017 and December 31, 2016, there were no commitments to advance additional funds under TDRs.

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

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of September 30, 2017 and December 31, 2016, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $9.0 million and $8.9 million were identified, for which $285,000 and $231,000 specific reserves were established, respectively. Loans not requiring specific reserves had sufficient collateral values, less costs to sell, supporting the carrying amount of the loans. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At September 30, 2017 exposure to the $9.0 million of impaired loans was related to 12 borrowers. In all cases, appraisal reports of the underlying collateral, if any, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were reduced by an estimate of the costs to sell the assets, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

The following summarizes the investment in, outstanding principal balance of, and the related allowance, if any, for impaired loans as of September 30, 2017 and December 31, 2016:

(In thousands)
	September 30, 2017			December 31, 2016
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$6,081	6,531	-	6,267	6,721	-
Residential Real Estate	1,904	1,935	-	1,911	2,915	-
Commercial and Industrial	-	503	-	-	-	-
Consumer and Other	715	809	-	542	631	-
Construction	-	39	-	-	-	-
	8,700	9,817	-	8,720	10,267	-

With a related allowance recorded:
Commercial Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-
Commercial and Industrial	285	285	285	231	231	231
Consumer and Other	-	-	-	-	-	-
Construction	-	-	-	-	-	-
	285	285	285	231	231	231

Impaired Loans, Total:
Commercial Real Estate	6,081	6,531	-	6,267	6,721	-
Residential Real Estate	1,904	1,935	-	1,911	2,915	-
Commercial and Industrial	285	788	285	231	231	231
Consumer and Other	715	809	-	542	631	-
Construction	-	39	-	-	-	-
Impaired Loans, Total	$8,985	10,102	285	8,951	10,498	231

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

The following tables summarize additional information regarding impaired loans for the three and nine months ended September 30, 2017 and 2016.

(In thousands)	Three Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,111	10	6,428	77
Residential Real Estate	1,903	-	4,787	36
Commercial and Industrial	37	-	148	-
Consumer and Other	584	-	272	-
	8,635	10	11,635	113
With a related allowance recorded:
Commercial Real Estate	-	-	-	-
Residential Real Estate	-	-	-	-
Commercial and Industrial	245	-	3,068	-
Consumer and Other	-	-	2	-
	245	-	3,070	-
Impaired Loans, Total:
Commercial Real Estate	6,111	10	6,428	77
Residential Real Estate	1,903	-	4,787	36
Commercial and Industrial	282	-	3,216	-
Consumer and Other	584	-	274	-
Impaired Loans, Total	$8,880	10	14,705	113

(In thousands)	Nine Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,173	159	7,281	236
Residential Real Estate	1,907	5	4,666	98
Commercial and Industrial	46	-	74	-
Consumer and Other	558	10	409	9
	8,684	174	12,430	343
With a related allowance recorded:
Commercial Real Estate	-	-	-	-
Residential Real Estate	-	-	-	-
Commercial and Industrial	237	-	2,278	-
Consumer and Other	-	-	2	-
	237	-	2,280	-
Impaired Loans, Total:
Commercial Real Estate	6,173	159	7,281	236
Residential Real Estate	1,907	5	4,666	98
Commercial and Industrial	283	-	2,352	-
Consumer and Other	558	10	411	9
Impaired Loans, Total	$8,921	174	14,710	343

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

Note 4:     Deposits

The following table presents the balance of deposits held, by category as of September 30, 2017 and December 31, 2016.

(In thousands)	September 30, 2017	December 31, 2016

Non-interest bearing	$76,875	$76,772
Interest bearing:
NOW	27,420	29,912
Savings	141,256	131,429
Money market	13,477	15,593
Certificates of deposit, less than $250,000	182,960	160,609
Certificates of deposit, $250,000 or greater	69,415	51,077
Brokered deposits	94,011	63,932
Interest bearing, Total	528,539	452,552

Total Deposits	$605,414	$529,324

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

Note 5: Share-Based Compensation and Employee Benefit Plan

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice is to grant RSAs; as of September 30, 2017 and December 31, 2016, there were no options or phantom stock units outstanding, or that have been exercised during the period then ended.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain limitations. As of September 30, 2017, 2,887,032 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant. During the nine months ended September 30, 2017, the Company granted 5,084 RSAs to directors and zero RSA to employees. During the nine months ended September 30, 2016, the Company granted 52,200 restricted shares to employees and 5,884 restricted shares to directors, respectively. During the three and nine months ended September 30, 2017, 1,692 and 3,923 shares of restricted stock became vested, 600 and 6,600 shares of restricted stock forfeited, respectively. All RSAs are non- participating grants.

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the three and nine months ended September 30, 2017, the Company recognized share-based compensation expense of $37,000 and $105,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $16,000 and $48,000, respectively.

For the three months ended September 30, 2016, the Company recorded a net credit to share-based compensation expense of $182,000, and net expense of $126,000, for the nine months ended September 30, 2016. The share-based compensation attributable to employees of Patriot amounted to a net credit of $198,000 and net expense of $80,000 for the three and nine months ended September 30, 2016, respectively. The net credit was primarily due to the resignations of the Company’s Chief Executive Officer and the Chief Operating Officer in the third quarter of 2016.

Included in share-based compensation expense for the three and nine months ended September 30, 2017 were $21,000 and $57,000 attributable to Patriot’s external Directors, who received total compensation of $80,000 and $226,000 for each of those periods, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Income.

The share-based compensation expense for the three and nine months ended September 30, 2016 were $16,000 and $46,000 attributable to Patriot’s external Directors, who received total compensation of $75,000 and $227,000 for each of those periods, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Income.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

The following is a summary of the status of the Company’s restricted shares as of September 30, 2017 and 2016 and changes therein during the periods indicated:

Three months ended September 30, 2017:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2017	32,117	$12.39
Vested	(1,692)	$16.80
Forfeited	(600)	$15.50
Unvested at September 30, 2017	29,825	$12.08

Nine months ended September 30, 2017:
Unvested at December 31, 2016	35,264	$12.84
Granted	5,084	$15.05
Vested	(3,923)	$14.66
Forfeited	(6,600)	$15.50
Unvested at September 30, 2017	29,825	$12.08

Three months ended September 30, 2016:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2016	107,199	$14.16
Vested	(1,688)	$16.80
Forfeited	(65,500)	$14.87
Unvested at September 30, 2016	40,011	$12.87

Nine months ended September 30, 2016:
Unvested at December 31, 2015	55,854	$12.83
Granted	58,084	$15.25
Vested	(4,214)	$15.55
Forfeited	(69,713)	$14.66
Unvested at September 30, 2016	40,011	$12.87

Compensation expense attributable to the unvested restricted shares outstanding as of September 30, 2017 amounts to $321,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.27 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

RSA Grant - Non-executive Employees

On January 4, 2016, the Company granted 100 restricted shares of common stock to each of eighty-seven full- and part-time non-executive employees as of December 31, 2015. The total number of shares granted was 8,700 at a grant date fair value of $15.50 per share. The shares granted vest on January 2, 2019 and are non-participating during the vesting period.

During the nine months ended September 30, 2017, 600 granted shares were forfeited. During the nine months ended September 30, 2016, 1,800 granted shares were forfeited. The remaining 6,300 shares continue to vest and $41,000 of compensation expense is expected to be recognized through the January 2019 vesting date.

Retirement Plan

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent. During the three and nine months ended September 30, 2017, compensation expense under the 401K aggregated $37,000 and $132,000, respectively. During the three and nine months ended September 30, 2016, compensation expense under the 401K aggregated $39,000 and $120,000, respectively.

Dividends

On July 17, 2017, the Company announced its intention to begin making quarterly cash dividend payments. The first dividend of $0.01 per share was announced for shareholders of record as of July 24, 2017 with a payment date of August 1, 2017. For the nine months ended September 30, 2017, the Company paid cash dividends of $39,000. No dividend was declared and paid for the nine months ended September 30, 2016. The next dividend payment is scheduled on November 10, 2017 for shareholders of record as of November 9, 2017.

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

The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 follows.

(Net income in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings per share:
Net income attributable to Common shareholders	$1,013	814	3,547	885

Divided by:
Weighted average shares outstanding	3,894,237	3,958,718	3,893,702	3,957,343

Basic earnings per common share	$0.26	0.21	0.91	0.22

Diluted earnings per share:
Net income attributable to Common shareholders	$1,013	814	3,547	885

Weighted average shares outstanding	3,894,237	3,958,718	3,893,702	3,957,343

Effect of potentially dilutive restricted common shares	9,193	-	4,854	-

Divided by:
Weighted average diluted shares outstanding	3,903,430	3,958,718	3,898,556	3,957,343

Diluted earnings per common share	$0.26	0.21	0.91	0.22

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

Financial instruments with credit risk at September 30, 2017 are as follows:

(In thousands)
As of September 30, 2017
Commitments to extend credit:
Unused lines of credit	$49,464
Undisbursed construction loans	10,433
Home equity lines of credit	20,177
Future loan commitments	21,938
Financial standby letters of credit	1,299
$103,311

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a $5,000 reserve for credit loss as of September 30, 2017, which is included in accrued expenses and other liabilities.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

The Company’s and the Bank’s regulatory capital amounts and ratios at September 30, 2017 and December 31, 2016 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	74,470	10.222	66,254	10.603	83,558	11.554	74,303	11.928
To be Well Capitalized(1)	-	-	-	-	72,320	10.000	62,292	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	66,896	9.250	53,727	8.625
For capital adequacy	58,280	8.000	49,989	8.000	57,856	8.000	49,834	8.000

Tier 1 Capital (to risk weighted assets):
Actual	68,240	9.367	61,571	9.854	77,328	10.692	69,620	11.176
To be Well Capitalized(1)	-	-	-	-	57,856	8.000	49,834	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	52,432	7.250	41,269	6.625
For capital adequacy	43,710	6.000	37,491	6.000	43,392	6.000	37,375	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	60,240	8.269	53,571	8.573	77,328	10.692	69,620	11.176
To be Well Capitalized(1)	-	-	-	-	47,008	6.500	40,490	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	41,584	5.750	31,925	5.125
For capital adequacy	32,783	4.500	28,119	4.500	32,544	4.500	28,031	4.500

Tier 1 Leverage Capital (to average assets):
Actual	68,240	8.449	61,571	9.296	77,328	9.574	69,620	10.518
To be Well Capitalized(1)	-	-	-	-	40,384	5.000	33,096	5.000
For capital adequacy	32,308	4.000	26,494	4.000	32,308	4.000	26,477	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - - the Company. Such categorization of capital adequacy only applies to insured depository institutions - - the Bank.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of September 30, 2017, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

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

Level 2	Observable inputs other than quoted prices included in Level 1, such as:
–	Quoted prices for similar assets or liabilities in active markets (such as U.S. agency and government sponsored mortgage-backed securities)
–
Quoted prices for identical or similar assets or liabilities in less active markets (such as certain U.S. and government agency debt securities, and corporate and municipal debt securities that trade infrequently)

–	Other inputs that are observable for substantially the full term of the asset or liability (i.e. interest rates, yield curves, prepayment speeds, default rates, etc.).

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

Cash and due from banks, federal funds sold and accrued interest receivable and payable

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

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

Shares in the Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) are purchased and redeemed based upon their $100 par value. The stocks are non-marketable equity securities, and as such, are considered restricted securities that are carried at cost.

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

Federal Home Loan Bank and Correspondent Bank Borrowings

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of September 30, 2017 and December 31, 2016:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2017:
U. S. Government agency mortgage-backed securities	$-	8,036	-	8,036
Corporate bonds	-	13,905	-	13,905
Subordinated notes	-	5,610	2,035	7,645

Available-for-sale securities	$-	27,551	2,035	29,586

December 31, 2016:
U. S. Government agency mortgage-backed securities	$-	10,441	-	10,441
Corporate bonds	-	8,961	-	8,961
Subordinated notes	-	3,026	2,000	5,026

Available-for-sale securities	$-	22,428	2,000	24,428

The table below presents the valuation methodology and unobservable inputs for level 3 assets measures at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016:

(In thousands)
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2017:
Impaired loans	$8,985	Real Estate Appraisals	Discount for appraisal type	0%	-	8%
OREO	851	Real Estate Appraisals	Discount for appraisal type	21%

December 31, 2016:
Impaired loans	$8,951	Real Estate Appraisals	Discount for appraisal type	0%	-	8%
OREO	851	Real Estate Appraisals	Discount for appraisal type	21%

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

The estimated fair value amounts have been measured as of September 30, 2017 and December 31, 2016 and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of September 30, 2017 and December 31, 2016:

(In thousands)		September 30, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$3,337	3,337	2,596	2,596
Interest-bearing deposits due from banks	Level 1	25,075	25,075	89,693	89,693
U. S. Government agency mortgage-backed securities	Level 2	8,036	8,036	10,441	10,441
Corporate bonds	Level 2	13,905	13,905	8,961	8,961
Subordinated Notes	Level 2	5,610	5,610	3,026	3,026
Subordinated Notes	Level 3	2,035	2,035	2,000	2,000
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,460	2,460	2,109	2,109
Federal Home Loan Bank stock	Level 2	6,353	6,353	5,609	5,609
Loans receivable, net	Level 3	703,896	699,764	576,982	576,757
Accrued interest receivable	Level 2	3,501	3,501	2,726	2,726

Financial assets, total		$778,658	774,526	708,593	708,368

Financial Liabilities:
Demand deposits	Level 2	$76,875	76,875	76,772	76,772
Savings deposits	Level 2	141,256	141,256	131,429	131,429
Money market deposits	Level 2	13,477	13,477	15,593	15,593
NOW accounts	Level 2	27,420	27,420	29,912	29,912
Time deposits	Level 2	252,375	251,966	211,686	210,321
Brokered deposits	Level 1	94,011	93,950	63,932	63,897
FHLB and correspondent bank borrowings	Level 2	130,000	130,214	138,000	138,149
Senior notes	Level 2	11,684	11,324	11,628	11,628
Subordinated debentures	Level 2	8,085	8,085	8,079	8,079
Note payable	Level 3	1,627	1,466	1,769	1,565
Accrued interest payable	Level 2	532	532	118	118

Financial liabilities, total		$757,342	756,565	688,918	687,463

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

Off-balance sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at September 30, 2017 and December 31, 2016. The estimated fair value of fee income on letters of credit at September 30, 2017 and December 31, 2016 was insignificant.

Note 10:     Pending Merger and Acquisition

On August 1, 2017, a definitive merger agreement (“Merger Agreement”) was entered into by and among the Company, Patriot Bank, Prime Bank, a Connecticut bank headquartered in Orange, CT (“Prime Bank”) (PMHV:US) and a stockholder representative of Prime Bank. Pursuant to the Merger Agreement, Prime Bank will merge into Patriot Bank and existing stockholders of Prime Bank will receive aggregate cash consideration (“Merger Consideration”) equal to 115% of Prime Bank’s tangible book value as of the closing date which is anticipated to be in the fourth quarter 2017. Moreover, all outstanding stock options of Prime Bank will be settled by cash payment in an amount equal to the amount by which the per share Merger Consideration exceeds the exercise price of each stock option.

The acquisition will enable Patriot to expand its consumer and small business relationships, lending operations, and community presence, all of which will improve key operating metrics. This transaction was approved by the shareholders of Prime Bank on October 17, 2017 and is also subject to customary regulatory approval. Upon closing, the acquisition will result in a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.

Patriot is still evaluating the estimated fair values of the assets to be acquired and the liabilities to be assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in the connection with this transaction, as well as acquisition costs incurred and expected to be incurred, are also yet to be determined. The Company incurred $39,000 of merger and acquisition expenses related to the Prime Bank merger for the nine months ended September 30, 2017. The Company anticipates that it will incur approximately $500,000 of additional merger and acquisition expenses.

The effect of the merger is expected to be reflected in Patriot’s results beginning with the fourth quarter of 2017.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (unaudited)

Note 11:     Recent Accounting Pronouncements

Recently Issued Accounting Standards Updates

ASU 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This update will replace all current U.S. GAAP related to revenue recognition and will eliminate all industry-specific guidance. During 2016, the update was further clarified by ASU 2016-08 Revenue from Contracts with Customers: Principle versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing and ASU 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. In July 2015, the FASB affirmed its proposal to defer the effective date of this new standard. As a result, public companies will apply the new revenue standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The core principle of the new guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The banking industry does not expect significant changes because major sources of revenue are from financial instruments that have been excluded from the scope of the new standard, (including loans, debt and equity securities, etc.). However, these new standards affect other fees charged by banks, such as asset management fees, credit card interchange fees, deposit account fees, etc. Adoption may be made on a full retrospective basis with practical expedients, or on a modified retrospective basis with a cumulative effect adjustment. Management continues to assess the impact that this guidance may have on its Consolidated Financial Statements with respect to new transactions entered into through the course of normal operations. Except for additional disclosures that are required, management has determined that ASU 2014-09 will not have a material impact on its financial condition or results of operations with respect to its normal and customary operations, but continues to monitor potential impacts that may occur as it explores additional transactions and opportunities.

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

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The purpose of the standard is to improve consistency and comparability among companies with respect to the reporting of changes in restricted cash and cash equivalents on the Statement of Cash Flows. The ASU requires the Statement of Cash Flows to include all changes in total cash and cash equivalents, including restricted amounts, and to the extent restricted cash and cash equivalents are presented in separate line items on the Balance Sheet, disclosure reconciling the change in total cash and cash equivalents to the amounts shown on the Balance Sheet are required. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. As of September 30, 2017 and December 31, 2016, Patriot does not have restricted cash and cash equivalents separately disclosed on its Balance Sheet. In the future, if Patriot’s activities warrant presenting separate line items on its Balance Sheet for restricted cash and cash equivalents, management does not envision any difficulties implementing the requirements of ASU 2016-18, as applicable.

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

Summary

The Company reported net income for the third quarter of 2017 of $1,013,000 ($0.26 basic and diluted earnings per share) compared to a net income of $814,000 ($0.21 basic and diluted loss per share) for the quarter ended September 30, 2016. On a pre-tax basis, the Company earned $1.7 million for the three month period ended September 30, 2017, an increase of $339,000 over the third quarter of 2016.

For the nine months ended September 30, 2017, the Company reported net income of $3.5 million ($0.91 basic and diluted earnings per share) compared to net income of $885,000 ($0.22 basic and diluted earnings per share) for the nine months ended September 30, 2016, an increase of $2.66 million.

The comparative results for the nine month period ended September 30, 2016 and 2017 were affected by a troubled loan that was ultimately resolved. In June 2016, the Bank recorded a significant loan loss provision of $1.96 million related to this loan, but aggressively worked towards a recovery, which was successfully accomplished in the first quarter of 2017.

Excluding the impact of the loan loss provision (credit) (which primarily included loan losses and recoveries related to this loan), Patriot’s net income for the nine-month period ending September 30, 2017 was 30% higher than the same period in 2016. These results are the by-product of aggressive value-enhancing strategies that have been underway over the past year.

The following table represents a reconciliation of the reported net income to the net income excluding loan loss provision for the three and nine months ended September 30, 2017 and 2016. The table is reported in a format that is not in compliance with Generally Accepted Accounting Principles (non-GAAP) but is beneficial to the reader and provides enhanced comparability due to the loan loss and subsequent loan recovery associated with the troubled loan described previously. Company management finds this measure useful when assessing the period to period change in core performance of the business.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income excluding Loan Loss Provision (credit)
Net income reported	$1,013	$814	$3,547	$885
Tax provision	658	518	2,373	570
Loan loss provision (credit)	545	355	(944)	2,314

Pre-tax income reported	$1,671	1,332	5,920	1,455
Pre-tax income excluding loan loss provision	2,216	1,687	4,976	3,769
Net income excluding loan loss provision (credit)	1,343	1,031	2,981	2,292

Total assets increased $70 million or 9%, from $756.7 million at December 31, 2016 to $826.7 million at September 30, 2017.

●

Cash and cash equivalents decreased $63.9 million or 69%, from $92.3 million at December 31, 2016 to $28.4 million at September 30, 2017, as the availability of a variety of funding strategies negated the need to maintain cash and cash equivalents on the balance sheet.

●	The net loan portfolio increased $126.9 million or 22%, from $577.0 million at December 31, 2016 to $703.9 million at September 30, 2017.

Total liabilities increased $66.3 million or 10%, from $694.1 million at December 31, 2016 to $760.4 million at September 30, 2017.

●	Deposits increased $76.1 million or 14.4%, from $529.3 million to $605.4 million.
●	Following historical seasonal trends, non-interest bearing deposits increased by $103,000 or 0.1%.
●

Interest bearing deposits increased $75.9 million or 16.8%, mostly relating to increases of $40.7 million or 19.2% in Certificates of deposits, $30.1 million or 47.1% in brokered deposits, $9.9 million or 7.5% in Savings accounts, partially offset by decreases of $2.5 million or 8.4% in NOW and $2.1 million or 13.5% in Money Market accounts, respectively.

Equity increased $3.7 million or 6%, from $62.6 million at December 31, 2016 to $66.3 million at September 30, 2017, primarily due to $3.5 million of year-to-date net income, $105,000 of equity compensation, and $129,000 of investment portfolio unrealized gains.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents decreased $63.9 million, from $92.3 million at December 31, 2016 to $28.4 million at September 30, 2017. The Company funded $73.0 million in purchases of loans, $53.4 million in net originations of loans receivable, and $20.6 million in purchases of available-for-sale securities. The effect of these outlays was partially offset by a $76.1 million increase in deposits, and $15.5 million of proceeds from sales and principal repayments on available for sale securities, and $4.6 million in net cash provided by operations during the period.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

	September 30,	December 31,	Inc/(Dec)	Inc/(Dec)
(In thousands)	2017	2016	($)	(%)
U. S. Government agency mortgage-backed securities	$8,036	10,441	(2,405)	(23.03)%
Corporate bonds	13,905	8,961	4,944	55.17%
Subordinated notes	7,645	5,026	2,619	52.11%
Total Available-for-Sale Securities	$29,586	24,428	5,158	21.12%

Available-for-sale securities increased $5.2 million or 21.1%, from $24.4 million at December 31, 2016 to $29.6 million at September 30, 2017. This increase was primarily attributable to the purchase of $2.5 million subordinated notes, purchase of $4.0 million Government agency mortgage-backed securities, and purchase of $5.0 million corporate bonds, which was offset by the sale of approximate $6.4 million of Government agency mortgage-backed securities and repayments of principal on the same securities. In addition, the Company received $9.0 million from sales of corporate bonds, which was offset by a purchase of a different set of $9.0 million corporate bonds with superior rates of return.

Loans

The following table is a summary of the Company’s loan portfolio at the dates shown:

(In thousands)	September 30,	December 31,	Inc/(Dec)	Inc/(Dec)
Loan portfolio segment:	2017	2016	($)	(%)
Commercial Real Estate	$296,625	271,229	25,396	9.36%
Residential Real Estate	150,664	86,514	64,150	74.15%
Commercial and Industrial	117,673	60,977	56,696	92.98%
Consumer and Other	90,973	101,449	(10,476)	(10.33)%
Construction	48,328	53,895	(5,567)	(10.33)%
Construction to permanent - CRE	5,855	7,593	(1,738)	(22.89)%
Loans receivable, gross	710,118	581,657	128,461	22.09%
Allowance for loan losses	(6,222)	(4,675)	(1,547)	33.09%
Loans receivable, net	$703,896	576,982	126,914	22.00%

The Company’s gross loan portfolio increased $128.4 million, or 22.1%, from $581.7 million at December 31, 2016 to $710.1 million at September 30, 2017. The increase in loans was primarily attributable to purchases of $73.0 million residential real estate loans, and $53.4 million increase in net origination of loans receivable. As of September 30, 2017, the loan pipeline is strong, and management expects continued growth.

At September 30, 2017, the net loan to deposit ratio was 116% and the net loan to total assets ratio was 85%. At December 31, 2016, these ratios were 109% and 76%, respectively.

Allowance for Loan Losses

The allowance for loan losses increased $1.5 million or 32% from $4.7 million at December 31, 2016 to $6.2 million at September 30, 2017. The increase was primarily attributable to a $2.8 million increase in recoveries within our Commercial and Industrial category that was offset by $(944,000) provision (credit) for all loan categories.

The overall credit quality of the loan portfolio continues to be strong and stable. Based upon the overall assessment and evaluation of the loan portfolio at September 30, 2017, management believes the allowance for loan losses of $6.2 million, which represents 0.88% of gross loans outstanding, was adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing loans and loans past due 90 days or more and still accruing:

(In thousands)	September 30,	December 31,	Inc/(Dec)	Inc/(Dec)
	2017	2016	($)	(%)
Loans past due over 90 days and still accruing	$4,447	1,452	2,995	206.27%
Non-accruing loans	2,051	1,821	230	12.63%
Total	$6,498	3,273	3,225	98.53%

% of Total Loans	0.92%	0.57%
% of Total Assets	0.79%	0.43%

The $2.1 million of non-accrual loans at September 30, 2017 is comprised of six relationships, for which a specific reserve of $285,000 has been established.

The Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment.

The $1.8 million of non-accrual loans at December 31, 2016 was comprised of three borrowers, for which a specific reserve of $231,000 had been established.

Other Real Estate Owned

As of September 30, 2017 and December 31, 2016, OREO of $851,000, consisting of a single undeveloped property (i.e., raw land) zoned for multi-use construction, was reported on the Balance Sheet. The carrying amount was comprised of $840,000 representing the value of the loan receivable due from the mortgagor of the foreclosed property and a gain of $11,000 recognized upon taking possession of the property in May 2016. The gain was the excess of the fair value of the property at the date of possession over the loan receivable's carrying amount, after deducting an estimate of costs to liquidate the property.

Deferred Taxes

Deferred tax assets decreased $1.9 million, from $12.6 million at December 31, 2016 to $10.7 million at September 30, 2017. This decrease was primarily due to the utilization of net operating loss carry forwards to reduce income taxes otherwise payable on current year taxable income and net unrealized gains on the investment portfolio to the net operating loss carry forward.

The Company will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, the valuation allowance may be increased.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	September 30,	December 31,	Inc/(Dec)	Inc/(Dec)
	2017	2016	($)	(%)
Non-interest bearing	$76,875	76,772	103	0.13%
Interest bearing:
NOW	27,420	29,912	(2,492)	(8.33)%
Savings	141,256	131,429	9,827	7.48%
Money market	13,477	15,593	(2,116)	(13.57)%
Certificates of deposit, less than $250,000	182,960	160,609	22,351	13.92%
Certificates of deposit, $250,000 or greater	69,415	51,077	18,338	35.90%
Brokered deposits	94,011	63,932	30,079	47.05%
Total Interest bearing	528,539	452,552	75,987	16.79%

Total Deposits	$605,414	529,324	76,090	14.37%

Deposits increased $76.1 million or 14.4%, from $529.3 million at December 31, 2016 to $605.4 million at September 30, 2017. The increase was substantially the result of an effort to attract new deposits and strengthen the loyalty of the existing customer base by offering attractive rates. The effort was part of a strategy to establish long-term relationships for sustained growth and profitability. The increase in deposits, most notably in the category of time certificates, signifies the success in strengthening the Bank’s liquidity by refocusing its operations on its customer base. The Company continues to implement deposit growth initiatives.

Borrowings

Total borrowings declined by $8.1 million or 5.1%, from $159.5 million at December 31, 2016 to $151.4 million at September 30, 2017. Borrowings consist primarily of Federal Home Loan Bank (“FHLB”) advances, senior notes, junior subordinated debentures and a note payable.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB"). Borrowings from the FHLB are limited to a percentage of the value of qualified collateral, as defined on the FHLB Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of September 30, 2017, the Bank had $19.3 million of available borrowing capacity from the FHLB.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB. At September 30, 2017 and December 31, 2016, no funds had been borrowed under the line of credit.

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

The Correspondent Bank Agreement provides for up to $16 million in funds of which no funds was outstanding as of September 30, 2017. The Correspondent Bank Agreement is unsecured, currently requires a compensating balance of $250,000 to remain on account with Zions Bank at all times, pays interest on funds on account (e.g., Fed funds sweep, compensating balance) at variable rates depending on the total deposit, and charges interest on advances at Zions Bank’s daily Fed funds rate, which is variable.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior notes”). Interest on the Senior notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior notes to recognize a constant rate of interest expense. At September 30, 2017 and December 31, 2016, $316,000 and $372,000 of unamortized debt issuance costs have been deducted from the face amount of the Senior notes included in the Consolidated Balance Sheet.

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

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of September 30, 2017 and December 31, 2016, the note had a balance outstanding of $1.6 million and $1.8 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

Equity

Equity increased $3.7 million from $62.6 million at December 31, 2016 to $66.3 million at September 30, 2017, primarily due to $3.5 million of year-to-date net income, $105,000 of equity compensation, and $129,000 of investment portfolio unrealized gains.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, increased $4.9 million from $98.4 million at December 31, 2016 to $103.3 million at September 30, 2017.

RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended September 30, 2017 and 2016:

(In thousands)	Three months ended September 30,
	2017			2016
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$702,307	8,522	4.81	530,068	6,188	4.64
Cash equivalents	23,383	65	1.11	24,326	25	0.41
Investments	39,923	380	3.81	35,564	219	2.45

Total interest earning assets	765,613	8,967	4.65	589,958	6,432	4.34

Cash and due from banks	2,766			3,938
Premised and equipment, net	34,618			30,361
Allowance for loan losses	(6,120)			(7,210)
OREO	851			851
Other assets	16,076			17,085

Total Assets	$813,804			634,983

Liabilities
Interest bearing liabilities:
Deposit	$511,941	1,339	1.04	379,352	549	0.58
Borrowings	137,027	248	0.72	105,326	73	0.28
Senior notes	11,673	229	7.77	-	-	-
Subordinated debt	8,237	92	4.47	8,248	85	4.10
Note Payable	1,639	7	1.74	1,829	9	1.96

Total interest bearing liabilities	670,517	1,915	1.13	494,755	716	0.58

Demand deposits	75,081			74,594
Other liabilities	1,811			3,213

Total Liabilities	747,409			572,562

Shareholders' equity	66,395			62,421

Total Liabilities and Shareholders' Equity	$813,804			634,983

Net interest income		7,052			5,716
Interest margin			3.65			3.85
Interest spread			3.52			3.76

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the nine months ended September 30, 2017 and 2016:

(In thousands)	Nine months ended September 30,
	2017			2016
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$642,742	22,720	4.73	508,033	17,811	4.68
Cash equivalents	23,365	148	0.85	36,384	94	0.35
Investments	36,871	968	3.50	38,210	669	2.33

Total interest earning assets	702,978	23,836	4.53	582,627	18,574	4.26

Cash and due from banks	4,092			3,395
Premised and equipment, net	33,816			29,969
Allowance for loan losses	(5,547)			(5,913)
OREO	851			851
Other assets	16,717			16,270

Total Assets	$752,907			627,199

Liabilities
Interest bearing liabilities:
Deposit	$487,248	3,457	0.95	367,415	1,518	0.55
Borrowings	102,900	509	0.66	108,835	258	0.32
Senior notes	11,655	686	7.87	-	-	-
Subordinated debt	8,244	266	4.32	8,248	250	4.04
Note Payable	1,689	24	1.76	1,876	25	1.75

Total interest bearing liabilities	611,736	4,942	1.08	486,374	2,051	0.56

Demand deposits	73,815			75,045
Other liabilities	2,344			3,212

Total Liabilities	687,895			564,631

Shareholders' equity	65,012			62,568

Total Liabilities and Shareholders' Equity	$752,907			627,199

Net interest income		18,894			16,523
Interest margin			3.59			3.79
Interest spread			3.45			3.70

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three and nine months ended September 30, 2017 and 2016:

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 compared to 2016			2017 compared to 2016
	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$1,902	432	2,334	$4,492	417	4,909
Cash equivalents	(1)	41	40	(34)	88	54
Investments	25	136	161	(29)	328	299

Total interest earning assets	1,926	609	2,535	4,429	833	5,262

Interest bearing liabilities:
Deposit	224	566	790	581	1,358	1,939
Borrowings	22	153	175	(14)	265	251
Senior notes	229	-	229	686	-	686
Subordinated debt	-	7	7	-	16	16
Note payable	(2)	-	(2)	(1)	-	(1)

Total interest bearing liabilities	473	726	1,199	1,252	1,639	2,891

Net interest income	$1,453	(117)	1,336	$3,177	(806)	2,371

For the quarter ended September 30, 2017, interest income increased $2.5 million or 39% as compared to the quarter ended September 30, 2016, as focused growth and diversification in the loan portfolio yielded an increase in interest income. Average loan balances increased $172.2 million or 32% as compared to the quarter ended September 30, 2016. Total interest expense increased $1.2 million or 167% as compared to the quarter ended September 30, 2016, primarily driven by $790,000 increase in interest on deposits as the result of an increase in deposit rates, $229,000 increase in interest expense on senior debt that was issued in December 2016, and $175,000 increase in interest expense on FHLB borrowings, due to the increase in general market borrowing rates.

For the nine-month period ended September 30, 2017, interest income increased $5.3 million or 28% as compared to the nine-months ended September 30, 2016. Average loan balances increased $134.7 million as compared to the nine-months ended September 30, 2016, primarily driven by $73.0 million purchases of loan pools during the first quarter of 2017 and $53.4 million new loans originated in 2017.

As the loan pipeline continued to grow in 2017, so did the need to increase the Bank’s deposit base and liquidity sources. Since the second half of 2016, the Bank has adopted a certificate of deposits (CD) program to attract term deposits at competitive rates. For the nine-month period ended September 30, 2017, total interest expense increased $2.9 million or 141% as compared to the nine-months ended September 30, 2016, primarily driven by $1.9 million increase in interest on deposits as the result of an increase in deposit rates, and the $686,000 increase in interest expense associated with the issuance of senior debt in December 31, 2016.

Net interest income was $7.0 million for the quarter ended September 30, 2017, up 23% from the corresponding 2016 period, reflecting strong loan and deposit growth. Net interest income of $18.9 million for the nine months ended September 30, 2017 was 14% higher than the $16.5 million in the nine month period ended September 30, 2016. Net interest margin for the quarter ended September 30, 2017 was 3.65% as compared to 3.85% for the quarter ended September 30, 2016. For the nine-months ended September 30, 2017, net interest margin was 3.59% as compared to 3.79% for the year-ago period.

Provision (Credit) for Loan Losses

Provision for loan losses increased $190,000 from $355,000 for the quarter ended September 30, 2016 to $545,000 for the quarter ended September 30, 2017. The increase is primarily attributable to a higher loan balance in 2017.

For the nine months ended September 30, 2017, provision (credit) for loan losses decreased $3.3 million from $2.3 million provision for the nine month period ended September 30, 2016 to a credit balance of provision for loan losses $(944,000). This is primarily attributable to a single recovery in its Commercial and Industrial portfolio segment. Potential loss on the loan was fully reserved during 2016 and the loan was charged off during the fourth quarter of 2016. In March 2017, the Bank received a $2.8 million insurance recovery, which was recorded as a credit to the allowance for loan losses.

Non-interest income

Non-interest income decreased $26,000 from $412,000 for the quarter ended September 30, 2016 to $386,000 for the quarter ended September 30, 2017. The decrease was primarily attributable to a decrease of $39,000 in loan application and processing fees, which was partially offset by an increase of $13,000 in rental income.

For the nine months ended September 30, 2017, non-interest income decreased $175,000 to $1.0 million as compared to $1.2 million for the nine months ended September 30, 2016. The decrease is primarily attributable to $91,000 reduction of loan activity fees and a $78,000 loss on sale of investment securities in the first quarter of 2017.

Non-interest expense

Non-interest expense increased $781,000 from $4.4 million for the quarter ended September 30, 2016 to $5.2 million for the quarter ended September 30, 2017. The increase is primarily attributable to $572,000 increase in salaries and benefits, $71,000 increase in regulatory assessments, and $52,000 increase in data processing expense. The increase in salaries and benefits was primarily due to new hires to support the Company’s expanding business activities.

For the nine months ended September 30, 2017, non-interest expense increased $989,000 to $14.9 million as compared to $13.9 million for the nine months ended September 30, 2016. The increase is primarily attributable to $469,000 increase in professional and other outside services incurred in connection with implementation of operational improvements, $334,000 increase in salaries and benefits, and $119,000 increase in regulatory assessments due to growth in the Bank’s balance sheet.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 6.8% at September 30, 2017 compared to 14.9% at December 31, 2016. The Company’s available total liquidity (including off balance sheet funding sources) to total assets ratio was 17.9% at September 30, 2017 compared to 19.1% at December 31, 2016.

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

Capital

The following table illustrates the Company’s and the Bank’s regulatory capital ratios as of September 30, 2017 and December 31, 2016:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	74,470	10.222	66,254	10.603	83,558	11.554	74,303	11.928
Tier 1 Capital (to risk weighted assets)	68,240	9.367	61,571	9.854	77,328	10.692	69,620	11.176
Common Equity Tier 1 Capital (to risk weighted assets)	60,240	8.269	53,571	8.573	77,328	10.692	69,620	11.176
Tier 1 Leverage Capital (to average assets)	68,240	8.449	61,571	9.296	77,328	9.574	69,620	10.518

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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of September 30, 2017, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

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

Stock Repurchase Program

The following table presents share repurchases of Patriot’s common stock during the three months ended September 30, 2017 and December 31, 2016.

Period Beginning	Period Ending	No. of Shares Purchased(1)		Average Price Paid per Share	No. of Shares Purchased as part of Publicly Announced Plans(1)	Maximum No. of Shares that may yet be Purchased Under the Plans(1)
November 1, 2016	November 30, 2016	629		$13.73	629	498,853
December 1, 2016	December 31, 2016	71,324		$14.04	71,324	427,529

Three-months ended December 31, 2016		71,953		$14.04

August 1, 2017	August 31, 2017	100	(2)	$17.10	0 (2)	427,529(2)

Three-months ended September 30, 2017		100		$17.10

(1)

All shares have been repurchased in connection with the stock repurchase program (the "Program") authorized by the Company's Board of Directors on July 29, 2016. The Program authorized the Company's chairman to direct the Company to repurchase up to 500,000 shares of Patriot's common stock on the open-market or in private transactions, through July 31, 2017.

(2)	After the Program closed, one shareholder elected to sell 100 shares back to the Company. This transaction was accepted and executed on the same terms as those executed during the Program.

There were 100 shares of Patriot’s common stock repurchased during the three and nine months period ended September 30, 2017. No shares of Patriot’s common stock were repurchased during the three and nine months period ended September 30, 2016.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of September 30, 2017			As of December 31, 2016
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	99,330	(5,093)	(4.9)	102,546	(1,629)	(1.6)
+100	102,910	(1,513)	(1.5)	104,044	(130)	(0.1)
BASE	104,423	-	-	104,174	-	-
-100	104,873	450	0.4	105,408	1,233	1.2
-200	106,334	1,911	1.8	107,152	2,977	2.9

	Net Interest Income - Performance Summary
	September 30, 2017			Year ended December 31, 2016
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	29,474	397	1.4	25,588	976	4.0
+100	29,373	296	1.0	25,149	538	2.2
BASE	29,076	-	-	24,611	-	-
-100	28,447	(629)	(2.2)	23,956	(655)	(2.7)
-200	28,367	(709)	(2.4)	24,073	(538)	(2.2)

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the aforementioned officers concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

A material weakness in the Company’s internal control over financial reporting was disclosed in Item 9A, Controls and Procedures, of the Company’s annual report on Form 10-K, for the year ended December 31, 2016. The Company did not have effective controls over (i) the recording, monitoring and valuation of eligible collateral when calculating specific reserves on impaired loans; and (ii) controls over the development and monitoring of qualitative factors used in calculating the general component of the loan loss reserve in accordance with the approved allowance for loan losses policy.  Based on their evaluation, management concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were not effective as a result of the material weakness in internal controls over financial reporting that affected its financial reporting during the second and third quarters of 2016.

In response to the identified material weakness, management implemented changes to its disclosure controls and procedures and its system of internal control over financial reporting in each of the quarters ended December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, including changes to the process and procedures for establishing allowances for loan loss and enhancements to create a more robust review process. Other implemented enhancements include strengthened controls over the monitoring and valuation of collateral related to loans deemed to be impaired and for which specific reserves have been established.

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

No changes in the Company’s internal controls over financial reporting have occurred during the Company’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:      Legal Proceedings

Neither the Company nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or the Bank is a party or any of its property is subject.

Item 1A: Risk Factors

During the three and nine months ended September 30, 2017, there were no material changes to the risk factors relevant to the Company’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2016, except as follows.

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

Item 6:      Exhibits

No.	Description

3(i) (C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report Form 8-K dated October 21, 2010)

3(ii)	Amended and Restated By-laws of Bancorp (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 1, 2010 (Commission File No. 000-29599))

10(a) (2)	2012 Stock Plan of Bancorp (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed November 1, 2011)

10(a) (20)

Amended Financial Services Agreement, (incorporated by reference to Exhibit 10(a) (20) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 000-29599)

10(a) (21)

Agreement and Plan of Merger by and among Patriot National Bancorp, Inc., Patriot Bank, National Association, Prime Bank and Jasper J. Jaser, as stockholders’ representative, dated as of August 1, 2017 (incorporated by reference to Exhibit 10(a) (21) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

14

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

Date: November 9, 2017
Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer