Form 10-K
period 2017-12-31
PATRIOT NATIONAL BANCORP INC
filed 2018-03-30
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Bedford Street, Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

(203) 324-7500

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant in a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes   ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.     Yes   ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

As of June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price on June 30, 2017 as reported on the NASDAQ Global Market: $13.2 million

Number of shares of the registrant’s Common stock, $0.01 par value per share, 3,901,910 shares outstanding as of March 17, 2018.

Document Incorporated by Reference

Proxy or Information Statement relating to the registrant’s Annual Meeting of Shareholders to be held in 2018. (A definitive proxy or Information statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Fiscal year covered by this form 10-K.)

Incorporated into part III of this Form 10-K.

PATRIOT NATIONAL BANCORP, INC.

2017 FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2017

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

PART I

ITEM 1. Business

General

Patriot National Bancorp, Inc. (the “Company”), a Connecticut corporation, is a one-bank holding company for Patriot Bank, N.A, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the “Bank”) (collectively, “Patriot”). The Bank received its charter and commenced operations as a national bank on August 31, 1994. The Bank has a total of nine branch offices comprised of seven branch offices located in Fairfield and New Haven Counties, Connecticut and two branch offices located in Westchester County, New York as of December 31, 2017. The Bedford branch was closed February 28, 2018 and its business and staff transferred to the Scarsdale branch.

On March 11, 2003, the Company formed Patriot National Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company. The Company primarily invested the funds from the issuance of the debt in the Bank. The Bank used the proceeds to fund general operations.

On October 15, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), the Company issued and sold to PNBK Holdings LLC (“Holdings”), an investment limited liability company controlled by Michael Carrazza, 3.36 million shares of its common stock at a purchase price of $15.00 per share (adjusted for a 1-for-10 reverse stock split discussed below) for an aggregate purchase price of $50.4 million. The shares sold to Holdings represented 87.6% of the Company’s then issued and outstanding common stock. In connection with the reverse stock split, the par value of the common stock was changed to $0.01 per share. Also in connection with the sale of shares, certain directors and officers of both the Company and the Bank resigned. Such directors and officers were replaced with nominees of Holdings and Michael Carrazza became the Chairman of the Board of the Company. In January 2018, Holding transferred 840,000 shares to its investors.

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

On January 26, 2017, the Board appointed Richard A. Muskus, Jr. President of Patriot. Mr. Muskus has served as Executive Vice President and Chief Lending Officer of the Bank since February 2014. Mr. Muskus’ appointment replaced Peter D. Cureau who was acting as the Interim President and Chief Operating Officer of Patriot and who continued to work with Mr. Carrazza in the office of the Chairman through the first quarter of 2017.

On May 10, 2017, Joseph D. Perillo was appointed as Chief Financial Officer of Patriot effective as of May 9, 2017. Mr. Perillo’s appointment was in response to the resignation of Neil M. McDonnell, who was the Chief Financial Officer of Patriot from January 5, 2016 through May 9, 2017 and who resigned on that date as an Executive Vice President and Chief Financial Officer.

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

The Bank’s branch office locations are summarized as follows:

Branch No.	City	County	State
1	Darien	Fairfield	Connecticut
2	Fairfield	Fairfield	Connecticut
3	Greenwich	Fairfield	Connecticut
4	Milford	New Haven	Connecticut
5	Norwalk	Fairfield	Connecticut
6	Stamford	Fairfield	Connecticut
7	Westport	Fairfield	Connecticut
8	Scarsdale	Westchester	New York

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

Employees

As of December 31, 2017, Patriot had 102 full-time employees and 7 part-time employees. None of Patriot’s employees are covered by a collective bargaining agreement.

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

Recent Legislative Developments

Many of the provisions of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank) are aimed at financial institutions that are significantly larger than Patriot. Notwithstanding this, there are many other provisions that Patriot is subject to and had to comply with since July 21, 2010, including any applicable rules promulgated by the Consumer Financial Protection Bureau (“CFPB”). As rules and regulations are promulgated by the agencies responsible for implementing and enforcing Dodd-Frank, Patriot will have to address them to ensure compliance with such applicable provisions. Management expects the cost of compliance to increase, due to the regulatory burden imposed by Dodd-Frank.

Dodd-Frank also broadened the base for FDIC insurance assessments. Under rules issued by the FDIC in February 2011, the base for insurance assessments changed from domestic deposits to consolidated assets less tangible equity. Assessment rates are calculated using formulas that take into account the risks of the institution being assessed. The rule was effective beginning April 1, 2011 and did not have a material impact on the Company.

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

Recent Developments with Regulators

The Company received overall satisfactory ratings in regulatory findings, with only minor corrective actions required in 2017.

Based on its satisfactory ratings reported to the Company on May 3, 2016, effective July 11, 2016, the Board of Governors of the Federal Reserve System (the “Fed”), the Company’s primary regulator, terminated its Supervisory Letter dated May 5, 2015 that placed certain restrictions on the Company. Citing the satisfactory condition of the Bank and a noted improvement in earnings, the Fed lifted restrictions on Patriot from issuing dividends in any form and creating new debt without prior written approval of the Federal Reserve Bank (“FRB”).

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

ITEM 1A. Risk Factors

Patriot’s financial condition and results of operation are subject to various risks inherent to its business, including those noted below.

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

Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayments of such loans can be affected by adverse conditions in the real estate market or local economy. A downturn in the real estate market within the Bank’s market area may adversely impact the value of properties securing these loans. These risks are partially offset by shorter terms, reduced loan-to-value ratios, and guarantor support of the borrower.

Real estate lending in the Bank’s core market involves risks related to a decline in value of commercial and residential real estate.

The market value of real estate can fluctuate significantly in a relatively short period of time, as a result of market conditions in the geographic area in which real estate is located. A significant portion of the Bank’s total loan portfolio is secured by real estate located in Fairfield County, Connecticut and Westchester County, New York, areas historically of high affluence that had been materially impacted by the financial troubles experienced by large financial service companies on Wall Street and other companies during the financial crisis. Since then, credit markets have become tighter and underwriting standards more stringent and the inability of purchasers of real estate to obtain financing will continue to impact the real estate market. Therefore, these loans may be subject to changes in grade, classification, accrual status, foreclosure, or loss, which could have an effect on the adequacy of the allowance for loan losses.

The Bank’s business is subject to various lending and other economic risks that could adversely impact its results of operations and financial condition.

Changes in economic conditions, particularly a continued economic slowdown in Fairfield County, Connecticut and the New York metropolitan area could result in the following consequences, any of which may have a material detrimental effect on the Bank’s business:

●	Increases in:
-	Loan delinquencies;
-	Problem assets and foreclosures; or
●	Decreases in:
-	Demand for the Bank’s products and services;
-	Decreases in customer borrowing power that is caused by declines in the value of assets and/or collateral supporting the Bank’s loans, especially real estate.

During the years 2007 through 2009, the general economic conditions and specific business conditions in the United States, including Fairfield County, Connecticut and the New York metropolitan area deteriorated, resulting in increases in loan delinquencies, problem assets and foreclosures, and declines in the value and collateral associated with the Bank’s loans. During 2010 through 2017, however, the economic climate improved gradually, contributing to decreases in the Bank’s non-performing assets.

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

"Liquidity" refers to Patriot’s ability to generate sufficient cash flows to support its operations and fulfill its obligations, including commitments by the Bank to originate loans, to repay its wholesale borrowings and other liabilities, and to satisfy the withdrawal of deposits by its customers.

Patriot’s primary sources of liquidity are the deposits the Bank acquires organically through its branch network, borrowed funds, primarily in the form of wholesale borrowings, and the cash flows generated through the collection of loan payments and on mortgage-related securities. In addition, depending on current market conditions, Patriot may have the ability to access the capital markets.

Deposit flows, calls of investment securities and wholesale borrowings, and prepayments of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets served. Furthermore, changes to the underwriting guidelines for wholesale borrowings, or lending policies may limit or restrict Patriot’s ability to borrow, and could therefore have a significant adverse impact on its liquidity. A decline in available funding could adversely impact Patriot’s ability to originate loans, invest in securities, and meet its expenses, or to fulfill such obligations as repaying its borrowings or meeting deposit withdrawal demands.

The Bank’s business is subject to interest rate risk and variations in interest rates may negatively affect the Bank’s financial performance.

Patriot is unable to predict, with any degree of certainty, fluctuations of market interest rates, which are affected by many factors including inflation, recession, a rise in unemployment, a tightening money supply, domestic and international disorder, and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce Patriot’s profits. Patriot realizes income from the differential or “spread” between the interest earned on loans, securities, and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations. Although Patriot has implemented strategies which are designed to reduce the potential effects of changes in interest rates on operations, these strategies may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect Patriot’s net interest spread, asset quality, levels of prepayments, and cash flow, as well as the market value of its securities portfolio and overall profitability.

Patriot’s investment portfolio includes securities that are sensitive to interest rates and variations in interest rates may adversely impact Patriot’s profitability.

Patriot’s security portfolio is classified as available-for-sale, and is comprised primarily of corporate debt and mortgage-backed securities, which are insured or guaranteed by the U.S. Government. These securities are sensitive to interest rate fluctuations. Unrealized gains or losses in the available-for-sale portfolio of securities are reported as a separate component of shareholders’ equity. As a result, future interest rate fluctuations may impact shareholders’ equity, causing material fluctuations from quarter to quarter. The inability to hold its securities until market conditions are favorable for a sale, or until payments are received on mortgage-backed securities, could adversely affect Patriot’s earnings and profitability.

Patriot is dependent on its locally-based management team and the loss of its senior executive officers or other key employees could impair its relationship with its customers and adversely affect its business and financial results.

The Bank’s success is dependent upon the continued services and skills of its long-term locally-based management team. The unexpected loss of services of one or more of these key personnel, because of their skills, knowledge of the Bank’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel could have an adverse impact on the Bank’s business.

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

Patriot is subject to certain general affirmative debt covenants, which if it cannot comply, may result in default and actions taken against it by its debt holders.

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

A breach of information security could negatively affect Patriot’s earnings.

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

A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on, and take title to, properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties, which may make Patriot liable for remediation costs, as well as for personal injury and property damage. In addition, Patriot owns and operates certain properties that may be subject to similar environmental liability risks.

Environmental laws may require the Bank to incur substantial expense and may materially reduce the affected property's value, or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although the Bank has policies and procedures requiring the performance of an environmental site assessment before loan approval or initiating any foreclosure action on real property, these assessments may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on Patriot’s financial condition and results of operations.

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

The amount of income taxes Patriot is required to pay on its earnings is based on federal and state legislation and regulations. Patriot provides for current and deferred taxes in its financial statements, based on the results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit, and application of financial accounting standards. Patriot may take tax return filing positions for which the final determination of tax is uncertain. Patriot’s net income or loss and the related amount per share may be reduced, if a federal, state, or local tax authority assesses additional taxes, penalties, or interest that has not been provided for in the consolidated financial statements. There can be no assurance that Patriot will achieve its anticipated effective tax rate, due to a change in a tax law, or the result of a tax audit that disallows previously recognized tax benefits.

Risks associated with changes in technology.

Financial products and services have become increasingly technology-driven. The Bank’s ability to compete for new and meet the needs of existing customers, in a cost-efficient manner, is dependent on its ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of the Bank’s competitors have greater resources to invest in technology and may be better equipped to market new technology-driven products and services. Failing to keep pace with technological change could have a material adverse impact on the Bank’s business and therefore on Patriot’s financial condition and results of operations.

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

Government regulation may have an adverse effect on Patriot’s profitability and growth.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table summarizes Patriot’s owned and leased properties, as of December 31, 2017:

Street Address	City	County	State
Owned:
233 Post Road	Darien	Fairfield	Connecticut
1755 Black Rock Turnpike	Fairfield	Fairfield	Connecticut
100 Mason Street	Greenwich	Fairfield	Connecticut
900 Bedford Street	Stamford	Fairfield	Connecticut
999 Bedford Street	Stamford	Fairfield	Connecticut
50 Charles Street	Westport	Fairfield	Connecticut
771 Boston Post Road	Milford	New Haven	Connecticut
50 Church Street	New Haven	New Haven	Connecticut
Leased:
16 River Street	Norwalk	Fairfield	Connecticut
415 Post Road East	Westport	Fairfield	Connecticut
432 Old Post Road	Bedford	Westchester	New York
495 Central Park Avenue	Scarsdale	Westchester	New York

At December 31, 2017, five branch buildings were owned and four branch facilities were leased. Additionally, the Bank maintains certain operating and administrative service facilities and additional parking at its main branch banking office, which is subject to three distinct lease agreements. Patriot’s lease agreements have terms ranging from one year to fifteen years with fourteen years and six months remaining on the longest lease term. Generally, Patriot’s lease agreements contain rent escalation clauses, and renewals for one or more periods at the Bank’s option. On February 28, 2018, the Bedford branch was closed and its business and staff transferred to the Scarsdale branch.

On May 1, 2017, Patriot completed renovation on 999 Bedford Street, Stamford and moved certain corporate staff and its main branch banking office to this location, which was purchased in November 2014.

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

In 2013, the Bank purchased its Greenwich branch building.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock is traded on the Nasdaq Global Market under the Symbol “PNBK.” On March 27, 2018, the last sale price for the Company’s Common Stock was $19.25.

The following table sets forth the high and low sales prices of the Company’s Common Stock during each of the calendar quarters of the last two fiscal years.

	Year ended December 31,
	2017			2016
	Sales Price		Cash dividends	Sales Price		Cash dividends
Quarter ended	High	Low	declared	High	Low	declared
March 31,	$15.40	13.85	-	$15.50	12.57	-
June 30,	$17.50	14.60	-	$14.98	12.80	-
September 30,	$17.50	15.90	0.01	$16.50	12.80	-
December 31,	$18.30	16.63	0.01	$15.24	13.00	-

Holders

There were approximately 258 shareholders of record of the Company’s Common Stock as of December 31, 2017. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

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

On July 17, 2017, the Company announced its intention to begin making quarterly cash dividend payments. For the year ended December 31, 2017, the Company paid cash dividends of $77,000. No dividend was declared and paid for the years ended December 31, 2016 and 2015.

Recent Sales of Unregistered Securities

During the fourth quarter of 2017, the Company did not have any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The performance graph compares the Company’s cumulative total shareholder return on its common stock over the last five fiscal years to the NASDAQ Community Bank Total Return Index and the S&P 500 Total Return Index. Total shareholder return is measured by dividing the sum of the cumulative amount of dividends for the measurement period (assuming dividend reinvestment) and the Company’s share price at the end of the measurement period, by the share price at the beginning of the measurement period.

PATRIOT NATIONAL BANCORP

TOTAL RETURN PERFORMANCE

	Period Ending December 31,
	2012	2013	2014	2015	2016	2017
Patriot National Bancorp ("PNBK")	100.00%	83.20%	131.36%	116.40%	112.40%	142.80%
Nasdaq Community Bank Total Return Index ("XABQ")	100.00%	141.68%	148.28%	162.44%	225.41%	231.20%
S&P 500 Total Return Index ("SP500TR")	100.00%	132.39%	150.51%	152.59%	170.84%	208.14%

Stock Repurchases

The following table presents share repurchases of Patriot’s common stock during the each of the months in the year ended December 31, 2017 and 2016.

Period Beginning	Period Ending	No. of Shares Purchased(1)		Average Price Paid per Share	No. of Shares Purchased as part of Publicly Announced Plans(1)	Maximum No. of Shares that may yet be Purchased Under the Plans(1)
November 1, 2016	November 30, 2016	629		$13.73	629	498,853
December 1, 2016	December 31, 2016	71,324		$14.04	71,324	427,529

Year ended December 31, 2016		71,953		$14.04

August 1, 2017	August 31, 2017	100	(2)	$17.10	0 (2)

Year ended December 31, 2017		100		$17.10

(1)

All shares have been repurchased in connection with the stock repurchase program (the "Program") authorized by the Company's Board of Directors on July 29, 2016. The Program authorized the Company's chairman to direct the Company to repurchase up to 500,000 shares of Patriot's common stock on the open-market or in private transactions, through July 31, 2017.

(2)	After the Program closed, one shareholder elected to sell 100 shares back to the Company. This transaction was accepted and executed on the same terms as those executed during the Program.

ITEM 6. Selected Financial Data

(In thousands, except per share data)
	As of and for the year ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and due from banks	$49,241	92,289	85,400	73,258	34,866
Investment securities	38,417	36,596	42,472	46,818	47,738
Loans, net	713,350	576,982	479,127	471,984	418,148
Total assets	852,080	756,654	653,355	632,443	541,060
Total deposits	637,439	529,324	444,665	440,889	428,104
Total borrowings	141,369	159,476	142,026	128,066	65,060
Total shareholders' equity	66,749	62,570	61,464	58,735	41,841

Operating Data:
Interest and dividend income	$32,849	25,408	23,741	20,368	21,654
Interest expense	6,956	3,008	2,690	2,970	4,854
Net interest income	25,893	22,400	21,051	17,398	16,800
(Credit) provision for loan losses	(857)	2,464	250	-	970
Non-interest income	1,444	1,556	1,551	1,832	2,426
Non-interest expense	21,172	18,355	18,851	18,271	25,884
Provision (benefit) for income taxes	2,875	1,207	1,358	(14,750)	(339)
Net income (loss)	$4,147	1,930	2,143	15,709	(7,289)

Per Share Data:
Basic income (loss) per share	$1.06	0.49	0.55	4.08 (1)	(1.90	) (1)
Diluted income (loss) per share	$1.06	0.49	0.55	4.05 (1)	(1.90	) (1)

Selected Ratios:
Return on average assets	0.54%	0.30%	0.34%	2.81%	(1.28)%
Return on average equity	6.32%	3.08%	3.55%	32.94%	(16.43)%
Average equity to average assets	8.48%	9.83%	9.65%	8.53%	7.80%

(1) All common stock and per share data have been restated to give effect to a reverse stock split of 1-for-10 effective March 4, 2015.

Non-GAAP Financial Measures

The following table represents a reconciliation of the reported net income to the net income excluding loan loss provision for the years ended December 31, 2017, 2016 and 2015. The table is reported in a format that is not in compliance with Generally Accepted Accounting Principles (non-GAAP) but is beneficial to the reader and provides enhanced comparability due to the loan loss and subsequent loan recovery associated with the troubled loan described in Item 7. Results of Operations  - Provision for loan losses. Company management finds this measure useful when assessing the period to period change in core performance of the business.

(In thousands)	Year Ended December 31,
	2017	2016
Net Income excluding Loan Loss (credit) Provision
Net income reported	$4,147	$1,930
Tax provision	2,875	1,207
Loan loss (credit) provision	(857)	2,464

Pre-tax income reported	7,022	3,137
Pre-tax income excluding loan (credit) loss provision	6,165	5,601
Net income excluding loan loss (credit) provision	3,641	3,446

ITEM 7. Management’s Discussion and Analysis - Financial Condition & Results of Operations

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

Unrealized Gains and Losses on Securities Available-for-sale

The Company receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Available-for-sale debt securities consist primarily of mortgage-backed securities that are guaranteed by the U.S. government. The Company uses various indicators in determining whether a security is other-than-temporarily impaired including, for debt securities, when it is probable that the contractual interest and principal will not be collected, or for equity securities, whether the market value is below its cost for an extended period of time with low expectation of recovery. The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer. For marketable equity securities, the Company considers the issuer’s financial condition, capital strength, and near term prospects to determine whether impairment is temporary or other-than-temporary. The Company also considers the volatility of a security’s price in comparison to the market as a whole and any recoveries or declines in fair value subsequent to the balance sheet date. If management determines that the impairment is other-than-temporary, the entire amount of the impairment, as of the balance sheet date, is recognized in earnings, even if the decision to sell the security has not been made. The fair value of the security becomes the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value. Available-for-sale debt securities were not considered to be other-than-temporarily impaired as of December 31, 2017, 2016, or 2015 because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows to be received, or indicate a loss of value on the underlying collateral, or a loss of financial stability on the part of the issuer. Management concluded that the declines in fair value of the investment portfolio as of the reporting dates is temporary and that values would recover by way of increases in market price or positive changes in market interest rates.

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

FINANCIAL CONDITION

Assets

The Company’s total assets increased $95.4 million, or 12.6%, from $756.7 million at December 31, 2016 to $852.1 million at December 31, 2017. The growth in assets is primarily attributable to management’s efforts to increase the amount and quality of its loan portfolio through its loan origination activities and by investing in quality loan pools, primarily funded through a growth in deposits.

Following is a detailed discussion and analysis of events and transactions during the years ended December 31, 2017 and 2016 and the impacts that have been realized with respect to Patriot’s financial position.

Cash and cash equivalents

Cash and cash equivalents have decreased $43.1 million or 46.7%, from $92.3 million at December 31, 2016 to 49.2 million as of December 31, 2017. The Company funded $73.0 million in purchases of loans, $63.1 million in net originations of loans receivable, and $20.6 million in purchases of available-for-sale securities. The effect of these outlays was partially offset by a $108.1 million increase in deposits, and $16.9 million of proceeds from sales and principal repayments on available for sale securities, and $7.3 million in net cash provided by operations during the period.

Investment securities

Patriot’s investment security portfolio has increased $1.1 million or 4.0% from December 31, 2016 to 2017.

The total investment among the existing investment security classes, consisting of U.S. Government agency mortgage-backed securities, corporate bonds, and subordinated notes has remained stable. However, a redistribution of investment among these classes has occurred, in order to maximize returns. Specifically, corporate bonds has increased $4.8 million or 54.0%, the investment in Government agency mortgage-backed securities has decreased $3.2 million or 30.8%, subordinated notes have decreased $478,000 or 9.5%. The management of the investment portfolio produced a $468,000 or 52.2% improvement in interest income earned in 2017 over 2016.

Loans receivable, net

The following table provides the composition of the Company’s loan portfolio as of December 31 for each of the years shown:

(In thousands)	December 31,
Loan portfolio segment:	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Commercial Real Estate	$299,925	41.68%	271,229	46.63%	245,828	50.75%
Residential Real Estate	146,377	20.34%	86,514	14.87%	110,837	22.88%
Commercial and Industrial	131,161	18.23%	60,977	10.48%	59,752	12.34%
Consumer and Other	87,707	12.19%	101,449	17.44%	47,521	9.81%
Construction	47,619	6.62%	53,895	9.27%	15,551	3.21%
Construction to permanent - CRE	6,858	0.94%	7,593	1.31%	4,880	1.01%
Loans receivable, gross	719,647	100.00%	581,657	100.00%	484,369	100.00%
Allowance for loan losses	(6,297)		(4,675)		(5,242)
Loans receivable, net	$713,350		576,982		479,127

The total loan receivable increased $137.9 million or 23.7%, which is attributable to the loan portfolio segments as follows:

●	$70.2 million or 115.1% increase in Commercial and Industrial loans;
●	$59.9 million or 69.2% increase in Residential Real Estate loans;
●	$28.7 million or 10.6% increase in Commercial Real Estate loans;
●	$13.7 million or 13.5% decrease in Consumer and other loans;
●	$6.3 million or 11.6% decrease in Construction loans; and
●	$735,000 or 9.7% decrease in Construction to permanent – CRE loans.

The increase in loans receivable was primarily attributable to purchases of $73.0 million residential real estate loans, and $63.1 million increase in net origination of loan receivables. As of December 31, 2017, the loan pipeline is strong, and management expects continued growth. The Company will continue to add to the product lines and enhance service offerings to the customers.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Approximately 65.3% of the loan portfolio is currently weighted towards long-term maturities of five-years or more from December 31, 2017. The longer term of these loans provides a degree of stability to the Bank in managing its liquidity and concentrating its efforts on loan origination to higher quality, longer term relationships.

As a community bank, the Bank is invested in a thriving, robust local economy, which may be subject to the vagaries of general economic conditions. The existing conditions have led an investment in the loan portfolio weighted to Commercial Real Estate and Construction lending, which accounts for 48.3% of total loans receivable. These loans generally are collateralized by the underlying real estate and supported by personal guarantees of the borrowers.

The following table presents loans receivable, gross by portfolio segment, by contractual maturity as of December 31, 2017:

	Contractual Maturity of Loan Balance
(In thousands)	One year or less	One through Five Years	After Five Years	Total
Loan portfolio segment:
Commercial Real Estate	$75,384	39,747	184,794	299,925
Residential Real Estate	-	5,885	140,492	146,377
Commercial and Industrial	38,922	39,826	52,413	131,161
Consumer and Other	687	1,761	85,259	87,707
Construction	39,686	7,933	-	47,619
Construction to permanent - CRE	-	-	6,858	6,858

Total	$154,679	95,152	469,816	719,647

Fixed rate loans	$66,608	52,898	106,927	226,433
Variable rate loans	88,071	42,254	362,889	493,214

Total	$154,679	95,152	469,816	719,647

Variable rate loans account for 68.5% of the total loan portfolio, which is attractive to the Bank in a period of increasing interest rates. $362.9 million or 73.6% of the variable rate loan portfolio matures in more than five years, which contributes a certain degree of stability to the Bank in managing both its interest rate risk and liquidity.

Allowance for Loan Losses

The allowance for loan losses increased $1.6 million from $4.7 million at December 31, 2016 to $6.3 million at December 31, 2017. The increase was primarily attributable to a $2.8 million increase in recoveries within our Commercial and Industrial category that were offset by $0.9 million credit to the allowance and $0.3 million of charge-offs for all loan categories.

The overall credit quality of the loan portfolio continues to be strong and stable. Based upon the overall assessment and evaluation of the loan portfolio at December 31, 2017, management believes the allowance for loan losses of $6.3 million, which represents 0.88% of gross loans outstanding, was adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan losses:

(In thousands)	2017	2016	2015

Balance at beginning of year	$4,675	5,242	4,924
Charge-offs:
Residential Real Estate	-	(190)	(16)
Commercial and Industrial	(265)	(2,977)	-
Consumer and Other	(39)	(13)	(16)
Construction	-	-	-
Total charge-offs	(304)	(3,180)	(32)
Recoveries:
Commercial Real Estate	10	80	35
Residential Real Estate	-	1	-
Commercial and Industrial	2,769	66	49
Consumer and Other	4	2	11
Construction to permanent - CRE	-	-	5
Total recoveries	2,783	149	100
Net (recoveries) charge-offs	(2,479)	3,031	(68)
(Credit) provision charged to earnings	(857)	2,464	250
Balance at end of year	$6,297	4,675	5,242

Ratios:
Net (recoveries) charge-offs to average loans	(0.37)%	0.58%	(0.01)%
Allowance for loan losses to total loans	0.88%	0.81%	1.09%

The following table provides an allocation of allowance for loan losses by portfolio segment and the percentage of the loans to total loans:

(In thousands)	2017		2016		2015
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans
Commercial Real Estate	$2,212	41.68%	1,853	46.63%	1,970	50.75%
Residential Real Estate	959	20.34%	534	14.87%	740	22.88%
Commercial and Industrial	2,023	18.23%	740	10.48%	1,027	12.34%
Consumer and Other	568	12.19%	641	17.44%	677	9.81%
Construction	481	6.62%	712	9.27%	486	3.21%
Construction to permanent - CRE	54	0.94%	69	1.31%	123	1.01%
Unallocated	-	N/A	126	N/A	219	N/A
Total	$6,297	100.00%	4,675	100.00%	5,242	100.00%

Nonperforming Assets

The following table presents non-accrual and accruing loans which were past due by over 90 days for the dates indicated:

(In thousands)	December 31,
	2017	2016	2015
Non-accruing loans:
Residential Real Estate	$3,028	1,590	1,590
Commercial and Industrial	748	231	-
Consumer and Other	2	-	3
Total non-accruing loans	3,778	1,821	1,593

Loans past due over 90 days and still accruing	1,356	1,452	2,046
Other real estate owned	-	851	-
Total nonperforming assets	$5,134	4,124	3,639

Nonperforming assets to total assets	0.60%	0.55%	0.56%
Nonperforming loans to total loans	0.72%	0.71%	0.76%

Non-accrual loans increased $2.0 million, from $1.8 million at December 31, 2016 to $3.8 million at December 31, 2017. The $3.8 million of non-accrual loans at December 31, 2017 is comprised of eight relationships, for which a specific reserve of $253,000 has been established.

The Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment.

The $1.8 million of non-accrual loans at December 31, 2016 was comprised of three borrowers, for which a specific reserve of $231,000 had been established.

Loans greater than 90 days past due or more, and still accruing interest, were $1.4 million at December 31, 2017. The balance was consistent as compared to $1.5 million at December 31, 2016.

Premises and equipment

Management continuosly reviews its branch locations and corporate offices to improve penetration in targeted markets and increase operating efficiencies.

During the year ended December 31, 2017, construction-in-process decreased approximately $4.1 million or 65.0%, of which approximately $2.7 million or 65.9% was attributable to the build-out of the 999 Bedford Street, Stamford location in 2016. In December 2017 the 999 Bedford Street branch was opened for operations. Reduction of the construction-in-process was also impacted by the completion of the renovation and build-out of a new branch location in Westport, CT located at 50 Charles Street that accounts for $0.2 million or 4.9% of the decrease.

Other Real Estate Owned (“OREO”)

In December 2017, Patriot sold the OREO, which was recorded on the Consolidated Balance Sheet as of December 31, 2016. The balance consisted a single undeveloped property (i.e., raw land) zoned for multi-use construction that was foreclosed upon and was held as OREO of $851,000 at December 31, 2016. On taking possession of the property in 2016, the Bank recognized an approximate $11,000 gain that represents the fair value of the property in excess of the carrying value of the loan for the year ended December 31, 2016. In connection of the sale, Patriot recognized a loss of $9,000 for the year ended December 31, 2017.

Deferred Taxes

As of December 31, 2017, Patriot has available approximately $37.2 million of Federal net operating loss carryforwards (“NOL”) that is offset by $22.4 million in §382 limitations imposed by the Internal Revenue Code. The $14.8 million of Federal NOLs are available to offset Patriot’s taxable income for periods up to and through 2032, as these NOLs expire on various dates beginning in 2029.

Additionally, Patriot has approximately $60.4 million of NOLs available for Connecticut tax purposes, which may be used to offset up to 50% of taxable income in any year. The NOLs have an approximate fourteen year life.

Patriot anticipates utilizing approximately $2.3 million of its tax-effected NOLs, in respect to its 2017 tax year.

The provision for income taxes of $2.9 million for the year ended December 31, 2017 was impacted by two mostly offsetting adjustments:

●	Change in the Federal corporate tax rate from 35% to 21% enacted in December 2017, which decreased the Company's deferred tax asset by $2.8 million as of December 31, 2017;
●	Recognition of deferred tax benefit due to a change in the classification of certain net operating loss carryforwards that were previously deemed to have been subject to IRC section 382 limitations, which increased the deferred tax asset and decreased the provision for income taxes by $2.8 million for the year ended December 31, 2017.

As of December 31, 2017, Patriot had a $10.4 million deferred tax asset, comprised of multiple temporary differences, in addition to the previously aforementioned NOLs, which management believes will be fully realized in the future. The assessment of the potential realizability of the deferred tax assets is based on observation of the condition and future of the Bank, including:

●	Favorable financial performance over the past three years;
●	Forecasted taxable income for 2018 and future periods;
●	The growth in loan originations and the overall quality of the loan portfolio;
●	Improvements in operations and cost management; and
●	Net operating loss carry-forwards that do not begin to expire until 2029.

There is no guarantee that Patriot will realize the benefits of the NOLs in the future. As such, management continues to evaluate its ability to realize the benefits of the net deferred tax assets and will act accordingly if conditions change.

Deposits

Total deposits increased by $108.1 million or 20.4%, from $529.3 million at December 31, 2016 to $637.4 million at December 31, 2017. The increase included a $74.2 million increase in brokered deposits as the Bank utilizes this funding source to support growth in its loan portfolio. The balance of the increase, from the Bank's branch operations, was result of expanding its product base to add new customer relationships and strengthen the loyalty of the existing customer base. The effort was part of a strategy to establish long-term relationships for sustained growth and profitability. The increase in deposits, most notably in the category of time certificates, signifies the success in strengthening the Bank’s liquidity by refocusing its operations on its customer base. The Company continues to implement deposit growth initiatives.

The growth in deposits was across all products offered by the Bank, except for NOW accounts, which decreased by $4.4 million or 14.7% from December 31, 2016.

Growth in the all other deposit accounts may be summarized as:

●	$74.2 million or 116.1% increase in brokered deposits;
●	$28.4 million or 13.4% increase in time certificates of deposits;
●	$4.6 million or 3.5% increase in savings accounts;
●	$4.4 million or 5.7% increase in non-interest bearing deposits; and
●	$1.0 million or 6.4% increase in money market accounts.

Borrowings

Total borrowings declined by $18.1 million or 11.3%, from $159.5 million at December 31, 2016 to $141.4 million at December 31, 2017. Borrowings consist primarily of Federal Home Loan Bank (“FHLB”) advances, senior notes, junior subordinated debentures and a note payable to the seller from whom the Fairfield branch building was purchased in 2015.

FHLB advances decreased by $18.0 million or 13.0% at December 31, 2017 compared to 2016, which decrease is primarily attributable to the decision to fund balance sheet growth at slightly lower rates in the brokered deposit market. The Bank maintains strong standing with the FHLB and its “Well Capitalized” designation with the FDIC, as provided below.

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

Shareholders’ Equity

Equity increased $4.2 million from $62.6 million at December 31, 2016 to $66.7 million at December 31, 2017, primarily due to $4.1 million of year-to-date net income, $146,000 of equity compensation, and $35,000 of investment portfolio unrealized loss.

In July 2016, the Company authorized a one-year stock repurchase program (“the Program”) whereby management may repurchase up to 500,000 shares of common stock through July 2017. The program authorized management, at the direction of the Company’s chairman, to repurchase shares on the open-market or in private transactions, in accordance with applicable security laws and regulations.

During the year ended December 31, 2016, 72,471 shares of common stock were repurchased in a combination of open market and private transactions at an average cost of $14.04 per share or $1.0 million. Approximately 68,500 shares repurchased and entered into treasury relate to shares held by a former officer of the Company, which shares were repurchased at an average cost of $14.05. Management viewed the buy-back program as a valuable means to increase shareholder value.

In August 2017, after the Program closed, one shareholder elected to sell 100 shares back to the Company at a cost of $17.10. Thus transaction was accepted and executed on the same terms as those executed during the Program.

Average Balances

The following table presents daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for each of the years in the three-year period ended December 31, 2017.

(In thousands)	Year ended December 31,
	2017			2016			2015
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$662,299	31,270	4.72	522,021	24,391	4.67	492,245	22,879	4.65
Cash equivalents	23,481	214	0.91	33,411	120	0.36	48,248	102	0.21
Investments	38,016	1,365	4.79	37,583	897	2.39	44,427	760	1.71

Total interest earning assets	723,796	32,849	4.54	593,015	25,408	4.28	584,920	23,741	4.06

Cash and due from banks	3,966			3,525			2,623
Allowance for loan losses	(5,734)			(6,238)			(5,148)
OREO	840			499			-
Other assets	50,434			47,501			43,238

Total Assets	$773,302			638,302			625,633

Liabilities
Interest bearing liabilities:
Time certificates	$238,056	2,787	1.17	156,638	1,103	0.70	180,910	1,297	0.72
Savings accounts	143,711	1,160	0.81	127,238	778	0.61	100,517	489	0.49
Money market accounts	14,488	5	0.04	17,989	7	0.04	22,481	10	0.04
NOW accounts	25,088	7	0.03	26,559	8	0.03	29,027	4	0.01
Broker deposits	79,610	989	1.24	47,950	346	0.72	43,896	216	0.49
Borrowings	107,677	702	0.65	110,319	371	0.34	105,348	368	0.35
Senior notes	11,664	915	7.84	319	25	7.84	-	-	-
Subordinated debt	8,204	360	4.39	8,248	334	4.05	8,248	294	3.56
Note Payable	1,665	31	1.75	1,852	36	1.94	529	12	2.27

Total interest bearing liabilities	630,163	6,956	1.10	497,112	3,008	0.61	490,956	2,690	0.55

Demand deposits	75,177			75,311			71,222
Other liabilities	2,393			3,127			3,060

Total Liabilities	707,733			575,550			565,238

Shareholders' equity	65,569			62,752			60,395

Total Liabilities and Shareholders' Equity	$773,302			638,302			625,633

Net interest income		25,893			22,400			21,051
Interest margin			3.58			3.78			3.60
Interest spread			3.44			3.68			3.51

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the years ended December 31, 2017 to 2016 and December 31, 2016 to 2015.

(In thousands)	Years ended December 31,
	2017 compared to 2016				2016 compared to 2015
	Increase/(Decrease)				Increase/(Decrease)
	Daily Average Balance	Volume	Rate	Total	Daily Average Balance	Volume	Rate	Total
Interest Earning Assets:
Loans	$140,278	6,169	710	6,879	$29,776	1,384	128	1,512
Cash equivalents	(9,930)	(36)	130	94	(14,837)	(31)	49	18
Investments	433	2	466	468	(6,844)	(117)	254	137

Total interest earning assets	130,781	6,135	1,306	7,441	8,095	1,236	431	1,667

Interest bearing liabilities:
Time certificates	81,418	572	1,112	1,684	(24,272)	(174)	(20)	(194)
Savings accounts	16,473	100	282	382	26,721	130	159	289
Money market accounts	(3,501)	(2)	-	(2)	(4,492)	(2)	(1)	(3)
NOW accounts	(1,471)	(1)	-	(1)	(2,468)	-	4	4
Broker deposits	31,660	229	414	643	4,054	20	110	130
Borrowings	(2,642)	(6)	337	331	4,971	17	(14)	3
Senior notes	11,345	890	-	890	319	25	-	25
Subordinated debt	(44)	(2)	28	26	-	-	40	40
Note payable	(187)	(5)	-	(5)	1,323	30	(6)	24

Total interest bearing liabilities	133,051	1,775	2,173	3,948	6,156	46	272	318

Net interest income	$(2,270)	4,360	(867)	3,493	$1,939	1,189	159	1,349

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years 2017 and 2016

For the year ended December 31, 2017, the Company recorded net income of $4.1 million ($1.06 per share) compared to a net income of $1.9 million ($0.49 per share) for the year ended December 31, 2016. The 2017 full year results represented the strongest earnings year in the Company's history.

Income before tax expense was $7.0 million compared to 2016’s income before income tax expense of $3.1 million. Highlights include:

●	Interest and dividend income increased $7.4 million;
●	Net interest income increased $3.5million;
●	Provision for loan losses decreased $3.3 million, which included a $2.8 million loan recovery; and
●	Non-interest expense increased $2.8 million.

The positive results for 2017 demonstrate the continued growth and success of the Company, primarily due to loan and deposit growth as well as balance sheet and operational efficiencies implemented during the past two years. These initiatives included:

●	Targeted lending opportunities and loan pool purchases;
●	Prudent underwriting standards and the successful recovery of a previously charged-off loan;
●	Re-shaping of the executive management team with a renewed focus on growth and value accretion;
●	Expanding branch product offerings.

Net interest Income

Net interest income is the difference between interest income on interest earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them, respectively.

Net interest income for the years ended December 31, 2017 and 2016 was $25.9 million and $22.4 million, respectively. The increase of $3.5 million in 2017 over the previous year as focused growth and diversification in the loan portfolio yielded an increase in interest income. Average loan balances increased $140.3 million in 2017 as compared to the year ended December 31, 2016. Average yields on loans increased slightly to 4.72% from 4.67% in 2016.

Average yields on investment securities improved in 2017 to 4.79% from 2.39% in 2016 resulting in higher interest income of $468,000. This increase was primarily due to average higher yield of the subordinated bonds from two creditworthy financial institutions, which were purchased during 2016, each yielding 5% or greater.

As loans continued to grow in 2017, so did the need to increase the Bank’s deposit base and liquidity sources. Since the second half of 2016, the Bank has adopted a certificate of deposits (CD) program to attract term deposits at competitive rates. For the year ended December 31, 2017, total interest expense increased $3.9 million as compared to the year ended December 31, 2016, primarily driven by $2.7 million increase in interest on deposits as the result of an increase in deposit volumes and rates. In addition, interest expense increased $890,000 associated with the issuance of senior debt in December 2016.

In December 2016, the Company completed an issuance, through a private placement, of $12 million aggregate principal amount of 7.0% fixed senior unsecured notes due December 22, 2021 (the “Notes”). The Notes were issued pursuant to a Purchase Agreement, dated as of December 22, 2016, between the Company and accredited institutional investors. The Notes bear a fixed interest rate of 7.00% per annum from December 22, 2016 up to but excluding December 22, 2021. The Notes are payable semi-annually in arrears on June 22 and December 22 of each year, beginning June 22, 2017. The Notes are not subject to redemption at the option of the Company. Principal and interest on the Notes are subject to acceleration only in limited circumstances.

Net interest margin for the year ended December 31, 2017 was 3.58% as compared to 3.78% for the year-ago period. The margin decline primarily reflected the cost of the Senior Notes and the higher cost associated with raising funds in the brokered deposit market. Management regularly reviews loan and deposit rates and strives to price the Bank’s products competitively. The Bank tracks its mix of asset and liability maturities and manages its balance sheet in an effort to maintain a reasonable maturity match, between the two.

Provision for loan losses

For the year ended December 31, 2017, provision (credit) for loan losses of $(857,000) decreased $3.3 million from $2.5 million provision in 2016. This is primarily attributable to a single recovery in its Commercial and Industrial portfolio segment. Potential loss on the loan was fully reserved during 2016 and the loan was charged off during the fourth quarter of 2016. In March 2017, the Bank received a $2.8 million insurance recovery, which was recorded as a credit to the allowance for loan losses.

Non-interest income

Non-interest income decreased $112,000 from $1.6 million for 2016 to $1.4 million for 2017. The decrease was primarily attributable to a decrease of $107,000 in loan application and processing fees, a $10,000 decrease in deposit fees and service charges, and a $15,000 decrease in rental income.

Non-interest expense

Non-interest expense increased $2.8 million from $18.4 million for 2016 to $21.2 million for 2017. As the Bank grew in 2017, additional client facing and support team members were necessary. As such, salary and related benefit costs increased by $1.4 million and professional and other outside services increased $303,000. In addition, the expenses were impacted by non-recurring project costs of $640,000 associated with the pending merger and acquisition and an income tax related consulting project in 2017.

Pending acquisitions

On August 1, 2017, a definitive merger agreement (“Merger Agreement”) was entered into by and among the Company, Patriot Bank, Prime Bank, a Connecticut bank headquartered in Orange, CT (“Prime Bank”) (PMHV:US) and a stockholder representative of Prime Bank. In connection with the merger and acquisition, the Company incurred $365,000 of merger and acquisition expenses related to the Prime Bank merger for the year ended December 31, 2017.

On February 06, 2018,  the Company and Hana Small Business Lending, Inc. (“Hana SBL”), a wholly-owned subsidiary of Hana Financial, Inc. (“Hana Financial”) announced the signing of a definitive purchase agreement pursuant to which Patriot will acquire Hana SBL's SBA Lending business.

Both of these pending acquisitions are subject to regulatory approval.

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

Despite the Bank’s position that this loan should be fully reserved as of December 31, 2016, the Bank commenced recovery actions across all available avenues, including insurance coverage and claims against third parties. Potential insurance coverage, under which the Bank has sought recovery, included a Financial Institution Bond with a limit of liability of $5,000,000 above a $50,000 deductible. The Bank has vigorously pursued its avenues of recovery, including insurance coverage and third party claims. In March 2017, the Bank received $2.8 million of insurance proceeds against the loss recognized on the subject loan.

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

LIQUIDITY

The Company’s balance sheet liquidity to total assets ratio was 8.2% at December 31, 2017 compared to 14.9% at December 31, 2016. The decline in balance sheet liquidity reflected a management decision to shift a portion of its liquidity to off-balance sheet readily available funds (FHLB and other bank credit lines). Liquidity including readily available off balance sheet funding sources was 15.6% at December 31, 2017 compared to 20.9% at December 31, 2016. The Company's available total liquidity (readily available plus brokered deposit availability) to total assets ratio was 18.3% at December 31, 2017 compared to 23.0% at December 31, 2016.

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

At December 31, 2017, cash and cash equivalents and unpledged available-for-sale securities amounted to $49.2 million and $18.9 million, respectively.

At December 31, 2017, the Bank had additional borrowing capacity of $48.1 million available from FHLB Boston, which is comprised of $46.1 million of advances and a $2.0 million overnight line of credit. These amounts are in addition to the FHLB advances of $120 million that are outstanding at December 31, 2017. Additionally, the Bank has the ability to borrow from the FRB.

As of December 31, 2017, the maturities of Patriot’s contractual obligations are as follows:

(In thousands)
	Contractual Obligations Due
Contractual Obligation Catgegory	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Certificates of deposit	$212,779	26,378	930	-	240,087
Federal Home Loan Bank borrowings	30,000	25,000	65,000	-	120,000
Brokered deposits	138,129	-	-	-	138,129
Senior notes	-	-	12,000	-	12,000
Junior subordinated debt	-	-	-	8,248	8,248
Note payable	192	394	408	586	1,580
Operating lease obligations	383	517	443	1,077	2,420

Total contractual obligations	$381,483	52,289	78,781	9,911	522,464

OFF-BALANCE SHEET ARRANGEMENTS

The Bank’s off-balance sheet commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2017, the Bank’s off-balance sheet commitments are as follows:

(In thousands)	December 31, 2017
Commitments to extend credit:
Unused lines of credit	$63,760
Undisbursed construction loans	7,930
Home equity lines of credit	19,727
Future loan commitments	24,675
Financial standby letters of credit	1,133
$117,225

REGULATORY CAPITAL REQUIREMENTS

The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at December 31, 2017 and 2016:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	74,264	10.092	66,254	10.603	83,711	11.406	74,303	11.928
Tier 1 Capital (to risk weighted assets)	67,959	9.235	61,571	9.854	77,407	10.547	69,620	11.176
Common Equity Tier 1 Capital (to risk weighted assets)	59,959	8.148	53,571	8.573	77,407	10.547	69,620	11.176
Tier 1 Leverage Capital (to average assets)	67,959	8.219	61,571	9.296	77,407	9.360	69,620	10.518

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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of December 31, 2017, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of December 31, 2017			As of December 31, 2016
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	89,258	(13,440)	(13.1)	102,546	(1,629)	(1.6)
+100	96,939	(5,758)	(5.6)	104,044	(130)	(0.1)
BASE	102,697	-	-	104,174	-	-
-100	105,874	3,177	3.1	105,408	1,233	1.2
-200	108,657	5,959	5.8	107,152	2,977	2.9

	Net Interest Income - Performance Summary
	Year ended December 31, 2017			Year ended December 31, 2016
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	27,936	(937)	(3.2)	25,588	976	4.0
+100	28,454	(420)	(1.5)	25,149	538	2.2
BASE	28,873	-	-	24,611	-	-
-100	28,830	(43)	(0.2)	23,956	(655)	(2.7)
-200	29,271	398	1.4	24,073	(538)	(2.2)

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

ITEM 8. Financial Statements and Supplementary Data

The Financial Statements required by this item are presented in the order shown below, in ITEM 15:

-	Report of Independent Registered Public Accounting Firm - As of and for the year ended December 31, 2017
-	Report of Independent Registered Public Accounting Firm - As of and for each of the years in the two year period ended December 31, 2016
-	Consolidated Balance Sheets as of December 31, 2017 and 2016
-	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2017
-	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2017
-	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2017
-	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2017
-	Consolidated Supplemental Statements of Non-Cash Activity for each of the years in the three-year period ended December 31, 2017
-	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided below.

The following tables present the summarized quarterly results of operations (unaudited) to the Consolidated Financial Statements for each of the calendar years in the two-year period ended December 31, 2017:

(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017:
Interest and Dividend Income	$6,924	7,945	8,967	9,013
Interest expense	1,390	1,637	1,915	2,014
Net Interest Income	5,534	6,308	7,052	6,999
(Credit) Provision for loan losses	(1,749)	260	545	87
Non-interest income	277	349	386	432
Non-interest expense	4,694	5,014	5,222	6,242	(1)
Income before income taxes	2,866	1,383	1,671	1,102
Expense for Income Taxes	1,136	579	658	502
Net income	$1,730	804	1,013	600

Earnings per share
Basic	$0.44	0.21	0.26	0.15
Diluted	$0.44	0.21	0.26	0.15

Weighted average shares outstanding - Basic	3,892,726	3,894,128	3,894,237	3,895,763
Weighted average shares outstanding - Diluted	3,896,094	3,901,528	3,903,430	3,904,354

2016:
Interest and Dividend Income	$6,109	6,033	6,432	6,834
Interest expense	684	651	716	957
Net Interest Income	5,425	5,382	5,716	5,877
Provision for loan losses	-	1,959	355	150
Non-interest income	410	365	412	369
Non-interest expense	4,764	4,736	4,441	4,414
Income (loss) before income taxes	1,071	(948)	1,332	1,682
Expense (benefit) for Income Taxes	418	(366)	518	637
Net income (loss)	$653	(582)	814	1,045

Earnings (loss) per share
Basic(2)	$0.17	(0.15)	0.21	0.27
Diluted	$0.16	(0.15)	0.21	0.27

Weighted average shares outstanding - Basic	3,956,207	3,957,012	3,958,718	3,941,259
Weighted average shares outstanding - Diluted	3,988,686	3,957,012	3,958,718	3,941,542

(1)	Includes special project costs of $601,000.
(2)

The sum of Earnings (loss) per share - Basic of each of the quarters in the year ended December 31, 2016 does not agree to the amount of Basic earnings per share presented on the Consolidated Statement of Operations for the year ended December 31, 2016, due to the impact of rounding to the nearest cent on the amount of Earnings per share - Basic for the three months ended December 31, 2016 (i.e., the "Fourth Quarter").

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

As used herein, “disclosure controls and procedures” means controls and other procedures of Patriot that are designed to ensure that information required to be disclosed by Patriot in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and regulations. Patriot’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Continual evaluation of the effectiveness of its disclosure controls and procedures is performed by management, with the participation of Patriot’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the aforementioned officers concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective.

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

In response to the identified material weakness, management implemented changes to its disclosure controls and procedures and its system of internal control over financial reporting in each of the quarters ended December 31, 2016, March 31, 2017, and June 30, 2017, September 30, 2017, and December 31, 2017 including changes to the process and procedures for establishing allowances for loan loss and enhancements to create a more robust review process. Other implemented enhancements include strengthened controls over the monitoring and valuation of collateral related to loans deemed to be impaired and for which specific reserves have been established.

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

During the quarter ended December 31, 2017 and continuing to the filing of Form 10-K, management began and continues to test the actions taken and changes implemented to its disclosure controls and procedures and system of internal controls over financial reporting with respect to the aforementioned material weakness. During the fourth quarter of fiscal 2017, management successfully completed the testing necessary to assess that the controls were appropriately designed and operating effectively and has concluded that the material weakness has been remediated.

In accordance with the rules and regulations of the SEC, management’s report on the design and effectiveness of Patriot’s system of internal controls over financial reporting is not subject to attestation by Patriot’s independent registered public accounting firm. The SEC rules and regulations applicable to Patriot only require a report by management. Accordingly, this annual report filed on Form 10-K for the year ended December 31, 2017 does not include an opinion by Patriot’s independent registered public accounting firm regarding management’s system of internal controls over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement or information statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2017.

The Company has adopted a Code of Conduct for its senior financial officers. The information required by Item 406 is contained in Exhibit 15 to this Form 10-K, incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10 -KSB for the year ended December 31, 2004. A copy of this Code of Ethics will be provided to any person so requesting by writing to Patriot National Bancorp Inc., 900 Bedford Street, Stamford, Connecticut 06901, Attn: Joseph D. Perillo, Chief Financial Officer.

ITEM 11. Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2017.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement, to be filed within 120 days following December 31, 2017.

The table below provides information as of December 31, 2017, with respect to the compensation plan under which equity securities of the Company are authorized for issuance to directors, officers or employees.

Plan Category	Number of common shares to be issued upon vesting of restricted shares	Weighted average grant date fair value	Number of common shares available for issuance under the Plan excluding unvested shares

Equity compensation plans approved by security holders	25,870	$12.15	2,887,032

Equity compensation plans not approved by security holders	-	-	-

Total	25,870	$12.15	2,887,032

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2017.

ITEM 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2017.

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

10(a)(24)	Appointment of Joseph D. Perillo, (EVP/ CFO) (incorporated by reference Item 5.02 to the Company’s Current Report on Form 8K, dated May 9, 2017, (Commission File No. 000-29599))
10(a)(25)	Agreement and Plan of Merger by and among Patriot National Bancorp, Inc., Patriot Bank, National Association, Prime Bank and Jasper J. Jaser, as stockholders' representative, dated as of August 1, 2017 (incorporated by reference to Exhibit 10(a) (21) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).
10(a)(26)	Asset Purchase Agreement by and between Hana Small Business Lending, Inc.; Hana ABS 2014-1, LLC; Hana Investment, LLC and Patriot Bank, N.A., dated as of February 2, 2018.
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

21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599))
23.1	Consent of RSM US LLP
23.2	Consent of BDO USA, LLP
31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101.INS#	XBRL Instance Document
101.SCH#	XBRL Schema Document
101.CAL#	XBRL Calculation Linkbase Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Patriot National Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Patriot National Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

New Haven, Connecticut

March 30, 2018

BDO

Tel: 215-564-1900
Fax: 215-564-3940
www.bdo.com

Ten Penn Center
1801 Market Street, Suite 1700
Philadelphia, PA 19103

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Patriot National Bancorp, Inc.
Stamford, CT

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National Bancorp, Inc. and Subsidiary at December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

BDO USA, LLP

Philadelphia, Pennsylvania
March 31, 2017

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2017	2016

ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$3,582	2,596
Interest bearing deposits	45,659	89,693
Total cash and cash equivalents	49,241	92,289
Investment securities:
Available-for-sale securities, at fair value	25,576	24,428
Other investments, at cost	4,450	4,450
Total investment securities	30,026	28,878

Federal Reserve Bank stock, at cost	2,502	2,109
Federal Home Loan Bank stock, at cost	5,889	5,609
Loans receivable (net of allowance for loan losses: 2017: $6,297, 2016: $4,675)	713,350	576,982
Accrued interest and dividends receivable	3,496	2,726
Premises and equipment, net	35,358	32,759
Other real estate owned	-	851
Deferred tax asset	10,397	12,632
Other assets	1,821	1,819
Total assets	$852,080	756,654

Liabilities
Deposits:
Noninterest bearing deposits	$81,197	76,772
Interest bearing deposits	556,242	452,552
Total deposits	637,439	529,324

Federal Home Loan Bank and correspondent bank borrowings	120,000	138,000
Senior notes, net	11,703	11,628
Junior subordinated debt owed to unconsolidated trust	8,086	8,079
Note payable	1,580	1,769
Advances from borrowers for taxes and insurance	2,829	2,676
Accrued expenses and other liabilities	3,694	2,608
Total liabilities	785,331	694,084

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2017: 3,973,416 shares issued; 3,899,675 shares outstanding. 2016: 3,965,538 shares issued; 3,891,897 shares outstanding	40	40
Additional paid-in capital	106,875	106,729
Accumulated deficit	(38,832)	(42,902)
Less: Treasury stock, at cost: 2017 and 2016, 73,741 and 73,641 shares, respectively	(1,179)	(1,177)
Accumulated other comprehensive loss	(155)	(120)
Total shareholders' equity	66,749	62,570
Total liabilities and shareholders' equity	$852,080	756,654

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015

Interest and Dividend Income
Interest and fees on loans	$31,270	24,391	22,879
Interest on investment securities	982	544	473
Dividends on investment securities	383	353	287
Other interest income	214	120	102
Total interest and dividend income	32,849	25,408	23,741

Interest Expense
Interest on deposits	4,948	2,242	2,016
Interest on Federal Home Loan Bank borrowings	702	371	368
Interest on senior debt	915	25	-
Interest on subordinated debt	360	334	294
Interest on note payable	31	36	12
Total interest expense	6,956	3,008	2,690

Net interest income	25,893	22,400	21,051

(Credit) Provision for Loan Losses	(857)	2,464	250

Net interest income after (credit) provision for loan losses	26,750	19,936	20,801
Non-interest Income
Loan application, inspection and processing fees	73	180	185
Deposit fees and service charges	590	600	612
Rental Income	399	414	402
Other income	382	362	352
Total non-interest income	1,444	1,556	1,551

Non-interest Expense
Salaries and benefits	10,915	9,489	9,247
Occupancy and equipment expense	3,133	3,110	3,462
Data processing expense	1,139	939	1,226
Professional and other outside services	2,050	1,747	1,656
Merger/tax initiative project expenses	640	-	-
Advertising and promotional expense	322	394	591
Loan administration and processing expense	63	54	50
Regulatory assessments	844	603	603
Insurance expense	233	222	304
Material and communications	381	402	427
Other operating expense	1,452	1,395	1,285
Total non-interest expense	21,172	18,355	18,851

Income before income taxes	7,022	3,137	3,501

Provision for Income Taxes	2,875	1,207	1,358

Net income	$4,147	1,930	2,143

Basic earnings per share	$1.06	0.49	0.55
Diluted earnings per share	$1.06	0.49	0.55

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year Ended December 31,
	2017	2016	2015

Net income	$4,147	1,930	2,143
Other comprehensive (loss) income
Unrealized holding (loss) gains on securities	(64)	52	205
Income tax effect	25	(20)	(80)

Reclassification for realized gain on sale of investment securities	6	-	-
Income tax effect	(2)	-	-
Total other comprehensive (loss) income	(35)	32	125
Comprehensive income	$4,112	1,962	2,268

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)	Number of Shares (1)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2014	3,924,192	$39	106,108	(46,975)	(160)	(277)	58,735
Comprehensive income:
Net income	-	-	-	2,143	-	-	2,143
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	-	-	125	125
Total comprehensive income	-	-	-	2,143	-	125	2,268
Share-based compensation expense	-	-	461	-	-	-	461
Vesting of restricted stock	32,015	1	(1)	-	-	-	-
Balance at December 31, 2015	3,956,207	$40	106,568	(44,832)	(160)	(152)	61,464
Comprehensive income:
Net income	-	-	-	1,930	-	-	1,930
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	-	-	32	32
Total comprehensive income	-	-	-	1,930	-	32	1,962
Purchase of treasury stock	(72,471)	-	-	-	(1,017)	-	(1,017)
Share-based compensation expense	-	-	161	-	-	-	161
Vesting of restricted stock	8,161	-	-	-	-	-	-
Balance at December 31, 2016	3,891,897	$40	106,729	(42,902)	(1,177)	(120)	62,570
Comprehensive income:
Net income	-	-	-	4,147	-	-	4,147
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	-	-	(35)	(35)
Total comprehensive income	-	-	-	4,147	-	(35)	4,112
Purchase of treasury stock	(100)	-	-	-	(2)	-	(2)
Common stock dividends	-	-	-	(77)	-	-	(77)
Share-based compensation expense	-	-	146	-	-	-	146
Vesting of restricted stock	7,878	-	-	-	-	-	-
Balance at December 31, 2017	3,899,675	$40	106,875	(38,832)	(1,179)	(155)	66,749

(1)

On March 4, 2015, the Company effected a 1-for-10 reverse stock split. Shares outstanding at and issued during the year ended December 31, 2014 have been restated for the effects thereof, as applicable.

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2017	2016	2015

Cash Flows from Operating Activities:
Net income	$4,147	1,930	2,143
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	86	131	188
Amortization and accretion of purchase loan premiums and discounts, net to loans	650	219	218
Amortization of debt issuance costs	82	9	7
(Credit) provision for loan losses	(857)	2,464	250
Loss on disposal of fixed assets	-	-	133
Depreciation and amortization	1,269	1,209	1,039
Gain on sales of available-for-sale securities	(6)	-	-
Share-based compensation	146	161	461
Deferred income taxes	2,258	1,111	1,083
Net loss (gain) on sale or acquisition of other real estate owned	9	(11)	-
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(770)	(716)	(92)
(Increase) decrease in other assets	(2)	(657)	18
Increase (decrease) in accrued expenses and other liabilities	278	(1,325)	225
Net cash provided by operating activities	7,290	4,525	5,673

Cash Flows from Investing Activities:
Proceeds from sales on available-for-sale securities	16,929	7,870	6,322
Principal repayments on available-for-sale securities	2,361	-	-
Purchases of available-for-sale securities	(20,576)	(3,000)	(2,000)
Purchases of Federal Reserve Bank stock	(393)	(34)	(17)
(Purchases) redemptions of Federal Home Loan Bank stock	(280)	961	58
Increase in net originations of loans receivable	(63,139)	(49,373)	(7,611)
Purchase of loan pools receivable	(73,022)	(52,005)	-
Purchase of premises and equipment	(3,060)	(3,529)	(6,236)
Proceeds from sale of other real estate owned	842	-	-
Net cash used in investing activities	(140,338)	(99,110)	(9,484)

Cash Flows from Financing Activities:
Increase in deposits, net	108,115	84,659	4,014
(Repayments of) increase in FHLB and correspondent bank borrowings	(18,000)	6,000	12,000
Proceeds from issuance of senior notes, net	-	11,708	-
Principal repayments of note payable	(189)	(185)	(61)
Decrease in advances from borrowers for taxes and insurance	153	309	-
Purchases of treasury stock	(2)	(1,017)	-
Dividends paid on common stock	(77)	-	-
Net cash provided by financing activities	90,000	101,474	15,953

Net (decrease) increase in cash and cash equivalents	(43,048)	6,889	12,142

Cash and cash equivalents at beginning of period	92,289	85,400	73,258

Cash and cash equivalents at end of period	$49,241	92,289	85,400

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,424	3,413	2,325
Cash paid for income taxes	$515	360	3

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED SUPPLEMENTAL STATEMENTS OF NON-CASH ACTIVITY

	Year Ended December 31,
(In thousands)	2017	2016	2015

Purchase of premises and equipment	$808	1,018	2,000
Increase in notes payable	-	-	(2,000)
Increase in accrued expense and other liabilities	(808)	(1,018)	-
	$-	-	-

Transfers of loans receivable to other real estate owned	$-	840	-

Increase in debt issuance costs	$-	82	-
Increase in accrued expense and other liabilities	-	(82)	-
	$-	-	-

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

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

Notes to consolidated financial statements

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

Included in the Bank’s investment portfolio are shares in the FHLB and FRB of $8.4 million and $7.7 million as of December 31, 2017 and 2016, respectively. Management has evaluated its investment in the capital stock of the FHLB and FRB for impairment, based on the aforementioned criteria, and has determined that as of December 31, 2017 and 2016 there is no impairment of its investment in either the FHLB or FRB.

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

Notes to consolidated financial statements

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

At December 31, 2017 and 2016, the Bank’s investment portfolio includes a $4.5 million investment in the Solomon Hess SBA Loan Fund (“SBA Fund”). The Bank uses this investment to satisfy its Community Reinvestment Act lending requirements. At December 31, 2017 and 2016, the investment in the SBA Fund is reported in the Consolidated Balance Sheets at cost, which management believes approximates fair value.

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

Notes to consolidated financial statements

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Patriot provides for loan losses by consistently applying the documented ALL methodology. Loan losses are charged to the allowance as incurred and recoveries are credited to the ALL. Additions to the ALL are charged against income, based on various factors which, in management’s judgment, deserve current recognition in estimating probable losses. Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, Patriot will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less costs to sell, for collateral dependent loans. Subsequent recoveries, if any, are credited to the ALL. Patriot regularly reviews the loan portfolio and makes adjustments for loan losses, in order to maintain the allowance for loan losses in accordance with US GAAP. The allowance for loan losses consists primarily of the following three components:

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

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

Write-downs of foreclosed properties that are required upon transfer to OREO are charged to the ALL. Thereafter, an allowance for OREO losses is established for any further declines in the property’s value. These losses are included in non-interest expenses in the Consolidated Statements of Income.

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

Notes to consolidated financial statements

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act reduces the corporate tax rate to 21% from 35%, and companies are required to recognize the effect of the tax law changes in the period of enactment in accordance with GAAP. As a result of the change in tax rates the Company revalued its deferred tax assets to reflect realization at the lower rate in December 2017, the date the law was enacted. The impact of this adjustment was an increase to income tax expense of $2.8 million for the year ended December 31, 2017.

In addition, for the year ended December 31, 2017, the income tax provision was reduced by $2.8 million, as a result of the recognition of deferred tax benefits due to a change in the classification of certain net operating loss carryforwards that were previously deemed to have been subject to Internal Revenue Code (“IRC”) section 382 limitations.

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

Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. When comparing 2017 and 2016 to prior periods, management noted improvements in the results of operations, forecasted future period taxable income, the overall quality of the loan portfolio, continued efforts to reduce and control operating expenses, and net operating loss carry-forwards that do not begin to expire until the year 2029. Based upon this evidence, management concluded there was no need for a valuation allowance as of December 31, 2017 and 2016.

Management will continue to evaluate its ability to realize the net deferred tax asset. Future evidence may indicate that it is more likely than not that a portion of the net deferred tax asset will not be realized at which point the valuation allowance may need to be increased.

Patriot had a net deferred tax asset of $10.4 million at December 31, 2017 as compared to a net deferred tax asset of $12.6 million at December 31, 2016.

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

Patriot’s returns for tax years 2015 through 2017 are subject to examination by the Internal Revenue Service (“IRS”) for U.S. Federal tax purposes and, for State tax purposes, by the Department of Revenue Services for the State of Connecticut and the State of New York Department of Taxation and Finance.

At December 31, 2017 and 2016, there are no uncertain tax positions recognized in the Consolidated Financial Statements. Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Earnings per Share

Basic earnings per share represents earnings accruing to common shareholders and are computed by dividing net income by the weighted average number of common shares outstanding.

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

Share-based compensation plan

Incentive and compensatory share-based compensation granted to employees is accounted for at the grant date fair value of the award and recognized in the results of operations as compensation expense with an off-setting entry to equity on a straight-line basis over the requisite service period, which is the vesting period. Non-employee members of the Board of Directors are treated as employees for any share-based compensation granted in exchange for their service on the Board of Directors.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Segment reporting

Patriot’s only business segment is Community Banking. During the years ended December 31, 2017, 2016 and 2015, this segment represented all the revenues and income of Patriot.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Recently Adopted and Issued Accounting Standards

ASU 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This update will replace all current U.S. GAAP related to revenue recognition and will eliminate all industry-specific guidance. During 2016, the update was further clarified by ASU 2016-08 Revenue from Contracts with Customers: Principle versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing and ASU 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. In July 2015, the FASB affirmed its proposal to defer the effective date of this new standard. As a result, public companies will apply the new revenue standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The core principle of the new guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The banking industry does not expect significant changes because major sources of revenue are from financial instruments that have been excluded from the scope of the new standard, (including loans, debt and equity securities, etc.). However, these new standards affect other fees charged by banks, such as asset management fees, credit card interchange fees, deposit account fees, etc. Adoption may be made on a full retrospective basis with practical expedients, or on a modified retrospective basis with a cumulative effect adjustment. As such management has evaluated revenue streams within noninterest income, specifically service charges on deposits, to assess applicability of this guidance, and adopted the amended guidance using a modified retrospective approach on January 1, 2018. This update did not have a material impact on the Company's Consolidated Financial Statements; however additional disclosures will be required.

ASU 2016-01

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments, excluding equity investments that are consolidated or accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income. The ASU simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and a measurement of the investment at fair value only when impairment is qualitatively identified to exist. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. The Company does not anticipate this update will have a material impact on its Consolidated Financial Statements.

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

ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the classification of certain specific transactions presented on the Statement of Cash Flows, in order to improve consistency across entities. Debt prepayment or extinguishment, debt-instrument settlement, contingent consideration payments post-business combination, and beneficial interests in securitization transactions are specific items addressed by this ASU that may affect the Bank. Additionally, the ASU codifies the predominance principle for classifying separately identifiable cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company does not anticipate this update will have a material impact on its Consolidated Financial Statements.

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The purpose of the standard is to improve consistency and comparability among companies with respect to the reporting of changes in restricted cash and cash equivalents on the Statement of Cash Flows. The ASU requires the Statement of Cash Flows to include all changes in total cash and cash equivalents, including restricted amounts, and to the extent restricted cash and cash equivalents are presented in separate line items on the Balance Sheet, disclosure reconciling the change in total cash and cash equivalents to the amounts shown on the Balance Sheet are required. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. As of December 31, 2017 and December 31, 2016, Patriot does not have restricted cash and cash equivalents separately disclosed on its Balance Sheet. In the future, if Patriot’s activities warrant presenting separate line items on its Balance Sheet for restricted cash and cash equivalents, management does not envision any difficulties implementing the requirements of ASU 2016-18, as applicable.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

ASU 2017-01

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update also provides a more robust framework to use in determining when a set of assets and activities is a business. The guidance in this ASU will become effective for reporting periods beginning after December 15, 2017, and should be applied prospectively on or after the effective date, with early adoption permitted. The Company does not anticipate this update will have a material impact on its Consolidated Financial Statements.

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

ASU 2017-09

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Stock compensation. The ASU is effective all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not anticipate this update will have a material impact on its Consolidated Financial Statements.

ASU 2018-02

In February 2018, the FASB issued ASU 2018-02, Income statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminated the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not effected. The amendments in this update also require certain disclosures about stranded tax effects. The guidance in this ASU will become effective for reporting periods beginning after December 15, 2018, with early adoption permitted, and will be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Management is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 2.	Restrictions on Cash and Due from Banks

Federal Reserve System regulations require depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks. The Board of Governors of the Federal Reserve System generally makes annual adjustments to the tiered cash reserve requirements. Based on Patriot’s deposits in transaction accounts, which were less than the exemption amount of $16 million, the Bank was not subject to a reserve requirement as of December 31, 2017 and 2016.

Note 3.	Available-for-sale securities

At December 31, 2017 and 2016, the amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of available-for-sale securities was as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2017:
U. S. Government agency mortgage-backed securities	$7,330	-	(106)	7,224
Corporate bonds	14,000	-	(196)	13,804
Subordinated notes	4,500	48	-	4,548
	$25,830	48	(302)	25,576

December 31, 2016:
U. S. Government agency mortgage-backed securities	$10,624	9	(192)	10,441
Corporate bonds	9,000	-	(39)	8,961
Subordinated notes	5,000	26	-	5,026
	$24,624	35	(231)	24,428

The following table presents available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of December 31, 2017 and 2016:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
December 31, 2017:
U. S. Government agency mortgage-backed securities	$4,118	(13)	3,106	(93)	7,224	(106)
Corporate bonds	13,804	(196)	-	-	13,804	(196)
	$17,922	(209)	3,106	(93)	21,028	(302)

December 31, 2016:
U. S. Government agency mortgage-backed securities	$5,969	(144)	3,356	(48)	9,325	(192)
Corporate bonds	-	-	5,961	(39)	5,961	(39)
	$5,969	(144)	9,317	(87)	15,286	(231)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

At December 31, 2017 and 2016, nine out of eleven and seven out of twelve available-for-sale securities had unrealized losses with an aggregate depreciation of 1.4% and 1.5% from amortized cost, respectively.

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute an OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Since it is not more-likely-than-not that Patriot would be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of December 31, 2017.

At December 31, 2017 and 2016, available-for-sale securities of $6.7 million and $4.2 million, respectively, were pledged to the FRB of New York, primarily to secure municipal deposits.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at December 31, 2017. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
December 31, 2017:
Corporate bonds	$-	9,000	5,000	14,000	-	8,928	4,876	13,804
Subordinated Notes	-	4,500	-	4,500	-	4,548	-	4,548
Available-for-sale securities with single maturity dates	-	13,500	5,000	18,500	-	13,476	4,876	18,352
U. S. Government agency mortgage-backed securities	-	3,200	4,130	7,330	-	3,107	4,117	7,224
	$-	16,700	9,130	25,830	-	16,583	8,993	25,576

December 31, 2016:
Corporate bonds	$9,000	-	-	9,000	8,961	-	-	8,961
Subordinated Notes	1,000	4,000	-	5,000	1,026	4,000	-	5,026
Available-for-sale securities with single maturity dates	10,000	4,000	-	14,000	9,987	4,000	-	13,987
U. S. Government agency mortgage-backed securities	-	2,132	8,492	10,624	-	2,106	8,335	10,441
	$10,000	6,132	8,492	24,624	9,987	6,106	8,335	24,428

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 4.	Loan Receivables and Allowance for Loan Losses

As of December 31, 2017 and 2016, loans receivable, net, consists of the following:

(In thousands)
Loan portfolio segment:	December 31, 2017	December 31, 2016
Commercial Real Estate	$299,925	271,229
Residential Real Estate	146,377	86,514
Commercial and Industrial	131,161	60,977
Consumer and Other	87,707	101,449
Construction	47,619	53,895
Construction to permanent - CRE	6,858	7,593
Loans receivable, gross	719,647	581,657
Allowance for loan losses	(6,297)	(4,675)
Loans receivable, net	$713,350	576,982

Patriot's lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County in New York, and the five Boroughs of New York City. Patriot originates commercial real estate loans, commercial business loans, a variety of consumer loans, and construction loans, and has recently purchased residential loans. All commercial and residential real estate loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

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

In March 2017, Patriot purchased $73 million of residential real estate loans, including a premium of $985,000 over the book value of the loans.

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

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, allocated to segments of the loan portfolio, for each year in the three-year period ended December 31, 2017:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
As of and for the year ended December 31, 2017
Allowance for loan losses:
December 31, 2016	$1,853	534	740	641	712	69	126	4,675
Charge-offs	-	-	(265)	(39)	-	-	-	(304)
Recoveries	10	-	2,769	4	-	-	-	2,783
Provisions (credits)	349	425	(1,221)	(38)	(231)	(15)	(126)	(857)
December 31, 2017	$2,212	959	2,023	568	481	54	-	6,297

As of and for the year ended December 31, 2016
Allowance for loan losses:
December 31, 2015	$1,970	740	1,027	677	486	123	219	5,242
Charge-offs	-	(190)	(2,977)	(13)	-	-	-	(3,180)
Recoveries	80	1	66	2	-	-	-	149
Provisions (credits)	(197)	(17)	2,624	(25)	226	(54)	(93)	2,464
December 31, 2016	$1,853	534	740	641	712	69	126	4,675

As of and for the year ended December 31, 2015
Allowance for loan losses:
December 31, 2014	$1,204	949	1,753	638	49	179	152	4,924
Charge-offs	-	(16)	-	(16)	-	-	-	(32)
Recoveries	35	-	49	11	-	5	-	100
Provisions (credits)	731	(193)	(775)	44	437	(61)	67	250
December 31, 2015	$1,970	740	1,027	677	486	123	219	5,242

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of December 31, 2017 and 2016:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$-	-	251	2	-	-	-	253
Collectively evaluated for impairment	2,212	959	1,772	566	481	54	-	6,044
Total allowance for loan losses	$2,212	959	2,023	568	481	54	-	6,297

Loans receivable, gross:
Individually evaluated for impairment	$1,977	3,336	748	692	-	-	-	6,753
Collectively evaluated for impairment	297,948	143,041	130,413	87,015	47,619	6,858	-	712,894
Total loans receivable, gross	$299,925	146,377	131,161	87,707	47,619	6,858	-	719,647

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$-	-	231	-	-	-	-	231
Collectively evaluated for impairment	1,853	534	509	641	712	69	126	4,444
Total allowance for loan losses	$1,853	534	740	641	712	69	126	4,675

Loans receivable, gross:
Individually evaluated for impairment	$6,267	1,911	231	542	-	-	-	8,951
Collectively evaluated for impairment	264,962	84,603	60,746	100,907	53,895	7,593	-	572,706
Total loans receivable, gross	$271,229	86,514	60,977	101,449	53,895	7,593	-	581,657

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Additionally, Patriot retains a third-party objective and independent loan reviewing expert to perform a quarterly analysis of the results of its risk rating process. The quarterly review is based on a randomly selected sample of loans within established parameters (e.g., value, concentration), in order to assess and validate the risk ratings assigned to individual loans. Any changes to the assigned risk ratings, based on the quarterly review, are required to be approved by the Loan Committee.

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

Charge-offs, to reduce the loan to its recoverable value, generally commence after the loan is classified as “doubtful”.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of December 31, 2017 and 2016:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of December 31, 2017:
Loan portfolio segment:
Residential Real Estate:
Sub-standard	$-	-	3,028	3,028	-	3,028
Commercial and Industrial:
Sub-standard	-	-	748	748	-	748
Consumer and Other
Sub-standard	-	-	2	2	-	2
Total non-accruing loans	$-	-	3,778	3,778	-	3,778

As of December 31, 2016:
Loan portfolio segment:
Residential Real Estate:
Sub-standard	$-	-	1,590	1,590	-	1,590
Commercial and Industrial:
Sub-standard	-	-	231	231	-	231
Total non-accruing loans	$-	-	1,821	1,821	-	1,821

If non-accruing loans had been performing in accordance with the original contractual terms, additional interest income of $209,000, $79,000, and $39,000 would have been recognized in income for the years ended December 31, 2017, 2016, and 2015, respectively.

Additionally, certain loans for which the borrower cannot demonstrate sufficient cash flow to continue loan payments in the future and certain troubled debt restructurings (“TDRs”) are placed on non-accrual status. During the years ended December 31, 2017 and 2016, and 2015, no interest income was collected and recognized on non-accruing loans.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The following tables summarize performing and non-performing loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2017.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2017:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	-	-	-	286,428	286,428	-	286,428
Special Mention	-	1,121	-	1,121	9,317	10,438	-	10,438
Substandard	-	1,688	-	1,688	1,371	3,059	-	3,059
	-	2,809	-	2,809	297,116	299,925	-	299,925
Residential Real Estate:
Pass	1,068	255	-	1,323	140,497	141,820	-	141,820
Special Mention	-	1,529	-	1,529	-	1,529	-	1,529
Substandard	-	-	-	-	-	-	3,028	3,028
	1,068	1,784	-	2,852	140,497	143,349	3,028	146,377
Commercial and Industrial:
Pass	-	2,000	375	2,375	127,057	129,432	-	129,432
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	981	981	-	981	748	1,729
	-	2,000	1,356	3,356	127,057	130,413	748	131,161
Consumer and Other:
Pass	498	-	-	498	87,207	87,705	-	87,705
Substandard	-	-	-	-	-	-	2	2
	498	-	-	498	87,207	87,705	2	87,707
Construction:
Pass	-	-	-	-	47,619	47,619	-	47,619

Construction to permanent - CRE:
Pass	-	-	-	-	6,858	6,858	-	6,858

Total	$1,566	6,593	1,356	9,515	706,354	715,869	3,778	719,647

Loans receivable, gross:
Pass	$1,566	2,255	375	4,196	695,666	699,862	-	699,862
Special Mention	-	2,650	-	2,650	9,317	11,967	-	11,967
Substandard	-	1,688	981	2,669	1,371	4,040	3,778	7,818
Loans receivable, gross	$1,566	6,593	1,356	9,515	706,354	715,869	3,778	719,647

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The following tables summarize performing and non-performing loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2016.

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

There were no loans modified as TDRs during either year ended December 31, 2017 or 2016 and no defaults of TDRs during any of the years in the three-year period ended December 31, 2017. At December 31, 2017 and 2016, there were no commitments to advance additional funds under TDRs.

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

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of December 31, 2017 and 2016, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $6.8 million and $8.9 million were identified, for which $253,000 and $231,000 specific reserves were established, respectively. Loans not requiring specific reserves had sufficient collateral values, less costs to sell, supporting the carrying amount of the loans. In some cases, there may be no specific reserves due to the carrying amount of the loan having been charged off. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At December 31, 2017 and 2016, exposure to the impaired loans was related to 12 and 9 borrowers, respectively. In all cases, appraisal reports of the underlying collateral, if any, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were reduced by an estimate of the costs to sell the assets, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value.

The following summarizes the investment in, outstanding principal balance of, and the related allowance, if any, for impaired loans as of December 31, 2017 and 2016:

(In thousands)
	Balance as of December 31,
	2017			2016
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$1,977	2,425	-	6,267	6,721	-
Residential Real Estate	3,336	3,369	-	1,911	2,915	-
Commercial and Industrial	497	683	-	-	-	-
Consumer and Other	690	818	-	542	631	-
	6,500	7,295	-	8,720	10,267	-

With a related allowance recorded:
Commercial Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-
Commercial and Industrial	251	251	251	231	231	231
Consumer and Other	2	2	2	-	-	-
	253	253	253	231	231	231

Impaired Loans, Total:
Commercial Real Estate	1,977	2,425	-	6,267	6,721	-
Residential Real Estate	3,336	3,369	-	1,911	2,915	-
Commercial and Industrial	748	934	251	231	231	231
Consumer and Other	692	820	2	542	631	-
Impaired Loans, Total	$6,753	7,548	253	8,951	10,498	231

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

For each year in the three-year period ended December 31, 2017, the average recorded investment in and interest income recognized on impaired loans without and with a related allowance, by loan portfolio segment, was as follows:

(In thousands)	Year ended December 31,
	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$5,832	102	6,929	312	8,001	373
Residential Real Estate	2,016	11	4,318	9	3,512	126
Commercial and Industrial	197	-	265	-	-	-
Consumer and Other	593	22	544	19	550	18
	8,638	135	12,056	340	12,063	517
With a related allowance recorded:
Commercial Real Estate	-	-	65	-	-	-
Residential Real Estate	-	-	-	-	-	-
Commercial and Industrial	243	-	2,138	-	-	-
Consumer and Other	-	-	2	-	3	-
	243	-	2,205	-	3	-
Impaired Loans, Total:
Commercial Real Estate	5,832	102	6,994	312	8,001	373
Residential Real Estate	2,016	11	4,318	9	3,512	126
Commercial and Industrial	440	-	2,403	-	-	-
Consumer and Other	593	22	546	19	553	18
Impaired Loans, Total	$8,881	135	14,261	340	12,066	517

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 5.	Premises and Equipment

At December 31, 2017 and 2016, premises and equipment consisted of the following:

(In thousands)	Balance as of December 31,
	2017	2016
Land	$12,714	12,283
Buildings	17,431	11,491
Leasehold Improvements	3,883	3,455
Furniture, equipment, and software	10,488	9,328
Construction-in-progress	2,225	6,359
Premises and equipment, gross	46,741	42,916
Accumulated depreciation and amortization	(11,383)	(10,157)
Premises and equipment, net	$35,358	32,759

For the years ended December 31, 2017, 2016 and 2015, depreciation and amortization expense related to premises and equipment totaled $1.2 million, $1.2 million, and $1.0 million respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 6.	Other Real Estate Owned (“OREO”)

As of December 31, 2017 and December 31, 2016, Patriot recorded OREO of $0 and $851,000 on the Consolidated Balance Sheet, respectively. The 2016 OREO balance consisting of a single undeveloped property (i.e., raw land) zoned for multi-use construction. The carrying amount was comprised of $840,000 representing the value of the loan receivable due from the mortgagor of the foreclosed property and a gain of $11,000 recognized upon taking possession of the property in May 2016. The gain was the excess of the fair value of the property at the date of possession over the loan receivable's carrying amount, after deducting an estimate of costs to liquidate the property. In December 2017, Patriot sold the OREO and recognized a loss of $9,000.

Note 7.	Deposits

The following table presents the balance of deposits held, by category, and the related weighted average stated interest rate as of December 31, 2017 and 2016.

	December 31,
(In thousands)	2017		2016
	Balance	Weighted Avg. Stated Interest Rate	Balance	Weighted Avg. Stated Interest Rate
Non-interest bearing	$81,197	-	$76,772	-
Interest bearing:
NOW	25,476	0.0399%	29,912	0.0312%
Savings	135,975	0.8645%	131,429	0.6439%
Money market	16,575	0.0394%	15,593	0.0359%
Certificates of deposit, less than $250,000	173,221	1.1375%	160,609	0.8899%
Certificates of deposit, $250,000 or greater	66,866	1.5225%	51,077	1.3714%
Brokered deposits	138,129	1.3366%	63,932	0.3436%
Interest bearing, Total	556,242	0.9455%	452,552	0.7095%

Total Deposits	$637,439	0.8250%	$529,324	0.6166%

The following table presents interest expense, by deposit category, and the related weighted average effective interest rate for each of the years in the three-year period ended December 31, 2017.

(In thousands)	Year ended December 31,
	2017		2016		2015
	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate
NOW	$7	0.0272%	$8	0.0293%	$5	0.0182%
Savings	1,160	0.8069%	778	0.6196%	489	0.4929%
Money market	5	0.0367%	7	0.0365%	9	0.0389%
Certificates of deposit, less than $250,000	1,875	1.0499%	888	0.6460%	1,150	0.7111%
Certificates of deposit, $250,000 or greater	912	1.4577%	215	0.9722%	147	0.8456%
Brokered deposits	989	1.2417%	346	0.2579%	216	0.1930%
	$4,948	0.9878%	$2,242	0.5533%	$2,016	0.5477%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

As of December 31, 2017, contractual maturities of Certificates of Deposit (“CDs”), excluding brokered deposits that are short-term in nature (e.g., less than one year), and the related weighted average stated interest rate by maturity is summarized as follows:

(In thousands)	CDs less than $250,000	Weighted Avg. Stated Interest Rate	CDs $250,000 or greater	Weighted Avg. Stated Interest Rate	Total Certificates of deposit	Weighted Avg. Stated Interest Rate
1 year or less	$152,420	1.0906%	60,358	1.4959%	212,778	1.2056%
More than 1 year through 2 years	18,556	1.5755%	6,508	1.7689%	25,064	1.6257%
More than 2 years through 3 years	1,315	0.7947%	-	0.0000%	1,315	0.7947%
More than 3 years through 4 years	308	0.5419%	-	0.0000%	308	0.5419%
More than 4 years through 5 years	622	0.5770%	-	0.0000%	622	0.5770%
	$173,221	1.1375%	$66,866	1.5225%	$240,087	1.2447%

Note 8.	Borrowings

Federal Home Loan Bank borrowings

Borrowings from the FHLB are limited to a percentage of the value of qualified collateral, as defined on the FHLB Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of December 31, 2017, the Bank had $46.1 million of available borrowing capacity from the FHLB.

FHLB advances are typically obtained at discounted rates during “loan sale” periods and are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At December 31, 2017 and 2016, outstanding advances from the FHLB aggregated $120.0 million and $123.0 million, respectively. The advances outstanding at December 31, 2017 bore fixed rates of interest ranging from 0.33% to 1.4% with maturities ranging from 169 days to 4.58 years. At December 31, 2017, collateral for FHLB borrowings consisted of a mixture of real estate loans and securities with book value of $269.7 million.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB. At December 31, 2017 and 2016, no funds had been borrowed under the line of credit.

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

The Correspondent Bank Agreement provides for up to $16 million in funds of which no funds were outstanding as of December 31, 2017 and $15.0 were outstanding at December 31, 2016. The Correspondent Bank Agreement is unsecured, currently requires a compensating balance of $250,000 to remain on account with Zions Bank at all times, pays interest on funds on account (e.g., Fed funds sweep, compensating balance) at variable rates depending on the total deposit, and charges interest on advances at Zions Bank’s daily Fed funds rate, which is variable. Interest expenses incurred for the year ended December 31, 2017 and 2016 were $2,000 and $3,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior notes”). Interest on the Senior notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior notes to recognize a constant rate of interest expense. At December 31, 2017 and 2016, $297,000 and $372,000 of unamortized debt issuance costs have been netted against the face amount of the Senior notes included in the Consolidated Balance Sheet.

For the year ended December 31, 2017 and 2016, the Company recognized interest expense of $915,000 and $25,000, respectively, at an effective rate of 7.62%, which amount is greater than the stated interest rate on the Senior notes due to debt issuance cost amortization expense of $75,000 and $2,000, respectively. As of December 31, 2017 and 2016, $23,000 of interest has been included in the Consolidated Balance Sheet in Accrued expenses and other liabilities.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (4.82% at December 31, 2017) and mature on March 26, 2033, at which time the principal amount borrowed will be due. Beginning in the second quarter of 2009, the Company opted to defer payment of quarterly interest on the junior subordinated debentures for 20 consecutive quarters. In June of 2014, the Company brought the debt current by paying approximately $1.7 million of interest in arrears to the holders of the junior subordinated debentures. On bringing the debt current and, as permitted under the terms of the junior subordinated debentures, the Company again opted to defer payment of quarterly interest through September 2016, when a $0.7 million payment was made to bring the debt current.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. For the years ended December 31, 2017 and 2016, $7,000 of debt placement fee amortization has been included in interest expense recognized of $360,000 and $334,000, respectively. As of December 31, 2017 and 2016, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $162,000 and $169,000, respectively, and accrued interest on the junior subordinated debentures was $6,000 and $6,000, respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of December 31, 2017 and 2016, the note had a balance outstanding of $1.6 million and $1.8 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

Maturity of borrowings

At December 31, 2017, the contractual maturities of the Company’s borrowings in future periods were as follows:

(In thousands)
Year ending December 31,	FHLB Borrowings	Correspondent Bank	Senior Notes	Subordinated Note	Note Payable	Total
2018	$30,000	-	-	-	192	30,192
2019	-	-	-	-	195	195
2020	25,000	-	-	-	199	25,199
2021	-	-	12,000	-	202	12,202
2022	65,000	-	-	-	206	65,206
Thereafter	-	-	-	8,248	586	8,834

Total contractual maturities of borrowings	120,000	-	12,000	8,248	1,580	141,828

Unamortized debt issuance costs	-	-	(297)	(162)	-	(459)

Balance of borrowings at December 31, 2017	$120,000	-	11,703	8,086	1,580	141,369

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 9.	Commitments and Contingencies

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

Future minimum rental commitments under the terms of these leases by year and in the aggregate, are as follows:

(In thousands)
Year ending December 31,	Amount
2018	$376
2019	321
2020	299
2021	300
2022	259
thereafter	1,077

Total minimum payments required*	$2,632

* Minimum payments have not been reduced by minimum sublease rentals of $1.4 million due in the future under non-cancelable subleases.

Rent expense for operating leases is recognized in earnings on a straight-line basis over the base term of the respective lease and is included in the Statement of Income as a component of Occupancy and Equipment expense. For each of the years in the three-year period ended December 31, 2017, total rent expense for cancellable and non-cancellable operating leases was $953,000, $1.1 million, and $1.1 million, respectively.

For each of the years in the three-year period ended December 31, 2017, Patriot recognized gross rental income of $399,000, $414,000, and $402,000 offset by rental costs of $5,000, $5,000, and $4,000, respectively. As of December 31, 2017, future minimum rentals to be received under non-cancelable leases were $1.4 million.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 10.	Income Taxes

Following is a summary of the components of the federal and state income tax expense (benefit) for each of the years in the three-year period ended December 31, 2017.

(In thousands)	Year ended December 31,
	2017	2016	2015
Current:
Federal	$252	12	313
State	365	84	(38)
	617	96	275
Deferred:
Federal	2,067	983	789
State	191	128	294
	2,258	1,111	1,083

Income tax expense	$2,875	1,207	1,358

For each of the years in the three-year period ended December 31, 2017, the difference between the federal statutory income tax rate and Patriot’s effective income tax rate reconciles as follows:

(In thousands)	Year ended December 31,
	2017	2016	2015

Income taxes at statutory Federal rate	$2,387	1,066	1,190
State taxes, net of Federal benefit	377	140	169
Nondeductible expenses	11	10	10
Deferred tax adjustment resulting from tax rate change	2,809	-	-
Benefit of change in Sec 382 classification	(2,774)	-	-
Other	65	(9)	(11)
Income tax expense	$2,875	1,207	1,358

The effective tax rate for each of the years in the three-year period ended December 31, 2017 was 41.1%, 38.5%, and 38.8%, respectively.

The effective tax rate for the year ended December 31, 2017 was impacted by two significant and mostly offsetting items:

-	The provision increased by $2.8 million as a result of a reduction in value of the Company’s deferred tax asset due to a change in the Federal corporate tax rate to 21% enacted in December 2017.

-

In the same period, the income tax provision was reduced by $2.8 million, as a result of the recognition of deferred tax benefits due to a change in the classification of certain net operating loss carryforwards that were previously deemed to have been subject to IRC section 382 limitations. The change in treatment from one acceptable tax method to another more beneficial tax method was recognized in the fourth quarter of 2017 in conjunction with the filing of amended tax returns for the two preceding years, and the completion of a third party study, which concluded it is more likely than not that the tax method change is in accordance with IRS regulations.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Deferred Tax Assets and Liabilities

The significant components of Patriot’s net deferred tax assets at December 31, 2017 and 2016 are presented below.

(In thousands)	Year ended December 31,
	2017	2016
Deferred tax assets (liabilities):
Federal NOL Carryforward Benefit	$7,810	15,590
NOL Write-off for Sec 382 Limit	(4,698)	(10,382)
State NOL Carryforward Benefit	3,566	3,199
Allowance for Loan Loss	1,695	1,821
Non-accrual Interest	1,089	1,560
Share Based Compensation	157	200
Accrued Expenses	233	173
Federal AMT benefit	360	166
Depreciation of Premises and Equipment	52	161
Unrealized Loss AFS	68	76
OREO Write-down	41	63
Other	24	5

Net deferred tax assets	$10,397	12,632

At December 31, 2017, the Bank had $37.2 million of Federal net operating loss carryforwards (“NOLs”) and $60.4 million of State NOLs to offset future taxable income. The NOLs expire over various periods beginning with tax year 2029 through tax year 2032.

Valuation Allowance against net Deferred Tax Assets

At December 31, 2017 and 2016, there was no need for a valuation allowance. Patriot management believes no valuation allowance is needed based on consideration of various factors including improvements in and historical and prospective results of operations, improvements in quality of the loan portfolio, general financial, economic and market data, and the period over which the NOLs are available to offset taxable income. Management continues to monitor circumstances to determine if it is more likely than not to realize the NOL benefits or if the valuation allowance may be required to be increased.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 11.	Share-based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice is to grant RSAs; as of December 31, 2017, there are no options or phantom stock units outstanding or that have been exercised.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. As of December 31, 2017, 2,887,032 shares of stock remain available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant. During the years ended December 31, 2017, 2016, and 2015, the Company granted 0, 52,200, and 5,000 restricted shares to employees and 5,084, 5,884, and 7,700 restricted shares to directors, respectively. Additionally, during the year ended December 31, 2017, 7,878 shares of restricted stock became vested, 6,600 shares of restricted stock forfeited. All RSAs are non- participating grants.

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the years ended December 31, 2017, 2016 and 2015, the Company recognized share-based compensation expense of $146,000, $161,000, and $461,000, respectively.

For the years ended December 31, 2017, 2016 and 2015, share-based compensation attributable to employees of Patriot amounted to $68,000, $100,000, and $415,000, respectively.

Included in share-based compensation expense for the years ended December 31, 2017, 2016 and 2015 is $78,000, $61,000, and $46,000 attributable to Patriot’s external Directors, who received total compensation of $318,000, $302,000, and $243,000 for each of those years, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Income.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The following is a summary of the status of the Company’s restricted share awards as of and for each of the years in the three-year period ended December 31, 2017.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	79,208	$12.79
Granted	12,700	$16.85
Vested	(32,015)	$13.14
Forfeited	(4,039)	$14.36
Unvested at December 31, 2015	55,854	$12.83
Granted	58,084	$15.25
Vested	(8,161)	$14.79
Forfeited	(70,513)	$14.67
Unvested at December 31, 2016	35,264	$12.84
Granted	5,084	$15.05
Vested	(7,878)	$14.31
Forfeited	(6,600)	$15.50
Unvested at December 31, 2017	25,870	$12.15

Compensation expense attributable to the unvested restricted shares outstanding as of December 31, 2017 amounts to $279,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.18 years.

RSA Grant - Non-executive Employees

On January 4, 2016, the Company granted 100 restricted shares to eighty-seven full- and part-time non-executive employees as of December 31, 2015. The total number of shares granted was 8,700 at a grant date fair value of $15.50 per share. The shares granted vest on January 2, 2019 and are non-participating during the vesting period.

As of December 31, 2017, 2,400 of the shares granted have been forfeited. The remaining 6,300 shares continue to vest and $33,000 of compensation expense is expected to be recognized through the January 2019 vesting date.

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

Stock Repurchase Program

On July 26, 2016, the Company authorized a stock repurchase program whereby management may repurchase up to 500,000 shares of common stock. The authorization expired on July 31, 2017, unless extended, suspended, or otherwise modified. The program authorizes the Company’s chairman to direct management to repurchase shares on the open-market or in private transactions, in accordance with applicable security laws and regulations. Share repurchases, if any, are anticipated to be funded from available cash-on-hand.

During the year ended December 31, 2016, 72,471 shares of common stock were repurchased in a combination of open market and private transactions at an average cost of $14.04 per share. In August 2017, after the Program closed, one shareholder elected to sell 100 shares back to the Company at a cost of $17.10 per share. This transaction was accepted and executed on the same terms as those executed during the Program.

Dividends

On July 17, 2017, the Company announced its intention to begin making quarterly cash dividend payments. For the year ended December 31, 2017, the Company paid cash dividends of $77,000. No dividend was declared and paid for the years ended December 31, 2016 and 2015.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The computation of basic and diluted earnings per share for each of the years in the three-year period ended December 31, 2017 follows.

(Net income in thousands)	Year ended December 31,
	2017	2016	2015
Basic earnings per share:
Net income attributable to Common shareholders	$4,147	1,930	2,143
Divided by:
Weighted average shares outstanding	3,894,222	3,953,281	3,924,618

Basic earnings per common share	$1.06	0.49	0.55

Diluted earnings per share:
Net income attributable to Common shareholders	$4,147	1,930	2,143

Weighted average shares outstanding	3,894,222	3,953,281	3,924,618

Effect of potentially dilutive restricted common shares	2,963	-	-

Divided by:
Weighted average diluted shares outstanding	3,897,185	3,953,281	3,924,618

Diluted earnings per common share	$1.06	0.49	0.55

Note 13.	401(k) Savings Plan

Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. Eligibility for matching contributions is dependent on an employee’s completing 6 consecutive month(s) of service or 500 hours of employment. Participants immediately vest in Patriot’s matching contributions, if applicable. During the years ended December 31, 2017, 2016, and 2015, Patriot made matching contributions to the 401(k) Plan of $173,000, $169,000, and $143,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

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

At December 31, 2017 and 2016, financial instruments with credit risk are as follows:

(In thousands)
	As of December 31,
	2017	2016
Commitments to extend credit:
Unused lines of credit	$63,760	39,063
Undisbursed construction loans	7,930	21,224
Home equity lines of credit	19,727	20,846
Future loan commitments	24,675	15,755
Financial standby letters of credit	1,133	1,482
	$117,225	98,370

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits, and securities. The Bank has established a reserve for credit loss of $5,000 as of December 31, 2017 and 2016, respectively.

Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 15.	Regulatory and Operational Matters

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The Company’s and the Bank’s regulatory capital amounts and ratios at December 31, 2017 and 2016 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	74,264	10.092	66,254	10.603	83,711	11.406	74,303	11.928
To be Well Capitalized(1)	-	-	-	-	73,393	10.000	62,292	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	67,889	9.250	53,727	8.625
For capital adequacy	58,868	8.000	49,989	8.000	58,715	8.000	49,834	8.000

Tier 1 Capital (to risk weighted assets):
Actual	67,959	9.235	61,571	9.854	77,407	10.547	69,620	11.176
To be Well Capitalized(1)	-	-	-	-	58,715	8.000	49,834	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	53,210	7.250	41,269	6.625
For capital adequacy	44,151	6.000	37,491	6.000	44,036	6.000	37,375	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	59,959	8.148	53,571	8.573	77,407	10.547	69,620	11.176
To be Well Capitalized(1)	-	-	-	-	47,706	6.500	40,490	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	42,201	5.750	31,925	5.125
For capital adequacy	33,113	4.500	28,119	4.500	33,027	4.500	28,031	4.500

Tier 1 Leverage Capital (to average assets):
Actual	67,959	8.219	61,571	9.296	77,407	9.360	69,620	10.518
To be Well Capitalized(1)	-	-	-	-	41,351	5.000	33,096	5.000
For capital adequacy	33,072	4.000	26,494	4.000	33,081	4.000	26,477	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - - the Company. Such categorization of capital adequacy only applies to insured depository institutions - - the Bank.
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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of December 31, 2017, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 16.	Related Party Transactions

In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. There was $139,000 of loans outstanding as of December 31, 2017 and 2016.

As of December 31, 2017 and 2016, deposits by related parties aggregated $1.3 million and $255,000, respectively.

For the years ended December 31, 2017 and 2016, referral fees and commissions paid to affiliates of members of the Board of Directors aggregated $0 and $25,000, respectively.

Note 17.	Fair Value and Interest Rate Risk

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

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

Available-for-sale securities

The fair value of securities available-for-sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities' relationship to other benchmark quoted prices, or using unobservable inputs employing various techniques and assumptions (Level 3).

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.5 million. This investment is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days notice at cost. For that reason the carrying amount was considered comparable to fair value at both December 31, 2017 and December 31, 2016.

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

Other Real Estate Owned

The fair value of OREO the Bank may obtain is based on current appraised property value less estimated costs to sell. When fair value is based on unadjusted current appraised value, OREO is classified within Level 2 of the fair value hierarchy. Patriot classifies OREO within Level 3 of the fair value hierarchy when unobservable inputs are used to determine adjustments to appraised values. Patriot does not record OREO at fair value on a recurring basis, but rather initially records OREO at fair value on a non recurring basis and then monitors property and market conditions that may indicate a change in value is warranted.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Senior Notes and Junior Subordinated Debt

Patriot does not record senior notes at fair value on a recurring basis. At December 31, 2017 the fair value of the senior notes was estimated by discounting future cash flows at rates at which similar notes would be made. The senior notes were issued in December, 2016, therefore the carrying value was considered comparable to fair value at December 31, 2016.

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

Off-balance sheet financial instruments

Off-balance sheet financial instruments are based on interest rate changes and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Patriot off-balance sheet financial instruments (i.e., commitments to extend credit) are insignificant and are not recorded on a recurring basis.

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of December 31, 2017 and 2016:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017:
U. S. Government agency mortgage-backed securities	$-	7,224	-	7,224
Corporate bonds	-	13,804	-	13,804
Subordinated notes	-	4,548	-	4,548

Available-for-sale securities	$-	25,576	-	25,576

December 31, 2016:
U. S. Government agency mortgage-backed securities	$-	10,441	-	10,441
Corporate bonds	-	8,961	-	8,961
Subordinated notes	-	3,026	2,000	5,026

Available-for-sale securities	$-	22,428	2,000	24,428

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

During the year ended December 31, 2017, Patriot observed market activity in financial instruments similar to an available-for-sale subordinated note investment, and sufficient to justify transfer out of Level 3 into Level 2 of the fair value hierarchy. Management monitors the fair value used to measure financial assets and liabilities and, when changes in circumstances occur, such as volume change in market activity or an absence of identical or similar financial assets or liabilities due to a change in instrument terms or features, transfers of the fair value measurement hierarchy occur. No other significant activity occurred during 2017 related to Level 3 instruments.

The fair value of the subordinated note classified as Level 3 during the year ended December 31, 2016 was determined using a present value approach. The discount rate assumed was determined relative to market rates of interest and considering the history and credit worthiness of the note’s issuer. The resulting computations did not result in any change in to the fair value of the subordinated note classified as available-for-sale. Other than the subordinated note, there have been no transfers into or out of Level 3 of the fair value measurement hierarchy in years ended December 31, 2017 and 2016.

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

The following tables detail the financial assets measured at fair value on a non-recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of December 31, 2017 and 2016:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2017:
Impaired loans	$6,500	Real Estate Appraisals	Discount for appraisal type	0%	-	8%

December 31, 2016:
OREO	851	Real Estate Appraisals	Discount for appraisal type		21%

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

The estimated fair value amounts have been measured as of December 31, 2017 and December 31, 2016 and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of December 31, 2017 and 2016:

(In thousands)		December 31, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$3,607	3,607	2,596	2,596
Interest-bearing deposits due from banks	Level 1	45,634	45,634	89,693	89,693
U. S. Government agency mortgage-backed securities	Level 2	7,224	7,224	10,441	10,441
Corporate bonds	Level 2	13,804	13,804	8,961	8,961
Subordinated Notes	Level 2	2,528	2,528	3,026	3,026
Subordinated Notes	Level 3	2,020	2,020	2,000	2,000
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,502	2,502	2,109	2,109
Federal Home Loan Bank stock	Level 2	5,889	5,889	5,609	5,609
Loans receivable, net	Level 3	713,350	702,816	576,982	576,757
Accrued interest receivable	Level 2	3,496	3,496	2,726	2,726

Financial assets, total		$804,504	793,970	708,593	708,368

Financial Liabilities:
Demand deposits	Level 2	$81,197	81,197	76,772	76,772
Savings deposits	Level 2	135,975	135,975	131,429	131,429
Money market deposits	Level 2	16,575	16,575	15,593	15,593
NOW accounts	Level 2	25,476	25,476	29,912	29,912
Time deposits	Level 2	240,087	239,219	211,686	210,321
Brokered deposits	Level 1	138,129	137,870	63,932	63,897
FHLB and correspondent bank borrowings	Level 2	120,000	120,218	138,000	138,149
Senior notes	Level 2	11,703	11,249	11,628	11,628
Subordinated debentures	Level 2	8,086	8,086	8,079	8,079
Note payable	Level 3	1,580	1,416	1,769	1,565
Accrued interest payable	Level 2	569	569	118	118

Financial liabilities, total		$779,377	777,850	688,918	687,463

The carrying amount of cash and noninterest bearing balances due from banks, interest-bearing deposits due from banks, and demand deposits approximates fair value, due to the short-term nature and high turnover of these balances. These amounts are included in the table above for informational purposes.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

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

Off-balance-sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2017 and 2016. The estimated fair value of fee income on letters of credit at December 31, 2017 and 2016 was insignificant.

Note 18.     Pending Merger and Acquisition

On August 1, 2017, a definitive merger agreement (“Merger Agreement”) was entered into by and among the Company, Patriot Bank, Prime Bank, a Connecticut bank headquartered in Orange, CT (“Prime Bank”) (PMHV:US) and a stockholder representative of Prime Bank. Pursuant to the Merger Agreement, Prime Bank will merge into Patriot Bank and existing stockholders of Prime Bank will receive aggregate cash consideration (“Merger Consideration”) equal to 115% of Prime Bank’s tangible book value as of the closing date which is anticipated to be in the second quarter 2018. Moreover, all outstanding stock options of Prime Bank will be settled by cash payment in an amount equal to the amount by which the per share Merger Consideration exceeds the exercise price of each stock option.

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

Patriot is still evaluating the estimated fair values of the assets to be acquired and the liabilities to be assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in the connection with this transaction, as well as acquisition costs incurred and expected to be incurred, are also yet to be determined. The Company incurred $365,000 of merger and acquisition expenses related to the Prime Bank merger for the year ended December 31, 2017, which were included in merger/tax initiative project expenses on the Consolidated Statements of Income. The Company anticipates that it will incur approximately $250,000 of additional merger and acquisition expenses during 2018.

The effect of the merger is expected to be reflected in Patriot’s results beginning with the second quarter of 2018.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 19.	Parent Company-only Financial Statements

The following represent the condensed stand-alone financial statements of Patriot National Bancorp, Inc., (the “Company”), which is the sole owner and parent company of Patriot Bank, N.A. (the “Bank”), its operating bank subsidiary.

CONDENSED BALANCE SHEETS
December 31, 2017 and 2016

(In thousands)
	As of December 31,
	2017	2016
ASSETS
Cash and due from banks	$2,319	3,645
Investment in subsidiary	84,549	78,945
Other assets	59	46

Total assets	86,927	82,636

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	19,789	19,709
Accrued expenses and other liabilities	389	357
Shareholders' equity	66,749	62,570

Total liabilities and shareholders' equity	$86,927	82,636

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2017, 2016 and 2015

(In thousands)
	Year ended December 31,
	2017	2016	2015
Expenses:
Interest on subordinated debt	$371	344	303
Interest on senior debt	915	25	-
Interest on other borrowings	-	3	-
Total interest expense	1,286	372	303
Other expenses	208	162	519
Loss before equity in undistributed net income of subsidiary	1,494	534	822
Equity in undistributed net income	5,641	2,464	2,965
Net Income	4,147	1,930	2,143
Equity in subsidiary other comprehensive	(35)	32	125

Total comprehensive income	$4,112	1,962	2,268

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015

(In thousands)
	Year ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net Income	$4,147	1,930	2,143
Adjustments to reconcile net income to net cash
Equity in undistributed income of subsidiary	(5,641)	(2,464)	(2,965)
Dividends received from Patriot Bank, N.A.	-	890	-
Share-based compensation expense	146	161	461
Amortization of debt issuance costs	82	9	7
Change in assets and liabilities:
(Increase) decrease in other assets	(13)	-	2
Increase (decrease) in accrued expenses and other liabilities	32	(414)	(3)
Net cash (used in) provided by operating activities	(1,247)	112	(355)

Cash Flows from Investing Activities:
Net increase in investment in Patriot Bank N.A.	-	(7,198)	-
Net cash used in investing activities	-	(7,198)	-

Cash Flows from Financing Activities:
Proceeds from issuance of senior notes, net of expenses	-	11,708	-
Purchase of treasury stock	(2)	(1,017)	-
Dividends paid on common stock	(77)	-	-
Net cash (used in) provided by financing activities	(79)	10,691	-

Net (decrease) increase in cash and cash equivalents	(1,326)	3,605	(355)

Cash and cash equivalents at beginning of year	3,645	40	395

Cash and cash equivalents at end of year	$2,319	3,645	40

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,203	777	-

Cash paid for income taxes	$-	-	-

Supplemental Disclosure of Non-cash Activity:
Deferred debt issuance costs	$-	82	-
Accounts payable	-	(82)	-
	$-	-	-

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 20.	Subsequent Event

Definitive Purchase Agreement

On February 06, 2018, Patriot National Bancorp, Inc., the parent holding company of Patriot Bank, N.A. (“Patriot”), and Hana Small Business Lending, Inc. (“Hana SBL”), a wholly-owned subsidiary of Hana Financial, Inc. (“Hana Financial”) announced the signing of a definitive purchase agreement pursuant to which Patriot will acquire Hana SBL’s SBA Lending business.

Hana SBL is a fully integrated national SBA origination and servicing platform. It has originated nearly $1 billion of SBA 7(a) loans since its inception in 2006.

The transaction includes the purchase of approximately $120 million of SBA 7(a) loans and servicing rights relating to a pool of $370 million in loans, and the assumption of two loan securitization vehicles, currently rated “AA+” (Hana SBL Loan Trust 2014) and “A-” (Hana SBL Loan Trust 2016) by Standard and Poor’s. Total cash consideration is approximately $83 million with the assumption of approximately $41 million of liabilities. The transaction is subject to the satisfactory completion of certain due diligence requirements, purchase price adjustments at closing and the receipt of required governmental and regulatory approvals.

As a result of the proximity of the definitive purchase to the date these consolidated financial statements are available to be issued, Patriot is still evaluating the estimated fair values of the assets to be acquired and the liabilities to be assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in the connection with this transaction, as well as acquisition costs incurred and expected to be incurred, are also yet to be determined.

The effect of the merger is expected to be reflected in the Patriot’s results beginning with the third quarter of 2018.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2018
Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Name: Joseph D. Perillo
Title: Executive Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael A. Carrazza Michael A. Carrazza	Chairman of the Board (Principal Executive Officer)	March 30, 2018

/s/ Richard A, Muskus, Jr. Richard A. Muskus, Jr.	President	March 30, 2018

/s/ Joseph D. Perillo Joseph D. Perillo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2018

/s/ Edward N. Constantino Edward N. Constantino	Director	March 30, 2018

/s/ Raymond B. Smyth Raymond B. Smyth	Director	March 30, 2018

/s/ Emile Van den Bol Emile Van den Bol	Director	March 30, 2018

/s/ Michael J. Weinbaum Michael J. Weinbaum	Director	March 30, 2018