Form 10-K/A
period 2017-12-31
PATRIOT NATIONAL BANCORP INC
filed 2018-05-10
CIK 1098146

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $13.2 million based on the last sale price of the Common Stock as of June 30, 2017 (the last business day of the most recently completed second fiscal quarter).

There were 3,903,878 shares of the registrant’s Common Stock issued and outstanding as of April 30, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Annual Report on Form 10-K (the “Annual Report”) of Patriot National Bancorp, Inc. (“Patriot”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2017, was originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2018, and this Amendment No. 1 is being filed solely to include responses to the items required by Part III of the Annual Report. This Amendment No. 1 does not reflect events occurring after March 30, 2018, the date of the filing of the Annual Report, or modify or update those disclosures that may have been affected by subsequent events.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated May 9, 2018 in connection with this Amendment No. 1 on Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2018.

TABLE OF CONTENTS

Page

PART III

Item 10. Directors, Executive Officers and Corporate Governance	5

Item 11. Executive Compensation	9

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11

Item 13. Certain Relationships and Related Transactions, and Director Independence	12

Item 14. Principal Accounting Fees and Services	12

PART IV

Item 15. Exhibits and Financial Statement Schedules	14

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position
Michael A. Carrazza	52	Chairman of the Board of Directors and Chief Executive Officer of Patriot and Patriot Bank, N.A.
Richard A. Muskus Jr.	49	President and Director; President of Patriot Bank, N.A.
Joseph D. Perillo	62	Executive Vice President and Chief Financial Officer; Executive Vice President and Chief Financial Officer of Patriot Bank, N.A.
Frederick K. Staudmyer	62	Secretary and Chief Human Resources Officer; Executive Vice President and Chief Administrative Officer of Patriot Bank, N.A.
Samuel S. Davis	62	Executive Vice President and Chief Credit Officer of Patriot Bank, N.A.
Judith P. Corprew	56	Executive Vice President and Chief Compliance & Risk Officer of Patriot and Patriot Bank, N.A.
Scott W. Laughinghouse	56	Executive Vice President and Chief Lending Officer of Patriot Bank, N.A.
Edward N. Constantino	71	Director
Raymond B. Smyth	72	Director
Emile Van den Bol	53	Director
Michael Weinbaum	51	Director

Our directors are pointed for one-year terms to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the Board of Directors and hold office until removed by the Board, subject to their respective employment agreements.

Michael A. Carrazza

Mr. Carrazza has been Chairman of the Board of Directors of the Company since 2010 and Chief Executive Officer since August 2016. Through PNBK Sponsor, Mr. Carrazza manages PNBK Holdings, LLC (“PNBK Holdings”), the Company’s largest shareholder. Mr. Carrazza is also CEO of Solaia Capital Advisors, an investment management company. In 2012, Mr. Carrazza led the spin-out of the Bank of Ireland’s U.S. Asset-Based Lending Group, now known as Siena Lending Group, and serves as its Chairman. In 2004, he co-founded Bard Capital Group where he sponsored several transactions in the industrial sector. From 2001 until 2003, he was principal at The Glen Rock Group, a middle market investment firm, where he structured and financed the buyout of International Surface Preparation Group, Inc. (“ISPC”) from U.S. Filter/Vivendi. He subsequently worked at ISPC as Vice President in the office of the Chairman, managing the company’s financings, restructure and subsequent sale. Mr. Carrazza led the financing and restructuring of Mitchell Madison Group and served on the firm’s Executive Team, where he assisted in the firm’s global expansion and managed its subsequent sale to US Web/CKS. Mr. Carrazza began his career at Goldman, Sachs & Co. Mr. Carrazza earned his MBA in Finance from The Stern School of Business at New York University and his B.S. in Electrical Engineering from The Pennsylvania State University.

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

Joseph D. Perillo

Mr. Perillo has served as Executive Vice President and Chief Financial Officer of the Company and the Bank since May 2017. He served as a senior executive consultant for several months beginning in January 2017, tasked with assessing the finance department’s processes and improving operations and internal controls. Mr. Perillo is a recognized finance industry leader with over two decades of experience in the banking industry, having served as Chief Accounting Officer and Chief Financial Officer for iQor Inc., a $1.5 billion global leader in business process outsourcing. He began in public accounting with KPMG and then spent over 20 years in banking with Citibank, NatWest and as Senior Vice President & Controller for GreenPoint Financial, then one of the 50 largest banking companies in the U.S. Mr. Perillo earned his Bachelor of Science in accounting from St. John’s University and is a Certified Public Accountant.

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

Scott W. Laughinghouse

Mr. Laughinghouse has served as Executive Vice President and Chief Lending Officer of the Bank since October 2017. He has been in the community banking industry for nearly 30 years. He joined Patriot from First American International Bank in Brooklyn, NY where as Chief Lending Officer he led significant organic growth in both commercial real estate and home mortgage lending. He began his banking career at Fleet National Bank in Providence, RI as a commercial credit trainee and quickly rose through the ranks to Vice President, Commercial Lending in the Community Lending Group. As First Senior Vice President and Executive Director of Financial Services at Lake Sunapee Bank in Newport, NH he served on an executive team that grew the bank from $600 million to a $1.5 billion organization through the acquisition of four banks an insurance agency and a trust and wealth management company with an additional $1.5 billion in assets under management. Mr. Laughinghouse has served as a Credit Analyst, Workout Officer, Lender, Chief Credit Officer, Chief Lending Officer, and Director of Financial Services (insurance and investments). His goal-oriented approach has enabled him to exceed loan growth targets both as a Commercial Lender and as Chief Lending Officer. He takes pride in motivating and developing credit and lending personnel, which he attributes to his previous career as an NCAA college football and baseball coach at both Colby College and his alma mater, Middlebury College. Throughout his career he has served his community through youth athletic coaching, and providing leadership on community service and non-profit boards of directors.

Edward N. Constantino

Mr. Constantino has been a director of the Company since October 2010. He has over 40 years of audit, advisory and tax experience working for two major accounting firms, Arthur Anderson LLP and KPMG LLP. Mr. Constantino retired from KPMG in late 2009, where he was an Audit Partner in charge of the Firm’s real estate and asset management businesses. Mr. Constantino is a member of the Board of Directors of ARC Property Trust and a member of the Board and Audit Committee Chair of NexPoint Residential Trust. Mr. Constantino also serves as a consultant for the law firm of Skadden Arps. Mr. Constantino’s specific skills include auditing national and multinational organizations, internal control and compliance, financial reporting, regulatory reporting, risk management, asset valuation, accounting and finance and transaction structuring. He is a licensed CPA, a Member of the American Institute of Certified Public Accountants and a Member of the New York State Society of Public Accountants. He is currently a Member of the Board of Trustees and the Audit Committee.

Raymond Smyth

Mr. Smyth has served as a director from November 2008 until 2010 and has again been a director of the Company since 2011. He is a retired partner in the accounting firm of Masotti & Masotti. In addition, he is a CPA and a financial expert.

Emile Van den Bol

Mr. Van den Bol has been a director of the Company since October 2010. He is currently the Chief Executive Officer of Brooklawn Capital, LLC. Brooklawn Capital is an investment management company which advises and invests in real estate and securities. Mr. Van den Bol retired in 2010 as Managing Director of the Commercial Real Estate Group of Deutsche Bank Securities, Inc. Mr. Van den Bol joined Deutsche Bank in 2001 as Managing Director and held several executive positions in the Commercial Real Estate Group including Global Co-Head Structured Finance, Global Head Commercial Real Estate CDO Group and Member of the Global Commercial Real Estate Executive Committee. Mr. Van den Bol was from 2005 to 2009 a Governor of the Board of the Commercial Mortgage Securities Association. From 1996 to 2001 Mr. Van den Bol was employed by Lehman Brothers where he held a number of positions including Head of Esoteric Principal Finance Group and Co-Head of Lehman Brothers Franchise Conduit. Mr. Van den Bol was a member of Morgan Stanley’s Structured Finance Group from 1991 to 1996.

Michael J. Weinbaum

Mr. Weinbaum has been a director of the Company since October 2010. He has been the Vice President of Real Estate Operations for United Capital Corp. for more than twenty years. Mr. Weinbaum has extensive experience in real estate operations and transactions. He is a member of the International Council of Shopping Centers and has been a member of United Capital’s Board of Directors since 2005. Mr. Weinbaum currently serves on the Finance Board and Board of Trustees for St. Mary’s Healthcare for Children.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the issued and outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all Section 16(a) forms to the Company. Based solely upon a review of Section 16(a) forms furnished to the Company, the Company believes that all applicable Section 16(a) filling requirements were met during the year ended December 31, 2017, except that Judith P. Corprew, Executive Vice President and Chief Compliance & Risk Officer, and Scott W. Laughinghouse, Executive Vice President and Chief Lending Officer, each were late in filing a Form 3, and Edward N. Constantino, Raymond Smyth, Emile Van den Bol, Michael J. Weinbaum, Directors, each of whom are late in filing a Form 4.

Involvement in Certain Legal Proceedings

During the past ten years, none of our current directors or executive officers have been involved in any legal proceedings identified in Item 401(f) of Regulation S-K.

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

Board of Directors

The Board of Directors currently consists of six members. Directors serve for a one-year term until their successors are duly elected or appointed. The Board of Directors has designated a Compensation Committee, Audit Committee, Nominating and Corporate Governance Committee and Executive Committee of the Board. Messrs. Constantino (chairman), and Van den Bol are members of the Compensation Committee; Messrs. Constantino (chairman), Smyth, and Van den Bol are members of the Audit Committee; Messrs. Van den Bol (chairman), Carrazza, Constantino and Weinbaum are members of the Nominating and Corporate Governance Committee; and Messrs Carrazza (chairman), Constantino and Van den Bol are members of the Executive Committee of the Board.

Audit Committee Financial Expert

Our Board of Directors has determined that Edward N. Constantino and Raymond Smyth are the financial experts serving on our Audit Committee. Both Mr. Constanitino and Mr. Smyth are independent directors.

Item 11.	Executive Compensation

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our Chief Executive Officer, Chief Financial Officer and other executive officers who received the highest annual compensation.

Name and Principal Position(s)	Year	Salary	Bonus	Restricted Stock	All Other Annual Compensation		Total
Michael A. Carrazza (2)	2017	$300,000	$—	$—	$5,398	(1)	$305,398
Chairman and Chief Executive Officer	2016	$300,000	$—	$—	$5,288	(1)	$305,288
Joseph D. Perillo (3)	2017	$152,238	$—	$—	$2,723	(4)	$154,961
Chief Financial Officer	2016	$—	$—	$—	$—		$—
Neil M. McDonnell (5)	2017	$89,723	$50,000	$—	$8,866	(6)	$148,589
Chief Financial Officer	2016	$225,000	$—	$—	$—		$225,000
Richard A. Muskus (7)	2017	$281,154	$—	$10,758	$9,060	(1)	$300,972
President and Director	2016	$228,654	$—	$21,349	$6,860	(1)	$256,863
Frederick K. Staudmyer	2017	$222,630	$15,000	$17,850	$6,906	(1)	$262,386
Secretary and Chief Human Resources Officer; Executive Vice President and Chief Administrative Officer of Patriot Bank, N.A.	2016	$218,654	$20,000	$28,040	$5,619	(1)	$272,313
Samuel Davis	2017	$222,693	$20,000	$10,299	$9,261	(1)	$262,253
Executive Vice President and Chief Credit Officer	2016	$217,308	$10,000	$8,107	$7,181	(1)	$242,596

(1)	Includes a 401(k) company match contribution.
(2)	Mr. Carrazza was appointed as Interim Chief Executive Officer in August 2016.
(3)	Mr. Perillo was appointed as Chief Financial Officer as of May 2017.
(4)	Includes $1,000 car allowance and $1,328 401(k) company match contribution.
(5)	Mr. McDonnell was appointed as Chief Financial Officer as of January 2016 and resigned from the position as of May 2017.
(6)	Included $8,654 severance.
(7)	Mr. Muskus has been President of the Company since January 2017.

Executive Compensation Incentive Plan

In 2017, the Company adopted the Executive Compensation Incentive Plan (the “2017 Plan”). The 2017 Plan applies to the President and all Executive Vice Presidents at Patriot Bank. The 2017 plan was developed in order to attract, retain and motivate key executives by offering compensation incentives for delivering pre-defined budgeted operating results.  The 2017 Plan is market competitive and designed to promote safe and sound business practices, where compensation objectives and risk taking are responsible, within policy guidelines and compatible with effective controls and risk-management. The 2017 Plan provides for awards based on a balance of bank results and individual executive performance. Awards are paid 50% in cash and 50% in restricted stock awards vesting over three years.

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

Patriot National Bancorp, Inc. 2012 Stock Plan

In 2011, the Company adopted the Patriot National Bancorp, Inc. 2012 Stock Plan (the “2012 Plan”). The 2012 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Grants under the 2012 Plan may be made in the form of stock options, restricted stock and phantom stock units. The 2012 Plan authorizes 3,000,000 shares of the Company’s Common Stock for issuance. Phantom stock units may be granted under the 2012 Plan up to 1,000,000 units.

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

Under the 2012 Plan, 32,964 shares of restricted stock were awarded in 2013, 73,558 shares of restricted stock were awarded in 2014, 12,700 shares of restricted stock were awarded in 2015, 58,084 shares of restricted stock were awarded in 2016 and 5,084 shares of restricted stock were awarded in 2017.

Director Compensation

The following table details the compensation paid to or accrued for each of Patriot’s non-management directors in the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Cash Awards ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Edward N. Constantino	56,025	-0-	18,912	-0-	-0-	-0-	-0-	74,937
Raymond Smyth	66,975	-0-	18,912	-0-	-0-	-0-	-0-	85,887
Emile Van den Bol	74,200	-0-	18,912	-0-	-0-	-0-	-0-	93,112
Michael J. Weinbaum	32,850	-0-	18,912	-0-	-0-	-0-	-0-	51,762

(1)	The table provides the dollar value of any restricted stock awards that vested during the period. The awards may have been granted during the current period or prior periods.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company has 3,000,000 shares of Common Stock authorized for issuance under the 2012 Plan, of which 2,868,809 shares of stock are available for issuance as of April 30, 2018. The following table sets for the certain information regarding our 2012 Plan:

Equity Compensation Plans --	Number of Shares Issuable under Outstanding Restricted Stock Units	Number of Shares Issuable under Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Approved by the Stockholders	131,191	—	$—	2,868,809
Not Approved by the Stockholders	—	—	—	—
Totals	131,191	—		2,868,809

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides certain information about beneficial ownership of Common Stock of the Company as of April 30, 2018 with respect to: (i) each person, or group of affiliated persons, who is known to the Company to own more than five percent (5%) of Company Common Stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s directors and executive officers as a group.

Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of Common Stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 3,903,878 shares of Common Stock outstanding. In computing the number of shares of Common Stock beneficially owned by a person and applicable percentage of ownership of that person, we deemed outstanding shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of April 30, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each shareholder is in care of Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, CT 06901.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Class
Michael A. Carrazza	2,539,261	(1)	65.04%
Richard A. Muskus	822	(2)	*
Joseph D. Perillo	-		*
Frederick K. Staudmyer	3,000		*
Samuel S. Davis	3,690	(3)	*
Judith P. Corprew	400		*
Scott W. Laughinghouse	-		*
Edward N. Constantino	5,832		*
Raymond Smyth	7,014	(4)	*
Emile Van den Bol	19,256		*
Michael J. Weinbaum	9,832		*

All Directors and Executive Officers	2,589,107		66.32%

*	Less than one percent (1%)
(1)

Includes 2,520,000 shares held by PNBK Holdings. Mr. Carrazza is the manager of PNBK Sponsor, LLC, which is the manager of PNBK Holdings; therefore, Mr. Carrazza may be deemed to indirectly beneficially own the shares directly owned by PNBK Holdings. PNBK Holdings has sole voting and dispositive power with regard to all 2,520,000 shares; Sponsor and Carrazza have shared voting and shared dispositive power of said shares. Also includes 7,330 shares held by Solaia Capital Management Profit Sharing Plan for the benefit of Mr. Carrazza. Mr. Carrazza has sole voting and dispositive power with regard to such shares.

(2)	Includes 59 shares held in an IRA for the benefit of Mr. Muskus.
(3)	Includes 3,690 shares held in an IRA for the benefit of Mr. Davis.
(4)	Includes 626 shares held in an IRA for the benefit of Mr. Smyth.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). There were $139,000 of loans to officers and directors outstanding as of December 31, 2017. In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination these loans neither involved more than the normal risk of collectability nor presented any other unfavorable features.

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

The following table sets forth the aggregate amounts of principal accounting fees we paid to our independent registered public accountants for professional services performed in fiscal years ended December 31, 2017 and 2016 for: (i) audit fees – consisting of fees billed for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) audit-related fees – consisting of fees billed for services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) tax fees – consisting of fees billed for services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees – consisting of fees billed for all other services rendered.

	Year Ended December 31,
	2017 (1)	2016 (2)
Audit fees (3)	$220,914	$218,490
Audit-related fees (4)	60,000	30,000
Tax fees (5)	15,844	21,509
All other fees	29,358	—
Total fees	$326,116	$269,999

(1)	On May 16, 2017, RSM US LLP (“RSM”) replaced BDO USA, LLP (“BDO”), and was appointed as the Company’s new independent registered public accounting firm.
(2)	On April 8, 2015, BDO replaced KPMG LLP (“KPMG”), and was appointed as the Company’s independent registered public accounting firm.
(3)

Audit fees with respect to the year ended December 31, 2017 represent payments made by the Company to RSM for professional services rendered starting from May 16, 2017 and to BDO for review of our first quarterly financial statements in the year.  Audit fees with respect to the year ended December 31, 2016 represent payments made by the Company to BDO for professional services.

(4)

Audit-related fees with respect to the year ending December 31, 2017 and December 31, 2016 represent a payment made by the Company to BDO and KPMG, respectively , for professional services related to the Company’s 2017 and 2016 Annual Reports on Form 10-K.

(5)

Tax fees with respect to the years ended December 31, 2017 and December 31, 2016 represent payments made by the Company to RSM and BDO, respectively, for their preparation of the Company’s federal and state income tax returns, tax advice and planning.

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

The Audit Committee approved the audit-related fees, tax fees and all other fees set forth above for the years ended December 31, 2017 and 2016.

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

PATRIOT NATIONAL BANCORP, INC.

Date: May 9, 2018	By:	/s/ Michael A. Carrazza
Michael A. Carrazza
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer