Form 10-Q
period 2018-03-31
PATRIOT NATIONAL BANCORP INC
filed 2018-05-15
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, there were 3,903,878 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	March 31, 2018	December 31, 2017

ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$3,865	3,582
Interest bearing deposits	58,127	45,659
Total cash and cash equivalents	61,992	49,241
Investment securities:
Available-for-sale securities, at fair value	24,793	25,576
Other investments, at cost	4,450	4,450
Total investment securities	29,243	30,026

Federal Reserve Bank stock, at cost	2,526	2,502
Federal Home Loan Bank stock, at cost	5,889	5,889
Loans receivable (net of allowance for loan losses: 2018: $6,485, 2017: $6,297)	718,070	713,350
Accrued interest and dividends receivable	3,505	3,496
Premises and equipment, net	35,638	35,358
Deferred tax asset	11,335	10,397
Other assets	2,219	1,821
Total assets	$870,417	852,080

Liabilities
Deposits:
Noninterest bearing deposits	$71,736	81,197
Interest bearing deposits	583,562	556,242
Total deposits	655,298	637,439

Federal Home Loan Bank and correspondent bank borrowings	120,000	120,000
Senior notes, net	11,722	11,703
Junior subordinated debt owed to unconsolidated trust	8,088	8,086
Note payable	1,532	1,580
Advances from borrowers for taxes and insurance	1,904	2,829
Accrued expenses and other liabilities	4,268	3,694
Total liabilities	802,812	785,331

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2018: 3,976,351 shares issued; 3,902,610 shares outstanding. 2017: 3,973,416 shares issued; 3,899,675 shares outstanding	40	40
Additional paid-in capital	106,928	106,875
Accumulated deficit	(37,805)	(38,832)
Less: Treasury stock, at cost: 2018 and 2017, 73,741 and 73,741 shares, respectively	(1,179)	(1,179)
Accumulated other comprehensive loss	(379)	(155)
Total shareholders' equity	67,605	66,749
Total liabilities and shareholders' equity	$870,417	852,080

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017

Interest and Dividend Income
Interest and fees on loans	$8,774	6,607
Interest on investment securities	266	171
Dividends on investment securities	121	82
Other interest income	151	64
Total interest and dividend income	9,312	6,924

Interest Expense
Interest on deposits	1,657	989
Interest on Federal Home Loan Bank borrowings	257	78
Interest on senior debt	229	229
Interest on subordinated debt	99	85
Interest on note payable	7	9
Total interest expense	2,249	1,390

Net interest income	7,063	5,534

Provision (Credit) for Loan Losses	185	(1,749)

Net interest income after provision (credit) for loan losses	6,878	7,283
Non-interest Income
Loan application, inspection and processing fees	8	21
Deposit fees and service charges	134	149
Rental Income	84	94
Loss on sale of investment securities	-	(78)
Other income	96	91
Total non-interest income	322	277

Non-interest Expense
Salaries and benefits	2,769	2,430
Occupancy and equipment expense	741	775
Data processing expense	317	120
Professional and other outside services	572	652
Merger and acquisation related expenses	523	-
Advertising and promotional expense	78	74
Loan administration and processing expense	13	9
Regulatory assessments	252	179
Insurance expense	55	59
Material and communications	113	87
Other operating expense	358	309
Total non-interest expense	5,791	4,694

Income before income taxes	1,409	2,866

Provision for Income Taxes	344	1,136

Net income	$1,065	1,730

Basic earnings per share	$0.27	0.44
Diluted earnings per share	$0.27	0.44

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)	Three Months Ended March 31,
	2018	2017

Net income	$1,065	1,730
Other comprehensive income
Unrealized holding (loss) gain on securities	(307)	239
Income tax effect	83	(93)

Reclassification for realized losses on sale of investment securities	-	(78)
Income tax effect	-	30

Total other comprehensive (loss) income	(224)	98

Comprehensive income	$841	1,828

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2017	3,899,675	$40	106,875	(38,832)	(1,179)	(155)	66,749
Comprehensive income:
Net income	-	-	-	1,065	-	-	1,065
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	-	-	(224)	(224)
Total comprehensive income	-	-	-	1,065	-	(224)	841
Common stock dividends				(38)			(38)
Share-based compensation expense	-	-	53	-	-	-	53
Vesting of restricted stock	2,935	-	-	-	-	-	-
Balance at March 31, 2018	3,902,610	$40	106,928	(37,805)	(1,179)	(379)	67,605

Balance at December 31, 2016	3,891,897	$40	106,729	(42,902)	(1,177)	(120)	62,570
Comprehensive income:
Net income	-	-	-	1,730	-	-	1,730
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	-	-	98	98
Total comprehensive income	-	-	-	1,730	-	98	1,828
Share-based compensation expense	-	-	43	-	-	-	43
Vesting of restricted stock	2,231	-	-	-	-	-	-
Balance at March 31, 2017	3,894,128	$40	106,772	(41,172)	(1,177)	(22)	64,441

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017

Cash Flows from Operating Activities:
Net income	$1,065	1,730
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	13	35
Amortization and accretion of purchase loan premiums and discounts	176	127
Amortization of debt issuance costs	21	20
Provision (credit) for loan losses	185	(1,749)
Depreciation and amortization	350	272
Loss on sales of available-for-sale securities	-	78
Share-based compensation	53	43
(Increase) decrease in deferred income taxes	(855)	878
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(9)	(337)
Decrease (increase) in other assets	102	(133)
Increase (decrease) in accrued expenses and other liabilities	574	(451)
Net cash provided by operating activities	1,675	513

Cash Flows from Investing Activities:
Proceeds from sales on available-for-sale securities	-	9,000
Principal repayments on available-for-sale securities	463	807
Purchases of available-for-sale securities	-	(11,500)
Purchases of Federal Reserve Bank stock	(24)	(249)
Redemptions of Federal Home Loan Bank stock	-	120
(Increase) decrease in net originations of loans receivable	(5,081)	26,463
Purchase of loan pools receivable	-	(72,889)
Purchase of premises and equipment	(630)	(955)
Escrow deposit for pending acquisition	(500)	-
Net cash used in investing activities	(5,772)	(49,203)

Cash Flows from Financing Activities:
Increase in deposits, net	17,859	31,635
Repayments of FHLB and correspondent bank borrowings	-	(14,000)
Principal repayments of note payable	(48)	(47)
Decrease in advances from borrowers for taxes and insurance	(925)	(921)
Dividends paid on common stock	(38)	-
Net cash provided by financing activities	16,848	16,667

Net Increase (decrease) in cash and cash equivalents	12,751	(32,023)

Cash and cash equivalents at beginning of period	49,241	92,289

Cash and cash equivalents at end of period	$61,992	60,266

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,844	1,143
Cash paid for income taxes	$125	-

Supplemental Disclosures of Noncash Investing Activities:
Receivable recorded for securities sold, not settled	$-	4,968

See Accompanying Notes to Consolidated Financial Statements.

Note 1: Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of Patriot National Bancorp, Inc. (the “Company”) or (“Patriot”) and its wholly-owned subsidiaries including Patriot Bank, N.A. (the “Bank”) (collectively, “Patriot”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on the Form 10-K for the year ended December 31, 2017.

The Consolidated Balance Sheet at December 31, 2017 presented herein has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the remainder of 2018.

Note 2:     Recent Accounting Pronouncements

Accounting Standards Adopted During 2018

Effective January 1, 2018, the following new Accounting Standards Updates (ASUs) were adopted by the Company:

ASU 2014-09

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Also, subsequent ASUs issued to clarify this Topic. The Update, and subsequent related updates, establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previous revenue recognition guidance, including industry-specific guidance. The Updates are intended to increase comparability across industries. The core principle of the revenue model is that a company will recognize revenue when it transfers control of goods or services to customers, at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

The Company adopted the Updates during the first quarter of 2018 on a modified retrospective transition approach. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements, and there was no cumulative effect adjustment to opening retained earnings as no material changes were identified in the timing of revenue recognition.

ASU 2016-01 and ASU 2018-03

ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10). The Updates included targeted amendments in connection with the recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require investments in equity securities to be measured at fair value through net income, unless they qualify for a practical expedient, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. The provisions also emphasized the existing requirement to use exit prices to measure fair value for disclosure purposes. The Company adopted the Updates during the first quarter of 2018 primarily on a modified retrospective basis. In connection with the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio using an exit price notion resulting in prior-periods no longer being comparable.

ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the classification of certain specific transactions presented on the Statement of Cash Flows, in order to improve consistency across entities. Debt prepayment or extinguishment, debt-instrument settlement, contingent consideration payments post-business combination, and beneficial interests in securitization transactions are specific items addressed by this ASU that may affect the Bank. Additionally, the ASU codifies the predominance principle for classifying separately identifiable cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. As of March 31, 2018, Patriot did not have any debt prepayment or extinguishment, debt-instrument settlement, contingent consideration payments post-business combination, and beneficial interests in securitization transactions. In the future, if Patriot’s such transactions warrant present, management does not envision any difficulties implementing the requirements of ASU 2016-15, as applicable.

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The purpose of the standard is to improve consistency and comparability among companies with respect to the reporting of changes in restricted cash and cash equivalents on the Statement of Cash Flows. The ASU requires the Statement of Cash Flows to include all changes in total cash and cash equivalents, including restricted amounts, and to the extent restricted cash and cash equivalents are presented in separate line items on the Balance Sheet, disclosure reconciling the change in total cash and cash equivalents to the amounts shown on the Balance Sheet are required. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. As of March 31, 2018 and December 31, 2017, Patriot did not have restricted cash and cash equivalents separately disclosed on its Balance Sheet. In the future, if Patriot’s activities warrant presenting separate line items on its Balance Sheet for restricted cash and cash equivalents, management does not envision any difficulties implementing the requirements of ASU 2016-18, as applicable.

ASU 2017-09

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Stock compensation. The ASU is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not anticipate this update will have a material impact on its Consolidated Financial Statements.

Accounting Standards Issued But Not Yet Adopted

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU was issued to improve the financial reporting of leasing activities and provide a faithful representation of leasing transactions and improve understanding and comparability of a lessee's financial statements. Under the new accounting guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. This ASU will require both finance and operating leases to be recognized on the balance sheet. This ASU will affect all companies and organizations that lease real estate. The FASB issued an update in January 2018 (ASU 2018-01) providing an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842. This ASU will become effective for interim and annual reporting periods beginning after December 15, 2018. The Company will adopt this new accounting guidance as required. Management is currently evaluating the impact of the new standard on its Consolidated Financial Statements.

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

ASU 2017-08

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted for all entities, including adoption in an interim period. If an entity early adopts the ASU in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. Management is currently evaluating the impact the adoption of ASU 2017-08 will have on the consolidated financial statements.

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

ASU 2018-04

ASU 2018-04 - Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980): The amendment in this ASU adds, amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The amendments in this ASU are effective when a registrant adopts ASU 2016-01, which for Patriot, was January 1, 2018. This amendment is not expected to have an impact on the Consolidated Financial Statements.

ASU 2018-05

ASU 2018-05 - Income Taxes (Topic 740): Amendment to clarify situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Tax Cuts and Jobs Act for the reporting period. As of December 31, 2017, the Company partially completed the accounting for the tax effects of enactment of the Tax Cuts and Jobs Act; however, in certain cases, Management made reasonable estimates of the effects of a reduced federal corporate income tax rate on its existing deferred tax balances. In other cases, the Company has not been able to make a reasonable estimate and continued to account for those items based on its existing accounting under ASC 740, and the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Cuts and Jobs Act. In all cases, the Company will continue to make and refine its calculations during the one-year re-measurement period as additional analysis is completed. In addition, these estimates may be affected as Management gains a more thorough understanding of the new tax reform legislation.

Note 3: Available-for Sale Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of available-for-sale securities at March 31, 2018 and December 31, 2017 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2018:
U. S. Government agency mortgage-backed securities	$6,854	-	(199)	6,655
Corporate bonds	14,000	-	(399)	13,601
Subordinated notes	4,500	37	-	4,537
	$25,354	37	(598)	24,793

December 31, 2017:
U. S. Government agency mortgage-backed securities	$7,330	-	(106)	7,224
Corporate bonds	14,000	-	(196)	13,804
Subordinated notes	4,500	48	-	4,548
	$25,830	48	(302)	25,576

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of March 31, 2018 and December 31, 2017:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
March 31, 2018:
U. S. Government agency mortgage-backed securities	$3,755	(63)	2,900	(136)	6,655	(199)
Corporate bonds	7,651	(349)	5,950	(50)	13,601	(399)
	$11,406	(412)	8,850	(186)	20,256	(598)

December 31, 2017:
U. S. Government agency mortgage-backed securities	$4,118	(13)	3,106	(93)	7,224	(106)
Corporate bonds	13,804	(196)	-	-	13,804	(196)
	$17,922	(209)	3,106	(93)	21,028	(302)

At March 31, 2018 and December 31, 2017, ten out of twelve and nine out of eleven available-for-sale securities had unrealized losses with an aggregate decline of 2.9% and 1.4% from the amortized cost of those securities, respectively.

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute an other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of March 31, 2018 .

At March 31, 2018 and December 31, 2017, available-for-sale securities of $6.0 million and $6.7 million, respectively, were pledged to the Federal Reserve Bank of New York (“FRB”), primarily to secure municipal deposits.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at March 31, 2018 and December 31, 2017. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
March 31, 2018:
Corporate bonds	$-	9,000	5,000	14,000	-	8,847	4,754	13,601
Subordinated Notes	-	4,500	-	4,500	-	4,537	-	4,537
Available-for-sale securities with single maturity dates	-	13,500	5,000	18,500	-	13,384	4,754	18,138
U. S. Government agency mortgage-backed securities	-	3,036	3,818	6,854	-	2,900	3,755	6,655
	$-	16,536	8,818	25,354	-	16,284	8,509	24,793

December 31, 2017:
Corporate bonds	$-	9,000	5,000	14,000	-	8,928	4,876	13,804
Subordinated Notes	-	4,500	-	4,500	-	4,548	-	4,548
Available-for-sale securities with single maturity dates	-	13,500	5,000	18,500	-	13,476	4,876	18,352
U. S. Government agency mortgage-backed securities	-	3,200	4,130	7,330	-	3,107	4,117	7,224
	$-	16,700	9,130	25,830	-	16,583	8,993	25,576

There were no sales and purchases of available-for-sale securities in the three-month period ended March 31, 2018. During the three-month period ended March 31, 2017, there were $9 million sales and $11.5 million purchases of available-for-sale securities. A loss on the sale of available-for-sale securities of $78,000 was recorded during the three months ended March 31, 2017.

Note 4: Loans Receivable and Allowance for Loan Losses

As of March 31, 2018 and December 31, 2017, loans receivable, net, consists of the following:

(In thousands)
Loan portfolio segment:	March 31, 2018	December 31, 2017
Commercial Real Estate	$313,868	299,925
Residential Real Estate	144,633	146,377
Commercial and Industrial	129,913	131,161
Consumer and Other	83,185	87,707
Construction	46,348	47,619
Construction to permanent - CRE	6,608	6,858
Loans receivable, gross	724,555	719,647
Allowance for loan losses	(6,485)	(6,297)
Loans receivable, net	$718,070	713,350

Patriot's lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County in New York, and the five Boroughs of New York City. Patriot originates commercial real estate loans, commercial business loans, a variety of consumer loans, and construction loans, and has purchased residential loans since 2016. All commercial and residential real estate loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

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

In March 2017, Patriot purchased $73 million of residential real estate loans, including a premium of $985,000 over the book value of the loans. No residential real estate loans were purchased in the first quarter of 2018.

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

Construction to Permanent – Commercial Real Estate (“CRE”)

One time close of a construction facility with simultaneous conversion to an amortizing mortgage loan. Construction to permanent loans combine a short term period similar to a  construction loan, generally with a variable rate, and a longer term CRE loan typically 20-25 years, resetting every five years to the Federal Home Loan Bank (“FHLB”) rate.

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

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, allocated to segments of the loan portfolio, for the three months ended March 31, 2018 and 2017:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
Three months ended March 31, 2018
Allowance for loan losses:
December 31, 2017	$2,212	959	2,023	568	481	54	-	6,297
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	3	-	-	-	-	-	-	3
Provisions (credits)	265	114	(264)	(22)	7	7	78	185
March 31, 2018	$2,480	1,073	1,759	546	488	61	78	6,485

Three months ended March 31, 2017
Allowance for loan losses:
December 31, 2016	$1,853	534	740	641	712	69	126	4,675
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	2	-	2,769	-	-	-	-	2,771
Provisions (credits)	343	539	(2,460)	(58)	(121)	8	-	(1,749)
March 31, 2017	$2,198	1,073	1,049	583	591	77	126	5,697

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of March 31, 2018 and December 31, 2017:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
March 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$-	-	51	4	-	-	-	55
Collectively evaluated for impairment	2,480	1,073	1,708	542	488	61	78	6,430
Total allowance for loan losses	$2,480	1,073	1,759	546	488	61	78	6,485

Loans receivable, gross:
Individually evaluated for impairment	$2,429	3,343	1,521	694	-	-	-	7,987
Collectively evaluated for impairment	311,439	141,290	128,392	82,491	46,348	6,608	-	716,568
Total loans receivable, gross	$313,868	144,633	129,913	83,185	46,348	6,608	-	724,555

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent [CRE]	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$-	-	251	2	-	-	-	253
Collectively evaluated for impairment	2,212	959	1,772	566	481	54	-	6,044
Total allowance for loan losses	$2,212	959	2,023	568	481	54	-	6,297

Loans receivable, gross:
Individually evaluated for impairment	$1,977	3,336	748	692	-	-	-	6,753
Collectively evaluated for impairment	297,948	143,041	130,413	87,015	47,619	6,858	-	712,894
Total loans receivable, gross	$299,925	146,377	131,161	87,707	47,619	6,858	-	719,647

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

In accordance with Federal Financial Institutions Examination Council published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” and “Closed-end” credits are charged off when 180 days and 120 days delinquent, respectively.

If an account is classified as “Loss”, the full balance of the loan receivable is charged off, regardless of the potential recovery from a sale of the underlying collateral. Any amount that may be recovered on the sale of collateral underlying a loan is recognized as a “recovery” in the period in which the collateral is sold.

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of March 31, 2018 and December 31, 2017:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of March 31, 2018:
Loan portfolio segment:
Commercial Real Estate
Sub-standard	$-	-	474	474	-	474
Residential Real Estate:
Sub-standard	-	-	3,037	3,037	-	3,037
Commercial and Industrial:
Sub-standard	-	6	1,515	1,521	-	1,521
Consumer and Other
Sub-standard	-	-	4	4	-	4
Total non-accruing loans	$-	6	5,030	5,036	-	5,036

As of December 31, 2017:
Loan portfolio segment:
Residential Real Estate:
Sub-standard	$-	-	3,028	3,028	-	3,028
Commercial and Industrial:
Sub-standard	-	-	748	748	-	748
Consumer and Other
Sub-standard	-	-	2	2	-	2
Total non-accruing loans	$-	-	3,778	3,778	-	3,778

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income of $81,000 and $21,000 would have been recognized in income during the three months ended March 31, 2018 and 2017, respectively.

Additionally, certain loans for which the borrower cannot demonstrate sufficient cash flow to continue loan payments in the future and certain troubled debt restructurings (“TDRs”) are placed on non-accrual status. During the three months ended March 31, 2018 and 2017, no interest income was collected and recognized on non-accruing loans.

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

The following tables summarize performing and non-performing loans receivable by portfolio segment, by aging category, by delinquency status as of March 31, 2018 and December 31, 2017.

(In thousands)	Performing (Accruing) Loans
As of March 31, 2018:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$19	670	-	689	299,011	299,700	-	299,700
Special Mention	-	-	-	-	9,989	9,989	-	9,989
Substandard	-	2,705	-	2,705	1,000	3,705	474	4,179
	19	3,375	-	3,394	310,000	313,394	474	313,868
Residential Real Estate:
Pass	121	1,271	-	1,392	138,685	140,077	-	140,077
Special Mention	1,519	-	-	1,519	-	1,519	-	1,519
Substandard	-	-	-	-	-	-	3,037	3,037
	1,640	1,271	-	2,911	138,685	141,596	3,037	144,633
Commercial and Industrial:
Pass	293	829	-	1,122	127,270	128,392	-	128,392
Substandard	-	-	-	-	-	-	1,521	1,521
	293	829	-	1,122	127,270	128,392	1,521	129,913
Consumer and Other:
Pass	129	80	350	559	82,622	83,181	-	83,181
Substandard	-	-	-	-	-	-	4	4
	129	80	350	559	82,622	83,181	4	83,185
Construction:
Pass	-	-	2,039	2,039	35,509	37,548	-	37,548
Substandard	-	-	8,800	8,800	-	8,800	-	8,800
	-	-	10,839	10,839	35,509	46,348	-	46,348

Construction to permanent - CRE:
Pass	-	-	-	-	6,608	6,608	-	6,608

Total	$2,081	5,555	11,189	18,825	700,694	719,519	5,036	724,555

Loans receivable, gross:
Pass	$562	2,850	2,389	5,801	689,705	695,506	-	695,506
Special Mention	1,519	-	-	1,519	9,989	11,508	-	11,508
Substandard	-	2,705	8,800	11,505	1,000	12,505	5,036	17,541
Loans receivable, gross	$2,081	5,555	11,189	18,825	700,694	719,519	5,036	724,555

(In thousands)	Performing (Accruing) Loans
As of December 31, 2017:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	-	-	-	286,428	286,428	-	286,428
Special Mention	-	1,121	-	1,121	9,317	10,438	-	10,438
Substandard	-	1,688	-	1,688	1,371	3,059	-	3,059
	-	2,809	-	2,809	297,116	299,925	-	299,925
Residential Real Estate:
Pass	1,068	255	-	1,323	140,497	141,820	-	141,820
Special Mention	-	1,529	-	1,529	-	1,529	-	1,529
Substandard	-	-	-	-	-	-	3,028	3,028
	1,068	1,784	-	2,852	140,497	143,349	3,028	146,377
Commercial and Industrial:
Pass	-	2,000	375	2,375	127,057	129,432	-	129,432
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	981	981	-	981	748	1,729
	-	2,000	1,356	3,356	127,057	130,413	748	131,161
Consumer and Other:
Pass	498	-	-	498	87,207	87,705	-	87,705
Substandard	-	-	-	-	-	-	2	2
	498	-	-	498	87,207	87,705	2	87,707
Construction:
Pass	-	-	-	-	47,619	47,619	-	47,619

Construction to permanent - CRE:
Pass	-	-	-	-	6,858	6,858	-	6,858

Total	$1,566	6,593	1,356	9,515	706,354	715,869	3,778	719,647

Loans receivable, gross:
Pass	$1,566	2,255	375	4,196	695,666	699,862	-	699,862
Special Mention	-	2,650	-	2,650	9,317	11,967	-	11,967
Substandard	-	1,688	981	2,669	1,371	4,040	3,778	7,818
Loans receivable, gross	$1,566	6,593	1,356	9,515	706,354	715,869	3,778	719,647

As of March 31, 2018, the loans over 90 days past due and still accruing consists of two construction loans. The loans are well secured and the Company is confident, if necessary, the collateral will serve to ultimately assure full realization of principal and interest.

Troubled Debt Restructurings (“TDR”)

On a case-by-case basis, Patriot may agree to modify the contractual terms of a borrower’s loan to assist customers who may be experiencing financial difficulty. If the borrower is experiencing financial difficulties and a concession has been made, the loan is classified as a TDR.

There were no loans modified as TDRs and no defaults of TDRs during the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, there were no commitments to advance additional funds under TDRs.

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

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of March 31, 2018 and December 31, 2017, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $8.0 million and $6.8 million, respectively, were identified, for which $55,000 and $253,000 specific reserves were established, respectively. Loans not requiring specific reserves had sufficient collateral values, less costs to sell, supporting the net investment in the loan which includes principal balance, unamortized fees and costs and accrued interest, if any. In some cases, there may be no specific reserves due to the carrying amount of the loan having been charged off. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At March 31, 2018 and December 31, 2017, exposure to the impaired loans was related to 15 and 12 borrowers, respectively. In all cases, appraisal reports of the underlying collateral, if any, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were reduced by an estimate of the costs to sell the assets, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value.

The following summarizes the investment in, outstanding principal balance of, and the related allowance, if any, for impaired loans as of March 31, 2018 and December 31, 2017:

(In thousands)
	March 31, 2018			December 31, 2017
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$2,429	2,429	-	1,977	2,425	-
Residential Real Estate	3,343	3,343	-	3,336	3,369	-
Commercial and Industrial	1,470	1,470	-	497	683	-
Consumer and Other	690	690	-	690	818	-
	7,932	7,932	-	6,500	7,295	-

With a related allowance recorded:
Commercial Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-
Commercial and Industrial	51	51	51	251	251	251
Consumer and Other	4	4	4	2	2	2
	55	55	55	253	253	253

Impaired Loans, Total:
Commercial Real Estate	2,429	2,429	-	1,977	2,425	-
Residential Real Estate	3,343	3,343	-	3,336	3,369	-
Commercial and Industrial	1,521	1,521	51	748	934	251
Consumer and Other	694	694	4	692	820	2
Impaired Loans, Total	$7,987	7,987	55	6,753	7,548	253

The following tables summarize additional information regarding impaired loans for the three months ended March 31, 2018 and 2017.

(In thousands)	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$2,205	25	6,236	73
Residential Real Estate	3,342	3	1,910	3
Commercial and Industrial	739	-	-	-
Consumer and Other	691	7	541	5
	6,977	35	8,687	81
With a related allowance recorded:
Commercial Real Estate	-	-	-	-
Residential Real Estate	-	-	-	-
Commercial and Industrial	393	-	231	-
Consumer and Other	2	-	-	-
	395	-	231	-
Impaired Loans, Total:
Commercial Real Estate	2,205	25	6,236	73
Residential Real Estate	3,342	3	1,910	3
Commercial and Industrial	1,132	-	231	-
Consumer and Other	693	7	541	5
Impaired Loans, Total	$7,372	35	8,918	81

Note 5:     Deposits

The following table presents the balance of deposits held, by category as of March 31, 2018 and December 31, 2017.

(In thousands)	March 31, 2018	December 31, 2017

Non-interest bearing	$71,736	$81,197
Interest bearing:
NOW	23,461	25,476
Savings	132,118	135,975
Money market	11,936	16,575
Certificates of deposit, less than $250,000	178,243	173,221
Certificates of deposit, $250,000 or greater	72,614	66,866
Brokered deposits	165,190	138,129
Interest bearing, Total	583,562	556,242

Total Deposits	$655,298	$637,439

Note 6: Share-Based Compensation and Employee Benefit Plan

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice is to grant RSAs; as of March 31, 2018 and December 31, 2017, there were no options or phantom stock units outstanding, or that have been exercised during the period then ended.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain limitations. As of March 31, 2018, 2,872,933 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant. During the three months ended March 31, 2018, the Company granted 11,200 RSAs to the CEO and 2,999 RSAs to Executive Vice Presidents. During the three months ended March 31, 2017, no RSAs were granted to employees and directors. During the three months ended March 31, 2018, 2,935 shares of restricted stock became vested, 100 shares of restricted stock forfeited. All RSAs are non- participating grants.

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the three months ended March 31, 2018 and 2017, the Company recognized total share-based compensation expense of $53,000 and $43,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $35,000 and $28,000 for the three months ended March 31, 2018 and 2017, respectively.

Included in share-based compensation expense for the three months ended March 31, 2018 and 2017 were $18,000 and $15,000 attributable to Patriot’s external Directors, who received total compensation of $82,000 and $69,000 for each of those periods, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Income.

The following is a summary of the status of the Company’s restricted shares for the three months ended March 31, 2018 and 2017 and changes therein during the periods indicated:

Three months ended March 31, 2018:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	25,870	$12.15
Granted	14,199	$17.93
Vested	(2,935)	$14.18
Forfeited	(100)	$15.50
Unvested at March 31, 2018	37,034	$14.20

Three months ended March 31, 2017:
Unvested at December 31, 2016	35,264	$12.84
Vested	(2,231)	$13.03
Unvested at March 31, 2017	33,033	$12.55

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of March 31, 2018 amounts to $482,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.76 years.

RSA Grant - Non-executive Employees

During the three months ended March 31, 2018, 100 granted shares were forfeited. During the three months ended March 31, 2017, none of the granted shares were forfeited. The remaining 6,200 shares continue to vest and $24,000 of compensation expense is expected to be recognized through the January 2019 vesting date.

Retirement Plan

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent. During the three months ended March 31, 2018 and 2017 compensation expense under the 401K aggregated $51,000 and $34,000, respectively.

Dividends

On July 17, 2017, the Company announced its intention to begin making quarterly cash dividend payments. For the three months ended March 31, 2018, the Company paid cash dividends of $38,000. No dividend was declared and paid for the three months ended March 31, 2017.

Note 7: Earnings per share

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

The computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 follows.

(Net income in thousands)	Three Months Ended March 31,
	2018	2017
Basic earnings per share:
Net income attributable to Common shareholders	$1,065	1,730

Divided by:
Weighted average shares outstanding	3,900,513	3,892,726

Basic earnings per common share	$0.27	0.44

Diluted earnings per share:
Net income attributable to Common shareholders	$1,065	1,730

Weighted average shares outstanding	3,900,513	3,892,726

Effect of potentially dilutive restricted common shares	16,601	3,368

Divided by:
Weighted average diluted shares outstanding	3,917,114	3,896,094

Diluted earnings per common share	$0.27	0.44

Note 8: Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments with credit risk at March 31, 2018 are as follows:

(In thousands)
As of March 31, 2018
Commitments to extend credit:
Unused lines of credit	$67,423
Undisbursed construction loans	10,196
Home equity lines of credit	20,898
Future loan commitments	21,937
Financial standby letters of credit	1,286
$121,740

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a $5,000 reserve for credit loss as of March 31, 2018, which is included in accrued expenses and other liabilities.

Standby letters of credit are written commitments issued by Patriot to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.

Note 9: Regulatory and Operational Matters

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

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Under the instituted regulatory framework, to be considered “well capitalized”, a financial institution must generally have a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 8.0%, a CET1 Capital ratio at least 6.5%, and a Tier 1 Leverage Capital ratio of at least 5.0%. However, regardless of a financial institution’s ratios, the Office of Comptroller of the Currency (the “OCC”) may require increased capital ratios or impose dividend restrictions based on the other factors it considers in assessing a bank’s capital adequacy.

Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.

The Company’s and the Bank’s regulatory capital amounts and ratios at March 31, 2018 and December 31, 2017 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	79,461	10.408	74,264	10.092	89,306	11.759	83,711	11.406
To be Well Capitalized(1)	-	-	-	-	75,947	10.000	73,393	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	74,997	9.875	67,889	9.250
For capital adequacy	61,075	8.000	58,868	8.000	60,757	8.000	58,715	8.000

Tier 1 Capital (to risk weighted assets):
Actual	72,968	9.558	67,959	9.235	82,813	10.904	77,407	10.547
To be Well Capitalized(1)	-	-	-	-	60,757	8.000	58,715	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	59,808	7.875	53,210	7.250
For capital adequacy	45,806	6.000	44,151	6.000	45,568	6.000	44,036	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	64,968	8.510	59,959	8.148	82,813	10.904	77,407	10.547
To be Well Capitalized(1)	-	-	-	-	49,365	6.500	47,706	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	48,416	6.375	42,201	5.750
For capital adequacy	34,355	4.500	33,113	4.500	34,176	4.500	33,027	4.500

Tier 1 Leverage Capital (to average assets):
Actual	72,968	8.561	67,959	8.219	82,813	9.722	77,407	9.360
To be Well Capitalized(1)	-	-	-	-	42,592	5.000	41,351	5.000
For capital adequacy	34,093	4.000	33,072	4.000	34,074	4.000	33,081	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - - the Company. Such categorization of capital adequacy only applies to insured depository institutions - - the Bank.
(2)

The Capital Conservation Buffer implemented by the FDIC began to be phased in beginning January 1, 2016. It was not applicable to periods prior to that date and does not apply to bank holding companies - - the Company.

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that may be distributed to shareholders or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.

The capital buffer requirement is being phased in over three years beginning in 2016. The 1.25% capital conversation buffer for 2017 has been included in the minimum capital adequacy ratios in the 2017 column in the table above. The capital conversation buffer increased to 1.875% for 2018, which has been included in the minimum capital adequacy ratios in the 2018 column above.

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of March 31, 2018, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

Note 10: Fair Value and Interest Rate Risk

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

Available-for-sale securities

The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities' relationship to other benchmark quoted prices, or using unobservable inputs employing various techniques and assumptions (Level 3).

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.5 million. This investment is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days notice at cost. For that reason, the carrying amount was considered comparable to fair value.

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

Shares in the Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) are purchased and redeemed based upon their $100 par value. The stocks are non-marketable equity securities, and as such, are considered restricted securities that are carried at cost.

Loans

For variable rate loans, which periodically reprice with no apparent change in credit risk, carrying values, adjusted for credit losses inherent in the loan portfolios, are a reasonable estimate of fair value.

The fair value of fixed rate loans is estimated by discounting the future cash flows using the period-end rates, estimated by using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the loan portfolios.

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

In connection with the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio using an exit price notion resulting in prior-periods no longer being comparable.

Deposits

The fair value of demand deposits, regular savings and certain money market deposits is the amount payable on demand at the reporting date.

The fair value of certificates of deposit and other time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities, estimated using local market data, to a schedule of aggregated expected maturities on such deposits. Patriot does not record deposits at fair value on a recurring basis.

Senior Notes and Junior Subordinated Debt

Patriot does not record Senior notes at fair value on a recurring basis. The fair value of the Senior notes was estimated by discounting future cash flows at rates at which similar notes would be made. The carrying value is considered comparable to fair value.

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

Off-balance sheet financial instruments

Off-balance sheet financial instruments are based on interest rate changes and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The off-balance-sheet financial instruments (i.e., commitments to extend credit) are insignificant and are not recorded on a recurring basis.

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of March 31, 2018 and December 31, 2017:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2018:
U. S. Government agency mortgage-backed securities	$-	6,655	-	6,655
Corporate bonds	-	13,601	-	13,601
Subordinated notes	-	4,537	-	4,537

Available-for-sale securities	$-	24,793	-	24,793

December 31, 2017:
U. S. Government agency mortgage-backed securities	$-	7,224	-	7,224
Corporate bonds	-	13,804	-	13,804
Subordinated notes	-	4,548	-	4,548

Available-for-sale securities	$-	25,576	-	25,576

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

The table below presents the valuation methodology and unobservable inputs for level 3 assets measures at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2018:
Impaired loans	$7,932	Real Estate Appraisals	Discount for appraisal type	0%	-	8%

December 31, 2017:
Impaired loans	$6,500	Real Estate Appraisals	Discount for appraisal type	0%	-	8%

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

The estimated fair value amounts have been measured as of March 31, 2018 and December 31, 2017, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of March 31, 2018 and December 31, 2017:

(In thousands)		March 31, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$3,865	3,865	3,582	3,582
Interest-bearing deposits due from banks	Level 1	58,127	58,127	45,659	45,659
U. S. Government agency mortgage-backed securities	Level 2	6,655	6,655	7,224	7,224
Corporate bonds	Level 2	13,601	13,601	13,804	13,804
Subordinated Notes	Level 2	4,537	4,537	4,548	4,548
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,526	2,526	2,502	2,502
Federal Home Loan Bank stock	Level 2	5,889	5,889	5,889	5,889
Loans receivable, net	Level 3	718,070	705,991	713,350	702,816
Accrued interest receivable	Level 2	3,505	3,505	3,496	3,496

Financial assets, total		$821,225	809,146	804,504	793,970

Financial Liabilities:
Demand deposits	Level 2	$71,736	71,736	81,197	81,197
Savings deposits	Level 2	132,118	132,118	135,975	135,975
Money market deposits	Level 2	11,936	11,936	16,575	16,575
NOW accounts	Level 2	23,461	23,461	25,476	25,476
Time deposits	Level 2	250,857	249,401	240,087	239,219
Brokered deposits	Level 1	165,190	164,650	138,129	137,870
FHLB and correspondent bank borrowings	Level 2	120,000	120,086	120,000	120,218
Senior notes	Level 2	11,722	11,116	11,703	11,249
Subordinated debentures	Level 2	8,088	8,088	8,086	8,086
Note payable	Level 3	1,532	1,345	1,580	1,416
Accrued interest payable	Level 2	954	954	569	569

Financial liabilities, total		$797,594	794,891	779,377	777,850

The carrying amount of cash and noninterest bearing balances due from banks, interest-bearing deposits due from banks, and demand deposits approximates fair value, due to the short-term nature and high turnover of these balances. These amounts are included in the table above for informational purposes.

In the normal course of its operations, Patriot assumes interest rate risk (i.e., the risk that general interest rate levels will fluctuate). As a result, the fair value of the Patriot’s financial assets and liabilities are affected when interest market rates change, which change may be either favorable or unfavorable. Management attempts to mitigate interest rate risk by matching the maturities of its financial assets and liabilities. However, borrowers with fixed rate obligations are less likely to prepay their obligations in a rising interest rate environment and more likely to prepay their obligations in a falling interest rate environment. Conversely, depositors receiving fixed rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors market rates of interest and the maturities of its financial assets and financial liabilities, adjusting the terms of new loans and deposits in an attempt to minimize interest rate risk. Additionally, management mitigates its overall interest rate risk through its available funds investment strategy.

Off-balance-sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at March 31, 2018 and December 31, 2017. The estimated fair value of fee income on letters of credit at March 31, 2018 and December 31, 2017 was insignificant.

Note 11:     Mergers and Acquisitions

Acquisition of Prime Bank

On August 1, 2017, a definitive merger agreement (“Merger Agreement”) was entered into by and among the Company, Patriot Bank, Prime Bank, a Connecticut bank headquartered in Orange, CT (“Prime Bank”) (PMHV:US) and a stockholder representative of Prime Bank. This transaction was approved by the shareholders of Prime Bank on October 17, 2017 and was approved by the Office of the Comptroller of the Currency (“the OCC”) on April 12, 2018.

On May 10, 2018 the Company purchased all the outstanding stock of Prime Bank for $5.9 million. The closing of the transaction adds a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.  As of March 31, 2018, Prime Bank had assets with a carrying value of approximately $65 million, including investment securities with a carrying value of $36 million, loans outstanding with a carrying value of approximately $23 million, as well as deposits with a carrying value of approximately $48 million. The results of Prime Bank’s operations will be included in the Company’s Consolidated Statement of Income from the date of acquisition.

The acquisition will enable Patriot to expand its consumer and small business relationships, lending operations, and community presence, all of which will improve key operating metrics. Patriot is still evaluating the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in the connection with this transaction, as well as acquisition costs expected to be incurred, are also yet to be determined.

In the first quarter of 2018, the Company incurred $136,000 of merger and acquisition expenses related to the Prime Bank merger. The Company anticipates that it will incur approximately $200,000 of additional merger and acquisition expenses.

Definitive Purchase Agreement

On February 06, 2018, the Company and Hana Small Business Lending, Inc. (“Hana SBL”), a wholly-owned subsidiary of Hana Financial, Inc. (“Hana Financial”) announced the signing of a definitive purchase agreement pursuant to which Patriot will acquire Hana SBL’s Small Business Administration (“SBA”) Lending business.

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

As a result of the proximity of the definitive purchase to the date these consolidated financial statements are being issued, Patriot is still evaluating the estimated fair values of the assets to be acquired and the liabilities to be assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in the connection with this transaction, as well as acquisition costs incurred and expected to be incurred, are also yet to be determined. The Company incurred $366,000 of merger and acquisition expenses related to the Hana SBL acquisition for the three months ended March 31, 2018. The Company anticipates that it will incur approximately $350,000 of additional merger and acquisition expenses.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan losses, the analysis and valuation of its investment securities and the valuation of deferred tax assets, as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018 for additional information.

Summary

The Company reported net income for the first quarter of 2018 of $1.1 million ($0.27 basic and diluted earnings per share) compared to a net income of $1.7 million ($0.44 basic and diluted earnings per share) for the quarter ended March 31, 2017. On a pre-tax basis, the Company earned $1.4 million for the three month period ended March 31, 2018, a decrease of $1.5 million compared to the first quarter of 2017.

The comparative results for the three month period ended March 31, 2018 and 2017 were affected by a single recovery in the Commercial and Industrial portfolio segment. In March 2017, the Bank received a $2.8 million insurance recovery, which was recorded as a credit to the allowance for loan losses.

Pre-tax earnings reported for the first quarter of 2018 included non-recurring transaction expenses of $523,000 which were primarily associated with the two pending acquisitions that are underway. These non-recurring expenses will cease once the acquisitions are consummated and the acquired companies are fully integrated.

The quarter’s results reflect strong earnings performance and continued, measured progress. Building scale and franchise value remains on track, and the Company continues to build its management team to add specialization and depth to its lending platform and retail banking presence.

Total assets increased $18.3 million or 2.1%, from $852.1 million at December 31, 2017 to $870.4 million at March 31, 2018.

●

Cash and cash equivalents increased $12.8 million or 26.0%, from $49.2 million at December 31, 2017 to $62.0 million at March 31, 2018, as the availability of a variety of funding strategies negated the need to maintain cash and cash equivalents on the balance sheet.

●	The net loan portfolio increased $4.7 million or 0.7%, from $713.4 million at December 31, 2017 to $718.1 million at March 31, 2018.

Total liabilities increased $17.5 million or 2.2%, from $785.3 million at December 31, 2017 to $802.8 million at March 31, 2018.

●	Total deposits increased $17.9 million or 2.8%, from $637.4 million to $655.3 million.
●

Interest bearing deposits increased $27.3 million or 4.9%, mostly relating to increases of $27.1 million or 19.6% in brokered deposits, $10.8 million or 4.5% in Certificates of deposits, partially offset by decreases of $2.0 million or 7.9% in NOW, $3.9 million or 2.8% in Savings accounts, and $4.6 million or 28.0% in Money Market accounts, respectively.

●	Non-interest bearing deposits decreased by $9.5 million or 11.7%.

Equity increased $856,000 or 1.3%, from $66.7 million at December 31, 2017 to $67.6 million at March 31, 2018, primarily due to $1.1 million of net income, $53,000 of equity compensation, which offset by $224,000 of investment portfolio unrealized loss in the first quarter of 2018.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents increased $12.8 million, from $49.2 million at December 31, 2017 to $62.0 million at March 31, 2018. The increase was primarily attributable to $17.9 million increase in deposits and $1.7 million in net cash provided by operating activities during the first quarter. The effect of these cash inflows was partially offset by a $5.1 million cash outflow for increase in net originations of loan receivable.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

	March 31,	December 31,	Inc/(Dec)	Inc/(Dec)
(In thousands)	2018	2017	($)	(%)
U. S. Government agency mortgage-backed securities	$6,655	7,224	(569)	(7.88)%
Corporate bonds	13,601	13,804	(203)	(1.47)%
Subordinated notes	4,537	4,548	(11)	(0.24)%
Total Available-for-Sale Securities	$24,793	25,576	(783)	(3.06)%

Available-for-sale securities decreased $783,000 or 3.1%, from $25.6 million at December 31, 2017 to $24.8 million at March 31, 2018. This decrease was primarily attributable to $462,000 repayments of principal on Government agency mortgage-backed securities and $307,000 change in unrealized losses of the available for sale securities. There were no purchases or sales of available-for-sale securities in the three month period ended March 31, 2018.

Loans

The following table provides the composition of the Company’s loan portfolio as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018		December 31, 2017
Loan portfolio segment:	Amount	%	Amount	%
Commercial Real Estate	$313,868	43.32%	299,925	41.68%
Residential Real Estate	144,633	19.96%	146,377	20.34%
Commercial and Industrial	129,913	17.93%	131,161	18.23%
Consumer and Other	83,185	11.48%	87,707	12.19%
Construction	46,348	6.40%	47,619	6.62%
Construction to permanent - CRE	6,608	0.91%	6,858	0.94%
Loans receivable, gross	724,555	100.00%	719,647	100.00%

Allowance for loan losses	(6,485)		(6,297)
Loans receivable, net	$718,070		713,350

The Company’s gross loan portfolio increased $5.0 million, or 0.7%, from $719.6 million at December 31, 2017 to $724.6 million at March 31, 2018. The increase in loans was primarily attributable to $5.1 million increase in net origination of loans receivable. As of March 31, 2018, the loan pipeline is strong, and management expects continued growth. The Company will continue to add to the product lines and enhance service offerings to the customers.

At March 31, 2018, the net loan to deposit ratio was 110% and the net loan to total assets ratio was 82%. At December 31, 2017, these ratios were 112% and 84%, respectively.

Allowance for Loan Losses

The allowance for loan losses increased $188,000 or 3.0% from $6.3 million at December 31, 2017 to $6.5 million at March 31, 2018. The increase was primarily attributable to $185,000 provision for all loan categories.

The overall credit quality of the loan portfolio continues to be strong and stable. Based upon the overall assessment and evaluation of the loan portfolio at March 31, 2018, management believes the allowance for loan losses of $6.5 million, which represents 0.9% of gross loans outstanding, was adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan losses:

	March 31,
(In thousands)	2018	2017

Balance at beginning of year	$6,297	4,675
Charge-offs:
Total charge-offs	-	-
Recoveries:
Commercial Real Estate	3	2
Commercial and Industrial	-	2,769
Total recoveries	3	2,771

Net recoveries	(3)	(2,771)
Provision (credit) charged to earnings	185	(1,749)
Balance at end of year	$6,485	5,697

Ratios:
Net (recoveries) charge-offs to average loans	(0.00)%	(0.49)%
Allowance for loan losses to total loans	0.90%	0.80%

The following table provides an allocation of allowance for loan losses by portfolio segment and the percentage of the loans to total loans:

(In thousands)	March 31, 2018		December 31, 2017
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans
Commercial Real Estate	$2,480	43.32%	2,212	41.68%
Residential Real Estate	1,073	19.96%	959	20.34%
Commercial and Industrial	1,759	17.93%	2,023	18.23%
Consumer and Other	546	11.48%	568	12.19%
Construction	488	6.40%	481	6.62%
Construction to permanent - CRE	61	0.91%	54	0.94%
Unallocated	78	N/A	-	N/A
Total	$6,485	100.00%	6,297	100.00%

Non-performing Assets

The following table presents non-performing assets as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31,	December 31,
	2018	2017
Non-accruing loans:
Commercial Real Estate	$474	-
Residential Real Estate	3,037	3,028
Commercial and Industrial	1,521	748
Consumer and Other	4	2
Total non-accruing loans	5,036	3,778

Loans past due over 90 days and still accruing	11,189	1,356
Total nonperforming assets	$16,225	5,134

Nonperforming assets to total assets	1.86%	0.60%
Nonperforming loans to total loans	2.24%	0.71%

The $5.0 million of non-accrual loans at March 31, 2018 is comprised of ten relationships, for which a specific reserve of $55,000 has been established.

The Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment.

The $3.8 million of non-accrual loans at December 31, 2017 was comprised of eight borrowers, for which a specific reserve of $253,000 had been established.

Loans greater than 90 days past due or more, and still accruing interest, were $11.2 million at March 31, 2018, as compared to $1.4 million at December 31, 2017. The $11.2 million at March 31, 2018 was comprised of two large construction loans. The loans are well secured and we are confident, if necessary, the collateral will serve to ultimately ensure full realization of principal and interest. These positions will be constantly monitored to determine if there are any developments with the borrowers, the collateral or both.

Deferred Taxes

Deferred tax assets increased $938,000, from $10.4 million at December 31, 2017 to $11.3 million at March 31, 2018. The increase in deferred tax assets resulted from a decision to capitalize certain allowable expenses for tax purposes in the 2017 income tax returns.

Patriot anticipates utilizing the net operating loss carry forwards to reduce income taxes otherwise payable on current year taxable income and net unrealized gains on the investment portfolio to the net operating loss carry forward.

The Company will continue to evaluate its ability to realize its net deferred tax asset. If future evidence suggests that it is more likely than not that a portion of the deferred tax asset will not be realized, a valuation allowance will be established.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	March 31,	December 31,	Inc/(Dec)	Inc/(Dec)
	2018	2017	($)	(%)
Non-interest bearing	$71,736	81,197	(9,461)	(11.65)%
Interest bearing:
NOW	23,461	25,476	(2,015)	(7.91)%
Savings	132,118	135,975	(3,857)	(2.84)%
Money market	11,936	16,575	(4,639)	(27.99)%
Certificates of deposit, less than $250,000	178,243	173,221	5,022	2.90%
Certificates of deposit, $250,000 or greater	72,614	66,866	5,748	8.60%
Brokered deposits	165,190	138,129	27,061	19.59%
Total Interest bearing	583,562	556,242	27,320	4.91%

Total Deposits	$655,298	637,439	17,859	2.80%

Deposits increased $17.9 million or 2.8%, from $637.4 million at December 31, 2017 to $655.3 million at March 31, 2018, resulting from an increase of $27.1 million in broker deposits partially offset by a decline in all other categories. During the first quarter of 2018, the Bank attracted over $18 million in new account/ dollar deposits. Offsetting this growth, several commercial and consumer clients saw cyclical draw downs in their liquid accounts, for reasons ranging from bonus allocations, business expenses, tax expenses, to loan paydowns. Also due to increased competition among local and national banks’ deposit pricing, the Bank saw an expected decline of rate sensitive, non relationship deposit dollars. Despite the competition and the ebb and flow of commercial client funds, the Bank has managed to remain within range of its deposit growth targets.

Borrowings

Total borrowings were $141.3 million and $141.4 million as of March 31, 2018 and December 31, 2017, respectively. Borrowings consist primarily of Federal Home Loan Bank (“FHLB”) advances, senior notes, junior subordinated debentures and a note payable.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of March 31, 2018, the Bank had $31.2 million of available borrowing capacity from the FHLB-B.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. At March 31, 2018 and December 31, 2017, no funds had been borrowed under the line of credit.

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

The Correspondent Bank Agreement provides for up to $16 million in borrowings of which no borrowings were outstanding as of March 31, 2018. The Correspondent Bank Agreement is unsecured, currently requires a compensating balance of $250,000 to remain on account with Zions Bank at all times, pays interest on funds on account (e.g., Fed funds sweep, compensating balance) at variable rates depending on the total deposit, and charges interest on advances at Zions Bank’s daily Fed funds rate, which is variable.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior notes”). Interest on the Senior notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior notes to recognize a constant rate of interest expense. At March 31, 2018 and December 31, 2017, $278,000 and $297,000 of unamortized debt issuance costs have been deducted from the face amount of the Senior notes included in the Consolidated Balance Sheet.

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

Junior subordinated debt owed to unconsolidated trust

In 2003, the National Statutory Trust I (“the Trust”), which has no independent assets and is wholly-owned by the Company, issued $8.0 million of trust preferred securities. The proceeds, net of a $240,000 placement fee, were invested in junior subordinated debentures issued by the Company, which invested the proceeds in the Bank. The Bank used the proceeds to fund its operations.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of March 31, 2018 and December 31, 2017, the note had a balance outstanding of $1.5 million and $1.6 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

Equity

Equity increased $856,000 from $66.7 million at December 31, 2017 to $67.6 million at March 31, 2018, primarily due to $1.1 million of year-to-date net income, $53,000 of equity compensation, which were offset by $224,000 of investment portfolio unrealized loss and $38,000 common stock dividend payments.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, increased $4.5 million from $117.2 million at December 31, 2017 to $121.7 million at March 31, 2018.

RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended March 31, 2018 and 2017:

(In thousands)	Three months ended March 31,
	2018			2017
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$726,688	8,774	4.90	569,463	6,607	4.71
Cash equivalents	41,953	151	1.46	36,030	64	0.72
Investments	37,983	387	4.08	34,843	253	2.92

Total interest earning assets	806,624	9,312	4.68	640,336	6,924	4.38

Cash and due from banks	3,897			4,515
Premised and equipment, net	35,466			32,881
Allowance for loan losses	(6,383)			(4,748)
OREO	-			499
Other assets	15,449			17,301

Total Assets	$855,053			690,784

Liabilities
Interest bearing liabilities:
Deposit	$571,134	1,657	1.18	464,516	989	0.86
Borrowings	120,000	257	0.87	67,437	78	0.47
Senior notes	11,711	229	7.93	11,635	229	7.97
Subordinated debt	8,087	99	4.96	8,248	85	4.16
Note Payable	1,547	7	1.84	1,737	9	1.77

Total interest bearing liabilities	712,479	2,249	1.28	553,573	1,390	1.02

Demand deposits	71,540			71,055
Other liabilities	3,243			2,689

Total Liabilities	787,262			627,317

Shareholders' equity	67,791			63,467

Total Liabilities and Shareholders' Equity	$855,053			690,784

Net interest income		7,063			5,534

Interest margin			3.55			3.50
Interest spread			3.40			3.36

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three months ended March 31, 2018 and 2017:

(In thousands)	Three Months Ended March 31,
	2018 compared to 2017
	Increase/(Decrease)
	Volume	Rate	Total
Interest Earning Assets:
Loans	$1,740	427	2,167
Cash equivalents	10	77	87
Investments	27	107	134

Total interest earning assets	1,777	611	2,388

Interest bearing liabilities:
Deposit	251	417	668
Borrowings	68	111	179
Senior notes	-	-	-
Subordinated debt	(2)	16	14
Note payable	(2)	-	(2)

Total interest bearing liabilities	315	544	859

Net interest income	$1,462	67	1,529

For the quarter ended March 31, 2018, interest income increased $2.4 million or 34% as compared to the quarter ended March 31, 2017, as focused growth and diversification in the loan portfolio yielded an increase in interest income. Average loan balances increased $157.2 million or 28% as compared to the quarter ended March 31, 2017. Total interest expense increased $859,000 or 62% as compared to the quarter ended March 31, 2017, primarily driven by $668,000 increase in interest on deposits as the result of an increase in deposit rates.

Net interest income was $7.0 million for the quarter ended March 31, 2018, up 28% from the corresponding 2017 period, reflecting strong loan and deposit growth. Net interest margin for the quarter ended March 31, 2018 was 3.55% as compared to 3.50% for the quarter ended March 31, 2017.

Provision (Credit) for Loan Losses

The provision for loan losses for the three months ended March 31, 2018 was $185,000, as compared to a net credit of $1.7 million in the first quarter of 2017. The credit for loan losses in the quarter ended March 31, 2017 was primarily attributable to a $2.8 million insurance recovery in its Commercial and Industrial portfolio segment, which was recorded as a credit to the allowance for loan losses in the first quarter of 2017.

Non-interest income

Non-interest income increased $45,000 from $277,000 for the quarter ended March 31, 2017 to $322,000 for the quarter ended March 31, 2018. The increase was primarily attributable to a loss of $78,000 on sale of investment securities in the first quarter of 2017, which was partially offset by $15,000 decreases in deposit fees and service charges, $13,000 reduction of loan application and processing fees, and $10,000 decrease in rental income in the first quarter of 2018.

Non-interest expense

Non-interest expense increased $1.1 million from $4.7 million for the quarter ended March 31, 2017 to $5.8 million for the quarter ended March 31, 2018. The expenses were impacted by non-recurring project costs of $523,000 primarily associated with the pending acquisitions, and will cease once the pending acquisitions are completed and the acquired companies fully integrated. As the Bank continues to grow its business activities, additional client facing and support team members were necessary. As such, salaries and benefits increased by $339,000 and data processing expense increased by $197,000. The total increase in non-interest expense was partially offset by $80,000 decrease in professional and other outside services and $34,000 decrease in occupancy and equipment expense.

Provision for income taxes

The provision for income taxes decreased $792,000 from $1.1 million for the quarter ended March 31, 2017 to $344,000 for the quarter ended March 31, 2018. The decrease mainly reflected the lower pre-tax income (due to the prior year credit to the loan loss provision) and the positive impact of the change in the Federal corporate tax rate from 35% to 21% enacted in December 2017.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 9.5% at March 31, 2018 compared to 8.2% at December 31, 2017. Liquidity including readily available off balance sheet funding sources was 15.1% at March 31, 2018 compared to 15.6% at December 31, 2017. The Company’s available total liquidity (readily available plus brokered deposit availability) to total assets ratio was 18.8% at March 31, 2018 compared to 18.3% at December 31, 2017.

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

Capital

The following table illustrates the Company’s and the Bank’s regulatory capital ratios as of March 31, 2018 and December 31, 2017:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	79,461	10.408	74,264	10.092	89,306	11.759	83,711	11.406
Tier 1 Capital (to risk weighted assets)	72,968	9.558	67,959	9.235	82,813	10.904	77,407	10.547
Common Equity Tier 1 Capital (to risk weighted assets)	64,968	8.510	59,959	8.148	82,813	10.904	77,407	10.547
Tier 1 Leverage Capital (to average assets)	72,968	8.561	67,959	8.219	82,813	9.722	77,407	9.360

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

The capital buffer requirement is being phased in over three years beginning in 2016. The 1.25% capital conversation buffer for 2017 has been included in the minimum capital adequacy ratios in the 2017 column in the table above. The capital conversation buffer increased to 1.875% for 2018, which has been included in the minimum capital adequacy ratios in the 2018 column above.

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of March 31, 2018, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

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

Stock Repurchase Program

The following table presents share repurchases of Patriot’s common stock during the year ended December 31, 2017.

Period Beginning	Period Ending	No. of Shares Purchased(1)		Average Price Paid per Share	No. of Shares Purchased as part of Publicly Announced Plans(1)	Maximum No. of Shares that may yet be Purchased Under the Plans(1)
August 1, 2017	August 31, 2017	100	(1)	$17.10	0(1)

Year ended December 31, 2017		100		$17.10

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

No shares of Patriot’s common stock were repurchased during the three months period ended March 31, 2018.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of March 31, 2018			As of December 31, 2017
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	91,291	(15,066)	(14.2)	89,258	(13,440)	(13.1)
+100	99,718	(6,639)	(6.2)	96,939	(5,758)	(5.6)
BASE	106,357	-	-	102,697	-	-
-100	109,934	3,577	3.4	105,874	3,177	3.1
-200	112,017	5,659	5.3	108,657	5,959	5.8

	Net Interest Income - Performance Summary
	March 31, 2018			Year ended December 31, 2017
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	27,169	(942)	(3.4)	27,936	(937)	(3.2)
+100	27,593	(518)	(1.8)	28,454	(420)	(1.5)
BASE	28,111	-	-	28,873	-	-
-100	28,097	(14)	(0.0)	28,830	(43)	(0.2)
-200	28,167	56	0.2	29,271	398	1.4

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the aforementioned officers concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:      Legal Proceedings

Neither the Company nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or the Bank is a party or any of its property is subject.

Item 1A: Risk Factors

During the three months ended March 31, 2018, there were no material changes to the risk factors relevant to the Company’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6:      Exhibits

The exhibits marked with the section symbol (#) are interactive data files.

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

10(a) (20)

Amended Financial Services Agreement, (incorporated by reference to Exhibit 10(a) (20) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 000-29599)

10(a) (21)

Agreement and Plan of Merger by and among Patriot National Bancorp, Inc., Patriot Bank, National Association, Prime Bank and Jasper J. Jaser, as stockholders’ representative, dated as of August 1, 2017 (incorporated by reference to Exhibit 10(a) (21) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10(a) (22)

Asset Purchase Agreement by and between Hana Small Business Lending, Inc.; Hana ABS  2014-1, LLC; Hana Investment, LLC and Patriot Bank, N.A., dated as of February 2, 2018 (incorporated by reference to Exhibit 10(a) (26) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

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

Date: May 14, 2018

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer