Form 10-Q
period 2018-06-30
PATRIOT NATIONAL BANCORP INC
filed 2018-08-14
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No ☒

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

As of August 8, 2018, there were 3,904,578 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	June 30, 2018	December 31, 2017

ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$4,589	3,582
Interest bearing deposits	81,052	45,659
Total cash and cash equivalents	85,641	49,241
Investment securities:
Available-for-sale securities, at fair value	23,982	25,576
Other investments, at cost	4,450	4,450
Total investment securities	28,432	30,026

Federal Reserve Bank stock, at cost	2,564	2,502
Federal Home Loan Bank stock, at cost	5,807	5,889
Loans receivable (net of allowance for loan losses: 2018: $6,525, 2017: $6,297)	750,804	713,350
Accrued interest and dividends receivable	3,306	3,496
Premises and equipment, net	35,715	35,358
Other real estate owned	991	-
Deferred tax asset	11,085	10,397
Goodwill	2,100	-
Core deposit intangible, net	534	-
Other assets	3,256	1,821
Total assets	$930,235	852,080

Liabilities
Deposits:
Noninterest bearing deposits	$83,808	81,197
Interest bearing deposits	628,504	556,242
Total deposits	712,312	637,439

Federal Home Loan Bank and correspondent bank borrowings	110,000	120,000
Senior notes, net	11,740	11,703
Subordinated debt, net	9,576	-
Junior subordinated debt owed to unconsolidated trust	8,090	8,086
Note payable	1,484	1,580
Advances from borrowers for taxes and insurance	2,876	2,829
Accrued expenses and other liabilities	5,796	3,694
Total liabilities	861,874	785,331

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2018: 3,978,319 shares issued; 3,904,578 shares outstanding. 2017: 3,973,416 shares issued; 3,899,675 shares outstanding	40	40
Additional paid-in capital	106,982	106,875
Accumulated deficit	(36,808)	(38,832)
Less: Treasury stock, at cost: 2018 and 2017, 73,741 and 73,741 shares, respectively	(1,179)	(1,179)
Accumulated other comprehensive loss	(674)	(155)
Total shareholders' equity	68,361	66,749
Total liabilities and shareholders' equity	$930,235	852,080

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017

Interest and Dividend Income
Interest and fees on loans	$9,201	7,591	17,975	14,198
Interest on investment securities	291	242	557	413
Dividends on investment securities	128	93	249	175
Other interest income	270	19	421	83
Total interest and dividend income	9,890	7,945	19,202	14,869

Interest Expense
Interest on deposits	1,997	1,129	3,654	2,118
Interest on Federal Home Loan Bank borrowings	502	183	759	261
Interest on senior debt	228	228	457	457
Interest on subordinated debt	112	89	211	174
Interest on note payable	10	8	17	17
Total interest expense	2,849	1,637	5,098	3,027

Net interest income	7,041	6,308	14,104	11,842

Provision (Credit) for Loan Losses	50	260	235	(1,489)

Net interest income after provision (credit) for loan losses	6,991	6,048	13,869	13,331
Non-interest Income
Loan application, inspection and processing fees	12	15	20	36
Deposit fees and service charges	132	146	266	295
Gains on sale of loans	66	-	66	-
Rental Income	83	91	167	185
Loss on sale of investment securities	-	-	-	(78)
Other income	93	97	189	188
Total non-interest income	386	349	708	626

Non-interest Expense
Salaries and benefits	2,854	2,497	5,623	4,927
Occupancy and equipment expense	776	807	1,517	1,582
Data processing expense	322	326	639	446
Professional and other outside services	457	550	1,029	1,202
Merger and tax initiative project expenses	592	-	1,115	-
Advertising and promotional expense	59	111	137	185
Loan administration and processing expense	30	14	43	23
Regulatory assessments	298	163	550	342
Insurance expense	53	56	108	115
Communications, stationary and supplies	110	103	223	190
Other operating expense	410	387	768	696
Total non-interest expense	5,961	5,014	11,752	9,708

Income before income taxes	1,416	1,383	2,825	4,249

Provision for Income Taxes	380	579	724	1,715

Net income	$1,036	804	2,101	2,534

Basic earnings per share	$0.27	0.21	0.54	0.65
Diluted earnings per share	$0.26	0.21	0.54	0.65

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$1,036	804	2,101	2,534
Other comprehensive income
Unrealized holding (loss) gain on securities	(710)	48	(710)	287
Income tax effect	191	(18)	191	(111)

Reclassification for realized losses on sale of investment securities	-	-	-	(78)
Income tax effect	-	-	-	30

Total other comprehensive (loss) income	(519)	30	(519)	128

Comprehensive income	$517	834	1,582	2,662

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2017	3,899,675	$40	106,875	(38,832)	(1,179)	(155)	66,749
Comprehensive income:
Net income	-	-	-	2,101	-	-	2,101
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	-	-	(519)	(519)
Total comprehensive income	-	-	-	2,101	-	(519)	1,582
Common stock dividends				(77)			(77)
Share-based compensation expense	-	-	107	-	-	-	107
Vesting of restricted stock	4,903	-	-	-	-	-	-
Balance at June 30, 2018	3,904,578	$40	106,982	(36,808)	(1,179)	(674)	68,361

Balance at December 31, 2016	3,891,897	$40	106,729	(42,902)	(1,177)	(120)	62,570
Comprehensive income:
Net income	-	-	-	2,534	-	-	2,534
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	-	-	128	128
Total comprehensive income	-	-	-	2,534	-	128	2,662
Share-based compensation expense	-	-	68	-	-	-	68
Vesting of restricted stock	2,231	-	-	-	-	-	-
Balance at June 30, 2017	3,894,128	$40	106,797	(40,368)	(1,177)	8	65,300

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017

Cash Flows from Operating Activities:
Net income	$2,101	2,534
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	25	53
Amortization and accretion of purchase loan premiums and discounts	352	260
Amortization of debt issuance costs	41	41
Provision (credit) for loan losses	235	(1,489)
Depreciation and amortization	716	590
Amortization of core deposit intangible	18	-
Loss on sales of available-for-sale securities	-	78
Share-based compensation	107	68
(Increase) decrease in deferred income taxes	(497)	1,339
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	190	(482)
Decrease (increase) in other assets	871	(184)
Increase (decrease) in accrued expenses and other liabilities	230	(1,061)
Net cash provided by operating activities	4,389	1,747

Cash Flows from Investing Activities:
Proceeds from sales on available-for-sale securities	35,532	13,848
Principal repayments on available-for-sale securities	859	1,244
Purchases of available-for-sale securities	-	(15,567)
Purchases of Federal Reserve Bank stock	(62)	(315)
Redemptions (purchases) of Federal Home Loan Bank stock	82	(224)
Increase in net originations of loans receivable	(16,436)	(21,911)
Purchase of loan pools receivable	-	(73,022)
Purchase of premises and equipment	(1,067)	(2,302)
Escrow deposit for pending acquisition	(500)	-
Net cash used in business combination	(4,736)	-
Net cash provided by (used in) investing activities	13,672	(98,249)

Cash Flows from Financing Activities:
Increase in deposits, net	28,689	32,715
Repayments of FHLB and correspondent bank borrowings	(19,800)	(18,000)
Proceeds from issuance of subordinated debt, net	9,576	-
Principal repayments of note payable	(96)	(94)
Decrease in advances from borrowers for taxes and insurance	47	435
Dividends paid on common stock	(77)	-
Net cash provided by financing activities	18,339	15,056

Net Increase (decrease) in cash and cash equivalents	36,400	(81,446)

Cash and cash equivalents at beginning of period	49,241	92,289

Cash and cash equivalents at end of period	$85,641	10,843

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,205	2,974
Cash paid for income taxes	$1,243	375

Business Combination Non-Cash Disclosures
Assets acquired in business combination (net of cash received)	$60,492	-
Liabilities acquired in business combination	$56,095	-
Contingent liability assumed in business combination	$1,761	-

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

On May 10, 2018 the Bank completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT (“Prime Bank”). The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut. The results of Prime Bank’s operations were included in the Company’s Consolidated Financial Statements from the date of acquisition.

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets, and business combination as certain of Patriot’s more significant accounting policies and estimates, in that they are critical to the presentation of Patriot’s financial condition and results of operations. As they concern matters that are inherently uncertain, these estimates require management to make subjective and complex judgments in the preparation of Patriot’s Consolidated Financial Statements.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the remainder of 2018.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 2:     Accounting Policies

New Accounting Policy

Please refer to the summary of Significant Accounting Policies included in the Company’s 2017 Annual Report on Form 10-K for a list of all policies in effect as of December 31, 2017. The below summary is intended to provide updates or new policies required as a result of a new accounting standard or a change to the Company’s operations or assets that require a new or amended policy.

Acquired Loans

Acquired loans are initially recorded at their acquisition date fair values. The carryover of allowance for loan losses is prohibited as any credit losses in the acquired loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

Acquired Impaired Loans- Purchase Credit Impaired “PCI” Loans

Acquired loans that exhibit evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as PCI loans under Accounting Standards Codification (“ASC”) 310-30. The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is accreted into interest income over the remaining life of the loans using the interest method. The difference between contractually required payments at acquisition and the undiscounted cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses and other contractually required payments that the Company does not expect to collect. Subsequent decreases in expected cash flows are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan losses. Subsequent improvements in expected cash flows result in a recovery of previously recorded allowance for loan losses or a reversal of a corresponding amount of the nonaccretable discount, which the Company then reclassifies as an accretable discount that is accreted into interest income over the remaining life of the loans using the interest method.

PCI loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition were not considered performing upon acquisition. When the customers resume payments, to make the nonaccrual loans current, the loans may return to accrual status, including the impact of any accretable discounts, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Acquired Non-impaired Loans

Acquired loans that do not meet the requirements under ASC 310-30 are considered acquired non-impaired loans. The difference between the acquisition date fair value and the outstanding balance represents the fair value adjustment for a loan and includes both credit and interest rate considerations. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to net interest income (or expense) over the loan’s remaining life in accordance with ASC 310-20. Fair value adjustments for revolving loans are accreted (or amortized) using a straight line method. Term loans are accreted (or amortized) using the constant effective yield method.

Subsequent to the purchase date, the methods used to estimate the allowance for loan losses for the acquired non-impaired loans are consistent with the policy for allowance for loan losses described in Note 5.

Intangible Assets

Intangible assets include core deposit intangibles and goodwill arising from acquisitions. The initial and ongoing carrying value of intangible assets is based upon modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires use of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, peer volatility indicators, and company-specific risk indicators.

Core deposit intangibles are amortized on straight-line basis over a 10-year period because that is managements’ conservative estimate of the period Patriot will benefit from Prime Bank’s stable deposit base comprised of funds associated with long term customer relationships.

The Company will evaluate goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The annual impairment test will be conducted as of November annually. The implied fair value of a reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value over fair value. The fair value of each reporting unit is compared to the carrying amount of such reporting unit in order to determine if impairment is indicated.

Contingent Consideration

Contingent consideration represents an estimate of the additional amount of purchase price consideration and is measured based on the probability that certain loans are restructured in accordance with the agreement. Resolution of the contingent consideration will result in a cash payment and will be reflected in the financial statements as a measurement period adjustment as they are finalized. Changes will be recognized as an increase or decrease to goodwill, the valuation of the related loans and the contingent consideration/purchase price.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

New Accounting Standards

Accounting Standards Adopted During 2018

Effective January 1, 2018, the following new Accounting Standards Updates (ASUs) were adopted by the Company:

ASU 2014-09

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) including subsequent ASUs issued to clarify this Topic. The ASU, and subsequent related updates, establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previous revenue recognition guidance, including industry-specific guidance. The ASUs are intended to increase comparability across industries. The core principle of the revenue model is that a company will recognize revenue when it transfers control of goods or services to customers, at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

The Company adopted the ASU on January 1, 2018 on a modified retrospective transition approach. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements, and there was no cumulative effect adjustment to opening retained earnings as no material changes were identified in the timing of revenue recognition.

ASU 2016-01 and ASU 2018-03

ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10). The ASUs included targeted amendments in connection with the recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require investments in equity securities to be measured at fair value through net income, unless they qualify for a practical expedient, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. The provisions also emphasized the existing requirement to use exit prices to measure fair value for disclosure purposes. The Company adopted the ASUs on January 1, 2018 on a modified retrospective basis. In connection with the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio using an exit price notion resulting in prior-periods no longer being comparable.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the classification of certain specific transactions presented on the Statement of Cash Flows, in order to improve consistency across entities. Debt prepayment or extinguishment, debt-instrument settlement, contingent consideration payments post-business combination, and beneficial interests in securitization transactions are specific items addressed by this ASU that may affect the Bank. Additionally, the ASU codifies the predominance principle for classifying separately identifiable cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. As of June 30, 2018, Patriot did not have any debt prepayment or extinguishment, debt-instrument settlement, contingent consideration payments post-business combination, and beneficial interests in securitization transactions. In the future, if Patriot’s such transactions warrant present, management does not envision any difficulties implementing the requirements of ASU 2016-15, as applicable.

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The purpose of the standard is to improve consistency and comparability among companies with respect to the reporting of changes in restricted cash and cash equivalents on the Statement of Cash Flows. The ASU requires the Statement of Cash Flows to include all changes in total cash and cash equivalents, including restricted amounts, and to the extent restricted cash and cash equivalents are presented in separate line items on the Balance Sheet, disclosure reconciling the change in total cash and cash equivalents to the amounts shown on the Balance Sheet are required. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. As of June 30, 2018 and December 31, 2017, Patriot did not have restricted cash and cash equivalents separately disclosed on its Balance Sheet. In the future, if Patriot’s activities warrant presenting separate line items on its Balance Sheet for restricted cash and cash equivalents, management does not envision any difficulties implementing the requirements of ASU 2016-18, as applicable.

ASU 2017-09

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Stock compensation. The ASU is effective to all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not anticipate this ASU will have a material impact on its Consolidated Financial Statements.

ASU 2018-04

ASU 2018-04 - Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980): The amendment in this ASU adds, amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The amendments in this ASU are effective when a registrant adopts ASU 2016-01, which for Patriot, was January 1, 2018. This amendment did not have an impact on the Company’s Consolidated Financial Statements.

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

ASU 2017-04

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: The objective of this guidance is to simplify an entity’s required test for impairment of goodwill by eliminating Step 2 from the goodwill impairment test. In Step 2 an entity measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill, an entity had to determine the fair value at the impairment date of its assets and liabilities, including any unrecognized assets and liabilities, following a procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this Update, an entity should perform its annual or quarterly goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and record an impairment charge for the excess of the carrying amount over the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit and the entity must consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is effective for a public business entity that is an SEC filer for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

ASU 2017-08

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted for all entities, including adoption in an interim period. If an entity early adopts the ASU in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. Management is currently evaluating the impact the adoption of ASU 2017-08 will have on its Consolidated Financial Statements.

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

ASU 2018-05

ASU 2018-05 - Income Taxes (Topic 740): Amendment to clarify situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Tax Cuts and Jobs Act for the reporting period. As of December 31, 2017, the Company partially completed the accounting for the tax effects of enactment of the Tax Cuts and Jobs Act, and management made reasonable estimates of the effects of a reduced federal corporate income tax rate on its existing deferred tax balances. The Company will continue to make and refine its calculations during the one-year re-measurement period as additional analysis is completed. In addition, these estimates may be affected as management gains a more thorough understanding of the new tax reform legislation.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 3:     Business Combinations

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding fair values becomes available.

Acquisition of Prime Bank

On May 10, 2018 the Company completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT. The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut. On the acquisition date, Prime Bank had assets with a carrying value of approximately $65 million, including investment securities with a carrying value of $36 million, loans outstanding with a carrying value of approximately $23 million, as well as deposits with a carrying value of approximately $46 million. The results of Prime Bank’s operations were included in the Company’s Consolidated Statement of Income from the date of acquisition.

The acquisition will enable Patriot to expand its consumer and small business relationships, lending operations, and community presence, all of which will improve key operating metrics. The goodwill recognized results from the expected synergies and potential earnings from this combination, including some future cost savings related to the operations of Prime Bank. Patriot incurred $383,000 acquisition costs, charged to operations in the first half of 2018.

The assets acquired and liabilities assumed from Prime Bank were recorded at their fair value as of the closing date of the merger. Goodwill of $2.1 million was recorded at the time of the acquisition. The goodwill is all deductible for income taxes over 15 years.

Patriot engaged independent consultants recognized as experts in the field of valuations and fair value measurements for acquisition and merger transactions. Fair values were defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

Loans were evaluated on an individual basis, considering the loan's underlying characteristics, types, remaining terms, annual interest rates, current market rates, loan to value ratios (LTV), loss exposure and remaining balances. The independent consultants utilized a discounted cash flow model to estimate the fair value of the loans using assumptions for probability of defaults, loss given defaults / recovery rates and foreclosure / recovery lags. ASC 310-30 Purchase Credit Impaired Loans were separately addressed with specific discount rates adjusted for an illiquidity premium.

To estimate the core deposit customer relationships intangible the consultants first identified the core deposits and utilized assumptions regarding the account retention rate, growth rate and float and reserve percentages. Retention rates were based on historical attrition rates based on previous transactions, the growth rate assumed no new accounts, and 3% increase in existing account balances, while the floats and reserve percentage assumed the market participant would most likely be subject to a reserve requirement given the current level of core deposits.

The fair value of time deposits included segmenting into certificate of deposits (“CDs”) and IRA CDs and CDs less than $100,000 and those $100,000 and above. The methodology entailed discounting the contractual cash flows of the instruments over their remaining contractual lives at prevailing market rates.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table summarizes the consideration paid by the Company in the merger with Prime Bank and the estimated fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(In thousands)	Prime Bank
Consideration Paid
Cash consideration	$5,596
Contingent consideration	1,761

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,152
Securities	35,532
Loans, net of allowance	21,605
Premises and equipment, net	6
Other real estate owned	991
Core deposit intangibles	552
Other assets	1,514
Total assets acquired	$61,352

Deposits	46,184
Borrowings	9,800
Other liabilities	111
Total liabilities assumed	$56,095
Identifiable net assets acquired	$5,257

Goodwill resulting from acquisition	$2,100

All securities acquired in the transaction with Prime Bank were sold at the fair value at acquisition date with no recorded gain or loss. Fair value adjustments to assets acquired and liabilities assumed will be amortized on a straight-line basis over periods consistent with the average life, useful life/ or contractual term of related assets and liabilities. The core deposit intangible will be amortized over a 10-year period using the straight-line method.

Under the terms of the agreement, the transaction is accounted for as an asset sale. As a result, tax basis to Prime Bank is not carried over to Patriot and deferred tax assets on Prime Bank’s books have been written off as part of the purchase accounting adjustments.

The cash consideration is based on the initial calculation of Prime Bank tangible book value in accordance with the agreement.  The initial cash payment made totaled $5.89 million and $1.0 million of this amount remains with the escrow agent pending resolution of the final closing tangible book value calculation.

Pursuant to a letter agreement, Patriot will make an additional payment (contingent consideration) with the amount to be determined based on the curing of certain loan deficiencies.  The maximum amount payable under the letter agreement is $2.858 million and the liability under the agreement is currently estimated to be $1.761 million.  This estimate has been measured based on Patriot's assessment of the probability that certain loans are cured in accordance with the agreement.

The initial accounting for the business combination includes certain provisional amounts associated with the resolution of the purchase price consideration noted above.  In addition, certain other provisional amounts have been included in the determination of the fair value of the acquired assets and liabilities and changes to those underlying estimates will be reflected as measurement period adjustments within the one-year measurement period.  Those provisional amounts relate to the valuation of loans, other real estate owned, deposits, tax and other accrued liabilities of the acquired company.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Pending Acquisition

Definitive Purchase Agreement

On February 6, 2018, the Company, Hana Small Business Lending, Inc. (“Hana SBL”), a wholly-owned subsidiary of Hana Financial, Inc. (“Hana Financial”), and three wholly-owned subsidiaries of Hana SBL entered into a definitive purchase agreement (“Purchase Agreement”) pursuant to which Patriot will acquire Hana SBL's small business administration (“SBA”) lending business.

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

On August 2, 2018, the Company, Hana SBL and three wholly-owned subsidiaries of Hana SBL, entered into an amendment (the “Amendment”) to the Purchase Agreement. Pursuant to the Amendment, the closing date of the above referenced transaction has been extended from August 2, 2018 to August 1, 2019.

As a result of the proximity of the definitive purchase to the date these consolidated financial statements are being issued, Patriot is still evaluating the estimated fair values of the assets to be acquired and the liabilities to be assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in the connection with this transaction, as well as acquisition costs incurred and expected to be incurred, are also yet to be determined. The Company incurred $313,000 of merger and acquisition expenses related to the Hana SBL acquisition for the three months ended June 30, 2018. Due to the proximity of the announced amendment the Company is now in process of determining the costs to be incurred under the amended agreement.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 4: Available-for Sale Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of available-for-sale securities at June 30, 2018 and December 31, 2017 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2018:
U. S. Government agency mortgage-backed securities	$6,446	-	(217)	6,229
Corporate bonds	14,000	-	(799)	13,201
Subordinated notes	4,500	52	-	4,552
	$24,946	52	(1,016)	23,982

December 31, 2017:
U. S. Government agency mortgage-backed securities	$7,330	-	(106)	7,224
Corporate bonds	14,000	-	(196)	13,804
Subordinated notes	4,500	48	-	4,548
	$25,830	48	(302)	25,576

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of June 30, 2018 and December 31, 2017:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
June 30, 2018:
U. S. Government agency mortgage-backed securities	$3,513	(69)	2,716	(148)	6,229	(217)
Corporate bonds	7,489	(511)	5,712	(288)	13,201	(799)
	$11,002	(580)	8,428	(436)	19,430	(1,016)

December 31, 2017:
U. S. Government agency mortgage-backed securities	$4,118	(13)	3,106	(93)	7,224	(106)
Corporate bonds	13,804	(196)	-	-	13,804	(196)
	$17,922	(209)	3,106	(93)	21,028	(302)

At June 30, 2018 and December 31, 2017, ten out of twelve and nine out of eleven available-for-sale securities had unrealized losses with an aggregate decline of 5.0% and 1.4% from the amortized cost of those securities, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute an other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of June 30, 2018.

At June 30, 2018 and December 31, 2017, available-for-sale securities of $6.2 million and $6.7 million, respectively, were pledged to the Federal Reserve Bank of New York (“FRB”), primarily to secure municipal deposits.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at June 30, 2018 and December 31, 2017. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
June 30, 2018:
Corporate bonds	$-	9,000	5,000	14,000	-	8,587	4,614	13,201
Subordinated notes	-	4,500	-	4,500	-	4,552	-	4,552
Available-for-sale securities with single maturity dates	-	13,500	5,000	18,500	-	13,139	4,614	17,753
U. S. Government agency mortgage-backed securities	-	2,864	3,582	6,446	-	2,716	3,513	6,229
	$-	16,364	8,582	24,946	-	15,855	8,127	23,982

December 31, 2017:
Corporate bonds	$-	9,000	5,000	14,000	-	8,928	4,876	13,804
Subordinated notes	-	4,500	-	4,500	-	4,548	-	4,548
Available-for-sale securities with single maturity dates	-	13,500	5,000	18,500	-	13,476	4,876	18,352
U. S. Government agency mortgage-backed securities	-	3,200	4,130	7,330	-	3,107	4,117	7,224
	$-	16,700	9,130	25,830	-	16,583	8,993	25,576

During the year to date period ended June 30, 2018, the Company sold $35.5 million securities acquired in the transaction with Prime Bank, which were sold at the fair value at acquisition date with no recorded gain or loss. Other than that, there were no sales and purchases of the Bank’s available-for-sale securities in the six-month period ended June 30, 2018. During the year to date period ended June 30, 2017, there were $13.8 million sales and $15.6 million purchases of available-for-sale securities. A loss on the sale of available-for-sale securities of $78,000 was recorded during the six months ended June 30, 2017.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 5: Loans Receivable and Allowance for Loan Losses

Loans acquired in connection with the Prime Bank merger in May 2018 are referred to as “acquired” loans as a result of the manner in which they are accounted for. All other loans are referred to as “business activities” loans. Accordingly, selected credit quality disclosures that follow are presented separately for the originated loan portfolio and the acquired loan portfolio.

As of June 30, 2018 and December 31, 2017, loans receivable, net, consists of the following:

(In thousands)	June 30, 2018			December 31, 2017
Loan portfolio segment:	Business Activities Loans	Acquired Loans	Total	Business Activities Loans
Commercial Real Estate	$292,508	12,918	305,426	299,925
Residential Real Estate	146,754	-	146,754	146,377
Commercial and Industrial	162,568	8,108	170,676	131,161
Consumer and Other	78,382	882	79,264	87,707
Construction	46,593	-	46,593	47,619
Construction to Permanent - CRE	8,616	-	8,616	6,858
Loans receivable, gross	735,421	21,908	757,329	719,647
Allowance for loan losses	(6,525)	-	(6,525)	(6,297)
Loans receivable, net	$728,896	21,908	750,804	713,350

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The carrying amount of the acquired loans at May 10, 2018 total $21.6 million. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which was accounted for in accordance with ASC 310-30. The purchased credit impaired loans presently maintain a carrying value of $2.4 million. The loans were evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not impaired at acquisition date had a carrying amount of $19.2 million.

Information about the acquired loan portfolio subject to purchased credit impaired accounting guidance (ASC 310-30):

(In thousands)	May 10, 2018

Contractually required principal and interest at acquisition	$5,816
Contractual cash flows not expected to be collected (nonaccretable discount)	(2,951)
Expected cash flows at acquisition	2,865
Interest component of expected cash flows (accretable discount)	(429)
Fair value of acquired loans	$2,436

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

In March 2017, Patriot purchased $73 million of residential real estate loans, including a premium of $985,000 over the book value of the loans. No residential real estate loans were purchased in the first half of 2018.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, allocated to segments of the loan portfolio, for the three months ended June 30, 2018 and 2017:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three months ended June 30, 2018
Allowance for loan losses:
March 31, 2018	$2,480	1,073	1,759	546	488	61	78	6,485
Charge-offs	-	-	-	(13)	-	-	-	(13)
Recoveries	3	-	-	-	-	-	-	3
Provisions (credits)	(178)	23	237	(10)	11	19	(52)	50
June 30, 2018	$2,305	1,096	1,996	523	499	80	26	6,525

Three months ended June 30, 2017
Allowance for loan losses:
March 31, 2017	$2,198	1,073	1,049	583	591	77	126	5,697
Charge-offs	-	-	-	(13)	-	-	-	(13)
Recoveries	-	-	-	-	-	-	-	-
Provisions (credits)	20	(32)	404	23	(101)	(4)	(50)	260
June 30, 2017	$2,218	1,041	1,453	593	490	73	76	5,944

The following tables summarize the activity in the allowance for loan losses, allocated to segments of the loan portfolio, for the six months ended June 30, 2018 and 2017:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Six months ended June 30, 2018
Allowance for loan losses:
December 31, 2017	$2,212	959	2,023	568	481	54	-	6,297
Charge-offs	-	-	-	(13)	-	-	-	(13)
Recoveries	6	-	-	-	-	-	-	6
Provisions (credits)	(87)	137	(27)	(32)	18	26	26	235
June 30, 2018	$2,305	1,096	1,996	523	499	80	26	6,525

Six months ended June 30, 2017
Allowance for loan losses:
December 31, 2016	$1,853	534	740	641	712	69	126	4,675
Charge-offs	-	-	-	(13)	-	-	-	(13)
Recoveries	2	-	2,769	-	-	-	-	2,771
Provisions (credits)	363	507	(2,056)	(35)	(222)	4	(50)	(1,489)
June 30, 2017	$2,218	1,041	1,453	593	490	73	76	5,944

There was no allowance for loan losses on all acquired loans as of June 30, 2018.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize the business activity loans, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of June 30, 2018 and December 31, 2017:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
June 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$-	-	45	-	-	-	-	45
Collectively evaluated for impairment	2,305	1,096	1,951	523	499	80	26	6,480
Total allowance for loan losses	$2,305	1,096	1,996	523	499	80	26	6,525

Loans receivable, gross:
Individually evaluated for impairment	$4,071	3,524	1,025	770	-	-	-	9,390
Collectively evaluated for impairment	288,437	143,230	161,543	77,612	46,593	8,616	-	726,031
Total loans receivable, gross	$292,508	146,754	162,568	78,382	46,593	8,616	-	735,421	(1)

(1) The total loan receivable, gross does not include $21.9 million acquired loans which were all individually evaluated for impairment.

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$-	-	251	2	-	-	-	253
Collectively evaluated for impairment	2,212	959	1,772	566	481	54	-	6,044
Total allowance for loan losses	$2,212	959	2,023	568	481	54	-	6,297

Loans receivable, gross:
Individually evaluated for impairment	$1,977	3,336	748	692	-	-	-	6,753
Collectively evaluated for impairment	297,948	143,041	130,413	87,015	47,619	6,858	-	712,894
Total loans receivable, gross	$299,925	146,377	131,161	87,707	47,619	6,858	-	719,647

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

When assigning a risk rating to a loan, management utilizes the Bank’s internal eleven-point risk rating system. An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Company to sufficient risk to warrant classification in one of the following categories:

●

Substandard: An asset is classified “substandard” if it is not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility that the Company will sustain some loss, if noted deficiencies are not corrected.

●

Doubtful: Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard”, with the added characteristic that the identified weaknesses make collection or liquidation-in-full improbable, on the basis of currently existing facts, conditions, and values.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing loans receivable by portfolio segment, by aging category, by delinquency status as of June 30, 2018.

Business Activities Loans

(In thousands)	Performing (Accruing) Loans
As of June 30, 2018:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$1,858	-	670	2,528	283,402	285,930	-	285,930
Special mention	-	-	-	-	615	615	-	615
Substandard	638	-	1,025	1,663	2,163	3,826	2,137	5,963
	2,496	-	1,695	4,191	286,180	290,371	2,137	292,508
Residential Real Estate:
Pass	175	-	-	175	141,841	142,016	-	142,016
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,516	1,516	-	1,516	3,222	4,738
	175	-	1,516	1,691	141,841	143,532	3,222	146,754
Commercial and Industrial:
Pass	2,157	1,767	-	3,924	154,144	158,068	-	158,068
Substandard	-	-	-	-	-	-	1,025	1,025
	2,157	4,517	-	6,674	154,869	161,543	1,025	162,568
Consumer and Other:
Pass	33	24	-	57	78,245	78,302	-	78,302
Substandard	-	-	-	-	-	-	80	80
	33	24	-	57	78,245	78,302	80	78,382
Construction:
Pass	-	-	-	-	37,793	37,793	-	37,793
Substandard	-	-	8,800	8,800	-	8,800	-	8,800
	-	-	8,800	8,800	37,793	46,593	-	46,593

Construction to Permanent - CRE:
Pass	-	-	-	-	8,616	8,616	-	8,616

Total	$4,861	4,541	12,011	21,413	707,544	728,957	6,464	735,421

Loans receivable, gross:
Pass	$4,223	1,791	670	6,684	704,041	710,725	-	710,725
Special mention	-	2,750	-	2,750	1,340	4,090	-	4,090
Substandard	638	-	11,341	11,979	2,163	14,142	6,464	20,606
Loans receivable, gross	$4,861	4,541	12,011	21,413	707,544	728,957	6,464	735,421

As of June 30, 2018, the loans over 90 days past due and still accruing primarily consists of one construction loan. The loan is well secured, and in process of collection. The Company is confident the collateral will serve to ultimately assure full realization of principal and interest.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Acquired Loans

(In thousands)	Performing (Accruing) Loans
As of June 30, 2018:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	-	-	-	8,526	8,526	-	8,526
Special mention	-	-	-	-	2,537	2,537	-	2,537
Substandard	-	-	-	-	1,799	1,799	56	1,855
	-	-	-	-	12,862	12,862	56	12,918
Commercial and Industrial:
Pass	34	-	-	34	4,346	4,380	-	4,380
Special mention	267	-	-	267	794	1,061	-	1,061
Substandard	-	-	-	-	2,619	2,619	48	2,667
	301	-	-	301	7,759	8,060	48	8,108
Consumer and Other:
Pass	26	13	-	39	834	873	-	873
Substandard	-	-	-	-	-	-	9	9
	26	13	-	39	834	873	9	882

Total	$327	13	-	340	21,455	21,795	113	21,908

Loans receivable, gross:
Pass	$60	13	-	73	13,706	13,779	-	13,779
Special mention	267	-	-	267	3,331	3,598	-	3,598
Substandard	-	-	-	-	4,418	4,418	113	4,531
Loans receivable, gross	$327	13	-	340	21,455	21,795	113	21,908

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize performing and non-performing loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2017.

Business Activities Loans

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of June 30, 2018:

Business Activities Loans

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of June 30, 2018:
Loan portfolio segment:
Commercial Real Estate
Substandard	$-	-	2,137	2,137	-	2,137
Residential Real Estate:
Substandard	-	-	3,222	3,222	-	3,222
Commercial and Industrial:
Substandard	-	-	1,025	1,025	-	1,025
Consumer and Other
Substandard	-	80	-	80	-	80
Total non-accruing loans	$-	80	6,384	6,464	-	6,464

Acquired Loans

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of June 30, 2018:
Loan portfolio segment:
Commercial Real Estate
Substandard	$-	-	56	56	-	56
Commercial and Industrial:
Substandard	-	-	48	48	-	48
Consumer and Other
Substandard	-	-	9	9	-	9
Total non-accruing loans	$-	-	113	113	-	113

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income of approximately $103,000 and $176,000 would have been recognized in income during the three and six months ended June 30, 2018, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of December 31, 2017:

Business Activities Loans

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of December 31, 2017:
Loan portfolio segment:
Residential Real Estate:
Substandard	$-	-	3,028	3,028	-	3,028
Commercial and Industrial:
Substandard	-	-	748	748	-	748
Consumer and Other
Substandard	-	-	2	2	-	2
Total non-accruing loans	$-	-	3,778	3,778	-	3,778

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income of approximately $22,000 and $43,000 would have been recognized in income during the three and six months ended June 30, 2017, respectively.

Additionally, certain loans for which the borrower cannot demonstrate sufficient cash flow to continue loan payments in the future and certain troubled debt restructurings (“TDRs”) are placed on non-accrual status. During the three and six months ended June 30, 2018 and 2017, no interest income was collected and recognized on non-accruing loans.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged-off, at an earlier date, if collection of principal or interest is considered doubtful. All interest accrued, but not collected for loans that are placed on non-accrual status or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, and there is six months of performance. Management considers all non-accrual loans and TDRs to be impaired. In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered collection delays and not an indication of loan impairment. The Bank considers consumer installment loans to be pools of smaller homogeneous loan balances, which are collectively evaluated for impairment.

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

The recorded investment in TDRs was $2.9 million at June 30, 2018 and $3.0 million at December 31, 2017, respectively. All TDRs at June 30, 2018 and December 31, 2017 were performing in accordance with their modified terms and therefore, were on accrual status.

Business Activities Loans

(In thousands)
Loan portfolio segment:	June 30, 2018	December 31, 2017
Commercial Real Estate	$1,934	1,977
Residential Real Estate	992	999
Total TDR Loans	2,926	2,976
Less: TDRs included in non-accrual loans	-	-
Total accrual TDR Loans	$2,926	2,976

There were no loans modified as TDRs and no defaults of TDRs during the three months ended June 30, 2018 and 2017. At June 30, 2018 and December 31, 2017, there were no commitments to advance additional funds under TDRs.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of June 30, 2018 and December 31, 2017, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $9.4 million and $6.8 million, respectively, were identified, for which $45,000 and $253,000 specific reserves were established, respectively. Loans not requiring specific reserves had sufficient collateral values, less costs to sell, supporting the net investment in the loan which includes principal balance, unamortized fees and costs and accrued interest, if any. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At June 30, 2018 and December 31, 2017, exposure to the impaired loans was related to 14 and 12 borrowers, respectively. In all cases, appraisal reports of the underlying collateral, if any, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were reduced by an estimate of the costs to sell the assets, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value.

In addition there was $2.4 million of PCI loans acquired from Prime Bank; $2.0 million of commercial and industrial, and $0.4 million of residential real estate. All the acquired loans were considered individually with no allowance recorded. The $2.4 million PCI loans were originally recorded at fair value by the Bank on the date of acquisition.

The following summarizes the investment in, outstanding principal balance of, and the related allowance, if any, for impaired business activity loans as of June 30, 2018 and December 31, 2017:

Business Activities Loans

(In thousands)	June 30, 2018			December 31, 2017
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$4,071	4,524	-	1,977	2,425	-
Residential Real Estate	3,524	3,557	-	3,336	3,369	-
Commercial and Industrial	980	1,163	-	497	683	-
Consumer and Other	770	842	-	690	818	-
	9,345	10,086	-	6,500	7,295	-

With a related allowance recorded:
Commercial Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-
Commercial and Industrial	45	51	45	251	251	251
Consumer and Other	-	-	-	2	2	2
	45	51	45	253	253	253

Impaired Loans, Total:
Commercial Real Estate	4,071	4,524	-	1,977	2,425	-
Residential Real Estate	3,524	3,557	-	3,336	3,369	-
Commercial and Industrial	1,025	1,214	45	748	934	251
Consumer and Other	770	842	-	692	820	2
Impaired Loans, Total	$9,390	10,137	45	6,753	7,548	253

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize additional information regarding impaired loans for the three and six months ended June 30, 2018 and 2017.

Business Activities Loans

(In thousands)	Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$3,250	25	6,188	75
Residential Real Estate	3,480	3	1,907	3
Commercial and Industrial	980	-	37	-
Consumer and Other	750	8	541	5
	8,460	36	8,673	83
With a related allowance recorded:
Commercial Real Estate	-	-	-	-
Residential Real Estate	-	-	-	-
Commercial and Industrial	293	-	232	-
Consumer and Other	3	-	-	-
	296	-	232	-
Impaired Loans, Total:
Commercial Real Estate	3,250	25	6,188	75
Residential Real Estate	3,480	3	1,907	3
Commercial and Industrial	1,273	-	269	-
Consumer and Other	753	8	541	5
Impaired Loans, Total	$8,756	36	8,905	83

(In thousands)	Six Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$2,770	49	6,213	148
Residential Real Estate	3,421	6	1,909	5
Commercial and Industrial	912	-	37	-
Consumer and Other	725	15	541	10
	7,828	70	8,700	163
With a related allowance recorded:
Commercial Real Estate	-	-	-	-
Residential Real Estate	-	-	-	-
Commercial and Industrial	244	-	232	-
Consumer and Other	2	-	-	-
	246	-	232	-
Impaired Loans, Total:
Commercial Real Estate	2,770	49	6,213	148
Residential Real Estate	3,421	6	1,909	5
Commercial and Industrial	1,156	-	269	-
Consumer and Other	727	15	541	10
Impaired Loans, Total	$8,074	70	8,932	163

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 6:     Deposits

The following table presents the balance of deposits held, by category as of June 30, 2018 and December 31, 2017.

(In thousands)	June 30, 2018	December 31, 2017

Non-interest bearing	$83,808	$81,197
Interest bearing:
NOW	26,352	25,476
Savings	111,812	135,975
Money market	38,240	16,575
Certificates of deposit, less than $250,000	205,896	173,221
Certificates of deposit, $250,000 or greater	68,287	66,866
Brokered deposits	177,917	138,129
Interest bearing, Total	628,504	556,242

Total Deposits	$712,312	$637,439

As of June 30, 2018 total deposits consists of $44.3 million deposits acquired in connection with the Prime Bank merger.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 7: Share-Based Compensation and Employee Benefit Plan

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice is to grant RSAs. As of June 30, 2018 and December 31, 2017, there were no options or phantom stock units outstanding, or that have been exercised during the period then ended.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain limitations. As of June 30, 2018, 2,869,913 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

During the three and six months ended June 30, 2018, the Company granted 0 and 11,200 RSAs to the CEO, 0 and 2,999 RSAs to Executive Vice Presidents, and 4,124 and 4,124 RSAs to directors, respectively. There were 1,968 and 4,903 shares of restricted stock vested, 1,104 and 1,204 shares of restricted stock forfeited, respectively. All RSAs are non- participating grants.

During the three and six months ended June 30, 2017, the Company granted 5,084 RSAs to directors and zero RSAs to employees. There were 0 and 2,231 shares of restricted stock vested, 6,000, and 6,000 shares of restricted stock forfeited, respectively.

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

For the three and six months ended June 30, 2018, the Company recognized total share-based compensation expense of $54,000 and $107,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $32,000 and $67,000, respectively, for the three and six months ended June 30, 2018. Included in share-based compensation expense for the three and six months ended June 30, 2018 were $22,000 and $40,000 attributable to Patriot’s external Directors, who received total compensation of $77,000 and $159,000 for each of those periods, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Income.

For the three and six months ended June 30, 2017, the Company recognized total share-based compensation expense of $25,000 and $68,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $4,000 and $32,000, respectively. Included in share-based compensation expense for the three and six months ended June 30,  2017 were $21,000 and $36,000 attributable to Patriot’s external Directors, who received total compensation of $77,000 and $146,000 for each of those periods, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Income.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares as of June 30, 2018 and 2017 and changes therein during the periods indicated:

Three months ended June 30, 2018:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2018	37,034	$14.20
Granted	4,124	$18.55
Vested	(1,968)	$16.05
Forfeited	(1,104)	$14.15
Unvested at June 30, 2018	38,086	$14.57

Six months ended June 30, 2018:
Unvested at December 31, 2017	25,870	$12.15
Granted	18,323	$18.07
Vested	(4,903)	$14.93
Forfeited	(1,204)	$14.26
Unvested at June 30, 2018	38,086	$14.57

Three months ended June 30, 2017:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2017	33,033	$12.55
Granted	5,084	$15.05
Forfeited	(6,000)	$15.50
Unvested at June 30, 2017	32,117	$12.39

Six months ended June 30, 2017:
Unvested at December 31, 2016	35,264	$12.84
Granted	5,084	$15.05
Vested	(2,231)	$13.05
Forfeited	(6,000)	$15.50
Unvested at June 30, 2017	32,117	$12.39

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of June 30, 2018 amounts to $485,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.77 years.

RSA Grant - Non-executive Employees

During the three and six months ended June 30, 2018, 0 and 100 granted shares were forfeited, respectively. During the three and six months ended June 30, 2017, none of the granted shares were forfeited. The remaining 6,200 shares continue to vest and $16,000 of compensation expense is expected to be recognized through the January 2019 vesting date.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Retirement Plan

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent of an employee's annual compensation. During the three and six months ended June 30, 2018 compensation expense under the 401K aggregated $65,000 and $116,000, respectively. During the three and six months ended June 30, 2017 compensation expense under the 401K aggregated $60,000 and $94,000, respectively.

Dividends

On July 17, 2017, the Company announced its intention to make quarterly cash dividend payments. For the three and six months ended June 30, 2018, the Company paid cash dividends of $.01 per share of common stock, or an aggregated of $39,000 and $77,000, respectively. No dividend was declared and paid for the three and six months ended June 30, 2017.

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

The following table summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

(Net income in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income attributable to Common shareholders	$1,036	804	2,101	2,534

Divided by:
Weighted average shares outstanding	3,903,858	3,894,128	3,902,195	3,893,431

Basic earnings per common share	$0.27	0.21	0.54	0.65

Diluted earnings per share:
Net income attributable to Common shareholders	$1,036	804	2,101	2,534

Weighted average shares outstanding	3,903,858	3,894,128	3,902,195	3,893,431

Effect of potentially dilutive restricted common shares	13,603	7,400	17,943	5,289

Divided by:
Weighted average diluted shares outstanding	3,917,461	3,901,528	3,920,138	3,898,720

Diluted earnings per common share	$0.26	0.21	0.54	0.65

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

Financial instruments with credit risk at June 30, 2018 are as follows:

(In thousands)
As of June 30, 2018
Commitments to extend credit:
Unused lines of credit	$81,743
Undisbursed construction loans	14,136
Home equity lines of credit	20,162
Future loan commitments	14,497
Financial standby letters of credit	1,286
$131,824

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a $8,000 reserve for credit loss as of June 30, 2018, which is included in accrued expenses and other liabilities.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 10: Regulatory and Operational Matters

Federal and State regulatory authorities have adopted standards requiring financial institutions to maintain increased levels of capital. Effective January 1, 2015, Federal banking agencies imposed four minimum capital requirements on a community bank’s risk-based capital ratios consisting of Total Capital, Tier 1 Capital, Common Equity Tier 1 (“CET1”) Capital, and a Tier 1 Leverage Capital ratio. The risk-based capital ratios measure the adequacy of a bank's capital against the riskiness of its on- and off-balance sheet assets and activities. Failure to maintain adequate capital is a basis for "prompt corrective action" or other regulatory enforcement action. In assessing a bank's capital adequacy, regulators also consider other factors such as interest rate risk exposure, liquidity, funding and market risks, quality and level of earnings, concentrations of credit, quality of loans and investments, nontraditional activity risk, policy effectiveness, and management's overall ability to monitor and control risk.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The Company’s and the Bank’s regulatory capital amounts and ratios at June 30, 2018 and December 31, 2017 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	77,930	9.575	74,264	10.092	95,988	11.852	83,711	11.406
To be Well Capitalized(1)	-	-	-	-	80,987	10.000	73,393	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	79,975	9.875	67,889	9.250
For capital adequacy	65,108	8.000	58,868	8.000	64,790	8.000	58,715	8.000

Tier 1 Capital (to risk weighted assets):
Actual	71,394	8.772	67,959	9.235	89,451	11.045	77,407	10.547
To be Well Capitalized(1)	-	-	-	-	64,790	8.000	58,715	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	63,777	7.875	53,210	7.250
For capital adequacy	48,831	6.000	44,151	6.000	48,592	6.000	44,036	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	63,394	7.789	59,959	8.148	89,451	11.045	77,407	10.547
To be Well Capitalized(1)	-	-	-	-	52,642	6.500	47,706	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	51,629	6.375	42,201	5.750
For capital adequacy	36,623	4.500	33,113	4.500	36,444	4.500	33,027	4.500

Tier 1 Leverage Capital (to average assets):
Actual	71,394	7.974	67,959	8.219	89,451	10.029	77,407	9.360
To be Well Capitalized(1)	-	-	-	-	44,598	5.000	41,351	5.000
For capital adequacy	35,815	4.000	33,072	4.000	35,679	4.000	33,081	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - - the Company. Such categorization of capital adequacy only applies to insured depository institutions - - the Bank.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of June 30, 2018, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

Note 11: Fair Value and Interest Rate Risk

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

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

Loans

The fair value of loans are estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In connection with the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio using an exit price notion resulting in prior periods no longer being comparable. The exit price notion requires determination of the price at which willing market participants would transact at the measurement date under current market conditions depending on facts and circumstances, such as origination rates, credit risk, transaction costs, liquidity, national and regional market trends and other adjustments, utilizing publicly available rates and indices. The application of an exit price notion requires the use of significant judgment.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

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

Senior Notes, Subordinated Notes, and Junior Subordinated Debt

Patriot does not record senior notes at fair value on a recurring basis. The fair value of the senior notes was estimated by discounting future cash flows at rates at which similar notes would be made. The carrying value is considered comparable to fair value.

Patriot does not record subordinated notes issued in June 2018 at fair value on a recurring basis. The fair value of the subordinated notes was estimated by discounting future cash flows at rates at which similar notes would be made. The carrying value is considered comparable to fair value.

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of June 30, 2018 and December 31, 2017:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2018:
U. S. Government agency mortgage-backed securities	$-	6,229	-	6,229
Corporate bonds	-	13,201	-	13,201
Subordinated notes	-	4,552	-	4,552

Available-for-sale securities	$-	23,982	-	23,982

December 31, 2017:
U. S. Government agency mortgage-backed securities	$-	7,224	-	7,224
Corporate bonds	-	13,804	-	13,804
Subordinated notes	-	4,548	-	4,548

Available-for-sale securities	$-	25,576	-	25,576

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

The table below presents the valuation methodology and unobservable inputs for level 3 assets measures at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

June 30, 2018:
Impaired loans	$9,345	Real Estate Appraisals	Discount for appraisal type	0%	-	8%
Other real estate owned	991	Real Estate Appraisals	Discount for appraisal type		14%

December 31, 2017:
Impaired loans	$6,500	Real Estate Appraisals	Discount for appraisal type	0%	-	8%

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

The estimated fair value amounts have been measured as of June 30, 2018 and December 31, 2017, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of June 30, 2018 and December 31, 2017:

(In thousands)		June 30, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$4,589	4,589	3,582	3,582
Interest-bearing deposits due from banks	Level 1	81,052	81,052	45,659	45,659
U. S. Government agency mortgage-backed securities	Level 2	6,229	6,229	7,224	7,224
Corporate bonds	Level 2	13,201	13,201	13,804	13,804
Subordinated notes	Level 2	4,552	4,552	4,548	4,548
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,564	2,564	2,502	2,502
Federal Home Loan Bank stock	Level 2	5,807	5,807	5,889	5,889
Loans receivable, net	Level 3	750,804	734,773	713,350	702,816
Accrued interest receivable	Level 2	3,306	3,306	3,496	3,496

Financial assets, total		$876,554	860,523	804,504	793,970

Financial Liabilities:
Demand deposits	Level 2	$83,808	83,808	81,197	81,197
Savings deposits	Level 2	111,812	111,812	135,975	135,975
Money market deposits	Level 2	38,240	38,240	16,575	16,575
NOW accounts	Level 2	26,352	26,352	25,476	25,476
Time deposits	Level 2	274,183	272,605	240,087	239,219
Brokered deposits	Level 1	177,917	177,503	138,129	137,870
FHLB and correspondent bank borrowings	Level 2	110,000	110,150	120,000	120,218
Senior notes	Level 2	11,740	11,108	11,703	11,249
Subordinated debt	Level 2	9,576	9,576	-	-
Junior subordinated debt owed to unconsolidated trust	Level 2	8,090	8,090	8,086	8,086
Note payable	Level 3	1,484	1,298	1,580	1,416
Accrued interest payable	Level 2	1,422	1,422	569	569

Financial liabilities, total		$854,624	851,964	779,377	777,850

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Off-balance-sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2018 and December 31, 2017. The estimated fair value of fee income on letters of credit at June 30, 2018 and December 31, 2017 was insignificant.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in the Company’s public statements, including this one, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to: (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities; (2) the timing of repricing of the Company’s interest earning assets and interest bearing liabilities; (3) the effect of changes in governmental monetary policy; (4) the effect of changes in regulations applicable to the Company and the Bank and the conduct of its business; (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks; (6) the ability of competitors that are larger than the Company to provide products and services which it is impracticable for the Company to provide; (7) the state of the economy and real estate values in the Company’s market areas, and the consequent effect on the quality of the Company’s loans; (8) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company; (10) the application of generally accepted accounting principles, consistently applied; (11) the fact that one period of reported results may not be indicative of future periods; (12) the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities and (13) other such factors, including risk factors, as may be described in the Company’s other filings with the SEC. The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 30, 2017 filed with the SEC on March 30, 2018 (the “2017 Form 10-K”) and the consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets and business combination, as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the 2017 Form 10-K for additional information.

Summary

The Company reported net income for the second quarter of 2018 of $1.0 million ($0.27 basic and $0.26 diluted earnings per share) compared to a net income of $804,000 ($0.21 basic and diluted earnings per share) for the quarter ended June 30, 2017. On a pre-tax basis, the Company earned $1.4 million for the three month period ended June 30, 2018, an increase of $33,000 compared to the second quarter of 2017.

For the six months ended June 30, 2018, the Company reported net income of $2.1 million ($0.54 basic and diluted earnings per share) compared to net income of $2.5 million ($0.65 basic and diluted earnings per share) for the six months ended June 30, 2017, a decrease of $433,000.

The net income for the six months ended June 30, 2018 is not comparable to the same period last year due to a material credit recovery that was recognized in the first quarter of 2017 and material non-recurring acquisition-related expenses recognized in the current year. Pre-tax earnings reported for the three and six months ended June 30, 2018 included non-recurring transaction expenses of $592,000 and $1.1 million, respectively, which are associated with the acquisition of Prime Bank which closed in May 2018 and the pending acquisition of Hana SBL that is underway. These non-recurring expenses will cease once the acquisitions are consummated and the acquired companies are fully integrated.

The quarter’s results reflect strong earnings performance and continued, measured progress. Building scale and franchise value remains on track, and the Company continues to build its management team to add specialization and depth to its lending platform and retail banking presence.

As of June 30, 2018, total assets increased to $930.2 million, as compared to $852.1 million at December 31, 2017. Net Loan portfolio increased $37.4 million or 5.2% from $713.4 million at December 31, 2017 to $750.8 million at June 30, 2018. Deposits continued to grow to $712.3 million at June 30, 2018, as compared to $637.4 million at December 31, 2017.

All of these balance sheet categories were positively impacted by the completed merger with Prime Bank, which added total assets of $61.4 million, deposits of $46.2 million and loans of $21.6 million as of the acquisition date of May 10, 2018.

Equity increased $1.6 million or 2.4%, from $66.7 million at December 31, 2017 to $68.3 million at June 30, 2018, primarily due to $2.1 million of net income, $107,000 of equity compensation, which offset by $519,000 of investment portfolio unrealized losses in the first half of 2018.

Management is very encouraged with all of the positive developments at Patriot over the first half of 2018. The Company has followed 2017, the best earnings year in Patriot’s history, with a very strong first half of 2018. While costs that were incurred to execute the completed and pending acquisitions are temporarily reducing the reported earnings, Management is confident these investments will consider “be accretive to earnings” into the second half of 2018 and then the full year of 2019.

The results show the strategic initiatives the Management has been putting in place since mid-2016, including key additions to the executive team and a re-focusing on the Company’s core strengths in commercial lending and retail banking, are the right initiatives for Patriot, enabling the Company to achieve a pattern of consistent earnings improvement.

The successful completion of the Prime Bank transaction represents another critical step in the process of building Patriot into a leading community bank. Management looks forward to the next steps, which will include the Company’s expansion into a national SBA lending platform, through the integration of the Hana SBL acquisition, and the continued building of the Company’s retail banking presence.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents increased $36.4 million, from $49.2 million at December 31, 2017 to $85.6 million at June 30, 2018. The increase was primarily attributable to $35.5 million proceeds from sales on securities acquired in the Prime Bank acquisition, $28.7 million increase in deposits and $4.4 million in net cash provided by operating activities during the first half of 2018. The effect of these cash inflows was partially offset by a $16.4 million cash outflow for increase in net originations of loan receivable, and $4.7 million net cash used in business combination.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

	June 30,	December 31,	Inc/(Dec)	Inc/(Dec)
(In thousands)	2018	2017	($)	(%)
U. S. Government agency mortgage-backed securities	$6,229	7,224	(995)	(13.77)%
Corporate bonds	13,201	13,804	(603)	(4.37)%
Subordinated notes	4,552	4,548	4	0.09%
Total Available-for-Sale Securities	$23,982	25,576	(1,594)	(6.23)%

Available-for-sale securities decreased $1.6 million or 6.2%, from $25.6 million at December 31, 2017 to $24.0 million at June 30, 2018. This decrease was primarily attributable to $859,000 repayments of principal on Government agency mortgage-backed securities and $710,000 change in unrealized losses of the available for sale securities. In the three month period ended June 30, 2018, the Company sold $35.5 million securities acquired in the Prime Bank transaction, which were sold at the fair value at acquisition date with no recorded gain or loss.

Loans

The following table provides the composition of the Company’s loan portfolio as of June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018				December 31, 2017
	Business Activities Loans	Acquired Loans	Total	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$292,508	12,918	305,426	40.32%	299,925	41.68%
Residential Real Estate	146,754	-	146,754	19.38%	146,377	20.34%
Commercial and Industrial	162,568	8,108	170,676	22.54%	131,161	18.23%
Consumer and Other	78,382	882	79,264	10.47%	87,707	12.19%
Construction	46,593	-	46,593	6.15%	47,619	6.62%
Construction to permanent - CRE	8,616	-	8,616	1.14%	6,858	0.94%
Loans receivable, gross	735,421	21,908	757,329	100.00%	719,647	100.00%
Allowance for loan losses	(6,525)	-	(6,525)		(6,297)
Loans receivable, net	$728,896	21,908	750,804		713,350

The Company’s gross loan portfolio increased $37.7 million, or 5.2%, from $719.6 million at December 31, 2017 to $757.3 million at June 30, 2018. The increase in loans was primarily attributable to $21.6 million acquired loans from Prime Bank, and $16.4 million increase in net origination of loans receivable. As of June 30, 2018, the loan pipeline is strong, and management expects continued growth. The Company will continue to add to the product lines and enhance service offerings to the customers.

At June 30, 2018, the net loan to deposit ratio was 105% and the net loan to total assets ratio was 81%. At December 31, 2017, these ratios were 112% and 84%, respectively.

Allowance for Loan Losses

The allowance for loan losses increased $228,000 or 3.6% from $6.3 million at December 31, 2017 to $6.5 million at June 30, 2018. The increase was primarily attributable to $235,000 provision for all loan categories.

The overall credit quality of the loan portfolio continues to be strong and stable. Based upon the overall assessment and evaluation of the loan portfolio at June 30, 2018, management believes the allowance for loan losses of $6.5 million, which represents 0.9% of gross loans outstanding, was adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan losses for business activities loans:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017

Balance at beginning of year	$6,485	5,697	6,297	4,675
Charge-offs:
Consumer and Other	(13)	(13)	(13)	(13)
Total charge-offs	(13)	(13)	(13)	(13)
Recoveries:
Commercial Real Estate	3	-	6	2
Commercial and Industrial	-	-	-	2,769
Total recoveries	3	-	6	2,771

Net recoveries	10	13	7	(2,758)
Provision (credit) charged to earnings	50	260	235	(1,489)
Balance at end of year	$6,525	5,944	6,525	5,944

Ratios:
Net (recoveries) charge-offs to average loans	0.00%	0.00%	0.00%	(0.45)%
Allowance for loan losses to total loans	0.87%	0.83%	0.87%	0.83%

The following table provides an allocation of allowance for loan losses by portfolio segment and the percentage of the loans to total loans:

(In thousands)	June 30, 2018		December 31, 2017
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans
Commercial Real Estate	$2,305	40.32%	2,212	41.68%
Residential Real Estate	1,096	19.38%	959	20.34%
Commercial and Industrial	1,996	22.54%	2,023	18.23%
Consumer and Other	523	10.47%	568	12.19%
Construction	499	6.15%	481	6.62%
Construction to permanent - CRE	80	1.14%	54	0.94%
Unallocated	26	N/A	-	N/A
Total	$6,525	100.00%	6,297	100.00%

There was no allowance for loan losses for acquired loans as of June 30, 2018.

Non-performing Assets

The following table presents non-performing assets as of June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018			December 31, 2017
	Business Activities Loans	Acquired Loans	Total	Business Activities Loans
Non-accruing loans:
Commercial Real Estate	$2,137	56	2,193	-
Residential Real Estate	3,222	-	3,222	3,028
Commercial and Industrial	1,025	48	1,073	748
Consumer and Other	80	9	89	2
Total non-accruing loans	6,464	113	6,577	3,778

Loans past due over 90 days and still accruing	12,011	-	12,011	1,356
Other real estate owned	-	991	991	-
Total nonperforming assets	$18,475	1,104	19,579	5,134

Nonperforming assets to total assets	1.99%	0.12%	2.10%	0.60%
Nonperforming loans to total loans	2.51%	0.52%	2.45%	0.71%

The $6.6 million of non-accrual loans at June 30, 2018 was comprised of 9 relationships from business activities loans and 3 acquired loans from Prime Bank, for which a specific reserve of $45,000 has been established.

The Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment.

The $3.8 million of non-accrual loans at December 31, 2017 was comprised of eight borrowers, for which a specific reserve of $253,000 had been established.

Loans greater than 90 days past due or more, and still accruing interest, were $12.0 million at June 30, 2018, as compared to $1.4 million at December 31, 2017. The $12.0 million at June 30, 2018 was comprised of two large construction loans. The loans are well secured and we are confident, if necessary, the collateral will serve to ultimately ensure full realization of principal and interest. These positions will be constantly monitored to determine if there are any developments with the borrowers, the collateral or both.

Deferred Taxes

Deferred tax assets increased $688,000, from $10.4 million at December 31, 2017 to $11.1 million at June 30, 2018. The increase in deferred tax assets resulted from the capitalization of certain allowable expenses for tax purposes in the 2017 income tax returns which were expensed for financial reporting purposes.

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

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	June 30,	December 31,	Inc/(Dec)	Inc/(Dec)
	2018	2017	($)	(%)
Non-interest bearing	$83,808	81,197	2,611	3.22%
Interest bearing:
NOW	26,352	25,476	876	3.44%
Savings	111,812	135,975	(24,163)	(17.77)%
Money market	38,240	16,575	21,665	130.71%
Certificates of deposit, less than $250,000	205,896	173,221	32,675	18.86%
Certificates of deposit, $250,000 or greater	68,287	66,866	1,421	2.13%
Brokered deposits	177,917	138,129	39,788	28.80%
Total Interest bearing	628,504	556,242	72,262	12.99%

Total Deposits	$712,312	637,439	74,873	11.75%

Deposits increased $74.9 million or 11.8%, from $637.4 million at December 31, 2017 to $712.3 million at June 30, 2018, resulting from an increase of $46.2 million acquired deposits from the Prime Bank merger, $39.8 million in broker deposits partially offset by a decline savings deposit of $24.2 million. During the first half of 2018, several commercial and consumer clients saw cyclical draw downs in their liquid accounts, for reasons ranging from bonus allocations, business expenses, tax expenses, to loan paydowns. During the first half of 2018, the Bank experienced an expected decline of rate sensitive, non relationship deposit dollars, due to increased competition among and national banks' deposit pricing. Despite the competition and the ebb and flow of commercial client funds, the Bank has managed to remain within range of its deposit growth targets.

Borrowings

Total borrowings were $140.9 million and $141.4 million as of June 30, 2018 and December 31, 2017, respectively. Borrowings consist primarily of Federal Home Loan Bank (“FHLB”) advances, senior notes, subordinated notes, junior subordinated debentures and a note payable.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of June 30, 2018, the Bank had $40.9 million of available borrowing capacity from the FHLB-B.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. At June 30, 2018 and December 31, 2017, no funds had been borrowed under the line of credit.

Correspondent Bank - Line of Credit

Effective July 2016, Patriot entered into a Federal funds sweep and Federal funds line of credit facility agreement (the “Correspondent Bank Agreement”) with ZB, N.A. (“Zions Bank”). The purpose of the agreement is to provide a credit facility intended to satisfy overnight Federal account balance requirements and to provide for daily settlement of FRB, ACH, and other clearinghouse transactions.

The Correspondent Bank Agreement provides for up to $16 million in borrowings of which no borrowings were outstanding as of June 30, 2018. The Correspondent Bank Agreement is unsecured, currently requires a compensating balance of $250,000 to remain on account with Zions Bank at all times, pays interest on funds on account (e.g., Federal funds sweep, compensating balance) at variable rates depending on the total deposit, and charges interest on advances at Zions Bank’s daily Federal funds rate, which is variable.

In the second quarter of 2018, Patriot negotiated a similar line of credit facility for $10 million with First Tennessee Bank. The documents are expected to be signed and the line of credit put in place before the end of the third quarter.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At June 30, 2018 and December 31, 2017, $260,000 and $297,000 of unamortized debt issuance costs have been deducted from the face amount of the Senior Notes included in the Consolidated Balance Sheet.

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

Subordinated notes

On June 29, 2018, the Company entered into certain subordinated note purchase agreements with two institutional accredited investors and completed a private placement (the “Offering”) of $10 million of fixed-to-floating rate subordinated notes with the maturity date of June 30, 2028 (the “Subordinated Notes”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

The Subordinated Notes will initially bear interest at 6.25% per annum, from and including June 29, 2018, to but excluding, June 30, 2023, payable semi-annually in arrears. From and including June 30, 2023, until but excluding June 30, 2028 or an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR (but not less than zero) plus 332.5 basis points, payable quarterly in arrears. The Company may, at its option, beginning on June 30, 2023 and on any scheduled interest payment date thereafter, redeem the Subordinated Notes. Interest on the Subordinated Notes is payable beginning on December 30, 2018.

In connection with the issuance of the Subordinated Notes, the Company incurred $424,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At June 30, 2018, $424,000 of unamortized debt issuance costs have been deducted from the face amount of the Subordinated Notes included in the Consolidated Balance Sheet.

Junior subordinated debt owed to unconsolidated trust

In 2003, the Patriot National Statutory Trust I (“the Trust”), which has no independent assets and is wholly-owned by the Company, issued $8.0 million of trust preferred securities. The proceeds, net of a $240,000 placement fee, were invested in junior subordinated debentures issued by the Company, which invested the proceeds in the Bank. The Bank used the proceeds to fund its operations.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of June 30, 2018 and December 31, 2017, the note had a balance outstanding of $1.5 million and $1.6 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

Equity

Equity increased $1.6 million from $66.7 million at December 31, 2017 to $68.3 million at June 30, 2018, primarily due to $2.1 million of year-to-date net income, $107,000 of equity compensation, which were offset by $519,000 of investment portfolio unrealized loss and $77,000 common stock dividend payments.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, increased $14.6 million from $117.2 million at December 31, 2017 to $131.8 million at June 30, 2018.

RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended June 30, 2018 and 2017:

(In thousands)	Three months ended June 30,
	2018			2017
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$738,338	9,201	5.00	654,997	7,591	4.65
Cash equivalents	66,322	270	1.63	10,822	19	0.70
Investments	40,464	419	4.14	35,788	335	3.75

Total interest earning assets	845,124	9,890	4.69	701,607	7,945	4.54

Cash and due from banks	4,522			5,014
Premised and equipment, net	35,659			33,929
Allowance for loan losses	(6,487)			(5,757)
OREO	531			851
Other assets	18,602			17,136

Total Assets	$897,951			752,780

Liabilities
Interest bearing liabilities:
Deposit	$606,082	1,997	1.32	484,765	1,129	0.93
Borrowings	121,092	502	1.66	103,473	183	0.71
Senior notes	11,729	228	7.80	11,655	228	7.84
Subordinated debt	8,304	112	5.41	8,248	89	4.33
Note Payable and other	2,214	10	1.81	1,691	8	1.75

Total interest bearing liabilities	749,421	2,849	1.52	609,832	1,637	1.08

Demand deposits	74,477			75,266
Other liabilities	5,455			2,539

Total Liabilities	829,353			687,637

Shareholders' equity	68,598			65,143

Total Liabilities and Shareholders' Equity	$897,951			752,780

Net interest income		7,041			6,308

Interest margin			3.34			3.61
Interest spread			3.17			3.46

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the six months ended June 30, 2018 and 2017:

(In thousands)	Six months ended June 30,
	2018			2017
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$732,545	17,975	4.95	612,466	14,198	4.67
Cash equivalents	54,205	421	1.57	23,356	83	0.72
Investments	39,230	806	4.11	35,319	588	3.36

Total interest earning assets	825,980	19,202	4.69	671,141	14,869	4.47

Cash and due from banks	4,202			4,766
Premised and equipment, net	35,563			33,408
Allowance for loan losses	(6,435)			(5,255)
OREO	267			851
Other assets	17,044			17,043

Total Assets	$876,621			721,954

Liabilities
Interest bearing liabilities:
Deposit	$588,704	3,654	1.25	474,697	2,118	0.90
Borrowings	120,549	759	1.27	85,554	261	0.62
Senior notes	11,720	457	7.86	11,645	457	7.91
Subordinated debt	8,196	211	5.19	8,248	174	4.25
Note Payable	1,882	17	1.82	1,714	17	2.00

Total interest bearing liabilities	731,051	5,098	1.41	581,858	3,027	1.05

Demand deposits	73,017			73,172
Other liabilities	4,356			2,614

Total Liabilities	808,424			657,644

Shareholders' equity	68,197			64,310

Total Liabilities and Shareholders' Equity	$876,621			721,954

Net interest income		14,104			11,842

Interest margin			3.44			3.56
Interest spread			3.28			3.42

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three months ended June 30, 2018 and 2017:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2018 compared to 2017			2018 compared to 2017
	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$1,073	537	1,610	$2,813	964	3,777
Cash equivalents	95	156	251	109	229	338
Investments	46	38	84	70	148	218

Total interest earning assets	1,214	731	1,945	2,992	1,341	4,333

Interest bearing liabilities:
Deposit	331	537	868	583	953	1,536
Borrowings	31	288	319	108	390	498
Senior notes	-	-	-	-	-	-
Subordinated debt	-	23	23	-	37	37
Note payable and other	2	-	2	-	-	-

Total interest bearing liabilities	364	848	1,212	691	1,380	2,071

Net interest income	$850	(117)	733	$2,301	(39)	2,262

For the quarter ended June 30, 2018, interest income increased $1.9 million or 24% as compared to the quarter ended June 30, 2017, as focused growth and diversification in the loan portfolio yielded an increase in interest income. Average loan balances increased $83.4 million or 13% as compared to the quarter ended June 30, 2017. Total interest expense increased $1.2 million or 74% as compared to the quarter ended June 30, 2017, primarily driven by $868,000 increase in interest on deposits as the result of an increase in deposit rates, and $319,000 increase in interest on borrowings.

For the six-month period ended June 30, 2018, interest income increased $4.3 million or 29% as compared to the six-months ended June 30, 2017. Average loan balance increased $120.1 million as compared to the six-months ended June 30, 2017, primarily driven by $21.6 million acquired loans from Prime Bank and $16.4 million new loans in the first half of 2018.

Net interest income was $7.0 million for the quarter ended June 30, 2018, up 12% from the corresponding 2017 period, reflecting strong loan and deposit growth. Net interest income was $14.1 million for the six months ended June 30, 2018, up 19% from the corresponding 2017 period. Net interest margin for the quarter ended June 30, 2018 was 3.34% as compared to 3.61% for the quarter ended June 30, 2017. For the six months ended June 30, 2018, net interest margin was 3.44% as compared to 3.56% for the year-ago period. The declines in margins were primarily due to higher cost of funding for borrowing and increased interest yields on deposits.

Provision (Credit) for Loan Losses

The provision for loan losses for the three and six months ended June 30, 2018 were $50,000 and $235,000, as compared to $260,000 and a net credit of $1.5 million for the three and six months ended June 30, 2017, respectively. The credit for loan losses in 2017 was primarily attributable to a $2.8 million insurance recovery in its Commercial and Industrial portfolio segment, which was recorded as a credit to the allowance for loan losses in the first quarter of 2017.

Non-interest income

Non-interest income increased $37,000 from $349,000 for the quarter ended June 30, 2017 to $386,000 for the quarter ended June 30, 2018. The increase was primarily attributable to a gain of $66,000 on sale of loans in the second quarter of 2018, which was partially offset by $14,000 decreases in deposit fees and $8,000 decrease in rental income.

For the six months ended June 30, 2018, non-interest income increased $82,000 to $708,000 as compared to $626,000 for the first half of 2017. The increase is primarily attributable to a $78,000 loss recognized on sale of investment securities in the first quarter of 2017, and gain of $66,000 on sale of loans in the second quarter of 2018, which were offset by $29,000 decreases in deposit fees and $18,000 decrease in rental income.

Non-interest expense

Non-interest expense increased $947,000 from $5.0 million for the quarter ended June 30, 2017 to $6.0 million for the quarter ended June 30, 2018. The expenses were impacted by non-recurring project costs of $592,000 primarily associated with the Prime Bank merger closed in May 2018 and the pending acquisition of Hana SBL. These non-recurring expenses will cease once the acquisitions are consummated and the acquired companies are fully integrated. As the Bank continues to grow its business activities, additional client facing and support team members were necessary. As such, salaries and benefits increased by $357,000. The total increase in non-interest expense was partially offset by $93,000 decrease in professional and $52,000 decrease in advertising and promotional expense.

For the six month ended June 30, 2018, non-interest expense increased $2.1 million to $11.8 million as compared to $9.7 million for the first half of 2017. The increase primarily driven by non-recurring project costs of $1.1 million for merger and tax initiative projects, and $696,000 increase in salaries and benefits.

Provision for income taxes

The provision for income taxes for the three and six months ended June 30, 2018 were $380,000 and $724,000, as compared to $579,000 and $1.7 million for the three-and six months ended June 30, 2017, respectively. The decrease mainly reflected the lower pre-tax income (due to the prior year credit to the loan loss provision) and the positive impact of the change in the Federal corporate tax rate from 35% to 21% enacted in December 2017.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 11.5% at June 30, 2018 compared to 8.2% at December 31, 2017. Liquidity including readily available off balance sheet funding sources was 18.9% at June 30, 2018 compared to 15.6% at December 31, 2017. The Company’s available total liquidity (readily available plus brokered deposit availability) to total assets ratio was 22.8% at June 30, 2018 compared to 18.3% at December 31, 2017.

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

Capital

The following table illustrates the Company’s and the Bank’s regulatory capital ratios as of June 30, 2018 and December 31, 2017:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	77,930	9.575	74,264	10.092	95,988	11.852	83,711	11.406
Tier 1 Capital (to risk weighted assets)	71,394	8.772	67,959	9.235	89,451	11.045	77,407	10.547
Common Equity Tier 1 Capital (to risk weighted assets)	63,394	7.789	59,959	8.148	89,451	11.045	77,407	10.547
Tier 1 Leverage Capital (to average assets)	71,394	7.974	67,959	8.219	89,451	10.029	77,407	9.360

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Under the regulatory framework for prompt correction action, to be considered “well capitalized,” an institution must generally have a leverage capital ratio of at least 5.0%, CET1 capital ratio at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0% and a total risk-based capital ratio of at least 10%. However, the OCC has the discretion to require increased capital ratios.

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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of June 30, 2018, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

The increases in the ratios of the Bank’s capital as of June 30, 2018 were primarily due to the $10 million issuance of subordinated debt in June 2018. Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain a “well capitalized” classification.

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

Stock Repurchase Program

No shares of Patriot’s common stock were repurchased during the three and six months period ended June 30, 2018.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of June 30, 2018			As of December 31, 2017
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	104,685	(8,836)	(7.8)	89,258	(13,440)	(13.1)
+100	110,138	(3,384)	(3.0)	96,939	(5,758)	(5.6)
BASE	113,522	-	-	102,697	-	-
-100	112,664	(857)	(0.8)	105,874	3,177	3.1
-200	110,410	(3,112)	(2.7)	108,657	5,959	5.8

	Net Interest Income - Performance Summary
	June 30, 2018			Year ended December 31, 2017
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	29,445	(557)	(1.9)	27,936	(937)	(3.2)
+100	29,772	(230)	(0.8)	28,454	(420)	(1.5)
BASE	30,002	-	-	28,873	-	-
-100	29,960	(42)	(0.1)	28,830	(43)	(0.2)
-200	29,521	(481)	(1.6)	29,271	398	1.4

Item 4: Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed timely, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the aforementioned officers concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective.

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

Item 6:  Exhibits

The exhibits marked with the section symbol (#) are interactive data files.

No.	Description

3(i)	Certificate of Incorporation of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on December 1, 1999).

3(i)(A)

Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 25, 2005).

3(i)(B)

Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 14, 2006).

3(i) (C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report Form 8-K filed on October 21, 2010)

3(ii)	Amended and Restated By-laws of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on November 1, 2010)

4	Form of 6.25% Fixed to Floating Rate Subordinated Note

10(1)	2012 Stock Plan of Bancorp (incorporated by reference from Annex A to the Proxy Statement on Schedule 14C filed on November 1, 2011)

10(2)

Amended Financial Services Agreement, (incorporated by reference to Exhibit 10(a) (20) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 000-29599) filed on August 8, 2014)

10(3)

Agreement and Plan of Merger by and among Patriot National Bancorp, Inc., Patriot Bank, National Association, Prime Bank and Jasper J. Jaser, as stockholders’ representative, dated as of August 1, 2017 (incorporated by reference to Exhibit 10(a) (21) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 11, 2017)

10(4)

Asset Purchase Agreement by and among Hana Small Business Lending, Inc.; Hana ABS  2014-1, LLC; Hana Investment, LLC and Patriot Bank, N.A., dated as of February 2, 2018 (incorporated by reference to Exhibit 10(a) (26) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 30, 2018).

10(5)	Amendment to Asset Purchase Agreement by and among Hana Small Business Lending, Inc.; Hana ABS 2014-1, LLC; Hana Investment, LLC and Patriot Bank, N.A., dated as of August 2, 2018

10(6)	Form of Subordinated Note Purchase Agreement

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certifications

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files.

* The certification is being furnished and shall not be deemed filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2018

Patriot National Bancorp, Inc. (Registrant)

By: /s/ Joseph D. Perillo
Joseph D. Perillo Executive Vice President and Chief Financial Officer