Form 10-Q/A
period 2018-06-30
PATRIOT NATIONAL BANCORP INC
filed 2018-08-23
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

Patriot National Bancorp, Inc. (the “Company”) originally filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the “Original Filing”) with the Securities and Exchange Commission (“SEC”) on August 14, 2018. The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Form 10-Q/A” and, together with the Original Filing, the “Form 10-Q”) solely to correct certain inadvertent errors in the column of Three Months Ended June 30, 2018 in the Consolidated Statements of Comprehensive Income (Loss) (Unaudited) as follows:

(In thousands)	Three Months Ended June 30, 2018
	Reported in Original Filing	Corrected

Net income	$1,036	1,036

Other comprehensive (loss) income
Unrealized holding loss on securities	(710)	(403)

Income tax effect	191	108

Total other comprehensive loss	(519)	(295)

Comprehensive income	$517	741

Except as described above, this Form 10-Q/A does not amend, modify, update or change any other items or disclosures in the Original Filing, which continue to speak as of the date of the Original Filing (including, but not limited to, any forward-looking statements made in the Original Filing, which have not been revised to reflect events that occurred or facts that became known after the Original Filing, and such forward-looking statements should be read in their historical context). Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the Original Filing.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	June 30, 2018	December 31, 2017

ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$4,589	3,582
Interest bearing deposits	81,052	45,659
Total cash and cash equivalents	85,641	49,241
Investment securities:
Available-for-sale securities, at fair value	23,982	25,576
Other investments, at cost	4,450	4,450
Total investment securities	28,432	30,026

Federal Reserve Bank stock, at cost	2,564	2,502
Federal Home Loan Bank stock, at cost	5,807	5,889
Loans receivable (net of allowance for loan losses: 2018: $6,525, 2017: $6,297)	750,804	713,350
Accrued interest and dividends receivable	3,306	3,496
Premises and equipment, net	35,715	35,358
Other real estate owned	991	-
Deferred tax asset	11,085	10,397
Goodwill	2,100	-
Core deposit intangible, net	534	-
Other assets	3,256	1,821
Total assets	$930,235	852,080

Liabilities
Deposits:
Noninterest bearing deposits	$83,808	81,197
Interest bearing deposits	628,504	556,242
Total deposits	712,312	637,439

Federal Home Loan Bank and correspondent bank borrowings	110,000	120,000
Senior notes, net	11,740	11,703
Subordinated debt, net	9,576	-
Junior subordinated debt owed to unconsolidated trust	8,090	8,086
Note payable	1,484	1,580
Advances from borrowers for taxes and insurance	2,876	2,829
Accrued expenses and other liabilities	5,796	3,694
Total liabilities	861,874	785,331

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2018: 3,978,319 shares issued; 3,904,578 shares outstanding. 2017: 3,973,416 shares issued; 3,899,675 shares outstanding	40	40
Additional paid-in capital	106,982	106,875
Accumulated deficit	(36,808)	(38,832)
Less: Treasury stock, at cost: 2018 and 2017, 73,741 and 73,741 shares, respectively	(1,179)	(1,179)
Accumulated other comprehensive loss	(674)	(155)
Total shareholders' equity	68,361	66,749
Total liabilities and shareholders' equity	$930,235	852,080

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017

Interest and Dividend Income
Interest and fees on loans	$9,201	7,591	17,975	14,198
Interest on investment securities	291	242	557	413
Dividends on investment securities	128	93	249	175
Other interest income	270	19	421	83
Total interest and dividend income	9,890	7,945	19,202	14,869

Interest Expense
Interest on deposits	1,997	1,129	3,654	2,118
Interest on Federal Home Loan Bank borrowings	502	183	759	261
Interest on senior debt	228	228	457	457
Interest on subordinated debt	112	89	211	174
Interest on note payable	10	8	17	17
Total interest expense	2,849	1,637	5,098	3,027

Net interest income	7,041	6,308	14,104	11,842

Provision (Credit) for Loan Losses	50	260	235	(1,489)

Net interest income after provision (credit) for loan losses	6,991	6,048	13,869	13,331
Non-interest Income
Loan application, inspection and processing fees	12	15	20	36
Deposit fees and service charges	132	146	266	295
Gains on sale of loans	66	-	66	-
Rental Income	83	91	167	185
Loss on sale of investment securities	-	-	-	(78)
Other income	93	97	189	188
Total non-interest income	386	349	708	626

Non-interest Expense
Salaries and benefits	2,854	2,497	5,623	4,927
Occupancy and equipment expense	776	807	1,517	1,582
Data processing expense	322	326	639	446
Professional and other outside services	457	550	1,029	1,202
Merger and tax initiative project expenses	592	-	1,115	-
Advertising and promotional expense	59	111	137	185
Loan administration and processing expense	30	14	43	23
Regulatory assessments	298	163	550	342
Insurance expense	53	56	108	115
Communications, stationary and supplies	110	103	223	190
Other operating expense	410	387	768	696
Total non-interest expense	5,961	5,014	11,752	9,708

Income before income taxes	1,416	1,383	2,825	4,249

Provision for Income Taxes	380	579	724	1,715

Net income	$1,036	804	2,101	2,534

Basic earnings per share	$0.27	0.21	0.54	0.65
Diluted earnings per share	$0.26	0.21	0.54	0.65

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$1,036	804	2,101	2,534
Other comprehensive income
Unrealized holding (loss) gain on securities	(403)	48	(710)	287
Income tax effect	108	(18)	191	(111)

Reclassification for realized losses on sale of investment securities	-	-	-	(78)
Income tax effect	-	-	-	30

Total other comprehensive (loss) income	(295)	30	(519)	128

Comprehensive income	$741	834	1,582	2,662

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2017	3,899,675	$40	106,875	(38,832)	(1,179)	(155)	66,749
Comprehensive income:
Net income	-	-	-	2,101	-	-	2,101
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	-	-	(519)	(519)
Total comprehensive income	-	-	-	2,101	-	(519)	1,582
Common stock dividends				(77)			(77)
Share-based compensation expense	-	-	107	-	-	-	107
Vesting of restricted stock	4,903	-	-	-	-	-	-
Balance at June 30, 2018	3,904,578	$40	106,982	(36,808)	(1,179)	(674)	68,361

Balance at December 31, 2016	3,891,897	$40	106,729	(42,902)	(1,177)	(120)	62,570
Comprehensive income:
Net income	-	-	-	2,534	-	-	2,534
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	-	-	128	128
Total comprehensive income	-	-	-	2,534	-	128	2,662
Share-based compensation expense	-	-	68	-	-	-	68
Vesting of restricted stock	2,231	-	-	-	-	-	-
Balance at June 30, 2017	3,894,128	$40	106,797	(40,368)	(1,177)	8	65,300

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

PART II - OTHER INFORMATION

Item 6:  Exhibits

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

Date: August 23, 2018