Form 10-Q
period 2018-09-30
PATRIOT NATIONAL BANCORP INC
filed 2018-11-14
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

As of November 9, 2018, there were 3,904,578 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	September 30, 2018	December 31, 2017

ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$5,596	3,582
Interest bearing deposits	43,636	45,659
Total cash and cash equivalents	49,232	49,241
Investment securities:
Available-for-sale securities, at fair value	40,264	25,576
Other investments, at cost	4,450	4,450
Total investment securities	44,714	30,026

Federal Reserve Bank stock, at cost	2,833	2,502
Federal Home Loan Bank stock, at cost	4,928	5,889
Loans receivable (net of allowance for loan losses: 2018: $6,605, 2017: $6,297)	756,649	713,350
Accrued interest and dividends receivable	3,612	3,496
Premises and equipment, net	35,487	35,358
Other real estate owned	991	-
Deferred tax asset	10,907	10,397
Goodwill	1,944	-
Core deposit intangible, net	717	-
Other assets	3,272	1,821
Total assets	$915,286	852,080

Liabilities
Deposits:
Noninterest bearing deposits	$81,687	81,197
Interest bearing deposits	637,845	556,242
Total deposits	719,532	637,439

Federal Home Loan Bank and correspondent bank borrowings	90,000	120,000
Senior notes, net	11,759	11,703
Subordinated debt, net	9,720	-
Junior subordinated debt owed to unconsolidated trust	8,092	8,086
Note payable	1,436	1,580
Advances from borrowers for taxes and insurance	1,659	2,829
Accrued expenses and other liabilities	4,167	3,694
Total liabilities	846,365	785,331

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2018: 3,980,707 shares issued; 3,906,966 shares outstanding. 2017: 3,973,416 shares issued; 3,899,675 shares outstanding	40	40
Additional paid-in capital	107,038	106,875
Accumulated deficit	(36,078)	(38,832)
Less: Treasury stock, at cost: 2018 and 2017, 73,741 and 73,741 shares, respectively	(1,179)	(1,179)
Accumulated other comprehensive loss	(900)	(155)
Total shareholders' equity	68,921	66,749
Total liabilities and shareholders' equity	$915,286	852,080

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017

Interest and Dividend Income
Interest and fees on loans	$9,413	8,522	27,388	22,720
Interest on investment securities	364	275	921	688
Dividends on investment securities	125	105	374	280
Other interest income	342	65	763	148
Total interest and dividend income	10,244	8,967	29,446	23,836

Interest Expense
Interest on deposits	2,457	1,339	6,111	3,457
Interest on Federal Home Loan Bank borrowings	486	248	1,245	509
Interest on senior debt	229	229	686	686
Interest on subordinated debt	278	92	489	266
Interest on note payable	6	7	23	24
Total interest expense	3,456	1,915	8,554	4,942

Net interest income	6,788	7,052	20,892	18,894

Provision (Credit) for Loan Losses	50	545	285	(944)

Net interest income after provision (credit) for loan losses	6,738	6,507	20,607	19,838

Non-interest Income
Loan application, inspection and processing fees	16	25	36	61
Deposit fees and service charges	126	149	392	444
Gains on sale of loans	3	-	69	-
Rental Income	115	117	282	302
Loss on sale of investment securities	-	-	-	(78)
Other income	94	95	283	283
Total non-interest income	354	386	1,062	1,012

Non-interest Expense
Salaries and benefits	2,794	2,741	8,417	7,668
Occupancy and equipment expense	829	796	2,346	2,378
Data processing expense	333	340	972	786
Professional and other outside services	565	410	1,594	1,612
Merger and tax initiative project expenses	653	39	1,768	39
Advertising and promotional expense	57	81	194	266
Loan administration and processing expense	25	22	68	45
Regulatory assessments	275	230	825	572
Insurance (income) expense	(56)	66	52	181
Communications, stationary and supplies	146	97	369	287
Other operating expense	426	400	1,194	1,096
Total non-interest expense	6,047	5,222	17,799	14,930

Income before income taxes	1,045	1,671	3,870	5,920

Provision for Income Taxes	276	658	1,000	2,373

Net income	$769	1,013	2,870	3,547

Basic earnings per share	$0.20	0.26	0.74	0.91
Diluted earnings per share	$0.20	0.26	0.73	0.91

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$769	1,013	2,870	3,547
Other comprehensive income
Unrealized holding (loss) gain on securities	(299)	2	(1,009)	289
Income tax effect	73	(1)	264	(112)

Reclassification for realized losses on sale of investment securities	-	-	-	(78)
Income tax effect	-	-	-	30

Total other comprehensive (loss) income	(226)	1	(745)	129

Comprehensive income	$543	1,014	2,125	3,676

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2017	3,899,675	$40	106,875	(38,832)	(1,179)	(155)	66,749
Comprehensive income:
Net income	-	-	-	2,870	-	-	2,870
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	-	-	(745)	(745)
Total comprehensive income	-	-	-	2,870	-	(745)	2,125
Common stock dividends				(116)			(116)
Share-based compensation expense	-	-	163	-	-	-	163
Vesting of restricted stock	7,291	-	-	-	-	-	-
Balance at September 30, 2018	3,906,966	$40	107,038	(36,078)	(1,179)	(900)	68,921

Balance at December 31, 2016	3,891,897	$40	106,729	(42,902)	(1,177)	(120)	62,570
Comprehensive income:
Net income	-	-	-	3,547	-	-	3,547
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	-	-	129	129
Total comprehensive income	-	-	-	3,547	-	129	3,676
Purchase of treasury stock	(100)				(2)		(2)
Common stock dividends				(39)			(39)
Share-based compensation expense	-	-	105	-	-	-	105
Vesting of restricted stock	3,923	-	-	-	-	-	-
Balance at September 30, 2017	3,895,720	$40	106,834	(39,394)	(1,179)	9	66,310

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017

Cash Flows from Operating Activities:
Net income	$2,870	3,547
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	34	66
Amortization and accretion of purchase loan premiums and discounts	509	476
Amortization of debt issuance costs	69	62
Provision (credit) for loan losses	285	(944)
Depreciation and amortization	1,106	926
Amortization of core deposit intangible	31	-
Loss on sales of available-for-sale securities	-	78
Share-based compensation	163	105
(Increase) decrease in deferred income taxes	(246)	1,864
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(116)	(775)
Decrease (increase) in other assets	855	(4)
Change in contingent consideration	(1,284)	-
Increase (Decrease) in accrued expenses and other liabilities	1,141	(796)
Net cash provided by operating activities	5,417	4,605

Cash Flows from Investing Activities:
Proceeds from sales on available-for-sale securities	35,532	13,846
Principal repayments on available-for-sale securities	1,362	1,639
Purchases of available-for-sale securities	(17,093)	(20,576)
Purchases of Federal Reserve Bank stock	(331)	(351)
Redemptions (purchases) of Federal Home Loan Bank stock	961	(744)
Decrease (increase) in originated loans receivable, net	15,330	(53,424)
Purchases of loans receivable	(37,830)	(73,022)
Purchase of premises and equipment	(1,229)	(2,880)
Escrow deposit for pending acquisition	(500)	-
Net cash used in business combination	(4,736)	-
Net cash used in investing activities	(8,534)	(135,512)

Cash Flows from Financing Activities:
Increase in deposits, net	35,909	76,090
Repayments of FHLB and correspondent bank borrowings	(39,800)	(8,000)
Proceeds from issuance of subordinated debt, net	9,713	-
Principal repayments of note payable	(144)	(142)
Decrease in advances from borrowers for taxes and insurance	(1,170)	(877)
Purchases of treasury stock	-	(2)
Dividends paid on common stock	(116)	(39)
Payments of contingent consideration	(1,284)	-
Net cash provided by financing activities	3,108	67,030

Net decrease in cash and cash equivalents	(9)	(63,877)

Cash and cash equivalents at beginning of period	49,241	92,289

Cash and cash equivalents at end of period	$49,232	28,412

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,492	4,467
Cash paid for income taxes	$1,243	475

Business Combination Non-Cash Disclosures
Assets acquired in business combination (net of cash received)	$60,492	-
Liabilities acquired in business combination	$56,095	-
Contingent liability assumed in business combination	$1,761	-

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 1: Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of Patriot National Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary Patriot Bank, N.A. (the “Bank”) (collectively, “Patriot”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on the Annual Report on Form 10-K for the year ended December 31, 2017.

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the remainder of 2018.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Allowance for loan losses (“ALLL”) methodology

As of September 30, 2018, the Company changed its methodology to estimate its allowance for loan losses.

The Bank further segmented its loan pools by Pass, Special Mention, Substandard, and Doubtful risk ratings and assigning additional risk premiums to each group. The qualitative and economic factors for all of the pools and subsegments were also evaluated, with Pass loans receiving adjustments to reflect their credit profile relative to the non-impaired criticized assets.  These adjustments generally flow through the qualitative factors addressing severity of past due loans and other similar conditions and the nature and volume of the portfolio and terms of the loans.

The Bank’s leveraged lending portfolio was evaluated relative to the rest of the Commercial & Industrial (“C&I”) pool (federal call code 4a), and an additional risk premium was assigned to those loans in aggregate, and is reflected in the “other reserves” category in the ALLL calculation. These loans were isolated due their risk parameters and profile, including higher leverage than the rest of the Bank’s C&I portfolio.

The change in methodology resulted in better alignment of the credit characteristics of the various risk grades and loan types with the calculated allowance. The provision of $50,000 in the third quarter incorporated these changes.

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

Contingent Consideration

Contingent consideration represents an estimate of the additional amount of purchase price consideration and is measured based on the probability that certain loans are restructured in accordance with the related acquisition agreement. Resolution of the contingent consideration will result in a cash payment and will be reflected in the financial statements as a measurement period adjustment as they are finalized. Changes will be recognized as an increase or decrease to goodwill, the valuation of the related loans and the contingent consideration/purchase price.

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

ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the classification of certain specific transactions presented on the Statement of Cash Flows, in order to improve consistency across entities. Debt prepayment or extinguishment, debt-instrument settlement, contingent consideration payments post-business combination, and beneficial interests in securitization transactions are specific items addressed by this ASU that may affect the Bank. Additionally, the ASU codifies the predominance principle for classifying separately identifiable cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. As of September 30, 2018, Patriot did not have any debt prepayment or extinguishment, debt-instrument settlement, or beneficial interests in securitization transactions. Contingent consideration payments post-business combination were classified as a specific item under cash flows from financing activities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The purpose of the standard is to improve consistency and comparability among companies with respect to the reporting of changes in restricted cash and cash equivalents on the Statement of Cash Flows. The ASU requires the Statement of Cash Flows to include all changes in total cash and cash equivalents, including restricted amounts, and to the extent restricted cash and cash equivalents are presented in separate line items on the Balance Sheet, disclosure reconciling the change in total cash and cash equivalents to the amounts shown on the Balance Sheet are required. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. As of September 30, 2018 and December 31, 2017, Patriot did not have restricted cash and cash equivalents separately disclosed on its Balance Sheet. In the future, if Patriot’s activities warrant presenting separate line items on its Balance Sheet for restricted cash and cash equivalents, management does not envision any difficulties implementing the requirements of ASU 2016-18, as applicable.

ASU 2017-09

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Stock compensation. The ASU is effective to all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. This ASU did not have a material impact on its Consolidated Financial Statements.

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

ASU 2018-02

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminated the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not effected. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance in this ASU will become effective for reporting periods beginning after December 15, 2018, with early adoption permitted, and will be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Management is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

ASU 2018-13

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements. This ASU removes requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 clarifies that disclosure regarding measurement uncertainty is intended to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 adds certain disclosure requirements, including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively, while all other amendments should be applied retrospectively for all periods presented upon their effective date. Management is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

Note 3: Business Combinations

The Company’s acquisitions are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding fair values becomes available.

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

The acquisition will enable Patriot to expand its consumer and small business relationships, lending operations, and community presence, all of which will improve key operating metrics. The goodwill recognized results from the expected synergies and potential earnings from this combination, including some future cost savings related to the operations of Prime Bank. Patriot incurred $632,000 acquisition costs, charged to operations during the nine months ended September 30, 2018.

The assets acquired and liabilities assumed from Prime Bank were recorded at their fair value as of the closing date of the merger. Goodwill of $2.1 million was recorded at the time of the acquisition, and was adjusted to $1.9 million as of September 30, 2018, primarily due to updating of fair value of the core deposit intangibles. The goodwill is all deductible for income taxes over 15 years.

Patriot engaged independent consultants recognized as experts in the field of valuations and fair value measurements for acquisition and merger transactions. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

Loans were evaluated on an individual basis, considering the loan’s underlying characteristics, types, remaining terms, annual interest rates, current market rates, loan to value ratios (LTV), loss exposure and remaining balances. The independent consultants utilized a discounted cash flow model to estimate the fair value of the loans using assumptions for probability of defaults, loss given defaults / recovery rates and foreclosure / recovery lags. ASC 310-30 Purchase Credit Impaired Loans were separately addressed with specific discount rates adjusted for an illiquidity premium.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

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

The following table summarizes the consideration paid by the Company in the merger with Prime Bank and the estimated fair values of the assets acquired and liabilities assumed recognized at the acquisition date and subsequent measurement period adjustments:

(In thousands)	Initially Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values
Consideration Paid
Cash consideration	$5,596	$1,284	$6,880
Contingent consideration	1,761	(1,284)	477

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,152	$-	$1,152
Securities	35,532	-	35,532
Loans	21,605	(12)	21,593
Premises and equipment	6	-	6
Other real estate owned	991	-	991
Core deposit intangibles	552	196	748
Other assets	1,514	-	1,514
Total assets acquired	$61,352	$184	$61,536

Deposits	46,184	-	46,184
Borrowings	9,800	-	9,800
Other liabilities	111	28	139
Total liabilities assumed	$56,095	$28	$56,123
Identifiable net assets acquired	$5,257	$156	$5,413

Goodwill resulting from acquisition	$2,100	$(156)	$1,944

All securities acquired in the transaction with Prime Bank were sold at the fair value at acquisition date with no recorded gain or loss. Fair value adjustments to assets acquired and liabilities assumed will be amortized on a straight-line basis over periods consistent with the average useful life or contractual term of related assets and liabilities. The core deposit intangible will be amortized over a 10-year period using the straight-line method.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Pursuant to a letter agreement, Patriot will make payments for up to one year after the acquisition date. These additional payments (contingent consideration) are to be determined based on the curing of certain loan deficiencies. On August 29, 2018 Patriot paid $1.28 million to the shareholders of Prime Bank pursuant to the agreement. The maximum remaining amount payable under the letter agreement is $1.57 million and the liability under the agreement is currently estimated to be $477,000. This estimate has been measured based on Patriots assessment of the probability that certain loans are cured in accordance with the agreement.

The accounting for the business combination includes certain provisional amounts associated with the resolution of the purchase price consideration noted above. In addition, certain other provisional amounts have been included in the determination of the fair value of the acquired assets and liabilities and changes to those underlying estimates will be reflected as measurement period adjustments within the one-year measurement period. Those provisional amounts relate to the valuation of loans, other real estate owned, deposits, tax and other accrued liabilities of the acquired company.

The nature of the measurement period adjustments noted in the table above were a result of a series of payments in August 2018 and pursuant to ongoing negotiations between the parties, and information obtained subsequent to our initial reporting of provisional fair values but prior to finalizing our fair values as of September 30, 2018. Such information was determined to be a condition in existence as of acquisition date. The income effects resulting from the recorded measurement period adjustments during the period ending September 30, 2018 are immaterial for separate disclosure.

Pending Acquisition

Definitive Purchase Agreement

On February 6, 2018, the Company, Hana Small Business Lending, Inc. (“Hana SBL”), a wholly-owned subsidiary of Hana Financial, Inc. (“Hana Financial”), and three wholly-owned subsidiaries of Hana SBL entered into a definitive purchase agreement (“Purchase Agreement”) pursuant to which Patriot will acquire Hana SBL’s small business administration (“SBA”) lending business.

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

On October 29, 2018 the Company withdrew its initial application to the OCC requesting approval of the acquisition.  At that time, the Company entered into renewed negotiations with Hana SBL designed to restructure the terms of the pending acquisition.  Those negotiations continue through the date of the filing of this report. The Company continues to pursue a transaction with Hana SBL to achieve its SBA product goals. Before the Company can complete a transaction with Hana SBL, the Company will need to obtain necessary regulatory approvals or non-objection.  There is no assurance of the outcome or conditions of obtaining such approvals or non-objection, and an approval or non-objection could require material modifications of current terms of the agreement with Hana SBL. There can be no guarantee that Hana SBL will agree to any modifications of the agreement.

The Company incurred $993,000 of merger and acquisition expenses related to the Hana SBL acquisition for the nine months ended September 30, 2018.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 4: Available-for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at September 30, 2018 and December 31, 2017 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2018:
U. S. Government agency mortgage-backed securities	$21,530	1	(296)	21,235
Corporate bonds	14,000	-	(993)	13,007
Subordinated notes	4,500	25	-	4,525
U.S. Treasury notes	1,497	-	-	1,497
	$41,527	26	(1,289)	40,264

December 31, 2017:
U. S. Government agency mortgage-backed securities	$7,330	-	(106)	7,224
Corporate bonds	14,000	-	(196)	13,804
Subordinated notes	4,500	48	-	4,548
	$25,830	48	(302)	25,576

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of September 30, 2018 and December 31, 2017:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
September 30, 2018:
U. S. Government agency mortgage-backed securities	$16,955	(83)	4,040	(213)	20,995	(296)
Corporate bonds	-	-	13,007	(993)	13,007	(993)
	$16,955	(83)	17,047	(1,206)	34,002	(1,289)

December 31, 2017:
U. S. Government agency mortgage-backed securities	$4,118	(13)	3,106	(93)	7,224	(106)
Corporate bonds	13,804	(196)	-	-	13,804	(196)
	$17,922	(209)	3,106	(93)	21,028	(302)

At September 30, 2018 and December 31, 2017, thirteen of seventeen and nine of eleven available-for-sale securities had unrealized losses with an aggregate decline of 3.7% and 1.4%, respectively from the amortized cost of those securities.

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute an other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of September 30, 2018.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

At September 30, 2018 and December 31, 2017, available-for-sale securities of $7.3 million and $6.7 million, respectively, were pledged to the Federal Reserve Bank of New York (“FRB”), primarily to secure municipal deposits.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at September 30, 2018 and December 31, 2017. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
September 30, 2018:
Corporate bonds	$-	9,000	5,000	14,000	-	8,397	4,610	13,007
Subordinated notes	-	4,500	-	4,500	-	4,525	-	4,525
U.S. Treasury notes	1,497	-	-	1,497	1,497	-	-	1,497
Available-for-sale securities with single maturity dates	1,497	13,500	5,000	19,997	1,497	12,922	4,610	19,029
U. S. Government agency mortgage-backed securities	6,828	6,297	8,405	21,530	6,817	6,129	8,289	21,235
	$8,325	19,797	13,405	41,527	8,314	19,051	12,899	40,264

December 31, 2017:
Corporate bonds	$-	9,000	5,000	14,000	-	8,928	4,876	13,804
Subordinated notes	-	4,500	-	4,500	-	4,548	-	4,548
Available-for-sale securities with single maturity dates	-	13,500	5,000	18,500	-	13,476	4,876	18,352
U. S. Government agency mortgage-backed securities	-	3,200	4,130	7,330	-	3,107	4,117	7,224
	$-	16,700	9,130	25,830	-	16,583	8,993	25,576

During the year to date period ended September 30, 2018, the Company sold $35.5 million securities acquired in the transaction with Prime Bank, which were sold at the fair value at acquisition date with no recorded gain or loss. The Bank purchased $15.6 million U.S. Government agency mortgage-backed securities and $1.5 million U.S. Treasury notes in the third quarter of 2018. There were no sales of the Bank’s available-for-sale securities in the nine-month period ended September 30, 2018. During the year to date period ended September 30, 2017, there were $13.8 million sales and $20.6 million purchases of available-for-sale securities. A loss on the sale of available-for-sale securities of $78,000 was recorded during the nine months ended September 30, 2017.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 5: Loans Receivable and Allowance for Loan Losses

As of September 30, 2018 and December 31, 2017, loans receivable, net, consists of the following:

(In thousands)	September 30, 2018	December 31, 2017
Loan portfolio segment:
Commercial Real Estate	$276,100	299,925
Residential Real Estate	155,077	146,377
Commercial and Industrial	174,480	131,161
Consumer and Other	97,463	87,707
Construction	45,476	47,619
Construction to Permanent - CRE	14,658	6,858
Loans receivable, gross	763,254	719,647
Allowance for loan losses	(6,605)	(6,297)
Loans receivable, net	$756,649	713,350

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

Patriot has established credit policies applicable to each type of lending activity in which it engages and evaluates the creditworthiness of each borrower. Unless extenuating circumstances exist, Patriot limits the extension of credit on commercial real estate loans to 75% of the market value of the underlying collateral. Patriot’s loan origination policy for multi-family residential real estate is limited to 80% of the market value of the underlying collateral. In the case of construction loans, the maximum loan-to-value is 75% of the “as completed” appraised value of the real estate project. Management monitors the appraised value of collateral on an on-going basis and additional collateral is requested when warranted. Real estate is the primary form of collateral, although other forms of collateral do exist and may include such assets as accounts receivable, inventory, marketable securities, time deposits, and other business assets.

In connection with the Prime Bank merger in May 2018 loans were acquired, a subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which was accounted for in accordance with ASC 310-30. The purchased credit impaired (“PCI”) loans presently maintain a carrying value of $901,000 as of September 30, 2018. The loans were evaluated for impairment through the periodic reforecasting of expected cash flows.

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans at acquisition date. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(In thousands)	Acquisition Date

Contractually required principal and interest at acquisition	$5,816
Contractual cash flows not expected to be collected (nonaccretable discount)	(2,064)
Expected cash flows at acquisition	3,752
Interest component of expected cash flows (accretable discount)	(1,316)
Fair value of acquired loans	$2,436

The accretion of the accretable discount for PCI loans for the year-to-date of September 30, 2018 was $57,000. The table above includes $887,000 additional expected cash flows at acquisition, and $887,000 additional accretable discount, both resulting from a revised acquisition date estimate of PCI loans performance.

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

In 2017, Patriot purchased $73 million of residential real estate loans, including a premium of $985,000 over the book value of the loans. During the year to date period of September 30, 2018, $16.4 million residential real estate loans were purchased.

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

During the year to date period of September 30, 2018, $21.4 million education loans were purchased.

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

Construction to Permanent - Commercial Real Estate (“CRE”)

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, allocated to segments of the loan portfolio, for the three months ended September 30, 2018 and 2017:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three months ended September 30, 2018
Allowance for loan losses:
June 30, 2018	$2,305	1,096	1,996	523	499	80	26	6,525
Charge-offs	-	(2)	-	(3)	-	-	-	(5)
Recoveries	24	11	-	-	-	-	-	35
Provisions (credits)	(566)	(240)	245	150	181	20	260	50
September 30, 2018	$1,763	865	2,241	670	680	100	286	6,605

Three months ended September 30, 2017
Allowance for loan losses:
June 30, 2017	$2,218	1,041	1,453	593	490	73	76	5,944
Charge-offs	-	-	(265)	(10)	-	-	-	(275)
Recoveries	6	-	-	2	-	-	-	8
Provisions (credits)	(52)	4	685	(327)	293	(27)	(31)	545
September 30, 2017	$2,172	1,045	1,873	258	783	46	45	6,222

The following tables summarize the activity in the allowance for loan losses, allocated to segments of the loan portfolio, for the nine months ended September 30, 2018 and 2017:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Nine months ended September 30, 2018
Allowance for loan losses:
December 31, 2017	$2,212	959	2,023	568	481	54	-	6,297
Charge-offs	-	(2)	-	(17)	-	-	-	(19)
Recoveries	30	12	-	-	-	-	-	42
Provisions (credits)	(479)	(104)	218	119	199	46	286	285
September 30, 2018	$1,763	865	2,241	670	680	100	286	6,605

Nine months ended September 30, 2017
Allowance for loan losses:
December 31, 2016	$1,853	534	740	641	712	69	126	4,675
Charge-offs	-	-	(265)	(23)	-	-	-	(288)
Recoveries	8	-	2,769	2	-	-	-	2,779
Provisions (credits)	311	511	(1,371)	(362)	71	(23)	(81)	(944)
September 30, 2017	$2,172	1,045	1,873	258	783	46	45	6,222

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of September 30, 2018 and December 31, 2017:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
September 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$-	-	48	7	-	-	-	55
Collectively evaluated for impairment	1,763	865	2,193	663	680	100	286	6,550
Total allowance for loan losses	$1,763	865	2,241	670	680	100	286	6,605

Loans receivable, gross:
Individually evaluated for impairment	$3,989	3,521	1,028	789	-	-	-	9,327
PCI loans individually evaluated for impairment	-	-	901	-	-	-	-	901
Collectively evaluated for impairment	272,111	151,556	172,551	96,674	45,476	14,658	-	753,026
Total loans receivable, gross	$276,100	155,077	174,480	97,463	45,476	14,658	-	763,254

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$-	-	251	2	-	-	-	253

Collectively evaluated for impairment	2,212	959	1,772	566	481	54	-	6,044
Total allowance for loan losses	$2,212	959	2,023	568	481	54	-	6,297

Loans receivable, gross:
Individually evaluated for impairment	$1,977	3,336	748	692	-	-	-	6,753

Collectively evaluated for impairment	297,948	143,041	130,413	87,015	47,619	6,858	-	712,894
Total loans receivable, gross	$299,925	146,377	131,161	87,707	47,619	6,858	-	719,647

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

Additionally, Patriot retains an objective and independent third-party loan review expert to perform a quarterly analysis of the results of its risk rating process. The quarterly review is based on a randomly selected sample of loans within established parameters (e.g., value, concentration), in order to assess and validate the risk ratings assigned to individual loans. Any changes to the assigned risk ratings, based on the quarterly review, are required to be approved by the Loan Committee.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of September 30, 2018.

(In thousands)	Performing (Accruing) Loans
As of September 30, 2018:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$1,919	516	670	3,105	264,496	267,601	-	267,601
Special mention	-	-	-	-	2,311	2,311	-	2,311
Substandard	-	-	-	-	4,115	4,115	2,073	6,188
	1,919	516	670	3,105	270,922	274,027	2,073	276,100
Residential Real Estate:
Pass	1,055	-	-	1,055	149,295	150,350	-	150,350
Substandard	-	-	1,504	1,504	-	1,504	3,223	4,727
	1,055	-	1,504	2,559	149,295	151,854	3,223	155,077
Commercial and Industrial:
Pass	888	480	2,100	3,468	162,762	166,230	-	166,230
Special mention	250	-	2,374	2,624	3,048	5,672	-	5,672
Substandard	-	-	-	-	1,494	1,494	1,084	2,578
	1,138	480	4,474	6,092	167,304	173,396	1,084	174,480
Consumer and Other:
Pass	24	30	6	60	97,304	97,364	-	97,364
Substandard	-	-	-	-	-	-	99	99
	24	30	6	60	97,304	97,364	99	97,463
Construction:
Pass	1,152	-	2,922	4,074	32,602	36,676	-	36,676
Substandard	-	-	8,800	8,800	-	8,800	-	8,800
	1,152	-	11,722	12,874	32,602	45,476	-	45,476

Construction to Permanent - CRE:
Pass	-	-	-	-	14,658	14,658	-	14,658

Total	$5,288	1,026	18,376	24,690	732,085	756,775	6,479	763,254

Loans receivable, gross:
Pass	$5,038	1,026	5,698	11,762	721,117	732,879	-	732,879
Special mention	250	-	2,374	2,624	5,359	7,983	-	7,983
Substandard	-	-	10,304	10,304	5,609	15,913	6,479	22,392
Loans receivable, gross	$5,288	1,026	18,376	24,690	732,085	756,775	6,479	763,254

As of September 30 2018 the loans 90 days and over past due and still accruing were primarily due to one construction loan of $8.8 million, on which interest payments are current-to-date. Management has determined the loan is well secured and in process of collection. The other loan in the Substandard category was a $1.5 million dollar multifamily residential loan in New Haven, being actively managed by the Bank’s Special Assets team. The borrower is expected to bring the loan current following the resolution of real estate tax disputes with the City of New Haven.

The $5.7 million of Pass loans 90 days and over past due and still accruing consists of five loans, all of which are actively managed by the Bank and are expected to be brought current based on recent discussions with each borrower.  The $2.4 million of Special mention loans 90 days or more past due and still accruing reflects one loan which is expected to be brought current following the sale of a property.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2017.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of September 30, 2018 and December 31, 2017:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of September 30, 2018:
Loan portfolio segment:
Commercial Real Estate
Substandard	$-	-	2,073	2,073	-	2,073
Residential Real Estate:
Substandard	-	-	3,223	3,223	-	3,223
Commercial and Industrial:
Substandard	-	-	1,084	1,084	-	1,084
Consumer and Other
Substandard	-	-	99	99	-	99
Total non-accruing loans	$-	-	6,479	6,479	-	6,479

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of December 31, 2017:
Loan portfolio segment:
Residential Real Estate:
Substandard	$-	-	3,028	3,028	-	3,028
Commercial and Industrial:
Substandard	-	-	748	748	-	748
Consumer and Other
Substandard	-	-	2	2	-	2
Total non-accruing loans	$-	-	3,778	3,778	-	3,778

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income of approximately $85,000 and $266,000 would have been recognized in income during the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2017, additional interest income of approximately $27,000 and $70,000 would have been recognized in income, respectively.

Additionally, certain loans for which the borrower cannot demonstrate sufficient cash flow to continue loan payments in the future and certain troubled debt restructurings (“TDRs”) are placed on non-accrual status. During the three and nine months ended September 30, 2018 and 2017, no interest income was collected and recognized on non-accruing loans.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged-off, at an earlier date, if collection of principal or interest is considered doubtful. All interest accrued, but not collected for loans that are placed on non-accrual status or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, and there is nine months of performance. Management considers all non-accrual loans and TDRs to be impaired. In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered collection delays and not an indication of loan impairment. The Bank considers consumer installment loans to be pools of smaller homogeneous loan balances, which are collectively evaluated for impairment.

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

The recorded investment in TDRs was $2.9 million at September 30, 2018 and $3.0 million at December 31, 2017, respectively. All TDRs at September 30, 2018 and December 31, 2017 were performing in accordance with their modified terms and therefore, were on accrual status.

(In thousands)
Loan portfolio segment:	September 30, 2018	December 31, 2017
Commercial Real Estate	$1,916	1,977
Residential Real Estate	989	999
Total TDR Loans	2,905	2,976
Less: TDRs included in non-accrual loans	-	-
Total accrual TDR Loans	$2,905	2,976

There were no loans modified as TDRs and no defaults of TDRs during the three and nine months ended September 30, 2018 and 2017. At September 30, 2018 and December 31, 2017, there were no commitments to advance additional funds under TDRs.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of September 30, 2018 and December 31, 2017, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $9.3 million and $6.8 million, respectively, were identified, for which $55,000 and $253,000 specific reserves were established, respectively. Loans not requiring specific reserves had sufficient collateral values, less costs to sell, supporting the net investment in the loan which includes principal balance, unamortized fees and costs and accrued interest, if any. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At September 30, 2018 and December 31, 2017, exposure to the impaired loans was related to 16 and 12 borrowers, respectively. In all cases, appraisal reports of the underlying collateral, if any, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were reduced by an estimate of the costs to sell the assets, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value.

In addition the remaining $901,000 PCI loans acquired from Prime Bank acquisition; all remaining PCI loans were commercial and industrial loans. The PCI loans were originally recorded at fair value by the Bank on the date of acquisition. At September 30, 2018, those loans were considered individually evaluated for impairment, with no allowance recorded.

The following table reflects information about the impaired loans, excluding PCI loans, by class as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018			December 31, 2017
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$3,989	4,481	-	1,977	2,425	-
Residential Real Estate	3,521	3,554	-	3,336	3,369	-
Commercial and Industrial	980	1,751	-	497	683	-
Consumer and Other	768	842	-	690	818	-
	9,258	10,628	-	6,500	7,295	-

With a related allowance recorded:
Commercial Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-
Commercial and Industrial	48	98	48	251	251	251
Consumer and Other	21	21	7	2	2	2
	69	119	55	253	253	253

Impaired Loans, Total:
Commercial Real Estate	3,989	4,481	-	1,977	2,425	-
Residential Real Estate	3,521	3,554	-	3,336	3,369	-
Commercial and Industrial	1,028	1,849	48	748	934	251
Consumer and Other	789	863	7	692	820	2
Impaired Loans, Total	$9,327	10,747	55	6,753	7,548	253

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize additional information regarding impaired loans, excluding PCI loans, by class for the three and nine months ended September 30, 2018 and 2017.

(In thousands)	Three Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$4,062	21	6,111	10
Residential Real Estate	3,523	3	1,903	-
Commercial and Industrial	1,018	-	37	-
Consumer and Other	771	8	584	-
	9,374	32	8,635	10
With a related allowance recorded:
Commercial Real Estate	-	-	-	-
Residential Real Estate	-	-	-	-
Commercial and Industrial	45	-	245	-
Consumer and Other	5	-	-	-
	50	-	245	-
Impaired Loans, Total:
Commercial Real Estate	4,062	21	6,111	10
Residential Real Estate	3,523	3	1,903	-
Commercial and Industrial	1,063	-	282	-
Consumer and Other	776	8	584	-
Impaired Loans, Total	$9,424	32	8,880	10

(In thousands)	Nine Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$3,157	70	6,173	159
Residential Real Estate	3,451	8	1,907	5
Commercial and Industrial	948	-	46	-
Consumer and Other	739	23	558	10
	8,295	101	8,684	174
With a related allowance recorded:
Commercial Real Estate	-	-	-	-
Residential Real Estate	-	-	-	-
Commercial and Industrial	185	-	237	-
Consumer and Other	4	-	-	-
	189	-	237	-
Impaired Loans, Total:
Commercial Real Estate	3,157	70	6,173	159
Residential Real Estate	3,451	8	1,907	5
Commercial and Industrial	1,133	-	283	-
Consumer and Other	743	23	558	10
Impaired Loans, Total	$8,484	101	8,921	174

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 6: Deposits

The following table presents the balance of deposits held, by category as of September 30, 2018 and December 31, 2017.

(In thousands)	September 30, 2018	December 31, 2017

Non-interest bearing	$81,687	$81,197
Interest bearing:
NOW	24,827	25,476
Savings	100,294	135,975
Money market	62,314	16,575
Certificates of deposit, less than $250,000	203,044	173,221
Certificates of deposit, $250,000 or greater	81,346	66,866
Brokered deposits	166,020	138,129
Interest bearing, Total	637,845	556,242

Total Deposits	$719,532	$637,439

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 7: Share-Based Compensation and Employee Benefit Plan

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice is to grant RSAs. As of September 30, 2018 and December 31, 2017, there were no options or phantom stock units outstanding, or that have been exercised during the period then ended.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain limitations. As of September 30, 2018, 2,870,113 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

The following is a summary of the status of the Company’s restricted shares as of September 30, 2018 and 2017 and changes therein during the periods indicated:

Three months ended September 30, 2018:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2018	38,086	$14.57
Vested	(2,388)	$16.24
Forfeited	(200)	$15.50
Unvested at September 30, 2018	35,498	$14.46

Nine months ended September 30, 2018:
Unvested at December 31, 2017	25,870	$12.15
Granted	18,323	$18.07
Vested	(7,291)	$15.36
Forfeited	(1,404)	$14.44
Unvested at September 30, 2018	35,498	$14.46

Three months ended September 30, 2017:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2017	32,117	$12.39
Vested	(1,692)	$16.80
Forfeited	(600)	$15.50
Unvested at September 30, 2017	29,825	$12.08

Nine months ended September 30, 2017:
Unvested at December 31, 2016	35,264	$12.84
Granted	5,084	$15.05
Vested	(3,923)	$14.66
Forfeited	(6,600)	$15.50
Unvested at September 30, 2017	29,825	$12.08

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

For the three and nine months ended September 30, 2018, the Company recognized total share-based compensation expense of $56,000 and $163,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $33,000 and $100,000, respectively, for the three and nine months ended September 30, 2018. Included in share-based compensation expense for the three and nine months ended September 30, 2018 were $23,000 and $63,000 attributable to Patriot’s external Directors, who received total compensation of $77,000 and $241,000 for each of those periods, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Income.

For the three and nine months ended September 30, 2017, the Company recognized total share-based compensation expense of $37,000 and $105,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $16,000 and $48,000, respectively. Included in share-based compensation expense for the three and nine months ended September 30,  2017 were $21,000 and $57,000 attributable to Patriot’s external Directors, who received total compensation of $80,000 and $226,000 for each of those periods, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Income.

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of September 30, 2018 amounts to $428,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.61 years.

RSA Grant - Non-executive Employees

During the three and nine months ended September 30, 2018, 200 and 300 granted shares were forfeited, respectively. During the three and nine months ended September 30, 2017, 600 and 600 granted shares were forfeited, respectively. The remaining 6,000 shares continue to vest and $8,000 of compensation expense is expected to be recognized through the January 2019 vesting date.

Dividends

On July 17, 2017, the Company announced its intention to make quarterly cash dividend payments. For the three and nine months ended September 30, 2018, the Company paid cash dividends of $.01 per share of common stock, or an aggregated of $39,000 and $116,000, respectively. For the three and nine months ended September 30, 2017, the Company paid cash dividends of $39,000.

Retirement Plan

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent of an employee's annual compensation. During the three and nine months ended September 30, 2018 compensation expense under the 401K aggregated $38,000 and $154,000, respectively. During the three and nine months ended September 30, 2017, compensation expense under the 401K aggregated $37,000 and $132,000, respectively.

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

The following table summarizes the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

(Net income in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income attributable to Common shareholders	$769	1,013	2,870	3,547
Divided by:
Weighted average shares outstanding	3,904,751	3,894,237	3,903,056	3,893,702

Basic earnings per common share	$0.20	0.26	0.74	0.91

Diluted earnings per share:
Net income attributable to Common shareholders	$769	1,013	2,870	3,547

Weighted average shares outstanding	3,904,751	3,894,237	3,903,056	3,893,702

Effect of potentially dilutive restricted common shares	14,067	9,193	17,974	4,854

Divided by:
Weighted average diluted shares outstanding	3,918,818	3,903,430	3,921,030	3,898,556

Diluted earnings per common share	$0.20	0.26	0.73	0.91

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

Financial instruments with credit risk at September 30, 2018 are as follows:

(In thousands)
As of September 30, 2018
Commitments to extend credit:
Unused lines of credit	$93,277
Undisbursed construction loans	13,994
Home equity lines of credit	19,430
Future loan commitments	35,089
Financial standby letters of credit	1,161
$162,951

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a $8,000 reserve for credit loss as of September 30, 2018, which is included in accrued expenses and other liabilities.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 10: Regulatory and Operational Matters

In November 2018 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”).  Under the terms of the Agreement, the Bank has appointed a Compliance Committee of three independent outside directors and one member of management responsible for monitoring adherence to the Agreement and has appointed a Lead Independent Director.  The Agreement also states that by December 31, 2018 the Board and Bank will develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the Allowance for Loan Losses, and assumptions used in the Bank’s interest rate risk model.  Under the Agreement the Bank has also agreed to provide a revised written 3-year strategic and capital plan for the Bank by December 31, 2018.  The Bank has taken or put into process many of the steps identified in the Agreement.  Further details pertaining to the Agreement are provided in Part II Item 5: Other information.

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

Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.

The Company’s and the Bank’s regulatory capital amounts and ratios at September 30, 2018 and December 31, 2017 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	88,781	10.328	74,264	10.092	97,403	11.385	83,711	11.406
To be Well Capitalized(1)	-	-	-	-	85,554	10.000	73,393	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	84,485	9.875	67,889	9.250
For capital adequacy	68,767	8.000	58,868	8.000	68,443	8.000	58,715	8.000

Tier 1 Capital (to risk weighted assets):
Actual	72,165	8.395	67,959	9.235	90,787	10.612	77,407	10.547
To be Well Capitalized(1)	-	-	-	-	68,443	8.000	58,715	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	67,374	7.875	53,210	7.250
For capital adequacy	51,575	6.000	44,151	6.000	51,333	6.000	44,036	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	64,165	7.465	59,959	8.148	90,787	10.612	77,407	10.547
To be Well Capitalized(1)	-	-	-	-	55,610	6.500	47,706	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	54,541	6.375	42,201	5.750
For capital adequacy	38,681	4.500	33,113	4.500	38,499	4.500	33,027	4.500

Tier 1 Leverage Capital (to average assets):
Actual	72,165	7.847	67,959	8.219	90,787	9.917	77,407	9.360
To be Well Capitalized(1)	-	-	-	-	45,775	5.000	41,351	5.000
For capital adequacy	36,785	4.000	33,072	4.000	36,620	4.000	33,081	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.

(2)

The Capital Conservation Buffer implemented by the FDIC began to be phased in beginning January 1, 2016. It was not applicable to periods prior to that date and does not apply to bank holding companies - the Company.

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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of September 30, 2018, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

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

Contingent Consideration Liability

The Company estimates the fair value of the contingent consideration liability by using a discounted cash flow model of future contingent payments based on interest income related to the acquired PCI loans. The estimated fair value of the contingent consideration liability is reviewed on a quarterly basis and any valuation adjustments resulting from a change of estimated future contingent payments based on interest income of the acquired PCI loans affecting the contingent consideration liability will be recorded through noninterest expense. Due to the significant unobservable input related to the interest income, the contingent consideration liability is classified within Level 3 of the valuation hierarchy. An increase in the interest income may result in a higher fair value of the contingent consideration liability. Alternatively, a decrease in the interest income may result in a lower estimated fair value of the contingent consideration liability.

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of September 30, 2018 and December 31, 2017:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2018:
U. S. Government agency mortgage-backed securities	$-	21,235	-	21,235
Corporate bonds	-	13,007	-	13,007
Subordinated notes	-	4,525	-	4,525
U.S. Treasury notes	-	1,497	-	1,497

Available-for-sale securities	$-	40,264	-	40,264

Contingent consideration liability	$-	-	477	477

December 31, 2017:
U. S. Government agency mortgage-backed securities	$-	7,224	-	7,224
Corporate bonds	-	13,804	-	13,804
Subordinated notes	-	4,548	-	4,548

Available-for-sale securities	$-	25,576	-	25,576

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The table below presents the valuation methodology and unobservable inputs for level 3 assets measures at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2018:
Impaired loans, net including PCI loans	$10,173	Real Estate Appraisals	Discount for appraisal type	0%	-	8%
Other Real Estate Owned	991	Real Estate Appraisals	Discount for appraisal type		14%

December 31, 2017:
Impaired loans	$6,500	Real Estate Appraisals	Discount for appraisal type	0%	-	8%

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

The estimated fair value amounts have been measured as of September 30, 2018 and December 31, 2017, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of September 30, 2018 and December 31, 2017:

(In thousands)		September 30, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$5,596	5,596	3,582	3,582
Interest-bearing deposits due from banks	Level 1	43,636	43,636	45,659	45,659
U. S. Government agency mortgage-backed securities	Level 2	21,235	21,235	7,224	7,224
Corporate bonds	Level 2	13,007	13,007	13,804	13,804
Subordinated notes	Level 2	4,525	4,525	4,548	4,548
U.S. Treasury notes	Level 2	1,497	1,497	-	-
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,833	2,833	2,502	2,502
Federal Home Loan Bank stock	Level 2	4,928	4,928	5,889	5,889
Loans receivable, net	Level 3	756,649	748,988	713,350	702,816
Accrued interest receivable	Level 2	3,612	3,612	3,496	3,496

Financial assets, total		$861,968	854,307	804,504	793,970

Financial Liabilities:
Demand deposits	Level 2	$81,687	81,687	81,197	81,197
Savings deposits	Level 2	100,294	100,294	135,975	135,975
Money market deposits	Level 2	62,314	62,314	16,575	16,575
NOW accounts	Level 2	24,827	24,827	25,476	25,476
Time deposits	Level 2	284,390	282,671	240,087	239,219
Brokered deposits	Level 1	166,020	165,437	138,129	137,870
FHLB and correspondent bank borrowings	Level 2	90,000	89,266	120,000	120,218
Senior notes	Level 2	11,759	11,108	11,703	11,249
Subordinated debt	Level 2	9,720	9,158	-	-
Junior subordinated debt owed to unconsolidated trust	Level 2	8,092	8,092	8,086	8,086
Note payable	Level 3	1,436	1,245	1,580	1,416
Accrued interest payable	Level 2	1,563	1,563	569	569
Contingent consideration liability	Level 3	477	477	-	-

Financial liabilities, total		$842,579	838,139	779,377	777,850

The carrying amount of cash and noninterest bearing balances due from banks, interest-bearing deposits due from banks, and demand deposits approximates fair value, due to the short-term nature and high turnover of these balances. These amounts are included in the table above for informational purposes.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

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

Off-balance-sheet instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at September 30, 2018 and December 31, 2017. The estimated fair value of fee income on letters of credit at September 30, 2018 and December 31, 2017 was insignificant.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in the Company’s public statements, including this one, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to: (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities; (2) the timing of repricing of the Company’s interest earning assets and interest bearing liabilities; (3) the effect of changes in governmental monetary policy; (4) the effect of changes in regulations applicable to the Company and the Bank and the conduct of its business; (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks; (6) the ability of competitors that are larger than the Company to provide products and services which it is impracticable for the Company to provide; (7) the state of the economy and real estate values in the Company’s market areas, and the consequent effect on the quality of the Company’s loans; (8) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company; (10) the application of generally accepted accounting principles, consistently applied; (11) the fact that one period of reported results may not be indicative of future periods; (12) the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities and (13) other such factors, including risk factors, as may be described in the Company’s other filings with the SEC. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 30, 2017 filed with the SEC on March 30, 2018 (the “2017 Form 10-K”) and the consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets and the valuation of the assets acquired and liabilities assumed in connection with its business combination, as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the 2017 Form 10-K for additional information.

Summary

The Company reported net income for the third quarter of 2018 of $769,000 ($0.20 basic and diluted earnings per share) compared to a net income of $1.0 million ($0.26 basic and diluted earnings per share) for the quarter ended September 30, 2017. On a pre-tax basis, the Company earned $1.0 million for the three month period ended September 30, 2018, a decrease of $626,000 compared to the third quarter of 2017.

For the nine months ended September 30, 2018, the Company reported net income of $2.9 million ($0.74 basic and $0.73 diluted earnings per share) compared to net income of $3.5 million ($0.91 basic and diluted earnings per share) for the nine months ended September 30, 2017, a decrease of $677,000.

The net income for the nine months ended September 30, 2018 was not comparable to the same period last year due to a material credit recovery that was recognized in the first quarter of 2017 and material non-recurring acquisition-related and tax initiatives expenses recognized in the current year. Pre-tax earnings reported for the three and nine months ended September 30, 2018 included non-recurring transaction expenses of $653,000 and $1.8 million, respectively, which were primarily associated with the acquisition of Prime Bank which closed in May 2018 and the pending acquisition of Hana SBL. These non-recurring expenses will cease once the acquisitions are consummated and the acquired companies are fully integrated.

The quarter’s results reflect continued, measured progress. Building scale and franchise value remains on track, and the Company continues to build its management team to add specialization and depth to its lending platform and retail banking presence.

Management is encouraged with the positive developments at Patriot over the first three quarters of 2018. The Company has followed 2017, the best earnings year in its history, with a strong first three quarters of 2018. While costs that were incurred to execute the completed and pending acquisitions are temporarily reducing the reported earnings, management is confident these investments will result in enhanced performance into 2019 and beyond.

The successful completion of the Prime Bank transaction represented an important step in the process of building Patriot into a leading community bank. Management looks forward to the next steps, which will include the Company’s expansion into a national SBA lending platform, and the continued building of the Company’s retail banking presence.

As of September 30, 2018, total assets increased to $915.3 million, as compared to $852.1 million at December 31, 2017. Net Loan portfolio increased $43.2 million or 6.1% from $713.4 million at December 31, 2017 to $756.6 million at September 30, 2018. Deposits continued to grow to $719.5 million at September 30, 2018, as compared to $637.4 million at December 31, 2017. All of these balance sheet categories were positively impacted by the completed merger with Prime Bank.

Equity increased $2.2 million or 3.3%, from $66.7 million at December 31, 2017 to $68.9 million at September 30, 2018, primarily due to $2.9 million of net income and $163,000 of equity compensation, which were offset by $745,000 of investment portfolio unrealized losses and $116,000 common stock dividend payments in the nine months period ended September 30, 2018.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents of $49.2 million at September 30, 2018 were consistent with December 31, 2017. This was primarily attributable to the offsetting effect of the followings:

–	$35.9 million increase in deposits,
–	$35.5 million of proceeds from sales on securities acquired in the Prime Bank acquisition, and
–	$5.4 million in net cash provided by operating activities in the year-to-date September 30, 2018.

The effect of these cash inflows was partially offset by:

–	$39.8 million of repayments of FHLB and correspondent bank borrowings,
–	$37.8 million in cash outflows for purchases of loans receivable,
–	$17.1 million in cash used for purchases of available-for-sale securities, and
–	$4.7 million in net cash used in business combination.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

	September 30,	December 31,	Inc/(Dec)	Inc/(Dec)
(In thousands)	2018	2017	($)	(%)
U. S. Government agency mortgage-backed securities	$21,235	7,224	14,011	193.95%
Corporate bonds	13,007	13,804	(797)	(5.77)%
Subordinated notes	4,525	4,548	(23)	(0.51)%
U.S. Treasury notes	1,497	-	1,497	100.00%
Total Available-for-Sale Securities	$40,264	25,576	14,688	57.43%

Available-for-sale securities increased $14.7 million or 57.4%, from $25.6 million at December 31, 2017 to $40.3 million at September 30, 2018. This increase was primarily attributable to purchases of $15.6 million U.S. Government agency mortgage-backed securities and $1.5 million U.S. Treasury notes, which was offset by $1.4 million repayments of principal on Government agency mortgage-backed securities and $1.0 million change in unrealized losses of the available for sale securities. In the nine month period ended September 30, 2018, the Company sold $35.5 million securities acquired in the Prime Bank transaction, which were sold at the fair value at acquisition date with no recorded gain or loss.

Loans

The following table provides the composition of the Company’s loan portfolio as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018		December 31, 2017

	Total	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$276,100	36.17%	299,925	41.68%
Residential Real Estate	155,077	20.32%	146,377	20.34%
Commercial and Industrial	174,480	22.86%	131,161	18.23%
Consumer and Other	97,463	12.77%	87,707	12.19%
Construction	45,476	5.96%	47,619	6.62%
Construction to permanent - CRE	14,658	1.92%	6,858	0.94%
Loans receivable, gross	763,254	100.00%	719,647	100.00%
Allowance for loan losses	(6,605)		(6,297)
Loans receivable, net	$756,649		713,350

The Company’s gross loan portfolio increased $43.7 million, or 6.1%, from $719.6 million at December 31, 2017 to $763.3 million at September 30, 2018. The increase in loans was primarily attributable to $21.6 million acquired loans from Prime Bank, and $37.8 million purchases of loans receivable in the third quarter of 2018, which was partially offset by net paydown of $15.3 million during 2018. As of September 30, 2018, the loan pipeline is strong. The Company will continue to add to the product lines and enhance service offerings to the customers.

At September 30, 2018, the net loan to deposit ratio was 105% and the net loan to total assets ratio was 83%. At December 31, 2017, these ratios were 112% and 84%, respectively.

Allowance for Loan Losses

The allowance for loan losses increased $308,000 or 4.9% from $6.3 million at December 31, 2017 to $6.6 million at September 30, 2018. The increase was primarily attributable to $285,000 provision for all loan categories.

The overall credit quality of the loan portfolio continues to be strong and stable. Based upon the overall assessment and evaluation of the loan portfolio at September 30, 2018, management believes the allowance for loan losses of $6.6 million, which represents 0.9% of gross loans outstanding, was adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan losses for business activities loans:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017

Balance at beginning of the period	$6,525	5,944	6,297	4,675
Charge-offs:
Residential Real Estate	(2)	-	(2)	-
Commercial and Industrial	-	(265)	-	(265)
Consumer and Other	(3)	(10)	(17)	(23)
Total charge-offs	(5)	(275)	(19)	(288)
Recoveries:
Commercial Real Estate	24	6	30	8
Residential Real Estate	11	-	12	-
Commercial and Industrial	-	-	-	2,769
Consumer and Other	-	2	-	2
Total recoveries	35	8	42	2,779

Net (recoveries) charge-offs	(30)	267	(23)	(2,491)
Provision (credit) charged to earnings	50	545	285	(944)
Balance at end of the period	$6,605	6,222	6,605	6,222

Ratios:
Net (recoveries) charge-offs to average loans	(0.004)%	0.038%	(0.003)%	(0.388)%
Allowance for loan losses to total loans	0.87%	0.88%	0.87%	0.88%

The following table provides an allocation of allowance for loan losses by portfolio segment and the percentage of the loans to total loans:

(In thousands)	September 30, 2018		December 31, 2017
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans
Commercial Real Estate	$1,763	36.17%	2,212	41.68%
Residential Real Estate	865	20.32%	959	20.34%
Commercial and Industrial	2,241	22.86%	2,023	18.23%
Consumer and Other	670	12.77%	568	12.19%
Construction	680	5.96%	481	6.62%
Construction to permanent - CRE	100	1.92%	54	0.94%
Unallocated	286	N/A	-	N/A
Total	$6,605	100.00%	6,297	100.00%

Non-performing Assets

The following table presents non-performing assets as of September 30, 2018 and December 31, 2017:

(In thousands)
	September 30,	December 31,
	2018	2017
Non-accruing loans:
Commercial Real Estate	$2,073	-
Residential Real Estate	3,223	3,028
Commercial and Industrial	1,084	748
Consumer and Other	99	2
Total non-accruing loans	6,479	3,778

Loans past due over 90 days and still accruing	18,376	1,356
Other real estate owned	991	-
Total nonperforming assets	$25,846	5,134

Nonperforming assets to total assets	2.82%	0.60%
Nonperforming loans to total loans	3.26%	0.71%

The $7.1 million of non-accrual loans at September 30, 2018 was comprised of eleven relationships, for which a specific reserve of $55,000 has been established.

The Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment.

The $3.8 million of non-accrual loans at December 31, 2017 was comprised of eight borrowers, for which a specific reserve of $253,000 had been established.

Loans greater than 90 days past due or more, and still accruing interest, were $18.4 million at September 30, 2018, as compared to $1.4 million at December 31, 2017. The $18.4 million at September 30, 2018 was primarily due to one construction loan of $8.8 million, on which interest payments are current-to-date.  Management has determined the loan is well secured and in process of collection.  The other loan in the Substandard category was a $1.5 million dollar multifamily residential loan in New Haven, being actively managed by the Bank’s Special Assets team.  The borrower is expected to bring the loan current following the resolution of real estate tax disputes with the City of New Haven.

The $5.7 million of Pass loans 90 days and over past due and still accruing consists of five loans, all of which are actively managed by the Bank and are expected to be brought current based on recent discussions with each borrower.  The $2.4 million of Special mention loans 90 days or more past due and still accruing reflected one loan which is expected to be brought current following the sale of a property.

Deferred Taxes

Deferred tax assets increased $510,000, from $10.4 million at December 31, 2017 to $10.9 million at September 30, 2018. The increase in deferred tax assets resulted from capitalization of certain allowable expenses for tax purposes in the 2017 income tax returns which were expensed for financial reporting purposes and changes in the tax effects on unrealized gains and losses.

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

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	September 30,	December 31,	Inc/(Dec)	Inc/(Dec)
	2018	2017	($)	(%)
Non-interest bearing	$81,687	81,197	490	0.60%
Interest bearing:
NOW	24,827	25,476	(649)	(2.55)%
Savings	100,294	135,975	(35,681)	(26.24)%
Money market	62,314	16,575	45,739	275.95%
Certificates of deposit, less than $250,000	203,044	173,221	29,823	17.22%
Certificates of deposit, $250,000 or greater	81,346	66,866	14,480	21.66%
Brokered deposits	166,020	138,129	27,891	20.19%
Total Interest bearing	637,845	556,242	81,603	14.67%

Total Deposits	$719,532	637,439	82,093	12.88%

Deposits increased $82.1 million or 12.9%, from $637.4 million at December 31, 2017 to $719.5 million at September 30, 2018, resulting from an increase of $46.2 million acquired deposits from the Prime Bank merger, $27.9 million in broker deposits partially offset by a decline savings deposit of $35.7 million. During 2018, several commercial and consumer clients saw cyclical draw downs in their liquid accounts, for reasons ranging from bonus allocations, business expenses, tax expenses, to loan paydowns.

Borrowings

Total borrowings were $121.0 million and $141.4 million as of September 30, 2018 and December 31, 2017, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of September 30, 2018, the Bank had $60.0 million of available borrowing capacity from the FHLB-B.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. At September 30, 2018 and December 31, 2017, no funds had been borrowed under the line of credit.

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

The Correspondent Bank Agreement provides for up to $16 million in borrowings of which no borrowings were outstanding as of September 30, 2018. The Correspondent Bank Agreement is unsecured, currently requires a compensating balance of $250,000 to remain on account with Zions Bank at all times, pays interest on funds on account (e.g., federal funds sweep, compensating balance) at variable rates depending on the total deposit, and charges interest on advances at Zions Bank’s daily federal funds rate, which is variable.

In June 2018, Patriot negotiated a similar line of credit facility for $10 million with First Tennessee Bank.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At September 30, 2018 and December 31, 2017, $241,000 and $297,000 of unamortized debt issuance costs have been deducted from the face amount of the Senior Notes included in the Consolidated Balance Sheet.

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

Subordinated notes

On June 29, 2018, the Company entered into certain subordinated note purchase agreements with two institutional accredited investors and completed a private placement of $10 million of fixed-to-floating rate subordinated notes with the maturity date of September 30, 2028 (the “Subordinated Notes”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

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

In connection with the issuance of the Subordinated Notes, the Company incurred $424,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At September 30, 2018, $280,000 of unamortized debt issuance costs have been deducted from the face amount of the Subordinated Notes included in the Consolidated Balance Sheet.

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

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of September 30, 2018 and December 31, 2017, the note had a balance outstanding of $1.4 million and $1.6 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

Equity

Equity increased $2.2 million from $66.7 million at December 31, 2017 to $68.9 million at September 30, 2018, primarily due to $2.9 million of year-to-date net income and $163,000 of equity compensation, which were offset by $745,000 of investment portfolio unrealized loss and $116,000 common stock dividend payments.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, increased $45.8 million from $117.2 million at December 31, 2017 to $163.0 million at September 30, 2018.

RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended September 30, 2018 and 2017:

(In thousands)	Three months ended September 30,
	2018			2017
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$748,162	9,413	4.99	702,307	8,522	4.81
Cash equivalents	69,733	342	1.95	23,383	65	1.11
Investments	48,753	489	4.01	39,923	380	3.81

Total interest earning assets	866,648	10,244	4.69	765,613	8,967	4.65

Cash and due from banks	5,298			2,766
Premised and equipment, net	35,673			34,618
Allowance for loan losses	(6,541)			(6,120)
OREO	991			851
Other assets	19,770			16,076

Total Assets	$921,839			813,804

Liabilities
Interest bearing liabilities:
Deposits	$631,437	2,457	1.54	511,941	1,339	1.04
Borrowings	101,587	486	1.90	137,027	248	0.72
Senior notes	11,748	229	7.73	11,673	229	7.77
Subordinated debt	17,877	278	6.17	8,237	92	4.47
Note Payable and other	1,453	6	1.64	1,639	7	1.74

Total interest bearing liabilities	764,102	3,456	1.79	670,517	1,915	1.13

Demand deposits	83,758			75,081
Other liabilities	4,650			1,811

Total Liabilities	852,510			747,409

Shareholders' equity	69,329			66,395

Total Liabilities and Shareholders' Equity	$921,839			813,804

Net interest income		6,788			7,052

Interest margin			3.11			3.65
Interest spread			2.90			3.52

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the nine months ended September 30, 2018 and 2017:

(In thousands)	Nine months ended September 30,
	2018			2017
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$737,808	27,388	4.96	642,742	22,720	4.73
Cash equivalents	59,438	763	1.72	23,365	148	0.85
Investments	42,439	1,295	4.07	36,871	968	3.50

Total interest earning assets	839,685	29,446	4.69	702,978	23,836	4.53

Cash and due from banks	4,571			4,092
Premised and equipment, net	35,600			33,816
Allowance for loan losses	(6,471)			(5,547)
OREO	511			851
Other assets	17,963			16,717

Total Assets	$891,859			752,907

Liabilities
Interest bearing liabilities:
Deposits	$603,105	6,111	1.35	487,248	3,457	0.95
Borrowings	114,159	1,245	1.46	102,900	509	0.66
Senior notes	11,730	686	7.80	11,655	686	7.87
Subordinated debt	11,459	489	5.71	8,244	266	4.32
Note Payable	1,737	23	1.77	1,689	24	1.76

Total interest bearing liabilities	742,190	8,554	1.54	611,736	4,942	1.08

Demand deposits	76,637			73,815
Other liabilities	4,454			2,344

Total Liabilities	823,281			687,895

Shareholders' equity	68,578			65,012

Total Liabilities and Shareholders' Equity	$891,859			752,907

Net interest income		20,892			18,894

Interest margin			3.33			3.59
Interest spread			3.15			3.45

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three and nine months ended September 30, 2018 and 2017:

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 compared to 2017			2018 compared to 2017
	Increase/(Decrease)			Increase/(Decrease)

	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$600	291	891	$3,432	1,236	4,668
Cash equivalents	129	148	277	228	387	615
Investments	82	27	109	147	180	327

Total interest earning assets	811	466	1,277	3,807	1,803	5,610

Interest bearing liabilities:
Deposit	494	624	1,118	1,122	1,532	2,654
Borrowings	(64)	302	238	57	679	736
Senior notes	-	-	-	-	-	-
Subordinated debt	-	186	186	158	65	223
Note payable and other	(1)	-	(1)	(1)	-	(1)

Total interest bearing liabilities	429	1,112	1,541	1,336	2,276	3,612

Net interest income	$382	(646)	(264)	$2,471	(473)	1,998

For the quarter ended September 30, 2018, interest income increased $1.3 million or 14% as compared to the quarter ended September 30, 2017, as focused growth and diversification in the loan portfolio yielded an increase in interest income. Average loan balances increased $45.9 million or 7% as compared to the quarter ended September 30, 2017. Total interest expense increased $1.5 million or 80% as compared to the quarter ended September 30, 2017, primarily driven by $1.1 million increase in interest on deposits as the result of an increase in deposit rates, and $238,000 increase in interest on borrowings.

For the nine-month period ended September 30, 2018, interest income increased $5.6 million or 24% as compared to the nine-months ended September 30, 2017. Average loan balance increased $95.1 million as compared to the nine-months ended September 30, 2017, primarily driven by $21.6 million acquired loans from Prime Bank and $37.8 million loans purchased in 2018.

Net interest income was $6.8 million for the quarter ended September 30, 2018, decreased 4% from the corresponding 2017 period. Net interest income was $20.9 million for the nine months ended September 30, 2018, up 11% from the corresponding 2017 period. Net interest margin for the quarter ended September 30, 2018 was 3.11% as compared to 3.65% for the quarter ended September 30, 2017. For the nine months ended September 30, 2018, net interest margin was 3.33% as compared to 3.59% for the year-ago period. The decline in net interest margin reflects the impact of the subordinated debt added June 29, 2018 and increasing deposit costs associated with higher rates paid on retail deposits and an increased reliance on more expansive wholesale funding sources.

Provision (Credit) for Loan Losses

The provision for loan losses for the three and nine months ended September 30, 2018 were $50,000 and $285,000, as compared to $545,000 and a net credit of $944,000 for the three and nine months ended September 30, 2017, respectively. The credit for loan losses in 2017 was primarily attributable to a $2.8 million insurance recovery in its Commercial and Industrial portfolio segment, which was recorded as a credit to the allowance for loan losses in the first quarter of 2017.

Non-interest income

Non-interest income decreased $32,000 from $386,000 for the quarter ended September 30, 2017 to $354,000 for the quarter ended September 30, 2018. The decrease was primarily attributable to a $23,000 decrease in deposit fees.

For the nine months ended September 30, 2018, non-interest income increased $50,000 to $1.1 million as compared to $1.0 million for the same period of 2017. The increase is primarily attributable to a $78,000 loss recognized on sale of investment securities in the first quarter of 2017, and gain of $69,000 on sale of loans in 2018, which were offset by $52,000 declines in deposit and loan fees.

Non-interest expense

Non-interest expense increased $825,000 from $5.2 million for the quarter ended September 30, 2017 to $6.0 million for the quarter ended September 30, 2018. The expenses were impacted by non-recurring project costs of $653,000 primarily associated with the Prime Bank merger which was closed in May 2018 and the pending acquisition of Hana SBL. These non-recurring expenses will cease once the acquisitions are consummated and the acquired companies are fully integrated. The total increase in non-interest expense was partially offset by $122,000 decrease in insurance expense and $24,000 decrease in advertising and promotional expense.

For the nine month ended September 30, 2018, non-interest expense increased $2.9 million to $17.8 million as compared to $14.9 million for the same period of 2017. The increase primarily driven by non-recurring project costs of $1.7 million for merger and tax initiative projects, and $749,000 increase in salaries and benefits as the Bank continues to grow its business activities.

Provision for income taxes

The provision for income taxes for the three and nine months ended September 30, 2018 were $276,000 and $1.0 million, as compared to $658,000 and $2.3 million for the three and nine months ended September 30, 2017, respectively. The decrease mainly reflected the lower pre-tax income (due to the prior year credit to the loan loss provision) and the positive impact of the change in the federal corporate tax rate from 35% to 21% enacted in December 2017.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 9.3% at September 30, 2018 compared to 8.2% at December 31, 2017. Liquidity including readily available off balance sheet funding sources was 18.9% at September 30, 2018 compared to 15.6% at December 31, 2017. The Company’s available total liquidity (readily available plus brokered deposit availability) to total assets ratio was 24.4% at September 30, 2018 compared to 18.3% at December 31, 2017.

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

Capital

The following table illustrates the Company’s and the Bank’s regulatory capital ratios as of September 30, 2018 and December 31, 2017:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	88,781	10.328	74,264	10.092	97,403	11.385	83,711	11.406
Tier 1 Capital (to risk weighted assets)	72,165	8.395	67,959	9.235	90,787	10.612	77,407	10.547
Common Equity Tier 1 Capital (to risk weighted assets)	64,165	7.465	59,959	8.148	90,787	10.612	77,407	10.547
Tier 1 Leverage Capital (to average assets)	72,165	7.847	67,959	8.219	90,787	9.917	77,407	9.360

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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of September 30, 2018, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

The increases in the Bank’s capital ratios as of September 30, 2018 were primarily due to the $10 million issuance of subordinated debt in June 2018. Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain a “well capitalized” classification.

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

Stock Repurchase Program

No shares of Patriot’s common stock were repurchased during the three and nine months period ended September 30, 2018.

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

Simulation analysis is only an estimate of the Company’s interest rate risk exposure at a particular point in time. Management regularly reviews the potential effect changes in interest rates could have on the repayment of rate-sensitive assets and funding requirements of rate-sensitive liabilities.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of September 30, 2018			As of December 31, 2017
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	116,478	(1,486)	(1.3)	89,258	(13,440)	(13.1)
+100	118,338	374	0.3	96,939	(5,758)	(5.6)
BASE	117,964	-	-	102,697	-	-
-100	114,251	(3,713)	(3.1)	105,874	3,177	3.1
-200	109,342	(8,622)	(7.3)	108,657	5,959	5.8

	Net Interest Income - Performance Summary
	September 30, 2018			Year ended December 31, 2017
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	30,747	1,005	3.4	27,936	(937)	(3.2)
+100	30,331	589	2.0	28,454	(420)	(1.5)
BASE	29,742	-	-	28,873	-	-
-100	29,223	(519)	(1.7)	28,830	(43)	(0.2)
-200	28,596	(1,146)	(3.9)	29,271	398	1.4

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the aforementioned officers concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective.

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

Item 5: Other Information

On November 7, 2018, the Bank entered into an agreement (the “OCC Agreement”) with The Comptroller of the Currency (“OCC”), pursuant to which the Bank agreed to take certain actions, including the following:

●

Within 30 days of the date of the OCC Agreement, the Board of the Bank shall appoint a Compliance Committee of at least three directors, a majority of whom shall not be employees or controlling shareholders of the Bank or any of its affiliates. The Compliance Committee shall be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the OCC Agreement;

●

By December 31, 2018, the Board of the Bank shall develop and implement a written program to provide for effective Board and management supervision of the Bank. The program shall address the weaknesses in Board and management supervision;

●

By December 31, 2018, the Board of the Bank shall develop and implement formalized standards governing the performance and compensation of all senior executives and executive management, including that of the Chief Executive Officer;

●

By December 31, 2018, the Board of the Bank shall ensure that it receives and reviews sufficient information from management regarding the operation of the Bank and the Bank’s compliance with the OCC Agreement, to enable the Board to provide oversight and fulfill their fiduciary duties, other responsibilities under law, and in accordance with safe and sound standards. At least annually, the Board of the Bank shall perform an assessment of the adequacy of the information provided by management;

●

The Board of the Bank shall maintain a Lead Independent Director that has sufficient authority and expertise to ensure that the Bank is not subject to undue influence from any executive officer or director;

●

By December 31, 2018, the Board of the Bank shall develop and implement a written, comprehensive conflict of interest policy applicable to the Bank and the Company’s directors, principal shareholders, executive officers, affiliates, and employees;

●

By December 31, 2018, the Board of the Bank shall provide the OCC with a written 3-year strategic and capital plan for the Bank, establishing objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, and capital adequacy, together with strategies to achieve those objectives;

●	By December 31, 2018, the Board of the Bank shall revise and implement an internal audit program that is consistent with safe and sound standards for internal audit;
●

Within 60 days of the date of the OCC Agreement, the Board of the Bank shall revise and implement a written liquidity and asset/liability management policy that is consistent with safe and sound standards for liquidity and asset/liability management;

●	By December 31, 2018, the Board of the Bank shall revise and submit to OCC for review a written program to improve the Bank’s commercial loan administration;
●

Within 60 days of the date of the OCC Agreement, the Board of the Bank shall revise and submit to OCC for review a program designed to ensure the Bank’s leveraged lending policies and procedures conform with safe and sound practices for leveraged lending;

●	By November 30, 2018, the Bank shall revise and submit to OCC for review written policies and procedures for the maintenance of an adequate allowance for loan and lease losses;
●

By December 31, 2018, the Bank shall revise the asset liability management policy to ensure that the Bank management documents, monitors and updates key assumptions used in the Bank’s interest rate risk model that are consistent with safe and sound standards for such models;

As a result of the OCC Agreement, the Bank is designated by the OCC to be in “troubled condition” as set forth in 12 C.F.R. §5.51(c)(7)(ii) and not an “eligible bank” for purposes of 12 C.F.R. §5.3(g) and 12 C.F.R. §24.2(e).

The foregoing description of the terms of the OCC Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the OCC Agreement filed herewith as Exhibit 99(1).

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

4

Form of 6.25% Fixed to Floating Rate Subordinated Note (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)

10(1)	2012 Stock Plan of Patriot National Bancorp, Inc. (incorporated by reference from Annex A to the Proxy Statement on Schedule 14C filed on November 1, 2011)

10(2)

Amended Financial Services Agreement (incorporated by reference to Exhibit 10(a) (20) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 000-29599) filed on August 8, 2014)

10(3)

Agreement and Plan of Merger by and among Patriot National Bancorp, Inc., Patriot Bank, National Association, Prime Bank and Jasper J. Jaser, as stockholders’ representative, dated as of August 1, 2017 (incorporated by reference to Exhibit 10(a) (21) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 11, 2017)

10(4)

Asset Purchase Agreement by and among Hana Small Business Lending, Inc.; Hana ABS  2014-1, LLC; Hana Investment, LLC and Patriot Bank, N.A., dated as of February 2, 2018 (incorporated by reference to Exhibit 10(a) (26) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 30, 2018).

10(5)

Amendment to Asset Purchase Agreement by and among Hana Small Business Lending, Inc.; Hana ABS 2014-1, LLC; Hana Investment, LLC and Patriot Bank, N.A., dated as of August 2, 2018 (incorporated by reference to Exhibit 10(5) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)

10(6)	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certifications

99(1)	Form of the Agreement with The Comptroller of the Currency, dated as of November 7, 2018.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files.

* The certification is being furnished and shall not be deemed filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2018

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer