Form 10-K
period 2018-12-31
PATRIOT NATIONAL BANCORP INC
filed 2019-04-01
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.     Yes   ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

As of June 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price on June 30, 2018 as reported on the NASDAQ Global Market: $26.5 million.

Number of shares of the registrant’s Common stock, $0.01 par value per share, 3,918,910 shares outstanding as of March 20, 2019.

Document Incorporated by Reference

Portions of a definitive proxy or Information statement relating to the registrant’s Annual Meeting of Shareholders to be held in 2019, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated into Part III of this Form 10-K.

PATRIOT NATIONAL BANCORP, INC.

2018 FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2018

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

PART I

ITEM 1. Business

General

Patriot National Bancorp, Inc. (the “Company”), a Connecticut corporation, is a one-bank holding company for Patriot Bank, N.A, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the “Bank”) (collectively, “Patriot”). The Bank received its charter and commenced operations as a national bank on August 31, 1994. The Bank has a total of nine branch offices comprised of eight branch offices located in Fairfield and New Haven Counties, Connecticut and one branch offices located in Westchester County, New York as of December 31, 2018.

On March 11, 2003, the Company formed Patriot National Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company. The Company primarily invested the funds from the issuance of the debt in the Bank. The Bank used the proceeds to fund general operations.

On October 15, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), the Company issued and sold to PNBK Holdings LLC (“Holdings”), an investment limited liability company controlled by Michael Carrazza, 3.36 million shares of its common stock at a purchase price of $15.00 per share (adjusted for a 1-for-10 reverse stock split discussed below) for an aggregate purchase price of $50.4 million. The shares sold to Holdings represented 87.6% of the Company’s then issued and outstanding common stock. In connection with the reverse stock split, the par value of the common stock was changed to $0.01 per share. Also in connection with the sale of the shares, certain directors and officers of both the Company and the Bank resigned. Such directors and officers were replaced with nominees of Holdings and Michael Carrazza became the Chairman of the Board of Directors (the “Board”) of the Company. In January 2018, Holdings transferred 840,000 shares to its investors.

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

On September 28, 2015, the Bank changed its name from Patriot National Bank to Patriot Bank, N.A.

On January 26, 2017, the Board appointed Richard A. Muskus, Jr. President of Patriot. Mr. Muskus had served as Executive Vice President and Chief Lending Officer of the Bank since February 2014. Mr. Muskus’ appointment replaced Peter D. Cureau who was acting as the Interim President and Chief Operating Officer of Patriot and who continued to work with Mr. Carrazza in the office of the Chairman through the first quarter of 2017.

On May 10, 2017, Joseph D. Perillo was appointed as Chief Financial Officer of Patriot effective as of May 9, 2017. Mr. Perillo’s appointment was in response to the resignation of Neil M. McDonnell, who was the Chief Financial Officer of Patriot from January 5, 2016 through May 9, 2017 and who resigned on that date as an Executive Vice President and Chief Financial Officer.

The Bedford branch was closed on February 28, 2018 and its business and staff transferred to the Scarsdale branch.

On May 10, 2018, the Bank completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT (“Prime Bank”). The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut. The results of Prime Bank’s operations are included in the Company’s Consolidated Financial Statements from the date of acquisition.

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

Consumer and commercial deposit accounts offered include: checking, interest-bearing negotiable order of withdrawal (“NOW”), money market, time certificates of deposit, savings, Certificate of Deposit Account Registry Service (“CDARS”), Individual Retirement Accounts (“IRAs”), and Health Savings Accounts (“HSAs”). Other services offered by the Bank include Automated Clearing House (“ACH”) transfers, lockbox, internet banking, bill paying, remote deposit capture, debit cards, money orders, traveler’s checks, and automatic teller machines (“ATMs”). In addition, the Bank may in the future offer other financial services.

The Bank’s branch office locations are summarized as follows:

Branch No.	City	County	State
1	Darien	Fairfield	Connecticut
2	Fairfield	Fairfield	Connecticut
3	Greenwich	Fairfield	Connecticut
4	Milford	New Haven	Connecticut
5	Norwalk	Fairfield	Connecticut
6	Orange	New Haven	Connecticut
7	Stamford	Fairfield	Connecticut
8	Westport	Fairfield	Connecticut
9	Scarsdale	Westchester	New York

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

Patriot became an approved SBA lender at the end of 2017 and was designated a “preferred lender” by the SBA earlier in this year, enabling it to approve loans to small businesses and entrepreneurs more quickly and efficiently. In 2018, Patriot hired people to support new SBA business development in Stamford, Connecticut, Jacksonville, Florida, Atlanta, Georgia, and Indianapolis, Indiana.

Employees

As of December 31, 2018, Patriot had 118 full-time equivalent employees. None of Patriot's employees are covered by a collective bargaining agreement.

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

Under the BHC, the Company is required to file semi-annual reports of its operations with the Fed for the period ended June 30 and for the year ended December 31. Patriot and any of its subsidiaries are subject to examination by the Fed. In addition, the Company will be required to obtain the prior approval of the Fed to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank, or to merge or consolidate with another bank holding company. Moreover, Patriot and any of its subsidiaries are prohibited from engaging in certain tying arrangements, in connection with any extension of credit or provision of any property or services. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on issuing any extension of credit to the Company or any of its subsidiaries, or making any investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. If the Company wants to engage in businesses permitted to financial holding companies, but not to bank holding companies, it would need to register with the Fed as a financial holding company.

The Fed has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that a bank holding company should pay cash dividends only to the extent that the bank holding company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. The Fed has also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Fed, if any of its subsidiaries is classified as “undercapitalized”, the bank holding company may be prohibited from paying dividends.

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

Recent Developments with Regulators

In November 2018 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the OCC. The Agreement states that by December 31, 2018 the Board and the Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the Allowance for Loan Losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement the Bank has also agreed to provide a revised written 3-year strategic and capital plan for the Bank by December 31, 2018. The Bank has provided the documents and policies requested in the Agreement and awaits further assessment by the OCC.

On October 29, 2018, the Company withdrew its initial application to the OCC requesting approval of the acquisition of Hana Small Business Lending, Inc. (“Hana SBL”) pursuant to a purchase agreement entered into on February 6, 2018 and amended on August 2, 2018. As of March 30, 2019, the Company has not received regulatory non-objection.

On March 30, 2019 the Company and Hana SBL mutually agreed to terminate the purchase agreement between the parties.  The termination agreement provides for the release of escrowed funds back to the Company.

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

The market value of real estate can fluctuate significantly in a relatively short period of time, as a result of market conditions in the geographic area in which real estate is located. A significant portion of the Bank’s total loan portfolio is secured by real estate located in Fairfield County, Connecticut and Westchester County, New York, areas historically of high affluence that had been materially impacted by the financial troubles experienced by large financial service companies on Wall Street and other companies during the financial crisis as well as the recent changes in tax laws. Since then, credit markets have become tighter and underwriting standards more stringent and the inability of purchasers of real estate to obtain financing will continue to impact the real estate market. Therefore, these loans may be subject to changes in grade, classification, accrual status, foreclosure, or loss, which could have an effect on the adequacy of the allowance for loan and lease losses.

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

Changes in economic conditions, particularly a continued economic slowdown in Fairfield County, Connecticut and the New York metropolitan area could result in the following consequences, any of which may have a material detrimental effect on the Bank’s business:

●	Increases in:
-	Loan delinquencies;
-	Problem assets and foreclosures; or
●	Decreases in:
-	Demand for the Bank’s products and services;
-	Customer borrowing power that is caused by declines in the value of assets and/or collateral supporting the Bank’s loans, especially real estate.

During the years 2007 through 2009, the general economic conditions and specific business conditions in the United States, including Fairfield County, Connecticut and the New York metropolitan area deteriorated, resulting in increases in loan delinquencies, problem assets and foreclosures, and declines in the value and collateral associated with the Bank’s loans.

During 2010 through 2018, however, the economic climate improved, contributing to decreases in the Bank’s problem assets, delinquencies and foreclosures from the levels experienced in the earlier period of economic turbulence. The Company is unable to predict, however, future economic conditions and their impact on the Company’s business.

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

Patriot’s primary sources of liquidity are the deposits the Bank acquires organically through its branch network and through the brokered deposit market, borrowed funds, primarily in the form of collateralized borrowings from the Federal Home Loan Bank, and the cash flows generated through the collection of loan payments and on mortgage-related securities. In addition, depending on current market conditions, Patriot may have the ability to access the capital markets.

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

On June 29, 2018, the Company entered into certain subordinated note purchase agreements with two institutional accredited investors and completed a private placement of $10 million of fixed-to-floating rate subordinated notes with the maturity date of September 30, 2028 pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Proceeds of $7.8 million were directly contributed to the Bank. The subordinated debt qualifies for Tier 2 Capital of the Company and the funds contributed to the Bank qualify as Tier 1 capital at the Bank.

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

The affirmative covenants contained in the Senior Note agreements are of a general nature and not uncommon in such debt agreements. Management does not anticipate an inability to maintain its compliance with the affirmative covenants contained in the Senior Notes as such compliance is inherent in the Bank’s continued operation and Patriot’s public company status, as well as management’s overall strategic plan.

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

The Company is a separate and distinct legal entity from the Bank. The Company’s primary source of revenue is the dividends it receives from the Bank, which the Company uses to fund its activities, meet its obligations, and remit dividends to its shareholders. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, the Company’s right to participate in a distribution of assets, upon liquidation or reorganization of the Bank or another regulated subsidiary, may be subordinate to claims by the Bank’s or subsidiary's creditors. If the Bank were to be restricted from paying dividends to the Company, the Company’s ability to fund its activities, meet its obligations, or pay dividends to its shareholders might be curtailed. The inability to receive dividends from the Bank could therefore have a material adverse effect on the Company.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table summarizes Patriot’s owned and leased properties, as of December 31, 2018:

Street Address	City	County	State
Owned:
233 Post Road	Darien	Fairfield	Connecticut
1755 Black Rock Turnpike	Fairfield	Fairfield	Connecticut
100 Mason Street	Greenwich	Fairfield	Connecticut
900 Bedford Street	Stamford	Fairfield	Connecticut
999 Bedford Street	Stamford	Fairfield	Connecticut
771 Boston Post Road	Milford	New Haven	Connecticut
50 Charles Street	Westport	Fairfield	Connecticut
50 Church Street	New Haven	New Haven	Connecticut
Leased:
16 River Street	Norwalk	Fairfield	Connecticut
415 Post Road East	Westport	Fairfield	Connecticut
495 Central Park Avenue	Scarsdale	Westchester	New York
7 Old Tavern Road	Orange	New Haven	Connecticut

At December 31, 2018, five branch buildings were owned and four branch facilities were leased. Additionally, the Bank maintains certain operating and administrative service facilities and additional parking at its main branch banking office, which is subject to three distinct lease agreements. Patriot’s lease agreements have terms ranging from one year to fifteen years with thirteen years and six months remaining on the longest lease term. Generally, Patriot’s lease agreements contain rent escalation clauses, and renewals for one or more periods at the Bank’s option.

On May 10, 2018 the Bank completed its acquisition of Prime Bank. The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.

On February 28, 2018, the Bedford branch was closed and its business and staff transferred to the Scarsdale branch.

On May 1, 2017, Patriot completed renovation on 999 Bedford Street, Stamford and moved certain corporate staff and its main branch banking office to this location, which was purchased in November 2014.

In 2014, the Bank purchased two new buildings, which now house the Milford branch and Darien branch.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock is traded on the Nasdaq Global Market under the Symbol “PNBK.”

Holders

There were approximately 313 shareholders of record of the Company’s Common Stock as of December 31, 2018. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

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

On July 17, 2017, the Company announced its intention to make quarterly cash dividend payments. For the year ended December 31, 2018 and 2017, the Company paid cash dividends of $154,000 and $77,000, respectively.

Recent Sales of Unregistered Securities

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

	Period Ending
	2013	2014	2015	2016	2017	2018
Patriot National Bancorp ("PNBK")	100.00%	157.88%	139.90%	135.10%	171.63%	137.02%
Nasdaq Community Bank Index Total Return Index ("XABQ")	100.00%	104.66%	114.65%	159.10%	163.19%	138.83%
S&P 500 Total Return Index ("SP500TR")	100.00%	113.69%	115.26%	129.05%	157.22%	150.33%

ITEM 6. Selected Financial Data

(In thousands, except per share data)
	As of and for the year ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and due from banks	$66,437	48,729	92,289	85,400	73,258
Investment securities	52,253	38,929	36,596	42,472	46,818
Loans, net	772,767	713,350	576,982	479,127	471,984
Total assets	951,696	852,080	756,654	653,355	632,443
Total deposits	743,281	637,439	529,324	444,665	440,889
Total borrowings	130,983	141,369	159,476	142,026	128,066
Total shareholders' equity	69,340	66,749	62,570	61,464	58,735

Operating Data:
Interest and dividend income	$40,375	32,849	25,408	23,741	20,368
Interest expense	12,378	6,956	3,008	2,690	2,970
Net interest income	27,997	25,893	22,400	21,051	17,398
Provision (credit) for loan losses	1,303	(857)	2,464	250	-
Non-interest income	1,627	1,444	1,556	1,551	1,832
Non-interest expense	24,235	21,172	18,355	18,851	18,271
Provision (benefit) for income taxes	890	2,875	1,207	1,358	(14,750)
Net income	$3,196	4,147	1,930	2,143	15,709

Per Share Data:
Basic income per share	$0.82	1.06	0.49	0.55	4.08 (1)
Diluted income per share	$0.82	1.06	0.49	0.55	4.05 (1)

Selected Ratios:
Return on average assets	0.35%	0.54%	0.30%	0.34%	2.81%
Return on average equity	4.64%	6.32%	3.08%	3.55%	32.94%
Average equity to average assets	7.63%	8.48%	9.83%	9.65%	8.53%

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

Allowance for Loan and Lease Losses (ALLL)

The Company maintains an ALLL at a level management believes is sufficient to absorb estimated credit losses incurred as of the report date. Management’s determination of the adequacy of the ALLL is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. As applicable, consideration is given to a variety of factors in establishing these estimates including historical losses, peer and industry data, current economic conditions, the size and composition of the loan portfolio, delinquency statistics, criticized and classified assets and impaired loans, results of internal loan reviews, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, and the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change.

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

Unrealized Gains and Losses on Securities Available-for-sale

The Company receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Available-for-sale debt securities consist primarily of mortgage-backed securities that are guaranteed by the U.S. government. The Company uses various indicators in determining whether a security is other-than-temporarily impaired including, for debt securities, when it is probable that the contractual interest and principal will not be collected, or for equity securities, whether the market value is below its cost for an extended period of time with low expectation of recovery. The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer. For marketable equity securities, the Company considers the issuer’s financial condition, capital strength, and near term prospects to determine whether impairment is temporary or other-than-temporary. The Company also considers the volatility of a security’s price in comparison to the market as a whole and any recoveries or declines in fair value subsequent to the balance sheet date. If management determines that the impairment is other-than-temporary, the entire amount of the impairment, as of the balance sheet date, is recognized in earnings, even if the decision to sell the security has not been made. The fair value of the security becomes the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value. Available-for-sale debt securities were not considered to be other-than-temporarily impaired as of December 31, 2018, 2017, or 2016 because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows to be received, or indicate a loss of value on the underlying collateral, or a loss of financial stability on the part of the issuer. Management concluded that the declines in fair value of the investment portfolio as of the reporting dates is temporary and that values would recover by way of increases in market price or positive changes in market interest rates.

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

Business Combinations
The Company's acquisitions are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding fair values becomes available.

FINANCIAL CONDITION

Assets

The Company’s total assets increased $99.6 million, or 11.7%, from $852.1 million at December 31, 2017 to $951.7 million at December 31, 2018. The growth in assets is primarily attributable to management’s efforts to increase the amount and quality of its loan portfolio through its loan origination activities and by investing in quality loan pools, primarily funded through a growth in deposits.

Following is a detailed discussion and analysis of events and transactions during the years ended December 31, 2018 and 2017 and the impacts that have been realized with respect to Patriot’s financial position.

Cash and cash equivalents

Cash and cash equivalents have increased $17.7 million or 36.3%, from $48.7 million at December 31, 2017 to $66.4 million as of December 31, 2018. The net cash provided primarily due to a $59.7 million increase in deposits, and $37.0 million of proceeds from maturity or sales on available-for-sale securities, and $5.6 million in net cash provided by operations during the period. The cash inflows were partially offset by funding of $47.1 million in purchases of loans and $18.6 million in purchases of available-for-sale securities, and $29.8 million in repayments of FHLB and correspondent bank borrowing.

Investment securities

Patriot’s investment security portfolio has increased $13.9 million or 45.6% from $30.5 million at December 31, 2017 to $44.4 million at December 31, 2018.

The total investment among the existing investment security classes, consisting of U.S. Treasury notes, U.S. Government agency mortgage-backed securities, corporate bonds, subordinated notes, and other investments. This increase was primarily attributable to purchases of $15.6 million of U.S. Government agency mortgage-backed securities and $3.0 million U.S. Treasury notes, which was offset by $2.3 million principal repayments on Government agency mortgage-backed securities, $1.5 million proceeds from maturity of U.S. Treasury notes, and $860,000 change in unrealized losses on the available-for-sale securities. In 2018, the Company sold $35.5 million securities acquired in the Prime Bank transaction, which were sold at the fair value at the acquisition date with no recorded gain or loss.

Loans receivable, net

The following table provides the composition of the Company’s loan portfolio as of December 31, for each of the years shown:

(In thousands)	December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$274,938	35.23%	299,925	41.68%	271,229	46.63%
Residential Real Estate	157,300	20.16%	146,377	20.34%	86,514	14.87%
Commercial and Industrial	191,852	24.58%	131,161	18.23%	60,977	10.48%
Consumer and Other	94,569	12.12%	87,707	12.19%	101,449	17.44%
Construction	46,040	5.90%	47,619	6.62%	53,895	9.27%
Construction to permanent - CRE	15,677	2.01%	6,858	0.94%	7,593	1.31%
Loans receivable, gross	780,376	100.00%	719,647	100.00%	581,657	100.00%
Allowance for loan and lease losses	(7,609)		(6,297)		(4,675)
Loans receivable, net	$772,767		713,350		576,982

The total loans receivable increased $60.8 million or 8.4%, from $719.6 million at December 31, 2017 to $780.4 million at December 31, 2018. The increase in loans receivable included purchases of $21.4 million education loans and $25.6 million of residential real estate loans. In addition, loans totaling $21.6 million were acquired from Prime Bank. Excluding the loan purchases and acquisitions, net loans receivable decreased $5.3 million. The Company continued to demonstrate impressive trajectory in its core competency of loan originations, with approximately $230 million in new loans funded and committed in 2018. As of December 31, 2018, the loan pipeline was strong, and management expects continued growth. The Company will continue to add to the product lines and enhance service offerings to the customers.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents loans receivable, gross by portfolio segment, by contractual maturity as of December 31, 2018:

	Contractual Maturity of Loan Balance
(In thousands)	One year or less	One through Five Years	After Five Years	Total
Loan portfolio segment:
Commercial Real Estate	$47,086	51,138	176,714	274,938
Residential Real Estate	-	9,947	147,353	157,300
Commercial and Industrial	44,776	58,885	88,191	191,852
Consumer and Other	294	5,344	88,931	94,569
Construction	41,427	4,613	-	46,040
Construction to permanent - CRE	-	-	15,677	15,677

Total	$133,583	129,927	516,866	780,376

Fixed rate loans	$33,435	54,942	137,020	225,397
Variable rate loans	100,148	74,985	379,846	554,979

Total	$133,583	129,927	516,866	780,376

Approximately 37.5% of the loan portfolio is variable rate and reprices with changes in interest rates within three months of the rate change. The balance of the loan portfolio is either fixed rate or variable over a longer period of rate change (for example, adjustable rate mortgage loans are generally fixed for 3-5 years and then reprice annually after the fixed period).

All variable rate loans account for 71.1% of the total loan portfolio, which is attractive to the Bank in a period of increasing interest rates.

As a community bank, the Bank is invested in a thriving, robust local economy, which may be subject to the vagaries of general economic conditions. The existing conditions have led an investment in the loan portfolio weighted to Commercial Real Estate and Commercial and Industrial, which accounts for 59.8% of total loans receivable. These loans generally are collateralized by the underlying real estate and supported by personal guarantees of the borrowers.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses increased $1.3 million from $6.3 million at December 31, 2017 to $7.6 million at December 31, 2018. The increase was primarily attributable to $1.0 million provision booked in December 2018, that was associated with one loan stemming from operating cash flow weakness and a collateral shortfall.

Based upon the overall assessment and evaluation of the loan portfolio at December 31, 2018, management believes the allowance for loan and lease losses of $7.6 million, which represents 0.98% of gross loans outstanding, was adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan and lease losses:

(In thousands)	2018	2017	2016

Balance at beginning of the period	$6,297	4,675	5,242
Charge-offs:
Commercial Real Estate	-	-	-
Residential Real Estate	(2)	-	(190)
Commercial and Industrial	-	(265)	(2,977)
Consumer and Other	(33)	(39)	(13)
Construction	-	-	-
Construction to permanent - CRE	-	-	-
Total charge-offs	(35)	(304)	(3,180)
Recoveries:
Commercial Real Estate	7	10	80
Residential Real Estate	2	-	1
Commercial and Industrial	34	2,769	66
Consumer and Other	1	4	2
Construction	-	-	-
Construction to permanent - CRE	-	-	-
Total recoveries	44	2,783	149

Net (recoveries) charge-offs	(9)	(2,479)	3,031
Provision (credit) charged to earnings	1,303	(857)	2,464
Balance at end of the period	$7,609	6,297	4,675

Ratios:
Net (recoveries) charge-offs to average loans	(0.001)%	(0.370)%	0.580%
Allowance for loan and lease losses to total loans	0.975%	0.875%	0.810%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment and the percentage of the loans to total loans:

(In thousands)	2018		2017		2016
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans
Commercial Real Estate	$1,866	35.23%	2,212	41.68%	1,853	46.63%
Residential Real Estate	1,059	20.16%	959	20.34%	534	14.87%
Commercial and Industrial	3,558	24.58%	2,023	18.23%	740	10.48%
Consumer and Other	641	12.12%	568	12.19%	641	17.44%
Construction	350	5.90%	481	6.62%	712	9.27%
Construction to permanent - CRE	108	2.01%	54	0.94%	69	1.31%
Unallocated	27	N/A	-	N/A	126	N/A
Total	$7,609	100.00%	6,297	100.00%	4,675	100.00%

Nonperforming Assets

The following table presents non-accrual and accruing loans which were past due by over 90 days for the dates indicated:

(In thousands)
	December 31,
	2018	2017	2016
Non-accruing loans:
Commercial Real Estate	$3,525	-	-
Residential Real Estate	2,006	3,028	1,590
Commercial and Industrial	4,681	748	231
Consumer and Other	174	2	-
Construction	8,800	-	-
Total non-accruing loans	19,186	3,778	1,821

Loans past due over 90 days and still accruing	1,316	1,356	1,452
Other real estate owned	2,945	-	851
Total nonperforming assets	$23,447	5,134	4,124

Nonperforming assets to total assets	2.46%	0.60%	0.55%
Nonperforming loans to total loans	2.65%	0.72%	0.71%

Non-accrual loans increased $15.4 million, from $3.8 million at December 31, 2017 to $19.2 million at December 31, 2018. The $19.2 million of non-accrual loans at December 31, 2018 is comprised of 23 relationships, for which a specific reserve of $1.5 million has been established. The $3.8 million of non-accrual loans at December 31, 2017 is comprised of eight relationships, for which a specific reserve of $253,000 has been established.

The Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to estimate potential loan impairment.

Premises and equipment

Management continuously reviews its branch locations and corporate offices to improve penetration in targeted markets and increase operating efficiencies.

During the year ended December 31, 2018, construction-in-process decreased approximately $2.1 million or 94.9%. Reduction of the construction-in-process was primarily impacted by the completion of the renovation and build-out of a new branch location in Westport, CT located at 50 Charles Street.

Other Real Estate Owned (“OREO”)

As of December 31, 2018 and 2017, Patriot recorded OREO of $2.9 million and $0 on the Consolidated Balance Sheet, respectively. The 2018 OREO balance consists of two properties, $1.0 million was acquired from the acquisition of Prime Bank in May 2018, and the additional $1.9 million represents the value of one loan receivable due from the mortgagor of a foreclosed residential property that is currently being marketed for sale. No OREO property was sold in 2018. In 2017, Patriot sold the OREO recorded in 2016 and recognized a loss of $9,000.

Deferred Taxes

As of December 31, 2018, Patriot has available approximately $19.6 million of Federal net operating loss carryforwards (“NOL”) that is offset by $15.5 million in §382 limitations imposed by the Internal Revenue Code. The $4.1 million of Federal NOLs are available to offset Patriot’s taxable income for periods up to and through 2032, as these NOLs expire on various dates beginning in 2029.

In 2018, the Bank recorded an uncertain tax position (“UTP”) of $1.1 million related to the utilization of certain federal net operating losses. At December 31, 2017, there were no uncertain tax positions recognized in the Consolidated Financial Statements.

Additionally, Patriot has approximately $51.6 million of NOLs available for Connecticut tax purposes, which may be used to offset up to 50% of taxable income in any year. The NOLs have an approximate fourteen year life.

As of December 31, 2018, Patriot had a $10.9 million deferred tax asset, comprised of multiple temporary differences, in addition to the previously aforementioned NOLs, which management believes will be fully realized in the future. The assessment of the potential realizability of the deferred tax assets is based on observation of the condition and future of the Bank, including:

●	Favorable financial performance over the past three years;
●	Forecasted taxable income for 2019 and future periods;
●	The growth in loan originations and the overall quality of the loan portfolio;
●	Improvements in operations and cost management; and
●	Net operating loss carry-forwards that do not begin to expire until 2029.

There is no guarantee that Patriot will realize the benefits of the NOLs in the future. As such, management continues to evaluate its ability to realize the benefits of the net deferred tax assets and will act accordingly if conditions change.

Deposits

Total deposits increased by $105.8 million or 16.6%, from $637.4 million at December 31, 2017 to $743.3 million at December 31, 2018. The increase included a $45.5 million increase in brokered deposits and a $41.9 million increase in listed time deposits as the Bank utilizes these wholesale funding sources to support growth in its loan portfolio. In addition, $46.2 million of the increase came from the purchase of Prime Bank, which partially offsets a $54.1 million decrease in savings accounts.

Changes in all the deposit accounts may be summarized as:

●	$68.6 million or 100+% increase in money market deposits
●	$45.5 million or 32.9% increase in brokered deposits;
●	$41.9 million or 17.5% increase in time certificates of deposits, which included listed time deposits;
●	$3.3 million or 4.0% increase in non-interest bearing deposits;
●	$624,000 or 2.4% increase in NOW accounts; and
●	$54.1 million or 39.8% decrease in Savings accounts.

Borrowings

Total borrowings declined by $10.4 million or 7.4%, from $141.4 million at December 31, 2017 to $131.0 million at December 31, 2018. Borrowings consist of Federal Home Loan Bank (“FHLB”) advances, senior notes, junior subordinated debentures, and a note payable to the seller from whom the Fairfield branch building was purchased in 2015.

FHLB advances decreased by $20.0 million or 16.7% at December 31, 2018 compared to 2017, which decrease is primarily attributable to the decision to fund balance sheet growth at slightly lower rates in the brokered deposit market. The Bank maintains strong standing with the FHLB and its “Well Capitalized” designation with the FDIC, as provided below.

On June 29, 2018, the Company entered into certain subordinated note purchase agreements with two institutional accredited investors and completed a private placement of $10 million of fixed-to-floating rate subordinated notes with the maturity date of September 30, 2028 pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Proceeds of $7.8 million was directly contributed to the Bank. The subordinated debt qualifies for Tier 2 Capital of the Company and the funds contributed to the Bank qualify as Tier 1 capital at the Bank.

Shareholders’ Equity

Equity increased $2.6 million from $66.7 million at December 31, 2017 to $69.3 million at December 31, 2018, primarily due to $3.2 million of year-to-date net income, $220,000 of equity compensation, which were offset by $671,000 of investment portfolio unrealized loss and $154,000 common stock dividend payments.

Derivatives

In 2018, Patriot entered into two interest rate swaps (“swaps”), one with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The customer swap is matched in offsetting terms to another swap that Patriot entered with an outside third party. These two swaps are reported at fair value in other assets or other liabilities. Patriot’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. A net gain of $98,000 was recognized on the swaps for the year ended December 31, 2018, resulting from one nonperiodic payment to Patriot from the outside third party.

Further discussion of the final derivatives is set forth in Note 19 to the Consolidated Financial Statements.

Average Balances

The following table presents daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for each of the years in the three-year period ended December 31, 2018.

(In thousands)	Year ended December 31,
	2018			2017			2016
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$748,260	37,546	5.02	662,299	31,270	4.72	522,021	24,391	4.67
Investments	45,514	1,796	3.95	38,527	1,365	3.54	37,583	897	2.39
Cash equivalents and other	56,126	1,033	1.84	22,970	214	0.93	33,411	120	0.36

Total interest earning assets	849,900	40,375	4.75	723,796	32,849	4.54	593,015	25,408	4.28

Cash and due from banks	5,080			3,966			3,525
Allowance for loan and lease losses	(6,507)			(5,734)			(6,238)
OREO	748			840			499
Other assets	53,999			50,434			47,501

Total Assets	$903,220			773,302			638,302

Liabilities
Interest bearing liabilities:
Time certificates	$266,902	4,274	1.60	238,056	2,787	1.17	156,638	1,103	0.70
Savings accounts	117,196	995	0.85	143,711	1,160	0.81	127,238	778	0.61
Money market accounts	40,792	549	1.35	14,488	5	0.04	17,989	7	0.04
NOW accounts	24,197	15	0.06	25,088	7	0.03	26,559	8	0.03
Broker deposits	166,994	3,191	1.91	79,610	989	1.24	47,950	346	0.72
Borrowings	108,108	1,634	1.51	107,554	702	0.65	110,319	371	0.34
Senior notes	11,739	915	7.79	11,664	915	7.84	319	25	7.84
Subordinated debt	13,060	767	5.87	8,204	360	4.39	8,248	334	4.05
Note Payable and other	2,037	38	1.87	1,788	31	1.75	1,852	36	1.94

Total interest bearing liabilities	751,025	12,378	1.65	630,163	6,956	1.10	497,112	3,008	0.60

Demand deposits	78,765			75,177			75,311
Other liabilities	4,545			2,393			3,127

Total Liabilities	834,335			707,733			575,550

Shareholders' equity	68,885			65,569			62,752

Total Liabilities and Shareholders' Equity	$903,220			773,302			638,302

Net interest income		27,997			25,893			22,400

Interest margin			3.29			3.58			3.78
Interest spread			3.10			3.44			3.68

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the years ended December 31, 2018 to 2017 and December 31, 2017 to 2016.

(In thousands)	Year ended December 31,
	2018 compared to 2017				2017 compared to 2016
	Increase/(Decrease)				Increase/(Decrease)
	Daily Average Balance	Volume	Rate	Total	Daily Average Balance	Volume	Rate	Total
Interest Earning Assets:
Loans	$85,961	4,148	2,128	6,276	$140,278	6,169	710	6,879
Investments	6,987	246	185	431	944	2	466	468
Cash equivalents and other	33,156	305	514	819	(10,441)	(36)	130	94

Total interest earning assets	126,104	4,699	2,827	7,526	130,781	6,135	1,306	7,441

Interest bearing liabilities:
Time certificates	28,846	734	753	1,487	81,418	572	1,112	1,684
Savings accounts	(26,515)	(215)	50	(165)	16,473	100	282	382
Money market accounts	26,304	10	534	544	(3,501)	(2)	-	(2)
NOW accounts	(891)	-	8	8	(1,471)	(1)	-	(1)
Broker deposits	87,384	1,085	1,117	2,202	31,660	229	414	643
Borrowings	554	4	928	932	(2,765)	(6)	337	331
Senior notes	75	-	-	-	11,345	890	-	890
Subordinated debt	4,856	213	194	407	(44)	(2)	28	26
Note payable and other	249	3	4	7	(64)	(5)	-	(5)

Total interest bearing liabilities	120,862	1,438	3,984	5,422	133,051	1,775	2,173	3,948

Net interest income	$5,242	3,261	(1,157)	2,104	$(2,270)	4,360	(867)	3,493

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years 2018 and 2017

For the year ended December 31, 2018, the Company recorded net income of $3.2 million ($0.82 per share) compared to a net income of $4.1 million ($1.06 per share) for the year ended December 31, 2017.

Income before tax expense was $4.1 million compared to 2017’s income before income tax expense of $7.0 million. Highlights include:

●	Interest and dividend income increased $7.5 million;
●	Net interest income increased $2.1 million;
●	Provision for loan losses increased $2.2 million; and
●	Non-interest expense increased $3.0 million.

The 2018 net income is not comparable to the same period in the prior year due to a $2.8 million credit recovery that was recognized in the first quarter of 2017 and $2.1 million of non-recurring acquisition-related expenses recognized in 2018.

Net interest income

Net interest income is the difference between interest income on interest earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them, respectively.

Net interest income for the years ended December 31, 2018 and 2017 was $28.0 million and $25.9 million, respectively. The increase of $2.1 million in 2018 over the previous year was the result of focused growth and diversification in the loan portfolio which yielded an increase in interest income. Average loan balances increased $86.0 million in 2018 as compared to 2017. Average yields on loans increased slightly from 4.72% in 2017 to 5.02% in 2018.

As loans continued to grow in 2018, so did the need to increase the Bank’s deposit base and liquidity sources. Since the second half of 2016, the Bank has adopted a certificate of deposits (CD) program to attract term deposits at competitive rates. For the year ended December 31, 2018, total interest expense increased $5.4 million compared to the year ended December 31, 2017, primarily driven by $4.1 million increase in interest on deposits as the result of an increase in higher cost brokered and listing service deposits which carry higher rates than retail banking deposits. In addition, interest expense increased $407,000 primarily associated with the subordinated debt issued on June 29, 2018.

Net interest margin for the year ended December 31, 2018 was 3.29% as compared to 3.58% for 2017. The decline in net interest margin reflects the impact of the subordinated debt added on June 29, 2018 and increasing deposit costs associated with higher rates paid on retail deposits and an increased reliance on more expansive wholesale funding sources.

Provision (credit) for loan losses

For the year ended December 31, 2018, provision (credit) for loan losses increased to $1.3 million, as compared to a net credit for loan losses of $857,000 in 2017. The increase of provision (credit) for loan losses in 2018 was the growth in the loan portfolio and an incremental provision recognized in December 2018 associated with a single credit experiencing cash flow difficulty. The credit for loan losses in 2017 represents an insurance recovery for a loan that had been fully reserved in a previous year.

Non-interest income

Non-interest income increased $183,000 from $1.4 million for 2017 to $1.6 million for 2018. The increase was primarily attributable to realized gains on the sale of SBA loans.

Non-interest expense

Non-interest expense increased $3.0 million from $21.2 million for 2017 to $24.2 million for 2018. The increase in non-interest expense was primarily impacted by an increase of $826,000 in salaries and benefits associated with increased staffing, and $1.5 million increase in nonrecurring project costs for merger and tax initiative projects. Excluding project costs, full year 2018 operating expense increased 8% reflecting investments in the organic SBA business and deposit gathering initiatives.

Business Combination

On August 1, 2017, a definitive merger agreement was entered into by and among the Company, Patriot Bank, Prime Bank, a Connecticut bank headquartered in Orange, CT (“Prime Bank”) (PMHV:US) and a stockholder representative of Prime Bank.

On May 10, 2018, the Company completed its acquisition of Prime Bank. The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut. On the acquisition date, Prime Bank had assets with a carrying value of approximately $65 million, including investment securities with a carrying value of $36 million, loans outstanding with a carrying value of approximately $23 million, as well as deposits with a carrying value of approximately $46 million. The results of Prime Bank’s operations are included in the Company’s Consolidated Statement of Income from the date of acquisition.

The acquisition enabled Patriot to expand its consumer and small business relationships, lending operations, and community presence, all of which are expected to improve key operating metrics.

Pending Acquisition and Subsequent Termination

On February 06, 2018, the Company and Hana SBL, a wholly-owned subsidiary of Hana Financial, Inc. (“Hana Financial”) announced the signing of a definitive purchase agreement pursuant to which Patriot would acquire Hana SBL’s SBA Lending business.

On August 2, 2018, the Company, Hana SBL and three wholly-owned subsidiaries of Hana SBL, entered into an amendment to the purchase agreement, pursuant to which the closing date of the above referenced transaction had been extended from August 2, 2018 to August 1, 2019.

On October 29, 2018, the Company withdrew its initial application to the OCC requesting approval of the acquisition of Hana SBL. As of March 30, 2019, the Company has not received regulatory non-objection.

On March 30, 2019 the Company and Hana SBL mutually agreed to terminate the purchase agreement between the parties.  The termination agreement provides for the release of escrowed funds back to the Company.

Comparison of Results of Operations for the years 2017 and 2016

For the year ended December 31, 2017, the Company recorded net income of $4.1 million ($1.06 per share) compared to a net income of $1.9 million ($0.49 per share) for the year ended December 31, 2016. The 2017 full year results represented the strongest earnings year in the Company’s history.

Income before tax expense was $7.0 million in 2017 compared to 2016’s income before income tax expense of $3.1 million. Highlights include:

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

Net interest income for the years ended December 31, 2017 and 2016 was $25.9 million and $22.4 million, respectively. The increase of $3.5 million in 2017 over the previous year as focused growth and diversification in the loan portfolio yielded an increase in interest income. Average loan balances increased $140.3 million in 2017 as compared to the year ended December 31, 2016. Average yields on loans increased slightly to 4.72% in 2017 from 4.67% in 2016.

Average yields on investment securities improved in 2017 to 3.54% from 2.39% in 2016 resulting in higher interest income of $468,000. This increase was primarily due to average higher yield of the subordinated bonds from two creditworthy financial institutions, which were purchased during 2016, each yielding 5% or greater.

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

Provision for loan losses

For the year ended December 31, 2017, provision (credit) for loan losses of $(857,000) decreased $3.3 million from $2.5 million provision in 2016. This is primarily attributable to a single recovery in its Commercial and Industrial portfolio segment. Potential loss on the loan was fully reserved during 2016 and the loan was charged off during the fourth quarter of 2016. In March 2017, the Bank received a $2.8 million insurance recovery, which was recorded as a credit to the allowance for loan and lease losses.

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

LIQUIDITY

The Company’s balance sheet liquidity to total assets ratio was 10.7% at December 31, 2018 compared to 8.2% at December 31, 2017. Liquidity including readily available off-balance sheet funding sources was 19.4% at December 31, 2018 compared to 15.6% at December 31, 2017. The Company’s available total liquidity (readily available plus brokered deposit availability) to total assets ratio was 23.7% at December 31, 2018 compared to 18.3% at December 31, 2017.

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

At December 31, 2018, cash and cash equivalents and unpledged available-for-sale securities amounted to $66.4 million and $32.5 million, respectively.

At December 31, 2018, the Bank had additional borrowing capacity of $49.9 million available from FHLB Boston, which is comprised of $47.9 million of advances and a $2.0 million overnight line of credit. These amounts are in addition to the FHLB advances of $100 million that are outstanding at December 31, 2018. Additionally, the Bank has the ability to borrow from the FRB.

As of December 31, 2018, the maturities of Patriot’s contractual obligations are as follows:

(In thousands)
	Contractual Obligations Due
Contractual Obligation Catgegory	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Certificates of deposit	$222,586	56,658	2,757	-	282,001
Federal Home Loan Bank borrowings	10,000	30,000	60,000	-	100,000
Brokered deposits	152,133	26,120	5,347	-	183,600
Correspondent bank - line of credit	-	-	-	-	-
Senior notes	-	12,000	-	-	12,000
Subordinated debt	-	-	-	10,000	10,000
Junior subordinated debt	-	-	-	8,248	8,248
Note payable	195	401	416	376	1,388
Operating lease obligations	396	772	717	315	2,200

Total contractual obligations	$385,310	125,951	69,237	18,939	599,437

OFF-BALANCE SHEET ARRANGEMENTS

The Bank’s off-balance sheet commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2018, the Bank’s off-balance sheet commitments are as follows:

(In thousands)
12/31/2018
Commitments to extend credit:
Unused lines of credit	$77,120
Undisbursed construction loans	20,679
Home equity lines of credit	19,330
Future loan commitments	61,438
Financial standby letters of credit	1,160
$179,727

REGULATORY CAPITAL REQUIREMENTS

The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at December 31, 2018 and 2017:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)

Total Capital (to risk weighted assets)	89,993	10.377	74,264	10.092	99,204	11.491	83,711	11.406

Tier 1 Capital (to risk weighted assets)	72,373	8.345	67,959	9.235	91,583	10.608	77,407	10.547
Common Equity Tier 1 Capital (to risk weighted assets)	64,373	7.423	59,959	8.148	91,583	10.608	77,407	10.547
Tier 1 Leverage Capital (to average assets)	72,373	7.764	67,959	8.219	91,583	9.823	77,407	9.360

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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. As of December 31, 2018, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of December 31, 2018			As of December 31, 2017
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	122,002	(3,027)	(2.4)	89,258	(13,440)	(13.1)
+100	125,681	652	0.5	96,939	(5,758)	(5.6)
BASE	125,029	-	-	102,697	-	-
-100	120,108	(4,921)	(3.9)	105,874	3,177	3.1
-200	115,924	(9,105)	(7.3)	108,657	5,959	5.8

	Net Interest Income - Performance Summary
	December 31, 2018			Year ended December 31, 2017
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	32,729	1,712	5.5	27,936	(937)	(3.2)
+100	32,179	1,162	3.7	28,454	(420)	(1.5)
BASE	31,017	-	-	28,873	-	-
-100	30,014	(1,003)	(3.2)	28,830	(43)	(0.2)
-200	28,615	(2,402)	(7.7)	29,271	398	1.4

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

ITEM 8. Financial Statements and Supplementary Data

The Financial Statements required by this item are presented in the order shown below, in ITEM 15:

-  Report of Independent Registered Public Accounting Firm - As of and for each of the years ended December 31, 2018 and 2017

-  Report of Independent Registered Public Accounting Firm - For the year ended December 31, 2016

-  Consolidated Balance Sheets as of December 31, 2018 and 2017

-  Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2018

-  Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2018

-  Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2018

-  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2018

-  Consolidated Supplemental Statements of Non-Cash Activity for each of the years in the three-year period ended December 31, 2018

-  Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided below.

The following tables present the summarized quarterly results of operations (unaudited) to the Consolidated Financial Statements for each of the calendar years in the two-year period ended December 31, 2018:

(In thousands, except per share amounts)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2018:
Interest and Dividend Income	$9,312		9,890		10,244		10,929
Interest expense	2,249		2,849		3,456		3,824
Net Interest Income	7,063		7,041		6,788		7,105
Provision for loan losses	185		50		50		1,018
Non-interest income	322		386		354		565
Non-interest expense	5,791	(1)	5,961	(1)	6,047	(1)	6,436	(1)
Income before income taxes	1,409		1,416		1,045		216
Expense (benefit) for Income Taxes	344		380		276		(110)
Net income	$1,065		1,036		769		326

Earnings per share
Basic	$0.27		0.27		0.20		0.08
Diluted(3)	$0.27		0.26		0.20		0.08

Weighted average shares outstanding - Basic	3,900,513		3,903,858		3,904,751		3,907,006
Weighted average shares outstanding - Diluted	3,917,114		3,917,461		3,918,818		3,917,096

2017:
Interest and Dividend Income	$6,924		7,945		8,967		9,013
Interest expense	1,390		1,637		1,915		2,014
Net Interest Income	5,534		6,308		7,052		6,999
(Credit) Provision for loan losses	(1,749)		260		545		87
Non-interest income	277		349		386		432
Non-interest expense	4,694		5,014		5,222		6,242	(2)
Income before income taxes	2,866		1,383		1,671		1,102
Expense for Income Taxes	1,136		579		658		502
Net income	$1,730		804		1,013		600

Earnings per share
Basic	$0.44		0.21		0.26		0.15
Diluted	$0.44		0.21		0.26		0.15

Weighted average shares outstanding - Basic	3,892,726		3,894,128		3,894,237		3,895,763
Weighted average shares outstanding - Diluted	3,896,094		3,901,528		3,903,430		3,904,354

(1)	Includes special project costs of $523,000, $592,000, $653,000, and $330,000, for the quarter ended March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018, respectively.
(2)	Includes special project costs of $39,000 and $601,000 for the quarters ended September 30, 2017 and December 31, 2017, respectively.
(3)	The sum of Earnings (loss) per share - Diluted of each of the quarters in the year ended December 31, 2018 does not agree to the amount of Diluted earnings per share presented on the Consolidated Statement of Operations for the year ended December 31, 2018, due to the impact of rounding to the nearest cent on the amount of Earnings per share - Diluted for the three months ended December 31, 2018 (i.e., the "Fourth Quarter").

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

As used herein, “disclosure controls and procedures” means controls and other procedures of Patriot that are designed to ensure that information required to be disclosed by Patriot in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and regulations. Patriot’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Continual evaluation of the effectiveness of its disclosure controls and procedures is performed by management, with the participation of Patriot’s Chief Executive Officer and Chief Financial Officer. As described more fully in the following section of Item 9A, because of the material weakness in internal control over financial reporting described below, management concluded that Patriot’s disclosure controls and procedures were not effective as of and for the year ended December 31, 2018.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Patriot’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in rules 13a-15(f) and 15d-15f under the Exchange Act. Patriot’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of internal controls over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management concluded that internal control over financial reporting was not effective as of December 31, 2018 as a result of an identified material weakness resulting from the aggregation of control deficiencies in management’s review of the calculation of the allowance for loan losses, which includes the review of the completeness and accuracy of inputs and other information used in the allowance for loan losses calculation, as well as the precision of management’s review over the allowance for loan losses calculation.

Management has reviewed and confirmed that the calculation of the allowance for loan losses included in the December 31, 2018 financial statements did not result in a material misstatement of the consolidated financial statements for any period presented. Management is currently reviewing the control processes around the precision of the preparation and review of the calculation of the allowance for loan losses for completeness and accuracy in light of the material weakness identified and will incorporate any necessary changes to its processes, including expanding the resources dedicated to the preparation and review of the calculations and strengthening the documentation of the support for the underlying assumptions included in the allowance for loan losses calculation.

In accordance with the rules and regulations of the SEC, management’s report on the design and effectiveness of Patriot’s system of internal controls over financial reporting is not subject to attestation by Patriot’s independent registered public accounting firm. The SEC rules and regulations applicable to Patriot only require a report by management. Accordingly, this annual report filed on Form 10-K for the year ended December 31, 2018 does not include an opinion by Patriot’s independent registered public accounting firm regarding management’s system of internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. Other Information

Agreement with the OCC

On November 7, 2018, the Bank entered into an agreement (the “Agreement”) with the OCC, pursuant to which the Bank agreed to take certain actions, including the following:

●

Within 30 days of the date of the Agreement, the Board of the Bank shall appoint a Compliance Committee of at least three directors, a majority of whom shall not be employees or controlling shareholders of the Bank or any of its affiliates. The Compliance Committee shall be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Agreement;

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

●

By December 31, 2018, the Board of the Bank shall ensure that it receives and reviews sufficient information from management regarding the operation of the Bank and the Bank’s compliance with the Agreement, to enable the Board to provide oversight and fulfill their fiduciary duties, other responsibilities under law, and in accordance with safe and sound standards. At least annually, the Board of the Bank shall perform an assessment of the adequacy of the information provided by management;

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
●

Within 60 days of the date of the Agreement, the Board of the Bank shall revise and implement a written liquidity and asset/liability management policy that is consistent with safe and sound standards for liquidity and asset/liability management;

●	By December 31, 2018, the Board of the Bank shall revise and submit to OCC for review a written program to improve the Bank’s commercial loan administration;
●

Within 60 days of the date of the Agreement, the Board of the Bank shall revise and submit to OCC for review a program designed to ensure the Bank’s leveraged lending policies and procedures conform with safe and sound practices for leveraged lending;

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

As a result of the Agreement, the Bank is designated by the OCC to be in “troubled condition” as set forth in 12 C.F.R. §5.51(c)(7)(ii) and not an “eligible bank” for purposes of 12 C.F.R. §5.3(g) and 12 C.F.R. §24.2(e).

Patriot has provided the documents requested in each of the items in the Agreement and awaits further assessment by the OCC. Patriot will continue to respond and address enhancements requested by the OCC, if any.

The foregoing description of the terms of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Agreement filed as Exhibit 99(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 14, 2018, which is incorporated herein by reference.

Termination of Purchase Agreement with Hana SBL

On March 30, 2019, the Company, Hana SBL and three wholly-owned subsidiaries of Hana SBL agreed to terminate a purchase agreement to acquire Hana SBL’s SBA Lending business by the Company, which was entered into by and among the parties on February 06, 2018 and amended on August 2, 2018.  The termination agreement provides for the release of escrowed funds back to the Company.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement or information statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2018.

The Company has previously adopted a Code of Conduct for its senior financial officers, which was filed as Exhibit 14 to the Company’s Annual Report on Form 10 -KSB for the year ended December 31, 2004, filed with the SEC on March 25, 2015. In addition, the Company adopted a Code of Ethics and Conflict of Interest Policy on October 24, 2018, amended as of March 27, 2019, which is filed herewith as Exhibit 14.2. Copies of these codes will be provided to any person so requesting by writing to Patriot National Bancorp Inc., 900 Bedford Street, Stamford, Connecticut 06901, Attn: Joseph D. Perillo, Chief Financial Officer.

ITEM 11. Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2018.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement, to be filed within 120 days following December 31, 2018.

The table below provides information as of December 31, 2018, with respect to the compensation plan under which equity securities of the Company are authorized for issuance to directors, officers or employees.

Plan Category	Number of common shares to be issued upon vesting of restricted shares	Weighted average grant date fair value	Number of common shares available for issuance under the Plan excluding unvested shares

Equity compensation plans approved by security holders	31,790	$14.06	2,870,113

Equity compensation plans not approved by security holders	-	-	-

Total	31,790	$14.06	2,870,113

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2018.

ITEM 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2018.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibits
No.	Description
3(i)	Certificate of Incorporation of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on December 1, 1999)
3(i)(A)

Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 25, 2005)

3(i)(B)

Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 14, 2006)

3(i)(C)

Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc., dated October 6, 2010 (incorporated by reference to Exhibit 3.l to the Company’s Current Report Form 8-K filed on October 21, 2010)

3(ii)	Amended and Restated By-laws of Patriot National Bancorp Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on November 1, 2010)
4

Form of 6.25% Fixed to Floating Rate Subordinated Note (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)

10(a)(2)	2012 Stock Plan of Patriot National Bancorp Inc. (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed on November 1, 2011)
10(a)(20)

Amended Financial Services Agreement, by and between Patriot National Bancorp, Inc. and PNBK Sponsor LLC, dated August 7, 2014 (incorporated by reference to Exhibit 10(a) (20) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 000-29599) filed on August 8, 2014)

10(a)(25)

Agreement and Plan of Merger by and among Patriot National Bancorp, Inc., Patriot Bank, National Association, Prime Bank and Jasper J. Jaser, as stockholders’ representative, dated as of August 1, 2017 (incorporated by reference to Exhibit 10(a) (21) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 11, 2017)

10(a)(26)

Asset Purchase Agreement by and among Hana Small Business Lending, Inc.; Hana ABS  2014-1, LLC; Hana Investment, LLC and Patriot Bank, N.A., dated as of February 2, 2018 (incorporated by reference to Exhibit 10(a) (26) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 30, 2018)

10(a)(27)

Amendment to Asset Purchase Agreement by and among Hana Small Business Lending, Inc.; Hana ABS 2014-1, LLC; Hana Investment, LLC and Patriot Bank, N.A., dated as of August 2, 2018 (incorporated by reference to Exhibit 10(5) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)

10(a)(28)	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)
10(a)(29)

Form of Agreement with The Comptroller of the Currency, dated as of November 7, 2018 (incorporated by reference to Exhibit 99(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 14, 2018)

14.1

Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599)

14.2	Code of Ethics and Conflict of Interest Policy, dated March 27, 2019
21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-29599))

23.1	Consent of RSM US LLP
23.2	Consent of BDO USA LLP
31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101.INS#	XBRL Instance Document
101.SCH#	XBRL Schema Document
101.CAL#	XBRL Calculation Linkbase Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.DEF#	XBRL Presentation Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Patriot National Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

New Haven, Connecticut

April 1, 2019

Report of Independent Registered Public Accounting Firm

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2018	December 31, 2017

ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$7,381	3,582
Interest bearing deposits	59,056	45,147
Total cash and cash equivalents	66,437	48,729
Investment securities:
Available-for-sale securities, at fair value	39,496	25,576
Other investments, at cost	4,963	4,962
Total investment securities	44,459	30,538

Federal Reserve Bank stock, at cost	2,866	2,502
Federal Home Loan Bank stock, at cost	4,928	5,889
Loans receivable (net of allowance for loan and lease losses: 2018: $7,609, 2017: $6,297)	772,767	713,350
Accrued interest and dividends receivable	3,766	3,496
Premises and equipment, net	35,435	35,358
Other real estate owned	2,945	-
Deferred tax asset	10,851	10,397
Goodwill	1,728	-
Core deposit intangible, net	698	-
Other assets	4,816	1,821
Total assets	$951,696	852,080

Liabilities
Deposits:
Noninterest bearing deposits	$84,471	81,197
Interest bearing deposits	658,810	556,242
Total deposits	743,281	637,439

Federal Home Loan Bank and correspondent bank borrowings	100,000	120,000
Senior notes, net	11,778	11,703
Subordinated debt, net	9,723	-
Junior subordinated debt owed to unconsolidated trust, net	8,094	8,086
Note payable	1,388	1,580
Advances from borrowers for taxes and insurance	2,926	2,829
Accrued expenses and other liabilities	5,166	3,694
Total liabilities	882,356	785,331

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2018: 3,984,415 shares issued; 3,910,674 shares outstanding. 2017: 3,973,416 shares issued; 3,899,675 shares outstanding	40	40
Additional paid-in capital	107,095	106,875
Accumulated deficit	(35,790)	(38,832)
Less: Treasury stock, at cost: 2018 and 2017, 73,741 and 73,741 shares, respectively	(1,179)	(1,179)
Accumulated other comprehensive loss	(826)	(155)
Total shareholders' equity	69,340	66,749
Total liabilities and shareholders' equity	$951,696	852,080

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016

Interest and Dividend Income
Interest and fees on loans	$37,546	31,270	24,391
Interest on investment securities	1,306	982	544
Dividends on investment securities	490	383	353
Other interest income	1,033	214	120
Total interest and dividend income	40,375	32,849	25,408

Interest Expense
Interest on deposits	9,024	4,948	2,242
Interest on Federal Home Loan Bank borrowings	1,634	702	371
Interest on senior debt	915	915	25
Interest on subordinated debt	767	360	334
Interest on note payable and other	38	31	36
Total interest expense	12,378	6,956	3,008

Net interest income	27,997	25,893	22,400

Provision (Credit) for Loan Losses	1,303	(857)	2,464

Net interest income after provision (credit) for loan losses	26,694	26,750	19,936
Non-interest Income
Loan application, inspection and processing fees	51	73	180
Deposit fees and service charges	524	590	600
Gains on sale of loans	162	4	-
Rental Income	413	399	414
Other income	477	378	362
Total non-interest income	1,627	1,444	1,556

Non-interest Expense
Salaries and benefits	11,741	10,915	9,489
Occupancy and equipment expense	3,159	3,133	3,110
Data processing expense	1,313	1,139	939
Professional and other outside services	2,177	2,050	1,747
Merger and tax initiative project expenses	2,098	640	-
Advertising and promotional expense	258	322	394
Loan administration and processing expense	93	63	54
Regulatory assessments	1,142	844	603
Insurance expense	90	233	222
Communications, stationary and supplies	503	381	402
Other operating expense	1,661	1,452	1,395
Total non-interest expense	24,235	21,172	18,355

Income before income taxes	4,086	7,022	3,137

Provision for Income Taxes	890	2,875	1,207

Net income	$3,196	4,147	1,930

Basic earnings per share	$0.82	1.06	0.49
Diluted earnings per share	$0.82	1.06	0.49

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year Ended December 31,
	2018	2017	2016

Net income	$3,196	4,147	1,930
Other comprehensive income
Unrealized holding (loss) gain on securities	(860)	(64)	52
Income tax effect	189	25	(20)

Reclassification for realized losses on sale of investment securities	-	6	-
Income tax effect	-	(2)	-
Total other comprehensive (loss) income	(671)	(35)	32
Comprehensive income	$2,525	4,112	1,962

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2015	3,956,207	$40	106,568	(44,832)	(160)	(152)	61,464
Comprehensive income:
Net income	-	-	-	1,930	-	-	1,930
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	-	-	32	32
Total comprehensive income	-	-	-	1,930	-	32	1,962
Purchase of treasury stock	(72,471)	-	-	-	(1,017)	-	(1,017)
Share-based compensation expense	-	-	161	-	-	-	161
Vesting of restricted stock	8,161	-	-	-	-	-	-
Balance at December 31, 2016	3,891,897	$40	106,729	(42,902)	(1,177)	(120)	62,570
Comprehensive income:
Net income	-	-	-	4,147	-	-	4,147
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	-	-	(35)	(35)
Total comprehensive income	-	-	-	4,147	-	(35)	4,112
Purchase of treasury stock	(100)	-	-	-	(2)	-	(2)
Common stock dividends	-	-	-	(77)	-	-	(77)
Share-based compensation expense	-	-	146	-	-	-	146
Vesting of restricted stock	7,878	-	-	-	-	-	-
Balance at December 31, 2017	3,899,675	$40	106,875	(38,832)	(1,179)	(155)	66,749
Comprehensive income:
Net income	-	-	-	3,196	-	-	3,196
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	-	-	(671)	(671)
Total comprehensive income	-	-	-	3,196	-	(671)	2,525
Common stock dividends	-	-	-	(154)	-	-	(154)
Share-based compensation expense	-	-	220	-	-	-	220
Vesting of restricted stock	10,999	-	-	-	-	-	-
Balance at December 31, 2018	3,910,674	$40	107,095	(35,790)	(1,179)	(826)	69,340

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2018	2017	2016

Cash Flows from Operating Activities:
Net income	$3,196	4,147	1,930
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	15	86	131
Amortization and accretion of purchase loan premiums and discounts	523	650	219
Amortization of debt issuance costs	97	82	9
Provision (credit) for loan losses	1,303	(857)	2,464
Depreciation and amortization	1,486	1,269	1,209
Amortization of core deposit intangible	50	-	-
Loss on sales of available-for-sale securities	-	(6)	-
Share-based compensation	220	146	161
(Increase) decrease in deferred income taxes	(265)	2,258	1,111
Net (gain) loss on sale or acquisition of other real estate owned	-	9	(11)
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(270)	(770)	(716)
Increase in other assets	(981)	(2)	(657)
Increase (decrease) in accrued expenses and other liabilities	211	278	(1,325)
Net cash provided by operating activities	5,585	7,290	4,525

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	37,032	16,929	7,870
Principal repayments on available-for-sale securities	2,267	2,361	-
Purchases of available-for-sale securities	(18,562)	(20,576)	(3,000)
Purchases of other investments	(513)	(512)	-
Proceeds from maturity of other investments	512	-	-
Purchases of Federal Reserve Bank stock	(364)	(393)	(34)
Redemptions (purchases) of Federal Home Loan Bank stock	961	(280)	961
Decrease (increase) in originated loans receivable, net	5,259	(63,139)	(49,373)
Purchases of loans receivable	(47,074)	(73,022)	(52,005)
Purchase of premises and equipment	(1,142)	(3,060)	(3,529)
Proceeds from sale of other real estate owned	-	842	-
Escrow deposit for pending acquisition	(500)	-	-
Net cash used in business combination	(5,071)	-	-
Net cash used in investing activities	(27,195)	(140,850)	(99,110)

Cash Flows from Financing Activities:
Increase in deposits, net	59,658	108,115	84,659
Repayments of FHLB and correspondent bank borrowings	(29,800)	(18,000)	6,000
Proceeds from issuance of subordinated note, net	9,709	-	-
Proceeds from issuance of senior notes, net	-	-	11,708
Principal repayments of note payable	(192)	(189)	(185)
Decrease in advances from borrowers for taxes and insurance	97	153	309
Purchases of treasury stock	-	(2)	(1,017)
Dividends paid on common stock	(154)	(77)	-
Net cash provided by financing activities	39,318	90,000	101,474

Net decrease in cash and cash equivalents	17,708	(43,560)	6,889

Cash and cash equivalents at beginning of period	48,729	92,289	85,400

Cash and cash equivalents at end of period	$66,437	48,729	92,289

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)	Year Ended December 31,
Supplemental Disclosures of Cash Flow Information:	2018	2017	2016

Cash paid for interest	$11,246	6,424	3,413
Cash paid for income taxes	$1,243	515	360

Purchase of premises and equipment	$415	808	1,018
Increase in accrued expense and other liabilities	(415)	(808)	(1,018)
	-	-	-

Transfers of loans receivable to other real estate owned	$1,954	-	840

Increase in debt issuance costs	-	-	82
Increase in accrued expense and other liabilities	-	-	(82)
	$-	-	-

Business Combination Non-Cash Disclosures
Assets acquired in business combination (net of cash received)	$60,173	-	-
Liabilities acquired in business combination	$56,123	-	-
Contingent liability assumed in business combination	$707	-	-

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

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

On May 10, 2018 the Bank completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT (“Prime Bank”). The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut. The results of Prime Bank’s operations are included in the Company’s Consolidated Financial Statements from the date of acquisition.

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets, and accounting for the business combination as certain of Patriot’s more significant accounting policies and estimates, in that they are critical to the presentation of Patriot’s financial condition and results of operations. As they concern matters that are inherently uncertain, these estimates require management to make subjective and complex judgments in the preparation of Patriot’s Consolidated Financial Statements.

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

Cash and cash equivalents

Patriot considers all short-term, highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and due from banks, federal funds sold, and short-term investments are recognized as cash equivalents in the Consolidated Balance Sheets.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

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

Included in the Bank’s investment portfolio are shares in the FHLB and FRB of $7.8 million and $8.4 million as of December 31, 2018 and 2017, respectively. Management has evaluated its investment in the capital stock of the FHLB and FRB for impairment, based on the aforementioned criteria, and has determined that as of December 31, 2018 and 2017 there is no impairment of its investment in either the FHLB or FRB.

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

At December 31, 2018 and 2017, the Bank’s investment portfolio includes a $4.5 million investment in the Solomon Hess SBA Loan Fund (“SBA Fund”). The Bank uses this investment to satisfy its Community Reinvestment Act lending requirements. At December 31, 2018 and 2017, the investment in the SBA Fund is reported in the Consolidated Balance Sheets at cost, which management believes approximates fair value.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

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

Acquired Impaired Loans- Purchase Credit Impaired “PCI” Loans

Acquired loans that exhibit evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as PCI loans under Accounting Standards Codification (“ASC”) 310-30. The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is accreted into interest income over the remaining life of the loans using the interest method. The difference between contractually required payments at acquisition and the undiscounted cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses and other contractually required payments that the Company does not expect to collect. Subsequent decreases in expected cash flows are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan losses. Subsequent improvements in expected cash flows result in a recovery of previously recorded allowance for loan and lease losses or a reversal of a corresponding amount of the non-accretable discount, which the Company then reclassifies as an accretable discount that is accreted into interest income over the remaining life of the loans using the interest method.

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

Acquired Non-impaired Loans

Acquired loans that do not meet the requirements under ASC 310-30 are considered acquired non-impaired loans. The difference between the acquisition date fair value and the outstanding balance represents the fair value adjustment for a loan and includes both credit and interest rate considerations. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to net interest income (or expense) over the loan’s remaining life in accordance with ASC 310-20. Fair value adjustments for revolving loans are accreted (or amortized) using a straight-line method. Term loans are accreted (or amortized) using the constant effective yield method.

Subsequent to the purchase date, the methods used to estimate the allowance for loan losses for the acquired non-impaired loans are consistent with the policy for allowance for loan losses described below.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Allowance for loan and lease losses

The allowance for loan and lease losses (“ALLL”) is regularly evaluated by management, based upon the nature and volume of the loan portfolio, periodic review of loan collectability using historical experience rates, adverse situations potentially affecting individual borrowers’ ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions on overall segments of the loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The non-specific ALLL by loan segment is calculated using a systematic methodology, consisting of a quantitative and qualitative analytical component, applied on a quarterly basis to homogeneous loans. The model is comprised of six distinct loan portfolio segments: Commercial Real Estate, Residential Real Estate, Commercial and Industrial, Consumer and Other, Construction, and Construction to Permanent – Commercial Real Estate (“Construction to permanent – CRE”).

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

Management’s ALLL process first applies historical loss rates to pools of loans with homogeneous risk characteristics. Loss rates are calculated by historical charge-off rates that have occurred within each pool of homogenous loans over its loss emergence period (“LEP”). The LEP is an estimate of the average amount of time from the point at which a loan loss is incurred to the point in time at which the loan loss is confirmed. In general, the LEP will be shorter in an economic slowdown or recession and longer during times of economic stability or growth, when adverse conditions are not generally applicable across a class of borrowers and individual customers are better able to manage deteriorating conditions.

Another key assumption is the look-back period (“LBP”), which represents the historical data period utilized to calculate loss rates. A three-year LBP is used for each loan segment, in order to capture relevant historical data believed to reflect losses inherent in the loan segment portfolios.

After considering the historic loss calculations, management applies additional qualitative adjustments to the ALLL to reflect the inherent risk of loss that exists in the loan portfolio at the balance sheet date. Qualitative adjustments are made based upon changes in economic conditions, loan portfolio and asset quality data, and credit process changes, such as credit policies or underwriting standards. Evaluation of the ALLL requires considerable judgment, in order to adequately estimate and provide for the risk of loss inherent in the loan portfolio segments.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Patriot provides for loan losses by consistently applying the documented ALLL methodology. Loan losses are charged to the allowance as incurred and recoveries are credited to the ALLL. Additions to the ALLL are charged against income, based on various factors which, in management’s judgment, deserve current recognition in estimating probable losses. Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, Patriot will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less costs to sell, for collateral dependent loans. Subsequent recoveries, if any, are credited to the ALLL. Patriot regularly reviews the loan portfolio and makes adjustments for loan losses, in order to maintain the allowance for loan losses in accordance with US GAAP. The allowance for loan losses consists primarily of the following three components:

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

(2)

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into homogeneous risk characteristics, primarily loan type and, if collateral dependent, LTV ratio. Management applies an estimated loss rate to each pool of homogeneous loans. The loss rates applied are based on Patriot’s three-year loss LBP adjusted, as appropriate, for the factors discussed above. The evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions. Actual loan losses may be more or less than the ALLL management established which could have an effect on Patriot’s financial results.

In addition, a risk rating system is utilized to evaluate the general component of the ALLL. Under this system, management assigns risk ratings between one and eleven. Risk ratings are assigned based upon the recommendation of the credit analyst and the originating loan officer. The risk ratings are reviewed and confirmed by the management loan committee of the Board of Directors (the “Loan Committee”). Risk ratings are established at the initiation of transactions and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and the Loan Committee.

(3)

An unallocated component is maintained in the ALLL to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the ALLL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies applied to estimating specific and general losses in the loan portfolio.

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

In the third quarter of 2018, the Company changed its methodology to estimate its allowance for loan losses.

The Bank further segmented its loan pools by Pass, Special Mention, and Substandard risk ratings and assigned additional risk premiums to each group. The qualitative and economic factors for all of the pools and subsegments were also evaluated, with Pass loans receiving adjustments to reflect their credit profile relative to the non-impaired criticized assets.  These adjustments generally flow through the qualitative factors addressing severity of past due loans and other similar conditions and the nature and volume of the portfolio and terms of the loans.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The Bank’s leveraged lending portfolio was evaluated relative to the rest of the Commercial & Industrial (“C&I”) pool and an additional risk premium was assigned to those loans in aggregate, and is reflected in the “commercial and industrial” category in the ALLL calculation. These loans were isolated due their risk parameters and profile, including higher leverage than the rest of the Bank’s C&I portfolio.

The change in methodology resulted in better alignment of the credit characteristics of the various risk grades and loan types with the calculated allowance. The provision of $1.3 million in 2018 incorporated these changes.

Acquired loans are marked to fair value on the date of acquisition and are evaluated on a quarterly basis to ensure the necessary purchase accounting updates are made in parallel with the allowance for loan loss calculation. Acquired loans that have been renewed since acquisition are included in the allowance for loan loss calculation since these loans have been underwritten to the Bank’s guidelines. Acquired loans that have not been renewed since acquisition, or that have a PCI mark, are excluded from the allowance for loan loss calculation.

While Patriot uses the best information available to evaluate the ALLL, future adjustments to the ALLL may be necessary if conditions differ or substantially change from the information used in making the evaluation. In addition, as an integral part of its regulatory examination process, the Office of the Comptroller of the Currency (the "OCC") will periodically review the ALLL. The OCC may require Patriot to adjust the ALLL based on its analysis of information available at the time of its examination.

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

Write-downs of foreclosed properties that are required upon transfer to OREO are charged to the ALLL. Thereafter, an allowance for OREO losses is established for any further declines in the property’s value. These losses are included in non-interest expenses in the Consolidated Statements of Income.

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

Core deposit intangibles are amortized on straight-line basis over a 10-year period because that is managements’ conservative estimate of the period Patriot will benefit from Prime Bank’s stable deposit base comprised of funds associated with long-term customer relationships.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or the circumstances indicate there may be impairment. The annual impairment test is conducted as of November annually. The implied fair value of goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value over fair value. The fair value of each reporting unit is compared to the carrying amount of such reporting unit in order to determine if impairment is indicated. There was no goodwill impairment at December 31, 2018.

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

Income taxes

Patriot recognizes income taxes under the asset and liability method. Under this method, deferred taxes are recognized for the estimated tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and loss carry forwards. Deferred tax assets (“DTA”s) and liabilities (“DTL”s) are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on DTAs and DTLs of a change in tax rates is recognized in income in the period that includes the enactment date.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act reduces the corporate tax rate to 21% from 35%, and companies are required to recognize the effect of the tax law changes in the period of enactment in accordance with GAAP. As a result of the change in tax rates the Company revalued its deferred tax assets to reflect realization at the lower rate in December 2017, the date the law was enacted. The impact of this adjustment was a provisional increase to income tax expense of $2.8 million and reduction in the Bank's DTA for the year ended December 31, 2017.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. When comparing 2018 and 2017 to prior periods, management noted improvements in the results of operations, forecasted future period taxable income, the overall quality of the loan portfolio, continued efforts to reduce and control operating expenses, and net operating loss carry-forwards that do not begin to expire until the year 2030. Based upon this evidence, management concluded there was no need for a valuation allowance as of December 31, 2018 and 2017.

Management will continue to evaluate its ability to realize the net deferred tax asset. Future evidence may indicate that it is more likely than not that a portion of the net deferred tax asset will not be realized at which point the valuation allowance may need to be increased.

Patriot had a net deferred tax asset of $10.9 million at December 31, 2018 as compared to a net deferred tax asset of $10.4 million at December 31, 2017.

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

In 2018, the Bank recorded an uncertain tax position (“UTP”) of $1.1 million related to the utilization of certain federal net operating losses. At December 31, 2017, there were no uncertain tax positions recognized in the Consolidated Financial Statements. Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

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

Segment reporting

Patriot’s only business segment is Community Banking. During the years ended December 31, 2018, 2017 and 2016, this segment represented all the revenues and income of Patriot.

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

Derivatives

In 2018, Patriot entered into two interest rate swaps (“swaps”), one with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The customer swap is matched in offsetting terms to another swap that Patriot entered into with an outside third party. These two swaps are reported at fair value in other assets or other liabilities. Patriot’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income.

The credit risk associated with derivatives executed with customers is similar as that involved in extending loans and is subject to normal credit policies. Collateral is obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in noninterest income on the consolidated statement of income.

Neither of the two swaps entered into in 2018 are designated as cash flow hedges.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Advertising Costs

Patriot's policy is to expense advertising costs in the period in which they are incurred.

Revenue Recognition

ASC 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

●

Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

●

Other non-interest income primarily includes items such as letter of credit fees, dividends on FHLB and FRB stock and other general operating income, none of which are subject to the requirements of ASC 606.

Recently Adopted and Issued Accounting Standards

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

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

ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the classification of certain specific transactions presented on the Statement of Cash Flows, in order to improve consistency across entities. Debt prepayment or extinguishment, debt-instrument settlement, contingent consideration payments post-business combination, and beneficial interests in securitization transactions are specific items addressed by this ASU that may affect the Bank. Additionally, the ASU codifies the predominance principle for classifying separately identifiable cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. As of December 31, 2018, Patriot did not have any debt prepayment or extinguishment, debt-instrument settlement, or beneficial interests in securitization transactions. Contingent consideration payments post-business combination were classified as a specific item under cash flows from financing activities.

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The purpose of the standard is to improve consistency and comparability among companies with respect to the reporting of changes in restricted cash and cash equivalents on the Statement of Cash Flows. The ASU requires the Statement of Cash Flows to include all changes in total cash and cash equivalents, including restricted amounts, and to the extent restricted cash and cash equivalents are presented in separate line items on the Balance Sheet, disclosure reconciling the change in total cash and cash equivalents to the amounts shown on the Balance Sheet are required. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. As of December 31, 2018 and December 31, 2017, Patriot did not have restricted cash and cash equivalents separately disclosed on its Balance Sheet. In the future, if Patriot’s activities warrant presenting separate line items on its Balance Sheet for restricted cash and cash equivalents, management does not envision any difficulties implementing the requirements of ASU 2016-18, as applicable.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

ASU 2018-02

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: This update requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate. The amount of the reclassification would be the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate tax rate. The amendments would be effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments would be permitted including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued and all other entities for reporting periods for which financial statements have not yet been made available for issuance. An entity would apply the amendments in the update retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company elected to adopt this update as of December 31, 2018. This ASU did not have a material impact on the Company’s Consolidated Financial Statements.

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

ASU 2018-05
ASU 2018-05 - Income Taxes (Topic 740): Amendment to clarify situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Tax Cuts and Jobs Act for the reporting period. As of December 31, 2017, the Company partially completed the accounting for the tax effects of enactment of the Tax Cuts and Jobs Act, and management made reasonable estimates of the effects of a reduced federal corporate income tax rate on its existing deferred tax balances. The Company continues to make and refine its calculations during the one-year re-measurement period.

Accounting Standards Issued But Not Yet Adopted

ASU 2016-02
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU was issued to improve the financial reporting of leasing activities and provide a faithful representation of leasing transactions and improve understanding and comparability of a lessee's financial statements. The amendments in this ASU require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. In July 2018, the FASB issued a subsequent update which introduced a new transition method, under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance will be effective for the Company on January 1, 2019, with early adoption permitted. Management has elected the transition practical expedient option. There was no significant impact of cumulative-effect adjustment to the opening balance of retained earnings at the time of adoption on January1, 2019.The standard will have a material impact on the Company's Consolidated Balance Sheets, but will not have an impact on its Consolidated Income Statements. The most significant impact will be recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases, while the accounting for finance leases will remain substantially unchanged. The Company is expecting the addition of $3.4 million in right-of-use assets and lease liabilities to be added its Consolidated Balance Sheets.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

ASU 2017-12

"Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 was issued to ease the burden associated with assessing hedge effectiveness and to promote better financial statement alignment of the recognition and presentation of the effects of the hedging instrument and the hedged item. This guidance requires entities to present the earnings effect of the hedging instrument in the same income statement line item with the earnings effect on the hedged item. In October 2018, FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financial Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU 2018-16 was issued to expand the list of benchmark interest rates for hedge accounting. The effective date for the amendment is the same as the effective date for ASU 2017-12. For public business entities, ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 and ASU 2018-16 are not expected to have any impact on the Consolidated Financial Statements.

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

The acquisition will enable Patriot to expand its consumer and small business relationships, lending operations, and community presence, all of which will improve key operating metrics. The goodwill recognized results from the expected synergies and potential earnings from this combination, including some future cost savings related to the operations of Prime Bank. Patriot incurred $707,000 acquisition costs, charged to operations during the year ended December 31, 2018. The acquisition costs are included in merger and tax initiative project expenses in the Consolidated Statements of Income.

The assets acquired and liabilities assumed from Prime Bank were recorded at their fair value as of the closing date of the acquisition. Goodwill of $2.1 million was recorded at the time of the acquisition, and was adjusted to $1.7 million as of December 31, 2018, primarily due to updating of fair value of the core deposit intangibles and adjustment of cash and contingent considerations. The goodwill is all deductible for income taxes over 15 years.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The following table summarizes the consideration paid by the Company in the merger with Prime Bank and the estimated fair values of the assets acquired and liabilities assumed recognized at the acquisition date and subsequent measurement period adjustments:

(In thousands)	Initially Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values
Consideration Paid
Cash consideration	$5,888	$335	$6,223
Contingent consideration	1,761	(1,054)	707

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,152	$-	$1,152
Securities	35,532	-	35,532
Loans	21,605	(223)	21,382
Premises and equipment	6	-	6
Other real estate owned	991	-	991
Core deposit intangibles	552	196	748
Other assets	1,514	-	1,514
Total assets acquired	$61,352	$(27)	$61,325

Deposits	46,184	-	46,184
Borrowings	9,800	-	9,800
Other liabilities	111	28	139
Total liabilities assumed	$56,095	$28	$56,123
Identifiable net assets acquired	$5,257	$(55)	$5,202

Goodwill resulting from acquisition	$2,392	$(664)	$1,728

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

Pursuant to a letter agreement, Patriot will make payments for up to one year after the acquisition date. These additional payments (contingent consideration) are to be determined based on the curing of certain loan deficiencies. On August 29, 2018 Patriot paid $1.28 million to the shareholders of Prime Bank pursuant to the agreement. The maximum remaining amount payable under the letter agreement is $1.57 million and the liability under the agreement is currently estimated to be $707,000. This estimate has been measured based on Patriots assessment of the probability that certain loans are cured in accordance with the agreement.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

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

The nature of the measurement period adjustments noted in the table above were a result of a series of payments in August 2018 and pursuant to ongoing negotiations between the parties, and information obtained subsequent to our initial reporting of provisional fair values but prior to finalizing our fair values as of December 31, 2018. Such information was determined to be a condition in existence as of acquisition date. There were no income effects resulting from the recorded measurement period adjustments for the year ended December 31, 2018.

Information on goodwill for the year ended December 31, 2018 is as follows:

(In thousands)	For the Year Ended December 31, 2018

Balance, resulting from acquisition	$1,728
Impairment	-
Balance, end of period	$1,728

The Company tests for goodwill impairment annually as of November 30th. No impairment was required to be recorded on goodwill for 2018.

The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below. The remaining net intangible asset as of December 31, 2018 will be amortized over a period of approximately 10 years.

(In thousands)	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset

December 31, 2018
Core deposit intangible	$748	50	698

Pending Acquisition and Subsequent Termination

On February 6, 2018, the Company, Hana Small Business Lending, Inc. (“Hana SBL”), a wholly-owned subsidiary of Hana Financial, Inc. (“Hana Financial”), and three wholly-owned subsidiaries of Hana SBL entered into a definitive purchase agreement pursuant to which Patriot would acquire Hana SBL’s small business administration (“SBA”) lending business.

On August 2, 2018, the Company, Hana SBL and three wholly-owned subsidiaries of Hana SBL, entered into an amendment to the purchase agreement, pursuant to which, the closing date of the above referenced transaction had been extended from August 2, 2018 to August 1, 2019.

On October 29, 2018 the Company withdrew its initial application to the OCC requesting approval of the acquisition of Hana SBL.  As of March 30, 2019, the Company has not received regulatory non-objection.

On March 30, 2019 the Company and Hana SBL mutually agreed to terminate the purchase agreement as amended between the parties.  The termination agreement provides for the release of escrowed funds back to the Company.

To date the Company incurred $1.15 million of merger and acquisition expenses related to the Hana SBL acquisition for the year ended December 31, 2018.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 3.	Restrictions on Cash and Due from Banks

Federal Reserve System regulations require depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks. The Board of Governors of the Federal Reserve System generally makes annual adjustments to the tiered cash reserve requirements. Based on Patriot’s deposits in transaction accounts, which were less than the exemption amount of $16 million, the Bank was not subject to a reserve requirement as of December 31, 2018 and 2017.

Note 4.	Available-for-sale securities

At December 31, 2018 and 2017, the amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of available-for-sale securities was as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2018:
U. S. Government agency mortgage-backed securities	$20,626	43	(196)	20,473
Corporate bonds	14,000	-	(1,026)	12,974
Subordinated notes	4,500	64	-	4,564
U.S. Treasury notes	1,484	1	-	1,485
	$40,610	108	(1,222)	39,496

December 31, 2017:
U. S. Government agency mortgage-backed securities	$7,330	-	(106)	7,224
Corporate bonds	14,000	-	(196)	13,804
Subordinated notes	4,500	48	-	4,548
	$25,830	48	(302)	25,576

The following table presents available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of December 31, 2018 and 2017:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
December 31, 2018:
U. S. Government agency mortgage-backed securities	$8,024	(38)	5,422	(158)	13,446	(196)
Corporate bonds	-	-	12,974	(1,026)	12,974	(1,026)
	$8,024	(38)	18,396	(1,184)	26,420	(1,222)

December 31, 2017:
U. S. Government agency mortgage-backed securities	$4,118	(13)	3,106	(93)	7,224	(106)
Corporate bonds	13,804	(196)	-	-	13,804	(196)
	$17,922	(209)	3,106	(93)	21,028	(302)

At December 31, 2018 and 2017, ten out of sixteen and nine out of eleven available-for-sale securities had unrealized losses with an aggregate depreciation of 4.4% and 1.4% from amortized cost, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Management believes that none of the losses on available-for-sale securities noted above constitute an OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Since it is not more-likely-than-not that Patriot would be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of December 31, 2018.

At December 31, 2018 and 2017, available-for-sale securities of $7.0 million and $6.7 million were pledged primarily to secure municipal deposits, respectively. In 2018, available-for-sale securities of $5.5 million were pledged to the FRB of New York, and $1.5 million were pledged to St. Louis Fed. In 2017, $6.7 million available-for sale securities were pledged to the FRB of New York.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at December 31, 2018. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
December 31, 2018:
Corporate bonds	$-	9,000	5,000	14,000	-	8,537	4,437	12,974
Subordinated notes	-	4,500	-	4,500	-	4,564	-	4,564
U.S. Treasury notes	1,484	-	-	1,484	1,485	-	-	1,485
Available-for-sale securities with single maturity dates	1,484	13,500	5,000	19,984	1,485	13,101	4,437	19,023
U. S. Government agency mortgage-backed securities	6,842	5,668	8,116	20,626	6,844	5,530	8,099	20,473
	$8,326	19,168	13,116	40,610	8,329	18,631	12,536	39,496

December 31, 2017:
Corporate bonds	$-	9,000	5,000	14,000	-	8,928	4,876	13,804
Subordinated notes	-	4,500	-	4,500	-	4,548	-	4,548
Available-for-sale securities with single maturity dates	-	13,500	5,000	18,500	-	13,476	4,876	18,352
U. S. Government agency mortgage-backed securities	-	3,200	4,130	7,330	-	3,107	4,117	7,224
	$-	16,700	9,130	25,830	-	16,583	8,993	25,576

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 5.	Loan Receivables and Allowance for Loan and Lease Losses

As of December 31, 2018 and 2017, loans receivable, net, consists of the following:

(In thousands)	December 31, 2018	December 31, 2017
Loan portfolio segment:
Commercial Real Estate	$274,938	299,925
Residential Real Estate	157,300	146,377
Commercial and Industrial	191,852	131,161
Consumer and Other	94,569	87,707
Construction	46,040	47,619
Construction to Permanent - CRE	15,677	6,858
Loans receivable, gross	780,376	719,647
Allowance for loan and lease losses	(7,609)	(6,297)
Loans receivable, net	$772,767	713,350

Patriot's lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County in New York, and the five Boroughs of New York City. Patriot originates commercial real estate loans, commercial business loans, a variety of consumer loans, and construction loans, and has recently purchased residential loans since 2016. All commercial and residential real estate loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

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

In connection with the Prime Bank merger in May 2018 loans were acquired, a subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which was accounted for in accordance with ASC 310-30. The purchased credit impaired (“PCI”) loans presently maintain a carrying value of $615,000 as of December 31, 2018. The loans were evaluated for impairment through the periodic reforecasting of expected cash flows.

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

(In thousands)	Acquisition Date

Contractually required principal and interest at acquisition	$5,816
Contractual cash flows not expected to be collected (nonaccretable discount)	(2,064)
Expected cash flows at acquisition	3,752
Interest component of expected cash flows (accretable discount)	(1,316)
Fair value of acquired loans	$2,436

A summary of changes in the accretable discount for PCI loans for the year ended December 31, 2018 follows:

(In thousands)	For the Year Ended December 31, 2018

Accretable discount, beginning of period	$(1,316)
Accretion	92
Other changes, net	432
Accretable discount, end of period	$(792)

The accretion of the accretable discount for PCI loans for the year end December 31, 2018 was $92,000. The table above includes $887,000 additional expected cash flows at acquisition, and $887,000 additional accretable discount, both resulting from a revised acquisition date estimate of PCI loans performance.

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

In 2018 and 2017, Patriot purchased $25.6 million and $73.0 million of residential real estate loans, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

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

Consumer and Other Loans

Patriot offers individual consumers various forms of credit including installment loans, credit cards, overdraft protection, auto loans, and reserve lines of credit. Repayments of such loans are generally dependent on the personal income of the borrower, which may be negatively impacted by adverse changes in economic conditions. The Company does not place a high emphasis on originating these types of loans.

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

During 2018, $21.4 million education loans were purchased. No education loans were purchased in 2017.

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

Construction to Permanent – Commercial Real Estate (“CRE”)

These loans allow a single closing for a construction facility leading to conversion to an amortizing mortgage loan. Construction to permanent loans combine a short-term period similar to a construction loan, generally with a variable rate, and a longer term CRE loan typically 20-25 years, resetting every five years to the FHLB rate.

Fulfillment of the construction facility typically occurs when events dictate, such as receipt of a certificate of occupancy and property stabilization, which is defined as cash flow sufficient to support a pre-defined minimum debt coverage ratio and other conditions and covenants particular to the loan. Construction facilities are typically variable rate instruments that, upon conversion to an amortizing mortgage loan, reset to a fixed rate instrument that is the greater of the in-force variable rate plus a predetermined spread over a reference rate (e.g., prime) or a minimum interest rate.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

SBA Loans:

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of up to 75 percent of the principal balance. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for each year in the three-year period ended December 31, 2018:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
As of and for the Year ended December 31, 2018
Allowance for loan and lease losses:
December 31, 2017	$2,212	959	2,023	568	481	54	-	6,297
Charge-offs	-	(2)	-	(33)	-	-	-	(35)
Recoveries	7	2	34	1	-	-	-	44
Provisions (credits)	(353)	100	1,501	105	(131)	54	27	1,303
December 31, 2018	$1,866	1,059	3,558	641	350	108	27	7,609

As of and for the Year ended December 31, 2017
Allowance for loan and lease losses:
December 31, 2016	$1,853	534	740	641	712	69	126	4,675
Charge-offs	-	-	(265)	(39)	-	-	-	(304)
Recoveries	10	-	2,769	4	-	-	-	2,783
Provisions (credits)	349	425	(1,221)	(38)	(231)	(15)	(126)	(857)
December 31, 2017	$2,212	959	2,023	568	481	54	-	6,297

As of and for the Year ended December 31, 2016
Allowance for loan and lease losses:
December 31, 2015	$1,970	740	1,027	677	486	123	219	5,242
Charge-offs	-	(190)	(2,977)	(13)	-	-	-	(3,180)
Recoveries	80	1	66	2	-	-	-	149
Provisions (credits)	(197)	(17)	2,624	(25)	226	(54)	(93)	2,464
December 31, 2016	$1,853	534	740	641	712	69	126	4,675

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of December 31, 2018 and 2017:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2018
Allowance for loan and lease losses:
Individually evaluated for impairment	$-	216	1,299	30	-	-	-	1,545
Collectively evaluated for impairment	1,866	843	2,259	611	350	108	27	6,064
Total allowance for loan and lease losses	$1,866	1,059	3,558	641	350	108	27	7,609

Loans receivable, gross:
Individually evaluated for impairment	$4,606	2,302	4,646	864	8,800	-	-	21,218
PCI loans individually evaluated for impairment	-	-	615	-	-	-	-	615
Collectively evaluated for impairment	270,332	154,998	186,591	93,705	37,240	15,677	-	758,543

Total loans receivable, gross	$274,938	157,300	191,852	94,569	46,040	15,677	-	780,376

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2017
Allowance for loan and lease losses:
Individually evaluated for impairment	$-	-	251	2	-	-	-	253
Collectively evaluated for impairment	2,212	959	1,772	566	481	54	-	6,044
Total allowance for loan and lease losses	$2,212	959	2,023	568	481	54	-	6,297

Loans receivable, gross:
Individually evaluated for impairment	$1,977	3,336	748	692	-	-	-	6,753
Collectively evaluated for impairment	297,948	143,041	130,413	87,015	47,619	6,858	-	712,894

Total loans receivable, gross	$299,925	146,377	131,161	87,707	47,619	6,858	-	719,647

Patriot monitors the credit quality of its loans receivable on an ongoing basis. Credit quality is monitored by reviewing certain indicators, including cash flow from business operations, debt service coverage ratios, loan to value ratios, and credit scores.

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

When assigning a risk rating to a loan, management utilizes the Bank’s internal eleven-point risk rating system. An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Company to sufficient risk to warrant classification in one of the following categories:

●

Substandard: An asset is classified “substandard” if it is not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence and are characterized by the distinct possibility that the Company will sustain some loss, if noted deficiencies are not corrected.

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

In March 2017, the Bank reached a settlement agreement with its insurance carrier for a loss recognized in 2016, related to a single Commercial and Industrial loan, resulting in cash receipts of $2.8 million, net of related deductibles and other amounts excluded pursuant to the insurance policy. No recovery was received from insurance carrier in 2018.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2018.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2018:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$423	-	-	423	262,435	262,858	-	262,858
Special mention	-	-	958	958	2,673	3,631	-	3,631
Substandard	170	-	-	170	4,754	4,924	3,525	8,449
	593	-	958	1,551	269,862	271,413	3,525	274,938
Residential Real Estate:
Pass	637	817	-	1,454	151,509	152,963	-	152,963
Special mention	-	-	-	-	850	850	-	850
Substandard	-	-	-	-	1,481	1,481	2,006	3,487
	637	817	-	1,454	153,840	155,294	2,006	157,300
Commercial and Industrial:
Pass	150	853	234	1,237	180,293	181,530	-	181,530
Special mention	-	-	101	101	2,378	2,479	-	2,479
Substandard	-	-	-	-	3,162	3,162	4,681	7,843
	150	853	335	1,338	185,833	187,171	4,681	191,852
Consumer and Other:
Pass	20	-	23	43	94,352	94,395	-	94,395
Substandard	-	-	-	-	-	-	174	174
	20	-	23	43	94,352	94,395	174	94,569
Construction:
Pass	-	1,000	-	1,000	36,240	37,240	-	37,240
Substandard	-	-	-	-	-	-	8,800	8,800
	-	1,000	-	1,000	36,240	37,240	8,800	46,040
Construction to Permanent -CRE:
Pass	-	-	-	-	15,677	15,677	-	15,677
	-	-	-	-	15,677	15,677	-	15,677

Total	$1,400	2,670	1,316	5,386	755,804	761,190	19,186	780,376

Loans receivable, gross:
Pass	$1,230	2,670	257	4,157	740,506	744,663	-	744,663
Special mention	-	-	1,059	1,059	5,901	6,960	-	6,960
Substandard	170	-	-	170	9,397	9,567	19,186	28,753
Loans receivable, gross	$1,400	2,670	1,316	5,386	755,804	761,190	19,186	780,376

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2017.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2017:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	-	-	-	286,428	286,428	-	286,428
Special mention	-	1,121	-	1,121	9,317	10,438	-	10,438
Substandard	-	1,688	-	1,688	1,371	3,059	-	3,059
	-	2,809	-	2,809	297,116	299,925	-	299,925
Residential Real Estate:
Pass	1,068	255	-	1,323	140,497	141,820	-	141,820
Special mention	-	1,529	-	1,529	-	1,529	-	1,529
Substandard	-	-	-	-	-	-	3,028	3,028
	1,068	1,784	-	2,852	140,497	143,349	3,028	146,377
Commercial and Industrial:
Pass	-	2,000	375	2,375	127,057	129,432	-	129,432
Substandard	-	-	981	981	-	981	748	1,729
	-	2,000	1,356	3,356	127,057	130,413	748	131,161
Consumer and Other:
Pass	498	-	-	498	87,207	87,705	-	87,705
Substandard	-	-	-	-	-	-	2	2
	498	-	-	498	87,207	87,705	2	87,707
Construction:
Pass	-	-	-	-	47,619	47,619	-	47,619
Construction to Permanent - CRE:
Pass	-	-	-	-	6,858	6,858	-	6,858

Total	$1,566	6,593	1,356	9,515	706,354	715,869	3,778	719,647

Loans receivable, gross:
Pass	$1,566	2,255	375	4,196	695,666	699,862	-	699,862
Special mention	-	2,650	-	2,650	9,317	11,967	-	11,967
Substandard	-	1,688	981	2,669	1,371	4,040	3,778	7,818

Loans receivable, gross	$1,566	6,593	1,356	9,515	706,354	715,869	3,778	719,647

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of December 31, 2018 and 2017:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of December 31, 2018:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$1,580	-	1,945	3,525	-	3,525
Residential Real Estate:
Substandard	-	-	2,006	2,006	-	2,006
Commercial and Industrial:
Substandard	-	15	3,941	3,956	725	4,681
Consumer and Other:
Substandard	-	86	11	97	77	174
Construction:
Substandard	-	-	8,800	8,800	-	8,800
Total non-accruing loans	$1,580	101	16,703	18,384	802	19,186

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of December 31, 2017:
Loan portfolio segment:
Residential Real Estate:
Substandard	$-	-	3,028	3,028	-	3,028
Commercial and Industrial:
Substandard	-	-	748	748	-	748
Consumer and Other
Substandard	-	-	2	2	-	2
Total non-accruing loans	$-	-	3,778	3,778	-	3,778

If non-accruing loans had been performing in accordance with the original contractual terms, additional interest income of $503,000, $209,000, and $79,000 would have been recognized in income for the years ended December 31, 2018, 2017, and 2016, respectively.

Additionally, certain loans for which the borrower cannot demonstrate sufficient cash flow to continue loan payments in the future and certain troubled debt restructurings (“TDRs”) are placed on non-accrual status. During the years ended December 31, 2018, 2017, and 2016, no interest income was collected and recognized on non-accruing loans.

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

The recorded investment in TDRs as of December 31, 2018 and 2017 were $2.1 million and $3.0 million, respectively. All TDRs at December 31, 2018 and 2017 were performing in accordance with their modified terms and therefore, were on accrual status.

(In thousands)
Loan portfolio segment:	December 31, 2018	December 31, 2017
Commercial Real Estate	$1,081	1,977
Residential Real Estate	296	309
Consumer and Other	689	690
Total TDR Loans	2,066	2,976
Less: TDRs included in non-accrual loans	-	-
Total accrual TDR Loans	$2,066	2,976

There were no loans modified as TDRs during the years ended December 31, 2018, 2017 or 2016 and no defaults of TDRs during any of the years in the three-year period ended December 31, 2018. At December 31, 2018 and 2017, there were no commitments to advance additional funds under TDRs.

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of December 31, 2018 and 2017, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $21.2 million and $6.8 million were identified, for which $1.5 million and $253,000 specific reserves were established, respectively. Loans not requiring specific reserves had sufficient collateral values, less costs to sell, supporting the carrying amount of the loans. In some cases, there may be no specific reserves due to the carrying amount of the loan having been charged off. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At December 31, 2018 and 2017, exposure to the impaired loans was related to 25 and 12 borrowers, respectively. In all cases, appraisal reports of the underlying collateral, if any, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were reduced by an estimate of the costs to sell the assets, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value.

In addition, the remaining $615,000 PCI loans acquired from Prime Bank acquisition; all remaining PCI loans were commercial and industrial loans. The PCI loans were originally recorded at fair value by the Bank on the date of acquisition. At December 31, 2018, those loans were considered individually evaluated for impairment, with no allowance recorded.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The following table reflects information about the impaired loans, excluding PCI loans, by class as of December 31, 2018 and 2017:

(In thousands)	December 31, 2018			December 31, 2017
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$4,606	5,109	-	1,977	2,425	-
Residential Real Estate	670	703	-	3,336	3,369	-
Commercial and Industrial	488	1,281	-	497	683	-
Consumer and Other	827	867	-	690	818	-
Construction	8,800	8,839	-	-		-
	15,391	16,799	-	6,500	7,295	-

With a related allowance recorded:
Commercial Real Estate	-	-	-	-	-	-
Residential Real Estate	1,632	1,632	216	-	-	-
Commercial and Industrial	4,158	4,208	1,299	251	251	251
Consumer and Other	37	37	30	2	2	2
Construction	-	-	-	-
	5,827	5,877	1,545	253	253	253

Impaired Loans, Total:
Commercial Real Estate	4,606	5,109	-	1,977	2,425	-
Residential Real Estate	2,302	2,335	216	3,336	3,369	-
Commercial and Industrial	4,646	5,489	1,299	748	934	251
Consumer and Other	864	904	30	692	820	2
Construction	8,800	8,839	-	-	-	-
Impaired Loans, Total	$21,218	22,676	1,545	6,753	7,548	253

For each year in the three-year period ended December 31, 2018, the average recorded investment in and interest income recognized on impaired loans without and with a related allowance, by loan portfolio segment, was as follows:

(In thousands)	Year ended December 31,
	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$3,318	100	5,832	102	6,929	312
Residential Real Estate	3,154	11	2,016	11	4,318	9
Commercial and Industrial	987	-	197	-	265	-
Consumer and Other	750	31	593	22	544	19
Construction	1,354	503	-	-	-	-
	9,563	645	8,638	135	12,056	340
With a related allowance recorded:
Commercial Real Estate	-	-	-	-	65	-
Residential Real Estate	126	-	-	-	-	-
Commercial and Industrial	474	-	243	-	2,138	-
Consumer and Other	9	-	-	-	2	-
Construction	-	-	-	-	-	-
	609	-	243	-	2,205	-
Impaired Loans, Total:
Commercial Real Estate	3,318	100	5,832	102	6,994	312
Residential Real Estate	3,280	11	2,016	11	4,318	9
Commercial and Industrial	1,461	-	440	-	2,403	-
Consumer and Other	759	31	593	22	546	19
Construction	1,354	503	-	-	-	-
Impaired Loans, Total	$10,172	645	8,881	135	14,261	340

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 6.	Premises and Equipment

At December 31, 2018 and 2017, premises and equipment consisted of the following:

(In thousands)	Balance as of December 31,
	2018	2017
Land	$12,819	12,714
Buildings	20,200	17,431
Leasehold Improvements	3,891	3,883
Furniture, equipment, and software	11,242	10,488
Construction-in-progress	113	2,225
Premises and equipment, gross	48,265	46,741
Accumulated depreciation and amortization	(12,830)	(11,383)
Premises and equipment, net	$35,435	35,358

For the years ended December 31, 2018, 2017 and 2016, depreciation and amortization expense related to premises and equipment totaled $1.5 million, $1.2 million, and $1.2 million respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 7.	Other Real Estate Owned (“OREO”)

As of December 31, 2018 and 2017, Patriot recorded OREO of $2.9 million and $0 on the Consolidated Balance Sheet, respectively. The 2018 OREO balance consists of two properties. One OREO of $1.0 million was acquired from the acquisition of Prime Bank in May 2018, and the additional $1.9 million represents the value of one loan receivable due from the mortgagor of a foreclosed residential property that is currently being market for sale. In 2017, Patriot sold the OREO recorded in 2016 and recognized a loss of $9,000. No OREO property was sold in 2018.

Note 8.	Deposits

The following table presents the balance of deposits held, by category, and the related weighted average stated interest rate as of December 31, 2018 and 2017.

	December 31,
	2018		2017
(In thousands)	Balance	Weighted Avg. Stated Interest Rate	Balance	Weighted Avg. Stated Interest Rate
Non-interest bearing	$84,471	-	$81,197	-
Interest bearing:
NOW	26,100	0.0809%	25,476	0.0399%
Savings	81,912	0.7159%	135,975	0.8645%
Money market	85,197	1.8230%	16,575	0.0394%
Certificates of deposit, less than $250,000	203,683	1.8267%	173,221	1.1375%
Certificates of deposit, $250,000 or greater	78,318	2.2006%	66,866	1.5225%
Brokered deposits	183,600	2.2910%	138,129	1.3366%
Interest bearing, Total	658,810	1.7928%	556,242	0.9455%

Total Deposits	$743,281	1.5890%	$637,439	0.8250%

The following table presents interest expense, by deposit category, and the related weighted average effective interest rate for each of the years in the three-year period ended December 31, 2018.

(In thousands)	Year ended December 31,
	2018		2017		2016
	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate
NOW	$15	0.0600%	$7	0.0272%	$8	0.0293%
Savings	995	0.8493%	1,160	0.8069%	778	0.6196%
Money market	549	1.3446%	5	0.0367%	7	0.0365%
Certificates of deposit, less than $250,000	3,048	1.5735%	1,875	1.0499%	888	0.6460%
Certificates of deposit, $250,000 or greater	1,226	1.6846%	912	1.4577%	215	0.9722%
Brokered deposits	3,191	1.9109%	989	1.2417%	346	0.2579%
	$9,024	1.4648%	$4,948	0.9878%	$2,242	0.5533%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

As of December 31, 2018, contractual maturities of brokered deposits, and the related weighted average stated interest rate by maturity is summarized as follows:

(In thousands)	Brokered Deposits	Weighted Avg. Stated Interest Rate
1 year or less	$152,133	2.1847%
More than 1 year through 2 years	10,501	2.6953%
More than 2 years through 3 years	15,619	2.8160%
More than 3 years through 4 years	5,347	2.9874%
	$183,600	2.2910%

Note 9.	Borrowings

Total borrowings were $131.0 million and $141.4 million as of December 31, 2018 and 2017, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of December 31, 2018, the Bank had $47.9 million of available borrowing capacity from the FHLB-B.

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At December 31, 2018 and 2017, outstanding advances from the FHLB-B aggregated $100.0 million and $120.0 million, respectively. $40.0 million advances outstanding at December 31, 2018 bore fixed rates of interest ranging from 2.68% to 3.2% with maturities ranging from 7 days to 2.8 years.

$60.0 million advances from the FHLB-B with a weighted average interest rate of 1.0% are callable in the second half of 2019 and up to October 2020. After 90 days, each of these advances converts to a floating rate from 100 basis points to 200 basis points below LIBOR. After one year, the rates reset to fixed rates between 3.47% and 4.23%, per annum, and the borrowing can be called by the FHLB-B on a quarterly basis.

At December 31, 2018, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $258.6 million.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. At December 31, 2018 and 2017, no funds had been borrowed under the line of credit.

Interest expenses incurred for the year ended December 31, 2018 and 2017 were $1.6 million and $702,000, respectively.

Correspondent Bank - Lines of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent Banks. Borrowings available under the agreements totaled $26 million at December 31, 2018 and $16 million at December 31, 2017. The purpose of the agreement is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, ACH, and other clearinghouse transactions.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

There was no outstanding balance under the agreements at December 31, 2018 and 2017. Interest expenses incurred for the year ended December 31, 2018 and 2017 were $13,000 and $2,000, respectively.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At December 31, 2018 and 2017, $222,000 and $297,000 of unamortized debt issuance costs have been deducted from the face amount of the Senior Notes included in the Consolidated Balance Sheet.

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

For the year ended December 31, 2018 and 2017, the Company recognized interest expense of $915,000 and $915,000, respectively, at an effective rate of 7.62%, which amount is greater than the stated interest rate on the Senior Notes due to debt issuance cost amortization expense of $75,000 and $75,000, respectively. As of December 31, 2018 and 2017, $23,000 and $23,000 of interest has been included in the Consolidated Balance Sheet in Accrued expenses and other liabilities, respectively.

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

The Subordinated Notes initially bear interest at 6.25% per annum, from and including June 29, 2018, to but excluding, June 30, 2023, payable semi-annually in arrears. From and including June 30, 2023, until but excluding June 30, 2028 or an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR (but not less than zero) plus 332.5 basis points, payable quarterly in arrears. The Company may, at its option, beginning on June 30, 2023 and on any scheduled interest payment date thereafter, redeem the Subordinated Notes. Interest on the Subordinated Notes is payable beginning on December 30, 2018.

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At December 31, 2018, $277,000 of unamortized debt issuance costs have been deducted from the face amount of the Subordinated Notes included in the Consolidated Balance Sheet. For the year ended December 31, 2018, the Company recognized interest expense of $327,000.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The junior subordinated debentures are unsecured obligations of the Company. The debentures are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. In addition to its obligations under the junior subordinated debentures and in conjunction with the Trust, the Company issued an unconditional guarantee of the trust preferred securities.

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (5.97% at December 31, 2018) and mature on March 26, 2033, at which time the principal amount borrowed will be due. Beginning in the second quarter of 2009, the Company opted to defer payment of quarterly interest on the junior subordinated debentures for 20 consecutive quarters. In June of 2014, the Company brought the debt current by paying approximately $1.7 million of interest in arrears to the holders of the junior subordinated debentures. On bringing the debt current and, as permitted under the terms of the junior subordinated debentures, the Company again opted to defer payment of quarterly interest through September 2016, when a $0.7 million payment was made to bring the debt current.

The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. For the years ended December 31, 2018 and 2017, $7,000 of debt placement fee amortization has been included in interest expense recognized of $440,000 and $360,000, respectively. As of December 31, 2018 and 2017, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $154,000 and $162,000, respectively, and accrued interest on the junior subordinated debentures was $8,000 and $6,000, respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of December 31, 2018 and 2017, the note had a balance outstanding of $1.4 million and $1.6 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

Interest expenses incurred for the year ended December 31, 2018 and 2017 were $26,000 and $29,000, respectively.

Maturity of borrowings

At December 31, 2018, the contractual maturities of the Company’s borrowings in future periods were as follows:

(In thousands)
Year ending December 31,	FHLB Borrowings	Senior Notes	Subordinated Notes	Junior Subordinated Debt	Note Payable	Total
2019	$10,000	-	-	-	195	10,195
2020	-	-	-	-	199	199
2021	30,000	12,000	-	-	202	42,202
2022	-	-	-	-	206	206
2023	60,000	-	-	-	210	60,210
Thereafter	-	-	10,000	8,248	376	18,624

Total contractual maturities of borrowings	100,000	12,000	10,000	8,248	1,388	131,636

Unamortized debt issuance costs	-	(222)	(277)	(154)	-	(653)

Balance of borrowings at December 31, 2018	$100,000	11,778	9,723	8,094	1,388	130,983

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 10.	Commitments and Contingencies

Operating leases

Patriot has seven non-cancelable operating leases, including four Bank branch locations and two for administrative and operational space, and one equipment lease. The leases expire on various dates through 2032. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. The last potential year the leases can be extended through is 2032. Certain leases require Patriot to reimburse the lessors for a proportion of property operating costs such as insurance and property taxes.

Future minimum rental commitments under the terms of these leases by year and in the aggregate, are as follows:

(In thousands)
Year ending December 31,	Amount
2019	$396
2020	376
2021	378
2022	339
2023	315
thereafter	1,273

Total minimum payments required*	$3,077

*Minimum payments have not been reduced by minimum sublease rentals of $2.4 million due in the future under non-cancelable subleases.

Rent expense for operating leases is recognized in earnings on a straight-line basis over the base term of the respective lease and is included in the Statement of Income as a component of Occupancy and Equipment expense. For the years ended December 31, 2018, 2017 and 2016, total rent expense for cancellable and non-cancellable operating leases was $593,000, $953,000, and $1.1 million, respectively.

For the years ended December 31, 2018, 2017 and 2016, Patriot recognized gross rental income of $413,000, $399,000, and $414,000 offset by rental costs of $5,000, $5,000, and $5,000, respectively.

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

Following is a summary of the components of the federal and state income tax expense (benefit) for each of the years in the three-year period ended December 31, 2018.

(In thousands)	Year ended December 31,
	2018	2017	2016
Current:
Federal	$447	252	12
State	708	365	84
	1,155	617	96
Deferred:
Federal	148	2,067	983
State	(413)	191	128
	(265)	2,258	1,111

Income tax expense (benefit)	$890	2,875	1,207

For each of the years in the three-year period ended December 31, 2018, the difference between the federal statutory income tax rate and Patriot’s effective income tax rate reconciles as follows:

(In thousands)	Year ended December 31,
	2018	2017	2016

Income taxes at statutory Federal rate	$858	2,387	1,066
State taxes, net of Federal benefit	233	377	140
Nondeductible expenses	15	11	10
Benefit of change in Sec 382 classification	(500)	(2,774)	-
Deferred tax adjustment resulting from tax rate change	198	2,809	-
Other	86	65	(9)
Income tax expense	$890	2,875	1,207

The effective tax rate for the years ended December 31, 2018, 2017 and 2016 was 21.8%, 41.1%, and 38.5%, respectively.

The effective tax rate for 2018 was impacted by the reduction in the statutory Federal corporate tax rate to 21% from 34% that was effective January 1, 2018.

The effective tax rate for the year ended December 31, 2017 was impacted by two significant and mostly offsetting items:

-	The provision increased by $2.8 million as a result of reduction in value of the Company’s deferred tax asset due to a change in the Federal corporate tax rate to 21% enacted in December 2017.

-

In 2017, the income tax provision was reduced by $2.8 million, as a result of the recognition of deferred tax benefits due to a change in the classification of certain net operating loss carryforwards that were previously deemed to have been subject to IRC Section 382 limitations. The change in treatment from one acceptable tax method to another more beneficial tax method was recognized in the fourth quarter of 2017, in conjunction with the filing of amended tax returns for the two preceding years, and the completion of a third party study, which concluded it is more likely than not that the tax method change is in accordance with IRS regulations.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Deferred Tax Assets and Liabilities

The significant components of Patriot’s net deferred tax assets at December 31, 2018 and 2017 are presented below.

	Year ended December 31,
(In thousands)	2018	2017
Deferred tax assets (liabilities):
Federal NOL Carryforward Benefit	$4,119	7,810
NOL Write-off for Sec 382 Limit	(3,258)	(4,698)
Capitalized Costs	4,239	-
UTP (NOLs)	(1,132)	-
State NOL Carryforward Benefit	3,025	3,566
Allowance for loan and lease losses	2,048	1,695
Federal AMT benefit	707	360
Merger and acquisition	357	-
Unrealized Losses AFS securities	257	68
Accrued Expenses	178	233
Non-accrual Interest	170	1,089
Share Based Compensation	109	157
Depreciation of Premises and Equipment	(3)	52
Goodwill and intangible	(16)	-
OREO Write-down	-	41
Other	51	24
	10,851	10,397

At December 31, 2018, the Bank had $19.6 million of Federal net operating loss carryforwards (“NOLs”) and $51.6 million of State NOLs to offset future taxable income. The NOLs expire over various periods beginning with tax year 2029 through tax year 2033.

Valuation Allowance against net Deferred Tax Assets

At December 31, 2018 and 2017, there was no need for a valuation allowance. Patriot management believes no valuation allowance is needed based on consideration of various factors including improvements in and historical and prospective results of operations, improvements in quality of the loan portfolio, general financial, economic and market data, and the period over which the NOLs are available to offset taxable income. Management continues to monitor circumstances to determine if it is more likely than not to realize the NOL benefits or if the valuation allowance may be required to be increased.

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

In 2018, the Bank recorded an uncertain tax position of $1.1 million related to the utilization of certain federal net operating losses.   At December 31, 2017, there were no uncertain tax positions recognized in the Consolidated Financial Statements.  Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands
Balance as of January 1, 2018	$-
Increases due to tax positions related to the current year	-
Increases due to tax positions related to a prior year	1,132
Decreases to tax positions related to settlements	-
Decreases to tax positions as a result of a lapse of statute	-
Balance as of December 31, 2018	$1,132

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2018, the Company has not accrued any interest and penalties related to income tax matters into income tax expense.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 12.	Share-based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice is to grant RSAs; as of December 31, 2018, there are no options or phantom stock units outstanding or that have been exercised.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. As of December 31, 2018, 2,870,113 shares of stock remain available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

The following is a summary of the status of the Company’s restricted share awards as of and for each of the years in the three-year period ended December 31, 2018.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	55,854	$12.83
Granted	58,084	$15.25
Vested	(8,161)	$14.79
Forfeited	(70,513)	$14.67
Unvested at December 31, 2016	35,264	$12.84
Granted	5,084	$15.05
Vested	(7,878)	$14.31
Forfeited	(6,600)	$15.50
Unvested at December 31, 2017	25,870	$12.15
Granted	18,323	$18.07
Vested	(10,999)	$16.21
Forfeited	(1,404)	$14.44
Unvested at December 31, 2018	31,790	$14.06

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the years ended December 31, 2018, 2017 and 2016, the Company recognized share-based compensation expense of $220,000, $146,000, and $161,000, respectively.

For the years ended December 31, 2018, 2017 and 2016, share-based compensation attributable to employees of Patriot amounted to $135,000, $68,000, and $100,000, respectively.

Included in share-based compensation expense for the years ended December 31, 2018, 2017, and 2016 was $85,000, $78,000, and $61,000, respectively, attributable to Patriot’s external Directors, who received total compensation of $370,000, $318,000, and $302,000 for each of those years, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Income.

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of December 31, 2018 amounted to $370,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.48 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

RSA Grant - Non-executive Employees

On January 4, 2016, the Company granted 100 restricted shares to eighty-seven full- and part-time non-executive employees as of December 31, 2015. The total number of shares granted was 8,700 at a grant date fair value of $15.50 per share. As of December 31, 2018, 2,700 granted shares granted have been forfeited. The remaining 6,000 shares were vested through the January 2019 vesting date.

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

During the year ended December 31, 2017, 72,471 shares of common stock were repurchased in a combination of open market and private transactions at an average cost of $14.04 per share. In August 2017, after the Program closed, one shareholder elected to sell 100 shares back to the Company at a cost of $17.10 per share. This transaction was accepted and executed on the same terms as those executed during the Program.

No treasury stock was purchased in 2018.

Dividends

On July 17, 2017, the Company announced its intention to make quarterly cash dividend payments. For the year ended December 31, 2018 and 2017, the Company paid cash dividends of $154,000 and $77,000, respectively. No dividend was declared and paid for the years ended December 31, 2016.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The following is a summary of the computation of basic and diluted earnings per share for each of the years in the three-year period ended December 31, 2018.

(Net income in thousands)	Year ended December 31,
	2018	2017	2016
Basic earnings per share:
Net income attributable to Common shareholders	$3,196	4,147	1,930
Divided by:
Weighted average shares outstanding	3,904,052	3,894,222	3,953,281

Basic earnings per common share	0.82	1.06	0.49

Diluted earnings per share:
Net income attributable to Common shareholders	3,196	4,147	1,930

Weighted average shares outstanding	3,904,052	3,894,222	3,953,281

Effect of potentially dilutive restricted common shares	11,573	2,963	-

Divided by:
Weighted average diluted shares outstanding	3,915,625	3,897,185	3,953,281

Diluted earnings per common share	0.82	1.06	0.49

Note 14.	401(k) Savings Plan

Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. Eligibility for matching contributions is dependent on an employee’s completing 6 consecutive month(s) of service or 500 hours of employment. Participants immediately vest in Patriot’s matching contributions, if applicable. During the years ended December 31, 2018, 2017, and 2016, Patriot made matching contributions to the 401(k) Plan of $204,000, $173,000, and $169,000, respectively.

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

At December 31, 2018 and 2017, financial instruments with credit risk are as follows:

(In thousands)
	As of December 31,
	2018	2017
Commitments to extend credit:
Unused lines of credit	$77,120	63,760
Undisbursed construction loans	20,679	7,930
Home equity lines of credit	19,330	19,727
Future loan commitments	61,438	24,675
Financial standby letters of credit	1,160	1,133
	$179,727	117,225

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits, and securities. The Bank has established a reserve for credit loss of $8,000 and $5,000 as of December 31, 2018 and 2017, respectively.

Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.

In November 2018, the Company entered two $5 million notional interest rate swaps maturing in 2029. For further information about the interest rate swaps, refer to Note 19 Derivatives.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 16.	Regulatory and Operational Matters

In November 2018, the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”).  Under the terms of the Agreement, the Bank has appointed a Compliance Committee of three independent outside directors and one member of management responsible for monitoring adherence to the Agreement and has appointed a Lead Independent Director.

The Agreement stated that by December 31, 2018 the Board and Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the allowance for loan and lease losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement the Bank also agreed to provide a revised written 3-year strategic and capital plan for the Bank by December 31, 2018.  To date, the Bank has addressed each of the items in accordance with the agreement and continues to respond to any further enhancements requested by the OCC. Further details pertaining to the Agreement are provided in Part II Item 9B: Other information.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The Company’s and the Bank’s regulatory capital amounts and ratios at December 31, 2018 and 2017 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	89,993	10.377	74,264	10.092	99,204	11.491	83,711	11.406
To be Well Capitalized(1)	-	-	-	-	86,335	10.000	73,393	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	85,255	9.875	67,889	9.250
For capital adequacy	69,379	8.000	58,868	8.000	69,068	8.000	58,715	8.000

Tier 1 Capital (to risk weighted assets):
Actual	72,373	8.345	67,959	9.235	91,583	10.608	77,407	10.547
To be Well Capitalized(1)	-	-	-	-	69,068	8.000	58,715	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	67,988	7.875	53,210	7.250
For capital adequacy	52,034	6.000	44,151	6.000	51,801	6.000	44,036	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	64,373	7.423	59,959	8.148	91,583	10.608	77,407	10.547
To be Well Capitalized(1)	-	-	-	-	56,117	6.500	47,706	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	55,038	6.375	42,201	5.750
For capital adequacy	39,026	4.500	33,113	4.500	38,851	4.500	33,027	4.500

Tier 1 Leverage Capital (to average assets):
Actual	72,373	7.764	67,959	8.219	91,583	9.823	77,407	9.360
To be Well Capitalized(1)	-	-	-	-	46,617	5.000	41,351	5.000
For capital adequacy	37,288	4.000	33,072	4.000	37,294	4.000	33,081	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.

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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of December 31, 2018, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 17.	Related Party Transactions

In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. The transactions are completed under the same terms applied to transaction with unrelated third parties. There was $150,000 and $139,000 of loans to related parties outstanding as of December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, deposits by related parties aggregated $1.1 million and $1.3 million, respectively.

For the years ended December 31, 2018 and 2017, no referral fees and commissions were paid to affiliates of members of the Board of Directors.

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

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.45 million. This investment is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both December 31, 2018 and 2017. The remaining balance in other investments is a $513,000 time deposit matures on October 6, 2019, which is carried at cost, which approximates fair value due to its short-term nature.

Loans

The fair values of loans are estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In connection with the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio using an exit price notion resulting in prior periods no longer being comparable. The exit price notion requires determination of the price at which willing market participants would transact at the measurement date under current market conditions depending on facts and circumstances, such as origination rates, credit risk, transaction costs, liquidity, national and regional market trends and other adjustments, utilizing publicly available rates and indices. The application of an exit price notion requires the use of significant judgment.

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

Derivative asset (liability) - Interest Rate Swaps

The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of December 31, 2018 and 2017:

(In thousands)		December 31, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$7,381	7,381	3,582	3,582
Interest-bearing deposits due from banks	Level 1	59,056	59,056	45,147	45,147
U. S. Government agency mortgage-backed securities	Level 2	20,473	20,473	7,224	7,224
Corporate bonds	Level 2	12,974	12,974	13,804	13,804
Subordinated notes	Level 2	4,564	4,564	4,548	4,548
U.S. Treasury notes	Level 2	1,485	1,485	-	-
Other investments	Level 2	4,963	4,963	4,962	4,962
Federal Reserve Bank stock	Level 2	2,866	2,866	2,502	2,502
Federal Home Loan Bank stock	Level 2	4,928	4,928	5,889	5,889
Loans receivable, net	Level 3	772,767	762,581	713,350	702,816
Accrued interest receivable	Level 2	3,766	3,766	3,496	3,496
Interest rate swap receivable	Level 2	286	286	-	-

Financial assets, total		$895,509	885,323	804,504	793,970

Financial Liabilities:
Demand deposits	Level 2	$84,471	84,471	81,197	81,197
Savings deposits	Level 2	81,912	81,912	135,975	135,975
Money market deposits	Level 2	85,197	85,197	16,575	16,575
NOW accounts	Level 2	26,100	26,100	25,476	25,476
Time deposits	Level 2	282,001	280,538	240,087	239,219
Brokered deposits	Level 1	183,600	183,120	138,129	137,870
FHLB and correspondent bank borrowings	Level 2	100,000	101,369	120,000	120,218
Senior notes	Level 2	11,778	11,293	11,703	11,249
Subordinated debt	Level 2	9,723	9,348	-	-
Junior subordinated debt owed to unconsolidated trust	Level 2	8,094	8,094	8,086	8,086
Note payable	Level 3	1,388	1,239	1,580	1,416
Accrued interest payable	Level 2	1,605	1,605	569	569
Contingent consideration liability	Level 3	707	707	-	-
Interest rate swap liability	Level 2	286	286	-	-

Financial liabilities, total		$876,862	875,279	779,377	777,850

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of December 31, 2018 and 2017.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018:
U. S. Government agency mortgage-backed securities	$-	20,473	-	20,473
Corporate bonds	-	12,974	-	12,974
Subordinated notes	-	4,564	-	4,564
U.S. Treasury notes	-	1,485	-	1,485
Available-for-sale securities	$-	39,496	-	39,496
Impaired PCI Loans, net	$-	-	615	615
Contingent consideration liability	-	-	707	707

Interest rate swap receivable	-	286	-	286
Interest rate swap liability	-	286	-	286

December 31, 2017:
U. S. Government agency mortgage-backed securities	$-	7,224	-	7,224
Corporate bonds	-	13,804	-	13,804
Subordinated notes	-	4,548	-	4,548

Available-for-sale securities	$-	25,576	-	25,576

During the year ended December 31, 2018, the Company had no transfers into or out of Levels 1, 2 or 3.

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

The fair value of the subordinated note classified as Level 3 during the year ended December 31, 2017 was determined using a present value approach. The discount rate assumed was determined relative to market rates of interest and considering the history and credit worthiness of the note’s issuer. The resulting computations did not result in any change in to the fair value of the subordinated note classified as available-for-sale. Other than the subordinated note, there have been no transfers into or out of Level 3 of the fair value measurement hierarchy in 2017.

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

The following tables detail the financial assets measured at fair value on a non-recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of December 31, 2018 and 2017:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2018:
Impaired loans, net	$19,673	Real Estate Appraisals	Discount for appraisal type	8%	-	21%

Other Real Estate Owned	2,945	Real Estate Appraisals	Discount for appraisal type		14%

December 31, 2017:
Impaired loans	$6,500	Real Estate Appraisals	Discount for appraisal type	0%	-	8%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

The Company’s acquisitions are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. The assets and liabilities from the business combination were measured at fair value on a non-recurring basis. For further information, refer to Note 2 Business Combinations.

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

The estimated fair value amounts have been measured as of December 31, 2018 and December 31, 2017 and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

Note 19.	Derivatives

Patriot is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Patriot will execute interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Patriot executes with a third party, such that Patriot minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of December 31, 2018 and 2017, Patriot had $300,000 and $0, respectively, in cash pledged for collateral on its interest rate swaps.

Patriot entered the two initial interest rate swaps under the program in November 2018. There were no interest rate swaps entered into as of December 31, 2017.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
December 31, 2018:
Classified in Other Assets:
Customer interest rate swap	$5,000	10.5	5.25%	1 Mo. LIBOR + 1.96%	$286

Classified in Other Liabilities:
3rd party interest rate swap	$5,000	10.5	5.25%	1 Mo. LIBOR + 1.96%	$(286)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 20.	Parent Company-only Financial Statements

The following represent the condensed stand-alone financial statements of Patriot National Bancorp, Inc., (the “Company”), which is the sole owner and parent company of Patriot Bank, N.A. (the “Bank”), its operating bank subsidiary.

CONDENSED BALANCE SHEETS
December 31, 2018 and 2017

(In thousands)

	As of December 31,
	2018	2017
ASSETS
Cash and due from banks	$2,443	2,319
Investment in subsidiary	96,729	84,549
Other assets	59	59

Total assets	99,231	86,927

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	29,595	19,789
Accrued expenses and other liabilities	450	389
Shareholders' equity	69,186	66,749

Total liabilities and shareholders' equity	$99,231	86,927

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	Year ended December 31,
	2018	2017	2016
Expenses:
Interest on subordinated debt	$454	371	344
Interest on senior debt	1,242	915	25
Interest on other borrowings	-	-	3
Total interest expense	1,696	1,286	372
Other expenses	313	208	162
Loss before equity in undistributed net income of subsidiary	2,009	1,494	534
Equity in undistributed net income of subsidiary	5,051	5,641	2,464
Net Income	3,042	4,147	1,930
Equity in subsidiary other comprehensive income, net of subsidiary	(671)	(35)	32

Total comprehensive income	$2,371	4,112	1,962

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	Year ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net Income	$3,042	4,147	1,930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(5,051)	(5,641)	(2,464)
Dividends received from Patriot Bank, N.A.	-	-	890
Share-based compensation expense	220	146	161
Amortization of debt issuance costs	97	82	9
Change in assets and liabilities:
(Increase) decrease in other assets	-	(13)	-
Decrease in accrued expenses and other liabilities	61	32	(414)
Net cash (used in) provided by operating activities	(1,631)	(1,247)	112

Cash Flows from Investing Activities:
Net increase in investment in Patriot Bank N.A.	(7,800)	-	(7,198)
Net cash used in investing activities	(7,800)	-	(7,198)

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated note, net	9,709	-	-
Proceeds from issuance of senior notes, net	-	-	11,708
Purchase of treasury stock	-	(2)	(1,017)
Dividends paid on common stock	(154)	(77)	-
Net cash provided by (used in) financing activities	9,555	(79)	10,691

Net increase (decrease) in cash and cash equivalents	124	(1,326)	3,605

Cash and cash equivalents at beginning of year	2,319	3,645	40

Cash and cash equivalents at end of year	$2,443	2,319	3,645

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,600	1,203	777

Cash paid for income taxes	$-	-	-

Supplemental Disclosure of Non-cash Activity:
Deferred debt issuance costs	$-	-	82
Accounts payable	-	-	(82)
	$-	-	-

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements

Note 21.	Subsequent Event - Termination of Asset Purchase Agreement with Hana SBL

On March 30, 2019 the Company and Hana SBL mutually agreed to terminate the Asset Purchase Agreement dated February 6, 2018 and amended on August 2, 2018 between the parties. The termination agreement provides for the release of escrowed funds back to the Company.

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. During this period, the Company did not have any other material recognizable or non-recognizable subsequent events.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2019
Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Name: Joseph D. Perillo
Title: Executive Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael A. Carrazza Michael A. Carrazza	Chairman of the Board (Principal Executive Officer)	April 1, 2019

/s/ Richard A, Muskus, Jr. Richard A. Muskus, Jr.	President	April 1, 2019

/s/ Joseph D. Perillo Joseph D. Perillo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 1, 2019

/s/ Edward N. Constantino Edward N. Constantino	Director	April 1, 2019

/s/ Raymond B. Smyth Raymond B. Smyth	Director	April 1, 2019

/s/ Emile Van den Bol Emile Van den Bol	Director	April 1, 2019

/s/ Michael J. Weinbaum Michael J. Weinbaum	Director	April 1, 2019

/s/ Brent M. Ciurlino Brent M. Ciurlino	Director	April 1, 2019