Form 10-K/A
period 2018-12-31
PATRIOT NATIONAL BANCORP INC
filed 2019-04-29
CIK 1098146

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $26.5 million based on the last sale price of the Common Stock as of June 30, 2018 (the last business day of the most recently completed second fiscal quarter).

There were 3,921,910 shares of the registrant’s Common Stock issued and outstanding as of April 26, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Annual Report on Form 10-K (the “Annual Report”) of Patriot National Bancorp, Inc. (“Patriot”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2018 was originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019, and this Amendment No. 1 is being filed solely to include responses to the items required by Part III of the Annual Report. This Amendment No. 1 does not reflect events occurring after April 1, 2019, the date of the filing of the Annual Report, or modify or update those disclosures that may have been affected by subsequent events.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 26, 2019 in connection with this Amendment No. 1 on Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 26, 2019.

TABLE OF CONTENTS

Page

PART III

Item 10. Directors, Executive Officers and Corporate Governance	5

Item 11. Executive Compensation	10

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12

Item 13. Certain Relationships and Related Transactions, and Director Independence	14

Item 14. Principal Accounting Fees and Services	14

PART IV

Item 15. Exhibits and Financial Statement Schedules	16

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors. Unless otherwise indicated, each person holds the same position(s) of both Patriot and Patriot Bank, N.A. (the “Bank”).

Name	Age	Position
Michael A. Carrazza	53	Director, Chairman of the Board of Directors and Chief Executive Officer
Richard A. Muskus Jr.	50	President and Director
Joseph D. Perillo	63	Executive Vice President and Chief Financial Officer
Frederick K. Staudmyer	63	Secretary and Chief Human Resources Officer of Patriot; Executive Vice President and Chief Administrative Officer of the Bank
David W. Christiansen	51	Executive Vice President and Chief Credit Officer of the Bank
Judith P. Corprew	57	Executive Vice President and Chief Compliance & Risk Officer of the Bank
Scott W. Laughinghouse	57	Executive Vice President and Chief Lending Officer of the Bank
Edward N. Constantino	72	Director
Raymond B. Smyth	73	Director
Emile Van den Bol	55	Director
Michael Weinbaum	52	Director
Brent M. Ciurlino	60	Director

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

Richard A. Muskus

Mr. Muskus has been President of the Company since January 26, 2017 and a Director since July 19, 2017. Prior to becoming President of the Company and Patriot Bank, N.A. (the “Bank”), Mr. Muskus had served as the Bank’s Executive Vice President and Chief Lending Officer since February 2014. He helped significantly expand the size and scope of the Bank’s commercial loan portfolio, introducing new products and initiatives, as well as overseeing the financing objectives of numerous vital community projects. Throughout his Patriot banking career, Mr. Muskus has been responsible for developing new and successful commercial loan underwriting methods and credit standards for the Bank. Mr. Muskus is well known in the Greenwich community and is a highly respected second-generation banker with over 25 years of financial and lending experience. He began his career at State Street Bank in Boston and then expanded into analytical roles with Merrill Lynch and J.P. Morgan Investment Management. Mr. Muskus became SVP of Commercial Lending of The Greenwich Bank & Trust Company in 2000 before serving as President of the bank from 2010 to 2014. He is Director Emeritus and former President of the Board of Directors of the Transportation Association of Greenwich, a nonprofit operating 17 vehicles transporting the elderly and disabled. He serves as President of the Joseph Pilsudski Society of Greenwich and is the Fiduciary and Administrator of the Jane C. Bausman Scholarship Fund, administered by the Greenwich Scholarship Association. Mr. Muskus earned his Bachelor of Science in Accountancy from Bentley University in Waltham, MA.

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

Frederick K. Staudmyer

Mr. Staudmyer has served as the Company’s Secretary and Chief Human Resources Officer since November 2014. He is also the Executive Vice President and Chief Administrative Officer of Patriot Bank, N.A., overseeing human resources, retail and deposit operations, corporate governance, the customer support center, property development, facilities management, and marketing. Mr. Staudmyer previously served as Assistant Dean at Cornell University’s Johnson Graduate School of Management. Bringing more than 30 years of human resources, general management and corporate leadership experience, he has served at leading financial institutions where he directed talent acquisition and development, including this role at Chase Manhattan Bank, now JPMorgan Chase. He also served as President and COO at a national legal services and staffing company for over seven years. Mr. Staudmyer earned his MBA from the Johnson Graduate School of Management at Cornell and his Bachelor of Science at Cornell’s School of Industrial & Labor Relations. He has served on the board of directors of the MBA Career Services Council and as an Advisory Council Member of Cornell University’s Entrepreneurial and Personal Enterprise Program.

David W. Christiansen

Mr. Christiansen became Executive Vice President and Chief Credit Officer of the Bank in June 2018, overseeing the Bank’s loan portfolio, lending activities and compliance as well as ensuring operating policies, procedures, objectives and goals. He joined the Bank from First American International Bank of New York, where he was also Executive Vice President & Chief Credit Officer from 2017 to 2018. His experience in credit administration, credit risk management, underwriting, closing, loan servicing and portfolio management provides a useful foundation for his role at the Bank. From 2006 to 2016, he previously held senior roles at National Cooperative Bank, Credit Agricole and JPMorgan Chase. As a strategic senior credit risk management officer with extensive commercial banking, capital markets, corporate finance, regulatory & compliance, and business development experience, he has led a strong credit culture while providing excellent customer service for industry-leading multinational companies. Key strengths include: strategic leadership, global perspective, and consultative credit risk management leadership, yielding a broad and deep understanding of the business, management, financial, and competitive risks faced by clients. Mr. Christiansen holds a Bachelor of Arts Degree in Economics from the University of Virginia.

Judith P. Corprew

Ms. Corprew has served as Executive Vice President and Chief Compliance & Risk Officer of the Bank since March 2015, ensuring compliance with local, state and federal regulations, and risk management. She serves on the management committees for: Regulatory Compliance, Enterprise Risk, Steering and CRA. She holds a Certified Regulator Compliance Manager certification, a highly regarded recognition by the American Bankers Association. With three decades of credit and risk management experience, she has held leadership positions at community-focused financial institutions and mortgage companies throughout the Tri-State area. Early in her banking career, Ms. Corprew was awarded honors for establishing a profitable mortgage center. A staunch advocate for teaching financial literacy skills, Ms. Corprew has led educational seminars and events at local schools, clubs and community organizations. She has also held workshops on first-time home buying, credit and budgeting. She is a member of the United Way and Stamford Financial Stability Collaborative, and has served as a financial coach for United Way. She is a member of the Bank Compliance Association of Connecticut, Institute of Certified Bankers and Regulatory Compliance Group of Fairfield County. She is also a board member of The Helpers Club Scholarship Foundation of Stamford. Ms. Corprew earned her bachelor’s degree from Rutgers University and a master’s degree in finance from Post University in Waterbury, CT.

Scott W. Laughinghouse

Mr. Laughinghouse has served as Executive Vice President and Chief Lending Officer of the Bank since October 2017. He has been in the community banking industry for nearly 30 years. He joined the Bank from First American International Bank in Brooklyn, NY where as Chief Lending Officer he led significant organic growth in both commercial real estate and home mortgage lending. He began his banking career at Fleet National Bank in Providence, RI as a commercial credit trainee and quickly rose through the ranks to Vice President, Commercial Lending in the Community Lending Group. As First Senior Vice President and Executive Director of Financial Services at Lake Sunapee Bank in Newport, NH he served on an executive team that grew the bank from $600 million to a $1.5 billion organization through the acquisition of four banks an insurance agency and a trust and wealth management company with an additional $1.5 billion in assets under management. Mr. Laughinghouse has served as a Credit Analyst, Workout Officer, Lender, Chief Credit Officer, Chief Lending Officer, and Director of Financial Services (insurance and investments). His goal-oriented approach has enabled him to exceed loan growth targets both as a Commercial Lender and as Chief Lending Officer. He takes pride in motivating and developing credit and lending personnel, which he attributes to his previous career as an NCAA college football and baseball coach at both Colby College and his alma mater, Middlebury College. Throughout his career he has served his community through youth athletic coaching, and providing leadership on community service and non-profit boards of directors.

Edward N. Constantino

Mr. Constantino has been a director of the Company since October 2010 and the Lead Independent Director since October 2018. He has over 40 years of audit, advisory and tax experience working for two major accounting firms, Arthur Anderson LLP and KPMG LLP. Mr. Constantino retired from KPMG in late 2009, where he was an Audit Partner in charge of the Firm’s real estate and asset management businesses. Mr. Constantino is a member of the Board of Directors of ARC Property Trust and a member of the Board and Audit Committee Chair of NexPoint Residential Trust. Mr. Constantino also serves as a consultant for the law firm of Skadden Arps. Mr. Constantino’s specific skills include auditing national and multinational organizations, internal control and compliance, financial reporting, regulatory reporting, risk management, asset valuation, accounting and finance and transaction structuring. He is a licensed CPA, a Member of the American Institute of Certified Public Accountants and a Member of the New York State Society of Public Accountants. He is currently a Member of the Board of Trustees and the Audit Committee Chairman of St. Francis College.

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

Brent M. Ciurlino

Mr. Ciurlino has been a director of the Company since October 2018. He currently leads a specialized risk management and regulatory practice at Ivorhill Financial Advisers in Washington, D.C., where he has handled international assignments with the World Bank, the International Finance Corporation (IFC) and the International Monetary Fund (IMF). He has a broad background and expertise in credit and risk, having served in numerous roles in the private and public sectors. From 2015 to recently, Mr. Ciurlino served as Chief Operating and Risk Officer for Freedom Mortgage Corporation and Freedom Small Business Lending BIDCO, and led its sale and divestiture to ReadyCap Lending, the largest SBA lending company. From 2012 to 2015, Mr. Ciurlino served as Director of the Office of Credit Risk Management (OCRM) for the Small Business Administration (SBA), where he implemented the PARRiS/SMART risk protocols and supervised the $105 billion SBA 7(a) and 504 loan debenture and portfolio programs. He also supervised and regulated more than 4,000 SBA financial institutions across the United States. From 2009 to 2011, Mr. Ciurlino was appointed by former Chairman of the Federal Deposit Insurance Corporation (FDIC), Sheila Bair, as Senior Asset Management Executive responsible for the Western Region of the FDIC Branch of Franchise and Asset Services. He served as designated voting member of the Regional Credit, Strategic Bank Resolution and Bank Oversight Committees. From 2002 to 2009, he served as Managing Director at RSM Global International, where he managed diverse banking engagements for domestic and international banks, the FDIC, SBA, HUD, World Bank/IFC, and the IMF. From 1998 to 2002, he also served as Managing Director/CEO of UnionBank Holding Company and UnionBank, a $2 billion international banking group, with 32 domestic and international branches and two international credit card processing centers, which merged with Royal Bank of Canada. Prior to UnionBank, he served as Senior Vice President – Chief Credit and Underwriting Officer at RSM-Unicorp, where he worked on numerous domestic and international assignments representing several banks, financial institutions and government agencies. His first FDIC appointment was in 1990, where he was appointed Deputy Director of Asset Management Services for the Resolution Trust Corp and the FDIC. Mr. Ciurlino graduated from the University of Maine with a B.S. degree and earned his M.S. degree in in Economics and Finance from Washington State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the issued and outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all Section 16(a) forms to the Company. Based solely upon a review of Section 16(a) forms furnished to the Company, the Company noted that, during the fiscal year ended December 31, 2018, David W. Christiansen, Executive Vice President and Chief Credit Officer, and Brent M. Ciurlino, Director each were late in filing a Form 3; and Edward N. Constantino, Raymond Smyth, Emile Van den Bol, Michael J. Weinbaum, Directors, and Richard A. Muskus, President, and Joseph D. Perillo, Executive Vice President and Chief Financial Officer each were late in filing a Form 4. Samuel S. Davis, Former Executive Vice President and Chief Credit Officer, was late in filing Form 4’s for two transactions. Michael A. Carrazza, Chairman of the Board of Directors and Chief Executive Officer, was late in filing Form 4’s for three transactions. Frederick Staudmyer, Secretary and Chief Human Resources Officer, was late in filing Form 4’s for eight transactions.

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

Code of Ethics

We have a Code of Ethics that governs all of our employees, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer or persons performing similar functions. A copy of our Code of Ethics was filed as Exhibit 14.2 to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019. We will provide a copy of our Code of Ethics free of charge to any person upon written request to us at the following address: 900 Bedford Street, Stamford, Connecticut 06901; Attn: Chief Financial Officer.

Board of Directors

The Board of Directors currently consists of seven members. Directors serve for a one-year term until their successors are duly elected or appointed. The Board of Directors has designated a Compensation Committee, Asset Liability Committee, Audit Committee, Loan Committee, Nominating and Corporate Governance Committee, and Executive Committee of the Board.

-	Messrs. Constantino (chairman), Van den Bol, and Ciurlino are members of the Compensation Committee;

-	Messrs. Muskus (chairman), Constantino, Smyth, Van den Bol, and Weinbaum are members of the Asset Liability Committee;

-	Messrs. Constantino (chairman), Smyth, and Van den Bol are members of the Audit Committee;

-	Messrs. Van den Bol (chairman), Constantino, Smyth, and Ciurlino are members of the Loan Committee;

-	Messrs. Van den Bol (chairman), Carrazza, Constantino and Weinbaum are members of the Nominating and Corporate Governance Committee;

-	Messrs. Carrazza (chairman), Constantino, Smyth, and Van den Bol are members of the Executive Committee of the Board.

In addition to the above identified committees, the Board of Directors of the Bank also has a Compliance Committee. Messrs. Ciurlino (chairman), Constantino, and Smyth, are members of the Compliance Committee.

Audit Committee Financial Expert

Our Board of Directors has determined that Edward N. Constantino and Raymond Smyth are the financial experts serving on our Audit Committee. Both Mr. Constantino and Mr. Smyth are independent directors.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our Chief Executive Officer, Chief Financial Officer and other executive officers who received the highest annual compensation.

Name and Principal Position(s)	Year	Salary	Bonus	Restricted Stock	All Other Annual Compensation		Total

Michael A. Carrazza	2018	$300,000	$440,000	$49,980	$13,656	(1)	$803,636
Chairman and Chief Executive Officer	2017	$300,000	$—	$—	$5,398		$305,398

Richard A. Muskus (2)	2018	$300,000	$16,000	$18,353	$11,522	(1)	$345,875
President and Director	2017	$281,154	$—	$10,758	$9,060		$300,972

Joseph D. Perillo (3)	2018	$225,000	$25,000	$2,494	$16,928	(4)	$269,422
Chief Financial Officer	2017	$152,238	$—	$—	$2,723	(4)	$154,961

Frederick K. Staudmyer	2018	$225,000	$9,600	$16,744	$12,567	(1)	$263,911
Secretary and Chief Human Resources Officer; Executive Vice President and Chief Administrative Officer of Patriot Bank, N.A.	2017	$222,630	$15,000	$17,850	$6,906		$262,386

Samuel Davis (5)	2018	$99,519	$49,600	$—	$5,143	(1)	$154,262
Executive Vice President and Chief Credit Officer	2017	$222,693	$20,000	$10,299	$9,261		$262,253

(1)	Includes company matches for 401(k) contribution, HSA account, and group term life insurance.
(2)	Mr. Muskus has been President of the Company since January 2017.
(3)	Mr. Perillo was appointed as Chief Financial Officer as of May 2017.
(4)	Includes $6,000 and $1,000 car allowance for the year ended December 31, 2018 and 2017, respectively.
(5)	Mr. Davis resigned from the position of Chief Credit Officer as of June 2018.

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

Under the 2012 Plan, 32,964 shares of restricted stock were awarded in 2013, 73,558 shares of restricted stock were awarded in 2014, 12,700 shares of restricted stock were awarded in 2015, 58,084 shares of restricted stock were awarded in 2016, 5,084 shares of restricted stock were awarded in 2017, and 18,323 shares of restricted stock were awarded in 2018.

Director Compensation

The following table details the compensation paid to or accrued for each of Patriot’s non-management directors in the year ended December 31, 2018:

	Fees Earned or Paid in Cash	Cash Awards	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)	($)
Edward N. Constantino	68,525	-0-	22,782	-0-	-0-	-0-	-0-	91,307
Raymond Smyth	72,350	-0-	22,782	-0-	-0-	-0-	-0-	95,132
Emile Van den Bol	78,075	-0-	22,782	-0-	-0-	-0-	-0-	100,857
Michael J. Weinbaum	38,575	-0-	22,782	-0-	-0-	-0-	-0-	61,357
Brent M. Ciurlino	13,121	-0-	-0-	-0-	-0-	-0-	-0-	13,121

(1)	The table provides the dollar value of any restricted stock awards that vested during the period. The awards may have been granted during the current period or prior periods.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company has 3,000,000 shares of Common Stock authorized for issuance under the 2012 Plan, of which 2,860,613 shares of stock are available for issuance as of April 26, 2019. The following table sets for the certain information regarding our 2012 Plan:

Equity Compensation Plans --	Number of Shares Issuable under Outstanding Restricted Stock Units	Number of Shares Issuable under Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Approved by the Stockholders	139,387	—	$—	2,860,613
Not Approved by the Stockholders	—	—	—	—
Totals	139,387	—		2,860,613

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides certain information about beneficial ownership of Common Stock of the Company as of April 26, 2019 with respect to: (i) each person, or group of affiliated persons, who is known to the Company to own more than five percent (5%) of Company Common Stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s directors and executive officers as a group.

Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of Common Stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 3,921,910 shares of Common Stock outstanding. In computing the number of shares of Common Stock beneficially owned by a person and applicable percentage of ownership of that person, we deemed outstanding shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of April 26, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each shareholder is in care of Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, CT 06901.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Class
Michael A. Carrazza	2,538,281	(1)	64.72%
Richard A. Muskus	1,878	(2)	*
Joseph D. Perillo	175		*
Frederick K. Staudmyer	1,300		*
Judith P. Corprew	851		*
Scott W. Laughinghouse	29		*
David W. Christiansen	-		*
Edward N. Constantino	7,256		*
Raymond Smyth	8,438	(3)	*
Emile Van den Bol	20,637		*
Michael J. Weinbaum	11,256		*
Brent M. Ciurlino	-		*

All Directors and Executive Officers	2,590,101		66.05%

*	Less than one percent (1%)
(1)

Includes 2,520,000 shares held by PNBK Holdings. Mr. Carrazza is the manager of PNBK Sponsor, LLC, which is the manager of PNBK Holdings; therefore, Mr. Carrazza may be deemed to indirectly beneficially own the shares directly owned by PNBK Holdings. PNBK Holdings has sole voting and dispositive power with regard to all 2,520,000 shares; Sponsor and Carrazza have shared voting and shared dispositive power of said shares. Also includes 7,330 shares held by Solaia Capital Management Profit Sharing Plan for the benefit of Mr. Carrazza and 10,951 vested shares directly owned by Mr. Carrazza, with regard to which Mr. Carrazza has sole voting and dispositive power.

(2)	Includes 59 shares held in an IRA for the benefit of Mr. Muskus.
(3)	Includes 626 shares held in an IRA for the benefit of Mr. Smyth.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). There were $150,000 of loans to officers and directors outstanding as of December 31, 2018. In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination these loans neither involved more than the normal risk of collectability nor presented any other unfavorable features.

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

Board Independence

The Company is subject to the listing standards of the SEC rules pertaining to director independence, and the Company believes that Messrs. Constantino, Smyth, Van den Bol, Weinbaum and Ciurlino are “independent” directors as that term is defined by applicable listing standards of the Nasdaq stock market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate amounts of principal accounting fees we paid to our independent registered public accountants for professional services performed in fiscal years ended December 31, 2018 and 2017 for: (i) audit fees – consisting of fees billed for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) audit-related fees – consisting of fees billed for services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) tax fees – consisting of fees billed for services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees – consisting of fees billed for all other services rendered.

	Year Ended December 31,
	2018		2017(1)
Audit fees	$456,304	(3)	209,933	(2)
Audit related fees (4)	80,556		158,395
Tax fees (5)	15,551		5,344
All other fees	15,585		-
	$567,996		373,672	(6)

(1)	On May 16, 2017, RSM US LLP ("RSM") replaced BDO USA, LLP ("BDO"), and was appointed as the Company's new independent registered public accounting firm.
(2)

Audit fees with respect to the year ended December 31, 2017 represent fees billed to the Company by RSM for professional services related to the annual audit and quarterly reviews. In addition amount paid to BDO for review of our first quarterly financial statements in 2017 of $20,428 are included.

(3)	Audit fees with respect to the year ended December 31, 2018 represent fees billed to the Company by RSM for professional services rendered in connection with RSM's quarterly reviews and annual audit.
(4)

Audit-related fees with respect to the year ending December 31, 2018 and December 31, 2017 include payments of $50,000 and $60,000 respectively, to BDO, for professional services related to the Company's 2018 and 2017 Annual Reports on Form 10-K. The remaining balance of the amounts were items paid to RSM.

(5)	Tax fees with respect to the year ended December 31, 2018 and 2017 represent payments made to RSM and BDO respectively.
(6)

The amount paid for 2017 exceeds the amount reported in the Form 10-K/A for the year ended December 31, 2017 due to an invoice paid after the filing. Prior year amounts have been reclassified to conform to the current year's presentation.

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

The Audit Committee approved the audit-related fees, tax fees and all other fees set forth above for the years ended December 31, 2018 and 2017.

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

PATRIOT NATIONAL BANCORP, INC.

Date: April 29, 2019	By:	/s/ Michael A. Carrazza
Michael A. Carrazza
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)