Form 10-Q
period 2019-03-31
PATRIOT NATIONAL BANCORP INC
filed 2019-05-15
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PNBK	NASDAQ Global Market

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 10, 2019, there were 3,921,910 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	March 31, 2019	December 31, 2018

ASSETS
Cash and due from banks:
Noninterest bearing deposits and cash	$6,661	7,381
Interest bearing deposits	49,971	59,056
Total cash and cash equivalents	56,632	66,437
Investment securities:
Available-for-sale securities, at fair value	40,275	39,496
Other investments, at cost	4,963	4,963
Total investment securities	45,238	44,459

Federal Reserve Bank stock, at cost	2,892	2,866
Federal Home Loan Bank stock, at cost	4,513	4,928
Loans receivable (net of allowance for loan losses: 2019: $7,823, 2018: $7,609)	780,713	772,767
Accrued interest and dividends receivable	3,621	3,766
Premises and equipment, net	35,335	35,435
Other real estate owned	2,945	2,945
Deferred tax asset, net	10,357	10,851
Goodwill	1,107	1,728
Core deposit intangible, net	680	698
Other assets	9,075	4,816
Total assets	$953,108	951,696

Liabilities
Deposits:
Noninterest bearing deposits	$82,248	84,471
Interest bearing deposits	670,573	658,810
Total deposits	752,821	743,281

Federal Home Loan Bank and correspondent bank borrowings	90,000	100,000
Senior notes, net	11,796	11,778
Subordinated debt, net	9,731	9,723
Junior subordinated debt owed to unconsolidated trust, net	8,096	8,094
Note payable	1,339	1,388
Advances from borrowers for taxes and insurance	1,922	2,926
Accrued expenses and other liabilities	7,754	5,166
Total liabilities	883,459	882,356

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 2019: 3,993,351 shares issued; 3,919,610 shares outstanding. 2018: 3,984,415 shares issued; 3,910,674 shares outstanding	40	40
Additional paid-in capital	107,143	107,095
Accumulated deficit	(35,517)	(35,790)
Less: Treasury stock, at cost: 2019 and 2018, 73,741 and 73,741 shares, respectively	(1,179)	(1,179)
Accumulated other comprehensive loss	(838)	(826)
Total shareholders' equity	69,649	69,340
Total liabilities and shareholders' equity	$953,108	951,696

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018

Interest and Dividend Income
Interest and fees on loans	$9,741	8,774
Interest on investment securities	385	266
Dividends on investment securities	118	121
Other interest income	327	151
Total interest and dividend income	10,571	9,312

Interest Expense
Interest on deposits	3,264	1,657
Interest on Federal Home Loan Bank borrowings	439	257
Interest on senior debt	229	229
Interest on subordinated debt	289	99
Interest on note payable and other	6	7
Total interest expense	4,227	2,249

Net interest income	6,344	7,063

Provision for Loan Losses	165	185

Net interest income after provision for loan losses	6,179	6,878

Non-interest Income
Loan application, inspection and processing fees	14	8
Deposit fees and service charges	127	134
Gains on sales of loans	456	-
Rental Income	130	84
Other income	95	96
Total non-interest income	822	322

Non-interest Expense
Salaries and benefits	3,184	2,769
Occupancy and equipment expense	917	741
Data processing expense	370	317
Professional and other outside services	771	572
Merger and tax initiative project expenses	80	523
Advertising and promotional expense	115	78
Loan administration and processing expense	14	13
Regulatory assessments	315	252
Insurance expense	41	55
Communications, stationary and supplies	134	113
Other operating expense	569	358
Total non-interest expense	6,510	5,791

Income before income taxes	491	1,409

Provision for Income Taxes	168	344

Net income	$323	1,065

Basic earnings per share	$0.08	0.27
Diluted earnings per share	$0.08	0.27

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)	Three Months Ended March 31,
	2019	2018

Net income	$323	1,065
Other comprehensive income
Unrealized holding loss on securities	(15)	(307)
Income tax effect	3	83
Total other comprehensive loss	(12)	(224)
Comprehensive income	$311	841

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2018	3,910,674	$40	107,095	(35,790)	(1,179)	(826)	69,340
Comprehensive income:
Net income	-	-	-	323	-	-	323
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	-	-	(12)	(12)
Total comprehensive income	-	-	-	323	-	(12)	311
Common stock dividends	-	-	-	(39)	-	-	(39)
Share-based compensation expense	-	-	48	-	-	-	48
Vesting of restricted stock	8,936	-	-	-	-	-	-
Cumulative effect of adopting ASU 2016-02	-	-	-	(11)	-	-	(11)
Balance at March 31, 2019	3,919,610	$40	107,143	(35,517)	(1,179)	(838)	69,649

Balance at December 31, 2017	3,899,675	$40	106,875	(38,832)	(1,179)	(155)	66,749
Comprehensive income:
Net income	-	-	-	1,065	-	-	1,065
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	-	-	(224)	(224)
Total comprehensive income	-	-	-	1,065	-	(224)	841
Common stock dividends	-	-	-	(38)	-	-	(38)
Share-based compensation expense	-	-	53	-	-	-	53
Vesting of restricted stock	2,935	-	-	-	-	-	-
Balance at March 31, 2018	3,902,610	$40	106,928	(37,805)	(1,179)	(379)	67,605

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$323	1,065
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) amortization of investment premiums, net	(11)	13
Amortization and accretion of purchase loan premiums and discounts	174	176
Amortization of debt issuance costs	28	21
Amortization of core deposit intangible	18	-
Provision for loan losses	165	185
Depreciation and amortization	389	350
Share-based compensation	48	53
Decrease (increase) in deferred income taxes	497	(855)
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	145	(9)
(Increase) decrease in other assets	(862)	102
(Decrease) increase in accrued expenses and other liabilities	(479)	574
Net cash provided by operating activities	435	1,675

Cash Flows from Investing Activities:
Principal repayments on available-for-sale securities	613	463
Purchases of available-for-sale securities	(1,396)	-
Purchases of Federal Reserve Bank stock	(26)	(24)
Redemptions of Federal Home Loan Bank stock	415	-
Increase in originated loans receivable, net	(3,481)	(5,081)
Purchases of loans receivable	(4,804)	-
Purchase of premises and equipment	(9)	(630)
Escrow deposit for pending acquisition	-	(500)
Net cash used in investing activities	(8,688)	(5,772)

Cash Flows from Financing Activities:
Increase in deposits, net	9,540	17,859
Repayments of FHLB borrowings	(10,000)	-
Principal repayments of note payable	(49)	(48)
Decrease in advances from borrowers for taxes and insurance	(1,004)	(925)
Dividends paid on common stock	(39)	(38)
Net cash (used) provided by financing activities	(1,552)	16,848

Net (decrease) increase in cash and cash equivalents	(9,805)	12,751

Cash and cash equivalents at beginning of period	66,437	48,729

Cash and cash equivalents at end of period	$56,632	61,480

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,950	1,844
Cash paid for income taxes	$18	125

Purchase of premises and equipment	$280	-
Increase in accrued expense and other liabilities	(280)	-
	$-	-

Initial recognition of operating lease right-of-use assets	$3,397	-
Initial recognition of operating lease liabilities	$3,444	-

Contingent liability assumed in business combination	$621	-

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 1:     Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of Patriot National Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary Patriot Bank, N.A. (the “Bank”) (collectively, “Patriot”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on the Annual Report on Form 10-K for the year ended December 31, 2018.

The Consolidated Balance Sheet at December 31, 2018 presented herein has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

On May 10, 2018 the Bank completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT (“Prime Bank”). The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut. The results of Prime Bank’s operations are included in the Company’s Consolidated Financial Statements from the date of acquisition.

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan and lease losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets, accounting for the business combination, and accounting for leases as certain of Patriot’s more significant accounting policies and estimates, in that they are critical to the presentation of Patriot’s financial condition and results of operations. As they concern matters that are inherently uncertain, these estimates require management to make subjective and complex judgments in the preparation of Patriot’s Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform to current year presentation.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the remainder of 2019.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 2:     Recent Accounting Pronouncements

Accounting Standards Adopted During 2019

Effective January 1, 2019, the following new Accounting Standards Update (ASU) was adopted by the Company:

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU was issued to improve the financial reporting of leasing activities and provide a faithful representation of leasing transactions and improve understanding and comparability of a lessee's financial statements. The amendments in this ASU require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. In July 2018, the FASB issued a subsequent update which introduced a new transition method, under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance was effective for the Company on January 1, 2019, with early adoption permitted. Management elected the transition practical expedient option. The cumulative-effect adjustment was an increase to the opening balance of accumulated deficit at the time of adoption on January 1, 2019. The Company recognized $3.4 million of right-of-use (“ROU”) assets and $3.4 million lease liabilities for operating leases on its Consolidated Balance Sheets. The standard did not have an impact on its Consolidated Income Statements.

Accounting Standards Issued But Not Yet Adopted

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 3: Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at March 31, 2019 and December 31, 2018 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2019:
U. S. Government agency mortgage-backed securities	$20,017	84	(125)	19,976
Corporate bonds	14,000	-	(1,172)	12,828
Subordinated notes	5,899	81	-	5,980
U.S. Treasury notes	1,488	3	-	1,491
	$41,404	168	(1,297)	40,275

December 31, 2018:
U. S. Government agency mortgage-backed securities	$20,626	43	(196)	20,473
Corporate bonds	14,000	-	(1,026)	12,974
Subordinated notes	4,500	64	-	4,564
U.S. Treasury notes	1,484	1	-	1,485
	$40,610	108	(1,222)	39,496

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of March 31, 2019 and December 31, 2018:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
March 31, 2019:
U. S. Government agency mortgage-backed securities	$2,972	(23)	3,778	(102)	6,750	(125)
Corporate bonds	-	-	12,828	(1,172)	12,828	(1,172)
	$2,972	(23)	16,606	(1,274)	19,578	(1,297)

December 31, 2018:
U. S. Government agency mortgage-backed securities	$8,024	(38)	5,422	(158)	13,446	(196)
Corporate bonds	-	-	12,974	(1,026)	12,974	(1,026)
	$8,024	(38)	18,396	(1,184)	26,420	(1,222)

At March 31, 2019 and December 31, 2018, ten of seventeen and ten of sixteen available-for-sale securities had unrealized losses with an aggregate decline of 6.2% and 4.4% from the amortized cost of those securities, respectively.

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute an other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of March 31, 2019.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

At March 31, 2019 and December 31, 2018, available-for-sale securities of $6.9 million and $7.0 million were pledged primarily to secure municipal deposits, respectively. As of March 31, 2019 and December 31, 2018, $5.4 million and $5.5 million were pledged to the FRB of New York, and $1.5 million and $1.5 million were pledged to St. Louis Fed, respectively.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at March 31, 2019 and December 31, 2018. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
March 31, 2019:
Corporate bonds	$-	9,000	5,000	14,000	-	8,278	4,550	12,828
Subordinated notes	-	5,899	-	5,899	-	5,980	-	5,980
U.S. Treasury notes	1,488	-	-	1,488	1,491	-	-	1,491
Available-for-sale securities with single maturity dates	1,488	14,899	5,000	21,387	1,491	14,258	4,550	20,299
U. S. Government agency mortgage-backed securities	9,671	2,445	7,901	20,017	9,664	2,368	7,944	19,976
	$11,159	17,344	12,901	41,404	11,155	16,626	12,494	40,275

December 31, 2018:
Corporate bonds	$-	9,000	5,000	14,000	-	8,537	4,437	12,974
Subordinated notes	-	4,500	-	4,500	-	4,564	-	4,564
U.S. Treasury notes	1,484	-	-	1,484	1,485	-	-	1,485
Available-for-sale securities with single maturity dates	1,484	13,500	5,000	19,984	1,485	13,101	4,437	19,023
U. S. Government agency mortgage-backed securities	6,842	5,668	8,116	20,626	6,844	5,530	8,099	20,473
	$8,326	19,168	13,116	40,610	8,329	18,631	12,536	39,496

During the three-month period ended March 31, 2019, the Bank purchased $1.4 million Subordinated notes. There were no sales of the Bank’s available-for-sale securities in the three-month period ended March 31, 2019. There were no sales or purchases of available-for-sale securities in the three-month period ended March 31, 2018.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 4: Loans Receivable and Allowance for Loan and Lease Losses

As of March 31, 2019 and December 31, 2018, loans receivable, net, consists of the following:

(In thousands)	March 31, 2019	December 31, 2018
Loan portfolio segment:
Commercial Real Estate	$291,556	274,938
Residential Real Estate	159,985	157,300
Commercial and Industrial	177,866	191,852
Consumer and Other	95,755	94,569
Construction	45,356	46,040
Construction to Permanent - CRE	18,018	15,677
Loans receivable, gross	788,536	780,376
Allowance for loan and lease losses	(7,823)	(7,609)
Loans receivable, net	$780,713	772,767

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

In connection with the Prime Bank merger in May 2018, loans were acquired. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which was accounted for in accordance with ASC 310-30. The purchased credit impaired (“PCI”) loans presently maintain a carrying value of $439,000 as of March 31, 2019. The loans were evaluated for impairment through the periodic reforecasting of expected cash flows.

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

A summary of changes in the accretable discount for PCI loans for the three months ended March 31, 2019 follows:

(In thousands)	For the three Months Ended March 31, 2019

Accretable discount, beginning of period	$(792)
Accretion	25
Other changes, net	573
Accretable discount, end of period	$(194)

The accretion of the accretable discount for PCI loans for the three months ended March 31, 2019 was $25,000. The other changes represent primarily loans that were either fully paid-off or totally charged off in the first quarter of 2019.

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

During the three months ended March 31, 2019 and 2018, Patriot purchased $4.8 million and $0 of residential real estate loans, respectively.

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

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of up to 75 percent of the principal balance. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

Patriot’s syndicated and leveraged loan portfolio are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or “Shared National Credits (SNC)”. SNC loans were determined to be complementary to the Bank’s existing C&I portfolio and product offerings and provide diversification from Patriot’s typical direct-to-business lines of credit and term facilities. The Bank will participate in senior secured financings for public and privately-owned companies for acquisitions, working capital, recapitalizations, and general corporate purposes. The Bank’s strategy is to participate in these types of loan transactions.

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

No education loans or other consumer loans were purchased during the three months period ended March 31, 2019 and 2018.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for the three months ended March 31, 2019 and 2018:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three months ended March 31, 2019
Allowance for loan and lease losses:
December 31, 2018	$1,866	1,059	3,558	641	350	108	27	7,609
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	47	2	-	-	-	49
Provisions (credits)	(4)	330	(115)	(51)	5	15	(15)	165
March 31, 2019	$1,862	1,389	3,490	592	355	123	12	7,823

Three months ended March 31, 2018
Allowance for loan and lease losses:
December 31, 2017	$2,212	959	2,023	568	481	54	-	6,297
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	3	-	-	-	-	-	-	3
Provisions (credits)	265	114	(264)	(22)	7	7	78	185
March 31, 2018	$2,480	1,073	1,759	546	488	61	78	6,485

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of March 31, 2019 and December 31, 2018:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
March 31, 2019
Allowance for loan and lease losses:
Individually evaluated for impairment	$-	563	1,062	-	-	-	-	1,625
Collectively evaluated for impairment	1,862	826	2,428	592	355	123	12	6,198
Total allowance for loan losses	$1,862	1,389	3,490	592	355	123	12	7,823

Loans receivable, gross:
Individually evaluated for impairment	$12,026	3,766	4,598	861	8,800	-	-	30,051
PCI loans individually evaluated for impairment	-	-	439	-	-	-	-	439
Collectively evaluated for impairment	279,530	156,219	172,829	94,894	36,556	18,018	-	758,046
Total loans receivable, gross	$291,556	159,985	177,866	95,755	45,356	18,018	-	788,536

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2018
Allowance for loan and lease losses:
Individually evaluated for impairment	$-	216	1,299	30	-	-	-	1,545
Collectively evaluated for impairment	1,866	843	2,259	611	350	108	27	6,064
Total allowance for loan losses	$1,866	1,059	3,558	641	350	108	27	7,609

Loans receivable, gross:
Individually evaluated for impairment	$4,606	2,302	4,646	864	8,800	-	-	21,218
PCI loans individually evaluated for impairment	-	-	615	-	-	-	-	615
Collectively evaluated for impairment	270,332	154,998	186,591	93,705	37,240	15,677	-	758,543
Total loans receivable, gross	$274,938	157,300	191,852	94,569	46,040	15,677	-	780,376

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

If an account is classified as “Loss”, the full balance of the loans receivable is charged off, regardless of the potential recovery from a sale of the underlying collateral. Any amount that may be recovered on the sale of collateral underlying a loan is recognized as a “recovery” in the period in which the collateral is sold.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of March 31, 2019.

(In thousands)	Performing (Accruing) Loans
As of March 31, 2019:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$208	-	-	208	272,278	272,486	-	272,486
Special mention	-	-	-	-	2,070	2,070	-	2,070
Substandard	583	431	-	1,014	5,033	6,047	10,953	17,000
	791	431	-	1,222	279,381	280,603	10,953	291,556
Residential Real Estate:
Pass	1,293	-	-	1,293	153,481	154,774	-	154,774
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,738	1,738	3,473	5,211
	1,293	-	-	1,293	155,219	156,512	3,473	159,985
Commercial and Industrial:
Pass	454	195	600	1,249	160,419	161,668	-	161,668
Special mention	-	-	100	100	1,932	2,032	-	2,032
Substandard	-	338	-	338	9,196	9,534	4,632	14,166
	454	533	700	1,687	171,547	173,234	4,632	177,866
Consumer and Other:
Pass	1,463	168	8	1,639	93,944	95,583	-	95,583
Substandard	-	-	-	-	-	-	172	172
	1,463	168	8	1,639	93,944	95,583	172	95,755
Construction:
Pass	-	-	-	-	36,556	36,556	-	36,556
Substandard	-	-	-	-	-	-	8,800	8,800
	-	-	-	-	36,556	36,556	8,800	45,356
Construction to Permanent - CRE:
Pass	-	-	-	-	18,018	18,018	-	18,018
	-	-	-	-	18,018	18,018	-	18,018

Total	$4,001	1,132	708	5,841	754,665	760,506	28,030	788,536

Loans receivable, gross:
Pass	$3,418	363	608	4,389	734,696	739,085	-	739,085
Special mention	-	-	100	100	4,002	4,102	-	4,102
Substandard	583	769	-	1,352	15,967	17,319	28,030	45,349
Loans receivable, gross	$4,001	1,132	708	5,841	754,665	760,506	28,030	788,536

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize performing and non-performing loans (i.e., non-accruing) receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2018.

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
Construction to Permanent - CRE:
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of March 31, 2019 and December 31, 2018:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of March 31, 2019:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	-	1,011	1,011	9,942	10,953
Residential Real Estate:
Substandard	60	-	2,843	2,903	570	3,473
Commercial and Industrial:
Substandard	-	-	3,913	3,913	719	4,632
Consumer and Other:
Substandard	-	102	70	172	-	172
Construction:
Substandard	-	-	-	-	8,800	8,800
Total non-accruing loans	$60	102	7,837	7,999	20,031	28,030

As of December 31, 2018:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$1,580	-	1,945	3,525	-	3,525
Residential Real Estate:
Substandard	-	-	2,006	2,006	-	2,006
Commercial and Industrial:
Substandard	-	15	3,941	3,956	725	4,681
Consumer and Other:
Substandard	-	86	11	97	77	174
Construction:
Substandard	-	-	8,800	8,800	-	8,800
Total non-accruing loans	$1,580	101	16,703	18,384	802	19,186

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income of approximately $275,000 and $81,000 would have been recognized in income during the three months ended March 31, 2019 and 2018, respectively.

Additionally, certain loans for which the borrower cannot demonstrate sufficient cash flow to continue loan payments in the future and certain troubled debt restructurings (“TDRs”) are placed on non-accrual status. During the three months ended March 31, 2019 and 2018, interest income collected and recognized on non-accruing loans were $150,000 and $0, respectively.

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

The recorded investment in TDRs was $10.9 million at March 31, 2019 and $2.1 million at December 31, 2018, respectively.

(In thousands)	March 31, 2019		December 31, 2018
Loan portfolio segment:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Real Estate	2	$1,073	2	$1,081
Residential Real Estate	1	292	1	296
Consumer and Other	2	690	2	689
Construction	1	8,800	-	-
Total TDR Loans	6	10,855	5	2,066
Less:
TDRs included in non-accrual loans	1	(8,800)	-	-
Total accrual TDR Loans	5	$2,055	5	$2,066

During the three months ended March 31, 2019, there was one construction loan with a balance of $8.8 million modified as TDR. The loan was restructured with a maturity and payment concession. The pre-modification and post-modification outstanding recorded investment in the restructured construction loan was $8.8 million.

The construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, extending the interest-only payment period, or substituting or adding a co-borrower or guarantor. There were no loans modified as TDRs and no defaults of TDRs during the three months ended March 31, 2018. At March 31, 2019 and December 31, 2018, there were no commitments to advance additional funds under TDRs.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of March 31, 2019 and December 31, 2018, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $30.0 million and $21.2 million, respectively, were identified, for which $1.6 million and $1.5 million specific reserves were established, respectively. Loans not requiring specific reserves had sufficient collateral values, less costs to sell, supporting the net investment in the loan which includes principal balance, unamortized fees and costs and accrued interest, if any. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At March 31, 2019 and December 31, 2018, exposure to the impaired loans was related to 29 and 25 borrowers, respectively. In all cases, appraisal reports of the underlying collateral, if any, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were reduced by an estimate of the costs to sell the assets, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value.

In addition, the remaining $439,000 PCI loans acquired from Prime Bank acquisition were commercial and industrial loans. The PCI loans were originally recorded at fair value by the Bank on the date of acquisition. At March 31, 2019, those loans were considered individually evaluated for impairment, with no allowance recorded.

The following table reflects information about the impaired loans, excluding PCI loans, by class as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019			December 31, 2018
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$12,026	12,145	-	4,606	5,109	-
Residential Real Estate	1,760	1,768	-	670	703	-
Commercial and Industrial	1,589	1,589	-	488	1,281	-
Consumer and Other	861	861	-	827	867	-
Construction	8,800	8,800	-	8,800	8,839	-
	25,036	25,163	-	15,391	16,799	-

With a related allowance recorded:
Commercial Real Estate	-	-	-	-	-	-
Residential Real Estate	2,006	2,006	563	1,632	1,632	216
Commercial and Industrial	3,009	3,009	1,062	4,158	4,208	1,299
Consumer and Other	-	-	-	37	37	30
Construction	-	-	-	-	-	-
	5,015	5,015	1,625	5,827	5,877	1,545

Impaired Loans, Total:
Commercial Real Estate	12,026	12,145	-	4,606	5,109	-
Residential Real Estate	3,766	3,774	563	2,302	2,335	216
Commercial and Industrial	4,598	4,598	1,062	4,646	5,489	1,299
Consumer and Other	861	861	-	864	904	30
Construction	8,800	8,800	-	8,800	8,839	-
Impaired Loans, Total	$30,051	30,178	1,625	21,218	22,676	1,545

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize additional information regarding impaired loans, excluding PCI loans, by class for the three months ended March 31, 2019 and 2018.

(In thousands)	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,440	13	2,205	25
Residential Real Estate	942	4	3,342	3
Commercial and Industrial	775	-	739	-
Consumer and Other	841	8	691	7
Construction	8,800	150	-	-
	17,798	175	6,977	35
With a related allowance recorded:
Commercial Real Estate	472	-	-	-
Residential Real Estate	2,089	-	-	-
Commercial and Industrial	3,863	-	393	-
Consumer and Other	21	-	2	-
Construction	-	-	-	-
	6,445	-	395	-
Impaired Loans, Total:
Commercial Real Estate	6,912	13	2,205	25
Residential Real Estate	3,031	4	3,342	3
Commercial and Industrial	4,638	-	1,132	-
Consumer and Other	862	8	693	7
Construction	8,800	150	-	-
Impaired Loans, Total	$24,243	175	7,372	35

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 5:     Goodwill and Other Intangible Assets

On May 10, 2018 the Company completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT. The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.

The assets acquired and liabilities assumed from Prime Bank were recorded at their fair value as of the closing date of the acquisition. Goodwill of $2.1 million was recorded at the time of the acquisition, and was adjusted to $1.7 million as of December 31, 2018, primarily due to updating of fair value of the core deposit intangibles and adjustment of cash and contingent considerations. During the three months ended March 31, 2019, goodwill was adjusted to $1.1 million as a result of reducing the amount expected to be paid pursuant to certain problem loans pending resolution by $621,000. There were no income effects resulting from the recorded measurement period adjustments for the three months ended March 31, 2019. The goodwill is all deductible for income taxes over 15 years.

Note 6:     Deposits

The following table presents the balance of deposits held, by category as of March 31, 2019 and December 31, 2018.

(In thousands)	March 31, 2019	December 31, 2018

Non-interest bearing	$82,248	$84,471
Interest bearing:
NOW	24,924	26,100
Savings	67,708	81,912
Money market	88,493	85,197
Certificates of deposit, less than $250,000	217,701	203,683
Certificates of deposit, $250,000 or greater	88,953	78,318
Brokered deposits	182,794	183,600
Interest bearing, Total	670,573	658,810

Total Deposits	$752,821	$743,281

As of March 31, 2019, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$139,614	58,395	145,508	$343,517
More than 1 year through 2 years	68,372	28,199	21,320	117,891
More than 2 years through 3 years	7,972	1,519	15,467	24,958
More than 3 years through 4 years	1,316	840	499	2,655
More than 4 years through 5 years	427	-	-	427
	$217,701	88,953	182,794	$489,448

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 7: Share-Based Compensation and Employee Benefit Plan

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice is to grant RSAs. As of March 31, 2019 and December 31, 2018, there were no options or phantom stock units outstanding, or that have been exercised during the period then ended.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain limitations. As of March 31, 2019, 2,870,113 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

The following is a summary of the status of the Company’s restricted shares as of March 31, 2019 and 2018 and changes therein during the periods indicated:

Three months ended March 31, 2019:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	31,790	$14.06
Vested	(8,936)	$15.07
Unvested at March 31, 2019	22,854	$13.66

Three months ended March 31, 2018:
Unvested at December 31, 2017	25,870	$12.15
Granted	14,199	$17.93
Vested	(2,935)	$14.18
Forfeited	(100)	$15.50
Unvested at March 31, 2018	37,034	$14.20

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

For the three months ended March 31, 2019 and 2018, the Company recognized total share-based compensation expense of $48,000 and $53,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $28,000 and $35,000, for the three months ended March 31, 2019 and 2018, respectively. Included in share-based compensation expense for the three months ended March 31, 2019 and 2018, were $20,000 and $18,000 attributable to Patriot’s external directors, who received total compensation of $119,000 and $82,000 for each of those periods, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Income.

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of March 31, 2019 amounted to $324,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.3 years.

RSA Grant - Non-executive Employees

During the three months ended March 31, 2019 and 2018, 0 and 100 granted RSA shares were forfeited, respectively. The remaining 6,000 RSA shares vested fully on January 4, 2019.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Dividends

On July 17, 2017, the Company announced its intention to make quarterly cash dividend payments. For the three months ended March 31, 2019 and 2018, the Company paid cash dividends of $.01 per share of common stock, or an aggregated of $39,000 and $38,000, respectively.

Retirement Plan

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent of an employee's annual compensation. During the three months ended March 31, 2019 and 2018 compensation expense under the 401K aggregated $54,000 and $51,000, respectively.

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

The following table summarizes the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

(Net income in thousands)	Three Months Ended March 31,
	2019		2018
Basic earnings per share:
Net income attributable to Common shareholders	$323		$1,065
Divided by:
Weighted average shares outstanding	3,917,312		3,900,513

Basic earnings per common share	0.08		0.27

Diluted earnings per share:
Net income attributable to Common shareholders	323		1,065

Weighted average shares outstanding	3,917,312		3,900,513

Effect of potentially dilutive restricted common shares	-		16,601

Divided by:
Weighted average diluted shares outstanding	3,917,312	(1)	3,917,114

Diluted earnings per common share	0.08		0.27

(1)	The weighted average diluted shares outstanding did not include 448 anti-dilutive restricted common shares as of March 31, 2019.

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

Financial instruments with credit risk at March 31, 2019 are as follows:

(In thousands)	As of March 31, 2019
Commitments to extend credit:
Unused lines of credit	$58,521
Undisbursed construction loans	31,207
Home equity lines of credit	19,953
Future loan commitments	15,727
Financial standby letters of credit	1,153
$126,561

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a $8,000 reserve for credit loss as of March 31, 2019, which is included in accrued expenses and other liabilities.

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

The Agreement states that by December 31, 2018 the Board and Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the allowance for loan and lease losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement the Bank also agreed to provide a revised written 3-year strategic and capital plan for the Bank by December 31, 2018.  To date, the Bank has addressed each of the items in accordance with the Agreement and continues to respond to any further enhancement requested by the OCC. Further details pertaining to the Agreement are provided in Part II Item 9B: Other information included on the Annual Report on Form 10-K for the year ended December 31, 2018.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The Company’s and the Bank’s regulatory capital amounts and ratios at March 31, 2019 and December 31, 2018 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	91,489	10.332	90,722	10.452	101,239	11.908	99,341	11.500
To be Well Capitalized(1)	-	-	-	-	85,016	10.000	86,384	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	89,267	10.500	85,304	9.875
For capital adequacy	70,836	8.000	69,441	8.000	68,013	8.000	69,107	8.000

Tier 1 Capital (to risk weighted assets):
Actual	73,654	8.318	73,101	8.422	93,404	10.987	91,720	10.618
To be Well Capitalized(1)	-	-	-	-	68,013	8.000	69,107	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	72,264	8.500	68,027	7.875
For capital adequacy	53,127	6.000	52,081	6.000	51,010	6.000	51,830	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	65,654	7.415	65,101	7.500	93,404	10.987	91,720	10.618
To be Well Capitalized(1)	-	-	-	-	55,260	6.500	56,149	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	59,511	7.000	55,069	6.375
For capital adequacy	39,845	4.500	39,061	4.500	38,257	4.500	38,873	4.500

Tier 1 Leverage Capital (to average assets):
Actual	73,654	7.721	73,101	7.842	93,404	9.789	91,720	9.838
To be Well Capitalized(1)	-	-	-	-	47,707	5.000	46,617	5.000
For capital adequacy	38,160	4.000	37,288	4.000	38,166	4.000	37,294	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.

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

The capital buffer requirement is being phased in over three years beginning in 2016. The 1.875% capital conversation buffer for 2018 has been included in the minimum capital adequacy ratios in the 2018 column in the table above. The capital conversation buffer increased to 2.5% for 2019, which has been included in the minimum capital adequacy ratios in the 2019 column above.

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which will be effective beginning on January 1, 2019. Management believes that, as of March 31, 2019, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

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

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.45 million. This investment is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both December 31, 2018 and 2017. The remaining balance in other investments is a $513,000 time deposit that matures on October 6, 2019, which is carried at cost, which approximates fair value due to its short-term nature.

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

Other Real Estate Owned

The fair value of OREO the Bank may obtain is based on current appraised property value less estimated costs to sell. When fair value is based on unadjusted current appraised value, OREO is classified within Level 2 of the fair value hierarchy. Patriot classifies OREO within Level 3 of the fair value hierarchy when unobservable inputs are used to determine adjustments to appraised values. Patriot does not record OREO at fair value on a recurring basis, but rather initially records OREO at fair value on a non-recurring basis and then monitors property and market conditions that may indicate a change in value is warranted.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of March 31, 2019 and December 31, 2018:

(In thousands)		March 31, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$6,661	6,661	7,381	7,381
Interest-bearing deposits due from banks	Level 1	49,971	49,971	59,056	59,056
U. S. Government agency mortgage-backed securities	Level 2	19,976	19,976	20,473	20,473
Corporate bonds	Level 2	12,828	12,828	12,974	12,974
Subordinated notes	Level 2	5,980	5,980	4,564	4,564
U.S. Treasury notes	Level 2	1,491	1,491	1,485	1,485
Other investments	Level 2	4,963	4,963	4,963	4,963
Federal Reserve Bank stock	Level 2	2,892	2,892	2,866	2,866
Federal Home Loan Bank stock	Level 2	4,513	4,513	4,928	4,928
Loans receivable, net	Level 3	780,713	771,523	772,767	762,581
Accrued interest receivable	Level 2	3,621	3,621	3,766	3,766
Interest swap receivable	Level 2	417	417	286	286

Financial assets, total		$894,026	884,836	895,509	885,323

Financial Liabilities:
Demand deposits	Level 2	$82,248	82,248	84,471	84,471
Savings deposits	Level 2	67,708	67,708	81,912	81,912
Money market deposits	Level 2	88,493	88,493	85,197	85,197
NOW accounts	Level 2	24,924	24,924	26,100	26,100
Time deposits	Level 2	306,654	306,260	282,001	280,538
Brokered deposits	Level 1	182,794	182,804	183,600	183,120
FHLB borrowings	Level 2	90,000	92,509	100,000	101,369
Senior notes	Level 2	11,796	11,433	11,778	11,293
Subordinated debt	Level 2	9,731	9,490	9,723	9,348
Junior subordinated debt owed to unconsolidated trust	Level 2	8,096	8,096	8,094	8,094
Note payable	Level 3	1,339	1,222	1,388	1,239
Accrued interest payable	Level 2	1,854	1,854	1,605	1,605
Contingent consideration liability	Level 3	86	86	707	707
Interest swap liability	Level 2	417	417	286	286

Financial liabilities, total		$876,140	877,544	876,862	875,279

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of March 31, 2019 and December 31, 2018:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2019:
U. S. Government agency mortgage-backed securities	$-	19,976	-	19,976
Corporate bonds	-	12,828	-	12,828
Subordinated notes	-	5,980	-	5,980
U.S. Treasury notes	-	1,491	-	1,491
Available-for-sale securities	$-	40,275	-	40,275

Impaired PCI Loans, net	-	-	439	439

Contingent consideration liability	-	-	86	86

Interest swap receivable	-	417	-	417

Interest swap liability	-	417	-	417

December 31, 2018:
U. S. Government agency mortgage-backed securities	$-	20,473	-	20,473
Corporate bonds	-	12,974	-	12,974
Subordinated notes	-	4,564	-	4,564
U.S. Treasury notes	-	1,485	-	1,485
Available-for-sale securities	$-	39,496	-	39,496

Impaired PCI Loans, net	-	-	615	615
Contingent consideration liability	-	-	707	707

Interest swap receivable	-	286	-	286

Interest swap liability	-	286	-	286

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

During the three months ended March 31, 2019, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The table below presents the valuation methodology and unobservable inputs for level 3 assets measures at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2019:
Impaired loans, net	$28,426	Real Estate Appraisals	Discount for appraisal type	8%	-	21%

Other Real Estate Owned	2,945	Real Estate Appraisals	Discount for appraisal type		14%

December 31, 2018:
Impaired loans, net	$19,673	Real Estate Appraisals	Discount for appraisal type	8%	-	21%

Other Real Estate Owned	2,945	Real Estate Appraisals	Discount for appraisal type		14%

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

The estimated fair value amounts have been measured as of March 31, 2019 and December 31, 2018, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

As of March 31, 2019 and December 31, 2018, Patriot had $450,000 and $300,000, respectively, in cash pledged for collateral on its interest rate swaps.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
March 31, 2019:
Classified in Other Assets:
Customer interest rate swap	$5,000	10.5	5.25%	1 Mo. LIBOR + 1.96%	$417

Classified in Other Liabilities:
3rd party interest rate swap	$5,000	10.5	5.25%	1 Mo. LIBOR + 1.96%	$(417)

December 31, 2018:
Classified in Other Assets:
Customer interest rate swap	$5,000	10.5	5.25%	1 Mo. LIBOR + 1.96%	$286

Classified in Other Liabilities:
3rd party interest rate swap	$5,000	10.5	5.25%	1 Mo. LIBOR + 1.96%	$(286)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 13: Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Patriot has seven non-cancelable operating leases, including four Bank branch locations and two for administrative and operational space, and one equipment lease. The leases expire on various dates through 2032 and some include renewal options. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. The last potential year the leases can be extended through 2037. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding lease liability. The Company has no finance lease (previously referred to as a capital lease).

The cumulative-effect adjustment was an increase to the opening balance of accumulated deficit at the time of adoption on January 1, 2019. The Company recognized $3.4 million of right-of-use (“ROU”) assets and $3.4 million lease liabilities for operating leases on its Consolidated Balance Sheets. The standard did not have an impact on its Consolidated Income Statements.

Operating leases are recorded as a ROU lease assets and are included in other assets on the consolidated balance sheet. The Company’s corresponding lease obligations are included in accrued expenses and other liabilities on the consolidated balance sheet. ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The following is a maturity analysis of the operating lease liabilities as of March 31, 2019:

(in thousands)	Operating lease
Years ending December 31,	Obligation
2019	$343
2020	464
2021	474
2022	435
2023	397
Thereafter	2,046
Total undiscounted lease payments	4,159
Less imputed interest	(798)
Present value of operating lease liabilities	$3,361

Operating lease right-of-use asset	$3,305

Three Months Ended
March 31, 2019
Lease cost
Operating lease cost	$122
Short-term lease cost	$25

Other information
Operating cash flows from operating leases	$114
Weighted -average remaining lease term - operating leases (in years)	11
Weighted -average discount rate - operating leases	3.63%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in the Company’s public statements, including this one, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to: (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities; (2) the timing of repricing of the Company’s interest earning assets and interest bearing liabilities; (3) the effect of changes in governmental monetary policy; (4) the effect of changes in regulations applicable to the Company and the Bank and the conduct of its business; (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks; (6) the ability of competitors that are larger than the Company to provide products and services which it is impracticable for the Company to provide; (7) the state of the economy and real estate values in the Company’s market areas, and the consequent effect on the quality of the Company’s loans; (8) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company; (10) the application of generally accepted accounting principles, consistently applied; (11) the fact that one period of reported results may not be indicative of future periods; (12) the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities and (13) other such factors, including risk factors, as may be described in the Company’s other filings with the SEC. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019 (the “2018 Form 10-K”) and the consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan and lease losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets and the valuation of the assets acquired and liabilities assumed in correction with its business combination, as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the 2018 Form 10-K for additional information.

Summary

The Company reported net income for the first quarter of 2019 of $323,000 ($0.08 basic and diluted earnings per share) compared to a net income of $1.1 million ($0.27 basic and diluted earnings per share) for the quarter ended March 31, 2018. On a pre-tax basis, the Company earned $491,000 for the three- month period ended March 31, 2019, a decrease of $918,000 compared to $1.4 million for the first quarter of 2018.  The decline from the prior year first quarter was due to a decline in net interest income of $719,000 which was primarily due to higher retail deposit rates, the impact of a higher balance of non-performing loans and the impact of interest on subordinated debt added in mid-2018.  The first quarter results were also impacted by an increase in operating expenses associated with the build-up of its SBA business, expansion of deposit initiatives, and costs incurred in conjunction with enhancing processes, controls and documentation in response to the Formal Agreement with the OCC.

As previously disclosed, on March 30, 2019 the Company and Hana Small Business Lending Inc. mutually agreed to terminate the purchase agreement between the parties entered into in November 2018. The termination agreement provided for the release of escrowed funds back to the Company. The Company received the escrowed funds on May 9, 2019.

The Company expects operating results to build back up during 2019 as it begins to see increasingly positive results from the expansion of its organic SBA business and deposit raising initiatives. The Company will also continue to be focused on taking all actions necessary to resolve the remaining matters associated with the OCC Formal Agreement.

Financial Condition

As of March 31, 2019, total assets increased to $953.1 million, as compared to $951.7 million at December 31, 2018. Net Loan portfolio increased $7.9 million or 1.0% from $772.8 million at December 31, 2018 to $780.7 million at March 31, 2019. Deposits continued to grow to $752.8 million at March 31, 2019, as compared to $743.3 million at December 31, 2018.

Equity increased $309,000 or 0.4%, from $69.3 million at December 31, 2018 to $69.6 million at March 31, 2019, primarily due to $323,000 of net income and $48,000 of equity compensation, which were offset by $12,000 of investment portfolio unrealized losses and $39,000 common stock dividend payments in the three months period ended March 31, 2019.

Cash and Cash Equivalents

Cash and cash equivalents decreased $9.8 million, from $66.4 million at December 31, 2018 to $56.6 million at March 31, 2019. The decrease in the first quarter of 2019 was primarily attributable to $10.0 million in repayments of FHLB borrowings, $4.8 million cash used for loan purchases and $3.5 million cash outflows for increase in net origination of loans receivable, which was partially offset by a $9.5 million cash increase in deposits.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(In thousands)	March 31,	December 31,	Increase / (Decrease)	Increase / (Decrease)
	2019	2018	($)	(%)
U. S. Government agency mortgage-backed securities	$19,976	20,473	(497)	-2.43%
Corporate bonds	12,828	12,974	(146)	-1.13%
Subordinated notes	5,980	4,564	1,416	31.03%
U.S. Treasury notes	1,491	1,485	6	0.40%
Total Available-for-Sale Securities	$40,275	39,496	779	1.97%

Available-for-sale securities increased $779,000 or 1.97%, from $39.5 million at December 31, 2018 to $40.3 million at March 31, 2019. This increase was primarily attributable to the purchases of $1.4 million in subordinated notes, which was offset by $613,000 in repayments of principal on U.S. Government agency mortgage-backed securities. There were no sales of available-for sales securities in the three month period ended March 31, 2019.

Loans

The following table provides the composition of the Company’s loan portfolio as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31,		December 31,
	2019		2018
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$291,556	36.97%	274,938	35.23%
Residential Real Estate	159,985	20.29%	157,300	20.16%
Commercial and Industrial	177,866	22.56%	191,852	24.58%
Consumer and Other	95,755	12.14%	94,569	12.12%
Construction	45,356	5.75%	46,040	5.90%
Construction to permanent - CRE	18,018	2.29%	15,677	2.01%
Loans receivable, gross	788,536	100.00%	780,376	100.00%
Allowance for loan losses	(7,823)		(7,609)
Loans receivable, net	$780,713		772,767

The Company’s gross loan portfolio increased $8.1 million, or 1.0%, from $780.4 million at December 31, 2018 to $788.5 million at March 31, 2019. The increase in loans was primarily attributable to $4.8 million in purchases of loans receivable and net increase in originated loans receivable in the first quarter of 2019. As of March 31, 2019, the loan pipeline is strong. The Company will continue to add to the product lines and enhance service offerings to customers.

At March 31, 2019, the net loan to deposit ratio was 104% and the net loan to total assets ratio was 82%. At December 31, 2018, these ratios were 104% and 81%, respectively.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses increased $214,000 or 2.8% from $7.6 million at December 31, 2018 to $7.8 million at March 31, 2019. The increase was primarily attributable to $165,000 in provision for all loan categories and $47,000 in recoveries in commercial and industrial loans.

The overall credit quality of the loan portfolio is stable. Based upon the overall assessment and evaluation of the loan portfolio at March 31, 2019, management believes $7.8 million in the allowance for loan and lease losses, which represented 1.0% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan and lease losses for business activities loans:

	March 31,
(In thousands)	2019	2018

Balance at beginning of the period	$7,609	6,297
Charge-offs:
Total charge-offs	-	-
Recoveries:
Commercial Real Estate	-	3
Commercial and Industrial	47	-
Consumer and Other	2	-
Total recoveries	49	3

Net recoveries	49	3
Provision charged to earnings	165	185
Balance at end of the period	$7,823	6,485

Ratios:
Net recoveries to average loans	0.006%	0.000%
Allowance for loan losses to total loans	0.99%	0.90%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment and the percentage of the loans to total loans:

(In thousands)	March 31, 2019		December 31, 2018
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans
Commercial Real Estate	$1,862	36.97%	1,866	35.23%
Residential Real Estate	1,389	20.29%	1,059	20.16%
Commercial and Industrial	3,490	22.56%	3,558	24.58%
Consumer and Other	592	12.14%	641	12.12%
Construction	355	5.75%	350	5.90%
Construction to permanent - CRE	123	2.29%	108	2.01%
Unallocated	12	N/A	27	N/A
Total	$7,823	100.00%	7,609	100.00%

Non-performing Assets

The following table presents non-performing assets as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31,	December 31,
	2019	2018
Non-accruing loans:
Commercial Real Estate	$10,953	3,525
Residential Real Estate	3,473	2,006
Commercial and Industrial	4,632	4,681
Consumer and Other	172	174
Construction	8,800	8,800
Total non-accruing loans	28,030	19,186

Loans past due over 90 days and still accruing	1,316	1,316
Other real estate owned	2,945	2,945
Total nonperforming assets	$32,291	23,447

Nonperforming assets to total assets	3.39%	2.46%
Nonperforming loans to total loans, net	3.76%	2.65%

The $28.0 million of non-accrual loans at March 31, 2019 was comprised of 27 relationships, for which a specific reserve of $1.6 million has been established.

The Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment.

The $19.2 million of non-accrual loans at December 31, 2018 was comprised of 23 borrowers, for which a specific reserve of $1.5 million had been established.

Deferred Taxes

Deferred tax assets decreased $494,000, from $10.9 million at December 31, 2018 to $10.4 million at March 31, 2019. The decrease in deferred tax assets resulted primarily from the impact of transaction costs and reclassification of prior year alternative minimum tax credits to refundable tax credits included with other assets.

Our effective tax rate for the three-month period ended March 31, 2019 was 34%, compared to the effective tax rate of 24% for the three-month period ended March 31, 2018. The Company’s effective rates for both periods were affected primarily by state taxes and non-deductible expenses.

Patriot anticipates utilizing the net operating loss carry forwards to reduce income taxes otherwise payable on current year taxable income and net unrealized gains on the investment portfolio to the net operating loss carry forward.

The Company will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that a portion of the deferred tax assets will not be realized, a valuation allowance will be established.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	March 31,	December 31,	Inc/(Dec)	Inc/(Dec)
	2019	2018	($)	(%)

Non-interest bearing	$82,248	84,471	(2,223)	(2.63)%
Interest bearing:
NOW	24,924	26,100	(1,176)	(4.51)%
Savings	67,708	81,912	(14,204)	(17.34)%
Money market	88,493	85,197	3,296	3.87%
Certificates of deposit, less than $250,000	217,701	203,683	14,018	6.88%
Certificates of deposit, $250,000 or greater	88,953	78,318	10,635	13.58%
Brokered deposits	182,794	183,600	(806)	(0.44)%
Total Interest bearing	670,573	658,810	11,763	1.79%

Total Deposits	$752,821	743,281	9,540	1.28%

Deposits increased $9.5 million or 1.3%, from $743.3 million at December 31, 2018 to $752.8 million at March 31, 2019, resulting from an increase of $24.6 million in certificates of deposits and $3.2 million in money market deposits partially offset by a decline of $14.2 million in savings deposits as stronger more competitive rates offered in the CD and money market products attracted net new deposit balances.

Borrowings

Total borrowings were $121.0 million and $131.0 million as of March 31, 2019 and December 31, 2018, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of March 31, 2019, the Bank had $60.1 million of available borrowing capacity from the FHLB-B.

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At March 31, 2019 and December 31, 2018, outstanding advances from the FHLB-B aggregated $90.0 million and $100.0 million, respectively. $30.0 million advances outstanding at March 31, 2019 bore fixed rates of interest ranging from 3.01% to 3.2% with maturities ranging from 2.3 years to 2.6 years.

$60.0 million advances from the FHLB-B with a weighted average interest rate of 1.4% are callable in the second half of 2019 and up to October 2020. During their initial term (one or two years), each of these advances carries a floating rate from 100 basis points to 200 basis points below LIBOR. After the initial term, the rates reset to fixed rates between 3.47% and 4.23%, per annum, and the borrowing can be called by the FHLB-B on a quarterly basis.

At March 31, 2018, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $251.5 million.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. At March 31, 2019 and December 31, 2018, no funds had been borrowed under the line of credit.

Interest expenses incurred for the three months ended March 31, 2019 and 2018 were $439,000 and $257,000, respectively.

Correspondent Bank - Line of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent Banks. Borrowings available under the agreements totaled $5 million at March 31, 2019 and $26 million at December 31, 2018. The purpose of the agreement is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, ACH, and other clearinghouse transactions.

There was no outstanding balance under the agreements at March 31, 2019 and December 31, 2018. No interest expenses incurred for the three months ended March 31, 2019 and 2018.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At March 31, 2019 and December 31, 2018, $204,000 and $222,000 of unamortized debt issuance costs were deducted from the face amount of the Senior Notes included in the Consolidated Balance Sheet, respectively.

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

For the three months ended March 31, 2019 and 2018, the Company recognized interest expense of $229,000 and $229,000, respectively.

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

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At March 31, 2019, $269,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the Consolidated Balance Sheet.

For the three months ended March 31, 2019 and 2018, the Company recognized interest expense of $168,000 and $0, respectively.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (5.76% at March 31, 2019) and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of March 31, 2019 and December 31, 2018, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $152,000 and $152,000, respectively, and accrued interest on the junior subordinated debentures was $8,000 and $8,000, respectively.

For the three months ended March 31, 2019 and 2018, the Company recognized interest expense of $121,000 and $99,000 respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of March 31, 2019 and December 31, 2018, the note had a balance outstanding of $1.3 million and $1.4 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

For the three months ended March 31, 2019 and 2018, the Company recognized interest expense of $6,000 and $7,000 respectively.

Equity

Equity increased $309,000, from $69.3 million at December 31, 2018 to $69.6 million at March 31, 2019, primarily due to $323,000 of net income and $48,000 of equity compensation, which were offset by $12,000 of investment portfolio unrealized losses and $39,000 of common stock dividend payments in the three months period ended March 31, 2019.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, decreased $53.5 million from $179.7 million at December 31, 2018 to $126.2 million at March 31, 2019.

Derivatives

In 2018, Patriot entered into two interest rate swaps (“swaps”), one with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan, and another with an outside third party. The customer interest rate swap is matched in offsetting terms to the third party interest rate swap. These two swaps are reported at fair value in other assets or other liabilities. Patriot’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. No net gain was recognized on the swaps for the three months ended March 31, 2019.

Further discussion of the fair value of derivatives is set forth in Note 11 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended March 31, 2019 and 2018:

(In thousands)	Three months ended March 31,
	2019			2018
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$784,137	9,741	5.04	726,688	8,774	4.90
Investments	52,829	503	3.81	38,496	387	4.08
Cash equivalents and other	59,217	327	2.24	41,440	151	1.46

Total interest earning assets	896,183	10,571	4.78	806,624	9,312	4.68

Cash and due from banks	7,305			3,897
Allowance for loan losses	(7,592)			(6,383)
OREO	2,945			-
Other assets	59,243			50,915

Total Assets	$958,084			855,053

Liabilities
Interest bearing liabilities:
Deposits	$675,851	3,264	1.96	571,134	1,657	1.18
Borrowings	90,667	439	1.96	120,000	257	0.87
Senior notes	11,785	229	7.77	11,711	229	7.93
Subordinated debt	17,820	289	6.58	8,087	99	4.96
Note Payable and other	1,357	6	1.79	1,547	7	1.84

Total interest bearing liabilities	797,480	4,227	2.15	712,479	2,249	1.28

Demand deposits	81,224			71,540
Other liabilities	9,173			3,243

Total Liabilities	887,877			787,262

Shareholders' equity	70,207			67,791

Total Liabilities and Shareholders' Equity	$958,084			855,053

Net interest income		6,344			7,063

Interest margin			2.87			3.55
Interest spread			2.63			3.40

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019 compared to 2018
(In thousands)	Increase/(Decrease)
	Volume	Rate	Total
Interest Earning Assets:
Loans	$695	272	967
Investments	151	(35)	116
Cash equivalents and other	62	114	176
Total interest earning assets	908	351	1,259

Interest bearing liabilities:
Deposit	389	1,218	1,607
Borrowings	(63)	245	182
Senior notes	-	-	-
Subordinated debt	168	22	190
Note payable and other	(1)	-	(1)
Total interest bearing liabilities	493	1,485	1,978
Net interest income	$415	(1,134)	(719)

For the quarter ended March 31, 2019, interest income increased $1.3 million or 13.5% as compared to the quarter ended March 31, 2018, as focused growth and diversification in the loan portfolio yielded an increase in interest income. Average loan balances increased $57.4 million or 8% as compared to the quarter ended March 31, 2018. Total interest expense increased $2.0 million or 88% as compared to the quarter ended March 31, 2018, primarily driven by an increase of $1.6 million in deposit interests due to higher deposit rates, an increase of $182,000 in interest on borrowings, and an increase of $190,000 in subordinated debt interest.

Net interest income was $6.3 million for the quarter ended March 31, 2019, which decreased 10% from $7.1 million for the quarter ended March 31, 2018. Net interest margin for the quarter ended March 31, 2019 and 2018, were 2.87% and 3.55%, respectively. The decline in net interest margin reflects the impact of increasing deposit costs associated with higher rates paid on retail deposits, the impact of non-accrual and reduced rate loans,an increased reliance on more expensive wholesale funding sources, and the impact of the subordinated debt issued June 30, 2018.

Provision for Loan Losses

The provision for loan losses for three months ended March 31, 2019 was $165,000, which was consistent with $185,000 for the three months ended March 31, 2018.

Non-interest income

Non-interest income increased $500,000 from $322,000 for the quarter ended March 31, 2018 to $822,000 for the quarter ended March 31, 2019. The increase was primarily attributable to a gain of $456,000 on sale of SBA loans in the first quarter of 2019.  The gain on sale represents a net 6.4% gain on $7.1 million of loans sold in the quarter.

Non-interest expense

Non-interest expense increased $719,000 from $5.8 million for the quarter ended March 31, 2018 to $6.5 million for the quarter ended March 31, 2019, which was primarily driven by increase of $415,000 in salaries and benefits, $211,000 in other operating expenses, $199,000 in professional and other outside services, and $176,000 in occupancy and equipment expenses, due to continued expansion of the Bank’s business activities. The increases were partially offset by reduction of $443,000 in non-recurring merger and tax initiative project expenses.

The increase in salaries and benefits reflects the build-up of the SBA team, additional costs associated with the Prime acquisition, and increased headcount supporting new deposit initiatives and expansion of credit, finance and compliance support functions.

The increase in professional and outside service fees included the impact of costs incurred with SBA origination and sale and additional expenses associated with the expansion of deposit raising initiatives and resolution of documentation and policy matters.

The increase in other operating expense primarily due to increase of $76,000 in OREO expenses.

Provision for income taxes

The provision for income taxes for three months ended March 31, 2019 and 2018 were $168,000 and $344,000, respectively. The decrease mainly reflected the lower pre-tax income.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 9.7% at March 31, 2019, compared to 10.7% at December 31, 2018. Liquidity including readily available off balance sheet funding sources was 16.7% at March 31, 2019, compared to 19.4% at December 31, 2018. The Company’s available total liquidity (readily available plus brokered deposit availability) to total assets ratio was 21.2% at March 31, 2019, compared to 23.7% at December 31, 2018.

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

Capital

The following table illustrates the Company’s and the Bank’s regulatory capital ratios as of March 31, 2019 and December 31, 2018:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	91,489	10.332	90,722	10.452	101,239	11.908	99,341	11.500
Tier 1 Capital (to risk weighted assets)	73,654	8.318	73,101	8.422	93,404	10.987	91,720	10.618
Common Equity Tier 1 Capital (to risk weighted assets)	65,654	7.415	65,101	7.500	93,404	10.987	91,720	10.618
Tier 1 Leverage Capital (to average assets)	73,654	7.721	73,101	7.842	93,404	9.789	91,720	9.838

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

The capital buffer requirement is being phased in over three years beginning in 2016. The 1.875% capital conversation buffer for 2018 has been included in the minimum capital adequacy ratios in the 2018 column in the table above. The capital conversation buffer increased to 2.5% for 2019, which has been included in the minimum capital adequacy ratios in the 2019 column above.

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. Management believes that, as of March 31, 2019, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

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

Stock Repurchase Program

No shares of Patriot’s common stock were repurchased during the three months period ended March 31, 2019.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of March 31, 2019			As of December 31, 2018
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	114,889	(1,163)	(1.0)	122,002	(3,027)	(2.4)
+100	117,335	1,283	1.1	125,681	652	0.5
BASE	116,052	-	-	125,029	-	-
-100	111,871	(4,181)	(3.6)	120,108	(4,921)	(3.9)
-200	108,851	(7,201)	(6.2)	115,924	(9,105)	(7.3)

	Net Interest Income - Performance Summary
	March 31, 2019			Year ended December 31, 2018
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	29,471	2,578	9.6	32,729	1,712	5.5
+100	28,528	1,635	6.1	32,179	1,162	3.7
BASE	26,893	-	-	31,017	-	-
-100	25,667	(1,226)	(4.6)	30,014	(1,003)	(3.2)
-200	24,394	(2,499)	(9.3)	28,615	(2,402)	(7.7)

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As described more fully in the following section of Item 4, because of the material weakness in internal control over financial reporting described below, management concluded that Patriot’s disclosure controls and procedures were not effective as of March 31, 2019.

Internal Control over Financial Reporting

A material weakness in the Company’s internal control over financial reporting was disclosed in Item 9A, Controls and Procedures, of the Company’s annual report on Form 10-K, for the year ended December 31, 2018. The Company did not have effective controls over financial reporting as of December 31, 2018 as a result of an identified material weakness resulting from the aggregation of control deficiencies in management’s review of the calculation of the allowance for loan losses, which includes the review of the completeness and accuracy of inputs and other information used in the allowance for loan losses calculation, as well as the precision of management’s review over the allowance for loan losses calculation.

In response to the identified material weakness, management implemented changes to its disclosure controls and procedures and its system of internal control over financial reporting in the quarter ended March 31, 2019, including changes to the process and procedures for establishing allowances for loan loss and enhancements to create a more robust review process. Other implemented enhancements include strengthened controls over the monitoring and valuation of collateral related to loans deemed to be impaired and for which specific reserves have been established. Management is continuing its review of the control processes around the precision of the preparation and review of the calculation of the allowance for loan losses in light of the material weakness identified. Management will continue its review through future reporting periods to determine when the material weakness can be assessed as fully remediated and internal controls over financial reporting can be assessed as effective.

Management believes all necessary disclosure controls and procedures needed to provide reasonable assurance that information will be communicated in a timely fashion to management are now in place.

Changes in Internal Control Over Financial Reporting

Other than as described in this Item 4: Disclosure Controls and Procedures, no other changes in the Company’s internal controls over financial reporting have occurred during the Company’s fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:      Legal Proceedings

Neither the Company nor the Bank has any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or the Bank is a party or any of its property is subject.

Item 5: Other Information

None

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

3(i) (C)

Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc. dated October 6, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report Form 8-K filed on October 21, 2010)

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

10(2)

Agreement and Plan of Merger by and among Patriot National Bancorp, Inc., Patriot Bank, National Association, Prime Bank and Jasper J. Jaser, as stockholders’ representative, dated as of August 1, 2018 (incorporated by reference to Exhibit 10(a) (21) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 11, 2017)

10(3)	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)

10(4)

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

Date: May 15, 2019

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer