Form 10-Q
period 2019-06-30
PATRIOT NATIONAL BANCORP INC
filed 2019-08-14
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, there were 3,922,610 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	June 30, 2019	December 31, 2018

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$5,578	7,381
Interest bearing deposits	45,538	59,056
Total cash and cash equivalents	51,116	66,437
Investment securities:
Available-for-sale securities, at fair value	43,839	39,496
Other investments, at cost	4,963	4,963
Total investment securities	48,802	44,459

Federal Reserve Bank stock, at cost	2,922	2,866
Federal Home Loan Bank stock, at cost	4,513	4,928
Loans receivable (net of allowance for loan losses: 2019: $8,458, 2018: $7,609)	803,319	772,767
SBA Loans held for sale	4,283	-
Accrued interest and dividends receivable	3,678	3,766
Premises and equipment, net	35,249	35,435
Other real estate owned	1,954	2,945
Deferred tax asset, net	11,132	10,851
Goodwill	1,107	1,728
Core deposit intangible, net	661	698
Other assets	9,031	4,816
Total assets	$977,767	951,696

Liabilities
Deposits:
Noninterest bearing deposits	$84,295	84,471
Interest bearing deposits	683,271	658,810
Total deposits	767,566	743,281

Federal Home Loan Bank and correspondent bank borrowings	100,000	100,000
Senior notes, net	11,815	11,778
Subordinated debt, net	9,738	9,723
Junior subordinated debt owed to unconsolidated trust, net	8,098	8,094
Note payable	1,291	1,388
Advances from borrowers for taxes and insurance	3,239	2,926
Accrued expenses and other liabilities	7,730	5,166
Total liabilities	909,477	882,356

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; As of June 30, 2019: 3,996,351 shares issued; 3,922,610 shares outstanding. As of December 31, 2018: 3,984,415 shares issued; 3,910,674 shares outstanding	40	40
Additional paid-in capital	107,198	107,095
Accumulated deficit	(37,210)	(35,790)
Treasury stock, at cost: As of June 30, 2019 and December 31, 2018, 73,741 and 73,741 shares, respectively	(1,179)	(1,179)
Accumulated other comprehensive loss	(559)	(826)
Total shareholders' equity	68,290	69,340
Total liabilities and shareholders' equity	$977,767	951,696

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018

Interest and Dividend Income
Interest and fees on loans	$10,274	9,201	$20,015	17,975
Interest on investment securities	398	291	777	557
Dividends on investment securities	114	128	232	249
Other interest income	237	270	570	421
Total interest and dividend income	11,023	9,890	21,594	19,202

Interest Expense
Interest on deposits	3,533	1,997	6,797	3,654
Interest on Federal Home Loan Bank borrowings	426	502	865	759
Interest on senior debt	228	228	457	457
Interest on subordinated debt	279	112	568	211
Interest on note payable and other	8	10	14	17
Total interest expense	4,474	2,849	8,701	5,098

Net interest income	6,549	7,041	12,893	14,104

Provision for Loan Losses	2,937	50	3,102	235

Net interest income after provision for loan losses	3,612	6,991	9,791	13,869

Non-interest Income
Loan application, inspection and processing fees	28	12	42	20
Deposit fees and service charges	116	132	243	266
Gains on sales of loans	367	66	823	66
Rental income	192	83	322	167
Other income	126	93	221	189
Total non-interest income	829	386	1,651	708

Non-interest Expense
Salaries and benefits	3,608	2,854	6,792	5,623
Occupancy and equipment expense	744	776	1,661	1,517
Data processing expense	361	322	731	639
Professional and other outside services	803	457	1,574	1,029
Merger and tax initiative project expenses, net	(15)	592	65	1,115
Advertising and promotional expense	77	59	192	137
Loan administration and processing expense	43	30	57	43
Regulatory assessments	395	298	710	550
Insurance expense	54	53	95	108
Communications, stationary and supplies	131	110	265	223
Other operating expense	527	410	1,096	768
Total non-interest expense	6,728	5,961	13,238	11,752

(Loss) income before income taxes	(2,287)	1,416	(1,796)	2,825

(Benefit) provision for Income Taxes	(632)	380	(464)	724

Net (loss) income	$(1,655)	1,036	$(1,332)	2,101

Basic (loss) earnings per share	$(0.42)	0.27	$(0.34)	0.54
Diluted (loss) earnings per share	$(0.42)	0.26	$(0.34)	0.54

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net (loss) income	$(1,655)	1,036	(1,332)	2,101
Other comprehensive income (loss)
Unrealized holding gain (loss) on securities	362	(403)	347	(710)
Income tax effect	(83)	108	(80)	191
Total other comprehensive income (loss)	279	(295)	267	(519)
Comprehensive (loss) income	$(1,376)	741	(1,065)	1,582

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2018	3,910,674	$40	107,095	(35,790)	(1,179)	(826)	69,340
Comprehensive income:
Net income	-	-	-	323	-	-	323
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	-	-	(12)	(12)
Total comprehensive income	-	-	-	323	-	(12)	311
Common stock dividends	-	-	-	(39)	-	-	(39)
Share-based compensation expense	-	-	48	-	-	-	48
Vesting of restricted stock	8,936	-	-	-	-	-	-
Cumulative effect of adopting ASU 2016-02	-	-	-	(11)	-	-	(11)
Balance at March 31, 2019	3,919,610	$40	107,143	(35,517)	(1,179)	(838)	69,649
Comprehensive income:
Net loss	-	-	-	(1,655)	-	-	(1,655)
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	-	-	279	279
Total comprehensive income	-	-	-	(1,655)	-	279	(1,376)
Common stock dividends	-	-	-	(38)	-	-	(38)
Share-based compensation expense	-	-	55	-	-	-	55
Vesting of restricted stock	3,000	-	-	-	-	-	-
Balance at June 30, 2019	3,922,610	$40	107,198	(37,210)	(1,179)	(559)	68,290

Balance at December 31, 2018	3,910,674	$40	107,095	(35,790)	(1,179)	(826)	69,340
Comprehensive income:
Net loss	-	-	-	(1,332)	-	-	(1,332)
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	-	-	267	267
Total comprehensive income	-	-	-	(1,332)	-	267	(1,065)
Common stock dividends	-	-	-	(77)	-	-	(77)
Share-based compensation expense	-	-	103	-	-	-	103
Vesting of restricted stock	11,936	-	-	-	-	-	-
Cumulative effect of adopting ASU 2016-02	-	-	-	(11)	-	-	(11)
Balance at June 30, 2019	3,922,610	$40	107,198	(37,210)	(1,179)	(559)	68,290

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2017	3,899,675	$40	106,875	(38,832)	(1,179)	(155)	66,749
Comprehensive income:
Net income	-	-	-	1,065	-	-	1,065
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	-	-	(224)	(224)
Total comprehensive income	-	-	-	1,065	-	(224)	841
Common stock dividends	-	-	-	(38)	-	-	(38)
Share-based compensation expense	-	-	53	-	-	-	53
Vesting of restricted stock	2,935	-	-	-	-	-	-
Balance at March 31, 2018	3,902,610	$40	106,928	(37,805)	(1,179)	(379)	67,605
Comprehensive income:
Net income	-	-	-	1,036	-	-	1,036
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	-	-	(295)	(295)
Total comprehensive income	-	-	-	1,036	-	(295)	741
Common stock dividends	-	-	-	(39)	-	-	(39)
Share-based compensation expense	-	-	54	-	-	-	54
Vesting of restricted stock	1,968	-	-	-	-	-	-
Balance at June 30, 2018	3,904,578	$40	106,982	(36,808)	(1,179)	(674)	68,361

Balance at December 31, 2017	3,899,675	$40	106,875	(38,832)	(1,179)	(155)	66,749
Comprehensive income:
Net loss	-	-	-	2,101	-	-	2,101
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	-	-	(519)	(519)
Total comprehensive income	-	-	-	2,101	-	(519)	1,582
Common stock dividends	-	-	-	(77)	-	-	(77)
Share-based compensation expense	-	-	107	-	-	-	107
Vesting of restricted stock	4,903	-	-	-	-	-	-
Balance at June 30, 2018	3,904,578	$40	106,982	(36,808)	(1,179)	(674)	68,361

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(1,332)	2,101
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) amortization of investment premiums, net	(22)	25
Amortization and accretion of purchase loan premiums and discounts	463	352
Amortization of debt issuance costs	56	41
Amortization of core deposit intangible	37	18
Provision for loan losses	3,102	235
Depreciation and amortization	790	716
Share-based compensation	103	107
Increase in deferred income taxes	(361)	(497)
Origination of SBA loans held for sale	(13,077)	(731)
Proceeds from sale of SBA loans held for sale	9,617	803
Gain on sale of SBA loans held for sale, net	(823)	(66)
Net loss on sale or acquisition of other real estate owned	14	-
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	88	190
(Increase) decrease in other assets	(1,373)	871
(Decrease) increase in accrued expenses and other liabilities	(275)	230
Net cash (used) provided by operating activities	(2,993)	4,395

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	-	35,532
Principal repayments on available-for-sale securities	1,422	859
Purchases of available-for-sale securities	(5,396)	-
Purchases of Federal Reserve Bank stock	(56)	(62)
Redemptions of Federal Home Loan Bank stock	415	82
Increase in originated loans receivable, net	(8,029)	(16,442)
Purchases of loans receivable	(26,088)	-
Purchase of premises and equipment	(417)	(1,067)
Proceeds from sale of other real estate owned	897	-
Refund of (payment for) escrow deposit related to acquisition activity	500	(500)
Net cash used in business combination	-	(4,736)
Net cash (used) provided in investing activities	(36,752)	13,666

Cash Flows from Financing Activities:
Increase in deposits, net	24,285	28,689
Repayments of FHLB borrowings, net	-	(19,800)
Proceeds from issuance of subordinated note, net	-	9,576
Principal repayments of note payable	(97)	(96)
Decrease in advances from borrowers for taxes and insurance	313	47
Dividends paid on common stock	(77)	(77)
Net cash provided by financing activities	24,424	18,339

Net (decrease) increase in cash and cash equivalents	(15,321)	36,400

Cash and cash equivalents at beginning of period	66,437	48,729

Cash and cash equivalents at end of period	$51,116	85,129

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,761	4,205
Cash paid for income taxes	$22	1,243

Non-cash transactions:
Purchase of premises and equipment	$187	-
Increase in accrued expense and other liabilities	$(187)	-
Recognition of operating lease right-of-use assets	$3,342	-
Recognition of operating lease liabilities	$(3,424)	-
Accrued rent payable - adoption ASC 842	$71	-
Accrued liability for OREO sale	$80	-

Business Combination Non-Cash Disclosures:
Assets acquired in business combination (net of cash received)	$-	60,492
Liabilities acquired in business combination	$-	56,095
Contingent liability assumed in business combination	$621	1,761

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the remainder of 2019.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 2: Accounting Policies

New Accounting Policy

Please refer to the summary of Significant Accounting Policies included in the Company’s 2018 Annual Report on Form 10-K for a list of all policies in effect as of December 31, 2018. The below summary is intended to provide updates or new policies required as a result of a new accounting standard or a change to the Company’s operations or assets that require a new or amended policy.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Loans Held for Sale

Loans held for sale represent the guaranteed portion of Small Business Administration (“SBA”) loans and are reflected at the lower of aggregate cost or market value. The Company originates loans to customers under an SBA program that historically has provided for SBA guarantees of 75 percent of the principal balance of each loan. The Company generally sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio. The net amount of loan origination fees on loans sold is included in the carrying value and in the gain or loss on the sale. When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets, less the discount of the retained portion of the loan are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.

There were $4.3 million of loans held for sale at June 30, 2019, consisting of $3.4 million commercial real estate and $920,000 commercial and industrial loans, which represent the guaranteed portion of the SBA loans originated and held for sale.

Servicing assets represent the estimated fair value of retained servicing rights, net of servicing costs, at the time loans are sold. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment will be evaluated based on stratifying the underlying financial assets by date of origination and term. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment, if temporary, would be reported as a valuation allowance.

Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $11.0 million at June 30, 2019. The servicing assets has carrying value, which approximates fair value, of $156,000 at June 30, 2019. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets.

The following table presents an analysis of the activity in the SBA servicing assets for the three and six months ended June 30, 2019:

(In thousands)	For the three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Beginning balance	$99	37
Servicing rights capitalized	60	125
Servicing rights amortized	(3)	(6)
Ending balance	$156	156

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

New Accounting Standards

Accounting Standards Adopted During 2019

Effective January 1, 2019, the following new Accounting Standards Update (ASU) was adopted by the Company:

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU was issued to improve the financial reporting of leasing activities and provide a faithful representation of leasing transactions and improve understanding and comparability of a lessee's financial statements. The amendments in this ASU require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. In July 2018, the FASB issued a subsequent update which introduced a new transition method, under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance was effective for the Company on January 1, 2019, with early adoption permitted. Management elected the transition practical expedient option. The cumulative-effect adjustment was an increase to the opening balance of accumulated deficit at the time of adoption on January 1, 2019. The Company recognized $3.4 million of right-of-use (“ROU”) assets and $3.4 million of lease liabilities for operating leases on its Consolidated Balance Sheets. ASU 2016-12 did not have an impact on its Consolidated Statements of Operations.

ASU 2017-08

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted for all entities, including adoption in an interim period. If an entity early adopts the ASU in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2017-08 did not have any impact on its Consolidated Financial Statements.

ASU 2017-12

"Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 was issued to ease the burden associated with assessing hedge effectiveness and to promote better financial statement alignment of the recognition and presentation of the effects of the hedging instrument and the hedged item. This guidance requires entities to present the earnings effect of the hedging instrument in the same income statement line item with the earnings effect on the hedged item. In October 2018, FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financial Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU 2018-16 was issued to expand the list of benchmark interest rates for hedge accounting. The effective date for the amendment is the same as the effective date for ASU 2017-12. For public business entities, ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 and ASU 2018-16 did not have any impact on the Consolidated Financial Statements.

ASU 2017-04

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: The objective of this guidance is to simplify an entity’s required test for impairment of goodwill by eliminating Step 2 from the goodwill impairment test by permitting the entity to complete a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Under this Update, an entity should perform its annual or quarterly goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and record an impairment charge for the excess of the carrying amount over the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit and the entity must consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is effective for a public business entity that is an SEC filer for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company adopted ASU 2017-04 as of June 30, 2019.

Accounting Standards Issued But Not Yet Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU changes the methodology for measuring credit losses on financial instruments measured at amortized cost to a current expected loss (“CECL”) model. Under the CECL model, entities will estimate credit losses over the entire contractual term of a financial instrument from the date of initial recognition of the instrument. The ASU also changes the existing impairment model for available-for-sale debt securities. In cases where there is neither the intent nor a more-likely-than-not requirement to sell the debt security, an entity will record credit losses as an allowance rather than a direct write-down of the amortized cost basis. Additionally, ASU 2016-13 notes that credit losses related to available-for-sale debt securities and purchased credit impaired loans should be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. On July 17, 2019, the FASB proposed deferring the effective date of ASC 326 for smaller reporting companies as defined by the SEC. Subject to any additional guidance or clarification from the FASB or the SEC, management believes the Company will qualify for this proposed deferral. The FASB has proposed a three year deferral for smaller reporting companies, with an effective date of January 1, 2023. The Company will continue to monitor the progress of this proposal. Management is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.

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

Note 3: Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at June 30, 2019 and December 31, 2018 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2019:
U. S. Government agency mortgage-backed securities	$19,211	110	(72)	19,249
Corporate bonds	17,000	93	(1,028)	16,065
Subordinated notes	6,903	126	-	7,029
U.S. Treasury notes	1,492	4	-	1,496
	$44,606	333	(1,100)	43,839

December 31, 2018:
U. S. Government agency mortgage-backed securities	$20,626	43	(196)	20,473
Corporate bonds	14,000	-	(1,026)	12,974
Subordinated notes	4,500	64	-	4,564
U.S. Treasury notes	1,484	1	-	1,485
	$40,610	108	(1,222)	39,496

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of June 30, 2019 and December 31, 2018:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
June 30, 2019:
U. S. Government agency mortgage-backed securities	$2,457	(17)	3,661	(55)	6,118	(72)
Corporate bonds	-	-	12,972	(1,028)	12,972	(1,028)
	$2,457	(17)	16,633	(1,083)	19,090	(1,100)

December 31, 2018:
U. S. Government agency mortgage-backed securities	$8,024	(38)	5,422	(158)	13,446	(196)
Corporate bonds	-	-	12,974	(1,026)	12,974	(1,026)
	$8,024	(38)	18,396	(1,184)	26,420	(1,222)

At June 30, 2019 and December 31, 2018, ten of nineteen and ten of sixteen available-for-sale securities had unrealized losses with an aggregate decline of 5.4% and 4.4% from the amortized cost of those securities, respectively.

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute an other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of June 30, 2019.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

At June 30, 2019 and December 31, 2018, available-for-sale securities of $6.7 million and $7.0 million were pledged primarily to secure municipal deposits, respectively. As of June 30, 2019 and December 31, 2018, $5.2 million and $5.5 million were pledged to the FRB of New York, and $1.5 million and $1.5 million were pledged to the St. Louis Fed, respectively.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at June 30, 2019 and December 31, 2018. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
June 30, 2019:
Corporate bonds	$-	12,000	5,000	17,000	-	11,504	4,561	16,065
Subordinated notes	-	6,903	-	6,903	-	7,029	-	7,029
U.S. Treasury notes	1,492	-	-	1,492	1,496	-	-	1,496
Available-for-sale securities with single maturity dates	1,492	18,903	5,000	25,395	1,496	18,533	4,561	24,590
U. S. Government agency mortgage-backed securities	9,175	2,308	7,728	19,211	9,191	2,263	7,795	19,249
	$10,667	21,211	12,728	44,606	10,687	20,796	12,356	43,839

December 31, 2018:
Corporate bonds	$-	9,000	5,000	14,000	-	8,537	4,437	12,974
Subordinated notes	-	4,500	-	4,500	-	4,564	-	4,564
U.S. Treasury notes	1,484	-	-	1,484	1,485	-	-	1,485
Available-for-sale securities with single maturity dates	1,484	13,500	5,000	19,984	1,485	13,101	4,437	19,023
U. S. Government agency mortgage-backed securities	6,842	5,668	8,116	20,626	6,844	5,530	8,099	20,473
	$8,326	19,168	13,116	40,610	8,329	18,631	12,536	39,496

During the six-month period ended June 30, 2019, the Bank purchased $2.4 million subordinated notes and $3.0 million corporate bonds. There were no sales of the Bank’s available-for-sale securities in the six-month period ended June 30, 2019. During the year to date period ended June 30, 2018, the Company sold $35.5 million securities acquired in the transaction with Prime Bank, which were sold at the fair value at acquisition date with no recorded gain or loss. Other than that, there were no sales and purchases of the Bank’s available-for-sale securities in the six-month period ended June 30, 2018.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 4: Loans Receivable and Allowance for Loan and Lease Losses

As of June 30, 2019 and December 31, 2018, loans receivable, net, consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Loan portfolio segment:
Commercial Real Estate	$311,760	274,938
Residential Real Estate	163,025	157,300
Commercial and Industrial	181,204	191,852
Consumer and Other	100,360	94,569
Construction	44,180	46,040
Construction to Permanent - CRE	11,248	15,677
Loans receivable, gross	811,777	780,376
Allowance for loan and lease losses	(8,458)	(7,609)
Loans receivable, net	$803,319	772,767

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

In connection with the Prime Bank merger in May 2018, loans were acquired. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which was accounted for in accordance with ASC 310-30. The purchased credit impaired (“PCI”) loans presently maintain a carrying value of $417,000 as of June 30, 2019. The loans were evaluated for impairment through the periodic reforecasting of expected cash flows.

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

A summary of changes in the accretable discount for PCI loans for the three and six months ended June 30, 2019 follows:

(In thousands)	For the three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019

Accretable discount, beginning of period	$(194)	(792)
Accretion	9	34
Other changes, net	(16)	557
Accretable discount, end of period	$(201)	(201)

The accretion of the accretable discount for PCI loans for the three and six months ended June 30, 2019 was $9,000, $34,000, respectively. The other changes represent primarily loans that were either fully paid-off or totally charged off in the first quarter of 2019.

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

During the three and six months ended June 30, 2019, Patriot purchased $14.0 million and $18.8 million of residential real estate loans, respectively. No residential real estate loans were purchased in the first half of 2018.

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

Patriot’s syndicated and leveraged loan portfolio are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings and provide diversification from Patriot’s typical direct-to-business lines of credit and term facilities. The Bank will participate in senior secured financings for public and privately-owned companies for acquisitions, working capital, recapitalizations, and general corporate purposes. The Bank’s strategy is to participate in these types of loan transaction in accordance with its internal policies.

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

Patriot purchased $7.3 million education loans during the three and six months ended June 30, 2019. No education loans or other consumer loans were purchased in the first half of 2018.

Construction Loans

Construction loans are of a short-term nature, generally of eighteen months or less, that are secured by land and improvements intended for commercial, residential, or mixed-use development. Loan proceeds may be used for the acquisition of or improvements to the land under development and funds are generally disbursed as phases of construction are completed.

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

SBA Loans

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75 percent of the principal balance. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans commercial and industrial loan classification.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for the three months ended June 30, 2019 and 2018:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three months ended June 30, 2019
Allowance for loan and lease losses:
March 31, 2019	$1,862	1,389	3,490	592	355	123	12	7,823
Charge-offs	-	(12)	(2,292)	(3)	-	-	-	(2,307)
Recoveries	2	-	-	3	-	-	-	5
Provisions (credits)	114	(441)	3,010	72	112	(18)	88	2,937
June 30, 2019	$1,978	936	4,208	664	467	105	100	8,458

Three months ended June 30, 2018
Allowance for loan and lease losses:
March 31, 2018	$2,480	1,073	1,759	546	488	61	78	6,485
Charge-offs	-	-	-	(13)	-	-	-	(13)
Recoveries	3	-	-	-	-	-	-	3
Provisions (credits)	(178)	23	237	(10)	11	19	(52)	50
June 30, 2018	$2,305	1,096	1,996	523	499	80	26	6,525

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for the six months ended June 30, 2019 and 2018:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Six months ended June 30, 2019
Allowance for loan and lease losses:
December 31, 2018	$1,866	1,059	3,558	641	350	108	27	7,609
Charge-offs	-	(12)	(2,292)	(3)	-	-	-	(2,307)
Recoveries	2	-	47	5	-	-	-	54
Provisions (credits)	110	(111)	2,895	21	117	(3)	73	3,102
June 30, 2019	$1,978	936	4,208	664	467	105	100	8,458

Six months ended June 30, 2018
Allowance for loan and lease losses:
December 31, 2017	$2,212	959	2,023	568	481	54	-	6,297
Charge-offs	-	-	-	(13)	-	-	-	(13)
Recoveries	6	-	-	-	-	-	-	6
Provisions (credits)	87	137	(27)	(32)	18	26	26	235
June 30, 2018	$2,305	1,096	1,996	523	499	80	26	6,525

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of June 30, 2019 and December 31, 2018:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
June 30, 2019
Allowance for loan and lease losses:
Individually evaluated for impairment	$-	-	-	-	-	-	-	-
Collectively evaluated for impairment	1,978	936	4,208	664	467	105	100	8,458
Total allowance for loan losses	$1,978	936	4,208	664	467	105	100	8,458

Loans receivable, gross:
Individually evaluated for impairment	$13,466	3,851	2,676	1,000	-	-	-	20,993
PCI loans individually evaluated for impairment	-	-	417	-	-	-	-	417
Collectively evaluated for impairment	298,294	159,174	178,111	99,360	44,180	11,248	-	790,367
Total loans receivable, gross	$311,760	163,025	181,204	100,360	44,180	11,248	-	811,777

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2018
Allowance for loan and lease losses:
Individually evaluated for impairment	$-	216	1,299	30	-	-	-	1,545
Collectively evaluated for impairment	1,866	843	2,259	611	350	108	27	6,064
Total allowance for loan losses	$1,866	1,059	3,558	641	350	108	27	7,609

Loans receivable, gross:
Individually evaluated for impairment	$4,606	2,302	4,646	864	8,800	-	-	21,218
PCI loans individually evaluated for impairment	-	-	615	-	-	-	-	615
Collectively evaluated for impairment	270,332	154,998	186,591	93,705	37,240	15,677	-	758,543
Total loans receivable, gross	$274,938	157,300	191,852	94,569	46,040	15,677	-	780,376

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

Notes to consolidated financial statements (Unaudited)

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

Charge-offs of loans that are solely collateral dependent, to reduce the loan to its recoverable value, generally occur immediately upon confirmation of the loss amount. Loans that are cash flow dependent are modeled to reflect the expected cash flows through expected loan maturity, including any proceeds from refinancing or principal curtailment. A specific reserve is established for the amount by which the net investment in the loan exceeds the present value of discounted cash flows. Charge-offs on cash flow dependent loans also generally occur immediately upon confirmation of the loss amount. If either type of loan is classified as “Loss”, the full balance of the loan receivable is charged off, regardless of the potential recovery from a sale of the underlying collateral. Any amount that may be recovered on the sale of collateral underlying a loan is recognized as a “recovery” in the period in which the collateral is sold. In accordance with Federal Financial Institutions Examination Council published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” and “Closed-end” credits are charged off when 180 days and 120 days delinquent, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of June 30, 2019.

(In thousands)	Performing (Accruing) Loans
As of June 30, 2019:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$962	622	-	1,584	290,575	292,159	-	292,159
Special mention	-	-	-	-	806	806	-	806
Substandard	-	-	-	-	6,402	6,402	12,393	18,795
	962	622	-	1,584	297,783	299,367	12,393	311,760
Residential Real Estate:
Pass	543	-	-	543	157,194	157,737	-	157,737
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,838	1,838	3,450	5,288
	543	-	-	543	159,032	159,575	3,450	163,025
Commercial and Industrial:
Pass	244	110	-	354	166,058	166,412	-	166,412
Special mention	-	-	-	-	1,174	1,174	-	1,174
Substandard	-	-	250	250	10,656	10,906	2,712	13,618
	244	110	250	604	177,888	178,492	2,712	181,204
Consumer and Other:
Pass	15	1,406	22	1,443	98,067	99,510	-	99,510
Substandard	-	-	-	-	-	-	850	850
	15	1,406	22	1,443	98,067	99,510	850	100,360
Construction:
Pass	-	-	-	-	44,180	44,180	-	44,180
	-	-	-	-	44,180	44,180	-	44,180
Construction to Permanent - CRE:
Pass	-	-	-	-	11,248	11,248	-	11,248
	-	-	-	-	11,248	11,248	-	11,248

Total	$1,764	2,138	272	4,174	788,198	792,372	19,405	811,777

Loans receivable, gross:
Pass	$1,764	2,138	22	3,924	767,322	771,246	-	771,246
Special mention	-	-	-	-	1,980	1,980	-	1,980
Substandard	-	-	250	250	18,896	19,146	19,405	38,551
Loans receivable, gross	$1,764	2,138	272	4,174	788,198	792,372	19,405	811,777

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of June 30, 2019 and December 31, 2018:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of June 30, 2019:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$931	205	902	2,038	10,355	12,393
Residential Real Estate:
Substandard	60	-	2,823	2,883	567	3,450
Commercial and Industrial:
Substandard	-	437	1,550	1,987	725	2,712
Consumer and Other:
Substandard	-	-	174	174	676	850
Construction:
Substandard	-	-	-	-	-	-
Total non-accruing loans	$991	642	5,449	7,082	12,323	19,405

As of December 31, 2018:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$1,580	-	1,945	3,525	-	3,525
Residential Real Estate:
Substandard	-	-	2,006	2,006	-	2,006
Commercial and Industrial:
Substandard	-	15	3,941	3,956	725	4,681
Consumer and Other:
Substandard	-	86	11	97	77	174
Construction:
Substandard	-	-	8,800	8,800	-	8,800
Total non-accruing loans	$1,580	101	16,703	18,384	802	19,186

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $132,000 and $371,000 would have been recognized in income during the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2018, additional interest income of approximately $103,000 and $176,000 would have been recognized in income, respectively.

Interest income collected and recognized on non-accruing loans for the three and six months ended June 30, 2019 was $184,000 and $334,000, respectively. No interest income was collected and recognized on non-accruing loans during the three and six months ended June 30, 2018.

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

All interest accrued, but not collected for loans that are placed on non-accrual status or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, typically, after at least six months of satisfactory operating cash flow and timely payment history. Management considers all non-accrual loans and Trouble Debt Restructurings (“TDR”) for impairment. In most cases, loan payments that are past due less than 90 days, well-secured, and in the process of collection are not considered impaired. The Bank considers consumer installment loans to be pools of smaller homogeneous loan balances, which are collectively evaluated for impairment.

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

The recorded investment in TDRs was $11.0 million at June 30, 2019 and $2.1 million at December 31, 2018.

(In thousands)	June 30, 2019		December 31, 2018
Loan portfolio segment:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Real Estate	3	$9,984	1	$1,081
Residential Real Estate	1	289	1	296
Consumer and Other	2	690	2	689
Total TDR Loans	6	10,963	4	2,066
Less:
TDRs included in non-accrual loans	2	(9,339)	-	-
Total accrual TDR Loans	4	$1,624	4	$2,066

The following loans were modified as TDR during the three and six months ended June 30, 2019 and 2018.

			Outstanding Recorded Investment
(In thousands)	Number of Loans		Pre-Modification		Post-Modification
Three Months Ended June 30,	2019	2018	2019	2018	2019	2018
Loan portfolio segment:
Commercial Real Estate	1	-	$112	$-	$111	$-
Total TDR Loans	1	-	$112	$-	$111	$-

			Outstanding Recorded Investment
(In thousands)	Number of Loans		Pre-Modification		Post-Modification
Six Months Ended June 30,	2019	2018	2019	2018	2019	2018
Loan portfolio segment:
Commercial Real Estate	2	-	$8,912	$-	$8,911	$-
Total TDR Loans	2	-	$8,912	$-	$8,911	$-

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table provides information on how loans were modified as TDRs during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018

Rate reduction	$111	-	$111	-
Maturity and rate reduction	-	-	8,800	-
Total	$111	-	$8,911	-

The loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, extending the interest-only payment period, or substituting or adding a co-borrower or guarantor. There were no loans modified as TDRs and no defaults of TDRs during the three and six months ended June 30, 2018. At June 30, 2019 and December 31, 2018, there were no commitments to advance additional funds under TDRs.

The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of June 30, 2019 and December 31, 2018, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $21.0 million and $21.2 million, respectively, were identified, for which $0 and $1.5 million specific reserves were established, respectively. Loans not requiring specific reserves had sufficient collateral values, less costs to sell, supporting the net investment in the loan which includes principal balance, unamortized fees and costs and accrued interest, if any. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At June 30, 2019 and December 31, 2018, exposure to the impaired loans was related to 30 and 25 borrowers, respectively. In all cases, appraisal reports of the underlying collateral, if any, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were reduced by an estimate of the costs to sell the assets, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value.

In addition, the remaining $417,000 PCI loans acquired from Prime Bank acquisition were commercial and industrial loans. The PCI loans were originally recorded at fair value by the Bank on the date of acquisition. At June 30, 2019, those loans were considered individually evaluated for impairment, with no allowance recorded.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table reflects information about the impaired loans, excluding PCI loans, by class as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019			December 31, 2018
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$13,466	13,529	-	4,606	5,109	-
Residential Real Estate	3,851	3,902	-	670	703	-
Commercial and Industrial	2,676	2,726	-	488	1,281	-
Consumer and Other	1,000	1,003	-	827	867	-
Construction	-	-	-	8,800	8,839	-
	20,993	21,160	-	15,391	16,799	-

With a related allowance recorded:
Commercial Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	1,632	1,632	216
Commercial and Industrial	-	-	-	4,158	4,208	1,299
Consumer and Other	-	-	-	37	37	30
	-	-	-	5,827	5,877	1,545

Impaired Loans, Total:
Commercial Real Estate	13,466	13,529	-	4,606	5,109	-
Residential Real Estate	3,851	3,902	-	2,302	2,335	216
Commercial and Industrial	2,676	2,726	-	4,646	5,489	1,299
Consumer and Other	1,000	1,003	-	864	904	30
Construction	-	-	-	8,800	8,839	-
Impaired Loans, Total	$20,993	21,160	-	21,218	22,676	1,545

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize additional information regarding impaired loans, excluding PCI loans, by class for the three and six months ended June 30, 2019 and 2018.

(In thousands)	Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$10,490	120	3,250	25
Residential Real Estate	2,271	41	3,480	3
Commercial and Industrial	1,854	38	980	-
Consumer and Other	890	13	750	8
Construction	6,600	-	-	-
	22,105	212	8,460	36
With a related allowance recorded:
Commercial Real Estate	215	-	-	-
Residential Real Estate	1,505	-	-	-
Commercial and Industrial	2,459	-	293	-
Consumer and Other	37	-	3	-
	4,216	-	296	-
Impaired Loans, Total:
Commercial Real Estate	10,705	120	3,250	25
Residential Real Estate	3,776	41	3,480	3
Commercial and Industrial	4,313	38	1,273	-
Consumer and Other	927	13	753	8
Construction	6,600	-	-	-
Impaired Loans, Total	$26,321	212	8,756	36

(In thousands)	Six Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$7,956	186	2,770	49
Residential Real Estate	1,584	98	3,421	6
Commercial and Industrial	1,275	87	912	-
Consumer and Other	866	24	725	15
Construction	7,543	150	-	-
	19,224	545	7,828	70
With a related allowance recorded:
Commercial Real Estate	393	-	-	-
Residential Real Estate	1,767	-	-	-
Commercial and Industrial	3,183	-	244	-
Consumer and Other	33	-	2	-
	5,376	-	246	-
Impaired Loans, Total:
Commercial Real Estate	8,349	186	2,770	49
Residential Real Estate	3,351	98	3,421	6
Commercial and Industrial	4,458	87	1,156	-
Consumer and Other	899	24	727	15
Construction	7,543	150	-	-
Impaired Loans, Total	$24,600	545	8,074	70

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 5:     Goodwill and Other Intangible Assets

On May 10, 2018 the Company completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT. The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.

The assets acquired and liabilities assumed from Prime Bank were recorded at their fair value as of the closing date of the acquisition. Goodwill of $2.1 million was recorded at the time of the acquisition, and was adjusted to $1.7 million as of December 31, 2018, primarily due to updating of fair value of the core deposit intangibles and adjustment of cash and contingent considerations. The goodwill was further adjusted to $1.1 million as a result of reducing the estimated amount to be paid pursuant to certain problem loans pending resolution by $621,000 as of May 10, 2019. There were no income effects resulting from the recorded measurement period adjustments for the three and six months ended June 30, 2019. The goodwill is all deductible for income taxes over 15 years.

Goodwill is evaluated for impairment annually or whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors, unanticipated competitive activities, and acts by governments and courts. The Company reported a net loss of $1.3 million for the six months ended June 30, 2019, which was primarily associated with a $2.3 million charge-off on a single commercial loan. The Company performed an interim goodwill test due to the triggering event. At June 30, 2019, the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.

After completing our qualitative assessment for the reporting unit during the second quarter of 2019, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, and goodwill was not impaired as of June 30, 2019.

Note 6:     Deposits

The following table presents the balance of deposits held, by category as of June 30, 2019 and December 31, 2018.

(In thousands)	June 30, 2019	December 31, 2018

Non-interest bearing	$84,295	$84,471
Interest bearing:
NOW	26,633	26,100
Savings	56,807	81,912
Money market	103,948	85,197
Certificates of deposit, less than $250,000	213,406	203,683
Certificates of deposit, $250,000 or greater	74,557	78,318
Brokered deposits	207,920	183,600
Interest bearing, Total	683,271	658,810

Total Deposits	$767,566	$743,281

As of June 30, 2019, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$136,366	48,808	164,186	$349,360
More than 1 year through 2 years	67,273	24,699	33,212	125,184
More than 2 years through 3 years	6,621	794	10,522	17,937
More than 3 years through 4 years	1,310	256	-	1,566
More than 4 years through 5 years	1,836	-	-	1,836
	$213,406	74,557	207,920	$495,883

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 7: Share-Based Compensation and Employee Benefit Plan

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice has been to grant RSAs. As of June 30, 2019 and December 31, 2018, there were no options or phantom stock units outstanding, or that have been exercised during the period then ended.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain limitations. As of June 30, 2019, 2,860,438 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

The following is a summary of the status of the Company’s restricted shares as of June 30, 2019 and 2018 and changes therein during the periods indicated:

Three months ended June 30, 2019:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2019	22,854	$13.66
Granted	9,675	$15.52
Vested	(3,000)	$16.90
Unvested at June 30, 2019	29,529	$13.94

Six months ended June 30, 2019:
Unvested at December 31, 2018	31,790	$14.06
Granted	9,675	$15.52
Vested	(11,936)	$15.53
Unvested at June 30, 2019	29,529	$13.94

Three months ended June 30, 2018:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2018	37,034	$14.20
Granted	4,124	$18.55
Vested	(1,968)	$16.05
Forfeited	(1,104)	$14.15
Unvested at June 30, 2018	38,086	$14.57

Six months ended June 30, 2018:
Unvested at December 31, 2017	25,870	$12.15
Granted	18,323	$18.07
Vested	(4,903)	$14.93
Forfeited	(1,204)	$14.26
Unvested at June 30, 2018	38,086	$14.57

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

For the three and six months ended June 30, 2019, the Company recognized total share-based compensation expense of $55,000 and $103,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $28,000 and $56,000, for the three and six months ended June 30, 2019, respectively. Included in share-based compensation expense for the three and six months ended June 30, 2019, were $27,000 and $47,000 attributable to Patriot’s external directors, who received total compensation of $151,000 and $270,000 for each of those periods, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Operations.

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

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of June 30, 2019 amounted to $417,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.46 years.

RSA Grant - Non-executive Employees

All remaining RSA shares vested fully on January 4, 2019. No granted RSA shares to non-executive employees were forfeited in 2019. During the three and six months ended June 30, 2018, 0 and 100 granted shares were forfeited, respectively.

Dividends

On July 17, 2017, the Company announced its intention to make quarterly cash dividend payments. For the three and six months ended June 30, 2019, the Company paid cash dividends of $.01 per share of common stock, or an aggregated of $38,000 and $77,000, respectively. The aggregated cash dividend payments were $39,000 and $77,000, respectively during the three and six months ended June 30, 2018.

Retirement Plan

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent of an employee's annual compensation. During the three and six months ended June 30, 2019 compensation expense under the 401K aggregated $88,000 and $142,000, respectively. During the three and six months ended June 30, 2018 compensation expense under the 401K aggregated $65,000 and $116,000, respectively.

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

The following table summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

(Net income in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basis (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(1,655)	$1,036	$(1,332)	$2,101
Divided by:
Weighted average shares outstanding	3,921,878	3,903,858	3,919,608	3,902,195

Basic (loss) earnings per common share	(0.42)	0.27	(0.34)	0.54

Diluted (loss) earnings per share:
Net (loss) income attributable to Common shareholders	(1,655)	1,036	(1,332)	2,101

Weighted average shares outstanding	3,921,878	3,903,858	3,919,608	3,902,195

Effect of potentially dilutive restricted common shares	- (1)	13,603	- (2)	17,943

Divided by:
Weighted average diluted shares outstanding	3,921,878	3,917,461	3,919,608	3,920,138

Diluted (loss) earnings per common share	(0.42)	0.26	(0.34)	0.54

(1)	The weighted average diluted shares outstanding does not include 5,572 anti-dilutive restricted common shares for the three months ended June 30, 2019.
(2)	The weighted average diluted shares outstanding does not include 3,005 anti-dilutive restricted common shares for the six months ended June 30, 2019.

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

Financial instruments with credit risk at June 30, 2019 are as follows:

(In thousands)	As of June 30, 2019
Commitments to extend credit:
Unused lines of credit	$69,310
Undisbursed construction loans	26,945
Home equity lines of credit	19,753
Future loan commitments	12,309
Financial standby letters of credit	961
$129,278

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a $8,000 reserve for credit loss as of June 30, 2019, which is included in accrued expenses and other liabilities.

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

The Agreement states that by December 31, 2018 the Board and Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the allowance for loan and lease losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement the Bank also agreed to provide a revised written 3-year strategic and capital plan for the Bank by December 31, 2018.  To date, the Bank has addressed each of the items in accordance with the Agreement and continues to respond to further enhancements requested by the OCC. Further details pertaining to the Agreement are provided in Part II Item 9B: Other information included on the Annual Report on Form 10-K for the year ended December 31, 2018.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The Company’s and the Bank’s regulatory capital amounts and ratios at June 30, 2019 and December 31, 2018 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	90,094	10.443	90,722	10.452	100,068	11.649	99,341	11.500
To be Well Capitalized(1)	-	-	-	-	85,900	10.000	86,384	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	90,194	10.500	85,304	9.875
For capital adequacy	69,016	8.000	69,441	8.000	68,720	8.000	69,107	8.000

Tier 1 Capital (to risk weighted assets):
Actual	71,625	8.302	73,101	8.422	91,599	10.664	91,720	10.618
To be Well Capitalized(1)	-	-	-	-	68,720	8.000	69,107	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	73,015	8.500	68,027	7.875
For capital adequacy	51,762	6.000	52,081	6.000	51,540	6.000	51,830	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	63,625	7.375	65,101	7.500	91,599	10.664	91,720	10.618
To be Well Capitalized(1)	-	-	-	-	55,835	6.500	56,149	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	60,130	7.000	55,069	6.375
For capital adequacy	38,821	4.500	39,061	4.500	38,655	4.500	38,873	4.500

Tier 1 Leverage Capital (to average assets):
Actual	71,625	7.516	73,101	7.842	91,599	9.611	91,720	9.838
To be Well Capitalized(1)	-	-	-	-	47,653	5.000	46,617	5.000
For capital adequacy	38,116	4.000	37,288	4.000	38,122	4.000	37,294	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.

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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which was effective beginning on January 1, 2019. Management believes that, as of June 30, 2019, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis, as if all such requirements were currently in effect.

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

SBA Loans Held for Sale
The fair value of SBA loans held for sale is estimated by using a market approach that includes observable market prices. The Company has determined that the majority of the inputs used to value the SBA loans held for sale fall within Level 2 of the fair value hierarchy.

SBA Servicing Asset
Servicing assets do not trade in an active, open market with readily observable prices. The Company estimates the fair value of servicing assets using discounted cash flow models incorporating numerous assumptions from the perspective of a market participant including market discount rates and prepayment speeds. Due to the significant unobservable input related to the servicing rights, the SBA servicing asset is classified within Level 3 of the valuation hierarchy.

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

Patriot does not record subordinated notes at fair value on a recurring basis. The fair value of the subordinated notes was estimated by discounting future cash flows at rates at which similar notes would be made. The carrying value is considered comparable to fair value.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of June 30, 2019 and December 31, 2018:

(In thousands)		June 30, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$5,578	5,578	7,381	7,381
Interest-bearing deposits due from banks	Level 1	45,538	45,538	59,056	59,056
U. S. Government agency mortgage-backed securities	Level 2	19,249	19,249	20,473	20,473
Corporate bonds	Level 2	16,065	16,065	12,974	12,974
Subordinated notes	Level 2	7,029	7,029	4,564	4,564
U.S. Treasury notes	Level 2	1,496	1,496	1,485	1,485
Other investments	Level 2	4,963	4,963	4,963	4,963
Federal Reserve Bank stock	Level 2	2,922	2,922	2,866	2,866
Federal Home Loan Bank stock	Level 2	4,513	4,513	4,928	4,928
Loans receivable, net	Level 3	803,319	789,290	772,767	762,581
SBA Loans held for sale	Level 2	4,283	4,283	-	-
SBA servicing assets	Level 3	156	156	37	37
Accrued interest receivable	Level 2	3,678	3,678	3,766	3,766
Interest swap receivable	Level 2	680	680	286	286
Financial assets, total		$919,469	905,440	895,546	885,360

Financial Liabilities:
Demand deposits	Level 2	$84,295	84,295	84,471	84,471
Savings deposits	Level 2	56,807	56,807	81,912	81,912
Money market deposits	Level 2	103,948	103,948	85,197	85,197
NOW accounts	Level 2	26,633	26,633	26,100	26,100
Time deposits	Level 2	287,963	288,630	282,001	280,538
Brokered deposits	Level 1	207,920	205,903	183,600	183,120
FHLB borrowings	Level 2	100,000	103,969	100,000	101,369
Senior notes	Level 2	11,815	11,632	11,778	11,293
Subordinated debt	Level 2	9,738	9,703	9,723	9,348
Junior subordinated debt owed to unconsolidated trust	Level 2	8,098	8,098	8,094	8,094
Note payable	Level 3	1,291	1,211	1,388	1,239
Accrued interest payable	Level 2	1,489	1,489	1,605	1,605
Contingent consideration liability	Level 3	86	86	707	707
Interest swap liability	Level 2	680	680	286	286
Financial liabilities, total		$900,763	903,084	876,862	875,279

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of June 30, 2019 and December 31, 2018:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2019:
U. S. Government agency mortgage-backed securities	$-	19,249	-	19,249
Corporate bonds	-	16,065	-	16,065
Subordinated notes	-	7,029	-	7,029
U.S. Treasury notes	-	1,496	-	1,496
Available-for-sale securities	$-	43,839	-	43,839

Impaired PCI Loans, net	-	-	417	417

Contingent consideration liability	-	-	86	86

Interest swap receivable	-	680	-	680

Interest swap liability	-	680	-	680

December 31, 2018:
U. S. Government agency mortgage-backed securities	$-	20,473	-	20,473
Corporate bonds	-	12,974	-	12,974
Subordinated notes	-	4,564	-	4,564
U.S. Treasury notes	-	1,485	-	1,485
Available-for-sale securities	$-	39,496	-	39,496

Impaired PCI Loans, net	-	-	615	615

Contingent consideration liability	-	-	707	707

Interest swap receivable	-	286	-	286

Interest swap liability	-	286	-	286

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

During the three and six months ended June 30, 2019, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The table below presents the valuation methodology and unobservable inputs for level 3 assets measures at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2019:
Impaired loans, net	$20,993	Real Estate Appraisals	Discount for appraisal type	8%	-	21%

Other Real Estate Owned	1,954	Real Estate Appraisals	Discount for appraisal type		14%

SBA Servicing Assets	156	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2018:
Impaired loans, net	$19,673	Real Estate Appraisals	Discount for appraisal type	8%	-	21%

Other Real Estate Owned	2,945	Real Estate Appraisals	Discount for appraisal type		14%

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

The estimated fair value amounts have been measured as of June 30, 2019 and December 31, 2018, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 12: Derivatives

Patriot is a party to four interest rate swaps; derivatives that are not designated as hedging instruments. Under a program, Patriot will execute interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Patriot executes with a third party, such that Patriot minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Patriot entered the two initial interest rate swaps under the program in November 2018.

As of June 30, 2019 and December 31, 2018, Patriot had $750,000 and $300,000, respectively, in cash pledged for collateral on its interest rate swaps. Two swaps are entered into in 2018 and the rest two swaps in May 2019.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate			Variable Rate	Fair Value
June 30, 2019:
Classified in Other Assets:
Customer interest rate swap	$6,444	10.5	4.38%	-	5.25%	1 Mo. LIBOR + 1.96%	$680

Classified in Other Liabilities:
3rd party interest rate swap	$6,444	10.5	4.38%	-	5.25%	1 Mo. LIBOR + 1.96%	$(680)

December 31, 2018:
Classified in Other Assets:
Customer interest rate swap	$5,000	10.5		5.25%		1 Mo. LIBOR + 1.96%	$286

Classified in Other Liabilities:
3rd party interest rate swap	$5,000	10.5		5.25%		1 Mo. LIBOR + 1.96%	$(286)

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

Patriot has eight non-cancelable operating leases, including four Bank branch locations and three for administrative and operational space, and one equipment lease. The leases expire on various dates through 2032 and some include renewal options. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. The last potential year the leases can be extended through 2037. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding lease liability. The Company has no finance leases (previously referred to as a capital lease).

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The following is a maturity analysis of the operating lease liabilities as of June 30, 2019:

June 30, 2019
(in thousands)	Operating lease
Years ending December 31,	Obligation
2019	$255
2020	521
2021	532
2022	498
2023	465
Thereafter	1,875
Total undiscounted lease payments	4,146
Less imputed interest	(722)
Present value of operating lease liabilities	$3,424
Operating lease right-of-use asset	$3,342

	Three Months Ended	Six Monthes Ended
	June 30, 2019	June 30, 2019
Lease cost
Operating lease cost	$131	253
Short-term lease cost	21	46

Other information
Operating cash flows from operating leases	$109	218

June 30, 2019
Weighted -average remaining lease term - operating leases (in years)	10
Weighted -average discount rate - operating leases	3.55%

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

Summary

The Company reported net loss for the second quarter of 2019 of $1.7 million ($0.42 basic and diluted loss per share) compared to a net income of $1.0 million ($0.27 basic and $0.26 and diluted earnings per share) for the second quarter ended June 30, 2018. The loss before income taxes was $2.3 million for the three months period ended June 30, 2019, as compared to $1.4 million income before income taxes for the second quarter of 2018.

For the six months ended June 30, 2019, the Company reported net loss of $1.3 million ($0.34 basic and diluted loss per share) compared to a net income of $2.1 million ($0.54 basic and diluted earnings per share) for the six months ended June 30, 2018, a decrease of $3.4 million. The decline in 2019 results was primarily due to a material increase in provision for loan losses to $2.9 million in the second quarter and $3.1 million in the year-to-date period primarily associated with a $2.3 million charge-off on a single commercial loan.

The first half of 2019 results were also impacted by a decline in net interest income due to higher deposit costs and an increase in operating expenses. The expense increase was primarily associated with the build-up of its SBA business, expansion of deposit initiatives, and costs incurred in conjunction with enhancing processes, controls and documentation in response to the Formal Agreement with the OCC.

As previously disclosed, on March 30, 2019, the Company and Hana Small Business Lending Inc. mutually agreed to terminate the purchase agreement between the parties entered into in November 2018. The termination agreement provided for the release of escrowed funds back to the Company. The Company received the escrowed funds of $500,000 on May 9, 2019.

The Company expects operating results to build back up during 2019 as it begins to see improvements in net interest and non-interest income associated with its investments in increasingly positive results from the expansion of its SBA business and deposit raising initiatives. The Company will also continue to be focused on taking all actions necessary to resolve the remaining matters associated with the OCC Formal Agreement.

Financial Condition

As of June 30, 2019, total assets increased to $977.8 million, as compared to $951.7 million at December 31, 2018. Net Loan portfolio increased $30.5 million or 3.9% from $772.8 million at December 31, 2018 to $803.3 million at June 30, 2019. Deposits continued to grow to $767.6 million at June 30, 2019, as compared to $743.3 million at December 31, 2018.

Equity decreased $1.0 million or 1.4%, from $69.3 million at December 31, 2018 to $68.3 million at June 30, 2019, primarily due to $1.3 million of net loss, which was partially offset by $267,000 of investment portfolio unrealized gain and $103,000 of equity compensation, in the first half of 2019.

Cash and Cash Equivalents

Cash and cash equivalents decreased $15.3 million, from $66.4 million at December 31, 2018 to $51.1 million at June 30, 2019. The decrease in the first half of 2019 was primarily attributable to $38.4 million cash used for net loan originations and purchases, which was partially offset by a $24.3 million cash increase in deposits.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(In thousands)	June 30,	December 31,	Increase / (Decrease)	Increase / (Decrease)
	2019	2018	($)	(%)
U. S. Government agency mortgage-backed securities	$19,249	20,473	(1,224)	-5.98%
Corporate bonds	16,065	12,974	3,091	23.82%
Subordinated notes	7,029	4,564	2,465	54.01%
U.S. Treasury notes	1,496	1,485	11	0.74%
Total Available-for-Sale Securities	$43,839	39,496	4,343	11.00%

Available-for-sale securities increased $4.3 million or 11.0%, from $39.5 million at December 31, 2018 to $43.8 million at June 30, 2019. This increase was primarily attributable to the purchases of $3.0 million in corporate bonds and $2.4 million in subordinated notes, which was offset by $1.4 million in repayments of principal on U.S. Government agency mortgage-backed securities. There were no sales of available-for sales securities in the first half of 2019.

Loans

The following table provides the composition of the Company’s loan portfolio as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$311,760	38.40%	274,938	35.23%
Residential Real Estate	163,025	20.08%	157,300	20.16%
Commercial and Industrial	181,204	22.32%	191,852	24.58%
Consumer and Other	100,360	12.36%	94,569	12.12%
Construction	44,180	5.44%	46,040	5.90%
Construction to permanent - CRE	11,248	1.40%	15,677	2.01%
Loans receivable, gross	811,777	100.00%	780,376	100.00%
Allowance for loan losses	(8,458)		(7,609)
Loans receivable, net	$803,319		772,767

The Company’s gross loan portfolio increased $31.4 million, or 4.0%, from $780.4 million at December 31, 2018 to $811.8 million at June 30, 2019. The increase in loans was primarily attributable to $26.1 million in purchases of loans receivable and $8.5 million net increase in originated loans receivable in the first half of 2019. As of June 30, 2019, the loan pipeline is strong. The Company will continue to add to the product lines and enhance service offerings to customers.

At June 30, 2019, the net loan to deposit ratio was 105% and the net loan to total assets ratio was 82%. At December 31, 2018, these ratios were 104% and 81%, respectively.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses increased $849,000 or 11.2% from $7.6 million at December 31, 2018 to $8.5 million at June 30, 2019. The increase was primarily attributable to $3.1 million in provision for all loan categories, which was offset by $2.3 million net charge-offs of loans.

Based upon the overall assessment and evaluation of the loan portfolio at June 30, 2019, management believes $8.5 million in the allowance for loan and lease losses, which represented 1.04% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The increase in the allowance in the second quarter was primarily due to the single loan charge-off of $2.3 million and its related impact on the historical loss rate of the corresponding federal call code segment.

The $2.3 million loan charge-off related to a commercial loan charged-off due to the inability of the borrower to demonstrate the operating cash flow necessary to fund interest and principal on the loan combined with insufficient information regarding collateral, leading the Bank to determine that full collection is doubtful. The Bank will continue to pursue all available remedies to recover principal and interest due under the loan agreement.

The following table provides detail of activity in the allowance for loan and lease losses:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018

Balance at beginning of the period	$7,823	6,485	$7,609	6,297
Charge-offs:
Residential Real Estate	(12)	-	(12)	-
Commercial and Industrial	(2,292)	-	(2,292)	-
Consumer and Other	(3)	(13)	(3)	(13)
Total charge-offs	(2,307)	(13)	(2,307)	(13)
Recoveries:
Commercial Real Estate	2	3	2	6
Commercial and Industrial	-	-	47	-
Consumer and Other	3	-	5	-
Total recoveries	5	3	54	6

Net charge-offs	(2,302)	(10)	(2,253)	(7)
Provision charged to earnings	2,937	50	3,102	235
Balance at end of the period	$8,458	6,525	$8,458	6,525

Ratios:
Net charge-offs to average loans	(0.287)%	(0.001)%	(0.284)%	(0.001)%
Allowance for loan losses to total loans	1.04%	0.86%	1.04%	0.86%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment and the percentage of the loans to total loans:

(In thousands)	June 30, 2019		December 31, 2018
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans
Commercial Real Estate	$1,978	38.40%	$1,866	35.23%
Residential Real Estate	936	20.08%	1,059	20.16%
Commercial and Industrial	4,208	22.32%	3,558	24.58%
Consumer and Other	664	12.36%	641	12.12%
Construction	467	5.44%	350	5.90%
Construction to permanent - CRE	105	1.40%	108	2.01%
Unallocated	100	N/A	27	N/A
Total	$8,458	100.00%	$7,609	100.00%

Non-performing Assets

The following table presents non-performing assets as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30,	December 31,
	2019	2018
Non-accruing loans:
Commercial Real Estate	$12,393	3,525
Residential Real Estate	3,450	2,006
Commercial and Industrial	2,712	4,681
Consumer and Other	850	174
Construction	-	8,800
Total non-accruing loans	19,405	19,186

Loans past due over 90 days and still accruing	272	1,316
Other real estate owned	1,954	2,945
Total nonperforming assets	$21,631	23,447

Nonperforming assets to total assets	2.21%	2.46%
Nonperforming loans to total loans, net	2.45%	2.65%

The $19.4 million of non-accrual loans at June 30, 2019 was comprised of 28 borrowers. Two TDR loans of total $9.4 million were included in the non-accrual loans. The Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. The Bank evaluated the impaired loans individually and determined that there was no resulting specific reserve for the current quarter.

As of December 31, 2018, the $19.2 million of non-accrual loans was comprised of 23 borrowers, for which a specific reserve of $1.5 million had been established. There were no TDR loans included in the non-accrual loans.

Deferred Taxes

Deferred tax assets increased $281,000, from $10.9 million at December 31, 2018 to $11.1 million at June 30, 2019. The increase in deferred tax assets resulted primarily from the impact of net loss in the second quarter of 2019.

Our effective tax rate for the three and six months ended June 30, 2019 was 28% and 26%, respectively, compared to the effective tax rate of 27% and 26% for the three and six months ended June 30, 2018, respectively. The Company’s effective rates for both periods were affected primarily by state taxes and non-deductible expenses.

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

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	June 30,	December 31,	Inc/(Dec)	Inc/(Dec)
	2019	2018	($)	(%)

Non-interest bearing	$84,295	84,471	(176)	(0.21)%
Interest bearing:
NOW	26,633	26,100	533	2.04%
Savings	56,807	81,912	(25,105)	(30.65)%
Money market	103,948	85,197	18,751	22.01%
Certificates of deposit, less than $250,000	213,406	203,683	9,723	4.77%
Certificates of deposit, $250,000 or greater	74,557	78,318	(3,761)	(4.80)%
Brokered deposits	207,920	183,600	24,320	13.25%
Total Interest bearing	683,271	658,810	24,461	3.71%

Total Deposits	$767,566	743,281	24,285	3.27%

Deposits increased $24.3 million or 3.3%, from $743.3 million at December 31, 2018 to $767.6 million at June 30, 2019, resulting from an increase of $24.3 million in brokered deposits, and $18.8 million in money market deposits, partially offset by a decline of $25.1 million in savings deposits as more competitive rates offered in the CD and money market products attracted net new deposit balances.

Borrowings

Total borrowings were $131.0 million and $131.0 million as of June 30, 2019 and December 31, 2018, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to: maintain its and its subsidiaries' legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of June 30, 2019, the Bank had $60.1 million of available borrowing capacity from the FHLB-B.

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At June 30, 2019 and December 31, 2018, outstanding advances from the FHLB-B aggregated $100.0 million and $100.0 million, respectively. $40.0 million advances outstanding at June 30, 2019 bore fixed rates of interest ranging from 2.47% to 3.2% with maturities ranging from 7 days to 3 years.

$60.0 million advances from the FHLB-B with a weighted average interest rate of 1.2% are callable in the second half of 2019 and up to October 2020. During their initial term (one or two years), each of these advances carries a floating rate from 100 basis points to 200 basis points below LIBOR. After the initial term, the rates reset to fixed rates between 3.47% and 4.23%, per annum, and the borrowing can be called by the FHLB-B on a quarterly basis.

At June 30, 2019, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $284.2 million.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. At June 30, 2019 and December 31, 2018, no funds had been borrowed under the line of credit.

Interest expenses incurred for the three and six months ended June 30, 2019 were $426,000 and $865,000, respectively. Interest expenses incurred for the three and six months ended June 30, 2018 were $502,000 and $759,000, respectively.

Correspondent Bank - Line of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $5 million at June 30, 2019 and $26 million at December 31, 2018. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, ACH, and other clearinghouse transactions.

There was no outstanding balance under the agreements at June 30, 2019 and December 31, 2018. Interest expense incurred for the three and six months ended June 30, 2019 was $2,000. Interest expenses incurred for the three and six months ended June 30, 2018 was $3,000.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At June 30, 2019 and December 31, 2018, $185,000 and $222,000 of unamortized debt issuance costs were deducted from the face amount of the Senior Notes included in the Consolidated Balance Sheet, respectively.

The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

For the three and six months ended June 30, 2019, the Company recognized interest expense of $228,000 and $457,000, respectively. For the three and six months ended June 30, 2018, the Company recognized interest expense of $228,000 and $457,000, respectively.

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

The Subordinated Notes will initially bear interest at 6.25% per annum, from and including June 29, 2018, to but excluding, June 30, 2023, payable semi-annually in arrears. From and including June 30, 2023, until but excluding June 30, 2028 or an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR (but not less than zero) plus 332.5 basis points, payable quarterly in arrears. The Company may, at its option, beginning on June 30, 2023 and on any scheduled interest payment date thereafter, redeem the Subordinated Notes. Interest payable on the Subordinated Notes began on December 30, 2018.

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At June 30, 2019, $262,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the Consolidated Balance Sheet.

For the three and six months ended June 30, 2019, the Company recognized interest expense of $161,000 and $329,000, respectively. No interest expense was recognized in the first half of 2018.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (5.48% at June 30, 2019) and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of June 30, 2019 and December 31, 2018, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $150,000 and $154,000, respectively, and accrued interest on the junior subordinated debentures was $6,000 and $8,000, respectively.

For the three and six months ended June 30, 2019, the Company recognized interest expense of $118,000 and $239,000 respectively. For the three and six months ended June 30, 2018, the Company recognized interest expense of $112,000 and $211,000 respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of June 30, 2019 and December 31, 2018, the note had a balance outstanding of $1.3 million and $1.4 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

For the three and six months ended June 30, 2019, the Company recognized interest expense of $6,000 and $12,000 respectively. For the three and six months ended June 30, 2018, the Company recognized interest expense of $6,000 and $13,000 respectively.

Equity

Equity decreased $1.0 million, from $69.3 million at December 31, 2018 to $68.3 million at June 30, 2019, primarily due to $1.3 million of net loss, which was partially offset by $267,000 of investment portfolio unrealized gain and $103,000 of equity compensation, in the first half of 2019.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, decreased $50.4 million from $179.7 million at December 31, 2018 to $129.3 million at June 30, 2019.

Derivatives

In the second quarter of 2019, Patriot entered into two additional interest rate swaps (“swaps”). One swap was with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan, and another with an outside third party. The customer interest rate swap is matched in offsetting terms to the third party interest rate swap. The swaps are reported at fair value in other assets or other liabilities. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized $30,000 gain on the swaps for the three and six months ended June 30, 2019.

Further discussion of the fair value of derivatives is set forth in Note 12 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three and six months ended June 30, 2019 and 2018:

(In thousands)	Three months ended June 30,
	2019			2018
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$801,525	10,274	5.14	738,338	9,201	5.00
Investments	54,263	512	3.77	40,976	419	4.09
Cash equivalents and other	41,225	237	2.31	65,560	270	1.65

Total interest earning assets	897,013	11,023	4.93	844,874	9,890	4.69

Cash and due from banks	6,178			4,772
Allowance for loan losses	(7,829)			(6,487)
OREO	2,913			531
Other assets	59,094			54,261

Total Assets	$957,369			897,951

Liabilities
Interest bearing liabilities:
Deposits	$675,442	3,533	2.10	606,082	1,997	1.32
Borrowings	91,868	426	1.86	121,092	502	1.66
Senior notes	11,804	228	7.73	11,729	228	7.80
Subordinated debt	17,830	279	6.28	8,304	112	5.41
Note Payable and other	1,636	8	1.96	2,214	10	1.81

Total interest bearing liabilities	798,580	4,474	2.25	749,421	2,849	1.52

Demand deposits	80,189			74,477
Other liabilities	8,243			5,455

Total Liabilities	887,012			829,353

Shareholders' equity	70,357			68,598

Total Liabilities and Shareholders' Equity	$957,369			897,951

Net interest income		6,549			7,041

Interest margin			2.93			3.34
Interest spread			2.68			3.17

(In thousands)	Six months ended June 30,
	2019			2018
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$792,879	20,015	5.09	732,545	17,975	4.95
Investments	53,551	1,009	3.77	39,743	806	4.06
Cash equivalents and other	49,897	570	2.30	53,442	421	1.59

Total interest earning assets	896,327	21,594	4.86	825,730	19,202	4.69

Cash and due from banks	7,016			4,452
Allowance for loan losses	(7,712)			(6,435)
OREO	2,929			267
Other assets	59,164			52,607

Total Assets	$957,724			876,621

Liabilities
Interest bearing liabilities:
Deposits	$675,643	6,797	2.03	588,704	3,654	1.25
Borrowings	91,271	865	1.91	120,549	759	1.27
Senior notes	11,795	457	7.75	11,720	457	7.86
Subordinated debt	17,825	568	6.43	8,196	211	5.19
Note Payable and other	1,497	14	1.89	1,882	17	1.82

Total interest bearing liabilities	798,031	8,701	2.20	731,051	5,098	1.41

Demand deposits	80,704			73,017
Other liabilities	8,707			4,356

Total Liabilities	887,442			808,424

Shareholders' equity	70,282			68,197

Total Liabilities and Shareholders' Equity	$957,724			876,621

Net interest income		12,893			14,104

Interest margin			2.90			3.44
Interest spread			2.66			3.28

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 compared to 2018			2019 compared to 2018
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$767	306	1,073	$1,448	592	2,040
Investments	121	(28)	93	255	(52)	203
Cash equivalents and other	(101)	68	(33)	(28)	177	149

Total interest earning assets	787	346	1,133	1,675	717	2,392

Interest bearing liabilities:
Deposit	314	1,222	1,536	667	2,476	3,143
Borrowings	(121)	45	(76)	(184)	290	106
Senior notes	-	-	-	-	-	-
Subordinated debt	161	6	167	329	28	357
Note payable and other	(2)	-	(2)	(3)	-	(3)

Total interest bearing liabilities	352	1,273	1,625	809	2,794	3,603

Net interest income	$435	(927)	(492)	$866	(2,077)	(1,211)

For the quarter ended June 30, 2019, interest income increased $1.1 million or 11% as compared to the quarter ended June 30, 2018, as focused growth and diversification in the loan portfolio yielded an increase in interest income. Average loan balances increased $63.2 million or 9% as compared to the quarter ended June 30, 2018. Total interest expense increased $1.6 million or 57% as compared to the quarter ended June 30, 2018, primarily driven by an increase of $1.5 million in deposit interests due to higher deposit rates and an increase of $167,000 in subordinated debt interest.

For the six months ended June 30, 2019, interest income increased $2.4 million or 12% as compared to the six months ended June 30, 2018. Average loan balances increased $60.3 million or 8% as compared to the six months ended June 30, 2018. Total interest expense increased $3.6 million or 71% as compared to the six months ended June 30, 2018, primarily driven by an increase of $3.1 million in deposit interests due to higher deposit rates and an increase of $357,000 in subordinated debt interest.

Net interest income was $6.5 million for the quarter ended June 30, 2019, which decreased 7% from $7.0 million for the quarter ended June 30, 2018. For the six months ended June 30, 2019, net interest income was $12.9 million, decreased 9% from $14.1 million for the six months ended June 30, 2018.

Net interest margin for the three and six months ended June 30, 2019, were 2.93% and 2.90%, respectively. Net interest margin for the three and six months ended June 30, 2018, were 3.34% and 3.44%, respectively.

The decline in net interest income and net interest margin reflects the impact of increasing deposit costs associated with higher rates paid on retail deposits, the impact of non-accrual and reduced rate loans, an increased reliance on more expensive wholesale funding sources, and the impact of the subordinated debt issued June 30, 2018.

Provision for Loan Losses

The provision for loan losses for three and six months ended June 30, 2019 were $2.9 million and $3.1 million, as compared to $50,000 and $235,000 for the three and six months ended June 30, 2018, respectively. The increase of provision for loan losses in 2019 was primarily attributable to the single $2.3 million commercial loan charge-off described more fully in Allowance for Loan and Lease Losses.

Non-interest income

Non-interest income increased $443,000 from $386,000 for the quarter ended June 30, 2018 to $829,000 for the quarter ended June 30, 2019. For the six months ended June 30, 2019, non-interest income increased $943,000 to $1.7 million, from $708,000 for the six months ended June 30, 2018.

The increase in 2019 was primarily attributable to gain on sale of SBA loans of $367,000 and $823,000 in the three and six months ended June 30, 2019, respectively. The gain on sale represents a net 9% gain on $9.1 million of loans sold in the first half of 2019.

Non-interest expense

Non-interest expense increased $767,000 from $6.0 million for the quarter ended June 30, 2018 to $6.7 million for the quarter ended June 30, 2019, which was primarily driven by increase of $754,000 in salaries and benefits and $346,000 in professional and other outside services. The increases were partially offset by reduction of $607,000 in non-recurring merger and tax initiative project expenses.

For the six months ended June 30, 2019, non-interest expense increased $1.4 million to $13.2 million, from $11.8 million for the six months ended June 30, 2018, which was primarily driven by increase of $1.2 million in salaries and benefits, $545,000 in professional and other outside services, and $328,000 in other operating expenses. due to continued expansion of the Bank’s business activities. The increases were partially offset by reduction of $1.1 million in non-recurring merger and tax initiative project expenses.

The increase in salaries and benefits reflects the build-up of the SBA team, additional costs associated with the Prime acquisition, and increased headcount supporting new deposit initiatives and expansion of credit, finance and compliance support functions.

The increase in professional and outside service fees included the impact of costs incurred with SBA origination and sale activities and additional expenses associated with the expansion of deposit raising initiatives and resolution of documentation and policy matters associated with resolution of the OCC Formal Agreement.

Provision (benefit) for income taxes

The Company reported benefit for income taxes of $632,000 and $464,000 for three and six months ended June 30, 2019, as compared to provision for income taxes of $380,000 and $724,000 for the three and six months ended June 30, 2018, respectively. The decrease mainly reflected the impact of the net loss in 2019.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 8.8% at June 30, 2019, compared to 10.7% at December 31, 2018. Liquidity including readily available off balance sheet funding sources was 17.4% at June 30, 2019, compared to 19.4% at December 31, 2018. The Company’s available total liquidity (readily available plus brokered deposit availability) to total assets ratio was 19.7% at June 30, 2019, compared to 23.7% at December 31, 2018.

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

Capital

The following table illustrates the Company’s and the Bank’s regulatory capital ratios as of June 30, 2019 and December 31, 2018:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	90,094	10.443	90,722	10.452	100,068	11.649	99,341	11.500
Tier 1 Capital (to risk weighted assets)	71,625	8.302	73,101	8.422	91,599	10.664	91,720	10.618
Common Equity Tier 1 Capital (to risk weighted assets)	63,625	7.375	65,101	7.500	91,599	10.664	91,720	10.618
Tier 1 Leverage Capital (to average assets)	71,625	7.516	73,101	7.842	91,599	9.611	91,720	9.838

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

The capital buffer requirement is being phased in over three years beginning in 2016. The 1.875% capital conservation buffer for 2018 has been included in the minimum capital adequacy ratios in the 2018 column in the table above. The capital conversation buffer increased to 2.5% for 2019, which has been included in the minimum capital adequacy ratios in the 2019 column above.

The capital buffer requirement effectively raises the Bank’s minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. As of June 30, 2019, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

Stock Repurchase Program

No shares of Patriot’s common stock were repurchased during the three and six months ended June 30, 2019.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of June 30, 2019			As of December 31, 2018
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	111,563	(1,878)	(1.7)	122,002	(3,027)	(2.4)
+100	114,134	693	0.6	125,681	652	0.5
BASE	113,441	-	-	125,029	-	-
-100	112,811	(630)	(0.6)	120,108	(4,921)	(3.9)
-200	108,972	(4,469)	(3.9)	115,924	(9,105)	(7.3)

	Net Interest Income - Performance Summary
	June 30, 2019			Year ended December 31, 2018
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	30,348	3,384	12.6	32,729	1,712	5.5
+100	28,770	1,806	6.7	32,179	1,162	3.7
BASE	26,964	-	-	31,017	-	-
-100	25,616	(1,348)	(5.0)	30,014	(1,003)	(3.2)
-200	24,193	(2,771)	(10.3)	28,615	(2,402)	(7.7)

Item 4: Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As described more fully in the following section of Item 4, because of the material weakness in internal control over financial reporting described below, management concluded that Patriot’s disclosure controls and procedures were not effective as of June 30, 2019.

Internal Control over Financial Reporting

A material weakness in the Company’s internal control over financial reporting, disclosed in Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, resulted from the aggregation of control deficiencies in management’s review of the calculation of the allowance for loan losses, which includes the review of the completeness and accuracy of inputs and other information used in the allowance for loan losses calculation, as well as the precision of management’s review over the allowance for loan losses calculation.

In response to the identified material weakness, management implemented changes to its disclosure controls and procedures and its system of internal control over financial reporting in each of the quarter ended March 31, 2019 and June 30, 2019, including changes to the process and procedures for establishing allowances for loan loss and enhancements to create a more robust review process. Other implemented enhancements include strengthened controls over the monitoring and valuation of collateral related to loans deemed to be impaired and for which specific reserves have been established. Management is continuing its review of the control processes around the precision of the preparation and review of the calculation of the allowance for loan losses in light of the material weakness identified. Management will continue its review through future reporting periods to determine when the material weakness can be assessed as fully remediated and internal controls over financial reporting can be assessed as effective.

Management believes all necessary disclosure controls and procedures needed to provide reasonable assurance that information will be communicated in a timely fashion to management are now in place.

Changes in Internal Control Over Financial Reporting

Other than as described in this Item 4: Disclosure Controls and Procedures, no other changes in the Company’s internal controls over financial reporting have occurred during the Company’s fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: August 14, 2019

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer