Form 10-Q
period 2019-09-30
PATRIOT NATIONAL BANCORP INC
filed 2019-11-13
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 3,925,002 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	September 30, 2019	December 31, 2018

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$3,157	$7,381
Interest bearing deposits	46,844	59,056
Total cash and cash equivalents	50,001	66,437
Investment securities:
Available-for-sale securities, at fair value	50,057	39,496
Other investments, at cost	4,963	4,963
Total investment securities	55,020	44,459

Federal Reserve Bank stock, at cost	2,889	2,866
Federal Home Loan Bank stock, at cost	4,477	4,928
Loans receivable (net of allowance for loan losses: 2019: $8,405, 2018: $7,609)	791,909	772,767
SBA loans held for sale	4,103	-
Accrued interest and dividends receivable	3,538	3,766
Premises and equipment, net	34,883	35,435
Other real estate owned	2,400	2,945
Deferred tax asset, net	11,495	10,851
Goodwill	1,107	1,728
Core deposit intangible, net	642	698
Other assets	9,521	4,816
Total assets	$971,985	$951,696

Liabilities
Deposits:
Noninterest bearing deposits	$80,772	$84,471
Interest bearing deposits	681,284	658,810
Total deposits	762,056	743,281

Federal Home Loan Bank and correspondent bank borrowings	100,000	100,000
Senior notes, net	11,834	11,778
Subordinated debt, net	9,745	9,723
Junior subordinated debt owed to unconsolidated trust, net	8,100	8,094
Note payable	1,242	1,388
Advances from borrowers for taxes and insurance	2,182	2,926
Accrued expenses and other liabilities	8,647	5,166
Total liabilities	903,806	882,356

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; As of September 30, 2019: 3,998,743 shares issued; 3,925,002 shares outstanding. As of December 31, 2018: 3,984,415 shares issued; 3,910,674 shares outstanding	106,118	105,956
Accumulated deficit	(37,222)	(35,790)
Accumulated other comprehensive loss	(717)	(826)
Total shareholders' equity	68,179	69,340
Total liabilities and shareholders' equity	$971,985	$951,696

See Accompanying Notes to Consolidated Financial Statements (unaudited).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018

Interest and Dividend Income
Interest and fees on loans	$10,245	$9,413	$30,345	$27,388
Interest on investment securities	430	364	1,207	921
Dividends on investment securities	112	125	344	374
Other interest income	225	342	795	763
Total interest and dividend income	11,012	10,244	32,691	29,446

Interest Expense
Interest on deposits	3,655	2,457	10,452	6,111
Interest on Federal Home Loan Bank borrowings	602	486	1,467	1,245
Interest on senior debt	229	229	686	686
Interest on subordinated debt	277	278	845	489
Interest on note payable and other	6	6	20	23
Total interest expense	4,769	3,456	13,470	8,554

Net interest income	6,243	6,788	19,221	20,892

Provision for Loan Losses	100	50	3,202	285

Net interest income after provision for loan losses	6,143	6,738	16,019	20,607

Non-interest Income
Loan application, inspection and processing fees	32	16	74	36
Deposit fees and service charges	123	126	366	392
Gains on sales of loans	188	3	864	69
Rental income	137	115	459	282
Other income	91	94	312	283
Total non-interest income	571	354	2,075	1,062

Non-interest Expense
Salaries and benefits	3,480	2,794	10,272	8,417
Occupancy and equipment expense	937	829	2,598	2,346
Data processing expense	357	333	1,088	972
Professional and other outside services	721	565	2,233	1,594
Project expenses	212	653	277	1,768
Advertising and promotional expense	63	57	255	194
Loan administration and processing expense	44	25	101	68
Regulatory assessments	152	275	862	825
Insurance expense (income)	65	(56)	160	52
Communications, stationary and supplies	118	146	383	369
Other operating expense	530	426	1,626	1,194
Total non-interest expense	6,679	6,047	19,855	17,799

Income (loss) before income taxes	35	1,045	(1,761)	3,870

Provision (Benefit) for Income Taxes	8	276	(456)	1,000

Net income (loss)	$27	$769	$(1,305)	$2,870

Basic earnings (loss) per share	$0.01	$0.20	$(0.33)	$0.74
Diluted earnings (loss) per share	$0.01	$0.20	$(0.33)	$0.73

See Accompanying Notes to Consolidated Financial Statements (unaudited).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$27	$769	$(1,305)	$2,870

Other comprehensive (loss) income
Unrealized holding (loss) gain on securities	(215)	(299)	132	(1,009)
Income tax effect	57	73	(23)	264
Total other comprehensive (loss) income	(158)	(226)	109	(745)
Comprehensive (loss) income	$(131)	$543	$(1,196)	$2,125

See Accompanying Notes to Consolidated Financial Statements (unaudited).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three-Month Period Ended Septmenber 30, 2019
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at June 30, 2019	3,922,610	$106,059	$(37,210)	$(559)	$68,290
Comprehensive income:
Net income	-	-	27	-	27
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(158)	(158)
Total comprehensive income	-	-	27	(158)	(131)
Common stock dividends	-	-	(39)	-	(39)
Share-based compensation expense	-	59	-	-	59
Vesting of restricted stock	2,392	-	-	-	-
Balance at September 30, 2019	3,925,002	$106,118	$(37,222)	$(717)	$68,179

	Nine-Month Period Ended Septmenber 30, 2019
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2018	3,910,674	$105,956	$(35,790)	$(826)	$69,340
Comprehensive income:
Net loss	-	-	(1,305)	-	(1,305)
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	109	109
Total comprehensive income	-	-	(1,305)	109	(1,196)
Common stock dividends	-	-	(116)	-	(116)
Share-based compensation expense	-	162	-	-	162
Cumulative effect of adopting ASU 2016-02	-	-	(11)	-	(11)
Vesting of restricted stock	14,328	-	-	-	-
Balance at September 30, 2019	3,925,002	$106,118	$(37,222)	$(717)	$68,179

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Three-Month Period Ended Septmenber 30, 2018
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at June 30, 2018	3,904,578	$105,843	$(36,808)	$(674)	$68,361
Comprehensive income:
Net income	-	-	769	-	769
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(226)	(226)
Total comprehensive income	-	-	769	(226)	543
Common stock dividends	-	-	(39)	-	(39)
Share-based compensation expense	-	56	-	-	56
Vesting of restricted stock	2,388	-	-	-	-
Balance at September 30, 2018	3,906,966	$105,899	$(36,078)	$(900)	$68,921

	Nine-Month Period Ended Septmenber 30, 2018
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2017	3,899,675	$105,736	$(38,832)	$(155)	$66,749
Comprehensive income:
Net income	-	-	2,870	-	2,870
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(745)	(745)
Total comprehensive income	-	-	2,870	(745)	2,125
Common stock dividends	-	-	(116)	-	(116)
Share-based compensation expense	-	163	-	-	163
Vesting of restricted stock	7,291	-	-	-	-
Balance at September 30, 2018	3,906,966	$105,899	$(36,078)	$(900)	$68,921

See Accompanying Notes to Consolidated Financial Statements (unaudited).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(1,305)	$2,870
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) amortization of investment (discounts) premiums, net	(20)	34
Amortization and accretion of purchase loan premiums and discounts	702	509
Amortization of debt issuance costs	84	69
Amortization of core deposit intangible	56	31
Amortization of servicing assets of sold SBA loans	10	-
Provision for loan losses	3,202	285
Depreciation and amortization	1,201	1,106
Share-based compensation	162	163
Increase in deferred income taxes	(667)	(246)
Origination of SBA loans held for sale	(15,208)	(979)
Proceeds from sale of SBA loans held for sale	11,969	1,033
Gain on sale of SBA loans held for sale, net	(864)	(69)
Net loss on sale of other real estate owned	94	-
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	228	(116)
(Increase) decrease in other assets	(1,779)	855
Change in contingent consideration	-	(1,284)
Increase in accrued expenses and other liabilities	700	1,141
Net cash (used) provided by operating activities	(1,435)	5,402

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	-	35,532
Principal repayments on available-for-sale securities	2,588	1,362
Purchases of available-for-sale securities	(12,997)	(17,093)
Purchases of Federal Reserve Bank stock	(23)	(331)
Redemptions of Federal Home Loan Bank stock	451	961
Decrease in originated loans receivable, net	4,552	15,345
Purchases of loans receivable	(28,213)	(37,830)
Purchase of premises and equipment	(525)	(1,229)
Proceeds from sale of other real estate owned	897	-
Refund of (payment for) escrow deposit related to acquisition activity	500	(500)
Net cash used in business combination	-	(4,736)
Net cash used in investing activities	(32,770)	(8,519)

Cash Flows from Financing Activities:
Increase in deposits, net	18,775	35,909
Repayments of FHLB borrowings, net	-	(39,800)
Proceeds from issuance of subordinated note, net	-	9,713
Principal repayments of note payable	(146)	(144)
Decrease in advances from borrowers for taxes and insurance	(744)	(1,170)
Dividends paid on common stock	(116)	(116)
Payments of contingent consideration	-	(1,284)
Net cash provided by financing activities	17,769	3,108

Net decrease in cash and cash equivalents	(16,436)	(9)

Cash and cash equivalents at beginning of period	66,437	48,729

Cash and cash equivalents at end of period	$50,001	$48,720

 See Accompanying Notes to Consolidated Financial Statements (unaudited).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,996	$7,492
Cash paid for income taxes	$22	$1,243

Non-cash transactions:
Purchase of premises and equipment	$124	$-
Increase in accrued expense and other liabilities	$(124)	$-

Transfers of loans receivable to other real estate owned	$446	$-

Recognition of operating lease right-of-use assets	$3,267	$-
Recognition of operating lease liabilities	$(3,364)	$-

Accrued rent payable - adoption ASC 842	$86	$-

Capitalized servicing assets	$169	$-

Business Combination Non-Cash Disclosures:
Assets acquired in business combination (net of cash received)	$-	$60,492
Liabilities acquired in business combination	$-	$56,095
Contingent liability assumed in business combination	$621	$1,761

See Accompanying Notes to Consolidated Financial Statements (unaudited).

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

Project expenses

Project expenses represent non-recurring expenses, primarily legal and consulting not directly related to the core business of Community Banking. In prior years these were principally expenses for merger, tax analysis strategy and planning. Currently principally the result of third party costs related to the Formal Agreement, and of a non-recurring nature and primarily consultants and legal.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the remainder of 2019.

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

Loans Held for Sale

Loans held for sale represent the guaranteed portion of Small Business Administration (“SBA”) loans and are reflected at the lower of aggregate cost or market value. The Company originates loans to customers under a SBA program that historically has provided for SBA guarantees of 75 percent of the principal balance of each loan. The Company generally sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the unguaranteed portion in its portfolio. The amount of loan origination fees is included in the carrying value of loans sold and in the calculation of the gain or loss on the sale. When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets, less the discount of the retained portion of the loan are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.

There were $4.1 million of loans held for sale at September 30, 2019, consisting of $2.9 million commercial and industrial loans and $1.2 million commercial real estate, which represent the guaranteed portion of the SBA loans originated and held for sale.

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

Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $13.1 million at September 30, 2019. The servicing asset has a carrying value of $196,000 and fair value of $276,000 at September 30, 2019. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets.

The following table presents an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2019:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Beginning balance	$156	$37
Servicing rights capitalized	44	169
Servicing rights amortized	(4)	(10)
Ending balance	$196	$196

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

New Accounting Standards

Accounting Standards Adopted During 2019

Effective January 1, 2019, the following new Accounting Standards Updates (ASU) were adopted by the Company:

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

ASU 2017-12

"Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 was issued to ease the burden associated with assessing hedge effectiveness and to promote better financial statement alignment of the recognition and presentation of the effects of the hedging instrument and the hedged item. This guidance requires entities to present the earnings effect of the hedging instrument in the same income statement line item with the earnings effect on the hedged item. In October 2018, FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financial Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU 2018-16 was issued to expand the list of benchmark interest rates for hedge accounting. The effective date for the amendment is the same as the effective date for ASU 2017-12. For public business entities, ASU 2017-12 was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 and ASU 2018-16 did not have any impact on the Consolidated Financial Statements.

ASU 2017-04

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: The objective of this guidance is to simplify an entity’s required test for impairment of goodwill by eliminating Step 2 from the goodwill impairment test by permitting the entity to complete a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Under this Update, an entity should perform its annual or quarterly goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and record an impairment charge for the excess of the carrying amount over the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit and the entity must consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is effective for a public business entity that is an SEC filer for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 as of June 30, 2019 and completed a qualitative assessment to support its conclusion that goodwill was not impaired at the reporting date.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Accounting Standards Issued But Not Yet Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU changes the methodology for measuring credit losses on financial instruments measured at amortized cost to a current expected loss (“CECL”) model. Under the CECL model, entities will estimate credit losses over the entire contractual term of a financial instrument from the date of initial recognition of the instrument. The ASU also changes the existing impairment model for available-for-sale debt securities. In cases where there is neither the intent nor a more-likely-than-not requirement to sell the debt security, an entity will record credit losses as an allowance rather than a direct write-down of the amortized cost basis. Additionally, ASU 2016-13 notes that credit losses related to available-for-sale debt securities and purchased credit impaired loans should be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. In October 2019, the FASB voted to approve amendments to the effective date of ASC 326 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The amendment is expected to delay the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a small reporting company, the delay will be applicable to the Company. The final ASU is expected to be issued in November 2019. Management is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.

ASU 2018-13

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements. This ASU removes requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 clarifies that disclosure regarding measurement uncertainty is intended to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 adds certain disclosure requirements, including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The amendments related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively, while all other amendments should be applied retrospectively for all periods presented upon their effective date. Management is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 3: Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at September 30, 2019 and December 31, 2018 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2019:
U. S. Government agency mortgage-backed securities	$18,137	$102	$(56)	$18,183
Corporate bonds	18,019	62	(1,218)	16,863
Subordinated notes	8,018	174	-	8,192
SBA loan pools	5,369	-	(49)	5,320
U.S. Treasury notes	1,496	3	-	1,499
	$51,039	$341	$(1,323)	$50,057

December 31, 2018:
U. S. Government agency mortgage-backed securities	$20,626	$43	$(196)	$20,473
Corporate bonds	14,000	-	(1,026)	12,974
Subordinated notes	4,500	64	-	4,564
U.S. Treasury notes	1,484	1	-	1,485
	$40,610	$108	$(1,222)	$39,496

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of September 30, 2019 and December 31, 2018:

(In thousands)	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
September 30, 2019:
U. S. Government agency mortgage-backed securities	$125	$-	$4,046	$(56)	$4,171	$(56)
Corporate bonds	-	-	12,782	(1,218)	12,782	(1,218)
SBA loan pools	5,320	(49)	-	-	5,320	(49)
	$5,445	$(49)	$16,828	$(1,274)	$22,273	$(1,323)

December 31, 2018:
U. S. Government agency mortgage-backed securities	$8,024	$(38)	$5,422	$(158)	$13,446	$(196)
Corporate bonds	-	-	12,974	(1,026)	12,974	(1,026)
	$8,024	$(38)	$18,396	$(1,184)	$26,420	$(1,222)

At September 30, 2019 and December 31, 2018, 13 of 25 and 10 of 16 available-for-sale securities had unrealized losses with an aggregate decline of 5.6% and 4.4% from the amortized cost of those securities, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute an other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. SBA government guaranteed loan pools securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of September 30, 2019.

At September 30, 2019 and December 31, 2018, available-for-sale securities of $5.0 million and $7.0 million were pledged primarily to secure municipal deposits, respectively. As of September 30, 2019 and December 31, 2018, $5.0 million and $5.5 million were pledged to the FRB of New York, and $0 and $1.5 million were pledged to the St. Louis Fed, respectively.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at September 30, 2019 and December 31, 2018. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
September 30, 2019:
Corporate bonds	$4,019	$14,000	$-	$18,019	$4,081	$12,782	$-	$16,863
Subordinated notes	1,407	6,611	-	8,018	1,426	6,766	-	8,192
SBA loan pools	-	5,369	-	5,369	-	5,320	-	5,320
U.S. Treasury notes	1,496	-	-	1,496	1,499	-	-	1,499
Available-for-sale securities with stated maturity dates	6,922	25,980	-	32,902	7,006	24,868	-	31,874
U. S. Government agency mortgage-backed securities	8,805	2,177	7,155	18,137	8,813	2,137	7,233	18,183
	$15,727	$28,157	$7,155	$51,039	$15,819	$27,005	$7,233	$50,057

December 31, 2018:
Corporate bonds	$-	$9,000	$5,000	$14,000	$-	$8,537	$4,437	$12,974
Subordinated notes	-	4,500	-	4,500	-	4,564	-	4,564
U.S. Treasury notes	1,484	-	-	1,484	1,485	-	-	1,485
Available-for-sale securities with stated maturity dates	1,484	13,500	5,000	19,984	1,485	13,101	4,437	19,023
U. S. Government agency mortgage-backed securities	6,842	5,668	8,116	20,626	6,844	5,530	8,099	20,473
	$8,326	$19,168	$13,116	$40,610	$8,329	$18,631	$12,536	$39,496

During the nine-month period ended September 30, 2019, the Bank purchased $3.5 million subordinated notes and $4.0 million corporate bonds, and $5.5 million SBA government guaranteed loan pools. There were no sales of the Bank’s available-for-sale securities in the nine-month period ended September 30, 2019. During the year to date period ended September 30, 2018, the Bank purchased $15.6 million U.S. Government agency mortgage-backed securities, $1.5 million U.S. Treasury notes, and $35.5 million securities acquired in the transaction with Prime Bank. The Prime Bank securities were sold at the fair value at acquisition date with no recorded gain or loss.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 4: Loans Receivable and Allowance for Loan and Lease Losses

As of September 30, 2019 and December 31, 2018, loans receivable, net, consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Loan portfolio segment:
Commercial Real Estate	$299,605	$274,938
Residential Real Estate	163,546	157,300
Commercial and Industrial	186,795	191,852
Consumer and Other	93,467	94,569
Construction	44,349	46,040
Construction to Permanent - CRE	12,552	15,677
Loans receivable, gross	800,314	780,376
Allowance for loan and lease losses	(8,405)	(7,609)
Loans receivable, net	$791,909	$772,767

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

In connection with the Prime Bank merger in May 2018, loans were acquired. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which was accounted for in accordance with ASC 310-30. The purchased credit impaired (“PCI”) loans presently maintain a carrying value of $182,000 as of September 30, 2019. The loans were evaluated for impairment through the periodic reforecasting of expected cash flows.

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

A summary of changes in the accretable discount for PCI loans for the three and nine months ended September 30, 2019 follows:

(In thousands)	For the three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019

Accretable discount, beginning of period	$(201)	$(792)
Accretion	9	43
Other changes, net	141	698
Accretable discount, end of period	$(51)	$(51)

The accretion of the accretable discount for PCI loans for the three and nine months ended September 30, 2019 was $9,000 and $43,000, respectively. The other changes represent primarily loans that were either fully paid-off or totally charged off in 2019.

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

During the three and nine months ended September 30, 2019, Patriot purchased $4.6 million and $20.9 million of residential real estate loans, respectively. $16.4 million residential real estate loans were purchased during the three and nine months ended September 30, 2018.

Commercial and Industrial Loans

Patriot’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are generally for the financing of accounts receivable, purchases of inventory, purchases of new or used equipment, or for other short- or long-term working capital purposes. These loans are generally secured by business assets but are also occasionally offered on an unsecured basis. In granting these types of loans, Patriot considers the borrower’s cash flow as the primary source of repayment, supported by the value of collateral, if any, and personal guarantees, as applicable. Repayment of commercial and industrial loans may be negatively impacted by adverse changes in economic conditions, ineffective management, claims on the borrower’s assets by others that are superior to Patriot’s claims, a loss of demand for the borrower’s products or services, or the death or disability of the borrower or other key management personnel.

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

Patriot purchased $0 and $7.3 million education loans during the three and nine months ended September 30, 2019, respectively. $21.4 million education loans or other consumer loans were purchased during the three and nine months ended September 30, 2018.

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

Construction to Permanent - Commercial Real Estate (“CRE”)

Loans in this category represent a one-time close of a construction facility with simultaneous conversion to an amortizing mortgage loan. Construction to Permanent loans combine a short term period similar to a  construction loan, generally with a variable rate, and a longer term CRE loan typically 20-25 years, resetting every five years to the Federal Home Loan Bank (“FHLB”) rate.

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

SBA Loans

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75 percent of the principal balance. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for the three months ended September 30, 2019 and 2018:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three months ended September 30, 2019
Allowance for loan and lease losses:
June 30, 2019	$1,978	$936	$4,208	$664	$467	$105	$100	$8,458
Charge-offs	-	(105)	(74)	(103)	-	-	-	(282)
Recoveries	-	9	117	3	-	-	-	129
Provisions (credits)	111	125	104	(196)	(19)	10	(35)	100
September 30, 2019	$2,089	$965	$4,355	$368	$448	$115	$65	$8,405

Three months ended September 30, 2018
Allowance for loan and lease losses:
June 30, 2018	$2,305	$1,096	$1,996	$523	$499	$80	$26	$6,525
Charge-offs	-	(2)	-	(3)	-	-	-	(5)
Recoveries	24	11	-	-	-	-	-	35
Provisions (credits)	(566)	(240)	245	150	181	20	260	50
September 30, 2018	$1,763	$865	$2,241	$670	$680	$100	$286	$6,605

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for the nine months ended September 30, 2019 and 2018:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Nine months ended September 30, 2019
Allowance for loan and lease losses:
December 31, 2018	$1,866	$1,059	$3,558	$641	$350	$108	$27	$7,609
Charge-offs	-	(117)	(2,366)	(106)	-	-	-	(2,589)
Recoveries	2	9	164	8	-	-	-	183
Provisions (credits)	221	14	2,999	(175)	98	7	38	3,202
September 30, 2019	$2,089	$965	$4,355	$368	$448	$115	$65	$8,405

Nine months ended September 30, 2018
Allowance for loan and lease losses:
December 31, 2017	$2,212	$959	$2,023	$568	$481	$54	$-	$6,297
Charge-offs	-	(2)	-	(17)	-	-	-	(19)
Recoveries	30	12	-	-	-	-	-	42
Provisions (credits)	(479)	(104)	218	119	199	46	286	285
September 30, 2018	$1,763	$865	$2,241	$670	$680	$100	$286	$6,605

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of September 30, 2019 and December 31, 2018:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
September 30, 2019
Allowance for loan and lease losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	2,089	965	4,355	368	448	115	65	8,405
Total allowance for loan losses	$2,089	$965	$4,355	$368	$448	$115	$65	$8,405

Loans receivable, gross:
Individually evaluated for impairment	$13,989	$3,640	$2,222	$916	$-	$-	$-	$20,767
PCI loans individually evaluated for impairment	-	-	182	-	-	-	-	182
Collectively evaluated for impairment	285,616	159,906	184,391	92,551	44,349	12,552	-	779,365
Total loans receivable, gross	$299,605	$163,546	$186,795	$93,467	$44,349	$12,552	$-	$800,314

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2018
Allowance for loan and lease losses:
Individually evaluated for impairment	$-	$216	$1,299	$30	$-	$-	$-	$1,545
Collectively evaluated for impairment	1,866	843	2,259	611	350	108	27	6,064
Total allowance for loan losses	$1,866	$1,059	$3,558	$641	$350	$108	$27	$7,609

Loans receivable, gross:
Individually evaluated for impairment	$4,606	$2,302	$4,646	$864	$8,800	$-	$-	$21,218
PCI loans individually evaluated for impairment	-	-	615	-	-	-	-	615
Collectively evaluated for impairment	270,332	154,998	186,591	93,705	37,240	15,677	-	758,543
Total loans receivable, gross	$274,938	$157,300	$191,852	$94,569	$46,040	$15,677	$-	$780,376

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Additionally, Patriot retains an independent third-party loan review expert to perform a quarterly analysis of the results of its risk rating process. The quarterly review is based on a randomly selected sample of loans within established parameters (e.g., value, concentration), in order to assess and validate the risk ratings assigned to individual loans. Any changes to the assigned risk ratings, based on the quarterly review, are required to be approved by the Loan Committee.

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

Charge-offs of loans that are solely collateral dependent, to reduce the loan to its recoverable value, generally occur immediately upon confirmation of the partial loss amount. Loans that are cash flow dependent are modeled to reflect the expected cash flows through expected loan maturity, including any proceeds from refinancing or principal curtailment. A specific reserve is established for the amount by which the net investment in the loan exceeds the present value of discounted cash flows. Charge-offs on cash flow dependent loans also generally occur immediately upon confirmation of the partial loss amount.

If either type of loan is classified as “Loss”, meaning full loss on the loan is expected, the full balance of the loan receivable is charged off, regardless of the potential recovery from a sale of the underlying collateral. Any amount that may be recovered on the sale of collateral underlying a loan is recognized as a “recovery” in the period in which the collateral is sold. In accordance with Federal Financial Institutions Examination Council published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” and “Closed-end” credits are charged off when 180 days and 120 days delinquent, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of September 30, 2019.

(In thousands)	Performing (Accruing) Loans
As of September 30, 2019:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	$-	$-	$-	$279,713	$279,713	$-	$279,713
Special mention	-	-	-	-	797	797	-	797
Substandard	367	-	-	367	5,812	6,179	12,916	19,095
	367	-	-	367	286,322	286,689	12,916	299,605
Residential Real Estate:
Pass	698	-	-	698	157,777	158,475	-	158,475
Special mention	-	-	-	-	-	-	-	-
Substandard	1,456	-	-	1,456	372	1,828	3,243	5,071
	2,154	-	-	2,154	158,149	160,303	3,243	163,546
Commercial and Industrial:
Pass	448	23	-	471	174,414	174,885	-	174,885
Special mention	-	-	-	-	1,144	1,144	-	1,144
Substandard	646	-	-	646	7,861	8,507	2,259	10,766
	1,094	23	-	1,117	183,419	184,536	2,259	186,795
Consumer and Other:
Pass	21	-	7	28	92,674	92,702	-	92,702
Substandard	-	-	-	-	-	-	765	765
	21	-	7	28	92,674	92,702	765	93,467
Construction:
Pass	-	-	-	-	44,349	44,349	-	44,349
	-	-	-	-	44,349	44,349	-	44,349
Construction to Permanent - CRE:
Pass	-	-	-	-	12,552	12,552	-	12,552
	-	-	-	-	12,552	12,552	-	12,552

Total	$3,636	$23	$7	$3,666	$777,465	$781,131	$19,183	$800,314

Loans receivable, gross:
Pass	$1,167	$23	$7	$1,197	$761,479	$762,676	$-	$762,676
Special mention	-	-	-	-	1,941	1,941	-	1,941
Substandard	2,469	-	-	2,469	14,045	16,514	19,183	35,697
Loans receivable, gross	$3,636	$23	$7	$3,666	$777,465	$781,131	$19,183	$800,314

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize performing and non-performing loans (i.e., non-accruing) receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2018.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2018:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$423	$-	$-	$423	$262,435	$262,858	$-	$262,858
Special mention	-	-	958	958	2,673	3,631	-	3,631
Substandard	170	-	-	170	4,754	4,924	3,525	8,449
	593	-	958	1,551	269,862	271,413	3,525	274,938
Residential Real Estate:
Pass	637	817	-	1,454	151,509	152,963	-	152,963
Special mention	-	-	-	-	850	850	-	850
Substandard	-	-	-	-	1,481	1,481	2,006	3,487
	637	817	-	1,454	153,840	155,294	2,006	157,300
Commercial and Industrial:
Pass	150	853	234	1,237	180,293	181,530	-	181,530
Special mention	-	-	101	101	2,378	2,479	-	2,479
Substandard	-	-	-	-	3,162	3,162	4,681	7,843
	150	853	335	1,338	185,833	187,171	4,681	191,852
Consumer and Other:
Pass	20	-	23	43	94,352	94,395	-	94,395
Substandard	-	-	-	-	-	-	174	174
	20	-	23	43	94,352	94,395	174	94,569
Construction:
Pass	-	1,000	-	1,000	36,240	37,240	-	37,240
Substandard	-	-	-	-	-	-	8,800	8,800
	-	1,000	-	1,000	36,240	37,240	8,800	46,040
Construction to Permanent - CRE:
Pass	-	-	-	-	15,677	15,677	-	15,677
	-	-	-	-	15,677	15,677	-	15,677

Total	$1,400	$2,670	$1,316	$5,386	$755,804	$761,190	$19,186	$780,376

Loans receivable, gross:
Pass	$1,230	$2,670	$257	$4,157	$740,506	$744,663	$-	$744,663
Special mention	-	-	1,059	1,059	5,901	6,960	-	6,960
Substandard	170	-	-	170	9,397	9,567	19,186	28,753
Loans receivable, gross	$1,400	$2,670	$1,316	$5,386	$755,804	$761,190	$19,186	$780,376

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of September 30, 2019 and December 31, 2018:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of September 30, 2019:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$1,548	$537	$2,031	$4,116	$8,800	$12,916
Residential Real Estate:
Substandard	-	60	1,818	1,878	1,365	3,243
Commercial and Industrial:
Substandard	-	31	2,228	2,259	-	2,259
Consumer and Other:
Substandard	33	-	117	150	615	765
Construction:
Substandard	-	-	-	-	-	-
Total non-accruing loans	$1,581	$628	$6,194	$8,403	$10,780	$19,183

As of December 31, 2018:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$1,580	$-	$1,945	$3,525	$-	$3,525
Residential Real Estate:
Substandard	-	-	2,006	2,006	-	2,006
Commercial and Industrial:
Substandard	-	15	3,941	3,956	725	4,681
Consumer and Other:
Substandard	-	86	11	97	77	174
Construction:
Substandard	-	-	8,800	8,800	-	8,800
Total non-accruing loans	$1,580	$101	$16,703	$18,384	$802	$19,186

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $134,000 and $271,000 would have been recognized during the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, additional interest income of approximately $85,000 and $266,000 would have been recognized in income, respectively.

Interest income collected and recognized on non-accruing loans for the three and nine months ended September 30, 2019 was $129,000 and $474,000, respectively. No interest income was collected and recognized on non-accruing loans during the three and nine months ended September 30, 2018.

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

Substantially all TDR loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below market rate, an extension of the term of the loan, or a combination of adjusting these two contractual attributes. TDR loan modifications may also result in the forgiveness of principal or accrued interest. In addition, when modifying commercial loans, Patriot frequently obtains additional collateral or guarantor support. If the borrower has performed under the existing contractual terms of the loan and Patriot’s underwriters determine that the borrower has the capacity to continue to perform under the terms of the TDR, the loan continues accruing interest. Non-accruing TDRs may be returned to accrual status when there has been a sustained period of performance (generally six consecutive months of payments) and both principal and interest are reasonably assured of collection.

The recorded investment in TDRs was $11.0 million at September 30, 2019 and $2.1 million at December 31, 2018.

(In thousands)	September 30, 2019		December 31, 2018
Loan portfolio segment:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Real Estate	3	$9,984	1	$1,081
Residential Real Estate	1	286	1	296
Consumer and Other	2	688	2	689
Total TDR Loans	6	10,958	4	2,066
Less:
TDRs included in non-accrual loans	2	(9,338)	-	-
Total accrual TDR Loans	4	$1,620	4	$2,066

During the three months ended September 30, 2019 and 2018, no loans were modified as TDR. The following loans were modified as TDR during the nine months ended September 30, 2019 and 2018.

			Outstanding Recorded Investment
(In thousands)	Number of Loans		Pre-Modification		Post-Modification
Nine Months Ended September 30,	2019	2018	2019	2018	2019	2018
Loan portfolio segment:
Commercial Real Estate	2	-	$8,912	$-	$8,911	$-
Total TDR Loans	2	-	$8,912	$-	$8,911	$-

The following table provides information on how loans were modified as TDRs during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018

Rate reduction	$-	$-	$111	$-
Maturity and rate reduction	-	-	8,800	-
Total	$-	$-	$8,911	$-

The loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, extending the interest-only payment period, or substituting or adding a co-borrower or guarantor. There were no loans modified as TDRs and no defaults of TDRs during the three and nine months ended September 30, 2018. At September 30, 2019 and December 31, 2018, there were no commitments to advance additional funds under TDRs.

The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of September 30, 2019 and December 31, 2018, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $20.8 million and $21.2 million, respectively, were identified, for which $0 and $1.5 million specific reserves were established, respectively. Loans not requiring specific reserves had sufficient collateral values, less costs to sell, supporting the net investment in the loan which includes principal balance, unamortized fees and costs and accrued interest, if any. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At September 30, 2019 and December 31, 2018, exposure to the impaired loans was related to 29 and 25 borrowers, respectively. In all cases, appraisal reports of the underlying collateral, if any, have been obtained from independent licensed appraisal firms for loans considered to be collateral dependent. For non-performing loans, the independently determined appraised values were reduced by an estimate of the costs to sell the assets, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value.

In addition, the remaining $182,000 PCI loans acquired from Prime Bank acquisition were commercial and industrial loans. The PCI loans were originally recorded at fair value by the Bank on the date of acquisition. At September 30, 2019, those loans were considered individually evaluated for impairment, with no allowance recorded.

The following table reflects information about the impaired loans, excluding PCI loans, by class as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019			December 31, 2018
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$13,989	$14,057	$-	$4,606	$5,109	$-
Residential Real Estate	3,640	3,640	-	670	703	-
Commercial and Industrial	2,222	2,228	-	488	1,281	-
Consumer and Other	916	975	-	827	867	-
Construction	-	-	-	8,800	8,839	-
	20,767	20,900	-	15,391	16,799	-

With a related allowance recorded:
Residential Real Estate	-	-	-	1,632	1,632	216
Commercial and Industrial	-	-	-	4,158	4,208	1,299
Consumer and Other	-	-	-	37	37	30
	-	-	-	5,827	5,877	1,545

Impaired Loans, Total:
Commercial Real Estate	13,989	14,057	-	4,606	5,109	-
Residential Real Estate	3,640	3,640	-	2,302	2,335	216
Commercial and Industrial	2,222	2,228	-	4,646	5,489	1,299
Consumer and Other	916	975	-	864	904	30
Construction	-	-	-	8,800	8,839	-
Impaired Loans, Total	$20,767	$20,900	$-	$21,218	$22,676	$1,545

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables summarize additional information regarding impaired loans, excluding PCI loans, by class for the three and nine months ended September 30, 2019 and 2018.

(In thousands)	Three Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$13,579	$164	$4,062	$21
Residential Real Estate	3,696	37	3,523	3
Commercial and Industrial	2,656	39	1,018	-
Consumer and Other	978	12	771	8
	20,909	252	9,374	32
With a related allowance recorded:
Commercial and Industrial	-	-	45	-
Consumer and Other	-	-	5	-
	-	-	50	-
Impaired Loans, Total:
Commercial Real Estate	13,579	164	4,062	21
Residential Real Estate	3,696	37	3,523	3
Commercial and Industrial	2,656	39	1,063	-
Consumer and Other	978	12	776	8
Impaired Loans, Total	$20,909	$252	$9,424	$32

(In thousands)	Nine Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$9,654	$324	$3,157	$70
Residential Real Estate	2,202	28	3,451	8
Commercial and Industrial	1,684	99	948	-
Consumer and Other	897	108	739	23
Construction	5,280	150	-	-
	19,717	709	8,295	101
With a related allowance recorded:
Commercial Real Estate	275	-	-	-
Residential Real Estate	1,237	-	-	-
Commercial and Industrial	2,228	-	185	-
Consumer and Other	23	-	4	-
	3,763	-	189	-
Impaired Loans, Total:
Commercial Real Estate	9,929	324	3,157	70
Residential Real Estate	3,439	28	3,451	8
Commercial and Industrial	3,912	99	1,133	-
Consumer and Other	920	108	743	23
Construction	5,280	150	-	-
Impaired Loans, Total	$23,480	$709	$8,484	$101

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 5: Goodwill and Other Intangible Assets

On May 10, 2018 the Company completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT. The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.

The assets acquired and liabilities assumed from Prime Bank were recorded at their fair value as of the closing date of the acquisition. Goodwill of $2.1 million was recorded at the time of the acquisition, and was adjusted to $1.7 million as of December 31, 2018, primarily due to updating of fair value of the core deposit intangible and adjustment of cash and contingent consideration. The goodwill was further adjusted to $1.1 million as a result of reducing the estimated amount to be paid pursuant to certain problem loans pending resolution by $621,000 as of May 10, 2019. There were no income statement effects resulting from the recorded measurement period adjustments for the three and nine months ended September 30, 2019. The goodwill is all deductible for income taxes over 15 years.

Goodwill is evaluated for impairment annually or whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors, supply costs, unanticipated competitive activities, and acts by governments and courts. The Company reported a net loss of $1.3 million for the first half of 2019, which was primarily associated with a $2.3 million charge-off on a single commercial loan. Due to this triggering event, the Company performed an interim goodwill test as of June 30, 2019. The Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.

After completing our impairment review for the reporting unit during the second quarter of 2019, the qualitative assessment concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, and goodwill was not impaired as of June 30, 2019. The Company did not perform an interim goodwill test in the third quarter of 2019 as no events occurred which would trigger an impairment assessment. The Company will perform a quantitative assessment as of October 31, 2019, the Company’s annual goodwill impairment measurement date.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 6: Deposits

The following table presents the balance of deposits held, by category as of September 30, 2019 and December 31, 2018.

(In thousands)	September 30, 2019	December 31, 2018

Non-interest bearing	$80,772	$84,471
Interest bearing:
NOW	23,675	26,100
Savings	57,390	81,912
Money market	125,934	85,197
Certificates of deposit, less than $250,000	207,361	203,683
Certificates of deposit, $250,000 or greater	70,295	78,318
Brokered deposits	196,629	183,600
Interest bearing, Total	681,284	658,810

Total Deposits	$762,056	$743,281

As of September 30, 2019, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$177,817	$61,410	$173,179	$412,406
More than 1 year through 2 years	24,661	7,023	17,853	49,537
More than 2 years through 3 years	4,199	1,028	4,848	10,075
More than 3 years through 4 years	268	584	499	1,351
More than 4 years through 5 years	416	250	250	916
	$207,361	$70,295	$196,629	$474,285

Note 7: Share-Based Compensation and Employee Benefit Plan

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice has been to grant RSAs. As of September 30, 2019 and December 31, 2018, there were no options or phantom stock units outstanding, or that have been exercised during the period then ended.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain limitations. As of September 30, 2019, 2,860,438 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares as of September 30, 2019 and 2018 and changes therein during the periods indicated:

Three months ended September 30, 2019:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2019	29,529	$13.94
Vested	(2,392)	$17.11
Unvested at September 30, 2019	27,137	$13.66

Nine months ended September 30, 2019:
Unvested at December 31, 2018	31,790	$14.06
Granted	9,675	$15.52
Vested	(14,328)	$15.79
Unvested at September 30, 2019	27,137	$13.66

Three months ended September 30, 2018:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2018	38,086	$14.57
Vested	(2,388)	$16.24
Forfeited	(200)	$15.50
Unvested at September 30, 2018	35,498	$14.46

Nine months ended September 30, 2018:
Unvested at December 31, 2017	25,870	$12.15
Granted	18,323	$18.07
Vested	(7,291)	$15.36
Forfeited	(1,404)	$14.44
Unvested at September 30, 2018	35,498	$14.46

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

For the three and nine months ended September 30, 2019, the Company recognized total share-based compensation expense of $59,000 and $162,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $31,000 and $87,000, for the three and nine months ended September 30, 2019, respectively. Included in share-based compensation expense for the three and nine months ended September 30, 2019, were $28,000 and $75,000 attributable to Patriot’s external directors, who received total compensation of $153,000 and $423,000 for each of those periods, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Operations.

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

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of September 30, 2019 amounted to $359,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.29 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

RSA Grant - Non-executive Employees

All remaining RSA shares vested fully on January 4, 2019. No granted RSA shares to non-executive employees were forfeited in 2019. During the three and nine months ended September 30, 2018, 200 and 300 granted shares, respectively, were forfeited.

Dividends

On July 17, 2017, the Company announced its intention to make quarterly cash dividend payments. For the three and nine months ended September 30, 2019, the Company paid cash dividends of $.01 per share of common stock, or an aggregate of $39,000 and $116,000, respectively. The aggregate cash dividend payments were $39,000 and $116,000, respectively during the three and nine months ended September 30, 2018.

Retirement Plan

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent of an employee's annual compensation. During the three and nine months ended September 30, 2019 compensation expense under the 401K aggregated $53,000 and $195,000, respectively. During the three and nine months ended September 30, 2018 compensation expense under the 401K aggregated $38,000 and $154,000, respectively.

Note 8: Earnings per share

The Company is required to present basic earnings per share and diluted earnings per share in its Consolidated Statements of Operations. Basic earnings per share amounts are computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding unvested RSAs granted to directors and employees. The dilutive effect resulting from these potential shares is determined using the treasury stock method. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted earnings per share.

The following table summarizes the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

(Net income in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019		2018	2019	2018
Basis (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$27		$769	$(1,305)	$2,870
Divided by:
Weighted average shares outstanding	3,922,783		3,904,751	3,920,678	3,903,056

Basic (loss) earnings per common share	$0.01		$0.20	$(0.33)	$0.74

Diluted (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$27		$769	$(1,305)	$2,870

Weighted average shares outstanding	3,922,783		3,904,751	3,920,678	3,903,056

Effect of potentially dilutive restricted common shares	-	(1)	14,067	- (2)	17,974

Divided by:
Weighted average diluted shares outstanding	3,922,783		3,918,818	3,920,678	3,921,030

Diluted (loss) earnings per common share	$0.01		$0.20	$(0.33)	$0.73

(1)	The weighted average diluted shares outstanding does not include 417 anti-dilutive restricted common shares for the three months ended September 30, 2019.
(2)	The weighted average diluted shares outstanding does not include 151 anti-dilutive restricted common shares for the nine months ended September 30, 2019.

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

Financial instruments with credit risk at September 30, 2019 are as follows:

(In thousands)	As of September 30, 2019
Commitments to extend credit:
Unused lines of credit	$70,313
Undisbursed construction loans	20,093
Home equity lines of credit	18,906
Future loan commitments	22,924
Financial standby letters of credit	793
$133,029

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a $8,000 reserve for credit loss as of September 30, 2019, which is included in accrued expenses and other liabilities.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

Note 10: Regulatory and Operational Matters

In November 2018, the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”).  Pursuant to the terms of the Agreement, the Bank has appointed a Compliance Committee of three independent outside directors and one member of management responsible for monitoring adherence to the Agreement and has appointed a Lead Independent Director.

The Agreement states that by December 31, 2018 the Board and Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the allowance for loan and lease losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement the Bank also agreed to provide a revised written 3-year strategic and capital plan for the Bank by December 31, 2018.  To date, the Bank has addressed each of the items in accordance with the Agreement and continues to work collaboratively with the OCC and intends to fully resolve all matters to the full satisfaction of the OCC. Further details pertaining to the Agreement were provided in Part II Item 9B: Other information included on the Annual Report on Form 10-K for the year ended December 31, 2018.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The Company’s and the Bank’s regulatory capital amounts and ratios at September 30, 2019 and December 31, 2018 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	$89,710	10.539	$90,722	10.452	$100,112	11.812	$99,341	11.500
To be Well Capitalized(1)	-	-	-	-	84,756	10.000	86,384	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	88,993	10.500	85,304	9.875
For capital adequacy	68,096	8.000	69,441	8.000	67,805	8.000	69,107	8.000

Tier 1 Capital (to risk weighted assets):
Actual	71,294	8.376	73,101	8.422	91,696	10.819	91,720	10.618
To be Well Capitalized(1)	-	-	-	-	67,805	8.000	69,107	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	72,042	8.500	68,027	7.875
For capital adequacy	51,072	6.000	52,081	6.000	50,853	6.000	51,830	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	63,294	7.436	65,101	7.500	91,696	10.819	91,720	10.618
To be Well Capitalized(1)	-	-	-	-	55,091	6.500	56,149	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	59,329	7.000	55,069	6.375
For capital adequacy	38,304	4.500	39,061	4.500	38,140	4.500	38,873	4.500

Tier 1 Leverage Capital (to average assets):
Actual	71,294	7.363	73,101	7.842	91,696	9.469	91,720	9.838
To be Well Capitalized(1)	-	-	-	-	48,418	5.000	46,617	5.000
For capital adequacy	38,728	4.000	37,288	4.000	38,735	4.000	37,294	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.

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

The capital buffer requirement was phased in over three years beginning in 2016. The 1.875% capital conversation buffer for 2018 has been included in the minimum capital adequacy ratios in the 2018 column in the table above. The capital conversation buffer increased to 2.5% for 2019, which has been included in the minimum capital adequacy ratios in the 2019 column above.

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. Management believes that, as of September 30, 2019, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.45 million. This investment is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both December 31, 2018 and 2017. The remaining balance in other investments is a $513,000 time deposit that matured on October 6, 2019, which was carried at cost, which approximates fair value due to its short-term nature.

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

SBA Loans Held for Sale

The fair value of SBA loans held for sale is estimated by using a market approach that includes prices for loans sold awaiting settlement and other observable inputs. The Company has determined that the inputs used to value the SBA loans held for sale fall within Level 2 of the fair value hierarchy.

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

Derivative asset (liability) - Interest Rate Swaps

The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of September 30, 2019 and December 31, 2018:

(In thousands)		September 30, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$3,157	$3,157	$7,381	$7,381
Interest-bearing deposits due from banks	Level 1	46,844	46,844	59,056	59,056
U. S. Government agency mortgage-backed securities	Level 2	18,183	18,183	20,473	20,473
Corporate bonds	Level 2	16,863	16,863	12,974	12,974
Subordinated notes	Level 2	8,192	8,192	4,564	4,564
SBA loan pools	Level 2	5,320	5,320	-	-
U.S. Treasury notes	Level 2	1,499	1,499	1,485	1,485
Other investments	Level 2	4,963	4,963	4,963	4,963
Federal Reserve Bank stock	Level 2	2,889	2,889	2,866	2,866
Federal Home Loan Bank stock	Level 2	4,477	4,477	4,928	4,928
Loans receivable, net	Level 3	791,909	782,220	772,767	762,581
SBA loans held for sale	Level 2	4,103	4,480	-	-
SBA servicing assets	Level 3	196	276	37	37
Accrued interest receivable	Level 2	3,538	3,538	3,766	3,766
Interest rate swap receivable	Level 2	874	874	286	286

Financial assets, total		$913,007	$903,775	$895,546	$885,360

Financial Liabilities:
Demand deposits	Level 2	$80,772	$80,772	$84,471	$84,471
Savings deposits	Level 2	57,390	57,390	81,912	81,912
Money market deposits	Level 2	125,934	125,934	85,197	85,197
NOW accounts	Level 2	23,675	23,675	26,100	26,100
Time deposits	Level 2	277,656	278,452	282,001	280,538
Brokered deposits	Level 1	196,629	197,053	183,600	183,120
FHLB borrowings	Level 2	100,000	104,559	100,000	101,369
Senior notes	Level 2	11,834	11,698	11,778	11,293
Subordinated debt	Level 2	9,745	9,776	9,723	9,348
Junior subordinated debt owed to unconsolidated trust	Level 2	8,100	8,100	8,094	8,094
Note payable	Level 3	1,242	1,187	1,388	1,239
Accrued interest payable	Level 2	1,995	1,995	1,605	1,605
Contingent consideration liability	Level 3	86	86	707	707
Interest rate swap liability	Level 2	874	874	286	286

Financial liabilities, total		$895,932	$901,551	$876,862	$875,279

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of September 30, 2019 and December 31, 2018:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2019:
U. S. Government agency mortgage-backed securities	$-	$18,183	$-	$18,183
Corporate bonds	-	16,863	-	16,863
Subordinated notes	-	8,192	-	8,192
SBA loan pools	-	5,320	-	5,320
U.S. Treasury notes	-	1,499	-	1,499
Available-for-sale securities	$-	$50,057	$-	$50,057

Impaired PCI Loans, net	$-	$-	$182	$182

Contingent consideration liability	$-	$-	$86	$86

Interest rate swap receivable	$-	$874	$-	$874

Interest rate swap liability	$-	$874	$-	$874

December 31, 2018:
U. S. Government agency mortgage-backed securities	$-	$20,473	$-	$20,473
Corporate bonds	-	12,974	-	12,974
Subordinated notes	-	4,564	-	4,564
U.S. Treasury notes	-	1,485	-	1,485
Available-for-sale securities	$-	$39,496	$-	$39,496

Impaired PCI Loans, net	$-	$-	$615	$615

Contingent consideration liability	$-	$-	$707	$707

Interest rate swap receivable	$-	$286	$-	$286

Interest rate swap liability	$-	$286	$-	$286

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

During the three and nine months ended September 30, 2019, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2019:
Impaired loans, net	$20,767	Real Estate Appraisals	Discount for appraisal type	8%	-	20%

Other Real Estate Owned	2,400	Real Estate Appraisals	Discount for appraisal type		14%

SBA servicing assets	276	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2018:
Impaired loans, net	$19,673	Real Estate Appraisals	Discount for appraisal type	8%	-	21%

Other Real Estate Owned	2,945	Real Estate Appraisals	Discount for appraisal type		14%

SBA servicing assets	37	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

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

The estimated fair value amounts have been measured as of September 30, 2019 and December 31, 2018, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

Patriot entered the two initial interest rate swaps under the program in November 2018; and the two most recent swaps were entered into in May 2019. As of September 30, 2019 and December 31, 2018, Patriot had cash pledged for collateral on its interest rate swaps of $1.1 million and $300,000, respectively. This collateral is included in other assets on the Consolidated Balance Sheets.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate			Variable Rate	Fair Value
September 30, 2019:
Classified in Other Assets:
Customer interest rate swap	$6,444	10.5	4.38%	-	5.25%	1 Mo. LIBOR + 1.96%	$874

Classified in Other Liabilities:
3rd party interest rate swap	$6,444	10.5	4.38%	-	5.25%	1 Mo. LIBOR + 1.96%	$(874)

December 31, 2018:
Classified in Other Assets:
Customer interest rate swap	$5,000	10.5		5.25%		1 Mo. LIBOR + 1.96%	$286

Classified in Other Liabilities:
3rd party interest rate swap	$5,000	10.5		5.25%		1 Mo. LIBOR + 1.96%	$(286)

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

Patriot has nine non-cancelable operating leases, including four Bank branch locations and three for administrative and operational space, one ITM location, and one equipment lease. The leases expire on various dates through 2032 and some include renewal options. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. The last potential year the leases can be extended through 2037. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding lease liability. The Company has no finance leases (previously referred to as a capital lease).

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The following is a maturity analysis of the operating lease liabilities as of September 30, 2019:

(in thousands)	Operating lease
Years ending December 31,	Obligation
2019 (excluding the nine months ending September 30, 2019)	$134
2020	520
2021	532
2022	497
2023	463
Thereafter	1,907
Total undiscounted lease payments	4,053
Less imputed interest	(689)
Present value of operating lease liabilities	$3,364

Operating lease right-of-use asset	$3,267

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

Notes to consolidated financial statements (Unaudited)

	Three Months Ended	Nine Monthes Ended
	September 30, 2019	September 30, 2019
Lease cost
Operating lease cost	$128	$381
Short-term lease cost	33	79

Other information
Operating cash flows from operating leases	$113	$331

September 30, 2019
Weighted -average remaining lease term - operating leases (in years)	10
Weighted -average discount rate - operating leases	3.47%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in the Company’s public statements, including this one, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to: (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities; (2) the timing of repricing of the Company’s interest earning assets and interest bearing liabilities; (3) the effect of changes in governmental monetary policy; (4) the effect of changes in regulations applicable to the Company and the Bank and the conduct of its business; (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks; (6) the ability of competitors that are larger than the Company to provide products and services which it is impracticable for the Company to provide; (7) the state of the economy and real estate values in the Company’s market areas, and the consequent effect on the quality of the Company’s loans; (8) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company; (9) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company; (10) the application of generally accepted accounting principles, consistently applied; (11) the fact that one period of reported results may not be indicative of future periods; (12) the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities; and (13) other such factors, including risk factors, as may be described in the Company’s other filings with the SEC. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019 (the “2018 Form 10-K”) and the consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q.

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

Summary

The Company reported net income for the third quarter of 2019 of $27,000 ($0.01 basic and diluted earnings per share) compared to a net income of $769,000 ($0.20 basic and diluted earnings per share) for the third quarter of 2018. The income before income taxes was $35,000 for the three months period ended September 30, 2019, as compared to $1.0 million income before income taxes for the third quarter of 2018.

For the nine months ended September 30, 2019, the Company reported a net loss of $1.3 million ($0.33 basic and diluted loss per share) compared to net income of $2.9 million ($0.74 basic and $0.73 diluted earnings per share) for the nine months ended September 30, 2018, a decrease of $4.2 million. The decline in 2019 results was primarily due to a material increase in provision for loan losses to $2.9 million in the second quarter and $3.2 million in the year-to-date period primarily associated with a $2.3 million charge-off on a single commercial loan.

The results of the nine months ended September 30, 2019 were also impacted by a decline in net interest income due to higher retail deposit costs, a higher balance of non-accrual loans and the full year impact of subordinated debt issued in June 2018. The comparison to the prior year was also impacted by an increase in operating expenses. The expense increase was primarily associated with the build-up of our SBA business, expansion of deposit initiatives, and costs incurred in conjunction with enhancing processes, controls and documentation in response to the Formal Agreement with the OCC.

As previously disclosed, on March 30, 2019, the Company and Hana Small Business Lending Inc. mutually agreed to terminate the purchase agreement between the parties entered into in November 2018. The termination agreement provided for the release of escrowed funds back to the Company. The Company received the escrowed funds of $500,000 on May 9, 2019.

The Company expects operating results to build back up in future periods as it begins to see improvements in net interest and non-interest income associated with its investments in the expansion of its SBA business and deposit raising initiatives. The Company continues to work collaboratively with the OCC and intends to fully resolve all matters associated with the OCC Formal Agreement to the full satisfaction of the OCC.

Financial Condition

As of September 30, 2019, total assets increased to $972.0 million, as compared to $951.7 million at December 31, 2018. Net Loan portfolio increased $19.1 million or 2.5% from $772.8 million at December 31, 2018 to $791.9 million at September 30, 2019. Deposits increased to $762.1million at September 30, 2019, as compared to $743.3 million at December 31, 2018.

Equity decreased $1.1 million or 1.6%, from $69.3 million at December 31, 2018 to $68.2 million at September 30, 2019, primarily due to $1.3 million of net loss and $116,000 of common stock dividends, which was partially offset by $109,000 of investment portfolio unrealized gain and $162,000 of equity compensation for the nine months ended September 30, 2019.

Cash and Cash Equivalents

Cash and cash equivalents decreased $16.4 million, from $66.4 million at December 31, 2018 to $50.0 million at September 30, 2019. The decrease in the year-to-date September 30, 2019 was primarily attributable to $28.2 million cash used for loan purchases, which was partially offset by a $18.8 million cash increase in deposits. The Company’s liquidity position remains strong with liquid assets 10.3% of total assets at September 30, 2019.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(In thousands)	September 30,	December 31,	Increase / (Decrease)	Increase / (Decrease)
	2019	2018	($)	(%)
U. S. Government agency mortgage-backed securities	$18,183	$20,473	$(2,290)	-11.19%
Corporate bonds	16,863	12,974	3,889	29.98%
Subordinated notes	8,192	4,564	3,628	79.49%
SBA loan pools	5,320	-	5,320	100.00%
U.S. Treasury notes	1,499	1,485	14	0.94%
Total Available-for-Sale Securities	$50,057	$39,496	$10,561	26.74%

Available-for-sale securities increased $10.6 million or 26.7%, from $39.5 million at December 31, 2018 to $50.1 million at September 30, 2019. This increase was primarily attributable to the purchases of $4.0 million in corporate bonds, $3.5 million in subordinated notes and $5.5 million in SBA government guaranteed loan pools, which was offset by $2.6 million in repayments of principal on U.S. Government agency mortgage-backed securities. There were no sales of available-for sales securities in the nine months ended September 30, 2019.

Loans

The following table provides the composition of the Company’s loan portfolio as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$299,605	37.44%	$274,938	35.23%
Residential Real Estate	163,546	20.44%	157,300	20.16%
Commercial and Industrial	186,795	23.34%	191,852	24.58%
Consumer and Other	93,467	11.68%	94,569	12.12%
Construction	44,349	5.54%	46,040	5.90%
Construction to permanent - CRE	12,552	1.56%	15,677	2.01%
Loans receivable, gross	800,314	100.00%	780,376	100.00%
Allowance for loan losses	(8,405)		(7,609)
Loans receivable, net	$791,909		$772,767

The Company’s gross loan portfolio increased $19.9 million, or 2.6%, from $780.4 million at December 31, 2018 to $800.3 million at September 30, 2019. The increase in loans was primarily attributable to $28.2 million in purchases of loans receivable in the nine months ended September 30, 2019. As of September 30, 2019, the loan pipeline is strong. The Company will continue to add to the product lines and enhance service offerings to customers.

At September 30, 2019, the net loan to deposit ratio was 104% and the net loan to total assets ratio was 81%. At December 31, 2018, these ratios were 104% and 81%, respectively.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses increased $800,000 or 10.5% from $7.6 million at December 31, 2018 to $8.4 million at September 30, 2019. The increase was primarily attributable to $3.2 million in provision for all loan categories, which was offset by $2.4 million net charge-offs of loans.

Based upon the overall assessment and evaluation of the loan portfolio at September 30, 2019, management believes $8.4 million in the allowance for loan and lease losses, which represented 1.05% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The increase in the allowance was primarily due to the single loan charge-off of $2.3 million in the second quarter of 2019 and its related impact on the historical loss rate of the corresponding federal call code segment.

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

The following table provides detail of activity in the allowance for loan and lease losses:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018

Balance at beginning of the period	$8,458	$6,525	$7,609	$6,297
Charge-offs:
Residential Real Estate	(105)	(2)	(117)	(2)
Commercial and Industrial	(74)	-	(2,366)	-
Consumer and Other	(103)	(3)	(106)	(17)
Total charge-offs	(282)	(5)	(2,589)	(19)
Recoveries:
Commercial Real Estate	-	24	2	30
Residential Real Estate	9	11	9	12
Commercial and Industrial	117	-	164	-
Consumer and Other	3	-	8	-
Total recoveries	129	35	183	42

Net (charge-offs) recoveries	(153)	30	(2,406)	23
Provision charged to earnings	100	50	3,202	285
Balance at end of the period	$8,405	$6,605	$8,405	$6,605

Ratios:
Net (charge-offs) recoveries to average loans	(0.019)%	0.004%	(0.301)%	0.003%
Allowance for loan losses to total loans	1.05%	0.87%	1.05%	0.87%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment and the percentage of the loans to total loans:

(In thousands)	September 30, 2019		December 31, 2018
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans
Commercial Real Estate	$2,089	37.44%	$1,866	35.23%
Residential Real Estate	965	20.44%	1,059	20.16%
Commercial and Industrial	4,355	23.34%	3,558	24.58%
Consumer and Other	368	11.68%	641	12.12%
Construction	448	5.54%	350	5.90%
Construction to permanent - CRE	115	1.56%	108	2.01%
Unallocated	65	N/A	27	N/A
Total	$8,405	100.00%	$7,609	100.00%

Non-performing Assets

The following table presents non-performing assets as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30,	December 31,
	2019	2018
Non-accruing loans:
Commercial Real Estate	$12,916	$3,525
Residential Real Estate	3,243	2,006
Commercial and Industrial	2,259	4,681
Consumer and Other	765	174
Construction	-	8,800
Total non-accruing loans	19,183	19,186

Loans past due over 90 days and still accruing	7	1,316
Other real estate owned	2,400	2,945
Total nonperforming assets	$21,590	$23,447

Nonperforming assets to total assets	2.22%	2.46%
Nonperforming loans to total loans, net	2.42%	2.65%

The $19.2 million of non-accrual loans at September 30, 2019 was comprised of 27 borrowers. Two TDR loans of total $9.3 million were included in the non-accrual loans. The Company has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. The Bank evaluated the impaired loans individually and determined that there was no resulting specific reserve for the current quarter.

As of December 31, 2018, the $19.2 million of non-accrual loans was comprised of 23 borrowers, for which a specific reserve of $1.5 million had been established. There were no TDR loans included in the non-accrual loans as of December 31, 2018.

Deferred Taxes

Deferred tax assets increased $600,000, from $10.9 million at December 31, 2018 to $11.5 million at September 30, 2019. The increase in deferred tax assets resulted primarily from the impact of net loss in the second quarter of 2019.

Our effective tax rate for the three and nine months ended September 30, 2019 was 23% and 26%, respectively, compared to the effective tax rate of 26% and 26% for the three and nine months ended September 30, 2018, respectively. The change in the Company’s effective rates for both periods resulted from having no state income tax expense in the third quarter due to certain permanent difference and the very small pre-tax income amount.

Patriot anticipates utilizing the net operating loss carry forwards to reduce income taxes otherwise payable on current and future years taxable income.

The Company will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that a portion of the deferred tax assets will not be realized, a valuation allowance will be established.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	September 30,	December 31,	Inc/(Dec)	Inc/(Dec)
	2019	2018	($)	(%)

Non-interest bearing	$80,772	$84,471	$(3,699)	(4.38)%
Interest bearing:
NOW	23,675	26,100	(2,425)	(9.29)%
Savings	57,390	81,912	(24,522)	(29.94)%
Money market	125,934	85,197	40,737	47.82%
Certificates of deposit, less than $250,000	207,361	203,683	3,678	1.81%
Certificates of deposit, $250,000 or greater	70,295	78,318	(8,023)	(10.24)%
Brokered deposits	196,629	183,600	13,029	7.10%
Total Interest bearing	681,284	658,810	22,474	3.41%

Total Deposits	$762,056	$743,281	$18,775	2.53%

Deposits increased $18.8 million or 2.5%, from $743.3 million at December 31, 2018 to $762.1 million at September 30, 2019, resulting from an increase of $40.7 million in money market deposits, and $13.0 million in brokered deposits, partially offset by a decline of $24.5 million in savings deposits as more competitive rates offered in the CD and money market products attracted net new deposit balances.

Borrowings

Total borrowings were $130.9 million and $131.0 million as of September 30, 2019 and December 31, 2018, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of September 30, 2019, the Bank had $71.8 million of available borrowing capacity from the FHLB-B.

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At September 30, 2019 and December 31, 2018, outstanding advances from the FHLB-B aggregated $100.0 million.

Advances of $65.0 million outstanding at September 30, 2019 bore fixed rates of interest ranging from 2.15% to 3.61% with maturities of approximately 5 years. The fixed interest rates FHLB-B advances have a weighted average interest rate of 2.85%. Included is an advance totaling $25.0 million which reset during the third quarter of 2019 to a rate of 3.61% and is callable by the FHLB quarterly through its maturity July 23, 2023.

A remaining $35.0 million of floating to fixed advances reset to a fixed rate in October of 2019 and October of 2020. During their initial term (one or two years), each of these advances carries a floating rate from 100 basis points to 200 basis points below LIBOR. After the initial term, the rates reset to fixed rates between 3.47% and 4.23%, per annum, and the borrowing can be called by the FHLB-B on a quarterly basis.

At September 30, 2019, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $281.5 million.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three and nine months ended September 30, 2019 and 2018, no funds had been borrowed under the line of credit.

Interest expenses incurred for the three and nine months ended September 30, 2019 were $602,000 and $1.5 million, respectively. Interest expenses incurred for the three and nine months ended September 30, 2018 were $486,000 and $1.2 million, respectively.

Correspondent Bank - Line of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $5 million at September 30, 2019 and $26 million at December 31, 2018. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, ACH, and other clearinghouse transactions.

There was no outstanding balance under the agreements at September 30, 2019 and December 31, 2018. Interest expense incurred for the three and nine months ended September 30, 2019 were $0 and $2,000, respectively. Interest expenses incurred for the three and nine months ended September 30, 2018 were $0 and $3,000, respectively.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At September 30, 2019 and December 31, 2018, $166,000 and $222,000 of unamortized debt issuance costs were deducted from the face amount of the Senior Notes included in the Consolidated Balance Sheet, respectively.

The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

For the three and nine months ended September 30, 2019, the Company recognized interest expense of $229,000 and $686,000, respectively. For the three and nine months ended September 30, 2018, the Company recognized interest expense of $229,000 and $686,000, respectively.

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

The Subordinated Notes will initially bear interest at 6.25% per annum, from and including June 29, 2018, to but excluding, September 30, 2023, payable semi-annually in arrears. From and including September 30, 2023, until but excluding September 30, 2028 or an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR (but not less than zero) plus 332.5 basis points, payable quarterly in arrears. The Company may, at its option, beginning on September 30, 2023 and on any scheduled interest payment date thereafter, redeem the Subordinated Notes. Interest payable on the Subordinated Notes began on December 30, 2018.

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At September 30, 2019, $255,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the Consolidated Balance Sheet.

For the three and nine months ended September 30, 2019, the Company recognized interest expense of $163,000 and $492,000, respectively. Interest expense recognized for the three and nine months ended September 30, 2019 were $163,000 and $163,000, respectively.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (5.26% at September 30, 2019) and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of September 30, 2019 and December 31, 2018, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $148,000 and $154,000, respectively, and accrued interest on the junior subordinated debentures was $6,000 and $8,000, respectively.

For the three and nine months ended September 30, 2019, the Company recognized interest expense of $114,000 and $353,000 respectively. For the three and nine months ended September 30, 2018, the Company recognized interest expense of $114,000 and $325,000, respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of September 30, 2019 and December 31, 2018, the note had a balance outstanding of $1.2 million and $1.4 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

For the three and nine months ended September 30, 2019, the Company recognized interest expense of $6,000 and $18,000 respectively. For the three and nine months ended September 30, 2018, the Company recognized interest expense of $6,000 and $20,000 respectively.

Equity

Equity decreased $1.1 million, from $69.3 million at December 31, 2018 to $68.2 million at September 30, 2019, primarily due to $1.3 million of net loss and $116,000 of common stock dividends, which was partially offset by $109,000 of investment portfolio unrealized gain and $162,000 of equity compensation, for the nine months ended September 30, 2019.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, decreased $46.7 million from $179.7 million at December 31, 2018 to $133.0 million at September 30, 2019.

Derivatives

As of September 30, 2019, Patriot had entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the Consolidated Balance Sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized $0 and $30,000 gain on the swaps for the three and nine months ended September 30, 2019, respectively. There was no gain on the swaps in the three and nine months ended September 30, 2018 as the initial swaps were entered in the fourth quarter of 2018.

Further discussion of the fair value of derivatives is set forth in Note 12 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three and nine months ended September 30, 2019 and 2018:

(In thousands)	Three months ended September 30,
	2019			2018
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$815,573	$10,245	4.98	$748,162	$9,413	4.99
Investments	59,311	542	3.66	49,264	489	3.97
Cash equivalents and other	41,925	225	2.13	68,972	342	1.97

Total interest earning assets	916,809	11,012	4.77	866,398	10,244	4.69

Cash and due from banks	3,525			5,548
Allowance for loan losses	(8,495)			(6,541)
OREO	2,913			991
Other assets	58,481			55,443

Total Assets	$973,233			$921,839

Liabilities
Interest bearing liabilities:
Deposits	$686,594	$3,655	2.11	$631,437	$2,457	1.54
Borrowings	94,565	602	2.53	101,587	486	1.90
Senior notes	11,823	229	7.75	11,748	229	7.73
Subordinated debt	17,839	277	6.16	17,877	278	6.17
Note Payable and other	1,257	6	1.89	1,453	6	1.64

Total interest bearing liabilities	812,078	4,769	2.33	764,102	3,456	1.79

Demand deposits	83,546			83,758
Other liabilities	8,765			4,650

Total Liabilities	904,389			852,510

Shareholders' equity	68,844			69,329

Total Liabilities and Shareholders' Equity	$973,233			$921,839

Net interest income		$6,243			$6,788

Interest margin			2.70			3.11
Interest spread			2.44			2.90

(In thousands)	Nine months ended September 30,
	2019			2018
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$800,541	$30,345	5.07	$737,808	$27,388	4.96
Investments	55,492	1,551	3.73	42,439	1,295	4.07
Cash equivalents and other	47,211	795	2.25	59,438	763	1.72

Total interest earning assets	903,244	32,691	4.84	839,685	29,446	4.69

Cash and due from banks	7,016			4,571
Allowance for loan losses	(7,711)			(6,471)
OREO	2,602			511
Other assets	57,800			53,563

Total Assets	$962,951			$891,859

Liabilities
Interest bearing liabilities:
Deposits	$679,335	$10,452	2.06	$603,105	$6,111	1.35
Borrowings	92,381	1,467	2.12	114,159	1,245	1.46
Senior notes	11,804	686	7.75	11,730	686	7.80
Subordinated debt	17,830	845	6.34	11,459	489	5.71
Note Payable and other	1,416	20	1.89	1,737	23	1.77

Total interest bearing liabilities	802,766	13,470	2.24	742,190	8,554	1.54

Demand deposits	81,662			76,637
Other liabilities	8,725			4,454

Total Liabilities	893,153			823,281

Shareholders' equity	69,798			68,578

Total Liabilities and Shareholders' Equity	$962,951			$891,859

Net interest income		$19,221			$20,892

Interest margin			2.85			3.33
Interest spread			2.60			3.15

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 compared to 2018			2019 compared to 2018
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$832	$-	$832	$2,287	$670	$2,957
Investments	90	(37)	53	342	(86)	256
Cash equivalents and other	(134)	17	(117)	(148)	180	32

Total interest earning assets	788	(20)	768	2,481	764	3,245

Interest bearing liabilities:
Deposit	315	883	1,198	1,162	3,179	4,341
Borrowings	(34)	150	116	(237)	459	222
Senior notes	-	-	-	-	-	-
Subordinated debt	(1)	-	(1)	308	48	356
Note payable and other	-	-	-	(4)	1	(3)

Total interest bearing liabilities	280	1,033	1,313	1,229	3,687	4,916

Net interest income	$508	$(1,053)	$(545)	$1,252	$(2,923)	$(1,671)

For the quarter ended September 30, 2019, interest income increased $768,000 or 7.5% as compared to the quarter ended September 30, 2018, as growth and diversification in the loan portfolio yielded an increase in interest income. Average loan balances increased $67.4 million or 9.0% as compared to the quarter ended September 30, 2018. Total interest expense increased $1.3 million or 38.0% as compared to the quarter ended September 30, 2018, primarily driven by an increase of $1.2 million in deposit interests due to higher retail deposit rates.

For the nine months ended September 30, 2019, interest income increased $3.2 million or 11.0% as compared to the nine months ended September 30, 2018. Average loan balances increased $62.7 million or 8.5% as compared to the nine months ended September 30, 2018. Total interest expense increased $4.9 million or 57.5% as compared to the nine months ended September 30, 2018, primarily driven by an increase of $4.3 million in deposit interests due to higher deposit rates and an increase of $356,000 in subordinated debt interest.

Net interest income was $6.2 million for the quarter ended September 30, 2019, which decreased 8.8% from $6.8 million for the quarter ended September 30, 2018. For the nine months ended September 30, 2019, net interest income was $19.2 million, decreased 8.1% from $20.9 million for the nine months ended September 30, 2018.

Net interest margin for the three and nine months ended September 30, 2019, were 2.70% and 2.85%, respectively. Net interest margin for the three and nine months ended September 30, 2018, were 3.11% and 3.33%, respectively.

The decline in net interest income and net interest margin reflects the impact of increasing deposit costs associated with higher rates paid on retail deposits, the impact of non-accrual and reduced rate loans, an increased reliance on more expensive wholesale funding sources, and the impact of the subordinated debt issued in June 2018. Higher retail deposit rates are primarily the result of increased rate competition in Patriot’s local retail markets. Patriot is exploring alternative lower-cost funding sources which, along with a recent decline in market interest rates, is expected to positively impact the aggregate cost of deposits.

Provision for Loan Losses

The provision for loan losses for three and nine months ended September 30, 2019 were $100,000 and $3.2 million, as compared to $50,000 and $285,000 for the three and nine months ended September 30, 2018, respectively. The increase of provision for loan losses in 2019 was primarily attributable to the single $2.3 million commercial loan charge-off in the second quarter of 2019, which is described more fully in Allowance for Loan and Lease Losses.

Non-interest income

Non-interest income increased $217,000 from $354,000 for the quarter ended September 30, 2018 to $571,000 for the quarter ended September 30, 2019. For the nine months ended September 30, 2019, non-interest income increased $1.0 million to $2.1 million, from $1.1 million for the nine months ended September 30, 2018.

The increase in both the year to date and quarter comparisons was primarily attributable to gain on sale of SBA loans of $188,000 and $864,000 in the three and nine months ended September 30, 2019, respectively.

Non-interest expense

Non-interest expense increased $632,000 from $6.0 million for the quarter ended September 30, 2018 to $6.7 million for the quarter ended September 30, 2019, which was primarily driven by increase of $686,000 in salaries and benefits.

For the nine months ended September 30, 2019, non-interest expense increased $2.1 million to $19.9 million, from $17.8 million for the nine months ended September 30, 2018, which was primarily driven by increases of $1.9 million in salaries and benefits, $639,000 in professional and other outside services, and $432,000 in other operating expenses. due to continued expansion of the Bank’s business activities. The increases were partially offset by reduction of $1.5 million in non-recurring project expenses.

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

Provision (benefit) for income taxes

The Company reported provision for income taxes of $8,000 and benefit for income taxes of $456,000 for three and nine months ended September 30, 2019, as compared to provision for income taxes of $276,000 and $1.0 million for the three and nine months ended September 30, 2018, respectively. The decrease mainly reflected the impact of the net loss in 2019.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 10.3% at September 30, 2019, compared to 10.7% at December 31, 2018. Liquidity including readily available off balance sheet funding sources was 18.5% at September 30, 2019, compared to 19.4% at December 31, 2018. The Company’s available total liquidity (readily available plus brokered deposit availability) to total assets ratio was 21.7% at September 30, 2019, compared to 23.7% at December 31, 2018.

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

Capital

The following table illustrates the Company’s and the Bank’s regulatory capital ratios as of September 30, 2019 and December 31, 2018:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	$89,710	10.539	$90,722	10.452	$100,112	11.812	$99,341	11.500
Tier 1 Capital (to risk weighted assets)	71,294	8.376	73,101	8.422	91,696	10.819	91,720	10.618
Common Equity Tier 1 Capital (to risk weighted assets)	63,294	7.436	65,101	7.500	91,696	10.819	91,720	10.618
Tier 1 Leverage Capital (to average assets)	71,294	7.363	73,101	7.842	91,696	9.469	91,720	9.838

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

The capital buffer requirement effectively raises the Bank’s minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. As of September 30, 2019, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

Stock Repurchase Program

No shares of Patriot’s common stock were repurchased during the three and nine months ended September 30, 2019.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of September 30, 2019			As of December 31, 2018
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$108,149	$(390)	(0.4)	$122,002	$(3,027)	(2.4)
+100	109,769	1,230	1.1	125,681	652	0.5
BASE	108,539	-	-	125,029	-	-
-100	108,141	(398)	(0.4)	120,108	(4,921)	(3.9)
-200	105,143	(3,396)	(3.1)	115,924	(9,105)	(7.3)

	Net Interest Income - Performance Summary
	September 30, 2019			Year ended December 31, 2018
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$28,635	$2,845	11.0	$32,729	$1,712	5.5
+100	27,307	1,517	5.9	32,179	1,162	3.7
BASE	25,790	-	-	31,017	-	-
-100	25,013	(777)	(3.0)	30,014	(1,003)	(3.2)
-200	23,708	(2,082)	(8.1)	28,615	(2,402)	(7.7)

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As described more fully in the following section of Item 4, because of the material weakness in internal control over financial reporting described below, management concluded that Patriot’s disclosure controls and procedures were not effective as of September 30, 2019.

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

In response to the identified material weakness, management implemented changes to its disclosure controls and procedures and its system of internal control over financial reporting in each of the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, including changes to the process and procedures for establishing allowances for loan loss and enhancements to create a more robust review process. Other implemented enhancements include strengthened controls over the monitoring and valuation of collateral related to loans deemed to be impaired and for which specific reserves have been established. Management is continuing its review of the control processes around the precision of the preparation and review of the calculation of the allowance for loan losses in light of the material weakness identified. Management will continue its review through future reporting periods. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management expects the remediation of this material weakness will be completed during 2019.

Management believes all necessary disclosure controls and procedures needed to provide reasonable assurance that information will be communicated in a timely fashion to management are now in place.

Changes in Internal Control Over Financial Reporting

Other than as described in this Item 4: Disclosure Controls and Procedures, no other changes in the Company’s internal controls over financial reporting have occurred during the Company’s fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:      Legal Proceedings

Neither the Company nor the Bank has any pending material legal proceedings to which the Company or the Bank is a party or any of its property is subject.

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

3(i) (C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc. dated October 6, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report Form 8-K filed on October 21, 2010)

3(ii)	Amended and Restated By-laws of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on November 1, 2010)

4	Form of 6.25% Fixed to Floating Rate Subordinated Note (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on August 14, 2018)

10(1)	2012 Stock Plan of Patriot National Bancorp, Inc. (incorporated by reference from Annex A to the Proxy Statement on Schedule 14C filed on November 1, 2011)

10(2)	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on August 14, 2018)

10(3)	Form of Agreement with The Comptroller of the Currency, dated as of November 7, 2018 (incorporated by reference to Exhibit 99(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 14, 2018)

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certifications

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files.

* The certification is being furnished and shall not be deemed filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2019

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer

63