Form 10-K
period 2019-12-31
PATRIOT NATIONAL BANCORP INC
filed 2020-04-29
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Bedford Street, Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

(203) 324-7500

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PNBK	NASDAQ Global Market

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2019, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price on June 30, 2019 as reported on the NASDAQ Global Market: $20.5 million.

Number of shares of the registrant’s Common stock, $0.01 par value per share, 3,935,141 shares outstanding as of April 24, 2020.

Document Incorporated by Reference

The information required by Part III of this Form 10-K will be incorporated by reference from an amendment (the “Amendment”) to this Form 10-K, which is due on April 29, 2020, 120 days after the close of the fiscal year covered by this Form 10-K. The Company plans to avail itself of a 45-day extension to file the Amendment relying on an order issued by the Securities and Exchange Commission (the “SEC”) on March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465, the “SEC Order”) granting exemptions to public companies affected by COVID-19. The Company plans to file the Amendment no later than June 15, 2020.

EXPLANATORY NOTE

Due to the outbreak of coronavirus disease 2019 (COVID-19), starting from early March 2020, the Company’s employees and external auditors have been asked to work remotely. As a result, the Company’s books and records have not been easily accessible and communication among internal financial staff and external auditors has been challenging, resulting in delay in preparation and completion of its consolidated financial statements. Based on the foregoing, on March 30, 2020, the Company filed a Current Report on Form 8-K to avail itself of a 45-day extension to file this Form 10-K relying on the exemptions provided by the SEC Order. This Form 10-K is being filed in reliance on the SEC Order.

PATRIOT NATIONAL BANCORP, INC.

2019 FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2019

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

Certain statements contained in the Company’s periodic reports, public statements and other filings, including this one, and in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward-looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to:
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
(8) demand for loans and deposits in our market area;
(9) recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company;
(10) other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company;
(11) the application of generally accepted accounting principles, consistently applied;
(12) the fact that one period of reported results may not be indicative of future periods;
(13) the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities and other such factors, including risk factors, as may be described in the Company’s other filings with the Securities and Exchange Commission (the “SEC”);
(14) political, social, legal and economic instability, civil unrest, war, catastrophic events, acts of terrorism;
(15) widespread outbreaks of infectious diseases, including the ongoing novel coronavirus ( COVID-19) outbreak;
(16) changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
(17) our ability to access cost-effective funding;
(18) our ability to implement and change our business strategies;
(19) changes in the quality or composition of our loan or investment portfolios;
(20) technological changes that may be more difficult or expensive than expected;
(21) our ability to manage market risk, credit risk and operational risk in the current economic environment;
(22) our ability to enter new markets successfully and capitalize on growth opportunities;
(23) changes in consumer spending, borrowing and savings habits;
(24) our ability to retain key employees; and
(25) our compensation expense associated with equity allocated or awarded to our employees

Although the Company believes that it offers competitive loan and deposit products and has the resources needed for continued success, future revenues and interest spreads and yields as well as loan losses and demand cannot be reliably predicted. These trends may cause the Company to adjust its operations in the future. Because of the foregoing and other factors, recent and historical trends should not be considered reliable indicators of future financial results or stock prices.

PART I

ITEM 1. Business

General

Patriot National Bancorp, Inc. (the “Company”), a Connecticut corporation, is a one-bank holding company for Patriot Bank, N.A, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the “Bank”) (collectively, “Patriot”). The Bank received its charter and commenced operations as a national bank on August 31, 1994. The Bank has a total of nine branch offices comprised of eight branch offices located in Fairfield and New Haven Counties, Connecticut and one branch office located in Westchester County, New York as of December 31, 2019.

On March 11, 2003, the Company formed Patriot National Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company. The Company primarily invested the funds from the issuance of the debt in the Bank. The Bank used the proceeds to fund general operations.

On October 15, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on December 16, 2009, the Company issued and sold to PNBK Holdings LLC (“Holdings”), an investment limited liability company controlled by Michael Carrazza, 3.36 million shares of its common stock at a purchase price of $15.00 per share (adjusted for a 1-for-10 reverse stock split discussed below) for an aggregate purchase price of $50.4 million. The shares sold to Holdings represented 87.6% of the Company’s then issued and outstanding common stock. In connection with the reverse stock split, the par value of the common stock was changed to $0.01 per share. Also in connection with the sale of the shares, certain directors and officers of both the Company and the Bank resigned. Such directors and officers were replaced with nominees of Holdings and Michael Carrazza became the Chairman of the Board of Directors (the “Board”) of the Company. In January 2018, Holdings transferred 840,000 shares to its investors.

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

On September 28, 2015, the Bank changed its name from Patriot National Bank to Patriot Bank, N.A.

On January 26, 2017, the Board appointed Richard A. Muskus, Jr. President of Patriot. Mr. Muskus had served as Executive Vice President and Chief Lending Officer of the Bank since February 2014. Mr. Muskus’ appointment replaced Peter D. Cureau who was acting as the Interim President and Chief Operating Officer of Patriot and who continued to work with Mr. Carrazza in the office of the Chairman through the first quarter of 2017. On March 27, 2020, Richard A. Muskus, Jr. resigned as President and Director of the Company and the Bank, effective April 17, 2020. Mr. Muskus' resignation from the aforementioned positions was not a result of any disagreements with the Company and Patriot Bank regarding their operations, policies or practices.

On May 10, 2017, Joseph D. Perillo was appointed as Chief Financial Officer of Patriot effective as of May 9, 2017. Mr. Perillo’s appointment was in response to the resignation of Neil M. McDonnell, who was Chief Financial Officer of Patriot from January 5, 2016 through May 9, 2017 and who resigned on that date as an Executive Vice President and Chief Financial Officer.

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

On April 2, 2020, the Bank eliminated the positions of President (effective as of April 17, 2020) and Chief Lending Officer. As a result, Scott Laughinghouse’s employment as Executive Vice President and Chief Lending Officer of the Bank was terminated. The decisions to eliminate such officer positions, in conjunction with other profit improvement strategies, were being proactively implemented by the Bank to build regulatory capital buffers and to strengthen the Bank’s profitability ahead of uncertain times.

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

Patriot became an approved lender under the Small Business Administration (“SBA”) program at the end of 2017. Since 2018, Patriot has hired people to support new SBA business development in Stamford, Connecticut, Jacksonville, Florida, Atlanta, Georgia, Indianapolis, Indiana, and Warwick, Rhode Island.

Employees

As of December 31, 2019, Patriot had 131 full-time equivalent employees. None of Patriot’s employees are covered by a collective bargaining agreement.

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

In July 2013, the Fed, the FDIC, and the OCC approved final rules establishing a new comprehensive capital framework for U.S. Banking organizations (the “New Capital Rules”). The New Capital Rules generally implemented the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework (referred to as “Basel III”) for strengthening international capital standards. The New Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Patriot.

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and Federal Reserve Bank (“FRB”). The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities.

Coronavirus Aid, Relief, and Economic Security Act

In response to the COVID-19 pandemic, President Trump signed into law the Coronavirus Aid, Relief and Economic Security (CARES) Act on March 27, 2020. Among other things, the CARES Act included the following provisions impacting financial institutions:

Legal Lending Limit Waiver. The CARES Act permits the OCC to waive legal lending limits to any particular borrower (i) with respect to loans to non-bank financial companies or (ii) upon a finding by the OCC that such exemption is in the public interest, with respect to any other borrower, in each case until the earlier of the termination date of the national emergency or December 31, 2020.

Community Bank Leverage Ratio. The CARES Act directs federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

Temporary Troubled Debt Restructurings (“TDRs”) Relief. The CARES Act allows banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (“U.S. GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking agencies are required to defer to the determination of the banks making such suspension.

Small Business Administration Paycheck Protection Program. The CARES Act created the SBA’s Paycheck Protection Program. Under the Paycheck Protection Program, $669 billion was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, that process loan applications and service the loans.

Recent Developments with Regulators

In November 2018 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the OCC. The Agreement states the Board and the Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the allowance for loan and lease losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement the Bank agreed to provide a revised written 3-year strategic and capital plan for the Bank by December 31, 2018. The Bank provided the documents and policies requested in the Agreement.

To date, the Bank has addressed each of the items identified in the Agreement and is currently working collaboratively with the OCC to bring all matters to full resolution.

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

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

●

credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well;

●	declines in collateral values;
●	third party disruptions, including outages at network providers and other suppliers;
●	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and
●	operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

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

During 2010 through 2019, however, the economic climate improved, contributing to decreases in the Bank’s problem assets, delinquencies and foreclosures from the levels experienced in the earlier period of economic turbulence. The Company is unable to predict, however, future economic conditions and their impact on the Company’s business.

The Bank’s allowance for loan and lease losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan and lease losses to provide for loan defaults and non-performance. The allowance for loan and lease losses is based on an evaluation of the risks associated with the Bank’s loans receivable, as well as the Bank’s prior loss experience. Deterioration in general economic conditions and unforeseen risks affecting customers could have an adverse effect on borrowers’ capacity to timely repay their obligations before risk grades could reflect those changing conditions. Maintaining the adequacy of the Bank’s allowance for loan and lease losses may require that the Bank make significant and unanticipated increases in the provision for loan losses, which would materially affect the results of operations and capital adequacy. The amount of future losses is susceptible to changes in economic, operating, and other conditions including changes in interest rates that may be beyond the Bank’s control and which losses may exceed current allowance estimates. Although the current economic environment has improved, conditions remain uncertain and may result in additional risk of loan losses.

Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loan portfolio and assess the adequacy of the allowance for loan and lease losses. The regulatory agencies may require the Bank to change classifications or grades on loans, increase the allowance for loan and lease losses by recognizing additional loan loss provisions, or to recognize further loan charge-offs based upon their judgments, which may differ from the Bank’s. Any increase in the allowance for loan and lease losses required by these regulatory agencies could have a negative effect on the Bank’s results of operations and financial condition. While management believes that the allowance for loan and lease losses is currently adequate to cover inherent losses, further loan deterioration could occur, and therefore, management cannot assure shareholders that there will not be a need to increase the allowance for loan and lease losses, or that the regulators will not require management to increase this allowance. Either of these occurrences could materially and adversely affect Patriot’s earnings and profitability.

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

Patriot’s security portfolio is classified as available-for-sale and is comprised primarily of corporate debt and mortgage-backed securities, which are insured or guaranteed by the U.S. Government. These securities are sensitive to interest rate fluctuations. Unrealized gains or losses in the available-for-sale portfolio of securities are reported as a separate component of shareholders’ equity. As a result, future interest rate fluctuations may impact shareholders’ equity, causing material fluctuations from quarter to quarter. The inability to hold its securities until market conditions are favorable for a sale, or until payments are received on mortgage-backed securities, could adversely affect Patriot’s earnings and profitability.

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

Natural disasters, acts of war or terrorism, the impact of health epidemics and other adverse external events could detrimentally affect our financial condition and results of operations.

Natural disasters, acts of war or terrorism, and other adverse external events could have a significant negative impact on our ability to conduct business or upon third parties who perform operational services for us or our customers. Such events also could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

The recent outbreak of COVID-19 could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a coronavirus outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. In the event of a natural disaster, the spread of the coronavirus to our market areas or other adverse external events, our business, services, asset quality, financial condition and results of operations could be adversely affected.

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

Per agreement with Bank regulators, dividends from the Bank to the Holding Company are subject to prior approval from the OCC, and dividends from the Company to third parties are also subject to prior approval from FRB.

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

The Company is exposed to general downturns in the U.S. economy, and particularly downturns in the local Connecticut and New York markets in which it operates. Two significant impacts resulting from the financial crisis in 2008, which might again result from the economic uncertainty caused by the COVID-19 pandemic, included the housing market suffering falling home prices leading to increased foreclosures and our customer base experiencing rampant unemployment and sustained under-employment. These conditions negatively impacted the credit performance of mortgage and construction loans, and resulted in significant asset-value write-downs by financial institutions, including government-sponsored enterprises, as well as major commercial and investment banks. The loss of mortgage and construction loan asset-value caused many financial institutions to seek additional capital, to merge with larger and financially stronger financial institutions and, in some cases, to fail. Many lenders and institutional investors reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil, and the tightening of credit by the Fed, led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and generally widespread reductions in business activity. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected the Company’s business, financial condition, and results of operations. A worsening of these conditions would likely exacerbate the adverse effects these difficult market conditions have had on the Company and other financial institutions. In particular:

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

As a financial institution, Patriot’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short- and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, and the overall strength of the U.S. economy and the local economies in which it operates, all of which conditions are beyond Patriot’s control. In years following the financial crisis in 2008, the financial services industry experienced unprecedented upheaval, including the failure of some of the world’s leading financial institutions. Since earlier this year, the COVID-19 pandemic has caused economic repercussions across the world. Further deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values, and a decrease in demand for the Bank’s products and services, among other things, any of which could have a material adverse impact on Patriot’s results of operations and financial condition. Patriot cannot currently predict or implement plans to mitigate the effects of unknown future industry developments.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table summarizes Patriot’s owned and leased properties, as of December 31, 2019:

Street Address	City	County	State
Owned:
233 Post Road	Darien	Fairfield	Connecticut
1755 Black Rock Turnpike	Fairfield	Fairfield	Connecticut
100 Mason Street	Greenwich	Fairfield	Connecticut
900 Bedford Street	Stamford	Fairfield	Connecticut
999 Bedford Street	Stamford	Fairfield	Connecticut
771 Boston Post Road	Milford	New Haven	Connecticut
50 Charles Street	Westport	Fairfield	Connecticut
50 Church Street	New Haven	New Haven	Connecticut
Leased:
16 River Street	Norwalk	Fairfield	Connecticut
415 Post Road East	Westport	Fairfield	Connecticut
495 Central Park Avenue	Scarsdale	Westchester	New York
7 Old Tavern Road	Orange	New Haven	Connecticut
30 Oak Street	Stamford	Fairfield	Connecticut

At December 31, 2019, five branch buildings were owned and four branch facilities were leased. Additionally, the Bank maintains certain operating and administrative service facilities and additional parking at its main branch banking office, which is subject to nine non-cancelable operating lease agreements. Patriot’s lease agreements have terms ranging from one year to fifteen years with twelve years and three months remaining on the longest lease term. Generally, Patriot’s lease agreements contain rent escalation clauses, and renewals for one or more periods at the Bank’s option.

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

For additional information, see the Leases footnote disclosure in the Consolidated Financial Statements included herein.

ITEM 3. Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business and otherwise. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock is traded on the Nasdaq Global Market under the Symbol “PNBK.”

Holders

There were approximately 289 shareholders of record of the Company’s Common Stock as of December 31, 2019. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

Dividends

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. The Bank can pay dividends to the Company pursuant to a dividend policy requiring compliance with the Bank's OCC-approved capital program, in compliance with applicable law, and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the capital program, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to pay dividends. The Company is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements. OCC regulations impose limitations upon all capital distributions by commercial institutions, like the Bank, such as dividends and payments to repurchase or otherwise acquire shares. The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payments would otherwise violate regulatory requirements.

On July 17, 2017, the Company announced its intention to make quarterly cash dividend payments. For the year ended December 31, 2019, 2018 and 2017, the Company paid cash dividends of $.01 per share of common stock, or an aggregate of $155,000, $154,000 and $77,000, respectively.

On March 26, 2020, the Company received a notice of rejection from the Federal Reserve Bank of New York regarding the Company’s request to make a quarterly dividend to its shareholders in March 2020. As a result, the Company did not pay the dividend that would normally have been paid during the first quarter of 2020.

Recent Sales of Unregistered Securities

No sales of unregistered securities were entered during 2019.

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

	Period Ending
	2014	2015	2016	2017	2018	2019
Patriot National Bancorp ("PNBK")	100.00%	88.61%	85.57%	108.71%	86.78%	77.71%
Nasdaq Community Bank Index
Total Return Index ("XABQ")	100.00%	106.63%	143.97%	149.02%	122.35%	148.32%
S&P 500 Total Return Index ("SP500TR")	100.00%	101.38%	113.51%	138.29%	132.23%	173.86%

ITEM 6. Selected Financial Data

(In thousands, except per share data)	As of and for the year ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and due from banks	$39,404	$66,437	$48,729	$92,289	$85,400
Investment securities	52,767	52,253	38,929	36,596	42,472
Loans, net	802,049	772,767	713,350	576,982	479,127
Total assets	979,836	951,696	852,080	756,654	653,355
Total deposits	769,535	743,281	637,439	529,324	444,665
Total borrowings	130,900	130,983	141,369	159,476	142,026
Total shareholders' equity	66,994	69,340	66,749	62,570	61,464

Operating Data:
Interest and dividend income	$43,644	$40,375	$32,849	$25,408	$23,741
Interest expense	18,218	12,378	6,956	3,008	2,690
Net interest income	25,426	27,997	25,893	22,400	21,051
Provision (credit) for loan losses	4,971	1,303	(857)	2,464	250
Non-interest income	2,483	1,627	1,444	1,556	1,551
Non-interest expense	26,654	24,235	21,172	18,355	18,851
(Benefit) provision for income taxes	(899)	890	2,875	1,207	1,358
Net (loss) income	$(2,817)	$3,196	$4,147	$1,930	$2,143

Per Share Data:
Basic (loss) income per share	$(0.72)	$0.82	$1.06	$0.49	$0.55
Diluted (loss) income per share	$(0.72)	$0.82	$1.06	$0.49	$0.55

Selected Ratios:
Return on average assets	(0.29)%	0.35%	0.54%	0.30%	0.34%
Return on average equity	(4.05)%	4.64%	6.32%	3.08%	3.55%
Average equity to average assets	7.18%	7.63%	8.48%	9.83%	9.65%

ITEM 7. Management’s Discussion and Analysis - Financial Condition & Results of Operations

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies

The accounting and reporting policies of Patriot conform to U.S. GAAP and to general practices within the financial services industry. A summary of Patriot’s significant accounting policies is included in the Notes to Consolidated Financial Statements that are referenced in Item 8. Financial Statements and Supplementary Data. Although all of Patriot’s policies are integral to understanding its Consolidated Financial Statements, certain accounting policies involve management to exercise judgment, develop assumptions, and make estimates that may have a material impact on the financial information presented in the Consolidated Financial Statements or Notes thereto. The assumptions and estimates are based on historical experience and other factors representing the best available information to management as of the date of the Consolidated Financial Statements, up to and including the date of issuance or availability for issuance. As the basis for the assumptions and estimates incorporated in the Consolidated Financial Statements may change, as new information comes to light, the Consolidated Financial Statements could reflect different assumptions and estimates.

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

The fair value of the security becomes the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value. Available-for-sale debt securities were not considered to be other-than-temporarily impaired as of December 31, 2019, 2018, or 2017 because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows to be received, or indicate a loss of value on the underlying collateral, or a loss of financial stability on the part of the issuer. Management concluded that the declines in fair value of the investment portfolio as of the reporting dates is temporary and that values would recover by way of increases in market price or positive changes in market interest rates.

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

Impairment of Goodwill

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is to be reviewed for impairment annually and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value.

Servicing Assets

A servicing asset related to SBA loans is initially recorded when these loans are sold and the servicing rights are retained. The servicing asset is recorded on the balance sheet and included in other assets. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is evaluated based on stratifying the underlying financial assets by date of origination and term. Any impairment, if temporary, would be reported as a valuation allowance.

Derivatives

The Company enters into interest rate swap agreements (“swaps”), to provide a facility to mitigate for the borrower the fluctuations in the variable rate on the respective loan. The customer swaps are simultaneously hedge by offsetting derivatives that Patriot entered into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. Patriot’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income.

FINANCIAL CONDITION

Assets

The Company’s total assets increased $28.1 million, or 3.0%, from $951.7 million at December 31, 2018 to $979.8 million at December 31, 2019. The growth in assets is primarily attributable to an increase in the loan portfolio of $29.3 million primarily funded through a growth in deposits.

On March 30, 2019 the Company and Hana Small Business Lending Inc. mutually agreed to terminate the purchase agreement between the parties entered into in November 2018. The termination agreement provided for the release of escrowed funds back to the Company. The Company received the escrowed funds of $500,000 on May 9, 2019. Following is a detailed discussion and analysis of events and transactions during the years ended December 31, 2019 and 2018 and the impacts that have been realized with respect to Patriot’s financial position.

Cash and cash equivalents

Cash and cash equivalents have decreased $27.0 million or 40.7%, from $66.4 million at December 31, 2018 to $39.4 million as of December 31, 2019. The decrease as of December 31, 2019 was primarily attributable to $54.6 million cash used in purchases of loans and $26.9 million used for origination of SBA loans held for sale, and $18.7 million in purchases of available-for-sale securities. The cash outflows were partially offset by a $26.2 million increase in deposits, and $12.6 million of proceeds from sales of SBA loans. Liquid funds in the form of cash and cash equivalents, investment securities and loans held for sale were maintained at a level throughout the year to result in an on-balance sheet liquidity ratio of between 7% and 10%, with the ratio equal to 10.96% of total assets at December 31, 2019.

Investment securities

The following table is a summary of the Company’s available-for-sale securities portfolio and other investments at the dates shown:

(In thousands)	December 31,
	2019	2018	2017
U. S. Government agency mortgage-backed securities	$16,685	$20,473	$7,224
Corporate bonds	17,313	12,974	13,804
Subordinated notes	9,204	4,564	4,548
SBA loan pools	5,115	-	-
U.S. Treasury notes	-	1,485	-
Total Available-for-Sale Securities, at fair value	48,317	39,496	25,576

Other Investments, at cost	4,450	4,963	4,962

	$52,767	$44,459	$30,538

Available-for-sale securities increased $8.8 million or 22.3%, from $39.5 million at December 31, 2018 to $48.3 million at December 31, 2019. This increase was primarily attributable to the purchases of $5.5 million in SBA government guaranteed loan pools, $4.6 million in U.S. Government agency mortgage-backed securities, $4.5 million in subordinated notes, and $4.0 million in corporate bonds, which was offset by $3.9 million in repayments of principal on available-for-sale securities and $6.5 million proceeds from maturity on available-for-sale securities. There were no sales of available-for-sales securities during the year ended December 31, 2019.

Loans receivable, net

The following table provides the composition of the Company’s loan portfolio as of December 31, for each of the years shown:

	December 31,
(In thousands)	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$314,414	38.71%	$274,938	35.23%	$299,925	41.68%
Residential Real Estate	175,489	21.61%	157,300	20.16%	146,377	20.34%
Commercial and Industrial	173,875	21.41%	191,852	24.58%	131,161	18.23%
Consumer and Other	85,934	10.58%	94,569	12.12%	87,707	12.19%
Construction	48,388	5.96%	46,040	5.90%	47,619	6.62%
Construction to permanent - CRE	14,064	1.73%	15,677	2.01%	6,858	0.94%
Loans receivable, gross	812,164	100.00%	780,376	100.00%	719,647	100.00%
Allowance for loan losses	(10,115)		(7,609)		(6,297)
Loans receivable, net	$802,049		$772,767		$713,350

The total loans receivable increased $31.8 million or 4.1%, from $780.4 million at December 31, 2018 to $812.2 million at December 31, 2019. Additions to the portfolio were made throughout the year with the intention of maintaining the appropriate balance of diversified risk throughout the portfolio, while generating a strong yield on earning assets. The Company will continue to add to the product lines and enhance service offerings to the customers.

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75 percent of the principal balance. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment.

SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of December 31, 2019 and 2018, SBA loans included in the commercial real estate loans were $4.0 million and $0, respectively. SBA loans included in the commercial and industrial loan were $5.6 million and $1.5 million as of December 31, 2019 and 2018, respectively. Delays in SBA loan sales have been caused by a requirement from the SBA that requires the Bank to receive SBA approval prior to sale.  The Bank does expect to have these transactions approved and loans sold during the first half of 2020.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents loans receivable, gross by portfolio segment, by contractual maturity as of December 31, 2019:

(In thousands)	Contractual Maturity of Loan Balance
	One year or less	One through Five Years	After Five Years	Total
Loan portfolio segment:
Commercial Real Estate	$55,870	$57,095	$201,449	$314,414
Residential Real Estate	2,487	3,756	169,246	175,489
Commercial and Industrial	32,323	74,189	67,363	173,875
Consumer and Other	1,344	6,267	78,323	85,934
Construction	41,923	6,370	95	48,388
Construction to permanent - CRE	-	-	14,064	14,064
Total	$133,947	$147,677	$530,540	$812,164

Fixed rate loans	$14,978	$64,723	$153,082	$232,783
Variable rate loans	118,969	82,954	377,458	579,381
Total	$133,947	$147,677	$530,540	$812,164

All variable rate loans account for 71.3% of the total loan portfolio. Approximately 37.1% of the loan portfolio is variable rate and reprices with changes in interest rates within three months of the rate change. The balance of the loan portfolio is either fixed rate or variable over a longer period of rate change (for example, adjustable rate mortgage loans are generally fixed for 3-5 years and then reprice annually after the fixed period). These repricing characteristics are reflected in the Bank’s aggregate analysis of net interest sensitivity included in Item 7A. of this report.

As a community bank, the Bank is invested in a local economy, which may be subject to the vagaries of general economic conditions. The existing conditions have led an investment in the loan portfolio weighted to Commercial Real Estate and Commercial and Industrial, which accounts for 60.1% of total loans receivable. These loans generally are collateralized by the underlying real estate and supported by personal guarantees of the borrowers.

Allowance for loan and lease losses

The allowance for loan and lease losses increased $2.5 million from $7.6 million at December 31, 2018 to $10.1 million at December 31, 2019. The increase in the allowance for loan and lease losses was due to a provision of $2.9 million (with a corresponding $2.3 million charge-off) booked in the second quarter associated with a single loan stemming from operating cash flow weaknesses and collateral shortfall, and an additional $1.5 million reserve added in connection with accounting for one troubled debt restructuring in the fourth quarter of 2019.

Based upon the overall assessment and evaluation of the loan portfolio at December 31, 2019, management believes the allowance for loan and lease losses of $10.1 million, which represents 1.25% of gross loans outstanding, was adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan and lease losses:

	Year ended December 31,
(In thousands)	2019	2018	2017

Balance at beginning of the period	$7,609	$6,297	$4,675
Charge-offs:
Residential Real Estate	(118)	(2)	-
Commercial and Industrial	(2,418)	-	(265)
Consumer and Other	(123)	(33)	(39)
Total charge-offs	(2,659)	(35)	(304)
Recoveries:
Commercial Real Estate	2	7	10
Residential Real Estate	10	2	-
Commercial and Industrial	172	34	2,769
Consumer and Other	10	1	4
Total recoveries	194	44	2,783

Net (charge-offs) recoveries	(2,465)	9	2,479
Provision (credit) charged to earnings	4,971	1,303	(857)
Balance at end of the period	$10,115	$7,609	$6,297

Ratios:
Net (charge-offs) recoveries to average loans	(0.305)%	0.001%	0.370%
Allowance for loan losses to total loans	1.25%	0.98%	0.88%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment and the percentage of the loans to total loans:

	December 31,
(In thousands)	2019		2018		2017
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans
Commercial Real Estate	$3,789	38.71%	$1,866	35.23%	$2,212	41.68%
Residential Real Estate	1,038	21.61%	1,059	20.16%	959	20.34%
Commercial and Industrial	4,340	21.41%	3,558	24.58%	2,023	18.23%
Consumer and Other	341	10.58%	641	12.12%	568	12.19%
Construction	477	5.96%	350	5.90%	481	6.62%
Construction to permanent - CRE	130	1.73%	108	2.01%	54	0.94%
Unallocated	-	N/A	27	N/A	-	N/A
Total	$10,115	100.00%	$7,609	100.00%	$6,297	100.00%

Nonperforming Assets

The following table presents non-accrual and accruing loans which were past due by over 90 days for the dates indicated:

(In thousands)	December 31,
	2019	2018	2017
Non-accruing loans:
Commercial Real Estate	$11,961	$3,525	$-
Residential Real Estate	3,228	2,006	3,028
Commercial and Industrial	2,094	4,681	748
Consumer and Other	766	174	2
Construction	-	8,800	-
Total non-accruing loans	18,049	19,186	3,778

Loans past due over 90 days and still accruing	19	1,316	1,356
Other real estate owned	2,400	2,945	-
Total nonperforming assets	$20,468	$23,447	$5,134

Nonperforming assets to total assets	2.09%	2.46%	0.60%
Nonperforming loans to total loans, net	2.25%	2.65%	0.72%

Non-accrual loans decreased $1.2 million, from $19.2 million at December 31, 2018 to $18.0 million at December 31, 2019. The $18.0 million of non-accrual loans at December 31, 2019 was comprised of 27 borrowers. Two TDR loans of $9.3 million were included in the non-accrual loans. The Company has obtained appraisal reports from independent licensed appraisal firms, applied a 12% discount to reflect the Bank's experience selling OREO properties and applied 8% selling costs to determine estimated impairment. The Bank evaluated the impaired loans individually. A specific reserve of $1.5 million has been established for one of the twenty-seven impaired loans. After evaluation for other twenty-six impaired loans, the Bank determined that there was no resulting specific reserve as of December 31, 2019 due to sufficient cash flow or collateral supporting each loan.

The $19.2 million of non-accrual loans at December 31, 2018 is comprised of 23 relationships, for which a specific reserve of $1.5 million has been established. There were no TDR loans included in the non-accrual loans as of December 31, 2018.

Loans held for sale

Loans held for sale are made up of SBA loans which totaled $15.3 million at December 31, 2019, with no balance at December 31, 2018.

SBA loans are originated under the U.S. Small Business Administration ("SBA") 7(a) program. Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or equipment. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

Under the SBA 7(a) program the loans generally carry a SBA guaranty for 75% of the loan. The Bank can sell the guaranteed portion in the secondary market and retain and hold for investment the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications.

Patriot sells the guaranteed portion of SBA loans for liquidity purposes and to generate non-interest income. Loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. Loans held for sale at December 31, 2019, consisted of $10.2 million commercial and industrial loans and $5.1 million commercial real estate. The increase in loans held for sale was due to the retention of certain loans that were pending SBA review prior to completion of the sale. These loans are expected to clear SBA review and to be sold in the first half of 2020. The Company sold $12.0 million SBA loans during year ended December 31, 2019, compared to $1.9 million for the year ended December 31, 2018.

Premises and equipment

As of December 31, 2019 and 2018, Patriot recorded premises and equipment, net of $34.6 million and $35.4 million, respectively. The decrease was primarily due to normal depreciation of the active premises and equipment during the year ended December 31, 2019.

Management continuously reviews its branch locations and corporate offices to improve penetration in targeted markets and increase operating efficiencies.

Other Real Estate Owned (“OREO”)

As of December 31, 2019 and 2018, Patriot recorded OREO of $2.4 million and $2.9 million on the Consolidated Balance Sheet, respectively. The 2019 OREO balance consists of the lower of the carrying value of loans receivable due from the mortgage of two foreclosed residential properties or the estimated net realizable value of the underlying properties acquired through foreclosure which properties are currently being marketed for sale. In 2019, Patriot sold the OREO acquired from Prime Bank merger in May 2018 and recognized a loss of $14,000. No OREO property was sold in 2018.

Goodwill

The Company completed its acquisition of Prime Bank in May 2018, and recorded $1.7 million of goodwill at December 31, 2018. The goodwill was adjusted to $1.1 million as a result of reducing by $621,000 the estimated amount to be paid pursuant to certain problem loans pending resolution as of May 10, 2019. No further adjustment was made during the year ended December 31, 2019. The Company performed its annual review of the goodwill as of December 31, 2019 and determined that there was no impairment of goodwill.

Core deposit intangible (“CDI”)

Core deposit intangible (“CDI”) was recorded as part of the Prime Bank business combination in May 2018. The CDI is amortized over a 10-year period using the straight-line method. CDI decreased $75,000 from $698,000 at December 31, 2018 to $623,000 at December 31, 2019 solely due the amortization for the year 2019. The Company performed a review of the CDI as of December 31, 2019 and determined that there was no impairment of the CDI.

Deferred Taxes

As of December 31, 2019, Patriot had available approximately $22.7 million of Federal net operating loss carryforwards (“NOL”) that are offset by $15.5 million in Internal Revenue Code §382 limitations. Of the NOL of $22.7 million, approximately $20.2 million will expire between 2030 and 2033 and $2.5 million does not expire.

For the year ended December 31, 2019 and 2018, the Bank recorded an uncertain tax position (“UTP”) of $1.2 million and $1.1 million related to the utilization of certain federal net operating losses, respectively.

Additionally, Patriot has approximately $56.4 million of NOLs available for Connecticut tax purposes at December 31, 2019, which may be used to offset up to 50% of taxable income in any year. The NOLs expire between 2030 and 2039.

As of December 31, 2019, Patriot had a $11.1 million deferred tax asset, comprised of multiple temporary differences, in addition to the previously aforementioned NOLs, which management believes will be fully realized in the future. The assessment of the potential realizability of the deferred tax assets is based on observation of the condition and future of the Bank, including:

●	Exclusive of what management believes is an isolated credit loss in 2019, favorable financial performance over the past three years;
●	Forecasted taxable income for 2020 and future periods;
●	The growth in loan originations and the overall quality of the loan portfolio;
●	Improvements in operations and cost management; and
●	Net operating loss carry-forwards that do not begin to expire until 2030.

There is no guarantee that Patriot will realize the benefits of the NOLs in the future. As such, management continues to evaluate its ability to realize the benefits of the net deferred tax assets and will act accordingly if conditions change.

Derivatives

As of December 31, 2019, Patriot had entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the Consolidated Balance Sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized $30,000 gain on the swaps for the year ended December 31, 2019. There was no gain on the swaps for the year ended December 31, 2018 as the initial swaps were entered in the fourth quarter of 2018.

Further discussion of the final derivatives is set forth in Note 11 to the Consolidated Financial Statements.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	December 31,
	2019	2018	2017

Non-interest bearing	$88,135	$84,471	$81,197
Interest bearing:
NOW	26,864	26,100	25,476
Savings	64,020	81,912	135,975
Money market	99,115	85,197	16,575
Certificates of deposit, less than $250,000	193,942	203,683	173,221
Certificates of deposit, $250,000 or greater	67,550	78,318	66,866
Brokered deposits	229,909	183,600	138,129
Total Interest bearing	681,400	658,810	556,242

Total Deposits	$769,535	$743,281	$637,439

Total deposits increased by $26.2 million or 3.5%, from $743.3 million at December 31, 2018 to $769.5 million at December 31, 2019, resulting from an increase of $46.3 million in brokered deposits and $13.9 million in money market deposits, which partially offset by a decline of $20.5 million in certificates of deposits (CDs) and $17.9 million in savings deposits. Total core deposits (DDA, NOW, Savings, MMA and CD’s less than $250,000) declined slightly from $481.4 million at the end of 2018 to $472.1 million at the end of 2019, a decline of 1.9%. The decline reflects a very competitive local deposit rate market. Patriot is attempting to expand its core deposit growth with the development of a national on-line money market account which launched in January of 2020.

Other deposit initiatives, including establishing a foundation for a prepaid deposit account operation, are in place and are expected to add lower-cost deposit balances by the middle of 2020. This initiative includes the purchase of deposit balances from a third party which is currently moving through an application and review process with the OCC division of licensing.

Borrowings

As of December 31, 2019 and 2018, total borrowings were $130.9 million and $131.0 million, respectively. Borrowings consist of Federal Home Loan Bank (“FHLB”) advances, senior notes, junior subordinated debentures, and a note payable to the seller from whom the Fairfield branch building was purchased in 2015.

Shareholders’ Equity

Equity decreased $2.3 million from $69.3 million at December 31, 2018 to $67.0 million at December 31, 2019. The decrease was primarily due to $2.8 million of net loss for the year ended December 31, 2019 and $155,000 common stock dividend payments, which was partially offset by $423,000 of investment portfolio unrealized gain and $214,000 of equity compensation for the year ended December 31, 2019.

Average Balances

The following table presents daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for each of the years in the three-year period ended December 31, 2019.

(In thousands)	Year ended December 31,
	2019			2018			2017
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$807,162	$40,568	5.03	$748,260	$37,546	5.02	$662,299	$31,270	4.72
Investments	56,897	2,120	3.73	45,514	1,796	3.95	38,527	1,365	3.54
Cash equivalents and other	45,276	956	2.11	55,858	1,033	1.84	22,970	214	0.93

Total interest earning assets	909,335	43,644	4.80	849,632	40,375	4.75	723,796	32,849	4.54

Cash and due from banks	5,024			5,330			3,966
Allowance for loan losses	(8,087)			(6,507)			(5,734)
OREO	2,551			748			840
Other assets	59,318			54,017			50,434

Total Assets	$968,141			$903,220			$773,302

Liabilities
Interest bearing liabilities:
Deposits	$682,826	$13,985	2.05	$616,081	$9,024	1.46	$500,953	$4,948	0.99
Borrowings	94,084	2,175	2.31	108,108	1,634	1.51	107,554	702	0.65
Senior notes	11,814	915	7.75	11,739	915	7.79	11,664	915	7.84
Subordinated debt	17,834	1,118	6.27	13,060	767	5.87	8,204	360	4.39
Note Payable and other	1,364	25	1.83	2,037	38	1.87	1,788	31	1.75

Total interest bearing liabilities	807,922	18,218	2.25	751,025	12,378	1.65	630,163	6,956	1.10

Demand deposits	81,754			78,765			75,177
Other liabilities	8,965			4,545			2,393

Total Liabilities	898,641			834,335			707,733

Shareholders' equity	69,500			68,885			65,569

Total Liabilities and Shareholders' Equity	$968,141			$903,220			$773,302

Net interest income		$25,426			$27,997			$25,893

Interest margin			2.80			3.29			3.58
Interest spread			2.55			3.10			3.44

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the years ended December 31, 2019 to 2018 and December 31, 2018 to 2017.

	Year ended December 31,
	2019 compared to 2018				2018 compared to 2017
(In thousands)	Increase/(Decrease)				Increase/(Decrease)
	Daily Average Balance	Volume	Rate	Total	Daily Average Balance	Volume	Rate	Total
Interest Earning Assets:
Loans	$58,902	$2,894	$128	$3,022	$85,961	$4,148	$2,128	$6,276
Investments	11,383	412	(88)	324	6,987	246	185	431
Cash equivalents and other	(10,582)	(199)	122	(77)	33,156	305	514	819

Total interest earning assets	59,703	3,107	162	3,269	126,104	4,699	2,827	7,526

Interest bearing liabilities:
Deposit	66,745	1,609	3,352	4,961	115,128	1,614	2,462	4,076
Borrowings	(14,024)	(212)	753	541	554	4	928	932
Senior notes	75	-	-	-	75	-	-	-
Subordinated debt	4,774	280	71	351	4,856	213	194	407
Note payable and other	(673)	(13)	-	(13)	249	3	4	7

Total interest bearing liabilities	56,897	1,664	4,176	5,840	120,862	1,834	3,588	5,422

Net interest income	$2,806	$1,443	$(4,014)	$(2,571)	$5,242	$2,865	$(761)	$2,104

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years 2019 and 2018

For the year ended December 31, 2019, the Company recorded a net loss of $2.8 million ($0.72 basic and diluted loss per share) compared to a net income of $3.2 million ($0.82 basic and diluted earnings per share) for the year ended December 31, 2018.

Loss before tax benefit was $3.7 million for the year ended December 31, 2019, compared to income before income tax expense of $4.1 million for the year ended December 31, 2018. Highlights include:

•	Interest and dividend income increased $3.2 million;
•	Net interest income decreased $2.6 million;
•	Provision for loan losses increased $3.7 million; and
•	Non-interest expense increased $2.5 million.

Net interest income

Net interest income is the difference between interest income on interest earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

For the year ended December 31, 2019, interest income increased $3.2 million as compared to the year ended December 31, 2018. Average loan balances increased $58.9 million as compared to the year ended December 31, 2018. Total interest expense increased $5.8 million as compared to the year ended December 31, 2018, primarily due to an increase of $4.9 million in deposit interest expense, an increase of $541,000 in interest on FHLB borrowings, and $351,000 in subordinated debt interest.

The increase in deposit interest cost was associated with an increase in higher cost wholesale funding (brokered deposits increased $46 million from the balance of a year ago) along with higher deposit rates associated with a competitive retail deposit market. The increase in interest cost on FHLB borrowings was due to the re-set of FHLB convertible floating to fixed rate advances to longer-term fixed rate borrowings to rates ranging from 3.47% to 3.61%, and the increase in subordinated debt interest reflects the full year cost of subordinated debt issued in June of 2018.

Net interest income for the years ended December 31, 2019 and 2018 was $25.4 million and $28.0 million, respectively. Net interest margin for the year ended December 31, 2019 and 2018 were 2.8% and 3.29%, respectively.

The decline in net interest income and net interest margin reflects the impact of increasing deposit costs associated with higher rates paid on retail deposits, the impact of non-accrual and reduced rate loans, an increased reliance on more expensive wholesale funding sources, and the impact of the higher FHLB borrowing rates and subordinated debt issued in June 2018. Higher retail deposit rates are primarily the result of increased rate competition in Patriot’s local retail markets. Patriot is exploring alternative lower-cost funding sources which, along with a recent decline in market interest rates, is expected to positively impact the aggregate cost of funding.

Provision (credit) for loan losses

For the year ended December 31, 2019, provision for loan losses increased to $5.0 million, as compared to $1.3 million in 2018. The increase of provision for loan losses in 2019 was primarily attributable to the growth in the loan portfolio, a $2.3 million commercial loan charge-off and a reserve for loan losses of $1.5 million for one commercial real estate loan in 2019.

Non-interest income

For the year ended December 31, 2019, non-interest income increased to $2.5 million, as compared to $1.6 million in 2018. The increase was primarily attributable to net realized gains of $891,000 on the sale of SBA loans. SBA loans sold in 2019 totaled $12.0 million and the premium recognized on SBA loans sold was 9.4% of the balance of loans sold.

Non-interest expense

For the year ended December 31, 2019, non-interest expense increased to $26.7 million, as compared to $24.2 million for 2018. The increase in non-interest expenses was primarily driven by increases of $1.9 million in salaries and benefits, $833,000 in professional and other outside services, and $431,000 in other operating expenses, due to continued expansion of the Bank’s business activities. The increases were partially offset by reduction of $1.6 million in non-recurring project expenses.

The increase in salaries and benefits reflects the build-up of the SBA team, additional costs associated with the Prime acquisition, and increased headcount supporting new deposit initiatives and expansion of credit, finance and compliance support functions.

The increase in professional and outside service fees included the impact of costs incurred with SBA origination and sale activities and additional expenses associated with the expansion of deposit raising initiatives and resolution of documentation and policy matters associated with the OCC Formal Agreement.

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

The 2018 net income is not comparable to the prior year due to a $2.8 million credit recovery that was recognized in the first quarter of 2017 and $2.1 million of non-recurring acquisition-related expenses recognized in 2018.

Net interest income

Net interest income is the difference between interest income on interest earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

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

As loans continued to grow in 2018, so did the need to increase the Bank’s deposit base and liquidity sources. Since the second half of 2016, the Bank has adopted a CD program to attract term deposits at competitive rates. For the year ended December 31, 2018, total interest expense increased $5.4 million compared to the year ended December 31, 2017, primarily driven by $4.1 million increase in interest on deposits as the result of an increase in higher cost brokered and listing service deposits which carry higher rates than retail banking deposits. In addition, interest expense increased $407,000 primarily associated with the subordinated debt issued on June 29, 2018.

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

LIQUIDITY

The Company’s balance sheet liquidity to total assets ratio was 10.0% at December 31, 2019 compared to 10.7% at December 31, 2018. Liquidity including readily available off-balance sheet funding sources was 17.3% at December 31, 2019 compared to 19.4% at December 31, 2018. The Company’s available total liquidity (readily available plus brokered deposit availability) to total assets ratio was 18.21% at December 31, 2019 compared to 23.7% at December 31, 2018.

The following categories of assets are considered balance sheet liquidity: cash and due from banks, federal funds sold (if any), short-term investments (if any), unpledged available-for-sale securities, and loans held for sale. In addition, off-balance sheet funding sources include collateral based borrowing available from the FHLB, correspondent bank borrowing lines, and brokered deposits subject to internal limitations are included in the Bank’s available total liquidity measure.

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

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). At December 31, 2019, the outstanding advances from the FHLB-B aggregated $100.0 million. The additional borrowing capacity available from FHLB-B is $65.9 million, which is comprised of $63.9 million of advances and a $2.0 million overnight line of credit. Additionally, the Bank has the ability to borrow from the FRB.

As of December 31, 2019, the maturities of Patriot’s contractual obligations are as follows:

(In thousands)
	Contractual Obligations Due
Contractual Obligation Category	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Certificates of deposit	$242,036	$17,607	$1,849	$-	$261,492
Brokered deposits	206,707	22,952	250	-	229,909
Federal Home Loan Bank borrowings	10,000	-	90,000	-	100,000
Senior notes	-	12,000	-	-	12,000
Subordinated debt	-	-	-	10,000	10,000
Junior subordinated debt	-	-	-	8,248	8,248
Note payable	199	408	586	-	1,193
Operating lease obligations	520	1,028	813	1,564	3,925

Total contractual obligations	$459,462	$53,995	$93,498	$19,812	$626,767

OFF-BALANCE SHEET ARRANGEMENTS

The Bank’s off-balance sheet commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2019, the Bank’s off-balance sheet commitments are as follows:

(In thousands)	December 31, 2019
Commitments to extend credit:
Unused lines of credit	$71,101
Undisbursed construction loans	25,367
Home equity lines of credit	20,032
Future loan commitments	27,822
Financial standby letters of credit	743
$145,065

REGULATORY CAPITAL REQUIREMENTS

The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at December 31, 2019 and 2018:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	$90,083	10.510	$90,722	10.452	$100,953	11.826	$99,341	11.500
Tier 1 Capital (to risk weighted assets)	69,957	8.161	73,101	8.422	90,827	10.640	91,720	10.618
Common Equity Tier 1 Capital (to risk weighted assets)	61,957	7.228	65,101	7.500	90,827	10.640	91,720	10.618
Tier 1 Leverage Capital (to average assets)	69,957	7.148	73,101	7.842	90,827	9.279	91,720	9.838

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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis. Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

The Bank’s goal is to maximize long term profitability while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price the Bank’s assets and liabilities to maintain an acceptable interest rate spread while reducing the net effect of changes in interest rates. In order to accomplish this, the focus is on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable rate loans for the portfolio and purchase short-term investments to offset the increasing short-term re-pricing of the liability side of the balance sheet. In fact, a number of the interest-bearing deposit products have no contractual maturity. Therefore, deposit balances may run off unexpectedly due to changing market conditions. Additionally, loans and investments with longer term rate adjustment frequencies can be matched against longer term deposits and borrowings to lock in a desirable spread.

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

The tables below set forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases. The analyses indicate the rate risk embedded in the Company’s portfolio at the dates indicated should all interest rates instantaneously rise or fall. The results of these changes are added to or subtracted from the base case; however, there are certain limitations to these types of analyses. Rate changes are rarely instantaneous, and these analyses may therefore overstate the impact of short-term repricings. As a result of the historically low interest rate environment, the calculated effects of the 100 and 200 basis point downward shocks cannot absolutely reflect the risk to earnings and equity, since the interest rates on certain balance sheet items have approached their minimums. Therefore, it is not possible for the analyses to fully measure the true impact of these downward shocks.

(In thousands)
	Net Portfolio Value - Performance Summary
	As of December 31, 2019			As of December 31, 2018
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$115,401	$(4,473)	(3.7)	$122,002	$(3,027)	(2.4)
+100	119,249	(625)	(0.5)	125,681	652	0.5
BASE	119,874	-	-	125,029	-	-
-100	119,167	(707)	(0.6)	120,108	(4,921)	(3.9)
-200	117,418	(2,456)	(2.0)	115,924	(9,105)	(7.3)

(In thousands)	Net Interest Income - Performance Summary
	Year ended December 31, 2019			Year ended December 31, 2018
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$30,354	$2,160	7.7	$32,729	$1,712	5.5
+100	29,385	1,191	4.2	32,179	1,162	3.7
BASE	28,194	-	-	31,017	-	-
-100	27,173	(1,021)	(3.6)	30,014	(1,003)	(3.2)
-200	26,280	(1,914)	(6.8)	28,615	(2,402)	(7.7)

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

ITEM 8. Financial Statements and Supplementary Data

The Financial Statements required by this item are presented in the order shown below, in ITEM 15:

-	Report of Independent Registered Public Accounting Firm - As of and for each of the years ended December 31, 2019, 2018 and 2017
-	Consolidated Balance Sheets as of December 31, 2019 and 2018
-	Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2019
-	Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three-year period ended December 31, 2019
-	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2019
-	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2019
-	Consolidated Supplemental Statements of Non-Cash Activity for each of the years in the three-year period ended December 31, 2019
-	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided below.

The following tables present the summarized quarterly results of operations (unaudited) to the Consolidated Financial Statements for each of the calendar years in the two-year period ended December 31, 2019:

(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019:
Interest and Dividend Income	$10,585	$11,094	$11,012	$10,953
Interest expense	4,227	4,474	4,769	4,748
Net Interest Income	6,358	6,620	6,243	6,205
Provision for loan losses	165	2,937	100	1,769
Non-interest income	746	758	571	408
Non-interest expense	6,448	6,728	6,679	6,799
Income before income taxes	491	(2,287)	35	(1,955	) (2)
Provision (benefit) for income taxes	168	(632)	8	(443)
Net income (loss)	$323	$(1,655)	$27	$(1,512	) (2)

Earnings per share
Basic	$0.08	$(0.42)	$0.01	$(0.39	) (2)
Diluted (1)	$0.08	$(0.42)	$0.01	$(0.39	) (2)

Weighted average shares outstanding - Basic	3,917,312	3,921,878	3,922,783	3,925,064
Weighted average shares outstanding - Diluted	3,917,312	3,921,878	3,922,783	3,925,064

(1)

The weighted average diluted shares outstanding did not include 448, 5,572, 417, and 4,604 anti-dilutive restricted common shares as of March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, respectively.

(2)

In the fourth quarter of 2019, an addition to the allowance of loan loss reserve of $1.5 million was recorded in connection with accounting for one troubled debt restructuring in the fourth quarter. The increase in loan loss provision had the effect of reducing net income for the fourth quarter of 2019 from a net loss of $422,000 to a net loss of $1.5 million. Basic and diluted loss per share was reduced from $0.11 to a loss per share of $0.39 for the fourth quarter of 2019.

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018:
Interest and Dividend Income	$9,312	$9,890	$10,244	$10,929
Interest expense	2,249	2,849	3,456	3,824
Net Interest Income	7,063	7,041	6,788	7,105
Provision for loan losses	185	50	50	1,018
Non-interest income	322	386	354	565
Non-interest expense	5,791	5,961	6,047	6,436
Income before income taxes	1,409	1,416	1,045	216
Provision (benefit) for income taxes	344	380	276	(110)
Net income	$1,065	$1,036	$769	$326

Earnings per share
Basic	$0.27	$0.27	$0.20	$0.08
Diluted	$0.27	$0.26	$0.20	$0.08	(2)

Weighted average shares outstanding - Basic	3,900,513	3,903,858	3,904,751	3,907,006
Weighted average shares outstanding - Diluted	3,917,114	3,917,461	3,918,818	3,917,096

(2)

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

As used herein, “disclosure controls and procedures” means controls and other procedures of Patriot that are designed to ensure that information required to be disclosed by Patriot in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and regulations. Patriot’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Continual evaluation of the effectiveness of its disclosure controls and procedures is performed by management, with the participation of Patriot’s Chief Executive Officer and Chief Financial Officer. Management has concluded that Patriot’s disclosure controls and procedures were effective as of and for the year ended December 31, 2019.

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

Management believes all necessary disclosure controls and procedures needed to provide reasonable assurance that information will be communicated in a timely fashion to management are in place.

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

A material weakness in the Company’s internal control over financial reporting, disclosed in Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, resulted from the aggregation of control deficiencies in management’s review of the calculation of the allowance for loan losses, which includes the review of the completeness and accuracy of inputs and other information used in the allowance for loan losses calculation, as well as the precision of management’s review over the allowance for loan losses calculation. This previously identified internal control weakness has now been remediated.

In response to the identified material weakness, management implemented changes to its disclosure controls and procedures and its system of internal control over financial reporting in each of the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, and December 31, 2019 including changes to the process and procedures for establishing allowances for loan loss and enhancements to create a more robust review process. Other implemented enhancements include strengthened controls over the monitoring and valuation of collateral related to loans deemed to be impaired and for which specific reserves have been established. Management has determined that the control processes around the precision of the preparation and review of the calculation of the allowance for loan losses are effective.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).Based on management's assessment, management concluded that, as of December 31, 2019, the Company's internal control over financial reporting was effective based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

In accordance with the rules and regulations of the SEC, management’s report on the design and effectiveness of Patriot’s system of internal controls over financial reporting is not subject to attestation by Patriot’s independent registered public accounting firm. The SEC rules and regulations applicable to Patriot only require a report by management. Accordingly, this annual report on Form 10-K for the year ended December 31, 2019 does not include an opinion by Patriot’s independent registered public accounting firm regarding management’s system of internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to the Company’s Amendment to this Form 10-K, which is due in 120 days following December 31, 2019. The Company plans to avail itself of a 45-day extension to file the Amendment relying on an order issued by the SEC on March 25, 2020 (Release No. 34-88465) granting exemptions to public companies affected by COVID-19. The Company plans to file the Amendment no later than June 15, 2020.

The Company has previously adopted a Code of Conduct for its senior financial officers, which was filed as Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 25, 2015. In addition, the Company adopted a Code of Ethics and Conflict of Interest Policy on October 24, 2018, amended as of March 27, 2019, which was filed as Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019. Copies of these codes will be provided to any person so requesting by writing to Patriot National Bancorp Inc., 900 Bedford Street, Stamford, Connecticut 06901, Attn: Joseph D. Perillo, Chief Financial Officer.

ITEM 11. Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Amendment to this Form 10-K, which the Company plans to file no later than June 15, 2020 relying on the exemptions provided by an order issued by the SEC on March 25, 2020 (Release No. 34-88465).

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Amendment to this Form 10-K, which the Company plans to file no later than June 15, 2020 relying on the exemptions provided by an order issued by the SEC on March 25, 2020 (Release No. 34-88465).

The table below provides information as of December 31, 2019, with respect to the compensation plan under which equity securities of the Company are authorized for issuance to directors, officers or employees.

Plan Category	Number of common shares to be issued upon vesting of restricted shares	Weighted average grant date fair value	Number of common shares available for issuance under the Plan excluding unvested shares

Equity compensation plans approved by security holders	21,470	$12.91	2,860,438

Equity compensation plans not approved by security holders	-	-	-

Total	21,470	$12.91	2,860,438

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Amendment to this Form 10-K, which the Company plans to file no later than June 15, 2020 relying on the exemptions provided by an order issued by the SEC on March 25, 2020 (Release No. 34-88465).

ITEM 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated into this Form 10-K by reference to the Amendment to this Form 10-K, which the Company plans to file no later than June 15, 2020 relying on the exemptions provided by an order issued by the SEC on March 25, 2020 (Release No. 34-88465).

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

10(a)(1)	2012 Stock Plan of Patriot National Bancorp Inc. (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed on November 1, 2011)
10(a)(2)

Amended Financial Services Agreement, by and between Patriot National Bancorp, Inc. and PNBK Sponsor LLC, dated August 7, 2014 (incorporated by reference to Exhibit 10(a) (20) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 000-29599) filed on August 8, 2014)

10(a)(3)	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)
10(a)(4)

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

Code of Ethics and Conflict of Interest Policy, dated March 27, 2019 Form of Agreement with The Comptroller of the Currency, dated as of November 7, 2018 (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019)

21	Subsidiaries of Bancorp (filed herewith)

23.1	Consent of RSM US LLP
31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101.INS#	XBRL Instance Document
101.SCH#	XBRL Schema Document
101.CAL#	XBRL Calculation Linkbase Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.DEF# XBRL Presentation Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files.

Report of Independent Registered Public Accounting Firm

 To the Shareholders and the Board of Directors of Patriot National Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

New Haven, Connecticut

April 29, 2020

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2019	December 31, 2018

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,693	$7,381
Interest bearing deposits	36,711	59,056
Total cash and cash equivalents	39,404	66,437
Investment securities:
Available-for-sale securities, at fair value	48,317	39,496
Other investments, at cost	4,450	4,963
Total investment securities	52,767	44,459

Federal Reserve Bank stock, at cost	2,897	2,866
Federal Home Loan Bank stock, at cost	4,477	4,928
Loans receivable (net of allowance for loan losses: 2019: $10,115, 2018: $7,609)	802,049	772,767
SBA loans held for sale	15,282	-
Accrued interest and dividends receivable	3,603	3,766
Premises and equipment, net	34,568	35,435
Other real estate owned	2,400	2,945
Deferred tax asset, net	11,133	10,851
Goodwill	1,107	1,728
Core deposit intangible, net	623	698
Other assets	9,526	4,816
Total assets	$979,836	$951,696

Liabilities
Deposits:
Noninterest bearing deposits	$88,135	$84,471
Interest bearing deposits	681,400	658,810
Total deposits	769,535	743,281

Federal Home Loan Bank and correspondent bank borrowings	100,000	100,000
Senior notes, net	11,853	11,778
Subordinated debt, net	9,752	9,723
Junior subordinated debt owed to unconsolidated trust, net	8,102	8,094
Note payable	1,193	1,388
Advances from borrowers for taxes and insurance	3,681	2,926
Accrued expenses and other liabilities	8,726	5,166
Total liabilities	912,842	882,356

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; As of December 31, 2019: 4,004,410 shares issued; 3,930,669 shares outstanding As of December 31, 2018: 3,984,415 shares issued; 3,910,674 shares outstanding	106,170	105,956
Accumulated deficit	(38,773)	(35,790)
Accumulated other comprehensive loss	(403)	(826)
Total shareholders' equity	66,994	69,340
Total liabilities and shareholders' equity	$979,836	$951,696

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017

Interest and Dividend Income
Interest and fees on loans	$40,568	$37,546	$31,270
Interest on investment securities	1,667	1,306	982
Dividends on investment securities	453	490	383
Other interest income	956	1,033	214
Total interest and dividend income	43,644	40,375	32,849

Interest Expense
Interest on deposits	13,985	9,024	4,948
Interest on Federal Home Loan Bank borrowings	2,175	1,634	702
Interest on senior debt	915	915	915
Interest on subordinated debt	1,118	767	360
Interest on note payable and other	25	38	31
Total interest expense	18,218	12,378	6,956

Net interest income	25,426	27,997	25,893

Provision (Credit) for Loan Losses	4,971	1,303	(857)

Net interest income after provision for loan losses	20,455	26,694	26,750

Non-interest Income
Loan application, inspection and processing fees	113	51	73
Deposit fees and service charges	492	524	590
Gains on sales of loans	891	162	4
Rental income	589	413	399
Other income	398	477	378
Total non-interest income	2,483	1,627	1,444

Non-interest Expense
Salaries and benefits	13,681	11,741	10,915
Occupancy and equipment expense	3,521	3,159	3,133
Data processing expense	1,463	1,313	1,139
Professional and other outside services	3,010	2,177	2,050
Project expenses	465	2,098	640
Advertising and promotional expense	380	258	322
Loan administration and processing expense	155	93	63
Regulatory assessments	1,233	1,142	844
Insurance expense, net	136	90	233
Communications, stationary and supplies	518	503	381
Other operating expense	2,092	1,661	1,452
Total non-interest expense	26,654	24,235	21,172

(Loss) Income before income taxes	(3,716)	4,086	7,022

(Benefit) Provision for Income Taxes	(899)	890	2,875

Net (loss) income	$(2,817)	$3,196	$4,147

Basic (loss) earnings per share	$(0.72)	$0.82	$1.06
Diluted (loss) earnings per share	$(0.72)	$0.82	$1.06

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)	Year Ended December 31,
	2019	2018	2017

Net (loss) income	$(2,817)	$3,196	$4,147
Other comprehensive (loss) income
Unrealized holding gain (loss) on securities	571	(860)	(64)
Income tax effect	(148)	189	25
Reclassification for realized losses on sale of investment securities, net of tax	-	-	4
Total other comprehensive income (loss)	423	(671)	(35)
Comprehensive (loss) income	$(2,394)	$2,525	$4,112

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2017	3,891,897	105,592	(42,902)	(120)	62,570
Comprehensive income:
Net income	-	-	4,147	-	4,147
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(35)	(35)
Total comprehensive income	-	-	4,147	(35)	4,112
Purchase of treasury stock	(100)	(2)	-	-	(2)
Common stock dividends	-	-	(77)	-	(77)
Share-based compensation expense	-	146	-	-	146
Vesting of restricted stock	7,878	-	-	-	-
Balance at December 31, 2017	3,899,675	$105,736	(38,832)	(155)	66,749
Comprehensive income:
Net income	-	-	3,196	-	3,196
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(671)	(671)
Total comprehensive income	-		3,196	(671)	2,525
Common stock dividends	-	-	(154)	-	(154)
Share-based compensation expense	-	220	-	-	220
Vesting of restricted stock	10,999	-	-	-	-
Balance at December 31, 2018	3,910,674	$105,956	(35,790)	(826)	69,340
Comprehensive income:
Net loss	-	-	(2,817)	-	(2,817)
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	423	423
Total comprehensive income	-	-	(2,817)	423	(2,394)
Common stock dividends	-	-	(155)	-	(155)
Share-based compensation expense	-	214	-	-	214
Transition adjustment related to adoption of ASC 842, net of tax	-	-	(11)	-	(11)
Vesting of restricted stock	19,995	-	-	-	-
Balance at December 31, 2019	3,930,669	$106,170	(38,773)	(403)	66,994

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(2,817)	$3,196	$4,147
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	7	15	86
Amortization and accretion of purchase loan premiums and discounts	997	523	650
Amortization of debt issuance costs	112	97	82
Amortization of core deposit intangible	75	50	-
Amortization of servicing assets of sold SBA loans	16	-	-
Provision (credit) for loan losses	4,971	1,303	(857)
Depreciation and amortization	1,600	1,486	1,269
Loss on sales of available-for-sale securities	-	-	(6)
Share-based compensation	214	220	146
(Increase) decrease in deferred income taxes	(1,136)	(265)	2,258
Originations of SBA loans held for sale	(26,947)	(2,254)	-
Proceeds from sale of SBA loans held for sale	12,556	2,096	-
Gains on sale of SBA loans held for sale, net	(891)	(155)	-
Net loss on sale of other real estate owned	94	-	9
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	163	(270)	(770)
Increase in other assets	(1,180)	(981)	(2)
Increase in accrued expenses and other liabilities	251	211	278
Net cash (used) provided by operating activities	(11,915)	5,272	7,290

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	6,500	37,032	16,929
Principal repayments on available-for-sale securities	3,893	2,267	2,361
Purchases of available-for-sale securities	(18,072)	(18,562)	(20,576)
Purchases of other investments	-	(513)	(512)
Proceeds from maturity of other investments	513	512	-
Purchases of Federal Reserve Bank stock	(31)	(364)	(393)
Redemptions (purchases) of Federal Home Loan Bank stock	451	961	(280)
Decrease (increase) in originated loans receivable, net	18,728	5,572	(63,139)
Purchases of loans receivable	(54,604)	(47,074)	(73,022)
Purchases of premises and equipment	(552)	(1,142)	(3,060)
Proceeds from sale of other real estate owned	897	-	842
Refund of (payment for) escrow deposit related to acquisition activity	500	(500)	-
Net cash used in business combination	-	(5,071)	-
Net cash used in investing activities	(41,777)	(26,882)	(140,850)

Cash Flows from Financing Activities:
Increase in deposits, net	26,254	59,658	108,115
Repayments of FHLB borrowings, net	-	(29,800)	(18,000)
Proceeds from issuance of subordinated note, net	-	9,709	-
Principal repayments of note payable	(195)	(192)	(189)
Decrease in advances from borrowers for taxes and insurance	755	97	153
Purchases of treasury stock	-	-	(2)
Dividends paid on common stock	(155)	(154)	(77)
Net cash provided by financing activities	26,659	39,318	90,000

Net (decrease) increase in cash and cash equivalents	(27,033)	17,708	(43,560)

Cash and cash equivalents at beginning of period	66,437	48,729	92,289

Cash and cash equivalents at end of period	$39,404	$66,437	$48,729

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)	Year Ended December 31,
	2019	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$17,740	$11,246	$6,424
Cash paid for income taxes	$22	$1,243	$515

Non-cash transactions:
Purchase of premises and equipment	$181	$415	$808
Increase in accrued expense and other liabilities	$(181)	$(415)	$(808)

Purchases of available-for-sale securities	$578	$-	$-
Increase in accrued expense and other liabilities	$(578)	$-	$-

Transfers of loans receivable to other real estate owned	$446	$1,954	$-

Recognition of operating lease right-of-use assets	$3,160	$-	$-
Recognition of operating lease liabilities	$(3,264)	$-	$-

Accrued rent payable - adoption ASC 842	$93	$-	$-

Capitalized servicing assets	$180	$-	$-

Business Combination Non-Cash Disclosures:
Assets acquired in business combination (net of cash received)	$-	$60,173	$-
Liabilities acquired in business combination	$-	$56,123	$-
Contingent liability assumed in business combination	$621	$707	$-

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to consolidated financial statements

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

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

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan and lease losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets, the impairment of goodwill, the valuation of derivatives, and the valuation of servicing assets as certain of Patriot’s more significant accounting policies and estimates, in that they are critical to the presentation of Patriot’s financial condition and results of operations. As they concern matters that are inherently uncertain, these estimates require management to make subjective and complex judgments in the preparation of Patriot’s Consolidated Financial Statements.

Reclassifications:

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Significant Changes in the Fourth Quarter of 2019:

In the fourth quarter of 2019, an addition to the allowance of loan loss reserve of $1.5 million was recorded in connection with accounting for one troubled debt restructuring in the fourth quarter. The increase in loan loss provision had the effect of reducing net income for the fourth quarter of 2019 from a net loss of $422,000 to a net loss of $1.5 million. Basic and diluted loss per share was reduced from $0.11 to a loss per share of $0.39 for the fourth quarter of 2019.

Summary of Significant Accounting Policies:

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

Federal Reserve Bank and Federal Home Loan Bank stock

The Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLB-B”), as collateral, in an amount equal to a percentage of its outstanding mortgage loans and loans secured by residential properties, including mortgage-backed securities. Additionally, the Bank is required to maintain an investment in the capital stock of the Federal Reserve Bank (“FRB”), as collateral, in an amount equal to one percent of six percent of the Bank’s total equity capital as per its latest Report of Condition (“Call Report”) filed with the Federal Deposit Insurance Corporation. The FRB requires that one-half of the investment in its stock be funded currently, with the remaining amount subject to call when deemed necessary by the FRB Board of Governors.

Shares in the FHLB-B and FRB are purchased and redeemed based upon their $100 par value. The stocks are non-marketable equity securities, and as such, are considered restricted securities that are carried at cost, and evaluated for impairment in accordance with relevant accounting guidance. In accordance with this guidance, the stocks’ values are determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as: (a) the significance of any decline in net assets of the FHLB-B or FRB, as applicable, compared to its capital stock amount, and the length of time this situation has persisted; (b) commitments by either the FHLB-B or FRB to make payments required by law or regulation and the level of such payments in relation to their operating performance; (c) the potential impact of any legislative or regulatory changes; and (d) the regulatory capital ratios and liquidity position of the FHLB-B or FRB, as applicable.

Included in the Bank’s investment portfolio are shares in the FHLB-B and FRB of $7.4 million and $7.8 million as of December 31, 2019 and 2018, respectively. Management has evaluated its investment in the capital stock of the FHLB-B and FRB for impairment, based on the aforementioned criteria, and has determined that as of December 31, 2019 and 2018 there is no impairment of its investment in either the FHLB-B or FRB.

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

At December 31, 2019 and 2018, the Bank’s investment portfolio includes a $4.5 million investment in the Solomon Hess SBA Loan Fund (“SBA Fund”). The Bank uses this investment to satisfy its Community Reinvestment Act lending requirements. At December 31, 2019 and 2018, the investment in the SBA Fund is reported in the Consolidated Balance Sheets at cost, which management believes approximates fair value.

Loans receivable

Loans that Patriot has the intent and ability to hold until maturity or for the foreseeable future generally are reported at their outstanding unpaid principal balances adjusted for unearned income, an allowance for loan and lease losses, if any, and any unamortized discount, premium and deferred fees.

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

A loan is considered impaired when, based on current information and events, it is probable that Patriot will be unable to collect the scheduled payments of principal or interest when due, according to the loan’s contractual terms. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration the circumstances contributing to the borrower’s loan performance issues, including the length of the delay, the reasons for the delay, the borrower’s prior payment history, and the amount of the shortfall in relation to the principal and interest owed. For commercial and real estate loans, impairment is measured for each individual loan based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or, for collateral dependent loans, the fair value of the collateral less applicable selling costs.

Impaired loans also include loans modified in troubled debt restructurings (“TDR”), where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment or maturity date extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. TDRs are generally placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated compliance with the restructured terms of the loan agreement and have performed for a minimum of six months.

Lower balance lending arrangements, such as consumer installment loans, are evaluated for impairment by pooling the loans into homogenous groupings. Accordingly, Patriot does not separately identify individual consumer installment loans for impairment, unless such loans are individually evaluated for impairment due to financial difficulties of the borrower.

Acquired Loans

Acquired loans are initially recorded at their acquisition date fair values. The carryover of allowance for loan and lease losses is prohibited as any credit losses in the acquired loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

Acquired Impaired Loans- Purchase Credit Impaired “PCI” Loans

Acquired loans that exhibit evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as PCI loans under Accounting Standards Codification (“ASC”) 310-30. The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is accreted into interest income over the remaining life of the loans using the interest method. The difference between contractually required payments at acquisition and the undiscounted cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses and other contractually required payments that the Company does not expect to collect. Subsequent decreases in expected cash flows are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan and lease losses. Subsequent improvements in expected cash flows result in a recovery of previously recorded allowance for loan and lease losses or a reversal of a corresponding amount of the non-accretable discount, which the Company then reclassifies as an accretable discount that is accreted into interest income over the remaining life of the loans using the interest method.

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

Subsequent to the purchase date, the methods used to estimate the allowance for loan and lease losses for the acquired non-impaired loans are consistent with the policy for allowance for loan and lease losses described below.

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

The non-specific ALLL by loan segment is calculated using a systematic methodology, consisting of a quantitative and qualitative analytical component, applied on a quarterly basis to homogeneous loans. The model is comprised of six distinct loan portfolio segments: Commercial Real Estate, Residential Real Estate, Commercial and Industrial, Consumer and Other, Construction, and Construction to Permanent  - Commercial Real Estate (“Construction to permanent  - CRE”).

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

Qualitative adjustments are aggregated into the nine categories described in the Interagency Policy Statement (“Interagency Statement”) issued by the bank regulators. Within the statement, the following qualitative factors are considered:

●	Changes in lending policies and procedures, including underwriting standards, collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
●	Changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments;
●	Changes in the nature and volume of the loan portfolio and terms of loans;
●	Changes in the experience, ability and depth of lending management and staff;
●	Changes in the volume and loss severity of past due loans, the volume of non-accrual loans, and the volume and loss severity of adversely classified or graded loans;
●	Changes in the quality of the loan review system;
●	Changes in the value of the underlying collateral for collateral-dependent loans;
●	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
●	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our current loan portfolio; and
●	An additional risk factor for special mention loans and substandard loans, which is designed to approximate the additional risk of these assets and is based on industry data.

Patriot provides for loan losses by consistently applying the documented ALLL methodology. Loan losses are charged to the allowance as incurred and recoveries are credited to the ALLL. Additions to the ALLL are charged against income, based on various factors which, in management’s judgment, deserve current recognition in estimating probable losses. Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, Patriot will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less costs to sell, for collateral dependent loans. Subsequent recoveries, if any, are credited to the ALLL. Patriot regularly reviews the loan portfolio and makes adjustments for loan losses, in order to maintain the allowance for loan and lease losses in accordance with US GAAP. The allowance for loan and lease losses consists primarily of the following three components:

(1)

Allowances are established for impaired loans (generally defined by Patriot as non-accrual loans, troubled debt restructured loans, and loans that were previously classified as troubled debt restructurings but have been upgraded). The amount of impairment provided as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the loan’s original effective interest rate or the underlying collateral value, less estimated costs to sell, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no discounted cash flow or collateral deficiency, if applicable, are not considered for general valuation allowances described below.

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

(3)

An unallocated component of the ALLL is considered when necessary to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the ALLL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies applied to estimating specific and general losses in the loan portfolio.

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

The Bank’s leveraged lending portfolio was evaluated relative to the rest of the Commercial & Industrial (“C&I”) pool, and an additional risk premium was assigned to those loans in aggregate, and is reflected in the commercial and industrial category in the ALLL calculation. These loans were isolated due their risk parameters and profile, including higher leverage than the rest of the Bank’s C&I portfolio.

The Bank’s SBA loan portfolio consists of the unguaranteed portion of certain C&I and Owner-Occupied CRE loans. An additional risk premium was assigned to those loans due to their risk parameters and profile, including higher historical loss rates (based on historical SBA data) than the rest of the C&I and Owner-Occupied CRE portfolio.

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

Loans Held for Sale

Loans held for sale represent the guaranteed portion of Small Business Administration (“SBA”) loans and are reflected at the lower of aggregate cost or market value. Patriot originates loans to customers under a SBA program that historically has provided for SBA guarantees of 75 percent of the principal balance of each loan. Patriot generally sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the unguaranteed portion in its portfolio. The amount of loan origination fees is included in the carrying value of loans sold and in the calculation of the gain or loss on the sale. When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets, less the discount of the retained portion of the loan are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.

Servicing Assets

Servicing assets represent the estimated fair value of retained servicing rights, net of servicing costs, at the time loans are sold. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on stratifying the underlying financial assets by date of origination and term. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment, if temporary, would be reported as a valuation allowance.

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

Impairment of long-lived assets

Long-lived assets, which are held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to non-interest expense.

Intangible Assets

Intangible assets include core deposit intangibles (“CDI”) and goodwill arising from acquisitions. The initial and ongoing carrying value of intangible assets is based upon modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires use of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, peer volatility indicators, and company-specific risk indicators.

CDI is amortized on straight-line basis over a 10-year period because that is managements’ estimate of the period Patriot will benefit from Prime Bank’s deposit base comprised of funds associated with long-term customer relationships. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The annual impairment test is conducted as of October annually. The fair value of each reporting unit is compared to the carrying amount of such reporting unit in order to determine if impairment is indicated.

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

Derivatives

Patriot enters into interest rate swap agreements (“swaps”), to provide a facility to mitigate for the borrower the fluctuations in the variable rate on the respective loan. The customer swaps are simultaneously hedge by offsetting derivatives that Patriot entered into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. Patriot’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income.

The credit risk associated with derivatives executed with customers is similar as that involved in extending loans and is subject to normal credit policies. Collateral is obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in noninterest income on the consolidated statement of income.

Income taxes

Patriot recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and loss carry forwards. Deferred tax assets (“DTA”s) and liabilities (“DTL”s) are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on DTAs and DTLs of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. When comparing 2019 and 2018 to prior periods, management noted improvements in the results of operations, forecasted future period taxable income, the overall quality of the loan portfolio, continued efforts to reduce and control operating expenses, and net operating loss carry-forwards that do not begin to expire until the year 2030. Based upon this evidence, management concluded there was no need for a valuation allowance as of December 31, 2019 and 2018.

Management will continue to evaluate its ability to realize the net deferred tax asset. Future evidence may indicate that it is more likely than not that a portion of the net deferred tax asset will not be realized at which point the valuation allowance may need to be increased.

Patriot had a net deferred tax asset of $11.1 million at December 31, 2019 as compared to a net deferred tax asset of $10.9 million at December 31, 2018.

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

Patriot’s returns for tax years 2016 through 2019 are subject to examination by the Internal Revenue Service (“IRS”) for U.S. Federal tax purposes and, for State tax purposes, by the Department of Revenue Services for the State of Connecticut and the State of New York Department of Taxation and Finance.

As of December 31, 2019 and 2018, the Bank recorded an uncertain tax position (“UTP”) related to the utilization of certain federal net operating losses of $1.2 million and $1.1 million, respectively. Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.

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

Segment reporting

Patriot’s only business segment is Community Banking. During the years ended December 31, 2019, 2018 and 2017, this segment represented all the revenues and income of Patriot.

Reserve for Unfunded Commitments

The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation includes factors that are consistent with the ALLL methodology for our loan portfolio as well as a draw down factor applied to the various commitments. The reserve for unfunded commitments is included within other liabilities in the accompanying Consolidated Balance Sheets, and changes in the reserve are reported as a component of other expense in the accompanying Consolidated Statements of Income. See Note 18: Financial Instruments with Off-Balance-Sheet Risk for further information.

Related Party Transactions

Directors and officers of the Company and their affiliates have been customers of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectability, nor favored treatment or terms, nor present other unfavorable features. See Note 20 Related Party Transactions for further information.

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

Project expenses

Project expenses represent non-recurring expenses, primarily legal and consulting not directly related to the core business of Community Banking. In 2019, the project expenses principally were the result of third party costs related to a formal written agreement (the “Formal Agreement”) with the OCC entered in November 2018, and of a non-recurring nature and primarily consultants and legal. In prior years, the expenses were primarily for merger, tax analysis strategy and planning.

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

Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted During 2019

Effective January 1, 2019, the following new Accounting Standards Updates (ASUs) were adopted by the Company:

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU was issued to improve the financial reporting of leasing activities and provide a faithful representation of leasing transactions and improve understanding and comparability of a lessee's financial statements. The amendments in this ASU require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. In July 2018, the FASB issued a subsequent update which introduced a new transition method, under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance was effective for the Company on January 1, 2019, with early adoption permitted. Management elected the transition practical expedient option. The cumulative-effect adjustment was an increase to the opening balance of accumulated deficit at the time of adoption on January 1, 2019. The Company recognized $3.4 million of right-of-use (“ROU”) assets and $3.4 million of lease liabilities for operating leases on its Consolidated Balance Sheets. ASU 2016-12 did not have an impact on its Consolidated Statements of Operations. See Note 12 to our Consolidated Financial Statements for information regarding leases.

ASU 2017-08

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The ASU was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted for all entities, including adoption in an interim period. If an entity early adopts the ASU in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2017-08 did not have any impact on its Consolidated Financial Statements.

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

ASU 2017-04

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: The objective of this guidance is to simplify an entity’s required test for impairment of goodwill by eliminating Step 2 from the goodwill impairment test by permitting the entity to complete a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Under this Update, an entity should perform its annual or quarterly goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and record an impairment charge for the excess of the carrying amount over the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit and the entity must consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is effective for a public business entity that is an SEC filer for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 as of June 30, 2019.

Accounting Standards Issued But Not Yet Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU changes the methodology for measuring credit losses on financial instruments measured at amortized cost to a current expected loss (“CECL”) model. Under the CECL model, entities will estimate credit losses over the entire contractual term of a financial instrument from the date of initial recognition of the instrument. The ASU also changes the existing impairment model for available-for-sale debt securities. In cases where there is neither the intent nor a more-likely-than-not requirement to sell the debt security, an entity will record credit losses as an allowance rather than a direct write-down of the amortized cost basis. Additionally, ASU 2016-13 notes that credit losses related to available-for-sale debt securities and purchased credit impaired loans should be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. In November 2019, the FASB issued ASU 2019-10, which amends the effective date of ASC 326 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities, and delays the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a small reporting company, the delay will be applicable to the Company. Management is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.

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

ASU 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For public business entities, the ASU was effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-15 will not have a significant impact on our Consolidated Financial Statements.

ASU 2019-12

ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU will be effective for the Company on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

Note 2.	Restrictions on Cash and Due from Banks

Federal Reserve System regulations require depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks. The Board of Governors of the Federal Reserve System generally makes annual adjustments to the tiered cash reserve requirements. Based on Patriot’s deposits in transaction accounts, which were less than the exemption amount of $16 million, the Bank was not subject to a reserve requirement as of December 31, 2019 and 2018.

Note 3.	Available-for-sale securities

At December 31, 2019 and 2018, the amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of available-for-sale securities was as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2019:
U. S. Government agency mortgage-backed securities	$16,663	$90	$(68)	$16,685
Corporate bonds	18,018	133	(838)	17,313
Subordinated notes	9,022	182	-	9,204
SBA loan pools	5,157	-	(42)	5,115
	$48,860	$405	$(948)	$48,317

December 31, 2018:
U. S. Government agency mortgage-backed securities	$20,626	$43	$(196)	$20,473
Corporate bonds	14,000	-	(1,026)	12,974
Subordinated notes	4,500	64	-	4,564
U.S. Treasury notes	1,484	1	-	1,485
	$40,610	$108	$(1,222)	$39,496

The following table presents available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of December 31, 2019 and 2018:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
December 31, 2019:
U. S. Government agency mortgage-backed securities	$2,609	$(20)	$3,919	$(48)	$6,528	$(68)
Corporate bonds	-	-	13,162	(838)	13,162	(838)
SBA loan pools	5,115	(42)	-	-	5,115	(42)
	$7,724	$(62)	$17,081	$(886)	$24,805	$(948)

December 31, 2018:
U. S. Government agency mortgage-backed securities	$8,024	$(38)	$5,422	$(158)	$13,446	$(196)
Corporate bonds	-	-	12,974	(1,026)	12,974	(1,026)
	$8,024	$(38)	$18,396	$(1,184)	$26,420	$(1,222)

At December 31, 2019 and 2018, fifteen of twenty-seven and ten of sixteen available-for-sale securities had unrealized losses with an aggregate depreciation of 3.7% and 4.4% from amortized cost, respectively.

Management believes that none of the losses on available-for-sale securities noted above constitute OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Since it is not more-likely-than-not that Patriot would be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities before such recovery, none of the available-for-sale securities noted are considered to be OTTI as of December 31, 2019.

Available-for-sale securities of $4.8 million and $7.0 million were pledged primarily to secure municipal deposits at December 31, 2019 and 2018, respectively. As of December 31, 2019, $4.8 million available-for sale securities were pledged to the FRB of New York. As of December 31, 2018, $5.5 million available-for-sale securities of were pledged to the FRB of New York, and $1.5 million were pledged to Federal Reserve Bank of St. Louis, respectively.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at December 31, 2019 and 2018. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
December 31, 2019:
Corporate bonds	$4,018	$14,000	$-	$18,018	$4,151	$13,162	$-	$17,313
Subordinated notes	-	9,022	-	9,022	-	9,204	-	9,204
SBA loan pools	-	5,157	-	5,157	-	5,115	-	5,115
Available-for-sale securities with stated maturity dates	4,018	28,179	-	32,197	4,151	27,481	-	31,632
U. S. Government agency mortgage-backed securities	3,805	2,047	10,811	16,663	3,810	2,016	10,859	16,685
	$7,823	$30,226	$10,811	$48,860	$7,961	$29,497	$10,859	$48,317

December 31, 2018:
Corporate bonds	$-	$9,000	$5,000	$14,000	$-	$8,537	$4,437	$12,974
Subordinated notes	-	4,500	-	4,500	-	4,564	-	4,564
U.S. Treasury notes	1,484	-	-	1,484	1,485	-	-	1,485
Available-for-sale securities with stated maturity dates	1,484	13,500	5,000	19,984	1,485	13,101	4,437	19,023
U. S. Government agency mortgage backed securities	6,842	5,668	8,116	20,626	6,844	5,530	8,099	20,473
	$8,326	$19,168	$13,116	$40,610	$8,329	$18,631	$12,536	$39,496

Note 4.	Loan Receivables and Allowance for Loan and Lease Losses

As of December 31, 2019 and 2018, loans receivable, net, consisted of the following:

	December 31,
(In thousands)	2019	2018
Loan portfolio segment:
Commercial Real Estate	$314,414	$274,938
Residential Real Estate	175,489	157,300
Commercial and Industrial	173,875	191,852
Consumer and Other	85,934	94,569
Construction	48,388	46,040
Construction to Permanent - CRE	14,064	15,677
Loans receivable, gross	812,164	780,376
Allowance for loan and lease losses	(10,115)	(7,609)
Loans receivable, net	$802,049	$772,767

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

In May 2018, loans were acquired in connection with the Prime Bank merger. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which was accounted for in accordance with ASC 310-30. The purchased credit impaired (“PCI”) loans presently maintain a carrying value of $176,000 as of December 31, 2019 and $615,000 as of December 31, 2018, respectively. The loans were evaluated for impairment through the periodic reforecasting of expected cash flows.

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

A summary of changes in the accretable discount for PCI loans for the year ended December 31, 2019 and 2018 follows:

(In thousands)	For the Year Ended December 31,
	2019	2018

Accretable discount, beginning of period	$(792)	$(1,316)
Accretion	47	92
Other changes, net	698	432
Accretable discount, end of period	$(47)	$(792)

The accretion of the accretable discount for PCI loans for the year end December 31,2019 and 2018 was $47,000 and $92,000, respectively. The other changes represent primarily loans that were either fully paid-off or totally charged off.

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

In 2019 and 2018, Patriot purchased $47.3 million and $25.6 million of residential real estate loans, respectively.

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

Patriot’s syndicated and leveraged loan portfolios, which totaled $71.5 million and $81.9 million at December 31, 2019 and 2018, respectively. The syndicated and leveraged loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings and provide diversification from Patriot’s typical direct-to-business lines of credit and term facilities. The Bank will participate in senior secured financings for public and privately-owned companies for acquisitions, working capital, recapitalizations, and general corporate purposes. The Bank’s strategy is to participate in these types of loan transaction in accordance with its internal policies.

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

During 2019 and 2018, $7.3 million and $21.4 million education loans were purchased, respectively.

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

SBA Loans:

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75 percent of the principal balance. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $9.6 million and $1.5 million at December 31, 2019 and 2018, respectively.

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for each year in the three-year period ended December 31, 2019:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
As of and for the year ended December 31, 2019
Allowance for loan and lease losses:
December 31, 2018	$1,866	$1,059	$3,558	$641	$350	$108	$27	$7,609
Charge-offs	-	(118)	(2,418)	(123)	-	-	-	(2,659)
Recoveries	2	10	172	10	-	-	-	194
Provisions (credits)	1,921	87	3,028	(187)	127	22	(27)	4,971
December 31, 2019	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115

As of and for the year ended December 31, 2018
Allowance for loan and lease losses:
December 31, 2017	$2,212	$959	$2,023	$568	$481	$54	$-	$6,297
Charge-offs	-	(2)	-	(33)	-	-	-	(35)
Recoveries	7	2	34	1	-	-	-	44
Provisions (credits)	(353)	100	1,501	105	(131)	54	27	1,303
December 31, 2018	$1,866	$1,059	$3,558	$641	$350	$108	$27	$7,609

As of and for the year ended December 31, 2017
Allowance for loan and lease losses:
December 31, 2016	$1,853	$534	$740	$641	$712	$69	$126	$4,675
Charge-offs	-	-	(265)	(39)	-	-	-	(304)
Recoveries	10	-	2,769	4	-	-	-	2,783
Provisions (credits)	349	425	(1,221)	(38)	(231)	(15)	(126)	(857)
December 31, 2017	$2,212	$959	$2,023	$568	$481	$54	$-	$6,297

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of December 31, 2019 and 2018:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2019
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,496	$-	$-	$-	$-	$-	$-	$1,496
Collectively evaluated for impairment	2,293	1,038	4,340	341	477	130	-	8,619
Total allowance for loan and lease losses	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115

Loans receivable, gross:
Individually evaluated for impairment	$13,034	$3,621	$2,057	$916	$-	$-	$-	$19,628
PCI loans individually evaluated for impairment	-	-	176	-	-	-	-	176
Collectively evaluated for impairment	301,380	171,868	171,642	85,018	48,388	14,064	-	792,360
Total loans receivable, gross	$314,414	$175,489	$173,875	$85,934	$48,388	$14,064	$-	$812,164

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2018
Allowance for loan and lease losses:
Individually evaluated for impairment	$-	$216	$1,299	$30	$-	$-	$-	$1,545
Collectively evaluated for impairment	1,866	843	2,259	611	350	108	27	6,064
Total allowance for loan losses	$1,866	$1,059	$3,558	$641	$350	$108	$27	$7,609

Loans receivable, gross:
Individually evaluated for impairment	$4,606	$2,302	$4,646	$864	$8,800	$-	$-	$21,218
PCI loans individually evaluated for impairment	-	-	615	-	-	-	-	615
Collectively evaluated for impairment	270,332	154,998	186,591	93,705	37,240	15,677	-	758,543
Total loans receivable, gross	$274,938	$157,300	$191,852	$94,569	$46,040	$15,677	$-	$780,376

Patriot monitors the credit quality of its loans receivable on an ongoing basis. Credit quality is monitored by reviewing certain indicators, including cash flow from business operations, loan to value ratios, debt service coverage ratios, and credit scores.

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

Charge-offs of loans to reduce the loan to its recoverable value that are solely collateral dependent, generally occur immediately upon confirmation of the partial loss amount. Loans that are cash flow dependent are modeled to reflect the expected cash flows through expected loan maturity, including any proceeds from refinancing or principal curtailment. A specific reserve is established for the amount by which the net investment in the loan exceeds the present value of discounted cash flows. Charge-offs on cash flow dependent loans also generally occur immediately upon confirmation of the partial loss amount.

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

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2019.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2019:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	$-	$-	$-	$295,982	$295,982	$-	$295,982
Special mention	-	-	-	-	385	385	-	385
Substandard	-	-	-	-	6,086	6,086	11,961	18,047
	-	-	-	-	302,453	302,453	11,961	314,414
Residential Real Estate:
Pass	658	-	-	658	169,903	170,561	-	170,561
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,700	1,700	3,228	4,928
	658	-	-	658	171,603	172,261	3,228	175,489
Commercial and Industrial:
Pass	327	350	-	677	162,711	163,388	-	163,388
Special mention	279	-	-	279	172	451	-	451
Substandard	-	-	-	-	7,942	7,942	2,094	10,036
	606	-	-	956	170,825	171,781	2,094	173,875
Consumer and Other:
Pass	2,805	3	19	2,827	82,341	85,168	-	85,168
Substandard	-	-	-	-	-	-	766	766
	2,805	3	19	2,827	82,341	85,168	766	85,934
Construction:
Pass	-	-	-	-	48,388	48,388	-	48,388
	-	-	-	-	48,388	48,388	-	48,388
Construction to Permanent - CRE:
Pass	-	-	-	-	14,064	14,064	-	14,064
	-	-	-	-	14,064	14,064	-	14,064

Total	$4,069	$353	$19	$4,441	$789,674	$794,115	$18,049	$812,164

Loans receivable, gross:
Pass	$3,790	$353	$19	$4,162	$773,389	$777,551	$-	$777,551
Special mention	279	-	-	279	557	836	-	836
Substandard	-	-	-	-	15,728	15,728	18,049	33,777
Loans receivable, gross	$4,069	$353	$19	$4,441	$789,674	$794,115	$18,049	$812,164

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

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of December 31, 2019 and 2018:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of December 31, 2019:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$1,636	$1,636	$10,325	$11,961
Residential Real Estate:
Substandard	-	-	1,872	1,872	1,356	3,228
Commercial and Industrial:
Substandard	-	-	1,724	1,724	370	2,094
Consumer and Other:
Substandard	-	-	149	149	617	766
Total non-accruing loans	$-	$-	$5,381	$5,381	$12,668	$18,049

As of December 31, 2018:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$1,580	$-	$1,945	$3,525	$-	$3,525
Residential Real Estate:
Substandard	-	-	2,006	2,006	-	2,006
Commercial and Industrial:
Substandard	-	15	3,941	3,956	725	4,681
Consumer and Other:
Substandard	-	86	11	97	77	174
Construction:
Substandard	-	-	8,800	8,800	-	8,800
Total non-accruing loans	$1,580	$101	$16,703	$18,384	$802	$19,186

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $302,000, $503,000, and $209,000 would have been recognized in income for the years ended December 31, 2019, 2018, and 2017, respectively.

Interest income collected and recognized on non-accruing loans for the year ended December 31, 2019 was $671,000. No interest income was collected and recognized on non-accruing loans during 2018 and 2017.

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

All interest accrued, but not collected for loans that are placed on non-accrual status or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, after at least six months of timely payment history. Management considers all non-accrual loans and Trouble Debt Restructurings (“TDR”) impaired loans. In most cases, loan payments that are past due less than 90 days, well-secured, and in the process of collection are not considered impaired. The Bank considers consumer installment loans to be pools of smaller homogeneous loan balances, which are collectively evaluated for impairment.

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

The recorded investment in TDRs as of December 31, 2019 and 2018 were $11.0 million and $2.1 million, respectively.

(In thousands)	December 31, 2019		December 31, 2018
Loan portfolio segment:	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial Real Estate	2	$9,873	1	$1,081
Residential Real Estate	2	393	1	296
Consumer and Other	2	687	2	689
Total TDR Loans	6	10,953	4	2,066
Less:
TDRs included in non-accrual loans	2	(9,337)	-	-
Total accrual TDR Loans	4	$1,616	4	$2,066

The following loans were modified as TDR during the year ended December 31, 2019.

		Outstanding Recorded Investment
(In thousands)	Number of Loans	Pre-Modification	Post-Modification
Year Ended December 31,	2019	2019	2019
Loan portfolio segment:
Commercial Real Estate	2	$8,912	$8,911
Total TDR Loans	2	$8,912	$8,911

The following table provides information on how loans were modified as TDRs during the year ended December 31, 2019.

Year Ended December 31,
(In thousands)	2019

Rate reduction	$111
Maturity and rate reduction	8,800
Total	$8,911

The loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, extending the interest-only payment period, or substituting or adding a co-borrower or guarantor.

During the years ended December 31, 2018 and 2017, no loans were modified as TDRs, and no defaults of TDRs. At December 31, 2019 and 2018, there were no commitments to advance additional funds under TDRs.

The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of December 31, 2019 and 2018, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $19.6 million and $21.2 million, respectively, were identified, for which $1.5 million and $1.5 million specific reserves were established, respectively. Loans not requiring specific reserves had sufficient collateral values, less costs to sell, supporting the net investment in the loan which includes principal balance, unamortized fees and costs and accrued interest, if any. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At December 31, 2019 and 2018, exposure to the impaired loans was related to 27 and 25 borrowers, respectively. In all cases, appraisal reports of the underlying collateral, if any, have been obtained from independent licensed appraisal firms for loans considered to be collateral dependent. For non-performing loans, the independently determined appraised values were first reduced by a 12% discount to reflect the Bank's experience selling OREO properties, and were further reduced by 8% in selling costs, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value.

In addition, the remaining $176,000 PCI loans acquired from Prime Bank acquisition were commercial and industrial loans. The PCI loans were originally recorded at fair value by the Bank on the date of acquisition. At December 31, 2019, those loans were considered individually evaluated for impairment, with no allowance recorded.

The following table reflects information about the impaired loans, excluding PCI loans, by class as of December 31, 2019 and 2018:

(In thousands)	December 31, 2019			December 31, 2018
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$4,234	$4,309	$-	$4,606	$5,109	$-
Residential Real Estate	3,621	3,623	-	670	703	-
Commercial and Industrial	2,057	2,060	-	488	1,281	-
Consumer and Other	916	1,000	-	827	867	-
Construction	-	-	-	8,800	8,839	-
	10,828	10,992	-	15,391	16,799	-

With a related allowance recorded:
Commercial Real Estate	8,800	8,800	1,496	-	-	-
Residential Real Estate	-	-	-	1,632	1,632	216
Commercial and Industrial	-	-	-	4,158	4,208	1,299
Consumer and Other	-	-	-	37	37	30
	8,800	8,800	1,496	5,827	5,877	1,545

Impaired Loans, Total:
Commercial Real Estate	13,034	13,109	1,496	4,606	5,109	-
Residential Real Estate	3,621	3,623	-	2,302	2,335	216
Commercial and Industrial	2,057	2,060	-	4,646	5,489	1,299
Consumer and Other	916	1,000	-	864	904	30
Construction	-	-	-	8,800	8,839	-
Impaired Loans, Total	$19,628	$19,792	$1,496	$21,218	$22,676	$1,545

For each year in the three-year period ended December 31, 2019, the average recorded investment in and interest income recognized on impaired loans without and with a related allowance, by loan portfolio segment, was as follows:

	Year Ended December 31,
(In thousands)	2019		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$9,829	$95	$3,318	$100	$5,832	$102
Residential Real Estate	2,531	104	3,154	11	2,016	11
Commercial and Industrial	1,800	45	987	-	197	-
Consumer and Other	901	35	750	31	593	22
Construction	4,062	-	1,354	503	-	-
	19,123	279	9,563	645	8,638	135
With a related allowance recorded:
Commercial Real Estate	888	415	-	-	-	-
Residential Real Estate	952	-	126	-	-	-
Commercial and Industrial	1,714	-	474	-	243	-
Consumer and Other	18	-	9	-	-	-
	3,572	415	609	-	243	-
Impaired Loans, Total:
Commercial Real Estate	10,717	510	3,318	100	5,832	102
Residential Real Estate	3,483	104	3,280	11	2,016	11
Commercial and Industrial	3,514	45	1,461	-	440	-
Consumer and Other	919	35	759	31	593	22
Construction	4,062	-	1,354	503	-	-
Impaired Loans, Total	$22,695	$694	$10,172	$645	$8,881	$135

Note 5.	Loans Held for Sale

Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. There were $15.3 million of loans held for sale at December 31, 2019, consisting of $10.2 million commercial and industrial loans and $5.1 million commercial real estate.

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

Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $13.6 million and $1.9 million at December 31, 2019 and 2018, respectively. The servicing asset has a carrying value of $201,000 and fair value of $280,000 at December 31, 2019. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets.

The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2019 and 2018:

(In thousands)	Year Ended December 31,
	2019	2018
Beginning balance	$37	-
Servicing rights capitalized	180	42
Servicing rights amortized	(16)	(5)
Ending balance	201	37

No servicing assets were recorded for the year ended December 31, 2017. The servicing assets are included in the other assets on the Consolidated Balance Sheet.

Note 6.	Premises and Equipment

At December 31, 2019 and 2018, premises and equipment consisted of the following:

(In thousands)	Balance as of December 31,
	2019	2018
Land	$12,819	$12,819
Buildings	20,287	20,200
Leasehold Improvements	4,024	3,891
Furniture, equipment, and software	11,687	11,242
Construction-in-progress	50	113
Premises and equipment, gross	48,867	48,265
Accumulated depreciation and amortization	(14,299)	(12,830)
Premises and equipment, net	$34,568	$35,435

For the years ended December 31, 2019, 2018 and 2017, depreciation and amortization expense related to premises and equipment totaled $1.6 million, $1.5 million, and $1.2 million, respectively.

Note 7.	Other Real Estate Owned (“OREO”)

As of December 31, 2019 and 2018, OREO aggregated of $2.4 million and $2.9 million, respectively. The 2019 OREO balance consists of two foreclosed residential properties that are currently being marketed for sale. At December 31, 2018, OREO consisted of one residential property acquired in connection with the acquisition of Prime Bank in May 2018, was sold in 2019 and Patriot recognized a loss of $14,000. No OREO property was sold in 2018. The recognized loss is included in the other operating expenses on the Consolidated Statements of Operations.

Note 8.	Business Combination, Goodwill and Other Intangible Assets

Acquisition of Prime Bank

The Company’s acquisitions are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. At date of acquisition fair values are generally preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding fair values becomes available.

On May 10, 2018 the Company completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT. The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.

The assets acquired and liabilities assumed from Prime Bank were recorded at their estimated fair value as of the closing date of the acquisition. Goodwill of $2.1 million was recorded at the time of the acquisition, and was adjusted to $1.7 million as of December 31, 2018, primarily due to updating of fair value of the core deposit intangibles and adjustment of cash and contingent considerations. The goodwill was further adjusted to $1.1 million as a result of reducing the estimated amount to be paid pursuant to certain problem loans pending resolution by $621,000 as of May 10, 2019. There were no income statement effects resulting from the recorded measurement period adjustments for the year ended December 31, 2019. The goodwill is all deductible for income taxes over 15 years.

Information on goodwill for the year ended December 31, 2019 and 2018 is as follows:

	For the Year Ended December 31,
(In thousands)	2019	2018

Balance, resulting from acquisition	$1,728	$1,728
Mesurement period adjustments	(621)	-
Balance, end of period	$1,107	$1,728

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

The Company performed a quantitative assessment as of October 31, 2019, the Company’s annual goodwill impairment measurement date, and concluded that the goodwill was not impaired as of December 31, 2019.

CDI was recorded as part of the Prime Bank business combination in May 2018. The CDI is amortized over a 10-year period using the straight-line method. For the year ended December 31, 2019 and 2018, the amortization was $75,000 and $50,000, respectively, which is included in the other operating expenses on the Consolidated Statements of Operations.

The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below.

	For the Year Ended December 31,
(In thousands)	2019	2018
Gross Intangible asset	$748	$748
Accumulated amortization	(125)	(50)
Core deposit intangible, net	$623	$698

Acquisition of Hana Small Business Lending and Subsequent Termination

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

On October 29, 2018 the Company withdrew its initial application to the OCC requesting approval of the acquisition of Hana SBL. As of March 30, 2019, the Company did not received regulatory non-objection.

On March 30, 2019 the Company and Hana SBL mutually agreed to terminate the purchase agreement as amended between the parties. The termination agreement provides for the release of escrowed funds back to the Company.

For the year ended December 31, 2018, the Company incurred $1.15 million of merger and acquisition expenses related to the Hana SBL acquisition.

Note 9.	Deposits

The following table presents the balance of deposits held, by category, and the related weighted average stated interest rate as of December 31, 2019 and 2018.

	December 31,
	2019		2018
(In thousands)	Balance	Weighted Avg. Stated Interest Rate	Balance	Weighted Avg. Stated Interest Rate
Non-interest bearing	$88,135	$-	$84,471	-
Interest bearing:
NOW	26,864	0.08%	26,100	0.08%
Savings	64,020	0.76%	81,912	0.72%
Money market	99,115	1.85%	85,197	1.82%
Certificates of deposit, less than $250,000	193,942	2.19%	203,683	1.83%
Certificates of deposit, $250,000 or greater	67,550	2.48%	78,318	2.20%
Brokered deposits	229,909	2.01%	183,600	2.29%
Interest bearing, Total	681,400	1.89%	658,810	1.79%

Total Deposits	$769,535	1.68%	$743,281	1.59%

The following table presents interest expense, by deposit category, and the related weighted average effective interest rate for each of the years in the three-year period ended December 31, 2019.

(In thousands)	Year ended December 31,
	2019		2018		2017
	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate
NOW	$18	0.07%	$15	0.06%	$7	0.03%
Savings	429	0.63%	995	0.85%	1,160	0.81%
Money market	2,048	2.00%	549	1.34%	5	0.04%
Certificates of deposit, less than $250,000	4,986	2.38%	3,048	1.57%	1,875	1.05%
Certificates of deposit, $250,000 or greater	1,546	2.01%	1,226	1.68%	912	1.46%
Brokered deposits	4,958	2.47%	3,191	1.91%	989	1.24%
	$13,985	2.05%	$9,024	1.46%	$4,948	0.99%

As of December 31, 2019, contractual maturities of Certificates of Deposit (“CDs”) and brokered deposits are summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$177,878	$64,158	$206,707	$448,743
More than 1 year through 2 years	12,270	2,042	17,605	31,917
More than 2 years through 3 years	2,530	765	5,347	8,642
More than 3 years through 4 years	387	585	-	972
More than 4 years through 5 years	877	-	250	1,127
	$193,942	$67,550	$229,909	$491,401

Note 10.	Borrowings

As of December 31, 2019 and 2018, total borrowings were $130.9 million and $131.0 million, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable.

The senior notes, subordinated notes, junior subordinated debentures contain affirmative covenants that require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of December 31, 2019, the Bank had $63.9 million of available borrowing capacity from the FHLB-B.

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At December 31, 2019 and 2018, outstanding advances from the FHLB-B aggregated $100.0 million and $100.0 million, respectively.

At December 31, 2019, advances of $90.0 million outstanding bore fixed rates of interest ranging from 1.85% to 3.61% with maturities ranging from 2 days to 4.7 years. The FHLB-B advances with fixed interest rates have a weighted average interest rate of 2.99%. Included in the fixed rate advances are two advances totaling $50.0 million, callable by the FHLB quarterly through October 2023.

The remaining $10.0 million floating to fixed rate advance resets to a fixed rate in October of 2020. During its initial term (two years), this advance carries a floating rate 100 basis points below LIBOR. After the initial term, the rate resets to a fixed rate of 4.23% per annum, and the borrowing can be called by the FHLB-B on a quarterly basis.

At December 31, 2019, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $264.0 million.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. At December 31, 2019 and 2018, no funds had been borrowed under the line of credit.

Interest expenses incurred for FHLB-B borrowing for the year ended December 31, 2019 and 2018 were $2.2 million and $1.6 million, respectively.

Correspondent Bank - Lines of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent Banks. As of December 31, 2019 and 2018, borrowings available under the agreements totaled $5 million and $26 million, respectively. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, ACH, and other clearinghouse transactions.

There was no outstanding balance under the agreements at December 31, 2019 and 2018. Interest expenses incurred for the year ended December 31, 2019 and 2018 were $2,000 and $13,000, respectively.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At December 31, 2019 and 2018, $147,000 and $222,000 of unamortized debt issuance costs have been deducted from the face amount of the Senior Notes included in the Consolidated Balance Sheet.

The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

For the year ended December 31, 2019 and 2018, the Company recognized interest expense of $915,000 and $915,000, respectively, at an effective rate of 7.6%, which amount is greater than the stated interest rate on the Senior Notes due to debt issuance cost amortization expense of $75,000 and $75,000, respectively. As of December 31, 2019 and 2018, $23,000 and $23,000 of interest has been included in the Consolidated Balance Sheet in Accrued expenses and other liabilities, respectively.

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

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At December 31, 2019 and 2018, $248,000 and $277,000 of unamortized debt issuance costs have been deducted from the face amount of the Subordinated Notes included in the Consolidated Balance Sheet, respectively. For the year ended December 31, 2019 and 2018, the Company recognized interest expense of $656,000 and $327,000, respectively.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (5.10% at December 31, 2019) and mature on March 26, 2033, at which time the principal amount borrowed will be due. Beginning in the second quarter of 2009, the Company opted to defer payment of quarterly interest on the junior subordinated debentures for 20 consecutive quarters. In June of 2014, the Company brought the debt current by paying approximately $1.7 million of interest in arrears to the holders of the junior subordinated debentures. On bringing the debt current and, as permitted under the terms of the junior subordinated debentures, the Company again opted to defer payment of quarterly interest through September 2016, when a $0.7 million payment was made to bring the debt current.

The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. For the years ended December 31, 2019 and 2018, $8,000 and $7,000 of debt placement fee amortization has been included in interest expense recognized of $462,000 and $440,000, respectively. As of December 31, 2019 and 2018, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $146,000 and $154,000, respectively, and accrued interest on the junior subordinated debentures was $6,000 and $8,000, respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of December 31, 2019 and 2018, the note had a balance outstanding of $1.2 million and $1.4 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property. Interest expenses incurred for the year ended December 31, 2019 and 2018 were $23,000 and $26,000, respectively.

Maturity of borrowings

At December 31, 2019, the contractual maturities of the Company’s borrowings in future periods were as follows:

(In thousands)
Year ending December 31,	FHLB-B Borrowings	Senior Notes	Subordinated Notes	Junior Subordinated Debt	Note Payable	Total
2020	$10,000	-	-	-	199	10,199
2021	-	12,000	-	-	202	12,202
2022	-	-	-	-	206	206
2023	60,000	-	-	-	210	60,210
2024	30,000	-	-	-	376	30,376
Thereafter	-	-	10,000	8,248	-	18,248

Total contractual maturities of borrowings	100,000	12,000	10,000	8,248	1,193	131,441

Unamortized debt issuance costs	-	(147)	(248)	(146)	-	(541)

Balance of borrowings at December 31, 2019	$100,000	11,853	9,752	8,102	1,193	130,900

Note 11.	Derivatives

Patriot is a party to interest rate swaps; derivatives that are not designated as hedging instruments. Under a program, Patriot will execute interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Patriot executes with a third party, such that Patriot minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties.

Patriot entered the two initial interest rate swaps under the program in November 2018; and the two most recent swaps were entered into in May 2019. As of December 31, 2019 and 2018, Patriot had cash pledged for collateral on its interest rate swaps of $1.1 million and $300,000, respectively. This collateral is included in other assets on the Consolidated Balance Sheets.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
December 31, 2019:
Classified in Other Assets:
Customer interest rate swap	$4,944	9.3	5.25%	1 Mo. LIBOR + 1.96%	$617
Customer interest rate swap	1,444	9.5	4.38%	1 Mo. LIBOR + 2.00%	77

Classified in Other Liabilities:
3rd party interest rate swap	$4,944	9.3	5.25%	1 Mo. LIBOR + 1.96%	$(617)
3rd party interest rate swap	1,444	9.5	4.38%	1 Mo. LIBOR + 2.00%	(77)

December 31, 2018:
Classified in Other Assets:
Customer interest rate swap	$5,000	10.5	5.25%	1 Mo. LIBOR + 1.96%	$286

Classified in Other Liabilities:
3rd party interest rate swap	$5,000	10.5	5.25%	1 Mo. LIBOR + 1.96%	$(286)

Note 12.	Leases

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

Patriot has nine non-cancelable operating leases, including four Bank branch locations and three for administrative and operational space, one ITM location, and one equipment lease. The leases expire on various dates through 2032 and some include renewal options. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. The last potential year the leases can be extended through 2037. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding lease liability. Renew periods were included in the future cashflows for purposes of calculating the ROU and lease liability. The Company has no finance leases (previously referred to as a capital lease).

The cumulative-effect adjustment was an increase to the opening balance of accumulated deficit at the time of adoption on January 1, 2019. The Company recognized $3.2 million of ROU assets and $3.3 million lease liabilities for operating leases on its Consolidated Balance Sheets as of December 31, 2019. The standard did not have an impact on its Consolidated Income Statements.

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The Company elected to separated lease and non-lease components. The fixed lease costs are recognized as ROU lease assets and Lease liability. The variable lease cost primarily represents variable payments such as common area maintenance and utilities, which are included in the occupancy and equipment expenses on the consolidated statements of operations. For the year ended December 31, 2019, the fixed lease costs and variable lese costs for the non-cancelable operating leases were $517,000 and $27,000, respectively.

The following is a maturity analysis of the operating lease liabilities as of December 31, 2019:

(in thousands)	Operating lease
Years ending December 31,	Obligation
2020	$520
2021	531
2022	497
2023	463
2024	350
Thereafter	1,564
Total undiscounted lease payments	$3,925

Less imputed interest	(661)

Present value of operating lease liabilities	$3,264

Operating lease right-of-use asset	$3,160

Year Ended
December 31, 2019
Lease cost
Operating lease cost	$517
Short-term lease cost	119
Total lease cost	$636

Other information
Operating cash flows from operating leases	$459

Weighted -average remaining lease term - operating leases (in years)	10
Weighted -average discount rate - operating leases	3.48%

The undiscounted lease payments of $3.9 million have not been reduced by minimum sublease rentals of $2.0 million due in the future under non-cancelable subleases.

Rent expense for operating leases is recognized in earnings on a straight-line basis over the base term of the respective lease and is included in the Statement of Income as a component of Occupancy and Equipment expense. For the years ended December 31, 2019, 2018 and 2017, total rent expense for cancellable and non-cancellable operating leases was $636,000, $593,000, and $953,000, respectively.

For the years ended December 31, 2019, 2018 and 2017, Patriot recognized gross rental income of $589,000, $413,000, and $399,000 offset by rental costs of $5,000, $5,000, and $5,000, respectively.

Note 13.	Commitments and Contingencies

Employment Agreements

The Company has a severance agreement for certain Executive Vice Presidents that provides for severance equal to 12 months of current salary, if the EVP is terminated within 12 months of a change of control of Patriot.

Legal Matters

Patriot does not have any pending legal proceedings, other than ordinary routine litigation, incidental to its business, to which Patriot is a party or any of its property is subject. Management is of the opinion that the ultimate disposition of these routine legal matters will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of Patriot.

Note 14.	Income Taxes

Following is a summary of the components of the federal and state income tax expense (benefit) for each of the years in the three-year period ended December 31, 2019.

(In thousands)	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$88	$447	$252
State	149	708	365
	237	1,155	617

Deferred:
Federal	(698)	148	2,067
State	(438)	(413)	191
	(1,136)	(265)	2,258

Income tax (benefit) expense	$(899)	$890	$2,875

For each of the years in the three-year period ended December 31, 2019, the difference between the federal statutory income tax rate and Patriot’s effective income tax rate reconciles as follows:

(In thousands)	Year Ended December 31,
	2019	2018	2017

Income taxes at statutory Federal rate	$(780)	$858	$2,387
State taxes, net of Federal benefit	(228)	233	377
Nondeductible expenses	14	15	11
Benefit of change in Sec 382 classification	-	(500)	(2,774)
Deferred tax adjustment resulting from tax rate change	-	198	2,809
Other	95	86	65
Income tax (benefit) expense	$(899)	$890	$2,875

The effective tax rate for the years ended December 31, 2019, 2018 and 2017 was 24.2%, 21.8%, and 41.1%, respectively.

There were no signification changes in the effective tax rate for 2019 as compared to 2018. The effective tax rate for 2018 was impacted by the reduction in the statutory Federal corporate tax rate to 21% from 34% that was effective January 1, 2018.

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

Deferred Tax Assets and Liabilities

The significant components of Patriot’s net deferred tax assets at December 31, 2019 and 2018 are presented below.

(In thousands)	December 31,
	2019	2018
Deferred tax assets:
Federal NOL carryforward benefit	$4,759	$4,119
NOL write-off for Sec 382 Limit	(3,258)	(3,258)
Capitalized cost temporary item	3,929	4,239
State NOL carryforward benefit	3,341	3,025
Allowance for loan loss	2,718	2,048
Lease liabilities	882	-
Non-accrual interest	335	170
Merger and acquisition	220	357
Accrued expenses	114	178
Unrealized loss AFS securities	140	288
Share based compensation	13	109
Federal AMT benefit	-	707
Other	-	20
Gross deferred tax assets	$13,193	$12,002

Deferred tax liabilities:
UTP (NOLs used)	(1,132)	(1,132)
Right-of-Use assets	(849)	-
Goodwill and intangible	(40)	(16)
Depreciation of premises and equipment	(34)	(3)
Other	(5)	-
Gross deferred tax liabilities	(2,060)	(1,151)

Net deferred tax asset	11,133	10,851

As of December 31, 2019, Patriot had available approximately $22.7 million of Federal net operating loss carryforwards (“NOL”) that is offset by $15.5 million in §382 limitations imposed by the Internal Revenue Code. Of the NOL of $22.7 million, approximately $20.2 million will expire between 2030 and 2033 and $2.5 million which do not expire.

Patriot has approximately $56.4 million of NOLs available for Connecticut tax purposes at December 31, 2019, which may be used to offset up to 50% of taxable income in any year. The NOLs expire between 2030 and 2039.

Valuation Allowance against net Deferred Tax Assets

At December 31, 2019 and 2018, there was no need for a valuation allowance. Patriot management believes no valuation allowance is needed based on consideration of various factors including improvements in and historical and prospective results of operations, improvements in quality of the loan portfolio, general financial, economic and market data, and the period over which the NOLs are available to offset taxable income. Management continues to monitor circumstances to determine if it is more likely than not to realize the NOL benefits or if the valuation allowance may be required to be increased.

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

As of December 31, 2019 and 2018, the Bank recorded an uncertain tax position related to the utilization of certain federal net operating losses of $1.2 million and $1.1 million, respectively.  Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	For the Year Ended December 31,
	2019	2018
Balance, beginning of year	$1,132	$-
Increases due to tax positions related to a prior year	88	1,132
Balance, end of year	$1,220	$1,132

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2019, the Company accrued interest of $88,000, which was included in the other liabilities on the consolidated balance sheet, and no penalties related to income tax matters into income tax expense.

Patriot’s returns for tax years 2016 through 2019 are subject to examination by the IRS for U.S. Federal tax purposes and, for State tax purposes, by the Department of Revenue Services for the State of Connecticut and the State of New York Department of Taxation and Finance.

Note 15.	Share-based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice is to grant RSAs; as of December 31, 2019, there are no options or phantom stock units outstanding or that have been exercised.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. As of December 31, 2019, 2,860,438 shares of stock remain available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

The following is a summary of the status of the Company’s restricted share awards as of and for each of the years in the three-year period ended December 31, 2019.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	35,264	$12.84
Granted	5,084	$15.05
Vested	(7,878)	$14.31
Forfeited	(6,600)	$15.50
Unvested at December 31, 2017	25,870	$12.15
Granted	18,323	$18.07
Vested	(10,999)	$16.21
Forfeited	(1,404)	$14.44
Unvested at December 31, 2018	31,790	$14.06
Granted	9,675	$15.52
Vested	(19,995)	$15.99
Unvested at December 31, 2019	21,470	$12.91

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the years ended December 31, 2019, 2018 and 2017, the Company recognized share-based compensation expense of $214,000, $220,000, and $146,000, respectively.

For the years ended December 31, 2019, 2018 and 2017, share-based compensation attributable to employees of Patriot amounted to $117,000, $135,000, and $68,000, respectively.

The share-based compensation expense attributable to Patriot’s external Directors for the years ended December 31, 2019, 2018, and 2017 was $97,000, $85,000, and $78,000, respectively. For each of those years, the Directors received total compensation of $547,000, $370,000, and $318,000, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Income.

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of December 31, 2019 amounted to $306,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.11 years.

RSA Grant - Non-executive Employees

On January 4, 2016, the Company granted 100 restricted shares to eighty-seven full- and part-time non-executive employees as of December 31, 2015. The total number of shares granted was 8,700 at a grant date fair value of $15.50 per share. Total 2,700 granted shares granted were forfeited. The remaining 6,000 shares were vested through the January 2019 vesting date.

Note 16.	Shareholders’ Equity

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

No treasury stock was purchased in 2018 and 2019.

Dividends

On July 17, 2017, the Company announced its intention to make quarterly cash dividend payments. For the year ended December 31, 2019, 2018 and 2017, the Company paid cash dividends of $.01 per share of common stock, or an aggregate of $155,000, $154,000 and $77,000, respectively.

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

The following is a summary of the computation of basic and diluted earnings per share for each of the years in the three-year period ended December 31, 2019.

(Net income in thousands)	Year ended December 31,
	2019		2018	2017
Basic (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(2,817)		$3,196	4,147
Divided by:
Weighted average shares outstanding	3,921,783		3,904,052	3,894,222

Basic (loss) earnings per common share	$(0.72)		$0.82	$1.06

Diluted (loss) earnings per share:
Net (loss) income attributable to Common shareholders	(2,817)		3,196	4,147

Weighted average shares outstanding	3,921,783		3,904,052	3,894,222

Effect of potentially dilutive restricted common shares	-	(1)	11,573	2,963

Divided by:
Weighted average diluted shares outstanding	3,921,783		3,915,625	3,897,185

Diluted (loss) earnings per common share	$(0.72)		$0.82	$1.06

(1)	The weighted average diluted shares outstanding does not include 3,555 anti-dilutive restricted common shares for the year ended December 31, 2019.

Note 17.	401(k) Savings Plan

Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. Eligibility for matching contributions is dependent on an employee’s completing 6 consecutive month(s) of service or 500 hours of employment. Participants immediately vest in Patriot’s matching contributions, if applicable. During the years ended December 31, 2019, 2018, and 2017, Patriot made matching contributions to the 401(k) Plan of $251,000, $204,000, and $173,000, respectively.

Note 18.	Financial Instruments with Off-Balance-Sheet Risk

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

At December 31, 2019 and 2018, financial instruments with credit risk are as follows:

	As of December 31,
(In thousands)	2019	2018
Commitments to extend credit:
Unused lines of credit	$71,101	$77,120
Undisbursed construction loans	25,367	20,679
Home equity lines of credit	20,032	19,330
Future loan commitments	27,822	61,438
Financial standby letters of credit	743	1,160
	$145,065	$179,727

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits, and securities. The Bank has established a reserve for credit loss of $8,000 and $8,000 as of December 31, 2019 and 2018, respectively.

Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.

Note 19.	Regulatory and Operational Matters

In November 2018, the Bank entered into a formal written agreement (the “Agreement”) with the OCC.  Pursuant to the terms of the Agreement, the Bank has appointed a Compliance Committee of three independent outside directors and one member of management responsible for monitoring adherence to the Agreement and has appointed a Lead Independent Director.

The Agreement states the Board and Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the allowance for loan and lease losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement the Bank agreed to provide a revised written 3-year strategic and capital plan for the Bank by December 31, 2018.  The Bank provided the documents and policies requested in the Agreement.

To date, the Bank has addressed each of the items identified in the Agreement and is currently working collaboratively with the OCC to bring all matters to full resolution. Further details pertaining to the Agreement were provided in Part II Item 9B: Other information included on the Annual Report on Form 10-K for the year ended December 31, 2018.

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

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Under the instituted regulatory framework, to be considered “well capitalized”, a financial institution must generally have a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 8.0%, a CET1 Capital ratio at least 6.5%, and a Tier 1 Leverage Capital ratio of at least 9.0%. However, regardless of a financial institution’s ratios, the OCC may require increased capital ratios or impose dividend restrictions based on the other factors it considers in assessing a bank’s capital adequacy.

Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.

The Company’s and the Bank’s regulatory capital amounts and ratios at December 31, 2019 and 2018 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	$90,083	10.510	$90,722	10.452	$100,953	11.826	$99,341	11.500
To be Well Capitalized(1)	-	-	-	-	85,362	10.000	86,384	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	89,630	10.500	85,304	9.875
For capital adequacy	68,573	8.000	69,441	8.000	68,290	8.000	69,107	8.000

Tier 1 Capital (to risk weighted assets):
Actual	69,957	8.161	73,101	8.422	90,827	10.640	91,720	10.618
To be Well Capitalized(1)	-	-	-	-	68,290	8.000	69,107	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	72,558	8.500	68,027	7.875
For capital adequacy	51,430	6.000	52,081	6.000	51,217	6.000	51,830	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	61,957	7.228	65,101	7.500	90,827	10.640	91,720	10.618
To be Well Capitalized(1)	-	-	-	-	55,485	6.500	56,149	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	59,753	7.000	55,069	6.375
For capital adequacy	38,572	4.500	39,061	4.500	38,413	4.500	38,873	4.500

Tier 1 Leverage Capital (to average assets):
Actual	69,957	7.148	73,101	7.842	90,827	9.279	91,720	9.838
To be Well Capitalized(1)	-	-	-	-	48,944	5.000	46,617	5.000
For capital adequacy	39,148	4.000	37,288	4.000	39,155	4.000	37,294	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.
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

Note 20.	Related Party Transactions

In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. The transactions are completed under the same terms applied to transaction with unrelated third parties. There was $100,000 and $150,000 of loans to related parties outstanding as of December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, deposits by related parties aggregated $469,000 and $1.1 million, respectively.

For the years ended December 31, 2019 and 2018, service fees for credit analysis paid to affiliates of members of the Board of Directors aggregated $39,000 and $0, respectively.

Note 21.	Fair Value and Interest Rate Risk

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

Cash and due from banks and accrued interest receivable and payable
The carrying amount is a reasonable estimate of fair value and accordingly these are classified as Level 1. These financial instruments are not recorded at fair value on a recurring basis.

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

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both December 31, 2019 and 2018. The other investments also included a time deposit that matured on October 6, 2019, which was carried at cost. The carrying value approximates fair value due to its short-term nature.

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

Shares in the FRB and FHLB are purchased and redeemed based upon their $100 par value. The stocks are non-marketable equity securities, and as such, are considered restricted securities that are carried at cost.

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

Senior Notes, Subordinated Notes, Junior Subordinated Debt and Note Payable

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

The Company considers its own credit worthiness in determining the fair value of its Senior Notes, Subordinated Notes, Notes Payable and Junior Subordinated Debt.

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

Off-balance-sheet financial instruments

Off-balance-sheet financial instruments are based on interest rate changes and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The off-balance-sheet financial instruments (i.e., commitments to extend credit) are insignificant and are not recorded on a recurring basis.

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of December 31, 2019 and 2018:

(In thousands)		December 31, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,693	$2,693	$7,381	$7,381
Interest-bearing deposits due from banks	Level 1	36,711	36,711	59,056	59,056
Available-for-sale securities	Level 2	48,317	48,317	39,496	39,496
Other investments	Level 2	4,450	4,450	4,963	4,963
Federal Reserve Bank stock	Level 2	2,897	2,897	2,866	2,866
Federal Home Loan Bank stock	Level 2	4,477	4,477	4,928	4,928
Loans receivable, net	Level 3	802,049	793,559	772,767	762,581
SBA loans held for sale	Level 2	15,282	16,733	-	-
SBA servicing assets	Level 3	201	280	37	37
Accrued interest receivable	Level 2	3,603	3,603	3,766	3,766
Interest rate swap receivable	Level 2	694	694	286	286

Financial assets, total		$921,374	$914,414	$895,546	$885,360

Financial Liabilities:
Demand deposits	Level 2	$88,135	$88,135	$84,471	$84,471
Savings deposits	Level 2	64,020	64,020	81,912	81,912
Money market deposits	Level 2	99,115	99,115	85,197	85,197
NOW accounts	Level 2	26,864	26,864	26,100	26,100
Time deposits	Level 2	261,492	261,914	282,001	280,538
Brokered deposits	Level 1	229,909	230,073	183,600	183,120
FHLB borrowings	Level 2	100,000	103,962	100,000	101,369
Senior notes	Level 2	11,853	11,722	11,778	11,293
Subordinated debt	Level 2	9,752	9,747	9,723	9,348
Junior subordinated debt owed to unconsolidated trust	Level 2	8,102	8,102	8,094	8,094
Note payable	Level 3	1,193	1,129	1,388	1,239
Accrued interest payable	Level 2	1,971	1,971	1,605	1,605
Contingent consideration liability	Level 3	86	86	707	707
Interest rate swap liability	Level 2	694	694	286	286

Financial liabilities, total		$903,186	$907,534	$876,862	$875,279

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of December 31, 2019 and 2018.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019:
U. S. Government agency mortgage-backed securities	$-	$16,685	$-	$16,685
Corporate bonds	-	17,313	-	17,313
Subordinated notes	-	9,204	-	9,204
SBA loan pools	-	5,115	-	5,115
Available-for-sale securities	$-	$48,317	$-	$48,317

Impaired PCI Loans, net	$-	$-	$176	$176

Contingent consideration liability	$-	$-	$86	$86

Interest rate swap receivable	$-	$694	$-	$694

Interest rate swap liability	$-	$694	$-	$694

December 31, 2018:
U. S. Government agency mortgage-backed securities	$-	$20,473	$-	$20,473
Corporate bonds	-	12,974	-	12,974
Subordinated notes	-	4,564	-	4,564
U.S. Treasury notes	-	1,485	-	1,485
Available-for-sale securities	$-	$39,496	$-	$39,496

Impaired PCI Loans, net	$-	$-	$615	$615

Contingent consideration liability	$-	$-	$707	$707

Interest rate swap receivable	$-	$286	$-	$286

Interest rate swap liability	$-	$286	$-	$286

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

During the year ended December 31, 2019 and 2018, the Company had no transfers into or out of Levels 1, 2 or 3.

The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of December 31, 2019 and 2018:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2019:
Impaired loans, net	$18,132	Real Estate Appraisals	Discount for appraisal type	8%	-	20%

Other Real Estate Owned	2,400	Real Estate Appraisals	Discount for appraisal type		12%

SBA servicing assets	280	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2018:
Impaired loans, net	$19,673	Real Estate Appraisals	Discount for appraisal type	8%	-	21%

Other Real Estate Owned	2,945	Real Estate Appraisals	Discount for appraisal type		14%

SBA servicing assets	37	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

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

The estimated fair value amounts have been measured as of December 31, 2019 and 2018 and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

Note 22.	Parent Company-only Financial Statements

The following represent the condensed stand-alone financial statements of the Company, which is the sole owner and parent company of the Bank, its operating bank subsidiary.

CONDENSED BALANCE SHEETS
December 31, 2019 and 2018

(In thousands)	As of December 31,
	2019	2018
ASSETS
Cash and due from banks	$667	$2,443
Investment in subsidiary	96,235	96,883
Other assets	564	59

Total assets	97,466	99,385

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	29,707	29,595
Accrued expenses and other liabilities	765	450
Shareholders' equity	66,994	69,340

Total liabilities and shareholders' equity	$97,466	$99,385

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Years Ended December 31, 2019, 2018 and 2017

(In thousands)	Year ended December 31,
	2019	2018	2017
Expenses:
Interest on subordinated debt	$476	$454	$371
Interest on senior debt	1,571	1,242	915
Total interest expense	2,047	1,696	1,286
Other expenses	214	313	208
Loss before benefit for income taxes	2,261	2,009	1,494

Benefit for income taxes	(504)	-	-

Loss before equity in undistributed net income of subsidiary	1,757	2,009	1,494

Equity in undistributed net (loss) income of subsidiary	(1,060)	5,205	5,641

Net (loss) income	(2,817)	3,196	4,147
Equity in subsidiary other comprehensive income (loss), net of subsidiary	423	(671)	(35)

Total comprehensive (loss) income	$(2,394)	$2,525	$4,112

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019, 2018 and 2017

(In thousands)	Year ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(2,817)	$3,196	$4,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed loss (income) of subsidiary	1,060	(5,205)	(5,641)
Share-based compensation	214	220	146
Amortization of debt issuance costs	112	97	82
Change in assets and liabilities:
Increase in other assets	(505)	-	(13)
Increase in accrued expenses and other liabilities	315	61	32
Net cash used in operating activities	(1,621)	(1,631)	(1,247)

Cash Flows from Investing Activities:
Net increase in investment in Patriot Bank N.A.	-	(7,800)	-
Net cash used in investing activities	-	(7,800)	-

Cash Flows from Financing Activities:
Proceeds from issuance of senior notes, net	-	9,709	-
Purchase of treasury stock	-	-	(2)
Dividends paid on common stock	(155)	(154)	(77)
Net cash (used in) provided by financing activities	(155)	9,555	(79)

Net (decrease) increase in cash and cash equivalents	(1,776)	124	(1,326)

Cash and cash equivalents at beginning of year	2,443	2,319	3,645

Cash and cash equivalents at end of year	$667	$2,443	$2,319

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,593	$1,600	$1,203

Cash paid for income taxes	$-	$-	$-

Note 23.	Subsequent Event

Pandemic events could have a material adverse effect on our operations and our financial condition. The outbreak of disease on a national or global level, such as the spread of the COVID-19 coronavirus, could have a material adverse effect on commerce, which may, in turn impact our lines of business. Such an event may also impact our ability to manage those portions of our business or operations which rely on vendors and suppliers from other countries or regions impacted by such a pandemic event.

The Company evaluated its December 31, 2019 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact net interest income as the result of the sharp decline in market interest rates experienced in March of 2020. Other financial impacts, including a possible increase in the Allowance for Loan Losses as the result of underlying cash flow problems incurred by our loan customers, could also be experienced. The magnitude of the financial impact is unknown at this time and continues to be evaluated.

On March 27, 2020, the "Coronavirus Aid, Relief and Economic Security (CARES) Act" was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2020
Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Name: Joseph D. Perillo
Title: Executive Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael A. Carrazza Michael A. Carrazza	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 29, 2020

/s/ Joseph D. Perillo Joseph D. Perillo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 29, 2020

/s/ Edward N. Constantino Edward N. Constantino	Director	April 29, 2020

/s/ Raymond B. Smyth Raymond B. Smyth	Director	April 29, 2020

/s/ Emile Van den Bol Emile Van den Bol	Director	April 29, 2020

/s/ Michael J. Weinbaum Michael J. Weinbaum	Director	April 29, 2020

/s/ Brent M. Ciurlino Brent M. Ciurlino	Director	April 29, 2020