Form 10-K/A
period 2019-12-31
PATRIOT NATIONAL BANCORP INC
filed 2020-06-08
CIK 1098146

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $20.5 million based on the last sale price of the Common Stock as of June 30, 2019 (the last business day of the most recently completed second fiscal quarter).

There were 3,935,141 shares of the registrant’s Common Stock issued and outstanding as of June 4, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Annual Report on Form 10-K (the “Annual Report”) of Patriot National Bancorp, Inc. (“Patriot”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2019 was originally filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2020, and this Amendment No. 1 is being filed solely to include responses to the items required by Part III of the Annual Report. This Amendment No. 1 does not reflect events occurring after April 29, 2020, the date of the filing of the Annual Report, or modify or update those disclosures that may have been affected by subsequent events.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated June 8, 2020 in connection with this Amendment No. 1 on Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 8, 2020.

Due to the outbreak of coronavirus disease 2019 (COVID-19), starting from early March 2020, the Company’s employees and external auditors have been asked to work remotely. As a result, the Company’s books and records have not been easily accessible and communication among internal financial staff and external auditors has been challenging, resulting in delay in preparation and completion of its consolidated financial statements. Based on the foregoing, on April 29, 2020, the Company filed a Current Report on Form 8-K to avail itself of a 45-day extension to file this Form 10-K/A relying on the exemptions provided by an order issued by the SEC on March 25, 2020 pursuant to Section 36 of the Exchange Act (Release No. 34-88465, the “SEC Order”). This Form 10-K/A is being filed in reliance on the SEC Order.

TABLE OF CONTENTS

Page

PART III

Item 10. Directors, Executive Officers and Corporate Governance	5

Item 11. Executive Compensation	8

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11

Item 13. Certain Relationships and Related Transactions, and Director Independence	12

Item 14. Principal Accounting Fees and Services	12

PART IV

Item 15. Exhibits and Financial Statement Schedules	13

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors. Unless otherwise indicated, each person holds the same position(s) of both Patriot and Patriot Bank, N.A. (the “Bank”).

Name	Age	Position
Michael A. Carrazza	54	Director, Chairman of the Board of Directors and Chief Executive Officer
Joseph D. Perillo	64	Executive Vice President and Chief Financial Officer
Frederick K. Staudmyer	64	Secretary and Chief Human Resources Officer of Patriot; Executive Vice President and Chief Administrative Officer of the Bank
David W. Christiansen	52	Executive Vice President and Chief Credit Officer of the Bank
Judith P. Corprew	58	Executive Vice President and Chief Compliance & Risk Officer of the Bank
Edward N. Constantino	73	Director
Raymond B. Smyth	74	Director
Emile Van den Bol	56	Director
Michael Weinbaum	53	Director

Our directors are pointed for one-year terms to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the Board of Directors and hold office until removed by the Board.

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

Frederick K. Staudmyer

Mr. Staudmyer has served as the Company’s Secretary and Chief Human Resources Officer since November 2014. He is also the Executive Vice President and Chief Administrative Officer of Patriot Bank, N.A., overseeing retail banking, human resources, retail and deposit operations, corporate governance, the customer support center, property development, OREO, facilities management, and marketing. Mr. Staudmyer previously served as Assistant Dean at Cornell University’s Johnson Graduate School of Management. Bringing more than 30 years of human resources, general management and corporate leadership experience, he has served at leading financial institutions where he directed talent acquisition and development, including this role at Chase Manhattan Bank, now JPMorgan Chase. He also served as President and COO at a national legal services and staffing company for over seven years. Mr. Staudmyer earned his MBA from the Johnson Graduate School of Management at Cornell and his Bachelor of Science at Cornell’s School of Industrial & Labor Relations. He has served on the board of directors of the MBA Career Services Council and as an Advisory Council Member of Cornell University’s Entrepreneurial and Personal Enterprise Program.

David W. Christiansen

Mr. Christiansen became Executive Vice President and Chief Credit Officer of the Bank in June 2018, overseeing the Bank’s loan portfolio, lending activities and compliance as well as ensuring operating policies, procedures, objectives and goals. He joined the Bank from First American International Bank of New York, where he was also Executive Vice President & Chief Credit Officer from 2017 to 2018. His experience in credit administration, credit risk management, underwriting, closing, loan servicing and portfolio management provides a useful foundation for his role at the Bank. From 2006 to 2016, he previously held senior roles at National Cooperative Bank, Credit Agricole and JPMorgan Chase. As a strategic senior credit risk management officer with extensive commercial banking, capital markets, corporate finance, regulatory & compliance, and business development experience, he has led a strong credit culture while providing excellent customer service for industry-leading multinational companies. His key strengths include strategic leadership, global perspective, and consultative credit risk management leadership, yielding a broad and deep understanding of the business, management, financial, and competitive risks faced by clients. Mr. Christiansen holds a Bachelor of Arts Degree in Economics from the University of Virginia.

Judith P. Corprew

Ms. Corprew has served as Executive Vice President and Chief Compliance & Risk Officer of the Bank since March 2015, ensuring compliance with local, state and federal regulations, and risk management. She serves on management committees of the Bank for: Regulatory Compliance, Enterprise Risk, Steering and Compliance Risk Assessment. She holds a Certified Regulator Compliance Manager certification, a highly regarded recognition by the American Bankers Association. With three decades of credit and risk management experience, she has held leadership positions at community-focused financial institutions and mortgage companies throughout the Tri-State area. Early in her banking career, Ms. Corprew was awarded honors for establishing a profitable mortgage center. A staunch advocate for teaching financial literacy skills, Ms. Corprew has led educational seminars and events at local schools, clubs and community organizations. She has also held workshops on first-time home buying, credit and budgeting. She is a member of the United Way and Stamford Financial Stability Collaborative, and has served as a financial coach for United Way. She is a member of the Bank Compliance Association of Connecticut, Institute of Certified Bankers and Regulatory Compliance Group of Fairfield County. She is also a board member of The Helpers Club Scholarship Foundation of Stamford. Ms. Corprew earned her bachelor’s degree from Rutgers University and a master’s degree in finance from Post University in Waterbury, CT.

Edward N. Constantino

Mr. Constantino has been a director of the Company since October 2010 and the Lead Independent Director since October 2018. He has over 40 years of audit, advisory and tax experience working for two major accounting firms, Arthur Anderson LLP and KPMG LLP. Mr. Constantino retired from KPMG in late 2009, where he was an Audit Partner in charge of the Firm’s real estate and asset management businesses. Mr. Constantino is a member of the Board of Directors and Chairman of the Special Committee of ARC Property Trust and a member of the Board of Directors and Chairman of the Audit Committee of VineBrook Trust and NexPoint Residential Trust. He also is the Chairman of the Real Estate and Facilities Committee and member of the Investment Committee at St. Francis College. Mr. Constantino also serves as a consultant for the law firm of Skadden Arps. Mr. Constantino’s specific skills include auditing national and multinational organizations, internal control and compliance, financial reporting, regulatory reporting, risk management, asset valuation, accounting and finance and transaction structuring. He is a licensed CPA, a Member of the American Institute of Certified Public Accountants and a Member of the New York State Society of Public Accountants.

Raymond Smyth

Mr. Smyth served as a director of the Company from November 2008 until 2010 and has again been a director of the Company since 2011. He is a retired partner in the accounting firm of Masotti & Masotti. In addition, he is a CPA and a financial expert.

Emile Van Den Bol

Mr. Van den Bol has been a director of the Company since October 2010. Mr. Van den Bol is chairman of the Companies’ Board Loan Committee and Governance and Nomination Committee. He is also a member of the Company’s Executive Committee, Audit Committee, Compensation Committee and Board Asset and Liability Committee. Mr. Van den Bol is currently the Chief Executive Officer of Brooklawn Capital, LLC. Brooklawn Capital is an investment management company which advises and invests in and finances real estate, securities and operating companies. Mr. Van den Bol retired in 2010 as Managing Director of the Commercial Real Estate Group of Deutsche Bank Securities, Inc. Mr. Van den Bol joined Deutsche Bank in 2001 as Managing Director and held several executive positions in the Commercial Real Estate Group including Global Co-Head Structured Finance, Global Head Commercial Real Estate CDO Group and Member of the Global Commercial Real Estate Executive Committee. Mr. Van den Bol was from 2005 to 2009 a Governor of the Board of the Commercial Mortgage Securities Association. From 1996 to 2001 Mr. Van den Bol was employed by Lehman Brothers where he held a number of positions including Head of Esoteric Principal Finance Group and Co-Head of Lehman Brothers Franchise Conduit. Mr. Van den Bol was a member of Morgan Stanley’s Structured Finance Group from 1991 to 1996.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the issued and outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all Section 16(a) forms to the Company. Based solely upon a review of Section 16(a) forms furnished to the Company, the Company noted that, during the fiscal year ended December 31, 2019, no Form 3 or Form 4 filings are known to be late for any of the directors, officers and beneficial owners of any class of equity securities of the Company, except Edward N. Constantino was late in filing a Form 4 for one day.

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

Board of Directors

The Board of Directors currently consists of five members. Directors serve for a one-year term until their successors are duly elected or appointed. The Board of Directors has designated a Compensation Committee, Asset Liability Committee, Audit Committee, Loan Committee, Nominating and Corporate Governance Committee, and Executive Committee of the Board.

-	Messrs. Constantino (chairman), and Van den Bol are members of the Compensation Committee;

-	Messrs. Carrazza (chairman) Constantino, Smyth, Van den Bol, and Weinbaum are members of the Asset Liability Committee;

-	Messrs. Constantino (chairman), Smyth, and Van den Bol are members of the Audit Committee;

-	Messrs. Van den Bol (chairman), Constantino, and Smyth are members of the Loan Committee;

-	Messrs. Van den Bol (chairman), Carrazza, Constantino and Weinbaum are members of the Nominating and Corporate Governance Committee;

-	Messrs. Carrazza (chairman), Constantino, Smyth, and Van den Bol are members of the Executive Committee of the Board.

In addition to the above identical committees, the Board of Directors of the Bank also has a Compliance Committee. Messrs. Constantino (chairman), Carrazza, and Smyth are members of the Compliance Committee.

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

Name and Principal Position(s)	Year	Salary	Bonus	Restricted Stock	All Other Annual Compensation		Total

Michael A. Carrazza	2019	$300,000	$—	$49,980	$7,648	(1)	$357,628
Chairman and Chief Executive Officer	2018	$300,000	$440,000	$49,980	$13,656	(1)	$803,636

Richard A. Muskus (2)	2019	$308,462	$14,250	$18,645	$12,909	(1)	$354,266
President and Director	2018	$300,000	$16,000	$18,353	$11,522	(1)	$345,875

Frederick K. Staudmyer	2019	$230,077	$8,550	$17,341	$10,858	(1)	$266,826
Secretary and Chief Human Resources Officer; Executive Vice President and Chief Administrative Officer of Patriot Bank, N.A.	2018	$225,000	$9,600	$16,744	$12,567	(1)	$263,911

Joseph D. Perillo	2019	$233,462	$8,550	$4,570	$18,158	(1) (3)	$264,740
Chief Financial Officer	2018	$225,000	$25,000	$2,494	$16,928	(1) (3)	$269,422

Scott W. Laughinghouse (4)	2019	$227,539	$4,500	$1,595	$14,956	(1) (5)	$248,590
Executive Vice President and Chief Lending Officer	2018	$225,000	$1,600	$413	$11,026	(1) (5)	$238,039

(1)	Includes company matches for 401(k) contribution, HSA account, and group term life insurance.
(2)	Mr. Muskus resigned from the positions of President and Director of the Company and the Bank as of April 17, 2020.
(3)	Includes $6,000 and $6,000 car allowance for the year ended December 31, 2019 and 2018, respectively.
(4)	Mr. Laughinghouse resigned from the position of Chief Lending Officer of the Bank as of April 2, 2020.
(5)	Includes $6,000 and $6,000 car allowance for the year ended December 31, 2019 and 2018, respectively, and $5,000 fringe benefit for the year ended December 31, 2019.

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

Only directors of the Company are eligible to receive grants of restricted stock under the 2012 Plan. The grants of stock options and restricted stock may be subject to vesting, in one or more installments, upon the happening of certain events, upon the passage of a certain period of time. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall make the terms and conditions applicable to the vesting of restricted stock awards and stock options.

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

Under the 2012 Plan, 32,964 shares of restricted stock were awarded in 2013, 73,558 shares of restricted stock were awarded in 2014, 12,700 shares of restricted stock were awarded in 2015, 58,084 shares of restricted stock were awarded in 2016, 5,084 shares of restricted stock were awarded in 2017, 18,323 shares of restricted stock were awarded in 2018, and 9,675 shares of restricted stock were awarded in 2019.

Outstanding Equity Awards

The following table summarizes, for each of the named executive officers, the number of shares of restricted stock vested and not yet vested as of December 31, 2019:

		Stock Awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of number of unearned shares, units or other rights that have not vested ($)
Michael A. Carrazza	6,300	$112,455	-	-	4,900	$87,465
Richard A. Muskus (1)	4,707	$65,415	-	-	905	$14,843
Frederick K. Staudmyer	5,534	$95,246	-	-	544	$8,923
Joseph D. Perillo	534	$9,246	-	-	544	$8,923
Scott W. Laughinghouse (2)	154	$2,548	-	-	224	$3,558

(1)	Mr. Muskus resigned from the positions of President and Director of the Company and the Bank as of April 17, 2020.
(2)	Mr. Laughinghouse resigned from the position of Chief Lending Officer of the Bank as of April 2, 2020.

Director Compensation

The following table details the compensation paid to or accrued for each of Patriot’s non-management directors in the year ended December 31, 2019:

	Fees Earned or Paid in Cash	Cash Awards	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)	($)
Edward N. Constantino	95,525	-0-	22,077	-0-	-0-	-0-	-0-	117,602
Raymond Smyth	79,100	-0-	22,077	-0-	-0-	-0-	-0-	101,177
Emile Van den Bol	83,325	-0-	22,077	-0-	-0-	-0-	-0-	105,402
Michael J. Weinbaum	35,550	-0-	22,077	-0-	-0-	-0-	-0-	57,627
Brent M. Ciurlino	120,100	-0-	4,492	-0-	-0-	-0-	-0-	124,592

(1)	The table provides the dollar value of any restricted stock awards that vested during the period. The awards may have been granted during the current period or prior periods.
(2)	Mr. Ciurlino resigned from the position of independent Director of the Company and the Bank as of May 18, 2020.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company has 3,000,000 shares of Common Stock authorized for issuance under the 2012 Plan, of which 2,860,438 shares of stock are available for issuance as of May 26, 2020. The following table sets for the certain information regarding our 2012 Plan:

Equity Compensation Plans --	Number of Shares Issuable under Outstanding Restricted Stock Units	Number of Shares Issuable under Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Approved by the Stockholders	139,562	—	$—	2,860,438
Not Approved by the Stockholders	—	—	—	—
Totals	139,562	—		2,860,438

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides certain information about beneficial ownership of Common Stock of the Company as of May 26, 2020 with respect to: (i) each person, or group of affiliated persons, who is known to the Company to own more than five percent (5%) of Company Common Stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s directors and executive officers as a group.

Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of Common Stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 3,935,141 shares of Common Stock outstanding. In computing the number of shares of Common Stock beneficially owned by a person and applicable percentage of ownership of that person, we deemed outstanding shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of May 26, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each shareholder is in care of Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, CT 06901.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Class
Michael A. Carrazza	2,541,781	(1)	64.59%
Joseph D. Perillo	534		*
Frederick K. Staudmyer	2,659		*
Judith P. Corprew	1,359		*
David W. Christiansen	183		*
Edward N. Constantino	8,805	(2)	*
Raymond Smyth	9,987	(3)	*
Emile Van den Bol	22,186		*
Michael J. Weinbaum	12,805		*

All Directors and Executive Officers	2,600,299		66.08%

*	Less than one percent (1%)

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

(2)	Includes 1,000 shares held in a SEP IRA for the benefit of Mr. Constantino.
(3)	Includes 626 shares held in an IRA for the benefit of Mr. Smyth.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). There were $100,000 of loans to officers and directors outstanding as of December 31, 2019. In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination these loans neither involved more than the normal risk of collectability nor presented any other unfavorable features.

As of December 31, 2019, deposits by related parties aggregated $469,000. There were service fees for credit analysis paid to affiliates of members of the Board of Directors aggregated $39,000 for the year ended December 31, 2019.

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

The following table sets forth the aggregate amounts of principal accounting fees we paid to our independent registered public accountants for professional services performed in fiscal years ended December 31, 2019 and 2018 for: (i) audit fees – consisting of fees billed for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) audit-related fees – consisting of fees billed for services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) tax fees – consisting of fees billed for services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees – consisting of fees billed for all other services rendered.

	Year Ended December 31,
	2019	2018
Audit fees (1)	$392,710	456,304
Audit related fees (2)	15,750	80,556
Tax fees (3)	-	15,551
All other fees	16,013	15,585
	$424,473	567,996

(1)

Audit fees with respect to the year ended December 31, 2019 and 2018 represent fees billed to the Company by RSM for professional services rendered in connection with RSM’s quarterly reviews and annual audits.

(2)

Audit-related fees with respect to the year ending December 31, 2018 include payments of $50,000 to BDO, for professional services related to the Company’s 2018 Annual Reports on Form 10-K. The remaining balance of the amounts were items paid to RSM.

(3)	Tax fees with respect to the year ended December 31, 2018 represent payments made to RSM.

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

The Audit Committee approved the audit-related fees, tax fees and all other fees set forth above for the years ended December 31, 2019 and 2018.

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

PATRIOT NATIONAL BANCORP, INC.

Date: June 8, 2020	By:	/s/ Michael A. Carrazza
Michael A. Carrazza
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)