Form 10-Q
period 2020-03-31
PATRIOT NATIONAL BANCORP INC
filed 2020-06-08
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 1, 2020, there were 3,935,141 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Due to the outbreak of coronavirus disease 2019 (COVID-19), starting from early March 2020, the Company’s employees and external auditors have been asked to work remotely. As a result, the Company’s books and records have not been easily accessible and communication among internal financial staff and external auditors has been challenging, resulting in delay in preparation and completion of its consolidated financial statements. Based on the foregoing, on May 15, 2020, the Company filed a Current Report on Form 8-K to avail itself of a 45-day extension to file this Quarterly Report on Form 10-Q relying on the exemptions provided by an order issued by the Securities and Exchange Commission on March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465, the “SEC Order”). This Form 10-Q is being filed in reliance on the SEC Order.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	March 31, 2020	December 31, 2019

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$1,806	$2,693
Interest bearing deposits	50,350	36,711
Total cash and cash equivalents	52,156	39,404
Investment securities:
Available-for-sale securities, at fair value	44,830	48,317
Other investments, at cost	4,450	4,450
Total investment securities	49,280	52,767

Federal Reserve Bank stock, at cost	2,897	2,897
Federal Home Loan Bank stock, at cost	4,477	4,477
Loans receivable (net of allowance for loan losses: 2020: $10,916 and 2019: $10,115)	807,925	802,049
SBA loans held for sale	17,996	15,282
Accrued interest and dividends receivable	3,801	3,603
Premises and equipment, net	34,312	34,568
Other real estate owned	2,400	2,400
Deferred tax asset, net	11,989	11,133
Goodwill	1,107	1,107
Core deposit intangible, net	605	623
Other assets	10,634	9,526
Total assets	$999,579	$979,836

Liabilities
Deposits:
Noninterest bearing deposits	$83,583	$88,135
Interest bearing deposits	719,631	681,400
Total deposits	803,214	769,535

Federal Home Loan Bank and correspondent bank borrowings	90,000	100,000
Senior notes, net	11,871	11,853
Subordinated debt, net	9,760	9,752
Junior subordinated debt owed to unconsolidated trust, net	8,104	8,102
Note payable	1,143	1,193
Advances from borrowers for taxes and insurance	2,637	3,681
Accrued expenses and other liabilities	8,227	8,726
Total liabilities	934,956	912,842

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; As of March 31, 2020: 4,006,582 shares issued; 3,932,841 shares outstanding; As of December 31, 2019: 4,004,410 shares issued; 3,930,669 shares outstanding	106,213	106,170
Accumulated deficit	(39,845)	(38,773)
Accumulated other comprehensive loss	(1,745)	(403)
Total shareholders' equity	64,623	66,994
Total liabilities and shareholders' equity	$999,579	$979,836

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019

Interest and Dividend Income
Interest and fees on loans	$10,033	$9,755
Interest on investment securities	416	379
Dividends on investment securities	138	118
Other interest income	135	333
Total interest and dividend income	10,722	10,585

Interest Expense
Interest on deposits	3,200	3,264
Interest on Federal Home Loan Bank borrowings	697	439
Interest on senior debt	229	229
Interest on subordinated debt	268	289
Interest on note payable and other	5	6
Total interest expense	4,399	4,227

Net interest income	6,323	6,358

Provision for Loan Losses	804	165

Net interest income after provision for loan losses	5,519	6,193

Non-interest Income
Loan application, inspection and processing fees	53	14
Deposit fees and service charges	114	127
Gains on sales of loans	12	380
Rental income	131	130
Other income	111	95
Total non-interest income	421	746

Non-interest Expense
Salaries and benefits	3,861	3,184
Occupancy and equipment expense	949	917
Data processing expense	390	370
Professional and other outside services	784	709
Project expenses	94	80
Advertising and promotional expense	147	115
Loan administration and processing expense	24	14
Regulatory assessments	440	315
Insurance expense, net	70	41
Communications, stationary and supplies	120	134
Other operating expense	492	569
Total non-interest expense	7,371	6,448

(Loss) income before income taxes	(1,431)	491

(Benefit) provision for Income Taxes	(359)	168

Net (loss) income	$(1,072)	$323

Basic (loss) earnings per share	$(0.27)	$0.08
Diluted (loss) earnings per share	$(0.27)	$0.08

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)	Three Months Ended March 31,
	2020	2019

Net (loss) income	$(1,072)	$323

Other comprehensive (loss) income
Unrealized holding loss on securities	(1,808)	(15)
Income tax effect	466	3
Total other comprehensive loss	(1,342)	(12)
Comprehensive (loss) income	$(2,414)	$311

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three-Month Period Ended March 31, 2020
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2019	3,930,669	$106,170	$(38,773)	$(403)	$66,994
Comprehensive loss:
Net loss	-	-	(1,072)	-	(1,072)
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(1,342)	(1,342)
Total comprehensive loss	-	-	(1,072)	(1,342)	(2,414)
Share-based compensation expense	-	43	-	-	43
Vesting of restricted stock	2,172	-	-	-	-
Balance at March 31, 2020	3,932,841	$106,213	$(39,845)	$(1,745)	$64,623

Balance at December 31, 2018	3,910,674	$105,956	$(35,790)	$(826)	$69,340
Comprehensive income:
Net income	-	-	323	-	323
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(12)	(12)
Total comprehensive income	-	-	323	(12)	311
Common stock dividends	-	-	(39)	-	(39)
Share-based compensation expense	-	48	-	-	48
Vesting of restricted stock	8,936	-	-	-	-
Cumulative effect of adopting ASU 2016-02	-	-	(11)	-	(11)
Balance at March 31, 2019	3,919,610	$106,004	$(35,517)	$(838)	$69,649

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(1,072)	$323
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization (accretion) of investment premiums, net	44	(11)
Amortization and accretion of purchase loan premiums and discounts	190	174
Amortization of debt issuance costs	28	28
Amortization of core deposit intangible	18	18
Amortization of servicing assets of sold SBA loans	204	4
Provision for loan losses	804	165
Depreciation and amortization	392	389
Share-based compensation	43	48
(Increase) decrease in deferred income taxes	(390)	497
Originations of SBA loans held for sale	(2,566)	(4,908)
Proceeds from sale of SBA loans held for sale	144	5,288
Gains on sale of SBA loans held for sale, net	(12)	(380)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(198)	145
Increase in other assets	(763)	(866)
Decrease in accrued expenses and other liabilities	(1,179)	(479)
Net cash (used in) provided by operating activities	(4,313)	435

Cash Flows from Investing Activities:
Principal repayments on available-for-sale securities	1,635	613
Purchases of available-for-sale securities	-	(1,396)
Purchases of Federal Reserve Bank stock	-	(26)
Redemptions of Federal Home Loan Bank stock	-	415
Decrease (increase) in originated loans receivable, net	11,873	(3,481)
Purchases of loans receivable	(19,025)	(4,804)
Purchases of premises and equipment	(3)	(9)
Net cash used in investing activities	(5,520)	(8,688)

Cash Flows from Financing Activities:
Increase in deposits, net	33,679	9,540
Repayments of FHLB borrowings	(10,000)	(10,000)
Principal repayments of note payable	(50)	(49)
Decrease in advances from borrowers for taxes and insurance	(1,044)	(1,004)
Dividends paid on common stock	-	(39)
Net cash provided by (used in) financing activities	22,585	(1,552)

Net increase (decrease) in cash and cash equivalents	12,752	(9,805)

Cash and cash equivalents at beginning of period	39,404	66,437

Cash and cash equivalents at end of period	$52,156	$56,632

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Three Months Ended March 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,781	$3,950
Cash paid for income taxes	$3	$18

Non-cash transactions:
Purchase of premises and equipment	$133	$280
Increase in accrued expense and other liabilities	$(133)	$(280)

Increase in interest rate swaps assets	$601	$-
Increase in interest rate swaps liabilities	$(601)	$-

Transfers of SBA loans held for sale to loans receivable	$280	$-

Operating lease right-of-use assets	$(57)	$3,397
Operating lease liabilities	$57	$(3,444)

Capitalized servicing assets	$2	$66

Business Combination Non-Cash Disclosures:
Contingent liability assumed in business combination	$-	$621

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 1.     Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of Patriot National Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries Patriot Bank, N.A. (the “Bank”), Patriot National Statutory Trust I and PinPat Acquisition Corporation (collectively, “Patriot”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on the Annual Report on Form 10-K for the year ended December 31, 2019.

The consolidated balance sheet at December 31, 2019 presented herein has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan and lease losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets, the impairment of goodwill, the valuation of derivatives, and the valuation of servicing assets as certain of the Company’s more significant accounting policies and estimates, in that they are critical to the presentation of the Company’s consolidated financial condition and results of operations. As they concern matters that are inherently uncertain, these estimates require management to make subjective and complex judgments in the preparation of the Company’s consolidated financial statements.

Reclassifications:

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the remainder of 2020.

COVID-19 Impact

In March 2020, the World Health Organization declared novel coronavirus disease 2019 ("COVID-19") as a global pandemic. The COVID-19 pandemic has negatively impacted the global and U.S. economies. Many businesses in the U.S., including those in the markets we serve, were required to close, causing a significant increase in unemployment and loss of revenue for businesses that were required to close.

The consolidated financial statements reflect estimates and assumptions that affect the reported amounts of assets and liabilities, including the amount of the allowance for loan losses. The assumptions and estimates used in the financial statements were impacted by the COVID-19 pandemic. The COVID-19 pandemic did have an adverse impact on our earnings and resulted in an increase to the provision for loan losses when compared to the same period in 2019.

We are unable to estimate the full impact of COVID-19 on our business and operations at this time. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. The pandemic could cause us to experience higher credit losses in our loan portfolio, impairment of our goodwill, reduced demand for our products and services, or other negative impacts on our financial position, results of operations, and prospects.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in response to the coronavirus pandemic. This legislation aims at providing relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (“TDR”) accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Company has assessed which loans qualify for this treatment. The CARES Act also permits the Bank to continue accrue interest on loans that have received deferral treatment as a result of the pandemic. In addition, on April 7, 2020, a group of banking regulatory agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs.

Note 2.      Accounting Policies

Please refer to the summary of Significant Accounting Policies included in the Company’s 2019 Annual Report on Form 10-K for a list of all policies in effect as of December 31, 2019. The below summary is intended to provide updates or new policies required as a result of a new accounting standard or a change to the Company’s operations or assets that require a new or amended policy.

Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted During 2020

Effective January 1, 2020, the following new Accounting Standards Updates (ASU) were adopted by the Company:

ASU 2018-13

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements. This ASU removes requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 clarifies that disclosure regarding measurement uncertainty is intended to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 adds certain disclosure requirements, including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The amendments related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively, while all other amendments should be applied retrospectively for all periods presented upon their effective date. The adoption of ASU 2018-13 did not have any impact on our Consolidated Financial Statements.

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

The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The amendments in this ASU also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The term of the hosting arrangement includes the non-cancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the customer is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option, and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. The entity also is required to apply the existing impairment guidance in Subtopic 350-40 to the capitalized implementation costs as if the costs were long-lived assets.

The amendments in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the consolidated balance sheets in the same line item that a repayment for the fees of the associated hosting arrangement would be presented.

The adoption of ASU 2018-15 did not have a significant impact on our Consolidated Financial Statements.

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

ASU Update 2020-02

In January 2020, the FASB issued ASU No. 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).” This ASU adds and amends SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. See the discussion regarding the adoption of ASU 2016-13 above.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

ASU Update 2020-03

In March 2020, the FASB issued ASU No. 2020-3, “Codification Improvements to Financial Instruments.” This ASU clarifies various financial instruments topics, including the CECL standard issued in 2016. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Other amendments are effective upon issuance of this ASU. See the discussion regarding the adoption of ASU 2016-13 above.

Note 3.     Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at March 31, 2020 and December 31, 2019 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2020:
U. S. Government agency mortgage-backed securities	$15,334	$305	$(21)	$15,618
Corporate bonds	18,017	-	(2,522)	15,495
Subordinated notes	9,025	126	(204)	8,947
SBA loan pools	4,805	-	(35)	4,770
	$47,181	$431	$(2,782)	$44,830

December 31, 2019:
U. S. Government agency mortgage-backed securities	$16,663	$90	$(68)	$16,685
Corporate bonds	18,018	133	(838)	17,313
Subordinated notes	9,022	182	-	9,204
U.S. Treasury notes	5,157	-	(42)	5,115
	$48,860	$405	$(948)	$48,317

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of March 31, 2020 and December 31, 2019:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
March 31, 2020:
U. S. Government agency mortgage-backed securities	$107	$(4)	$1,585	$(17)	$1,692	$(21)
Corporate bonds	3,739	(278)	11,756	(2,244)	15,495	(2,522)
Subordinated notes	5,321	(204)	-	-	5,321	(204)
SBA loan pools	4,770	(35)	-	-	4,770	(35)
	$13,937	$(521)	$13,341	$(2,261)	$27,278	$(2,782)

December 31, 2019:
U. S. Government agency mortgage-backed securities	$2,609	$(20)	$3,919	$(48)	$6,528	$(68)
Corporate bonds	-	-	13,162	(838)	13,162	(838)
SBA loan pools	5,115	(42)	-	-	5,115	(42)
	$7,724	$(62)	$17,081	$(886)	$24,805	$(948)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

At March 31, 2020 and December 31, 2019, 16 of 26 and 15 of 27 available-for-sale securities had unrealized losses with an aggregate decline of 9.3% and 3.7% from the amortized cost of those securities, respectively.

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, subordinated notes, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. SBA government guaranteed loan pools securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The unrealized losses on the subordinated notes were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of March 31, 2020.

As of March 31, 2020 and December 31, 2019, available-for-sale securities of $4.6 million and $4.8 million were pledged primarily to secure municipal deposits, respectively. The securities were pledged to the Federal Reserve Bank (“FRB”).

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of March 31, 2020 and December 31, 2019. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
March 31, 2020:
Corporate bonds	$4,017	$14,000	$-	$18,017	$3,739	$11,756	$-	$15,495
Subordinated notes	-	9,025	-	9,025	-	8,947	-	8,947
SBA loan pools	-	4,805	-	4,805	-	4,770	-	4,770
Available-for-sale securities with stated maturity dates	4,017	27,830	-	31,847	3,739	25,473	-	29,212
U. S. Government agency mortgage-backed securities	3,487	1,915	9,932	15,334	3,502	1,934	10,182	15,618
	$7,504	$29,745	$9,932	$47,181	$7,241	$27,407	$10,182	$44,830

December 31, 2019:
Corporate bonds	$4,018	$14,000	$-	$18,018	$4,151	$13,162	$-	$17,313
Subordinated notes	-	9,022	-	9,022	-	9,204	-	9,204
SBA loan pools	-	5,157	-	5,157	-	5,115	-	5,115
Available-for-sale securities with stated maturity dates	4,018	28,179	-	32,197	4,151	27,481	-	31,632
U. S. Government agency mortgage-backed securities	3,805	2,047	10,811	16,663	3,810	2,016	10,859	16,685
	$7,823	$30,226	$10,811	$48,860	$7,961	$29,497	$10,859	$48,317

During the three months ended March 31, 2020, the Bank did not purchase and sell any available-for-sale securities. During the three months ended March 31, 2019, $1.4 million subordinated notes were purchased, and there was no sale of available-for-sale securities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 4.     Loans Receivable and Allowance for Loan and Lease Losses

As of March 31, 2020 and December 31, 2019, loans receivable, net, consisted of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Loan portfolio segment:
Commercial Real Estate	$304,492	$314,414
Residential Real Estate	171,795	175,489
Commercial and Industrial	179,457	173,875
Consumer and Other	96,620	85,934
Construction	55,255	48,388
Construction to Permanent - CRE	11,222	14,064
Loans receivable, gross	818,841	812,164
Allowance for loan and lease losses	(10,916)	(10,115)
Loans receivable, net	$807,925	$802,049

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

In connection with the Prime Bank merger in May 2018, loans were acquired. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which was accounted for in accordance with ASC 310-30. The purchased credit impaired (“PCI”) loans presently maintain a carrying value of $38,000 as of March 31, 2020 and $176,000 as of December 31, 2019, respectively. The loans were evaluated for impairment through the periodic reforecasting of expected cash flows.

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

A summary of changes in the accretable discount for PCI loans for the three months ended March 31, 2020 and 2019 follows:

(In thousands)	For the three Months Ended March 31,
	2020	2019

Accretable discount, beginning of period	$(47)	$(792)
Accretion	2	25
Other changes, net	45	573
Accretable discount, end of period	$-	$(194)

The accretion of the accretable discount for PCI loans for the three months ended March 31, 2020 and 2019 were $2,000 and $25,000, respectively. The other changes represent primarily loans that were either fully paid-off or totally charged off.

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

During the three months ended March 31, 2020 and 2019, Patriot purchased $4.1 million and $4.8 million of residential real estate loans, respectively.

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

Patriot’s syndicated and leveraged loan portfolio, which totaled $69.9 million and $71.5 million at March 31, 2020 and December 31, 2019, respectively, are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings and provide diversification from Patriot’s typical direct-to-business lines of credit and term facilities. The Bank will participate in senior secured financings for public and privately-owned companies for acquisitions, working capital, recapitalizations, and general corporate purposes. The Bank’s strategy is to participate in these types of loan transaction in accordance with its internal policies.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Consumer and Other Loans

Patriot offers individual consumers various forms of credit including installment loans, credit cards, overdraft protection, auto loans and reserve lines of credit. Repayments of such loans are generally dependent on the personal income of the borrower, which may be negatively impacted by adverse changes in economic conditions. The Company does not place a high emphasis on originating these types of loans.

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

Patriot purchased $14.9 million and $0 education loans during the three months ended March 31, 2020 and 2019, respectively.

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

SBA Loans

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75 percent of the principal balance. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $11.3 million and $9.6 million as of March 31, 2020 and December 31, 2019, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for the three months ended March 31, 2020 and 2019:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three months ended March 31, 2020
Allowance for loan and lease losses:
December 31, 2019	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115
Charge-offs	-	(1)	(4)	(39)	-	-	-	(44)
Recoveries	-	-	40	1	-	-	-	41
Provisions (credits)	361	83	14	231	126	(11)	-	804
March 31, 2020	$4,150	$1,120	$4,390	$534	$603	$119	$-	$10,916

Three months ended March 31, 2019
Allowance for loan and lease losses:
December 31, 2018	$1,866	$1,059	$3,558	$641	$350	$108	$27	$7,609
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	47	2	-	-	-	49
Provisions (credits)	(4)	330	(115)	(51)	5	15	(15)	165
March 31, 2019	$1,862	$1,389	$3,490	$592	$355	$123	$12	$7,823

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of March 31, 2020 and December 31, 2019:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
March 31, 2020
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,703	$4	$-	$9	$-	$-	$-	$1,716
Collectively evaluated for impairment	2,447	1,116	4,390	525	603	119	-	9,200
Total allowance for loan and lease losses	$4,150	$1,120	$4,390	$534	$603	$119	$-	$10,916

Loans receivable, gross:
Individually evaluated for impairment	$11,518	$3,589	$2,048	$870	$-	$-	$-	$18,025
PCI loans individually evaluated for impairment	-	-	38	-	-	-	-	38
Collectively evaluated for impairment	292,974	168,206	177,371	95,750	55,255	11,222	-	800,778
Total loans receivable, gross	$304,492	$171,795	$179,457	$96,620	$55,255	$11,222	$-	$818,841

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2019
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,496	$-	$-	$-	$-	$-	$-	$1,496
Collectively evaluated for impairment	2,293	1,038	4,340	341	477	130	-	8,619
Total allowance for loan losses	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115

Loans receivable, gross:
Individually evaluated for impairment	$13,034	$3,621	$2,057	$916	$-	$-	$-	$19,628
PCI loans individually evaluated for impairment	-	-	176	-	-	-	-	176
Collectively evaluated for impairment	301,380	171,868	171,642	85,018	48,388	14,064	-	792,360
Total loans receivable, gross	$314,414	$175,489	$173,875	$85,934	$48,388	$14,064	$-	$812,164

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

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

Due to the economic disruption and uncertainty caused by the pandemic, the allowance for loan losses may increase in future periods as borrowers are affected by the expected severe contraction of economic activity and the dramatic increase in unemployment. This may result in increases in loan delinquencies, down-grades of loan credit ratings and charge-offs in future periods. The allowance for loan losses may increase to reflect the decline in the performance of the loan portfolio and the higher level of incurred losses.

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of March 31, 2020.

(In thousands)	Performing (Accruing) Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
As of March 31, 2020:
Loan portfolio segment:
Commercial Real Estate:
Pass	$5,112	$-	$-	$5,112	$283,312	$288,424	$-	$288,424
Special mention	-	-	-	-	383	383	-	383
Substandard	-	-	-	-	5,241	5,241	10,444	15,685
	5,112	-	-	5,112	288,936	294,048	10,444	304,492
Residential Real Estate:
Pass	201	-	-	201	167,417	167,618	-	167,618
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	977	977	3,200	4,177
	201	-	-	201	168,394	168,595	3,200	171,795
Commercial and Industrial:
Pass	962	-	-	962	161,469	162,431	-	162,431
Special mention	-	-	-	-	445	445	-	445
Substandard	397	-	-	397	14,098	14,495	2,086	16,581
	1,359	-	-	1,359	176,012	177,371	2,086	179,457
Consumer and Other:
Pass	303	-	-	303	95,597	95,900	-	95,900
Substandard	-	-	-	-	-	-	720	720
	303	-	-	303	95,597	95,900	720	96,620
Construction:
Pass	-	-	-	-	55,255	55,255	-	55,255
	-	-	-	-	55,255	55,255	-	55,255
Construction to Permanent - CRE:
Pass	-	-	-	-	11,222	11,222	-	11,222
	-	-	-	-	11,222	11,222	-	11,222

Total	$6,975	$-	$-	$6,975	$795,416	$802,391	$16,450	$818,841

Loans receivable, gross:
Pass	$6,578	$-	$-	$6,578	$774,272	$780,850	$-	$780,850
Special mention	-	-	-	-	828	828	-	828
Substandard	397	-	-	397	20,316	20,713	16,450	37,163
Loans receivable, gross	$6,975	$-	$-	$6,975	$795,416	$802,391	$16,450	$818,841

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables summarize performing and non-performing loans (i.e., non-accruing) receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2019.

(In thousands)	Performing (Accruing) Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
As of December 31, 2019:
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	$-	$-	$-	$295,982	$295,982	$-	$295,982
Special mention	-	-	-	-	385	385	-	385
Substandard	-	-	-	-	6,086	6,086	11,961	18,047
	-	-	-	-	302,453	302,453	11,961	314,414
Residential Real Estate:
Pass	658	-	-	658	169,903	170,561	-	170,561
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,700	1,700	3,228	4,928
	658	-	-	658	171,603	172,261	3,228	175,489
Commercial and Industrial:
Pass	327	350	-	677	162,711	163,388	-	163,388
Special mention	279	-	-	279	172	451	-	451
Substandard	-	-	-	-	7,942	7,942	2,094	10,036
	606	350	-	956	170,825	171,781	2,094	173,875
Consumer and Other:
Pass	2,805	3	19	2,827	82,341	85,168	-	85,168
Substandard	-	-	-	-	-	-	766	766
	2,805	3	19	2,827	82,341	85,168	766	85,934
Construction:
Pass	-	-	-	-	48,388	48,388	-	48,388
	-	-	-	-	48,388	48,388	-	48,388
Construction to Permanent - CRE:
Pass	-	-	-	-	14,064	14,064	-	14,064
	-	-	-	-	14,064	14,064	-	14,064

Total	$4,069	$353	$19	$4,441	$789,674	$794,115	$18,049	$812,164

Loans receivable, gross:
Pass	$3,790	$353	$19	$4,162	$773,389	$777,551	$-	$777,551
Special mention	279	-	-	279	557	836	-	836
Substandard	-	-	-	-	15,728	15,728	18,049	33,777
Loans receivable, gross	$4,069	$353	$19	$4,441	$789,674	$794,115	$18,049	$812,164

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of March 31, 2020 and December 31, 2019:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of March 31, 2020:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$8,811	$-	$1,633	$10,444	$-	$10,444
Residential Real Estate:
Substandard	843	-	1,813	2,656	544	3,200
Commercial and Industrial:
Substandard	-	370	1,716	2,086	-	2,086
Consumer and Other:
Substandard	79	-	112	191	529	720
Total non-accruing loans	$9,733	$370	$5,274	$15,377	$1,073	$16,450

As of December 31, 2019:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$1,636	$1,636	$10,325	$11,961
Residential Real Estate:
Substandard	-	-	1,872	1,872	1,356	3,228
Commercial and Industrial:
Substandard	-	-	1,724	1,724	370	2,094
Consumer and Other:
Substandard	-	-	149	149	617	766
Total non-accruing loans	$-	$-	$5,381	$5,381	$12,668	$18,049

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $191,000 and $275,000 would have been recognized during the three months ended March 31, 2020 and 2019, respectively.

Interest income collected and recognized on non-accruing loans for the three months ended March 31, 2020 was $28,000. Interest income of $150,000 was collected and recognized on non-accruing loans during the three months ended March 31, 2019.

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

All interest accrued, but not collected for loans that are placed on non-accrual status or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, after at least six months of timely payment history. Management considers all non-accrual loans and Trouble Debt Restructurings (“TDR”) for impaired loans. In most cases, loan payments that are past due less than 90 days, well-secured, and in the process of collection are not considered impaired. The Bank considers consumer installment loans to be pools of smaller homogeneous loan balances, which are collectively evaluated for impairment.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
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

The following table summarizes the recorded investment in TDRs as of March 31, 2020 and 2019.

(In thousands)	March 30, 2020		December 31, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Loan portfolio segment:
Commercial Real Estate	2	$9,884	2	$9,873
Residential Real Estate	2	390	2	393
Consumer and Other	2	678	2	687
Total TDR Loans	6	10,952	6	10,953
Less:
TDRs included in non-accrual loans	2	(9,340)	2	(9,337)
Total accrual TDR Loans	4	$1,612	4	$1,616

During the three months ended March 31, 2020, no loans were modified as TDR. During the three months ended March 31, 2019, one loan was modified with a maturity and rate reduction as TDR.

	Three Months Ended March 31, 2019
		Outstanding Recorded Investment
(In thousands)	Number of Loans	Pre-Modification	Post-Modification
Loan portfolio segment:
Construction	1	$8,800	$8,800
Total TDR Loans	1	$8,800	$8,800

The loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, extending the interest-only payment period, or substituting or adding a co-borrower or guarantor. There were no loans modified as TDRs and no defaults of TDRs during the three months ended March 31, 2020. At March 31, 2020 and December 31, 2019, there were no commitments to advance additional funds under TDRs.

The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In addition, on April 7, 2020, a group of banking regulatory agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs. As of March 31, 2020, $5.5 million of loans to borrowers had been modified to defer the payment of interest and or principal for up to 90 days. These modified loans were not considered to be TDRs and are therefore excluded from the table above.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of March 31, 2020 and December 31, 2019, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $18.0 million and $19.6 million, respectively, were identified, for which $1.7 million and $1.5 million specific reserves were established, respectively. Loans not requiring specific reserves had fair values exceeding the total recorded investment, supporting the net investment in the loan which includes principal balance, unamortized fees and costs and accrued interest, if any. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At March 31, 2020 and December 31, 2019, exposure to the impaired loans was related to 26 and 27 borrowers, respectively. For collateral dependent loans, appraisal reports of the underlying collateral, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were first reduced by a 12% discount to reflect the Bank’s experience selling Other Real Estate Owned (OREO) properties, and were further reduced by 8% in selling costs, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.

In addition, the remaining $38,000 PCI loans acquired from Prime Bank acquisition were commercial and industrial loans. The PCI loans were originally recorded at fair value by the Bank on the date of acquisition. At March 31, 2020, those loans were considered individually evaluated for impairment, with no allowance recorded.

The following table reflects information about the impaired loans, excluding PCI loans, by class as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020			December 31, 2019
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$2,707	$2,713	$-	$4,234	$4,309	$-
Residential Real Estate	3,479	3,498	-	3,621	3,623	-
Commercial and Industrial	2,048	2,054	-	2,057	2,060	-
Consumer and Other	664	700	-	916	1,000	-
	8,898	8,965	-	10,828	10,992	-

With a related allowance recorded:
Commercial Real Estate	8,811	8,811	1,703	8,800	8,800	1,496
Residential Real Estate	110	110	4	-	-	-
Consumer and Other	206	308	9	-	-	-
	9,127	9,229	1,716	8,800	8,800	1,496

Impaired Loans, Total:
Commercial Real Estate	11,518	11,524	1,703	13,034	13,109	1,496
Residential Real Estate	3,589	3,608	4	3,621	3,623	-
Commercial and Industrial	2,048	2,054	-	2,057	2,060	-
Consumer and Other	870	1,008	9	916	1,000	-
Impaired Loans, Total	$18,025	$18,194	$1,716	$19,628	$19,792	$1,496

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables summarize additional information regarding impaired loans, excluding PCI loans, by class for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In thousands)	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$3,467	$-	$6,440	$13
Residential Real Estate	3,578	20	942	4
Commercial and Industrial	2,082	1	775	-
Consumer and Other	851	8	841	8
Construction	-	-	8,800	150
	9,978	29	17,798	175
With a related allowance recorded:
Commercial Real Estate	8,808	1	472	-
Residential Real Estate	28	2	2,089	-
Commercial and Industrial	-	-	3,863	-
Consumer and Other	51	1	21	-
	8,887	4	6,445	-
Impaired Loans, Total:
Commercial Real Estate	12,275	1	6,912	13
Residential Real Estate	3,606	22	3,031	4
Commercial and Industrial	2,082	1	4,638	-
Consumer and Other	902	9	862	8
Construction	-	-	8,800	150
Impaired Loans, Total	$18,865	$33	$24,243	$175

Note 5.     Loans Held for Sale

Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of March 31, 2020, $18.0 million SBA loans were held for sale, consisting of $11.7 million commercial and industrial loans and $6.3 million commercial real estate. There were $15.3 million of loans held for sale at December 31, 2019, consisting of $10.2 million commercial and industrial loans and $5.1 million commercial real estate.

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

Serviced loans sold to others are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $13.5 million and $13.6 million at March 31, 2020 and December 31, 2019, respectively. The servicing asset has a carrying value of $198,000 and fair value of $272,000 at March 31, 2020. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the consolidated balance sheets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2020 and 2019:

(In thousands)	For the three Months Ended March 31,
	2020	2019
Beginning balance	$201	37
Servicing rights capitalized	2	66
Servicing rights amortized	(5)	(4)
Ending balance	198	99

Note 6.     Goodwill and Other Intangible Assets

On May 10, 2018 the Company completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT. The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.

The assets acquired and liabilities assumed from Prime Bank were recorded at their fair value as of the closing date of the acquisition. Goodwill of $2.1 million was recorded at the time of the acquisition, and was adjusted to $1.7 million as of December 31, 2018, primarily due to updating of fair value of the core deposit intangible and adjustment of cash and contingent consideration. The goodwill was further adjusted to $1.1 million as a result of reducing the estimated amount to be paid pursuant to certain problem loans pending resolution by $621,000 as of May 10, 2019. There were no income statement effects resulting from the recorded measurement period adjustments for the three months ended March 31, 2020. The goodwill is all deductible for income taxes over 15 years.

Information on goodwill for the three months ended March 31, 2020 and 2019 is as follows:

	For the three Month Ended March 31,
(In thousands)	2020	2019

Balance, beginning of period	$1,107	$1,728
Mesurement period adjustments	-	(621)
Balance, end of period	$1,107	$1,107

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

The Company identified the COVID-19 pandemic as a triggering event for the first quarter of 2020. Due to this triggering event, the Company performed a quantitative assessment of the goodwill, and concluded that the goodwill was not impaired as of March 31, 2020.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 7.      Deposits

The following table presents the balance of deposits held, by category as of March 31, 2020 and December 31, 2019.

(In thousands)	March 31, 2020	December 31, 2019
Non-interest bearing	$83,583	$88,135
Interest bearing:
NOW	28,265	26,864
Savings	59,567	64,020
Money market	132,629	99,115
Certificates of deposit, less than $250,000	205,311	193,942
Certificates of deposit, $250,000 or greater	68,444	67,550
Brokered deposits	225,415	229,909
Interest bearing, Total	719,631	681,400

Total Deposits	$803,214	$769,535

As of March 31, 2020, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$185,727	$64,424	$209,199	$459,350
More than 1 year through 2 years	14,996	2,559	15,467	33,022
More than 2 years through 3 years	2,982	959	499	4,440
More than 3 years through 4 years	644	251	-	895
More than 4 years through 5 years	962	251	250	1,463
	$205,311	$68,444	$225,415	$499,170

Note 8.     Derivatives

Patriot is a party to four interest rate swaps derivatives that are not designated as hedging instruments. Under a program, Patriot will execute interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Patriot executes with a third party, such that Patriot minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties.

Patriot entered the two initial interest rate swaps under the program in November 2018, and the two most recent swaps were entered into in May 2019. As of March 31, 2020 and December 31, 2019, Patriot had cash pledged for collateral on its interest rate swaps of $1.4 million and $1.1 million, respectively. This collateral is included in other assets on the consolidated balance sheets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
March 31, 2020:
Classified in Other Assets:
Customer interest rate swap	$4,919	9.1	5.25%	1 Mo. LIBOR + 1.96%	$1,082
Customer interest rate swap	$1,444	9.3	4.38%	1 Mo. LIBOR + 2.00%	$213

Classified in Other Liabilities:
3rd party interest rate swap	$4,919	9.1	5.25%	1 Mo. LIBOR + 1.96%	$(1,082)
3rd party interest rate swap	$1,444	9.3	4.38%	1 Mo. LIBOR + 2.00%	$(213)

December 31, 2019:
Classified in Other Assets:
Customer interest rate swap	$4,944	9.3	5.25%	1 Mo. LIBOR + 1.96%	$617
Customer interest rate swap	1,444	9.5	4.38%	1 Mo. LIBOR + 2.00%	77

Classified in Other Liabilities:
3rd party interest rate swap	$4,944	9.3	5.25%	1 Mo. LIBOR + 1.96%	$(617)
3rd party interest rate swap	1,444	9.5	4.38%	1 Mo. LIBOR + 2.00%	(77)

Note 9.     Share-Based Compensation and Employee Benefit Plan

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice has been to grant RSAs. As of March 31, 2020 and December 31, 2019, there were no options or phantom stock units outstanding, or that have been exercised during the period then ended.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain limitations. As of March 31, 2020, 2,860,438 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares as of March 31, 2020 and 2019 and changes therein during the periods indicated:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Three months ended March 31, 2020:
Unvested at December 31, 2019	21,470	$12.91
Vested	(2,172)	$14.56
Unvested at March 31, 2020	19,298	$12.73

Three months ended March 31, 2019:
Unvested at December 31, 2018	31,790	$14.06
Vested	(8,936)	$15.07
Unvested at March 31, 2019	22,854	$13.66

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

For the three months ended March 31, 2020 and 2019, the Company recognized total share-based compensation expense of $43,000 and $48,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $25,000 and $28,000, for the three months ended March 31, 2020 and 2019, respectively. Included in share-based compensation expense were $18,000 and $20,000 attributable to Patriot’s external directors, who received total compensation of $117,000 and $119,000 for each of those periods, respectively, which amounts are included in Other Operating Expenses in the Consolidated Statements of Operations.

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of March 31, 2020 amounted to $264,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 1.91 years.

Dividends

On March 26, 2020, the Company received a notice of rejection from the Federal Reserve Bank of New York regarding the Company’s request to make a quarterly dividend to its shareholders in March 2020. The response related to a pending request submitted by the Bank to the Office of the Comptroller of the Currency (the “OCC”) requesting approval to have the Bank pay a dividend to the Company. As a result, the Company did not pay the dividend that would normally have been paid during the first quarter of 2020.

For the three months ended March 31, 2019, the Company paid cash dividends of $.01 per share of common stock, or an aggregate of $39,000.

Retirement Plan

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent of an employee's annual compensation. During the three months ended March 31, 2020 and 2019, compensation expense under the 401K aggregated $89,000 and $54,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 10.      Earnings per share

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

The following table summarizes the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

(Net income in thousands)	Three Months Ended March 31,
	2020	2019
Basis (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(1,072)	$323
Divided by:
Weighted average shares outstanding	3,931,388	3,917,312

Basic (loss) earnings per common share	$(0.27)	$0.08

Diluted (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(1,072)	$323

Weighted average shares outstanding	3,931,388	3,917,312

Effect of potentially dilutive restricted common shares	- (1)	-	(2)

Divided by:
Weighted average diluted shares outstanding	3,931,388	3,917,312

Diluted (loss) earnings per common share	$(0.27)	$0.08

(1)	The weighted average diluted shares outstanding does not include 10,112 anti-dilutive restricted common shares for the three months ended March 31, 2020.
(2)	The weighted average diluted shares outstanding does not include 448 anti-dilutive restricted common shares for the three months ended March 31, 2019.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 11.     Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments with credit risk at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Commitments to extend credit:
Unused lines of credit	$63,560	$71,101
Undisbursed construction loans	44,653	25,367
Home equity lines of credit	19,146	20,032
Future loan commitments	14,046	27,822
Financial standby letters of credit	743	743
	$142,148	$145,065

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a reserve for credit loss of $8,000 and $8,000 as of March 31, 2020 and December 31, 2019, respectively, which is included in accrued expenses and other liabilities.

Standby letters of credit are written commitments issued by Patriot to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the consolidated balance sheet.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 12.     Regulatory and Operational Matters

In November 2018, the Bank entered into a formal written agreement (the “Agreement”) with the OCC.  Pursuant to the terms of the Agreement, the Bank has appointed a Compliance Committee of three independent outside directors and one member of management responsible for monitoring adherence to the Agreement and has appointed a Lead Independent Director.

The Agreement states that the Board and Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the allowance for loan and lease losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement the Bank agreed to provide a revised written 3-year strategic and capital plan for the Bank. The Bank provided the documents and policies requested in the Agreement. To date, the Bank has addressed each of the items identified in the Agreement and is currently working collaboratively with the OCC to bring all matters to full resolution. Further details pertaining to the Agreement were provided in Part II Item 9B: Other information included on the Annual Report on Form 10-K for the year ended December 31, 2018.

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

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The Bank did not adopt the CBLR framework at March 31, 2020, but retains the option to adopt the framework in a future period.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The Company’s and the Bank’s regulatory capital amounts and ratios at March 31, 2020 and December 31, 2019 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	$89,597	10.405	$90,083	10.510	$100,779	11.758	$100,953	11.826
To be Well Capitalized(1)	-	-	-	-	85,713	10.000	85,362	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	89,999	10.500	89,630	10.500
For capital adequacy	68,887	8.000	68,573	8.000	68,570	8.000	68,290	8.000

Tier 1 Capital (to risk weighted assets):
Actual	68,832	7.994	69,957	8.161	90,062	10.507	90,827	10.640
To be Well Capitalized(1)	-	-	-	-	68,570	8.000	68,290	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	72,856	8.500	72,558	8.500
For capital adequacy	51,665	6.000	51,430	6.000	51,428	6.000	51,217	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	60,832	7.065	61,957	7.228	90,062	10.507	90,827	10.640
To be Well Capitalized(1)	-	-	-	-	55,713	6.500	55,485	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	59,999	7.000	59,753	7.000
For capital adequacy	38,749	4.500	38,572	4.500	38,571	4.500	38,413	4.500

Tier 1 Leverage Capital (to average assets):
Actual	68,832	7.001	69,957	7.148	90,062	9.158	90,827	9.279
To be Well Capitalized(1)	-	-	-	-	49,169	5.000	48,944	5.000
For capital adequacy	39,328	4.000	39,148	4.000	39,335	4.000	39,155	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.
(2)

The Capital Conservation Buffer implemented by the FDIC began to be phased in beginning January 1, 2016. It was not applicable to periods prior to that date and does not apply to bank holding companies - the Company.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that may be distributed to shareholders or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conversation buffer of 2.5% has been included in the minimum capital adequacy ratios in the 2020 and 2019 column above.

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. As of March 31, 2020, Patriot satisfies all regulatory capital adequacy requirements on a fully phased-in basis.

Note 13.      Fair Value and Interest Rate Risk

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
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

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.45 million. This investment is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both March 31, 2020 and December 31, 2019 due to its short-term nature.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
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

Senior Notes, Subordinated Notes, and Junior Subordinated Debt and Note Payable

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

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

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of March 31, 2020 and December 31, 2019:

(In thousands)		March 31, 2020		December 31, 2019
	Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$1,806	$1,806	$2,693	$2,693
Interest-bearing deposits due from banks	Level 1	50,350	50,350	36,711	36,711
Available-for-sale securities	Level 2	44,830	44,830	48,317	48,317
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,897	2,897	2,897	2,897
Federal Home Loan Bank stock	Level 2	4,477	4,477	4,477	4,477
Loans receivable, net	Level 3	807,925	780,488	802,049	793,559
SBA loans held for sale	Level 2	17,996	19,672	15,282	16,733
SBA servicing assets	Level 3	198	272	201	280
Accrued interest receivable	Level 2	3,801	3,801	3,603	3,603
Interest rate swap receivable	Level 2	1,295	1,295	694	694

Financial assets, total		$940,025	$914,338	$921,374	$914,414

Financial Liabilities:
Demand deposits	Level 2	$83,583	$83,583	$88,135	$88,135
Savings deposits	Level 2	59,567	59,567	64,020	64,020
Money market deposits	Level 2	132,629	132,629	99,115	99,115
NOW accounts	Level 2	28,265	28,265	26,864	26,864
Time deposits	Level 2	273,755	275,934	261,492	261,914
Brokered deposits	Level 1	225,415	226,786	229,909	230,073
FHLB borrowings	Level 2	90,000	97,410	100,000	103,962
Senior notes	Level 2	11,871	11,985	11,853	11,722
Subordinated debt	Level 2	9,760	10,117	9,752	9,747
Junior subordinated debt owed to unconsolidated trust	Level 2	8,104	8,104	8,102	8,102
Note payable	Level 3	1,143	1,158	1,193	1,129
Accrued interest payable	Level 2	1,562	1,562	1,971	1,971
Contingent consideration liability	Level 3	86	86	86	86
Interest rate swap liability	Level 2	1,295	1,295	694	694

Financial liabilities, total		$927,035	$938,481	$903,186	$907,534

The carrying amount of cash and noninterest bearing balances due from banks, interest-bearing deposits due from banks, and demand deposits approximates fair value, due to the short-term nature and high turnover of these balances. These amounts are included in the table above for informational purposes.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of March 31, 2020 and December 31, 2019:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2020:
U. S. Government agency mortgage-backed securities	$-	$15,618	$-	$15,618
Corporate bonds	-	15,495	-	15,495
Subordinated notes	-	8,947	-	8,947
SBA loan pools	-	4,770	-	4,770
Available-for-sale securities	$-	$44,830	$-	$44,830

Impaired PCI Loans, net	$-	$-	$38	$38

Contingent consideration liability	$-	$-	$86	$86

Interest rate swap receivable	$-	$1,295	$-	$1,295

Interest rate swap liability	$-	$1,295	$-	$1,295

December 31, 2019:
U. S. Government agency mortgage-backed securities	$-	$16,685	$-	$16,685
Corporate bonds	-	17,313	-	17,313
Subordinated notes	-	9,204	-	9,204
SBA loan pools	-	5,115	-	5,115
Available-for-sale securities	$-	$48,317	$-	$48,317

Impaired PCI Loans, net	$-	$-	$176	$176

Contingent consideration liability	$-	$-	$86	$86

Interest rate swap receivable	$-	$694	$-	$694

Interest rate swap liability	$-	$694	$-	$694

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

During the three months ended March 31, 2020 and 2019, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2020:
Impaired loans, net	$16,309	Real Estate Appraisals	Discount for appraisal type	8%	-	20%

Other Real Estate Owned	2,400	Real Estate Appraisals	Discount for appraisal type		12%

SBA servicing assets	272	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2019:
Impaired loans, net	$18,132	Real Estate Appraisals	Discount for appraisal type	8%	-	20%

Other Real Estate Owned	2,400	Real Estate Appraisals	Discount for appraisal type		12%

SBA servicing assets	280	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

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

The estimated fair value amounts have been measured as of March 31, 2020 and December 31, 2019, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

Note 14. Subsequent Events

The CARES Act provides for Paycheck Protection Program ("PPP") loans to be made by banks to small businesses impacted by COVID-19, to cover payroll and other operating expenses. Loans extended under the PPP are fully guaranteed by the U.S. Small Business Administration (SBA). Subsequent to March 31, 2020, the Company did not approve any PPP loans.

Section 4013 of the CARES Act also allows financial institutions to grant short term payment relief to borrowers impacted by COVID-19 and permits a financial institution to elect to suspend troubled debt restructuring accounting for relief granted under the Act. Subsequent to March 31, 2020 and through June 8, 2020, the Company received approximately 240 additional requests for payment relief on loan balances totaling approximately $219 million, predominately for commercial real estate loans and commercial industrial loans. The Company continues to thoroughly evaluate incoming deferral requests and if appropriate, will grant payment deferrals considering regulatory guidance. These deferrals are not considered troubled debt restructurings based on section 4013 of the CARES Act and interagency guidance issued in March of 2020.

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

(24) our ability to retain key employees; and

(25) our compensation expense associated with equity allocated or awarded to our employees

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 29, 2020 (the “2019 Form 10-K”) and the consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q.

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

Temporary Troubled Debt Restructurings (“TDRs”) Relief. The CARES Act allows banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (“U.S. GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking agencies are required to defer to the determination of the banks making such suspension. In addition, on April 7, 2020, a group of banking regulatory agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs.

Small Business Administration Paycheck Protection Program. The CARES Act created the SBA’s Paycheck Protection Program. Under the Paycheck Protection Program, $669 billion was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions that process loan applications and service the loans.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan and lease losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets, the impairment of goodwill, the valuation of derivatives, and the valuation of servicing assets as certain of the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the 2019 Form 10-K for additional information.

Summary

The Company reported net loss for the first quarter of 2020 of $1.1 million ($0.27 basic and diluted loss per share) compared to a net income of $323,000 ($0.08 basic and diluted earnings per share) for the first quarter of 2019. The loss before income taxes was $1.4 million for first quarter of 2020, as compared to $491,000 income before income taxes for the first quarter of 2019.

The decline in 2020 results was primarily due to a material increase in provision for loan losses to $804,000 in the first quarter and an increase in operating expenses. The expense increase was primarily associated with increase salaries and benefits due to expansion of our SBA business since the second quarter of 2019.

The Company expects to return to profitability once the impact of the COVID 19 pandemic is fully absorbed in its assessment of credit losses and when its investments in the expansion of its SBA business and deposit raising initiatives begin to result in stronger net interest and non-interest income. The Company continues to work collaboratively with the OCC and intends to fully resolve all matters associated with the OCC Formal Agreement to the full satisfaction of the OCC.

Financial Condition

As of March 31, 2020, total assets increased to $999.6 million as compared to $979.8 million at December 31, 2019. Net Loan portfolio increased $5.9 million or 0.7% from $802.0 million at December 31, 2019 to $807.9 million at March 31, 2020. Deposits increased to $803.2 million at March 31, 2020, as compared to $769.5 million at December 31, 2019.

Equity decreased $2.4 million or 3.6%, from $67.0 million at December 31, 2019 to $64.6 million at March 31, 2020, primarily due to $1.1 million of net loss and $1.3 million of unrealized loss on investment portfolio, net of taxes, which was partially offset by $43,000 of equity compensation for the three months ended March 31, 2020.

Cash and Cash Equivalents

Cash and cash equivalents increased $12.8 million, from $39.4 million at December 31, 2019 to $52.2 million at March 31, 2020. The increase in the first quarter of 2020 was primarily attributable to a $33.7 million cash increase in deposits, which was partially offset by $19.0 million cash used for loan purchases. The Company’s liquidity position remains strong with liquid assets 11.0% of total assets at March 31, 2020.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(In thousands)	March 31,	December 31,	Increase / (Decrease)
	2020	2019	($)	(%)
U. S. Government agency mortgage-backed securities	$15,618	$16,685	$(1,067)	-6.39%
Corporate bonds	15,495	17,313	(1,818)	-10.50%
Subordinated notes	8,947	9,204	(257)	-2.79%
SBA loan pools	4,770	5,115	(345)	-6.74%
Total Available-for-Sale Securities, at fair value	44,830	48,317	(3,487)	-7.22%

Other Investments, at cost	4,450	4,450	-	0.00%

	$49,280	$52,767	$(3,487)	-6.61%

Total investments decreased by $3.5 million or 6.6%, from $52.8 million at December 31, 2019 to $49.3 million at March 31, 2020. This decrease was primarily attributable to repayments of $1.6 million principal and $1.8 million change in unrealized loss on available-for-sale securities. There were no purchase and sales of available-for-sale securities in the three months ended March 31, 2020.

Loans

The following table provides the composition of the Company’s loan portfolio as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$304,492	37.18%	$314,414	38.71%
Residential Real Estate	171,795	20.98%	175,489	21.61%
Commercial and Industrial	179,457	21.92%	173,875	21.41%
Consumer and Other	96,620	11.80%	85,934	10.58%
Construction	55,255	6.75%	48,388	5.96%
Construction to permanent - CRE	11,222	1.37%	14,064	1.73%
Loans receivable, gross	818,841	100.00%	812,164	100.00%
Allowance for loan losses	(10,916)		(10,115)
Loans receivable, net	$807,925		$802,049

The Company’s gross loan portfolio increased $6.6 million, from $812.2 million at December 31, 2019 to $818.8 million at March 31, 2020. The increase in loans was primarily attributable to $19.0 million in purchases of loans receivable in the three months ended March 31, 2020. As of March 31, 2020, the loan pipeline is strong. The Company will continue to enhance service offerings to customers.

SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of March 31, 2020 and December 31, 2019, SBA loans included in the commercial real estate loans were $4.6 million and $4.0 million, respectively. SBA loans included in the commercial and industrial loan were $11.3 million and $5.6 million as of March 31, 2020 and December 31, 2019, respectively. Delays in SBA loan sales have been caused by a requirement from the SBA that requires the Bank to receive SBA approval prior to sale. The Bank is waiting on further communication and assessment from the SBA to determine when these loans will be sold.

At March 31, 2020, the net loan to deposit ratio was 101% and the net loan to total assets ratio was 81%. At December 31, 2019, these ratios were 104% and 82%, respectively.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses increased $801,000 or 7.9% from $10.1 million at December 31, 2019 to $10.9 million at March 31, 2020. The increase was primarily attributable to $804,000 in provision for all loan categories, which was primarily due to additional reserve for allowance loan losses related to COVID-19 in the first quarter of 2020.

Based upon the overall assessment and evaluation of the loan portfolio at March 31, 2020, management believes $10.9 million in the allowance for loan and lease losses, which represented 1.3% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan and lease losses:

	For the three Month Ended March 31,
(In thousands)	2020	2019
Balance at beginning of the period	$10,115	$7,609
Charge-offs:
Residential Real Estate	(1)	-
Commercial and Industrial	(4)	-
Consumer and Other	(39)	-
Total charge-offs	(44)	-
Recoveries:
Commercial and Industrial	40	47
Consumer and Other	1	2
Total recoveries	41	49
Net (charge-offs) recoveries	(3)	49
Provision charged to earnings	804	165
Balance at end of the period	$10,916	$7,823

Ratios:
Net (charge-offs) recoveries to average loans	(0.000)%	0.006%
Allowance for loan losses to total loans	1.33%	0.99%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment and the percentage of the loans to total loans:

(In thousands)	March 31, 2020		December 31, 2019
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans
Commercial Real Estate	$4,150	37.18%	$3,789	38.71%
Residential Real Estate	1,120	20.98%	1,038	21.61%
Commercial and Industrial	4,390	21.92%	4,340	21.41%
Consumer and Other	534	11.80%	341	10.58%
Construction	603	6.75%	477	5.96%
Construction to permanent - CRE	119	1.37%	130	1.73%
Total	$10,916	100.00%	$10,115	100.00%

Non-performing Assets

The following table presents non-performing assets as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31,	December 31,
	2020	2019
Non-accruing loans:
Commercial Real Estate	$10,444	$11,961
Residential Real Estate	3,200	3,228
Commercial and Industrial	2,086	2,094
Consumer and Other	720	766
Total non-accruing loans	16,450	18,049

Loans past due over 90 days and still accruing	-	19
Other real estate owned	2,400	2,400
Total nonperforming assets	$18,850	$20,468

Nonperforming assets to total assets	1.89%	2.09%
Nonperforming loans to total loans, net	2.04%	2.25%

The $16.5 million of non-accrual loans at March 31, 2020 was comprised of 23 borrowers, for which a specific reserve of $1.7 million was established. Two TDR loans of total $9.3 million were included in the non-accrual loans. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Bank evaluated the impaired loans individually and determined that a specific reserve of $1.7 million was established for the current quarter.

As of December 31, 2019, the $18.0 million of non-accrual loans was comprised of 27 borrowers, for which a specific reserve of $1.5 million was established. Two TDR loans of total $9.3 million were included in the non-accrual loans as of December 31, 2019.

Loans held for sale

SBA loans held for sale totaled $18.0 million and $15.3 million as of March 31, 2020 and December 31, 2019, respectively. Loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. Loans held for sale at March 31, 2020, consisted of $11.7 million commercial and industrial loans and $6.3 million commercial real estate, respectively. Loans held for sale at December 31, 2019, consisted of $10.2 million commercial and industrial loans and $5.1 million commercial real estate, respectively. The increase in loans held for sale was due to the retention of certain loans that were pending SBA review prior to completion of the sale. These loans are expected to clear SBA review and to be sold in the first half of 2020. The Company sold $144,000 SBA loans during the three months ended March 31, 2020, compared to $5.4 million for the three months ended March 31, 2019.

Goodwill

The Company completed its acquisition of Prime Bank in May 2018, and recorded $1.7 million of goodwill at December 31, 2018. The goodwill was adjusted to $1.1 million as a result of reducing by $621,000 the estimated amount to be paid pursuant to certain problem loans pending resolution as of May 10, 2019. No further adjustment was made as of March 31, 2020.

The Company identified the COVID-19 pandemic as a triggering event for the first quarter of 2020. Due to this triggering event, the Company performed a quantitative assessment of the goodwill, and concluded that the goodwill was not impaired as of March 31, 2020.

Deferred Taxes

Deferred tax assets increased $900,000, from $11.1 million at December 31, 2019 to $12.0 million at March 31, 2020. The increase in deferred tax assets resulted primarily from the impact of net loss and currently non-deductible reserves and accruals in the first quarter of 2020.

Our effective tax rate for the three months ended March 31, 2020 was 25%, compared to the effective tax rate of 34% for the three months ended March 31, 2019. The Company’s effective rates for both periods were affected primarily by states taxes and non-deductible expenses.

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

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company’s income taxes or related disclosures.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	March 31,	December 31,	Increase/(Decrease)
	2020	2019	$	%

Non-interest bearing	$83,583	$88,135	$(4,552)	(5.16)%
Interest bearing:
NOW	28,265	26,864	1,401	5.22%
Savings	59,567	64,020	(4,453)	(6.96)%
Money market	132,629	99,115	33,514	33.81%
Certificates of deposit, less than $250,000	205,311	193,942	11,369	5.86%
Certificates of deposit, $250,000 or greater	68,444	67,550	894	1.32%
Brokered deposits	225,415	229,909	(4,494)	(1.95)%
Total Interest bearing	719,631	681,400	38,231	5.61%

Total Deposits	$803,214	$769,535	$33,679	4.38%

Deposits increased $33.7 million or 4.4%, from $769.5 million at December 31, 2019 to $803.2 million at March 31, 2020, resulting primarily from an increase of $33.5 million in money market deposits as the money market products attracted net new deposit balances.

Borrowings

Total borrowings were $120.9 million and $130.9 million as of March 31, 2020 and December 31, 2019, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of March 31, 2020, the Bank had $78.2 million of available borrowing capacity from the FHLB-B.

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At March 31, 2020 and December 31, 2019, outstanding advances from the FHLB-B aggregated $90.0 million and $100.0 million, respectively.

At March 31, 2020, advances of $80.0 million outstanding bore fixed rates of interest ranging from 2.40% to 3.61% with maturities ranging from 3.3 years to 4.5 years. The FHLB-B advances with fixed interest rates have a weighted average interest rate of 3.13%. Included in the fixed rate advances are two advances totaling $50.0 million, callable by the FHLB quarterly through October 2023.

The remaining $10.0 million floating to fixed rate advance resets to a fixed rate in October of 2020. During its initial term (two years), this advance carries a floating rate 100 basis points below LIBOR. After the initial term, the rate resets to a fixed rate of 4.23% per annum, and the borrowing can be called by the FHLB-B on a quarterly basis.

At March 31, 2020, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $268.4 million.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three months ended March 31, 2020 and 2019, no funds had been borrowed under the line of credit.

Interest expenses incurred for the three months ended March 31, 2020 and 2019 were $697,000 and 439,000, respectively.

Correspondent Bank - Line of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $5 million at March 31, 2020 and $5 million at December 31, 2019. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.

There was no outstanding balance under the agreements at March 31, 2020 and December 31, 2019. No interest expense incurred for the three months ended March 31, 2020 and 2019.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At March 31, 2020 and December 31, 2019, $129,000 and $147,000 of unamortized debt issuance costs were deducted from the face amount of the Senior Notes included in the consolidated balance sheet, respectively.

The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

For the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $229,000 and $229,000, respectively.

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

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At March 31, 2020 and December 31, 2019, $240,000 and $248,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.

For the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $164,000 and $168,000, respectively.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (4.38% at March 31, 2020) and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of March 31, 2020 and December 31, 2019, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $144,000 and $146,000, respectively, and accrued interest on the junior subordinated debentures was $6,000 and $6,000, respectively.

For the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $104,000 and $121,000 respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of March 31, 2020 and December 31, 2019, the note had a balance outstanding of $1.1 million and $1.2 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

For the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $5,000 and $6,000 respectively.

Equity

Equity decreased $2.4million, from $67.0 million at December 31, 2019 to $64.6 million at March 31, 2020, primarily due to $1.1 million of net loss and $1.3 million of net investment portfolio unrealized loss for the three months ended March 31, 2020.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, decreased $3.0 million from $145.1 million at December 31, 2019 to $142.1million at March 31, 2020.

Derivatives

As of March 31, 2020, Patriot had entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three months ended March 31, 2020 and 2019, respectively.

Further discussion of the fair value of derivatives is set forth in Note 8 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended March 31, 2020 and 2019:

(In thousands)	Three months ended March 31,
	2020			2019
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$833,001	$10,033	4.83	$784,137	$9,755	5.05
Investments	59,705	554	3.71	52,829	497	3.76
Cash equivalents and other	41,340	135	1.31	58,665	333	2.30

Total interest earning assets	934,046	10,722	4.60	895,631	10,585	4.79

Cash and due from banks	2,415			7,555
Allowance for loan losses	(10,155)			(7,592)
OREO	2,400			2,945
Other assets	59,702			59,545

Total Assets	$988,408			$958,084

Liabilities
Interest bearing liabilities:
Deposits	$702,730	$3,200	1.83	$675,851	$3,264	1.96
Borrowings	99,139	697	2.82	90,667	439	1.96
Senior notes	11,860	229	7.72	11,785	229	7.77
Subordinated debt	17,857	268	6.02	17,820	289	6.58
Note Payable and other	1,160	5	1.73	1,357	6	1.79

Total interest bearing liabilities	832,746	4,399	2.12	797,480	4,227	2.15

Demand deposits	79,619			81,224
Other liabilities	8,511			9,173

Total Liabilities	920,876			887,877

Shareholders' equity	67,532			70,207

Total Liabilities and Shareholders' Equity	$988,408			$958,084

Net interest income		$6,323			$6,358

Interest margin			2.72			2.88
Interest spread			2.48			2.64

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020 compared to 2019
(In thousands)	Increase/(Decrease)
	Volume	Rate	Total
Interest Earning Assets:
Loans	$799	$(521)	$278
Investments	62	(5)	57
Cash equivalents and other	(98)	(100)	(198)
Total interest earning assets	763	(626)	137

Interest bearing liabilities:
Deposit	115	(179)	(64)
Borrowings	43	215	258
Senior notes	-	-	-
Subordinated debt	-	(21)	(21)
Note payable and other	(1)	-	(1)

Total interest bearing liabilities	157	15	172

Net interest income	$606	$(641)	$(35)

For the quarter ended March 31, 2020, interest income and dividend income increased $137,000 or 1.3% as compared to the quarter ended March 31, 2019, as growth and diversification in the loan portfolio yielded an increase in interest income. Average loan balances increased $38.4 million or 4.3% as compared to the quarter ended March 31, 2019. Total interest expense increased $172,000 or 4.1% as compared to the quarter ended March 31, 2019.

Net interest income was $6.3 million for the quarter ended March 31, 2020, which decreased 0.6% from $6.4 million for the quarter ended March 31, 2019. Net interest margin for the three months ended March 31, 2020 and 2019 were 2.72% and 2.88%, respectively.

The decline in net interest income and net interest margin reflects the increase in retail deposit costs associated with an increasingly competitive local rate environment and the increase in the rate paid on FHLB borrowings associated with the conversion of certain borrowings from a low variable teaser rate to higher fixed rate. This was partially offset by a higher loan volume.

Provision for Loan Losses

The provision for loan losses for three months ended March 31, 2020 was $804,000, as compared to $165,000 for the three months ended March 31, 2019. The increase of provision for loan losses in 2020 was primarily due to an increase in the specific reserve for cash flow-dependent loans and additional reserve attributable to COVID-19.

Non-interest income

Non-interest income decreased $325,000 from $746,000 for the quarter ended March 31, 2019 to $421,000 for the quarter ended March 31, 2020. The reduction was primarily attributable to decrease in gain on sale of SBA loans of $368,000 in the three months ended March 31, 2020 associated with delays in receiving SBA approval to sell those loans.

Non-interest expense

Non-interest expense increased $1.0 million from $6.4 million for the quarter ended March 31, 2019 to $7.4 million for the quarter ended March 31, 2020, which was primarily driven by increase of $700,000 in salaries and benefits primarily due to increased headcount associated with the build-up of the SBA team, new deposit initiatives, and expansion of credit, finance and compliance support functions.

Provision (benefit) for income taxes

The Company reported benefit for income taxes of $359,000 for three months ended March 31, 2020, as compared to provision for income taxes of $168,000 for the three months ended March 31, 2019. The decrease mainly reflected the impact of the net loss and non-deductible reserves and accruals in 2020.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 11.0% at March 31, 2020, compared to 10.0% at December 31, 2019. Liquidity including readily available off-balance sheet funding sources was 19.6% at March 31, 2020, compared to 17.3% at December 31, 2019. The Company’s available total liquidity (readily available plus brokered deposit availability) to total assets ratio was 22.2% at March 31, 2020, compared to 18.2% at December 31, 2019.

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

Capital

The following table illustrates the Company’s and the Bank’s regulatory capital ratios as of March 31, 2020 and December 31, 2019:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	$89,597	10.405	$90,083	10.510	$100,779	11.758	$100,953	11.826
Tier 1 Capital (to risk weighted assets)	68,832	7.994	69,957	8.161	90,062	10.507	90,827	10.640
Common Equity Tier 1 Capital (to risk weighted assets)	60,832	7.065	61,957	7.228	90,062	10.507	90,827	10.640
Tier 1 Leverage Capital (to average assets)	68,832	7.001	69,957	7.148	90,062	9.158	90,827	9.279

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Under the regulatory framework for prompt correction action, to be considered “well capitalized,” an institution must generally have a leverage capital ratio of at least 9.0%, CET1 capital ratio at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0% and a total risk-based capital ratio of at least 10%. However, the OCC has the discretion to require increased capital ratios.

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

The capital buffer requirement is being phased in over three years beginning in 2016. The capital conversation buffer increased to 2.5% for 2019 and 2020, which has been included in the minimum capital adequacy ratios in the table above.

The capital buffer requirement effectively raises the Bank’s minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. As of March 31, 2020, Patriot satisfies all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

Stock Repurchase Program

The stock repurchase program expired in July 2017 and is not currently in effect. No shares of Patriot’s common stock were repurchased during the three months ended March 31, 2020.

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

(In thousands)	Net Portfolio Value - Performance Summary
	As of March 31, 2020			As of December 31, 2019
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$98,185	$(4,602)	(4.5)	$115,401	$(4,473)	(3.7)
+100	101,337	(1,450)	(1.4)	119,249	(625)	(0.5)
BASE	102,787	-	-	119,874	-	-
-100	107,204	4,417	4.3	119,167	(707)	(0.6)
-200	123,953	21,166	20.6	117,418	(2,456)	(2.0)

(In thousands)	Net Interest Income - Performance Summary
	Year ended March 31, 2020			Year ended December 31, 2019
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$28,947	$1,336	4.8	$30,354	$2,160	7.7
+100	28,298	687	2.5	29,385	1,191	4.2
BASE	27,611	-	-	28,194	-	-
-100	27,497	(114)	(0.4)	27,173	(1,021)	(3.6)
-200	27,496	(115)	(0.4)	26,280	(1,914)	(6.8)

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that Patriot’s disclosure controls and procedures were effective as of and for the three months ended March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting have occurred during the Company’s fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting despite the fact that virtually all of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls over financial reporting to minimize any related impact on their effectiveness.

PART II - OTHER INFORMATION

Item 1:      Legal Proceedings

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

Date: June 8, 2020

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo Executive Vice President and Chief Financial Officer