Form 10-Q
period 2020-06-30
PATRIOT NATIONAL BANCORP INC
filed 2020-08-13
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, there were 3,935,841 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	June 30, 2020	December 31, 2019

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$1,616	$2,693
Interest bearing deposits	64,280	36,711
Total cash and cash equivalents	65,896	39,404
Investment securities:
Available-for-sale securities, at fair value	46,624	48,317
Other investments, at cost	4,450	4,450
Total investment securities	51,074	52,767

Federal Reserve Bank stock, at cost	2,897	2,897
Federal Home Loan Bank stock, at cost	4,503	4,477
Loans receivable (net of allowance for loan losses: 2020: $11,148 and 2019: $10,115)	781,352	802,049
SBA loans held for sale	7,579	15,282
Accrued interest and dividends receivable	5,624	3,603
Premises and equipment, net	33,962	34,568
Other real estate owned	2,400	2,400
Deferred tax asset, net	12,180	11,133
Goodwill	1,107	1,107
Core deposit intangible, net	586	623
Other assets	10,384	9,526
Total assets	$979,544	$979,836

Liabilities
Deposits:
Noninterest bearing deposits	$97,360	$88,135
Interest bearing deposits	685,728	681,400
Total deposits	783,088	769,535

Federal Home Loan Bank and correspondent bank borrowings	90,000	100,000
Senior notes, net	11,890	11,853
Subordinated debt, net	9,767	9,752
Junior subordinated debt owed to unconsolidated trust, net	8,106	8,102
Note payable	1,094	1,193
Advances from borrowers for taxes and insurance	3,773	3,681
Accrued expenses and other liabilities	7,654	8,726
Total liabilities	915,372	912,842

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; As of June 30, 2020: 4,009,582 shares issued; 3,935,841 shares outstanding As of December 31, 2019: 4,004,410 shares issued; 3,930,669 shares outstanding	106,251	106,170
Accumulated deficit	(41,123)	(38,773)
Accumulated other comprehensive loss	(956)	(403)
Total shareholders' equity	64,172	66,994
Total liabilities and shareholders' equity	$979,544	$979,836

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019

Interest and Dividend Income
Interest and fees on loans	$9,111	$10,345	$19,144	$20,100
Interest on investment securities	378	398	794	777
Dividends on investment securities	90	114	228	232
Other interest income	24	237	159	570
Total interest and dividend income	9,603	11,094	20,325	21,679

Interest Expense
Interest on deposits	2,792	3,533	5,992	6,797
Interest on Federal Home Loan Bank borrowings	638	426	1,335	865
Interest on senior debt	228	228	457	457
Interest on subordinated debt	253	279	521	568
Interest on note payable and other	5	8	10	14
Total interest expense	3,916	4,474	8,315	8,701

Net interest income	5,687	6,620	12,010	12,978

Provision for Loan Losses	910	2,937	1,714	3,102

Net interest income after provision for loan losses	4,777	3,683	10,296	9,876

Non-interest Income
Loan application, inspection and processing fees	40	28	93	42
Deposit fees and service charges	66	116	180	243
Gains on sales of loans	72	296	84	676
Rental income	131	192	262	322
Other income	80	126	191	221
Total non-interest income	389	758	810	1,504

Non-interest Expense
Salaries and benefits	3,645	3,608	7,506	6,792
Occupancy and equipment expense	921	744	1,870	1,661
Data processing expense	371	361	761	731
Professional and other outside services	726	803	1,510	1,512
Project expenses, net	54	(15)	148	65
Advertising and promotional expense	123	77	270	192
Loan administration and processing expense	36	43	60	57
Regulatory assessments	364	395	804	710
Insurance expense, net	78	54	148	95
Communications, stationary and supplies	133	131	253	265
Other operating expense	439	527	931	1,096
Total non-interest expense	6,890	6,728	14,261	13,176

Loss before income taxes	(1,724)	(2,287)	(3,155)	(1,796)

Benefit for Income Taxes	(446)	(632)	(805)	(464)

Net loss	$(1,278)	$(1,655)	$(2,350)	$(1,332)

Basic loss per share	$(0.32)	$(0.42)	$(0.60)	$(0.34)
Diluted loss per share	$(0.32)	$(0.42)	$(0.60)	$(0.34)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(1,278)	$(1,655)	$(2,350)	$(1,332)

Other comprehensive income (loss)
Unrealized holding gain (loss) on securities	1,062	362	(746)	347
Income tax effect	(273)	(83)	193	(80)
Total other comprehensive income (loss)	789	279	(553)	267
Comprehensive loss	$(489)	$(1,376)	$(2,903)	$(1,065)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2020
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31, 2020	3,932,841	$106,213	$(39,845)	$(1,745)	$64,623
Comprehensive loss:
Net loss	-	-	(1,278)	-	(1,278)
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	789	789
Total comprehensive loss	-	-	(1,278)	789	(489)
Share-based compensation expense	-	38	-	-	38
Vesting of restricted stock	3,000	-	-	-	-
Balance at June 30, 2020	3,935,841	$106,251	$(41,123)	$(956)	$64,172

	Six Months Ended June 30, 2020
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2019	3,930,669	$106,170	$(38,773)	$(403)	$66,994
Comprehensive loss:
Net loss	-	-	(2,350)	-	(2,350)
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(553)	(553)
Total comprehensive loss	-	-	(2,350)	(553)	(2,903)
Share-based compensation expense	-	81	-	-	81
Vesting of restricted stock	5,172	-	-	-	-
Balance at June 30, 2020	3,935,841	$106,251	$(41,123)	$(956)	$64,172

	Three Months Ended June 30, 2019
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31, 2019	3,919,610	$106,004	$(35,517)	$(838)	$69,649
Comprehensive (loss) income:
Net loss	-	-	(1,655)	-	(1,655)
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	279	279
Total comprehensive loss	-	-	(1,655)	279	(1,376)
Common stock dividends	-	-	(38)	-	(38)
Share-based compensation expense	-	55	-	-	55
Vesting of restricted stock	3,000	-	-	-	-
Balance at June 30, 2019	3,922,610	$106,059	$(37,210)	$(559)	$68,290

	Six Months Ended June 30, 2019
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2018	3,910,674	$105,956	$(35,790)	$(826)	$69,340
Comprehensive (loss) income:
Net loss	-	-	(1,332)	-	(1,332)
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	267	267
Total comprehensive loss	-	-	(1,332)	267	(1,065)
Common stock dividends	-	-	(77)	-	(77)
Share-based compensation expense	-	103	-	-	103
Cumulative effect of adopting ASU 2016-02	-	-	(11)	-	(11)
Vesting of restricted stock	11,936	-	-	-	-
Balance at June 30, 2019	3,922,610	$106,059	$(37,210)	$(559)	$68,290

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(2,350)	$(1,332)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization (accretion) of investment premiums, net	85	(22)
Amortization and accretion of purchase loan premiums and discounts	399	463
Amortization of debt issuance costs	56	56
Amortization of core deposit intangible	37	37
Amortization of servicing assets of sold SBA loans	9	6
Provision for loan losses	1,714	3,102
Depreciation and amortization	778	790
Share-based compensation	81	103
Increase in deferred income taxes	(854)	(361)
Originations of SBA loans held for sale	(2,041)	(13,077)
Proceeds from sale of SBA loans held for sale	1,827	9,470
Gains on sale of SBA loans held for sale, net	(84)	(676)
Net loss on sale of other real estate owned	-	14
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(2,021)	88
Increase in other assets	(342)	(1,379)
Decrease in accrued expenses and other liabilities	(1,618)	(275)
Net cash used in operating activities	(4,324)	(2,993)

Cash Flows from Investing Activities:
Principal repayments on available-for-sale securities	3,521	1,422
Purchases of available-for-sale securities	(2,659)	(5,396)
Purchases of Federal Reserve Bank stock	-	(56)
(Purchases) redemptions of Federal Home Loan Bank stock	(26)	415
Decrease (increase) in originated loans receivable, net	55,573	(8,029)
Purchases of loans receivable	(29,017)	(26,088)
Purchases of premises and equipment	(122)	(417)
Proceeds from sale of other real estate owned	-	897
Refund of escrow deposit related to acquisition activity	-	500
Net cash provided by (used in) investing activities	27,270	(36,752)

Cash Flows from Financing Activities:
Increase in deposits, net	13,553	24,285
Repayments of FHLB borrowings	(10,000)	-
Principal repayments of note payable	(99)	(97)
Decrease in advances from borrowers for taxes and insurance	92	313
Dividends paid on common stock	-	(77)
Net cash provided by financing activities	3,546	24,424

Net increase (decrease) in cash and cash equivalents	26,492	(15,321)

Cash and cash equivalents at beginning of period	39,404	66,437

Cash and cash equivalents at end of period	$65,896	$51,116

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Six Months Ended June 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,058	$8,761
Cash (refund) paid for income taxes, net	$(196)	$22

Non-cash transactions:
Purchase of premises and equipment	$50	$187
Increase in accrued expense and other liabilities	$(50)	$(187)

Increase in interest rate swaps assets	$665	$-
Increase in interest rate swaps liabilities	$(665)	$-

Transfers of SBA loans held for sale to loans receivable	$8,001	$-

Operating lease right-of-use assets	$57	$3,342
Operating lease liabilities	$(57)	$(3,424)

Accrued liability for OREO sale	$-	$80

Capitalized servicing assets	$29	$125

Business Combination Non-Cash Disclosures:
Contingent liability assumed in business combination	$-	$621

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 1.     Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of Patriot National Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries Patriot Bank, N.A. (the “Bank”) , Patriot National Statutory Trust I and PinPat Acquisition Corporation (collectively, “Patriot”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on the Annual Report on Form 10-K for the year ended December 31, 2019.

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the remainder of 2020.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (“TDR”) accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Company has assessed which loans qualify for this treatment. The CARES Act also permits the Bank to continue to accrue interest on loans that have received deferral treatment as a result of the pandemic. In addition, on April 7, 2020, a group of banking regulatory agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs.

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

ASU 2019-12

ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU will be effective for the Company on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our consolidated financial statements.

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

Note 3.     Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at June 30, 2020 and December 31, 2019 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2020:
U. S. Government agency mortgage-backed securities	$15,267	$210	$(6)	$15,471
Corporate bonds	18,017	99	(1,301)	16,815
Subordinated notes	9,029	103	(323)	8,809
SBA loan pools	5,600	-	(71)	5,529
	$47,913	$412	$(1,701)	$46,624

December 31, 2019:
U. S. Government agency mortgage-backed securities	$16,663	$90	$(68)	$16,685
Corporate bonds	18,018	133	(838)	17,313
Subordinated notes	9,022	182	-	9,204
U.S. Treasury notes	5,157	-	(42)	5,115
	$48,860	$405	$(948)	$48,317

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of June 30, 2020 and December 31, 2019:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
June 30, 2020:
U. S. Government agency mortgage-backed securities	$1,169	$(4)	$1,544	$(2)	$2,713	$(6)
Corporate bonds	-	-	12,699	(1,301)	12,699	(1,301)
Subordinated notes	6,206	(323)	-	-	6,206	(323)
SBA loan pools	5,529	(71)	-	-	5,529	(71)
	$12,904	$(398)	$14,243	$(1,303)	$27,147	$(1,701)

December 31, 2019:
U. S. Government agency mortgage-backed securities	$2,609	$(20)	$3,919	$(48)	$6,528	$(68)
Corporate bonds	-	-	13,162	(838)	13,162	(838)
SBA loan pools	5,115	(42)	-	-	5,115	(42)
	$7,724	$(62)	$17,081	$(886)	$24,805	$(948)

At June 30, 2020 and December 31, 2019, 18 of 30 and 15 of 27 available-for-sale securities had unrealized losses with an aggregate decline of 5.9% and 3.7% from the amortized cost of those securities, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, subordinated notes, and corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. SBA government guaranteed loan pools securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, available-for-sale securities of $4.2 million and $4.8 million were pledged primarily to secure municipal deposits, respectively. The securities were pledged to the Federal Reserve Bank (“FRB”).

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of June 30, 2020 and December 31, 2019. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
June 30, 2020:
Corporate bonds	$4,017	$14,000	$-	$18,017	$4,116	$12,699	$-	$16,815
Subordinated notes	-	9,029	-	9,029	-	8,809	-	8,809
SBA loan pools	-	4,612	988	5,600	-	4,553	976	5,529
Available-for-sale securities with stated maturity dates	4,017	27,641	988	32,646	4,116	26,061	976	31,153
U. S. Government agency mortgage-backed securities	3,430	1,789	10,048	15,267	3,454	1,822	10,195	15,471
	$7,447	$29,430	$11,036	$47,913	$7,570	$27,883	$11,171	$46,624

December 31, 2019:
Corporate bonds	$4,018	$14,000	$-	$18,018	$4,151	$13,162	$-	$17,313
Subordinated notes	-	9,022	-	9,022	-	9,204	-	9,204
SBA loan pools	-	5,157	-	5,157	-	5,115	-	5,115
Available-for-sale securities with stated maturity dates	4,018	28,179	-	32,197	4,151	27,481	-	31,632
U. S. Government agency mortgage-backed securities	3,805	2,047	10,811	16,663	3,810	2,016	10,859	16,685
	$7,823	$30,226	$10,811	$48,860	$7,961	$29,497	$10,859	$48,317

During the six months ended June 30, 2020, the Bank purchased $1.7 million U.S. Government agency mortgage-backed securities and $988,000 SBA loan pools securities. During the six months ended June 30, 2019, the Bank purchased $2.4 million subordinated notes and $3.0 million corporate bonds. There was no sale of available-for-sale securities in the six months ended June 30, 2020 and 2019.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 4.     Loans Receivable and Allowance for Loan and Lease Losses

As of June 30, 2020 and December 31, 2019, loans receivable, net, consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Loan portfolio segment:
Commercial Real Estate	$302,150	$314,414
Residential Real Estate	168,482	175,489
Commercial and Industrial	163,603	173,875
Consumer and Other	88,325	85,934
Construction	56,928	48,388
Construction to Permanent - CRE	13,012	14,064
Loans receivable, gross	792,500	812,164
Allowance for loan and lease losses	(11,148)	(10,115)
Loans receivable, net	$781,352	$802,049

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

In connection with the Prime Bank merger in May 2018, loans were acquired. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which was accounted for in accordance with ASC 310-30. The purchased credit impaired (“PCI”) loans presently maintain a carrying value of zero as of June 30, 2020 and $176,000 as of December 31, 2019, respectively. The loans were evaluated for impairment through the periodic reforecasting of expected cash flows.

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

A summary of changes in the accretable discount for PCI loans for the three and six months ended June 30, 2020 and 2019 follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Accretable discount, beginning of period	$-	$(194)	$(47)	$(792)
Accretion	-	9	2	34
Other changes, net	-	(16)	45	557
Accretable discount, end of period	$-	$(201)	$-	$(201)

The accretion of the accretable discount for PCI loans for the three and six months ended June 30, 2020 were $0 and $2,000, respectively. The accretion of the accretable discount for PCI loans for the three and six months ended June 30, 2019 was $9,000 and $34,000, respectively. The other changes represent primarily loans that were either fully paid-off or totally charged off.

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

During the three and six months ended June 30, 2020, Patriot purchased $6.0 million and $14.1 million of residential real estate loans, respectively. During the three and six months ended June 30, 2019, Patriot purchased $14.0 million and $18.8 million of residential real estate loans, respectively.

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

Patriot’s syndicated and leveraged loan portfolio, which totaled $69.2 million and $71.5 million at June 30, 2020 and December 31, 2019, respectively, are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings and provide diversification from Patriot’s typical direct-to-business lines of credit and term facilities. The Bank will participate in senior secured financings for public and privately-owned companies for acquisitions, working capital, recapitalizations, and general corporate purposes. The Bank’s strategy is to participate in these types of loan transaction in accordance with its internal policies.

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

Patriot purchased $0 and $14.9 million education loans during the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, Patriot purchased $7.3 million education loans.

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

SBA Loans

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $20.5 million and $9.6 million as of June 30, 2020 and December 31, 2019, respectively. During the first half of 2020, $8.0 million SBA loans previously classified as held for sale were transferred to held for investment.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for the three and six months ended June 30, 2020 and 2019:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three months ended June 30, 2020
Allowance for loan and lease losses:
March 31, 2020	$4,150	$1,120	$4,390	$534	$603	$119	$-	$10,916
Charge-offs	-	(12)	(679)	-	-	-	-	(691)
Recoveries	-	-	11	2	-	-	-	13
Provisions (credits)	124	802	(196)	(2)	63	30	89	910
June 30, 2020	$4,274	$1,910	$3,526	$534	$666	$149	$89	$11,148

Three months ended June 30, 2019
Allowance for loan and lease losses:
March 31, 2019	$1,862	$1,389	$3,490	$592	$355	$123	$12	$7,823
Charge-offs	-	(12)	(2,292)	(3)	-	-	-	(2,307)
Recoveries	2	-	-	3	-	-	-	5
Provisions (credits)	114	(441)	3,010	72	112	(18)	88	2,937
June 30, 2019	$1,978	$936	$4,208	$664	$467	$105	$100	$8,458

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Six months ended June 30, 2020
Allowance for loan and lease losses:
December 31, 2019	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115
Charge-offs	-	(13)	(683)	(39)	-	-	-	(735)
Recoveries	-	-	51	3	-	-	-	54
Provisions (credits)	485	885	(182)	229	189	19	89	1,714
June 30, 2020	$4,274	$1,910	$3,526	$534	$666	$149	$89	$11,148

Six months ended June 30, 2019
Allowance for loan and lease losses:
December 31, 2018	$1,866	$1,059	$3,558	$641	$350	$108	$27	$7,609
Charge-offs	-	(12)	(2,292)	(3)	-	-	-	(2,307)
Recoveries	2	-	47	5	-	-	-	54
Provisions (credits)	110	(111)	2,895	21	117	(3)	73	3,102
June 30, 2019	$1,978	$936	$4,208	$664	$467	$105	$100	$8,458

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of June 30, 2020 and December 31, 2019:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
June 30, 2020
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,615	$4	$-	$8	$-	$-	$-	$1,627
Collectively evaluated for impairment	2,659	1,906	3,526	526	666	149	89	9,521
Total allowance for loan and lease losses	$4,274	$1,910	$3,526	$534	$666	$149	$89	$11,148

Loans receivable, gross:
Individually evaluated for impairment	$16,093	$3,733	$1,724	$1,651	$-	$-	$-	$23,201
Collectively evaluated for impairment	286,057	164,749	161,879	86,674	56,928	13,012	-	769,299
Total loans receivable, gross	$302,150	$168,482	$163,603	$88,325	$56,928	$13,012	$-	$792,500

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2019
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,496	$-	$-	$-	$-	$-	$-	$1,496
Collectively evaluated for impairment	2,293	1,038	4,340	341	477	130	-	8,619
Total allowance for loan losses	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115

Loans receivable, gross:
Individually evaluated for impairment	$13,034	$3,621	$2,057	$916	$-	$-	$-	$19,628
PCI loans individually evaluated for impairment	-	-	176	-	-	-	-	176
Collectively evaluated for impairment	301,380	171,868	171,642	85,018	48,388	14,064	-	792,360
Total loans receivable, gross	$314,414	$175,489	$173,875	$85,934	$48,388	$14,064	$-	$812,164

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of June 30, 2020.

(In thousands)	Performing (Accruing) Loans
As of June 30, 2020:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$860	$-	$858	$1,718	$280,383	$282,101	$-	$282,101
Special mention	-	-	-	-	381	381	-	381
Substandard	-	-	-	-	4,649	4,649	15,019	19,668
	860	-	858	1,718	285,413	287,131	15,019	302,150
Residential Real Estate:
Pass	632	554	-	1,186	163,697	164,883	-	164,883
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	252	252	3,347	3,599
	632	554	-	1,186	163,949	165,135	3,347	168,482
Commercial and Industrial:
Pass	101	-	-	101	147,093	147,194	-	147,194
Special mention	-	-	-	-	444	444	-	444
Substandard	764	-	-	764	13,476	14,240	1,725	15,965
	865	-	-	865	161,013	161,878	1,725	163,603
Consumer and Other:
Pass	10	3	5	18	86,684	86,702	-	86,702
Substandard	-	-	-	-	121	121	1,502	1,623
	10	3	5	18	86,805	86,823	1,502	88,325
Construction:
Pass	-	-	-	-	56,928	56,928	-	56,928
	-	-	-	-	56,928	56,928	-	56,928
Construction to Permanent - CRE:
Pass	-	-	-	-	13,012	13,012	-	13,012
	-	-	-	-	13,012	13,012	-	13,012

Total	$2,367	$557	$863	$3,787	$767,120	$770,907	$21,593	$792,500

Loans receivable, gross:
Pass	$1,603	$557	$863	$3,023	$747,797	$750,820	$-	$750,820
Special mention	-	-	-	-	825	825	-	825
Substandard	764	-	-	764	18,498	19,262	21,593	40,855
Loans receivable, gross	$2,367	$557	$863	$3,787	$767,120	$770,907	$21,593	$792,500

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of June 30, 2020 and December 31, 2019:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of June 30, 2020:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$6,208	$6,208	$8,811	$15,019
Residential Real Estate:
Substandard	778	25	1,952	2,755	592	3,347
Commercial and Industrial:
Substandard	-	-	1,725	1,725	-	1,725
Consumer and Other:
Substandard	-	495	79	574	928	1,502
Total non-accruing loans	$778	$520	$9,964	$11,262	$10,331	$21,593

As of December 31, 2019:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$1,636	$1,636	$10,325	$11,961
Residential Real Estate:
Substandard	-	-	1,872	1,872	1,356	3,228
Commercial and Industrial:
Substandard	-	-	1,724	1,724	370	2,094
Consumer and Other:
Substandard	-	-	149	149	617	766
Total non-accruing loans	$-	$-	$5,381	$5,381	$12,668	$18,049

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $284,000 and $475,000 would have been recognized during the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, additional interest income (net of cash collected) of approximately $132,000 and $371,000 would have been recognized in income, respectively.

Interest income collected and recognized on non-accruing loans for the three and six months ended June 30, 2020 was $57,000 and $84,000, respectively. During the three and six months ended June 30, 2019, interest income collected and recognized on non-accruing loans was $184,000 and $334,000, respectively.

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

The following table summarizes the recorded investment in TDRs as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020		December 31, 2019
Loan portfolio segment:	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial Real Estate	2	$9,884	2	$9,873
Residential Real Estate	3	442	2	393
Consumer and Other	4	794	2	687
Total TDR Loans	9	11,120	6	10,953
Less:
TDRs included in non-accrual loans	3	(9,391)	2	(9,337)
Total accrual TDR Loans	6	$1,729	4	$1,616

The following table summarizes the loans were modified as TDR during the three and six months ended June 30, 2020 and 2019:

			Outstanding Recorded Investment
(In thousands)	Number of Loans		Pre-Modification		Post-Modification
Three Months Ended June 30,	2020	2019	2020	2019	2020	2019
Loan portfolio segment:
Commercial Real Estate	1	1	$57	$112	$56	$111
Consumer and Other	2	-	121	-	121	-

Total TDR Loans	3	1	$178	$112	$177	$111

			Outstanding Recorded Investment
(In thousands)	Number of Loans		Pre-Modification		Post-Modification
Six Months Ended June 30,	2020	2019	2020	2019	2020	2019
Loan portfolio segment:
Commercial Real Estate	1	2	$57	$8,912	$56	$8,911
Consumer and Other	2	-	121	-	121	-

Total TDR Loans	3	2	$178	$8,912	$177	$8,911

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following table provides information on how loans were modified as TDRs during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019

Rate reduction	$56	$111	$56	$111
Extension of interest only period	121	-	121	-
Maturity and rate reduction	-	-	-	8,800
Total	$177	$111	$177	$8,911

The loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, extending the interest-only payment period, or substituting or adding a co-borrower or guarantor. There were no defaults of TDRs during the three and six months ended June 30, 2020. At June 30, 2020 and December 31, 2019, there were no commitments to advance additional funds under TDRs.

The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In addition, on April 7, 2020, a group of banking regulatory agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs. As of June 30, 2020, approximately $223.2 million of loans to borrowers had been modified to defer the payment of interest and/or principal for up to 180 days. According to regulatory guidance, these modified loans were not TDRs as of June 30, 2020.

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of June 30, 2020 and December 31, 2019, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $23.2 million and $19.6 million, respectively, were identified, for which $1.6 million and $1.5 million specific reserves were established, respectively. Loans not requiring specific reserves had fair values exceeding the total recorded investment, supporting the net investment in the loan which includes principal balance, unamortized fees and costs and accrued interest, if any. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At June 30, 2020 and December 31, 2019, exposure to the impaired loans was related to 30 and 27 borrowers, respectively. For collateral dependent loans, appraisal reports of the underlying collateral, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were first reduced by a 12% discount to reflect the Bank’s experience selling Other Real Estate Owned (OREO) properties, and were further reduced by 8% in selling costs, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.

PCI loans acquired from Prime Bank acquisition were originally recorded at fair value by the Bank on the date of acquisition. As of June 30, 2020 and December 31, 2019, PCI loans remaining balance was $0 and $179,000, respectively. Those loans were considered individually evaluated for impairment, with no allowance recorded.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following table reflects information about the impaired loans, excluding PCI loans, by class as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020			December 31, 2019
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$7,063	$7,069	$-	$4,234	$4,309	$-
Residential Real Estate	3,624	3,664	-	3,621	3,623	-
Commercial and Industrial	1,724	1,724	-	2,057	2,060	-
Consumer and Other	1,502	1,642	-	916	1,000	-
	13,913	14,099	-	10,828	10,992	-
With a related allowance recorded:
Commercial Real Estate	$9,030	$9,030	$1,615	8,800	8,800	1,496
Residential Real Estate	109	110	4	-	-	-
Consumer and Other	149	149	8	-	-	-
	9,288	9,289	1,627	8,800	8,800	1,496

Impaired Loans, Total:
Commercial Real Estate	16,093	16,099	1,615	13,034	13,109	1,496
Residential Real Estate	3,733	3,774	4	3,621	3,623	-
Commercial and Industrial	1,724	1,724	-	2,057	2,060	-
Consumer and Other	1,651	1,791	8	916	1,000	-
Impaired Loans, Total	$23,201	$23,388	$1,627	$19,628	$19,792	$1,496

The following tables summarize additional information regarding impaired loans, excluding PCI loans, by class for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2020		2019		2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,256	$13	$10,490	$120	$5,170	$26	$7,956	$186
Residential Real Estate	3,565	13	2,271	41	3,585	33	1,584	98
Commercial and Industrial	1,985	2	1,854	38	2,031	2	1,275	87
Consumer and Other	1,152	9	890	13	1,049	17	866	24
Construction	-	-	6,600	-	-	-	7,543	150
	12,958	37	22,105	212	11,835	78	19,224	545
With a related allowance recorded:
Commercial Real Estate	$8,866	$34	215	-	$8,841	$35	393	-
Residential Real Estate	55	1	1,505	-	31	3	1,767	-
Commercial and Industrial	-	-	2,459	-	-	-	3,183	-
Consumer and Other	88	1	37	-	51	2	33	-
	9,009	36	4,216	-	8,923	40	5,376	-
Impaired Loans, Total:
Commercial Real Estate	15,122	47	10,705	120	14,011	61	8,349	186
Residential Real Estate	3,620	14	3,776	41	3,616	36	3,351	98
Commercial and Industrial	1,985	2	4,313	38	2,031	2	4,458	87
Consumer and Other	1,240	10	927	13	1,100	19	899	24
Construction	-	-	6,600	-	-	-	7,543	150
Impaired Loans, Total	$21,967	$73	$26,321	$212	$20,758	$118	$24,600	$545

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 5.     Loans Held for Sale

Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of June 30, 2020, $7.6 million SBA loans were held for sale, consisting of $2.8 million commercial and industrial loans and $4.8 million commercial real estate. There were $15.3 million of loans held for sale at December 31, 2019, consisting of $10.2 million commercial and industrial loans and $5.1 million commercial real estate. During the first half of 2020, $8.0 million SBA loans previously classified as held for sale were transferred to held for investment.

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

Serviced loans sold to others are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $14.9 million and $13.6 million at June 30, 2020 and December 31, 2019, respectively. The servicing asset has a carrying value of $221,000 and fair value of $283,000 at June 30, 2020. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the consolidated balance sheets.

The following table presents an analysis of the activity in the SBA servicing assets for the three and six months ended June 30, 2020 and 2019:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$198	99	$201	37
Servicing rights capitalized	27	60	29	125
Servicing rights amortized	(4)	(3)	(9)	(6)
Ending balance	221	156	221	156

Note 6.     Goodwill and Other Intangible Assets

On May 10, 2018 the Company completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT. The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.

The assets acquired and liabilities assumed from Prime Bank were recorded at their fair value as of the closing date of the acquisition. Goodwill of $2.1 million was recorded at the time of the acquisition, and was adjusted to $1.7 million as of December 31, 2018, primarily due to updating of fair value of the core deposit intangible and adjustment of cash and contingent consideration. The goodwill was further adjusted to $1.1 million as a result of reducing the estimated amount to be paid pursuant to certain problem loans pending resolution by $621,000 as of May 10, 2019. There were no income statement effects resulting from the recorded measurement period adjustments for the three and six months ended June 30, 2020. The goodwill is all deductible for income taxes over 15 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Information on goodwill for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Month Ended June 30,		Six Month Ended June 30,
(In thousands)	2020	2019	2020	2019
Balance, beginning of period	$1,107	$1,107	$1,107	$1,728
Mesurement period adjustments	-	-	-	(621)
Balance, end of period	$1,107	$1,107	$1,107	$1,107

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

The Company identified the COVID-19 pandemic and related reported losses as a triggering event for the period ended June 30, 2020. Due to this triggering event, the Company performed a qualitative assessment of the goodwill, and concluded it was more likely than not that the fair value of the reporting unit exceeded its carrying value, and goodwill was not impaired as of June 30, 2020.

Note 7.      Deposits

The following table presents the balance of deposits held, by category as of June 30, 2020 and December 31, 2019.

(In thousands)	June 30, 2020	December 31, 2019

Non-interest bearing	$97,360	$88,135
Interest bearing:
NOW	26,941	26,864
Savings	70,230	64,020
Money market	165,658	99,115
Certificates of deposit, less than $250,000	194,388	193,942
Certificates of deposit, $250,000 or greater	67,626	67,550
Brokered deposits	160,885	229,909
Interest bearing, Total	685,728	681,400

Total Deposits	$783,088	$769,535

As of June 30, 2020, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$177,995	$62,579	$150,288	$390,862
More than 1 year through 2 years	13,095	3,837	9,848	26,780
More than 2 years through 3 years	1,781	958	499	3,238
More than 3 years through 4 years	901	-	250	1,151
More than 4 years through 5 years	616	252	-	868
	$194,388	$67,626	$160,885	$422,899

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

Patriot entered two initial interest rate swaps under the program in November 2018, and another two additional swaps were entered into in May 2019. As of June 30, 2020 and December 31, 2019, Patriot had cash pledged for collateral on its interest rate swaps of $1.4 million and $1.1 million, respectively. This collateral is included in other assets on the consolidated balance sheets.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
June 30, 2020:
Classified in Other Assets:
Customer interest rate swap	$4,911	8.8	5.25%	1 Mo. LIBOR + 1.96%	$1,132
Customer interest rate swap	1,444	9.0	4.38%	1 Mo. LIBOR + 2.00%	227

Classified in Other Liabilities:
3rd party interest rate swap	$4,911	8.8	5.25%	1 Mo. LIBOR + 1.96%	$(1,132)
3rd party interest rate swap	1,444	9.0	4.38%	1 Mo. LIBOR + 2.00%	(227)

December 31, 2019:
Classified in Other Assets:
Customer interest rate swap	$4,944	9.3	5.25%	1 Mo. LIBOR + 1.96%	$617
Customer interest rate swap	1,444	9.5	4.38%	1 Mo. LIBOR + 2.00%	77

Classified in Other Liabilities:
3rd party interest rate swap	$4,944	9.3	5.25%	1 Mo. LIBOR + 1.96%	$(617)
3rd party interest rate swap	1,444	9.5	4.38%	1 Mo. LIBOR + 2.00%	(77)

Note 9.     Share-Based Compensation and Employee Benefit Plan

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice has been to grant RSAs. As of June 30, 2020 and December 31, 2019, there were no options or phantom stock units outstanding, or that have been exercised during the period then ended.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain limitations. As of June 30, 2020, 2,850,139 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares and changes for the three and six months ended June 30, 2020 and 2019:

Three months ended June 30, 2020:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2020	19,298	$12.73
Granted	12,484	$6.12
Vested	(3,000)	$16.90
Forfeited	(2,185)	$15.92
Unvested at June 30, 2020	26,597	$8.89

Six months ended June 30, 2020:
Unvested at December 31, 2019	21,470	$12.91
Granted	12,484	$6.12
Vested	(5,172)	$15.92
Forfeited	(2,185)	$15.92
Unvested at June 30, 2020	26,597	$8.89

Three months ended June 30, 2019:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2019	22,854	$13.66
Granted	9,675	$15.52
Vested	(3,000)	$16.90
Unvested at June 30, 2019	29,529	$13.94

Six months ended June 30, 2019:
Unvested at December 31, 2018	31,790	$14.06
Granted	9,675	$15.52
Vested	(11,936)	$15.53
Unvested at June 30, 2019	29,529	$13.94

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

For the three and six months ended June 30, 2020, the Company recognized total share-based compensation expense of $38,000 and $81,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $18,000 and $43,000, respectively. Included in share-based compensation expense were $20,000 and $38,000 attributable to Patriot’s external directors, who received total compensation of $138,000 and $255,000 for each of those periods, respectively, which amounts are included in other operating expenses in the consolidated statements of operations.

For the three and six months ended June 30, 2019, the Company recognized total share-based compensation expense of $55,000 and $103,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $28,000 and $56,000, respectively. Included in share-based compensation expense were $27,000 and $47,000 attributable to Patriot’s external directors, who received total compensation of $151,000 and $270,000 for each of those periods, respectively, which amounts are included in other operating expenses in the consolidated statements of operations.

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of June 30, 2020 amounted to $268,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.15 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Dividends

The Company has not paid any dividends during 2020 and has temporarily suspended dividend payments pending resolution of the economic uncertainties associated with the Coronavirus pandemic.

For the three and six months ended June 30, 2019, the Company paid cash dividends of $.01 per share of common stock, or an aggregate of $38,000 and $77,000, respectively.

Retirement Plan

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent of an employee's annual compensation. During the three and six months ended June 30, 2020, compensation expense under the 401K aggregated $62,000 and $151,000, respectively. During the three and six months ended June 30, 2019 compensation expense under the 401K aggregated $88,000 and $142,000, respectively.

Note 10.      Earnings (loss) per share

The Company is required to present basic earnings (loss) per share and diluted earnings (loss) per share in its Consolidated Statements of Operations. Basic earnings (loss) per share amounts are computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding unvested RSAs granted to directors and employees. The dilutive effect resulting from these potential shares is determined using the treasury stock method. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted earnings per share.

The following table summarizes the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2020 and 2019:

(Net loss in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basis loss per share:
Net loss attributable to Common shareholders	$(1,278)	$(1,655)	$(2,350)	$(1,332)
Divided by:
Weighted average shares outstanding	3,935,109	3,921,878	3,933,249	3,919,608

Basic loss per common share	$(0.32)	$(0.42)	$(0.60)	$(0.34)

Diluted loss per share:
Net loss attributable to Common shareholders	$(1,278)	$(1,655)	$(2,350)	$(1,332)

Weighted average shares outstanding	3,935,109	3,921,878	3,933,249	3,919,608

Effect of potentially dilutive restricted common shares	- (1)	- (2)	- (3)	- (4)

Divided by:
Weighted average diluted shares outstanding	3,935,109	3,921,878	3,933,249	3,919,608

Diluted loss per common share	$(0.32)	$(0.42)	$(0.60)	$(0.34)

(1)	The weighted average diluted shares outstanding does not include 15,857 anti-dilutive restricted common shares for the three months ended June 30, 2020.
(2)	The weighted average diluted shares outstanding does not include 5,572 anti-dilutive restricted common shares for the three months ended June 30, 2019.
(3)	The weighted average diluted shares outstanding does not include 4,165 anti-dilutive restricted common shares for the six months ended June 30, 2020.
(4)	The weighted average diluted shares outstanding does not include 3,005 anti-dilutive restricted common shares for the six months ended June 30, 2019.

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

Financial instruments with credit risk at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Commitments to extend credit:
Unused lines of credit	$75,794	$71,101
Undisbursed construction loans	38,977	25,367
Home equity lines of credit	19,862	20,032
Future loan commitments	17,050	27,822
Financial standby letters of credit	693	743
	$152,376	$145,065

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a reserve for credit loss of $8,000 and $8,000 as of June 30, 2020 and December 31, 2019, respectively, which is included in accrued expenses and other liabilities.

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

The Agreement states that the Board of the Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the allowance for loan and lease losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement the Bank agreed to provide a revised written 3-year strategic and capital plan for the Bank. The Bank provided the documents and policies requested in the Agreement. To date, the Bank has addressed each of the items identified in the Agreement and is currently working collaboratively with the OCC to bring all matters to full resolution. Further details pertaining to the Agreement were provided in Part II Item 9B: Other information included on the Annual Report on Form 10-K for the year ended December 31, 2018.

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

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their June 30, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The Bank did not adopt the CBLR framework at June 30, 2020 but retains the option to adopt the framework in a future period.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The Company’s and the Bank’s regulatory capital amounts and ratios at June 30, 2020 and December 31, 2019 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	$88,310	10.558	$90,083	10.510	$98,941	11.769	$100,953	11.826
To be Well Capitalized(1)	-	-	-	-	84,069	10.000	85,362	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	88,273	10.500	89,630	10.500
For capital adequacy	66,914	8.000	68,573	8.000	67,255	8.000	68,290	8.000

Tier 1 Capital (to risk weighted assets):
Actual	67,846	8.111	69,957	8.161	88,424	10.518	90,827	10.640
To be Well Capitalized(1)	-	-	-	-	67,255	8.000	68,290	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	71,459	8.500	72,558	8.500
For capital adequacy	50,186	6.000	51,430	6.000	50,441	6.000	51,217	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	59,846	7.155	61,957	7.228	88,424	10.518	90,827	10.640
To be Well Capitalized(1)	-	-	-	-	54,645	6.500	55,485	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	58,848	7.000	59,753	7.000
For capital adequacy	37,639	4.500	38,572	4.500	37,831	4.500	38,413	4.500

Tier 1 Leverage Capital (to average assets):
Actual	67,846	6.927	69,957	7.148	88,424	9.026	90,827	9.279
To be Well Capitalized(1)	-	-	-	-	48,981	5.000	48,944	5.000
For capital adequacy	39,178	4.000	39,148	4.000	39,185	4.000	39,155	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.
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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. As of June 30, 2020, Patriot satisfies all regulatory capital adequacy requirements on a fully phased-in basis.

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

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.45 million. This investment is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both June 30, 2020 and December 31, 2019 due to its short-term nature.

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

Shares in the Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) are purchased and redeemed based upon their $100 par value. The stocks are non-marketable equity securities, and as such, are considered restricted securities that are carried at cost.

Loans

The fair value of loans are estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We estimate the fair value of our loan portfolio using an exit price notion resulting in prior periods no longer being comparable. The exit price notion requires determination of the price at which willing market participants would transact at the measurement date under current market conditions depending on facts and circumstances, such as origination rates, credit risk, transaction costs, liquidity, national and regional market trends and other adjustments, utilizing publicly available rates and indices. The application of an exit price notion requires the use of significant judgment.

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

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of June 30, 2020 and December 31, 2019:

(In thousands)		June 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$1,616	$1,616	$2,693	$2,693
Interest-bearing deposits due from banks	Level 1	64,280	64,280	36,711	36,711
Available-for-sale securities	Level 2	46,624	46,624	48,317	48,317
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,897	2,897	2,897	2,897
Federal Home Loan Bank stock	Level 2	4,503	4,503	4,477	4,477
Loans receivable, net	Level 3	781,352	772,347	802,049	793,559
SBA loans held for sale	Level 2	7,579	8,187	15,282	16,733
SBA servicing assets	Level 3	221	283	201	280
Accrued interest receivable	Level 2	5,624	5,624	3,603	3,603
Interest rate swap receivable	Level 2	1,359	1,359	694	694

Financial assets, total		$920,505	$912,170	$921,374	$914,414

Financial Liabilities:
Demand deposits	Level 2	$97,360	$97,360	$88,135	$88,135
Savings deposits	Level 2	70,230	70,230	64,020	64,020
Money market deposits	Level 2	165,658	165,658	99,115	99,115
NOW accounts	Level 2	26,941	26,941	26,864	26,864
Time deposits	Level 2	262,014	263,411	261,492	261,914
Brokered deposits	Level 1	160,885	161,744	229,909	230,073
FHLB borrowings	Level 2	90,000	97,997	100,000	103,962
Senior notes	Level 2	11,890	12,034	11,853	11,722
Subordinated debt	Level 2	9,767	10,170	9,752	9,747
Junior subordinated debt owed to unconsolidated trust	Level 2	8,106	8,106	8,102	8,102
Note payable	Level 3	1,094	1,110	1,193	1,129
Accrued interest payable	Level 2	1,172	1,172	1,971	1,971
Contingent consideration liability	Level 3	86	86	86	86
Interest rate swap liability	Level 2	1,359	1,359	694	694

Financial liabilities, total		$906,562	$917,378	$903,186	$907,534

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of June 30, 2020 and December 31, 2019:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2020:
U. S. Government agency mortgage-backed securities	$-	$15,471	$-	$15,471
Corporate bonds	-	16,815	-	16,815
Subordinated notes	-	8,809	-	8,809
SBA loan pools	-	5,529	-	5,529
Available-for-sale securities	$-	$46,624	$-	$46,624

Contingent consideration liability	$-	$-	$86	$86

Interest rate swap receivable	$-	$1,359	$-	$1,359

Interest rate swap liability	$-	$1,359	$-	$1,359

December 31, 2019:
U. S. Government agency mortgage-backed securities	$-	$16,685	$-	$16,685
Corporate bonds	-	17,313	-	17,313
Subordinated notes	-	9,204	-	9,204
SBA loan pools	-	5,115	-	5,115
Available-for-sale securities	$-	$48,317	$-	$48,317

Impaired PCI Loans, net	$-	$-	$176	$176

Contingent consideration liability	$-	$-	$86	$86

Interest rate swap receivable	$-	$694	$-	$694

Interest rate swap liability	$-	$694	$-	$694

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

During the three and six months ended June 30, 2020 and 2019, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2020:
Impaired loans, net	$21,574	Real Estate Appraisals	Discount for appraisal type	8%	-	20%

Other Real Estate Owned	2,400	Real Estate Appraisals	Discount for appraisal type		12%

SBA servicing assets	283	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2019:
Impaired loans, net	$18,132	Real Estate Appraisals	Discount for appraisal type	8%	-	20%

Other Real Estate Owned	2,400	Real Estate Appraisals	Discount for appraisal type		12%

SBA servicing assets	280	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

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

The estimated fair value amounts have been measured as of June 30, 2020 and December 31, 2019, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

Note 14.    Subsequent Events

On July 13, 2020, the Company announced that Robert G. Russell, Jr was named President and CEO of the Company and Patriot Bank.

On July 21, 2020 the Company completed the purchase of prepaid debit card deposits from a prominent national provider and processor of prepaid debit cards for corporate, consumer and government clients. Balances associated with the acquisition totaled approximately $52 million.

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

(11) the application of generally accepted accounting principles in the United States of America (“U.S. GAAP”), consistently applied ;

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

Temporary Troubled Debt Restructurings (“TDRs”) Relief. The CARES Act allows banks to elect to suspend requirements under U.S. GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking agencies are required to defer to the determination of the banks making such suspension. In addition, on April 7, 2020, a group of banking regulatory agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs.

Small Business Administration Paycheck Protection Program. The CARES Act created the SBA’s Paycheck Protection Program. Under the Paycheck Protection Program, $669 billion was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions that process loan applications and service the loans. The Bank did not participate in the SBA’s Paycheck Protection Program in the first half of 2020.

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

Summary

The Company reported net loss for the second quarter of 2020 of $1.3 million ($0.32 basic and diluted loss per share) compared to a net loss of $1.7 million ($0.42 basic and diluted earnings per share) for the second quarter of 2019. The loss before income taxes was $1.7 million for second quarter of 2020, as compared to $2.3 million loss before income taxes for the second quarter of 2019.

For the six months ended June 30, 2020, the Company reported net loss of $2.4 million ($0.60 basic and diluted loss per share), compared to a net loss of $1.3 million ($0.34 basic and diluted earnings per share) for the six months ended June 30, 2019.

The 2020 results reflected the impact of a higher loan loss provision associated with credit losses relating to the COVID-19 pandemic along with lower net interest income and non-interest income. The lower net interest income was due to the lower market interest rates.

The Company expects to return to profitability once the impact of the COVID-19 pandemic is fully absorbed in its assessment of credit losses and when its investments in the expansion of its SBA business and deposit raising initiatives (including prepaid debit card deposits) begin to result in stronger net interest and non-interest income. The Company continues to work collaboratively with the OCC and intends to fully resolve all matters associated with the OCC Formal Agreement to the full satisfaction of the OCC.

Financial Condition

As of June 30, 2020, total assets decreased to $979.5 million, as compared to $979.8 million at December 31, 2019. Net Loan portfolio decreased $20.6 million or 2.6% from $802.0 million at December 31, 2019 to $781.4 million at June 30, 2020. Deposits increased to $783.1 million at June 30, 2020, as compared to $769.5 million at December 31, 2019.

Equity decreased $2.8 million or 4.2%, from $67.0 million at December 31, 2019 to $64.2 million at June 30, 2020, primarily due to $2.4 million of net loss and $553,000 of unrealized loss on investment portfolio, net of taxes, which was partially offset by $81,000 of equity compensation in the first half of 2020.

Cash and Cash Equivalents

Cash and cash equivalents increased $26.5 million, from $39.4 million at December 31, 2019 to $65.9 million at June 30, 2020. The increase in the first half of 2020 was primarily attributable to increasing retail deposits and net decrease in loan portfolio through paydown of the loans - both of which are currently invested in short term cash positions. The Company’s liquidity position is strong with liquid assets rising to 11.9% of total assets at June 30, 2020.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(In thousands)	June 30,	December 31,	Increase / (Decrease)
	2020	2019	($)	(%)
U. S. Government agency mortgage-backed securities	$15,471	$16,685	$(1,214)	-7.28%
Corporate bonds	16,815	17,313	(498)	-2.88%
Subordinated notes	8,809	9,204	(395)	-4.29%
SBA loan pools	5,529	5,115	414	8.09%
Total Available-for-Sale Securities, at fair value	46,624	48,317	(1,693)	-3.50%

Other Investments, at cost	4,450	4,450	-	0.00%

	$51,074	$52,767	$(1,693)	-3.21%

Total investments decreased by $1.7 million or 3.2%, from $52.8 million at December 31, 2019 to $51.1 million at June 30, 2020. This decrease was primarily attributable to repayments of $3.5 million principal and $746,000 change in unrealized loss on available-for-sale securities, which was offsets by purchases of $1.7 million U.S. Government agency mortgage-backed securities and $988,000 SBA loan pools. There were no sales of available-for-sale securities in the three and six months ended June 30, 2020.

Loans held for investment

The following table provides the composition of the Company’s loan held for investment portfolio as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$302,150	38.13%	$314,414	38.71%
Residential Real Estate	168,482	21.26%	175,489	21.61%
Commercial and Industrial	163,603	20.64%	173,875	21.41%
Consumer and Other	88,325	11.15%	85,934	10.58%
Construction	56,928	7.18%	48,388	5.96%
Construction to permanent - CRE	13,012	1.64%	14,064	1.73%
Loans receivable, gross	792,500	100.00%	812,164	100.00%
Allowance for loan losses	(11,148)		(10,115)
Loans receivable, net	$781,352		$802,049

The Company’s gross loan portfolio decreased $19.7 million, from $812.2 million at December 31, 2019 to $792.5 million at June 30, 2020. The decrease in loans was primarily attributable to $55.6 million net paydown of the loans, which was offset by $29.0 million in purchases of loans receivable and $8.0 million transfer of SBA loans held for sale to loans held for investment in the first half of year 2020.

SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of June 30, 2020 and December 31, 2019, SBA loans included in the commercial real estate loans were $6.1 million and $4.0 million, respectively. SBA loans included in the commercial and industrial loan were $14.4 million and $5.6 million as of June 30, 2020 and December 31, 2019, respectively. Delays in SBA loan sales have been caused by a requirement from the SBA that requires the Bank to receive SBA approval prior to sale. As a result, $8.0 million SBA loans previously classified as held for sale were transferred to held for investment during the first half of 2020.

At June 30, 2020, the net loan to deposit ratio was 100% and the net loan to total assets ratio was 80%. At December 31, 2019, these ratios were 104% and 82%, respectively.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses increased $1.0 million or 9.9% from $10.1 million at December 31, 2019 to $11.1 million at June 30, 2020. The increase was primarily attributable to $1.7 million in provision for all loan categories, which was primarily due to $735,000 charge-offs and an additional reserve related to the COVID-19 pandemic in the first half of 2020.

Based upon the overall assessment and evaluation of the loan portfolio at June 30, 2020, management believes $11.1 million in the allowance for loan and lease losses, which represented 1.4% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan and lease losses:

	Three Month Ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019

Balance at beginning of the period	$10,916	$7,823	$10,115	$7,609
Charge-offs:
Residential Real Estate	(12)	(12)	(13)	(12)
Commercial and Industrial	(679)	(2,292)	(683)	(2,292)
Consumer and Other	-	(3)	(39)	(3)
Total charge-offs	(691)	(2,307)	(735)	(2,307)
Recoveries:
Commercial Real Estate	-	2	-	2
Commercial and Industrial	11	-	51	47
Consumer and Other	2	3	3	5
Total recoveries	13	5	54	54

Net charge-offs	(678)	(2,302)	(681)	(2,253)
Provision charged to earnings	910	2,937	1,714	3,102
Balance at end of the period	$11,148	$8,458	$11,148	$8,458

Ratios:
Net charge-offs to average loans	(0.083)%	(0.287)%	(0.082)%	(0.284)%
Allowance for loan losses to total loans	1.41%	1.04%	1.41%	1.04%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment and the percentage of the loans to total loans:

(In thousands)	June 30, 2020		December 31, 2019
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans
Commercial Real Estate	$4,274	38.13%	$3,789	38.71%
Residential Real Estate	1,910	21.26%	1,038	21.61%
Commercial and Industrial	3,526	20.64%	4,340	21.41%
Consumer and Other	534	11.15%	341	10.58%
Construction	666	7.18%	477	5.96%
Construction to permanent - CRE	149	1.64%	130	1.73%
Unallocated	89	N/A	-	N/A
Total	$11,148	100.00%	$10,115	100.00%

Non-performing Assets

The following table presents non-performing assets as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30,	December 31,
	2020	2019
Non-accruing loans:
Commercial Real Estate	$15,019	$11,961
Residential Real Estate	3,347	3,228
Commercial and Industrial	1,725	2,094
Consumer and Other	1,502	766
Total non-accruing loans	21,593	18,049

Loans past due over 90 days and still accruing	863	19
Other real estate owned	2,400	2,400
Total nonperforming assets	$24,856	$20,468

Nonperforming assets to total assets	2.54%	2.09%
Nonperforming loans to total loans, net	2.87%	2.25%

The $21.6 million of non-accrual loans at June 30, 2020 was comprised of 27 borrowers, for which a specific reserve of $1.6 million was established. Three TDR loans of total $9.4 million were included in the non-accrual loans. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Bank evaluated the impaired loans individually and determined that a specific reserve of $1.6 million was established as of June 30, 2020.

As of December 31, 2019, the $18.0 million of non-accrual loans was comprised of 27 borrowers, for which a specific reserve of $1.5 million was established. Two TDR loans of total $9.3 million were included in the non-accrual loans as of December 31, 2019.

Loans held for sale

SBA loans held for sale totaled $7.6 million and $15.3 million as of June 30, 2020 and December 31, 2019, respectively.

Loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. Loans held for sale at June 30, 2020, consisted of $2.8 million commercial and industrial loans and $4.8 million commercial real estate, respectively. Loans held for sale at December 31, 2019, consisted of $10.2 million commercial and industrial loans and $5.1 million commercial real estate, respectively. The decrease in loans held for sale was primary due to $8.0 million reclass of SBA loans held for sale to held for investment, and $1.8 million sale of SBA loans in the first half of 2020.

Goodwill

The Company completed its acquisition of Prime Bank in May 2018, and recorded $1.7 million of goodwill at December 31, 2018. The goodwill was adjusted to $1.1 million as a result of reducing by $621,000 the estimated amount to be paid pursuant to certain problem loans pending resolution as of May 10, 2019. No further adjustment was made as of June 30, 2020.

The Company identified the COVID-19 pandemic and related reported losses as a triggering event for the period ended June 30, 2020. Due to this triggering event, the Company performed a qualitative assessment of the goodwill, and concluded it was more likely than not that the fair value of the reporting unit exceeded its carrying value, and goodwill was not impaired as of June 30, 2020.

Deferred Taxes

Deferred tax assets increased $1.1 million, from $11.1 million at December 31, 2019 to $12.2 million at June 30, 2020. The increase in deferred tax assets resulted primarily from the impact of net loss and currently non-deductible reserves and accruals in the first half of 2020.

Our effective tax rate for the three and six months ended June 30, 2020 was 26% and 26%, respectively, compared to the effective tax rate of 28% and 26% for the three and six months ended June 30, 2019, respectively. The Company’s effective rates for both periods were affected primarily by states taxes and non-deductible expenses.

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

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	June 30,	December 31,	Increase/(Decrease)
	2020	2019	$	%

Non-interest bearing	$97,360	$88,135	$9,225	10.47%
Interest bearing:
NOW	26,941	26,864	77	0.29%
Savings	70,230	64,020	6,210	9.70%
Money market	165,658	99,115	66,543	67.14%
Certificates of deposit, less than $250,000	194,388	193,942	446	0.23%
Certificates of deposit, $250,000 or greater	67,626	67,550	76	0.11%
Brokered deposits	160,885	229,909	(69,024)	(30.02)%
Total Interest bearing	685,728	681,400	4,328	0.64%

Total Deposits	$783,088	$769,535	$13,553	1.76%

Deposits increased $13.6 million or 1.8%, from $769.5 million at December 31, 2019 to $783.1 million at June 30, 2020, resulting primarily from an increase in money market deposits impacted by the roll-out of the Company’s national on-line money market account which added $47.7 million to the money market balance through June 30, 2020. Other retail deposit balances also increased as customers generally retained higher balances through the uncertainty associated with the COVID-19 pandemic, non-interest-bearing deposit balances increased $9.2 million and savings account balances showed an increase of $6.2 million. These increases in retail deposit activity were partially offset by a reduction of $69.0 million in higher cost brokered deposits as those balances were allowed to roll off in connection with the planned decline in outstanding loan balances.

Borrowings

Total borrowings were $120.9 million and $130.9 million as of June 30, 2020 and December 31, 2019, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of June 30, 2020, the Bank had $95.5 million of available borrowing capacity from the FHLB-B.

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At June 30, 2020 and December 31, 2019, outstanding advances from the FHLB-B aggregated $90.0 million and $100.0 million, respectively.

At June 30, 2020, advances of $80.0 million outstanding bore fixed rates of interest ranging from 2.40% to 3.61% with maturities ranging from 3.0 years to 4.2 years. The FHLB-B advances with fixed interest rates have a weighted average interest rate of 3.13%. Included in the fixed rate advances are two advances totaling $50.0 million, callable by the FHLB-B quarterly through October 2023.

The remaining $10.0 million floating to fixed rate advance resets to a fixed rate in October of 2020. During its initial term (two years), this advance carries a floating rate 100 basis points below LIBOR. After the initial term, the rate resets to a fixed rate of 4.23% per annum, and the borrowing can be called by the FHLB-B on a quarterly basis.

At June 30, 2020, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $293.2 million.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three and six months ended June 30, 2020 and 2019, no funds had been borrowed under the line of credit.

Interest expenses incurred for the three and six months ended June 30, 2020 were $638,000 and $1.3 million, respectively. Interest expenses incurred for the three and six months ended June 30, 2019 were $426,000 and $865,000, respectively.

Correspondent Bank - Line of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $5 million at June 30, 2020 and $5 million at December 31, 2019. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.

There was no outstanding balance under the agreements at June 30, 2020 and December 31, 2019. No interest expense incurred for the three and six months ended June 30, 2020. Interest expense incurred for the three and six months ended June 30, 2019 was $2,000.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At June 30, 2020 and December 31, 2019, $110,000 and $147,000 of unamortized debt issuance costs were deducted from the face amount of the Senior Notes included in the consolidated balance sheet, respectively.

The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

For the three and six months ended June 30, 2020, the Company recognized interest expense of $228,000 and $457,000, respectively. For the three and six months ended June 30, 2019, the Company recognized interest expense of $228,000 and $457,000, respectively.

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

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At June 30, 2020 and December 31, 2019, $233,000 and $248,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.

For the three and six months ended June 30, 2020, the Company recognized interest expense of $163,000 and $327,000, respectively. For the three and six months ended June 30, 2019, the Company recognized interest expense of $161,000 and $329,000, respectively.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (3.43% at June 30, 2020) and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of June 30, 2020 and December 31, 2019, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $142,000 and $146,000, respectively, and accrued interest on the junior subordinated debentures was $4,000 and $6,000, respectively.

For the three and six months ended June 30, 2020, the Company recognized interest expense of $90,000 and $194,000 respectively. For the three and six months ended June 30, 2019, the Company recognized interest expense of $118,000 and $239,000 respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of June 30, 2020 and December 31, 2019, the note had a balance outstanding of $1.1 million and $1.2 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

For the three and six months ended June 30, 2020, the Company recognized interest expense of $5,000 and $10,000 respectively. For the three and six months ended June 30, 2019, the Company recognized interest expense of $6,000 and $12,000 respectively.

Equity

Equity decreased $2.8 million, from $67.0 million at December 31, 2019 to $64.2 million at June 30, 2020, primarily due to $2.4 million of net loss and $553,000 of net investment portfolio unrealized loss for the first half of 2020.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, increased $7.3 million from $145.1 million at December 31, 2019 to $152.4 million at June 30, 2020.

Derivatives

As of June 30, 2020, Patriot had entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three and six months ended June 30, 2020 and 2019, respectively.

Further discussion of the fair value of derivatives is set forth in Note 8 to the consolidated financial statements.

RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three and six months ended June 30, 2020 and 2019:

(In thousands)	Three months ended June 30,
	2020			2019
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$820,911	$9,111	4.45	$801,525	$10,345	5.18
Investments	56,912	468	3.29	54,263	512	3.77
Cash equivalents and other	50,145	24	0.19	41,225	237	2.31

Total interest earning assets	927,968	9,603	4.15	897,013	11,094	4.96

Cash and due from banks	1,866			6,178
Allowance for loan losses	(10,920)			(7,829)
OREO	2,400			2,913
Other assets	61,855			59,094

Total Assets	$983,169			$957,369

Liabilities
Interest bearing liabilities:
Deposits	$697,256	$2,792	1.61	$675,442	$3,533	2.10
Borrowings	90,791	638	2.82	91,868	426	1.86
Senior notes	11,879	228	7.68	11,804	228	7.73
Subordinated debt	17,867	253	5.68	17,830	279	6.28
Note Payable and other	1,109	5	1.80	1,636	8	1.96

Total interest bearing liabilities	818,902	3,916	1.92	798,580	4,474	2.25

Demand deposits	89,974			80,189
Other liabilities	9,303			8,243

Total Liabilities	918,179			887,012

Shareholders' equity	64,990			70,207

Total Liabilities and Shareholders' Equity	$983,169			$957,219

Net interest income		$5,687			$6,620

Interest margin			2.46			2.96
Interest spread			2.23			2.71

(In thousands)	Six months ended June 30,
	2020			2019
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$826,956	$19,144	4.64	$792,879	$20,100	5.11
Investments	58,308	1,022	3.51	53,551	1,009	3.77
Cash equivalents and other	45,742	159	0.70	49,897	570	2.30

Total interest earning assets	931,006	20,325	4.38	896,327	21,679	4.88

Cash and due from banks	2,140			6,997
Allowance for loan losses	(10,537)			(7,712)
OREO	2,400			2,929
Other assets	60,780			59,183

Total Assets	$985,789			$957,724

Liabilities
Interest bearing liabilities:
Deposits	$699,992	$5,992	1.72	$675,643	$6,797	2.03
Borrowings	94,965	1,335	2.82	91,271	865	1.91
Senior notes	11,870	457	7.70	11,795	457	7.75
Subordinated debt	17,862	521	5.85	17,825	568	6.43
Note Payable and other	1,135	10	1.77	1,497	14	1.89

Total interest bearing liabilities	825,824	8,315	2.02	798,031	8,701	2.20

Demand deposits	84,797			80,704
Other liabilities	8,907			8,707

Total Liabilities	919,528			887,442

Shareholders' equity	66,261			70,282

Total Liabilities and Shareholders' Equity	$985,789			$957,724

Net interest income		$12,010			$12,978

Interest margin			2.59			2.92
Interest spread			2.36			2.68

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 compared to 2019			2020 compared to 2019
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$178	$(1,412)	$(1,234)	$646	$(1,602)	$(956)
Investments	24	(68)	(44)	86	(73)	13
Cash equivalents and other	51	(264)	(213)	(47)	(364)	(411)

Total interest earning assets	253	(1,744)	(1,491)	685	(2,039)	(1,354)

Interest bearing liabilities:
Deposit	73	(814)	(741)	251	(1,056)	(805)
Borrowings	(5)	217	212	37	433	470
Senior notes	-	-	-	-	-	-
Subordinated debt	-	(26)	(26)	-	(47)	(47)
Note payable and other	(3)	-	(3)	(4)	-	(4)

Total interest bearing liabilities	65	(623)	(558)	284	(670)	(386)

Net interest income	$188	$(1,121)	$(933)	$401	$(1,369)	$(968)

For the quarter ended June 30, 2020, interest income and dividend income decreased $1.5 million or 13.4% as compared to the quarter ended June 30, 2019. Total interest expense decreased $558,000 or 12.5% as compared to the quarter ended June 30, 2019. For the six months ended June 30, 2020, interest income decreased $1.4 million or 6.2% as compared to the six months ended June 30, 2019. Total interest expense decreased $386,000 or 4.4% as compared to the six months ended June 30, 2019.

Net interest income was $5.7 million for the quarter ended June 30, 2020, which decreased 14.1% from $6.6 million for the quarter ended June 30, 2019. For the six months ended June 30, 2020, net interest income was $12.0 million, decreased 7.5% from $13.0 million for the six months ended June 30, 2019.

Net interest margin for the three and six months ended June 30, 2020 were 2.46% and 2.59%, respectively. Net interest margin for the three and six months ended June 30, 2019, were 2.96% and 2.92%, respectively.

The decline in net interest income and net interest margin reflects the impact of lower interest rates connected with the 1.50% decline in market interest rates in late first quarter of 2020 connected to the COVID 19 pandemic. Asset yields were impacted by those changes in the second quarter while retail and brokered deposit rates have declined at a slower pace. Compared to the prior year, net interest income was also negatively impacted by an increase in the rate paid on FHLB borrowings associated with the conversion of certain borrowings from a low variable teaser rate to higher fixed rate.

Provision for Loan Losses

The provision for loan losses for three and six months ended June 30, 2020 was $910,000 and $1.7 million, respectively, as compared to $2.9 million and $3.1 million for the three and six months ended June 30, 2019, respectively. The provision for loan losses in 2020 was primarily due to loan charge-offs and an additional reserve attributable to COVID-19 pandemic. The provision for loan losses in 2019 was primarily attributable to a $2.3 million single commercial loan charge off.

Non-interest income

Non-interest income for the three and six months ended June 30, 2020 was $389,000 and $810,000, respectively, as compared to $758,000 and $1.5 million for the three and six months ended June 30, 2019, respectively. The reduction was primarily attributable to decrease in gain on sale of SBA loans in the three and six months ended June 30, 2020 associated with delays in executing the sale of those loans. Some sale activity is expected to resume in the second half of 2020.

Non-interest expense

Non-interest expense for the three and six months ended June 30, 2020 was $6.8 million and $14.3 million, respectively, as compared to $6.7 million and $13.2 million for the three and six months ended June 30, 2019, respectively. The increase in non-interest expense for the year to date periods was primarily driven by increase of $714,000 in salaries and benefits reflecting the build-up of staffing in the SBA business during the second half of 2019.

Provision (benefit) for income taxes

The Company reported benefit for income taxes of $446,000 and $805,000 for three and six months ended June 30, 2020, respectively, as compared to a benefit for income taxes of $632,000 and $464,000 for the three and six months ended June 30, 2019, respectively. The changes mainly reflected the impact of the net loss and non-deductible reserves and accruals in 2020.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 11.9% at June 30, 2020, compared to 10.0% at December 31, 2019. Liquidity including readily available off-balance sheet funding sources was 22.3% at June 30, 2020, compared to 17.3% at December 31, 2019. The Company’s available total liquidity (readily available plus brokered deposit availability) to total assets ratio was 27.0% at June 30, 2020, compared to 18.2% at December 31, 2019.

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

Capital

The following table illustrates the Company’s and the Bank’s regulatory capital ratios as of June 30, 2020 and December 31, 2019:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	$88,310	10.558	$90,083	10.510	$98,941	11.769	$100,953	11.826
Tier 1 Capital (to risk weighted assets)	67,846	8.111	69,957	8.161	88,424	10.518	90,827	10.640
Common Equity Tier 1 Capital (to risk weighted assets)	59,846	7.155	61,957	7.228	88,424	10.518	90,827	10.640
Tier 1 Leverage Capital (to average assets)	67,846	6.927	69,957	7.148	88,424	9.026	90,827	9.279

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

The capital buffer requirement effectively raises the Bank’s minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. As of June 30, 2020, Patriot satisfies all capital adequacy requirements on a fully phased-in basis.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of June 30, 2020			As of December 31, 2019
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$93,011	$(4,779)	(4.9)	$115,401	$(4,473)	(3.7)
+100	95,796	(1,994)	(2.0)	119,249	(625)	(0.5)
BASE	97,790	-	-	119,874	-	-
-100	108,338	10,548	10.8	119,167	(707)	(0.6)
-200	130,935	33,145	33.9	117,418	(2,456)	(2.0)

(In thousands)	Net Interest Income - Performance Summary
	June 30, 2020			December 31, 2019
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$27,970	$704	2.6	$30,354	$2,160	7.7
+100	27,648	382	1.4	29,385	1,191	4.2
BASE	27,266	-	-	28,194	-	-
-100	28,094	828	3.0	27,173	(1,021)	(3.6)
-200	28,792	1,526	5.6	26,280	(1,914)	(6.8)

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that Patriot’s disclosure controls and procedures were effective for the period ended June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting have occurred during the Company’s fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting despite the fact that virtually all of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls over financial reporting to minimize any related impact on their effectiveness.

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

3(i) (C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc. dated October 6, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report Form 8-K filed on October 21, 2010)

3(ii)	Amended and Restated By-laws of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on November 1, 2010)

10(1)	2012 Stock Plan of Patriot National Bancorp, Inc. (incorporated by reference from Annex A to the Proxy Statement on Schedule 14C filed on November 1, 2011)

10(2)	Form of Agreement with The Comptroller of the Currency, dated as of November 7, 2018 (incorporated by reference to Exhibit 99(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 14, 2018)

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certifications

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files.

* The certification is being furnished and shall not be deemed filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2020

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer