Form 10-Q
period 2020-09-30
PATRIOT NATIONAL BANCORP INC
filed 2020-11-13
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

As of November 10, 2020, there were 3,937,041 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	September 30, 2020	December 31, 2019

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$3,231	$2,693
Interest bearing deposits	46,405	36,711
Total cash and cash equivalents	49,636	39,404
Investment securities:
Available-for-sale securities, at fair value	47,823	48,317
Other investments, at cost	4,450	4,450
Total investment securities	52,273	52,767

Federal Reserve Bank stock, at cost	2,783	2,897
Federal Home Loan Bank stock, at cost	4,503	4,477
Loans receivable (net of allowance for loan losses: 2020: $11,171 and 2019: $10,115)	740,127	802,049
Loans held for sale	6,824	15,282
Accrued interest and dividends receivable	6,834	3,603
Premises and equipment, net	33,632	34,568
Other real estate owned	1,954	2,400
Deferred tax asset, net	12,066	11,133
Goodwill	1,107	1,107
Core deposit intangible, net	567	623
Other assets	10,623	9,526
Total assets	$922,929	$979,836

Liabilities
Deposits:
Noninterest bearing deposits	$161,871	$88,135
Interest bearing deposits	565,560	681,400
Total deposits	727,431	769,535

Federal Home Loan Bank and correspondent bank borrowings	90,000	100,000
Senior notes, net	11,909	11,853
Subordinated debt, net	9,774	9,752
Junior subordinated debt owed to unconsolidated trust, net	8,108	8,102
Note payable	1,044	1,193
Advances from borrowers for taxes and insurance	2,492	3,681
Accrued expenses and other liabilities	7,634	8,726
Total liabilities	858,392	912,842

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; As of September 30, 2020: 4,010,782 shares issued; 3,937,041 shares outstanding; As of December 31, 2019: 4,004,410 shares issued; 3,930,669 shares outstanding	106,293	106,170
Accumulated deficit	(41,210)	(38,773)
Accumulated other comprehensive loss	(546)	(403)
Total shareholders' equity	64,537	66,994
Total liabilities and shareholders' equity	$922,929	$979,836

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019

Interest and Dividend Income
Interest and fees on loans	$8,578	$10,245	$27,722	$30,345
Interest on investment securities	340	430	1,134	1,207
Dividends on investment securities	85	112	313	344
Other interest income	28	225	187	795
Total interest and dividend income	9,031	11,012	29,356	32,691

Interest Expense
Interest on deposits	2,028	3,655	8,020	10,452
Interest on Federal Home Loan Bank borrowings	628	602	1,963	1,467
Interest on senior debt	229	229	686	686
Interest on subordinated debt	235	277	756	845
Interest on note payable and other	5	6	15	20
Total interest expense	3,125	4,769	11,440	13,470

Net interest income	5,906	6,243	17,916	19,221

Provision for Loan Losses	85	100	1,799	3,202

Net interest income after provision for loan losses	5,821	6,143	16,117	16,019

Non-interest Income
Loan application, inspection and processing fees	54	32	147	74
Deposit fees and service charges	73	123	253	366
Gains on sales of loans	380	188	464	864
Rental income	131	137	393	459
Other income	66	91	257	312
Total non-interest income	704	571	1,514	2,075

Non-interest Expense
Salaries and benefits	3,460	3,480	10,966	10,272
Occupancy and equipment expense	810	937	2,680	2,598
Data processing expense	433	357	1,194	1,088
Professional and other outside services	627	721	2,137	2,233
Project expenses, net	6	212	154	277
Advertising and promotional expense	107	63	377	255
Loan administration and processing expense	75	44	135	101
Regulatory assessments	355	152	1,159	862
Insurance expense, net	67	65	215	160
Communications, stationary and supplies	118	118	371	383
Other operating expense	560	530	1,491	1,626
Total non-interest expense	6,618	6,679	20,879	19,855

(Loss) income before income taxes	(93)	35	(3,248)	(1,761)

(Benefit) provision for income taxes	(6)	8	(811)	(456)

Net (loss) income	$(87)	$27	$(2,437)	$(1,305)

Basic (loss) earnings per share	$(0.02)	$0.01	$(0.62)	$(0.33)
Diluted (loss) earnings per share	$(0.02)	$0.01	$(0.62)	$(0.33)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended Septmber 30,
	2020	2019	2020	2019

Net (loss) income	$(87)	$27	$(2,437)	$(1,305)

Other comprehensive income (loss)
Unrealized holding gain (loss) on securities	553	(215)	(193)	132
Income tax effect	(143)	57	50	(23)
Total other comprehensive income (loss)	410	(158)	(143)	109
Comprehensive income (loss)	$323	$(131)	$(2,580)	$(1,196)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

		Three Months Ended September 30, 2020
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at June 30, 2020	3,935,841	$106,251	$(41,123)	$(956)	$64,172
Comprehensive income:
Net loss	-	-	(87)	-	(87)
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	410	410
Total comprehensive income	-	-	(87)	410	323
Share-based compensation expense	-	42	-	-	42
Vesting of restricted stock	1,200	-	-	-	-
Balance at September 30, 2020	3,937,041	$106,293	$(41,210)	$(546)	$64,537

		Nine Months Ended September 30, 2020
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2019	3,930,669	$106,170	$(38,773)	$(403)	$66,994
Comprehensive loss:
Net loss	-	-	(2,437)	-	(2,437)
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(143)	(143)
Total comprehensive loss	-	-	(2,437)	(143)	(2,580)
Share-based compensation expense	-	123	-	-	123
Vesting of restricted stock	6,372	-	-	-	-
Balance at September 30, 2020	3,937,041	$106,293	$(41,210)	$(546)	$64,537

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

		Three Month Ended September 30, 2019
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at June 30, 2019	3,922,610	$106,059	$(37,210)	$(559)	$68,290
Comprehensive (loss) income:
Net income	-	-	27	-	27
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(158)	(158)
Total comprehensive loss	-	-	27	(158)	(131)
Common stock dividends	-	-	(39)	-	(39)
Share-based compensation expense	-	59	-	-	59
Vesting of restricted stock	2,392	-	-	-	-
Balance at September 30, 2019	3,925,002	$106,118	$(37,222)	$(717)	$68,179

		Nine Month Ended September 30, 2019
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2018	3,910,674	$105,956	$(35,790)	$(826)	$69,340
Comprehensive (loss) income:
Net loss	-	-	(1,305)	-	(1,305)
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	109	109
Total comprehensive loss	-	-	(1,305)	109	(1,196)
Common stock dividends	-	-	(116)	-	(116)
Share-based compensation expense	-	162	-	-	162
Cumulative effect of adopting ASU 2016-02	-	-	(11)	-	(11)
Vesting of restricted stock	14,328	-	-	-	-
Balance at September 30, 2019	3,925,002	$106,118	$(37,222)	$(717)	$68,179

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(2,437)	$(1,305)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization (accretion) of investment premiums (discounts), net	168	(20)
Amortization and accretion of purchase loan premiums and discounts	589	702
Amortization of debt issuance costs	84	84
Amortization of core deposit intangible	56	56
Amortization of servicing assets of sold SBA loans	15	10
Provision for loan losses	1,799	3,202
Depreciation and amortization	1,144	1,201
Share-based compensation	123	162
Increase in deferred income taxes	(883)	(667)
Originations of SBA loans held for sale	(1,694)	(15,208)
Proceeds from sale of SBA loans held for sale	6,096	11,969
Gains on sale of SBA loans held for sale, net	(464)	(864)
Net loss on sale of other real estate owned	21	94
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(3,231)	228
Increase in other assets	(674)	(1,779)
(Decrease) increase in accrued expenses and other liabilities	(1,465)	700
Net cash used in operating activities	(753)	(1,435)

Cash Flows from Investing Activities:
Principal repayments on available-for-sale securities	6,674	2,588
Purchases of available-for-sale securities	(6,541)	(12,997)
Redemption (purchases) of Federal Reserve Bank stock	114	(23)
(Purchases) redemptions of Federal Home Loan Bank stock	(26)	451
Decrease in originated loans receivable, net	95,464	4,552
Purchases of loans receivable	(31,525)	(28,213)
Purchases of premises and equipment	(158)	(525)
Proceeds from sale of other real estate owned	425	897
Refund of escrow deposit related to acquisition activity	-	500
Net cash provided by (used in) investing activities	64,427	(32,770)

Cash Flows from Financing Activities:
(Decrease) increase in deposits, net	(92,102)	18,775
Purchases of deposits	49,998	-
Repayments of FHLB borrowings	(10,000)	-
Principal repayments of note payable	(149)	(146)
Decrease in advances from borrowers for taxes and insurance	(1,189)	(744)
Dividends paid on common stock	-	(116)
Net cash (used in) provided by financing activities	(53,442)	17,769

Net increase (decrease) in cash and cash equivalents	10,232	(16,436)

Cash and cash equivalents at beginning of period	39,404	66,437

Cash and cash equivalents at end of period	$49,636	$50,001

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,237	$12,996
Cash (refund) paid for income taxes, net	$(193)	$22

Non-cash transactions:
Purchase of premises and equipment	$50	$124
Increase in accrued expense and other liabilities	$(50)	$(124)

Increase in interest rate swaps assets	$609	$-
Increase in interest rate swaps liabilities	$(609)	$-

Transfers of loans receivable to other real estate owned	$-	$446

Transfers of SBA loans held for sale to loans receivable	$9,542	$-

Transfers of loans receivable to loans held for sale	$5,022	$-

Operating lease right-of-use assets	$57	$3,267
Operating lease liabilities	$(57)	$(3,364)

Accrued liability for OREO sale	$-	$86

Capitalized servicing assets	$115	$169

Business Combination Non-Cash Disclosures:
Contingent liability assumed in business combination	$-	$621

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 1.	Basis of Financial Statement Presentation

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the remainder of 2020.

COVID-19 Impact

In March 2020, the World Health Organization declared novel coronavirus disease 2019 ("COVID-19") as a global pandemic. The COVID-19 pandemic has negatively impacted the global and U.S. economies. Many businesses in the U.S., including those in the markets we serve, were required to close, causing a significant increase in unemployment and loss of revenue.

The consolidated financial statements reflect estimates and assumptions that affect the reported amounts of assets and liabilities, including the amount of the allowance for loan losses. The assumptions and estimates used in the financial statements were impacted by the COVID-19 pandemic. The COVID-19 pandemic did have an adverse impact on our earnings and resulted in an increase to the allowance for loan losses when compared to the same period in 2019.

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

On August 3, 2020, the Federal Financial Institutions Council issued a joint statement, encouraging financial institutions to consider prudent accommodation options to mitigate losses for the borrower and financial institution beyond the initial accommodation period. The joint statement specifically encourages financial institutions to provide consumers with available options for repaying missed payments at the end of their accommodation to avoid delinquencies, as well as options for changes to terms to support sustainable and affordable payments for the long term. These considerations should also include prudent risk management practices at the financial institution based on the credit risk of the borrower. Patriot is actively working with its customers to address any further accommodation needs while carefully evaluating the associated credit risk of the borrowers.

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

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at September 30, 2020 and December 31, 2019 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2020:
U. S. Government agency mortgage-backed securities	$15,578	$139	$(12)	$15,705
Corporate bonds	18,015	123	(888)	17,250
Subordinated notes	9,033	120	(140)	9,013
SBA loan pools	5,369	-	(68)	5,301
Municipal bonds	564	-	(10)	554
	$48,559	$382	$(1,118)	$47,823

December 31, 2019:
U. S. Government agency mortgage-backed securities	$16,663	$90	$(68)	$16,685
Corporate bonds	18,018	133	(838)	17,313
Subordinated notes	9,022	182	-	9,204
U.S. Treasury notes	5,157	-	(42)	5,115
	$48,860	$405	$(948)	$48,317

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of September 30, 2020 and December 31, 2019:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
September 30, 2020:
U. S. Government agency mortgage-backed securities	$3,510	$(11)	$1,537	$(1)	$5,047	$(12)
Corporate bonds	-	-	13,113	(888)	13,113	(888)
Subordinated notes	5,393	(140)	-	-	5,393	(140)
SBA loan pools	961	(12)	4,340	(56)	5,301	(68)
Municipal bonds	398	(10)	-	-	398	(10)
	$10,262	$(173)	$18,990	$(945)	$29,252	$(1,118)

December 31, 2019:
U. S. Government agency mortgage-backed securities	$2,609	$(20)	$3,919	$(48)	$6,528	$(68)
Corporate bonds	-	-	13,162	(838)	13,162	(838)
SBA loan pools	5,115	(42)	-	-	5,115	(42)
	$7,724	$(62)	$17,081	$(886)	$24,805	$(948)

At September 30, 2020 and December 31, 2019, 19 of 34 and 15 of 27 available-for-sale securities had unrealized losses with an aggregate decline of 3.7% and 3.7% from the amortized cost of those securities, respectively.

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, subordinated notes, corporate debt, and municipal bonds. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. SBA government guaranteed loan pools securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, available-for-sale securities of $3.7 million and $4.8 million were pledged primarily to secure municipal deposits, respectively. The securities were pledged to the Federal Reserve Bank (“FRB”).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of September 30, 2020 and December 31, 2019. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
September 30, 2020:
Corporate bonds	$4,015	$14,000	$-	$18,015	$4,139	$13,111	$-	$17,250
Subordinated notes	-	9,033	-	9,033	-	9,013	-	9,013
SBA loan pools	-	5,369	-	5,369	-	5,301	-	5,301
Municipal bonds	-	564	-	564	-	554	-	554
Available-for-sale securities with stated maturity dates	4,015	28,966	-	32,981	4,139	27,979	-	32,118
U. S. Government agency mortgage-backed securities	3,423	1,622	10,533	15,578	3,437	1,649	10,619	15,705
	$7,438	$30,588	$10,533	$48,559	$7,576	$29,628	$10,619	$47,823

December 31, 2019:
Corporate bonds	$4,018	$14,000	$-	$18,018	$4,151	$13,162	$-	$17,313
Subordinated notes	-	9,022	-	9,022	-	9,204	-	9,204
SBA loan pools	-	5,157	-	5,157	-	5,115	-	5,115
Available-for-sale securities with stated maturity dates	4,018	28,179	-	32,197	4,151	27,481	-	31,632
U. S. Government agency mortgage-backed securities	3,805	2,047	10,811	16,663	3,810	2,016	10,859	16,685
	$7,823	$30,226	$10,811	$48,860	$7,961	$29,497	$10,859	$48,317

During the nine months ended September 30, 2020, the Bank purchased $4.9 million U.S. Government agency mortgage-backed securities, $988,000 SBA government guaranteed loan pools securities and $565,000 municipal bonds. During the nine months ended September 30, 2019, the Bank purchased $3.5 million subordinated notes, $4.0 million corporate bonds and $5.5 million SBA government guaranteed loan pools securities. There was no sale of available-for-sale securities in the nine months ended September 30, 2020 and 2019.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 4.	Loans Receivable and Allowance for Loan and Lease Losses

As of September 30, 2020 and December 31, 2019, loans receivable, net, consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Loan portfolio segment:
Commercial Real Estate	$292,067	$314,414
Residential Real Estate	162,976	175,489
Commercial and Industrial	147,248	173,875
Consumer and Other	73,127	85,934
Construction	61,534	48,388
Construction to Permanent - CRE	14,346	14,064
Loans receivable, gross	751,298	812,164
Allowance for loan and lease losses	(11,171)	(10,115)
Loans receivable, net	$740,127	$802,049

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

In connection with the Prime Bank merger in May 2018, loans were acquired. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which was accounted for in accordance with ASC 310-30. The purchased credit impaired (“PCI”) loans presently maintain a carrying value of zero as of September 30, 2020 and $176,000 as of December 31, 2019, respectively. The loans were evaluated for impairment through the periodic reforecasting of expected cash flows.

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

A summary of changes in the accretable discount for PCI loans for the three and nine months ended September 30, 2020 and 2019 follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accretable discount, beginning of period	$-	$(201)	$(47)	$(792)
Accretion	-	9	2	43
Other changes, net	-	141	45	698
Accretable discount, end of period	$-	$(51)	$-	$(51)

The accretion of the accretable discount for PCI loans for the three and nine months ended September 30, 2020 were $0 and $2,000, respectively. The accretion of the accretable discount for PCI loans for the three and nine months ended September 30, 2019 was $9,000 and $43,000, respectively. The other changes represent primarily loans that were either fully paid-off or totally charged off.

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

During the three and nine months ended September 30, 2020, Patriot purchased $2.5 million and $16.6 million of residential real estate loans, respectively. During the three and nine months ended September 30, 2019, Patriot purchased $4.6 million and $20.9 million of residential real estate loans, respectively.

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

Patriot’s syndicated and leveraged loan portfolio, which totaled $60.6 million and $71.5 million at September 30, 2020 and December 31, 2019, respectively, are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings and provide diversification from Patriot’s typical direct-to-business lines of credit and term facilities. The Bank will participate in senior secured financings for public and privately-owned companies for acquisitions, working capital, recapitalizations, and general corporate purposes. The Bank’s strategy is to participate in these types of loan transaction in accordance with its internal policies.

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

Patriot purchased $0 and $14.9 million of education loans during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, Patriot purchased $0 and $7.3 million of education loans, respectively.

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

SBA Loans

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $21.5 million and $9.6 million as of September 30, 2020 and December 31, 2019, respectively. During the nine-month period ended September 30, 2020, $9.5 million SBA loans previously classified as held for sale were transferred to held for investment.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for the three and nine months ended September 30, 2020 and 2019:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three months ended September 30, 2020
Allowance for loan and lease losses:
June 30, 2020	$4,274	$1,910	$3,526	$534	$666	$149	$89	$11,148
Charge-offs	(35)	-	(34)	(6)	-	-	-	(75)
Recoveries	-	1	11	1	-	-	-	13
Provisions (credits)	158	(374)	(33)	11	152	40	131	85
September 30, 2020	$4,397	$1,537	$3,470	$540	$818	$189	$220	$11,171

Three months ended September 30, 2019
Allowance for loan and lease losses:
June 30, 2019	$1,978	$936	$4,208	$664	$467	$105	$100	$8,458
Charge-offs	-	(105)	(74)	(103)	-	-	-	(282)
Recoveries	-	9	117	3	-	-	-	129
Provisions (credits)	111	125	104	(196)	(19)	10	(35)	100
September 30, 2019	$2,089	$965	$4,355	$368	$448	$115	$65	$8,405

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Nine months ended September 30, 2020
Allowance for loan and lease losses:
December 31, 2019	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115
Charge-offs	(400)	(13)	(352)	(45)	-	-	-	(810)
Recoveries	-	1	62	4	-	-	-	67
Provisions (credits)	1,008	511	(580)	240	341	59	220	1,799
September 30, 2020	$4,397	$1,537	$3,470	$540	$818	$189	$220	$11,171

Nine months ended September 30, 2019
Allowance for loan and lease losses:
December 31, 2018	$1,866	$1,059	$3,558	$641	$350	$108	$27	$7,609
Charge-offs	-	(117)	(2,366)	(106)	-	-	-	(2,589)
Recoveries	2	9	164	8	-	-	-	183
Provisions (credits)	221	14	2,999	(175)	98	7	38	3,202
September 30, 2019	$2,089	$965	$4,355	$368	$448	$115	$65	$8,405

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of September 30, 2020 and December 31, 2019:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
September 30, 2020
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,552	$5	$-	$11	$-	$-	$-	$1,568
Collectively evaluated for impairment	2,845	1,532	3,470	529	818	189	220	9,603
Total allowance for loan and lease losses	$4,397	$1,537	$3,470	$540	$818	$189	$220	$11,171

Loans receivable, gross:
Individually evaluated for impairment	$15,521	$3,674	$1,706	$1,264	$-	$-	$-	$22,165
Collectively evaluated for impairment	276,546	159,302	145,542	71,863	61,534	14,346	-	729,133
Total loans receivable, gross	$292,067	$162,976	$147,248	$73,127	$61,534	$14,346	$-	$751,298

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2019
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,496	$-	$-	$-	$-	$-	$-	$1,496
Collectively evaluated for impairment	2,293	1,038	4,340	341	477	130	-	8,619
Total allowance for loan losses	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115

Loans receivable, gross:
Individually evaluated for impairment	$13,034	$3,621	$2,057	$916	$-	$-	$-	$19,628
PCI loans individually evaluated for impairment	-	-	176	-	-	-	-	176
Collectively evaluated for impairment	301,380	171,868	171,642	85,018	48,388	14,064	-	792,360
Total loans receivable, gross	$314,414	$175,489	$173,875	$85,934	$48,388	$14,064	$-	$812,164

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of September 30, 2020.

(In thousands)	Performing (Accruing) Loans
As of September 30, 2020:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$903	$-	$-	$903	$264,594	$265,497	$-	$265,497
Substandard	1,430	-	-	1,430	10,693	12,123	14,447	26,570
	2,333	-	-	2,333	275,287	277,620	14,447	292,067
Residential Real Estate:
Pass	2,283	-	679	2,962	156,472	159,434	-	159,434
Substandard	-	-	-	-	250	250	3,292	3,542
	2,283	-	679	2,962	156,722	159,684	3,292	162,976
Commercial and Industrial:
Pass	-	200	-	200	112,236	112,436	-	112,436
Special mention	-	-	-	-	7,437	7,437	-	7,437
Substandard	702	-	-	702	24,967	25,669	1,706	27,375
	702	200	-	902	144,640	145,542	1,706	147,248
Consumer and Other:
Pass	30	1	-	31	71,980	72,011	-	72,011
Substandard	97	-	-	97	24	121	995	1,116
	127	1	-	128	72,004	72,132	995	73,127
Construction:
Pass	-	-	-	-	61,534	61,534	-	61,534
	-	-	-	-	61,534	61,534	-	61,534
Construction to Permanent - CRE:
Pass	-	-	-	-	14,346	14,346	-	14,346
	-	-	-	-	14,346	14,346	-	14,346

Total	$5,445	$201	$679	$6,325	$724,533	$730,858	$20,440	$751,298

Loans receivable, gross:
Pass	$3,216	$201	$679	$4,096	$681,162	$685,258	$-	$685,258
Special mention	-	-	-	-	7,437	7,437	-	7,437
Substandard	2,229	-	-	2,229	35,934	38,163	20,440	58,603

Loans receivable, gross	$5,445	$201	$679	$6,325	$724,533	$730,858	$20,440	$751,298

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of September 30, 2020 and December 31, 2019:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of September 30, 2020:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$5,636	$5,636	$8,811	$14,447
Residential Real Estate:
Substandard	-	-	1,585	1,585	1,707	3,292
Commercial and Industrial:
Substandard	-	-	1,706	1,706	-	1,706
Consumer and Other:
Substandard	-	-	104	104	891	995
Total non-accruing loans	$-	$-	$9,031	$9,031	$11,409	$20,440

As of December 31, 2019:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$1,636	$1,636	$10,325	$11,961
Residential Real Estate:
Substandard	-	-	1,872	1,872	1,356	3,228
Commercial and Industrial:
Substandard	-	-	1,724	1,724	370	2,094
Consumer and Other:
Substandard	-	-	149	149	617	766
Total non-accruing loans	$-	$-	$5,381	$5,381	$12,668	$18,049

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $216,000 and $691,000 would have been recognized during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, additional interest income (net of cash collected) of approximately $134,000 and $271,000 would have been recognized in income, respectively.

Interest income collected and recognized on non-accruing loans for the three and nine months ended September 30, 2020 was $21,000 and $106,000, respectively. During the three and nine months ended September 30, 2019, interest income collected and recognized on non-accruing loans was $129,000 and $474,000, respectively.

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

All interest accrued, but not collected for loans that are placed on non-accrual status or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, after at least nine months of timely payment history. Management considers all non-accrual loans and Trouble Debt Restructurings (“TDR”) for impaired loans. In most cases, loan payments that are past due less than 90 days, well-secured, and in the process of collection are not considered impaired. The Bank considers consumer installment loans to be pools of smaller homogeneous loan balances, which are collectively evaluated for impairment.

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

The following table summarizes the recorded investment in TDRs as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020		December 31, 2019
Loan portfolio segment:	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial Real Estate	2	$9,884	2	$9,873
Residential Real Estate	3	437	2	393
Consumer and Other	4	787	2	687
Total TDR Loans	9	11,108	6	10,953
Less:
TDRs included in non-accrual loans	3	(9,384)	2	(9,337)
Total accrual TDR Loans	6	$1,724	4	$1,616

During the three months ended September 30, 2020 and 2019, no loans were modified as TDR. The following table summarizes the loans were modified as TDR during the nine months ended September 30, 2020 and 2019:

			Outstanding Recorded Investment
(In thousands)	Number of Loans		Pre-Modification		Post-Modification
Nine Months Ended September 30,	2020	2019	2020	2019	2020	2019
Loan portfolio segment:
Commercial Real Estate	1	2	$57	$8,912	$56	$8,911
Consumer and Other	2	-	121	-	121	-

Total TDR Loans	3	2	$178	$8,912	$177	$8,911

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following table provides information on how loans were modified as TDRs during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019

Rate reduction	$-	$-	$56	$111
Extension of interest only period	-	-	121	-
Maturity and rate reduction	-	-	-	8,800
Total	$-	$-	$177	$8,911

The loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, extending the interest-only payment period, or substituting or adding a co-borrower or guarantor. There were no defaults of TDRs during the three and nine months ended September 30, 2020. At September 30, 2020 and December 31, 2019, there were no commitments to advance additional funds under TDRs.

The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In addition, on April 7, 2020, a group of banking regulatory agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs. The Bank had modified $244.4 million of loans to borrowers to defer the payment of interest and/or principal for up to 180 days, and approximately $157.7 million of loans remained on deferment as of September 30, 2020.According to regulatory guidance and CARES Act, these modified loans were not TDRs as of September 30, 2020.

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of September 30, 2020 and December 31, 2019, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $22.2 million and $19.6 million, respectively, were identified, for which $1.6 million and $1.5 million specific reserves were established, respectively. Loans not requiring specific reserves had fair values exceeding the total recorded investment, supporting the net investment in the loan which includes principal balance, unamortized fees and costs and accrued interest, if any. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At September 30, 2020 and December 31, 2019, exposure to the impaired loans was related to 30 and 27 borrowers, respectively. For collateral dependent loans, appraisal reports of the underlying collateral, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were first reduced by a 12% discount to reflect the Bank’s experience selling Other Real Estate Owned (OREO) properties, and were further reduced by 8% in selling costs, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.

PCI loans acquired from Prime Bank acquisition were originally recorded at fair value by the Bank on the date of acquisition. As of September 30, 2020 and December 31, 2019, PCI loans remaining balance was $0 and $179,000, respectively. Those loans were considered individually evaluated for impairment, with no allowance recorded.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following table reflects information about the impaired loans, excluding PCI loans, by class as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020			December 31, 2019
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$6,710	$7,116	$-	$4,234	$4,309	$-
Residential Real Estate	3,565	3,634	-	3,621	3,623	-
Commercial and Industrial	1,706	1,840	-	2,057	2,060	-
Consumer and Other	1,115	1,265	-	916	1,000	-
	13,096	13,855	-	10,828	10,992	-
With a related allowance recorded:
Commercial Real Estate	$8,811	$8,811	$1,552	8,800	8,800	1,496
Residential Real Estate	109	109	5	-	-	-
Consumer and Other	149	149	11	-	-	-
	9,069	9,069	1,568	8,800	8,800	1,496

Impaired Loans, Total:
Commercial Real Estate	15,521	15,927	1,552	13,034	13,109	1,496
Residential Real Estate	3,674	3,743	5	3,621	3,623	-
Commercial and Industrial	1,706	1,840	-	2,057	2,060	-
Consumer and Other	1,264	1,414	11	916	1,000	-
Impaired Loans, Total	$22,165	$22,924	$1,568	$19,628	$19,792	$1,496

The following tables summarize additional information regarding impaired loans, excluding PCI loans, by class for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2020		2019		2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,975	$13	$13,579	$164	$5,702	$39	$9,654	$324
Residential Real Estate	3,641	12	3,696	37	3,603	45	2,202	28
Commercial and Industrial	1,716	2	2,656	39	1,936	4	1,684	99
Consumer and Other	1,321	10	978	12	1,101	26	897	108
Construction	-	-	-	-	-	-	5,280	150
	13,653	37	20,909	252	12,342	114	19,717	709
With a related allowance recorded:
Commercial Real Estate	8,975	-	-	-	8,876	35	275	-
Residential Real Estate	55	1	-	-	33	4	1,237	-
Commercial and Industrial	-	-	-	-	-	-	2,228	-
Consumer and Other	74	1	-	-	50	4	23	-
	9,104	2	-	-	8,959	43	3,763	-
Impaired Loans, Total:
Commercial Real Estate	15,950	13	13,579	164	14,578	74	9,929	324
Residential Real Estate	3,696	13	3,696	37	3,636	49	3,439	28
Commercial and Industrial	1,716	2	2,656	39	1,936	4	3,912	99
Consumer and Other	1,395	11	978	12	1,151	30	920	108
Construction	-	-	-	-	-	-	5,280	150
Impaired Loans, Total	$22,757	$39	$20,909	$252	$21,301	$157	$23,480	$709

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 5.	Loans Held for Sale

As of September 30, 2020, loans held for sale consist of one commercial and industrial loan held for sale of $5.0 million and $1.8 million SBA loans held for sale. The one commercial loan represents a single loan with an agreed upon sale price which was in process of being sold at period end and the sale was completed on October 22, 2020.

SBA loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of September 30, 2020, SBA loans held for sale, consisted of $851,000 commercial and industrial loans and $950,000 commercial real estate loans. There were $15.3 million of SBA loans held for sale at December 31, 2019, consisting of $10.2 million commercial and industrial loans and $5.1 million commercial real estate loans. During the nine months ended September 30, 2020, $9.5 million SBA loans previously classified as held for sale were transferred to held for investment.

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

Serviced loans sold to others are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $18.6 million and $13.6 million at September 30, 2020 and December 31, 2019, respectively. The servicing asset has a carrying value of $301,000 and fair value of $362,000 at September 30, 2020. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the consolidated balance sheets.

The following table presents an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2020 and 2019:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$221	156	$201	37
Servicing rights capitalized	86	44	115	169
Servicing rights amortized	(6)	(4)	(15)	(10)
Ending balance	301	196	301	196

Note 6.	Goodwill and Other Intangible Assets

On May 10, 2018 the Company completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT. The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.

The assets acquired and liabilities assumed from Prime Bank were recorded at their fair value as of the closing date of the acquisition. Goodwill of $2.1 million was recorded at the time of the acquisition, and was adjusted to $1.7 million as of December 31, 2018, primarily due to updating of fair value of the core deposit intangible and adjustment of cash and contingent consideration. The goodwill was further adjusted to $1.1 million as a result of reducing the estimated amount to be paid pursuant to certain problem loans pending resolution by $621,000 as of May 10, 2019. There were no income statement effects resulting from the recorded measurement period adjustments for the three and nine months ended September 30, 2020. The goodwill is all deductible for income taxes over 15 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Information on goodwill for the three and nine months ended September 30, 2020 and 2019 is as follows:

(In thousands)	Three Month Ended September 30,		Nine Month Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$1,107	$1,107	$1,107	$1,728
Mesurement period adjustments	-	-	-	(621)
Balance, end of period	$1,107	$1,107	$1,107	$1,107

Goodwill is evaluated for impairment annually, in the fourth quarter of the year, or whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors, supply costs, unanticipated competitive activities, and acts by governments and courts.

The Company identified the COVID-19 pandemic and related reported losses as a triggering event in the first quarter of 2020. Due to this triggering event, the Company performed a qualitative assessment of the goodwill, and concluded it was more likely than not that the fair value of the reporting unit exceeded its carrying value, and goodwill was not impaired. The Company did not perform an interim goodwill test in the third quarter of 2020 as no events occurred which would trigger an impairment assessment. The Company will perform a quantitative assessment as of October 31, 2020, the Company’s annual goodwill impairment measurement date.

Note 7.	Deposits

The following table presents the balance of deposits held, by category as of September 30, 2020 and December 31, 2019.

(In thousands)	September 30, 2020	December 31, 2019

Non-interest bearing	$161,871	$88,135
Interest bearing:
NOW	29,518	26,864
Savings	91,169	64,020
Money market	142,909	99,115
Certificates of deposit, less than $250,000	160,610	193,942
Certificates of deposit, $250,000 or greater	50,359	67,550
Brokered deposits	90,995	229,909
Interest bearing, Total	565,560	681,400

Total Deposits	$727,431	$769,535

On July 22, 2020, the Company completed the purchase of prepaid debit card deposits of $50.0 million from a prominent national provider and processor of prepaid debit cards for corporate, consumer and government clients. The prepaid debit card deposits totaled approximately $60.0 million as of September 30, 2020, which is included in the non-interest bearing deposits.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

As of September 30, 2020, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$139,850	$41,249	$85,398	$266,497
More than 1 year through 2 years	17,847	8,163	4,848	30,858
More than 2 years through 3 years	1,256	694	499	2,449
More than 3 years through 4 years	913	-	250	1,163
More than 4 years through 5 years	744	253	-	997
	$160,610	$50,359	$90,995	$301,964

Note 8.	Derivatives

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

Patriot entered two initial interest rate swaps under the program in November 2018, and another two additional swaps were entered into in May 2019. As of September 30, 2020 and December 31, 2019, Patriot had cash pledged for collateral on its interest rate swaps of $1.4 million and $1.1 million, respectively. This collateral is included in other assets on the consolidated balance sheets.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
September 30, 2020:
Classified in Other Assets:
Customer interest rate swap	$4,911	8.6	5.25%	1 Mo. LIBOR + 1.96%	$1,087
Customer interest rate swap	1,439	8.8	4.38%	1 Mo. LIBOR + 2.00%	216

Classified in Other Liabilities:
3rd party interest rate swap	$4,911	8.6	5.25%	1 Mo. LIBOR + 1.96%	$(1,087)
3rd party interest rate swap	1,439	8.8	4.38%	1 Mo. LIBOR + 2.00%	(216)

December 31, 2019:
Classified in Other Assets:
Customer interest rate swap	$4,944	9.3	5.25%	1 Mo. LIBOR + 1.96%	$617
Customer interest rate swap	1,444	9.5	4.38%	1 Mo. LIBOR + 2.00%	77

Classified in Other Liabilities:
3rd party interest rate swap	$4,944	9.3	5.25%	1 Mo. LIBOR + 1.96%	$(617)
3rd party interest rate swap	1,444	9.5	4.38%	1 Mo. LIBOR + 2.00%	(77)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 9.     Share-Based Compensation and Employee Benefit Plan

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice has been to grant RSAs. As of September 30, 2020 and December 31, 2019, there were no options or phantom stock units outstanding, or that have been exercised during the period then ended.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain limitations. As of September 30, 2020, 2,850,139 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

The following is a summary of the status of the Company’s restricted shares and changes for the three and nine months ended September 30, 2020 and 2019:

Three months ended September 30, 2020:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2020	26,597	$8.89
Vested	(1,200)	$17.41
Unvested at September 30, 2020	25,397	$8.49

Nine months ended September 30, 2020:
Unvested at December 31, 2019	21,470	$12.91
Granted	12,484	$6.12
Vested	(6,372)	$16.20
Forfeited	(2,185)	$15.92
Unvested at September 30, 2020	25,397	$8.49

Three months ended September 30, 2019:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2019	29,529	$13.94
Vested	(2,392)	$17.11
Unvested at September 30, 2019	27,137	$13.66

Nine months ended September 30, 2019:
Unvested at December 31, 2018	31,790	$14.06
Granted	9,675	$15.52
Vested	(14,328)	$15.79
Unvested at September 30, 2019	27,137	$13.66

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

For the three and nine months ended September 30, 2020, the Company recognized total share-based compensation expense of $42,000 and $123,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $21,000 and $64,000, respectively. Included in share-based compensation expense were $21,000 and $59,000 attributable to Patriot’s external directors, who received total compensation of $87,000 and $342,000 for each of those periods, respectively, which amounts are included in other operating expenses in the consolidated statements of operations.

For the three and nine months ended September 30, 2019, the Company recognized total share-based compensation expense of $59,000 and $162,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $31,000 and $87,000, respectively. Included in share-based compensation expense were $28,000 and $75,000 attributable to Patriot’s external directors, who received total compensation of $153,000 and $423,000 for each of those periods, respectively, which amounts are included in other operating expenses in the consolidated statements of operations.

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of September 30, 2020 amounted to $226,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 1.99 years.

Dividends

The Company has not paid any dividends during 2020 and has temporarily suspended dividend payments pending resolution of the economic uncertainties associated with the Coronavirus pandemic.

For the three and nine months ended September 30, 2019, the Company paid cash dividends of $.01 per share of common stock, or an aggregate of $39,000 and $116,000, respectively.

Retirement Plan

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent of an employee's annual compensation. During the three and nine months ended September 30, 2020, compensation expense under the 401K aggregated $48,000 and $199,000, respectively. During the three and nine months ended September 30, 2019 compensation expense under the 401K aggregated $53,000 and $195,000, respectively.

Note 10.	Earnings (loss) per share

The Company is required to present basic earnings (loss) per share and diluted earnings (loss) per share in its Consolidated Statements of Operations. Basic earnings (loss) per share amounts are computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding unvested RSAs granted to directors and employees. The dilutive effect resulting from these potential shares is determined using the treasury stock method. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted earnings (loss) per share.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following table summarizes the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019:

(Net income (loss) in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019		2020	2019
Basis (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(87)	$27		$(2,437)	$(1,305)
Divided by:
Weighted average shares outstanding	3,935,898	3,922,783		3,934,138	3,920,678

Basic (loss) earnings per common share	$(0.02)	$0.01		$(0.62)	$(0.33)

Diluted (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(87)	$27		$(2,437)	$(1,305)

Weighted average shares outstanding	3,935,898	3,922,783		3,934,138	3,920,678

Effect of potentially dilutive restricted common shares	- (1)	-	(2)	- (3)	- (4)

Divided by:
Weighted average diluted shares outstanding	3,935,898	3,922,783		3,934,138	3,920,678

Diluted (loss) earnings per common share	$(0.02)	$0.01		$(0.62)	$(0.33)

(1)	The weighted average diluted shares outstanding does not include 13,093 anti-dilutive restricted common shares for the three months ended September 30, 2020.
(2)	The weighted average diluted shares outstanding does not include 417 anti-dilutive restricted common shares for the three months ended September 30, 2019.
(3)	The weighted average diluted shares outstanding does not include 1,630 anti-dilutive restricted common shares for the nine months ended September 30, 2020.
(4)	The weighted average diluted shares outstanding does not include 151 anti-dilutive restricted common shares for the nine months ended September 30, 2019.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 11.	Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments with credit risk at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Commitments to extend credit:
Unused lines of credit	$73,751	$71,101
Undisbursed construction loans	31,947	25,367
Home equity lines of credit	19,825	20,032
Future loan commitments	24,165	27,822
Financial standby letters of credit	669	743
	$150,357	$145,065

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a reserve for credit loss of $8,000 and $8,000 as of September 30, 2020 and December 31, 2019, respectively, which is included in accrued expenses and other liabilities.

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

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their September 30, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The Bank did not adopt the CBLR framework at September 30, 2020 but retains the option to adopt the framework in a future period.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The Company’s and the Bank’s regulatory capital amounts and ratios at September 30, 2020 and December 31, 2019 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	$87,925	10.924	$90,083	10.510	$98,800	12.332	$100,953	11.826
To be Well Capitalized(1)	-	-	-	-	80,115	10.000	85,362	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	84,121	10.500	89,630	10.500
For capital adequacy	64,389	8.000	68,573	8.000	64,092	8.000	68,290	8.000

Tier 1 Capital (to risk weighted assets):
Actual	67,850	8.430	69,957	8.161	88,772	11.081	90,827	10.640
To be Well Capitalized(1)	-	-	-	-	64,092	8.000	68,290	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	68,098	8.500	72,558	8.500
For capital adequacy	48,292	6.000	51,430	6.000	48,069	6.000	51,217	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	59,850	7.436	61,957	7.228	88,772	11.081	90,827	10.640
To be Well Capitalized(1)	-	-	-	-	52,075	6.500	55,485	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	56,080	7.000	59,753	7.000
For capital adequacy	36,219	4.500	38,572	4.500	36,052	4.500	38,413	4.500

Tier 1 Leverage Capital (to average assets):
Actual	67,850	7.150	69,957	7.148	88,772	9.352	90,827	9.279
To be Well Capitalized(1)	-	-	-	-	47,459	5.000	48,944	5.000
For capital adequacy	37,960	4.000	39,148	4.000	37,967	4.000	39,155	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.

(2)	The Capital Conservation Buffer implemented by the FDIC began to be phased in beginning January 1, 2016. It was not applicable to periods prior to that date and does not apply to bank holding companies - the Company.

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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. As of September 30, 2020, Patriot satisfies all regulatory capital adequacy requirements on a fully phased-in basis.

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

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.45 million. This investment is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both September 30, 2020 and December 31, 2019 due to its short-term nature.

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

Loans Held for Sale

The fair value of loans held for sale is estimated by using a market approach that includes prices for loans sold awaiting settlement and other observable inputs. The Company has determined that the inputs used to value the loans held for sale fall within Level 2 of the fair value hierarchy.

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

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of September 30, 2020 and December 31, 2019:

(In thousands)		September 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$3,231	$3,231	$2,693	$2,693
Interest-bearing deposits due from banks	Level 1	46,405	46,405	36,711	36,711
Available-for-sale securities	Level 2	47,823	47,823	48,317	48,317
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,783	2,783	2,897	2,897
Federal Home Loan Bank stock	Level 2	4,503	4,503	4,477	4,477
Loans receivable, net	Level 3	740,127	729,924	802,049	793,559
Loans held for sale	Level 2	6,824	7,002	15,282	16,733
SBA servicing assets	Level 3	301	362	201	280
Accrued interest receivable	Level 2	6,834	6,834	3,603	3,603
Interest rate swap receivable	Level 2	1,303	1,303	694	694

Financial assets, total		$864,584	$854,620	$921,374	$914,414

Financial Liabilities:
Demand deposits	Level 2	$161,871	$161,871	$88,135	$88,135
Savings deposits	Level 2	91,169	91,169	64,020	64,020
Money market deposits	Level 2	142,909	142,909	99,115	99,115
NOW accounts	Level 2	29,518	29,518	26,864	26,864
Time deposits	Level 2	210,969	211,724	261,492	261,914
Brokered deposits	Level 1	90,995	91,521	229,909	230,073
FHLB borrowings	Level 2	90,000	97,786	100,000	103,962
Senior notes	Level 2	11,909	12,033	11,853	11,722
Subordinated debt	Level 2	9,774	10,145	9,752	9,747
Junior subordinated debt owed to unconsolidated trust	Level 2	8,108	8,108	8,102	8,102
Note payable	Level 3	1,044	1,059	1,193	1,129
Accrued interest payable	Level 2	1,091	1,091	1,971	1,971
Contingent consideration liability	Level 3	86	86	86	86
Interest rate swap liability	Level 2	1,303	1,303	694	694

Financial liabilities, total		$850,746	$860,323	$903,186	$907,534

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of September 30, 2020 and December 31, 2019:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2020:
U. S. Government agency mortgage-backed securities	$-	$15,705	$-	$15,705
Corporate bonds	-	17,250	-	17,250
Subordinated notes	-	9,013	-	9,013
SBA loan pools	-	5,301	-	5,301
Municipal bonds	-	554	-	554
Available-for-sale securities	$-	$47,823	$-	$47,823

Contingent consideration liability	$-	$-	$86	$86

Interest rate swap receivable	$-	$1,303	$-	$1,303

Interest rate swap liability	$-	$1,303	$-	$1,303

December 31, 2019:
U. S. Government agency mortgage-backed securities	$-	$16,685	$-	$16,685
Corporate bonds	-	17,313	-	17,313
Subordinated notes	-	9,204	-	9,204
SBA loan pools	-	5,115	-	5,115
Available-for-sale securities	$-	$48,317	$-	$48,317

Impaired PCI Loans, net	$-	$-	$176	$176

Contingent consideration liability	$-	$-	$86	$86

Interest rate swap receivable	$-	$694	$-	$694

Interest rate swap liability	$-	$694	$-	$694

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

During the three and nine months ended September 30, 2020 and 2019, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2020:
Impaired loans, net	$20,597	Real Estate Appraisals	Discount for appraisal type	8%	-	20%

Other Real Estate Owned	1,954	Real Estate Appraisals	Discount for appraisal type		12%

SBA servicing assets	362	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2019:
Impaired loans, net	$18,132	Real Estate Appraisals	Discount for appraisal type	8%	-	20%

Other Real Estate Owned	2,400	Real Estate Appraisals	Discount for appraisal type		12%

SBA servicing assets	280	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

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

The estimated fair value amounts have been measured as of September 30, 2020 and December 31, 2019, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

As noted in Note 4, the Bank had approximately $244.4 million of loans to borrowers that had been modified to defer the payment of interest and/or principal for up to 180 days pursuant to the CARES Act. The majority of the modifications granted to customers expired as of November 13, 2020, the balance of loans modified in conjunction with the CARES Act had declined to $59.1 million.

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

Small Business Administration Paycheck Protection Program. The CARES Act created the SBA’s Paycheck Protection Program. Under the Paycheck Protection Program, $669 billion was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions that process loan applications and service the loans. The Bank did not participate in the SBA’s Paycheck Protection Program in the nine-month period as of September 30, 2020.

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

Summary

The Company reported net loss for the third quarter of 2020 of $87,000 ($0.02 basic and diluted loss per share) compared to a net income of $27,000 ($0.01 basic and diluted earnings per share) for the third quarter of 2019. The loss before income taxes was $93,000 for third quarter of 2020, as compared to $35,000 income before income taxes for the third quarter of 2019.

For the nine months ended September 30, 2020, the Company reported net loss of $2.4 million ($0.62 basic and diluted loss per share), compared to a net loss of $1.3 million ($0.33 basic and diluted loss per share) for the nine months ended September 30, 2019.

The 2020 results reflected the impact of a higher loan loss provision associated with credit losses relating to the COVID-19 pandemic along with lower net interest income and non-interest income. The lower net interest income was due to a tightening of net interest margins associated with the lower market interest rates.

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

Financial Condition

As of September 30, 2020, total assets decreased to $922.9 million, as compared to $979.8 million at December 31, 2019. Net Loan portfolio decreased $61.9 million or 7.7% from $802.0 million at December 31, 2019 to $740.1 million at September 30, 2020. Deposits decreased $42.1 million or 5.5% from $769.5 million at December 31, 2019 to $727.4 million at September 30, 2020 as the result of a decline in wholesale brokered deposits.

Equity decreased $2.5 million or 3.7%, from $67.0 million at December 31, 2019 to $64.5 million at September 30, 2020, primarily due to $2.4 million of net loss and $143,000 of unrealized loss on investment portfolio, net of taxes, which was partially offset by $123,000 of equity compensation in 2020.

Cash and Cash Equivalents

Cash and cash equivalents increased $10.2 million, from $39.4 million at December 31, 2019 to $49.6 million at September 30, 2020. The increase in 2020 was primarily attributable to increasing retail deposits and net decrease in loan portfolio through paydown of the loans - both of which are currently invested in short term cash positions. The Company’s liquidity position is strong with liquid assets rising to 11.0% of total assets at September 30, 2020.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(In thousands)	September 30,	December 31,	Increase / (Decrease)
	2020	2019	($)	(%)
U. S. Government agency mortgage-backed securities	$15,705	$16,685	$(980)	-5.87%
Corporate bonds	17,250	17,313	(63)	-0.36%
Subordinated notes	9,013	9,204	(191)	-2.08%
SBA loan pools	5,301	5,115	186	3.64%
Municipal bonds	554	-	554	100.00%
Total Available-for-Sale Securities, at fair value	47,823	48,317	(494)	-1.02%

Other Investments, at cost	4,450	4,450	-	0.00%

	$52,273	$52,767	$(494)	-0.94%

Total investments decreased by $494,000 or 0.9%, from $52.8 million at December 31, 2019 to $52.2 million at September 30, 2020. This decrease was primarily attributable to repayments of $6.7 million principal and $193,000 change in unrealized loss on available-for-sale securities, which was offsets by purchases of $4.9 million U.S. Government agency mortgage-backed securities, $988,000 SBA loan pools and $565,000 municipal bonds. There were no sales of available-for-sale securities in the three and nine months ended September 30, 2020.

Loans held for investment

The following table provides the composition of the Company’s loan held for investment portfolio as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$292,067	38.88%	$314,414	38.71%
Residential Real Estate	162,976	21.69%	175,489	21.61%
Commercial and Industrial	147,248	19.60%	173,875	21.41%
Consumer and Other	73,127	9.73%	85,934	10.58%
Construction	61,534	8.19%	48,388	5.96%
Construction to permanent - CRE	14,346	1.91%	14,064	1.73%
Loans receivable, gross	751,298	100.00%	812,164	100.00%
Allowance for loan losses	(11,171)		(10,115)
Loans receivable, net	$740,127		$802,049

The Company’s gross loan portfolio decreased $60.9 million, from $812.2 million at December 31, 2019 to $751.3 million at September 30, 2020. The decrease in loans was primarily attributable to $95.5 million net paydown of the loans and a reclass of $5.0 million commercial and industrial loan from loans held for investments to loans held for sale, which was offset by $31.5 million in purchases of loans receivable and $9.5 million transfer of SBA loans held for sale to loans held for investment in the nine months ended September 30, 2020.

SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of September 30, 2020 and December 31, 2019, SBA loans included in the commercial real estate loans were $5.7 million and $4.0 million, respectively. SBA loans included in the commercial and industrial loan were $15.8 million and $5.6 million as of September 30, 2020 and December 31, 2019, respectively. SBA loans of $9.5 million previously classified as held for sale were transferred to held for investment during the nine months ended September 30, 2020.

At September 30, 2020, the net loan to deposit ratio was 102% and the net loan to total assets ratio was 80%. At December 31, 2019, these ratios were 104% and 82%, respectively.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses increased $1.1 million or 10.9% from $10.1 million at December 31, 2019 to $11.2 million at September 30, 2020. The increase was primarily attributable to a provision for loan losses of $1.8 million for the nine months ended September 30, 2020, which was primarily due to $810,000 charge-offs and an additional reserve related to the COVID-19 pandemic in the nine months ended September 30, 2020.

Based upon the overall assessment and evaluation of the loan portfolio at September 30, 2020, management believes $11.2 million in the allowance for loan and lease losses, which represented 1.5% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan and lease losses:

	Three Month Ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019

Balance at beginning of the period	$11,148	$8,458	$10,115	$7,609
Charge-offs:
Commercial Real Estate	(35)	-	(400)	-
Residential Real Estate	-	(105)	(13)	(117)
Commercial and Industrial	(34)	(74)	(352)	(2,366)
Consumer and Other	(6)	(103)	(45)	(106)
Total charge-offs	(75)	(282)	(810)	(2,589)
Recoveries:
Commercial Real Estate	-	-	-	2
Residential Real Estate	1	9	1	9
Commercial and Industrial	11	117	62	164
Consumer and Other	1	3	4	8
Total recoveries	13	129	67	183

Net charge-offs	(62)	(153)	(743)	(2,406)
Provision charged to earnings	85	100	1,799	3,202
Balance at end of the period	$11,171	$8,405	$11,171	$8,405

Ratios:
Net charge-offs to average loans	(0.008)%	(0.019)%	(0.092)%	(0.301)%
Allowance for loan losses to total loans	1.49%	1.05%	1.49%	1.05%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment and the percentage of the loans to total loans:

(In thousands)	September 30, 2020		December 31, 2019
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans
Commercial Real Estate	$4,397	38.88%	$3,789	38.71%
Residential Real Estate	1,537	21.69%	1,038	21.61%
Commercial and Industrial	3,470	19.60%	4,340	21.41%
Consumer and Other	540	9.73%	341	10.58%
Construction	818	8.19%	477	5.96%
Construction to permanent - CRE	189	1.91%	130	1.73%
Unallocated	220	N/A	-	N/A
Total	$11,171	100.00%	$10,115	100.00%

Non-performing Assets

The following table presents non-performing assets as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30,	December 31,
	2020	2019
Non-accruing loans:
Commercial Real Estate	$14,447	$11,961
Residential Real Estate	3,292	3,228
Commercial and Industrial	1,706	2,094
Consumer and Other	995	766
Total non-accruing loans	20,440	18,049

Loans past due over 90 days and still accruing	679	19
Other real estate owned	1,954	2,400
Total nonperforming assets	$23,073	$20,468

Nonperforming assets to total assets	2.50%	2.09%
Nonperforming loans to total loans, net	2.85%	2.25%

The $20.4 million of non-accrual loans at September 30, 2020 was comprised of 23 borrowers, for which a specific reserve of $1.6 million was established. Three TDR loans of total $9.4 million were included in the non-accrual loans. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Bank evaluated the impaired loans individually and determined that a specific reserve of $1.6 million was established as of September 30, 2020.

As of December 31, 2019, the $18.0 million of non-accrual loans was comprised of 27 borrowers, for which a specific reserve of $1.5 million was established. Two TDR loans of total $9.3 million were included in the non-accrual loans as of December 31, 2019.

Loans held for sale

In September 2020, one commercial and industry loan of $5.0 million was reclassed from loans held for investment to loans held for sale. The loan was sold in October 2020 which resulted in proceeds of $5.0 million.

SBA loans held for sale totaled $1.8 million and $15.3 million as of September 30, 2020 and December 31, 2019, respectively. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. SBA loans held for sale at September 30, 2020, consisted of $851,000 commercial and industrial loans and $950.000 commercial real estate, respectively. SBA loans held for sale at December 31, 2019, consisted of $10.2 million commercial and industrial loans and $5.1 million commercial real estate, respectively. The decrease in SBA loans held for sale was primary due to $9.5 million transfer of SBA loans held for sale to held for investment, and $5.6 million sale of SBA loans in the nine months ended September 30, 2020.

Goodwill

The Company completed its acquisition of Prime Bank in May 2018, and recorded $1.7 million of goodwill at December 31, 2018. The goodwill was adjusted to $1.1 million as a result of reducing by $621,000 the estimated amount to be paid pursuant to certain problem loans pending resolution as of May 10, 2019. No further adjustment was made as of September 30, 2020.

The Company identified the COVID-19 pandemic and related reported losses as a triggering event in the first quarter of 2020. Due to this triggering event, the Company performed a qualitative assessment of the goodwill, and concluded it was more likely than not that the fair value of the reporting unit exceeded its carrying value, and goodwill was not impaired. The Company did not perform an interim goodwill test in the third quarter of 2020 as no events occurred which would trigger an impairment assessment. The Company will perform a quantitative assessment as of October 31, 2020, the Company’s annual goodwill impairment measurement date.

Deferred Taxes

Deferred tax assets increased $1.0 million, from $11.1 million at December 31, 2019 to $12.1 million at September 30, 2020. The increase in deferred tax assets resulted primarily from the impact of net loss and currently non-deductible reserves and accruals in the nine months ended September 30, 2020.

Our effective (tax) benefit rate for the three and nine months ended September 30, 2020 was 6.5% and 25.0%, respectively, compared to the effective (tax) benefit rate of (22.9%) and 25.9% for the three and nine months ended September 30, 2019, respectively. The Company’s effective rates for both periods were affected primarily by states taxes and non-deductible expenses.

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

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	September 30,	December 31,	Increase/(Decrease)
	2020	2019	$	%

Non-interest bearing	$161,871	$88,135	$73,736	83.66%
Interest bearing:
NOW	29,518	26,864	2,654	9.88%
Savings	91,169	64,020	27,149	42.41%
Money market	142,909	99,115	43,794	44.19%
Certificates of deposit, less than $250,000	160,610	193,942	(33,332)	(17.19)%
Certificates of deposit, $250,000 or greater	50,359	67,550	(17,191)	(25.45)%
Brokered deposits	90,995	229,909	(138,914)	(60.42)%
Total Interest bearing	565,560	681,400	(115,840)	(17.00)%

Total Deposits	$727,431	$769,535	$(42,104)	(5.47)%

Deposits decreased $42.1 million or 5.5%, from $769.5 million at December 31, 2019 to $727.4 million at September 30, 2020, resulting primarily from a reduction of $138.9 million in higher cost brokered deposits as those balances were allowed to roll off in connection with the planned decline in outstanding loan balances, which was partially offset by an increase in money market deposits impacted by the roll-out of the Company’s national on-line money market account which added $25.2 million to the money market balance, and $60.0 million increase in non-interest bearing deposits related to the prepaid debit card business through September 30, 2020.

Borrowings

Total borrowings were $120.8 million and $130.9 million as of September 30, 2020 and December 31, 2019, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of September 30, 2020, the Bank had $88.3 million of available borrowing capacity from the FHLB-B.

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At September 30, 2020 and December 31, 2019, outstanding advances from the FHLB-B aggregated $90.0 million and $100.0 million, respectively.

At September 30, 2020, advances of $80.0 million outstanding bore fixed rates of interest ranging from 2.40% to 3.61% with maturities ranging from 2.8 years to 4.0 years. The FHLB-B advances with fixed interest rates have a weighted average interest rate of 3.13%. Included in the fixed rate advances are two advances totaling $50.0 million, callable by the FHLB-B quarterly through October 2023.

The remaining $10.0 million floating to fixed rate advance resets to a fixed rate in October of 2020. During its initial term (two years), this advance carries a floating rate 100 basis points below LIBOR. After the initial term, the rate resets to a fixed rate of 4.23% per annum, and the borrowing can be called by the FHLB-B on a quarterly basis.

At September 30, 2020, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $284.2 million.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three and nine months ended September 30, 2020 and 2019, no funds had been borrowed under the line of credit.

Interest expenses incurred for the three and nine months ended September 30, 2020 were $628,000 and $2.0 million, respectively. Interest expenses incurred for the three and nine months ended September 30, 2019 were $602,000 and $1.5 million, respectively.

Correspondent Bank - Line of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $5 million at September 30, 2020 and $5 million at December 31, 2019. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.

There was no outstanding balance under the agreements at September 30, 2020 and December 31, 2019. No interest expense incurred for the three and nine months ended September 30, 2020. Interest expense incurred for the three and nine months ended September 30, 2019 was $0 and $2,000, respectively.

Other Borrowing

In August 2020, Patriot was approved to pledge commercial and industrial loans and leases, commercial real estate, construction loans and one-to-four family first lien loans under the Federal Reserve Bank of New York’s (“FRBNY”) Borrower-in-Custody program. As of September 30, 2020, Patriot had pledged eligible loans with a book value of $27.4 million as collateral to support borrowing capacity at the FRBNY. There was no outstanding balance under the agreements at September 30, 2020.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At September 30, 2020 and December 31, 2019, $91,000 and $147,000 of unamortized debt issuance costs were deducted from the face amount of the Senior Notes included in the consolidated balance sheet, respectively.

The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

For the three and nine months ended September 30, 2020, the Company recognized interest expense of $229,000 and $686,000, respectively. For the three and nine months ended September 30, 2019, the Company recognized interest expense of $229,000 and $686,000, respectively.

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

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At September 30, 2020 and December 31, 2019, $226,000 and $248,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.

For the three and nine months ended September 30, 2020, the Company recognized interest expense of $163,000 and $490,000, respectively. For the three and nine months ended September 30, 2019, the Company recognized interest expense of $163,000 and $492,000, respectively.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (3.38% at September 30, 2020) and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of September 30, 2020 and December 31, 2019, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $140,000 and $146,000, respectively, and accrued interest on the junior subordinated debentures was $4,000 and $6,000, respectively.

For the three and nine months ended September 30, 2020, the Company recognized interest expense of $72,000 and $266,000 respectively. For the three and nine months ended September 30, 2019, the Company recognized interest expense of $114,000 and $353,000 respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of September 30, 2020 and December 31, 2019, the note had a balance outstanding of $1.0 million and $1.2 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

For the three and nine months ended September 30, 2020, the Company recognized interest expense of $5,000 and $15,000 respectively. For the three and nine months ended September 30, 2019, the Company recognized interest expense of $6,000 and $18,000 respectively.

Equity

Equity decreased $2.5 million, from $67.0 million at December 31, 2019 to $64.5 million at September 30, 2020, primarily due to $2.4 million of net loss and $143,000 of net investment portfolio unrealized loss, which was offset by $123,000 of equity compensation for the nine months ended September 30, 2020.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, increased $5.2 million from $145.1 million at December 31, 2019 to $150.4 million at September 30, 2020.

Derivatives

As of September 30, 2020, Patriot had entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three and nine months ended September 30, 2020 and 2019, respectively.

Further discussion of the fair value of derivatives is set forth in Note 8 to the consolidated financial statements.

RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three and nine months ended September 30, 2020 and 2019:

(In thousands)	Three months ended September 30,
	2020			2019
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$775,172	$8,578	4.39	$815,573	$10,245	4.98
Investments	60,421	425	2.81	59,311	542	3.66
Cash equivalents and other	60,795	28	0.18	41,925	225	2.13

Total interest earning assets	896,388	9,031	4.00	916,809	11,012	4.77

Cash and due from banks	2,578			3,525
Allowance for loan losses	(11,359)			(8,495)
OREO	2,303			2,913
Other assets	63,583			58,481

Total Assets	$953,493			$973,233

Liabilities
Interest bearing liabilities:
Deposits	$618,946	$2,028	1.30	$686,594	$3,655	2.11
Borrowings	90,000	628	2.77	94,565	602	2.53
Senior notes	11,898	229	7.70	11,823	229	7.75
Subordinated debt	17,877	235	5.22	17,839	277	6.16
Note Payable and other	1,060	5	1.89	1,257	6	1.91

Total interest bearing liabilities	739,781	3,125	1.68	812,078	4,769	2.33

Demand deposits	139,944			83,546
Other liabilities	9,045			8,765

Total Liabilities	888,770			904,389

Shareholders' equity	64,723			68,844

Total Liabilities and Shareholders' Equity	$953,493			$973,233

Net interest income		$5,906			$6,243

Interest margin			2.61			2.70
Interest spread			2.32			2.44

(In thousands)	Nine months ended September 30,
	2020			2019
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$809,569	$27,722	4.56	$800,541	$30,345	5.07
Investments	59,017	1,447	3.27	55,492	1,551	3.73
Cash equivalents and other	50,796	187	0.49	47,211	795	2.25

Total interest earning assets	919,382	29,356	4.25	903,244	32,691	4.84

Cash and due from banks	2,287			5,827
Allowance for loan losses	(10,813)			(7,975)
OREO	2,367			2,602
Other assets	61,722			59,253

Total Assets	$974,945			$962,951

Liabilities
Interest bearing liabilities:
Deposits	$672,780	$8,020	1.59	$679,335	$10,452	2.06
Borrowings	93,298	1,963	2.80	92,381	1,467	2.12
Senior notes	11,879	686	7.70	11,804	686	7.75
Subordinated debt	17,867	756	5.64	17,830	845	6.34
Note Payable and other	1,110	15	1.80	1,416	20	1.89

Total interest bearing liabilities	796,934	11,440	1.91	802,766	13,470	2.24

Demand deposits	103,313			81,662
Other liabilities	8,954			8,725

Total Liabilities	909,201			893,153

Shareholders' equity	65,744			69,798

Total Liabilities and Shareholders' Equity	$974,945			$962,951

Net interest income		$17,916			$19,221

Interest margin			2.60			2.85
Interest spread			2.34			2.60

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 compared to 2019			2020 compared to 2019
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$(471)	$(1,196)	$(1,667)	$303	$(2,926)	$(2,623)
Investments	9	(126)	(117)	94	(198)	(104)
Cash equivalents and other	101	(298)	(197)	62	(670)	(608)

Total interest earning assets	(361)	(1,620)	(1,981)	459	(3,794)	(3,335)

Interest bearing liabilities:
Deposit	(589)	(1,038)	(1,627)	(318)	(2,114)	(2,432)
Borrowings	(29)	55	26	17	479	496
Senior notes	-	-	-	-	-	-
Subordinated debt	-	(42)	(42)	-	(89)	(89)
Note payable and other	(1)	-	(1)	(5)	-	(5)

Total interest bearing liabilities	(619)	(1,025)	(1,644)	(306)	(1,724)	(2,030)

Net interest income	$258	$(595)	$(337)	$765	$(2,070)	$(1,305)

For the quarter ended September 30, 2020, interest income and dividend income decreased $2.0 million or 18.0% as compared to the quarter ended September 30, 2019. Total interest expense decreased $1.6 million or 34.5% as compared to the quarter ended September 30, 2019. For the nine months ended September 30, 2020, interest income decreased $3.3 million or 10.2% as compared to the nine months ended September 30, 2019. Total interest expense decreased $2.0 million or 15.1% as compared to the nine months ended September 30, 2019.

Net interest income was $5.9 million for the quarter ended September 30, 2020, which decreased 5.4% from $6.2 million for the quarter ended September 30, 2019. For the nine months ended September 30, 2020, net interest income was $17.9 million, decreased 6.8% from $19.2 million for the nine months ended September 30, 2019.

Net interest margin for the three and nine months ended September 30, 2020 were 2.61% and 2.60%, respectively. Net interest margin for the three and nine months ended September 30, 2019, were 2.70% and 2.85%, respectively.

The decline in net interest income and net interest margin reflects the impact of lower interest rates connected with the 1.50% decline in market interest rates in late first quarter of 2020 connected to the COVID 19 pandemic. Asset yields were impacted by those changes in the second quarter while retail and brokered deposit rates have declined at a slower pace. Compared to the prior year, net interest income was also negatively impacted by lower average loan volume and an increase in the rate paid on FHLB borrowings associated with the conversion of certain borrowings from a low variable teaser rate to higher fixed rate.

Provision for Loan Losses

The provision for loan losses for three and nine months ended September 30, 2020 was $85,000 and $1.8 million, respectively, as compared to $100,000 and $3.2 million for the three and nine months ended September 30, 2019, respectively. The provision for loan losses in 2020 was primarily due to loan charge-offs and an additional reserve attributable to COVID-19 pandemic. The provision for loan losses in 2019 was primarily attributable to a $2.3 million single commercial loan charge off.

Non-interest income

Non-interest income for the three and nine months ended September 30, 2020 was $704,000 and $1.5 million, respectively, as compared to $571,000 and $2.1 million for the three and nine months ended September 30, 2019, respectively. The reduction for the nine-month period was primarily attributable to decrease in gain on sale of SBA loans in the nine months ended September 30, 2020 associated with delays in executing the sale of those loans. Sale activity did resume in the third quarter of 2020 and is expected to continue in the fourth quarter of 2020.

Non-interest expense

Non-interest expense for the three and nine months ended September 30, 2020 was $6.6 million and $20.9 million, respectively, as compared to $6.7 million and $19.9 million for the three and nine months ended September 30, 2019, respectively. The increase in non-interest expense for the nine months ended September 30, 2020 was primarily driven by increase of $700,000 in salaries and benefits reflecting the build-up of staffing in the SBA business during the second half of 2019.

Provision (benefit) for income taxes

The Company reported benefit for income taxes of $6,000 and $811,000 for three and nine months ended September 30, 2020, respectively, as compared to a provision for income taxes of $8,000 and a benefit for income taxes of $456,000 for the three and nine months ended September 30, 2019, respectively. The changes mainly reflected the impact of the net loss and non-deductible reserves and accruals in 2020.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 11.0% at September 30, 2020, compared to 10.0% at December 31, 2019. Liquidity including readily available off-balance sheet funding sources was 24.3% at September 30, 2020, compared to 17.3% at December 31, 2019. The Company’s available total liquidity (readily available plus brokered deposit availability) to total assets ratio was 38.8% at September 30, 2020, compared to 18.2% at December 31, 2019.

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

Capital

The following table illustrates the Company’s and the Bank’s regulatory capital ratios as of September 30, 2020 and December 31, 2019:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	$87,925	10.924	$90,083	10.510	$98,800	12.332	$100,953	11.826
Tier 1 Capital (to risk weighted assets)	67,850	8.430	69,957	8.161	88,772	11.081	90,827	10.640
Common Equity Tier 1 Capital (to risk weighted assets)	59,850	7.436	61,957	7.228	88,772	11.081	90,827	10.640
Tier 1 Leverage Capital (to average assets)	67,850	7.150	69,957	7.148	88,772	9.352	90,827	9.279

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

The capital buffer requirement effectively raises the Bank’s minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. As of September 30, 2020, Patriot satisfies all capital adequacy requirements on a fully phased-in basis.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of September 30, 2020			As of December 31, 2019
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$105,962	1,616	1.5	$115,401	$(4,473)	(3.7)
+100	105,713	1,367	1.3	119,249	(625)	(0.5)
BASE	104,346	-	-	119,874	-	-
-100	109,812	5,466	5.2	119,167	(707)	(0.6)
-200	128,927	24,581	23.6	117,418	(2,456)	(2.0)

(In thousands)	Net Interest Income - Performance Summary
	September 30, 2020			December 31, 2019
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$28,659	$1,738	6.5	$30,354	$2,160	7.7
+100	27,784	863	3.2	29,385	1,191	4.2
BASE	26,921	-	-	28,194	-	-
-100	27,604	683	2.5	27,173	(1,021)	(3.6)
-200	27,669	748	2.8	26,280	(1,914)	(6.8)

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that Patriot’s disclosure controls and procedures were effective for the period ended September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting have occurred during the Company’s fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting despite the fact that virtually all of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls over financial reporting to minimize any related impact on their effectiveness.

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

Date: November 13, 2020

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer