Form 10-K
period 2020-12-31
PATRIOT NATIONAL BANCORP INC
filed 2021-03-30
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29599

PATRIOT NATIONAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1559137
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

900 Bedford Street, Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

(203) 252-5900

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PNBK	NASDAQ Global Market

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price on June 30, 2020 as reported on the NASDAQ Global Market: $7.9 million.

Number of shares of the registrant’s Common stock, $0.01 par value per share, 3,943,572 shares outstanding as of March 26, 2021.

Document Incorporated by Reference

Portions of a definitive proxy or Information statement relating to the registrant’s Annual Meeting of Shareholders to be held in 2021, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated into Part III of this Form 10-K.

PATRIOT NATIONAL BANCORP, INC.

2020 FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2020

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
(15) widespread outbreaks of infectious diseases, including the ongoing novel coronavirus (COVID-19) outbreak;
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
(24) our ability to retain key employees; and
(25) our compensation expense associated with equity allocated or awarded to our employees.

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

PART I

ITEM 1. Business

General

Patriot National Bancorp, Inc. (the “Company”), a Connecticut corporation, is a one-bank holding company for Patriot Bank, N.A, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the “Bank”) (collectively, “Patriot”). The Bank received its charter and com‐menced operations as a national bank on August 31, 1994. The Bank has a total of nine branch offices comprised of eight branch offices located in Fairfield and New Haven Counties, Connecticut and one branch office located in Westchester County, New York as of December 31, 2020.

On March 11, 2003, the Company formed Patriot National Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company. The Company primarily invested the funds from the issuance of the debt in the Bank. The Bank used the proceeds to fund general operations.

On October 15, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), the Company issued and sold to PNBK Holdings LLC (“Holdings”), an investment limited liability company controlled by Michael Carrazza, 3.36 million shares of its common stock at a purchase price of $15.00 per share (adjusted for a 1-for-10 reverse stock split discussed below) for an aggregate purchase price of $50.4 million. The shares sold to Holdings represented 87.6% of the Company’s then issued and outstanding common stock. In connection with the reverse stock split, the par value of the common stock was changed to $0.01 per share. Also in connection with the sale of the shares, certain directors and officers of both the Company and the Bank resigned. Such directors and officers were replaced with nominees of Holdings and Michael Carrazza became the Chairman of the Board of Directors (the “Board”) of the Company. As of the date hereof, Holdings currently owns 56.7% of the Company’s issued and outstanding common stock.

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

On July 7, 2020, Robert G. Russell, Jr. was appointed as President and Chief Executive Officer of Patriot. Mr. Russell’s appointment was in response to the resignation of Richard A. Muskus, Jr., who was President and Director of the Company and the Bank from January 26, 2017 through April 27, 2020.

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

Business Operations

The Bank offers commercial real estate loans, commercial business loans, SBA loans, and a variety of consumer loans with an emphasis on serving the needs of individuals, small and medium‑sized businesses and professionals. The Bank previously had offered loans on residential real estate but discontinued doing so during 2013. Since 2016, Patriot has purchased residential real estate loans. Further information relating to the purchased residential real estate loans is set forth in Note 4 to the consolidated financial statements. The Bank’s lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County in New York, although the Bank’s loan business is not necessarily limited to these areas.

Consumer and commercial deposit accounts offered include: checking, interest‑bearing negotiable order of withdrawal (“NOW”), money market, time certificates of deposit, savings, prepaid deposit accounts, on-line national money market accounts, Certificate of Deposit Account Registry Service (“CDARS”), Individual Retirement Accounts (“IRAs”), and Health Savings Accounts (“HSAs”). Other services offered by the Bank include Automated Clearing House (“ACH”) transfers, lockbox, internet banking, bill paying, remote deposit capture, debit cards, money orders, traveler’s checks, and automatic teller machines (“ATMs”). In addition, the Bank may in the future offer other financial services.

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

Patriot became an approved lender under the Small Business Administration (“SBA”) program at the end of 2017, enabling it to approve loans to small businesses and entrepreneurs more quickly and efficiently. Since 2018, Patriot has hired people to support new SBA business development in Stamford, Connecticut, Florida, Georgia, Ohio, along with a Rhode Island operations center.

Employees

As of December 31, 2020, Patriot had 122 full-time equivalent employees. None of Patriot’s employees are covered by a collective bargaining agreement.

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

Under the BHC, the Company is required to file semi-annual reports of its operations with the Fed for the period ended June 30 and for the year ended December 31. Patriot and any of its subsidiaries are subject to examination by the Fed. In addition, the Company will be required to obtain the prior approval of the Fed, with certain exceptions, to acquire more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank, or to merge or consolidate with another bank holding company. Moreover, Patriot and any of its subsidiaries are prohibited from engaging in certain tying arrangements, in connection with any extension of credit or provision of any property or services. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on issuing any extension of credit to the Company or any of its subsidiaries, or making any investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. If the Company wants to engage in businesses permitted to financial holding companies, but not to bank holding companies, it would need to register with the Fed as a financial holding company.

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

Recent Developments with Regulators

In November 2018 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the OCC. The Agreement states the Board and the Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the allowance for loan and lease losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement the Bank agreed to provide a revised written 3-year strategic and capital plan for the Bank. The Bank provided the documents and policies requested in the Agreement and has provided updated documents and policies pursuant to the agreement.

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

The market value of real estate can fluctuate significantly in a relatively short period of time, as a result of market conditions in the geographic area in which real estate is located. A significant portion of the Bank’s total loan portfolio is secured by real estate located in Fairfield County, Connecticut and Westchester County, New York, areas historically of high affluence that had been materially impacted by the financial troubles experienced by large financial service companies on Wall Street and other companies during the financial crisis as well as the changes in tax laws.

Since then, credit markets have become tighter and underwriting standards more stringent and the inability of purchasers of real estate to obtain financing could continue to impact the real estate market. Therefore, these loans may be subject to changes in grade, classification, accrual status, foreclosure, or loss, which could have an effect on the adequacy of the allowance for loan and lease losses.

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

During 2010 through 2020, however, the economic climate improved, contributing to decreases in the Bank’s problem assets, delinquencies and foreclosures from the levels experienced in the earlier period of economic turbulence. The Company is unable to predict, however, future economic conditions and their impact on the Company’s business.

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

The outbreak of COVID-19 in March 2020, has negatively impacted the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a coronavirus outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. In the event of a natural disaster, the spread of the coronavirus to our market areas or other adverse external events, our business, services, asset quality, financial condition and results of operations could be adversely affected.

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

In December 2016, the Company issued $12 million of senior notes (the “Senior Notes”) that contain certain affirmative covenants, which require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements. The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity date of December 22, 2021.

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

The Company relies on the dividends and return of capital it receives from its subsidiary.

The Company is a separate and distinct legal entity from the Bank. The Company’s primary source of revenue is the dividends or other returns of capital it receives from the Bank, which the Company uses to fund its activities, meet its obligations, and remit dividends to its shareholders. Various federal and state laws and regulations limit the amount of dividends or other returns of capital that a bank may pay to its parent company. In addition, the Company’s right to participate in a distribution of assets, upon liquidation or reorganization of the Bank or another regulated subsidiary, may be subordinate to claims by the Bank’s or subsidiary's creditors. If the Bank were to be restricted from making payments to the Company, the Company’s ability to fund its activities, meet its obligations, or pay dividends to its shareholders might be curtailed. The inability to receive payments from the Bank could therefore have a material adverse effect on the Company.

Per agreement with Bank regulators, dividends and return of capital from the Bank to the Holding Company are subject to prior approval from the OCC, and dividends from the Company to third parties are also subject to prior approval from FRB. There is no assurance that Company will pay dividends in the future.

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

The amount of income taxes Patriot is required to pay on its earnings is based on federal and state legislation and regulations. Patriot provides for current and deferred taxes in its financial statements, based on the results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit, and application of financial accounting standards. Patriot may take tax return filing positions for which the final determination of tax is uncertain. Patriot’s net income or loss and the related amount per share may be reduced, if a federal, state, or local tax authority assesses additional taxes, penalties, or interest that has not been provided for in the consolidated financial statements. Patriot’s equity position and net income or loss can also be reduced if all or apportion of its deferred tax assets are deemed to be unrealizable and require a valuation allowance. There can be no assurance that Patriot will achieve its anticipated effective tax rate, due to a change in a tax law, or the result of a tax audit that disallows previously recognized tax benefits.

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

Holdings controls a majority of the Company’s voting common stock. As a result, the Company is a “Controlled Company” within the meaning of Nasdaq corporate governance standards. Under the Nasdaq Rules and Regulations, a company of which more than 50% of the voting power is held by an individual, group or another company is considered a “Controlled Company”, which may utilize exemptions relating to certain Nasdaq corporate governance requirements, including:

●	Requiring the Board of Directors to be comprised of a majority of Independent Directors (as defined);
●	The requirement that the Company have a Nominating and Governance Committee that is composed entirely of independent directors;
●	The requirement that the Company have a Compensation Committee that is composed entirely of independent directors; and
●	The requirement for an annual review and reassess the adequacy of the formal written charter Compensation Committee.

As a result of these exemptions, the Company does have an annual review and reassess the adequacy of the formal written charter of the Compensation Committee and may elect to rely on other exemptions. Accordingly, a holder of its common stock will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

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

Small Business Administration Paycheck Protection Program. The CARES Act created the SBA’s Paycheck Protection Program. Under the Paycheck Protection Program, $669 billion was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions that process loan applications and service the loans. The Bank started participating in the SBA’s Paycheck Protection Program in January 2021.

The Fed has taken, and continues to take, steps to support markets and the economy. Stimulus from Washington and the federal government, in spite of political hurdles and a change in presidential administrations, has also provided meaningful support. The new Biden administration has proposed another $1.9 trillion stimulus package that is currently making its way through Congress. The market expects the Fed Funds rate to remain at the effective lower bound near zero for an extended period of time. Henceforth, the Fed appears to be willing to let inflation run above the 2% target level, even when unemployment is very low, before removing accommodation.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table summarizes Patriot’s owned and leased properties, as of December 31, 2020:

Street Address	City	County	State
Owned:
233 Post Road	Darien	Fairfield	Connecticut
1755 Black Rock Turnpike	Fairfield	Fairfield	Connecticut
100 Mason Street	Greenwich	Fairfield	Connecticut
900 Bedford Street	Stamford	Fairfield	Connecticut
999 Bedford Street	Stamford	Fairfield	Connecticut
771 Boston Post Road	Milford	New Haven	Connecticut
50 Charles Street	Westport	Fairfield	Connecticut
50 Church Street	New Haven	New Haven	Connecticut
Leased:
16 River Street	Norwalk	Fairfield	Connecticut
415 Post Road East	Westport	Fairfield	Connecticut
495 Central Park Avenue	Scarsdale	Westchester	New York
7 Old Tavern Road	Orange	New Haven	Connecticut
30 Oak Street	Stamford	Fairfield	Connecticut
300 Centerville Rd	Warwick	Kent County	Rhode Island

At December 31, 2020, five branch buildings were owned and four branch facilities were leased. Additionally, the Bank maintains certain operating and administrative service facilities and additional parking at its main branch banking office, which is subject to ten non-cancelable operating lease agreements. Patriot’s lease agreements have terms ranging from one year to fifteen years with eleven years and seven months remaining on the longest lease term. Generally, Patriot’s lease agreements contain rent escalation clauses, and renewals for one or more periods at the Bank’s option.

On May 10, 2018, the Bank completed its acquisition of Prime Bank. The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.

On February 28, 2018, the Bedford branch was closed, and its business and staff transferred to the Scarsdale branch.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock is traded on the Nasdaq Global Market under the Symbol “PNBK.”

Holders

There were approximately 277 shareholders of record of the Company’s Common Stock as of December 31, 2020. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

Dividends

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends or execute a return of capital to the Company. The Bank can make payments to the Company pursuant to a dividend policy requiring compliance with the Bank's OCC-approved capital program, in compliance with applicable law, and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the capital program, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required to make payments in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. The Company is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements. OCC regulations impose limitations upon all capital distributions by commercial institutions, like the Bank, such as dividends, returns of capital, and payments to repurchase or otherwise acquire shares. The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payments would otherwise violate regulatory requirements.

The Company did not pay any dividends in 2020 and has temporarily suspended dividend payments pending resolution of the economic uncertainties associated with the Coronavirus pandemic. For the year ended December 31, 2019 and 2018, the Company paid cash dividends of $.01 per share of common stock, or an aggregate of $155,000 and $154,000, respectively. There is no assurance that Company will pay dividends in the future.

Recent Sales of Unregistered Securities

No sales of unregistered securities were entered in 2020 and 2019.

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

	Period Ending
	2015	2016	2017	2018	2019	2020
Patriot National Bancorp ("PNBK")	100.00%	96.56%	122.68%	97.94%	87.70%	68.32%
Nasdaq Community Bank Index Total Return Index ("XABQ")	100.00%	135.02%	139.77%	114.74%	139.10%	124.31%
S&P 500 Total Return Index ("SP500TR")	100.00%	111.96%	136.40%	130.42%	171.49%	203.04%

ITEM 6. Selected Financial Data

(In thousands, except per share data)	As of and for the year ended December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and due from banks	$34,636	$39,404	$66,437	$48,729	$92,289
Investment securities	53,712	52,767	52,253	38,929	36,596
Loans, net	719,596	802,049	772,767	713,350	576,982
Total assets	880,729	979,836	951,696	852,080	756,654
Total deposits	685,656	769,535	743,281	637,439	529,324
Total borrowings	120,813	130,900	130,983	141,369	159,476
Total shareholders' equity	63,219	66,994	69,340	66,749	62,570

Operating Data:
Interest and dividend income	$37,903	$43,644	$40,375	$32,849	$25,408
Interest expense	13,750	18,218	12,378	6,956	3,008
Net interest income	24,153	25,426	27,997	25,893	22,400
Provision (credit) for loan losses	2,170	4,971	1,303	(857)	2,464
Non-interest income	1,979	2,483	1,627	1,444	1,556
Non-interest expense	28,118	26,654	24,235	21,172	18,355
(Benefit) provision for income taxes	(337)	(899)	890	2,875	1,207
Net (loss) income	$(3,819)	$(2,817)	$3,196	$4,147	$1,930

Per Share Data:
Basic (loss) income per share	$(0.97)	$(0.72)	$0.82	$1.06	$0.49
Diluted (loss) income per share	$(0.97)	$(0.72)	$0.82	$1.06	$0.49

Selected Ratios:
Return on average assets	(0.40)%	(0.29)%	0.35%	0.54%	0.30%
Return on average equity	(5.82)%	(4.05)%	4.64%	6.32%	3.08%
Average equity to average assets	6.86%	7.18%	7.63%	8.48%	9.83%

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

The fair value of the security becomes the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value. Available-for-sale debt securities were not considered to be other-than-temporarily impaired as of December 31, 2020, 2019, or 2018 because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows to be received, or indicate a loss of value on the underlying collateral, or a loss of financial stability on the part of the issuer. Management concluded that the declines in fair value of the investment portfolio as of the reporting dates is temporary and that values would recover by way of increases in market price or positive changes in market interest rates.

Deferred Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the consolidated statements of operations in the period that includes the enactment date.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. The Company regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute its business plans. Should there be a change in the ability to recover deferred tax assets, the tax provision would increase or decrease in the period in which the assessment is changed.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is to be reviewed for impairment annually and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value.

Intangible assets, other than goodwill and indefinite-lived intangible assets, are amortized to expense over their estimated useful lives in a manner consistent with that in which the related benefits are expected to be realized, and are periodically reviewed by management to assess recoverability. Impairment losses on other intangibles are recognized as a charge to expense if carrying amounts exceed fair values.

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

FINANCIAL CONDITION

Assets

The Company’s total assets decreased $99.1 million, or 10.1%, from $979.8 million at December 31, 2019 to $880.7 million at December 31, 2020. The decline in total assets represents the intentional downsizing of the Bank’s balance sheet as the current economic uncertainties associated with the COVID-19 pandemic are assessed.

Cash and cash equivalents

Cash and cash equivalents have decreased $4.8 million or 12.2%, from $39.4 million at December 31, 2019 to $34.6 million as of December 31, 2020. The decrease as of December 31, 2020 was primarily attributable to net decrease in loan portfolio through paydown of the loans and net decrease in deposits - both of which are currently invested in short term cash positions. The Company’s liquidity position is strong with liquid assets rising to 9.0% of total assets as of December 31, 2020.

Investment securities

The following table is a summary of the Company’s available-for-sale securities portfolio and other investments at the dates shown:

(In thousands)	December 31,
	2020	2019	2018
U. S. Government agency mortgage-backed securities	$16,833	$16,685	$20,473
Corporate bonds	17,290	17,313	12,974
Subordinated notes	9,005	9,204	4,564
SBA loan pools	5,567	5,115	-
Municipal bonds	567	-	-
U.S. Treasury notes	-	-	1,485
Total Available-for-Sale Securities, at fair value	49,262	48,317	39,496

Other Investments, at cost	4,450	4,450	4,963
	$53,712	$52,767	$44,459

Total investments increased $945,000 or 1.8%, from $52.8 million at December 31, 2019 to $53.7 million at December 31, 2020. This increase was primarily attributable to the purchases of $9.0 million U.S. Government agency mortgage-backed securities, $1.6 million SBA loan pools and $565,000 municipal bonds, which was offset by $9.9 million in repayments of principal on available-for-sale securities. There were no sales of available-for-sales securities during the year ended December 31, 2020.

Loans held for investment

The following table provides the composition of the Company’s loan held for investment portfolio as of December 31, for each of the years shown:

	December 31,
(In thousands)	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$282,378	38.68%	$314,414	38.71%	$274,938	35.23%
Residential Real Estate	153,851	21.07%	175,489	21.61%	157,300	20.16%
Commercial and Industrial	144,297	19.76%	173,875	21.41%	191,852	24.58%
Consumer and Other	67,635	9.26%	85,934	10.58%	94,569	12.12%
Construction	66,984	9.17%	48,388	5.96%	46,040	5.90%
Construction to permanent - CRE	15,035	2.06%	14,064	1.73%	15,677	2.01%
Loans receivable, gross	730,180	100.00%	812,164	100.00%	780,376	100.00%
Allowance for loan losses	(10,584)		(10,115)		(7,609)
Loans receivable, net	$719,596		$802,049		$772,767

The gross loans receivable decreased $82.0 million or 10.1%, from $812.2 million at December 31, 2019 to $730.2 million at December 31, 2020. The decrease in loans was primarily attributable to $116.6 million net paydown of the loans which was partially offset by internal loan originations, $32.8 million in purchases of loans receivable and $9.5 million transfer of SBA loans held for sale to loans held for investment during 2020.

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75 percent of the principal balance. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment.

SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of December 31, 2020 and 2019, SBA loans included in the commercial real estate loans were $5.7 million and $4.0 million, respectively. SBA loans included in the commercial and industrial loan were $15.9 million and $5.6 million as of December 31, 2020 and 2019, respectively.

At December 31, 2020, the net loan to deposit ratio was 105% and the net loan to total assets ratio was 82%. At December 31, 2019, these ratios were 104% and 82%, respectively.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents loans receivable, gross by portfolio segment, by contractual maturity as of December 31, 2020:

	Contractual Maturity of Loan Balance
(In thousands)	One year or less	One through Five Years	After Five Years	Total
Loan portfolio segment:
Commercial Real Estate	$44,000	$60,807	$177,571	$282,378
Residential Real Estate	3,651	4,121	146,079	153,851
Commercial and Industrial	31,440	72,543	40,314	144,297
Consumer and Other	1,065	3,640	62,930	67,635
Construction	55,795	10,997	192	66,984
Construction to permanent - CRE	-	724	14,311	15,035
Total	$135,951	$152,832	$441,397	$730,180

Fixed rate loans	$15,881	$38,385	$121,143	$175,409
Variable rate loans	120,070	114,447	320,254	554,771
Total	$135,951	$152,832	$441,397	$730,180

All variable rate loans account for 76.0% of the total loan portfolio. Approximately 39.6% of the loan portfolio is variable rate and reprices with changes in interest rates within three months of the rate change. The balance of the loan portfolio is either fixed rate or variable over a longer period of rate change (for example, adjustable-rate mortgage loans are generally fixed for 3-5 years and then reprice annually after the fixed period). These repricing characteristics are reflected in the Bank’s aggregate analysis of net interest sensitivity included in Item 7A. of this report.

As a community bank, the Bank is invested in a local economy, which may be subject to the vagaries of general economic conditions. The existing conditions have led an investment in the loan portfolio weighted to Commercial Real Estate and Commercial and Industrial, which accounts for 58.4% of total loans receivable. These loans generally are collateralized by the underlying real estate and supported by personal guarantees of the borrowers.

Allowance for loan and lease losses

The allowance for loan and lease losses increased $469,000 from $10.1 million at December 31, 2019 to $10.6 million at December 31, 2020. The increase was primarily attributable to a provision for loan losses of $2.2 million and an additional reserve related to the COVID-19 pandemic for the year ended December 31, 2020, which was partially offset by $1.8 million charge-offs.

Based upon the overall assessment and evaluation of the loan portfolio at December 31, 2020, management believes the allowance for loan and lease losses of $10.6 million, which represents 1.45% of gross loans outstanding, was adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan and lease losses:

	Year ended December 31,
(In thousands)	2020	2019	2018

Balance at beginning of the period	$10,115	$7,609	$6,297
Charge-offs:
Commercial Real Estate	(1,032)	-	-
Residential Real Estate	(24)	(118)	(2)
Commercial and Industrial	(677)	(2,418)	-
Consumer and Other	(45)	(123)	(33)
Total charge-offs	(1,778)	(2,659)	(35)
Recoveries:
Commercial Real Estate	-	2	7
Residential Real Estate	1	10	2
Commercial and Industrial	70	172	34
Consumer and Other	6	10	1
Total recoveries	77	194	44

Net (charge-offs) recoveries	(1,701)	(2,465)	9
Provision charged to earnings	2,170	4,971	1,303
Balance at end of the period	$10,584	$10,115	$7,609

Ratios:
Net (charge-offs) recoveries to average loans	(0.215)%	(0.305)%	0.001%
Allowance for loan losses to total loans	1.45%	1.25%	0.98%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment as of December 31, for each of the years shown:

	December 31,
(In thousands)	2020		2019		2018
	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans	Allowance for loan losses	% of loans
Commercial Real Estate	$4,485	42.37%	$3,789	37.45%	$1,866	24.53%
Residential Real Estate	1,379	13.03%	1,038	10.26%	1,059	13.92%
Commercial and Industrial	3,284	31.03%	4,340	42.91%	3,558	46.76%
Consumer and Other	295	2.79%	341	3.37%	641	8.42%
Construction	739	6.98%	477	4.72%	350	4.60%
Construction to permanent - CRE	162	1.53%	130	1.29%	108	1.42%
Unallocated	240	2.27%	-	0.00%	27	0.35%
Total	$10,584	100.00%	$10,115	100.00%	$7,609	100.00%

Nonperforming Assets

The following table presents non-accrual and accruing loans which were past due by over 90 days for the dates indicated:

(In thousands)	December 31,
	2020	2019	2018
Non-accruing loans:
Commercial Real Estate	$14,534	$11,961	$3,525
Residential Real Estate	3,854	3,228	2,006
Commercial and Industrial	700	2,094	4,681
Consumer and Other	917	766	174
Construction	-	-	8,800
Total non-accruing loans	20,005	18,049	19,186

Loans past due over 90 days and still accruing	16	19	1,316
Other real estate owned	1,906	2,400	2,945
Total nonperforming assets	$21,927	$20,468	$23,447

Nonperforming assets to total assets	2.49%	2.09%	2.46%
Nonperforming loans to total loans, net	2.78%	2.25%	2.65%

Non-accrual loans increased $2.0 million, from $18.0 million at December 31, 2019 to $20.0 million at December 31, 2020. The $20.0 million of non-accrual loans at December 31, 2020 was comprised of 21 borrowers, for which a specific reserve of $1.4 million was established. Six TDR loans of total $11.5 million were included in the non-accrual loans. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Bank evaluated the impaired loans individually and determined that a specific reserve of $1.4 million was established as of December 31, 2020.

As of December 31, 2019, the $18.0 million of non-accrual loans was comprised of 27 borrowers, for which a specific reserve of $1.5 million has been established. Two TDR loans of total $9.3 million were included in the non-accrual loans as of December 31, 2019.

Loans held for sale

Loans held for sale are made up of SBA loans which totaled $1.2 million and $15.3 million at December 31, 2020 and 2019, respectively.

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

Patriot sells the guaranteed portion of SBA loans for liquidity purposes and to generate non-interest income. Loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. Loans held for sale at December 31, 2020, consisted entirely of $1.2 million SBA commercial and industrial loans. SBA loans held for sale at December 31, 2019, consisted of $10.2 million SBA commercial and industrial loans and $5.1 million SBA commercial real estate, respectively. The decrease in SBA loans held for sale was primarily due to $9.5 million transfer of SBA loans held for sale to held for investment, and sale of SBA loans in 2020. The Company sold $6.6 million SBA loans during the year ended December 31, 2020, compared to $12.0 million for the year ended December 31, 2019.

In September 2020, one commercial and industry loan of $5.0 million was reclassified from loans held for investment to loans held for sale. The loan was sold in October 2020 which resulted in proceeds of $5.0 million.

Premises and equipment

As of December 31, 2020 and 2019, Patriot recorded premises and equipment, net of $33.4 million and $34.6 million, respectively. The decrease was primarily due to normal depreciation of the active premises and equipment during the year ended December 31, 2020.

Management continuously reviews its branch locations and corporate offices to improve penetration in targeted markets and increase operating efficiencies.

Other Real Estate Owned (“OREO”)

As of December 31, 2020 and 2019, Patriot recorded OREO of $1.9 million and $2.4 million on the consolidated balance sheet, respectively. The 2020 OREO balance consisted of foreclosed residential properties from one loan receivable that is currently being marketed for sale as two properties. In 2020, Patriot sold one OREO of $446,000 and recognized a loss of $21,000. There was a write-down of $48,000 for the remaining OREO as of December 31, 2020, which is included in the non-interest expense on the consolidated statements of operations. In 2019, Patriot sold one OREO of $991,000 acquired from Prime Bank merger in May 2018 and recognized a loss of $94,000.

Goodwill

The Company completed its acquisition of Prime Bank in May 2018, and recorded $1.7 million of goodwill at December 31, 2018. The goodwill was adjusted to $1.1 million as a result of reducing by $621,000 the estimated amount to be paid pursuant to certain problem loans pending resolution as of May 10, 2019. As of December 31, 2020, Patriot reported an expense of $556,000 in the fourth quarter of 2020 based on an arbitrator letter that finalized a dispute relating to the determination of the final purchase price. The adjustment was recoded to the consolidated statements of operations for the year ended December 31, 2020. The Company performed its annual review of the goodwill as of December 31, 2020 and determined that there was no impairment of the goodwill.

Core deposit intangible (“CDI”)

Core deposit intangible (“CDI”) was recorded as part of the Prime Bank business combination in May 2018. The CDI is amortized over a 10-year period using the straight-line method. CDI decreased $280,000 from $623,000 at December 31, 2019 to $343,000 at December 31, 2020. The Company performed a review of the CDI as of October 31, 2020 and determined that there was an impairment charge of $206,000 of the CDI due to the decline in the interest rates in 2020. The amortization of the CDI was $74,000 and $75,000 for the year ended December 31, 2020 and 2019, respectively.

Deferred Taxes

As of December 31, 2020, Patriot had available approximately $21.8 million of Federal net operating loss carryforwards (“NOL”) that are offset by $15.5 million in Internal Revenue Code §382 limitations. Of the NOL of $21.8 million, approximately $20.2 million will expire between 2030 and 2033 and $1.56 million does not expire. For the year ended December 31, 2020 and 2019, the Bank recorded an uncertain tax position (“UTP”) of $0 and $1.1 million related to the utilization of certain federal net operating losses, respectively.

Additionally, Patriot has approximately $55.8 million of NOLs available for Connecticut tax purposes at December 31, 2020, which may be used to offset up to 50% of taxable income in any year. The NOLs expire between 2030 and 2039.

As of December 31, 2020, Patriot had a $11.5 million deferred tax asset, comprised of multiple temporary differences, in addition to the previously aforementioned NOLs. The assessment of the potential realizability of the deferred tax assets is based on observation of the condition and future of the Bank, including:

●	Cumulative pre-tax profit over the last three years, exclusive of an isolated fraud-related loss in 2019;
●	Forecasted taxable income for 2021 and future periods;
●

Historical average pre-tax income over the last four years adjusted for the fraud loss and other non-recurring expenses relating to merger and acquisition activity, and a reduced cost of funds now reflected in its most recent quarterly results;

●	Improvements in operations and cost management; and
●	Net operating loss carry-forwards that do not begin to expire until 2030.

After weighing both positive and negative evidence, Patriot recorded a valuation allowance of $1.9 million. Patriot will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that a portion of the deferred tax assets will not be realized, an additional valuation allowance will be established. As deferred tax assets associated with NOL carryforwards are already a direct reduction to Tier 1 Capital, the valuation allowance at December 31, 2020 had no impact on the Bank's regulatory capital position.

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, and modifications to the net interest deduction limitations. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company’s income taxes or related disclosures.

Derivatives

As of December 31, 2020, Patriot had entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized $30,000 gain on the swaps for the year ended December 31, 2019. No gain on the swaps was recognized for the year ended December 31, 2020 and 2018.

Further discussion of the final derivatives is set forth in Note 11 to the consolidated financial statements.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	December 31,
	2020	2019	2018

Non-interest bearing	$158,676	$88,135	$84,471
Interest bearing:
NOW	30,529	26,864	26,100
Savings	98,635	64,020	81,912
Money market	146,389	99,115	85,197
Certificates of deposit, less than $250,000	160,968	193,942	203,683
Certificates of deposit, $250,000 or greater	49,172	67,550	78,318
Brokered deposits	41,287	229,909	183,600
Total Interest bearing	526,980	681,400	658,810

Total Deposits	$685,656	$769,535	$743,281

Total deposits decreased by $83.8 million or 10.9%, from $769.5 million at December 31, 2019 to $685.7 million at December 31, 2020, resulting from a reduction of $188.6 million in higher cost brokered deposits and $51.4 million of certificates of deposits, as those balances were allowed to roll off in connection with the planned decline in outstanding loan balances. These declines were was partially offset by an increase in money market deposits impacted by the roll-out of the Company’s national on-line money market account which added $26.2 million to the money market balance, and a $59.3 million increase in non-interest bearing deposits related to the prepaid debit card business through December 31, 2020.

Borrowings

As of December 31, 2020 and 2019, total borrowings were $120.8 million and $130.9 million, respectively. Borrowings consist of Federal Home Loan Bank (“FHLB”) advances, senior notes, junior subordinated debentures, and a note payable to the seller from whom the Fairfield branch building was purchased in 2015.

Shareholders’ Equity

Equity decreased $3.8 million from $67.0 million at December 31, 2019 to $63.2 million at December 31, 2020. The decrease was primarily due to $3.8 million of net loss for the year ended December 31, 2020 and $115,000 investment portfolio unrealized loss, which was partially offset by $159,000 of equity compensation for the year ended December 31, 2020.

Average Balances

The following table presents daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for each of the years in the three-year period ended December 31, 2020.

(In thousands)	Year ended December 31,
	2020			2019			2018
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$791,626	$35,835	4.51	$807,162	$40,568	5.03	$748,260	$37,546	5.02
Investments	59,668	1,859	3.12	56,897	2,120	3.73	45,514	1,796	3.95
Cash equivalents and other	49,071	209	0.42	45,276	956	2.11	55,858	1,033	1.84

Total interest earning assets	900,365	37,903	4.20	909,335	43,644	4.80	849,632	40,375	4.75

Cash and due from banks	2,357			5,024			5,330
Allowance for loan losses	(10,896)			(8,087)			(6,507)
OREO	2,259			2,551			748
Other assets	62,086			59,318			54,017

Total Assets	$956,171			$968,141			$903,220

Liabilities
Interest bearing liabilities:
Deposits	$641,981	$9,154	1.42	$682,826	$13,985	2.05	$616,081	$9,024	1.46
Borrowings	92,469	2,671	2.88	94,084	2,175	2.31	108,108	1,634	1.51
Senior notes	11,888	915	7.70	11,814	915	7.75	11,739	915	7.79
Subordinated debt	17,872	991	5.53	17,834	1,118	6.27	13,060	767	5.87
Note Payable and other	1,086	19	1.74	1,364	25	1.83	2,037	38	1.87

Total interest bearing liabilities	765,296	13,750	1.79	807,922	18,218	2.25	751,025	12,378	1.65

Demand deposits	116,519			81,754			78,765
Other liabilities	8,760			8,965			4,545

Total Liabilities	890,575			898,641			834,335

Shareholders' equity	65,596			69,500			68,885

Total Liabilities and Shareholders' Equity	$956,171			$968,141			$903,220

Net interest income		$24,153			$25,426			$27,997

Interest margin			2.68			2.80			3.29
Interest spread			2.41			2.55			3.10

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the years ended December 31, 2020 to 2019 and December 31, 2019 to 2018.

	Year Ended December 31,
	2020 compared to 2019				2019 compared to 2018
(In thousands)	Increase/(Decrease)				Increase/(Decrease)
	Daily Average Balance	Volume	Rate	Total	Daily Average Balance	Volume	Rate	Total
Interest Earning Assets:
Loans	$(15,536)	$(744)	$(3,989)	$(4,733)	$58,902	$2,894	$128	$3,022
Investments	2,771	97	(358)	(261)	11,383	412	(88)	324
Cash equivalents and other	3,795	82	(829)	(747)	(10,582)	(199)	122	(77)
Total interest earning assets	(8,970)	(565)	(5,176)	(5,741)	59,703	3,107	162	3,269

Interest bearing liabilities:
Deposit	(40,845)	(1,366)	(3,465)	(4,831)	66,745	1,609	3,352	4,961
Borrowings	(1,615)	(35)	531	496	(14,024)	(212)	753	541
Senior notes	74	-	-	-	75	-	-	-
Subordinated debt	38	-	(127)	(127)	4,774	280	71	351
Note payable and other	(278)	(6)	-	(6)	(673)	(13)	-	(13)

Total interest bearing liabilities	(42,626)	(1,407)	(3,061)	(4,468)	56,897	1,664	4,176	5,840
Net interest income	$33,656	$842	$(2,115)	$(1,273)	$2,806	$1,443	$(4,014)	$(2,571)

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 is presented below. Discussions of fiscal 2019 items and year-to-year comparisons between fiscal 2019 and fiscal 2018 that are not included in this Form 10-K can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on April 29, 2020.

Comparison of Results of Operations for the years 2020 and 2019

For the year ended December 31, 2020, the Company recorded a net loss of $3.8 million ($0.97 basic and diluted loss per share) compared to a net loss of $2.8 million ($0.72 basic and diluted earnings per share) for the year ended December 31, 2019.

Loss before tax benefit was $4.2 million for the year ended December 31, 2020, compared to income before income tax expense of $3.7 million for the year ended December 31, 2019. Significant variances include:

•	Interest and dividend income decreased $5.7 million;
•	Interest expense decreased $4.4 million;
•	Net interest income decreased $1.2 million;
•	Provision for loan losses decreased $2.8 million; and
•	Non-interest expense increased $1.4 million.

Net interest income

Net interest income is the difference between interest income on interest earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

For the year ended December 31, 2020, interest income decreased to $37.9 million, as compared to $43.6 million for the year ended December 31, 2019, which was primarily attributable to a decrease of $15.5 million in average loan balances, along with a decline in rates earned on loans reflecting the sharp drop in interest rates early in 2020.

Total interest expense decreased to $13.8 million, as compared to $18.2 million for the year ended December 31, 2019, primarily due to a decrease of $4.8 million in deposit interest expense, which was partially offset by an increase of $496,000 in interest on FHLB borrowings. The decline in deposit interest expense reflects a change in the composition of deposits as higher cost brokered deposits were allowed to mature without replacement to match the overall decline in average earning assets. In addition, retail deposit rates declined as market rates declined nationally as well as in Patriot’s local retail deposit market. Finally, the addition of the prepaid deposit business (adding $59.3 million of deposits at the end of 2020) contributed to the overall drop in deposit interest expense.

Net interest income for the years ended December 31, 2020 and 2019 was $24.2 million and $25.4 million, respectively. Net interest margin for the year ended December 31, 2020 and 2019 were 2.7% and 2.8%, respectively.

The overall decline in net interest income was primarily due to the decline in business activity reflected in a $15.5 million decline in the average loan balance during 2020 connected to the COVID-19 pandemic. Further, asset yields were impacted by the sharp decline in interest rates at the beginning of the second quarter while retail and brokered deposit rates declined at a slower pace. Compared to the prior year, net interest income was also negatively impacted by an increase in the rate paid on FHLB borrowings associated with the conversion of certain borrowings from a low variable teaser rate to higher fixed rate.

Provision for loan losses

For the year ended December 31, 2020, provision for loan losses was $2.2 million, as compared with $5.0 million in 2019. The provision for loan losses in 2020 was primarily due to a $900,000 loan charge-off on a single borrower and additional reserves attributable to the COVID-19 pandemic. For the year ended December 31, 2019, the provision for loan losses was primarily attributable to a $2.3 million commercial loan charge-off and a reserve for loan losses of $1.5 million for one commercial real estate loan in 2019.

Non-interest income

For the year ended December 31, 2020, non-interest income decreased to $2.0 million, as compared to $2.5 million in 2019. The decrease was primarily attributable to a reduction of $325,000 in net realized gains on the sale of SBA loans associated with delays in executing the sale of those loans associated with the COVID-19 pandemic.

Non-interest expense

For the year ended December 31, 2020, non-interest expense increased to $28.1 million, as compared to $26.7 million for 2019. The increase in non-interest expenses was primarily driven by an increase of $642,000 in salaries and benefits reflecting the build-up of staffing in the SBA business since the second half of 2019, an increase in project expense of $353,000, and an increase of $244,000 in regulatory assessments.

LIQUIDITY

The Company’s balance sheet liquidity to total assets ratio was 9.0% at December 31, 2020 compared to 10.0% at December 31, 2019. Liquidity including readily available off-balance sheet funding sources was 21.7% at December 31, 2020 compared to 17.3% at December 31, 2019.

The following categories of assets are considered balance sheet liquidity: cash and due from banks, federal funds sold (if any), short-term investments (if any), unpledged available-for-sale securities, and loans held for sale. In addition, off-balance sheet funding sources include collateral based borrowing available from the FHLB, and correspondent bank borrowing lines.

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

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). At December 31, 2020, the outstanding advances from the FHLB-B aggregated $90.0 million. The additional borrowing capacity available from FHLB-B is $80.4 million, which is comprised of $78.4 million of advances and a $2.0 million overnight line of credit. Additionally, the Bank retains a collateralized borrowing line with the Federal Reserve Bank which totaled $26.3 million at December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank’s off-balance sheet commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2020 and 2019, the Bank’s off-balance sheet commitments were $122.4 million and $145.1 million, respectively.

REGULATORY CAPITAL REQUIREMENTS

The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at December 31, 2020 and 2019:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	$87,428	11.132	$90,083	10.510	$97,614	12.503	$100,953	11.826
Tier 1 Capital (to risk weighted assets)	67,602	8.608	69,957	8.161	87,845	11.251	90,827	10.640
Common Equity Tier 1 Capital (to risk weighted assets)	59,602	7.589	61,957	7.228	87,845	11.251	90,827	10.640
Tier 1 Leverage Capital (to average assets)	67,602	7.539	69,957	7.148	87,845	9.795	90,827	9.279

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

The capital buffer requirement effectively raises the Bank’s minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. As of December 31, 2020, Patriot satisfies all capital adequacy requirements on a fully phased-in basis.

On January 22, 2019, based on its supervisory profile, the Bank was notified by the OCC that it established individual minimum capital ratios for the Bank. Specifically, the Bank is required to maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital to risk-weighted assets of 11.0%.

At December 31, 2020, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $87.8 million, or 9.8% of adjusted total assets, which is above the well-capitalized required level of 9.0%; total risk-based capital of $97.6 million, or 12.5% of risk-weighted assets, which is above the well-capitalized required level of 11.0% of risk-weighted assets; At December 31, 2019, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of 9.3% of adjusted total assets of $90.8 million, which is above the well-capitalized required level of 9.0%; and total risk-based capital of $101.0 million, or 11.8% of risk-weighted assets, which is above the well-capitalized required level of 11.0% of risk weighted assets. Accordingly, the Bank was categorized as well capitalized at December 31, 2020 and 2019. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of December 31, 2020			As of December 31, 2019
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$111,300	2,524	2.3	$115,401	$(4,473)	(3.7)
+100	110,657	1,881	1.7	119,249	(625)	(0.5)
BASE	108,776	-	-	119,874	-	-
-100	112,229	3,453	3.2	119,167	(707)	(0.6)
-200	129,821	21,045	19.3	117,418	(2,456)	(2.0)

(In thousands)	Net Interest Income - Performance Summary
	Year ended December 31, 2020			Year ended December 31, 2019
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$28,959	$1,926	7.1	$30,354	$2,160	7.7
+100	27,946	913	3.4	29,385	1,191	4.2
BASE	27,033	-	-	28,194	-	-
-100	27,162	129	0.5	27,173	(1,021)	(3.6)
-200	27,215	182	0.7	26,280	(1,914)	(6.8)

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

ITEM 8. Financial Statements and Supplementary Data

The Financial Statements required by this item are presented in the order shown below:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets as of December 31, 2020 and 2019
-	Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2020
-	Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three-year period ended December 31, 2020
-	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2020
-	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2020
-	Consolidated Supplemental Statements of Non-Cash Activity for each of the years in the three-year period ended December 31, 2020
-	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Patriot National Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Qualitative Adjustments to the Allowance for Loan and Lease Losses

As described in Notes 1 and 4 of the consolidated financial statements, the Company’s allowance for loan and lease losses (allowance) totaled $10.6 million as of December 31, 2020. The recorded allowance was established based on an allowance of $9.2 million related to loans collectively evaluated for impairment and on an allowance of $1.4 million relating to loans individually evaluated for impairment as of December 31, 2020.

For loans that are collectively evaluated for impairment, the Company segregates loans into pools based on homogeneous risk characteristics. The non-specific allowance is established through historical loss experience of the loan pools over their respective loss emergence periods adjusted for qualitative factors. The qualitative factors are additional reserves applied to the segmented loan pools to reflect the inherent risk of loss that exists in the portfolio as of the balance sheet date. The Company has determined qualitative factors to include: 1) changes in lending policies and procedures; 2) changes in international, national, regional, and local economic and business conditions and developments; 3) changes in the nature and volume of the portfolio and in the terms of loans; 4) changes in the experience, ability, and depth of lending management and staff; 5) changes in the volume and loss severity of past due loans, the volume of non-accrual loans, and the volume and loss severity of adversely classified or graded loans; 6) changes in the quality of the Company’s loan review system; 7) changes in the value of underlying collateral for collateral-dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; 9) the effect of other external factors; and 10) an additional factor allocated to special mention and substandard rated loans. In addition and as a response to the COVID-19 pandemic, the Company also applied a qualitative factor related to this event, which is designed to absorb probable incurred loan losses that are negatively affected by the COVID-19 pandemic. Evaluation of the allowance, in particular the qualitative factor adjustments, requires considerable judgment, in order to adequately estimate and provide for the risk of loss inherent in the loan portfolio segments.

We identified the qualitative factors adjustments applied to the non-specific allowance as a critical audit matter due to the high degree of auditor judgment in order to evaluate the subjective assumptions made by management within the calculation.

Our audit procedures related to the qualitative factor adjustments applied to the non-specific allowance included the following:

-	We tested the completeness and accuracy of data used by management in determining the qualitative factor adjustments by agreeing them to their appropriate internal or external sources.

-

We evaluated the reasonableness of the directional consistency of changes in qualitative factor adjustments as well as the overall magnitude of management’s qualitative factor adjustments applied to each pool based on the data used by management.

Goodwill Impairment Assessment

As described in Notes 1 and 8 of the consolidated financial statements, the Company’s goodwill balance totaled $1.1 million as of December 31, 2020. The Company performs a goodwill impairment test annually as of October 31, or whenever certain triggering events occur or there are circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount are identified. Management estimates the fair value of the reporting unit by considering multiple valuation techniques, which include subjective assumptions about the future cash flows of the Company, assumptions within the capitalization rate, valuation multiples, and market data used.

We identified the impairment assessment of goodwill as a critical audit matter due to the high degree of auditor judgement and subjectivity in order to evaluate the fair value of the reporting unit due to the judgements made by management in the estimation of the Company’s reporting unit fair value, including those related to future cash flows, the capitalization rate, the valuation multiples used, and the market data incorporated into the estimate. In addition, the increased audit effort involved the use of internal professionals with specialized skill and knowledge in the field of business valuation.

Our audit procedures related to goodwill impairment assessment included the following for the impairment test performed for the year:

-	We evaluated management’s process for developing the fair value estimates of the reporting unit including an assessment of the appropriateness of the valuation techniques used.

-

We evaluated management’s cash flow projections and significant assumptions incorporated into the business plan by considering the current and past performance by the Company, the Company’s ability to meet financial projections, and the consistency of these assumptions with evidence obtained in other areas of the audit.

-	We used the assistance of internal professionals with specialized skill and knowledge to assist in the evaluation of significant assumptions used in the valuation methodology. This included:

o	Testing the fair value of the reporting unit through testing of the completeness and accuracy of the data used by management to develop the estimate.
o	Evaluating the reasonableness of the cash flow projections calculations used to develop the estimate.
o

Evaluating the capitalization rate, the valuation multiples used, and the market data incorporated into the estimate by assessing the reasonableness, comparability and appropriateness of the market-based information used by agreeing the components to independent source data.

Realizability of the Deferred Tax Assets

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company has recorded $11.3 million in deferred tax assets, net of a $1.9 million state net operating loss valuation allowance, as of December 31, 2020. Management applied significant judgment in assessing the positive and negative evidence available in the determination of the amount of deferred tax assets that were more-likely-than-not to be realized in the future. In evaluating the need, or continued need, for a valuation allowance, management considers the weighting of the positive and negative evidence, which included, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, forecasts of future profitability, the duration of statutory carryforward periods, as well as the Company’s intent and ability to implement tax strategies.

We identified the realizability of deferred tax assets as a critical audit matter because of the significant assumptions and judgments use by management in determining the amount of deferred tax assets that were more-likely-than-not to be realized in the future, which in turn led to a high degree of auditor judgment and subjectivity in applying procedures relating to assessing the positive and negative evidence considered by management.  Additionally, there was significant audit effort necessary in evaluating the weighting of the positive and negative evidence, including the use of internal professionals with specialized skill and knowledge in the field of income tax accounting.

Our audit procedures related to the realizability of the Company’s deferred tax assets included the following, among others:

-

We obtained an understanding and evaluated management’s process over the assessment of the realizability of deferred tax assets, including how it incorporates positive and negative evidence into its evaluation.

-

We evaluated the positive and negative evidence in assessing whether the deferred tax assets are more-likely-than-not to be realized in the future, including evaluating the trends of both the historical financial results and the projected sources of taxable income, as well as other qualitative factors.

-

We evaluated management’s cash flow projections and significant assumptions incorporated into the business plan by considering the current and past performance by the Company, the Company’s ability to meet financial projections, and the consistency of these assumptions with evidence obtained in other areas of the audit.

-	With the assistance of our internal tax professionals, we evaluated the Company’s application of income tax accounting guidance and regulations used in its realizability analysis.

-

We evaluated the Company’s consideration of cumulative pre-tax losses and the net deferred tax position in assessing whether deferred tax assets were more-than-not to be realized in the future, which included:

o	Testing the completeness and accuracy of the data used by management in their analyses.
o	Evaluating the reasonableness of management’s evaluation of whether tax planning strategies were prudent and feasible.
o	Evaluating management’s intent and ability to implement tax strategies in order to realize state net operating losses before expiration.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

New Haven, Connecticut

March 30, 2021

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2020	2019

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$3,006	$2,693
Interest bearing deposits	31,630	36,711
Total cash and cash equivalents	34,636	39,404
Investment securities:
Available-for-sale securities, at fair value	49,262	48,317
Other investments, at cost	4,450	4,450
Total investment securities	53,712	52,767

Federal Reserve Bank stock, at cost	2,783	2,897
Federal Home Loan Bank stock, at cost	4,503	4,477
Loans receivable (net of allowance for loan losses: 2020: $10,584 and 2019: $10,115)	719,596	802,049
Loans held for sale	1,217	15,282
Accrued interest and dividends receivable	6,620	3,603
Premises and equipment, net	33,423	34,568
Other real estate owned	1,906	2,400
Deferred tax asset, net	11,496	11,133
Goodwill	1,107	1,107
Core deposit intangible, net	343	623
Other assets	9,387	9,526
Total assets	$880,729	$979,836

Liabilities
Deposits:
Noninterest bearing deposits	$158,676	$88,135
Interest bearing deposits	526,980	681,400
Total deposits	685,656	769,535

Federal Home Loan Bank and correspondent bank borrowings	90,000	100,000
Senior notes, net	11,927	11,853
Subordinated debt, net	9,782	9,752
Junior subordinated debt owed to unconsolidated trust, net	8,110	8,102
Note payable	994	1,193
Advances from borrowers for taxes and insurance	3,786	3,681
Accrued expenses and other liabilities	7,255	8,726
Total liabilities	817,510	912,842

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; As of December 31, 2020: 4,017,313 shares issued; 3,943,572 shares outstanding; As of December 31, 2019: 4,004,410 shares issued; 3,930,669 shares outstanding	106,329	106,170
Accumulated deficit	(42,592)	(38,773)
Accumulated other comprehensive loss	(518)	(403)
Total shareholders' equity	63,219	66,994
Total liabilities and shareholders' equity	$880,729	$979,836

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018

Interest and Dividend Income
Interest and fees on loans	$35,835	$40,568	$37,546
Interest on investment securities	1,460	1,667	1,306
Dividends on investment securities	399	453	490
Other interest income	209	956	1,033
Total interest and dividend income	37,903	43,644	40,375

Interest Expense
Interest on deposits	9,154	13,985	9,024
Interest on Federal Home Loan Bank borrowings	2,671	2,175	1,634
Interest on senior debt	915	915	915
Interest on subordinated debt	991	1,118	767
Interest on note payable and other	19	25	38
Total interest expense	13,750	18,218	12,378

Net interest income	24,153	25,426	27,997

Provision for Loan Losses	2,170	4,971	1,303

Net interest income after provision for loan losses	21,983	20,455	26,694

Non-interest Income
Loan application, inspection and processing fees	223	113	51
Deposit fees and service charges	321	492	524
Gains on sales of loans	566	891	162
Rental income	523	589	413
Other income	346	398	477
Total non-interest income	1,979	2,483	1,627

Non-interest Expense
Salaries and benefits	14,323	13,681	11,741
Occupancy and equipment expense	3,513	3,521	3,159
Data processing expense	1,571	1,463	1,313
Professional and other outside services	2,828	3,010	2,177
Project expenses, net	818	465	2,098
Advertising and promotional expense	454	380	258
Loan administration and processing expense	174	155	93
Regulatory assessments	1,477	1,233	1,142
Insurance expense, net	285	136	90
Communications, stationary and supplies	476	518	503
Other operating expense	2,199	2,092	1,661
Total non-interest expense	28,118	26,654	24,235

(Loss) income before income taxes	(4,156)	(3,716)	4,086

(Benefit) provision for income taxes	(337)	(899)	890

Net (loss) income	$(3,819)	$(2,817)	$3,196

Basic (loss) earnings per share	$(0.97)	$(0.72)	$0.82
Diluted (loss) earnings per share	$(0.97)	$(0.72)	$0.82

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)	Year Ended December 31,
	2020	2019	2018

Net (loss) income	$(3,819)	$(2,817)	$3,196
Other comprehensive (loss) income
Unrealized holding (loss) gain on securities	(155)	571	(860)
Income tax effect	40	(148)	189
Total other comprehensive (loss) income	(115)	423	(671)
Comprehensive (loss) income	$(3,934)	$(2,394)	$2,525

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2018	3,899,675	$105,736	$(38,832)	$(155)	$66,749
Comprehensive income:
Net income	-	-	3,196	-	3,196
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(671)	(671)
Total comprehensive income	-		3,196	(671)	2,525
Common stock dividends	-	-	(154)	-	(154)
Share-based compensation expense	-	220	-	-	220
Vesting of restricted stock	10,999	-	-	-	-
Balance at December 31, 2018	3,910,674	$105,956	$(35,790)	$(826)	$69,340
Comprehensive income:
Net loss	-	-	(2,817)	-	(2,817)
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	423	423
Total comprehensive income	-	-	(2,817)	423	(2,394)
Common stock dividends	-	-	(155)	-	(155)
Share-based compensation expense	-	214	-	-	214
Transition adjustment related to adoption of ASC 842, net of tax	-	-	(11)	-	(11)
Vesting of restricted stock	19,995	-	-	-	-
Balance at December 31, 2019	3,930,669	$106,170	$(38,773)	$(403)	$66,994
Comprehensive income:
Net loss	-	-	(3,819)	-	(3,819)
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	(115)	(115)
Total comprehensive income	-	-	(3,819)	(115)	(3,934)
Share-based compensation expense	-	159	-	-	159
Vesting of restricted stock	12,903	-	-	-	-
Balance at December 31, 2020	3,943,572	$106,329	$(42,592)	$(518)	$63,219

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(3,819)	$(2,817)	$3,196
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization (accretion) of investment premiums (discounts), net	269	7	15
Amortization and accretion of purchase loan premiums and discounts	816	997	523
Amortization of debt issuance costs	112	112	97
Amortization of core deposit intangible	74	75	50
Amortization of servicing assets of sold SBA loans	22	16	-
Impairment of intangible assets	206	-	-
Purchase price adjustment expense related to acquisition activity	556	-	-
Provision for loan losses	2,170	4,971	1,303
Depreciation and amortization	1,505	1,600	1,486
Share-based compensation	159	214	220
Increase in deferred income taxes	(323)	(1,136)	(265)
Originations of SBA loans held for sale	(2,049)	(26,947)	(2,254)
Proceeds from sale of SBA loans held for sale	12,160	12,556	2,096
Gains on sale of SBA loans held for sale, net	(566)	(891)	(155)
Net loss on sale and write-down of other real estate owned	69	94	-
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(3,017)	163	(270)
Increase in other assets	(331)	(1,180)	(981)
(Decrease) increase in accrued expenses and other liabilities	(1,732)	251	211
Net cash provided by (used in) operating activities	6,281	(11,915)	5,272

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	-	6,500	37,032
Principal repayments on available-for-sale securities	9,879	3,893	2,267
Purchases of available-for-sale securities	(11,248)	(18,072)	(18,562)
Purchases of other investments	-	-	(513)
Proceeds from maturity of other investments	-	513	512
Redemption (purchases) of Federal Reserve Bank stock	114	(31)	(364)
(Purchases) redemptions of Federal Home Loan Bank stock	(26)	451	961
Decrease in originated loans receivable, net	116,635	18,728	5,572
Purchases of loans receivable	(32,785)	(54,604)	(47,074)
Purchases of premises and equipment	(70)	(552)	(1,142)
Proceeds from sale of other real estate owned	425	897	-
Refund of (payment for) escrow deposit related to acquisition activity	-	500	(500)
Net cash used in business combination	-	-	(5,071)
Net cash provided by (used in) investing activities	82,924	(41,777)	(26,882)

Cash Flows from Financing Activities:
(Decrease) increase in deposits, net	(133,877)	26,254	59,658
Purchases of deposits	49,998	-	-
Repayments of FHLB borrowings	(10,000)	-	(29,800)
Proceeds from issuance of subordinated note, net	-	-	9,709
Principal repayments of note payable	(199)	(195)	(192)
Decrease in advances from borrowers for taxes and insurance	105	755	97
Dividends paid on common stock	-	(155)	(154)
Net cash (used in) provided by financing activities	(93,973)	26,659	39,318

Net (decrease) increase in cash and cash equivalents	(4,768)	(27,033)	17,708

Cash and cash equivalents at beginning of period	39,404	66,437	48,729

Cash and cash equivalents at end of period	$34,636	$39,404	$66,437

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)	Year Ended December 31,
	2020	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15,037	$17,740	$11,246
Cash (refund) paid for income taxes, net	$(659)	$22	$1,243

Non-cash transactions:
Purchase of premises and equipment	$290	$181	$415
Increase in accrued expense and other liabilities	$(290)	$(181)	$(415)

Purchases of available-for-sale securities	$-	$578	$-
Increase in accrued expense and other liabilities	$-	$(578)	$-

Transfers of loans receivable to other real estate owned	$-	$446	$1,954

Transfers of SBA loans held for sale to loans receivable	$9,542	$-	$-

Transfers of loans receivable to loans held for sale	$5,022	$-	$-

Operating lease right-of-use assets	$40	$3,160	$-
Operating lease liabilities	$(40)	$(3,364)	$-

Accrued rent payable - adoption ASC 842	$22	$93	$-

Capitalized servicing assets	$137	$180	$-

Increase in interest rate swaps assets	$493	$-	$-
Increase in interest rate swaps liabilities	$(493)	$-	$-

Business Combination Non-Cash Disclosures:
Assets acquired in business combination (net of cash received)	$-	$-	$60,173
Liabilities acquired in business combination	$-	$-	$(56,123)
Contingent liability assumed in business combination	$-	$621	$(707)
Decrease in escrow deposit related to acquisition activity	$(657)	$-	$-
Decrease in liabilities related to acquisition activity	$15	$-	$-
Decrease in contingent consideration related to acquisition activity	$86	$-	$-

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

COVID-19 Impact:

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The Fed has taken, and continues to take, steps to support markets and the economy. Stimulus from Washington and the federal government, in spite of political hurdles and a change in presidential administrations, has also provided meaningful support. The new Biden administration has proposed another $1.9 trillion stimulus package that is currently making its way through Congress. The market expects the Fed Funds rate to remain at the effective lower bound near zero for an extended period of time. Henceforth, the Fed appears to be willing to let inflation run above the 2% target level, even when unemployment is very low, before removing accommodation.

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

Summary of Significant Accounting Policies:

Principles of consolidation and basis of financial statement presentation

The consolidated financial statements include the accounts of Patriot, and the Bank's wholly owned subsidiaries, PinPat Acquisition Corporation and have been prepared in conformity with US GAAP. All significant intercompany balances and transactions have been eliminated.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Included in the Bank’s investment portfolio are shares in the FHLB-B and FRB of $7.3 million and $7.4 million as of December 31, 2020 and 2019, respectively. Management has evaluated its investment in the capital stock of the FHLB-B and FRB for impairment, based on the aforementioned criteria, and has determined that as of December 31, 2020 and 2019 there is no impairment of its investment in either the FHLB-B or FRB.

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

Securities transactions are recorded on the trade date. Realized gains and losses on the sale of securities are determined using the specific identification method, recorded on the trade date, and reported in non-interest income for the period.

At December 31, 2020 and 2019, the Bank’s investment portfolio includes a $4.5 million investment in the Solomon Hess SBA Loan Fund (“SBA Fund”). The Bank uses this investment to satisfy its Community Reinvestment Act lending requirements. At December 31, 2020 and 2019, the investment in the SBA Fund is reported in the consolidated balance sheets at cost, which management believes approximates fair value.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

Qualitative adjustments are aggregated into the eleven categories described in the Interagency Policy Statement (“Interagency Statement”) issued by the bank regulators. Within the statement, the following qualitative factors are considered:

●	Changes in lending policies and procedures, including underwriting standards, collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
●

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments;

●	Changes in the nature and volume of the loan portfolio and terms of loans;
●	Changes in the experience, ability and depth of lending management and staff;
●	Changes in the volume and loss severity of past due loans, the volume of non-accrual loans, and the volume and loss severity of adversely classified or graded loans;
●	Changes in the quality of the loan review system;
●	Changes in the value of the underlying collateral for collateral-dependent loans;
●	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
●	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our current loan portfolio;
●	An additional risk factor for special mention loans and substandard loans, which is designed to approximate the additional risk of these assets and is based on industry data; and
●

An additional risk factor related to COVID-19 pandemic, which is designed to absorb probable incurred loan losses that are negatively affected by the COVID-19 pandemic. This factor is derived from an analysis of total loans currently deferred under the COVID-19 deferral policies and their related collateral position.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The allowance for loan and lease losses consists primarily of the following three components:

(1)

Allowances are established for impaired loans (generally defined by Patriot as non-accrual loans and troubled debt restructured loans). The amount of impairment provided as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the loan’s original effective interest rate or the underlying collateral value, less estimated costs to sell, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no discounted cash flow or collateral deficiency, if applicable, are not considered for general valuation allowances described below.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

In 2020, the Company changed its methodology to estimate its allowance for loan losses. Management has added a qualitative risk factor adjustment related to COVID-19 pandemic to absorb probable incurred loan losses that are inherent in the pooled loans portfolio.

The change in methodology resulted in better alignment of the credit characteristics of the various risk grades and loan types with the calculated allowance. The provision of $2.2 million in 2020 incorporated these changes.

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

While Patriot uses the best information available to evaluate the ALLL, future adjustments to the ALLL may be necessary if conditions differ or substantially change from the information used in making the evaluation. In addition, as an integral part of its regulatory examination process, the OCC will periodically review the ALLL. The OCC may require Patriot to adjust the ALLL based on its analysis of information available at the time of its examination.

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

Other real estate owned

Assets acquired through, loan foreclosure or in lieu of, are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. In addition, when Patriot acquires other real estate owned (“OREO”), it obtains a current appraisal to substantiate the net carrying value of the asset. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the results of operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in non-interest expenses upon disposal.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The annual impairment test is conducted annually as of October 31, or whenever certain triggering events occur or there are circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount are identified. Management estimates the fair value of the reporting unit by considering multiple valuation techniques, which include subjective assumptions about the future cash flows of the Company, assumptions within the capitalization rate, valuation multiples, and market data used. The fair value of each reporting unit is compared to the carrying amount of such reporting unit in order to determine if impairment is indicated.

Contingent Consideration

Contingent consideration represents an estimate of the additional amount of purchase price consideration and is measured based on the probability that certain loans are restructured in accordance with the related acquisition agreement. Resolution of the contingent consideration was finalized as of December 31, 2020 and no further adjustments are expected.

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

The credit risk associated with derivatives executed with customers is similar as that involved in extending loans and is subject to normal credit policies. Collateral is obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in noninterest income on the consolidated statement of operations.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

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

Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and net operating loss carry-forwards that do not begin to expire until the year 2030. Based upon this evidence, management recorded a valuation allowance of $1.9 million as of December 31, 2020. See Note 14 for more information on the deferred tax valuation allowance.

Management will continue to evaluate its ability to realize the net deferred tax asset. Future evidence may indicate that it is more likely than not that a portion of the net deferred tax asset will not be realized at which point the valuation allowance may need to be increased.

Patriot had a net deferred tax asset of $11.5 million at December 31, 2020 as compared to a net deferred tax asset of $11.1 million at December 31, 2019.

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, and modifications to the net interest deduction limitations. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company’s income taxes or related disclosures.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

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

Patriot’s returns for tax years 2018 through 2020 are subject to examination by the Internal Revenue Service (“IRS”) for U.S. Federal tax purposes and, for State tax purposes, by the Department of Revenue Services for the State of Connecticut and the State of New York Department of Taxation and Finance.

As of December 31, 2020 and 2019, the Bank recorded an uncertain tax position (“UTP”) related to the utilization of certain federal net operating losses of $0 and $1.2 million, respectively. Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.

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

Segment reporting

Patriot’s only business segment is Community Banking. During the years ended December 31, 2020, 2019 and 2018, this segment represented all the revenues and income of Patriot.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Reserve for Unfunded Commitments

The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation includes factors that are consistent with the ALLL methodology for our loan portfolio as well as a draw down factor applied to the various commitments. The reserve for unfunded commitments is included within other liabilities in the accompanying consolidated balance sheets, and changes in the reserve are reported as a component of other expense in the accompanying consolidated statements of operations. See Note 18: Financial Instruments with Off-Balance-Sheet Risk for further information.

Related Party Transactions

Directors and officers of the Company and their affiliates have been customers of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectability, nor favored treatment or terms, nor present other unfavorable features. See Note 20: Related Party Transactions for further information.

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

Project expenses

Project expenses represent non-recurring expenses, primarily legal and consulting not directly related to the core business of Community Banking. In 2020, the project expenses consist of a final purchase price adjustment expense of $556,000 related to the Prime acquisition in May 2018. In 2019, the project expenses principally were the result of third party costs related to a formal written agreement (the “Formal Agreement”) with the OCC entered in November 2018, and of a non-recurring nature and primarily consultants and legal. In prior years, the expenses were primarily for merger, tax analysis strategy and planning.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other U.S. GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

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

Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted During 2020

Effective January 1, 2020, the following new Accounting Standards Updates (ASUs) were adopted by the Company:

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

ASU 2019-12

ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU is effective for the Company on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

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

ASU Update 2020-04

In March 2020, the FASB issued ASU No. 2020-4, "Reference Rate Reform". This ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. As of December 31, 2020, the Company has not made any elections under ASU 2020-04 but continues to evaluate the impact of reference rate reform and which optional expedients and exceptions might be elected.

Note 2.   Restrictions on Cash and Due from Banks

Federal Reserve System regulations require depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks. The Board of Governors of the Federal Reserve System generally makes annual adjustments to the tiered cash reserve requirements. In March of 2020, the Federal Reserve Bank eliminated reserve requirements for all depository institution. Therefore, the Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements as of December 31, 2020. In 2019, the Bank was not subject to a reserve requirement.

Note 3.   Available-for-sale securities

At December 31, 2020 and 2019, the amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of available-for-sale securities was as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2020:
U. S. Government agency mortgage-backed securities	$16,719	$131	$(17)	$16,833
Corporate bonds	18,014	260	(984)	17,290
Subordinated notes	9,036	97	(128)	9,005
SBA loan pools	5,627	-	(60)	5,567
Municipal bonds	564	3	-	567
	$49,960	$491	$(1,189)	$49,262

December 31, 2019:
U. S. Government agency mortgage-backed securities	$16,663	$90	$(68)	$16,685
Corporate bonds	18,018	133	(838)	17,313
Subordinated notes	9,022	182	-	9,204
SBA loan pools	5,157	-	(42)	5,115
	$48,860	$405	$(948)	$48,317

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following table presents available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of December 31, 2020 and 2019:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
December 31, 2020:
U. S. Government agency mortgage-backed securities	$5,797	$(14)	$1,476	$(3)	$7,273	$(17)
Corporate bonds	-	-	13,015	(984)	13,015	(984)
Subordinated notes	1,878	(122)	1,103	(6)	2,981	(128)
SBA loan pools	1,533	(12)	4,034	(48)	5,567	(60)
	$9,208	$(148)	$19,628	$(1,041)	$28,836	$(1,189)

December 31, 2019:
U. S. Government agency mortgage-backed securities	$2,609	$(20)	$3,919	$(48)	$6,528	$(68)
Corporate bonds	-	-	13,162	(838)	13,162	(838)
SBA loan pools	5,115	(42)	-	-	5,115	(42)
	$7,724	$(62)	$17,081	$(886)	$24,805	$(948)

At December 31, 2020 and 2019, twenty-two of thirty-seven and fifteen of twenty-seven available-for-sale securities had unrealized losses with an aggregate depreciation of 4.0% and 3.7% from amortized cost, respectively.

Management believes that none of the losses on available-for-sale securities noted above constitute OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, subordinated notes, corporate debt. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. SBA government guaranteed loan pools securities were purchased at a premium and the unrealized loss was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of December 31, 2020.

As of December 31, 2020 and 2019, available-for-sale securities of $6.1 million and $4.8 million were pledged primarily to secure municipal deposits, respectively. The securities were pledged to the Federal Reserve Bank (“FRB”).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at December 31, 2020 and 2019. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
December 31, 2020:
Corporate bonds	$4,014	$14,000	$-	$18,014	$4,274	$13,016	$-	$17,290
Subordinated notes	2,000	7,036	-	9,036	2,003	7,002	-	9,005
SBA loan pools	1,921	3,706	-	5,627	1,899	3,668	-	5,567
Municipal bonds	-	564	-	564	-	567	-	567
Available-for-sale securities with stated maturity dates	7,935	25,306	-	33,241	8,176	24,253	-	32,429
U. S. Government agency mortgage-backed securities	3,364	1,466	11,889	16,719	3,363	1,491	11,979	16,833
	$11,299	$26,772	$11,889	$49,960	$11,539	$25,744	$11,979	$49,262

December 31, 2019:
Corporate bonds	$4,018	$14,000	$-	$18,018	$4,151	$13,162	$-	$17,313
Subordinated notes	-	9,022	-	9,022	-	9,204	-	9,204
SBA loan pools	-	5,157	-	5,157	-	5,115	-	5,115
Available-for-sale securities with stated maturity dates	4,018	28,179	-	32,197	4,151	27,481	-	31,632
U. S. Government agency mortgage-backed securities	3,805	2,047	10,811	16,663	3,810	2,016	10,859	16,685
	$7,823	$30,226	$10,811	$48,860	$7,961	$29,497	$10,859	$48,317

Note 4.   Loan Receivables and Allowance for Loan and Lease Losses

As of December 31, 2020 and 2019, loans receivable, net, consisted of the following:

	December 31,
(In thousands)	2020	2019
Loan portfolio segment:
Commercial Real Estate	$282,378	$314,414
Residential Real Estate	153,851	175,489
Commercial and Industrial	144,297	173,875
Consumer and Other	67,635	85,934
Construction	66,984	48,388
Construction to Permanent - CRE	15,035	14,064
Loans receivable, gross	730,180	812,164
Allowance for loan and lease losses	(10,584)	(10,115)
Loans receivable, net	$719,596	$802,049

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

In May 2018, loans were acquired in connection with the Prime Bank merger. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which was accounted for in accordance with ASC 310-30. The purchased credit impaired (“PCI”) loans presently maintain a carrying value of zero as of December 31, 2020 and $176,000 as of December 31, 2019, respectively. The loans were evaluated for impairment through the periodic reforecasting of expected cash flows.

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

A summary of changes in the accretable discount for PCI loans for the year ended December 31, 2020, 2019 and 2018 follows:

(In thousands)	Year Ended December 31,
	2020	2019	2018
Accretable discount, beginning of period	$(47)	$(792)	$(1,316)
Accretion	2	47	92
Other changes, net	45	698	432
Accretable discount, end of period	$-	$(47)	$(792)

The accretion of the accretable discount for PCI loans for the year end December 31, 2020, 2019 and 2018 was $2,000, $47,000 and $92,000, respectively. The other changes represent primarily loans that were either fully paid-off or totally charged off.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

Residential Real Estate Loans

In 2013, Patriot discontinued offering primary mortgages on personal residences. Repayment of residential real estate loans and the loans secured by residential real estate may be negatively impacted should the borrower have financial difficulties, should there be a significant decline in the value of the property securing the loan, or should there be declines in general economic conditions.

In 2020 and 2019, Patriot purchased $17.9 million and $47.3 million of residential real estate loans, respectively.

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

Patriot’s syndicated and leveraged loan portfolios totaled $55.0 million and $71.5 million at December 31, 2020 and 2019, respectively. The syndicated and leveraged loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings and provide diversification from Patriot’s typical direct-to-business lines of credit and term facilities. The Bank will participate in senior secured financings for public and privately-owned companies for acquisitions, working capital, recapitalizations, and general corporate purposes. The Bank’s strategy is to participate in these types of loan transaction in accordance with its internal policies.

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

During 2020 and 2019, $14.9 million and $7.3 million education loans were purchased, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

SBA Loans

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75 percent of the principal balance. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $21.6 million and $9.6 million at December 31, 2020 and 2019, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for each year in the three-year period ended December 31, 2020:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
As of and for the year ended December 31, 2020
Allowance for loan and lease losses:
December 31, 2019	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115
Charge-offs	(1,032)	(24)	(677)	(45)	-	-	-	(1,778)
Recoveries	-	1	70	6	-	-	-	77
Provisions (credits)	1,728	364	(449)	(7)	262	32	240	2,170
December 31, 2020	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584

As of and for the year ended December 31, 2019
Allowance for loan and lease losses:
December 31, 2018	$1,866	$1,059	$3,558	$641	$350	$108	$27	$7,609
Charge-offs	-	(118)	(2,418)	(123)	-	-	-	(2,659)
Recoveries	2	10	172	10	-	-	-	194
Provisions (credits)	1,921	87	3,028	(187)	127	22	(27)	4,971
December 31, 2019	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115

As of and for the year ended December 31, 2018
Allowance for loan and lease losses:
December 31, 2017	$2,212	$959	$2,023	$568	$481	$54	$-	$6,297
Charge-offs	-	(2)	-	(33)	-	-	-	(35)
Recoveries	7	2	34	1	-	-	-	44
Provisions (credits)	(353)	100	1,501	105	(131)	54	27	1,303
December 31, 2018	$1,866	$1,059	$3,558	$641	$350	$108	$27	$7,609

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of December 31, 2020 and 2019:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2020
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,398	$4	$-	$10	$-	$-	$-	$1,412
Collectively evaluated for impairment	3,087	1,375	3,284	285	739	162	240	9,172
Total allowance for loan and lease losses	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584

Loans receivable, gross:
Individually evaluated for impairment	$14,534	$3,962	$4,700	$1,187	$-	$-	$-	$24,383
Collectively evaluated for impairment	267,844	149,889	139,597	66,448	66,984	15,035	-	705,797

Total loans receivable, gross	$282,378	$153,851	$144,297	$67,635	$66,984	$15,035	$-	$730,180

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2019
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,496	$-	$-	$-	$-	$-	$-	$1,496
Collectively evaluated for impairment	2,293	1,038	4,340	341	477	130	-	8,619
Total allowance for loan losses	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115

Loans receivable, gross:
Individually evaluated for impairment	$13,034	$3,621	$2,057	$916	$-	$-	$-	$19,628
PCI loans individually evaluated for impairment	-	-	176	-	-	-	-	176
Collectively evaluated for impairment	301,380	171,868	171,642	85,018	48,388	14,064	-	792,360
Total loans receivable, gross	$314,414	$175,489	$173,875	$85,934	$48,388	$14,064	$-	$812,164

Patriot monitors the credit quality of its loans receivable on an ongoing basis. Credit quality is monitored by reviewing certain indicators, including cash flow from business operations, loan to value ratios, debt service coverage ratios, and credit scores.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2020.

	Performing (Accruing) Loans
As of December 31, 2020:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	$-	$-	$-	$230,824	$230,824	$-	$230,824
Special mention	-	-	-	-	25,658	25,658	-	25,658
Substandard	354	-	9	363	10,999	11,362	14,534	25,896
	354	-	9	363	267,481	267,844	14,534	282,378
Residential Real Estate:
Pass	478	361	-	839	145,298	146,137	-	146,137
Special mention	-	-	-	-	3,860	3,860	-	3,860
Substandard	-	-	-	-	-	-	3,854	3,854
	478	361	-	839	149,158	149,997	3,854	153,851
Commercial and Industrial:
Pass	-	209	-	209	102,131	102,340	-	102,340
Special mention	-	4,000	-	4,000	8,881	12,881	-	12,881
Substandard	603	113	-	716	27,660	28,376	700	29,076
	603	4,322	-	4,925	138,672	143,597	700	144,297
Consumer and Other:
Pass	1	-	7	8	66,589	66,597	-	66,597
Substandard	-	-	-	-	121	121	917	1,038
	1	-	7	8	66,710	66,718	917	67,635
Construction:
Pass	-	2,351	-	2,351	64,633	66,984	-	66,984
	-	2,351	-	2,351	64,633	66,984	-	66,984
Construction to Permanent - CRE:
Pass	-	-	-	-	15,035	15,035	-	15,035
	-	-	-	-	15,035	15,035	-	15,035

Total	$1,436	$7,034	$16	$8,486	$701,689	$710,175	$20,005	$730,180

Loans receivable, gross:
Pass	$479	$2,921	$7	$3,407	$624,510	$627,917	$-	$627,917
Special mention	-	4,000	-	4,000	38,399	42,399	-	42,399
Substandard	957	113	9	1,079	38,780	39,859	20,005	59,864

Loans receivable, gross	$1,436	$7,034	$16	$8,486	$701,689	$710,175	$20,005	$730,180

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of December 31, 2020 and 2019:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of December 31, 2020:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$5,723	$5,723	$8,811	$14,534
Residential Real Estate:
Substandard	-	-	2,884	2,884	970	3,854
Commercial and Industrial:
Substandard	-	-	700	700	-	700
Consumer and Other:
Substandard	22	-	91	113	804	917
Total non-accruing loans	$22	$-	$9,398	$9,420	$10,585	$20,005

As of December 31, 2019:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$1,636	$1,636	$10,325	$11,961
Residential Real Estate:
Substandard	-	-	1,872	1,872	1,356	3,228
Commercial and Industrial:
Substandard	-	-	1,724	1,724	370	2,094
Consumer and Other:
Substandard	-	-	149	149	617	766
Total non-accruing loans	$-	$-	$5,381	$5,381	$12,668	$18,049

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $904,000, $302,000, and $503,000 would have been recognized in income for the years ended December 31, 2020, 2019, and 2018, respectively.

Interest income collected and recognized on non-accruing loans for the year ended December 31, 2020 and 2019 was $156,000 and $671,000, respectively. No interest income was collected and recognized on non-accruing loans during 2018.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

The recorded investment in TDRs as of December 31, 2020 and 2019 were $11.9 million and $11.0 million, respectively.

(In thousands)	December 31, 2020		December 31, 2019
Loan portfolio segment:	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial Real Estate	2	$9,884	2	$9,873
Residential Real Estate	3	928	2	393
Commercial and Industrial	1	4,000	-	-
Consumer and Other	5	1,074	2	687
Total TDR Loans	11	15,886	6	10,953
Less:
TDRs included in non-accrual loans	6	(11,508)	2	(9,337)
Total accrual TDR Loans	5	$4,378	4	$1,616

The following loans were modified as TDR during the year ended December 31, 2020 and 2019.

			Outstanding Recorded Investment
(In thousands)	Number of Loans		Pre-Modification		Post-Modification
Year Ended December 31,	2020	2019	2020	2019	2020	2019
Loan portfolio segment:
Commercial Real Estate	2	2	$822	$8,912	$819	$8,911
Commercial and Industrial	1	-	4,000	-	4,000	-
Consumer and Other	3	-	413	-	$414	-
Total TDR Loans	6	2	$5,235	$8,912	$5,233	$8,911

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following table provides information on how loans were modified as TDRs during the year ended December 31, 2020 and 2019.

	Year Ended December 31,
(In thousands)	2020	2019

Rate reduction	$4,819	$111
Extension of interest only period	121	-
Payment deferral	293	-
Maturity and rate reduction	-	8,800
Total	$5,233	$8,911

During the years ended December 31, 2018, no loans were modified as TDRs, and no defaults of TDRs.

The loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, extending payment periods for the interest and /or principal, or substituting or adding a co-borrower or guarantor.

At December 31, 2020 and 2019, there were no commitments to advance additional funds under TDRs. The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In addition, on April 7, 2020, a group of banking regulatory agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs. The Bank had modified $232.4 million of loans to borrowers to defer the payment of interest and/or principal for up to 180 days, and approximately $52.6 million of loans remained on deferment as of December 31, 2020. According to regulatory guidance and CARES Act, these modified loans were not TDRs as of December 31, 2020, other than those that had been classified as TDRs prior to the deferral provided under the CARES Act.

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of December 31, 2020 and 2019, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $24.4 million and $19.6 million, respectively, were identified, for which $1.4 million and $1.5 million specific reserves were established, respectively. Loans not requiring specific reserves had fair values exceeding the total recorded investment, supporting the net investment in the loan which includes principal balance, unamortized fees and costs and accrued interest, if any. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

At December 31, 2020 and 2019, exposure to the impaired loans was related to 26 and 27 borrowers, respectively. For collateral dependent loans, appraisal reports of the underlying collateral, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were first reduced by a discount to reflect the Bank’s experience selling Other Real Estate Owned (OREO) properties, and were further reduced by 8% in selling costs, in order to estimate the potential loss, if any, that may eventually be realized. As of December 31, 2020, the discount rate was reduced to 5.8% as compared to 12% in 2019. The change in accounting estimate reduced loan charge-offs by $266,000 for the year ended December 31, 2020. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.

PCI loans acquired from Prime Bank acquisition were originally recorded at fair value by the Bank on the date of acquisition. As of December 31, 2020 and December 31, 2019, PCI loans remaining balance was $0 and $179,000, respectively. Those loans were considered individually evaluated for impairment, with no allowance recorded.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following table reflects information about the impaired loans, excluding PCI loans, by class as of December 31, 2020 and 2019:

(In thousands)	December 31, 2020			December 31, 2019
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$5,723	$6,644	$-	$4,234	$4,309	$-
Residential Real Estate	3,853	3,900	-	3,621	3,623	-
Commercial and Industrial	4,700	4,816	-	2,057	2,060	-
Consumer and Other	1,177	1,332	-	916	1,000	-
	15,453	16,692	-	10,828	10,992	-
With a related allowance recorded:
Commercial Real Estate	$8,811	$8,811	$1,398	8,800	8,800	1,496
Residential Real Estate	109	109	4	-	-	-
Consumer and Other	10	10	10	-	-	-
	8,930	8,930	1,412	8,800	8,800	1,496

Impaired Loans, Total:
Commercial Real Estate	14,534	15,455	1,398	13,034	13,109	1,496
Residential Real Estate	3,962	4,009	4	3,621	3,623	-
Commercial and Industrial	4,700	4,816	-	2,057	2,060	-
Consumer and Other	1,187	1,342	10	916	1,000	-
Impaired Loans, Total	$24,383	$25,622	$1,412	$19,628	$19,792	$1,496

For each year in the three-year period ended December 31, 2020, the average recorded investment in and interest income recognized on impaired loans without and with a related allowance, by loan portfolio segment, was as follows:

	Year Ended December 31,
(In thousands)	2020		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$5,859	$39	$9,829	$95	$3,318	$100
Residential Real Estate	3,681	28	2,531	104	3,154	11
Commercial and Industrial	2,111	79	1,800	45	987	-
Consumer and Other	1,132	47	901	35	750	31
Construction	-	-	4,062	-	1,354	503
	12,783	193	19,123	279	9,563	645
With a related allowance recorded:
Commercial Real Estate	8,861	35	888	415	-	-
Residential Real Estate	34	7	952	-	126	-
Commercial and Industrial	-	-	1,714	-	474	-
Consumer and Other	39	-	18	-	9	-
	8,934	42	3,572	415	609	-
Impaired Loans, Total:
Commercial Real Estate	14,720	74	10,717	510	3,318	100
Residential Real Estate	3,715	35	3,483	104	3,280	11
Commercial and Industrial	2,111	79	3,514	45	1,461	-
Consumer and Other	1,171	47	919	35	759	31
Construction	-	-	4,062	-	1,354	503
Impaired Loans, Total	$21,717	$235	$22,695	$694	$10,172	$645

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note 5.   Loans Held for Sale

SBA loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of December 31, 2020, SBA loans held for sale consisted of $1.2 million of SBA commercial and industrial loans. There were $15.3 million of SBA loans held for sale at December 31, 2019, consisting of $10.2 million SBA commercial and industrial loans and $5.1 million SBA commercial real estate loans. During 2020, $9.5 million SBA loans previously classified as held for sale were transferred to held for investment.

In September 2020, one commercial and industrial loan of $5.0 million was reclassed from loans held for investment to loans held for sale. The loan was sold in October 2020 which resulted in proceeds of $5.0 million.

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

Serviced loans sold to others are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $19.4 million and $13.6 million at December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the servicing asset has a carrying value of $316,000 and $201,000, respectively, and fair value of $375,000 and $280,000, respectively. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets.

The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	Year Ended December 31,
	2020	2019	2018
Beginning balance	$201	$37	$-
Servicing rights capitalized	137	180	42
Servicing rights amortized	(22)	(16)	(5)
Ending balance	$316	$201	$37

The servicing assets are included in the other assets on the consolidated balance sheets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note 6.   Premises and Equipment

At December 31, 2020 and 2019, premises and equipment consisted of the following:

(In thousands)	December 31,
	2020	2019
Land	$12,819	$12,819
Buildings	20,287	20,287
Leasehold Improvements	4,024	4,024
Furniture, equipment, and software	12,010	11,687
Construction-in-progress	62	50
Premises and equipment, gross	49,202	48,867
Accumulated depreciation and amortization	(15,779)	(14,299)
Premises and equipment, net	$33,423	$34,568

For the years ended December 31, 2020, 2019 and 2018, depreciation and amortization expense related to premises and equipment totaled $1.5 million, $1.6 million, and $1.5 million, respectively.

Note 7.   Other Real Estate Owned (“OREO”)

As of December 31, 2020 and 2019, OREO aggregated of $1.9 million and $2.4 million, respectively. The 2020 OREO balance consists of foreclosed residential properties from one loan receivable that is currently being marketed for sale as two properties. In 2020, Patriot sold one residential property of $446,000 and recognized a loss of $21,000. There was a write-down of $48,000 for the remaining OREO as of December 31, 2020, which is included in the non-interest expense on the consolidated statements of operations. In 2019, Patriot sold one residential property of $991,000 acquired in connection with the acquisition of Prime Bank and recognized a loss of $94,000. The recognized loss is included in the other operating expenses on the consolidated statements of operations.

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

On May 10, 2018, the Company completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT. The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.

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

For the year ended December 31, 2020, a purchase price adjustment of $556,000 was recognized to project expenses on the consolidated statements of operations. The charge represented an adjustment to the earlier estimate of the final purchase price upon final settlement of the litigation related to a dispute over the final purchase price. There were no income statement effects resulting from the recorded measurement period adjustments for the year ended December 31, 2019. The goodwill is all deductible for income taxes over 15 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Information on goodwill for the year ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Balance, beginning of period	$1,107	$1,728	$1,728
Mesurement period adjustments	-	(621)	-
Balance, end of period	$1,107	$1,107	$1,728

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

Management estimates the fair value of the reporting unit by considering multiple valuation techniques, which include subjective assumptions about the future cash flows of the Company, assumptions within the capitalization rate, valuation multiples, and market data used. The fair value of each reporting unit is compared to the carrying amount of such reporting unit in order to determine if impairment is indicated.

The Company identified the COVID-19 pandemic and related reported losses as a triggering event in the first quarter of 2020. Due to this triggering event, the Company performed a quantitative assessment of the goodwill, and concluded it was more likely than not that the fair value of the reporting unit exceeded its carrying value, and goodwill was not impaired. The Company performed a quantitative assessment as of October 31, 2020, the Company’s annual goodwill impairment measurement date, and concluded that the goodwill was not impaired as of December 31, 2020.

CDI was recorded as part of the Prime Bank business combination in May 2018. The CDI is amortized over a 10-year period using the straight-line method. For the year ended December 31, 2020, 2019 and 2018, the amortization was $74,000, $75,000 and $50,000, respectively. The CDI was evaluated for impairment as of October 31, 2020, and an impairment charge of $206,000 was recorded for the year ended December 31, 2020. The amortization expense and impairment charge were included in the other operating expenses on the consolidated statements of operations.

The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Gross Intangible asset	$748	$748	$748
Accumulated amortization	(199)	(125)	(50)
Impairment	(206)	-	-
Core deposit intangible, net	$343	$623	$698

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

On October 29, 2018 the Company withdrew its initial application to the OCC requesting approval of the acquisition of Hana SBL. As of March 30, 2019, the Company did not receive regulatory non-objection.

On March 30, 2019 the Company and Hana SBL mutually agreed to terminate the purchase agreement as amended between the parties. The termination agreement provided for the release of escrowed funds back to the Company.

For the year ended December 31, 2018, the Company incurred $1.15 million of merger and acquisition expenses related to the Hana SBL acquisition.

Note 9.   Deposits

The following table presents the balance of deposits held, by category, and the related weighted average stated interest rate as of December 31, 2020 and 2019.

	December 31,
(In thousands)	2020		2019
	Balance	Weighted Avg. Stated Interest Rate	Balance	Weighted Avg. Stated Interest Rate
Non-interest bearing	$158,676	-	$88,135	-
Interest bearing:
NOW	30,529	0.07%	26,864	0.08%
Savings	98,635	0.36%	64,020	0.76%
Money market	146,389	0.45%	99,115	1.85%
Certificates of deposit, less than $250,000	160,968	0.78%	193,942	2.19%
Certificates of deposit, $250,000 or greater	49,172	0.79%	67,550	2.48%
Brokered deposits	41,287	1.93%	229,909	2.01%
Interest bearing, Total	526,980	0.66%	681,400	1.89%
Total Deposits	$685,656	0.51%	$769,535	1.68%

On July 22, 2020, the Company completed the purchase of prepaid debit card deposits of $50.0 million from a prominent national provider and processor of prepaid debit cards for corporate, consumer and government clients. The prepaid debit card deposits totaled approximately $59.3 million as of December 31, 2020, which is included in the non-interest bearing deposits.

The following table presents interest expense, by deposit category, and the related weighted average effective interest rate for each of the years in the three-year period ended December 31, 2020.

(In thousands)	Year ended December 31,
	2020		2019		2018
	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate
NOW	$23	0.07%	$18	0.07%	$15	0.06%
Savings	426	0.54%	429	0.63%	995	0.85%
Money market	1,451	1.05%	2,048	2.00%	549	1.34%
Certificates of deposit, less than $250,000	3,227	1.75%	4,986	2.38%	3,048	1.57%
Certificates of deposit, $250,000 or greater	1,188	1.95%	1,546	2.01%	1,226	1.68%
Brokered deposits	2,839	1.88%	4,958	2.47%	3,191	1.91%
	$9,154	1.43%	$13,985	2.05%	$9,024	1.46%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

As of December 31, 2020, contractual maturities of Certificates of Deposit (“CDs”) and brokered deposits are summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$137,051	$41,794	$35,690	$214,535
More than 1 year through 2 years	19,602	6,178	5,347	31,127
More than 2 years through 3 years	2,655	946	-	3,601
More than 3 years through 4 years	1,069	-	250	1,319
More than 4 years through 5 years	591	254	-	845
	$160,968	$49,172	$41,287	$251,427

Note 10.   Borrowings

As of December 31, 2020 and 2019, total borrowings were $120.8 million and $130.9 million, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable.

The senior notes, subordinated notes, junior subordinated debentures contain affirmative covenants that require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of December 31, 2020, the Bank had $63.9 million of available borrowing capacity from the FHLB-B.

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At December 31, 2020 and 2019, outstanding advances from the FHLB-B aggregated $90.0 million and $100.0 million, respectively.

At December 31, 2020, advances of $90.0 million outstanding bore fixed rates of interest ranging from 2.40% to 4.23% with maturities ranging from 2.5 years to 3.7 years. The FHLB-B advances with fixed interest rates have a weighted average interest rate of 3.26%.

At December 31, 2020, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $267.5million. Borrowing capacity under this line totaled $78.4 million at December 31, 2020.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. At December 31, 2020 and 2019, no funds had been borrowed under the line of credit.

Interest expense incurred for FHLB-B borrowing for the year ended December 31, 2020, 2019 and 2018 were $2.7 million, $2.2 million and $1.6 million respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Correspondent Bank - Lines of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent Banks. As of December 31, 2020 and 2019, borrowings available under the agreements totaled $5 million and $5 million, respectively. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, ACH, and other clearinghouse transactions.

There was no outstanding balance under the agreements at December 31, 2020 and 2019. Interest expense incurred for the year ended December 31, 2019 and 2018 was $2,000 and $13,000, respectively. No interest expense incurred in 2020.

Other Borrowing

In August 2020, Patriot was approved to pledge commercial and industrial loans and leases, commercial real estate, construction loans and one-to-four family first lien loans under the Federal Reserve Bank of New York’s (“FRBNY”) Borrower-in-Custody program. As of December 31, 2020, Patriot had pledged eligible loans with a book value of $40.9 million and a collateral value of $26.3 million as collateral to support borrowing capacity at the FRBNY. There was no outstanding balance under the agreements as of December 31, 2020.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At December 31, 2020 and 2019, $73,000 and $147,000 of unamortized debt issuance costs have been deducted from the face amount of the Senior Notes included in the consolidated balance sheet.

The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

For the year ended December 31, 2020, 2019 and 2018, the Company recognized interest expense of $915,000 for each of the three years, at an effective rate of 7.6%, which amount is greater than the stated interest rate on the Senior Notes due to debt issuance cost amortization expense of $75,000 for each of the three years. As of December 31, 2020 and 2019, $23,000 and $23,000 of interest has been included in the consolidated balance sheet in accrued expenses and other liabilities, respectively.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At December 31, 2020 and 2019, $218,000 and $248,000 of unamortized debt issuance costs have been deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively. For the year ended December 31, 2020, 2019 and 2018, the Company recognized interest expense of $654,000, $656,000 and $327,000, respectively.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (3.4% at December 31, 2020) and mature on March 26, 2033, at which time the principal amount borrowed will be due. Beginning in the second quarter of 2009, the Company opted to defer payment of quarterly interest on the junior subordinated debentures for 20 consecutive quarters. In June of 2014, the Company brought the debt current by paying approximately $1.7 million of interest in arrears to the holders of the junior subordinated debentures. On bringing the debt current and, as permitted under the terms of the junior subordinated debentures, the Company again opted to defer payment of quarterly interest through September 2016, when a $0.7 million payment was made to bring the debt current.

The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. For the years ended December 31, 2020 and 2019, $8,000 and $8,000 of debt placement fee amortization has been included in interest expense recognized of $337,000 and $462,000, respectively. As of December 31, 2020, 2019 and 2018, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $138,000, $146,000 and $154,000, respectively, and accrued interest on the junior subordinated debentures was $5,000 and $6,000, respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of December 31, 2020 and 2019, the note had a balance outstanding of $994,000 and $1.2 million, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property. Interest expenses incurred for the year ended December 31, 2020, 2019 and 2018 were $19,000, $23,000 and $26,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Maturity of borrowings

At December 31, 2020, the contractual maturities of the Company’s borrowings in future periods were as follows:

(In thousands)
Year ending December 31,	FHLB Borrowings	Senior Notes	Subordinated Notes	Junior Subordinated Debt	Note Payable	Total
2021	$-	$12,000	$-	$-	$202	$12,202
2022	-	-	-	-	206	206
2023	60,000	-	-	-	210	60,210
2024	30,000	-	-	-	376	30,376
2025	-	-	-	-	-	-
Thereafter	-	-	10,000	8,248	-	18,248

Total contractual maturities of borrowings	90,000	12,000	10,000	8,248	994	121,242

Unamortized debt issuance costs	-	(73)	(218)	(138)	-	(429)

Balance of borrowings as of December 31, 2020	$90,000	$11,927	$9,782	$8,110	$994	$120,813

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

Patriot entered the two initial interest rate swaps under the program in November 2018; and another two swaps were entered into in May 2019. As of December 31, 2020 and 2019, Patriot had cash pledged for collateral on its interest rate swaps of $1.4 million and $1.1 million, respectively. This collateral is included in other assets on the consolidated balance sheets. The Company recognized $30,000 gain on the swaps for the year ended December 31, 2019. No gain on the swaps was recognized for the year ended December 31, 2020 and 2018.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
December 31, 2020
Classified in Other Assets:
Customer interest rate swap	$4,911	8.3	5.25%	1 Mo. LIBOR + 1.96%	$997
Customer interest rate swap	1,431	8.5	4.38%	1 Mo. LIBOR + 2.00%	190

Classified in Other Liabilities:
3rd party interest rate swap	$4,911	8.3	5.25%	1 Mo. LIBOR + 1.96%	$(997)
3rd party interest rate swap	1,431	8.5	4.38%	1 Mo. LIBOR + 2.00%	(190)

December 31, 2019:
Classified in Other Assets:
Customer interest rate swap	$4,944	9.3	5.25%	1 Mo. LIBOR + 1.96%	$617
Customer interest rate swap	1,444	9.5	4.38%	1 Mo. LIBOR + 2.00%	77

Classified in Other Liabilities:
3rd party interest rate swap	$4,944	9.3	5.25%	1 Mo. LIBOR + 1.96%	$(617)
3rd party interest rate swap	1,444	9.5	4.38%	1 Mo. LIBOR + 2.00%	(77)

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

Patriot has ten non-cancelable operating leases, including four Bank branch locations and four for administrative and operational space, one ITM location, and one equipment lease. The leases expire on various dates through 2032 and some include renewal options. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. The last potential year the leases can be extended through 2037. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding lease liability. Renew periods were included in the future cashflows for purposes of calculating the ROU and lease liability. The Company has no finance leases (previously referred to as a capital lease).

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

As of December 31, 2020 and 2019, the Company recognized ROU assets of $2.7 million and $3.2 million, respectively, and lease liabilities of $2.9 million and $3.3 million, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets. At the time of adoption on January 1, 2019, a cumulative-effect adjustment of $11,000 was recorded to the accumulated deficit on the consolidated balance sheets.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The Company elected to separate lease and non-lease components. The fixed lease costs are recognized as ROU lease assets and Lease liability. The variable lease cost primarily represents variable payments such as common area maintenance and utilities, which are included in the occupancy and equipment expenses on the consolidated statements of operations. For the year ended December 31, 2020, the fixed lease costs and variable lease costs for the non-cancelable operating leases were $565,000 and $38,000, respectively. For the year ended December 31, 2019, the fixed lease costs and variable lease costs for the non-cancelable operating leases were $517,000 and $27,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following is a maturity analysis of the operating lease liabilities as of December 31, 2020:

(in thousands)	Operating lease
Years ending December 31,	Obligation
2021	$560
2022	486
2023	458
2024	350
2025	238
Thereafter	1,325
Total undiscounted lease payments	$3,417

Less imputed interest	(552)

Present value of operating lease liabilities	$2,865

Operating lease right-of-use asset	$2,739

	Year Ended December 31,
	2020	2019
Lease cost
Operating lease cost	$565	$517
Short-term lease cost	18	119
Total lease cost	$583	$636

Other information
Operating cash flows from operating leases	$543	$459

	December 31,
	2020	2019
Weighted -average remaining lease term - operating leases (in years)	9	10
Weighted -average discount rate - operating leases	3.48%	3.48%

As of December 31, 2020 and 2019, the undiscounted lease payments were $3.4 million and $3.9 million, respectively. The lease payments were not reduced by minimum sublease rentals of $1.7 million and $2.0 million due in the future under non-cancelable subleases, respectively.

Rent expense for operating leases is recognized in earnings on a straight-line basis over the base term of the respective lease and is included in the consolidated statement of operations as a component of Occupancy and Equipment expense. For the years ended December 31, 2020, 2019 and 2018, total rent expense for cancellable and non-cancellable operating leases was $583,000, $636,000, and $593,000, respectively.

For the years ended December 31, 2020, 2019 and 2018, Patriot recognized gross rental income of $523,000, $589,000, and $413,000 offset by rental costs of $5,000, $5,000, and $5,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

Note 14.    Income Taxes

Following is a summary of the components of the federal and state income tax expense (benefit) for each of the years in the three-year period ended December 31, 2020.

(In thousands)	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(100)	$88	$447
State	86	149	708
	(14)	237	1,155

Deferred:
Federal	(2,448)	(698)	148
State	2,125	(438)	(413)
	(323)	(1,136)	(265)

Income tax (benefit) expense	$(337)	$(899)	$890

For each of the years in the three-year period ended December 31, 2020, the difference between the federal statutory income tax rate and Patriot’s effective income tax rate reconciles as follows:

(In thousands)	Year Ended December 31,
	2020	2019	2018

Income taxes at statutory Federal rate	$(873)	$(780)	$858
State taxes, net of Federal benefit	(191)	(228)	233
Deferred tax valuation allowance	1,938	-	-
Reversal UTP on Federal DTA	(1,132)	-	-
Nondeductible expenses	8	14	15
Benefit of change in Sec 382 classification	-	-	(500)
Deferred tax adjustment resulting from tax rate change	-	-	198
Other	(87)	95	86
Income tax (benefit) expense	$(337)	$(899)	$890

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The effective tax rate for the years ended December 31, 2020, 2019 and 2018 was 8.1%, 24.2%, and 21.8%, respectively.

The decrease in the effective tax rate for 2020 was primarily due to the recoding of a deferred tax asset valuation allowance. There were no significant changes to the effective tax rate for 2019 and 2018.

The effective tax rate for 2018 was impacted by the reduction in the statutory Federal corporate tax rate to 21% from 34% that was effective January 1, 2018.

Deferred Tax Assets and Liabilities

The significant components of Patriot’s net deferred tax assets at December 31, 2020 and 2019 are presented below.

(In thousands)	December 31,
	2020	2019
Deferred tax assets:
Federal NOL carryforward benefit	$4,576	$4,759
NOL write-off for Sec 382 Limit	(3,258)	(3,258)
Capitalized cost temporary item	3,627	3,929
State NOL carryforward benefit	3,306	3,341
Allowance for loan loss	3,869	2,718
Lease liabilities	775	882
Non-accrual interest	558	335
Merger and acquisition	204	220
Accrued expenses	201	114
Unrealized loss AFS securities	180	140
Share based compensation	8	13
Other	15	-
Gross deferred tax assets	14,061	13,193
Less deferred taxasset valuation allowance	(1,937)	-
Total deferred tax assets	12,124	13,193

Deferred tax liabilities:
UTP (NOLs used)	-	(1,132)
Right-of-Use assets	(736)	(849)
Goodwill and intangible	170	(40)
Depreciation of premises and equipment	(32)	(34)
Other	(30)	(5)
Gross deferred tax liabilities	(628)	(2,060)

Net deferred tax asset	11,496	11,133

As of December 31, 2020, Patriot had available approximately $21.8 million of Federal net operating loss carryforwards (“NOL”) that is offset by $15.5 million in §382 limitations imposed by the Internal Revenue Code. Of the NOL of $21.8 million, approximately $20.2 million will expire between 2030 and 2033 and $1.6 million which do not expire.

Patriot has approximately $55.8 million of NOLs available for Connecticut tax purposes at December 31, 2020, which may be used to offset up to 50% of taxable income in any year. The NOLs expire between 2030 and 2039.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Valuation Allowance Against Net Deferred Tax Assets

Patriot uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the consolidated statements of operations in the period that includes the enactment date.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. The Company regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and prudent and feasible tax planning strategies. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute its business plans. Should there be a change in the ability to recover deferred tax assets, the tax provision would increase or decrease in the period in which the assessment is changed. The valuation allowance at December 31, 2020 was primarily related to state net operating losses. Patriot will continue to evaluate the need for valuation allowances for its deferred tax assets.

During December 31, 2020, Patriot recorded a partial valuation allowance of $1.9 million primarily against its deferred tax asset related to state net operating loss carryforwards. For the year ended December 31, 2020 Patriot was in a cumulative loss position. In order to overcome this negative evidence Patriot reviewed its accumulated pre-tax income(loss) for the current and prior two- and three-year periods and adjusted for non-recurring items. After the adjustments, Patriot was no longer in a cumulative loss position. Patriot used the average adjusted pre-tax income for the current and prior three years as the basis for objectively estimating future taxable income. Secondly, Patriot has a tax planning strategy available under ASC 740 that would be implemented to prevent a carry-forward state net operating losses from expiring. The strategy consists of capitalizing loan costs to increase income and avoid state net operating losses from expiring unused.

As deferred tax assets associated with NOL carryforwards are already a direct reduction to Tier 1 Capital, the valuation allowance at December 31, 2020 had no impact on the Bank's regulatory capital position.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

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

As of December 31, 2020 and 2019, the Bank recorded an uncertain tax position related to the utilization of certain federal net operating losses of $0 and $1.2 million, respectively. At December 31, 2020 Patriot no longer has a liability for unrecognized tax benefits. Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$1,220	$1,132	$-
Increases due to tax positions related to a prior year	65	88	1,132
Decreases to tax positions as a result of a lapse of statute	(1,285)	-	-
Balance, end of year	$-	$1,220	$1,132

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

Patriot’s returns for tax years 2017 through 2020 are subject to examination by the IRS for U.S. Federal tax purposes and, for State tax purposes, by the Department of Revenue Services for the State of Connecticut and the State of New York Department of Taxation and Finance.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note 15.    Share-based Compensation

The Company maintains the Patriot National Bancorp, Inc. 2012 Stock Plan (the “Plan”) to provide an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”), options, or phantom stock units. Since 2013, the Company’s practice is to grant RSAs; as of December 31, 2020, there are no options or phantom stock units outstanding or that have been exercised.

The Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock subject to certain Plan limitations. As of December 31, 2020, 2,850,507 shares of stock remain available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

The following is a summary of the status of the Company’s restricted share awards as of and for each of the years in the three-year period ended December 31, 2020.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	25,870	$12.15
Granted	18,323	$18.07
Vested	(10,999)	$16.21
Forfeited	(1,404)	$14.44
Unvested at December 31, 2018	31,790	$14.06
Granted	9,675	$15.52
Vested	(19,995)	$15.99
Unvested at December 31, 2019	21,470	$12.91
Granted	12,484	$6.12
Vested	(12,903)	$13.82
Forfeited	(2,553)	$15.86
Unvested at December 31, 2020	18,498	$7.29

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the years ended December 31, 2020, 2019 and 2018, the Company recognized share-based compensation expense of $159,000, $214,000, and $220,000, respectively.

For the years ended December 31, 2020, 2019 and 2018, share-based compensation attributable to employees of Patriot amounted to $80,000, $117,000, and $135,000, respectively.

The share-based compensation expense attributable to Patriot’s external Directors for the years ended December 31, 2020, 2019, and 2018 was $79,000, $97,000, and $85,000, respectively. For each of those years, the Directors received total compensation of $429,000, $547,000, and $370,000, respectively, which amounts are included in Other Operating Expenses in the consolidated statements of operations.

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of December 31, 2020 amounted to $183,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 1.85 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

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

Note 16.   Shareholders’ Equity

Common Stock

On December 16, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with PNBK Holdings, LLC, a limited liability company controlled by Michael Carrazza (“Holdings”). Pursuant to the Securities Purchase Agreement, on October 15, 2010, the Company issued 3.36 million shares of common stock to Holdings at $15.00 per share, for an aggregate issuance value of $50.4 million. The shares issued to Holdings represented 87.6% of the Company’s then issued and outstanding common stock. In connection with the equity interest obtained by Holdings, Michael Carrazza became Patriot’s Chairman of the Board and nominees of Holdings replaced certain directors and officers who resigned. Holdings currently owns 56.7% of the Company’s issued and outstanding common stock.

Additionally, the Company reduced the par value of its common stock from $2 to $0.01 per share, increased the number of its authorized common shares to 100 million, and entered into a Registration Rights Agreement with Holdings. The Registration Rights Agreement provides Holdings with customary demand, shelf, and piggyback registration rights.

Dividends

The Company did not pay any dividends for the year ended December 31, 2020 and has temporarily suspended dividend payments pending resolution of the economic uncertainties associated with the Coronavirus pandemic. For the year ended December 31, 2019 and 2018, the Company paid cash dividends of $.01 per share of common stock, or an aggregate of $155,000 and $154,000, respectively.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following is a summary of the computation of basic and diluted earnings per share for each of the years in the three-year period ended December 31, 2020.

(Net income in thousands)	Year ended December 31,
	2020	2019	2018
Basic (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(3,819)	$(2,817)	$3,196
Divided by:
Weighted average shares outstanding	3,934,886	3,921,783	3,904,052

Basic (loss) earnings per common share	$(0.97)	$(0.72)	$0.82

Diluted (loss) earnings per share:
Net (loss) income attributable to Common shareholders	(3,819)	(2,817)	3,196

Weighted average shares outstanding	3,934,886	3,921,783	3,904,052

Effect of potentially dilutive restricted common shares	- (1)	- (2)	11,573

Divided by:
Weighted average diluted shares outstanding	3,934,886	3,921,783	3,915,625

Diluted (loss) earnings per common share	$(0.97)	$(0.72)	$0.82

(1)	The weighted average diluted shares outstanding does not include 3,039 anti-dilutive restricted common shares for the year ended December 31, 2020.
(2)	The weighted average diluted shares outstanding does not include 3,555 anti-dilutive restricted common shares for the year ended December 31, 2019.

Note 17.    401(k) Savings Plan

Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. Eligibility for matching contributions is dependent on an employee’s completing 6 consecutive month(s) of service or 500 hours of employment. Participants immediately vest in Patriot’s matching contributions, if applicable. During the years ended December 31, 2020, 2019, and 2018, Patriot made matching contributions to the 401(k) Plan of $253,000, $251,000, and $204,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

At December 31, 2020 and 2019, financial instruments with credit risk are as follows:

	December 31,
(In thousands)	2020	2019
Commitments to extend credit:
Unused lines of credit	$61,622	$71,101
Undisbursed construction loans	25,232	25,367
Home equity lines of credit	19,240	20,032
Future loan commitments	15,696	27,822
Financial standby letters of credit	604	743
	$122,394	$145,065

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits, and securities. The Bank has established a reserve for credit loss of $8,000 and $8,000 as of December 31, 2020 and 2019, respectively.

Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the consolidated balance sheets.

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

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The Bank did not adopt the CBLR framework at December 31, 2020 but retains the option to adopt the framework in a future period.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The Company’s and the Bank’s regulatory capital amounts and ratios at December 31, 2020 and 2019 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	$87,428	11.132	$90,083	10.510	$97,614	12.503	$100,953	11.826
To be Well Capitalized(1)	-	-	-	-	78,076	10.000	85,362	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	81,980	10.500	89,630	10.500
For capital adequacy	62,827	8.000	68,573	8.000	62,461	8.000	68,290	8.000

Tier 1 Capital (to risk weighted assets):
Actual	67,602	8.608	69,957	8.161	87,845	11.251	90,827	10.640
To be Well Capitalized(1)	-	-	-	-	62,461	8.000	68,290	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	66,364	8.500	72,558	8.500
For capital adequacy	47,120	6.000	51,430	6.000	46,845	6.000	51,217	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	59,602	7.589	61,957	7.228	87,845	11.251	90,827	10.640
To be Well Capitalized(1)	-	-	-	-	50,749	6.500	55,485	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	54,653	7.000	59,753	7.000
For capital adequacy	35,340	4.500	38,572	4.500	35,134	4.500	38,413	4.500

Tier 1 Leverage Capital (to average assets):
Actual	67,602	7.539	69,957	7.148	87,845	9.795	90,827	9.279
To be Well Capitalized(1)	-	-	-	-	44,844	5.000	48,944	5.000
For capital adequacy	35,868	4.000	39,148	4.000	35,875	4.000	39,155	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.
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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. As of December 31, 2020, Patriot satisfies all regulatory capital adequacy requirements on a fully phased-in basis.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

On January 22, 2019, based on its supervisory profile, the Bank was notified by the OCC that it established individual minimum capital ratios for the Bank. Specifically, the Bank is required to maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital to risk-weighted assets of 11.0%.

At December 31, 2020, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $87.8 million, or 9.8% of adjusted total assets, which is above the well-capitalized required level of 9.0%; total risk-based capital of $97.6 million, or 12.5% of risk-weighted assets, which is above the well-capitalized required level of 11.0% of risk-weighted assets; At December 31, 2019, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of 9.3% of adjusted total assets of $90.8 million, which is above the well-capitalized required level of 9.0%; and total risk-based capital of $101.0 million, or 11.8% of risk-weighted assets, which is above the well-capitalized required level of 11.0% of risk weighted assets. Accordingly, the Bank was categorized as well capitalized as of December 31, 2020 and 2019. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

Note 20.    Related Party Transactions

In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. The transactions are completed under the same terms applied to transaction with unrelated third parties. There was one loan granted to a related party with an outstanding balance of $100,000 as of December 31, 2019. No loan was granted or repaid during 2020. Therefore, the outstanding balance of the loan remained $100,000 as of December 31, 2020.

As of December 31, 2020 and 2019, deposits by related parties aggregated $189,000 and $469,000, respectively.

For the year ended December 31, 2019, service fees for credit analysis paid to affiliates of members of the Board of Directors aggregated $39,000.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

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

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both December 31, 2020 and 2019.

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

Shares in the FRB and FHLB are purchased and redeemed based upon their $100 par value. The stocks are non-marketable equity securities, and as such, are considered restricted securities that are carried at cost.

Loans

The fair value of loans are estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We refined our methodology to estimate the fair value of our loan portfolio using an exit price notion. The exit price notion requires determination of the price at which willing market participants would transact at the measurement date under current market conditions depending on facts and circumstances, such as origination rates, credit risk, transaction costs, liquidity, national and regional market trends and other adjustments, utilizing publicly available rates and indices. The application of an exit price notion requires the use of significant judgment.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of December 31, 2020 and 2019:

(In thousands)		December 31, 2020		December 31, 2019
	Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$3,006	$3,006	$2,693	$2,693
Interest-bearing deposits due from banks	Level 1	31,630	31,630	36,711	36,711
Available-for-sale securities	Level 2	49,262	49,262	48,317	48,317
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,783	2,783	2,897	2,897
Federal Home Loan Bank stock	Level 2	4,503	4,503	4,477	4,477
Loans receivable, net	Level 3	719,596	716,822	802,049	793,559
Loans held for sale	Level 2	1,217	1,343	15,282	16,733
SBA servicing assets	Level 3	316	375	201	280
Other real estate owned	Level 2	1,906	1,906	2,400	2,400
Accrued interest receivable	Level 2	6,620	6,620	3,603	3,603
Interest rate swap receivable	Level 2	1,187	1,187	694	694

Financial assets, total		$826,476	$823,887	$923,774	$916,814

Financial Liabilities:
Demand deposits	Level 2	$158,676	$158,676	$88,135	$88,135
Savings deposits	Level 2	98,635	98,635	64,020	64,020
Money market deposits	Level 2	146,389	146,389	99,115	99,115
NOW accounts	Level 2	30,529	30,529	26,864	26,864
Time deposits	Level 2	210,140	210,882	261,492	261,914
Brokered deposits	Level 1	41,287	41,643	229,909	230,073
FHLB borrowings	Level 2	90,000	97,293	100,000	103,962
Senior notes	Level 2	11,927	12,028	11,853	11,722
Subordinated debt	Level 2	9,782	10,125	9,752	9,747
Junior subordinated debt owed to unconsolidated trust	Level 2	8,110	8,110	8,102	8,102
Note payable	Level 3	994	997	1,193	1,129
Accrued interest payable	Level 2	572	572	1,971	1,971
Contingent consideration liability	Level 3	-	-	86	86
Interest rate swap liability	Level 2	1,187	1,187	694	694

Financial liabilities, total		$808,228	$817,066	$903,186	$907,534

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of December 31, 2020 and 2019.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020:
U. S. Government agency mortgage-backed securities	$-	$16,833	$-	$16,833
Corporate bonds	-	17,290	-	17,290
Subordinated notes	-	9,005	-	9,005
SBA loan pools	-	5,567	-	5,567
Municipal bonds	-	567	-	567

Available-for-sale securities	$-	$49,262	$-	$49,262

Interest rate swap receivable	$-	$1,187	$-	$1,187

Interest rate swap liability	$-	$1,187	$-	$1,187

December 31, 2019:
U. S. Government agency mortgage-backed securities	$-	$16,685	$-	$16,685
Corporate bonds	-	17,313	-	17,313
Subordinated notes	-	9,204	-	9,204
SBA loan pools	-	5,115	-	5,115
Available-for-sale securities	$-	$48,317	$-	$48,317

Impaired PCI Loans, net	$-	$-	$176	$176

Contingent consideration liability	$-	$-	$86	$86

Interest rate swap receivable	$-	$694	$-	$694

Interest rate swap liability	$-	$694	$-	$694

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

During the year ended December 31, 2020 and 2019, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of December 31, 2020 and 2019:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2020:
Impaired loans, net	$22,971	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

Other Real Estate Owned	1,906	Real Estate Appraisals	Discount for appraisal type		5.84%

SBA servicing assets	375	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2019:
Impaired loans, net	$18,132	Real Estate Appraisals	Discount for appraisal type	8%	-	20%

Other Real Estate Owned	2,400	Real Estate Appraisals	Discount for appraisal type		12%

SBA servicing assets	280	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

Patriot discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements and, accordingly, the aggregate fair value amounts presented do not necessarily represent the complete underlying value of financial instruments included in the consolidated financial statements.

The estimated fair value amounts have been measured as of December 31, 2020 and 2019 and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note 22.   Parent Company-only Financial Statements

The following represent the condensed stand-alone financial statements of the Company, which is the sole owner and parent company of the Bank, its operating bank subsidiary.

CONDENSED BALANCE SHEETS

December 31, 2020 and 2019

(In thousands)
	As of December 31,
	2020	2019
ASSETS
Cash and due from banks	$548	$667
Investment in subsidiary	91,836	96,235
Other assets	1,104	564
Total assets	93,488	97,466

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	29,819	29,707
Accrued expenses and other liabilities	450	765
Shareholders' equity	63,219	66,994
Total liabilities and shareholders' equity	$93,488	$97,466

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2020, 2019 and 2018

(In thousands)
	Year ended December 31,
	2020	2019	2018
Expenses:
Interest on subordinated debt	$347	$476	$454
Interest on senior debt	1,569	1,571	1,242
Total interest expense	1,916	2,047	1,696
Other expenses	159	214	313
Loss before benefit for income taxes	2,075	2,261	2,009

Benefit for income taxes	(532)	(504)	-

Loss before equity in undistributed net income of subsidiary	1,543	1,757	2,009

Equity in undistributed net income of subsidiary	(2,276)	(1,060)	5,205

Net (loss) income	(3,819)	(2,817)	3,196

Equity in subsidiary other comprehensive income, net of subsidiary	(115)	423	(671)

Total comprehensive (loss) income	$(3,934)	$(2,394)	$2,525

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020, 2019 and 2018

(In thousands)
	Year ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(3,819)	$(2,817)	$3,196
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	2,276	1,060	(5,205)
Dividends received from Patriot Bank, N.A.	2,000	-	-
Share-based compensation expense	159	214	220
Amortization of debt issuance costs	112	112	97
Change in assets and liabilities:
Increase in other assets	(540)	(505)	-
(Decrease) increase in accrued expenses and other liabilities	(315)	315	61
Net cash used in operating activities	(127)	(1,621)	(1,631)

Cash Flows from Investing Activities:
Net decrease (increase) in investment in Patriot Bank N.A.	8	-	(7,800)
Net cash provided by (used in) investing activities	8	-	(7,800)

Cash Flows from Financing Activities:
Proceeds from issuance of senior notes, net of expenses	-	-	9,709
Dividends paid on common stock	-	(155)	(154)
Net cash (used in) provided by financing activities	-	(155)	9,555

Net (decrease) increase in cash and cash equivalents	(119)	(1,776)	124

Cash and cash equivalents at beginning of year	667	2,443	2,319

Cash and cash equivalents at end of year	$548	$667	$2,443

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,776	$1,593	$1,600

Cash paid for income taxes	$-	$-	$-

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note 23.   Subsequent Event

The Company evaluated its December 31, 2020 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. As noted in Note 4, the Bank had modified loans to defer the payment of interest and/or principal for up to 180 days pursuant to the CARES Act. The majority of the modifications granted to customers expired as of March 30, 2021, the balance of loans modified in conjunction with the CARES Act had declined to $37.7 million.

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

As used herein, “disclosure controls and procedures” means controls and other procedures of Patriot that are designed to ensure that information required to be disclosed by Patriot in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and regulations. Patriot’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Continual evaluation of the effectiveness of its disclosure controls and procedures is performed by management, with the participation of Patriot’s Chief Executive Officer and Chief Financial Officer. Management has concluded that Patriot’s disclosure controls and procedures were effective as of and for the year ended December 31, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

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

In accordance with the rules and regulations of the SEC, management’s report on the design and effectiveness of Patriot’s system of internal controls over financial reporting is not subject to attestation by Patriot’s independent registered public accounting firm. The SEC rules and regulations applicable to Patriot only require a report by management. Accordingly, this annual report on Form 10-K for the year ended December 31, 2020 does not include an opinion by Patriot’s independent registered public accounting firm regarding management’s system of internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement or information statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2020.

The Company has previously adopted a Code of Conduct for its senior financial officers, which was filed as Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 25, 2015. In addition, the Company adopted a Code of Ethics and Conflict of Interest Policy on October 24, 2018, amended as of March 27, 2019, which was filed as Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019. In March 2021, the Code of Ethics and Conflict of Interest Policy was further amended, which was filed herewith as Exhibit 14.3. Copies of these codes will be provided to any person so requesting by writing to Patriot National Bancorp Inc., 900 Bedford Street, Stamford, Connecticut 06901, Attn: Joseph D. Perillo, Chief Financial Officer.

ITEM 11. Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2020.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement, to be filed within 120 days following December 31, 2020.

The table below provides information as of December 31, 2020, with respect to the compensation plan under which equity securities of the Company are authorized for issuance to directors, officers or employees.

Plan Category	Number of common shares to be issued upon vesting of restricted shares	Weighted average grant date fair value	Number of common shares available for issuance under the Plan excluding unvested shares

Equity compensation plans approved by security holders	18,498	$7.29	2,850,507

Equity compensation plans not approved by security holders	-	-	-

Total	18,498	$7.29	2,850,507

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2020.

ITEM 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or Information Statement to be filed within 120 days following December 31, 2020.

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

Code of Ethics and Conflict of Interest Policy, dated March 27, 2019 (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019)

14.3	Code of Ethics and Conflict of Interest Policy, dated March 24, 2021 (filed herewith)
21	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 29, 2020)

23.1	Consent of RSM US LLP
31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101.INS#	XBRL Instance Document
101.SCH#	XBRL Schema Document
101.CAL#	XBRL Calculation Linkbase Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.DEF#	XBRL Presentation Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2021
Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Name: Joseph D. Perillo
Title: Executive Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert G. Russell Robert G. Russell	Chief Executive Officer (Principal Executive Officer)	March 30, 2021

/s/ Joseph D. Perillo Joseph D. Perillo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2021

/s/ Edward N. Constantino Edward N. Constantino	Director	March 30, 2021

/s/ Raymond B. Smyth Raymond B. Smyth	Director	March 30, 2021

/s/ Emile Van den Bol Emile Van den Bol	Director	March 30, 2021

/s/ Michael J. Weinbaum Michael J. Weinbaum	Director	March 30, 2021