Form 10-K/A
period 2020-12-31
PATRIOT NATIONAL BANCORP INC
filed 2021-04-30
CIK 1098146

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

(203) 252-5900

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $7.9 million based on the last sale price of the Common Stock as of June 30, 2020 (the last business day of the most recently completed second fiscal quarter).

There were 3,946,576 shares of the registrant’s Common Stock issued and outstanding as of April 30, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Annual Report on Form 10-K (the “Annual Report”) of Patriot National Bancorp, Inc. (“Patriot”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2020 was originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021, and this Amendment No. 1 is being filed solely to include responses to the items required by Part III of the Annual Report. This Amendment No. 1 does not reflect events occurring after March 30, 2021, the date of the filing of the Annual Report, or modify or update those disclosures that may have been affected by subsequent events.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 30, 2021 in connection with this Amendment No. 1 on Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 30, 2021.

TABLE OF CONTENTS

Page

PART III

Item 10. Directors, Executive Officers and Corporate Governance	4

Item 11. Executive Compensation	7

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10

Item 13. Certain Relationships and Related Transactions, and Director Independence	11

Item 14. Principal Accounting Fees and Services	11

PART IV

Item 15. Exhibits and Financial Statement Schedules	12

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors. Unless otherwise indicated, each person holds the same position(s) of both Patriot and Patriot Bank, N.A. (the “Bank”).

Name	Age	Position
Michael A. Carrazza	55	Director and Chairman of the Board of Directors
Robert G. Russell, Jr.	54	Director, President and Chief Executive Officer
Joseph D. Perillo	65	Executive Vice President and Chief Financial Officer
Frederick K. Staudmyer	65	Secretary and Chief Human Resources Officer of Patriot; Executive Vice President and Chief Administrative Officer of the Bank
Judith P. Corprew	59	Executive Vice President and Chief Compliance & Risk Officer of the Bank
Edward N. Constantino	74	Director
Raymond B. Smyth	75	Director
Emile Van den Bol	57	Director
Michael Weinbaum	54	Director

Our directors are pointed for one-year terms to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the Board of Directors and hold office until removed by the Board, subject to their respective employment agreements.

Michael A. Carrazza

Mr. Carrazza has been Chairman of the Board of Directors of the Company since 2010 and was Chief Executive Officer of the Company from August 2016 to July 2020. Mr. Carrazza is also CEO of Solaia Capital Advisors, an investment management company. In 2012, Mr. Carrazza led the spin-out of the Bank of Ireland’s U.S. Asset-Based Lending Group, now known as Siena Lending Group, and serves as its Chairman. In 2004, he co-founded Bard Capital Group where he sponsored several transactions in the industrial sector. From 2001 until 2003, he was principal at The Glen Rock Group, a middle market investment firm, where he structured and financed the buyout of International Surface Preparation Group, Inc. (“ISPC”) from U.S. Filter/Vivendi. He subsequently worked at ISPC as Vice President in the office of the Chairman, managing the company’s financings, restructure and subsequent sale. Mr. Carrazza led the financing and restructuring of Mitchell Madison Group and served on the firm’s Executive Team, where he assisted in the firm’s global expansion and managed its subsequent sale to US Web/CKS. Mr. Carrazza began his career at Goldman, Sachs & Co. Mr. Carrazza earned his MBA in Finance from The Stern School of Business at New York University and his B.S. in Electrical Engineering from The Pennsylvania State University.

Robert G. Russell, Jr.

Mr. Russell was appointed as President and Chief Executive Officer of the Company and the Bank in July 2020 and Director in September 2020. Mr. Russell has more than 30 years of community banking experience. Prior to joining the Company and the Bank, Mr. Russell served as Executive Vice President and Chief Operating Officer of Millington Bank of Morris and Somerset Counties of New Jersey from 2015 to 2020. Previously, he served as President and Chief Executive Officer of NJM Bank from 2013 to 2014, and before that, as its Chief Financial and Investment Officer from 2003 to 2013. Mr. Russell has led both institutions to achieve significant growth and increases in profitability. During the period of 1990 to 2003, Mr. Russell has also spent part of his career as an Internal Auditor and as a Controller for banking institutions of various asset sizes throughout the state of New Jersey. Mr. Russell earned his bachelor’s degree from Montclair State University and a is a graduate of the Graduate School of Banking at Colorado.

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

Frederick K. Staudmyer

Mr. Staudmyer has served as the Company’s Secretary and Chief Human Resources Officer since November 2014. He is also the Executive Vice President and Chief Administrative Officer of Patriot Bank, N.A., overseeing retail banking, human resources, retail and deposit operations, the customer support center, property development, facilities management, and marketing. Mr. Staudmyer previously served as Assistant Dean at Cornell University’s Johnson Graduate School of Management. Bringing more than 30 years of human resources, general management and corporate leadership experience, he has served at leading financial institutions where he directed talent acquisition and development, including this role at Chase Manhattan Bank, now JPMorgan Chase. He also served as President and COO at a national legal services and staffing company for over seven years. Mr. Staudmyer earned his MBA from the Johnson Graduate School of Management at Cornell and his Bachelor of Science at Cornell’s School of Industrial & Labor Relations. He has served on the board of directors of the MBA Career Services Council and as an Advisory Council Member of Cornell University’s Entrepreneurial and Personal Enterprise Program.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the issued and outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all Section 16(a) forms to the Company. Based solely upon a review of Section 16(a) forms filed with the SEC,, the Company noted that, during the fiscal year ended December 31, 2020, Edward N. Constantino, Raymond Smyth, Emile Van den Bol, Michael J. Weinbaum, Directors, were each late in filing a Form 4 on May 20, 2020 regarding a grant of shares; and Robert Russell was late in filing a Form 3 on July 21, 2020.

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

Code of Ethics We have a Code of Ethics that governs all of our employees, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer or persons performing similar functions. A copy of our Code of Ethics was filed as Exhibit 14.3 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021. We will provide a copy of our Code of Ethics free of charge to any person upon written request to us at the following address: 900 Bedford Street, Stamford, Connecticut 06901; Attn: Chief Financial Officer.

Board of Directors

The Board of Directors currently consists of six members. Directors serve for a one-year term until their successors are duly elected or appointed. The Board of Directors has designated a Compensation Committee, Asset Liability Committee, Audit Committee, Loan Committee, Nominating and Corporate Governance Committee, and Executive Committee of the Board.

-	Messrs. Constantino (chairman), Van den Bol and Weinbaum are members of the Compensation Committee;

-	Messrs. Russell (chairman), Constantino, Smyth, Van den Bol, and Weinbaum are members of the Asset Liability Committee;

-	Messrs. Constantino (chairman), Smyth, and Van den Bol are members of the Audit Committee;

-	Messrs. Van den Bol (chairman), Constantino, Russell and Smyth are members of the Loan Committee;

-	Messrs. Van den Bol (chairman), Carrazza, Constantino and Weinbaum are members of the Nominating and Corporate Governance Committee;

-	Messrs. Carrazza (chairman), Constantino, Smyth, and Van den Bol are members of the Executive Committee of the Board.

In addition to the above identical committees, the Board of Directors of the Bank also has a Compliance Committee. Messrs. Russell (chairman), Constantino and Smyth are members of the Compliance Committee.

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

Name and Principal Position(s)	Year	Salary	Bonus	Restricted Stock	All Other Annual Compensation		Total
Michael A. Carrazza	2020	$242,308	$—	$49,980	$12,370	(1)	$304,658
Chairman	2019	$300,000	$—	$49,980	$7,648	(1)	$357,628
Robert G. Russell (2)	2020	$126,923	$—	$—	$11,126	(1) (3)	$138,049
Director, President and Chief Executive Officer	2019	$—	$—	$—	$—		$—
Frederick K. Staudmyer	2020	$231,000	$10,000	$3,578	$23,277	(1)	$267,855
Secretary and Chief Human Resources Officer; Executive Vice President and Chief Administrative Officer of Patriot Bank, N.A.	2019	$230,077	$8,550	$17,341	$10,858	(1)	$266,826
Joseph D. Perillo	2020	$237,308	$15,000	$3,578	$29,599	(1) (4)	$285,485
Chief Financial Officer	2019	$233,462	$8,550	$4,570	$18,158	(1) (4)	$264,740
Judith P. Corprew	2020	$230,385	$25,000	$5,059	$9,954	(1)	$270,398
Executive Vice President and Chief Compliance & Risk Officer of the Bank, N.A.	2019	$220,077	$7,334	$7,897	$11,085	(1)	$246,393

(1)	Includes company matches for 401(k) contribution, HSA account, group term life insurance, and employer cost of healthcare.
(2)	Mr. Russell has served as President and Chief Executive Officer of the Company and the Bank since July 20, 2020.
(3)	Includes $2,750 car allowance for the year ended December 31, 2020.
(4)	Includes $6,000 and $6,000 car allowance for the year ended December 31, 2020 and 2019, respectively.

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

Patriot National Bancorp, Inc. 2020 Stock Plan

In 2011, the Company adopted the Patriot National Bancorp, Inc. 2012 Stock Plan (the “2012 Plan”), which was approved by shareholders in the 2011 annual meeting of shareholders. The 2012 Plan was amended in 2020 and renamed as the Patriot National Bancorp, Inc. 2020 Stock Plan (the “2020 Plan”). A copy of the 2020 Plan is filed hereto as an exhibit.

The 2020 Plan is administered by the Compensation Committee of the Company's Board of Directors. Grants under the 2020 Plan are made in the form of restricted stock. The 2020 Plan authorizes 3,000,000 shares of the Company's Common Stock for issuance.

Only directors and employees of the Company are eligible to receive grants of restricted stock under the 2020 Plan. The grants of restricted stock may be subject to vesting, in one or more installments, upon the happening of certain events, upon the passage of a certain period of time. The vesting of restricted stock awards and options may be accelerated in accordance with terms of the plan. The Compensation Committee shall make the terms and conditions applicable to the vesting of restricted stock awards.

Under the 2012 Plan (as amended and renamed as the 2020 Plan), 32,964 shares of restricted stock were awarded in 2013, 73,558 shares of restricted stock were awarded in 2014, 12,700 shares of restricted stock were awarded in 2015, 58,084 shares of restricted stock were awarded in 2016, 5,084 shares of restricted stock were awarded in 2017, 18,323 shares of restricted stock were awarded in 2018, 9,675 shares of restricted stock were awarded in 2019, and 12,484 shares of restricted stock were awarded in 2020.

Outstanding Equity Awards

The following table summarizes, for each of the named executive officers, the number of shares of restricted stock vested and not yet vested as of December 31, 2020:

		Stock Awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of number of unearned shares, units or other rights that have not vested ($)
Michael A. Carrazza	8,400	$149,940	-	-	2,800	$49,980
Frederick K. Staudmyer	5,894	$101,314	-	-	184	$2,856
Joseph D. Perillo	894	$15,314	-	-	184	$2,856
Judith P. Corprew	1,768	$28,656	-	-	158	$2,452

Director Compensation

The following table details the compensation paid to or accrued for each of Patriot’s non-management directors in the year ended December 31, 2020:

	Fees Earned or Paid in Cash	Cash Awards	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)	($)
Edward N. Constantino	93,625	-0-	18,819	-0-	-0-	-0-	-0-	112,444
Raymond Smyth	77,600	-0-	18,819	-0-	-0-	-0-	-0-	96,419
Emile Van den Bol	92,525	-0-	18,819	-0-	-0-	-0-	-0-	111,344
Michael J. Weinbaum	40,100	-0-	18,819	-0-	-0-	-0-	-0-	58,919

(1)	The table provides the dollar value of any restricted stock awards that vested during the period. The awards may have been granted during the current period or prior periods.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company has 3,000,000 shares of Common Stock authorized for issuance under the 2020 Plan, of which 2,845,031 shares of stock are available for issuance as of April 30, 2021. The following table sets for the certain information regarding our 2020 Plan:

Equity Compensation Plans --	Number of Outstanding Shares of Restricted Stock	Number of Shares Issuable upon exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Approved by the Stockholders	131,093	—	$—	2,845,031
Not Approved by the Stockholders	23,876	—	—	—
Totals	154,969	—		2,845,031

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides certain information about beneficial ownership of Common Stock of the Company as of April 30, 2021 with respect to: (i) each person, or group of affiliated persons, who is known to the Company to own more than five percent (5%) of Company Common Stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s directors and executive officers as a group.

Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of Common Stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 3,946,576 shares of Common Stock outstanding. In computing the number of shares of Common Stock beneficially owned by a person and applicable percentage of ownership of that person, we deemed outstanding shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of April 30, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each shareholder is in care of Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, CT 06901.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Class
Michael A. Carrazza	65,154	(1)	1.65%
Robert G. Russell, Jr.	5,000	(2)	*
Joseph D. Perillo	894		*
Frederick K. Staudmyer	3,019		*
Judith P. Corprew	1,868		*
Edward N. Constantino	9,893	(3)	*
Raymond Smyth	11,075	(4)	*
Emile Van den Bol	57,506		1.46%
Michael J. Weinbaum	13,893		*

All Directors and Executive Officers	168,302		4.26%

*	Less than one percent (1%)

(1)

Includes 12,221 shares held by Solaia Capital Management Profit Sharing Plan for the benefit of Mr. Carrazza and 52,933 vested shares directly owned by Mr. Carrazza, with regard to which Mr. Carrazza has sole voting and dispositive power.

(2)	Includes 2,500 shares held in an IRA FBO for the benefit of Mr. Russell.
(3)	Includes 1,000 shares held in a SEP IRA for the benefit of Mr. Constantino.
(4)	Includes 626 shares held in an IRA for the benefit of Mr. Smyth.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). There was one loan granted to a related party with an outstanding balance of $100,000 as of December 31, 2020. In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination these loans neither involved more than the normal risk of collectability nor presented any other unfavorable features.

As of December 31, 2020, deposits by related parties aggregated $189,000.

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

The following table sets forth the aggregate amounts of principal accounting fees we paid to our independent registered public accountants for professional services performed in fiscal years ended December 31, 2020 and 2019 for: (i) audit fees – consisting of fees billed for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) audit-related fees – consisting of fees billed for services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) tax fees – consisting of fees billed for services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees – consisting of fees billed for all other services rendered.

	Year Ended December 31,
	2020	2019
Audit fees (1)	$359,355	$392,710
Audit related fees (2)	-	15,750
All other fees	16,800	16,013
	$376,155	$424,473

(1)

Audit fees with respect to the year ended December 31, 2020 and 2019 represent fees billed to the Company by RSM for professional services rendered in connection with RSM’s quarterly reviews and annual audits.

(2)	Audit-related fees with respect to the year ending December 31, 2020 and 2019 represent fees paid to RSM.

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

The Audit Committee approved the audit-related fees, tax fees and all other fees set forth above for the years ended December 31, 2020 and 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) Index to Exhibits

10.1	Patriot National Bancorp, Inc. 2020 Restricted Stock Award Plan*

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO and CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT NATIONAL BANCORP, INC.

Date: April 30, 2021	By:	/s/ Robert G. Russell
Robert G. Russell
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)