Form 10-Q
period 2021-03-31
PATRIOT NATIONAL BANCORP INC
filed 2021-05-14
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 3,946,576 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2021	2020

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,593	$3,006
Interest bearing deposits	81,681	31,630
Total cash and cash equivalents	84,274	34,636
Investment securities:
Available-for-sale securities, at fair value	57,893	49,262
Other investments, at cost	4,450	4,450
Total investment securities	62,343	53,712

Federal Reserve Bank stock, at cost	2,744	2,783
Federal Home Loan Bank stock, at cost	4,503	4,503
Loans receivable (net of allowance for loan losses: 2021: $10,426 and 2020: $10,584)	666,250	719,596
Loans held for sale	2,829	1,217
Accrued interest and dividends receivable	6,270	6,620
Premises and equipment, net	33,128	33,423
Other real estate owned	1,216	1,906
Deferred tax asset, net	11,274	11,496
Goodwill	1,107	1,107
Core deposit intangible, net	331	343
Other assets	9,919	9,387
Total assets	$886,188	$880,729

Liabilities
Deposits:
Noninterest bearing deposits	$173,520	$158,676
Interest bearing deposits	519,358	526,980
Total deposits	692,878	685,656

Federal Home Loan Bank and correspondent bank borrowings	90,000	90,000
Senior notes, net	11,946	11,927
Subordinated debt, net	9,789	9,782
Junior subordinated debt owed to unconsolidated trust, net	8,112	8,110
Note payable	943	994
Advances from borrowers for taxes and insurance	2,158	3,786
Accrued expenses and other liabilities	6,425	7,255
Total liabilities	822,251	817,510

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; As of March 31, 2021: 4,018,013 shares issued; 3,944,272 shares outstanding; As of December 31, 2020: 4,017,313 shares issued; 3,943,572 shares outstanding;	106,363	106,329
Accumulated deficit	(41,738)	(42,592)
Accumulated other comprehensive loss	(688)	(518)
Total shareholders' equity	63,937	63,219
Total liabilities and shareholders' equity	$886,188	$880,729

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020

Interest and Dividend Income
Interest and fees on loans	$7,743	$10,033
Interest on investment securities	310	416
Dividends on investment securities	34	138
Other interest income	24	135
Total interest and dividend income	8,111	10,722

Interest Expense
Interest on deposits	785	3,200
Interest on Federal Home Loan Bank borrowings	733	697
Interest on senior debt	229	229
Interest on subordinated debt	234	268
Interest on note payable and other	4	5
Total interest expense	1,985	4,399

Net interest income	6,126	6,323

Provision for Loan Losses	-	804

Net interest income after provision for loan losses	6,126	5,519

Non-interest Income
Loan application, inspection and processing fees	63	53
Deposit fees and service charges	65	114
Gains on sales of loans	94	12
Rental income	130	131
Other income	90	111
Total non-interest income	442	421

Non-interest Expense
Salaries and benefits	2,216	3,861
Occupancy and equipment expense	920	949
Data processing expense	350	390
Professional and other outside services	852	784
Project expenses, net	10	94
Advertising and promotional expense	62	147
Loan administration and processing expense	24	24
Regulatory assessments	228	440
Insurance expense, net	60	70
Communications, stationary and supplies	145	120
Other operating expense	528	492
Total non-interest expense	5,395	7,371

Income (loss) before income taxes	1,173	(1,431)

Provision (benefit) for income taxes	319	(359)

Net income (loss)	$854	$(1,072)

Basic earnings (loss) per share	$0.22	$(0.27)
Diluted earnings (loss) per share	$0.22	$(0.27)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended March 31,
	2021	2020

Net income (loss)	$854	$(1,072)
Other comprehensive loss
Unrealized holding loss on securities	(229)	(1,808)
Income tax effect	59	466
Total other comprehensive loss	(170)	(1,342)
Comprehensive income (loss)	$684	$(2,414)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2021
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2020	3,943,572	$106,329	$(42,592)	$(518)	$63,219
Comprehensive income:
Net income	-	-	854	-	854
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(170)	(170)
Total comprehensive income	-	-	854	(170)	684
Share-based compensation expense	-	34	-	-	34
Vesting of restricted stock	700	-	-	-	-
Balance at March 31, 2021	3,944,272	$106,363	$(41,738)	$(688)	$63,937

	Three Month Ended March 31, 2020
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2019	3,930,669	$106,170	$(38,773)	$(403)	$66,994
Comprehensive (loss) income:
Net loss	-	-	(1,072)	-	(1,072)
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(1,342)	(1,342)
Total comprehensive loss	-	-	(1,072)	(1,342)	(2,414)
Share-based compensation expense	-	43	-	-	43
Vesting of restricted stock	2,172	-	-	-	-
Balance at March 31, 2020	3,932,841	$106,213	$(39,845)	$(1,745)	$64,623

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$854	$(1,072)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and accretion of investment premiums and discounts, net	89	44
Amortization and accretion of purchase loan premiums and discounts	285	190
Amortization of debt issuance costs	28	28
Amortization of core deposit intangible	12	18
Amortization of servicing assets of sold SBA loans	6	5
Provision for loan losses	-	804
Depreciation and amortization	384	392
Share-based compensation	34	43
Decrease (increase) in deferred income taxes	281	(390)
Originations of SBA loans held for sale	(2,805)	(2,566)
Proceeds from sale of SBA loans held for sale	1,006	144
Gains on sale of SBA loans held for sale, net	(94)	(12)
Net gain on sale of other real estate owned	(2)	-
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	350	(198)
Increase in other assets	(1,025)	(564)
Decrease in accrued expenses and other liabilities	(237)	(1,179)
Net cash used in operating activities	(834)	(4,313)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	1,886	-
Principal repayments on available-for-sale securities	3,066	1,635
Purchases of available-for-sale securities	(13,901)	-
Redemption of Federal Reserve Bank stock	39	-
Decrease in originated loans receivable, net	69,366	11,873
Purchases of loans receivable	(16,041)	(19,025)
Purchases of premises and equipment	(178)	(3)
Proceeds from sale of other real estate owned	692	-
Net cash provided by (used in) investing activities	44,929	(5,520)

Cash Flows from Financing Activities:
Increase in deposits, net	7,222	33,679
Repayments of FHLB borrowings	-	(10,000)
Principal repayments of note payable	(51)	(50)
Decrease in advances from borrowers for taxes and insurance	(1,628)	(1,044)
Net cash provided by financing activities	5,543	22,585

Net increase in cash and cash equivalents	49,638	12,752

Cash and cash equivalents at beginning of period	34,636	39,404

Cash and cash equivalents at end of period	$84,274	$52,156

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Three Months Ended March 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,836	$4,781
Cash paid for income taxes, net	$47	$3

Non-cash transactions:
(Decrease) increase in premises and equipment	$(130)	$133
Reclass of premises and equipment to implementation cost	$52	$-
Decrease (increase) in accrued expense and other liabilities	$78	$(133)

Transfers of SBA loans held for sale to loans receivable	$281	$280

Operating lease right-of-use assets	$-	$(57)
Operating lease liabilities	$-	$57

Capitalized servicing assets	$17	$2

Increase in interest rate swaps assets	$396	$601
Increase in interest rate swaps liabilities	$(396)	$(601)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 1.	Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements of Patriot National Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries Patriot Bank, N.A. (the “Bank”), Patriot National Statutory Trust I and PinPat Acquisition Corporation (collectively, “Patriot”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on the Annual Report on Form 10-K for the year ended December 31, 2020.

The consolidated balance sheet at December 31, 2020 presented herein has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the remainder of 2021.

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

We are unable to estimate the full impact of COVID-19 on our business and operations at this time. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. The pandemic could cause us to experience higher credit losses in our loan portfolio, impairment of our goodwill, additional valuation allowance associated with our net deferred tax assets, reduced demand for our products and services, or other negative impacts on our financial position, results of operations, and prospects.

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

The Federal Reserve System (the “Fed”) has taken, and continues to take, steps to support markets and the economy. Stimulus from Washington and the federal government, in spite of political hurdles and a change in presidential administrations, has also provided meaningful support. The new Biden administration has adopted another $1.9 trillion stimulus package in March 2021. The market expects the Fed Funds rate to remain at the effective lower bound near zero for an extended period of time. Henceforth, the Fed appears to be willing to let inflation run above the 2% target level, even when unemployment is very low, before removing accommodation.

Note 2.	Accounting Policies

Please refer to the summary of Significant Accounting Policies included in the Company’s 2020 Annual Report on Form 10-K for a list of all policies in effect as of December 31, 2020. The below summary is intended to provide updates or new policies required as a result of a new accounting standard or a change to the Company’s operations or assets that require a new or amended policy.

Employee Retention Credit

The CARES Act also provided for an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 70% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee throughout the year. The Company adopted a policy to recognize the employee retention credit when earned and to recognize the credit as a reduction to compensation and benefits expense on the Company’s consolidated statements of operations. Accordingly, the Company recorded an employee retention credit of $843,000 in the first quarter of 2021. The Company is currently in the process of filing for this credit.

Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted During 2021

Effective January 1, 2021, the following new Accounting Standards Updates (ASU) were adopted by the Company:

ASU 2019-12

ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU is effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have any impact on our consolidated financial statements.

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

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at March 31, 2021 and December 31, 2020 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2021:
U. S. Government agency mortgage-backed securities	$22,867	$109	$(289)	$22,687
Corporate bonds	18,013	272	(952)	17,333
Subordinated notes	9,040	115	(6)	9,149
SBA loan pools	8,336	-	(171)	8,165
Municipal bonds	564	-	(5)	559
	$58,820	$496	$(1,423)	$57,893

December 31, 2020:
U. S. Government agency mortgage-backed securities	$16,719	$131	$(17)	$16,833
Corporate bonds	18,014	260	(984)	17,290
Subordinated notes	9,036	97	(128)	9,005
SBA loan pools	5,627	-	(60)	5,567
Municipal bonds	564	3	-	567
	$49,960	$491	$(1,189)	$49,262

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of March 31, 2021 and December 31, 2020:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
March 31, 2021:
U. S. Government agency mortgage-backed securities	$14,055	$(288)	$77	$(1)	$14,132	$(289)
Corporate bonds	-	-	13,047	(952)	13,047	(952)
Subordinated notes	999	(1)	1,104	(5)	2,103	(6)
SBA loan pools	4,458	(127)	3,707	(44)	8,165	(171)
Municipal bonds	403	(5)	-	-	403	(5)
	$19,915	$(421)	$17,935	$(1,002)	$37,850	$(1,423)

December 31, 2020:
U. S. Government agency mortgage-backed securities	$5,797	$(14)	$1,476	$(3)	$7,273	$(17)
Corporate bonds	-	-	13,015	(984)	13,015	(984)
Subordinated notes	1,878	(122)	1,103	(6)	2,981	(128)
SBA loan pools	1,533	(12)	4,034	(48)	5,567	(60)
	$9,208	$(148)	$19,628	$(1,041)	$28,836	$(1,189)

At March 31, 2021 and December 31, 2020, 26 of 41 and 22 of 37 available-for-sale securities had unrealized losses with an aggregate decline of 3.6% and 4.0% from the amortized cost of those securities, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, subordinated notes, corporate debt, and municipal bonds. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. SBA government guaranteed loan pools securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, available-for-sale securities of $5.6 million and $6.1 million were pledged primarily to secure municipal deposits, respectively. The securities were pledged to the Federal Reserve Bank (“FRB”).

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of March 31, 2021 and December 31, 2020. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
March 31, 2021:
Corporate bonds	$4,013	$14,000	$-	$18,013	$4,285	$13,048	$-	$17,333
Subordinated notes	2,000	7,040	-	9,040	2,003	7,146	-	9,149
SBA loan pools	1,735	3,468	3,133	8,336	1,715	3,427	3,023	8,165
Municipal bonds	-	564	-	564	-	559	-	559
Available-for-sale securities with stated maturity dates	7,748	25,072	3,133	35,953	8,003	24,180	3,023	35,206
U. S. Government agency mortgage-backed securities	1,035	1,343	20,489	22,867	1,036	1,367	20,284	22,687
	$8,783	$26,415	$23,622	$58,820	$9,039	$25,547	$23,307	$57,893

December 31, 2020:
Corporate bonds	$4,014	$14,000	$-	$18,014	$4,274	$13,016	$-	$17,290
Subordinated notes	2,000	7,036	-	9,036	2,003	7,002	-	9,005
SBA loan pools	1,921	3,706	-	5,627	1,899	3,668	-	5,567
Municipal bonds	-	564	-	564	-	567	-	567
Available-for-sale securities with stated maturity dates	7,935	25,306	-	33,241	8,176	24,253	-	32,429
U. S. Government agency mortgage-backed securities	3,364	1,466	11,889	16,719	3,363	1,491	11,979	16,833
	$11,299	$26,772	$11,889	$49,960	$11,539	$25,744	$11,979	$49,262

During the three months ended March 31, 2021, the Bank purchased $10.9 million U.S. Government agency mortgage-backed securities and $3.0 million SBA government guaranteed loan pools securities. During the three months ended March 31, 2020, the Bank did not purchase any available-for-sale securities. There was no sale of available-for-sale securities in the three months ended March 31, 2021 and 2020.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 4.	Loans Receivable and Allowance for Loan and Lease Losses

As of March 31, 2021 and December 31, 2020, loans receivable, net, consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Loan portfolio segment:
Commercial Real Estate	$261,461	$282,378
Residential Real Estate	147,947	153,851
Commercial and Industrial	138,966	144,297
Consumer and Other	56,485	67,635
Construction	55,523	66,984
Construction to Permanent - CRE	16,294	15,035
Loans receivable, gross	676,676	730,180
Allowance for loan and lease losses	(10,426)	(10,584)
Loans receivable, net	$666,250	$719,596

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

During the three months ended March 31, 2021 and 2020, Patriot purchased $16.0 million and $4.1 million of residential real estate loans, respectively.

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

Patriot’s syndicated and leveraged loan portfolio, which totaled $44.8 million and $55.0 million at March 31, 2021 and December 31, 2020, respectively, are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings and provide diversification from Patriot’s typical direct-to-business lines of credit and term facilities. The Bank will participate in senior secured financings for public and privately-owned companies for acquisitions, working capital, recapitalizations, and general corporate purposes. The Bank’s strategy is to participate in these types of loan transaction in accordance with its internal policies.

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

In the first quarter of 2021, Patriot did not purchase any education loans. Education loans of $14.9 million were purchased during the three months ended March 31, 2020.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

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

SBA Loans

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $22.1 million and $21.6 million as of March 31, 2021 and December 31, 2020, respectively. During the three-month period ended March 31, 2021, $281,000 SBA loans previously classified as held for sale were transferred to held for investment.

Small Business Administration Paycheck Protection Program

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

Paycheck Protection Program loans are included in the commercial real estate loans and commercial and industrial loan classifications, and totaled $2.7 million as of March 31, 2021.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for the three months ended March 31, 2021 and 2020:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three months ended March 31, 2021
Allowance for loan and lease losses:
December 31, 2020	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584
Charge-offs	(42)	(3)	(209)	(18)	-	-	-	(272)
Recoveries	-	-	12	102	-	-	-	114
Provisions (credits)	(289)	533	537	3	(459)	(85)	(240)	-
March 31, 2021	$4,154	$1,909	$3,624	$382	$280	$77	$-	$10,426

Three months ended March 31, 2020
Allowance for loan and lease losses:
December 31, 2019	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115
Charge-offs	-	(1)	(4)	(39)	-	-	-	(44)
Recoveries	-	-	40	1	-	-	-	41
Provisions (credits)	361	83	14	231	126	(11)	-	804
March 31, 2020	$4,150	$1,120	$4,390	$534	$603	$119	$-	$10,916

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of March 31, 2021:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
March 31, 2021
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,414	$4	$501	$-	$-	$-	$-	$1,919
Collectively evaluated for impairment	2,740	1,905	3,123	382	280	77	-	8,507
Total allowance for loan and lease losses	$4,154	$1,909	$3,624	$382	$280	$77	$-	$10,426

Loans receivable, gross:
Individually evaluated for impairment	$17,025	$4,247	$6,532	$653	$-	$-	$-	$28,457
Collectively evaluated for impairment	244,436	143,700	132,434	55,832	55,523	16,294	-	648,219
Total loans receivable, gross	$261,461	$147,947	$138,966	$56,485	$55,523	$16,294	$-	$676,676

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of December 31, 2020:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2020
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,398	$4	$-	$10	$-	$-	$-	$1,412
Collectively evaluated for impairment	3,087	1,375	3,284	285	739	162	240	9,172
Total allowance for loan losses	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584

Loans receivable, gross:
Individually evaluated for impairment	$14,534	$3,962	$4,700	$1,187	$-	$-	$-	$24,383
Collectively evaluated for impairment	267,844	149,889	139,597	66,448	66,984	15,035	-	705,797
Total loans receivable, gross	$282,378	$153,851	$144,297	$67,635	$66,984	$15,035	$-	$730,180

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

Additionally, Patriot retains an independent third-party loan review expert to perform a semi-annual analysis of the results of its risk rating process. The review is based on a randomly selected sample of loans within established parameters (e.g., value, concentration), in order to assess and validate the risk ratings assigned to individual loans. Any changes to the assigned risk ratings, based on the quarterly review, are required to be approved by the Loan Committee.

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

Allowance for loan losses methodology

In 2021, the Company refined its methodology in determining the qualitative factors within the allowance for loan losses. Qualitative adjustments are aggregated into nine categories described in the Interagency Policy Statement (“Interagency Statement”) issued by the bank regulators. Within the statement, the following qualitative factors are considered:

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

The additional risk factor for special mention loans and substandard loans and the risk factor related to COVID-19 pandemic, were eliminated. The separate adjustment for Special Mention and Substandard loans within each pool is now incorporated into the factor for “Changes in the volume and loss severity of past due loans, the volume of non-accrual, and the volume and loss severity of adversely classified or graded loans”, which now includes adjustments for the percentage of Special Mention and Substandard loans in each portfolio segment. The COVID-19 factor was eliminated since, after more than a year into the pandemic, we consider that the impact on both the economy and our portfolio is now manifest in economic data (GDP, unemployment, retail sales, manufacturing output, etc.) and in our portfolio, as reflected by the volume of Special Mention and Substandard loans that have resulted from deterioration in borrower performance as a direct result of the pandemic.

The refining in methodology resulted in better alignment of the credit characteristics of the various risk grades and loan types with the calculated allowance, and did not have any impact on the provision in the first quarter of 2021.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of March 31, 2021.

(In thousands)	Performing (Accruing) Loans
As of March 31, 2021:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$517	$750	$-	$1,267	$210,720	$211,987	$-	$211,987
Special mention	-	-	-	-	25,072	25,072	-	25,072
Substandard	351	-	-	351	7,017	7,368	17,034	24,402
	868	750	-	1,618	242,809	244,427	17,034	261,461
Residential Real Estate:
Pass	$592	$-	$-	592	$139,059	139,651	-	139,651
Special mention	-	-	-	-	3,832	3,832	-	3,832
Substandard	-	-	-	-	-	-	4,464	4,464
	592	-	-	592	142,891	143,483	4,464	147,947
Commercial and Industrial:
Pass	$16	$3,000	$-	3,016	$94,467	97,483	-	97,483
Special mention	123	-	-	123	8,226	8,349	-	8,349
Substandard	2,077	-	-	2,077	28,525	30,602	2,532	33,134
	2,216	3,000	-	5,216	131,218	136,434	2,532	138,966
Consumer and Other:
Pass	$2	$5	$-	7	$55,801	55,808	-	55,808
Substandard	-	-	-	-	120	120	557	677
	2	5	-	7	55,921	55,928	557	56,485
Construction:
Pass	$866	$-	$-	866	$54,657	55,523	-	55,523
	866	-	-	866	54,657	55,523	-	55,523
Construction to Permanent - CRE:
Pass	$-	$724	$-	724	$15,570	16,294	-	16,294
	-	724	-	724	15,570	16,294	-	16,294

Total	$4,544	$4,479	$-	$9,023	$643,066	$652,089	$24,587	$676,676

Loans receivable, gross:
Pass	$1,993	$4,479	$-	$6,472	$570,274	$576,746	$-	$576,746
Special mention	123	-	-	123	37,130	37,253	-	37,253
Substandard	2,428	-	-	2,428	35,662	38,090	24,587	62,677
Loans receivable, gross	$4,544	$4,479	$-	$9,023	$643,066	$652,089	$24,587	$676,676

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following tables summarize performing and non-performing loans (i.e., non-accruing) receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2020.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2020:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$-	$-	$-	$-	$230,824	$230,824	$-	$230,824
Special mention	-	-	-	-	25,658	25,658	-	25,658
Substandard	354	-	9	363	10,999	11,362	14,534	25,896
	354	-	9	363	267,481	267,844	14,534	282,378
Residential Real Estate:
Pass	478	361	-	839	145,298	146,137	-	146,137
Special mention	-	-	-	-	3,860	3,860	-	3,860
Substandard	-	-	-	-	-	-	3,854	3,854
	478	361	-	839	149,158	149,997	3,854	153,851
Commercial and Industrial:
Pass	-	209	-	209	102,131	102,340	-	102,340
Special mention	-	4,000	-	4,000	8,881	12,881	-	12,881
Substandard	603	113	-	716	27,660	28,376	700	29,076
	603	4,322	-	4,925	138,672	143,597	700	144,297
Consumer and Other:
Pass	1	-	7	8	66,589	66,597	-	66,597
Substandard	-	-	-	-	121	121	917	1,038
	1	-	7	8	66,710	66,718	917	67,635
Construction:
Pass	-	2,351	-	2,351	64,633	66,984	-	66,984
	-	2,351	-	2,351	64,633	66,984	-	66,984
Construction to Permanent - CRE:
Pass	-	-	-	-	15,035	15,035	-	15,035
	-	-	-	-	15,035	15,035	-	15,035

Total	$1,436	$7,034	$16	$8,486	$701,689	$710,175	$20,005	$730,180

Loans receivable, gross:
Pass	$479	$2,921	$7	$3,407	$624,510	$627,917	$-	$627,917
Special mention	-	4,000	-	4,000	38,399	42,399	-	42,399
Substandard	957	113	9	1,079	38,780	39,859	20,005	59,864
Loans receivable, gross	$1,436	$7,034	$16	$8,486	$701,689	$710,175	$20,005	$730,180

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of March 31, 2021 and December 31, 2020:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of March 31, 2021:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$4,658	$4,658	$12,376	$17,034
Residential Real Estate:
Substandard	-	23	2,122	2,145	2,319	4,464
Commercial and Industrial:
Substandard	1,786	63	683	2,532	-	2,532
Consumer and Other:
Substandard	-	-	30	30	527	557
Total non-accruing loans	$1,786	$86	$7,493	$9,365	$15,222	$24,587

As of December 31, 2020:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$5,723	$5,723	$8,811	$14,534
Residential Real Estate:
Substandard	-	-	2,884	2,884	970	3,854
Commercial and Industrial:
Substandard	-	-	700	700	-	700
Consumer and Other:
Substandard	22	-	91	113	804	917
Total non-accruing loans	$22	$-	$9,398	$9,420	$10,585	$20,005

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $255,000 and $191,000 would have been recognized during the three months ended March 31, 2021 and 2020, respectively.

Interest income collected and recognized on non-accruing loans for the three months ended March 31, 2021 and 2020 was $48,000 and $28,000, respectively.

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

All interest accrued, but not collected for loans that are placed on non-accrual status or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, after at least six months of timely payment history. Management considers all non-accrual loans and Trouble Debt Restructurings (“TDR”) for impaired loans. In most cases, loan payments that are past due less than 90 days, well-secured, and in the process of collection are not considered impaired. The Bank considers loans under $100,000 and consumer installment loans to be pools of smaller homogeneous loan balances, and therefore are collectively evaluated for impairment, and not individually measured for impairment.

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

The following table summarizes the recorded investment in TDRs as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021		December 31, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Loan portfolio segment:
Commercial Real Estate	1	$8,811	2	$9,884
Residential Real Estate	3	912	3	928
Commercial and Industrial	1	4,000	1	4,000
Consumer and Other	4	774	5	1,074
Total TDR Loans	9	14,497	11	15,886
Less:
TDRs included in non-accrual loans	4	(10,120)	6	(11,508)
Total accrual TDR Loans	5	$4,377	5	$4,378

During the three months ended March 31, 2021 and 2020, no loans were modified as TDR.

The loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, extending the interest-only payment period, or substituting or adding a co-borrower or guarantor. There were no defaults of TDRs during the three months ended March 31, 2021 and 2020. At March 31, 2021 and December 31, 2020, there were no commitments to advance additional funds under TDRs.

The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2021 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2021. In addition, on April 7, 2020, a group of banking regulatory agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs. The Bank had modified $232.7 million of loans to borrowers to defer the payment of interest and/or principal for up to 180 days, and approximately $37.7 million of loans remained on deferment as of March 31, 2021. According to regulatory guidance and CARES Act, these modified loans were not TDRs as of March 31, 2021.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Impaired Loans

The following table reflects information about the impaired loans by class as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021			December 31, 2020
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$8,214	$9,135	$-	$5,723	$6,644	$-
Residential Real Estate	4,138	4,212	-	3,853	3,900	-
Commercial and Industrial	4,684	4,803	-	4,700	4,816	-
Consumer and Other	653	678	-	1,177	1,332	-
	17,689	18,828	-	15,453	16,692	-
With a related allowance recorded:
Commercial Real Estate	$8,820	$8,820	$1,415	8,811	8,811	1,398
Residential Real Estate	435	452	8	109	109	4
Commercial and Industrial	1,848	2,063	501	-	-	-
Consumer and Other	172	204	2	10	10	10
	11,275	11,539	1,926	8,930	8,930	1,412

Impaired Loans, Total:
Commercial Real Estate	17,034	17,955	1,415	14,534	15,455	1,398
Residential Real Estate	4,573	4,664	8	3,962	4,009	4
Commercial and Industrial	6,532	6,866	501	4,700	4,816	-
Consumer and Other	825	882	2	1,187	1,342	10
Impaired Loans, Total	$28,964	$30,367	$1,926	$24,383	$25,622	$1,412

The following tables summarize additional information regarding impaired loans by class for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In thousands)	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,078	$-	$3,467	$-
Residential Real Estate	4,248	13	3,578	20
Commercial and Industrial	2,745	46	2,082	1
Consumer and Other	945	6	851	8
	14,016	65	9,978	29
With a related allowance recorded:
Commercial Real Estate	8,813	-	8,808	1
Residential Real Estate	190	3	28	2
Commercial and Industrial	462	26	-	-
Consumer and Other	47	2	51	1
	9,512	31	8,887	4
Impaired Loans, Total:
Commercial Real Estate	14,891	-	12,275	1
Residential Real Estate	4,438	16	3,606	22
Commercial and Industrial	3,207	72	2,082	1
Consumer and Other	992	8	902	9
Construction	-	-	-	-
Impaired Loans, Total	$23,528	$96	$18,865	$33

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. Based on the ongoing monitoring and analysis of the loan portfolio, thirty-three loans were identified as impaired, with a total recorded balance of $29.0 million as of March 31, 2021, for which $1.9 million specific reserves were established. Twenty-three out of thirty-three impaired loans were individually evaluated for impairment, and the remaining ten impaired loans with balances under $100,000, were collectively evaluated, and not individually evaluated for impairment.

At December 31, 2020, exposure to the impaired loans was related to twenty-six borrowers. Total recorded balance was $24.4 million, for which $1.4 million special reserves were established. All impaired loans were evaluated individually.

For collateral dependent loans, appraisal reports of the underlying collateral, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were first reduced by a 5.8% discount to reflect the Bank’s experience selling Other Real Estate Owned (OREO) properties, and were further reduced by 8% in selling costs, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.

Loans not requiring specific reserves had fair values exceeding the total recorded investment, supporting the net investment in the loan which includes principal balance, unamortized fees and costs and accrued interest, if any. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.

Note 5.	Loans Held for Sale

SBA loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of March 31, 2021, SBA loans held for sale, consisted of $1.9 million SBA commercial real estate loans and $938,000 SBA commercial and industrial loans, respectively. As of December 31, 2020, SBA loans held for sale only consisted of $1.2 million of SBA commercial and industrial loans. During the three months ended March 31, 2021, $281,000 SBA loans previously classified as held for sale were transferred to held for investment.

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

Serviced loans sold to others are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $20.0 million and $19.4 million at March 31, 2021 and December 31, 2020, respectively. The servicing asset has a carrying value of $327,000 and fair value of $391,000 at March 31, 2021. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the consolidated balance sheets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2021 and 2020:

(In thousands)	Three Months Ended March 31,
	2021	2020
Beginning balance	$316	$201
Servicing rights capitalized	17	2
Servicing rights amortized	(6)	(5)
Ending balance	$327	$198

Note 6.	Goodwill and Other Intangible Assets

On May 10, 2018 the Company completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT. The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.

The assets acquired and liabilities assumed from Prime Bank were recorded at their fair value as of the closing date of the acquisition. Goodwill of $2.1 million was recorded at the time of the acquisition, and was adjusted to $1.7 million as of December 31, 2018, primarily due to updating of fair value of the core deposit intangible and adjustment of cash and contingent consideration. The goodwill was further adjusted to $1.1 million as a result of reducing the estimated amount to be paid pursuant to certain problem loans pending resolution by $621,000 as of May 10, 2019. As of December 31, 2020, a purchase price adjustment of $556,000 was recognized to project expenses on the consolidated statements of operations. The charge represented an adjustment to the earlier estimate of the final purchase price upon final settlement of the litigation related to a dispute over the final purchase price in 2020. The goodwill is all deductible for income taxes over 15 years.

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

The Company did not perform an interim goodwill test in the first quarter of 2021 as no events occurred which would trigger an impairment assessment.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 7.	Deposits

The following table presents the balance of deposits held, by category as of March 31, 2021 and December 31, 2020.

(In thousands)	March 31,	December 31,
	2021	2020
Non-interest bearing	$173,520	$158,676
Interest bearing:
NOW	34,433	30,529
Savings	103,025	98,635
Money market	131,844	146,389
Certificates of deposit, less than $250,000	165,130	160,968
Certificates of deposit, $250,000 or greater	66,470	49,172
Brokered deposits	18,456	41,287
Interest bearing, Total	519,358	526,980
Total Deposits	$692,878	$685,656

On July 22, 2020, the Company completed the purchase of prepaid debit card deposits of $50.0 million from a prominent national provider and processor of prepaid debit cards for corporate, consumer and government clients. The prepaid debit card deposits are included in the non-interest-bearing deposits, which totaled approximately $68.8 million and $59.3 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$146,767	$45,491	$16,957	$209,215
More than 1 year through 2 years	14,345	19,978	1,000	35,323
More than 2 years through 3 years	2,667	751	-	3,418
More than 3 years through 4 years	1,074	250	499	1,823
More than 4 years through 5 years	277	-	-	277
	$165,130	$66,470	$18,456	$250,056

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 8.	Derivatives

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

Patriot entered two initial interest rate swaps under the program in November 2018, and another two swaps were entered into in May 2019. As of March 31, 2021 and December 31, 2020, Patriot had cash pledged for collateral on its interest rate swaps of $1.4 million and $1.4 million, respectively. This collateral is included in other assets on the consolidated balance sheets.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
March 31, 2021
Classified in Other Assets:
Customer interest rate swap	$4,911	8.1	5.25%	1 Mo. LIBOR + 1.96%	$687
Customer interest rate swap	1,422	8.3	4.38%	1 Mo. LIBOR + 2.00%	104

Classified in Other Liabilities:
3rd party interest rate swap	$4,911	8.1	5.25%	1 Mo. LIBOR + 1.96%	$(687)
3rd party interest rate swap	1,422	8.3	4.38%	1 Mo. LIBOR + 2.00%	(104)

December 31, 2020
Classified in Other Assets:
Customer interest rate swap	$4,911	8.3	5.25%	1 Mo. LIBOR + 1.96%	$997
Customer interest rate swap	1,431	8.5	4.38%	1 Mo. LIBOR + 2.00%	190

Classified in Other Liabilities:
3rd party interest rate swap	$4,911	8.3	5.25%	1 Mo. LIBOR + 1.96%	$(997)
3rd party interest rate swap	1,431	8.5	4.38%	1 Mo. LIBOR + 2.00%	(190)

Note 9.	Share-Based Compensation and Employee Benefit Plan

In 2011, the Company adopted the Patriot National Bancorp, Inc. 2012 Stock Plan (the “2012 Plan”). The 2012 Plan was amended in 2020 and renamed as the Patriot National Bancorp, Inc. 2020 Stock Plan (the “2020 Plan”). A copy of the 2020 Plan was filed as Exhibit 10.1 to the Company’s Amendment No. 1 on Form 10-K/A filed on April 30, 2021. The 2020 Plan provides an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”).

The 2020 Plan authorizes 3,000,000 shares of the Company’s Common Stock for issuance. As of March 31, 2021, 2,850,507 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares and changes for the three months ended March 31, 2021 and 2020:

Three months ended March 31, 2021:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	18,498	$7.29
Vested	(700)	$17.85
Unvested at March 31, 2021	17,798	$6.88

Three months ended March 31, 2020:
Unvested at December 31, 2019	21,470	$12.91
Vested	(2,172)	$14.56
Unvested at March 31, 2020	19,298	$12.73

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

For the three months ended March 31, 2021 and 2020, the Company recognized total share-based compensation expense of $34,000 and $43,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $15,000 and $25,000, respectively. Included in share-based compensation expense were $19,000 and $18,000 attributable to Patriot’s external directors, who received total compensation of $94,000 and $117,000 for each of those periods, respectively, which amounts are included in other operating expenses in the consolidated statements of operations.

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of March 31, 2021 amounted to $149,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 1.71 years.

Dividends

The Company has not paid any dividends since 2020 and has temporarily suspended dividend payments pending resolution of the economic uncertainties associated with the Coronavirus pandemic.

Retirement Plan

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent of an employee's annual compensation. During the three months ended March 31, 2021 and 2020, compensation expense under the 401K aggregated $48,000 and $89,000, respectively.

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

The following table summarizes the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2021 and 2020:

(Net income (loss) in thousands)	Three Months Ended March 31,
	2021	2020
Basis earnings (loss) per share:
Net income (loss) attributable to Common shareholders	$854	$(1,072)
Divided by:
Weighted average shares outstanding	3,943,580	3,931,388

Basic earnings (loss) per common share	$0.22	$(0.27)

Diluted earnings (loss) per share:
Net income (loss) attributable to Common shareholders	$854	$(1,072)

Weighted average shares outstanding	3,943,580	3,931,388

Effect of potentially dilutive restricted common shares	1,540	- (1)

Divided by:
Weighted average diluted shares outstanding	3,945,120	3,931,388

Diluted earnings (loss) per common share	$0.22	$(0.27)

(1)	The weighted average diluted shares outstanding does not include 10,112 anti-dilutive restricted common shares for the three months ended March 31, 2020.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 11.	Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments with credit risk at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Commitments to extend credit:
Unused lines of credit	$62,473	$61,622
Undisbursed construction loans	19,302	25,232
Home equity lines of credit	18,779	19,240
Future loan commitments	27,645	15,696
Financial standby letters of credit	564	604
	$128,763	$122,394

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a reserve for credit loss of $8,000 and $8,000 as of March 31, 2021 and December 31, 2020, respectively, which is included in accrued expenses and other liabilities.

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

The Agreement states that the Board of the Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the allowance for loan and lease losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement, the Bank agreed to provide a revised written 3-year strategic and capital plan for the Bank. The Bank provided the documents and policies requested in the Agreement. To date, the Bank has addressed each of the items identified in the Agreement and is currently working collaboratively with the OCC to bring all matters to full resolution. Further details pertaining to the Agreement were provided in Part II Item 9B: Other information included on the Annual Report on Form 10-K for the year ended December 31, 2018.

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

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The Bank did not adopt the CBLR framework at March 31, 2021 but retains the option to adopt the framework in a future period.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The Company’s and the Bank’s regulatory capital amounts and ratios at March 31, 2021 and December 31, 2020 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	$88,039	11.804	$87,428	11.132	$98,538	13.317	$97,608	12.510
To be Well Capitalized(1)	-	-	-	-	73,994	10.000	78,026	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	77,693	10.500	81,927	10.500
For capital adequacy	59,665	8.000	62,827	8.000	59,195	8.000	62,421	8.000

Tier 1 Capital (to risk weighted assets):
Actual	68,703	9.212	67,602	8.608	89,274	12.065	87,844	11.258
To be Well Capitalized(1)	-	-	-	-	59,195	8.000	62,421	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	62,895	8.500	66,322	8.500
For capital adequacy	44,749	6.000	47,120	6.000	44,396	6.000	46,815	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	60,703	8.139	59,602	7.589	89,274	12.065	87,844	11.258
To be Well Capitalized(1)	-	-	-	-	48,096	6.500	50,717	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	51,796	7.000	54,618	7.000
For capital adequacy	33,562	4.500	35,340	4.500	33,297	4.500	35,112	4.500

Tier 1 Leverage Capital (to average assets):
Actual	68,703	7.791	67,602	7.539	89,274	10.122	87,844	9.794
To be Well Capitalized(1)	-	-	-	-	79,378	9.000	80,721	9.000
For capital adequacy	35,272	4.000	35,868	4.000	35,279	4.000	35,876	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.
(2)

The Capital Conservation Buffer implemented by the FDIC began to be phased in beginning January 1, 2016. It was not applicable to periods prior to that date and does not apply to bank holding companies - the Company.

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that may be distributed to shareholders or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conversation buffer of 2.5% has been included in the minimum capital adequacy ratios in the 2021 and 2020 column above.

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. As of March 31, 2021, Patriot satisfies all regulatory capital adequacy requirements on a fully phased-in basis.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

On January 22, 2019, based on its supervisory profile, the Bank was notified by the OCC that it established individual minimum capital ratios for the Bank. Specifically, the Bank is required to maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital to risk-weighted assets of 11.0%.

At March 31, 2021, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of 10.1% of adjusted total assets of $89.3 million, which is above the well-capitalized required level of 9.0%; and total risk-based capital of $98.5 million, or 13.3% of risk-weighted assets, which is above the well-capitalized required level of 11.0% of risk weighted assets. At December 31, 2020, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $87.8 million, or 9.8% of adjusted total assets, which is above the well-capitalized required level of 9.0%; total risk-based capital of $97.6 million, or 12.5% of risk-weighted assets, which is above the well-capitalized required level of 11.0% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized as of March 31, 2021 and December 31, 2020. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

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

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.45 million. This investment is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both March 31, 2021 and December 31, 2020 due to its short-term nature.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of March 31, 2021 and December 31, 2020:

(In thousands)		March 31, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,593	$2,593	$3,006	$3,006
Interest-bearing deposits due from banks	Level 1	81,681	81,681	31,630	31,630
Available-for-sale securities	Level 2	57,893	57,893	49,262	49,262
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,744	2,744	2,783	2,783
Federal Home Loan Bank stock	Level 2	4,503	4,503	4,503	4,503
Loans receivable, net	Level 3	666,250	663,233	719,596	716,822
Loans held for sale	Level 2	2,829	3,008	1,217	1,343
SBA servicing assets	Level 3	327	391	316	375
Other real estate owned	Level 2	1,216	1,216	1,906	1,906
Accrued interest receivable	Level 2	6,270	6,270	6,620	6,620
Interest rate swap receivable	Level 2	791	791	1,187	1,187

Financial assets, total		$831,547	$828,773	$826,476	$823,887

Financial Liabilities:
Demand deposits	Level 2	$173,520	$173,520	$158,676	$158,676
Savings deposits	Level 2	103,025	103,025	98,635	98,635
Money market deposits	Level 2	131,844	131,844	146,389	146,389
NOW accounts	Level 2	34,433	34,433	30,529	30,529
Time deposits	Level 2	231,600	232,326	210,140	210,882
Brokered deposits	Level 1	18,456	18,675	41,287	41,643
FHLB borrowings	Level 2	90,000	96,322	90,000	97,293
Senior notes	Level 2	11,946	12,022	11,927	12,028
Subordinated debt	Level 2	9,789	10,072	9,782	10,125
Junior subordinated debt owed to unconsolidated trust	Level 2	8,112	8,112	8,110	8,110
Note payable	Level 3	943	916	994	997
Accrued interest payable	Level 2	693	693	572	572
Interest rate swap liability	Level 2	791	791	1,187	1,187

Financial liabilities, total		$815,152	$822,751	$808,228	$817,066

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of March 31, 2021 and December 31, 2020:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2021:
U. S. Government agency mortgage-backed securities	$-	$22,687	$-	$22,687
Corporate bonds	-	17,333	-	17,333
Subordinated notes	-	9,149	-	9,149
SBA loan pools	-	8,165	-	8,165
Municipal bonds	-	559	-	559
Available-for-sale securities	$-	$57,893	$-	$57,893

Interest rate swap receivable	$-	$791	$-	$791

Interest rate swap liability	$-	$791	$-	$791

December 31, 2020:
U. S. Government agency mortgage-backed securities	$-	$16,833	$-	$16,833
Corporate bonds	-	17,290	-	17,290
Subordinated notes	-	9,005	-	9,005
SBA loan pools	-	5,567	-	5,567
Municipal bonds	-	567	-	567
Available-for-sale securities	$-	$49,262	$-	$49,262

Interest rate swap receivable	$-	$1,187	$-	$1,187

Interest rate swap liability	$-	$1,187	$-	$1,187

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

During the three months ended March 31, 2021 and 2020, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2021:
Impaired loans, net	$26,538	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

Other Real Estate Owned	1,216	Real Estate Appraisals	Discount for appraisal type		5.84%

SBA servicing assets	391	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2020:
Impaired loans, net	$22,971	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

Other Real Estate Owned	1,906	Real Estate Appraisals	Discount for appraisal type		5.84%

SBA servicing assets	375	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

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

The estimated fair value amounts have been measured as of March 31, 2021 and December 31, 2020, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

(11) the application of generally accepted accounting principles in the United States of America (“U.S. GAAP”), consistently applied;

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

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021 (the “2020 Form 10-K”) and the consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan and lease losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets, the impairment of goodwill, the valuation of derivatives, and the valuation of servicing assets as certain of the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the 2020 Form 10-K for additional information.

Summary

The Company reported net income for the first quarter of 2021 of $854,000 ($0.22 basic and diluted earnings per share), compared to a net loss of $1.1 million ($0.27 basic and diluted loss per share) for the first quarter of 2020. The income before income taxes was $1.2 million for first quarter of 2021, as compared to $1.4 million loss before taxes for the first quarter of 2020.

The pretax income before recognizing a payroll tax credit of $843,000 under the Employee Retention Credit program of the CARES Act, was $330,000 in the first quarter of 2021. The return to profitability in the first quarter was attributable to improving net interest margins, core deposit growth lower operating expenses, and a lower loan loss provision. These factors were partially offset by a lower loan balance as loan payoffs outpaced new loan originations. Further improvements in profitability are projected as loan balances begin to grow and SBA loan and sale activity accelerates.

In addition, the Company continues to work collaboratively with the OCC and intends to fully resolve all matters associated with the OCC Formal Agreement.

Financial Condition

As of March 31, 2021, total assets increased to $886.2 million, as compared to $880.7 million at December 31, 2020. Net Loan portfolio decreased $53.3 million or 7.4% from $719.6 million at December 31, 2020 to $666.3 million at March 31, 2021. Deposits increased $7.2 million or 1.1% from $685.7 million at December 31, 2020 to $692.9 million at March 31, 2021.

Cash and Cash Equivalents

Cash and cash equivalents increased $49.7 million, from $34.6 million at December 31, 2020 to $84.3 million at March 31, 2021. The increase in 2021 was primarily attributable to increasing retail deposits and net decrease in loan portfolio through paydown of the loans - both of which are currently invested in short term cash positions. The Company’s liquidity position is strong with liquid assets rising to 15.8% of total assets at March 31, 2021.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(In thousands)	March 31,	December 31,	Increase / (Decrease)
	2021	2020	($)	(%)
U. S. Government agency mortgage-backed securities	$22,687	$16,833	$5,854	34.78%
Corporate bonds	17,333	17,290	43	0.25%
Subordinated notes	9,149	9,005	144	1.60%
SBA loan pools	8,165	5,567	2,598	46.67%
Municipal bonds	559	567	(8)	-1.41%
Total Available-for-Sale Securities, at fair value	57,893	49,262	8,631	17.52%

Other Investments, at cost	4,450	4,450	-	0.00%

	$62,343	$53,712	$8,631	16.07%

Total investments increased by $8.6 million or 16.07%, from $53.7 million at December 31, 2020 to $62.3 million at March 31, 2021. This increase was primarily attributable to purchases of $10.9 million U.S. Government agency mortgage-backed securities and $3.0 million SBA loan pools, which was offset by repayments of $3.1 million principal and maturity of $1.9 million of available-for-sale securities. There were no sales of available-for-sale securities in the three months ended March 31, 2021 and 2020.

Loans held for investment

The following table provides the composition of the Company’s loan held for investment portfolio as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$261,461	38.63%	$282,378	38.68%
Residential Real Estate	147,947	21.86%	153,851	21.07%
Commercial and Industrial	138,966	20.54%	144,297	19.76%
Consumer and Other	56,485	8.35%	67,635	9.26%
Construction	55,523	8.21%	66,984	9.17%
Construction to permanent - CRE	16,294	2.41%	15,035	2.06%
Loans receivable, gross	676,676	100.00%	730,180	100.00%
Allowance for loan losses	(10,426)		(10,584)
Loans receivable, net	$666,250		$719,596

The Company’s gross loan portfolio decreased $53.5 million, from $730.2 million at December 31, 2020 to $676.7 million at March 31, 2021. The decrease in loans was primarily attributable to $69.4 million net paydown of the loans, which was partially offset by $16.0 million in purchases of loans receivable.

SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of March 31, 2021 and December 31, 2020, SBA loans included in the commercial and industrial loan were $15.8 million and $15.9 million, respectively. SBA loans included in the commercial real estate loans were $6.3 million and $5.7 million, respectively.

At March 31, 2021, the net loan to deposit ratio was 96% and the net loan to total assets ratio was 75%. At December 31, 2020, these ratios were 105% and 82%, respectively.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses decreased $158,000 or 1.5% from $10.6 million at December 31, 2020 to $10.4 million at March 31, 2021. The decrease was primarily attributable to the net charge-off of $158,000 in the first quarter of 2021.

Based upon the overall assessment and evaluation of the loan portfolio at March 31, 2021, management believes $10.4 million in the allowance for loan and lease losses, which represented 1.5% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan and lease losses:

	Three Month Ended March 31,
(In thousands)	2021	2020

Balance at beginning of the period	$10,584	$10,115
Charge-offs:
Commercial Real Estate	(42)	-
Residential Real Estate	(3)	(1)
Commercial and Industrial	(209)	(4)
Consumer and Other	(18)	(39)
Total charge-offs	(272)	(44)
Recoveries:
Commercial and Industrial	12	40
Consumer and Other	102	1
Total recoveries	114	41

Net charge-offs	(158)	(3)
Provision charged to earnings	-	804
Balance at end of the period	$10,426	$10,916

Ratios:
Net charge-offs to average loans	(0.022)%	(0.000)%
Allowance for loan losses to total loans	1.54%	1.33%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment:

(In thousands)	March 31, 2021		December 31, 2020
Allowance for loan and lease losses	Amount	%	Amount	%
Commercial Real Estate	$4,154	39.84%	$4,485	42.37%
Residential Real Estate	1,909	18.31%	1,379	13.03%
Commercial and Industrial	3,624	34.76%	3,284	31.03%
Consumer and Other	382	3.66%	295	2.79%
Construction	280	2.69%	739	6.98%
Construction to permanent - CRE	77	0.74%	162	1.53%
Unallocated	-	0.00%	240	2.27%
Total	$10,426	100.00%	$10,584	100.00%

Non-performing Assets

The following table presents non-performing assets as of March 31, 2021 and December 31, 2020:

(In thousands)
	March 31, 2021	December 31, 2020
Non-accruing loans:
Commercial Real Estate	$17,034	$14,534
Residential Real Estate	4,464	3,854
Commercial and Industrial	2,532	700
Consumer and Other	557	917
Total non-accruing loans	24,587	20,005

Loans past due over 90 days and still accruing	-	16
Other real estate owned	1,216	1,906
Total nonperforming assets	$25,803	$21,927

Nonperforming assets to total assets	2.91%	2.49%
Nonperforming loans to total loans, net	3.69%	2.78%

The $24.6 million of non-accrual loans at March 31, 2021 was comprised of 28 borrowers, for which a specific reserve of $1.9 million was established. Four TDR loans of total $10.1 million were included in the non-accrual loans. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate. Non-accrual loans are included in the impaired loans. The Bank evaluated the impaired loans and determined that a specific reserve of $1.9 million was established as of March 31, 2021.

As of December 31, 2020, the $20.0 million of non-accrual loans was comprised of 21 borrowers, for which a specific reserve of $1.4 million was established. Six TDR loans of total $11.5 million were included in the non-accrual loans as of December 31, 2020.

Loans held for sale

SBA loans held for sale totaled $2.8 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. SBA loans held for sale at March 31, 2021, consisted of $1.9 million commercial real estate and $938,000 commercial and industrial loans, respectively. SBA loans held for sale at December 31, 2020, consisted entirely of $1.2 million commercial and industrial loans.

Goodwill

The Company completed its acquisition of Prime Bank in May 2018, and recorded $1.1 million of goodwill after adjustments as of May 10, 2019. No further adjustment to the goodwill was made as of March 31, 2021.

Deferred Taxes

Deferred tax assets were $11.3 million and $11.5 million at March 31, 2021 and December 31, 2020, respectively. Deferred tax assets consists predominately of net operating losses, capitalized costs and allowances for loan losses.

The effective tax rate for the three months ended March 31, 2021 was 27.2%, compared to the effective tax (benefit) rate of (25.1%) for the three months ended March 31, 2020. The Company’s effective rates for both periods were affected primarily by states taxes and non-deductible expenses.

Patriot anticipates utilizing the net operating loss carry forwards to reduce income taxes otherwise payable on current and future years taxable income.

Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and net operating loss carry-forwards that do not begin to expire until the year 2030. Based upon this evidence, management recorded a valuation allowance of $1.9 million as of December 31, 2020. Patriot continues to maintain the valuation allowance of $1.9 million as of March 31, 2021.

The Company will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that additional deferred tax assets will not be realized, the valuation allowance will be adjusted.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)			Increase/(Decrease)
	March 31, 2021	December 31, 2020	$	%

Non-interest bearing	$173,520	$158,676	$14,844	9.35%
Interest bearing:
NOW	34,433	30,529	3,904	12.79%
Savings	103,025	98,635	4,390	4.45%
Money market	131,844	146,389	(14,545)	(9.94)%
Certificates of deposit, less than $250,000	165,130	160,968	4,162	2.59%
Certificates of deposit, $250,000 or greater	66,470	49,172	17,298	35.18%
Brokered deposits	18,456	41,287	(22,831)	(55.30)%
Total Interest bearing	519,358	526,980	(7,622)	(1.45)%

Total Deposits	$692,878	$685,656	$7,222	1.05%

Deposits increased $7.2 million or 1.1%, from $685.7 million at December 31, 2020 to $692.9 million at March 31, 2021. Excluding the decline in brokered deposits, total deposits increased $30.0 million during the quarter due to stronger retail banking activity in the first quarter along with a $9.4 million growth in the prepaid debit card business during the first quarter of 2021.

Borrowings

Total borrowings were $120.8 million at both March 31, 2021 and December 31, 2020. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of March 31, 2021, the Bank had $65.4 million of available borrowing capacity from the FHLB-B.

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At March 31, 2021 and December 31, 2020, outstanding advances from the FHLB-B aggregated $90.0 million for both periods.

At March 31, 2021, advances of $90.0 million outstanding bore fixed rates of interest ranging from 2.40% to 3.61% with maturities ranging from 2.3 years to 3.5 years. The FHLB-B advances with fixed interest rates have a weighted average interest rate of 3.26%.

At March 31, 2021, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $244.7 million. Borrowing capacity under this line totaled $67.4 million at March 31, 2021.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three months ended March 31, 2021 and 2020, no funds had been borrowed under the line of credit.

Interest expense incurred for the three months ended March 31, 2021 and 2020 were $733,000 and $697,000, respectively.

Correspondent Bank - Line of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $5 million at March 31, 2021 and $5 million at December 31, 2020. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.

There was no outstanding balance under the agreements at March 31, 2021 and December 31, 2020. No interest expense incurred for the three months ended March 31, 2021 and 2020.

Other Borrowing

In August 2020, Patriot was approved to pledge commercial and industrial loans and leases, commercial real estate, construction loans and one-to-four family first lien loans under the Federal Reserve Bank of New York’s (“FRBNY”) Borrower-in-Custody program. As of March 31, 2021, Patriot had pledged eligible loans with a book value of $41.6 million and a collateral value of $28.0 million as collateral to support borrowing capacity at the FRBNY. There was no outstanding balance under the agreements at March 31, 2021.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At March 31, 2021 and December 31, 2020, $54,000 and $73,000 of unamortized debt issuance costs were deducted from the face amount of the Senior Notes included in the consolidated balance sheet, respectively.

The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

For the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $229,000 and $229,000, respectively.

Subordinated notes

On June 29, 2018, the Company entered into certain subordinated note purchase agreements with two institutional accredited investors and completed a private placement of $10 million of fixed-to-floating rate subordinated notes with the maturity date of March 31, 2028 (the “Subordinated Notes”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

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

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At March 31, 2021 and December 31, 2020, $211,000 and $218,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.

For the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $163,000 and $164,000, respectively.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (3.35% at March 31, 2021) and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of March 31, 2021 and December 31, 2020, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $136,000 and $138,000, respectively, and accrued interest on the junior subordinated debentures was $4,000 and $5,000, respectively.

For the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $70,000 and $104,000, respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of March 31, 2021 and December 31, 2020, the note had a balance outstanding of $943,000 and $994,000, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

For the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $4,000 and $5,000, respectively.

Equity

Equity increased $718,000, from $63.2 million at December 31, 2020 to $63.9 million at March 31, 2021, primarily due to $854,000 of net income and $34,000 of equity compensation, which was offset by $170,000 of net investment portfolio unrealized loss for the three months ended March 31, 2021.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, increased $6.4 million from $122.4 million at December 31, 2020 to $128.8 million at March 31, 2021.

Derivatives

As of March 31, 2021, Patriot had entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three months ended March 31, 2021 and 2020, respectively.

Further discussion of the fair value of derivatives is set forth in Note 8 to the consolidated financial statements.

RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended March 31, 2021 and 2020:

(In thousands)	Three Month Ended March 31,
	2021			2020
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$702,539	$7,743	4.47	$833,001	$10,033	4.83
Investments	61,811	344	2.23	59,705	554	3.71
Cash equivalents and other	66,080	24	0.15	41,340	135	1.31

Total interest earning assets	830,430	8,111	3.96	934,046	10,722	4.60

Cash and due from banks	2,874			2,415
Allowance for loan losses	(10,652)			(10,155)
OREO	1,569			2,400
Other assets	60,971			59,702

Total Assets	$885,192			$988,408

Liabilities
Interest bearing liabilities:
Deposits	$529,567	$785	0.60	$702,730	$3,200	1.83
Borrowings	90,778	733	3.27	99,139	697	2.82
Senior notes	11,935	229	7.67	11,860	229	7.72
Subordinated debt	17,895	234	5.30	17,857	268	6.02
Note Payable and other	958	4	1.69	1,160	5	1.73

Total interest bearing liabilities	651,133	1,985	1.24	832,746	4,399	2.12

Demand deposits	161,588			79,619
Other liabilities	8,587			8,511

Total Liabilities	821,308			920,876

Shareholders' equity	63,884			67,532

Total Liabilities and Shareholders' Equity	$885,192			$988,408

Net interest income		$6,126			$6,323

Interest margin			2.99			2.72
Interest spread			2.72			2.48

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three months ended March 31, 2021 and 2020:

	Three Month Ended March 31,
	2021 compared to 2020
(In thousands)	Increase/(Decrease)
	Daily Average Balance	Volume	Rate	Total
Interest Earning Assets:
Loans	$(130,462)	$(1,506)	$(784)	$(2,290)
Investments	2,106	14	(224)	(210)
Cash equivalents and other	24,740	79	(190)	(111)

Total interest earning assets	(103,616)	(1,413)	(1,198)	(2,611)

Interest bearing liabilities:
Deposit	(173,163)	(1,083)	(1,332)	(2,415)
Borrowings	(8,361)	(61)	97	36
Senior notes	75	-	-	-
Subordinated debt	38	-	(34)	(34)
Note payable and other	(202)	(1)	-	(1)

Total interest bearing liabilities	(181,613)	(1,145)	(1,269)	(2,414)

Net interest income	$77,997	$(268)	$71	$(197)

For the quarter ended March 31, 2021, interest income and dividend income decreased $2.6 million or 24.4% as compared to the quarter ended March 31, 2020. Total interest expense decreased $2.4 million or 54.9% as compared to the quarter ended March 31, 2020.

Net interest income was $6.1 million for the quarter ended March 31, 2021, which decreased 3.1% from $6.3 million for the quarter ended March 31, 2020.

Net interest margin for the three months ended March 31, 2021 and 2020 were 2.99% and 2.72%, respectively.

Compared to the prior year, net interest income was impacted by lower average loan volume associated with the decline in business activity due to the COVID 19 pandemic. While rates earned on earning assets declined 64 basis points since the first quarter of 2020 due to declining market interest rates, rates paid declined more dramatically by 98 basis points as higher cost retail CD and brokered deposits were replaced by low-cost demand deposits added through the Company’s prepaid deposit program. Higher net interest margins are expected to sustain and grow in the coming quarters.

Provision for Loan Losses

The provision for loan losses for three months ended March 31, 2021 was zero, as compared to $804,000 for the three months ended March 31, 2020. No provision was required for the first quarter of 2021 as there was no shortfall in allowance for loan lease losses at March 31, 2021 due to the declining loan balance and lower pooled reserves. In the first quarter of 2020, the provision for loan losses was primarily due to an additional reserve attributable to COVID-19 pandemic.

Non-interest income

Non-interest income for the three months ended March 31, 2021 and 2020 was $442,000, as compared to $421,000 for the three months ended March 31, 2020. This was primarily attributable to an increase in gain on sale of SBA loans in the three months ended March 31, 2021.

Non-interest expense

Non-interest expense for the three months ended March 31, 2021 decreased to $5.4 million, as compared to $7.4 million for the three months ended March 31, 2020. The decrease in non-interest expense in 2021 was primarily driven by an Employee Retention Credit of $843,000, a reduction of $800,000 in compensation and benefits due to staffing adjustments made during 2020, and a reduction of $212,000 in regulatory assessments expense.

Provision (benefit) for income taxes

The Company reported provision for income taxes of $319,000 for three months ended March 31, 2021, as compared to a benefit for income taxes of $359,000 for the three months ended March 31, 2020. The increase mainly reflected the impact of the net income in 2021.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 15.8% at March 31, 2021, compared to 9.0% at December 31, 2020. Liquidity including readily available off-balance sheet funding sources was 27.1% at March 31, 2021, compared to 21.7% at December 31, 2020.

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

Capital

The following table illustrates the Company’s and the Bank’s regulatory capital ratios as of March 31, 2021 and December 31, 2020:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	$88,039	11.804	$87,428	11.132	$98,538	13.317	$97,608	12.510
Tier 1 Capital (to risk weighted assets)	68,703	9.212	67,602	8.608	89,274	12.065	87,844	11.258
Common Equity Tier 1 Capital (to risk weighted assets)	60,703	8.139	59,602	7.589	89,274	12.065	87,844	11.258
Tier 1 Leverage Capital (to average assets)	68,703	7.791	67,602	7.539	89,274	10.122	87,844	9.794

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

The capital buffer requirement is being phased in over three years beginning in 2016. The capital conversation buffer increased to 2.5% for 2020 and 2021, which has been included in the minimum capital adequacy ratios in the table above.

The capital buffer requirement effectively raises the Bank’s minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. As of March 31, 2021, Patriot satisfies all capital adequacy requirements on a fully phased-in basis.

At March 31, 2021, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of 10.1% of adjusted total assets of $89.3 million, which is above the well-capitalized required level of 9.0%; and total risk-based capital of $98.5 million, or 13.3% of risk-weighted assets, which is above the well-capitalized required level of 11.0% of risk weighted assets. At December 31, 2020, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $87.8 million, or 9.8% of adjusted total assets, which is above the well-capitalized required level of 9.0%; total risk-based capital of $97.6 million, or 12.5% of risk-weighted assets, which is above the well-capitalized required level of 11.0% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized as of March 31, 2021 and December 31, 2020. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

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

(In thousands)	Net Portfolio Value - Performance Summary
	As of March 31, 2021			As of December 31, 2020
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$120,260	$4,061	3.5	$111,300	$2,524	2.3
+100	119,641	3,442	3.0	110,657	1,881	1.7
BASE	116,199	-	-	108,776	-	-
-100	116,045	(154)	(0.1)	112,229	3,453	3.2
-200	121,952	5,753	5.0	129,821	21,045	19.3

(In thousands)	Net Interest Income - Performance Summary
	Year ended March 31, 2021			Year ended December 31, 2020
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$28,400	$2,768	10.8	$28,959	$1,926	7.1
+100	27,056	1,424	5.6	27,946	913	3.4
BASE	25,632	-	-	27,033	-	-
-100	25,408	(224)	(0.9)	27,162	129	0.5
-200	25,364	(268)	(1.0)	27,215	182	0.7

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that Patriot’s disclosure controls and procedures were effective for the period ended March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls over financial reporting to minimize any related impact on their effectiveness.

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

Item 5: Other Information

None.

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

Date: May 14, 2021

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer