Form 10-Q
period 2021-06-30
PATRIOT NATIONAL BANCORP INC
filed 2021-08-16
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 3,947,276 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2021	2020

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,397	$3,006
Interest bearing deposits	113,794	31,630
Total cash and cash equivalents	116,191	34,636
Investment securities:
Available-for-sale securities, at fair value	108,612	49,262
Other investments, at cost	4,450	4,450
Total investment securities	113,062	53,712

Federal Reserve Bank stock, at cost	2,744	2,783
Federal Home Loan Bank stock, at cost	4,185	4,503
Loans receivable (net of allowance for loan losses: 2021: $10,362 and 2020: $10,584)	660,534	719,596
Loans held for sale	2,636	1,217
Accrued interest and dividends receivable	6,207	6,620
Premises and equipment, net	32,824	33,423
Other real estate owned	1,216	1,906
Deferred tax asset, net	10,560	11,496
Goodwill	1,107	1,107
Core deposit intangible, net	319	343
Other assets	11,469	9,387
Total assets	$963,054	$880,729

Liabilities
Deposits:
Noninterest bearing deposits	$218,374	$158,676
Interest bearing deposits	542,824	526,980
Total deposits	761,198	685,656

Federal Home Loan Bank and correspondent bank borrowings	90,000	90,000
Senior notes, net	11,965	11,927
Subordinated debt, net	9,796	9,782
Junior subordinated debt owed to unconsolidated trust, net	8,114	8,110
Note payable	893	994
Advances from borrowers for taxes and insurance	3,607	3,786
Accrued expenses and other liabilities	11,619	7,255
Total liabilities	897,192	817,510

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; As of June 30, 2021: 4,021,017 shares issued; 3,947,276 shares outstanding; As of December 31, 2020: 4,017,313 shares issued; 3,943,572 shares outstanding;	106,409	106,329
Accumulated deficit	(40,716)	(42,592)
Accumulated other comprehensive income (loss)	169	(518)
Total shareholders' equity	65,862	63,219
Total liabilities and shareholders' equity	$963,054	$880,729

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020

Interest and Dividend Income
Interest and fees on loans	$7,267	$9,111	$15,010	$19,144
Interest on investment securities	420	378	730	794
Dividends on investment securities	57	90	91	228
Other interest income	23	24	47	159
Total interest and dividend income	7,767	9,603	15,878	20,325

Interest Expense
Interest on deposits	623	2,792	1,408	5,992
Interest on Federal Home Loan Bank borrowings	741	638	1,474	1,335
Interest on senior debt	228	228	457	457
Interest on subordinated debt	233	253	467	521
Interest on note payable and other	4	5	8	10
Total interest expense	1,829	3,916	3,814	8,315

Net interest income	5,938	5,687	12,064	12,010

Provision for Loan Losses	-	910	-	1,714

Net interest income after provision for loan losses	5,938	4,777	12,064	10,296

Non-interest Income
Loan application, inspection and processing fees	61	40	124	93
Deposit fees and service charges	64	66	129	180
Gains on sales of loans	258	72	352	84
Rental income	140	131	270	262
Gain on sale of investment securities	93	-	93	-
Other income	137	80	227	191
Total non-interest income	753	389	1,195	810

Non-interest Expense
Salaries and benefits	2,447	3,645	4,663	7,506
Occupancy and equipment expense	778	921	1,698	1,870
Data processing expense	362	371	712	761
Professional and other outside services	714	726	1,566	1,510
Project expenses, net	1	54	11	148
Advertising and promotional expense	77	123	139	270
Loan administration and processing expense	14	36	38	60
Regulatory assessments	208	364	436	804
Insurance expense, net	75	78	135	148
Communications, stationary and supplies	144	133	289	253
Other operating expense	466	439	994	931
Total non-interest expense	5,286	6,890	10,681	14,261

Income (loss) before income taxes	1,405	(1,724)	2,578	(3,155)

Provision (benefit) for income taxes	383	(446)	702	(805)

Net income (loss)	$1,022	$(1,278)	$1,876	$(2,350)

Basic earnings (loss) per share	$0.26	$(0.32)	$0.48	$(0.60)
Diluted earnings (loss) per share	$0.26	$(0.32)	$0.47	$(0.60)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$1,022	$(1,278)	$1,876	$(2,350)
Other comprehensive income (loss)
Unrealized holding gain (loss) on securities	1,081	1,062	852	(746)
Income tax effect	(279)	(273)	(220)	193
Reclassification for realized gain on sale of investment securities	(93)	-	(93)	-
Income tax effect	24	-	24	-
	733	789	563	(553)
Derivative instruments:
Unrealized holding gain on cash flow hedge	253	-	253	-
Income tax effect	(66)	-	(66)	-
Reclassification adjustement for net gain included in net income	(85)	-	(85)	-
Income tax effect	22	-	22	-
	124	-	124	-

Total other comprehensive income (loss)	857	789	687	(553)
Comprehensive income (loss)	$1,879	$(489)	$2,563	$(2,903)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2021
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31, 2021	3,944,272	$106,363	$(41,738)	$(688)	$63,937
Comprehensive income:
Net income	-	-	1,022	-	1,022
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	733	733
Unrealized holding gain on cash flow hedge, net of tax	-	-	-	124	124
Total comprehensive income	-	-	1,022	857	1,879
Share-based compensation expense	-	46	-	-	46
Vesting of restricted stock	3,004	-	-	-	-
Balance at June 30, 2021	3,947,276	$106,409	$(40,716)	$169	$65,862

	Six Months Ended June 30, 2021
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2020	3,943,572	$106,329	$(42,592)	$(518)	$63,219
Comprehensive income:
Net income	-	-	1,876	-	1,876
Unrealized holding gain on available-for-sale securities, net of tax				563	563
Unrealized holding gain on cash flow hedge, net of tax	-	-	-	124	124
Total comprehensive income	-	-	1,876	687	2,563
Share-based compensation expense	-	80	-	-	80
Vesting of restricted stock	3,704	-	-	-	-
Balance at June 30, 2021	3,947,276	$106,409	$(40,716)	$169	$65,862

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Three Month Ended June 30, 2020
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31, 2020	3,932,841	$106,213	$(39,845)	$(1,745)	$64,623
Comprehensive loss:
Net loss	-	-	(1,278)	-	(1,278)
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	789	789
Total comprehensive loss	-	-	(1,278)	789	(489)
Share-based compensation expense	-	38	-	-	38
Vesting of restricted stock	3,000	-	-	-	-
Balance at June 30, 2020	3,935,841	$106,251	$(41,123)	$(956)	$64,172

	Six Months Ended June 30, 2020
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2019	3,930,669	$106,170	$(38,773)	$(403)	$66,994
Comprehensive loss:
Net loss	-	-	(2,350)	-	(2,350)
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(553)	(553)
Total comprehensive loss	-	-	(2,350)	(553)	(2,903)
Share-based compensation expense	-	81	-	-	81
Vesting of restricted stock	5,172	-	-	-	-
Balance at June 30, 2020	3,935,841	$106,251	$(41,123)	$(956)	$64,172

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,876	$(2,350)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and accretion of investment premiums and discounts, net	206	85
Amortization and accretion of purchase loan premiums and discounts	716	399
Amortization of debt issuance costs	56	56
Amortization of core deposit intangible	24	37
Amortization of servicing assets of sold SBA loans	10	9
Provision for loan losses	-	1,714
Depreciation and amortization	757	778
Gain on sales of available-for-sale securities	(93)	-
Share-based compensation	80	81
Decrease (increase) in deferred income taxes	696	(854)
Originations of SBA loans held for sale	(5,013)	(2,041)
Proceeds from sale of SBA loans held for sale	3,665	1,827
Gains on sale of SBA loans held for sale, net	(352)	(84)
Net gain on sale of other real estate owned	(2)	-
Noncash employee retention credit	(1,991)	-
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	413	(2,021)
Increase in other assets	(412)	(342)
Decrease in accrued expenses and other liabilities	(151)	(1,618)
Net cash provided by (used in) operating activities	485	(4,324)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	22,788	-
Principal repayments on available-for-sale securities	5,361	3,521
Purchases of available-for-sale securities	(81,764)	(2,659)
Redemption of Federal Reserve Bank stock	39	-
Redemptions (purchases) of Federal Home Loan Bank stock	318	(26)
Decrease in originated loans receivable, net	103,336	55,573
Purchases of loans receivable	(44,783)	(29,017)
Purchases of premises and equipment	(179)	(122)
Proceeds from sale of other real estate owned	692	-
Net cash provided by investing activities	5,808	27,270

Cash Flows from Financing Activities:
Increase in deposits, net	75,542	13,553
Repayments of FHLB borrowings	-	(10,000)
Principal repayments of note payable	(101)	(99)
(Increase) decrease in advances from borrowers for taxes and insurance	(179)	92
Net cash provided by financing activities	75,262	3,546

Net increase in cash and cash equivalents	81,555	26,492

Cash and cash equivalents at beginning of period	34,636	39,404

Cash and cash equivalents at end of period	$116,191	$65,896

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Six Months Ended June 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,993	$9,058
Cash paid (refund) for income taxes, net	$47	$(196)

Non-cash transactions:
(Decrease) increase in premises and equipment	$(94)	$50
Reclass of premises and equipment to implementation cost	$52	$-
Decrease (increase) in accrued expense and other liabilities	$42	$(50)

Purchases of available-for-sale securities	$5,089	$-
Increase in accrued expense and other liabilities	$(5,089)	$-

Transfers of SBA loans held for sale to loans receivable	$281	$8,001

Operating lease right-of-use assets	$-	$57
Operating lease liabilities	$-	$(57)

Capitalized servicing assets	$74	$29

(Decrease) increase in interest rate swaps assets	$(294)	$665
Decrease (increase) in interest rate swaps liabilities	$294	$(665)
Increase in interest rate swaps - cash flow hedge	$168	$-
Noncash employee retention credit	$1,991	$-

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the remainder of 2021.

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

Employee Retention Credit

The CARES Act also provided for an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers for 2020. In 2021, the tax credit is up to $7,000 for each quarter, equal to 70% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee per quarter. The Company adopted a policy to recognize the employee retention credit when earned and to recognize the credit as a reduction to compensation and benefits expense on the Company’s consolidated statements of operations. Accordingly, the Company recorded an employee retention credit of $1.1 million and $2.0 million for the three and six months ended June 30, 2021, respectively. The Company is currently in the process of filing for this credit.

Derivative Instruments and Hedging Activities

Derivatives are recognized at fair value and included in other assets and other liabilities in the accompanying consolidated balance sheets. The value of exchange-traded contracts is based on quoted market prices while non-exchange traded contracts are valued based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require management judgment or estimation, relating to future rates and credit activities. Cash flows from derivative financial instruments are included in net cash provided by operating activities in the accompanying consolidated statements of cash flows.

Derivatives Designated in Hedge Relationships. The Company uses derivatives to hedge exposures, or to modify interest rate characteristics, for certain balance sheet accounts under its interest rate risk management strategy. The Company designates derivatives in qualifying hedge relationships as cash flow hedges for accounting purposes. Derivative financial instruments receive hedge accounting treatment if they are qualified and properly designated as a hedge and remain highly effective in offsetting changes in the cash flows attributable to the risk being hedged both at hedge inception and on an ongoing basis throughout the life of the hedge. Quarterly prospective and retrospective assessments are performed to ensure hedging relationships continue to be highly effective. If a hedge relationship were no longer highly effective, hedge accounting would be discontinued. The gain or loss on a derivative designated and qualifying as a cash flow hedge is initially recorded as a component of accumulated other comprehensive income or loss, net of tax and subsequently reclassified to interest income as hedged interest payments are received or to interest expense as hedged interest payments are made in the same period during which the hedged transaction affects earnings.

Further discussion of the derivatives is set forth in Note 8 to the consolidated financial statements.

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

ASU Update 2020-04

ASU No. 2020-04, Reference Rate Reform (Topic 848): "Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. Optional expedients include that modifications of contracts should be accounted for by prospectively adjusting the effective interest rate and modifications of leases should be accounted for as a continuation of the existing contract with no reassessments of lease classification and discount rate or remeasurements of lease payments. This ASU also provides many practical expedients for derivative accounting. In addition, an entity may elect to sell and/or transfer held to maturity securities that reference a rate affected by the reference rate reform classified as held to maturity prior to January 1, 2020. In particular, the Company made the following elections as it relates to hedging relationships, to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the expedient in ASC 848-50-35-17 so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. The application of this guidance did not have a material impact on the Company's consolidated financial statements.

ASU 2021-01

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848)”. This ASU clarifies certain optional expedients and exceptions in Topic 848 when accounting for derivative contracts and certain hedging relationships affected by changes in interest rates. The amendments are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The Update was effective upon issuance for application on either a retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 22, 2020, or on a prospective basis beginning on January 7, 2021. The Company adopted the Update on a prospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 3.    Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at June 30, 2021 and December 31, 2020 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2021:
U. S. Government agency and mortgage-backed securities	$74,303	$74	$(373)	$74,004
Corporate bonds	18,253	339	-	18,592
Subordinated notes	4,609	69	(4)	4,674
SBA loan pools	10,823	17	(61)	10,779
Municipal bonds	563	1	(1)	563
	$108,551	$500	$(439)	$108,612

December 31, 2020:
U. S. Government agency and mortgage-backed securities	$16,719	$131	$(17)	$16,833
Corporate bonds	18,014	260	(984)	17,290
Subordinated notes	9,036	97	(128)	9,005
SBA loan pools	5,627	-	(60)	5,567
Municipal bonds	564	3	-	567
	$49,960	$491	$(1,189)	$49,262

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of June 30, 2021 and December 31, 2020:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
June 30, 2021:
U. S. Government agency and mortgage-backed securities	$30,957	$(372)	$74	$(1)	$31,031	$(373)
Subordinated notes	-	-	1,105	(4)	1,105	(4)
SBA loan pools	4,225	(23)	3,650	(38)	7,875	(61)
Municipal bonds	407	(1)	-	-	407	(1)
	$35,589	$(396)	$4,829	$(43)	$40,418	$(439)

December 31, 2020:
U. S. Government agency and mortgage-backed securities	$5,797	$(14)	$1,476	$(3)	$7,273	$(17)
Corporate bonds	-	-	13,015	(984)	13,015	(984)
Subordinated notes	1,878	(122)	1,103	(6)	2,981	(128)
SBA loan pools	1,533	(12)	4,034	(48)	5,567	(60)
	$9,208	$(148)	$19,628	$(1,041)	$28,836	$(1,189)

At June 30, 2021 and December 31, 2020, 25 of 52 and 22 of 37 available-for-sale securities had unrealized losses with an aggregate decline of 1.1% and 4.0% from the amortized cost of those securities, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, subordinated notes, and municipal bonds. Management considers the issuers of the securities to be financially sound, and the collectability of all contractual principal and interest payments is reasonably expected. SBA government guaranteed loan pools securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of June 30, 2021.

As of June 30, 2021 and December 31, 2020, available-for-sale securities of $8.6 million and $6.1 million were pledged primarily to secure municipal deposits, respectively. The securities were pledged to the Federal Reserve Bank (“FRB”).

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of June 30, 2021 and December 31, 2020. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
June 30, 2021:
Corporate bonds	$16,012	$2,241	$-	$18,253	$16,330	$2,262	$-	$18,592
Subordinated notes	-	4,609	-	4,609	-	4,674	-	4,674
SBA loan pools	1,571	3,241	6,011	10,823	1,557	3,216	6,006	10,779
Municipal bonds	-	563	-	563	-	563	-	563
Available-for-sale securities with stated maturity dates	17,583	10,654	6,011	34,248	17,887	10,715	6,006	34,608
U. S. Government agency and mortgage-backed securities	21,933	314	52,056	74,303	21,935	317	51,752	74,004
	$39,516	$10,968	$58,067	$108,551	$39,822	$11,032	$57,758	$108,612

December 31, 2020:
Corporate bonds	$4,014	$14,000	$-	$18,014	$4,274	$13,016	$-	$17,290
Subordinated notes	2,000	7,036	-	9,036	2,003	7,002	-	9,005
SBA loan pools	1,921	3,706	-	5,627	1,899	3,668	-	5,567
Municipal bonds	-	564	-	564	-	567	-	567
Available-for-sale securities with stated maturity dates	7,935	25,306	-	33,241	8,176	24,253	-	32,429
U. S. Government agency and mortgage-backed securities	3,364	1,466	11,889	16,719	3,363	1,491	11,979	16,833
	$11,299	$26,772	$11,889	$49,960	$11,539	$25,744	$11,979	$49,262

During the six months ended June 30, 2021, the Bank purchased $61.7 million U.S. Government agency debt and mortgage-backed securities, $14.2 million Corporate bonds, and $5.9 million SBA government guaranteed loan pools securities. The Bank sold $4.3 million U.S. Government agency mortgage-backed securities, $14.0 million Corporate bonds, and $4.5 million Subordinated notes, and recognized a net gain on sale of securities of $93,000 during the three and six months ended June 30, 2021. During the six months ended June 30, 2020, the Bank did not purchase or sell any available-for-sale securities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 4.    Loans Receivable and Allowance for Loan and Lease Losses

As of June 30, 2021 and December 31, 2020, loans receivable, net, consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Loan portfolio segment:
Commercial Real Estate	$272,854	$282,378
Residential Real Estate	158,088	153,851
Commercial and Industrial	123,113	144,297
Consumer and Other	51,386	67,635
Construction	46,879	66,984
Construction to Permanent - CRE	18,576	15,035
Loans receivable, gross	670,896	730,180
Allowance for loan and lease losses	(10,362)	(10,584)
Loans receivable, net	$660,534	$719,596

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

During the three and six months ended June 30, 2021, Patriot purchased $26.7 million and $42.7 million of residential real estate loans, respectively. During the three and six months ended June 30, 2020, Patriot purchased $6.0 million and $14.1 million of residential real estate loans, respectively.

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

Patriot’s syndicated and leveraged loan portfolio, which totaled $38.6 million and $55.0 million at June 30, 2021 and December 31, 2020, respectively, are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings and provide diversification from Patriot’s typical direct-to-business lines of credit and term facilities.

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

During the three and six months ended June 30, 2021, Patriot purchased $2.1 million unsecured consumer loans. During the three and six months ended June 30, 2020, Patriot purchased $0 and $14.9 million education loans, respectively.

Construction Loans

Construction loans are of a short-term nature, generally of eighteen months or less, that are secured by land and improvements intended for commercial, residential, or mixed-use development. Loan proceeds may be used for the acquisition of or improvements to the land under development and funds are generally disbursed as phases of construction are completed.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

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

Construction to Permanent - Commercial Real Estate (“CRE”)

Loans in this category represent a one-time close of a construction facility with simultaneous conversion to an amortizing mortgage loan. Construction to Permanent loans combine a short term period similar to a  construction loan, generally with a variable rate, and a longer term CRE loan typically 10 years, resetting every five years to the Federal Home Loan Bank (“FHLB”) rate.

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

SBA Loans

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% to 90% of the principal balance. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $22.9 million and $21.6 million as of June 30, 2021 and December 31, 2020, respectively. During the six-month period ended June 30, 2021, $281,000 SBA loans previously classified as held for sale were transferred to held for investment.

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

Paycheck Protection Program loans totaled $2.9 million as of June 30, 2021, which are included in the commercial and industrial loan classifications.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for the three and six months ended June 30, 2021 and 2020:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three months ended June 30, 2021
Allowance for loan and lease losses:
March 31, 2021	$4,154	$1,909	$3,624	$382	$280	$77	$-	$10,426
Charge-offs	(9)	-	-	(2)	(69)	-	-	(80)
Recoveries	-	-	12	4	-	-	-	16
Provisions (credits)	(66)	94	(424)	7	158	67	164	-
June 30, 2021	$4,079	$2,003	$3,212	$391	$369	$144	$164	$10,362

Three months ended June 30, 2020
Allowance for loan and lease losses:
March 31, 2020	$4,150	$1,120	$4,390	$534	$603	$119	$-	$10,916
Charge-offs	-	(12)	(679)	-	-	-	-	(691)
Recoveries	-	-	11	2	-	-	-	13
Provisions (credits)	124	802	(196)	(2)	63	30	89	910
June 30, 2020	$4,274	$1,910	$3,526	$534	$666	$149	$89	$11,148

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Six months ended June 30, 2021
Allowance for loan and lease losses:
December 31, 2020	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584
Charge-offs	(51)	(3)	(209)	(20)	(69)	-	-	(352)
Recoveries	-	-	24	106	-	-	-	130
Provisions (credits)	(355)	627	113	10	(301)	(18)	(76)	-
June 30, 2021	$4,079	$2,003	$3,212	$391	$369	$144	$164	$10,362

Six months ended June 30, 2020
Allowance for loan and lease losses:
December 31, 2019	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115
Charge-offs	-	(13)	(683)	(39)	-	-	-	(735)
Recoveries	-	-	51	3	-	-	-	54
Provisions (credits)	485	885	(182)	229	189	19	89	1,714
June 30, 2020	$4,274	$1,910	$3,526	$534	$666	$149	$89	$11,148

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of June 30, 2021 and December 31, 2020:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
June 30, 2021
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,252	$5	$396	$-	$-	$-	$-	$1,653
Collectively evaluated for impairment	2,827	1,998	2,816	391	369	144	164	8,709
Total allowance for loan and lease losses	$4,079	$2,003	$3,212	$391	$369	$144	$164	$10,362

Loans receivable, gross:
Individually evaluated for impairment	$16,964	$4,200	$6,406	$527	$-	$-	$-	$28,097
Collectively evaluated for impairment	255,890	153,888	116,707	50,859	46,879	18,576	-	642,799
Total loans receivable, gross	$272,854	$158,088	$123,113	$51,386	$46,879	$18,576	$-	$670,896

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2020
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,398	$4	$-	$10	$-	$-	$-	$1,412
Collectively evaluated for impairment	3,087	1,375	3,284	285	739	162	240	9,172
Total allowance for loan losses	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584

Loans receivable, gross:
Individually evaluated for impairment	$14,534	$3,962	$4,700	$1,187	$-	$-	$-	$24,383
Collectively evaluated for impairment	267,844	149,889	139,597	66,448	66,984	15,035	-	705,797
Total loans receivable, gross	$282,378	$153,851	$144,297	$67,635	$66,984	$15,035	$-	$730,180

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

The additional risk factor for special mention loans and substandard loans and the risk factor related to COVID-19 pandemic were eliminated. The separate adjustment for Special Mention and Substandard loans within each pool is now incorporated into the factor for “Changes in the volume and loss severity of past due loans, the volume of non-accrual, and the volume and loss severity of adversely classified or graded loans”, which now includes adjustments for the percentage of Special Mention and Substandard loans in each portfolio segment.  The COVID-19 factor was eliminated since, after more than a year into the pandemic, we consider that the impact on both the economy and our portfolio is now manifest in economic data (GDP, unemployment, retail sales, manufacturing output, etc.) and in our portfolio, as reflected by the volume of Special Mention and Substandard loans that have resulted from deterioration in borrower performance as a direct result of the pandemic.

The refining in methodology resulted in better alignment of the credit characteristics of the various risk grades and loan types with the calculated allowance, and did not have any impact on the provision in the first half of 2021.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of June 30, 2021.

(In thousands)	Performing (Accruing) Loans
As of June 30, 2021:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$150	$447	$-	$597	$224,736	$225,333	$-	$225,333
Special mention	-	-	-	-	18,659	18,659	-	18,659
Substandard	-	506	-	506	11,392	11,898	16,964	28,862
	150	953	-	1,103	254,787	255,890	16,964	272,854
Residential Real Estate:
Pass	$637	$-	$605	1,242	$148,684	149,926	-	149,926
Special mention	-	-	-	-	3,804	3,804	-	3,804
Substandard	-	-	-	-	-	-	4,358	4,358
	637	-	605	1,242	152,488	153,730	4,358	158,088
Commercial and Industrial:
Pass	$198	$-	$-	198	$88,587	88,785	-	88,785
Special mention	-	-	-	-	6,749	6,749	-	6,749
Substandard	930	4,531	-	5,461	18,967	24,428	3,151	27,579
	1,128	4,531	-	5,659	114,303	119,962	3,151	123,113
Consumer and Other:
Pass	$1	$1	$3	5	$51,210	51,215	-	51,215
Substandard	-	-	-	-	120	120	51	171
	1	1	3	5	51,330	51,335	51	51,386
Construction:
Pass	$-	$5,760	$-	5,760	$41,119	46,879	-	46,879
	-	5,760	-	5,760	41,119	46,879	-	46,879
Construction to Permanent - CRE:
Pass	$-	$-	$-	-	$18,576	18,576	-	18,576
	-	-	-	-	18,576	18,576	-	18,576

Total	$1,916	$11,245	$608	$13,769	$632,603	$646,372	$24,524	$670,896

Loans receivable, gross:
Pass	$986	$6,208	$608	$7,802	$572,912	$580,714	$-	$580,714
Special mention	-	-	-	-	29,212	29,212	-	29,212
Substandard	930	5,037	-	5,967	30,479	36,446	24,524	60,970
Loans receivable, gross	$1,916	$11,245	$608	$13,769	$632,603	$646,372	$24,524	$670,896

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of June 30, 2021 and December 31, 2020:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of June 30, 2021:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$4,649	$4,649	$12,315	$16,964
Residential Real Estate:
Substandard	-	124	2,105	2,229	2,129	4,358
Commercial and Industrial:
Substandard	509	1,231	1,359	3,099	52	3,151
Consumer and Other:
Substandard	-	-	30	30	21	51
Total non-accruing loans	$509	$1,355	$8,143	$10,007	$14,517	$24,524

As of December 31, 2020:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$5,723	$5,723	$8,811	$14,534
Residential Real Estate:
Substandard	-	-	2,884	2,884	970	3,854
Commercial and Industrial:
Substandard	-	-	700	700	-	700
Consumer and Other:
Substandard	22	-	91	113	804	917
Total non-accruing loans	$22	$-	$9,398	$9,420	$10,585	$20,005

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $154,000 and $409,000 would have been recognized during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, additional interest income (net of cash collected) of approximately $284,000 and $475,000 would have been recognized, respectively.

Interest income collected and recognized on non-accruing loans for the three and six months ended June 30, 2021 and 2020 was $77,000 and $121,000, respectively. During the three and six months ended June 30, 2020, interest income collected and recognized on non-accruing loans was $57,000 and $84,000, respectively

The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged-off, at an earlier date, if collection of principal or interest is considered doubtful.

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

The following table summarizes the recorded investment in TDRs as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021		December 31, 2020
Loan portfolio segment:	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial Real Estate	1	$8,811	2	$9,884
Residential Real Estate	3	899	3	928
Commercial and Industrial	1	4,000	1	4,000
Consumer and Other	3	647	5	1,074
Total TDR Loans	8	14,357	11	15,886
Less:
TDRs included in non-accrual loans	2	(9,548)	6	(11,508)
Total accrual TDR Loans	6	$4,809	5	$4,378

During the three and six months ended June 30, 2021, no loans were modified as TDRs.

The following loans were modified as TDRs during the three and six month ended June 30, 2020:

(In thousands)		Outstanding Recorded Investment
Three and Six Months Ended June 30, 2020	Number of Loans	Pre-Modification	Post-Modification
Loan portfolio segment:
Commercial Real Estate	1	$57	$56
Consumer and Other	2	121	121
Total TDR Loans	3	$178	$177

The loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, extending the interest-only payment period, or substituting or adding a co-borrower or guarantor. There were no defaults of TDRs during the three and six months ended June 30, 2021 and 2020. At June 30, 2021 and December 31, 2020, there were no commitments to advance additional funds under TDRs.

The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2021 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2021. In addition, on April 7, 2020, a group of banking regulatory agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs. The Bank had modified $232.7 million of loans to borrowers to defer the payment of interest and/or principal for up to 180 days, and approximately $21.3 million of loans remained on deferment as of June 30, 2021. According to regulatory guidance and CARES Act, these modified loans were not TDRs as of June 30, 2021.

Impaired Loans

The following table reflects information about the impaired loans by class as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021			December 31, 2020
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$8,153	$9,112	$-	$5,723	$6,644	$-
Residential Real Estate	4,092	4,196	-	3,853	3,900	-
Commercial and Industrial	4,666	4,788	-	4,700	4,816	-
Consumer and Other	527	527	-	1,177	1,332	-
	17,438	18,623	-	15,453	16,692	-
With a related allowance recorded:
Commercial Real Estate	$8,811	$8,811	$1,252	8,811	8,811	1,398
Residential Real Estate	427	446	9	109	109	4
Commercial and Industrial	2,485	2,592	401	-	-	-
Consumer and Other	172	204	2	10	10	10
	11,895	12,053	1,664	8,930	8,930	1,412

Impaired Loans, Total:
Commercial Real Estate	16,964	17,923	1,252	14,534	15,455	1,398
Residential Real Estate	4,519	4,642	9	3,962	4,009	4
Commercial and Industrial	7,151	7,380	401	4,700	4,816	-
Consumer and Other	699	731	2	1,187	1,342	10
Impaired Loans, Total	$29,333	$30,676	$1,664	$24,383	$25,622	$1,412

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables summarize additional information regarding impaired loans by class for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2021		2020		2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$8,188	$39	$6,256	$13	$6,979	$39	$5,170	$26
Residential Real Estate	4,276	16	3,565	13	4,280	29	3,585	33
Commercial and Industrial	4,741	25	1,985	2	3,608	71	2,031	2
Consumer and Other	713	1	1,152	9	854	6	1,049	17
	17,918	81	12,958	37	15,721	145	11,835	78
With a related allowance recorded:
Commercial Real Estate	8,813	-	8,866	34	8,812	-	8,841	35
Residential Real Estate	270	5	55	1	201	8	31	3
Commercial and Industrial	2,031	32	-	-	1,161	58	-	-
Consumer and Other	86	2	88	1	50	3	51	2
	11,200	39	9,009	36	10,224	69	8,923	40
Impaired Loans, Total:
Commercial Real Estate	17,001	39	15,122	47	15,791	39	14,011	61
Residential Real Estate	4,546	21	3,620	14	4,481	37	3,616	36
Commercial and Industrial	6,772	57	1,985	2	4,769	129	2,031	2
Consumer and Other	799	3	1,240	10	904	9	1,100	19
Impaired Loans, Total	$29,118	$120	$21,967	$73	$25,945	$214	$20,758	$118

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of June 30, 2021, based on the ongoing monitoring and analysis of the loan portfolio, thirty-four loans were identified as impaired, with a total recorded balance of $29.3 million for which $1.7 million specific reserves were established. Twenty-one out of thirty-four impaired loans were individually evaluated for impairment, and the remaining ten impaired loans with balances under $100,000, were collectively evaluated, and not individually evaluated for impairment.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 5.    Loans Held for Sale

Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of June 30, 2021, SBA loans held for sale, consisted of $2.5 million SBA commercial real estate loans and $106,000 SBA commercial and industrial loans, respectively. As of December 31, 2020, SBA loans held for sale only consisted of $1.2 million of SBA commercial and industrial loans. During the six months ended June 30, 2021, $281,000 SBA loans previously classified as held for sale were transferred to held for investment.

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

Serviced loans sold to others are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $21.6 million and $19.4 million at June 30, 2021 and December 31, 2020, respectively. The servicing asset has a carrying value of $380,000 and fair value of $417,000 at June 30, 2021. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the consolidated balance sheets.

The following table presents an analysis of the activity in the SBA servicing assets for the three and six months ended June 30, 2021 and 2020:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$327	$198	$316	$201
Servicing rights capitalized	57	27	74	29
Servicing rights amortized	(4)	(4)	(10)	(9)
Ending balance	$380	$221	$380	$221

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

The Company did not perform an interim goodwill test in the first half of 2021 as no events occurred which would trigger an impairment assessment.

Note 7.     Deposits

The following table presents the balance of deposits held, by category as of June 30, 2021 and December 31, 2020.

(In thousands)	June 30,	December 31,
	2021	2020
Non-interest bearing	$218,374	$158,676
Interest bearing:
NOW	36,085	30,529
Savings	99,264	98,635
Money market	178,249	146,389
Certificates of deposit, less than $250,000	152,700	160,968
Certificates of deposit, $250,000 or greater	63,690	49,172
Brokered deposits	12,836	41,287
Interest bearing, Total	542,824	526,980

Total Deposits	$761,198	$685,656

On July 22, 2020, the Company completed the purchase of prepaid debit card deposits of $50.0 million from a prominent national provider and processor of prepaid debit cards for corporate, consumer and government clients. The prepaid debit card deposits are included in the non-interest-bearing deposits and money market deposits, which totaled approximately $137.8 million and $59.3 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$127,499	$41,685	$11,338	$180,522
More than 1 year through 2 years	15,672	21,232	999	37,903
More than 2 years through 3 years	2,146	250	250	2,646
More than 3 years through 4 years	1,648	523	249	2,420
More than 4 years through 5 years	5,735	-	-	5,735
	$152,700	$63,690	$12,836	$229,226

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 8.    Derivatives

Derivatives Not Designated in Hedge Relationships

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

Patriot entered two initial interest rate swaps under the program in November 2018, and another two swaps were entered into in May 2019. As of June 30, 2021 and December 31, 2020, Patriot had cash pledged for collateral on its interest rate swaps of $1.4 million and $1.4 million, respectively. This collateral is included in other assets on the consolidated balance sheets. The company did not recognize any net gain or loss in other noninterest income on the consolidated statements of operations during the three and six months ended June 30, 2021 and 2020.

Derivatives Designated in Hedge Relationships

Interest rate swaps allow the Company to change the fixed or variable nature of an interest rate without the exchange of the underlying notional amount. In April 2021, Patriot entered into an interest rate swap, which is designated as a cash flow hedge that effective converts variable-rate receivable into fixed-rate receivable. The Company’s objectives in using the cash flow hedge are to add stability to interest receivable and to manage its exposure to contractually specified interest rate movements. Under the term of the swap contract, the Company hedged the cashflows associated with a pool of 1-month LIBOR floating rate loans by converting a $50 million portion of that pool of loans into fixed rates with the swap. The Bank receives fixed and pays floating rate based on 1 month LIBOR for a 7-year rolling period beginning April 29, 2021. A hedging instrument is expected at inception to be highly effective at offsetting changes in the hedged transactions attributable to the changes in the hedged risk.

Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of June 30, 2021, a fair value adjustment of $168,000 was recorded in accumulated other comprehensive income. During the three and six month ended June 30, 2021, the Company recognized $85,000 of accumulated other comprehensive income that was reclassified into interest income, which is included in interest and fees on loans on the consolidated statements of operations. The Company expects to reclassify $508,000 to interest income during the next 12 months.

The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.

Collateral Arrangements

For both types of derivative arrangements, swaps with a third party bank are subject to collateral pledging agreement where collateral is pledged by both parties on the net position of all swaps subject to certain thresholds. As of June 30, 2021, Patriot has $1.4 million in collateral pledged on swap agreements. The interest rate swap agreements do not contain any credit risk related contingent features.

Further discussion of the accounting policy of derivatives is set forth in Note 1, and information about the valuation methods used to measure the fair value of derivatives is provided in Note 13 to the consolidated financial statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
June 30, 2021
Classified in Other Assets:
Customer interest rate swap	$4,894	7.8	5.25%	1 Mo. LIBOR + 1.96%	$763
Customer interest rate swap	1,414	8.0	4.38%	1 Mo. LIBOR + 2.00%	130

Classified in Other Liabilities:
3rd party interest rate swap	$4,894	7.8	5.25%	1 Mo. LIBOR + 1.96%	$(763)
3rd party interest rate swap	1,414	8.0	4.38%	1 Mo. LIBOR + 2.00%	(130)

Classified in Other Assets:
Interest rate swap cash flow hedge	$50,000	6.8	1.10%	1 Mo. LIBOR	$168

December 31, 2020
Classified in Other Assets:
Customer interest rate swap	$4,911	8.3	5.25%	1 Mo. LIBOR + 1.96%	$997
Customer interest rate swap	1,431	8.5	4.38%	1 Mo. LIBOR + 2.00%	190

Classified in Other Liabilities:
3rd party interest rate swap	$4,911	8.3	5.25%	1 Mo. LIBOR + 1.96%	$(997)
3rd party interest rate swap	1,431	8.5	4.38%	1 Mo. LIBOR + 2.00%	(190)

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2021:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2021	June 30, 2021
Interest rate swap designated as cash flow hedge:
Unrealized gain recognized in accumulated other comprehensive income before reclassifications	$253	$253
Amounts reclassified from accumulated other comprehensive income	(85)	(85)
Income tax expense on items recognized in accumulated other comprehensive income	(44)	(44)

Other comprehensive income	$124	$124

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, lower long-term interest rates will result in a positive impact to comprehensive income whereas higher long-term interest rates will result in a negative impact to comprehensive income.

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

The 2020 Plan authorizes 3,000,000 shares of the Company’s Common Stock for issuance. As of June 30, 2021, 2,830,031 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs and stock option grants. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares and changes for the three and six months ended June 30, 2021 and 2020:

Three months ended June 30, 2021:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2021	17,798	$6.88
Granted	20,476	$10.48
Vested	(3,004)	$16.90
Unvested at June 30, 2021	35,270	$8.12

Six months ended June 30, 2020:
Unvested at December 31, 2020	18,498	$7.29
Granted	20,476	$10.48
Vested	(3,704)	$17.08
Unvested at June 30, 2021	35,270	$8.12

Three months ended June 30, 2020:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March, 2020	19,298	$12.73
Granted	12,484	$6.12
Vested	(3,000)	$16.90
Forfeited	(2,185)	$15.92
Unvested at June 30, 2020	26,597	$8.89

Six months ended June 30, 2020:
Unvested at December 31, 2019	21,470	$12.91
Granted	12,484	$6.12
Vested	(5,172)	$15.92
Forfeited	(2,185)	$15.92
Unvested at June 30, 2020	26,597	$8.89

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

For the three and six months ended June 30, 2021, the Company recognized total share-based compensation expense of $46,000 and $80,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $25,000 and $40,000, respectively. Included in share-based compensation expense were $21,000 and $40,000 attributable to Patriot’s external directors, who received total compensation of $90,000 and $184,000 for each of those periods, respectively, which amounts are included in other operating expenses in the consolidated statements of operations.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of June 30, 2021 amounted to $320,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 3.23 years.

Dividends

The Company has not paid any dividends since 2020 and has temporarily suspended dividend payments pending resolution of the economic uncertainties associated with the Coronavirus pandemic.

Retirement Plan

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of six percent of an employee's annual compensation. During the three and six months ended June 30, 2021, compensation expense under the 401K aggregated $63,000 and $111,000, respectively. During the three and six months ended June 30, 2020, compensation expense under the 401K aggregated $62,000 and $151,000, respectively.

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

The following table summarizes the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2021 and 2020:

(Net income (loss) in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basis earnings (loss) per share:
Net income (loss) attributable to Common shareholders	$1,022	$(1,278)	$1,876	$(2,350)
Divided by:
Weighted average shares outstanding	3,946,544	3,935,109	3,945,070	3,933,249
Basic earnings (loss) per common share	$0.26	$(0.32)	$0.48	$(0.60)

Diluted earnings (loss) per share:
Net income (loss) attributable to Common shareholders	$1,022	$(1,278)	$1,876	$(2,350)
Weighted average shares outstanding	3,946,544	3,935,109	3,945,070	3,933,249

Effect of potentially dilutive restricted common shares	11,351	- (1)	8,924	- (2)

Divided by:
Weighted average diluted shares outstanding	3,957,895	3,935,109	3,953,994	3,933,249

Diluted earnings (loss) per common share	$0.26	$(0.32)	$0.47	$(0.60)

(1)	The weighted average diluted shares outstanding does not include 15,857 anti-dilutive restricted common shares for the three months ended June 30, 2020.
(2)	The weighted average diluted shares outstanding does not include 4,165 anti-dilutive restricted common shares for the six months ended June 30, 2020.

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

Financial instruments with credit risk at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Commitments to extend credit:
Unused lines of credit	$61,974	$61,622
Undisbursed construction loans	17,191	25,232
Home equity lines of credit	17,365	19,240
Future loan commitments	22,456	15,696
Financial standby letters of credit	564	604
	$119,550	$122,394

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a reserve for credit loss of $8,000 and $8,000 as of June 30, 2021 and December 31, 2020, respectively, which is included in accrued expenses and other liabilities.

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

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The Bank did not adopt the CBLR framework at June 30, 2021 but retains the option to adopt the framework in a future period.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The Company’s and the Bank’s regulatory capital amounts and ratios at June 30, 2021 and December 31, 2020 are summarized as follows:

(In thousands)	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets):
Actual	$88,877	11.904	$87,428	11.132	$99,831	13.285	$97,608	12.510
To be Well Capitalized(1)	-	-	-	-	75,148	10.000	78,026	10.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	78,905	10.500	81,927	10.500
For capital adequacy	59,727	8.000	62,827	8.000	60,118	8.000	62,421	8.000

Tier 1 Capital (to risk weighted assets):
Actual	69,532	9.313	67,602	8.608	90,426	12.033	87,844	11.258
To be Well Capitalized(1)	-	-	-	-	60,118	8.000	62,421	8.000
For capital adequacy with Capital Buffer(2)	-	-	-	-	63,876	8.500	66,322	8.500
For capital adequacy	44,796	6.000	47,120	6.000	45,089	6.000	46,815	6.000

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	61,532	8.242	59,602	7.589	90,426	12.033	87,844	11.258
To be Well Capitalized(1)	-	-	-	-	48,846	6.500	50,717	6.500
For capital adequacy with Capital Buffer(2)	-	-	-	-	52,603	7.000	54,618	7.000
For capital adequacy	33,597	4.500	35,340	4.500	33,816	4.500	35,112	4.500

Tier 1 Leverage Capital (to average assets):
Actual	69,532	7.766	67,602	7.539	90,426	10.099	87,844	9.794
To be Well Capitalized(1)	-	-	-	-	80,589	9.000	80,721	9.000
For capital adequacy	35,814	4.000	35,868	4.000	35,817	4.000	35,876	4.000

(1)	Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.
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

The capital buffer requirement effectively raises the minimum required Total Capital ratio to 10.5%, the Tier 1 capital ratio to 8.5% and the CET1 capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. As of June 30, 2021, Patriot satisfies all regulatory capital adequacy requirements on a fully phased-in basis.

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

At June 30, 2021, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of 10.1% of adjusted total assets of $90.4 million, which is above the well-capitalized required level of 9.0%; and total risk-based capital of $99.8 million, or 13.3% of risk-weighted assets, which is above the well-capitalized required level of 11.0% of risk weighted assets. At December 31, 2020, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $87.8 million, or 9.8% of adjusted total assets, which is above the well-capitalized required level of 9.0%; total risk-based capital of $97.6 million, or 12.5% of risk-weighted assets, which is above the well-capitalized required level of 11.0% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized as of June 30, 2021 and December 31, 2020. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

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

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.45 million. This investment is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both June 30, 2021 and December 31, 2020 due to its short-term nature.

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

Derivative asset (liability) - Interest Rate Swaps

The Company’s derivative assets and liabilities consist of transactions as part of management’s strategy to manage interest rate risk. The valuation of the interest rate swap agreements do not contain any counterparty risk. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy. See Notes 1 and 8 for additional disclosures on derivatives.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of June 30, 2021 and December 31, 2020:

(In thousands)		June 30, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,397	$2,397	$3,006	$3,006
Interest-bearing deposits due from banks	Level 1	113,794	113,794	31,630	31,630
Available-for-sale securities	Level 2	108,612	108,612	49,262	49,262
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,744	2,744	2,783	2,783
Federal Home Loan Bank stock	Level 2	4,185	4,185	4,503	4,503
Loans receivable, net	Level 3	660,534	659,544	719,596	716,822
Loans held for sale	Level 2	2,636	2,952	1,217	1,343
SBA servicing assets	Level 3	380	417	316	375
Other real estate owned	Level 2	1,216	1,216	1,906	1,906
Accrued interest receivable	Level 2	6,207	6,207	6,620	6,620
Interest rate swap receivable	Level 2	893	893	1,187	1,187
Interest rate swap cash flow hedge	Level 2	168	168	-	-

Financial assets, total		$908,216	$907,579	$826,476	$823,887

Financial Liabilities:
Demand deposits	Level 2	$218,374	$218,374	$158,676	$158,676
Savings deposits	Level 2	99,264	99,264	98,635	98,635
Money market deposits	Level 2	178,249	178,249	146,389	146,389
NOW accounts	Level 2	36,085	36,085	30,529	30,529
Time deposits	Level 2	216,390	216,866	210,140	210,882
Brokered deposits	Level 1	12,836	12,967	41,287	41,643
FHLB borrowings	Level 2	90,000	95,677	90,000	97,293
Senior notes	Level 2	11,965	12,018	11,927	12,028
Subordinated debt	Level 2	9,796	10,053	9,782	10,125
Junior subordinated debt owed to unconsolidated trust	Level 2	8,114	8,114	8,110	8,110
Note payable	Level 3	893	877	994	997
Accrued interest payable	Level 2	337	337	572	572
Interest rate swap liability	Level 2	893	893	1,187	1,187

Financial liabilities, total		$883,196	$889,774	$808,228	$817,066

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of June 30, 2021 and December 31, 2020:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2021:
U. S. Government agency and mortgage-backed securities	$-	$74,004	$-	$74,004
Corporate bonds	-	18,592	-	18,592
Subordinated notes	-	4,674	-	4,674
SBA loan pools	-	10,779	-	10,779
Municipal bonds	-	563	-	563
Available-for-sale securities	$-	$108,612	$-	$108,612

Interest rate swap receivable	$-	$893	$-	$893

Interest rate swap cash flow hedge	$-	$168	$-	$168

Interest rate swap liability	$-	$893	$-	$893

December 31, 2020:
U. S. Government agency mortgage-backed securities	$-	$16,833	$-	$16,833
Corporate bonds	-	17,290	-	17,290
Subordinated notes	-	9,005	-	9,005
SBA loan pools	-	5,567	-	5,567
Municipal bonds	-	567	-	567
Available-for-sale securities	$-	$49,262	$-	$49,262

Interest rate swap receivable	$-	$1,187	$-	$1,187

Interest rate swap liability	$-	$1,187	$-	$1,187

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

During the three and six months ended June 30, 2021 and 2020, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2021:
Impaired loans, net	$26,444	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

Other Real Estate Owned	1,216	Real Estate Appraisals	Discount for appraisal type		5.84%

SBA servicing assets	417	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2020:
Impaired loans, net	$22,971	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

Other Real Estate Owned	1,906	Real Estate Appraisals	Discount for appraisal type		5.84%

SBA servicing assets	375	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

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

The estimated fair value amounts have been measured as of June 30, 2021 and December 31, 2020, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

Summary

The Company reported net income for the second quarter of 2021 of $1.0 million ($0.26 basic and diluted earnings per share), compared to a net loss of $1.3 million ($0.32 basic and diluted loss per share) for the second quarter of 2020. The income before income taxes was $1.4 million for second quarter of 2021, compared to $1.7 million loss before income taxes for the second quarter of 2020.

For the six months ended June 30, 2021, the Company reported net income of $1.9 million ($0.48 basic and $0.47 diluted earnings per share), compared to a net loss of $2.4 million ($0.60 basic and diluted loss per share). The income before income taxes was $2.6 million for the first half of 2021, compared to $3.2 million loss before taxes for the first half of 2020. The Bank continued to show improved net interest margins, core deposit growth, and lower operating expenses.  The prepaid portfolio continues to be a low-cost funding source for the Bank and has increased substantially to $137.8 million as of June 30, 2021 from $50.0 million in July 2020. The portfolio growth provides a substantial improvement to the Bank’s net interest margin and overall funding costs.  In addition, during the first half of 2021 the Bank recognized a payroll tax credit of $2.0 million under the Employee Retention Credit program of the CARES Act.

To date, the Bank has addressed all items identified in the OCC Formal Agreement and is currently working collaboratively with the OCC to bring all matters to full resolution.

Financial Condition

As of June 30, 2021, total assets increased to $963.1 million, as compared to $880.7 million at December 31, 2020. Net Loan portfolio decreased $59.1 million or 8.2% from $719.6 million at December 31, 2020 to $660.5 million at June 30, 2021. Deposits increased $75.5 million or 11.0% from $685.7 million at December 31, 2020 to $761.2 million at June 30, 2021.

Cash and Cash Equivalents

Cash and cash equivalents increased $81.6 million, from $34.6 million at December 31, 2020 to $116.2 million at June 30, 2021. The increase in 2021 was primarily attributable to increasing retail deposits and net decrease in loan portfolio through paydown of the loans. These factors also resulted in an increase in available for sale securities, which increased $59.4 million to $108.6 million at June 30, 2021. The Company’s liquidity position is strong with liquid assets rising to 22.8% of total assets at June 30, 2021.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(In thousands)	June 30,	December 31,	Increase / (Decrease)
	2021	2020	($)	(%)
U. S. Government agency and mortgage-backed securities	$74,004	$16,833	$57,171	339.64%
Corporate bonds	18,592	17,290	1,302	7.53%
Subordinated notes	4,674	9,005	(4,331)	-48.10%
SBA loan pools	10,779	5,567	5,212	93.62%
Municipal bonds	563	567	(4)	-0.71%
Total Available-for-Sale Securities, at fair value	108,612	49,262	59,350	120.48%

Other Investments, at cost	4,450	4,450	-	0.00%

	$113,062	$53,712	$59,350	110.50%

Total investments increased by $59.4 million, from $53.7 million at December 31, 2020 to $113.1 million at June 30, 2021. The increase in the first half of 2021 was primarily attributable to purchases of $61.7 million U.S. Government agency and mortgage-backed securities, $14.2 million Corporate bonds and $5.9 million SBA loan pools, which was offset by repayments of $5.3 million principal and maturity of $1.9 million of available-for-sale securities. In addition, the Bank sold $20.8 million available for sale securities and recognized a net gain of $93,000 in the three and six months ended June 30, 2021. There were no sales of available-for-sale securities in the three and six months ended June 30, 2020.

Loans held for investment

The following table provides the composition of the Company’s loan held for investment portfolio as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$272,854	40.67%	$282,378	38.68%
Residential Real Estate	158,088	23.56%	153,851	21.07%
Commercial and Industrial	123,113	18.35%	144,297	19.76%
Consumer and Other	51,386	7.66%	67,635	9.26%
Construction	46,879	6.99%	66,984	9.17%
Construction to permanent - CRE	18,576	2.77%	15,035	2.06%
Loans receivable, gross	670,896	100.00%	730,180	100.00%
Allowance for loan losses	(10,362)		(10,584)
Loans receivable, net	$660,534		$719,596

The Company’s gross loan portfolio decreased $59.3 million, from $730.2 million at December 31, 2020 to $670.9 million at June 30, 2021. The decrease in loans was primarily attributable to $132.8 million paydown of the loans, which was partially offset by $44.8 million in purchases of loans receivable and $59.4 million of new loan origination.

SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of June 30, 2021 and December 31, 2020, SBA loans included in the commercial and industrial loan were both $15.9 million. SBA loans included in the commercial real estate loans were $7.0 million and $5.7 million, respectively.

At June 30, 2021, the net loan to deposit ratio was 87% and the net loan to total assets ratio was 69%. At December 31, 2020, these ratios were 105% and 82%, respectively.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses decreased $222,000 or 2.1% from $10.6 million at December 31, 2020 to $10.4 million at June 30, 2021. The decrease was primarily attributable to the decline in the aggregate loan balance and a net charge-off of $222,000 during the six months ended June 30, 2021.

Based upon the overall assessment and evaluation of the loan portfolio at June 30, 2021, management believes $10.4 million in the allowance for loan and lease losses, which represented 1.5% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan and lease losses:

	Three Month Ended June 30,		Six Month Ended June 30,
(In thousands)	2021	2020	2021	2020

Balance at beginning of the period	$10,426	$10,916	$10,584	$10,115
Charge-offs:
Commercial Real Estate	(9)	-	(51)	-
Residential Real Estate	-	(12)	(3)	(13)
Commercial and Industrial	-	(679)	(209)	(683)
Consumer and Other	(2)	-	(20)	(39)
Construction	(69)	-	(69)	-
Total charge-offs	(80)	(691)	(352)	(735)
Recoveries:
Commercial and Industrial	12	11	24	51
Consumer and Other	4	2	106	3
Total recoveries	16	13	130	54

Net charge-offs	(64)	(678)	(222)	(681)
Provision charged to earnings	-	910	-	1,714
Balance at end of the period	$10,362	$11,148	$10,362	$11,148

Ratios:
Net charge-offs to average loans	(0.009)%	(0.083)%	(0.032)%	(0.082)%
Allowance for loan losses to total loans	1.54%	1.41%	1.54%	1.41%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment:

(In thousands)	June 30, 2021		December 31, 2020
Allowance for loan and lease losses	Amount	%	Amount	%
Commercial Real Estate	$4,079	39.37%	$4,485	42.37%
Residential Real Estate	2,003	19.33%	1,379	13.03%
Commercial and Industrial	3,212	31.00%	3,284	31.03%
Consumer and Other	391	3.77%	295	2.79%
Construction	369	3.56%	739	6.98%
Construction to permanent - CRE	144	1.39%	162	1.53%
Unallocated	164	1.58%	240	2.27%
Total	$10,362	100.00%	$10,584	100.00%

Non-performing Assets

The following table presents non-performing assets as of June 30, 2021 and December 31, 2020:

(In thousands)
	June 30, 2021	December 31, 2020
Non-accruing loans:
Commercial Real Estate	$16,964	$14,534
Residential Real Estate	4,358	3,854
Commercial and Industrial	3,151	700
Consumer and Other	51	917
Total non-accruing loans	24,524	20,005

Loans past due over 90 days and still accruing	608	16
Other real estate owned	1,216	1,906
Total nonperforming assets	$26,348	$21,927

Nonperforming assets to total assets	2.74%	2.49%
Nonperforming loans to total loans, net	3.80%	2.78%

The $24.5 million of non-accrual loans at June 30, 2021 was comprised of 28 borrowers, for which a specific reserve of $1.7 million was established. Two TDR loans of total $9.5 million were included in the non-accrual loans. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate. Non-accrual loans are included in the impaired loans. The Bank evaluated the impaired loans and determined that a specific reserve of $1.7 million was established as of June 30, 2021.

As of December 31, 2020, the $20.0 million of non-accrual loans was comprised of 21 borrowers, for which a specific reserve of $1.4 million was established. Six TDR loans of total $11.5 million were included in the non-accrual loans as of December 31, 2020.

Loans held for sale

SBA loans held for sale totaled $2.6 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. SBA loans held for sale at June 30, 2021, consisted of $2.5 million commercial real estate and $106,000 commercial and industrial loans, respectively. SBA loans held for sale at December 31, 2020, consisted entirely of $1.2 million commercial and industrial loans.

Goodwill

The Company completed its acquisition of Prime Bank in May 2018 and recorded $1.1 million of goodwill after adjustments as of May 10, 2019. No further adjustment to the goodwill was made as of June 30, 2021.

The Company did not perform an interim goodwill test in the first half of 2021 as no events occurred which would trigger an impairment assessment.

Deferred Taxes

Deferred tax assets were $10.6 million and $11.5 million at June 30, 2021 and December 31, 2020, respectively. Deferred tax assets consists predominately of net operating losses, capitalized costs and allowances for loan losses.

The effective tax rate for the three and six months ended June 30, 2021 was 27.3% and 27.2%, respectively, compared to the effective tax (benefit) rate of (25.9%) and (25.5%) for the three and six months ended June 30, 2020, respectively. The Company’s effective rates for both periods were affected primarily by states taxes and non-deductible expenses.

Patriot anticipates utilizing the net operating loss carry forwards to reduce income taxes otherwise payable on current and future years taxable income.

Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and net operating loss carry-forwards that do not begin to expire until the year 2030. Based upon this evidence, management recorded a valuation allowance of $1.9 million as of December 31, 2020. Patriot continues to maintain the valuation allowance of $1.9 million as of June 30, 2021.

The Company will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that additional deferred tax assets will not be realized, the valuation allowance will be adjusted.

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. On March 11, 2021, the American Rescue Plan Act of 2021 (the “APRA”) was signed into law in the U.S. to provide relief as a result of the COVID-19 pandemic. The APRA, among other things, extended and modified the employee retention credit. As of June 30, 2021, the Company has determined that the APRA had no significant impact on the Company’s effective tax rate.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)			Increase/(Decrease)
	June 30, 2021	December 31, 2020	$	%
Non-interest bearing:
Non-interest bearing	$135,477	$99,344	$36,133	36.37%
Prepaid DDA	82,897	59,332	23,565	39.72%
Total non-interest bearing	218,374	158,676	59,698	37.62%

Interest bearing:
NOW	36,085	30,529	5,556	18.20%
Savings	99,264	98,635	629	0.64%
Money market	123,327	131,378	(8,051)	(6.13)%
Money market - prepaid deposits	54,922	15,011	39,911	265.88%
Certificates of deposit, less than $250,000	152,700	160,968	(8,268)	(5.14)%
Certificates of deposit, $250,000 or greater	63,690	49,172	14,518	29.52%
Brokered deposits	12,836	41,287	(28,451)	(68.91)%
Total Interest bearing	542,824	526,980	15,844	3.01%

Total Deposits	$761,198	$685,656	$75,542	11.02%

The Bank has substantially improved its deposit and funding mix over the past year. During the past six months, brokered deposits declined by $28.5 million while growth in core funding of $40.5 million and prepaid deposits of $63.5 million combined to produce growth in total deposits of $75.5 million or 11.0% for the six-month period. Excluding the planned reduction of brokered deposits, total deposits increased $104.0 million during the first half of 2021.

Borrowings

Total borrowings were $120.8 million at both June 30, 2021 and December 31, 2020. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of June 30, 2021, the Bank had $47.6 million of available borrowing capacity from the FHLB-B.

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At June 30, 2021 and December 31, 2020, outstanding advances from the FHLB-B aggregated $90.0 million for both periods.

At June 30, 2021, advances of $90.0 million outstanding bore fixed rates of interest ranging from 2.40% to 4.23% with maturities ranging from 2.0 years to 3.2 years. The FHLB-B advances with fixed interest rates have a weighted average interest rate of 3.26%.

At June 30, 2021, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $217.3 million. Borrowing capacity under this line totaled $47.6 million at June 30, 2021.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three and six months ended June 30, 2021 and 2020, no funds had been borrowed under the line of credit.

Interest expense incurred for the three and six months ended June 30, 2021 were $741,000 and $1.5 million, respectively. Interest expenses incurred for the three and six months ended June 30, 2020 were $638,000 and $1.3 million, respectively.

Correspondent Bank - Line of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $5 million at June 30, 2021 and $5 million at December 31, 2020. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.

There was no outstanding balance under the agreements at June 30, 2021 and December 31, 2020. No interest expense incurred for the three and six months ended June 30, 2021 and 2020.

Other Borrowing

In August 2020, Patriot was approved to pledge commercial and industrial loans and leases, commercial real estate, construction loans and one-to-four family first lien loans under the Federal Reserve Bank of New York’s (“FRBNY”) Borrower-in-Custody program. As of June 30, 2021, Patriot had pledged eligible loans with a book value of $30.2 million and a collateral value of $21.1 million as collateral to support borrowing capacity at the FRBNY. There was no outstanding balance under the agreements at June 30, 2021.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At June 30, 2021 and December 31, 2020, $35,000 and $73,000 of unamortized debt issuance costs were deducted from the face amount of the Senior Notes included in the consolidated balance sheet, respectively.

The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

For the three and six months ended June 30, 2021, the Company recognized interest expense of $228,000 and $457,000, respectively. For the three and six months ended June 30, 2020, the Company recognized interest expense of $228,000 and $457,000, respectively.

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

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At June 30, 2021 and December 31, 2020, $204,000 and $218,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.

For the three and six months ended June 30, 2021, the Company recognized interest expense of $165,000 and $328,000, respectively. For the three and six months ended June 30, 2020, the Company recognized interest expense of $163,000 and $327,000, respectively.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (3.30% at June 30, 2021) and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of June 30, 2021 and December 31, 2020, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $134,000 and $138,000, respectively, and accrued interest on the junior subordinated debentures was $4,000 and $5,000, respectively.

For the three and six months ended June 30, 2021, the Company recognized interest expense of $70,000 and $140,000, respectively. For the three and six months ended June 30, 2020, the Company recognized interest expense of $90,000 and $194,000 respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of June 30, 2021 and December 31, 2020, the note had a balance outstanding of $893,000 and $994,000, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

For the three and six months ended June 30, 2021, the Company recognized interest expense of $4,000 and $8,000, respectively. For the three and six months ended June 30, 2020, the Company recognized interest expense of $5,000 and $10,000 respectively.

Equity

Equity increased $2.7 million, from $63.2 million at December 31, 2020 to $65.9 million at June 30, 2021, primarily due to $1.9 million of net income and $80,000 of equity compensation, and $687,000 of net unrealized gain for investment portfolio and cash flow hedge for the six months ended June 30, 2021.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, decreased $2.8 million from $122.4 million at December 31, 2020 to $119.6 million at June 30, 2021.

Derivatives

As of June 30, 2021, Patriot had entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three and six months ended June 30, 2021 and 2020, respectively.

In April 2021, Patriot entered into a receive fixed/pay variable interest rate swap, intended to reduce the Company’s exposure to interest rate movements. This contractual agreement has been designated as a cash flow hedge. Under the term of the swap contract, the Company hedged the cashflows associated with a pool of 1-month LIBOR floating rate loans by converting a $50 million portion of that pool of loans into fixed rates with the swap. The Bank receives fixed and pays float swap for a 7-year rolling period beginning April 29, 2021. During the three and six month ended June 30, 2021, the Company recognized $85,000 of accumulated other comprehensive income that was reclassified into interest income, which is included in interest and fees on loans on the consolidated statements of operations.

Further discussion of the fair value of derivatives is set forth in Note 8 to the consolidated financial statements.

RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three and six months ended June 30, 2021 and 2020:

(In thousands)	Three Months Ended June 30,
	2021			2020
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$680,710	$7,267	4.28	$820,911	$9,111	4.45
Investments	94,548	477	2.02	56,912	468	3.29
Cash equivalents and other	69,647	23	0.13	50,145	24	0.19

Total interest earning assets	844,905	7,767	3.69	927,968	9,603	4.15

Cash and due from banks	2,946			1,866
Allowance for loan losses	(10,432)			(10,920)
OREO	1,216			2,400
Other assets	60,601			61,853

Total Assets	$899,236			$983,167

Liabilities
Interest bearing liabilities:
Deposits	$522,219	$623	0.48	$697,257	$2,792	1.61
Borrowings	90,061	741	3.30	90,792	638	2.82
Senior notes	11,953	228	7.63	11,879	228	7.68
Subordinated debt	17,905	233	5.22	17,867	253	5.68
Note Payable and other	905	4	1.77	1,109	5	1.80

Total interest bearing liabilities	643,043	1,829	1.14	818,904	3,916	1.92

Demand deposits	184,131			89,974
Other liabilities	7,398			9,299

Total Liabilities	834,572			918,177

Shareholders' equity	64,664			64,990

Total Liabilities and Shareholders' Equity	$899,236			$983,167

Net interest income		$5,938			$5,687

Interest margin			2.82			2.46
Interest spread			2.55			2.23

(In thousands)	Six Month Ended June 30,
	2021			2020
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$691,564	$15,010	4.38	$826,956	$19,144	4.64
Investments	78,270	821	2.10	58,308	1,022	3.51
Cash equivalents and other	67,873	47	0.14	45,742	159	0.70

Total interest earning assets	837,707	15,878	3.82	931,006	20,325	4.38

Cash and due from banks	2,631			2,140
Allowance for loan losses	(10,541)			(10,537)
OREO	1,392			2,400
Other assets	61,075			60,780

Total Assets	$892,264			$985,789

Liabilities
Interest bearing liabilities:
Deposits	$525,872	$1,408	0.54	$699,992	$5,992	1.72
Borrowings	90,417	1,474	3.29	94,965	1,335	2.82
Senior notes	11,944	457	7.65	11,870	457	7.70
Subordinated debt	17,900	467	5.26	17,862	521	5.85
Note Payable and other	931	8	1.73	1,135	10	1.77

Total interest bearing liabilities	647,064	3,814	1.19	825,824	8,315	2.02

Demand deposits	172,922			84,797
Other liabilities	7,821			8,907

Total Liabilities	827,807			919,528

Shareholders' equity	64,457			66,261

Total Liabilities and Shareholders' Equity	$892,264			$985,789

Net interest income		$12,064			$12,010

Interest margin			2.90			2.59
Interest spread			2.63			2.36

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three months ended June 30, 2021 and 2020:

	Three Month Ended June 30,				Six Month Ended June 30,
	2021 compared to 2020				2021 compared to 2020
(In thousands)	Increase/(Decrease)				Increase/(Decrease)
	Daily Average Balance	Volume	Rate	Total	Daily Average Balance	Volume	Rate	Total
Interest Earning Assets:
Loans	$(140,201)	$(1,479)	$(365)	$(1,844)	$(135,392)	$(2,993)	$(1,141)	$(4,134)
Investments	37,636	307	(298)	9	19,962	321	(522)	(201)
Cash equivalents and other	19,502	9	(10)	(1)	22,131	76	(188)	(112)

Total interest earning assets	(83,063)	(1,163)	(673)	(1,836)	(93,299)	(2,596)	(1,851)	(4,447)

Interest bearing liabilities:
Deposit	(175,038)	(998)	(1,171)	(2,169)	(174,120)	(2,099)	(2,485)	(4,584)
Borrowings	(731)	(5)	108	103	(4,548)	(68)	207	139
Senior notes	74	-	-	-	74	-	-	-
Subordinated debt	38	-	(20)	(20)	38	-	(54)	(54)
Note payable and other	(204)	(1)	-	(1)	(204)	(2)	-	(2)

Total interest bearing liabilities	(175,861)	(1,004)	(1,083)	(2,087)	(178,760)	(2,169)	(2,332)	(4,501)

Net interest income	$92,798	$(159)	$410	$251	$85,461	$(427)	$481	$54

For the quarter ended June 30, 2021, interest income and dividend income decreased $1.8 million or 19.1% as compared to the quarter ended June 30, 2020. Total interest expense decreased $2.1 million or 53.3% as compared to the quarter ended June 30, 2020. Net interest income was $5.9 million for the quarter ended June 30, 2021, which increased 4.4% from $5.7 million for the quarter ended June 30, 2020 primarily due to lower rates paid on deposits offset by lower average loan balances.

For the six months ended June 30, 2021, interest income and dividend income decreased $4.5 million or 21.9% as compared to the six months ended June 30, 2020. Total interest expense decreased $4.5 million or 54.1% as compared to the six months ended June 30, 2020. Net interest income was $12.1 million for the six months ended June 30, 2021, which increased 0.4% from $12.0 million for the six months ended June 30, 2020.

Net interest margin for the three and six months ended June 30, 2021 were 2.82% and 2.90%, respectively, representing a significant increase from net interest margin for the three and six months ended June 30, 2020 were 2.46% and 2.59%, respectively.

Compared to the prior year, net interest margin improved due to a decline in rates paid on funding sources partially offset by lower average loan volume associated with the decline in business activity due to the COVID 19 pandemic.  While rates earned on earning assets declined 46 basis points since the first quarter of 2020 due to declining market interest rates, rates paid declined more dramatically by 78 basis points as higher cost retail CD and brokered deposits were replaced by low-cost demand deposits added through the Company’s prepaid deposit program.  Higher net interest margins are expected to sustain and grow in the second half of 2021.

Provision for Loan Losses

The provision for loan losses for three and six months ended June 30, 2021 was zero, as compared to $910,000 and $1.7 million for the three and six months ended June 30, 2020, respectively. The recovering economy, lower loan balances and lower reserves resulted in no additions to the Bank’s allowance for loan and lease losses in the first half of 2021. The majority of the provision in the first six-months of 2020 was primarily attributable to conditions and the uncertainty created by the COVID-19 pandemic.

Non-interest income

Non-interest income for the three and six months ended June 30, 2021 was $753,000 and $1.2 million, respectively, as compared to $389,000 and $810,000, for the three and six months ended June 30, 2020, respectively. The increase was primarily attributable to an increase in gains on sales of SBA loans in 2021.

Non-interest expense

Non-interest expense for the three and six months ended June 30, 2021 decreased to $5.3 million and $10.7 million, respectively, as compared to $6.9 million and $14.4 million for the three and six months ended June 30, 2020, respectively. The decrease in non-interest expense in 2021 was primarily driven by an Employee Retention Credit of $1.1 million and $2.0 million for the three and six month ended June 30, 2021, respectively.

Provision (benefit) for income taxes

The Company reported provision for income taxes of $383,000 and $702,000 for three and six months ended June 30, 2021, respectively, as compared to a benefit for income taxes of $446,000 and $805,000 for the three and six months ended June 30, 2020, respectively. The increase mainly reflected the impact of the net income in 2021.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 22.8% at June 30, 2021, compared to 9.0% at December 31, 2020. Liquidity including readily available off-balance sheet funding sources was 30.6% at June 30, 2021, compared to 21.7% at December 31, 2020.

The following categories of assets are considered balance sheet liquidity: cash and due from banks, federal funds sold (if any), short-term investments (if any), loans held for sale, and unpledged available-for-sale securities. In addition, off balance sheet funding sources include collateral based borrowing available from the FHLB, correspondent bank borrowing lines, and brokered deposits subject to internal limitations.

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

Capital

The following table illustrates the Company’s and the Bank’s regulatory capital ratios as of June 30, 2021 and December 31, 2020:

	Patriot National Bancorp, Inc.				Patriot Bank, N.A.
(In thousands)	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)	Amount ($)	Ratio (%)
Total Capital (to risk weighted assets)	$88,877	11.904	$87,428	11.132	$99,831	13.285	$97,608	12.510
Tier 1 Capital (to risk weighted assets)	69,532	9.313	67,602	8.608	90,426	12.033	87,844	11.258
Common Equity Tier 1 Capital (to risk weighted assets)	61,532	8.242	59,602	7.589	90,426	12.033	87,844	11.258
Tier 1 Leverage Capital (to average assets)	69,532	7.766	67,602	7.539	90,426	10.099	87,844	9.794

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

The capital buffer requirement effectively raises the Bank’s minimum required Total Capital ratio to 10.5%, the Tier 1 Capital ratio to 8.5%, and the CET1 Capital ratio to 7.0% on a fully phased-in basis, which was effective on January 1, 2019. As of June 30, 2021, Patriot satisfies all capital adequacy requirements on a fully phased-in basis.

At June 30, 2021, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of 10.1% of adjusted total assets of $90.4 million, which is above the well-capitalized required level of 9.0%; and total risk-based capital of $99.8 million, or 13.3% of risk-weighted assets, which is above the well-capitalized required level of 11.0% of risk weighted assets. At December 31, 2020, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $87.8 million, or 9.8% of adjusted total assets, which is above the well-capitalized required level of 9.0%; total risk-based capital of $97.6 million, or 12.5% of risk-weighted assets, which is above the well-capitalized required level of 11.0% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized as of June 30, 2021 and December 31, 2020. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of June 30, 2021			As of December 31, 2020
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$109,211	$(6,267)	$(5.4)	$111,300	$2,524	2.3
+100	113,987	(1,491)	(1.3)	110,657	1,881	1.7
BASE	115,478	-	-	108,776	-	-
-100	117,273	1,795	1.6	112,229	3,453	3.2
-200	124,738	9,260	8.0	129,821	21,045	19.3

(In thousands)	Net Interest Income - Performance Summary
	Year ended June 30, 2021			Year ended December 31, 2020
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$28,415	$1,619	$6.0	$28,959	$1,926	7.1
+100	27,734	938	3.5	27,946	913	3.4
BASE	26,796	-	-	27,033	-	-
-100	26,719	(77)	(0.3)	27,162	129	0.5
-200	26,641	(155)	(0.6)	27,215	182	0.7

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

An evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed by the Company’s management based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, as of the end of the period covered by this report. As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that Patriot’s disclosure controls and procedures were effective for the period ended June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls over financial reporting to minimize any related impact on their effectiveness.

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

Item 5: Other Information

None.

ITEM 6:          Exhibits

The exhibits marked with the section symbol (#) are interactive data files.

No	Description

3(i)	Certificate of Incorporation of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on December 1, 1999).

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

3(i) (C)	Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc. dated October 6, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report Form 8-K filed on October 21, 2010)

3(ii)	Amended and Restated By-laws of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on November 1, 2010)

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certifications

101.INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Schema Document

101.CAL#	Inline XBRL Calculation Linkbase Document

101.LAB#	Inline XBRL Labels Linkbase Document

101.PRE#	Inline XBRL Presentation Linkbase Document

101.DEF#	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

The exhibits marked with the section symbol (#) are interactive data files.

* The certification is being furnished and shall not be deemed filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2021

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer