Form 10-Q
period 2021-09-30
PATRIOT NATIONAL BANCORP INC
filed 2021-11-10
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 3,947,976 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2021	2020

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$5,298	$3,006
Interest bearing deposits	40,967	31,630
Total cash and cash equivalents	46,265	34,636
Investment securities:
Available-for-sale securities, at fair value	124,103	49,262
Other investments, at cost	4,450	4,450
Total investment securities	128,553	53,712

Federal Reserve Bank stock, at cost	2,843	2,783
Federal Home Loan Bank stock, at cost	5,009	4,503
Loans receivable (net of allowance for loan losses: 2021: $10,079 and 2020: $10,584)	704,459	719,596
Loans held for sale	4,128	1,217
Accrued interest and dividends receivable	6,186	6,620
Premises and equipment, net	32,638	33,423
Other real estate owned	-	1,906
Deferred tax asset, net	10,352	11,496
Goodwill	1,107	1,107
Core deposit intangible, net	308	343
Other assets	10,498	9,387
Total assets	$952,346	$880,729

Liabilities
Deposits:
Noninterest bearing deposits	$207,941	$158,676
Interest bearing deposits	526,732	526,980
Total deposits	734,673	685,656

Federal Home Loan Bank and correspondent bank borrowings	110,000	90,000
Senior notes, net	11,983	11,927
Subordinated debt, net	9,803	9,782
Junior subordinated debt owed to unconsolidated trust, net	8,116	8,110
Note payable	842	994
Advances from borrowers for taxes and insurance	2,253	3,786
Accrued expenses and other liabilities	7,976	7,255
Total liabilities	885,646	817,510

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; As of September 30, 2021: 4,021,717 shares issued; 3,947,976 shares outstanding; As of December 31, 2020: 4,017,313 shares issued; 3,943,572 shares outstanding;	106,439	106,329
Accumulated deficit	(39,393)	(42,592)
Accumulated other comprehensive loss	(346)	(518)
Total shareholders' equity	66,700	63,219
Total liabilities and shareholders' equity	$952,346	$880,729

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020

Interest and Dividend Income
Interest and fees on loans	$7,189	$8,578	$22,199	$27,722
Interest on investment securities	692	340	1,422	1,134
Dividends on investment securities	59	85	150	313
Other interest income	20	28	67	187
Total interest and dividend income	7,960	9,031	23,838	29,356

Interest Expense
Interest on deposits	448	2,028	1,856	8,020
Interest on Federal Home Loan Bank borrowings	756	628	2,230	1,963
Interest on senior debt	229	229	686	686
Interest on subordinated debt	233	235	700	756
Interest on note payable and other	4	5	12	15
Total interest expense	1,670	3,125	5,484	11,440

Net interest income	6,290	5,906	18,354	17,916

(Credit) provision for loan losses	(300)	85	(300)	1,799

Net interest income after (credit) provision for loan losses	6,590	5,821	18,654	16,117

Non-interest Income
Loan application, inspection and processing fees	79	54	203	147
Deposit fees and service charges	61	73	190	253
Gains on sales of loans	-	380	352	464
Rental income	130	131	400	393
Gain on sale of investment securities	26	-	119	-
Other income	627	66	854	257
Total non-interest income	923	704	2,118	1,514

Non-interest Expense
Salaries and benefits	2,843	3,460	7,506	10,966
Occupancy and equipment expense	832	810	2,530	2,680
Data processing expense	376	433	1,088	1,194
Professional and other outside services	633	627	2,199	2,137
Project expenses, net	4	6	15	154
Advertising and promotional expense	57	107	196	377
Loan administration and processing expense	23	75	61	135
Regulatory assessments	213	355	649	1,159
Insurance expense, net	79	67	214	215
Communications, stationary and supplies	161	118	450	371
Other operating expense	490	560	1,484	1,491
Total non-interest expense	5,711	6,618	16,392	20,879

Income (loss) before income taxes	1,802	(93)	4,380	(3,248)

Provision (benefit) for income taxes	479	(6)	1,181	(811)

Net income (loss)	$1,323	$(87)	$3,199	$(2,437)

Basic earnings (loss) per share	$0.34	$(0.02)	$0.81	$(0.62)
Diluted earnings (loss) per share	$0.34	$(0.02)	$0.81	$(0.62)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$1,323	$(87)	$3,199	$(2,437)
Other comprehensive income (loss)
Unrealized holding (loss) gain on securities	(500)	553	352	(193)
Income tax effect	128	(143)	(92)	50
Reclassification for realized gain on sale of investment securities	(26)	-	(119)	-
Income tax effect	7	-	31	-
	(391)	410	172	(143)
Derivative instruments:
Unrealized holding (loss) gain on cash flow hedge	(104)	-	149	-
Income tax effect	27	-	(39)	-
Reclassification adjustement for net gain included in net income	(64)	-	(149)	-
Income tax effect	17	-	39	-
	(124)	-	-	-

Total other comprehensive (loss) income	(515)	410	172	(143)
Comprehensive income (loss)	$808	$323	$3,371	$(2,580)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2021
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at June 30, 2021	3,947,276	$106,409	$(40,716)	$169	$65,862
Comprehensive income (loss):
Net income	-	-	1,323	-	1,323
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(391)	(391)
Unrealized holding loss on cash flow hedge, net of tax	-	-	-	(124)	(124)
Total comprehensive income (loss)	-	-	1,323	(515)	808
Share-based compensation expense	-	30	-	-	30
Vesting of restricted stock	700	-	-	-	-
Balance at September 30, 2021	3,947,976	$106,439	$(39,393)	$(346)	$66,700

	Nine Months Ended September 30, 2021
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2020	3,943,572	$106,329	$(42,592)	$(518)	$63,219
Comprehensive income:
Net income	-	-	3,199	-	3,199
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	172	172
Total comprehensive income	-	-	3,199	172	3,371
Share-based compensation expense	-	110	-	-	110
Vesting of restricted stock	4,404	-	-	-	-
Balance at September 30, 2021	3,947,976	$106,439	$(39,393)	$(346)	$66,700

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Three Month Ended September 30, 2020
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at June 30, 2020	3,935,841	$106,251	$(41,123)	$(956)	$64,172
Comprehensive loss:
Net loss	-	-	(87)	-	(87)
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	410	410
Total comprehensive loss	-	-	(87)	410	323
Share-based compensation expense	-	42	-	-	42
Vesting of restricted stock	1,200	-	-	-	-
Balance at September 30, 2020	3,937,041	$106,293	$(41,210)	$(546)	$64,537

	Nine Months Ended September 30, 2020
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2019	3,930,669	$106,170	$(38,773)	$(403)	$66,994
Comprehensive loss:
Net loss	-	-	(2,437)	-	(2,437)
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(143)	(143)
Total comprehensive loss	-	-	(2,437)	(143)	(2,580)
Share-based compensation expense	-	123	-	-	123
Vesting of restricted stock	6,372	-	-	-	-
Balance at September 30, 2020	3,937,041	$106,293	$(41,210)	$(546)	$64,537

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$3,199	$(2,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and accretion of investment premiums and discounts, net	253	168
Amortization and accretion of purchase loan premiums and discounts	1,388	589
Amortization of debt issuance costs	83	84
Amortization of core deposit intangible	35	56
Amortization of servicing assets of sold SBA loans	15	15
(Credit) provision for loan losses	(300)	1,799
Depreciation and amortization	1,135	1,144
Gain on sales of available-for-sale securities	(119)	-
Share-based compensation	110	123
Decrease (increase) in deferred income taxes	1,083	(883)
Originations of SBA loans held for sale	(6,505)	(1,694)
Proceeds from sale of SBA loans held for sale	3,665	6,096
Gains on sale of SBA loans held for sale, net	(352)	(464)
Net gain on sale of other real estate owned	(2)	21
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	434	(3,231)
Increase in other assets	(1,833)	(674)
Increase (decrease) in accrued expenses and other liabilities	1,516	(1,465)
Net cash provided by (used in) operating activities	3,805	(753)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	53,706	-
Principal repayments on available-for-sale securities	7,686	6,674
Purchases of available-for-sale securities	(136,134)	(6,541)
(Purchases) redemptions of Federal Reserve Bank stock	(60)	114
Purchases of Federal Home Loan Bank stock	(506)	(26)
Decrease in originated loans receivable, net	94,457	95,464
Purchases of loans receivable	(80,201)	(31,525)
Purchases of premises and equipment	(364)	(158)
Proceeds from sale of other real estate owned	1,908	425
Net cash (used in) provided by investing activities	(59,508)	64,427

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net	49,017	(92,102)
Purchases of deposits	-	49,998
Increase (decrease) in FHLB borrowings	20,000	(10,000)
Principal repayments of note payable	(152)	(149)
Decrease in advances from borrowers for taxes and insurance	(1,533)	(1,189)
Net cash provided by (used in) financing activities	67,332	(53,442)

Net increase in cash and cash equivalents	11,629	10,232

Cash and cash equivalents at beginning of period	34,636	39,404

Cash and cash equivalents at end of period	$46,265	$49,636

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,306	$12,237
Cash paid (refund) for income taxes, net	$47	$(193)

Non-cash transactions:
(Decrease) increase in premises and equipment	$(119)	$50
Reclass of premises and equipment to implementation cost	$52	$-
Decrease (increase) in accrued expense and other liabilities	$67	$(50)

Transfers of SBA loans held for sale to loans receivable	$281	$9,542

Transfers of loans receivable to loans held for sale	$-	$5,022

Operating lease right-of-use assets	$-	$57
Operating lease liabilities	$-	$(57)

Capitalized servicing assets	$74	$115

(Decrease) increase in interest rate swaps assets	$(370)	$609
Decrease (increase) in interest rate swaps liabilities	$370	$(609)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 1.	Basis of Financial Statement Presentation

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the remainder of 2021.

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

The COVID-19 pandemic has resulted in significant economic disruption affecting our business and the clients we serve. As vaccination efforts continue, restrictions on businesses have been lifted and a return to more normal economic activity has begun.  However, the extent of the remaining impact will depend on future developments, which are uncertain. While not expected, a surge in the impact of the pandemic on business conditions could cause us to experience higher credit losses in our loan portfolio, impairment of our goodwill, additional valuation allowance associated with our net deferred tax assets, reduced demand for our products and services, or other negative impacts on our financial position, results of operations, and prospects.

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

The Federal Reserve System (the “Fed”) has taken, and continues to take, steps to support markets and the economy. Stimulus from Washington and the federal government, in spite of political hurdles and a change in presidential administrations, has also provided meaningful support while the Biden administration adopted another $1.9 trillion stimulus package in March 2021.

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

Employee Retention Credit

The CARES Act also provided for an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers for 2020. In 2021, the tax credit is up to $7,000 for each quarter, equal to 70% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee per quarter. The Company adopted a policy to recognize the employee retention credit when earned and to recognize the credit as a reduction to compensation and benefits expense on the Company’s consolidated statements of operations. Accordingly, the Company recorded an employee retention credit of $906,000 and $2.9 million for the three and nine months ended September 30, 2021, respectively, which is included in non-interest expense on the consolidated statements of operations.

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

ASU Update 2020-04

ASU No. 2020-04, Reference Rate Reform (Topic 848): "Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. Optional expedients include that modifications of contracts should be accounted for by prospectively adjusting the effective interest rate and modifications of leases should be accounted for as a continuation of the existing contract with no reassessments of lease classification and discount rate or remeasurements of lease payments. This ASU also provides many practical expedients for derivative accounting. In addition, an entity may elect to sell and/or transfer held to maturity securities that reference a rate affected by the reference rate reform classified as held to maturity prior to January 1, 2020. In particular, the Company made the following elections as it relates to hedging relationships, to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the expedient in ASC 848-50-35-17 so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. The application of this guidance did not have a material impact on the Company's financial statements.

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

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at September 30, 2021 and December 31, 2020 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2021:
U. S. Government agency and mortgage-backed securities	$89,557	$154	$(693)	$89,018
Corporate bonds	20,005	308	(91)	20,222
Subordinated notes	4,608	67	(5)	4,670
SBA loan pools	9,836	3	(205)	9,634
Municipal bonds	562	1	(4)	559
	$124,568	$533	$(998)	$124,103

December 31, 2020:
U. S. Government agency and mortgage-backed securities	$16,719	$131	$(17)	$16,833
Corporate bonds	18,014	260	(984)	17,290
Subordinated notes	9,036	97	(128)	9,005
SBA loan pools	5,627	-	(60)	5,567
Municipal bonds	564	3	-	567
	$49,960	$491	$(1,189)	$49,262

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of September 30, 2021 and December 31, 2020:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
September 30, 2021:
U. S. Government agency and mortgage-backed securities	$49,299	$(693)	$-	$-	$49,299	$(693)
Corporate bonds	1,903	(91)	-	-	1,903	(91)
Subordinated notes	-	-	1,103	(5)	1,103	(5)
SBA loan pools	5,815	(169)	3,268	(36)	9,083	(205)
Municipal bonds	404	(4)	-	-	404	(4)
	$57,421	$(957)	$4,371	$(41)	$61,792	$(998)

December 31, 2020:
U. S. Government agency and mortgage-backed securities	$5,797	$(14)	$1,476	$(3)	$7,273	$(17)
Corporate bonds	-	-	13,015	(984)	13,015	(984)
Subordinated notes	1,878	(122)	1,103	(6)	2,981	(128)
SBA loan pools	1,533	(12)	4,034	(48)	5,567	(60)
	$9,208	$(148)	$19,628	$(1,041)	$28,836	$(1,189)

At September 30, 2021 and December 31, 2020, 31 of 50 and 22 of 37 available-for-sale securities had unrealized losses with an aggregate decline of 1.6% and 4.0% from the amortized cost of those securities, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, subordinated notes, corporate debt, and municipal bonds. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. SBA government guaranteed loan pools securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, available-for-sale securities of $60.9 million and $6.1 million, respectively, were pledged to the Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the Federal Home Loan Bank and municipal deposits.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of September 30, 2021 and December 31, 2020. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
September 30, 2021:
Corporate bonds	$20,005	$-	$-	$20,005	$20,222	$-	$-	$20,222
Subordinated notes	-	4,608	-	4,608	-	4,670	-	4,670
SBA loan pools	1,353	2,498	5,985	9,836	1,340	2,478	5,816	9,634
Municipal bonds	-	562	-	562	-	559	-	559
Available-for-sale securities with stated maturity dates	21,358	7,668	5,985	35,011	21,562	7,707	5,816	35,085
U. S. Government agency and mortgage-backed securities	18,789	287	70,481	89,557	18,707	289	70,022	89,018
	$40,147	$7,955	$76,466	$124,568	$40,269	$7,996	$75,838	$124,103

December 31, 2020:
Corporate bonds	$4,014	$14,000	$-	$18,014	$4,274	$13,016	$-	$17,290
Subordinated notes	2,000	7,036	-	9,036	2,003	7,002	-	9,005
SBA loan pools	1,921	3,706	-	5,627	1,899	3,668	-	5,567
Municipal bonds	-	564	-	564	-	567	-	567
Available-for-sale securities with stated maturity dates	7,935	25,306	-	33,241	8,176	24,253	-	32,429
U. S. Government agency and mortgage-backed securities	3,364	1,466	11,889	16,719	3,363	1,491	11,979	16,833
	$11,299	$26,772	$11,889	$49,960	$11,539	$25,744	$11,979	$49,262

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

During the nine months ended September 30, 2021, the Bank purchased $112.0 million U.S. Government agency debt and mortgage-backed securities, $18.2 million Corporate bonds, and $5.9 million SBA government guaranteed loan pools securities. In 2021, the Bank sold $32.4 million U.S. Government agency mortgage-backed securities, $16.3 million corporate bonds, $4.5 million subordinated notes, and $535,000 SBA loan pools securities, and recognized a net gain on sale of securities of $26,000 and $119,000 during the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2020, the Bank purchased $4.9 million U.S. Government agency mortgage-backed securities, $988,000 SBA government guaranteed loan pools securities and $565,000 municipal bonds. There was no sale of available-for-sale securities in the nine months ended September 30, 2020.

Note 4.    Loans Receivable and Allowance for Loan and Lease Losses

As of September 30, 2021 and December 31, 2020, loans receivable, net, consisted of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Loan portfolio segment:
Commercial Real Estate	$315,853	$282,378
Residential Real Estate	171,800	153,851
Commercial and Industrial	119,688	144,297
Consumer and Other	53,676	67,635
Construction	41,609	66,984
Construction to Permanent - CRE	11,912	15,035
Loans receivable, gross	714,538	730,180
Allowance for loan and lease losses	(10,079)	(10,584)
Loans receivable, net	$704,459	$719,596

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

Patriot has established credit policies applicable to each type of lending activity in which it engages and evaluates the creditworthiness of each borrower. Unless extenuating circumstances exist, Patriot limits the extension of credit on commercial real estate loans to 75% of the market value of the underlying collateral. Patriot’s loan origination policy for multi-family residential real estate is limited to 80% of the market value of the underlying collateral. In the case of construction loans, the maximum loan-to-value is 65% of the “as completed” appraised value of the real estate project. Management monitors the appraised value of collateral on an on-going basis and additional collateral is requested when warranted. Real estate is the primary form of collateral, although other forms of collateral do exist and may include such assets as accounts receivable, inventory, marketable securities, time deposits, and other business assets.

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

During the three and nine months ended September 30, 2021, Patriot purchased $29.6 million and $72.3 million of residential real estate loans, respectively. During the three and nine months ended September 30, 2020, Patriot purchased $2.5 million and $16.6 million of residential real estate loans, respectively.

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

Patriot’s syndicated and leveraged loan portfolio, which totaled $27.8 million and $55.0 million at September 30, 2021 and December 31, 2020, respectively, are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings and provide diversification from Patriot’s typical direct-to-business lines of credit and term facilities. However, since 2020, Patriot has discontinued participating in SNC loans and allowed the existing portfolio to run off.

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

During the three and nine months ended September 30, 2021, Patriot purchased $5.8 million and $7.9 million unsecured consumer loans, respectively. During the three and nine months ended September 30, 2020, Patriot purchased $0 and $14.9 million of education loans, respectively.

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

SBA Loans

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% to 90% of the principal balance. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $26.8 million and $21.6 million as of September 30, 2021 and December 31, 2020, respectively. During the nine-month period ended September 30, 2021, $281,000 SBA loans previously classified as held for sale were transferred to held for investment.

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

Paycheck Protection Program loans totaled $1.9 million as of September 30, 2021, which are included in the commercial and industrial loan classifications.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for the three and nine months ended September 30, 2021 and 2020:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three months ended September 30, 2021
Allowance for loan and lease losses:
June 30, 2021	$4,079	$2,003	$3,212	$390	$369	$144	$165	$10,362
Charge-offs	-	-	(3)	(3)	-	-	-	(6)
Recoveries	-	2	20	1	-	-	-	23
Provisions (credits)	607	130	(861)	(53)	(138)	(82)	97	(300)
September 30, 2021	$4,686	$2,135	$2,368	$335	$231	$62	$262	$10,079

Three months ended September 30, 2020
Allowance for loan and lease losses:
June 30, 2020	$4,274	$1,910	$3,526	$534	$666	$149	$89	$11,148
Charge-offs	(35)	-	(34)	(6)	-	-	-	(75)
Recoveries	-	1	11	1	-	-	-	13
Provisions (credits)	158	(374)	(33)	11	152	40	131	85
September 30, 2020	$4,397	$1,537	$3,470	$540	$818	$189	$220	$11,171

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Nine months ended September 30, 2021
Allowance for loan and lease losses:
December 31, 2020	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584
Charge-offs	(51)	(3)	(212)	(23)	(69)	-	-	(358)
Recoveries	-	2	44	107	-	-	-	153
Provisions (credits)	252	757	(748)	(44)	(439)	(100)	22	(300)
September 30, 2021	$4,686	$2,135	$2,368	$335	$231	$62	$262	$10,079

Nine months ended September 30, 2020
Allowance for loan and lease losses:
December 31, 2019	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115
Charge-offs	(400)	(13)	(352)	(45)	-	-	-	(810)
Recoveries	-	1	62	4	-	-	-	67
Provisions (credits)	1,008	511	(580)	240	341	59	220	1,799
September 30, 2020	$4,397	$1,537	$3,470	$540	$818	$189	$220	$11,171

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of September 30, 2021 and December 31, 2020:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
September 30, 2021
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,178	$4	$638	$-	$-	$-	$-	$1,820
Collectively evaluated for impairment	3,508	2,131	1,730	335	231	62	262	8,259
Total allowance for loan and lease losses	$4,686	$2,135	$2,368	$335	$231	$62	$262	$10,079

Loans receivable, gross:
Individually evaluated for impairment	$19,223	$4,329	$4,084	$525	$-	$-	$-	$28,161
Collectively evaluated for impairment	296,630	167,471	115,604	53,151	41,609	11,912	-	686,377
Total loans receivable, gross	$315,853	$171,800	$119,688	$53,676	$41,609	$11,912	$-	$714,538

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2020
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,398	$4	$-	$10	$-	$-	$-	$1,412
Collectively evaluated for impairment	3,087	1,375	3,284	285	739	162	240	9,172
Total allowance for loan losses	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584

Loans receivable, gross:
Individually evaluated for impairment	$14,534	$3,962	$4,700	$1,187	$-	$-	$-	$24,383
Collectively evaluated for impairment	267,844	149,889	139,597	66,448	66,984	15,035	-	705,797
Total loans receivable, gross	$282,378	$153,851	$144,297	$67,635	$66,984	$15,035	$-	$730,180

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Patriot monitors the credit quality of its loans receivable on an ongoing basis. Credit quality is monitored by reviewing certain indicators, including cash flow from business operations, loan to value ratios, debt service coverage ratios, and credit scores.

Patriot employs a risk rating system as part of the risk assessment of its loan portfolio. At origination, lending officers are required to assign a risk rating to each loan in their portfolio, which is ratified or modified by the Loan Committee to which the loan is submitted for approval. If financial developments occur on a loan in the lending officer’s portfolio of responsibility, the risk rating is reviewed and adjusted, as applicable. In carrying out its oversight responsibilities, the Loan Committee can adjust a risk rating based on available information. In addition, the risk ratings on all commercial loans over $250,000 are reviewed no less than bi-annually by the Credit Department.

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

The refining in methodology resulted in better alignment of the credit characteristics of the various risk grades and loan types with the calculated allowance, and did not have any impact on the provision in the nine months of 2021.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of September 30, 2021.

(In thousands)	Performing (Accruing) Loans
As of September 30, 2021:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$428	$-	$-	$428	$268,177	$268,605	$-	$268,605
Special mention	-	-	-	-	16,751	16,751	-	16,751
Substandard	-	-	-	-	11,274	11,274	19,223	30,497
	428	-	-	428	296,202	296,630	19,223	315,853
Residential Real Estate:
Pass	$50	$-	$-	50	$163,501	163,551	-	163,551
Special mention	-	-	-	-	3,776	3,776	-	3,776
Substandard	-	-	-	-	-	-	4,473	4,473
	50	-	-	50	167,277	167,327	4,473	171,800
Commercial and Industrial:
Pass	$900	$582	$-	1,482	$110,409	111,891	-	111,891
Special mention	-	-	-	-	1,414	1,414	-	1,414
Substandard	657	688	-	1,345	834	2,179	4,204	6,383
	1,557	1,270	-	2,827	112,657	115,484	4,204	119,688
Consumer and Other:
Pass	$18	$2	$-	20	$53,487	53,507	-	53,507
Substandard	-	-	-	-	23	23	146	169
	18	2	-	20	53,510	53,530	146	53,676
Construction:
Pass	$-	$-	$-	-	$41,609	41,609	-	41,609
	-	-	-	-	41,609	41,609	-	41,609
Construction to Permanent - CRE:
Pass	$604	$-	$-	604	$11,308	11,912	-	11,912
	604	-	-	604	11,308	11,912	-	11,912

Total	$2,657	$1,272	$-	$3,929	$682,563	$686,492	$28,046	$714,538

Loans receivable, gross:
Pass	$2,000	$584	$-	$2,584	$648,491	$651,075	$-	$651,075
Special mention	-	-	-	-	21,941	21,941	-	21,941
Substandard	657	688	-	1,345	12,131	13,476	28,046	41,522
Loans receivable, gross	$2,657	$1,272	$-	$3,929	$682,563	$686,492	$28,046	$714,538

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of September 30, 2021 and December 31, 2020:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of September 30, 2021:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$8,950	$6,831	$15,781	$3,442	$19,223
Residential Real Estate:
Substandard	-	-	2,320	2,320	2,153	4,473
Commercial and Industrial:
Substandard	497	-	2,478	2,975	1,229	4,204
Consumer and Other:
Substandard	-	96	29	125	21	146
Total non-accruing loans	$497	$9,046	$11,658	$21,201	$6,845	$28,046

As of December 31, 2020:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$5,723	$5,723	$8,811	$14,534
Residential Real Estate:
Substandard	-	-	2,884	2,884	970	3,854
Commercial and Industrial:
Substandard	-	-	700	700	-	700
Consumer and Other:
Substandard	22	-	91	113	804	917
Total non-accruing loans	$22	$-	$9,398	$9,420	$10,585	$20,005

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $230,000 and $689,000 would have been recognized during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, additional interest income (net of cash collected) of approximately $216,000 and $691,000 would have been recognized, respectively.

Interest income collected and recognized on non-accruing loans for the three and nine months ended September 30, 2021 and 2020 was $174,000 and $313,000, respectively. During the three and nine months ended September 30, 2020, interest income collected and recognized on non-accruing loans was $21,000 and $106,000, respectively

The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged-off, at an earlier date, if collection of principal or interest is considered doubtful.

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

The following table summarizes the recorded investment in TDRs as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021		December 31, 2020
Loan portfolio segment:	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial Real Estate	1	$8,950	2	$9,884
Residential Real Estate	3	883	3	928
Commercial and Industrial	0	-	1	4,000
Consumer and Other	3	644	5	1,074
Total TDR Loans	7	10,477	11	15,886
Less:
TDRs included in non-accrual loans	3	(9,769)	6	(11,508)
Total accrual TDR Loans	4	$708	5	$4,378

During the three and nine months ended September 30, 2021, no loans were modified as TDRs.

No loans were modified as TDR for the three-month period ended September 30, 2020. The following loans were modified as TDRs during the nine months ended September 30, 2020:

(In thousands)		Outstanding Recorded Investment
Nine Months Ended September 30, 2020	Number of Loans	Pre-Modification	Post-Modification
Loan portfolio segment:
Commercial Real Estate	1	$57	$56
Consumer and Other	2	121	121
Total TDR Loans	3	$178	$177

The loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, extending the interest-only payment period, or substituting or adding a co-borrower or guarantor. There were no defaults of TDRs during the three and nine months ended September 30, 2021 and 2020. At September 30, 2021 and December 31, 2020, there were no commitments to advance additional funds under TDRs.

The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2021 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In addition, on April 7, 2020, a group of banking regulatory agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs. The Bank had modified $232.7 million of loans to borrowers to defer the payment of interest and/or principal for up to 180 days. The vast majority all of those loans deferred have now resumed normal payments. Approximately fourteen loans with balances totaling $6.8 million have not been provided addition deferrals and are now delinquent on payment. Only three loans remaining on deferral totaled $7.3 million at September 30, 2021. According to regulatory guidance and CARES Act, these modified loans were not TDRs as of September 30, 2021.

Impaired Loans

The following table reflects information about the impaired loans by class as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021			December 31, 2020
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$10,273	$11,306	$-	$5,723	$6,644	$-
Residential Real Estate	4,221	4,179	-	3,853	3,900	-
Commercial and Industrial	648	772	-	4,700	4,816	-
Consumer and Other	525	525	-	1,177	1,332	-
	15,667	16,782	-	15,453	16,692	-
With a related allowance recorded:
Commercial Real Estate	$8,950	$8,811	$1,178	8,811	8,811	1,398
Residential Real Estate	412	436	8	109	109	4
Commercial and Industrial	3,556	4,040	640	-	-	-
Consumer and Other	171	203	2	10	10	10
	13,089	13,490	1,828	8,930	8,930	1,412

Impaired Loans, Total:
Commercial Real Estate	19,223	20,117	1,178	14,534	15,455	1,398
Residential Real Estate	4,633	4,615	8	3,962	4,009	4
Commercial and Industrial	4,204	4,812	640	4,700	4,816	-
Consumer and Other	696	728	2	1,187	1,342	10
Impaired Loans, Total	$28,756	$30,272	$1,828	$24,383	$25,622	$1,412

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following tables summarize additional information regarding impaired loans by class for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2021		2020		2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$8,671	$95	$6,975	$13	$7,538	$133	$5,702	$39
Residential Real Estate	3,752	15	3,641	12	4,088	45	3,603	45
Commercial and Industrial	2,657	4	1,716	2	3,122	9	1,936	4
Consumer and Other	526	4	1,321	10	755	10	1,101	26
	15,606	118	13,653	37	15,503	197	12,342	114
With a related allowance recorded:
Commercial Real Estate	8,916	-	8,975	-	8,854	-	8,876	35
Residential Real Estate	824	7	55	1	427	14	33	4
Commercial and Industrial	3,231	55	-	-	1,856	113	-	-
Consumer and Other	169	1	74	1	87	5	50	4
	13,140	63	9,104	2	11,224	132	8,959	43
Impaired Loans, Total:
Commercial Real Estate	17,587	95	15,950	13	16,392	133	14,578	74
Residential Real Estate	4,576	22	3,696	13	4,515	59	3,636	49
Commercial and Industrial	5,888	59	1,716	2	4,978	122	1,936	4
Consumer and Other	695	5	1,395	11	842	15	1,151	30
Impaired Loans, Total	$28,746	$181	$22,757	$39	$26,727	$329	$21,301	$157

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of September 30, 2021, based on the ongoing monitoring and analysis of the loan portfolio, thirty-six loans were identified as impaired, with a total recorded balance of $28.8 million for which $1.8 million specific reserves were established. Twenty-five out of thirty-six impaired loans were individually evaluated for impairment, and the remaining eleven impaired loans with balances under $100,000, were collectively evaluated, and not individually evaluated for impairment.

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

Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of September 30, 2021, SBA loans held for sale, consisted of $2.9 million SBA commercial real estate loans and $1.2 million SBA commercial and industrial loans, respectively. As of December 31, 2020, SBA loans held for sale only consisted of $1.2 million of SBA commercial and industrial loans. During the nine months ended September 30, 2021, $281,000 SBA loans previously classified as held for sale were transferred to held for investment.

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

Serviced loans sold to others are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $18.8 million and $19.4 million at September 30, 2021 and December 31, 2020, respectively. The servicing asset has a carrying value of $375,000 and fair value of $351,000 at September 30, 2021. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the consolidated balance sheets.

The following table presents an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2021 and 2020:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$380	$221	$316	$201
Servicing rights capitalized	-	86	74	115
Servicing rights amortized	(5)	(6)	(15)	(15)
Ending balance	$375	$301	$375	$301

Note 6.	Goodwill and Other Intangible Assets

On May 10, 2018 the Company completed its acquisition of Prime Bank, a Connecticut bank headquartered in Orange, CT. The closing of the transaction added a new Patriot branch located in the Town of Orange, New Haven County, Connecticut.

The assets acquired and liabilities assumed from Prime Bank were recorded at their fair value as of the closing date of the acquisition. Goodwill of $2.1 million was recorded at the time of the acquisition, and was adjusted to $1.7 million as of December 31, 2018, primarily due to updating of fair value of the core deposit intangible and adjustment of cash and contingent consideration. The goodwill was further adjusted to $1.1 million as a result of reducing the estimated amount to be paid pursuant to certain problem loans pending resolution by $621,000 as of May 10, 2019. As of December 31, 2020, a purchase price adjustment of $556,000 was recognized to project expenses on the consolidated statements of operations. The charge represented an adjustment to the earlier estimate of the final purchase price upon preliminary settlement of the litigation related to a dispute over the final purchase price in 2020. The goodwill is all deductible for income taxes over 15 years.

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

The Company did not perform an interim goodwill test in the first three quarters of 2021 as no events occurred which would trigger an impairment assessment.

Note 7.	Deposits

The following table presents the balance of deposits held, by category as of September 30, 2021 and December 31, 2020.

(In thousands)	September 30,	December 31,
	2021	2020
Non-interest bearing	$207,941	$158,676
Interest bearing:
Negotiable order of withdrawal	34,528	30,529
Savings	102,365	98,635
Money market	165,671	146,389
Certificates of deposit, less than $250,000	142,141	160,968
Certificates of deposit, $250,000 or greater	54,991	49,172
Brokered deposits	27,036	41,287
Interest bearing, Total	526,732	526,980

Total Deposits	$734,673	$685,656

On July 22, 2020, the Company completed the purchase of prepaid debit card deposits of $50.0 million from a prominent national provider and processor of prepaid debit cards for corporate, consumer and government clients. The prepaid debit card deposits are included in the non-interest-bearing deposits and money market deposits, which totaled approximately $142.4 million and $74.3 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$110,228	$29,570	$24,544	$164,342
More than 1 year through 2 years	22,264	24,898	1,495	48,657
More than 2 years through 3 years	1,375	-	748	2,123
More than 3 years through 4 years	2,608	523	249	3,380
More than 4 years through 5 years	5,666	-	-	5,666
	$142,141	$54,991	$27,036	$224,168

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 8.	Derivatives

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

Patriot entered two initial interest rate swaps under the program in November 2018, and another two swaps were entered into in May 2019. As of September 30, 2021 and December 31, 2020, Patriot had cash pledged for collateral on its interest rate swaps of $1.4 million and $1.4 million, respectively. This collateral is included in other assets on the consolidated balance sheets.

The company did not recognize any net gain or loss in other noninterest income on the consolidated statements of operations during the three and nine months ended September 30, 2021 and 2020.

Derivatives Designated in Hedge Relationships

Interest rate swaps allow the Company to change the fixed or variable nature of an interest rate without the exchange of the underlying notional amount. In April 2021, Patriot entered into an interest rate swap, which was designated as a cash flow hedge that effectively converted variable-rate receivable into fixed-rate receivable. The Company’s objectives in using the cash flow hedge are to add stability to interest receivable and to manage its exposure to contractually specified interest rate movements. Under the term of the swap contract, the Company hedged the cashflows associated with a pool of 1-month LIBOR floating rate loans by converting a $50 million portion of that pool of loans into fixed rates with the swap. The Bank received fixed and paid floating rate based on 1 month LIBOR for a 7-year rolling period beginning April 29, 2021. A hedging instrument is expected at inception to be highly effective at offsetting changes in the hedged transactions attributable to the changes in the hedged risk. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

In August 2021, the cash flow hedge interest rate swap contract was terminated. During the three and nine month ended September 30, 2021, the Company recognized $64,000 and $149,000 of accumulated other comprehensive income that was reclassified into interest income, respectively. The swap interest income is included in interest and fees on loans on the consolidated statements of operations. In addition, a gain of $512,000 was recognized from the termination of the interest rate swap cash flow hedge for the three and nine months ended September 30, 2021, which is included in other income on the consolidated statements of operations.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
September 30, 2021
Classified in Other Assets:
Customer interest rate swap	$4,869	7.6	5.25%	1 Mo. LIBOR + 1.96%	$702
Customer interest rate swap	1,406	7.8	4.38%	1 Mo. LIBOR + 2.00%	115

Classified in Other Liabilities:
3rd party interest rate swap	$4,869	7.6	5.25%	1 Mo. LIBOR + 1.96%	$(702)
3rd party interest rate swap	1,406	7.8	4.38%	1 Mo. LIBOR + 2.00%	(115)

December 31, 2020
Classified in Other Assets:
Customer interest rate swap	$4,911	8.3	5.25%	1 Mo. LIBOR + 1.96%	$997
Customer interest rate swap	1,431	8.5	4.38%	1 Mo. LIBOR + 2.00%	190

Classified in Other Liabilities:
3rd party interest rate swap	$4,911	8.3	5.25%	1 Mo. LIBOR + 1.96%	$(997)
3rd party interest rate swap	1,431	8.5	4.38%	1 Mo. LIBOR + 2.00%	(190)

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2021:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2021
Interest rate swap designated as cash flow hedge:
Unrealized (loss) gain recognized in accumulated other comprehensive income before reclassifications	$(104)	$149
Amounts reclassified from accumulated other comprehensive income	(64)	(149)
Income tax effect on items recognized in accumulated other comprehensive income	44	-

Other comprehensive income	$(124)	$-

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

The 2020 Plan authorizes 3,000,000 shares of the Company’s Common Stock for issuance. As of September 30, 2021, 2,834,617 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs and options may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

The following is a summary of the status of the Company’s restricted shares and changes for the three and nine months ended September 30, 2021 and 2020:

Three months ended September 30, 2021:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2021	35,270	$8.12
Vested	(700)	$17.85
Forfeited	(4,586)	9.39
Unvested at September 30, 2021	29,984	$7.69

Nine months ended September 30, 2021:
Unvested at December 31, 2020	18,498	$7.29
Granted	20,476	$10.48
Vested	(4,404)	$17.21
Forfeited	(4,586)	$9.39
Unvested at September 30, 2021	29,984	$7.69

Three months ended September 30, 2020:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2020	26,597	$8.89
Vested	(1,200)	$17.41
Unvested at September 30, 2020	25,397	$8.49

Nine months ended September 30, 2020:
Unvested at December 31, 2019	21,470	$12.91
Granted	12,484	$6.12
Vested	(6,372)	$16.20
Forfeited	(2,185)	$15.92
Unvested at September 30, 2020	25,397	$8.49

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

For the three and nine months ended September 30, 2021, the Company recognized total share-based compensation expense of $30,000 and $110,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $25,000 and $65,000, respectively. Included in share-based compensation expense were $5,000 and $45,000 attributable to Patriot’s external directors, who received total compensation of $68,000 and $252,000 for each of those periods, respectively, which amounts are included in other operating expenses in the consolidated statements of operations.

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

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of September 30, 2021 amounted to $244,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 3.27 years.

Dividends

The Company has not paid any dividends since 2020 and has temporarily suspended dividend payments pending resolution of the economic uncertainties associated with the Coronavirus pandemic.

Retirement Plan

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of nine percent of an employee's annual compensation. During the three and nine months ended September 30, 2021, compensation expense under the 401K aggregated $46,000 and $157,000, respectively. During the three and nine months ended September 30, 2020, compensation expense under the 401K aggregated $48,000 and $199,000, respectively.

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

The following table summarizes the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020:

(Net income (loss) in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
Basis earnings (loss) per share:
Net income (loss) attributable to Common shareholders	$1,323	$(87)		$3,199	$(2,437)
Divided by:
Weighted average shares outstanding	3,947,284	3,935,898		3,945,816	3,934,138

Basic earnings (loss) per common share	$0.34	$(0.02)		$0.81	$(0.62)

Diluted earnings (loss) per share:
Net income (loss) attributable to Common shareholders	$1,323	$(87)		$3,199	$(2,437)

Weighted average shares outstanding	3,947,284	3,935,898		3,945,816	3,934,138

Effect of potentially dilutive restricted common shares	1,141	-	(1)	9,019	-	(2)

Divided by:
Weighted average diluted shares outstanding	3,948,425	3,935,898		3,954,835	3,934,138

Diluted earnings (loss) per common share	$0.34	$(0.02)		$0.81	$(0.62)

(1)	The weighted average diluted shares outstanding does not include 13,093 anti-dilutive restricted common shares for the three months ended September 30, 2020.

(2)	The weighted average diluted shares outstanding does not include 1,630 anti-dilutive restricted common shares for the nine months ended September 30, 2020.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 11.	Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments with credit risk at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Commitments to extend credit:
Unused lines of credit	$61,289	$61,622
Undisbursed construction loans	16,870	25,232
Home equity lines of credit	18,386	19,240
Future loan commitments	44,027	15,696
Financial standby letters of credit	564	604
	$141,136	$122,394

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a reserve for credit loss of $8,000 and $8,000 as of September 30, 2021 and December 31, 2020, respectively, which is included in accrued expenses and other liabilities.

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

In November 2018, the Bank entered into a formal written agreement (the “Agreement”) with the OCC. The Agreement stated that the Board of the Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the allowance for loan and lease losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement, the Bank agreed to provide a revised written 3-year strategic and capital plan for the Bank. The Bank provided the documents and policies requested in the Agreement.

On September 1, 2021, the OCC terminated the Agreement concluding that the safety and soundness of the Bank and its now established compliance with laws and regulations does not require continued existence of the Agreement.

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

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act directed the federal banking agencies to issue an interim rule temporarily lowering the CBLR ratio to 8% which the agencies did with a transition back to 9% beginning January 1, 2022.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. A community bank which meets the leverage ratio requirement and other CBLR framework requirements will not be subject to other capital and leverage requirements and will be considered “well capitalized.”

At September 30, 2021, the Bank elected to adopt the CBLR framework. The Bank’s Tier 1 leverage ratio as of September 30, 2021 and December 31, 2020 was 9.9% and 9.8%, respectively, which satisfied the “greater than 9 percent” leverage ratio requirement under the CBLR framework. Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.

The Bank’s Community Bank Leverage Ratio regulatory capital amounts and ratios at September 30, 2021 and December 31, 2020 are summarized as follows:

(In thousands)	Patriot Bank, N.A.
	September 30, 2021			December 31, 2020
	Amount ($)	Ratio (%)		Amount ($)	Ratio (%)
Tier 1 Leverage Capital (to average assets):
Actual	92,719	9.878		87,844	9.794
To be Well Capitalized	84,476	9.000	(1)	80,721	9.000	(1)

(1)	Leverage Capital Ratio greater than 9% is considered well-capitalized under the CBLR Framework.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund totaling $4.45 million. This investment is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both September 30, 2021 and December 31, 2020 due to its short-term nature.

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

Derivative asset (liability) - Interest Rate Swaps

The Company’s derivative assets and liabilities consist of transactions as part of management’s strategy to manage interest rate risk. The valuation of interest rate swap agreements does not contain any counterparty risk. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy. See Notes 1 and 8 for additional disclosures on derivatives.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

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

Patriot does not record subordinated notes issued in September 2018 at fair value on a recurring basis. The fair value of the subordinated notes was estimated by discounting future cash flows at rates at which similar notes would be made. The carrying value is considered comparable to fair value.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of September 30, 2021 and December 31, 2020:

(In thousands)		September 30, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$5,298	$5,298	$3,006	$3,006
Interest-bearing deposits due from banks	Level 1	40,967	40,967	31,630	31,630
Available-for-sale securities	Level 2	124,103	124,103	49,262	49,262
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,843	2,843	2,783	2,783
Federal Home Loan Bank stock	Level 2	5,009	5,009	4,503	4,503
Loans receivable, net	Level 3	704,459	705,272	719,596	716,822
Loans held for sale	Level 2	4,128	4,761	1,217	1,343
SBA servicing assets	Level 3	375	351	316	375
Other real estate owned	Level 2	-	-	1,906	1,906
Accrued interest receivable	Level 2	6,186	6,186	6,620	6,620
Interest rate swap receivable	Level 2	817	817	1,187	1,187

Financial assets, total		$898,635	$900,057	$826,476	$823,887

Financial Liabilities:
Demand deposits	Level 2	$207,941	$207,941	$158,676	$158,676
Savings deposits	Level 2	102,365	102,365	98,635	98,635
Money market deposits	Level 2	165,671	165,671	146,389	146,389
NOW accounts	Level 2	34,528	34,528	30,529	30,529
Time deposits	Level 2	197,132	197,143	210,140	210,882
Brokered deposits	Level 1	27,036	27,075	41,287	41,643
FHLB borrowings	Level 2	110,000	115,014	90,000	97,293
Senior notes	Level 2	11,983	12,009	11,927	12,028
Subordinated debt	Level 2	9,803	10,030	9,782	10,125
Junior subordinated debt owed to unconsolidated trust	Level 2	8,116	8,116	8,110	8,110
Note payable	Level 3	842	825	994	997
Accrued interest payable	Level 2	666	666	572	572
Interest rate swap liability	Level 2	817	817	1,187	1,187

Financial liabilities, total		$876,900	$882,200	$808,228	$817,066

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of September 30, 2021 and December 31, 2020:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2021:
U. S. Government agency and mortgage-backed securities	$-	$89,018	$-	$89,018
Corporate bonds	-	20,222	-	20,222
Subordinated notes	-	4,670	-	4,670
SBA loan pools	-	9,634	-	9,634
Municipal bonds	-	559	-	559
Available-for-sale securities	$-	$124,103	$-	$124,103

Interest rate swap receivable	$-	$817	$-	$817

Interest rate swap liability	$-	$817	$-	$817

December 31, 2020:
U. S. Government agency mortgage-backed securities	$-	$16,833	$-	$16,833
Corporate bonds	-	17,290	-	17,290
Subordinated notes	-	9,005	-	9,005
SBA loan pools	-	5,567	-	5,567
Municipal bonds	-	567	-	567
Available-for-sale securities	$-	$49,262	$-	$49,262

Interest rate swap receivable	$-	$1,187	$-	$1,187

Interest rate swap liability	$-	$1,187	$-	$1,187

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

During the three and nine months ended September 30, 2021 and 2020, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2021:
Impaired loans, net	$26,341	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	351	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2020:
Impaired loans, net	$22,971	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

Other Real Estate Owned	1,906	Real Estate Appraisals	Discount for appraisal type		5.84%

SBA servicing assets	375	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

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

The estimated fair value amounts have been measured as of September 30, 2021 and December 31, 2020, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

Summary

The Company reported net income for the third quarter of 2021 of $1.3 million ($0.34 basic and diluted earnings per share), compared to a net loss of $87,000 ($0.02 basic and diluted loss per share) for the third quarter of 2020. The income before income taxes was $1.8 million for third quarter of 2021, compared to $93,000 loss before income taxes for the third quarter of 2020.

For the nine months ended September 30, 2021, the Company reported net income of $3.2 million ($0.81 basic and diluted earnings per share), compared to a net loss of $2.4 million ($0.62 basic and diluted loss per share) for the nine months ended September 30, 2020. The income before income taxes was $4.4 million for the nine months ended September 30, 2021, compared to $3.2 million loss before taxes for the nine months ended September 30, 2020. The Bank continued to show improved net interest margins and core deposit growth. The prepaid debit card program continues to be an increasing, low-cost funding source for the Bank and has increased substantially to $142.4 million as of September 30, 2021 from $50.0 million acquired in July 2020. The portfolio growth provides a substantial improvement to the Bank’s net interest margin and overall funding costs.

During the three and nine months ended September 30, 2021, the Bank recognized payroll tax credits of $906,000 and $2.9 million under the Employee Retention Credit program of the CARES Act.

Financial Condition

As of September 30, 2021, total assets increased to $952.3 million, as compared to $880.7 million at December 31, 2020, primarily due to increase in available-for-sale securities of $74.8 million. Net loan portfolio decreased $15.1 million or 2.1% from $719.6 million at December 31, 2020 to $704.5 million at September 30, 2021. Deposits increased $49.0 million or 7.1% from $685.7 million at December 31, 2020 to $734.7 million at September 30, 2021.

Cash and Cash Equivalents

Cash and cash equivalents increased $11.7 million, from $34.6 million at December 31, 2020 to $46.3 million at September 30, 2021. The increase in 2021 was primarily attributable to increasing retail deposits and net decrease in loan portfolio through paydown of the loans. These factors also resulted in an increase in available for sale securities, which increased $74.8 million to $124.1 million at September 30, 2021. The Company’s liquidity position is strong with liquid assets rising to 12.0% of total assets at September 30, 2021.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(In thousands)	September 30,	December 31,	Increase / (Decrease)
	2021	2020	($)	(%)
U. S. Government agency and mortgage-backed securities	$89,018	$16,833	$72,185	428.83%
Corporate bonds	20,222	17,290	2,932	16.96%
Subordinated notes	4,670	9,005	(4,335)	-48.14%
SBA loan pools	9,634	5,567	4,067	73.06%
Municipal bonds	559	567	(8)	-1.41%
Total Available-for-Sale Securities, at fair value	124,103	49,262	74,841	151.92%

Other Investments, at cost	4,450	4,450	-	0.00%

	$128,553	$53,712	$74,841	139.34%

Total investments increased by $74.8 million, from $53.7 million at December 31, 2020 to $128.6 million at September 30, 2021. The increase in 2021 was primarily attributable to purchases of $112.0 million U.S. Government agency and mortgage-backed securities, $18.2 million corporate bonds and $5.9 million SBA loan pools, which was offset by repayments of $7.7 million principal and maturity of $18.9 million of available-for-sale securities. In addition, the Bank sold $34.8 million available for sale securities and recognized a net gain of $26,000 and $119,000 in the three and nine months ended September 30, 2021, respectively. There were no sales of available-for-sale securities in the three and nine months ended September 30, 2020.

Loans held for investment

The following table provides the composition of the Company’s loan held for investment portfolio as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$315,853	44.21%	$282,378	38.68%
Residential Real Estate	171,800	24.04%	153,851	21.07%
Commercial and Industrial	119,688	16.75%	144,297	19.76%
Consumer and Other	53,676	7.51%	67,635	9.26%
Construction	41,609	5.82%	66,984	9.17%
Construction to permanent - CRE	11,912	1.67%	15,035	2.06%
Loans receivable, gross	714,538	100.00%	730,180	100.00%
Allowance for loan losses	(10,079)		(10,584)
Loans receivable, net	$704,459		$719,596

The Company’s gross loan portfolio decreased $15.7 million, from $730.2 million at December 31, 2020 to $714.5 million at September 30, 2021. The decrease in loans was primarily attributable to $202.7 million paydown of the loans, which was partially offset by $117.2 million of new loan origination and $80.2 million in purchases of loans receivable.

SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of September 30, 2021 and December 31, 2020, SBA loans included in the commercial and industrial loan were $16.6 million and $15.9 million, respectively. SBA loans included in the commercial real estate loans were $10.2 million and $5.7 million, respectively.

At September 30, 2021, the net loan to deposit ratio was 96% and the net loan to total assets ratio was 74%. At December 31, 2020, these ratios were 105% and 82%, respectively.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses decreased $505,000 or 4.7% from $10.6 million at December 31, 2020 to $10.1 million at September 30, 2021. The decrease was primarily attributable to the recovering economy, lower loan balances and reduction in the number of classified loans resulting in a $300,000 credit of provision for loan losses for the three and nine months ended September 30, 2021.

Based upon the overall assessment and evaluation of the loan portfolio at September 30, 2021, management believes $10.1 million in the allowance for loan and lease losses, which represented 1.4% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan and lease losses:

	Three Month Ended September 30,		Nine Month Ended September 30,
(In thousands)	2021	2020	2021	2020

Balance at beginning of the period	$10,362	$11,148	$10,584	$10,115
Charge-offs:
Commercial Real Estate	-	(35)	(51)	(400)
Residential Real Estate	-	-	(3)	(13)
Commercial and Industrial	(3)	(34)	(212)	(352)
Consumer and Other	(3)	(6)	(23)	(45)
Construction	-	-	(69)	-
Total charge-offs	(6)	(75)	(358)	(810)
Recoveries:
Residential Real Estate	2	1	2	1
Commercial and Industrial	20	11	44	62
Consumer and Other	1	1	107	4
Total recoveries	23	13	153	67

Net recoveries (charge-offs)	17	(62)	(205)	(743)
(Credit) provision charged to earnings	(300)	85	(300)	1,799
Balance at end of the period	$10,079	$11,171	$10,079	$11,171

Ratios:
Net charge-offs to average loans	0.002%	(0.008)%	(0.029)%	(0.092)%
Allowance for loan losses to total loans	1.41%	1.49%	1.41%	1.49%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment:

(In thousands)	September 30, 2021		December 31, 2020
Allowance for loan and lease losses	Amount	%	Amount	%
Commercial Real Estate	$4,686	46.50%	$4,485	42.37%
Residential Real Estate	2,135	21.18%	1,379	13.03%
Commercial and Industrial	2,368	23.49%	3,284	31.03%
Consumer and Other	335	3.32%	295	2.79%
Construction	231	2.29%	739	6.98%
Construction to permanent - CRE	62	0.62%	162	1.53%
Unallocated	262	2.60%	240	2.27%
Total	$10,079	100.00%	$10,584	100.00%

Non-performing Assets

The following table presents non-performing assets as of September 30, 2021 and December 31, 2020:

(In thousands)
	September 30, 2021	December 31, 2020
Non-accruing loans:
Commercial Real Estate	$19,223	$14,534
Residential Real Estate	4,473	3,854
Commercial and Industrial	4,204	700
Consumer and Other	146	917
Total non-accruing loans	28,046	20,005

Loans past due over 90 days and still accruing	-	16
Other real estate owned	-	1,906
Total nonperforming assets	$28,046	$21,927

Nonperforming assets to total assets	2.94%	2.49%
Nonperforming loans to total loans, net	3.98%	2.78%

The $28.0 million of non-accrual loans at September 30, 2021 was comprised of 32 borrowers, for which a specific reserve of $1.8 million was established. Three TDR loans of total $9.8 million were included in the non-accrual loans. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate. Non-accrual loans are included in the impaired loans. The Bank evaluated the impaired loans and determined that a specific reserve of $1.8 million was established as of September 30, 2021.

As of December 31, 2020, the $20.0 million of non-accrual loans was comprised of 21 borrowers, for which a specific reserve of $1.4 million was established. Six TDR loans of total $11.5 million were included in the non-accrual loans as of December 31, 2020.

Loans held for sale

SBA loans held for sale totaled $4.1 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. SBA loans held for sale at September 30, 2021, consisted of $2.9 million commercial real estate and $1.2 million commercial and industrial loans, respectively. SBA loans held for sale at December 31, 2020, consisted entirely of $1.2 million commercial and industrial loans.

Goodwill

The Company completed its acquisition of Prime Bank in May 2018 and recorded $1.1 million of goodwill after adjustments as of May 10, 2019. No further adjustment to the goodwill was made as of September 30, 2021.

The Company did not perform an interim goodwill test for the nine months ended September 30,2021 as no events occurred which would trigger an impairment assessment.

Deferred Taxes

Deferred tax assets were $10.4 million and $11.5 million at September 30, 2021 and December 31, 2020, respectively. Deferred tax assets consist predominately of net operating losses, capitalized costs and allowances for loan losses.

The effective tax rate for the three and nine months ended September 30, 2021 was 26.6% and 27.0%, respectively, compared to the effective tax (benefit) rate of (6.5%) and (25.0%) for the three and nine months ended September 30, 2020, respectively. The Company’s effective rates for both periods were affected primarily by states taxes and non-deductible expenses.

Patriot anticipates utilizing the net operating loss carry forwards to reduce income taxes otherwise payable on current and future years taxable income.

Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and net operating loss carry-forwards that do not begin to expire until the year of 2030. Based upon this evidence, management recorded a valuation allowance of $1.9 million as of December 31, 2020. Patriot continues to maintain the valuation allowance of $1.9 million as of September 30, 2021.

The Company will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that additional deferred tax assets will not be realized, the valuation allowance will be adjusted.

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. On March 11, 2021, the American Rescue Plan Act of 2021 (the “APRA”) was signed into law in the U.S. to provide relief as a result of the COVID-19 pandemic. The APRA, among other things, extended and modified the employee retention credit. As of September 30, 2021, the Company has determined that the APRA had no significant impact on the Company’s effective tax rate.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)			Increase/(Decrease)
	September 30, 2021	December 31, 2020	$	%
Non-interest bearing:
Non-interest bearing	$114,850	$99,344	$15,506	15.61%
Prepaid DDA	93,091	59,332	33,759	56.90%
Total non-interest bearing	207,941	158,676	49,265	31.05%

Interest bearing:
Negotiable order of withdrawal	34,528	30,529	3,999	13.10%
Savings	102,365	98,635	3,730	3.78%
Money market	116,318	131,378	(15,060)	(11.46)%
Money market - prepaid deposits	49,353	15,011	34,342	228.78%
Certificates of deposit, less than $250,000	142,141	160,968	(18,827)	(11.70)%
Certificates of deposit, $250,000 or greater	54,991	49,172	5,819	11.83%
Brokered deposits	27,036	41,287	(14,251)	(34.52)%
Total Interest bearing	526,732	526,980	(248)	(0.05)%

Total Deposits	$734,673	$685,656	$49,017	7.15%

The Bank has substantially improved its deposit and funding mix over the past year, while reducing its aggregate cost of funds. During the past nine months, total deposits increased $49.0 million, primarily due to growth in prepaid deposits of $68.1 million, which was partially offset by decline of $27.3 million in brokered deposits and certificates of deposits. Excluding brokered deposits, total deposits increased 9.8% during the first nine months of 2021.

Borrowings

Total borrowings were $140.7 million and $120.8 million at September 30, 2021 and December 31, 2020, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

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

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At September 30, 2021 and December 31, 2020, outstanding advances from the FHLB-B aggregated $110.0 million and $90.0 million, respectively.

At September 30, 2021, advances of $110.0 million outstanding bore fixed rates of interest ranging from 0.32% to 4.23% with maturities ranging from 13 days to 2.9 years. The FHLB-B advances with fixed interest rates have a weighted average interest rate of 2.72%.

At September 30, 2021, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $248.3 million. Remaining unused borrowing capacity under this line totaled $67.0 million at September 30, 2021.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three and nine months ended September 30, 2021 and 2020, no funds had been borrowed under the line of credit.

Interest expense incurred for the three and nine months ended September 30, 2021 were $756,000 and $2.2 million, respectively. Interest expenses incurred for the three and nine months ended September 30, 2020 were $628,000 and $2.0 million, respectively.

Correspondent Bank - Line of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $5 million at September 30, 2021 and $5 million at December 31, 2020. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.

There was no outstanding balance under the agreements at September 30, 2021 and December 31, 2020. No interest expense incurred for the three and nine months ended September 30, 2021 and 2020.

Other Borrowing

In August 2020, Patriot was approved to pledge commercial and industrial loans and leases, commercial real estate, construction loans and one-to-four family first lien loans under the Federal Reserve Bank of New York’s (“FRBNY”) Borrower-in-Custody program. As of September 30, 2021, Patriot had pledged eligible loans with a book value of $27.0 million and a collateral value of $18.9 million as collateral to support borrowing capacity at the FRBNY. There was no outstanding balance under the agreements at September 30, 2021.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum and maturing on December 22, 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on September 22 and December 22 of each year beginning on September 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At September 30, 2021 and December 31, 2020, $17,000 and $73,000 of unamortized debt issuance costs were deducted from the face amount of the Senior Notes included in the consolidated balance sheet, respectively.

The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

For the three and nine months ended September 30, 2021, the Company recognized interest expense of $229,000 and $686,000, respectively. For the three and nine months ended September 30, 2020, the Company recognized interest expense of $229,000 and $686,000, respectively.

Subordinated notes

On September 29, 2018, the Company entered into certain subordinated note purchase agreements with two institutional accredited investors and completed a private placement of $10 million of fixed-to-floating rate subordinated notes with the maturity date of September 30, 2028 (the “Subordinated Notes”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

The Subordinated Notes initially bears interest at 6.25% per annum, from and including September 29, 2018, to but excluding, September 30, 2023, payable semi-annually in arrears. From and including September 30, 2023, until but excluding September 30, 2028 or an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR (but not less than zero) plus 332.5 basis points, payable quarterly in arrears. The Company may, at its option, beginning on September 30, 2023 and on any scheduled interest payment date thereafter, redeem the Subordinated Notes. Interest payable on the Subordinated Notes began on December 30, 2018.

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At September 30, 2021 and December 31, 2020, $197,000 and $218,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.

For the three and nine months ended September 30, 2021, the Company recognized interest expense of $165,000 and $491,000, respectively. For the three and nine months ended September 30, 2020, the Company recognized interest expense of $163,000 and $490,000, respectively.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (3.28% at September 30, 2021) and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of September 30, 2021 and December 31, 2020, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $132,000 and $138,000, respectively, and accrued interest on the junior subordinated debentures was $4,000 and $5,000, respectively.

For the three and nine months ended September 30, 2021, the Company recognized interest expense of $69,000 and $209,000, respectively. For the three and nine months ended September 30, 2020, the Company recognized interest expense of $72,000 and $266,000 respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of September 30, 2021 and December 31, 2020, the note had a balance outstanding of $842,000 and $994,000, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

For the three and nine months ended September 30, 2021, the Company recognized interest expense of $4,000 and $12,000, respectively. For the three and nine months ended September 30, 2020, the Company recognized interest expense of $5,000 and $15,000 respectively.

Derivatives

As of September 30, 2021, Patriot had entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three and nine months ended September 30, 2021 and 2020, respectively.

In April 2021, Patriot entered into a receive fixed/pay variable interest rate swap, intended to reduce the Company’s exposure to interest rate movements. This contractual agreement was designated as a cash flow hedge. Under the term of the swap contract, the Company hedged the cashflows associated with a pool of 1-month LIBOR floating rate loans by converting a $50 million portion of that pool of loans into fixed rates with the swap. The Bank received fixed and paid float swap for a 7-year rolling period beginning April 29, 2021.

In August 2021, the cash flow hedge interest rate swap contract was terminated. During the three and nine months ended September 30, 2021, the Company recognized $64,000 and $149,000 of accumulated other comprehensive income that was reclassified into interest income, respectively. The interest swap interest income is included in interest and fees on loans on the consolidated statements of operations. A gain of $512,000 was recognized from the termination of the interest rate swap cash flow hedge for the three and nine months ended September 30, 2021, which is included in other income on the consolidated statements of operations.

Further discussion of the fair value of derivatives is set forth in Note 8 to the consolidated financial statements.

Equity

Equity increased $3.5 million, from $63.2 million at December 31, 2020 to $66.7 million at September 30, 2021, primarily due to $3.2 million of net income and $110,000 of equity compensation, and $172,000 of net unrealized gain for investment portfolio for the nine months ended September 30, 2021.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, increased $18.7 million from $122.4 million at December 31, 2020 to $141.1 million at September 30, 2021.

RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three and nine months ended September 30, 2021 and 2020:

(In thousands)	Three Months Ended September 30,
	2021			2020
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$707,630	$7,189	4.03	$775,172	$8,578	4.39
Investments	133,723	751	2.25	60,419	425	2.81
Cash equivalents and other	45,202	20	0.18	60,795	28	0.18

Total interest earning assets	886,555	7,960	3.56	896,386	9,031	4.00

Cash and due from banks	(7,529)			8,158
Allowance for loan losses	(10,141)			(10,652)
OREO	2,400			1,569
Other assets	112,453			(10,249)

Total Assets	$983,738			$885,212

Liabilities
Interest bearing liabilities:
Deposits	$529,127	$448	0.34	$618,947	$2,028	1.30
Borrowings	98,380	756	3.05	90,001	628	2.77
Senior notes	11,972	229	7.65	11,898	229	7.70
Subordinated debt	17,914	233	5.16	17,877	235	5.22
Note Payable and other	857	4	1.87	1,060	5	1.89

Total interest bearing liabilities	658,250	1,670	1.01	739,783	3,125	1.68

Demand deposits	81,600			161,588
Other liabilities	176,229			(80,407)

Total Liabilities	916,079			820,964

Shareholders' equity	67,659			64,248

Total Liabilities and Shareholders' Equity	$983,738			$885,212

Net interest income		$6,290			$5,906

Interest margin			2.81			2.61
Interest spread			2.55			2.32

(In thousands)	Nine Month Ended September 30,
	2021			2020
	Daily Average Balance ($)	Interest ($)	Yield (%)	Daily Average Balance ($)	Interest ($)	Yield (%)
ASSETS
Interest Earning Assets:
Loans	$696,978	$22,199	4.26	$809,569	$27,722	4.56
Investments	96,957	1,572	2.16	59,017	1,447	3.27
Cash equivalents and other	60,234	67	0.15	50,796	187	0.49

Total interest earning assets	854,169	23,838	3.73	919,382	29,356	4.25

Cash and due from banks	3,699			2,287
Allowance for loan losses	(10,483)			(10,813)
OREO	1,195			2,367
Other assets	60,750			61,722

Total Assets	$909,330			$974,945

Liabilities
Interest bearing liabilities:
Deposits	$526,969	$1,856	0.47	$672,780	$8,020	1.59
Borrowings	93,101	2,230	3.20	93,298	1,963	2.80
Senior notes	11,954	686	7.65	11,879	686	7.70
Subordinated debt	17,905	700	5.23	17,867	756	5.64
Note Payable and other	906	12	1.77	1,110	15	1.80

Total interest bearing liabilities	650,835	5,484	1.13	796,934	11,440	1.91

Demand deposits	185,167			103,313
Other liabilities	8,081			8,954

Total Liabilities	844,083			909,201

Shareholders' equity	65,247			65,744

Total Liabilities and Shareholders' Equity	$909,330			$974,945

Net interest income		$18,354			$17,916

Interest margin			2.87			2.60
Interest spread			2.60			2.34

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-bearing assets and interest-bearing liabilities for the three months ended September 30, 2021 and 2020:

	Three Month Ended September 30,				Nine Month Ended September 30,
	2021 compared to 2020				2021 compared to 2020
	Increase/(Decrease)				Increase/(Decrease)
	Daily Average Balance	Volume	Rate	Total	Daily Average Balance	Volume	Rate	Total
Interest Earning Assets:
Loans	$(67,542)	$(729)	$(660)	$(1,389)	$(112,591)	$(3,702)	$(1,821)	$(5,523)
Investments	73,304	499	(173)	326	37,940	873	(748)	125
Cash equivalents and other	(15,593)	(8)	-	(8)	9,438	34	(154)	(120)

Total interest earning assets	(9,831)	(238)	(833)	(1,071)	(65,213)	(2,795)	(2,723)	(5,518)

Interest bearing liabilities:
Deposit	(89,820)	(533)	(1,047)	(1,580)	(145,811)	(2,625)	(3,539)	(6,164)
Borrowings	8,379	59	69	128	(197)	(11)	278	267
Senior notes	74	-	-	-	75	-	-	-
Subordinated debt	37	-	(2)	(2)	38	-	(56)	(56)
Note payable and other	(203)	(1)	-	(1)	(204)	(3)	-	(3)

Total interest bearing liabilities	(81,533)	(475)	(980)	(1,455)	(146,099)	(2,639)	(3,317)	(5,956)

Net interest income	$71,702	$237	$147	$384	$80,886	$(156)	$594	$438

For the quarter ended September 30, 2021, interest income and dividend income decreased $1.1 million or 11.9% as compared to the quarter ended September 30, 2020. Total interest expense decreased $1.5 million or 46.6% as compared to the quarter ended September 30, 2020. Net interest income was $6.3 million for the quarter ended September 30, 2021, which increased 6.5% from $5.9 million for the quarter ended September 30, 2020 primarily due to reduction of deposits and lower rates paid on deposits offset by lower average loan balances.

For the nine months ended September 30, 2021, interest income and dividend income decreased $5.5 million or 18.8% as compared to the nine months ended September 30, 2020. Total interest expense decreased $6.0 million or 52.1% as compared to the nine months ended September 30, 2020. Net interest income was $18.3 million for the nine months ended September 30, 2021, which decreased 2.4% from $17.9 million for the nine months ended September 30, 2020.

Net interest margin for the three and nine months ended September 30, 2021 were 2.81% and 2.87%, respectively, representing a significant increase from net interest margin for the three and nine months ended September 30, 2020 were 2.61% and 2.60%, respectively. As economic activity continues to expand, loan balances are expected to grow, and coupled with reductions in funding costs, the Bank expects further improvements in net interest income.

(Credit) Provision for Loan Losses

The recovering economy, lower loan balances and improvement in delinquencies of classified loans resulted in a $300,000 credit for loan losses for the three and nine months ended September 30, 2021, as compared to a provision for loan losses of $85,000 and $1.8 million for the three and nine months ended September 30, 2020, respectively. The majority of the provision in 2020 was primarily attributable to conditions and the uncertainty created by the COVID-19 pandemic.

Non-interest income

Non-interest income for the three and nine months ended September 30, 2021 was $923,000 and $2.1 million, respectively, as compared to $704,000 and $1.5 million for the three and nine months ended September 30, 2020, respectively. The increase was primarily attributable to a gain of $512,000 recognized from the termination of an interest rate swap cash flow hedge in the third quarter of 2021.

Non-interest expense

Non-interest expense for the three and nine months ended September 30, 2021 decreased to $5.7 million and $16.4 million, respectively, as compared to $6.6 million and $20.9 million for the three and nine months ended September 30, 2020, respectively. The decrease in non-interest expense in 2021 was primarily driven by an Employee Retention Credit of $906,000 and $2.9 million for the three and nine month ended September 30, 2021, respectively.

Provision (benefit) for income taxes

The Company reported provision for income taxes of $479,000 and $1.2 million for three and nine months ended September 30, 2021, respectively, as compared to a benefit for income taxes of $6,000 and $811,000 for the three and nine months ended September 30, 2020, respectively. The increase mainly reflected the impact of the net income in 2021.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 12.0% at September 30, 2021, compared to 9.0% at December 31, 2020. Liquidity including readily available off-balance sheet funding sources was 21.5% at September 30, 2021, compared to 21.7% at December 31, 2020.

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

Capital

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. At September 30, 2021, the Bank adopted the CBLR framework. The Bank’s Tier 1 leverage ratio as of September 30, 2021 and December 31, 2020 was 9.9% and 9.8%, respectively, which is above the well-capitalized required level of 9.0%.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of September 30, 2021			As of December 31, 2020
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$98,699	$(19,313)	(16.4)	$111,300	$2,524	2.3
+100	109,962	(8,050)	(6.8)	110,657	1,881	1.7
BASE	118,012	-	-	108,776	-	-
-100	122,459	4,447	3.8	112,229	3,453	3.2
-200	128,729	10,717	9.1	129,821	21,045	19.3

(In thousands)	Net Interest Income - Performance Summary
	Year to Date September 30, 2021			Year ended December 31, 2020
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$29,549	$(814)	(2.7)	$28,959	$1,926	7.1
+100	30,094	(269)	(0.9)	27,946	913	3.4
BASE	30,363	-	-	27,033	-	-
-100	30,316	(47)	(0.2)	27,162	129	0.5
-200	30,274	(89)	(0.3)	27,215	182	0.7

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that Patriot’s disclosure controls and procedures were effective for the period ended September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls over financial reporting to minimize any related impact on their effectiveness.

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

3(i)(C)

Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc. dated October 6, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report Form 8-K filed on October 21, 2010)

3(ii)	Amended and Restated By-laws of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on November 1, 2010)

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certifications

101.INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Schema Document

101.CAL#	Inline XBRL Calculation Linkbase Document

101.LAB#	Inline XBRL Labels Linkbase Document

101.PRE#	Inline XBRL Presentation Linkbase Document

101.DEF#	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL and contained in Exhibit 101)

The exhibits marked with the section symbol (#) are interactive data files.

* The certification is being furnished and shall not be deemed filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2021

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer