Form 10-K
period 2021-12-31
PATRIOT NATIONAL BANCORP INC
filed 2022-03-24
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No ☒

As of June 30, 2021, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price on June 30, 2021 as reported on the NASDAQ Global Market: $34.5 million.

Number of shares of the registrant’s Common stock, $0.01 par value per share, 3,956,492 shares outstanding as of March 24, 2022.

PATRIOT NATIONAL BANCORP, INC.

2021 FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2021

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K contains statements that relate to future events and expectations and, as such, constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our strategies, outlook, business and financial prospects, business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements are not guarantees of future performance. Although Patriot believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, these expectations may not be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and changes in circumstances, many of which are beyond Patriot’s control.

For a discussion of some of the specific factors that could cause actual results to differ materially from the information contained in this report, see the following sections of this report: Part I, Item 1A. "Risk Factors," Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," including the disclosures under "Critical Accounting Policies." Patriot disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

PART I

ITEM 1. Business

General

Patriot National Bancorp, Inc. (the “Company” or “PNBK”), a Connecticut corporation, is a one-bank holding company for Patriot Bank, N.A, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the “Bank”) (collectively, “Patriot”). The Bank received its charter and commenced operations as a national bank on August 31, 1994. The Bank has a total of nine branch offices comprised of eight branch offices located in Fairfield and New Haven Counties, Connecticut and one branch office located in Westchester County, New York as of December 31, 2021.

On March 11, 2003, the Company formed Patriot National Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company. The Company primarily invested the funds from the issuance of the debt in the Bank. The Bank used the proceeds to fund general operations.

On October 15, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), the Company issued and sold to PNBK Holdings LLC (“Holdings”), an investment limited liability company controlled by Michael Carrazza, 3.36 million shares of its common stock at a purchase price of $15.00 per share (adjusted for a 1-for-10 reverse stock split discussed below) for an aggregate purchase price of $50.4 million. The shares sold to Holdings represented 87.6% of the Company’s then issued and outstanding common stock. In connection with the reverse stock split, the par value of the common stock was changed to $0.01 per share. Also, in connection with the sale of the shares, certain directors and officers of both the Company and the Bank resigned. Such directors and officers were replaced with nominees of Holdings and Michael Carrazza became the Chairman of the Board of Directors (the “Board”) of the Company. Pursuant to its Operating Agreement, on March 31, 2021, Holdings completed a pro-rata in-kind distribution of shares of restricted common stock of Patriot. Following these distributions, Holdings no longer owns any shares of Patriot.

As of the date hereof, the only business of the Company is its ownership of all of the issued and outstanding capital stock of the Bank and the Trust. Except as specifically noted otherwise herein, the balance of the description of the Company’s business is a description of the Bank’s business.

On November 14, 2021, the Company and American Challenger Development Corp., a Delaware corporation (“American Challenger”), entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), which was subsequently amended on January 28, 2022 and February 28, 2022 (the Original Merger Agreement, as amended, referred to as the “Merger Agreement”). Pursuant to the Merger Agreement, American Challenger will merge with and into PNBK (the "Merger"). In connection with the proposed Merger, Patriot intends to recapitalize the combined company with at least $875 million of capital, consisting of (i) Company voting common stock; (ii) Company non-voting common stock; (iii) Company preferred stock; (iv) Bank preferred stock; (v) warrants to purchase Patriot non-voting common stock and (vi) subordinated notes with market terms. (collectively, the “Capital Raise”). Following the Merger, Patriot Bank will adopt a consolidated business plan and will operate as one company with two divisions. The Patriot Bank Division will continue to operate its existing business model. The American Challenger Division will execute the high-growth model defined within the consolidated business plan.

Business Operations

The Bank offers commercial real estate loans, commercial business loans, SBA loans originated under the U.S. Small Business Administration ("SBA") 7(a) program, and a variety of consumer loans with an emphasis on serving the needs of individuals, small and medium‑sized businesses and professionals. The Bank previously had offered loans on residential real estate but discontinued doing so during 2013. Since 2016, Patriot has purchased residential real estate loans. Further information of the purchased residential real estate loans is set forth in Note 4 to the consolidated financial statements. The Bank’s lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County in New York, although the Bank’s loan business is not necessarily limited to these areas.

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

On July 22, 2020, the Company completed the purchase of prepaid debit card deposits of $50.0 million from a prominent national provider and processor of prepaid debit cards for corporate, consumer and government clients. Since the time of acquisition, the prepaid balances have grown to approximately $139 million as of December 31, 2021 and provide a source of low cost deposits and interchange revenue.

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

In the normal course of business, subject to applicable government regulations, the Bank invests a portion of its assets in investment securities, which may include government securities. The Bank’s investment portfolio strategy is to maintain a balance of high-quality diversified investments that minimizes risk, maintains adequate levels of liquidity, and limits exposure to interest rate and credit risk. Conditionally guaranteed or Government sponsored, U.S. federal government issues comprise the majority of the Bank’s investment portfolio.

Patriot became an approved lender under the SBA program at the end of 2017, enabling it to approve loans to small businesses and entrepreneurs more quickly and efficiently. Since 2018, Patriot has hired people to support new SBA business development in Stamford, Connecticut, Florida, Georgia, Ohio, along with a Rhode Island operations center.

Employees

As of December 31, 2021, Patriot had 128 full-time equivalent employees. None of Patriot’s employees are covered by a collective bargaining agreement.

Competition

The Bank competes with a variety of financial institutions for loans and deposits in its market area. These include larger financial institutions with greater financial resources, larger branch systems and higher lending limits, as well as the ability to conduct larger advertising campaigns to attract business. The larger financial institutions may also offer additional services such as trust and international banking, which the Bank is not equipped or authorized to offer directly. When the need arises, arrangements are made with correspondent financial institutions to provide such services. To attract business in this competitive environment, the Bank relies on local promotional activities, personal contact by officers and directors, customer referrals, and its ability to distinguish itself by offering personalized and responsive banking service. The Bank also leverages a presence on social media and does a reasonable amount of advertising online.

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

Under the BHC, the Company is required to file semi-annual reports of its operations with the Fed for the period ended June 30 and for the year ended December 31. Patriot and any of its subsidiaries are subject to examination by the Fed. In addition, the Company will be required to obtain the prior approval of the Fed to, with certain exceptions, acquire more than 5% of the outstanding voting stock of any bank or bank holding company, acquire all or substantially all of the assets of a bank, or merge or consolidate with another bank holding company. Moreover, Patriot and any of its subsidiaries are prohibited from engaging in certain tying arrangements, in connection with any extension of credit or provision of any property or services. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on issuing any extension of credit to the Company or any of its subsidiaries, or making any investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. If the Company wants to engage in businesses permitted to financial holding companies, but not to bank holding companies, it would need to register with the Fed as a financial holding company.

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

The earnings and growth of Patriot and the banking industry in general are affected by the monetary and fiscal policies of the United States (“U.S.”) government and its agencies, particularly the Fed. The Open Market Committee of the Fed implements national monetary policy to curb inflation and combat recession. The Fed uses its authority and various policies to adjust interest rates on U.S. government securities, the discount rate, and deposit reserve retention rates. The actions of the Fed influence the growth of bank loans, investments, and deposits. They also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

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

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and Federal Reserve Bank (“FRB”). The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act directed the federal banking agencies to issue an interim rule temporarily lowering the CBLR ratio to 8% which the agencies did with a transition back to 9% beginning January 1, 2022. At September 30, 2021, the Bank elected to adopt the CBLR framework.

In response to disruptions in economic conditions caused by the COVID-19 pandemic, federal and state governments and agencies and government-sponsored enterprises have taken a variety of actions to support people and entities affected by the pandemic, including the passage of the CARES Act in March 2020, the Consolidated Appropriations Act, 2021 in December 2020, and the American Rescue Plan Act of 2021 in March 2021, among others. For example, the CARES Act established several programs with the Small Business Administration, including the Paycheck Protection Program (the “PPP”), to provide loans to small businesses. The Bank started participating in the PPP in January 2021.

The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. One interim final rule provided that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that met the other existing qualifying criteria) could elect to use the CBLR framework. It also established a two-quarter grace period for qualifying community banking organizations whose leverage ratios fell below the 8% CBLR requirement, so long as the banking organization maintained a leverage ratio of 7% or greater. The second interim final rule provided a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

The CARES Act also provided financial institutions with the option to suspend certain GAAP requirements for coronavirus-related loan modifications that would otherwise constitute a TDR and further required the federal banking agencies to defer to financial institutions' determinations in making such suspensions, which was extended by the Consolidated Appropriations Act, 2021 until January 1, 2022. Subsequent to January 1, 2022, all modifications to loan agreements will be evaluated in accordance with all applicable GAAP requirements.

Recent Developments with Regulators

In November 2018 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the OCC. The Agreement states the Board and the Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the allowance for loan and lease losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement the Bank agreed to provide a revised written 3-year strategic and capital plan for the Bank. The existence of this Agreement also resulted in increased supervision from the SBA with respect to the Bank’s SBA division and the loss of its preferred lender status.

On September 1, 2021, the OCC terminated the Agreement concluding that the safety and soundness of the Bank and its now established compliance with laws and regulations does not require continued existence of the Agreement. Shortly after the termination of the Agreement, the SBA removed the increased supervision. The Bank applied for reinstatement of its preferred lender status which was granted before December 31, 2021.

Available Information

The Company’s website address is https://www.bankpatriot.com; however, information found on, or that can be accessed through, the website is not incorporated by reference into this Form 10-K. The Company makes available free of charge on its website (under the links entitled “For Investors”, then “SEC filings”, then “Documents”), its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

ITEM 1A. Risk Factors

Patriot’s financial condition and results of operation are subject to various risks inherent to its business, including those noted below.

Risks Related to the Pandemic

The effects of COVID-19 have adversely impacted the Company’s operations; the duration and impact of these effects is still unknown.

Although the global economy has begun to recover from the COVID-19 pandemic, as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist, including labor shortages and disruptions of global supply chains. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has also contributed to rising inflationary pressures.

Since the inception of the COVID-19 pandemic governmental authorities enacted regulations, and protocols, including governmental programs to provide economic relief to businesses and individuals. The application of forbearance and payment deferral policies beyond any statutory requirements may impact Company’s interest income. Patriot participated in the SBA's PPP as an eligible lender with the benefit of a government guaranty of loans to small business clients, many of whom may face difficulties even after being granted such a loan. The Company faces increased risks, in terms of credit, fraud risk, and litigation, in light of participation in this program.

The extent to which the consequences of the COVID-19 pandemic affect the Company’s financial condition, results of operation, and liquidity and capital position will depend on future developments, which are highly uncertain and cannot be predicted, including the rate of distribution and administration of vaccines globally, the severity and duration of any resurgence of COVID-19 variants, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, and the effects on customers, counterparties, employees and third-party service providers. Moreover, the effects of the COVID-19 pandemic will heighten the other risks described in this Annual Report on Form 10-K.

Risks Related to General Economic and Market Conditions

We have been and may continue to be adversely affected by national financial markets and economic conditions, as well as local conditions.

Our business and results of operations are affected by the financial markets and general economic conditions in the United States, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, investor confidence and the strength of the U.S. economy. The deterioration of any of these conditions can adversely affect our securities and loan portfolios, our level of charge-offs and provision for loan losses, our capital levels, liquidity and our results of operations.

In addition, we are affected by the economic conditions within our Connecticut and New York trade areas. Unlike larger banks that are more geographically diversified, the Bank has a total of nine branch offices comprised of eight branch offices located in Fairfield and New Haven Counties, Connecticut and one branch office located in Westchester County, New York. Therefore, any decline in the economy of the Fairfield or New Haven counties of Connecticut or the New York metropolitan area could have an adverse impact on us.

Our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans are impacted by economic conditions. Our financial results, the credit quality of our existing loan portfolio, and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government.

The Bank’s business is subject to various lending and other economic risks that could adversely impact its results of operations and financial condition.

The Company is exposed to changes in economic conditions and general downturns in the U.S. economy, and particularly an economic slowdown in the Fairfield or New Haven counties of Connecticut and the New York metropolitan area could result in the following consequences, any of which may have a material detrimental effect on the Bank’s business:

●	Increases in:
-	Loan delinquencies;
-	Problem assets and foreclosures; or
●	Decreases in:
-	Demand for the Bank’s products and services;
-	Customer borrowing power that is caused by declines in the value of assets and/or collateral supporting the Bank’s loans, especially real estate.

During the years 2007 through 2009, the general economic conditions and specific business conditions in the United States, including in Connecticut and New York deteriorated, resulting in increases in loan delinquencies, problem assets and foreclosures, and declines in the value and collateral associated with the Bank’s loans. Two significant impacts resulting from the financial crisis included the housing market suffering falling home prices leading to increased foreclosures and our customer base experiencing rampant unemployment and sustained under-employment. These conditions negatively impacted the credit performance of mortgage and construction loans, and resulted in significant asset-value write-downs by financial institutions, including government-sponsored enterprises, as well as major commercial and investment banks. The loss of mortgage and construction loan asset-value caused many financial institutions to seek additional capital, to merge with larger and financially stronger financial institutions and, in some cases, to fail. Many lenders and institutional investors reduced or ceased providing funding to borrowers, including other financial institutions.

During 2010 through 2019, however, the economic climate generally improved, contributing to decreases in the Bank’s problem assets, delinquencies and foreclosures from the levels experienced in the earlier period of economic turbulence. During the course of the COVID-19 pandemic covering all of 2020 and a significant portion of 2021, a temporary disruption and level of uncertainty existed. For a period of time, delinquencies, deferrals and problem assets rose, however foreclosures were relatively unaffected due to the moratorium that was issued by many states. Much of this has stabilized and returned to previous operating levels. The Company is unable to predict, however, future economic conditions and their impact on the Company’s business.

Market turmoil, and the tightening of credit by the Fed, could lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and generally widespread reductions in business activity. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect the Company’s business, financial condition, and results of operations. A worsening of these conditions could likely exacerbate the adverse effects these difficult market conditions could have on the Company and other financial institutions. In particular:

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

Market Risk

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

Credit Risk

The risks involved in the Bank’s commercial real estate loan portfolio are material.

The Bank’s commercial real estate loan portfolio constitutes a material portion of its assets and generally has different risks than residential mortgage loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss.

Real estate lending in the Bank’s core market involves risks related to a decline in value of commercial and residential real estate.

The market value of real estate can fluctuate significantly in a relatively short period of time, as a result of market conditions in the geographic area in which real estate is located. A significant portion of the Bank’s total loan portfolio is secured by real estate located in Fairfield County, Connecticut, New Haven County, Connecticut and Westchester County, New York, areas. A deterioration in the regional real estate market could harm our financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of our loans are secured by real property. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. If real estate values decline, the collateral for the Bank’s loans will provide less security. As a result, the Bank’s ability to recover on defaulted loans by selling the underlying real estate will be diminished, and the Bank will be more likely to suffer losses on defaulted loans.

The Bank’s allowance for loan and lease losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan and lease losses to provide for loan defaults and non-performance. The allowance for loan and lease losses is based on an evaluation of the risks associated with the Bank’s loans receivable, as well as the Bank’s prior loss experience. Deterioration in general economic conditions and unforeseen risks affecting customers could have an adverse effect on borrowers’ capacity to timely repay their obligations before risk grades could reflect those changing conditions. Maintaining the adequacy of the Bank’s allowance for loan and lease losses may require that the Bank make significant and unanticipated increases in the provision for loan losses, which would materially affect the results of operations and capital adequacy. The dollar amount of future losses is susceptible to changes in economic, operating, and other conditions including changes in interest rates that may be beyond the Bank’s control and which losses may exceed current allowance estimates. Although the current economic environment has improved, conditions remain uncertain and may result in additional risk of loan losses.

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

Risks Related to Our Business Operations

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

Natural disasters (including severe weather events of increasing strength and frequency due to climate change), acts of war or terrorism, such as the recent outbreak of hostilities between Russia & Ukraine, and other adverse external events could have a significant negative impact on our ability to conduct business or upon third parties who perform operational services for us or our customers. Such events also could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

The outbreak of COVID-19 in March 2020, has negatively impacted the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates. See “Risks Related to the Pandemic”.

Patriot is subject to certain general affirmative debt covenants, which if it cannot comply, may result in default and actions taken against it by its debt holders.

On June 29, 2018, the Company entered into certain subordinated note purchase agreements with two institutional accredited investors and completed a private placement of $10 million of fixed-to-floating rate subordinated notes with the maturity date of September 30, 2028. Proceeds of $7.8 million were directly contributed to the Bank. The subordinated debt qualifies for Tier 2 Capital of the Company and the funds contributed to the Bank qualify as Tier 1 capital at the Bank.

In December 2016, the Company issued $12 million of senior notes that contain certain affirmative covenants, which require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements. The senior notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

The affirmative covenants contained in the senior notes and subordinated notes agreements are of a general nature and not uncommon in such debt agreements. Management does not anticipate an inability to maintain its compliance with the affirmative covenants contained in the senior notes and subordinated notes agreements as such compliance is inherent in the Bank’s continued operation and Patriot’s public company status, as well as management’s overall strategic plan.

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

Per agreement with Bank regulators, dividends and return of capital from the Bank to the Company are subject to prior approval from the OCC, and dividends from the Company to third parties are also subject to prior approval from FRB. There is no assurance that Company will pay dividends in the future.

Technology Risks

A breach of information security could adversely affect Patriot’s operations or reputation and create significant legal and financial exposure.

The Company faces cybersecurity risks, including denial of service, hacking, and malware or ransomware attacks, which could result in the disclosure of confidential information, adversely affect the Company’s operations or reputation, and create significant legal and financial exposure. Patriot increasingly depends upon data processing, communications, and information exchange on a variety of computing platforms and networks, and the internet to conduct its business. Patriot cannot be certain that all of its systems are entirely free from vulnerability to attack, despite safeguards it has instituted. In addition, Patriot relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached, information can be lost or misappropriated and could result in financial loss or costs to Patriot, or damages to others. These financial losses or costs could materially exceed the amount of Patriot’s insurance coverage, if applicable, which would have an adverse effect on its results of operations and financial condition. In addition, the Bank’s reputation could suffer if its database were breached, which could materially affect Patriot’s financial condition and results of operations.

Risks associated with changes in technology.

Financial products and services have become increasingly technology-driven. The Bank’s ability to compete for new customers and meet the needs of existing customers, in a cost-efficient manner, is dependent on its ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of the Bank’s competitors have greater resources to invest in technology and may be better equipped to market new technology-driven products and services. Failing to keep pace with technological change could have a material adverse impact on the Bank’s business and therefore on Patriot’s financial condition and results of operations.

Regulatory, Compliance and Legal Risks

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

Competition Risks

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

Liquidity Risk

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

Merger-Related Risks

If the Merger transaction with American Challenger is not completed, Patriot will have incurred substantial expenses without realizing the expected benefits of the Merger.

Patriot has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, Patriot would have to recognize these expenses without realizing the expected benefits of the Merger.

There is no guarantee that the Merger will be completed. Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

The consummation of the Merger and other transactions contemplated by the Merger Agreement, are subject to several material conditions including obtaining shareholder and regulatory approvals. We cannot guarantee that these conditions will be satisfied or waived and that the Merger will be completed.

If the Merger is not completed, our business, prospects, financial condition and stock price may be adversely affected. Additionally, if the Merger Agreement is terminated in certain circumstances described in the Merger Agreement, Patriot may be required to pay to American Challenger a termination fee of $4.75 million. In addition, Patriot has already incurred and will continue to incur significant transaction expenses in connection with the Merger, which may have an adverse effect on Patriot’s financial position if the Merger Agreement is terminated. Risks arising in connection with the failure of the Merger, including the diversion of management’s attention from conducting our business and pursuing other opportunities during the pendency of the Merger, may have an adverse effect on our business, operations, financial results and stock price. We also could be subject to litigation related to any failure to consummate the Merger or any related action that could be brought to enforce a party’s obligation under the Merger Agreement.

Patriot will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Patriot. These uncertainties may impair Patriot’s ability to attract, retain and motivate key personnel until the Merger is completed and could cause customers and others that deal with Patriot to seek to change existing business relationships with Patriot. Retention of certain employees by Patriot may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Patriot, Patriot’s business could be harmed.

Risks Related to the Company’s Common Stock

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

The following table summarizes Patriot’s owned and leased properties, as of December 31, 2021:

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

At December 31, 2021, five branch buildings were owned and four branch facilities were leased. Additionally, the Bank maintains certain operating and administrative service facilities and additional parking at its main branch banking office, which are subject to ten non-cancelable operating lease agreements. Patriot’s lease agreements have terms ranging from one year to fifteen years with ten years and seven months remaining on the longest lease term. Generally, Patriot’s lease agreements contain rent escalation clauses, and renewals for one or more periods at the Bank’s option.

On December 22, 2021, the Bank sold its building located in the City New Haven, Connecticut. The Bank maintains an ATM at that location and maintains a lease for the space needed for the ATM.

As of December 31, 2021, the Bank has excess space that it leases to four unrelated parties. For additional information, see the Leases footnote disclosure in the consolidated financial statements included herein.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock is traded on the Nasdaq Global Market under the Symbol “PNBK.”

Holders

There were approximately 281 shareholders of record of the Company’s Common Stock as of December 31, 2021. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

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

The Company did not pay any dividends in 2021 and 2020, and has temporarily suspended dividend payments pending resolution of the economic uncertainties associated with the Coronavirus pandemic. For the year ended December 31, 2019, the Company paid cash dividends of $.01 per share of common stock, or an aggregate of $155,000. There is no assurance that Company will pay dividends in the future.

For information regarding our equity compensation plans, see PART III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

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

	Period Ending
	2016	2017	2018	2019	2020	2021
Patriot National Bancorp ("PNBK")	100.00%	127.05%	101.42%	90.82%	70.75%	110.68%
Nasdaq Community Bank Index Total Return Index ("XABQ")	100.00%	103.51%	84.98%	103.02%	92.07%	128.61%
S&P 500 Total Return Index ("SP500TR")	100.00%	121.83%	116.49%	153.17%	181.35%	234.01%

ITEM 6. [Reserved]

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

Unrealized Gains and Losses on Securities Available-for-sale

The Company receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Available-for-sale debt securities consist primarily of U.S. Government agency debt and mortgage-backed securities issued by the U.S. government, corporate bonds, subordinated notes and SBA loan pools. The Company uses various indicators in determining whether a security is other-than-temporarily impaired including, for debt securities, when it is probable that the contractual interest and principal will not be collected, or for equity securities, whether the market value is below its cost for an extended period of time with low expectation of recovery. The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer. The Company also considers the volatility of a security’s price in comparison to the market as a whole and any recoveries or declines in fair value subsequent to the balance sheet date. If management determines that the impairment is other-than-temporary, the entire amount of the impairment, as of the balance sheet date, is recognized in earnings, even if the decision to sell the security has not been made.

The fair value of the security becomes the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value. Available-for-sale debt securities were not considered to be other-than-temporarily impaired as of December 31, 2021, 2020, or 2019 because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows to be received, or indicate a loss of value on the underlying collateral, or a loss of financial stability on the part of the issuer. Management concluded that the declines in fair value of the investment portfolio as of the reporting dates is temporary and that values would recover by way of increases in market price or positive changes in market interest rates.

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

Derivatives Instruments and Hedging Activities

The Company enters into interest rate swap agreements as part of the Company’s interest rate risk management strategy. The Company has derivatives not designated as hedges. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The swaps are reported at fair value in other assets or other liabilities. The interest rate swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income.

The Company also had derivatives designated as cash flow hedges. Cash flow hedges are used to hedge exposures, or to modify interest rate characteristics, for certain balance sheet accounts under its interest rate risk management strategy. Changes in the fair value of these cash flow hedges are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. If a hedge relationship were no longer highly effective, hedge accounting would be discontinued.

Further discussion of the derivatives is set forth in Note 1, Note 11, and Note 21 to the consolidated financial statements.

FINANCIAL CONDITION

Assets

The Company’s total assets increased $67.8 million, or 7.7%, from $880.7 million at December 31, 2020 to $948.5 million at December 31, 2021, primarily due to an increase in available-for-sale securities of $45.1 million. Net loans increased from $719.6 million as of December 31, 2020, to $729.6 million at December 31, 2021. Total deposits increased from $685.7 million at December 31, 2020, to $748.6 million at December 31, 2021.

Cash and cash equivalents

Cash and cash equivalents increased $12.4 million or 35.8%, from $34.6 million at December 31, 2020 to $47.0 million as of December 31, 2021. The increase as of December 31, 2021 was primarily attributable to increase in deposits. The Company’s liquidity position is strong with liquid assets rising to 11.4% of total assets as of December 31, 2021.

Investment securities

The following table is a summary of the Company’s available-for-sale securities portfolio and other investments at the dates shown:

(In thousands)	December 31,
	2021	2020	2019
U. S. Government agency and mortgage-backed securities	$66,629	$16,833	$16,685
Corporate bonds	16,921	17,290	17,313
Subordinated notes	4,626	9,005	9,204
SBA loan pools	5,603	5,567	5,115
Municipal bonds	562	567	-
Total available-for-sale securities, at fair value	94,341	49,262	48,317

Other investments, at cost	4,450	4,450	4,450
	$98,791	$53,712	$52,767

Total investments increased $45.1 million or 83.9%, from $53.7 million at December 31, 2020 to $98.8 million at December 31, 2021. This increase was primarily attributable to the purchases of $112.0 million U.S. Government agency debt and mortgage-backed securities, $18.2 million corporate bonds, and $5.9 million SBA loan pools, which was offset by $58.8 million sales of available-for-sales securities, $18.9 million maturity, and $11.7 million in repayments of principal on available-for-sale securities. During the year ended December 31, 2021, the Bank recognized net gain on sale of securities of $76,000. There were no sales of available-for-sales securities during the year ended December 31, 2020 and 2019.

Loans held for investment

The following table provides the composition of the Company’s loan held for investment portfolio as of December 31, for each of the years shown:

	December 31,
(In thousands)	2021		2020		2019		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$365,247	49.38%	$282,378	38.68%	$314,414	38.71%	$274,938	35.23%	$299,925	41.68%
Residential Real Estate	158,591	21.45%	153,851	21.07%	175,489	21.61%	157,300	20.16%	146,377	20.34%
Commercial and Industrial	122,810	16.61%	144,297	19.76%	173,875	21.41%	191,852	24.58%	131,161	18.23%
Consumer and Other	59,364	8.03%	67,635	9.26%	85,934	10.58%	94,569	12.12%	87,707	12.19%
Construction	21,781	2.95%	66,984	9.17%	48,388	5.96%	46,040	5.90%	47,619	6.62%
Construction to permanent - CRE	11,695	1.58%	15,035	2.06%	14,064	1.73%	15,677	2.01%	6,858	0.94%
Loans receivable, gross	739,488	100.00%	730,180	100.00%	812,164	100.00%	780,376	100.00%	719,647	100.00%
Allowance for loan losses	(9,905)		(10,584)		(10,115)		(7,609)		(6,297)
Loans receivable, net	$729,583		$719,596		$802,049		$772,767		$713,350

The gross loans receivable increased $9.3 million or 1.3%, from $730.2 million at December 31, 2020 to $739.5 million at December 31, 2021. The increase in loans was primarily attributable to $89.3 million in purchases of loans receivable which was partially offset by a net decrease in internal loan originations of $77.7 million for the year ended December 31, 2021.

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the COVID-19 pandemic in 2021, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment.

SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of December 31, 2021 and 2020, SBA loans included in the commercial real estate loans were $9.7 million and $5.7 million, respectively. SBA loans included in the commercial and industrial loan were $17.4 million and $15.9 million as of December 31, 2021 and 2020, respectively.

At December 31, 2021, the net loan to deposit ratio was 97% and the net loan to total assets ratio was 77%. At December 31, 2020, these ratios were 105% and 82%, respectively.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents loans receivable, gross by portfolio segment, by contractual maturity as of December 31, 2021:

	Contractual Maturity of Loan Balance
(In thousands)	One year or less	One through Five Years	After Five Years	Total
Loan portfolio segment:
Commercial Real Estate	$13,342	$169,238	$182,667	$365,247
Residential Real Estate	-	10,012	148,579	158,591
Commercial and Industrial	308	76,151	46,351	122,810
Consumer and Other	-	19,891	39,473	59,364
Construction	-	21,781	-	21,781
Construction to permanent - CRE	-	-	11,695	11,695
Total	$13,650	$297,073	$428,765	$739,488

Fixed rate loans	$8,884	$88,575	$152,851	$250,310
Variable rate loans	4,766	208,498	275,914	489,178
Total	$13,650	$297,073	$428,765	$739,488

All variable rate loans account for 66.2% of the total loan portfolio. Approximately 29.6% of the variable rate loan portfolio reprices with changes in interest rates within three months of the rate change. The balance of the loan portfolio has an initial rate for a fixed period, for example 1, 3 or 5 years and then reprice annually after the initial fixed period. These repricing characteristics are reflected in the Bank’s aggregate analysis of net interest sensitivity included in Item 7A. of this report.

As a community bank, the Bank is invested in a local economy, which may be subject to the vagaries of general economic conditions. As of December 31, 2021, the investments in Commercial Real Estate and Commercial and Industrial were approximately 66.0% of total loans receivable. These loans generally are collateralized by the underlying real estate and supported by personal guarantees of the borrowers.

Allowance for loan and lease losses

The allowance for loan and lease losses decreased $679,000 from $10.6 million at December 31, 2020 to $9.9 million at December 31, 2021. The decrease was primarily attributable to a credit to provision for loan losses of $500,000 due to improvements in the economy and improvement in classified loans in 2021.

Based upon the overall assessment and evaluation of the loan portfolio at December 31, 2021, management believes the allowance for loan and lease losses of $9.9 million, which represents 1.34% of gross loans outstanding, was adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.

The following table provides detail of activity in the allowance for loan and lease losses:

	Year ended December 31,
(In thousands)	2021	2020	2019	2018	2017

Balance at beginning of the period	$10,584	$10,115	$7,609	$6,297	$4,675
Charge-offs:
Commercial Real Estate	(51)	(1,032)	-	-	-
Residential Real Estate	(3)	(24)	(118)	(2)	-
Commercial and Industrial	(212)	(677)	(2,418)	-	(265)
Consumer and Other	(23)	(45)	(123)	(33)	(39)
Construction	(69)	-	-	-	-
Total charge-offs	(358)	(1,778)	(2,659)	(35)	(304)
Recoveries:
Commercial Real Estate	-	-	2	7	10
Residential Real Estate	3	1	10	2	-
Commercial and Industrial	65	70	172	34	2,769
Consumer and Other	111	6	10	1	4
Total recoveries	179	77	194	44	2,783

Net (charge-offs) recoveries	(179)	(1,701)	(2,465)	9	2,479
(Credit) provision for loan losses	(500)	2,170	4,971	1,303	(857)
Balance at end of the period	$9,905	$10,584	$10,115	$7,609	$6,297

Ratios:
Net (charge-offs) recoveries to average loans	(0.025)%	(0.215)%	(0.305)%	0.001%	0.374%
Allowance for loan losses to total loans	1.34%	1.45%	1.25%	0.98%	0.88%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment and the percentage of the loans to total loans:

	December 31,
(In thousands)	2021		2020		2019		2018		2017
	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
Commercial Real Estate	$5,063	49.38%	$4,485	38.68%	$3,789	38.71%	$1,866	35.23%	$2,212	41.68%
Residential Real Estate	1,700	21.45%	1,379	21.07%	1,038	21.61%	1,059	20.16%	959	20.34%
Commercial and Industrial	2,532	16.61%	3,284	19.76%	4,340	21.41%	3,558	24.58%	2,023	18.23%
Consumer and Other	253	8.03%	295	9.26%	341	10.58%	641	12.12%	568	12.19%
Construction	78	2.95%	739	9.17%	477	5.96%	350	5.90%	481	6.62%
Construction to permanent - CRE	41	1.58%	162	2.06%	130	1.73%	108	2.01%	54	0.94%
Unallocated	238	N/A	240	N/A	-	N/A	27	N/A	-	N/A
Total Allowance for loan losses	$9,905	100.00%	$10,584	100.00%	$10,115	100.00%	$7,609	100.00%	$6,297	100.00%

Nonperforming Assets

The following table presents non-accrual and accruing loans which were past due by over 90 days for the dates indicated:

(In thousands)	December 31,
	2021	2020	2019	2018	2017
Non-accruing loans:
Commercial Real Estate	$15,704	$14,534	$11,961	$3,525	$-
Residential Real Estate	3,148	3,854	3,228	2,006	3,028
Commercial and Industrial	4,101	700	2,094	4,681	748
Consumer and Other	142	917	766	174	2
Construction	-	-	-	8,800	-
Total non-accruing loans	23,095	20,005	18,049	19,186	3,778

Loans past due over 90 days and still accruing	2	16	19	1,316	1,356
Other real estate owned	-	1,906	2,400	2,945	-
Total nonperforming assets	$23,097	$21,927	$20,468	$23,447	$5,134

Nonperforming assets to total assets	2.44%	2.49%	2.09%	2.46%	0.60%
Nonperforming loans to total loans, net	3.17%	2.78%	2.25%	2.65%	0.72%

Non-accrual loans increased $3.1 million, from $20.0 million at December 31, 2020 to $23.1 million at December 31, 2021. The $23.1 million of non-accrual loans at December 31, 2021 was comprised of 30 borrowers. Three TDR loans totaling $9.7 million were included in the non-accrual loans. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Bank evaluated the impaired loans individually and established a specific reserve of $2.3 million as of December 31, 2021.

As of December 31, 2020, the $20.0 million of non-accrual loans was comprised of 21 borrowers, for which a specific reserve of $1.4 million had been established. Six TDR loans of total $11.5 million were included in the non-accrual loans as of December 31, 2020.

Loans held for sale

Loans held for sale are made up of SBA loans which totaled $3.1 million and $1.2 million at December 31, 2021 and 2020, respectively.

Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or equipment. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

Under the SBA 7(a) program the loans generally carry an SBA guaranty for 75% of the loan. The Bank can sell the guaranteed portion in the secondary market and retain and hold for investment the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications. As a result of the COVID-19 pandemic, in 2021, the SBA increased the guaranteed percentage to 90% during one of the rounds of stimulus. As of October 1, 2021, he guaranteed percentage reverted back to 75% of the loan.

Patriot sells the guaranteed portion of SBA loans for liquidity purposes and to generate non-interest income. Loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. Loans held for sale at December 31, 2021, consisted of $2.6 million SBA commercial and industrial loans and $562,000 SBA commercial real estate, respectively. SBA loans held for sale at December 31, 2020, consisted entirely of $1.2 million SBA commercial and industrial loans. The Company sold $14.3 million SBA loans during the year ended December 31, 2021, compared to $6.6 million for the year ended December 31, 2020.

During 2021, no loans held for investment were transferred to loans held for sale. In September 2020, one commercial and industrial loan of $5.0 million was reclassed from loans held for investment to loans held for sale. The loan was sold in October 2020 which resulted in proceeds of $5.0 million.

Premises and equipment

As of December 31, 2021 and 2020, Patriot recorded premises and equipment, net of $31.5 million and $33.4 million, respectively. The decrease was primarily due to a sale of the Bank owned building in New Haven, Connecticut. The Bank recognized proceeds from the sale of $1.5 million in December 2021. Other decreases in premises and equipment were normal depreciation of the active premises and equipment during the year ended December 31, 2021.

Management continuously reviews its branch locations and corporate offices evaluating operating efficiencies and market share as well as effective customer service and delivery.

Other Real Estate Owned (“OREO”)

As of December 31, 2020, Patriot recorded OREO of $1.9 million on the consolidated balance sheet. In 2021, Patriot sold the OREO of $1.9 million and recognized a gain of $2,000. In 2020, Patriot sold one OREO of $425,000 and recognized a loss of $69,000. Patriot did not have any OREO as of December 31, 2021.

Goodwill

The Company completed its acquisition of Prime Bank in May 2018, and recorded $1.1 million of goodwill after adjustments as of May 10, 2019. In December 2020, a purchase price adjustment of $556,000 was recognized to project expenses on the consolidated statements of operations. The charge represented an adjustment to the earlier estimate of the final purchase price upon preliminary settlement of the litigation related to a dispute over the final purchase price in 2020. No further adjustment to goodwill was made as of December 31, 2021. The Company performed its annual review of goodwill as of December 31, 2021 and determined that there was no impairment of goodwill.

Core deposit intangible (“CDI”)

Core deposit intangible (“CDI”) was recorded as part of the Prime Bank business combination in May 2018. The CDI is amortized over a 10-year period using the straight-line method. In 2020, an impairment charge of $206,000 was recorded for the year ended December 31, 2020, due to the decline in interest rates in 2020. The Company performed a review of the CDI as of October 31, 2021 and determined that there was no impairment of the CDI as of December 31, 2021. The decrease in CDI of $47,000 from $343,000 at December 31, 2020 to $296,000 at December 31, 2021, was solely due to the amortization of the CDI for the year ended December 31, 2021.

Deferred Taxes

As of December 31, 2021, Patriot had available approximately $17.2 million of Federal net operating loss carryforwards (“NOL”) that are offset by $15.5 million in Internal Revenue Code §382 limitations. Of the NOL of $17.2 million, approximately $15.8 million will expire between 2030 and 2033 and $1.4 million does not expire. For the year ended December 31, 2021 and 2020, the Bank did not record any uncertain tax position (“UTP”) related to the utilization of certain federal net operating losses

Additionally, Patriot has approximately $53.5 million of NOLs available for Connecticut tax purposes at December 31, 2021, which may be used to offset up to 50% of taxable income in any year. The NOLs expire between 2030 and 2040.

As of December 31, 2021, Patriot had a $12.1 million deferred tax asset, comprised of multiple temporary differences, in addition to the previously aforementioned NOLs. The assessment of the potential realizability of the deferred tax assets is based on observation of the condition and future of the Bank, including:

●	Cumulative pre-tax profit over the last four years;
●	Forecasted taxable income for 2022 and future periods;
●

Historical average pre-tax income over the last four years adjusted for a fraud loss and other non-recurring expenses relating to merger and acquisition activity, Employee Retention Credits recognized in 2021, and a reduced cost of funds now reflected in its most recent results;

●	Improvements in operations and cost management; and
●	Net operating loss carry-forwards that do not begin to expire until 2030.

As of December 31, 2021, after weighing both positive and negative evidence, Patriot fully reversed the valuation allowance of $1.9 million recorded in 2020. Patriot will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that a portion of the deferred tax assets will not be realized, a valuation allowance will be established.

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

Derivatives

Patriot had entered into four interest rate swaps (“swaps”) in 2018 and 2019. Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third-party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized $30,000 gain on the swaps for the year ended December 31, 2019. No gain on the swaps was recognized for the year ended December 31, 2021 and 2020.

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

In August 2021, the cash flow hedge interest rate swap contract was terminated. During the year ended December 31, 2021, the Company recognized $149,000 of accumulated other comprehensive income that was reclassified into interest income. The interest swap interest income is included in interest and fees on loans on the consolidated statements of operations. A gain of $512,000 was recognized from the termination of the interest rate swap cash flow hedge for the year ended December 31, 2021, which is included in other income on the consolidated statements of operations.

Further discussion of the final derivatives is set forth in Note 11 and Note 21 to the consolidated financial statements.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	December 31,
	2021	2020	2019
Non-interest bearing:
Non-interest bearing	$140,384	$99,344	$88,135
Prepaid DDA	86,329	59,332	-
Total non-interest bearing	226,713	158,676	88,135

Interest bearing:
Negotiable order of withdrawal accounts	34,741	30,529	26,864
Savings	109,744	98,635	64,020
Money market	111,957	131,378	99,115
Money market - prepaid deposits	52,561	15,011	-
Certificates of deposit, less than $250,000	142,246	160,968	193,942
Certificates of deposit, $250,000 or greater	53,584	49,172	67,550
Brokered deposits	17,016	41,287	229,909
Total Interest bearing	521,849	526,980	681,400

Total Deposits	$748,562	$685,656	$769,535

The Bank has substantially improved its deposit and funding mix over the past year, while reducing its aggregate cost of funds. As of December 31, 2021, total deposits increased $62.9 million, primarily due to growth in prepaid deposits of $64.5 million, which was partially offset by decline of $38.6 million in brokered deposits and certificates of deposits. Excluding brokered deposits, total deposits increased 13.5% during 2021.

Borrowings

As of December 31, 2021 and 2020, total borrowings were $120.7 million and $120.8 million, respectively. Borrowings consist of Federal Home Loan Bank (“FHLB”) advances, senior notes, junior subordinated debentures, and a note payable to the seller from whom the Fairfield branch building was purchased in 2015.

Shareholders’ Equity

Equity increased $4.1 million from $63.2 million at December 31, 2020 to $67.3 million at December 31, 2021. The increase was primarily due to $5.1 million of net income for the year ended December 31, 2021 and $150,000 of equity compensation, which was partially offset by $1.1 million unrealized loss in investment portfolio for the year ended December 31, 2021.

Average Balances

The following table presents average balance sheets, interest income, interest expense and the corresponding yields earned, and rates paid for each of the years in the three-year period ended December 31, 2021.

(In thousands)	Year ended December 31,
	2021			2020			2019
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$705,353	$30,115	4.27%	$791,626	$35,835	4.51%	$807,162	$40,568	5.03%
Investments	102,466	2,147	2.10%	59,668	1,859	3.12%	56,897	2,120	3.73%
Cash equivalents and other	57,753	89	0.15%	49,071	209	0.42%	45,276	956	2.11%

Total interest earning assets	865,572	32,351	3.74%	900,365	37,903	4.20%	909,335	43,644	4.80%

Cash and due from banks	4,016			2,357			5,024
Allowance for loan losses	(10,384)			(10,896)			(8,087)
OREO	893			2,259			2,551
Other assets	61,182			62,086			59,318

Total Assets	$921,279			$956,171			$968,141

Liabilities
Interest bearing liabilities:
Deposits	$525,537	$2,243	0.43%	$641,981	$9,154	1.42%	$682,826	$13,985	2.05%
Borrowings	94,511	2,986	3.16%	92,469	2,671	2.88%	94,084	2,175	2.31%
Senior notes	11,963	913	7.63%	11,888	915	7.70%	11,814	915	7.75%
Subordinated debt	17,910	933	5.21%	17,872	991	5.53%	17,834	1,118	6.27%
Note Payable and other	881	15	1.70%	1,086	19	1.74%	1,364	25	1.83%

Total interest bearing liabilities	650,802	7,090	1.09%	765,296	13,750	1.79%	807,922	18,218	2.25%

Demand deposits	196,287			116,519			81,754
Other liabilities	8,485			8,760			8,965

Total Liabilities	855,574			890,575			898,641

Shareholders' equity	65,705			65,596			69,500

Total Liabilities and Shareholders' Equity	$921,279			$956,171			$968,141

Net interest income		$25,261			$24,153			$25,426

Interest margin			2.92%			2.68%			2.80%
Interest spread			2.65%			2.41%			2.55%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the years ended December 31, 2021 to 2020 and December 31, 2020 to 2019.

	Year ended December 31,			Year ended December 31,
	2021 compared to 2020			2020 compared to 2019
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$(3,816)	$(1,904)	$(5,720)	$(744)	$(3,989)	$(4,733)
Investments	1,252	(964)	288	97	(358)	(261)
Cash equivalents and other	36	(156)	(120)	82	(829)	(747)

Total interest earning assets	(2,528)	(3,024)	(5,552)	(565)	(5,176)	(5,741)

Interest bearing liabilities:
Deposit	(2,762)	(4,149)	(6,911)	(1,366)	(3,465)	(4,831)
Borrowings	58	257	315	(35)	531	496
Senior notes	(2)	-	(2)	-	-	-
Subordinated debt	-	(58)	(58)	-	(127)	(127)
Note payable and other	(4)	-	(4)	(6)	-	(6)

Total interest bearing liabilities	(2,710)	(3,950)	(6,660)	(1,407)	(3,061)	(4,468)

Net interest income	$182	$926	$1,108	$842	$(2,115)	$(1,273)

RESULTS OF OPERATIONS

A discussion regarding the financial condition and results of operations for fiscal 2021 compared to fiscal 2020 is presented below. Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2020 and fiscal 2019 that are not included in this Form 10-K can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 30, 2021.

Comparison of Results of Operations for the years 2021 and 2020

For the year ended December 31, 2021, the Company recorded net income of $5.1 million ($1.29 basic and diluted earnings per share) compared to net loss of $3.8 million ($0.97 basic and diluted loss per share) for the year ended December 31, 2020.

Pre-tax income was $5.0 million for the year ended December 31, 2021, compared to pre-tax loss of $4.2 million for the year ended December 31, 2020. Significant variances are summarized below and discussed in detail subsequently:

•	Interest and dividend income decreased $5.5 million;
•	Interest expense decreased $6.7 million;
•	Net interest income increased $1.1 million;
•	Provision for loan losses decreased $2.7 million;
•	Non-interest income increased $2.4 million; and
•	Non-interest expense decreased $2.9 million.

Net interest income

Net interest income is the difference between interest income on interest earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

For the year ended December 31, 2021, interest income decreased to $32.4 million, as compared to $37.9 million for the year ended December 31, 2020, which was primarily attributable to a decrease of $86.3 million in average loan balances, along with a decline in rates earned on loans reflecting the decline in interest rates during 2021.

For the year ended December 31, 2021, total interest expense decreased to $7.1 million, as compared to $13.8 million for the year ended December 31, 2020, primarily due to a decrease in average deposits balance of $116.4 million. The decline in deposit interest expense reflects a change in the composition of deposits as higher cost brokered deposits were allowed to mature without replacement to match the overall decline in average earning assets. In addition, retail deposit rates declined as market rates declined nationally as well as in Patriot’s local retail deposit market.

Net interest income for the years ended December 31, 2021 and 2020 was $25.3 million and $24.2 million, respectively. The Bank’s net interest margin showed improvement, which increased to 2.9% for the year ended December 31, 2021, compared with 2.7% for the year ended December 31, 2020.

(Credit) Provision for loan losses

For the year ended December 31, 2021, the Bank recorded a credit for loan losses of $500,000 as a result of the improvements in the economy and in classified loans in 2021. For the year ended December 31, 2020, a provision for loan losses of $2.2 million was recorded. The provision for loan losses in 2020 was primarily due to a $900,000 loan charge-off on a single borrower and additional reserves attributable to the COVID-19 pandemic.

Non-interest income

For the year ended December 31, 2021, non-interest income increased to $4.4 million, as compared to $2.0 million in 2020. The increase was primarily attributable to net realized gains on sale of SBA loans totaled $1.8 million.

Non-interest expense

For the year ended December 31, 2021, non-interest expense decreased to $25.2 million, as compared to $28.1 million for 2020. The decrease in non-interest expenses was primarily driven by the Employee Retention Credits of $2.9 million recognized during 2021. In the fourth quarter of 2021, the Company recorded material, non-recurring project expenses of $1.9 million in connection with the proposed merger transaction with American Challenger.

Pending acquisition

On November 14, 2021, the Company and American Challenger entered into a merger agreement, which was subsequently amended on January 28, 2022 and February 28, 2022, under which American Challenger will merge with and into PNBK. Following the Merger, Patriot Bank will adopt a consolidated business plan and will operate as one company with two divisions. The Patriot Division will continue to operate under the existing business model. The American Challenger Division will execute the high-growth component of the business plan. In connection with the Merger, the Company incurred $1.9 million of project expenses for the year ended December 31, 2021.

The pending acquisition is subject to several material conditions including obtaining regulatory and shareholder approval.

Other financial measures and ratios:

	As of and for the year ended December 31,
	2021	2020	2019

Return on average assets	0.55%	(0.40)%	(0.29)%
Return on average equity	7.75%	(5.82)%	(4.05)%
Average equity to average assets	7.13%	6.86%	7.18%

We derived the selected balance sheet measures as of December 31, 2021, 2020 and 2019 and the selected statement of income measures for the years ended December 31, 2021, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this annual report. Average balances have been computed using daily averages.

Selected Quarterly Financial Data:

The following tables present the summarized quarterly results of operations (unaudited) to the Consolidated Financial Statements for the calendar years 2021 and 2020:

(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021:
Interest and dividend income	$8,111	$7,767	$7,960	$8,513
Interest expense	1,985	1,829	1,670	1,606
Net interest income	6,126	5,938	6,290	6,907
Provision for loan losses	-	-	(300)	(200)
Non-interest income	442	753	923	2,305	(1)
Non-interest expense	5,395	5,286	5,711	8,779	(2)
Income before income taxes	1,173	1,405	1,802	633
Provision (benefit) for income taxes	319	383	479	(1,262)	(3)
Net income	$854	$1,022	$1,323	$1,895	(4)

Earnings per share
Basic	$0.22	$0.26	$0.34	$0.48	(5)
Diluted	$0.22	$0.26	$0.34	$0.48	(5)

Weighted average shares outstanding - Basic	3,943,580	3,946,544	3,947,284	3,948,069
Weighted average shares outstanding - Diluted	3,945,120	3,957,895	3,948,425	3,952,251

(1)	During the fourth quarter of 2021, the increase in non-interest income was primarily attributable to gains from sales of SBA loans totaled $1.5 million.

(2)

During the fourth quarter of 2021, Patriot announced a merger transaction with American Challenger. As a result of the proposed merger transaction, material, non-recurring acquisition-related expenses of $1.9 million were incurred for the quarter ended December 31, 2021. The increase in project expenses had the effect of reducing pre-tax income for the fourth quarter of 2021 from $2.5 million to $633,000.

(3)

In the fourth quarter of 2021, the benefit for income taxes includes a full reversal of valuation allowance for deferred tax assets of $1.9 million recorded in 2020, which reduced the provision for income tax of $1.9 million.

(4)	Due to significant changes above, the net income was increased from $1.8 million to $1.9 million for the fourth quarter of 2021.

(5)

The sum of Earnings (loss) per share - Basic and Diluted of each of the quarters in the year ended December 31, 2021 does not agree to the amount of Basic and Diluted earnings per share presented on the Consolidated Statement of Operations for the year ended December 31, 2021, due to the impact of rounding to the nearest cent on the amount of Earnings per share - Basic and Diluted for the three months ended December 31, 2021 (i.e., the "Fourth Quarter").

(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020:
Interest and Dividend Income	$10,722	$9,603	$9,031	$8,547
Interest expense	4,399	3,916	3,125	2,310
Net Interest Income	6,323	5,687	5,906	6,237
Provision for loan losses	804	910	85	371
Non-interest income	421	389	704	465
Non-interest expense	7,371	6,890	6,618	7,239
Income before income taxes	(1,431)	(1,724)	(93)	(908)
(Benefit) provision for income taxes	(359)	(446)	(6)	474
Net loss	$(1,072)	$(1,278)	$(87)	$(1,382)

Earnings per share
Basic	$(0.27)	$(0.32)	$(0.02)	$(0.35)	(6)
Diluted (7)	$(0.27)	$(0.32)	$(0.02)	$(0.35)	(6)

Weighted average shares outstanding - Basic	3,931,388	3,935,109	3,935,898	3,937,112
Weighted average shares outstanding - Diluted	3,931,388	3,935,109	3,935,898	3,937,112

(6)

The sum of Earnings (loss) per share - Basic and Diluted of each of the quarters in the year ended December 31, 2020 does not agree to the amount of Basic and Diluted earnings per share presented on the Consolidated Statement of Operations for the year ended December 31, 2020, due to the impact of rounding to the nearest cent on the amount of Earnings per share - Basic and Diluted for the three months ended December 31, 2020 (i.e., the "Fourth Quarter").

(7)

The weighted average diluted shares outstanding did not include 10,112, 15,587, 13,093, and 5,721 anti-dilutive restricted common shares as of March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, the Company’s balance sheet liquidity was $108.4 million, which was 11.4% to total assets of $948.5 million. At December 31, 2020, the balance sheet liquidity was $79.5 million, which was 9.0% to total assets of $880.7 million. Liquidity including readily available off-balance sheet funding sources was 21.7% at December 31, 2021 compared to 21.7% at December 31, 2020.

The following categories of assets are considered balance sheet liquidity: cash and due from banks, federal funds sold (if any), short-term investments (if any), unpledged available-for-sale securities, and loans held for sale. In addition, off-balance sheet funding sources include collateral based borrowing available from the FHLB, and correspondent bank borrowing lines.

Liquidity is a measure of the Company’s ability to generate adequate cash to meet its financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts. Management believes the Company’s liquid assets provide sufficient coverage to satisfy loan demand, cover potential fluctuations in deposit accounts, and to meet other anticipated operational cash requirements for next 12 months and beyond.

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). At December 31, 2021, the outstanding advances from the FHLB-B aggregated $90.0 million. The additional borrowing capacity available from FHLB-B is $75.6 million, which is comprised of $73.6 million of advances and a $2.0 million overnight line of credit. Additionally, the Bank retains a collateralized borrowing line with the Federal Reserve Bank which totaled $25.1 million at December 31, 2021.

As of December 31, 2021, the maturities of Patriot’s contractual obligations are as follows:

(In thousands)	Contractual Obligations Due
Contractual Obligation Category	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Certificates of deposit	$133,021	$52,405	$10,404	$-	$195,830
Brokered deposits	15,023	1,744	249	-	17,016
Federal Home Loan Bank borrowings	-	90,000	-	-	90,000
Senior notes	12,000	-	-	-	12,000
Subordinated debt	-	-	-	10,000	10,000
Junior subordinated debt	-	-	-	8,248	8,248
Note payable	206	585	-	-	791
Operating lease obligations	541	987	628	1,082	3,238

Total contractual obligations	$160,791	$145,721	$11,281	$19,330	$337,123

Management manages its capital resources by seeking to maintain a capital structure that will ensure an adequate level of capital to support anticipated asset growth and absorb potential losses while effectively leveraging capital to enhance profitability and return to shareholders. Due to prior year losses, dividends have not been paid to shareholders over the most recent three year period, but may resume in future periods with a return to consistent profitability.

The primary source of liquidity at the Company is returns of capital from the Bank. These capital returns are subject to OCC approval and are needed periodically to provide funds needed to service debt payments at the Company. Return of Capital payments from the Bank to the Company totaled $500,000 for the year ended December 31, 2021, $2.0 million for the year ended December 31, 2020, and none for the year ended December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank’s off-balance sheet commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2021 and 2020, the Bank’s off-balance sheet commitments were $127.0 million and $122.4 million, respectively.

REGULATORY CAPITAL REQUIREMENTS

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk-based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. In September 2021, the Bank adopted the CBLR framework. The Bank’s Tier 1 leverage ratio as of December 31, 2021 and 2020 was 9.9% and 9.8%, respectively, which is above the well-capitalized required level of 9.0%.

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

The tables below set forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases. The analyses indicate the rate risk embedded in the Company’s portfolio at the dates indicated should all interest rates instantaneously rise or fall. The results of these changes are added to or subtracted from the base case; however, there are certain limitations to these types of analyses. Rate changes are rarely instantaneous, and these analyses may therefore overstate the impact of short-term repricing. As a result of the historically low interest rate environment, the calculated effects of the 100 and 200 basis point downward shocks cannot absolutely reflect the risk to earnings and equity, since the interest rates on certain balance sheet items have approached their minimums. Therefore, it is not possible for the analyses to fully measure the true impact of these downward shocks.

(In thousands)
	Net Portfolio Value - Performance Summary
	As of December 31, 2021			As of December 31, 2020
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$116,941	$(15,137)	(11.5)	$111,300	$2,524	2.3
+100	126,152	(5,926)	(4.5)	110,657	1,881	1.7
BASE	132,078	-	-	108,776	-	-
-100	135,803	3,725	2.8	112,229	3,453	3.2
-200	134,277	2,199	1.7	129,821	21,045	19.3

(In thousands)	Net Interest Income - Performance Summary
	December 31, 2021			December 31, 2020
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$31,521	$45	0.1	$28,959	$1,926	7.1
+100	31,575	99	0.3	27,946	913	3.4
BASE	31,476	-	-	27,033	-	-
-100	31,587	111	0.4	27,162	129	0.5
-200	31,548	72	0.2	27,215	182	0.7

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

ITEM 8. Financial Statements and Supplementary Data

The Financial Statements required by this item are presented in the order shown below:

-	Report of Independent Registered Public Accounting Firm (PCAOB ID:49)
-	Consolidated Balance Sheets as of December 31, 2021 and 2020
-	Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2021
-	Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three-year period ended December 31, 2021
-	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2021
-	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2021
-	Consolidated Supplemental Statements of Non-Cash Activity for each of the years in the three-year period ended December 31, 2021
-	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Patriot National Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Qualitative Adjustments to the Allowance for Loan and Lease Losses

As described in Notes 1 and 4 of the consolidated financial statements, the Company’s allowance for loan and lease losses (allowance) totaled $9.9 million as of December 31, 2021. The recorded allowance was established based on an allowance of $7.6 million related to loans collectively evaluated for impairment and on an allowance of $2.3 million relating to loans individually evaluated for impairment as of December 31, 2021.

For loans that are collectively evaluated for impairment, the Company segregates loans into pools based on homogeneous risk characteristics. The non-specific allowance is established through historical loss experience of the loan pools over their respective loss emergence periods adjusted for qualitative factors. The qualitative factors are additional reserves applied to the segmented loan pools to reflect the inherent risk of loss that exists in the portfolio as of the balance sheet date. The Company has determined qualitative factors to include: 1) changes in lending policies and procedures including underwriting standards, collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments; 3) changes in the nature and volume of the portfolio and in the terms of loans; 4) changes in the experience, ability, and depth of lending management and staff; 5) changes in the volume and loss severity of past due loans, the volume of non-accrual loans, and the volume and loss severity of adversely classified or graded loans; 6) changes in the quality of the Company’s loan review system; 7) changes in the value of underlying collateral for collateral-dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and 9) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in its current loan portfolio. Evaluation of the allowance, in particular the qualitative factor adjustments, requires considerable judgment in order to adequately estimate and provide for the risk of loss inherent in the loan portfolio segments.

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

Goodwill Impairment Assessment

As described in Notes 1 and 8 of the consolidated financial statements, the Company’s goodwill balance totaled $1.1 million as of December 31, 2021. The Company performs a goodwill impairment test annually as of October 31, or whenever certain triggering events occur or there are circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount are identified. Management estimates the fair value of the reporting unit by considering multiple valuation techniques, which include subjective assumptions about the future cash flows of the Company, assumptions within the capitalization rate, valuation multiples, and market data used.

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

Our audit procedures related to goodwill impairment assessment included the following for the impairment test performed for the year:

-	We evaluated management’s process for developing the fair value estimates of the reporting unit, including an assessment of the appropriateness of the valuation techniques used.

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

Realizability of the Deferred Tax Assets

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company has recorded $12.1 million in deferred tax assets and released a valuation allowance of $1.9 million as of and for the period ending December 31, 2021. Management applied significant judgment in assessing the positive and negative evidence available in the determination of the amount of deferred tax assets that were more-likely-than-not to be realized in the future. In evaluating the need or lack of need, for a valuation allowance, management considered the weighting of the positive and negative evidence, which included, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, forecasts of future profitability, the duration of statutory carryforward periods, as well as the Company’s intent and ability to implement tax strategies.

We identified the realizability of deferred tax assets as a critical audit matter because of the significant assumptions and judgments used by management in determining the amount of deferred tax assets that were more-likely-than-not to be realized in the future, which in turn led to a high degree of auditor judgment and subjectivity in applying procedures relating to assessing the positive and negative evidence considered by management. Additionally, there was significant audit effort necessary in evaluating the weighting of the positive and negative evidence, including the use of internal professionals with specialized skill and knowledge in the field of income tax accounting.

Our audit procedures related to the realizability of the Company’s deferred tax assets included the following, among others:

-

We obtained an understanding and evaluated management’s process over the assessment of the realizability of deferred tax assets, including how it incorporates positive and negative evidence into its evaluation.

-

We evaluated the positive and negative evidence in assessing whether the deferred tax assets are more-likely-than-not to be realized in the future, including evaluating the trends of both the historical financial results and the projected sources of taxable income.

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

-

We evaluated the Company’s consideration of cumulative pre-tax losses and the deferred tax position in assessing whether deferred tax assets were more-likely-than-not to be realized in the future, which included:

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

Hartford, Connecticut

March 24, 2022

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2021	2020

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$3,264	$3,006
Interest bearing deposits	43,781	31,630
Total cash and cash equivalents	47,045	34,636
Investment securities:
Available-for-sale securities, at fair value	94,341	49,262
Other investments, at cost	4,450	4,450
Total investment securities	98,791	53,712

Federal Reserve Bank stock, at cost	2,843	2,783
Federal Home Loan Bank stock, at cost	4,184	4,503
Loans receivable (net of allowance for loan losses: 2021: $9,905 and 2020: $10,584)	729,583	719,596
Loans held for sale	3,129	1,217
Accrued interest and dividends receivable	5,822	6,620
Premises and equipment, net	31,500	33,423
Other real estate owned	-	1,906
Deferred tax asset	12,146	11,496
Goodwill	1,107	1,107
Core deposit intangible, net	296	343
Other assets	12,035	9,387
Total assets	$948,481	$880,729

Liabilities
Deposits:
Noninterest bearing deposits	$226,713	$158,676
Interest bearing deposits	521,849	526,980
Total deposits	748,562	685,656

Federal Home Loan Bank and correspondent bank borrowings	90,000	90,000
Senior notes, net	12,000	11,927
Subordinated debt, net	9,811	9,782
Junior subordinated debt owed to unconsolidated trust, net	8,119	8,110
Note payable	791	994
Advances from borrowers for taxes and insurance	1,101	3,786
Accrued expenses and other liabilities	10,753	7,255
Total liabilities	881,137	817,510

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; As of December 31, 2021: 4,030,233 shares issued; 3,956,492 shares outstanding; As of December 31, 2020: 4,017,313 shares issued; 3,943,572 shares outstanding;	106,479	106,329
Accumulated deficit	(37,498)	(42,592)
Accumulated other comprehensive loss	(1,637)	(518)
Total shareholders' equity	67,344	63,219
Total liabilities and shareholders' equity	$948,481	$880,729

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020	2019

Interest and Dividend Income
Interest and fees on loans	$30,115	$35,835	$40,568
Interest on investment securities	1,924	1,460	1,667
Dividends on investment securities	223	399	453
Other interest income	89	209	956
Total interest and dividend income	32,351	37,903	43,644

Interest Expense
Interest on deposits	2,243	9,154	13,985
Interest on Federal Home Loan Bank borrowings	2,986	2,671	2,175
Interest on senior debt	913	915	915
Interest on subordinated debt	933	991	1,118
Interest on note payable and other	15	19	25
Total interest expense	7,090	13,750	18,218

Net interest income	25,261	24,153	25,426

(Credit) provision for loan losses	(500)	2,170	4,971

Net interest income after (credit) provision for loan losses	25,761	21,983	20,455

Non-interest Income
Loan application, inspection and processing fees	257	223	113
Deposit fees and service charges	251	321	492
Gains on sales of loans	1,886	566	891
Rental income	543	523	589
Gain on sale of investment securities	76	-	-
Other income	1,410	346	398
Total non-interest income	4,423	1,979	2,483

Non-interest Expense
Salaries and benefits	11,089	14,323	13,681
Occupancy and equipment expense	3,430	3,513	3,521
Data processing expense	1,451	1,571	1,463
Professional and other outside services	3,155	2,828	3,010
Project expenses, net	1,882	818	465
Advertising and promotional expense	235	454	380
Loan administration and processing expense	134	174	155
Regulatory assessments	907	1,477	1,233
Insurance expense, net	280	285	136
Communications, stationary and supplies	604	476	518
Other operating expense	2,004	2,199	2,092
Total non-interest expense	25,171	28,118	26,654

Income (loss) before income taxes	5,013	(4,156)	(3,716)

Benefit for income taxes	(81)	(337)	(899)

Net income (loss)	$5,094	$(3,819)	$(2,817)

Basic earnings (loss) per share	$1.29	$(0.97)	$(0.72)
Diluted earnings (loss) per share	$1.29	$(0.97)	$(0.72)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)	Year Ended December 31,
	2021	2020	2019

Net income (loss)	$5,094	$(3,819)	$(2,817)

Other comprehensive (loss) income
Unrealized holding (loss) gain on securities	(1,432)	(155)	571
Income tax effect	369	40	(148)
Reclassification for realized gain on sale of investment securities	(76)	-	-
Income tax effect	20	-	-
	(1,119)	(115)	423
Derivative instruments:
Unrealized holding gain on cash flow hedge	149	-	-
Income tax effect	(39)	-	-
Reclassification adjustement for net gain included in net income	(149)	-	-
Income tax effect	39	-	-
	-	-	-

Total other comprehensive (loss) income	(1,119)	(115)	423

Comprehensive income (loss)	$3,975	$(3,934)	$(2,394)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2019	3,910,674	$105,956	$(35,790)	$(826)	$69,340
Comprehensive (loss) income:
Net loss	-	-	(2,817)	-	(2,817)
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	423	423
Total comprehensive (loss) income	-	-	(2,817)	423	(2,394)
Common stock dividends	-	-	(155)	-	(155)
Share-based compensation expense	-	214	-	-	214
Transition adjustment related to adoption of ASC 842, net of tax	-	-	(11)	-	(11)
Vesting of restricted stock	19,995	-	-	-	-
Balance at December 31, 2019	3,930,669	$106,170	$(38,773)	$(403)	$66,994
Comprehensive loss:
Net loss	-	-	(3,819)	-	(3,819)
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(115)	(115)
Total comprehensive loss	-	-	(3,819)	(115)	(3,934)
Share-based compensation expense	-	159	-	-	159
Vesting of restricted stock	12,903	-	-	-	-
Balance at December 31, 2020	3,943,572	$106,329	$(42,592)	$(518)	$63,219
Comprehensive income (loss):
Net income	-	-	5,094	-	5,094
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(1,119)	(1,119)
Total comprehensive income (loss)	-	-	5,094	(1,119)	3,975
Share-based compensation expense	-	150	-	-	150
Vesting of restricted stock	12,920	-	-	-	-
Balance at December 31, 2021	3,956,492	$106,479	$(37,498)	$(1,637)	$67,344

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$5,094	$(3,819)	$(2,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and accretion of investment premiums and discounts, net	267	269	7
Amortization and accretion of purchase loan premiums and discounts, net	2,087	816	997
Amortization of debt issuance costs	111	112	112
Amortization of core deposit intangible	47	74	75
Amortization of servicing assets of sold SBA loans	67	22	16
Impairment of intangible assets	-	206	-
Purchase price adjustment expense related to acquisition activity	-	556	-
(Credit) provision for loan losses	(500)	2,170	4,971
Depreciation and amortization	1,521	1,505	1,600
Gain on sales of available-for-sale securities	(76)	-	-
Gain on sale of premises and equipment	(550)	-	-
Share-based compensation	150	159	214
Increase in deferred income taxes, net	(261)	(323)	(1,136)
Originations of SBA loans held for sale	(16,574)	(2,049)	(26,947)
Proceeds from sale of SBA loans held for sale	16,267	12,160	12,556
Gains on sale of SBA loans held for sale, net	(1,886)	(566)	(891)
Net (gain) loss on sale and write-down of other real estate owned	(2)	69	94
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	798	(3,017)	163
Increase in other assets	(2,124)	(331)	(1,180)
Increase (decrease) in accrued expenses and other liabilities	3,160	(1,732)	251
Net cash provided by (used in) operating activities	7,596	6,281	(11,915)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	77,690	-	6,500
Principal repayments on available-for-sale securities	11,667	9,879	3,893
Purchases of available-for-sale securities	(136,135)	(11,248)	(18,072)
Proceeds from maturity of other investments	-	-	513
(Purchases) redemptions of Federal Reserve Bank stock	(60)	114	(31)
Redemptions (purchases) of Federal Home Loan Bank stock	319	(26)	451
Decrease in originated loans receivable, net	77,710	116,635	18,728
Purchases of loans receivable	(89,338)	(32,785)	(54,604)
Purchases of premises and equipment	(430)	(70)	(552)
Proceeds from sale of premises and equipment	1,464	-	-
Proceeds from sale of other real estate owned	1,908	425	897
Refund of escrow deposit related to acquisition activity	-	-	500
Net cash (used in) provided by investing activities	(55,205)	82,924	(41,777)

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net	62,906	(133,877)	26,254
Purchases of deposits	-	49,998	-
Repayments of FHLB borrowings	-	(10,000)	-
Principal repayments of note payable	(203)	(199)	(195)
(Increase) decrease in advances from borrowers for taxes and insurance	(2,685)	105	755
Dividends paid on common stock	-	-	(155)
Net cash provided by (used in) financing activities	60,018	(93,973)	26,659

Net increase (decrease) in cash and cash equivalents	12,409	(4,768)	(27,033)

Cash and cash equivalents at beginning of period	34,636	39,404	66,437

Cash and cash equivalents at end of period	$47,045	$34,636	$39,404

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)	Year Ended December 31,
	2021	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,210	$15,037	$17,740
Cash paid (refund) for income taxes, net	$140	$(659)	$22

Non-cash transactions:
Increase in premises and equipment	$10	$290	$181
Reclass of premises and equipment to implementation cost	$52	$-	$-
Increase in accrued expense and other liabilities	$(62)	$(290)	$(181)

Purchases of available-for-sale securities	$-	$-	$578
Increase in accrued expense and other liabilities	$-	$-	$(578)

Transfers of loans receivable to other real estate owned	$-	$-	$446

Transfers of SBA loans held for sale to loans receivable	$281	$9,542	$-

Transfers of loans receivable to loans held for sale	$-	$5,022	$-

Operating lease right-of-use assets	$373	$40	$3,160
Operating lease liabilities	$(373)	$(40)	$(3,364)

Accrued rent payable - adoption ASC 842	$-	$22	$93

Capitalized servicing assets	$335	$137	$180

(Decrease) increase in interest rate swaps assets	$(449)	$493	$-
Decrease (increase) in interest rate swaps liabilities	$449	$(493)	$-

Deferred cost related to capital raise	$825	$-	$-
Accrued expense related to capital raise	$825	$-	$-

Business Combination Non-Cash Disclosures:
Contingent liability assumed in business combination	$-	$-	$621
Decrease in escrow deposit related to acquisition activity	$-	$(657)	$-
Decrease in liabilities related to acquisition activity	$-	$15	$-
Decrease in contingent consideration related to acquisition activity	$-	$86	$-

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

Patriot National Bancorp, Inc. (the "Company" or "PNBK"), a Connecticut corporation, is a bank holding company that was organized in 1999. Patriot Bank, N.A. (the "Bank") (collectively, “Patriot”) is a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, seven branch offices in Connecticut and two branch offices in New York. The Bank's customers are concentrated in Fairfield and New Haven Counties in Connecticut and Westchester County in New York.

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

Significant Changes in the Fourth Quarter of 2021:

During the fourth quarter of 2021, Patriot announced a merger transaction with American Challenger Development Corp. (“American Challenger”). As a result of the proposed merger transaction, material, non-recurring acquisition-related expenses of $1.9 million were incurred for the quarter ended December 31, 2021. The increase in project expenses had the effect of reducing pre-tax income for the fourth quarter of 2021 from $2.5 million to $633,000. In addition, the Company fully reversed the valuation allowance of $1.9 million recorded as of December 31, 2020, which had effect of reducing the provision for income tax of $1.9 million. The net income was increased from $1.8 million to $1.9 million for the fourth quarter of 2021.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

Included in the Bank’s investment portfolio are shares in the FHLB-B and FRB of $7.0 million and $7.3 million as of December 31, 2021 and 2020, respectively. Management has evaluated its investment in the capital stock of the FHLB-B and FRB for impairment, based on the aforementioned criteria, and has determined that as of December 31, 2021 and 2020 there is no impairment of its investment in either the FHLB-B or FRB.

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

At December 31, 2021 and 2020, the Bank’s investment portfolio includes a $4.5 million investment in the Solomon Hess SBA Loan Fund (“SBA Fund”). The Bank uses this investment to satisfy its Community Reinvestment Act lending requirements. At December 31, 2021 and 2020, the investment in the SBA Fund is reported in the consolidated balance sheets at cost, which management believes approximates fair value.

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

Patriot’s real estate loans are collateralized by real estate located principally in Fairfield and New Haven Counties in Connecticut, and Westchester County and New York City in New York. Accordingly, the ultimate collectability of a substantial portion of Patriot’s loan portfolio is susceptible to regional real estate market conditions.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

In response to the COVID-19 pandemic, financial institutions were provided relief from certain TDR accounting and disclosure requirements for qualifying loan modifications through the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Specifically, Section 4013 of the CARES Act, which was extended by the Consolidated Appropriations Act, 2021, provided temporary relief from certain GAAP requirements for loan modifications related to COVID-19. In addition, a group of banking regulatory agencies issued a revised Interagency Statement that offered practical expedients for evaluating whether COVID-19 loan modifications were TDRs.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

The refining in methodology resulted in better alignment of the credit characteristics of the various risk grades and loan types with the calculated allowance, and did not have any impact on the provision for the year ended December 31, 2021.

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

(2)

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into homogeneous risk characteristics, primarily loan type. Management applies an estimated loss rate to each pool of homogeneous loans. The loss rates applied are based on Patriot’s three-year loss LBP adjusted, as appropriate, for the factors discussed above. The evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions. Actual loan losses may be more or less than the ALLL management established which could have an effect on Patriot’s financial results.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

In underwriting a loan secured by real property, a property appraisal is required to be performed by an independent licensed appraiser that has been approved by Patriot’s Board of Directors. Appraisals are subject to review by independent third parties hired by Patriot. All appraisals are reviewed by qualified independent parties to the firm preparing the appraisals. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. Additionally, the Bank hires an outside engineering consultant perform the inspection on properties and Management reviews and inspection reports before disbursing funds, during the term of a construction loan.

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

Loans Held for Sale

Loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. Patriot originates loans to customers under the SBA program that historically has provided for SBA guarantees of 75% of the principal balance of each loan. As a result of the pandemic, in 2021, the SBA increased the guaranteed percentage to 90% during one of the rounds of stimulus. As of October 1, 2021, the guaranteed percentage reverted back to 75% of the loan. Patriot generally sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the unguaranteed portion in its portfolio. The amount of loan origination fees is included in the carrying value of loans sold and in the calculation of the gain or loss on the sale. When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets, less the discount of the retained portion of the loan are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

Derivatives Not Designated in Hedge RelationshipsPatriot enters into interest rate swap agreements (“swaps”), to provide a facility to mitigate for the borrower the fluctuations in the variable rate on the respective loan. The customer swaps are simultaneously hedge by offsetting derivatives that Patriot entered into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. These swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and net operating loss carry-forwards that do not begin to expire until the year 2030. As of December 31, 2021, based upon this evidence, management fully reversed the valuation allowance of $1.9 million recorded at December 31, 2020. See Note 14 for more information on the deferred tax valuation allowance.

Management will continue to evaluate its ability to realize the net deferred tax asset. Future evidence may indicate that it is more likely than not that a portion of the net deferred tax asset will not be realized at which point the valuation allowance may need to be increased.

Patriot had a net deferred tax asset of $12.1 million at December 31, 2021 as compared to a net deferred tax asset of $11.5 million at December 31, 2020.

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

Patriot’s returns for tax years 2018 through 2021 are subject to examination by the Internal Revenue Service (“IRS”) for U.S. Federal tax purposes and, for State tax purposes, by the Department of Revenue Services for the State of Connecticut and the State of New York Department of Taxation and Finance.

As of December 31, 2021 and 2020, the Bank did not record any uncertain tax position (“UTP”). Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

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

Segment reporting

Patriot’s only business segment is Community Banking. During the years ended December 31, 2021, 2020 and 2019, this segment represented all the revenues and income of Patriot.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Project expenses

Project expenses represent non-recurring expenses, primarily legal and consulting not directly related to the core business of Community Banking. In 2021, the project expenses consist of material non-recurring costs of $1.9 million related to the pending merger with American Challenger. In 2020, the project expenses consist of an adjustment of goodwill after measurement period of the Prime acquisition in May 2018. In 2019, the project expenses principally were the result of third-party costs related to a formal written agreement (the “Formal Agreement”) with the OCC entered in November 2018, and of a non-recurring nature and primarily consultants and legal. In prior years, the expenses were primarily for merger, tax analysis strategy and planning.

Employee Retention Credit

The CARES Act also provided for an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers for 2020. In 2021, the tax credit is up to $7,000 for each quarter, equal to 70% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee per quarter. The Company adopted a policy to recognize the employee retention credit when earned and to recognize the credit as a reduction to compensation and benefits expense on the Company’s consolidated statements of operations. Accordingly, the Company recorded an employee retention credit of $2.9 million for the year ended December 31, 2021, which is included in salaries and benefits non-interest expense on the consolidated statements of operations.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted During 2021

Effective January 1, 2021, the following new Accounting Standards Updates (ASUs) were adopted by the Company:

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

Federal Reserve System regulations require depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks. The Board of Governors of the Federal Reserve System generally makes annual adjustments to the tiered cash reserve requirements. In March of 2020, the Federal Reserve Bank eliminated reserve requirements for all depository institution. Therefore, the Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements as of December 31, 2021 and 2020.

Note 3.	Available-for-sale securities

At December 31, 2021 and 2020, the amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of available-for-sale securities was as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2021:
U. S. Government agency and mortgage-backed securities	$67,850	$24	$(1,245)	$66,629
Corporate bonds	17,754	118	(951)	16,921
Subordinated notes	4,608	35	(17)	4,626
SBA loan pools	5,772	-	(169)	5,603
Municipal bonds	563	1	(2)	562
	$96,547	$178	$(2,384)	$94,341

December 31, 2020:
U. S. Government agency and mortgage-backed securities	$16,719	$131	$(17)	$16,833
Corporate bonds	18,014	260	(984)	17,290
Subordinated notes	9,036	97	(128)	9,005
SBA loan pools	5,627	-	(60)	5,567
Municipal bonds	564	3	-	567
	$49,960	$491	$(1,189)	$49,262

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following table presents available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of December 31, 2021 and 2020:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
December 31, 2021:
U. S. Government agency and mortgage-backed securities	$60,606	$(1,196)	$1,610	$(49)	$62,216	$(1,245)
Corporate bonds	15,042	(951)	-	-	15,042	(951)
Subordinated notes	-	-	1,092	(17)	1,092	(17)
SBA loan pools	5,603	(169)	-	-	5,603	(169)
Municipal bonds	406	(2)	-	-	406	(2)
	$81,657	$(2,318)	$2,702	$(66)	$84,359	$(2,384)

December 31, 2020:
U. S. Government agency and mortgage-backed securities	$5,797	$(14)	$1,476	$(3)	$7,273	$(17)
Corporate bonds	-	-	13,015	(984)	13,015	(984)
Subordinated notes	1,878	(122)	1,103	(6)	2,981	(128)
SBA loan pools	1,533	(12)	4,034	(48)	5,567	(60)
	$9,208	$(148)	$19,628	$(1,041)	$28,836	$(1,189)

At December 31, 2021 and 2020, thirty-two of thirty-nine and twenty-two of thirty-seven available-for-sale securities had unrealized losses with an aggregate depreciation of 2.7% and 4.0% from amortized cost, respectively.

Management believes that none of the losses on available-for-sale securities noted above constitute OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, subordinated notes, corporate debt, and municipal bonds. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. SBA government guaranteed loan pools securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of December 31, 2021.

As of December 31, 2021 and 2020, available-for-sale securities of $36.6 million and $6.1 million were pledged primarily to secure municipal deposits, respectively. The securities were pledged to the Federal Reserve Bank (“FRB”).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at December 31, 2021 and 2020. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
December 31, 2021:
Corporate bonds	$17,754	$-	$-	$17,754	$16,921	$-	$-	$16,921
Subordinated notes	-	4,608	-	4,608	-	4,626	-	4,626
SBA loan pools	-	-	5,772	5,772	-	-	5,603	5,603
Municipal bonds	-	563	-	563	-	562	-	562
Available-for-sale securities with stated maturity dates	17,754	5,171	5,772	28,697	16,921	5,188	5,603	27,712
U. S. Government agency and mortgage-backed securities	13,876	-	53,974	67,850	13,835	-	52,794	66,629
	$31,630	$5,171	$59,746	$96,547	$30,756	$5,188	$58,397	$94,341

December 31, 2020:
Corporate bonds	$4,014	$14,000	$-	$18,014	$4,274	$13,016	$-	$17,290
Subordinated notes	2,000	7,036	-	9,036	2,003	7,002	-	9,005
SBA loan pools	1,921	3,706	-	5,627	1,899	3,668	-	5,567
Municipal bonds	-	564	-	564	-	567	-	567
Available-for-sale securities with stated maturity dates	7,935	25,306	-	33,241	8,176	24,253	-	32,429
U. S. Government agency and mortgage-backed securities	3,364	1,466	11,889	16,719	3,363	1,491	11,979	16,833
	$11,299	$26,772	$11,889	$49,960	$11,539	$25,744	$11,979	$49,262

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note 4.	Loan Receivables and Allowance for Loan and Lease Losses

As of December 31, 2021 and 2020, loans receivable, net, consisted of the following:

	December 31,
(In thousands)	2021	2020
Loan portfolio segment:
Commercial Real Estate	$365,247	$282,378
Residential Real Estate	158,591	153,851
Commercial and Industrial	122,810	144,297
Consumer and Other	59,364	67,635
Construction	21,781	66,984
Construction to Permanent - CRE	11,695	15,035
Loans receivable, gross	739,488	730,180
Allowance for loan and lease losses	(9,905)	(10,584)
Loans receivable, net	$729,583	$719,596

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

In May 2018, loans were acquired in connection with the Prime Bank merger. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which was accounted for in accordance with ASC 310-30. The purchased credit impaired (“PCI”) loans presently maintain a carrying value of zero as of December 31, 2021 and 2020. The loans were evaluated for impairment through the periodic reforecasting of expected cash flows.

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

There were no PCI loans transactions in 2021. A summary of changes in the accretable discount for PCI loans for the year ended December 31, 2020 and 2019 follows:

(In thousands)	Year Ended December 31,
	2020	2019
Accretable discount, beginning of period	$(47)	$(792)
Accretion	2	47
Other changes, net	45	698
Accretable discount, end of period	$-	$(47)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The accretion of the accretable discount for PCI loans for the year end December 31, 2020 and 2019 was $2,000 and $47,000, respectively. The other changes represent primarily loans that were either fully paid-off or totally charged off.

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

In 2021 and 2020, Patriot purchased $72.3 million and $17.9 million of residential real estate loans, respectively.

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

Patriot’s syndicated and leveraged loan portfolios totaled $19.6 million and $55.0 million at December 31, 2021 and 2020, respectively. The syndicated and leveraged loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.

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

During 2021, Patriot purchased $17.0 million unsecured consumer loans, and no education loans were purchased. For the year ended December 31, 2020, $14.9 million education loans were purchased.

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

Close of the permanent facility typically occurs when events dictate, such as receipt of a certificate of occupancy and property stabilization, which is defined as cash flow sufficient to support a pre-defined minimum debt coverage ratio and other conditions and covenants particular to the loan. Construction facilities are typically variable rate instruments that, upon conversion to an amortizing mortgage loan, reset to a fixed rate instrument that is the greater of the in-force variable rate plus a predetermined spread over a reference rate (e.g., prime) or a minimum interest rate.

SBA Loans

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2021, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $27.1 million and $21.6 million at December 31, 2021 and 2020, respectively.

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

Paycheck Protection Program loans totaled $919,000 as of December 31, 2021, which are included in the commercial and industrial loan classifications.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for each year in the three-year period ended December 31, 2021:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
As of and for the year ended December 31, 2021
Allowance for loan and lease losses:
December 31, 2020	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584
Charge-offs	(51)	(3)	(212)	(23)	(69)	-	-	(358)
Recoveries	-	3	65	111	-	-	-	179
Provisions (credits)	629	321	(605)	(130)	(592)	(121)	(2)	(500)
December 31, 2021	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905

As of and for the year ended December 31, 2020
Allowance for loan and lease losses:
December 31, 2019	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115
Charge-offs	(1,032)	(24)	(677)	(45)	-	-	-	(1,778)
Recoveries	-	1	70	6	-	-	-	77
Provisions (credits)	1,728	364	(449)	(7)	262	32	240	2,170
December 31, 2020	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584

As of and for the year ended December 31, 2019
Allowance for loan and lease losses:
December 31, 2018	$1,866	$1,059	$3,558	$641	$350	$108	$27	$7,609
Charge-offs	-	(118)	(2,418)	(123)	-	-	-	(2,659)
Recoveries	2	10	172	10	-	-	-	194
Provisions (credits)	1,921	87	3,028	(187)	127	22	(27)	4,971
December 31, 2019	$3,789	$1,038	$4,340	$341	$477	$130	$-	$10,115

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of December 31, 2021 and 2020:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2021
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,567	$3	$722	$-	$-	$-	$-	$2,292
Collectively evaluated for impairment	3,496	1,697	1,810	253	78	41	238	7,613
Total allowance for loan and lease losses	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905

Loans receivable, gross:
Individually evaluated for impairment	$15,704	$2,954	$4,031	$523	$-	$-	$-	$23,212
Collectively evaluated for impairment	349,543	155,637	118,779	58,841	21,781	11,695	-	716,276

Total loans receivable, gross	$365,247	$158,591	$122,810	$59,364	$21,781	$11,695	$-	$739,488

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2020
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,398	$4	$-	$10	$-	$-	$-	$1,412
Collectively evaluated for impairment	3,087	1,375	3,284	285	739	162	240	9,172
Total allowance for loan losses	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584

Loans receivable, gross:
Individually evaluated for impairment	$14,534	$3,962	$4,700	$1,187	$-	$-	$-	$24,383
Collectively evaluated for impairment	267,844	149,889	139,597	66,448	66,984	15,035	-	705,797

Total loans receivable, gross	$282,378	$153,851	$144,297	$67,635	$66,984	$15,035	$-	$730,180

Patriot monitors the credit quality of its loans receivable on an ongoing basis. Credit quality is monitored by reviewing certain indicators, including cash flow from business operations, loan to value ratios, debt service coverage ratios, and credit scores.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Patriot employs a risk rating system as part of the risk assessment of its loan portfolio. At origination, credit officers are required to assign a risk rating to each loan in their portfolio, which is ratified or modified by the Loan Committee to which the loan is submitted for approval. If financial developments occur on a loan in the credit officer’s portfolio of responsibility, the risk rating is reviewed and adjusted, as applicable. In carrying out its oversight responsibilities, the Loan Committee can adjust a risk rating based on available information. In addition, the risk ratings on all commercial loans over $250,000 are reviewed by the Credit Department either annually or biannually, depending upon the amount of the bank’s exposure.

Additionally, Patriot retains an independent third-party loan review expert to perform a quarterly analysis of the results of its risk rating process. The semi-annual review is based on a randomly selected sample of loans within established parameters (e.g., value, concentration), in order to assess and validate the risk ratings assigned to individual loans. Any changes to the assigned risk ratings, based on the semi-annual review, are required to be reported to the Board Audit Committee.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2021.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2021:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$696	$-	$-	$696	$324,858	$325,554	$-	$325,554
Special mention	-	-	-	-	16,625	16,625	-	16,625
Substandard	-	-	-	-	7,364	7,364	15,704	23,068
	696	-	-	696	348,847	349,543	15,704	365,247
Residential Real Estate:
Pass	$-	$-	$-	-	$154,044	154,044	-	154,044
Special mention	-	-	-	-	1,399	1,399	-	1,399
Substandard	-	-	-	-	-	-	3,148	3,148
	-	-	-	-	155,443	155,443	3,148	158,591
Commercial and Industrial:
Pass	$243	$-	$-	243	$114,306	114,549	-	114,549
Special mention	-	-	-	-	1,951	1,951	-	1,951
Substandard	-	-	-	-	2,209	2,209	4,101	6,310
	243	-	-	243	118,466	118,709	4,101	122,810
Consumer and Other:
Pass	$-	$26	$2	28	$59,171	59,199	-	59,199
Substandard	-	-	-	-	23	23	142	165
	-	26	2	28	59,194	59,222	142	59,364
Construction:
Pass	$-	$-	$-	-	$21,781	21,781	-	21,781
	-	-	-	-	21,781	21,781	-	21,781
Construction to Permanent -CRE:
Pass	$-	$-	$-	-	$11,695	11,695	-	11,695
	-	-	-	-	11,695	11,695	-	11,695

Total	$939	$26	$2	$967	$715,426	$716,393	$23,095	$739,488

Loans receivable, gross:
Pass	$939	$26	$2	$967	$685,855	$686,822	$-	$686,822
Special mention	-	-	-	-	19,975	19,975	-	19,975
Substandard	-	-	-	-	9,596	9,596	23,095	32,691
Loans receivable, gross	$939	$26	$2	$967	$715,426	$716,393	$23,095	$739,488

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of December 31, 2021 and 2020:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of December 31, 2021:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$15,704	$15,704	$-	$15,704
Residential Real Estate:
Substandard	-	-	2,419	2,419	729	3,148
Commercial and Industrial:
Substandard	-	491	2,458	2,949	1,152	4,101
Consumer and Other:
Substandard	-	94	28	122	20	142
Total non-accruing loans	$-	$585	$20,609	$21,194	$1,901	$23,095

As of December 31, 2020:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$5,723	$5,723	$8,811	$14,534
Residential Real Estate:
Substandard	-	-	2,884	2,884	970	3,854
Commercial and Industrial:
Substandard	-	-	700	700	-	700
Consumer and Other:
Substandard	22	-	91	113	804	917
Total non-accruing loans	$22	$-	$9,398	$9,420	$10,585	$20,005

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $802,000, $904,000, and $302,000 would have been recognized in income for the years ended December 31, 2021, 2020, and 2019, respectively.

Interest income collected and recognized on non-accruing loans for the year ended December 31, 2021, 2020 and 2019 was $377,000, $156,000 and $671,000, respectively.

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

The following table summarizes the recorded investment in TDRs as of December 31, 2021 and 2020:

(In thousands)	December 31, 2021		December 31, 2020
Loan portfolio segment:	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial Real Estate	1	$8,884	2	$9,884
Residential Real Estate	3	870	3	928
Commercial and Industrial	0	-	1	4,000
Consumer and Other	3	640	5	1,074
Total TDR Loans	7	10,394	11	15,886
Less:
TDRs included in non-accrual loans	3	(9,688)	6	(11,508)
Total accrual TDR Loans	4	$706	5	$4,378

During the year ended December 31, 2021, no loans were modified as TDRs, and no defaults of TDRs.

The following loans were modified as TDR during the year ended December 31, 2020 and 2019.

			Outstanding Recorded Investment
(In thousands)	Number of Loans		Pre-Modification		Post-Modification
Year Ended December 31,	2020	2019	2020	2019	2020	2019
Loan portfolio segment:
Commercial Real Estate	2	2	$822	$8,912	$819	$8,911
Commercial and Industrial	1	-	4,000	-	4,000	-
Consumer and Other	3	-	413	-	$414	-

Total TDR Loans	6	2	$5,235	$8,912	$5,233	$8,911

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following table provides information on how loans were modified as TDRs during the year ended December 31, 2020 and 2019.

(In thousands)	Year Ended December 31,
	2020	2019
Rate reduction	$4,819	$111
Extension of interest only period	121	-
Payment deferral	293	-
Maturity and rate reduction	-	8,800
Total	$5,233	$8,911

The loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, extending payment periods for the interest and /or principal, or substituting or adding a co-borrower or guarantor.

At December 31, 2021 and 2020, there were no commitments to advance additional funds under TDRs. The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In addition, on April 7, 2020, a group of banking regulatory agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs. The Bank had modified $232.7 million of loans to borrowers to defer the payment of interest and/or principal for up to 180 days. The vast majority all of those loans deferred have now resumed normal payments. As of December 31, 2021, seven loans remaining on deferral totaled $6.5 million. According to regulatory guidance and CARES Act, these modified loans were not TDRs as of December 31, 2021.

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of December 31, 2021 and 2020, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $23.8 million and $24.4 million, respectively, were identified, for which $2.3 million and $1.4 million specific reserves were established, respectively.

At December 31, 2021, exposure to the impaired loans was related to thirty-four borrowers. Twenty-three out of thirty-four impaired loans were individually evaluated for impairment, and the remaining eleven impaired loans with balances under $100,000, totaling $590,000, with a general reserve of $7,000 were collectively evaluated, and not individually evaluated for impairment.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following table reflects information about the impaired loans by class as of December 31, 2021 and 2020:

(In thousands)	December 31, 2021			December 31, 2020
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$6,820	$7,776	$-	$5,723	$6,644	$-
Residential Real Estate	2,847	2,763	-	3,853	3,900	-
Commercial and Industrial	630	758	-	4,700	4,816	-
Consumer and Other	523	523	-	1,177	1,332	-
	10,820	11,820	-	15,453	16,692	-
With a related allowance recorded:
Commercial Real Estate	$8,884	$8,811	$1,567	8,811	8,811	1,398
Residential Real Estate	461	488	8	109	109	4
Commercial and Industrial	3,471	3,916	723	-	-	-
Consumer and Other	166	201	1	10	10	10
	12,982	13,416	2,299	8,930	8,930	1,412

Impaired Loans, Total:
Commercial Real Estate	15,704	16,587	1,567	14,534	15,455	1,398
Residential Real Estate	3,308	3,251	8	3,962	4,009	4
Commercial and Industrial	4,101	4,674	723	4,700	4,816	-
Consumer and Other	689	724	1	1,187	1,342	10
Impaired Loans, Total	$23,802	$25,236	$2,299	$24,383	$25,622	$1,412

For each year in the three-year period ended December 31, 2021, the average recorded investment in and interest income recognized on impaired loans without and with a related allowance, by loan portfolio segment, was as follows:

	Year Ended December 31,
(In thousands)	2021		2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$7,636	$103	$5,859	$39	$9,829	$95
Residential Real Estate	4,014	51	3,681	28	2,531	104
Commercial and Industrial	2,548	12	2,111	79	1,800	45
Consumer and Other	702	16	1,132	47	901	35
Construction	-	-	-	-	4,062	-
	14,900	182	12,783	193	19,123	279
With a related allowance recorded:
Commercial Real Estate	8,869	66	8,861	35	888	415
Residential Real Estate	428	21	34	7	952	-
Commercial and Industrial	2,239	126	-	-	1,714	-
Consumer and Other	106	7	39	-	18	-
	11,642	220	8,934	42	3,572	415
Impaired Loans, Total:
Commercial Real Estate	16,505	169	14,720	74	10,717	510
Residential Real Estate	4,442	72	3,715	35	3,483	104
Commercial and Industrial	4,787	138	2,111	79	3,514	45
Consumer and Other	808	23	1,171	47	919	35
Construction	-	-	-	-	4,062	-
Impaired Loans, Total	$26,542	$402	$21,717	$235	$22,695	$694

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note 5.	Loans Held for Sale

SBA loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. There were $3.1 million of SBA loans held for sale at December 31, 2021, consisting of $2.6 million SBA commercial and industrial loans and $562,000 SBA commercial real estate loans. As of December 31, 2020, SBA loans held for sale consisted of $1.2 million of SBA commercial and industrial loans. During 2021 and 2020, $281,000 and $9.5 million SBA loans previously classified as held for sale were transferred to held for investment, respectively.

In September 2020, one commercial and industrial loan of $5.0 million was reclassed from loans held for investment to loans held for sale. The loan was sold in October 2020 which resulted in proceeds of $5.0 million. No held of investment loan was reclassed to held of sale during 2021.

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

Serviced loans sold to others are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $29.6 million and $19.4 million at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the servicing asset has a carrying value of $584,000 and $316,000, respectively, and fair value of $617,000 and $375,000, respectively. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets.

The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	Year Ended December 31,
	2021	2020	2019
Beginning balance	$316	$201	$37
Servicing rights capitalized	335	137	180
Servicing rights amortized	(22)	(22)	(16)
Servicing rights disposed	(45)	-	-
Ending balance	$584	$316	$201

The servicing assets are included in the other assets on the consolidated balance sheet.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note 6.	Premises and Equipment

At December 31, 2021 and 2020, premises and equipment consisted of the following:

(In thousands)	December 31,
	2021	2020
Land	$12,819	$12,819
Buildings	19,046	20,287
Leasehold Improvements	3,058	4,024
Furniture, equipment, and software	12,264	12,010
Construction-in-progress	65	62
Premises and equipment, gross	47,252	49,202
Accumulated depreciation and amortization	(15,752)	(15,779)
Premises and equipment, net	$31,500	$33,423

In December 2021, the Bank sold a building located in the City New Haven, Connecticut for a cash proceed of $1.5 million, and recognized a gain of $550,000, which is included in other income of the consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, depreciation and amortization expense related to premises and equipment totaled $1.4 million, $1.5 million, and $1.6 million, respectively.

Note 7.	Other Real Estate Owned (“OREO”)

The OREO balance consists of foreclosed residential properties from loan receivable that were marketed for sale. As of December 31, 2021 and 2020, OREO aggregated of $0 and $1.9 million, respectively. The following table presents an analysis of the activity in OREO for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	Year Ended December 31,
	2021	2020	2019
Beginning balance	$1,906	$2,400	$2,945
Additions	-	-	446
Sold	(1,906)	(446)	(991)
Write-downs	-	(48)	-
Ending balance	$-	$1,906	$2,400

All OREO were sold as of December 31, 2021. Patriot recognized a gain of 2,000 on the sale of OREO for the year ended December 31, 2021. For the year ended December 31, 2020 and 2019, Patriot recorded losses on sales of OREO properties of $69,000 and $94,000, respectively. The recognized gain and losses are included in the other operating expenses on the consolidated statements of operations.

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

For the year ended December 31, 2020, a purchase price adjustment of $556,000 was recognized to project expenses on the consolidated statements of operations. The charge represented an adjustment to the earlier estimate of the final purchase price upon preliminary settlement of the litigation related to a dispute over the final purchase price in 2020. There were no income statement effects resulting from the recorded measurement period adjustments for the year ended December 31, 2019. There was no further adjustment for Goodwill in 2021. The goodwill is all deductible for income taxes over 15 years.

Information on goodwill for the year ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Balance, beginning of period	$1,107	$1,107	$1,728
Measurement period adjustments	-	-	(621)
Balance, end of period	$1,107	$1,107	$1,107

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

The Company performed a quantitative assessment as of October 31, 2021, the Company’s annual goodwill impairment measurement date, and concluded that the goodwill was not impaired as of December 31, 2021.

CDI was recorded as part of the Prime Bank business combination in May 2018. The CDI is amortized over a 10-year period using the straight-line method. For the year ended December 31, 2021, 2020 and 2019 the amortization was $47,000, $74,000 and 75,000, respectively. An impairment charge of $206,000 was recorded for the year ended December 31, 2020 due to impairment test performed in 2020. The Company performed a quantitative assessment for CDI as of October 31, 2021, and concluded that the CDI was not impaired as of December 31, 2021. The amortization expense and impairment charge were included in the other operating expenses on the consolidated statements of operations.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below.

(In thousands)	As of December 31,
	2021	2020
Gross carrying amount	$748	$748
Accumulated amortization	(246)	(199)
Impairment	(206)	(206)
Net carrying amount	$296	$343

Merger and acquisition with American Challenger

On November 15, 2021, the Company and American Challenger Development Corp., a Delaware corporation (“American Challenger”), entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), which was subsequently amended on January 26, 2022 and February 28, 2022 (the Original Merger Agreement, as amended, referred to as the “Merger Agreement”). Pursuant to the Merger Agreement, American Challenger will merge with and into PNBK (the "Merger"). Following the Merger, Patriot Bank will adopt a consolidated business plan and will operate as two divisions. The Patriot Bank Division will continue to operate the existing business model. The American Challenger Division will execute the high-growth component of the consolidated business plan. In connection with the merger, the Company incurred $1.9 million of project expenses for the year ended December 31, 2021.

The pending acquisition is subject to several material conditions including obtaining regulatory and shareholder approval.

Note 9.	Deposits

The following table presents the balance of deposits held, by category, and the related weighted average stated interest rate as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
(In thousands)	Balance	Weighted Avg. Stated Interest Rate	Balance	Weighted Avg. Stated Interest Rate
Non-interest bearing	$226,713	-	$158,676	-

Interest bearing:
Negotiable order of withdrawal accounts	34,741	0.07%	30,529	0.07%
Savings	109,744	0.13%	98,635	0.36%
Money market	164,518	0.23%	146,389	0.45%
Certificates of deposit, less than $250,000	142,246	0.35%	160,968	0.78%
Certificates of deposit, $250,000 or greater	53,584	0.40%	49,172	0.79%
Brokered deposits	17,016	1.05%	41,287	1.93%

Interest bearing, Total	521,849	0.27%	526,980	0.66%

Total Deposits	$748,562	0.19%	$685,656	0.51%

On July 22, 2020, the Company completed the purchase of prepaid debit card deposits of $50.0 million from a prominent national provider and processor of prepaid debit cards for corporate, consumer and government clients. The prepaid debit card deposits are included in the non-interest-bearing deposits and money market deposits, which totaled approximately $138.9 million and $74.3 million as of December 31, 2021 and 2020, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following table presents interest expense, by deposit category, and the related weighted average effective interest rate for each of the years in the three-year period ended December 31, 2021.

(In thousands)	Year ended December 31,
	2021		2020		2019
	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate
Negotiable order of withdrawal accounts	$24	0.07%	$23	0.07%	$18	0.07%
Savings	238	0.22%	426	0.54%	429	0.63%
Money market	449	0.30%	1,451	1.05%	2,048	2.00%
Certificates of deposit, less than $250,000	899	0.61%	3,227	1.75%	4,986	2.38%
Certificates of deposit, $250,000 or greater	270	0.49%	1,188	1.95%	1,546	2.01%
Brokered deposits	363	1.83%	2,839	1.88%	4,958	2.47%
	$2,243	0.43%	$9,154	1.43%	$13,985	2.05%

As of December 31, 2021, contractual maturities of Certificates of Deposit (“CDs”) and brokered deposits are summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total

1 year or less	$104,971	$28,050	$15,023	$148,044
More than 1 year through 2 years	23,259	24,274	996	48,529
More than 2 years through 3 years	4,622	250	748	5,620
More than 3 years through 4 years	3,806	1,010	249	5,065
More than 4 years through 5 years	5,588	-	-	5,588

	$142,246	$53,584	$17,016	$212,846

Note 10.	Borrowings

As of December 31, 2021 and 2020, total borrowings were $120.7 million and $120.8 million, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable.

The senior notes, subordinated notes, junior subordinated debentures contain affirmative covenants that require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

Federal Home Loan Bank borrowings

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of December 31, 2021, the Bank had $73.6 million of available borrowing capacity from the FHLB-B.

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At December 31, 2021 and 2020, outstanding advances from the FHLB-B aggregated $90.0 million and $90.0 million, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

At December 31, 2021, advances of $90.0 million outstanding bore fixed rates of interest ranging from 2.40% to 4.23% with maturities ranging from 1.5 years to 2.7 years. The FHLB-B advances with fixed interest rates have a weighted average interest rate of 3.26%. Included in the fixed rate advances are three advances totaling $60.0 million, callable by the FHLB quarterly through October 2023.

At December 31, 2021, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $240.0 million. Borrowing capacity under this line totaled $73.6 million at December 31, 2021.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. At December 31, 2021 and 2020, no funds had been borrowed under the line of credit.

Interest expense incurred for FHLB-B borrowing for the year ended December 31, 2021, 2020 and 2019 were $3.0 million, $2.7 million and $2.2 million, respectively.

Correspondent Bank - Lines of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent Banks. As of December 31, 2021 and 2020, borrowings available under the agreements totaled $5 million and $5 million, respectively. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, ACH, and other clearinghouse transactions.

There was no outstanding balance under the agreements at December 31, 2021 and 2020. No interest expense incurred in 2021 and 2020. Interest expense incurred for the year ended December 31, 2019 was $2,000.

Other Borrowing

In August 2020, Patriot was approved to pledge commercial and industrial loans and leases, commercial real estate, construction loans and one-to-four family first lien loans under the Federal Reserve Bank of New York’s (“FRBNY”) Borrower-in-Custody program. As of December 31, 2021, Patriot had pledged eligible loans with a book value of $25.1 million and a collateral value of $16.9 million as collateral to support borrowing capacity at the FRBNY. There was no outstanding balance under the agreements as of December 31, 2021.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum (the “Senior Notes”). On November 17, 2021, the original maturity date of the Senior Notes was extended from December 22, 2021 to June 30, 2022. Interest on the Senior Notes is payable semi-annually on June 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At December 31, 2021, the debt issuance cost was fully amortized. As of December 31, 2020, unamortized debt issuance cost of $73,000 was deducted from the face amount of the Senior Notes included in the consolidated balance sheet.

The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

For the year ended December 31, 2021, 2020 and 2019, the Company recognized interest expense of $913,000, $915,000 and $915,000, respectively, at an effective rate of 7.6%, which amount is greater than the stated interest rate on the Senior Notes due to debt issuance cost amortization expense of $73,000, $75,000 and $75,000, respectively. As of December 31, 2021 and 2020, $23,000 and $23,000 of interest has been included in the consolidated balance sheet in accrued expenses and other liabilities, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At  December 31, 2021 and 2020, $189,000 and $218,000 of unamortized debt issuance costs have been deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively. For the year ended December 31, 2021, 2020 and 2019, the Company recognized interest expense of $654,000, $654,000 and $656,000, respectively.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (3.37% at December 31, 2021) and mature on March 26, 2033, at which time the principal amount borrowed will be due. Beginning in the second quarter of 2009, the Company opted to defer payment of quarterly interest on the junior subordinated debentures for 20 consecutive quarters. In June of 2014, the Company brought the debt current by paying approximately $1.7 million of interest in arrears to the holders of the junior subordinated debentures. On bringing the debt current and, as permitted under the terms of the junior subordinated debentures, the Company again opted to defer payment of quarterly interest through September 2016, when a $0.7 million payment was made to bring the debt current.

The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. For the years ended December 31, 2021, 2020 and 2019, $9,000, $8,000 and $8,000 of debt placement fee amortization has been included in interest expense recognized of $279,000, $337,000 and $462,000, respectively. As of December 31, 2021 and 2020, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $129,000 and $138,000, respectively, and accrued interest on the junior subordinated debentures was $4,000 and $5,000, respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of December 31, 2021 and 2020, the note had a balance outstanding of $791,000 and $994,000, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property. Interest expenses incurred for the year ended December 31, 2021, 2020 and 2019 were $15,000, $19,000 and $23,000, respectively.

Maturity of borrowings

At December 31, 2021, the contractual maturities of the Company’s borrowings in future periods were as follows:

(In thousands)
Year ending December 31,	FHLB Borrowings	Senior Notes	Subordinated Notes	Junior Subordinated Debt	Note Payable	Total
2022	$-	$12,000	$-	$-	206	12,206
2023	60,000	-	-	-	210	60,210
2024	30,000	-	-	-	375	30,375
2025	-	-	-	-	-	-
2026	-	-	-	-	-	-
Thereafter	-	-	10,000	8,248	-	18,248

Total contractual maturities of borrowings	90,000	12,000	10,000	8,248	791	121,039

Unamortized debt issuance costs	-	-	(189)	(129)	-	(318)

Balance of borrowings as of December 31, 2021	$90,000	$12,000	$9,811	$8,119	$791	$120,721

Note 11.	Derivatives

Derivatives Not Designated in Hedge Relationships

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

Patriot entered the two initial interest rate swaps under the program in November 2018; and another two swaps were entered into in May 2019. As of December 31, 2021 and 2020, Patriot had cash pledged for collateral on its interest rate swaps of $1.4 million and $1.4 million, respectively. This collateral is included in other assets on the consolidated balance sheets. Patriot did not recognize any net gain or loss in other noninterest income on the consolidated statements of operations during the year ended December 31, 2021 and 2020. The Company recognized $30,000 gain on the swaps for the year ended December 31, 2019.

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

In August 2021, the cash flow hedge interest rate swap contract was terminated. During the year ended December 31, 2021, the Company recognized $149,000 of accumulated other comprehensive income that was reclassified into interest income. The swap interest income is included in interest and fees on loans on the consolidated statements of operations. In addition, a gain of $512,000 was recognized from the termination of the interest rate swap cash flow hedge for the year ended December 31, 2021, which is included in other income on the consolidated statements of operations.

The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.

Further discussion of the accounting policy of derivatives is set forth in Note 1, and information about the valuation methods used to measure the fair value of derivatives is provided in Note 21 to the consolidated financial statements.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
December 31, 2021
Classified in Other Assets:
Customer interest rate swap	$4,843	7.3	5.25%	1 Mo. LIBOR + 1.96%	$638
Customer interest rate swap	1,398	7.5	4.38%	1 Mo. LIBOR + 2.00%	100

Classified in Other Liabilities:
3rd party interest rate swap	$4,843	7.3	5.25%	1 Mo. LIBOR + 1.96%	$(638)
3rd party interest rate swap	1,398	7.5	4.38%	1 Mo. LIBOR + 2.00%	(100)

December 31, 2020
Classified in Other Assets:
Customer interest rate swap	$4,911	8.3	5.25%	1 Mo. LIBOR + 1.96%	$997
Customer interest rate swap	1,431	8.5	4.38%	1 Mo. LIBOR + 2.00%	190

Classified in Other Liabilities:
3rd party interest rate swap	$4,911	8.3	5.25%	1 Mo. LIBOR + 1.96%	$(997)
3rd party interest rate swap	1,431	8.5	4.38%	1 Mo. LIBOR + 2.00%	(190)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

For the year ended December 31, 2021, changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows:

Year Ended
(In thousands)	December 31, 2021
Interest rate swap designated as cash flow hedge:
Unrealized gain recognized in accumulated other comprehensive income before reclassifications	$149
Amounts reclassified from accumulated other comprehensive income	(149)
Other comprehensive income	$-

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

Patriot has eleven non-cancelable operating leases, including four Bank branch locations and four for administrative and operational space, two locations for ITM and ATM, and one equipment lease. The leases expire on various dates through 2032 and some include renewal options. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. The last potential year the leases can be extended through 2037. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding lease liability. Renew periods were included in the future cashflows for purposes of calculating the ROU and lease liability. The Company has no finance leases (previously referred to as a capital lease).

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

As of December 31, 2021 and 2020, the Company recognized ROU assets of $2.6 million and $2.7 million, respectively, and lease liabilities of $2.8 million and $2.9 million, respectively. ROU lease assets are included in other assets on the consolidated balance sheet. The lease liabilities are included in accrued expenses and other liabilities on the consolidated balance sheet.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The Company elected to separate lease and non-lease components. The fixed lease costs are recognized as ROU lease assets and Lease liability. The variable lease cost primarily represents variable payments such as common area maintenance and utilities, which are included in the occupancy and equipment expenses on the consolidated statements of operations. For the year ended December 31, 2021, the fixed lease costs and variable lease costs for the non-cancelable operating leases were $571,000 and $38,000, respectively. For the year ended December 31, 2020, the fixed lease costs and variable lease costs for the non-cancelable operating leases were $565,000 and $38,000, respectively. For the year ended December 31, 2019, the fixed lease costs and variable lease costs for the non-cancelable operating leases were $517,000 and $27,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following is a maturity analysis of the operating lease liabilities as of December 31, 2021:

(in thousands)	Operating lease
Years ending December 31,	Obligation
2022	$541
2023	547
2024	440
2025	329
2026	299
Thereafter	1,082
Total undiscounted lease payments	$3,238

Less imputed interest	(461)

Present value of operating lease liabilities	$2,777

Operating lease right-of-use asset	$2,639

	Year Ended December 31,
	2021	2020	2019
Lease cost
Operating lease cost	$571	$565	$517
Short-term lease cost	12	18	119
Total lease cost	$583	$583	$636

Other information
Operating cash flows from operating leases	$552	$543	$459

	December 31,
	2021	2020
Weighted -average remaining lease term - operating leases (in years)	8	9
Weighted -average discount rate - operating leases	3.30%	3.48%

As of December 31, 2021 and 2020, the undiscounted lease payments were $3.2 million and $3.4 million, respectively. The lease payments were not reduced by minimum sublease rentals of $812,000 and $1.7 million due in the future under non-cancelable subleases, respectively.

Rent expense for operating leases is recognized in earnings on a straight-line basis over the base term of the respective lease and is included in the consolidated statement of operations as a component of Occupancy and Equipment expense. For the years ended December 31, 2021, 2020 and 2019, total rent expense for cancellable and non-cancellable operating leases was $583,000, $583,000, and $636,000, respectively.

For the years ended December 31, 2021, 2020 and 2019, Patriot recognized gross rental income of $543,000, $523,000, and $589,000 offset by rental costs of $5,000, $5,000, and $5,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note 13.	Commitments and Contingencies

Employment Agreements

The Company has a severance agreement for two Executive Vice Presidents that provides for severance equal to 12 months of current salary, if the EVP is terminated within 12 months of a change of control of Patriot.

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

Following is a summary of the components of the federal and state income tax expense (benefit) for each of the years in the three-year period ended December 31, 2021.

(In thousands)	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$-	$(100)	$88
State	180	86	149
	180	(14)	237

Deferred:
Federal	1,860	(2,448)	(698)
State	(2,121)	2,125	(438)
	(261)	(323)	(1,136)

Income tax benefit	$(81)	$(337)	$(899)

For each of the years in the three-year period ended December 31, 2021, the difference between the federal statutory income tax rate and Patriot’s effective income tax rate reconciles as follows:

(In thousands)	Year Ended December 31,
	2021	2020	2019

Income taxes at statutory Federal rate	$1,053	$(873)	$(780)
State taxes, net of Federal benefit	404	(191)	(228)
Deferred tax valuation allowance	(1,938)	1,938	-
Reversal UTP on Federal DTA	-	(1,132)	-
Nondeductible expenses	(10)	8	14
Project expenses for merger and acquisition	383	-	-
Other	27	(87)	95

Income tax benefit	$(81)	$(337)	$(899)

The effective tax rate for the years ended December 31, 2021, 2020 and 2019 was (1.6%), 8.1%, and 24.2%, respectively. The decrease in the effective tax rate for 2021 was primarily due to the full reversal of $1.9 million deferred tax asset valuation allowance recorded at December 31, 2020. There were no significant changes to the effective tax rate in 2019.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Deferred Tax Assets and Liabilities

The significant components of Patriot’s net deferred tax assets at December 31, 2021 and 2020 are presented below.

(In thousands)	December 31,
	2021	2020
Deferred tax assets:
Federal NOL carryforward benefit	$3,605	$4,576
NOL write-off for Sec 382 Limit	(3,258)	(3,258)
Capitalized cost temporary item	3,325	3,627
State NOL carryforward benefit	3,168	3,306
Allowance for loan loss	3,017	3,869
Lease liabilities	746	775
Non-accrual interest	827	558
Merger and acquisition	187	204
Accrued expenses	421	201
Unrealized loss AFS securities	569	180
Goodwill and intangible	137	170
Depreciation of premises and equipment	98	-
Share based compensation	3	8
Other	17	15
Gross deferred tax assets	12,862	14,231
Less deferred taxasset valuation allowance	-	(1,937)
Total deferred tax assets	$12,862	$12,294

Deferred tax liabilities:
Right-of-use assets	(709)	(736)
Depreciation of premises and equipment	-	(32)
Other	(7)	(30)
Gross deferred tax liabilities	(716)	(798)

Net deferred tax asset	12,146	11,496

As of December 31, 2021, Patriot had available approximately $17.2 million of Federal net operating loss carryforwards (“NOL”) that is offset by $15.5 million in §382 limitations imposed by the Internal Revenue Code. Of the NOL of $17.2 million, approximately $15.8 million will expire between 2030 and 2033 and $1.4 million do not expire.

Patriot has approximately $53.5 million of NOLs available for Connecticut tax purposes at December 31, 2021, which may be used to offset up to 50% of taxable income in any year. The NOLs will expire between 2030 and 2040.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

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

During December 31, 2021, Patriot fully reversed the valuation allowance of $1.9 million primarily against its deferred tax asset related to state net operating loss carryforwards. For the year ended December 31, 2021 Patriot was in a cumulative income position. Patriot reviewed its accumulated pre-tax income(loss) for the current and prior two- and there-year periods and adjusted for non-recurring items. After the adjustments, Patriot remained in a cumulative income position. Patriot used the average adjusted pre-tax income for the current and prior three years as the basis for objectively estimating future taxable income. Patriot will continue to evaluate the need for valuation allowances

Secondly, Patriot has a tax planning strategy available under ASC 740 that would be implemented to prevent a carry-forward state net operating losses from expiring. The strategy consists of capitalizing loan costs to increase income and avoid state net operating losses from expiring unused.

As of December 31, 2021, based on Patriot’s objective projection of future taxable income and tax planning, Patriot fully reversed the partial valuation allowance of $1.9 million recorded at December 31, 2020. Patriot will review the valuation allowance quarterly to determine if an adjustment, to either increase or decrease, the allowance is required.

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

As of December 31, 2021 and 2020, the Bank did not record any uncertain tax position related to the utilization of certain federal net operating losses. At December 31, 2021 Patriot no longer has a liability for unrecognized tax benefits. Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$-	$1,220	$1,132
Increases due to tax positions related to a prior year	-	65	88
Decreases to tax positions as a result of a lapse of statute	-	(1,285)	-
Balance, end of year	$-	$-	$1,220

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

Patriot’s returns for tax years 2018 through 2021 are subject to examination by the IRS for U.S. Federal tax purposes and, for State tax purposes, by the Department of Revenue Services for the State of Connecticut and the State of New York Department of Taxation and Finance.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note 15.	Share-based Compensation

In 2011, the Company adopted the Patriot National Bancorp, Inc. 2012 Stock Plan (the “2012 Plan”). The 2012 Plan was amended in 2020 and renamed as the Patriot National Bancorp, Inc. 2020 Restricted Stock Award Plan (the “2020 Plan”). A copy of the 2020 Plan was filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on April 30, 2021. The 2020 Plan provides an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”).

The 2020 Plan authorizes 3,000,000 shares of the Company’s common stock for issuance. As of December 31, 2021, 2,834,617 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

The following is a summary of the status of the Company’s restricted share awards as of and for each of the years in the three-year period ended December 31, 2021.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	31,790	$14.06
Granted	9,675	$15.52
Vested	(19,995)	$15.99
Unvested at December 31, 2019	21,470	$12.91
Granted	12,484	$6.12
Vested	(12,903)	$13.82
Forfeited	(2,553)	$15.86
Unvested at December 31, 2020	18,498	$7.29
Granted	20,476	$10.48
Vested	(12,920)	$12.95
Forfeited	(4,586)	$9.39
Unvested at December 31, 2021	21,468	$6.48

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the years ended December 31, 2021, 2020 and 2019, the Company recognized share-based compensation expense of $150,000, $159,000, and $214,000, respectively.

For the years ended December 31, 2021, 2020 and 2019, share-based compensation attributable to employees of Patriot amounted to $90,000, $80,000, and $117,000, respectively.

The share-based compensation expense attributable to Patriot’s external Directors for the years ended December 31, 2021, 2020, and 2019 was $60,000, $79,000, and $97,000, respectively. For each of those years, the Directors received total compensation of $325,000, $429,000, and $547,000, respectively, which amounts are included in Other Operating Expenses in the consolidated statements of operations.

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of December 31, 2021 amounted to $205,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 3.29 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note 16.	Shareholders’ Equity

Common Stock

On December 16, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with PNBK Holdings, LLC, a limited liability company controlled by Michael Carrazza (“Holdings”). Pursuant to the Securities Purchase Agreement, on October 15, 2010, the Company issued 3.36 million shares of common stock to Holdings at $15.00 per share, for an aggregate issuance value of $50.4 million. The shares issued to Holdings represented 87.6% of the Company’s then issued and outstanding common stock. In connection with the equity interest obtained by Holdings, Michael Carrazza became Patriot’s Chairman of the Board and nominees of Holdings replaced certain directors and officers who resigned. Additionally, the Company reduced the par value of its common stock from $2 to $0.01 per share, increased the number of its authorized common shares to 100 million.

Pursuant to its Operating Agreement, on March 31, 2021, Holdings completed a pro-rata in-kind distribution of shares of restricted common stock of Patriot. Following these distributions, Holdings no longer owns any shares of Patriot.

Dividends

The Company did not pay any dividends for the year ended December 31, 2021 and 2020 and has temporarily suspended dividend payments pending resolution of the economic uncertainties associated with the Coronavirus pandemic. For the year ended December 31, 2019, the Company paid cash dividends of $.01 per share of common stock, or an aggregate of $155,000.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following is a summary of the computation of basic and diluted earnings per share for each of the years in the three-year period ended December 31, 2021.

(Net income in thousands)	Year ended December 31,
	2021	2020	2019
Basic earnings (loss) per share:
Net income (loss) attributable to Common shareholders	$5,094	$(3,819)	$(2,817)
Divided by:
Weighted average shares outstanding	3,946,384	3,934,886	3,921,783

Basic earnings (loss) per common share	$1.29	$(0.97)	$(0.72)

Diluted earnings (loss) per share:
Net income (loss) attributable to Common shareholders	5,094	(3,819)	(2,817)

Weighted average shares outstanding	3,946,384	3,934,886	3,921,783

Effect of potentially dilutive restricted common shares	6,270	- (1)	- (2)

Divided by:
Weighted average diluted shares outstanding	3,952,654	3,934,886	3,921,783

Diluted earnings (loss) per common share	$1.29	$(0.97)	$(0.72)

(1)	The weighted average diluted shares outstanding does not include 3,039 anti-dilutive restricted common shares for the year ended December 31, 2020.
(2)	The weighted average diluted shares outstanding does not include 3,555 anti-dilutive restricted common shares for the year ended December 31, 2019.

Note 17.	401(k) Savings Plan

Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. Eligibility for matching contributions is dependent on an employee’s completing 6 consecutive month(s) of service or 500 hours of employment. Participants immediately vest in Patriot’s matching contributions, if applicable. During the years ended December 31, 2021, 2020, and 2019, Patriot made matching contributions to the 401(k) Plan of $215,000, $253,000, and $251,000, respectively.

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

At December 31, 2021 and 2020, financial instruments with credit risk are as follows:

	December 31,
(In thousands)	2021	2020
Commitments to extend credit:
Unused lines of credit	$68,341	$61,622
Undisbursed construction loans	18,594	25,232
Home equity lines of credit	16,396	19,240
Future loan commitments	23,486	15,696
Financial standby letters of credit	164	604
	$126,981	$122,394

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits, and securities. The Bank has established a reserve for credit loss of $8,000 and $8,000 as of December 31, 2021 and 2020, respectively.

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

The Agreement states the Board and Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the allowance for loan and lease losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement the Bank agreed to provide a revised written 3-year strategic and capital plan for the Bank.  The Bank provided the documents and policies requested in the Agreement. The existence of this agreement also resulted in increased supervision from the SBA with respect to the Bank’s SBA division and the loss of its preferred lender status.

On September 1, 2021, the OCC terminated the Agreement concluding that the safety and soundness of the Bank and its now established compliance with laws and regulations does not require continued existence of the Agreement. Shortly after the termination of the formal agreement, the SBA removed increased supervision. The Bank applied for reinstatement of its preferred lender status which was granted before December 31, 2021.

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

In September 2021, the Bank elected to adopt the CBLR framework. The Bank’s Tier 1 leverage ratio as of December 31, 2021 and 2020 was 9.9% and 9.8%, respectively, which satisfied the “greater than 9 percent” leverage ratio requirement under the CBLR framework. Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.

The Bank’s Community Bank Leverage Ratio regulatory capital amounts and ratios at December 31, 2021 and 2020 are summarized as follows:

(In thousands)	Decenber 31,
	2021			2020
Patriot Bank, N.A.	Amount	Ratio		Amount	Ratio
Tier 1 Leverage Capital (to average assets):
Actual	$93,923	9.86%		$87,844	9.79%
To be Well Capitalized	85,773	9.00%	(1)	80,721	9.00%	(1)

(1)	Leverage Capital Ratio greater than 9% is considered well-capitalized under the CBLR Framework.
Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note 20.	Related Party Transactions

In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. The transactions are completed under the same terms applied to transaction with unrelated third parties. No related party loan was outstanding as of December 31, 2021. As of December 31, 2020 one loan of $100,000 was outstanding for one member of Board of Director.

As of December 31, 2021 and 2020, deposits by related parties aggregated $58,000 and $189,000, respectively.

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

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both December 31, 2021 and 2020 due to its short-term nature.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Derivative asset (liability) - Interest Rate Swaps

The Company’s derivative assets and liabilities consist of transactions as part of management’s strategy to manage interest rate risk. The valuation of interest rate swap agreements does not contain any counterparty risk. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy. See Notes 1 and 11 for additional disclosures on derivatives.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of December 31, 2021 and 2020:

(In thousands)		December 31, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$3,264	$3,264	$3,006	$3,006
Interest-bearing deposits due from banks	Level 1	43,781	43,781	31,630	31,630
Available-for-sale securities	Level 2	81,161	81,161	49,262	49,262
Available-for-sale securities	Level 3	13,180	13,180	-	-
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,843	2,843	2,783	2,783
Federal Home Loan Bank stock	Level 2	4,184	4,184	4,503	4,503
Loans receivable, net	Level 3	729,583	727,733	719,596	716,822
Loans held for sale	Level 2	3,129	3,506	1,217	1,343
SBA servicing assets	Level 3	584	617	316	375
Other real estate owned	Level 2	-	-	1,906	1,906
Accrued interest receivable	Level 2	5,822	5,822	6,620	6,620
Interest rate swap receivable	Level 2	738	738	1,187	1,187

Financial assets, total		$892,719	$891,279	$826,476	$823,887

Financial Liabilities:
Demand deposits	Level 2	$226,713	$226,713	$158,676	$158,676
Savings deposits	Level 2	109,744	109,744	98,635	98,635
Money market deposits	Level 2	164,518	164,518	146,389	146,389
NOW accounts	Level 2	34,741	34,741	30,529	30,529
Time deposits	Level 2	195,830	195,048	210,140	210,882
Brokered deposits	Level 1	17,016	17,003	41,287	41,643
FHLB borrowings	Level 2	90,000	93,643	90,000	97,293
Senior notes	Level 2	12,000	12,045	11,927	12,028
Subordinated debt	Level 2	9,811	9,947	9,782	10,125
Junior subordinated debt owed to unconsolidated trust	Level 2	8,119	8,119	8,110	8,110
Note payable	Level 3	791	775	994	997
Accrued interest payable	Level 2	343	343	572	572
Interest rate swap liability	Level 2	738	738	1,187	1,187

Financial liabilities, total		$870,364	$873,377	$808,228	$817,066

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of December 31, 2021 and 2020.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021:
U. S. Government agency and mortgage-backed securities	$-	$66,629	$-	$66,629
Corporate bonds	-	3,741	13,180	16,921
Subordinated notes	-	4,626	-	4,626
SBA loan pools	-	5,603	-	5,603
Municipal bonds	-	562	-	562

Available-for-sale securities	$-	$81,161	$13,180	$94,341

Interest rate swap receivable	$-	$738	$-	$738

Interest rate swap liability	$-	$738	$-	$738

December 31, 2020:
U. S. Government agency and mortgage-backed securities	$-	$16,833	$-	$16,833
Corporate bonds	-	17,290	-	17,290
Subordinated notes	-	9,005	-	9,005
SBA loan pools	-	5,567	-	5,567
Municipal bonds	-	567	-	567

Available-for-sale securities	$-	$49,262	$-	$49,262

Interest rate swap receivable	$-	$1,187	$-	$1,187

Interest rate swap liability	$-	$1,187	$-	$1,187

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

As of December 31, 2021, four corporate bonds purchased in the fourth quarter of 2021, were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the year ended December 31, 2021 and 2020, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

The reconciliation of the beginning and ending balances during 2021 for Level 3 available-for-sale securities is as follows:

(In thousands)
Year Ended December 31, 2021
Level 3 fair value, beginning of year	$-
Purchases	14,000
Realized gain (loss)	-
Unrealized loss	(820)
Transfers in and /or out of Level 3	-
Level 3 fair value, end of year	$13,180

The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of December 31, 2021 and 2020:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2021:

Impaired loans, net	$20,920	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	617	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2020:

Impaired loans, net	$22,971	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

Other Real Estate Owned	1,906	Real Estate Appraisals	Discount for appraisal type		5.84%

SBA servicing assets	375	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

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

The estimated fair value amounts have been measured as of December 31, 2021 and 2020 and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

CONDENSED BALANCE SHEETS
December 31, 2021 and 2020

(In thousands)	As of December 31,
	2021	2020
ASSETS
Cash and due from banks	$377	$548
Investment in subsidiary	96,799	91,836
Other assets	149	1,104

Total assets	$97,325	$93,488

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	$29,930	$29,819
Accrued expenses and other liabilities	51	450
Shareholders' equity	67,344	63,219
Total liabilities and shareholders' equity	$97,325	$93,488

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2021, 2020 and 2019

(In thousands)	Year ended December 31,
	2021	2020	2019
Expenses:
Interest on subordinated debt	$287	$347	$476
Interest on senior debt	1,567	1,569	1,571
Total interest expense	1,854	1,916	2,047
Other expenses	173	159	214
Loss before benefit for income taxes	2,027	2,075	2,261

Benefit for income taxes	(540)	(532)	(504)

Loss before equity in undistributed net income of subsidiary	1,487	1,543	1,757

Equity in undistributed net income (loss) of subsidiary	6,581	(2,276)	(1,060)

Net income (loss)	5,094	(3,819)	(2,817)
Equity in subsidiary other comprehensive income, net of subsidiary	(1,119)	(115)	423

Total comprehensive income (loss)	$3,975	$(3,934)	$(2,394)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021, 2020 and 2019

(In thousands)	Year ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$5,094	$(3,819)	$(2,817)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(6,581)	2,276	1,060
Dividends received from Patriot Bank, N.A.	500	2,000	-
Share-based compensation expense	150	159	214
Amortization of debt issuance costs	111	112	112
Change in assets and liabilities:
Decrease (increase) in other assets	955	(540)	(505)
(Increased) decrease in accrued expenses and other liabilities	(399)	(315)	315
Net cash used in operating activities	(170)	(127)	(1,621)

Cash Flows from Investing Activities:
Net (increase) decrease in investment in Patriot Bank N.A.	(1)	8	-
Net cash (used in) provided by investing activities	(1)	8	-

Cash Flows from Financing Activities:
Dividends paid on common stock	-	-	(155)
Net cash used in financing activities	-	-	(155)

Net decrease in cash and cash equivalents	(171)	(119)	(1,776)

Cash and cash equivalents at beginning of year	548	667	2,443

Cash and cash equivalents at end of year	$377	$548	$667

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,570	$1,776	$1,593

Cash paid for income taxes	$-	$-	$-

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Note 23.	Subsequent Event

As noted in Note 8, PNBK entered into an Agreement and Plan of Merger dated November 14, 2021 (the “Original Merger Agreement”), with American Challenger, and Next Special, Inc., a Delaware corporation and wholly owned subsidiary of PNBK (“Merger Sub”) (“American Challenger”, and together with PNBK and Merger Sub, the “Parties”).

On January 28, 2022, the Parties entered into Amendment No. 1 (“Amendment No. 1”) to the Original Merger Agreement, in connection with a commercial loan portfolio acquisition. Under a loan purchase agreement, American Challenger agreed to acquire a commercial loan portfolio, with at least $650 million in unpaid principal balance, from a financial services firm and certain of its affiliates (“Sellers”). Under Amendment No. 1, PNBK agreed that immediately following (a) the Merger, (b) the consummation of the Capital Raise, and (c) the time that all conditions precedent related to the consummation of the commercial loan portfolio acquisition, shall have been satisfied or waived, that it will pay to Sellers: (i) the purchase price for the commercial loan portfolio using cash proceeds received in the Capital Raise and (ii) a structuring and advisory fee estimated to be $6.5 million plus a reimbursement fee for cash compensation to be paid by Sellers to certain specified employees not to exceed $7.8 million plus certain deferred compensation forfeited by such employees with the Sellers in connection with the loan portfolio acquisition not to exceed $4.7 million (collectively, the “Additional Payment Amount”), either in cash or by issuing to Sellers warrants for the purchase of PNBK non-voting common stock up to 1,132,000 shares, with one share of PNBK non-voting common stock for every $17.69 of the Additional Payment Amount being allocated to the warrants issuable to Sellers. In addition, to the extent that any such employee does not accept employment with American Challenger, following the closing of the Merger, PNBK agreed to pay a monthly fee for up to 18 months equal, for each such employee who does not accept employment with American Challenger, to the total annual deferred compensation offered to such employee by American Challenger divided by eighteen.

On February 28, 2022, the Parties entered into Amendment No. 2 (“Amendment No. 2) to the Original Merger Agreement. Amendment No. 2 revised the Merger structure to provide that (i) American Challenger will merge with and into PNBK, so that PNBK is the surviving entity in the Merger and American Challenger ceases to exist, (ii) Next Special, Inc. ceased to be a party to the Merger Agreement and (iii) all references to Next Special, Inc. as the “Merger Sub” were removed from the Merger Agreement. For U.S. federal income tax purposes, it is intended that the Merger qualify as a “reorganization” described in Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”) and, taken together with the Capital Raise as an “exchange” described in Section 351 of the Code.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Patriot maintains disclosure controls and procedures that are designed to provide reasonable assurance that information that is required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management in a timely fashion.

Patriot’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of its disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, Patriot’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, Patriot’s disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

In accordance with the rules and regulations of the SEC, management’s report on the design and effectiveness of Patriot’s system of internal controls over financial reporting is not subject to attestation by Patriot’s independent registered public accounting firm. The SEC rules and regulations applicable to Patriot only require a report by management. Accordingly, this annual report on Form 10-K for the year ended December 31, 2021 does not include an opinion by Patriot’s independent registered public accounting firm regarding management’s system of internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following sets forth information regarding our directors as of March 24, 2022. Unless otherwise indicated, each person holds the same position(s) of both the Company and Patriot Bank.

Name	Age	Current Position with Patriot
Michael A. Carrazza	56	Director and Chairman of the Board of Directors of the Company and the Bank
Robert G. Russell, Jr.	55	Director, President and Chief Executive Officer of the Company and the Bank
Edward N. Constantino	75	Director
Emile Van den Bol	58	Director
Michael J. Weinbaum	55	Director

Michael A. Carrazza Mr. Carrazza has been Chairman of the Board of Directors of the Company since 2010 and served as interim Chief Executive Officer of the Company from August 2016 to July 2020. Mr. Carrazza is also CEO of Solaia Capital Advisors, an investment management firm engaged in making private equity and credit investments. In 2012, Mr. Carrazza led the spin-out of the Bank of Ireland’s U.S. Asset-Based Lending Group, presently known as Siena Lending Group, and served as its Chairman through 2019. Previously, Mr. Carrazza was co-founder of Bard Capital Group where he sponsored several transactions in the industrial sector. He has structured and financed the leveraged buyout of International Surface Preparation Group, Inc. from U.S. Filter/Vivendi and subsequently worked alongside its Chairman, managing the company’s turnaround, financings, and subsequent sale. Mr. Carrazza also led the financing and restructuring of Mitchell Madison Group and served on the firm’s Executive Team, where he assisted in the firm’s global expansion and managed its sale to US Web/CKS. Mr. Carrazza began his career at Goldman, Sachs & Co. Mr. Carrazza earned his MBA in Finance from The Stern School of Business at New York University and his B.S. in Electrical Engineering from The Pennsylvania State University. Mr. Carrazza is qualified to be a director as he has an extensive background in the financial services industry, has served as Patriot’s Chairman since 2011 and served as Interim CEO from 2016 to 2020.

Robert G. Russell, Jr. Mr. Russell was appointed as President and Chief Executive Officer of the Company and the Bank in July 2020 and Director in September 2020. Mr. Russell has more than 30 years of community banking experience. Prior to joining the Company and the Bank, Mr. Russell served as Executive Vice President and Chief Operating Officer of Millington Bank of Morris and Somerset Counties of New Jersey from 2015 to 2020. Previously, he served as President and Chief Executive Officer of NJM Bank from 2013 to 2014, and before that, as its Chief Financial and Investment Officer from 2003 to 2013. Mr. Russell has led both institutions to achieve significant growth and increases in profitability. During the period of 1990 to 2003, Mr. Russell has also spent part of his career as an Internal Auditor and as a Controller for banking institutions of various asset sizes throughout the state of New Jersey. Mr. Russell earned his bachelor’s degree from Montclair State University and a is a graduate of the Graduate School of Banking at Colorado. Mr. Russell is qualified to be a director as he has over 30 years of banking experience, including Chief Executive and Chief Operating Officer roles and serves as President and CEO of Patriot Bank.

Edward N. Constantino Mr. Constantino has been a director of the Company since October 2010 and the Lead Independent Director since October 2018. He has over 40 years of audit, advisory and tax experience working for two major accounting firms, Arthur Anderson LLP and KPMG LLP. Mr. Constantino retired from KPMG in late 2009, where he was an Audit Partner in charge of the Firm’s real estate and asset management businesses. Mr. Constantino is a member of the Board of Directors and Chairman of the Special Committee of ARC Property Trust and a member of the Board of Directors and Chairman of the Audit Committee of VineBrook Trust and NexPoint Residential Trust. He also is the Chairman of the Real Estate and Facilities Committee and member of the Investment Committee at St. Francis College. Mr. Constantino also serves as a consultant for the law firm of Skadden Arps. Mr. Constantino’s specific skills include auditing national and multinational organizations, internal control and compliance, financial reporting, regulatory reporting, risk management, asset valuation, accounting and finance and transaction structuring. He is a licensed CPA, a Member of the American Institute of Certified Public Accountants and a Member of the New York State Society of Public Accountants. Mr. Constantino received a Bachelor of Business Administration degree from St. Francis University. Mr. Constantino is qualified to be a director as he has extensive audit, advisory and tax experience as an Audit Partner with KPMG.

Emile Van den Bol Mr. Van den Bol has been a director of the Company since October 2010. Mr. Van den Bol is currently the Chief Executive Officer of Brooklawn Capital, LLC. Brooklawn Capital is an investment management company which advises and invests in and finances real estate, securities and operating companies. Mr. Van den Bol retired in 2010 as Managing Director of the Commercial Real Estate Group of Deutsche Bank Securities, Inc. Mr. Van den Bol joined Deutsche Bank in 2001 as Managing Director and held several executive positions in the Commercial Real Estate Group including Global Co-Head Structured Finance, Global Head Commercial Real Estate CDO Group and Member of the Global Commercial Real Estate Executive Committee. Mr. Van den Bol was from 2005 to 2009 a Governor of the Board of the Commercial Mortgage Securities Association. From 1996 to 2001 Mr. Van den Bol was employed by Lehman Brothers where he held a number of positions including Head of Esoteric Principal Finance Group and Co-Head of Lehman Brothers Franchise Conduit. Mr. Van den Bol was a member of Morgan Stanley’s Structured Finance Group from 1991 to 1996. Mr. Van den Bol received a Juris Doctor degree from University of Amsterdam and an MBA degree from the Wharton School of the University of Pennsylvania. Mr. Van den Bol is qualified to be a director as he has extensive financial services and investment banking experience and is a financial expert.

Michael J. Weinbaum Mr. Weinbaum has been a director of the Company since October 2010. He has been the Vice President of Real Estate Operations for United Capital Corp. for more than twenty years. Mr. Weinbaum has extensive experience in real estate operations and transactions. He is a member of the International Council of Shopping Centers and has been a member of United Capital’s Board of Directors since 2005. Mr. Weinbaum currently serves on the Finance Board and Board of Trustees for St. Mary’s Healthcare for Children. Mr. Weinbaum received a Bachelor of Arts degree in Management from Franklin Pierce University. Mr. Weinbaum is qualified to be a director as he has extensive commercial real estate investment experience.

Board Committees

The members of our Board of Directors devote time and talent to certain standing committees. Among these committees are the Audit Committee, Compensation Committee, Executive Committee, Nominating and Corporate Governance Committee, Asset and Liability Committee, Loan Committee, and Risk Committee. The current members of each committee are set forth below.

●	Audit Committee: Messrs. Constantino (Chairman), Van den Bol and Weinbaum, each of whom is an independent director as defined by the SEC and NASDAQ rules.
●	Compensation Committee: Messrs. Constantino (Chairman), Van den Bol and Weinbaum, each of whom is an independent director as defined by NASDAQ rules.
●	Executive Committee: Messrs. Carrazza (Chairman), Russell, Constantino and Van den Bol.
●	Nominating and Corporate Governance Committee: Messrs. Van den Bol (Chairman), Constantino and Weinbaum, each of whom is an independent director as defined by NASDAQ rules.
●	Asset and Liability Committee: Messrs. Russell (Chairman), Constantino, Van den Bol and Weinbaum.
●	Loan Committee: Messrs. Van den Bol (Chairman), Constantino and Russell.
●	Risk Committee: Messrs. Russell (Chairman), Van den Bol and Constantino.

Audit Committee Financial Expert

The Board has determined that Messrs. Constantino and Van den Bol have the professional experience necessary to qualify as audit committee financial experts under SEC rules.

Executive Officers

The following sets forth information regarding our executive officers who do not serve as directors as of March 24, 2022. Unless otherwise indicated, each person holds the same position(s) of both the Company and Patriot Bank.

Name	Age	Current Position with Patriot
Joseph D. Perillo	66	Executive Vice President and Chief Financial Officer
Frederick K. Staudmyer	66	Secretary and Chief Human Resources Officer; Executive Vice President and Chief Administrative Officer of Patriot Bank
Judith P. Corprew	60	Executive Vice President and Chief Compliance & Risk Officer of Patriot Bank
Karen Rojeski	67	Executive Vice President and Chief Credit Officer of Patriot Bank
Steven Grunblatt	57	Executive Vice President and Chief Information Office of Patriot Bank
David Lowery	47	Executive Vice President and Chief Lending Officer of Patriot Bank

Joseph D. Perillo Mr. Perillo has served as Executive Vice President and Chief Financial Officer of the Company and Patriot Bank since May 2017. He served as a senior executive consultant for several months beginning in January 2017, tasked with assessing the finance department’s processes and improving operations and internal controls. Mr. Perillo is a recognized finance industry leader with over two decades of experience in the banking industry, having served as Chief Accounting Officer and Chief Financial Officer for iQor Inc., a $1.5 billion global leader in business process outsourcing. He began in public accounting with KPMG and then spent over 20 years in banking with Citibank, NatWest and as Senior Vice President & Controller for GreenPoint Financial, then one of the 50 largest banking companies in the U.S. Mr. Perillo earned his Bachelor of Science in accounting from St. John’s University and is a Certified Public Accountant.

Frederick K. Staudmyer Mr. Staudmyer has served as the Company’s Secretary and Chief Human Resources Officer since November 2014. He is also the Executive Vice President and Chief Administrative Officer of Patriot Bank, N.A., overseeing human resources, retail, and business banking, corporate governance, the customer support center, property development and facilities management. Mr. Staudmyer previously served as Assistant Dean at Cornell University’s Johnson Graduate School of Management. Bringing more than 30 years of human resources, general management, and corporate leadership experience, he has served at leading financial institutions where he directed talent acquisition and development, including this role at Chase Manhattan Bank, now JPMorgan Chase. He previously served as Chief Human Resources Officer for Ziff Communications and Ziff Davis Publishing. He also co-founded and served as President and COO at a national legal services and staffing company for over seven years. Mr. Staudmyer earned his MBA from the Johnson Graduate School of Management at Cornell and his Bachelor of Science at Cornell’s School of Industrial & Labor Relations. He currently serves on the Board of Directors of the Human Services Council of Connecticut. He has served on the board of directors of the MBA Career Services Council and as an Advisory Council Member of Cornell University’s Entrepreneurial and Personal Enterprise Program.

Judith P. Corprew Ms. Corprew has served as Executive Vice President and Chief Compliance & Risk Officer of Patriot Bank since March 2015, ensuring compliance with local, state and federal regulations, and risk management. She serves on the management committees for: Regulatory Compliance, Enterprise Risk, Steering and CRA. She holds a Certified Regulator Compliance Manager certification, a highly regarded recognition by the American Bankers Association. With three decades of credit and risk management experience, she has held leadership positions at community-focused financial institutions and mortgage companies throughout the Tri-State area. Early in her banking career, Ms. Corprew was awarded honors for establishing a profitable mortgage center. A staunch advocate for teaching financial literacy skills, Ms. Corprew has led educational seminars and events at local schools, clubs and community organizations. She has also held workshops on first-time home buying, credit and budgeting. She has served as a member of the United Way Stamford Financial Stability Collaborative, and has served as a financial coach for the United Way. She is a member of the Bank Compliance Association of Connecticut, and the Institute of Certified Bankers and Regulatory Compliance Group of Fairfield County. She is also a board member of Housatonic Community College Foundation, serving as Vice President, a board member of Future Five and a member of The Helpers Club Scholarship Foundation of Stamford. Ms. Corprew earned her bachelor’s degree from Rutgers University and a master’s degree in finance from Post University in Waterbury, CT.

Karen Rojeski Ms. Rojeski joined Patriot Bank in April 2021 as Executive Vice President and Chief Credit Officer. Prior to joining Patriot, Ms. Rojeski served as Executive Vice President, Chief Credit Officer at Metropolitan Commercial Bank from 2011 to 2020. Previously, she held the position of Senior Vice President, Special Assets Department Manager at Union Savings Bank. Ms. Rojeski brings to the Company a rich and diverse experience in community bank credit and lending. Ms. Rojeski holds an undergraduate degree from San Francisco State University and a Master of Science from Fairfield University.

Steven Grunblatt Mr. Grunblatt joined Patriot Bank in 2014 as Senior Vice President, Director of Technology and became Executive Vice President and Chief Information Officer in April 2021. He has over twenty-five years of experience in various facets of information technology, including management and oversight of all aspects of vendor management, infrastructure and technology implementation. Mr. Grunblatt graduated from the Wharton School of Business in Pennsylvania with a bachelor’s degree in Economics.

David Lowery Mr. Lowery joined Patriot Bank in April of 2021 as Head of Lending and became Executive Vice President and Chief Lending Officer in September 2021. Mr. Lowery is leading Patriot Bank’s SBA division, Commercial Real Estate, C&I and Consumer Lending areas. Prior to joining Patriot, Mr. Lowery has served in various senior capacities with several institutions including Iberia Bank, Metropolitan and M&T Bank. He has built highly successful lending businesses in the New York metropolitan area. Mr. Lowery earned his MBA from Loyola University in Maryland where he also received his undergraduate degree in Economics.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the regulations promulgated thereunder require our executive officers, directors and persons who beneficially own more than 10% of our common stock to file forms with the SEC to report their ownership of the Company’s shares and any changes in ownership. We have reviewed all forms filed electronically with the SEC during, and with respect to, fiscal 2021. Based on that review and written information given to us by all of our directors and executive officers, we believe that all of our directors, executive officers and holders of more than 10% of our stock filed on a timely basis all reports that they were required to file under Section 16(a) during fiscal 2021, except that each of Edward N. Constantino, Emile Van den Bol, Raymond Smyth and Michael J. Weinbaum were late in filing a Form 4 related to a restricted stock grant; Michael Carrazza was late in filing a Form 4 related to an indirect disposition of shares of common stock;  and SMC Holdings I, LP was late in filing a Form 3 reporting its initial beneficial holdings.

Code of Ethics

Each of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer is required to comply with the Patriot National Bancorp, Inc. Code of Conduct for Senior Executive Financial Officers adopted by our Board of Directors. The Code of Conduct was adopted to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate and timely disclosure in public documents; compliance with law; prompt internal reporting of Code of Conduct violations, and accountability for adherence to the Code of Conduct. The Code of Conduct was filed with the SEC as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. In addition, all of our directors, officers and employees are required to comply with a Code of Ethics and Conflict of Interest Policy which is filed herewith as Exhibit 14.2.

Shareholders may request a copy of either Code, without charge, by contacting Joseph D. Perillo, Chief Financial Officer, Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, Connecticut 06901, (203) 252-5920.

ITEM 11. Executive Compensation

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our Chairman, Chief Executive Officer, and two other executive officers who received the highest annual compensation.

Name/Principal Position(s) (1)	Year	Salary	Bonus	Restricted Stock	All Other Annual Compensation(2)	Total
Michael A. Carrazza	2021	$149,999	$—	$—	$2,596	$152,595
Chairman	2020	$242,308	$—	$—	$5,192	$247,500

Robert G. Russell	2021	$336,538	$100,000	$—	$12,088	$448,626
President and Chief Executive Officer	2020	$126,923	$75,000	$—	$5,564	$207,487

Joseph D. Perillo	2021	$259,615	$77,000	$—	$14,425	$351,040
Chief Financial Officer	2020	$237,308	$25,000	$—	$13,299	$275,607

Judith P. Corprew	2021	$260,000	$57,000	$—	$5,200	$322,200
Executive Vice President and Chief Compliance & Risk Officer of Patriot Bank, N.A.	2020	$230,385	$25,000	$—	$4,608	$259,993

____________________

(1)	Mr. Russell has served as President and Chief Executive Officer of the Company and Patriot Bank since July 20, 2020.
(2)	The “All Other Compensation” column for the fiscal year ended December 31, 2021 includes the following compensation items:

Named Executive Officer	Contribution to 401(k) Plan ($)	Car Allowance ($)	Total ($)
Michael A. Carrazza	2,596	—	2,596
Robert G. Russell	6,088	6,000	12,088
Joseph D. Perillo	8,425	6,000	14,425
Judith P. Corprew	5,200	—	5,200

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers had any unvested equity awards at December 31, 2021.

Executive Compensation Incentive Plan

In 2017, the Company adopted the Executive Compensation Incentive Plan, referred to as the “2017 Plan.” The 2017 Plan applies to the President and all Executive Vice Presidents at Patriot Bank. The 2017 plan was developed in order to attract, retain and motivate key executives by offering compensation incentives for delivering pre-defined budgeted operating results. The 2017 Plan is market competitive and designed to promote safe and sound business practices, where compensation objectives and risk taking are responsible, within policy guidelines and compatible with effective controls and risk-management. The 2017 Plan provides for awards based on a balance of bank results and individual executive performance. Awards are paid 50% in cash and 50% in restricted stock awards vesting over three years granted under the 2020 Plan. There were no awards issued under the Executive Compensation Incentive Plan during 2020 and 2021.

401(k) Plan

Patriot Bank maintains a tax-qualified 401(k) Plan under Section 401(a) of the Code with a cash or deferred arrangement under Section 401(k) of the Code. Employees become eligible to make salary reduction contributions to the 401(k) Plan on the first day of the month coinciding with or next following the date that the employee has attained 21 years of age and completed 1 month of service. Employees become eligible to receive any matching or discretionary contributions made to the 401(k) by Patriot Bank after the completion of six months and at least 500 hours of service.

Under the 401(k) Plan, participants may elect to have Patriot Bank contribute a portion of their compensation each year, subject to certain limitations imposed by the Code. The 401(k) Plan permits Patriot Bank to make discretionary matching and additional discretionary contributions to the 401(k) Plan. Participants in the 401(k) Plan may direct the investment of their accounts in several types of investment funds.

Participants are always 100% vested in their elective deferrals, matching and discretionary matching contributions and related earnings under the 401(k) Plan.

Patriot National Bancorp, Inc. 2020 Stock Plan

In 2011, the Company adopted the Patriot National Bancorp, Inc. 2012 Stock Plan (the “2012 Plan”), which was approved and ratified by shareholders of the Company on December 13, 2011. On November 1, 2020, the Board of Directors of the Company approved an amendment of the 2012 Plan and renamed it as the Patriot National Bancorp, Inc. 2020 Restricted Stock Award Plan (the “2020 Plan”), which was approved and ratified by shareholders of the Company on December 22, 2021.

The 2020 Plan is administered by the Compensation Committee of the Company's Board of Directors. Grants under the 2020 Plan are made in the form of restricted stock. The 2020 Plan authorizes 3,000,000 shares of the Company's Common Stock for issuance.

Only directors and employees of the Company are eligible to receive grants of restricted stock under the 2020 Plan. The grants of restricted stock may be subject to vesting, in one or more installments, upon the happening of certain events, upon the passage of a certain period of time. The vesting of restricted stock awards may be accelerated in accordance with terms of the plan. The Compensation Committee shall make the terms and conditions applicable to the vesting of restricted stock awards.

Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded to each of our non-employee directors who served on our Board during the fiscal year ended December 31, 2021.

	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Name	($)	($)	($)

Edward N. Constantino	87,575	14,347	101,922
Raymond Smyth(2)	64,725	14,347	79,072
Emile Van den Bol	81,525	14,347	95,872
Michael J. Weinbaum	40,775	14,347	55,122

(1)

The “Stock Awards” column represents the aggregate grant date fair value computed in accordance with ASC Topic 718 for awards of restricted stock granted under our 2020 Plan during fiscal 2021. We calculated the estimated fair value of the restricted stock awards using the market price of our common stock on the grant date. As of December 31, 2021, the aggregate number of unvested stock awards held by each of our non-employee directors was as follows: Edward N. Constantino – 3,156; Raymond Smyth –0; Emile Van den Bol –3,156; and Michael J. Weinbaum – 3,156.

(2)	Mr. Smyth was a director of the Company until September 22, 2021.

The Company’s directors who are also executive officers do not receive compensation for service on the Board of Directors or any of its committees. On an annual basis, each non-employee director receives $1,150 for each board meeting in which they participate and annual retainer fees totaling $19,100. They also receive fees ranging from $375 to $750 for each committee meeting in which they participate. In addition, non-employee directors who serve as the chair of a committee receive additional retainer fees ranging from $3,000 to $9,200 per year. In addition, each non-employee director receives an annual equity grant of restricted stock units with a grant date value of approximately $14,345 which will vest in full in four equal annual installments, beginning on the first anniversary of the grant date. The Company’s directors are also reimbursed for reasonable and necessary out-of-pocket expenses incurred in connection with their service to the Company, including travel expenses.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management of Patriot

The table below provides certain information about beneficial ownership of Patriot common stock as of March 24, 2022 with respect to: (i) each person, or group of affiliated persons, who is known to Patriot to own more than five percent (5%) of Patriot common stock; (ii) each of the Patriot’s directors; (iii) each of the Patriot’s executive officers; and (iv) all of Patriot’s directors and executive officers as a group.

Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of Patriot common stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 3,956,492 shares of Patriot common stock outstanding as of March 24, 2022. In computing the number of shares of common stock beneficially owned by a person and applicable percentage of ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of March 24, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each shareholder is in care of Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, CT 06901.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Class
Michael A. Carrazza	67,254	(1)	1.70%
Robert G. Russell, Jr.	5,000	(2)	*
Joseph D. Perillo	4,263	(3)	*
Frederick K. Staudmyer	3,203		*
Judith P. Corprew	2,026		*
Karen Rojeski	-		*
Steven Grunblatt	2,500		*
David C. Lowery	3,000		*
Edward N. Constantino	11,899	(4)	*
Emile Van den Bol	59,512		1.50%
Michael J. Weinbaum	358,071	(5)	9.05%
All Directors and Executive Officers	516,728		13.06%
AFP Forty Six Corp.	342,172	(6)	8.65%
Harvey Sandler Revocable Trust	317,248	(7)	8.02%
Siguler Guff Advisers, LLC	460,589	(8)	11.81%
SMC Holdings I, LP	427,691	(9)	10.81%
LMI Partners, LLC	285,915	(10)	7.23%
AllianceBernstein L.P.	397,418	(11)	10.04%

* Less than one percent (1%)

(1)

Includes 12,221 shares held by Solaia Capital Management Profit Sharing Plan for the benefit of Mr. Carrazza, with regard to which Mr. Carrazza has sole voting and dispositive power, and 55,033 shares directly owned by Mr. Carrazza.

(2)	Includes 2,500 shares held in an IRA for the benefit of Mr. Russell.
(3)	Includes 3,185 shares held in an IRA for the benefit of Mr. Perillo.
(4)	Includes 1,000 shares held in a SEP IRA for the benefit of Mr. Constantino.
(5)

Includes 15,899 shares owned by Michael Weinbaum and 342,172 shares owned by AFP Forty Six Corp. (“AFP”) (See footnote (6) below). Based solely on the information set forth in the Schedule 13D filed with the SEC on April 14, 2021, Mr. Weinbaum is an officer of AFP and an officer and director of United Capital Corp., which owns AFP, and therefore may be deemed to have voting and dispositive power over the shares held by AFP. Mr. Weinbaum disclaims beneficial ownership of the shares owned by AFP. The address of AFP Forty Six Corp. is 9 Park Place, Great Neck, NY 11021.

(6)

Based solely on the information set forth in the Schedule 13D filed with the SEC on April 14, 2021, AFP is the record and direct beneficial owner of 342,172 shares. Also see footnote (5) above regarding the voting and dispositive power over such shares.

(7)

Based solely on the information set forth in the Schedule 13G/A filed with the SEC on April 13, 2021, Gary Rubin and Andrew Sandler are trustees of Harvey Sandler Revocable Trust, and therefore may be deemed to have voting and dispositive power over the shares held by Harvey Sandler Revocable Trust The address of Harvey Sandler Revocable Trust is 2080 NW Boca Raton Blvd Ste 2 Boca Raton, FL 33431.

(8)

Based solely on the information set forth in the Schedule 13G filed with the SEC on May 3, 2021, Siguler Guff Advisers, LLC (SGA) is 100% owned by Siguler Guff & Company, LP. The general partner of Siguler Guff & Company, LP is Siguler Guff Holdings GP, LLC. George W. Siguler, Andrew J. Guff, Donald P. Spencer and Kenneth J. Burns are the owners of Siguler Guff Holdings GP, LLC and the executive officers of SGA, and therefore may be deemed to have voting and dispositive power over the shares held by SGA. The address of SGA is c/o Siguler Guff & Company, LP, 200 Park Avenue, 23rd Floor, New York, NY 10166.

(9)

Based solely on the information set forth in the Schedule 13G filed with the SEC on April 27, 2021, SMC Holdings I G.P., LLC (“SMC GP”) is the general partner of SMC Holdings I, LP. John L. Steffens and Gregory P. Ho each serves as a Managing Member of SMC GP, and therefore may be deemed to have voting and dispositive power over the shares held by SMC GP. The address of SMC GP is c/o Spring Mountain Capital, LP, 650 Madison Avenue, 20th Floor, New York, NY 10022.

(10)

Based solely on the information set forth in the Schedule 13G filed with the SEC on April 16, 2021, Earl A. Samson III is Manager of LMI Partners, LLC, and therefore may be deemed to have voting and dispositive power over the shares held by LMI Partners, LLC. The address of LMI Partners, LLC is 954 Lexington Avenue, Suite 124, New York, NY 10021.

(11)

Based solely on the information set forth in the Schedule 13G/A filed with the SEC on December 10, 2021, by AllianceBernstein L.P.(“AllianceBernstein”) AllianceBernstein has sole voting and dispositive power over 397,418 shares.  The address of AllianceBernstein is 1345 Avenue of the Americas, New York, NY 10105.

Equity Compensation Plan Information as of the End of Fiscal 2021

The table below provides information as of December 31, 2021, with respect to the compensation plan under which equity securities of the Company are authorized for issuance to directors, officers or employees.

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Approved by the shareholders	-	$-	2,834,617

Not approved by the shareholders	-	-	-

Total	-	$-	2,834,617

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination such loans did not involve more than the normal risk of collectability or present any other unfavorable features. There were $100,000 loans to officers and directors outstanding as of December 31, 2020 and no loans to officers and directors outstanding as of December 31, 2021. As of December 31, 2021 and 2020, deposits by related parties aggregated $58,000 and $189,000, respectively.

Information about transactions involving related persons is assessed by the Company’s independent directors. Related persons include the Company’s directors and executive officers as well as immediate family members of such directors and officers. If the independent directors approve or ratify a material transaction involving a related person, then the transaction would be disclosed in accordance with the SEC rules. If the related person is a director, or a family member of a director, then that director would not participate in those discussions.

Board Independence

The Board has determined that the following current directors, constituting a majority of the members of the Board, are independent as defined in the applicable listing standards of the Nasdaq Stock Market, Inc.: Messrs. Constantino, Van den Bol and Weinbaum. Each current member of the Audit, Compensation, and Nominating and Governance Committees is an independent director pursuant to all applicable listing standards of Nasdaq. The Board of Directors has also determined that each current member of the Audit Committee also meets the additional independence standards for audit committee members established by the SEC, and each member of the Compensation Committee also qualifies as a “non-employee director” as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended.

ITEM 14. Principal Accountant Fees and Services

Principal Accounting Fees and Services

The following table sets forth the aggregate amounts of principal accounting fees we paid to our independent registered public accountants for professional services performed in fiscal years ended December 31, 2021and 2020 for: (i) audit fees – consisting of fees billed for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) audit-related fees – consisting of fees billed for services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; and (iii)  all other fees – consisting of fees billed for all other services rendered.

	Year Ended December 31,
	2021	2020
Audit fees (1)	$415,288	$359,355
Audit related fees (1)	1,600	-
All other fees(1)	17,325	16,800
	$434,213	$376,155

(1)	The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

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

The Audit Committee pre-approved all of the audit and non-audit services provided by RSM during the years ended December 31, 2021 and 2020.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) The consolidated financial statements and exhibits listed below are filed as part of this Annual Report on Form 10-K.

(1)

The Company’s Consolidated Financial Statements, the Notes thereto and the Report of the Independent Registered Public Accounting Firm are included in PART II, Item 8. “Financial Statements and Supplementary Data.”

(2)	Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits. Reference is made to Item 15(b) below.

(b) Exhibits. The Exhibit Index, which immediately precedes the signature page, is incorporated by reference into this Annual Report on Form 10-K.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibits
No.	Description

2.1**

Agreement and Plan of Merger, dated as of November 14, 2021, by and among Patriot National Bancorp, Inc., American Challenger Development Corp. and Next Special, Inc.(incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 16, 2021).

2.2	Amendment No. 1 to the Merger Agreement, dated as of January 28, 2022, by and among Patriot National Bancorp, Inc., Next Special, Inc., and American Challenger Development Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 3, 2022).

2.3	Amendment No. 2 to the Merger Agreement, dated as of February 28, 2022, by and among Patriot National Bancorp, Inc., Next Special, Inc., and American Challenger Development Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 1, 2022).

3.1	Certificate of Incorporation of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on December 1, 1999)

3.2

Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 25, 2005)

3.3

Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 14, 2006)

3.4

Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc., dated October 6, 2010 (incorporated by reference to Exhibit 3.l to the Company’s Current Report Form 8-K filed on October 21, 2010)

3.5	Amended and Restated By-laws of Patriot National Bancorp Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on November 1, 2010)

4.1

Form of 6.25% Fixed to Floating Rate Subordinated Note (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)

4.2	Form of 7% Senior Note due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 19, 2021).

4.3*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1†	2012 Stock Plan of Patriot National Bancorp Inc. (incorporated by reference from Annex A to the Proxy Statement on Form 14C filed on November 1, 2011)

10.2†	Patriot National Bancorp, Inc. 2020 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020).

10.3

Amended Financial Services Agreement, by and between Patriot National Bancorp, Inc. and PNBK Sponsor LLC, dated August 7, 2014 (incorporated by reference to Exhibit 10(a) (20) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 000-29599) filed on August 8, 2014)

10.4	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)

10.5***

Investment Agreement, dated as of November 14, 2021, between Patriot National Bancorp, Inc., Patriot Bank, N.A and Oaktree Opportunities Fund Xb Holdings (Delaware), L.P. and Oaktree Opportunities Fund XI Holdings (Delaware), L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2021).

10.6***	Investment Agreement, dated as of November 14, 2021, between Patriot National Bancorp, Inc., Patriot Bank, N.A and AG Credit Solutions Master Fund II A, L.P., AG Credit Solutions Non ECI Master Fund, L.P., AG Potomac Fund, L.P., AG Capital Solutions SMA One, L.P., AG Cataloochee, L.P., and AG Centre Street Partnership, L.P.(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2021).

10.7***	Investment Agreement, dated as of November 14, 2021, between Patriot National Bancorp, Inc. and Eagle Strait I LLC and Eagle Strait II LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 16, 2021).

14.1

Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599)

14.2*	Code of Ethics and Conflict of Interest Policy

21.1	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 29, 2020)

23.1*	Consent of RSM US LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
101.INS#*	Inline XBRL Instance Document
101.SCH#	Inline XBRL Schema Document
101.CAL#	Inline XBRL Calculation Linkbase Document
101.LAB#	Inline XBRL Labels Linkbase Document
101.PRE#	Inline XBRL Presentation Linkbase Document
101.DEF#	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†         Management Contracts and Compensatory Plans, Contracts or Arrangements.

*         Provided herewith.

**Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. PNBK agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

***Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. PNBK agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

The exhibits marked with the section symbol (#) are interactive data files.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2022

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Joseph D. Perillo
Name: Joseph D. Perillo
Title: Executive Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert G. Russell Robert G. Russell	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2022

/s/ Joseph D. Perillo Joseph D. Perillo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 24, 2022

/s/ Michael Carrazza Michael Carrazza	Director	March 24, 2022

/s/ Edward N. Constantino Edward N. Constantino	Director	March 24, 2022

/s/ Emile Van den Bol Emile Van den Bol	Director	March 24, 2022

/s/ Michael J. Weinbaum Michael J. Weinbaum	Director	March 24, 2022